Form 10-Q
period 2005-09-30
WebMD Health Corp.
filed 2005-11-09
CIK 1326583

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 0-51547
WEBMD HEALTH CORP.
(Exact name of registrant as specified in its charter)

Delaware	20-2783228
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
111 Eighth Avenue
New York, New York 10011
(Address of principal executive offices, including zip code)
(212) 624-3700
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐     No ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
As of November 8, 2005, the Registrant had 7,954,426 shares of Class A Common Stock and 48,100,000 shares of Class B Common Stock outstanding.

WEBMD HEALTH CORP.
QUARTERLY REPORT ON FORM 10-Q
For the period ended September 30, 2005
WebMD®, WebMD Health®, Medscape®, CME Circle®, Medpulse®, The Little Blue Booktm, MedicineNet®, RxList® and Select Quality Care® are among the trademarks of WebMD Health Corp. or its subsidiaries.

FORWARD-LOOKING STATEMENTS
      This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be, forward-looking statements. For example, statements concerning projections, predictions, expectations, estimates or forecasts and statements that describe our objectives, plans or goals are, or may be, forward-looking statements. These forward-looking statements reflect management’s current expectations concerning future results and events and can generally be identified by the use of expressions such as “may,” “will,” “should,” “could,” “would,” “likely,” “predict,” “potential,” “continue,” “future,” “estimate,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” and other similar words or phrases, as well as statements in the future tense.
      Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. The following important risks and uncertainties could affect future results, causing those results to differ materially from those expressed in our forward-looking statements:

•	the failure to achieve sufficient levels of usage of our public portals;

•	the inability to successfully deploy new or updated applications or services;

•	the anticipated benefits from acquisitions not being fully realized or not being realized within the expected time frames;

•	the inability to attract and retain qualified personnel;

•	general economic, business or regulatory conditions affecting the healthcare, information technology, and Internet industries being less favorable than expected; and

•	the other risks and uncertainties described in this Quarterly Report on Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Future Financial Condition or Results of Operations.”
These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results.
      The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements
WEBMD HEALTH CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,112	$3,456
Stock subscription receivable	129,142	—
Accounts receivable, net of allowance for doubtful accounts of $821 at September 30, 2005 and $798 at December 31, 2004	41,685	38,453
Current portion of prepaid advertising	8,324	10,350
Other current assets	2,276	2,619

Total current assets	222,539	54,878
Property and equipment, net	19,172	6,316
Prepaid advertising	15,075	20,047
Goodwill	77,626	52,614
Intangible assets, net	15,678	12,065
Other assets	178	576

	$350,268	$146,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$22,555	$15,874
Deferred revenue	35,285	29,885

Total current liabilities	57,840	45,759
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 500,000,000 shares authorized; 7,954,426 shares issued and outstanding at September 30, 2005; no shares issued and outstanding at December 31, 2004	80	—
Class B common stock, $0.01 par value per share, 150,000,000 shares authorized; 48,100,000 shares issued and outstanding at September 30, 2005; no shares issued and outstanding at December 31, 2004	481	—
Deferred stock compensation	(6,542)	—
Additional paid-in capital	296,207	—
Retained earnings	2,202	—
Owner’s net investment	—	100,737

Total stockholders’ equity	292,428	100,737

	$350,268	$146,496

See accompanying notes.

WEBMD HEALTH CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenue	$45,094	$36,975	$119,834	$95,051
Costs and expenses:
Cost of operations	18,020	13,336	51,531	37,771
Sales and marketing	13,534	12,080	36,663	35,326
General and administrative	6,582	5,493	21,787	15,506
Depreciation and amortization	2,733	1,247	7,985	3,762
Interest income	(10)	—	(10)	—

Income before income tax provision	4,235	4,819	1,878	2,686
Income tax provision	112	61	264	152

Net income	$4,123	$4,758	$1,614	$2,534

Net income per common share:
Basic and diluted	$0.09	$0.10	$0.03	$0.05

Weighted-average shares outstanding used in computing net income per common share:
Basic	48,273	48,100	48,158	48,100

Diluted	48,302	48,100	48,167	48,100

See accompanying notes.

WEBMD HEALTH CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	September 30,

	2005	2004

Cash flows from operating activities:
Net income	$1,614	$2,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,985	3,762
Non-cash advertising and distribution	5,121	9,839
Non-cash stock compensation	981	1,195
Changes in operating assets and liabilities:
Accounts receivable	(1,490)	(11,314)
Other assets	1,185	3,364
Accrued expenses	2,798	3,382
Deferred revenue	778	2,834

Net cash provided by operating activities	18,972	15,596
Cash flows from investing activities:
Purchases of property and equipment	(15,587)	(2,612)
Cash paid in business combinations, net of cash acquired	(30,819)	(1,500)

Net cash used in investing activities	(46,406)	(4,112)
Cash flows from financing activities:
Net cash transfers from (to) Emdeon	65,090	(10,372)

Net cash provided by (used in) financing activities	65,090	(10,372)

Net increase in cash and cash equivalents	37,656	1,112
Cash and cash equivalents at beginning of period	3,456	358

Cash and cash equivalents at end of period	$41,112	$1,470

See accompanying notes.

WEBMD HEALTH CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts, unaudited)

	Stockholders’ Equity

		Class A		Class B
	Owner’s	Common Stock		Common Stock
	Net					Deferred	Additional	Retained
	Investment	Shares	Amount	Shares	Amount	Compensation	Paid-in-Capital	Earnings	Total

Balance at January 1, 2005	$100,737		$—		$—	$—	$—	$—	$100,737
Net (loss) income	(1,705)		—		—	—	—	3,319	1,614
Transfer from Emdeon, including non-cash transfers	64,176		—		—	—	—	—	64,176
Contribution	(163,208)		—	48,100,000	481	—	162,727	—	—
IPO subscription, net of issuance costs	—	7,935,000	79		—	—	125,463	—	125,542
Issuance of shares	—	19,426	1		—	—	339		340
Stock options issued to Emdeon employees	—		—		—	—	1,117	(1,117)	—
Deferred stock compensation	—		—		—	(6,561)	6,561	—	—
Amortization of deferred stock compensation	—		—		—	19	—	—	19

Balances at September 30, 2005	$—	7,954,426	$80	48,100,000	$481	$(6,542)	$296,207	$2,202	$292,428

See accompanying notes.

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, unaudited)
1. Background and Basis of Presentation
Background
      The unaudited consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 and related notes of WebMD Health Corp. (the “Company”) as included in the Company’s final prospectus for its initial public offering (“IPO”) of its Class A Common Stock (the “IPO Prospectus”), as filed with the Securities and Exchange Commission on September 30, 2005 (see Note 2).
      The Company is a Delaware corporation that was incorporated on May 3, 2005. On that date, 3,000 shares of the Company’s common stock, par value $0.01 per share, were authorized. On May 4, 2005, 100 shares were issued to Emdeon Corporation (“Emdeon”), then known as WebMD Corporation. The Company was formed as a wholly owned subsidiary of Emdeon in preparation for an initial public offering of equity securities in Emdeon’s WebMD Health segment. On September 6, 2005, Emdeon contributed to the Company, as a contribution to capital, the subsidiaries that comprise Emdeon’s WebMD Health segment and certain related assets and liabilities. On September 23, 2005, Emdeon contributed an additional $40,000 in cash as a contribution to the capital of the Company. On September 27, 2005, the Company restated its Certificate of Incorporation (a) to increase the authorized number of shares from 3,000 to 700,000,000 divided into three classes (50,000,000 shares of Preferred Stock, 500,000,000 shares of Class A Common Stock and 150,000,000 shares of Class B Common Stock) and (b) to convert the 100 shares of then outstanding common stock, all of which were held by Emdeon, into an aggregate of 48,100,000 shares of Class B Common Stock. Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to five votes. In connection with the Company’s IPO, the Company issued 7,935,000 shares, including the underwriters’ over-allotment option of 1,035,000 shares, of Class A Common Stock. All of the Company’s share and per share references in the accompanying unaudited consolidated financial statements have been adjusted retroactively to present the 48,100,000 shares of Class B Common Stock, outstanding as a result of the issuance of 100 shares of common stock on May 4, 2005 and the conversion of those shares on September 27, 2005 into Class B Common Stock, as if they had been outstanding for all prior periods.
      The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the operating results to be expected for any subsequent period or for the entire year ending December 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.
Basis of Presentation
      The unaudited consolidated financial statements have been derived from the consolidated financial statements and accounting records of Emdeon, principally representing the WebMD Health segment, using the historical results of operations, and historical basis of assets and liabilities of the WebMD Health related businesses. Management believes the assumptions underlying the unaudited consolidated financial statements are reasonable. However, the unaudited consolidated financial statements included herein may not necessarily reflect the Company’s results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Company been a stand-alone company during the periods presented. As of December 31, 2004, Emdeon’s net investment in the Company, including intercompany debt, is shown as owner’s net investment in lieu of stockholders’

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
equity in the unaudited consolidated financial statements, because a direct ownership relationship did not exist among all the various entities comprising the Company during this period. On September 6, 2005, Emdeon’s net investment in the Company was reclassified to additional paid-in capital. Transactions between the Company and Emdeon have been identified in the unaudited consolidated financial statements as transactions with Emdeon (see Note 3).
Seasonality
      The timing of the Company’s revenues is affected by seasonal factors. Advertising and sponsorship revenues within the Online Services segment are seasonal, primarily as a result of the annual budget approval process of the advertising and sponsorship clients of the public portals. This portion of the Company’s revenues is usually the lowest in the first quarter of each calendar year, and increases during each consecutive quarter throughout the year. The Company’s private portal licensing revenues are historically highest in the second half of the year as new customers are typically added during this period in conjunction with their annual open enrollment periods for employee benefits. Finally, the annual distribution cycle within the Publishing Services segment results in a significant portion of the Company’s revenue in this segment being recognized in the second and third quarter of each calendar year.
Accounting Estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect: revenue recognition, the allowance for doubtful accounts, the carrying value of prepaid advertising, the carrying value of long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets (excluding goodwill), the carrying value, capitalization and amortization of software development costs, the provision for income taxes and related deferred tax accounts, certain accrued expenses and contingencies, the value attributed to warrants to purchase shares of Emdeon’s common stock issued for services and transactions with Emdeon.
Cash and Cash Equivalents
      The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents.
      Emdeon uses a centralized approach to cash management. Prior to the IPO, the Company’s cash accounts were swept on a regular basis and the financing of its operations and all related activity between the Company and Emdeon were reflected as transactions in owner’s net investment in the Company’s consolidated balance sheets. The cash and cash equivalents reflected in the Company’s consolidated balance sheet as of December 31, 2004 represents cash held directly by the Company. The cash and cash equivalents reflected in the Company’s unaudited consolidated balance sheet as of September 30, 2005 is primarily the result of Emdeon’s contribution of $40,000 to the Company on September 23, 2005.

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accounting for Stock-Based Compensation
      The Company accounts for employee options to purchase Company and Emdeon stock and restricted stock and for employee participation in the Emdeon employee stock purchase plan using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. No stock-based employee compensation cost is reflected in net income with respect to options granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based awards to non-employees are accounted for based on provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The unvested stock options and restricted stock outstanding under Emdeon’s stock-based compensation plans that are held by the Company’s employees continue to vest in accordance with the original terms of those awards. The following table illustrates the effect on net income and pro forma income per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net income as reported	$4,123	$4,758	$1,614	$2,534
Add: Stock-based employee compensation expense included in reported net income	412	538	981	1,195
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,757)	(2,972)	(8,291)	(7,778)

Pro forma net income	$1,778	$2,324	$(5,696)	$(4,049)

Net income per common share:
Basic and diluted — as reported	$0.09	$0.10	$0.03	$0.05

Basic and diluted — pro forma	$0.04	$0.05	$(0.12)	$(0.08)

      The pro forma results above are not intended to be indicative of or a projection of future results. For assumptions used in computing the fair value amounts above, refer to Note 11 to the consolidated financial statements and related notes of the Company included in the IPO Prospectus. The fair value for 2005 options was estimated at the date of grant using the Black-Scholes option pricing model employing weighted average assumptions that were substantially consistent with 2004 assumptions except with respect to the volatility assumption, which was 0.5 for options granted during the nine months ended September 30, 2005.
Income Per Share
      Basic and diluted income per common share are presented in conformity with SFAS No. 128, “Earnings Per Share.” In accordance with SFAS No. 128, basic income per common share has been computed using the weighted-average number of shares of common stock outstanding during the periods presented. Diluted income per common share has been computed using the weighted-average number of

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
shares of common stock outstanding during the periods, increased to give effect to potentially dilutive securities (shares in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Numerator:
Net income	$4,123	$4,758	$1,614	$2,534

Denominator:
Weighted-average shares — Basic	48,273	48,100	48,158	48,100
Employee stock options and restricted stock	29	—	9	—

Adjusted weighted-average shares after assumed conversions — Diluted	48,302	48,100	48,167	48,100

Net income per common share:
Basic and diluted	$0.09	$0.10	$0.03	$0.05

      There were no shares excluded from the calculation of diluted income per common share because all securities were dilutive or convertible into common stock in accordance with their terms during the periods presented.
Advertising
      Advertising costs are generally expensed as incurred and included in sales and marketing expense in the accompanying unaudited consolidated statements of operations. Advertising expense totaled $2,819 and $8,177 for the three and nine months ended September 30, 2005, respectively, and $2,662 and $10,375 for the three and nine months ended September 30, 2004, respectively. Included in these amounts are non-cash advertising costs of $1,634 and $4,831 for the three and nine months ended September 30, 2005, respectively, and $1,702 and $7,191 for the three and nine months ended September 30, 2004, respectively, related to the advertising services received from News Corporation.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “(Revised 2004): Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, and supersedes APB No. 25. SFAS 123R requires all share-based payments to employees, including grants of Emdeon and Company stock options to Company employees, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the first quarter of 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R.

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Initial Public Offering
      Through September 28, 2005, the Company was a subsidiary of and wholly owned by Emdeon. The Company’s Class A Common Stock began trading on the Nasdaq National Market under the ticker symbol “WBMD” on September 29, 2005. The Company closed and received proceeds from the IPO on October 4, 2005. Accordingly, the accompanying unaudited consolidated financial statements for the periods ended September 30, 2005, reflect the Company’s financial condition, results of operations and cash flows prior to the closing of the IPO. The Company had received a subscription for 7,935,000 shares of Class A Common Stock as of September 30, 2005, and has recorded a stock subscription receivable on the accompanying unaudited consolidated balance sheet. As of October 4, 2005, the aggregate number of shares of Class A Common Stock and Class B Common Stock outstanding was 56,054,426.
      The IPO consisted of 7,935,000 shares of Class A Common Stock, including the underwriters’ over-allotment option of 1,035,000 shares of Class A Common Stock. In connection with the IPO the Company received proceeds of $129,142, net of underwriting discounts of $9,721. The expenses of the IPO, not including the underwriting discounts, were estimated to be approximately $5,600. Approximately $2,000 of this amount was paid by Emdeon prior to the IPO and the remaining portion was reflected in accrued expenses on the accompanying unaudited consolidated balance sheet as of September 30, 2005. The Company intends to use the remaining net proceeds from the IPO for working capital and general corporate purposes, including capital expenditures and acquisitions. Emdeon continues to own approximately 85.8% of the Company’s outstanding Common Stock and to hold 96.7% of the combined voting power of the Company’s outstanding Common Stock.

3.	Transactions with Emdeon
Charges from the Company to Emdeon:
      Revenue: The Company sells certain of its products and services to Emdeon businesses. These amounts are included in revenue during the three and nine months ended September 30, 2005. The Company charges Emdeon rates comparable to those charged to third parties for similar products and services.
      Advertising Expense: The Company allocated costs to Emdeon based on its utilization of the Company’s advertising services. This charge included a proportional allocation based on the number of Emdeon operating segments identified in each advertisement and an allocation of cost to Emdeon for the promotion of the WebMD brand prior to Emdeon’s name change. On August 5, 2005, Emdeon and other businesses of Emdeon began to use “Emdeon” as their primary brand, instead of “WebMD.” Accordingly, the Company will no longer allocate any advertising expense to Emdeon, or other businesses of Emdeon, related to any advertising that promotes the WebMD brand. The Company’s portion of the advertising services utilized is included in sales and marketing expense within the accompanying unaudited consolidated statements of operations, and is reported net of what was charged to Emdeon.
Charges from Emdeon to the Company:
      Corporate Services: The Company is charged a services fee for costs related to corporate services provided by Emdeon. These expenses include accounting, tax, treasury, legal, human resources, certain information technology functions and other services. Costs allocated include compensation related costs, insurance and audit fees, outside personnel, facilities costs, professional fees, software maintenance and telecommunication costs. The services fee is based on Emdeon’s incurred costs of such services utilized by the Company. The services fee includes costs identified for dedicated employees managed centrally by Emdeon for certain of its functions across all of its segments. These dedicated employees were transferred to the Company during the quarter ended September 30, 2005, thus there will be no charge from Emdeon

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to the Company for their services going forward. The amount reflected below under the caption “Corporate services — specific identification” reflects the costs for these employees through their date of transfer. The portion of the fee charged for dedicated employees includes a charge for their salaries, plus an overhead charge for these employees calculated based on a pro rata portion of their salaries to total salaries within the function. The services fee also includes an estimate of the cost of shared services utilized by the Company, calculated based on allocation of total employees of both the Company and Emdeon or other reasonable measures of allocation. These amounts are reflected in general and administrative expenses within the accompanying unaudited consolidated statements of operations.
      Healthcare Expense: The Company is charged for healthcare expense for its employees’ participation in Emdeon’s healthcare plans. Healthcare expense is charged based on the number of total employees of the Company and reflects Emdeon’s average cost of these benefits per employee. Healthcare expense is reflected in the accompanying unaudited consolidated statements of operations in the same expense captions as the related salary costs of those employees.
      Stock Compensation Expense: Stock compensation expense is related to restricted stock awards of the Company’s Class A Common Stock and of Emdeon’s Common Stock that have been granted to certain employees of the Company. Stock compensation expense is also related to stock options assumed or issued to employees in connection with certain acquisitions in 2000 with exercise prices less than the fair market value of Emdeon’s stock on the date of grant. Stock compensation expenses are allocated on a specific employee identification basis and are reflected in the accompanying unaudited consolidated statements of operations in the same expense captions as the related salary costs of those employees.
      The following table summarizes the allocations reflected in the Company’s unaudited consolidated financial statements:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Charges from the Company to Emdeon:
Revenue	$215	$—	$215	$—
Advertising expense	278	903	1,877	3,647
Charges from Emdeon to the Company:
Corporate services — specific identification	414	810	1,860	2,403
Corporate services — shared services allocation	829	789	2,561	2,233
Healthcare expense	684	600	2,118	1,710
Stock compensation expense	393	538	962	1,195
      Prior to September 28, 2005, Emdeon allocated certain of the corporate expenses discussed above. These expense allocations were determined on a basis that Emdeon and the Company considered to be a reasonable assessment of the cost of providing these services, exclusive of any profit margin. Upon the IPO, the Company and Emdeon entered into a Services Agreement for Emdeon to provide specified functions and for the Company to reimburse Emdeon for the cost of these functions. The allocation and cost methodologies used prior to the IPO were the basis used in calculating the services fee charges for the above services.
      Emdeon uses a centralized approach to cash management. Prior to the IPO, all related activity between the Company and Emdeon was reflected as transactions in owner’s net investment in the Company’s consolidated balance sheet as of December 31, 2004. Types of intercompany transactions between the Company and Emdeon included (i) cash deposits from the Company’s businesses which were transferred to Emdeon’s bank account on a regular basis, (ii) cash borrowings from Emdeon used to fund operations, capital expenditures, or acquisitions, and (iii) costs and benefits to and from Emdeon identified

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
above. Certain intercompany transactions between Emdeon and the Company were non-cash in nature. Accordingly, these non-cash transactions were included within the change in owner’s net investment but did not affect the net cash transfers from Emdeon amounts included in the accompanying unaudited consolidated statements of cash flows. The following table summarizes the cash and non-cash components within owner’s net investment:

Nine Months
Ended

September 30,
2004

Cash:
Transferred from (to) Emdeon to (from) the Company	$(10,372)
Non-Cash:
Advertising utilization charged to Emdeon	(3,647)
Stock compensation expense charged to the Company	1,195

Decrease in owner’s net investment	$(12,824)

      On September 6, 2005, owner’s net investment was reclassified to additional paid-in capital within the accompanying unaudited consolidated balance sheet. From the date of the IPO, all cash intercompany transactions between the Company and Emdeon will be settled on a timely basis.

4.	Business Combinations
2005 Acquisition
      On March 14, 2005, the Company acquired HealthShare Technology, Inc. (“HealthShare”), a privately held company that provides online tools that compare the cost and quality measures of hospitals for use by consumers, providers and health plans. The total purchase consideration of HealthShare was approximately $29,883, comprised of $29,533 in cash, net of cash acquired and $350 of estimated acquisition costs. In addition, the Company has agreed to pay up to an additional $5,000 during the three months ended March 31, 2006, if HealthShare reaches certain revenue thresholds for the year ended December 31, 2005. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $24,875 and intangible assets subject to amortization of $8,500 were recorded. The Company does not expect that the goodwill or intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $7,500 relating to customer relationships with estimated useful lives of five years and $1,000 relating to acquired technology with an estimated useful life of three years. The results of operations of HealthShare have been included in the financial statements of the Company from March 14, 2005, the closing date of the acquisition, and are included in the Online Services segment.
2004 Acquisitions
      On December 24, 2004, the Company acquired MedicineNet, Inc. (“MedicineNet”), a privately held health information Web site for consumers. The total purchase consideration of MedicineNet was approximately $17,209 comprised of $16,732 in cash, net of cash acquired, and $477 of estimated acquisition costs. In addition, the Company has agreed to pay up to an additional $15,000 during the three months ended March 31, 2006, if the number of page views on MedicineNet’s Web sites exceeds certain thresholds for the year ended December 31, 2005. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $9,104 and intangible assets subject to amortization of $7,200 were recorded. The Company does not expect that the goodwill or intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $5,600 relating to content with an estimated useful life of three years, $900 relating to customer relationships with estimated useful lives of two years and $700 relating to acquired technology with an estimated useful life of three years. The results of operations of MedicineNet have been included in the Online Services segment. The results of operations of MedicineNet from the closing date of the acquisition through December 31, 2004 were not material.
      On October 1, 2004, the Company acquired RxList, LLC (“RxList”), a privately held provider of an online drug directory for consumers and healthcare professionals. The total purchase consideration was approximately $5,455 comprised of $4,500 in cash, $500 to be paid in 2006 and $455 of estimated acquisition costs. In addition, the Company has agreed to pay up to an additional $2,500 during each of the three month periods ended March 31, 2006 and 2007, if the number of page views on RxList’s Web sites exceeds certain thresholds for each of the three month periods ended December 31, 2005 and 2006, respectively. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price and intangible asset valuation, goodwill of $4,420 and an intangible asset subject to amortization of $1,054 were recorded. The Company expects that substantially all of the goodwill and intangible asset recorded will be deductible for tax purposes. The intangible asset is content with an estimated useful life of five years. The results of operations of RxList have been included in the financial statements of the Company from October 1, 2004, the closing date of the acquisition, and are included in the Online Services segment.
Condensed Balance Sheet Data
      The following table summarizes the tangible and intangible assets acquired, the liabilities assumed and the consideration paid for each acquisition:

	RxList	MedicineNet	HealthShare

Accounts receivable	$—	$1,081	$1,742
Deferred revenue	—	(64)	(4,622)
Other tangible assets (liabilities), net	(19)	(112)	(612)
Intangible assets	1,054	7,200	8,500
Goodwill	4,420	9,104	24,875

Total purchase price	$5,455	$17,209	$29,883

Unaudited Pro Forma Information
      The following unaudited pro forma financial information for the nine months ended September 30, 2005 and 2004 gives effect to the acquisitions of RxList, MedicineNet and HealthShare, including the amortization of intangible assets, as if they had occurred on January 1, 2004. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated at the dates indicated, nor is it necessarily indicative

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of future operating results of the combined companies, and should not be construed as representative of these results for any future period.

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,

	2005	2004

Revenue	$121,658	$103,186
Net income	$1,233	$543
Income per common share:
Basic and diluted	$0.03	$0.01

5.	Significant Transactions
America Online, Inc.
      In May 2001, Emdeon entered into an agreement for a strategic alliance with Time Warner, Inc. (“Time Warner”). Under the agreement, the Company is the primary provider of healthcare content, tools and services for use on certain America Online (“AOL”) properties. The Company and AOL share certain revenue from advertising, commerce and programming on the health channels of the AOL properties and on a co-branded service created for AOL by the Company. In connection with the strategic alliance, Emdeon issued to Time Warner a warrant to purchase 2,408,908 shares of Emdeon’s common stock at an exercise price of $9.25 per share. The warrant was valued at approximately $17,500 using the Black-Scholes option pricing model and was amortized through May 2004, the original term of the agreement, as a non-cash distribution expense included in sales and marketing expense.
      The original term of the agreement was for three years expiring in May 2004. The Company had the right to extend the original agreement for an additional three-year term if certain thresholds were not achieved during the original three-year term. These thresholds were not achieved and the Company exercised its right to extend the contract term until May 2007. Under the terms of the extension, the Company is entitled to share in revenues and is guaranteed a minimum of $12,000 during each year of the renewal term for its share of advertising revenues. Included in the accompanying unaudited consolidated statements of operations, for the three and nine months ended September 30, 2005 and 2004 is revenue of $1,728, $5,928, $1,776 and $5,125, respectively, which represents sales to third parties of advertising and sponsorship on the AOL health channels, primarily sold through the Company’s sales team. Also included in revenue during the three and nine months ended September 30, 2005 and 2004 is $1,513, $4,561, $1,545 and $5,003, respectively, related to the guarantee discussed above.
News Corporation
      In connection with a strategic relationship with News Corporation that Emdeon entered into in 2000 and amended in 2001, the Company received advertising services from News Corporation to be used over ten years expiring in 2010 in exchange for equity securities issued by Emdeon. The amount of advertising services received in any contract year is based on the current market rates in effect at the time the advertisement is placed. Additionally, the amount of advertising services that can be used in any contract year is subject to contractual limitations. The advertising services were recorded at fair value determined using a discounted cash flow methodology. The remaining portion of these advertising services is included in prepaid advertising in the accompanying unaudited consolidated balance sheets. Also, as part of the same agreement the Company licensed its content to News Corporation for use across News Corporation’s media properties for four years, ending in January 2005, for cash payments totaling $12,000 per contract year.

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Segment Information
      The Company provides health information services to consumers, physicians, healthcare professionals, employers and health plans through the Company’s public and private online portals and health-focused publications. The Company’s two operating segments are:

•	Online Services. The Company provides both public and private online portals. The Company’s public portals enable consumers to become more informed about healthcare choices and assist them in playing an active role in managing their health and enable physicians and healthcare professionals to improve their clinical knowledge and practice of medicine, as well as their communication with patients. The Company’s private portals for employers and health plans provide information and services that enable their employers and members to make more informed benefit, treatment and provider decisions.

•	Publishing Services. The Company publishes medical reference textbooks, The Little Blue Book, a physician directory and beginning in 2005, WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms.
      The performance of the Company’s business is monitored based on earnings before interest, taxes, depreciation, amortization and other non-cash items. Other non-cash items include non-cash advertising and distribution expense and non-cash stock compensation expense. Corporate and other overhead functions are allocated to segments on a specifically identifiable basis or other reasonable method of allocation. The Company considers these allocations to be a reasonable reflection of the utilization of costs incurred. The Company does not disaggregate assets for internal management reporting and, therefore, such information is not presented. There are no inter-segment revenue transactions. The Company’s revenues are principally generated in the United States.

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summarized financial information for each of the Company’s operating segments and a reconciliation to net income are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues
Online Services:
Advertising and sponsorship	$28,054	$22,590	$77,497	$57,830
Licensing	9,053	4,257	23,097	10,212
Content syndication and other	2,124	4,683	6,697	15,080

Total Online Services	39,231	31,530	107,291	83,122
Publishing Services	5,863	5,445	12,543	11,929

	$45,094	$36,975	$119,834	$95,051

Earnings before interest, taxes, depreciation, amortization and other non-cash items
Online Services	$7,795	$6,349	$15,588	$15,319
Publishing Services	1,282	2,060	367	2,163

	9,077	8,409	15,955	17,482
Interest, taxes, depreciation, amortization and other non-cash items
Interest income	10	—	10	—
Depreciation and amortization	(2,733)	(1,247)	(7,985)	(3,762)
Non-cash advertising and distribution services	(1,707)	(1,805)	(5,121)	(9,839)
Non-cash stock compensation	(412)	(538)	(981)	(1,195)
Income tax provision	(112)	(61)	(264)	(152)

Net income	$4,123	$4,758	$1,614	$2,534

7.	Goodwill and Intangible Assets
      The changes in the carrying amount of goodwill for the year ended December 31, 2004 and the nine months ended September 30, 2005 are as follows:

	Online	Publishing
	Services	Services	Total

Balance as of January 1, 2004	$28,182	$8,661	$36,843
Acquisitions during the period	13,387	—	13,387
Contingent consideration payments for prior period acquisitions (a)	—	2,500	2,500
Adjustments to finalize purchase price allocations	—	(116)	(116)

Balance as of December 31, 2004	41,569	11,045	52,614
Acquisitions during the period	23,141	—	23,141
Adjustments to finalize purchase price allocations	1,871	—	1,871

Balance as of September 30, 2005 (unaudited)	$66,581	$11,045	$77,626

(a)	During the year ended December 31, 2004, the Company accrued for contingent consideration of $1,000 for a Publishing Services 2003 Acquisition. This payment was made in the second quarter of 2005.

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Intangible assets subject to amortization consist of the following:

	September 30, 2005			December 31, 2004

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Content	$6,654	$(1,648)	$5,006	$6,616	$(51)	$6,565
Customer lists	11,491	(3,470)	8,021	3,991	(1,450)	2,541
Technology and patents	4,667	(3,208)	1,459	3,667	(2,091)	1,576
Trade names	2,587	(1,395)	1,192	2,587	(1,204)	1,383

Total	$25,399	$(9,721)	$15,678	$16,861	$(4,796)	$12,065

      Amortization expense was $1,590 and $4,925 during the three and nine months ended September 30, 2005, and $532 and $1,597 during the three and nine months ended September 30, 2004. Aggregate amortization expense for intangible assets is estimated to be:

Year ending December 31, 2005 (October 1st to December 31st)	$1,440
2006	5,400
2007	4,557
2008	2,056
2009	1,824
Thereafter	401
8. Stock Plans
Emdeon Stock Plans
      Certain Company employees participate in the stock-based compensation plans of Emdeon. These plans are discussed in more detail in Note 11 to the consolidated financial statements and related notes of the Company included in the IPO Prospectus. Under these plans certain Company employees have received grants of stock options and awards of restricted stock. In connection with these plans, the Company has recorded stock compensation expense of $393 and $962 during the three and nine months ended September 30, 2005, respectively, and $538 and $1,195 during the three and nine months ended September 30, 2004, respectively.
WebMD Health Corp. Stock Plans
      The Company’s Board of Directors has adopted the WebMD Health Corp. 2005 Long-Term Incentive Plan (the “Plan”), which was established concurrently with the IPO. Under the Plan, the Company may grant stock options, restricted stock, stock appreciation rights and other awards based on the Company’s Class A Common Stock, as well as performance-based annual and long-term incentive awards. Up to 7,130,574 shares of the Company’s Class A Common Stock may be issued under the Plan.

•	Stock Options. On September 28, 2005, the Company granted options to purchase 4,195,700 shares of its Class A Common Stock at an exercise price equal to the IPO price of $17.50 per share. Stock options consist of options to purchase shares of the Company’s Class A Common Stock which have been awarded to employees and non-employee directors. Stock options granted vest and become exercisable ratably over a four year period based on their individual grant dates. These options will expire ten years from the date of the grant. The Company records deferred stock compensation related to stock options as a component of stockholders’ equity when the exercise price is lower than the deemed fair value of such Common Stock on the date stock options are

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted. No deferred stock compensation or stock compensation expense related to Company stock options was recorded in any period presented. Included in the Company’s total grants of options to purchase shares of its Class A Common Stock were 112,750 shares issued to Emdeon employees. This transaction was recorded as a dividend, which reduced retained earnings by $1,117.

•	Restricted Stock Awards. The Company awarded 374,900 shares of restricted Class A Common Stock concurrent with the closing date of the IPO. Restricted stock consists of shares of Class A Common Stock which have been awarded to employees and non-employee directors. The awards are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee until they vest. Generally, restricted stock awards vest ratably over a four year period based on their individual award dates. The Company records deferred stock compensation related to restricted stock awards as a component of stockholders’ equity based on the fair market value of the Class A Common Stock on the date of the award. Deferred stock compensation related to restricted stock awards of $6,561 was recorded concurrent with the closing of the IPO. The Company recorded stock compensation expense related to restricted stock awards of $19 during the three and nine months ended September 30, 2005 based on the graded vesting method over the respective vesting periods of the awards.
9. Commitments and Contingencies
Department of Justice and SEC Investigations of Emdeon
      On September 3, 2003, Emdeon first learned that the U.S. Attorney for the District of South Carolina, with the assistance of the Federal Bureau of Investigation and the Internal Revenue Service, was conducting an investigation of Emdeon relating to activities which may have been engaged in before and after Medical Manager Corporation (now part of the Emdeon Practice Services operating segment of Emdeon) merged in 1999 with a predecessor of Emdeon, as well as after the merged entity became a subsidiary of Emdeon in 2000. Emdeon believes that the investigation relates principally to issues of financial accounting improprieties relating to Medical Manager, including activities that artificially inflated revenues and earnings of Medical Manager. Emdeon understands that the SEC is also conducting a formal investigation into this matter. In 2005, certain former employees of Medical Manager agreed to plead guilty to mail fraud and tax evasion as a result of the foregoing investigation.
      While Emdeon is not sure of the investigation’s exact scope, it does not believe that the investigation relates to the business of the Company. However, documents filed by the U.S. Attorney in connection with the plea agreements entered into by the former Medical Manager employees state that these employees engaged in their fraudulent conduct “in concert with senior management,” and “at the direction of senior Medical Manager officers.” In its statement, the U.S. Attorney stated that “the senior management and officers referred to in the Court documents were members of senior management of the Medical Manager subsidiary during the relevant time period.” Based on the information it has obtained to date, Emdeon does not believe that any member of its senior management whose duties were not primarily related to the operations of Medical Manager engaged in the alleged improprieties. Emdeon understands, however, that in light of the nature of the allegations involved, the U.S. Attorney’s Office has been investigating all levels of Emdeon’s management. Some members of the Company’s senior management are also serving or have served as members of senior management of Emdeon. In the event members of senior management were to be implicated in any wrongdoing, it could have an adverse impact on the Company.
      Emdeon has been cooperating and intends to continue to cooperate fully with the U.S. Attorney’s Office. Emdeon’s Board of Directors has formed a Special Committee consisting solely of independent directors to oversee this matter, with the sole authority to direct Emdeon’s response to the allegations that have been raised. The Special Committee has retained independent legal counsel to advise it. Emdeon has

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
retained counsel to advise it in connection with the investigation, and such counsel reports directly to the Special Committee.
      The terms of an indemnity agreement between Emdeon and the Company provide that Emdeon will indemnify the Company against any and all liabilities arising from or based on this investigation.
Ari Weitzner, M.D., P.C. et al. v. National Physicians Datasource LLC
      On May 24, 2005, a lawsuit was filed by Dr. Ari Weitzner individually, and as a class action, under the Telephone Consumer Protection Act (the “TCPA”), in the U.S. District Court, Eastern District of New York against National Physicians Datasource LLC (“NPD”), a subsidiary of Emdeon that was contributed to the Company. The lawsuit claims that faxes allegedly sent by NPD, which publishes The Little Blue Book, were sent in violation of the TCPA. The Company intends to vigorously defend this claim.
Other
      In the normal course of business, the Company is involved in various other claims and legal proceedings. While the ultimate resolution of these matters, and those discussed above, has yet to be determined, the Company does not believe that their outcomes will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
10. Related Party Transaction
      In 2004, the Company entered into an agreement with Fidelity Human Resources Services Company LLC (“FHRS”) to integrate the Company’s employer products into the services FHRS provides to its clients. FHRS provides human resources administration and benefit administration services to employers. The Company recorded revenue of $608 and $1,705 for the three and nine months ended September 30, 2005, respectively, and $24 for the three and nine months ended September 30, 2004. Included in accounts receivable as of September 30, 2005 and December 31, 2004 was $957 and $984, respectively, related to the FHRS agreement. FHRS is an affiliate of FMR Corp, which reported beneficial ownership of approximately 10.8% of Emdeon’s common stock as of December 31, 2004 in a Schedule 13G filed with the SEC on February 14, 2005.
11. Subsequent Events
Conceptis Technologies Inc. Acquisition
      On November 1, 2005, the Company entered into an Asset Purchase Agreement with Conceptis Technologies Inc. (“Conceptis”), a Canadian corporation, pursuant to which the Company agreed to purchase substantially all of the assets of Conceptis and agreed to assume certain liabilities. Conceptis provides online and offline medical education and promotion aimed at physicians and other healthcare professionals. The purchase price for the acquisition is $19,000 in cash plus the assumed liabilities. The closing of the acquisition is subject to standard closing conditions, including the receipt of shareholder approval by the shareholders of Conceptis.
Merrill Lynch Fundamental Growth Fund, Inc., et al. v. McKesson HBOC, Inc., et al.
      As previously reported in our IPO Prospectus, Emdeon (then known as WebMD Corporation) was named as a defendant in the action Merrill Lynch Fundamental Growth Fund, Inc., et al. v. McKesson HBOC, Inc., et al., Case No. 405792, in the San Francisco Superior Court. The original complaint in this matter alleged that McKesson HBOC (now known as McKesson Corp.), HBO and Company (which we refer to as HBOC), certain officers and directors of those firms, Arthur Andersen LLP, and Bear Stearns

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
& Co. engaged in a number of practices whereby HBOC and later McKesson HBOC improperly recognized revenues. When these practices were discovered, McKesson HBOC eliminated more than $327 million in revenues that HBOC had recognized over the prior three years. The plaintiffs claim to have lost more than $150 million as a result of the decline in McKesson HBOC’s share value after the accounting practices came to light in April 1999.
      On September 26, 2003, the plaintiffs filed a fourth amended complaint, naming Emdeon and other additional defendants for the first time. The complaint alleged that Emdeon aided and abetted alleged fraud by certain defendants and conspired with those defendants in relation to HBOC’s and McKesson HBOC’s alleged improper recognition of approximately $14 million in revenue on two software transactions. The plaintiffs also alleged that Emdeon made certain negligent misrepresentations with respect to these transactions.
      In March 2004, McKesson filed cross-complaints against certain defendants, including Emdeon, for declaratory relief and indemnification, alleging that, if the plaintiffs’ allegations were true, each of these cross-defendants was obligated to indemnify McKesson for any damages, judgment or other awards recovered by the plaintiffs against McKesson.
      In the fall of 2004, in response to demurrers filed by Emdeon, the court dismissed the plaintiffs’ claims against Emdeon and McKesson’s cross-complaint against Emdeon. The plaintiffs and McKesson each appealed the dismissal of their respective claims. In addition, on August 12, 2004, the original plaintiffs in the California lawsuit, Merrill Lynch Fundamental Growth Fund, Inc. and Merrill Lynch Global Value Fund, Inc., filed a separate lawsuit in Superior Court in New Jersey, alleging substantially the same claims as they did in the California lawsuit. In response to Emdeon’s motion to dismiss, plaintiffs filed a First Amended Complaint on January 4, 2005, dropping claims against Emdeon, but asserting the same claims against its subsidiary WebMD, Inc. (which is now a subsidiary of the Company), the company that engaged in the two software transactions.
      On October 28, 2005, with the California appeals pending and the New Jersey action stayed and in order to avoid the costs and uncertainty of further litigation, Emdeon and WebMD, Inc. entered into a settlement with the plaintiffs, McKesson, and several of the co-defendants. The terms of the settlement are confidential. Pursuant to that settlement, plaintiffs, McKesson and Emdeon each stipulated to the dismissal of their respective appeals, plaintiffs stipulated to dismissal with prejudice of the New Jersey lawsuit against WebMD, Inc., and the parties released Emdeon and WebMD, Inc. from claims related to the California and New Jersey lawsuits.
      The terms of an indemnity agreement between Emdeon and the Company provide for Emdeon to indemnify the Company and its subsidiaries against any and all liabilities arising from or based on this litigation and, as a result, the Company is not required to pay any amount in connection with the settlement.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This Item 2 contains forward-looking statements with respect to possible events, outcomes or results that are, and are expected to continue to be, subject to risks, uncertainties and contingencies, including those identified in this Item. See “Forward-Looking Statements” on page 3.
Overview
      Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and is intended to provide an understanding of our results of operations, financial condition and changes in financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of our company and operating segments, key trends affecting demand for our online services, a description of the basis of presentation of our financial statements and a discussion of how seasonal factors may impact the timing of our revenue.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that both are considered important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to the consolidated financial statements included our final prospectus for our initial public offering filed with the Securities and Exchange Commission on September 30, 2005, which we refer to as our IPO Prospectus.

•	Transactions with Emdeon. This section describes the services that we receive from Emdeon Corporation and the costs of these services, as well as the fees we charge Emdeon for our services.

•	Results of Operations and Results of Operations by Operating Segment. These sections provide our analysis and outlook for the significant line items on our consolidated statements of operations, on both a company-wide and a segment-by-segment basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of September 30, 2005.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

•	Factors That May Affect Our Future Financial Condition or Results of Operations. This section describes circumstances or events that could have a negative effect on our financial condition or results of operations, or that could change, for the worse, existing trends in some or all of our businesses. The factors discussed in this section are in addition to factors that may be described elsewhere in this Quarterly Report.
      In this MD&A, dollar amounts are in thousands, unless otherwise noted.
Introduction

Our Company
      We are a leading provider of health information services to consumers, physicians, healthcare professionals, employers and health plans. We have aligned our business into two operating segments as follows:

•	Online Services. We provide both public and private online portals. Our public portals generate revenue primarily through the sale of advertising and sponsorship products, including CME services. Our sponsors and advertisers include pharmaceutical, biotechnology, medical device and consumer products companies. Our private portals for employers and health plans provide information and services that enable their employees and members to make more informed benefit, provider and treatment decisions. We generate revenue from private portals through the licensing of our private portals to employers and health plans. We also distribute our online content and services to other entities and generate revenue from these arrangements through the sale of advertising and sponsorship products and content syndication fees.

•	Publishing Services. We publish: ACP Medicine and ACS Surgery: Principles of Practice, our medical reference textbooks; The Little Blue Book, a physician directory; and WebMD the Magazine, a consumer publication launched in early 2005 that we distribute free of charge to physician office waiting rooms. We generate revenue from sales of subscriptions to our medical reference publications, from sales of The Little Blue Book directories and from advertisements in those directories, as well as from sales of advertisements in WebMD the Magazine. Our Publishing Services segment is a complementary business to our Online Services and extends the reach of our brand and our influence with health-involved consumers and clinically-active physicians.

Key Trends Affecting Demand for Our Online Services
      Demand for our online services is affected by the continuing evolution of the Internet and by trends affecting the healthcare industry, including changes in healthcare regulation. The key trends that are affecting that demand and, as a result, are influencing our current strategies are:

•	Consumers, Physicians and Healthcare Professionals are Increasingly Turning to the Internet. The Internet is transforming the way health and medical information is accessed by consumers, physicians and healthcare professionals. Over the past several years, usage of our online services by consumers, physicians and healthcare professionals has grown significantly. The monthly average number of unique users for The WebMD Health Network was 17.1 million in 2002, 20.4 million in 2003, 21.8 million in 2004 and 24.5 million in the first nine months of 2005. These users generated aggregate page views of 1.3 billion in 2002, 1.7 billion in 2003, 2.0 billion in 2004 and 1.7 billion in the first nine months of 2005. While we cannot provide assurance that usage will grow as quickly as it has during the past several years, we intend to continue to provide informative and timely content and interactive services and to continue to increase awareness of our brand.

•	Increased Online Marketing and Education Spending for Healthcare Products. Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating consumers and physicians about them, only a small portion of which is currently spent for online services. We believe that these companies are becoming increasingly aware of the effectiveness of the Internet relative to traditional media in providing appropriate health and clinical information to inform consumers and physicians about their products. We believe the increasing awareness of the value of the Internet is likely to result in continued increases in demand for our services from those advertisers and sponsors.

•	Continued Rapid Increases in Healthcare Costs. In response to rising healthcare costs, employers and health plans have been changing benefit plan designs to increase consumer out-of-pocket costs and have taken other steps to motivate their members and employees to evaluate their healthcare decisions more carefully in order to be more cost effective. This has led employers and health plans to enhance wellness programs and to take steps to provide healthcare information and education to employees and members, including through the use of online services of the types we provide through our private portals. We expect the efforts to control healthcare costs to continue and to create opportunities for additional revenue from providing existing and new products and services through our private portals and our public portals.
      In addition, there are other trends that we believe may become more important over the next several years, including the increasing focus at various levels of government on the potential benefits of increased use of healthcare information technology and related services.

Basis of Presentation
      Our company is a Delaware corporation that was incorporated on May 3, 2005. On that date, 3,000 shares of our company’s common stock, par value $0.01 per share, were authorized. On May 4, 2005, 100 shares were issued to Emdeon. Our company was formed as a wholly owned subsidiary of Emdeon in preparation for an initial public offering of equity securities in Emdeon’s WebMD Health segment. On September 6, 2005, Emdeon contributed to us, as a contribution to capital, the subsidiaries that comprise Emdeon’s WebMD Health segment and certain related assets and liabilities. On September 23, 2005, Emdeon contributed an additional $40,000 in cash as a contribution to the capital of our company. On September 27, 2005, we restated our Certificate of Incorporation: (a) to increase the authorized number of shares from 3,000 to 700,000,000 divided into three classes (50,000,000 shares of Preferred Stock, 500,000,000 shares of Class A Common Stock and 150,000,000 shares of Class B Common Stock); and (b) to convert the 100 shares of then outstanding common stock, all of which were held by Emdeon, into an aggregate of 48,100,000 shares of Class B Common Stock. Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to five votes. In connection with our IPO, we issued 7,935,000 shares, including the underwriters’ over-allotment option of 1,035,000 shares, of Class A Common Stock. All of our share and per share references in the accompanying unaudited consolidated financial statements have been adjusted retroactively to present the 48,100,000 shares of Class B Common Stock, outstanding as a result of the issuance of 100 shares of common stock on May 4, 2005 and the conversion of those shares on September 27, 2005 into Class B Common Stock, as if they had been outstanding for all prior periods.
      Emdeon managed its operations as a single segment from its inception in 1995 until 2001 when, as a result of a restructuring plan, it segregated its business into multiple segments. As a result of this restructuring plan, as of January 1, 2001, our operations were identified and managed as a separate segment of Emdeon. The Internet operations that were unrelated to Emdeon’s other segments were identified and established as its WebMD Health business segment (then known as Portal Services), which now comprises our company.
      Our unaudited consolidated financial statements have been derived from the consolidated financial statements and accounting records of Emdeon, principally representing the WebMD Health segment, using the historical results of operations, and historical basis of assets and liabilities of the WebMD Health related businesses. Management believes the assumptions underlying the unaudited consolidated financial statements are reasonable. However, the unaudited consolidated financial statements included herein may not necessarily reflect our results of operations, financial position and cash flows in the future or what our results of operations, financial position and cash flows would have been had we been a stand-alone company during the periods presented.

Seasonality
      The timing of our revenues is affected by seasonal factors. Advertising and sponsorship revenues within our Online Services segment are seasonal, primarily as a result of the annual budget approval process of the advertising and sponsorship clients of our public portals. This portion of our revenues is usually the lowest in the first quarter of each calendar year, and increases during each consecutive quarter throughout the year. Our private portal licensing revenues are historically highest in the second half of the year as new customers are typically added during this period in conjunction with their annual open enrollment periods for employee benefits. Finally, the annual distribution cycle within our Publishing Services segment results in a significant portion of our revenue in this segment being recognized in the second and third quarter of each calendar year. The timing of revenues in relation to our expenses, much of which do not vary directly with revenue, has an impact on cost of operations, sales and marketing and general and administrative expenses as a percentage of revenue in each calendar quarter during the year.

Critical Accounting Policies and Estimates
      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and notes to consolidated financial statements, which were prepared in conformity with U.S. generally accepted accounting principles. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, current business factors, and various other assumptions that we believe are necessary to form a basis for making judgments about the carrying values of assets and liabilities and disclosure of contingent assets and liabilities. We are subject to uncertainties such as the impact of future events, economic, environmental and political factors, and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in preparation of our financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to our consolidated financial statements.
      We evaluate our estimates on an ongoing basis, including those related to revenue recognition, the allowance for doubtful accounts, the carrying value of prepaid advertising, the carrying value of long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets (excluding goodwill), the carrying value, capitalization and amortization of software development costs, the provision for income taxes and related deferred tax accounts, certain accrued expenses and contingencies, the value attributed to warrants to purchase shares of Emdeon’s common stock issued for services and transactions with Emdeon.
      We believe the following reflects our critical accounting policies and our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue Recognition. Revenues from advertising are recognized as advertisements are delivered or as publications are distributed. Revenues from sponsorship arrangements, content syndication and distribution arrangements and licenses of our healthcare management tools and private online portals are recognized ratably over the term of the applicable agreement. Revenue from the sponsorship of CME is recognized over the period we deliver the minimum number of CME credit hours required by the applicable agreements. Subscription revenue is recognized over the subscription period. When contractual arrangements contain multiple elements, revenue is allocated to the elements based on their relative fair values, determined using prices charged when elements are sold separately.

•	Long-Lived Assets. Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill, are amortized over their estimated useful lives, which we determined based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually, and whenever indicators of impairment are present. We use a discounted cash flow approach to determine the fair value of goodwill. There was no impairment of goodwill noted as a result of our impairment testing in 2004.

•	Deferred Tax Assets. Our deferred tax assets are comprised primarily of net operating loss carryforwards. At December 31, 2004, we had net operating loss carryforwards of approximately $607,000. Subject to certain limitations, these loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. Due to a lack of a history of generating taxable income, we record a valuation allowance equal to 100%

of our net deferred tax assets. In the event that we are able to generate taxable earnings in the future and determine it is more likely than not that we can realize our deferred tax assets, an adjustment to the valuation allowance would be made which may increase income in the period that such determination is made, and may decrease income in subsequent periods.

•	Transactions with Emdeon. As discussed further below, our revenue includes revenue from Emdeon for services utilized by Emdeon. Our expenses reflect a services fee for an allocation of costs for corporate services provided by Emdeon. Our expenses also reflect the allocation of a portion of the cost of Emdeon’s healthcare plans and the allocation of stock compensation expense related to restricted stock awards and other stock compensation. Our sales and marketing expense reflects an allocation to Emdeon for the utilization by it of advertising services available to us from News Corporation.

Transactions with Emdeon
      Prior to September 28, 2005, Emdeon allocated certain corporate expenses, including accounting, tax, treasury, legal, human resources, certain information technology functions and other services. These expense allocations were determined on a basis that we and Emdeon considered to be a reasonable assessment of the cost of providing these services exclusive of any profit margin. Upon the IPO, we and Emdeon entered into a Services Agreement for Emdeon to provide specified functions and for us to reimburse Emdeon for the cost of these functions. The allocation and cost methodologies used prior to the IPO were the basis used in calculating the services fee charges for the above services. Emdeon has agreed to make the services available to us for up to 5 years. However, we will not be required, under the Services Agreement, to continue to obtain services from Emdeon. In the event we wish to receive those services from a third party or elect to provide them internally, we will have the option to terminate services, in whole or in part, at any time, generally by providing, with respect to the specified services or groups of services, 60 days’ notice and, in some cases, by paying a termination fee not to exceed $30, to cover the costs of Emdeon relating to the termination of such service. The terms of the Services Agreement provide that Emdeon has the option to terminate the services that it provides for us, in whole or in part, if it ceases to provide such services for itself, upon at least 180 days’ written notice to us.
      In addition to the agreements that govern our relationship with Emdeon, we have also entered into several agreements pursuant to which Emdeon or one or more of its subsidiaries will be a customer for some of our services, including our private portal services. The terms of these agreements are substantially similar to agreements we have or could have with third parties with respect to those services. See “Certain Relationships and Related Party Transactions — Business Arrangements Between Us and Emdeon” in our IPO Prospectus.
      The unaudited consolidated financial statements include allocations for the following:

Charges from Our Company to Emdeon

•	Revenue. Our revenue includes revenue from Emdeon for services we provide to other Emdeon businesses for licensing of our private portal services, revenues for licensing of our database of physicians, and advertising in The Little Blue Book, our physician directory. We record these revenues at rates comparable to those charged to third parties for comparable services.

•	Advertising Expense. Emdeon utilized the advertising services available to us from News Corporation, which are included in prepaid advertising within the accompanying unaudited consolidated balance sheets. We allocated costs to Emdeon based on its utilization of this asset. This charge includes a proportional allocation based on the number of Emdeon operating segments identified in each advertisement and an allocation of cost to Emdeon for the promotion of the WebMD brand. Our portion of the advertising services utilized is reflected in sales and marketing expense and is reported net of what was charged to Emdeon. On August 5, 2005, Emdeon and other businesses of Emdeon began to use “Emdeon” as their primary brand, instead of “WebMD.” Accordingly, we will no longer allocate any advertising expense to Emdeon, or other businesses of

Emdeon, related to any advertising that promotes the WebMD brand. If Emdeon uses our prepaid advertising for promotion of the Emdeon brand or other brands used by its other businesses, we will allocate the related cost to Emdeon; however, the amount of such future usage, if any, is currently unknown.

Charges from Emdeon to Our Company

•	Corporate Services. We are charged a services fee for costs related to corporate services provided by Emdeon. These amounts are reflected in general and administrative expenses within our consolidated statements of operations. As stated above, certain of our employees that had previously been associated with Emdeon have been transferred to us. Our services fee, which historically reflects the expense of those employees, has been and will further be reduced and our expenses have correspondingly increased and will further increase due to the full quarter impact of this transfer in future quarters.

•	Healthcare Expense. We are charged healthcare expense for our employees’ participation in Emdeon’s healthcare plans. Healthcare expense is charged based on the number of total employees of our company and reflects Emdeon’s average cost of these benefits per employee. Healthcare expense is reflected in our consolidated statements of operations in the same expense caption as the related salary costs of those employees. We expect healthcare expense to increase or decrease in the future, consistent with any increases or decreases in our employee base and consistent with the cost of Emdeon’s healthcare plans.

•	Stock Compensation Expense. Stock compensation expense is related to restricted stock awards of our Class A Common Stock and of Emdeon’s Common Stock that have been granted to certain of our employees. Stock compensation expense is also related to stock options assumed or issued to employees in connection with certain acquisitions in 2000 with exercise prices less than the fair market value of Emdeon’s common stock on the date of grant. Stock compensation expenses are allocated on a specific employee identification basis. Stock compensation expenses are reflected in our consolidated statements of operations in the same expense captions as the related salary costs of those employees. We expect that stock compensation expense allocated to us by Emdeon will increase significantly when we and Emdeon adopt the new share- based payment expensing rules under SFAS 123R.
      The following table summarizes the allocations reflected in our unaudited consolidated financial statements:

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Charges from the Company to Emdeon:
Revenue	$215	$—	$215	$—
Advertising expense	278	903	1,877	3,647
Charges from Emdeon to the Company:
Corporate services — specific identification	414	810	1,860	2,403
Corporate services — shared services allocation	829	789	2,561	2,233
Healthcare expense	684	600	2,118	1,710
Stock compensation expense	393	538	962	1,195

Results of Operations
      The following table sets forth our unaudited consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented (amounts in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,

	2005		2004		2005		2004

	$	%	$	%	$	%	$	%

Revenue	$45,094	100.0	$36,975	100.0	$119,834	100.0	$95,051	100.0
Costs and expenses:
Cost of operations	18,020	40.0	13,336	36.1	51,531	43.0	37,771	39.7
Sales and marketing	13,534	30.0	12,080	32.7	36,663	30.6	35,326	37.2
General and administrative	6,582	14.6	5,493	14.9	21,787	18.2	15,506	16.3
Depreciation and amortization	2,733	6.1	1,247	3.3	7,985	6.7	3,762	4.0
Interest income	(10)	(0.1)	—	—	(10)	(0.1)	—	—

Income before income tax provision	4,235	9.4	4,819	13.0	1,878	1.6	2,686	2.8
Income tax provision	112	0.3	61	0.1	264	0.3	152	0.1

Net income	$4,123	9.1	$4,758	12.9	$1,614	1.3	$2,534	2.7

      Revenue is derived from our two business segments: Online Services and Publishing Services. Our Online Services segment derives revenue from advertising, sponsorship, including online CME services, content syndication and distribution, and licenses of private online portals to employers and healthcare payers. Our Publishing Services segment derives revenue from sales of, and advertising in, physician directories, subscriptions to professional medical reference textbooks, and advertisements in our consumer publication distributed to physician waiting rooms. Included in our Online Services’ revenue are revenues related to our agreements with News Corporation and AOL:

•	We licensed our content to News Corporation for use across News Corporation’s media properties for four years ending in January 2005, for cash payments totaling $12,000 per contract year.

•	Our company and AOL share certain revenue from advertising, commerce and programming on the health channels of certain AOL online sites and on a co-branded service we created for AOL. The original term of the agreement was for three years expiring in May 2004. We had the right to extend the original agreement for an additional three-year term if certain thresholds were not achieved during the original three-year term. These thresholds were not achieved and we exercised our right to extend the contract term until May 2007. Under the terms of the extension, our revenue share is subject to a minimum annual guarantee. Included in the accompanying unaudited consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004 is revenue of $1,728, $5,928, $1,932 and $5,281, respectively, which represents sales to third parties of advertising and sponsorship on the AOL health channels, primarily sold through our sales efforts. Also included in revenue during the three and nine months ended September 30, 2005 and 2004 is $1,513, $4,561, $1,531 and $2,429, respectively, related to the guarantee discussed above.
      Our customers include pharmaceutical, biotechnology, medical device and consumer products companies, as well as employers and health plans. In addition, our physician directories and reference text books are sold to physicians and other healthcare providers.
      Our discussions throughout MD&A reference certain non-cash expenses. The following is a summary of our principal non-cash expenses:

•	Non-cash advertising expense. Expense related to the usage of our prepaid advertising inventory that we received from News Corporation in exchange for equity instruments Emdeon issued in connection with an agreement Emdeon entered into with News Corporation in 1999 and subsequently amended in 2000. This non-cash advertising expense is included in cost of operations when we utilize this advertising in conjunction with online advertising and sponsorship programs, and is included in sales and marketing expense when we utilize the asset for promotion of our brand. The portion of the non-cash expense that is included in sales and marketing expense is reflected net of the expense we charge to Emdeon in connection with their use of this asset.

•	Non-cash distribution expense. Expense related to the amortization of a warrant that Emdeon issued in 2001 to AOL as part of a strategic alliance Emdeon entered into with Time Warner in May 2001, under which our company became the primary provider of healthcare content, tools and services for use on certain AOL properties.

•	Non-cash stock compensation expense. Expense related to awards of our restricted Class A Common Stock and awards of restricted Emdeon common stock that have been granted to certain of our employees as well as stock options assumed in connection with certain acquisitions in 2000 and options granted in 2000 with exercise prices less than the fair market value of Emdeon’s stock on the date of grant. Non-cash stock compensation expense is reflected in the same expense captions as the related salary costs of the respective employees.

      Cost of operations consists of costs related to services and products we provide to customers and costs associated with the operation and maintenance of our public and private portals. These costs include editorial and production, Web site operations and development, and costs related to the production and distribution of our publications. These costs consist of expenses related to compensation, non-cash stock compensation, creating and licensing content, telecommunications, leased properties, printing and distribution, and non-cash advertising expenses related to the sale of offline advertising through our media partners.
      Sales and marketing expense consists primarily of advertising, product and brand promotion, salaries and related expenses, and non-cash stock compensation. These expenses include items related to salaries and related expenses of account executives, account management and marketing personnel, costs and expenses for marketing programs, and fees for professional marketing and advertising services. Also included in sales and marketing expense are the non-cash advertising and distribution expenses discussed above.
      General and administrative expense consists primarily of salaries, non-cash stock compensation and related expenses of administrative, finance, legal, information technology, human resources and executive personnel. These expenses include costs of general insurance and costs of accounting and internal control systems to support our operations, a services fee for our portion of certain expenses shared across all segments of Emdeon, as well as facilities expense.
      The following discussion is a comparison of our results of operations on a consolidated basis for the three and nine months ended September 30, 2005 to the three and nine months ended September 30, 2004.

Revenues
      Our total revenues increased 22.0% and 26.1% to $45,094 and $119,834 in the three and nine months ended September 30, 2005, respectively, from $36,975 and $95,051 in the three and nine months ended September 30, 2004. Online Services accounted for $7,701 and $24,169 or 94.9% and 97.5% of the revenue increase for the three and nine months ended September 30, 2005, respectively. Publishing Services accounted for $418 and $614 or 5.1% and 2.5% of the revenue increase for the three and nine months ended September 30, 2005, respectively. Our revenues from customers acquired through our acquisitions in 2005 and 2004 contributed $2,498 and $6,370 for the three and nine months ended September 30, 2005, respectively, to the overall increase. We integrate acquisitions as quickly as practicable and only revenue recognized from existing customers of the acquired business on the date of the acquisition during the first twelve months following the quarter in which an acquisition closes is considered to be revenue from acquired customers. Our content syndication revenues and earnings for the three and nine months ended

September 30, 2005 also reflect a $3,000 and $8,000 decline relating to the expiration in January 2005 of our content syndication agreement with News Corporation, which had no corresponding incremental expenses.

Costs and Expenses
      Cost of Operations. Cost of operations increased to $18,020 and $51,531 in the three and nine months ended September 30, 2005 from $13,336 and $37,771 in the three and nine months ended September 30, 2004. As a percentage of revenue, cost of operations were 40.0% and 43.0% in the three and nine months ended September 30, 2005, compared to 36.1% and 39.7% in the three and nine months ended September 30, 2004. The increase, as a percentage of revenue, for the three months ended September 30, 2005 over the prior year period was primarily due to a change in revenue mix, as the News Corporation content syndication revenues, which had no corresponding incremental expenses, were replaced this quarter with revenues that have higher cost of operations, such as WebMD the Magazine. In addition, the increase for both the three and nine month periods was attributable to increases in compensation related costs due to higher staffing levels and outside personnel expenses relating to our Web site operations and development, increased costs associated with creating and licensing our content and severance costs of approximately $700 during the nine months ended September 30, 2005. Included in cost of operations were non-cash advertising costs of $74 and $291 for the three and nine months ended September 30, 2005 and $104 and $705 for the three and nine months ended September 30, 2004 related to the sale and fulfillment of online advertising.
      Sales and Marketing. Sales and marketing expense increased to $13,534 and $36,663 in the three and nine months ended September 30, 2005 from $12,080 and $35,326 in the three and nine months ended September 30, 2004. Included in sales and marketing expense were non-cash expenses related to advertising and distribution services of $1,633 and $4,830 in the three and nine months ended September 30, 2005, a decrease from $1,701 and $9,134 in the three and nine months ended September 30, 2004. The decrease in non-cash expenses was due to lower advertising expense related to our utilization of our prepaid advertising inventory as well as a decline in the expense related to our distribution arrangement with AOL, which was fully amortized in May 2004. As discussed elsewhere in this MD&A, our non-cash advertising expense is reflected net of what is charged to Emdeon for its utilization of the prepaid advertising. On August 5, 2005, Emdeon and other businesses of Emdeon began to use “Emdeon” as their primary brand, instead of “WebMD.” Accordingly, we will no longer allocate any advertising expense to Emdeon, or other businesses of Emdeon, related to any advertising that promotes the WebMD brand. If Emdeon uses our prepaid advertising for promotion of the Emdeon brand or other brands used by its other businesses, we will allocate the related cost to Emdeon; however, the amount of such future usage, if any, is currently unknown. During the three and nine months ended September 30, 2005 we allocated $278 and $1,877, respectively, of advertising expense to Emdeon related to its utilization of this asset.
      Sales and marketing expense, excluding non-cash advertising and distribution expense, was $11,901 and $31,833 or 26.4% and 26.6% of revenue in the three and nine months ended September 30, 2005, compared to $10,379 and $26,192, or 28.1% and 27.6% of revenue in the three and nine months ended September 30, 2004. Although we experienced increases in compensation related costs due to increased staffing and sales commissions related to higher revenues, as well as severance costs of approximately $200 for the nine month period, the decrease as a percentage of revenue for both the three and nine months ended September 30, 2005 was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in expenses. This was due to the fact that, with the exception of increased staffing and additional sales commissions, incremental revenues generally did not require additional sales and marketing expenses.
      General and Administrative. General and administrative expense increased to $6,582 and $21,787 in the three and nine months ended September 30, 2005 from $5,493 and $15,506 in the three and nine months ended September 30, 2004. General and administrative expense represented 14.6% and 14.9% of revenue for the three months ended September 30, 2005 and 2004, respectively. Expenses for the three months ended September 30, 2005 increased over the prior year due to increases in staffing and facilities costs. General and administrative expense represented 18.2% and 16.3% of revenue in the nine months ended September 30, 2005 and 2004, respectively. The increase, as a percentage of revenue for the nine months ended September 30, 2005 over the prior year, was primarily driven by a charge of approximately $2,200 related to the resignation of our former CEO and the recruitment of our Executive Vice President of Product and Programming and Chief Technology Officer. The remaining increase, as a percentage of revenue for the nine months ended September 30, 2005 over the prior year, was due to increases in personnel related expenses resulting from an increase in the number of staff, including increases related to acquisitions which were completed in the fourth quarter of 2004 and the first quarter of 2005.
      Depreciation and Amortization. Depreciation and amortization expense increased to $2,733 and $7,985 in the three and nine months ended September 30, 2005 from $1,247 and $3,762 in the three and nine months ended September 30, 2004. The increases for the three and nine months ended September 30, 2005 over the prior year periods were primarily due to amortization of intangible assets relating to our acquisitions in 2005 and 2004 as well as the increase in depreciation expense relating to the build out of our new corporate offices, which we completed in June 2005.
      Income Tax Provision. Income tax provision primarily represents taxes from profitable operations in certain jurisdictions in which we do not have net operating losses to offset that income. Accordingly, we provided for taxes of $112 and $264 related to state and other jurisdictions during the three and nine months ended September 30, 2005, compared to $61 and $152 in the three and nine months ended September 30, 2004.
Results of Operations by Operating Segment
      We monitor the performance of our business based on earnings before interest, taxes, depreciation, amortization and other non-cash items. Other non-cash items include non-cash advertising and distribution expenses and non-cash stock compensation expense. Corporate and other overhead functions are allocated to segments on a specifically identifiable basis or other reasonable method of allocation. We consider these allocations to be a reasonable reflection of the utilization of costs incurred. We do not disaggregate assets for internal management reporting and, therefore, such information is not presented. There are no inter-segment revenue transactions.
      The following table presents the results of our operations for each of our operating segments and a reconciliation to net income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues
Online Services:
Advertising and sponsorship	$28,054	$22,590	$77,497	$57,830
Licensing	9,053	4,257	23,097	10,212
Content syndication and other	2,124	4,683	6,697	15,080

Total Online Services	39,231	31,530	107,291	83,122
Publishing Services	5,863	5,445	12,543	11,929

	$45,094	$36,975	$119,834	$95,051
Earnings before interest, taxes, depreciation, amortization and other non-cash items
Online Services	$7,795	$6,349	$15,588	$15,319
Publishing Services	1,282	2,060	367	2,163

	9,077	8,409	15,955	17,482

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Interest, taxes, depreciation, amortization and other non-cash items
Interest income	10	—	10	—
Depreciation and amortization	(2,733)	(1,247)	(7,985)	(3,762)
Non-cash advertising and distribution services	(1,707)	(1,805)	(5,121)	(9,839)
Non-cash stock compensation	(412)	(538)	(981)	(1,195)
Income tax provision	(112)	(61)	(264)	(152)

Net income	$4,123	$4,758	$1,614	$2,534

      The following discussion is a comparison of the results of operations for each of our operating segments for the three and nine months ended September 30, 2005, to the three and nine months ended September 30, 2004.
      Online Services. Revenues were $39,231 and $107,291 for the three and nine months ended September 30, 2005, an increase of $7,701 and $24,169 or 24.4% and 29.1% from the three and nine months ended September 30, 2004. The increase was related to increased advertising and sponsorship revenue related to our public portals and licensing revenues from our private online portals, offset by a $3,000 and $8,000 decline in revenues for the three and nine months ended September 30, 2005, respectively, relating to the expiration of our content syndication agreement with News Corporation in January 2005. The increase was due to increases in both the number of advertising and licensing customers as well as the number of brands our advertising customers were promoting. The number of our advertising and sponsorship customers grew to approximately 131 and 211, promoting approximately 296 and 459 brands in the three and nine months ended September 30, 2005 compared to 95 and 139 customers promoting approximately 211 and 308 brands in the comparable periods of the prior year. Additionally, the number of our licensing customers grew to approximately 52 customers (excluding the number of HealthShare customers) in the three months ended September 30, 2005 from 42 customers in the comparable period of the prior year. Included in revenues during the three and nine months ended September 30, 2005 were $2,186 and $5,084 related to the March 14, 2005 acquisition of HealthShare. HealthShare had approximately 90 licensing customers as of September 30, 2005.
      Earnings before interest, taxes, depreciation, amortization and other non-cash items was $7,795 and $15,588 or 19.9% and 14.5% of revenue for the three and nine months ended September 30, 2005, compared to $6,349 and $15,319, or 20.1% and 18.4% of revenue during the three and nine months ended September 30, 2004. This decline as a percentage of revenue for the nine months ended September 30, 2005 was due primarily to a charge of approximately $3,100 related to the resignation of our former CEO and other personnel and the recruitment of our Executive Vice President of Product and Programming and Chief Technology Officer. This decline was also due to higher information technology and sales and marketing expenses and the decline in content syndication revenue from News Corporation, which did not have significant related expenses.
      Publishing Services. Revenues were $5,863 and $12,543 for the three and nine months ended September 30, 2005, compared to $5,445 and $11,929 for the three and nine months ended September 30, 2004. The increase was attributable to increased revenue from the launch of WebMD the Magazine, offset by slight declines in our other offline publications.
      Earnings before interest, taxes, depreciation, amortization and other non-cash items was $1,282 and $367 for the three and nine months ended September 30, 2005, compared to $2,060 and $2,163 for the three and nine months ended September 30, 2004. The decrease was due to the launch of WebMD the Magazine in April 2005, as well as the decline in advertising revenues in The Little Blue Book directories.

Liquidity and Capital Resources
      Through September 28, 2005, we were a subsidiary of and wholly owned by Emdeon. Our shares began trading on the Nasdaq National Market under the ticker symbol “WBMD” on September 29, 2005. We closed and received proceeds from the IPO on October 4, 2005, of $129,142, net of underwriting discounts of $9,721. Up to the date of the IPO, our primary source of financing had been net cash amounts received from Emdeon, including a capital contribution on September 23, 2005 of $40,000 in cash. Subsequent to the closing of the IPO on October 4, 2005, Emdeon has no obligation to provide us with any additional financing. We intend to use the net proceeds received from the IPO and the $40,000 capital contribution from Emdeon for working capital and general corporate purposes, including capital expenditures and acquisitions. We plan to continue to enhance the relevance of our online services to our audience and sponsors and will continue to invest in acquisitions, strategic relationships, infrastructure and product development. We intend to grow each of our existing businesses and enter into complementary ones through both internal investments and acquisitions.
      As of September 30, 2005, we had $41,112 of cash and cash equivalents which primarily related to the capital contribution from Emdeon of $40,000 in cash. We also had a $129,142 stock subscription receivable, which represents the net proceeds from the IPO that were collected upon the closing date of the IPO, October 4, 2005. Excluding the capital contribution from Emdeon of $40,000 and the $129,142 subscription receivable, our working deficit as of September 30, 2005 was $4,443. Our working capital is affected by the timing of each period end in relation to items such as payments received from customers and payments made to vendors, internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.
      Cash provided by operating activities during the nine months ended September 30, 2005 was $18,972, which reflected net income of $1,614 adjusted for non-cash expenses of $14,087, including depreciation and amortization, non-cash advertising and distribution expense and non-cash stock compensation expense. Additionally, changes in working capital generated cash flow of $3,271, primarily the result of an increase in accrued expenses. Cash flow provided by operating activities during the same period in 2004 was $15,596, which was primarily due to net income of $2,534 adjusted for $14,796 of non-cash expenses. Cash flow provided by operating activities in the 2004 period was negatively impacted by a net increase in working capital of $1,734. This net increase in working capital was primarily due to a net increase in accounts receivable of $11,314, reflecting a significant increase in our revenues during 2004. Partially offsetting the increase in accounts receivable during 2004, was an increase in accrued expenses of $3,382 resulting from the timing of payments made to vendors in relation to the period end.
      Cash used in investing activities during the nine months ended September 30, 2005 was $46,406, which primarily related to the acquisition of HealthShare in the first quarter and investments in property and equipment associated with the build-out of our new corporate offices in New York. Cash flow used in investing activities was $4,112 during the same period in 2004, which related to investments in property and equipment of $2,612 and an earnout payment for an acquisition in 2004 of $1,500.
      Cash provided by financing activities principally relates to net cash amounts received from, or transferred to, Emdeon. Cash flow provided by financing activities for the nine months ended September 30, 2005, primarily related to the capital contribution of $40,000 and cash received used to fund the HealthShare acquisition. We have no obligation to repay any financing provided by Emdeon.
      Our principal commitments at September 30, 2005 consisted primarily of obligations under operating leases and contingent consideration payments of up to an aggregate of $25,000 related to the RxList, MedicineNet and HealthShare acquisitions achieving certain milestones. Assuming each of these required milestones is achieved, we would expect to pay contingent consideration of $22,500 during the three months ending March 31, 2006 and $2,500 during the three months ending March 31, 2007. In addition, on November 1, 2005, we entered into an Asset Purchase Agreement with Conceptis Technologies Inc., a Canadian corporation, pursuant to which we agreed to purchase substantially all of the assets of Conceptis and agreed to assume certain liabilities. The purchase price for the acquisition is $19,000 in cash plus the assumed liabilities. The closing of the acquisition is subject to standard closing conditions, including the receipt of shareholder approval by the shareholders of Conceptis.
      In addition to the commitments discussed above, we anticipate capital expenditure requirements of approximately $25,000 during the remainder of 2005 and 2006. The amount represents anticipated expenditures to enhance our Web site infrastructure in order to enable us to service future growth in unique users, page views and private portal customers, as well as to create new sponsorship areas for our customers. We believe that the net proceeds from the IPO and the additional $40,000 capital contribution that Emdeon has contributed to us together with our available cash resources and future cash flow from operations, will provide sufficient cash resources to fund potential acquisitions, to meet the commitments described above and to fund our currently anticipated working capital and capital expenditure requirements for at least the next twenty four months. Our future liquidity and capital requirements will depend upon numerous factors, including retention of customers at current volume and revenue levels, our existing and new application and service offerings, competing technological and market developments, and potential future acquisitions. In addition, our ability to generate cash flow is subject to numerous factors beyond our control, including general economic, regulatory and other matters affecting us and our customers. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. We cannot assure you that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders. Future indebtedness may impose various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “(Revised 2004): Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of Emdeon and our stock options to our employees, to be recognized in the financial statements based on their fair values beginning with the fiscal year that begins after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the first quarter of 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on the consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R.
Factors That May Affect Our Future Financial Condition or Results of Operations
      This section describes circumstances or events that could have a negative effect on our financial results or operations or that could change, for the worse, existing trends in some or all of our businesses. The occurrence of one or more of the circumstances or events described below could have a material adverse effect on our financial condition, results of operations and cash flows or on the trading prices of the Class A Common Stock that we have issued. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties that are not currently known to us or that we currently believe are immaterial may also adversely affect our business and operations.

Risks Related to Our Operations and Financial Performance

We have incurred and may continue to incur losses
      Our operating results have fluctuated significantly in the past from quarter to quarter and may continue to do so in the future. Our net losses from 2001 to 2003 totaled approximately $2.6 billion. Our online businesses participate in relatively new and rapidly evolving markets. Many companies with business plans based on providing healthcare information through the Internet have failed to be profitable and some have filed for bankruptcy and/or ceased operations. Even if demand from users exists, we cannot assure you that our business will be profitable.

If we are unable to provide content that attracts and retains users to The WebMD Health Network at a level that is attractive to advertisers and sponsors, our revenues will be reduced
      We believe that interest in our public portals for consumers, physicians and healthcare professionals is based upon our ability to make available health content, decision-support tools and other services that meet the needs of our users. Our ability to do so depends, in turn, on:

•	our ability to hire and retain qualified authors, journalists and independent writers;

•	our ability to license quality content from third parties; and

•	our ability to monitor and respond to increases and decreases in user interest in specific topics.
      We cannot assure you that we will be able to continue to develop or acquire needed content at a reasonable cost. If we are unable to provide content that attracts and retains users at a level that is attractive to advertisers and sponsors, our revenues will be reduced. In addition, our ability to deploy new interactive tools and other features will require us to continue to improve the technology underlying our Web sites. The required changes may be significant and expensive, and we cannot assure you that we will be able to execute them quickly and efficiently.
     We face significant competition for our products and services
      The markets in which we operate are intensely competitive, continually evolving and, in some cases, subject to rapid change.

•	Our public portals face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. We compete for users with online services and Web sites that provide health-related information, including both commercial sites and not-for-profit sites. We compete for advertisers and sponsors with both health-related Web sites and general purpose consumer online services and portals and other high-traffic Web sites that include both healthcare-related and non-healthcare-related content and services.

•	Our private portals compete with: providers of healthcare decision-support tools and online health management applications; wellness and disease management vendors; and health information services and health management offerings of health plans and their affiliates.

•	Our Publishing Services segment’s products and services compete with numerous other online and offline sources of healthcare information, including traditional medical reference publications, print journals and other specialized publications targeted to physicians, some of which have a more complete range of titles and better access to traditional distribution channels than we have.
      Many of our competitors have greater financial, technical, product development, marketing and other resources than we do. These organizations may be better known than we are and have more customers or users than we do. We cannot provide assurance that we will be able to compete successfully against these organizations or any alliances they have formed or may form. Since there are no substantial barriers to entry into the markets in which our public portals participate, we expect that competitors will continue to enter these markets. For more information about the competition we face, see the section entitled “Business — Competition” in our IPO Prospectus.

If we are unable to provide content for our Publishing Services segment that attracts and retains users, our revenues will be reduced
      Interest in our publications for physicians, such as The Little Blue Book and ACP Medicine and ACS Surgery: Principles and Practice, is based upon our ability to make available up-to-date, health content that meets the needs of our physician users. Although we have been able to continue to update and maintain the physician practice information that we publish in The Little Blue Book, if we are unable to continue to do so for any reason, the value of The Little Blue Book would diminish and interest in this publication and advertising in this publication would be adversely affected.
      Similarly, our ability to maintain or increase the subscriptions to ACP Medicine and ACS Surgery is based upon our ability to make available up-to-date content which depends on our ability to retain qualified physician authors and writers in the disciplines covered by these publications. We cannot assure you that we will be able to retain qualified physician editors or authors to provide and review needed content at a reasonable cost. If we are unable to provide content that attracts and retains subscribers, subscriptions to these products will be reduced. In addition, the American College of Physicians permits WebMD to use the ACP name in the title of ACP Medicine and the American College of Surgeons permits WebMD to use the name ACS in the title of ACS Surgery: Principles and Practice. If we lose the right to use the ACP or ACS name in our publications, subscribers may find the publication less attractive and cease to subscribe to these publications.
      WebMD the Magazine was launched in April 2005 and as a result has a very short operating history. We cannot assure you that WebMD the Magazine will be able to attract advertisers to make this publication successful in the long-term.

The timing of our advertising and sponsorship revenues may vary significantly, which could have adverse effects on our operating results
      Our advertising and sponsorship revenues, which accounted for approximately 62% of our total revenues for the year ended December 31, 2004, may vary significantly from quarter to quarter due to a number of factors, not all of which are in our control, and any of which may be difficult to forecast accurately. The majority of our advertising and sponsorship contracts are for terms of approximately four to 12 months. We have relatively few longer term contracts. We cannot assure you that our current customers will continue to participate in our existing programs beyond the terms of their existing contracts or that they will enter into any additional contracts for new programs that we offer.
      In addition, the time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program may be lengthy, especially for larger contracts, and may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals. Other factors that could affect the timing of our revenues from advertisers and sponsors include:

•	the timing of FDA approval for new products or for new approved uses for existing products;

•	seasonal factors relating to the prevalence of specific health conditions and other seasonal factors that may affect the timing of promotional campaigns for specific products; and

•	the scheduling of conferences for physicians and other healthcare professionals.

Lengthy sales and implementation cycles for our private online portals make it difficult to forecast our revenues from these applications and, as a result, may have an adverse impact on our business
      The period from our initial contact with a potential client for a private online portal and the first purchase of our solution by the client is difficult to predict. In the past, this period has generally ranged from six to 12 months, but in some cases has been longer. These sales may be subject to delays due to a client’s internal procedures for approving large expenditures and other factors beyond our control. The time it takes to implement a private online portal is also difficult to predict and has lasted as long as six months from contract execution to the commencement of live operation. Implementation may be subject to delays based on the availability of the internal resources of the client that are needed and other factors outside of our control. As a result, we have limited ability to forecast the timing of revenue from new clients. This, in turn, makes it more difficult to predict our financial performance from quarter to quarter.
      During the sales cycle and the implementation period, we may expend substantial time, effort and money preparing contract proposals, negotiating contracts and implementing the private online portal without receiving any related revenue. In addition, many of the expenses related to providing private online portals are relatively fixed in the short term, including personnel costs and technology and infrastructure costs. Even if our revenue is lower than expected, we may not be able to reduce our short-term spending in response. Any shortfall in revenue would have a direct impact on our results of operations.

We expect that accounting for employee stock options using the fair value method will have a material adverse impact on our consolidated results of operations and earnings per share
      In December 2004, the FASB issued SFAS 123R, which requires all share-based payments to employees, including grants of stock options by us and our Parent to our employees, to be recognized in the financial statements based on their fair values, beginning with the fiscal year that begins after June 15, 2005. As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method prescribed in APB Opinion No. 25. See Note 2 to the audited Consolidated Financial Statements included in our IPO Prospectus and Note 1 to the Consolidated Financial Statements included in this Quarterly Report for more information regarding accounting for stock-based compensation plans.
      As described in Note 2 to the audited Consolidated Financial Statements included in our IPO Prospectus, if, instead of the intrinsic value method, we had used the fair value recognition provisions of SFAS 123 to calculate stock based employee compensation, instead of reporting net income for 2004 of $6.5 million, we would have reported a loss of $2.4 million. Although neither we nor Emdeon has yet chosen the valuation methodology it will employ when we and it adopt SFAS No. 123R, the adoption of SFAS No. 123R’s fair value method will have a material adverse impact on our consolidated results of operations and earnings per share. We cannot predict what effect the reduction in our net income may have on our stock price.

Acquisitions, business combinations and other transactions may be difficult to complete and, if completed, may have negative consequences for our business and our securityholders
      We have been built, in part, through a series of acquisitions. We intend to continue to seek to acquire or to engage in business combinations with companies engaged in complementary businesses. In addition, we may enter into joint ventures, strategic alliances or similar arrangements with third parties. These transactions may result in changes in the nature and scope of our operations and changes in our financial condition. Our success in completing these types of transactions will depend on, among other things, our ability to locate suitable candidates, negotiate mutually acceptable terms with them and to obtain adequate financing. Significant competition for these opportunities exists, which may increase the cost of and decrease the opportunities for these types of transactions. Financing for these transactions may come from several sources, including:

•	cash and cash equivalents on hand and marketable securities;

•	proceeds from the incurrence of indebtedness; and

•	proceeds from the issuance of additional Class A common stock, preferred stock, convertible debt or other securities.
      The issuance of additional equity or debt securities could:

•	cause substantial dilution of the percentage ownership of our stockholders at the time of the issuance;

•	cause substantial dilution of our earnings per share;

•	subject us to the risks associated with increased leverage, including a reduction in our ability to obtain financing or an increase in the cost of any financing we obtain;

•	subject us to restrictive covenants that could limit our flexibility in conducting future business activities; and

•	adversely affect the prevailing market price for our outstanding securities.
      We do not intend to seek securityholder approval for any such acquisition or security issuance unless required by applicable law, regulation or by the terms of then existing securities.

Our business will suffer if we fail to successfully integrate acquired businesses and technologies or to assess the risks in particular transactions
      We have in the past acquired, and may in the future acquire, businesses, technologies, services, product lines and other assets. The successful integration of the acquired businesses and assets into our operations, on a cost-effective basis, can be critical to our future performance. The amount and timing of the expected benefits of any acquisition, including potential synergies between our company and the acquired business, are subject to significant risks and uncertainties. These risks and uncertainties include, but are not limited to, those relating to:

•	our ability to maintain relationships with the customers of the acquired business;

•	our ability to retain or replace key personnel;

•	potential conflicts in sponsor or advertising relationships;

•	our ability to coordinate organizations that are geographically diverse and may have different business cultures; and

•	compliance with regulatory requirements.
      We cannot guarantee that any acquired businesses will be successfully integrated with our operations in a timely or cost-effective manner, or at all. Failure to successfully integrate acquired businesses or to achieve anticipated operating synergies, revenue enhancements or cost savings could have a material adverse effect on our business, financial condition and results of operations.
      Although our management attempts to evaluate the risks inherent in each transaction and to value acquisition candidates appropriately, we cannot assure you that we will properly ascertain all such risks or that acquired businesses and assets will perform as we expect or enhance the value of our company as a whole. In addition, acquired companies or businesses may have larger than expected liabilities that are not covered by the indemnification, if any, we are able to obtain from the sellers.

Our failure to attract and retain qualified executives and employees may have a material adverse effect on our business
      Our business depends largely on the skills, experience and performance of key members of our senior management team. We also depend, in part, on our ability to attract and retain qualified writers and editors, software developers and other technical personnel and sales and marketing personnel. We cannot assure you that we will be able to hire or retain a sufficient number of qualified personnel to meet our requirements, or that we will be able to do so at salary and benefit costs that are acceptable to us. Failure to do so may have an adverse effect on our business.

Risks Related to Our Relationships with Clients

Developments in the healthcare industry could adversely affect our business
      Most of our revenue is derived from the healthcare industry and could be affected by changes affecting healthcare spending. General reductions in expenditures by healthcare industry participants could result from, among other things:

•	government regulation or private initiatives that affect the manner in which healthcare providers interact with patients, payers or other healthcare industry participants, including changes in pricing or means of delivery of healthcare products and services;

•	consolidation of healthcare industry participants;

•	reductions in governmental funding for healthcare; and

•	adverse changes in business or economic conditions affecting healthcare payers or providers, pharmaceutical, biotechnology or medical device companies or other healthcare industry participants.
      We are particularly dependent on pharmaceutical, biotechnology and medical device companies for our advertising and sponsorship revenues. Our business will be adversely impacted if business or economic conditions result in the reduction of purchases by our customers if they decide not to renew their commitments or decide to renew their commitments at lower levels. Even if general expenditures by industry participants remain the same or increase, developments in the healthcare industry may result in reduced spending in some or all of the specific segments of that market we serve or are planning to serve. For example, use of our products and services could be affected by:

•	changes in the design of health insurance plans;

•	a decrease in the number of new drugs or medical devices coming to market; and

•	decreases in marketing expenditures by pharmaceutical companies or consumer product companies, including as a result of governmental regulation or private initiatives that discourage or prohibit advertising or sponsorship activities by pharmaceutical or medical device companies.
      In addition, our customers’ expectations regarding pending or potential industry developments may also affect their budgeting processes and spending plans with respect to products and services of the types we provide.
      The healthcare industry has changed significantly in recent years and we expect that significant changes will continue to occur. However, the timing and impact of developments in the healthcare industry are difficult to predict. We cannot assure you that the markets for our products and services will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets.

The WebMD Health Network includes Web sites that we supply content to, but do not own, and the termination of our relationship with the owners of these Web sites, including AOL, may negatively affect our results of operations
      Although the substantial majority of the visitors to The WebMD Health Network and the page views we generate on The WebMD Health Network are from Web sites we own, some are from Web sites owned by third parties that carry our content and, as a result, our traffic may vary based on the amount of traffic to Web sites of these third parties and other factors outside our control. During the nine months ended September 30, 2005, AOL accounted for approximately 17% of The WebMD Health Network’s unique users and approximately 7% of its aggregate page views and other third party Web sites accounted for 7% of The WebMD Health Network’s unique users and 5% of its aggregate page views during such period. In the event that our relationship with AOL or other third party Web sites is terminated. The WebMD Health Network’s user traffic and page views may be negatively affected, which may negatively affect our results of operations.

We may not be able to attract visitors to our Web sites on a consistent basis, which could have a material adverse effect on our results of operations
      Since users of our public portals may be attracted to The WebMD Health Network as a result of a specific condition or for a specific purpose, it is difficult for us to predict the rate at which users will return to the public portals. Further, users of The WebMD Health Network have numerous other online and offline sources of healthcare information services, and some users may visit The WebMD Health Network as a result of our existing third party relationships. If one or more of these third parties engages in conduct that negatively affects users of those third party Web sites, users that come to The WebMD Health Network through these third party Web sites may decrease.
      Because we generate revenues by, among other things, selling sponsorships of specific pages, sections or events on The WebMD Health Network for healthcare providers and consumers and related e-newsletters, a decline in user traffic levels or a reduction in the number of pages viewed by users could cause our revenues to decrease and could have a material adverse effect on our results of operations.

We may be unsuccessful in our efforts to increase advertising and sponsorship revenue from consumer products companies
      Most of our advertising and sponsorship revenues have, in the past, come from pharmaceutical, biotechnology and medical device companies. During the past year, we have begun to focus on increasing sponsorship revenue from consumer products companies that are interested in communicating health-related or safety-related information about their products to our audience. However, while a number of consumer products companies have indicated an intent to increase the portion of their promotional spending used on the Internet, we cannot assure you that these advertisers and sponsors will find our consumer Web site to be as effective as other Web sites or traditional media for promoting their products and services. If we encounter difficulties in competing with the other alternatives available to consumer products companies, this portion of our business may develop more slowly than we expect or may fail to develop.

We could be subject to breach of warranty or other claims by clients of our online portals if the software and systems we use to provide them contain errors or experience failures
      Errors in the software and systems we use could cause serious problems for clients of our online portals. We may fail to meet contractual performance standards or fail to meet expectations that our clients have for them. Clients of our online portals may seek compensation from us or may seek to terminate their agreements with us, withhold payments due to us, seek refunds from us of part or all of the fees charged under those agreements or initiate litigation or other dispute resolution procedures. In addition, we could face breach of warranty or other claims by clients or additional development costs. Our software and systems are inherently complex and, despite testing and quality control, we cannot be certain that they are error free.
      We attempt to limit, by contract, our liability to our clients for damages arising from our negligence, errors or mistakes. However, contractual limitations on liability may not be enforceable in certain circumstances or may otherwise not provide sufficient protection to us from liability for damages. We maintain liability insurance coverage, including coverage for errors and omissions. However, it is possible that claims could exceed the amount of our applicable insurance coverage, if any, or that this coverage may not continue to be available on acceptable terms or in sufficient amounts. Even if these claims do not result in liability to us, investigating and defending against them could be expensive and time consuming and could divert management’s attention away from our operations. In addition, negative publicity caused by these events may delay or hinder market acceptance of our services, including unrelated services.

Risks Related to Use of the Internet and to Our Technological Infrastructure

Our users depend on Internet service providers, online service providers and other Web site operators to access our online services
      Users of our Web-based services depend on Internet service providers, online service providers and other Web site operators for access to our Web sites. Many of these providers have experienced significant outages in the past and could experience outages, delays and other difficulties in the future due to system failures unrelated to our systems. Any significant interruptions in our services or increases in response time could result in a loss of potential or existing users of and advertisers and sponsors on our Web site and, if sustained or repeated, could reduce the attractiveness of our Web-based services.

We rely on bandwidth providers, data center providers, other third parties and our own systems for key aspects of the process of providing products and services to our users, and any failure or interruption in the services provided by these third parties or our own systems could harm our business
      Our online services are designed to operate 24 hours a day, seven days a week, without interruption. However, we have experienced and expect that we will experience interruptions and delays in services and availability from time to time. We rely on internal systems as well as third party vendors, including data center providers and bandwidth providers, to provide our online services. We do not maintain redundant systems or facilities for some of these services. In the event of a catastrophic event at one of our data centers, we may experience an extended period of system unavailability, which could negatively impact our relationship with users and adversely affect our brand and our business. To operate without interruption, both we and our service providers must guard against:

•	damage from fire, power loss and other natural disasters;

•	communications failures;

•	software and hardware errors, failures and crashes;

•	security breaches, computer viruses and similar disruptive problems; and

•	other potential interruptions.
Any disruption in the network access or co-location services provided by these third party providers or any failure of or by these third party providers or our own systems to handle current or higher volume of use could significantly harm our business. We exercise little control over these third party vendors, which increases our vulnerability to problems with services they provide.
      Any errors, failures, interruptions or delays experienced in connection with these third party technologies and information services or our own systems could negatively impact our relationships with users and adversely affect our brand and our business and could expose us to liabilities to third parties. Although we maintain insurance for our business, the coverage under our policies may not be adequate to compensate us for all losses that may occur. In addition, we cannot provide assurance that we will continue to be able to obtain adequate insurance coverage at an acceptable cost.

Implementation of changes in hardware and software platforms used to deliver our online services may result in performance problems and may not provide the additional functionality that was expected
      From time to time, we implement changes to the hardware and software platforms we use for providing our online services. During and after the implementation of those changes, a platform may not perform as expected, which could result in interruptions in operations, an increase in response time or an inability to track performance metrics. Any significant interruption in our ability to operate any of our online services could have an adverse effect on our relationships with users and clients and, as a result, on our financial results.
      We rely on a combination of purchasing, licensing, internal development, and acquisitions to develop our hardware and software platforms. Our implementation of changes in these platforms may cost more than originally expected, may take longer than originally expected, and may require more testing than originally anticipated. In addition, we cannot provide assurance that changes in these platforms will provide the additional functionality and other benefits that were originally expected.

If the systems we use to provide online portals experience security breaches or are otherwise perceived to be insecure, our business could suffer
      We retain and transmit confidential information, including personal health records, in the processing centers and other facilities we use to provide online services. It is critical that these facilities and infrastructure remain secure and be perceived by the marketplace as secure. A security breach could damage our reputation or result in liability. We may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by breaches. Despite the implementation of security measures, this infrastructure or other systems that we interface with, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any compromise of our security, whether as a result of our own systems or the systems that they interface with, could reduce demand for our services, and could subject us to legal claims from our clients and users, including for breach of contract or breach of warranty.

Risks Related to the Legal and Regulatory Environment in Which We Operate

Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies
      The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Existing and new laws and regulations affecting the healthcare industry could create unexpected liabilities for us, cause us to incur additional costs and restrict our operations. Many healthcare laws are complex and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services that we provide. However, these laws and regulations may nonetheless be applied to our products and services. Our failure to accurately anticipate the application of these laws and regulations, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our businesses. Some of the risks we face from healthcare regulation are as follows:

•	Regulation of Drug and Medical Device Advertising and Promotion. The WebMD Health Network provides services involving advertising and promotion of prescription and over-the-counter drugs and medical devices. Any increase in regulation of these areas by the Federal Food and Drug Administration, or the FDA, or the Federal Trade Commission, or the FTC, could make it more difficult for us to contract for sponsorships and advertising. Physician groups and others have criticized the FDA’s current policies, and have called for restrictions on advertising of prescription drugs to consumers and increased FDA enforcement. We cannot predict what actions the FDA or industry participants may take in response to these criticisms. It is also possible that new laws would be enacted that impose restrictions on such advertising. Our advertising and sponsorship revenues could be materially reduced by additional restrictions on the advertising of prescription drugs and medical devices to consumers, whether imposed by law or regulation or by policies adopted by industry members. If the FDA or the FTC finds that any information on our Web sites violate FDA or FTC regulations, they may take regulatory or judicial action against us and/ or the advertiser or sponsor of that information. State attorneys general may also take similar action based on their state’s consumer protection statutes.

•	Anti-kickback Laws. There are federal and state laws that govern patient referrals, physician financial relationships and inducements to healthcare providers and patients. The federal healthcare programs anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. These laws are applicable to manufacturers and distributors and, therefore, may restrict how we and some of our customers market products to healthcare providers. Also, in 2002, the Office of the Inspector General, or OIG, of Health and Human Services, the federal government agency responsible for interpreting the federal anti-kickback law, issued an advisory opinion that concluded that the sale of advertising and sponsorships to healthcare providers and vendors by Web-based information services implicates the federal anti-kickback law. However, the advisory opinion suggests that enforcement action will not result if the fees paid represent fair market value for the advertising/sponsorship arrangements, the fees do not vary based on the volume or value of business generated by the advertising and the advertising/sponsorship relationships are clearly identified as such to users. The laws in this area are broadly written and it is often difficult to determine precisely how the laws will be applied in specific circumstances. Penalties for violating the federal anti-kickback law include imprisonment, fines and exclusion from participating, directly or indirectly, in Medicare, Medicaid and other federal healthcare programs. Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate some portions of our business and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our practices could result in adverse publicity and be costly for us to respond to.

•	Medical Professional Regulation. The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine. If a state determines that some portion of our business violates these laws, it may seek to have us discontinue those portions or subject us to penalties or licensure requirements. Any determination that we are a healthcare provider and have acted improperly as a healthcare provider may result in liability to us.

      Risks related to privacy regulations are described below under “We face potential liability related to the privacy and security of personal information we collect from consumer and healthcare professionals through our Web sites.” For more information regarding the risks that healthcare regulation creates for our businesses, see the section entitled “Government Regulation” in our IPO Prospectus.

Government regulation of the Internet could adversely affect our business
      The Internet and its associated technologies are subject to government regulation. Our failure, or the failure of our business partners or third party providers, to accurately anticipate the application of laws and regulations affecting our products and services and the manner in which we deliver them, or any other failure to comply, could create liability for us, result in adverse publicity and negatively affect our business.

In addition, new laws and regulations, or new interpretations of existing laws and regulations, may be adopted with respect to the Internet or other online services covering user privacy, patient confidentiality, consumer protection and other issues, including pricing, content, copyrights and patents, distribution and characteristics and quality of products and services. We cannot predict whether these laws or regulations will change or how such changes will affect our business.

We may be subject to litigation
      Our business and operations may subject us to claims, litigation and other proceedings brought by private parties and governmental authorities. For information regarding certain proceedings to which we are currently a party, see “Legal Proceedings” below and “Business — Legal Proceedings” in our IPO Prospectus.

We face potential liability related to the privacy and security of personal information we collect from consumer and healthcare professionals through our Web sites
      Internet user privacy has become a major issue both in the United States and abroad. We have privacy policies posted on our Web sites that we believe comply with applicable laws requiring notice to users about our information collection, use and disclosure practices. However, whether and how existing privacy and consumer protection laws in various jurisdictions apply to the Internet is still uncertain and may take years to resolve. Any legislation or regulation in the area of privacy of personal information could affect the way we operate our Web sites and could harm our business. Further, we cannot assure you that the privacy policies and other statements on our Web sites or our practices will be found sufficient to protect us from liability or adverse publicity relating to the privacy and security of personal information.
      Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, Congress established a set of federal national privacy standards for the protection by health plans, healthcare clearinghouses, healthcare providers and their business associates of individually identifiable health information. We cannot assure you that we will adequately address the risks created by these privacy and security rules and we are unable to predict what changes to HIPAA might be made in the future or how those changes could affect our business.
      In addition to HIPAA, numerous other state and federal laws govern the collection, dissemination, use, access to and confidentiality of patient health information. In addition, some states are considering new laws and regulations that further protect the confidentiality of medical records or medical information. In many cases, these state laws are not preempted by the HIPAA Privacy Standard and may be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our customers and strategic partners. These privacy laws at a state or federal level, or new interpretations of these laws, could create liability for us, could impose additional operational requirements on our business, could affect the manner in which we use and transmit patient information and could increase our cost of doing business.

Changes in industry guidelines or government regulation could adversely affect our online Medscape offerings
      Our CME activities are planned and implemented in accordance with the Essential Areas and Policies of the Accreditation Council for Continuing Medical Education, or ACCME, which oversees providers of CME credit, and other applicable accreditation standards. In September 2004, ACCME revised its standards for commercial support of CME. The revised standards are intended to ensure, among other things, that CME activities of ACCME-accredited providers are independent of providers of healthcare goods and services that fund the development of CME. ACCME required accredited providers to implement these standards by May 2005. Implementation has required additional disclosures to CME participants about those in a position to influence content and other adjustments to the management and operations of our CME programs. We believe we have modified our procedures as appropriate to meet the revised standards. However, we cannot be certain whether these adjustments will ensure that we meet the new standards or predict whether ACCME may impose additional requirements.
      In the event that ACCME concludes that we have not met its revised standards relating to CME, we would not be permitted to offer accredited ACCME activities to physicians and healthcare professionals, and we may be required, instead, to use third parties to accredit such CME-related services on Medscape from WebMD. In addition, any failure to maintain our status as an accredited ACCME provider as a result of a failure to comply with existing or new ACCME standards could discourage potential sponsors from engaging in CME or education related activities with us, which could have a material adverse effect on our business.
      CME activities may also be subject to government regulation by the FDA, the OIG, or HHS, the federal agency responsible for interpreting certain federal laws relating to healthcare, and state regulatory agencies.
      During the past several years, educational programs, including CME, directed toward physicians have been subject to increased scrutiny to ensure that sponsors do not influence or control the content of the program. In response to governmental and industry initiatives, pharmaceutical companies and medical device companies have been developing and implementing internal controls and procedures that promote adherence to applicable regulations and requirements. In implementing these controls and procedures, different clients may interpret the regulations and requirements differently and may implement procedures or requirements that vary from client to client. These controls and procedures:

•	may discourage pharmaceutical companies from engaging in educational activities;

•	may slow their internal approval for such programs;

•	may reduce the volume of sponsored educational programs implemented through our Medscape Web site to levels that are lower than in the past; and

•	may require us to make changes to how we offer or provide educational programs, including CME.
      In addition, future changes to existing regulations or accreditation standards, or to the internal compliance programs of potential clients, may further discourage or prohibit potential clients from engaging in educational activities with us, or may require us to make further changes in the way we offer or provide educational programs.

We may not be successful in protecting our intellectual property and proprietary rights
      Our intellectual property is important to our businesses. We rely on a combination of trade secret, patent and other intellectual property laws and confidentiality procedures and non-disclosure contractual provisions to protect our intellectual property. We believe that our non-patented proprietary technologies and business processes are protected under trade secret, contractual and other intellectual property rights. However, those rights do not afford the statutory exclusivity provided by patented processes. In addition, the steps that we take to protect our intellectual property, proprietary information and trade secrets may prove to be inadequate and, whether or not adequate, may be expensive.
      We cannot assure you that we will be able to detect potential or actual misappropriation or infringement of our intellectual property, proprietary information or trade secrets. Even if we detect misappropriation or infringement by a third party, we cannot assure you that we will be able to enforce our rights at a reasonable cost, or at all. In addition, our rights to intellectual property, proprietary information and trade secrets may not prevent independent third party development and commercialization of competing products or services.

Third parties may claim that we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from providing certain services, which may harm our business
      We could be subject to claims that we are misappropriating or infringing intellectual property or other proprietary rights of others. These claims, even if not meritorious, could be expensive to defend and divert management’s attention from our operations. If we become liable to third parties for infringing these rights, we could be required to pay a substantial damage award and to develop non-infringing technology, obtain a license or cease selling the products or services that use or contain the infringing intellectual property. We may be unable to develop non-infringing products or services or obtain a license on commercially reasonable terms, or at all. We may also be required to indemnify our customers if they become subject to third party claims relating to intellectual property that we license or otherwise provide to them, which could be costly.

We may be subject to claims brought against us as a result of content we provide
      Consumers access health-related information through our online services, including information regarding particular medical conditions and possible adverse reactions or side effects from medications. If our content, or content we obtain from third parties, contains inaccuracies, it is possible that consumers, employees, health plan members or others may sue us for various causes of action. Although our Web sites contain terms and conditions, including disclaimers of liability, that are intended to reduce or eliminate our liability, the law governing the validity and enforceability of online agreements and other electronic transactions is evolving. We could be subject to claims by third parties that our online agreements with consumers and physicians that provide the terms and conditions for use of our public or private portals are unenforceable. A finding by a court that these agreements are invalid and that we are subject to liability could harm our business and require costly changes to our business.
      We have editorial procedures in place to provide quality control of the information that we publish or provide. However, we cannot assure you that our editorial and other quality control procedures will be sufficient to ensure that there are no errors or omissions in particular content. Even if potential claims do not result in liability to us, investigating and defending against these claims could be expensive and time consuming and could divert management’s attention away from our operations. In addition, our business is based on establishing the reputation of our portals as trustworthy and dependable sources of healthcare information. Allegations of impropriety or inaccuracy, even if unfounded, could therefore harm our reputation and business.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
      The primary objective of our investment activities is to preserve principal and maintain adequate liquidity, while at the same time maximizing the yield we receive from our investment portfolio. This objective is accomplished by adherence to our investment policy, which establishes the list of eligible types of securities and credit requirements for each investment.
      As of September 30, 2005, we had cash and cash equivalents of $41.1 million which consisted of highly liquid money market instruments. Subsequent to the end of the quarter, the net proceeds from our IPO have been invested in highly liquid money market funds, auction rate securities and federal government notes all with maturities of twelve months or less. Because of the short-term maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. As a result, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our portfolio.

Exchange Rate Sensitivity
      We do not have exposure to foreign currency exchange rate fluctuations since we do not have any operations or investments denominated in foreign currencies. Additionally, we have not engaged in any derivative or hedging transactions to date.

ITEM 4.	Controls and Procedures
      As required by Exchange Act Rule 13a-15(b), WebMD Health management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD Health’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WebMD Health’s disclosure controls and procedures provided reasonable assurance that all material information required to be filed in this Quarterly Report has been made known to them in a timely fashion.
      In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD Health management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in WebMD Health’s internal control over financial reporting occurred during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, WebMD Health’s internal control over financial reporting, except that, in connection with our IPO, WebMD Health management implemented (a) additional entity level controls believed to be necessary or appropriate for a public company, including some required for listing on The Nasdaq Stock Market, and (b) additional disclosure controls and procedures believed to be necessary or appropriate in connection with the periodic reporting requirements that became applicable to WebMD Health upon completion of the IPO. The additional controls and procedures implemented by WebMD Health management are generally similar to those of Emdeon, our controlling stockholder.

PART II
OTHER INFORMATION

ITEM 1.	Legal Proceedings
      The information regarding Merrill Lynch Fundamental Growth Fund, Inc., et al. v. McKesson HBOC, Inc., et al. contained in Note 11 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report is incorporated herein by this reference.
      The information contained in Note 9 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report is incorporated herein by this reference and was previously reported in our IPO Prospectus.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      (a) On September 28, 2005, we issued the shares of Class A Common Stock listed below to our non-employee directors in payment for their initial annual retainers for Board and Board committee service, in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended:

Name	Number of Shares

Mark J. Adler, M.D.	2,714
Neil F. Dimick	4,142
Jerome C. Keller	1,714
James V. Manning	3,714
Abdool Rahim Moossa, M.D.	2,857
Stanley S. Trotman, Jr.	4,285
      (b) On September 28, 2005, we sold 7,935,000 shares of our Class A Common Stock at a price of $17.50 per share in our initial public offering or IPO. The shares of Class A Common Stock sold in the IPO were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-124832). The Registration Statement was declared effective by the Securities and Exchange Commission on September 28, 2005. The Company received the proceeds of the IPO on October 4, 2005 and invested those proceeds primarily in highly liquid money market funds, auction rate securities and federal government notes. None of the proceeds were available for use during the quarter ended September 30, 2005.

ITEM 6.	Exhibits
      The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WebMD Health Corp.

By:	/s/ Anthony Vuolo

Anthony Vuolo
Executive Vice President and Chief Financial Officer
Date: November 9, 2005

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form 8-A filed by the Registrant on September 29, 2005 (the “Form 8-A”))
3.2	By-laws of the Registrant (incorporated by reference to Exhibit 99.2 to the Form 8-A)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1	Section 1350 Certification of Chief Executive Officer of Registrant
32.2	Section 1350 Certification of Chief Financial Officer of Registrant

E-1