Form 10-K
period 2005-12-31
WebMD Health Corp.
filed 2006-03-16
CIK 1326583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-51547

WebMD Health Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-2783228
(State of incorporation)	(I.R.S. employer identification no.)

111 Eighth Avenue New York, New York (Address of principal executive office)	10011 (Zip code)

(212) 624-3700
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, par value $.01 per share
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

As of December 30, 2005, the last business day of the registrant’s most recently completed fiscal quarter, there were 7,954,426 shares of registrant’s Class A Common Stock outstanding and 48,100,000 shares of registrant’s Class B Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant was approximately $216,029,454 (based on the closing price of the common stock of $29.05 per share on that date, as reported on the Nasdaq Stock Market’s National Market and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates).

As of March 10, 2006, the registrant had 7,954,426 shares of Class A Common Stock and 48,100,000 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s definitive proxy statement to be filed with the Commission relating to the registrant’s 2006 Annual Meeting of Stockholders is incorporated by reference into Part III.

WebMD®, WebMD Health®, Medscape®, CME Circle®, Medpulse®, eMedicine®, MedicineNet®, theheart.org®, RxList®, The Little Blue Booktm and Select Quality Care® are trademarks of WebMD Health Corp. or its subsidiaries.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be, forward-looking statements. For example, statements concerning projections, predictions, expectations, estimates or forecasts and statements that describe our objectives, future performance, plans or goals are, or may be, forward-looking statements. These forward-looking statements reflect management’s current expectations concerning future results and events and can generally be identified by the use of expressions such as “may,” “will,” “should,” “could,” “would,” “likely,” “predict,” “potential,” “continue,” “future,” “estimate,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” and other similar words or phrases, as well as statements in the future tense.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. The following important risks and uncertainties could affect our future results, causing those results to differ materially from those expressed in our forward-looking statements:

•	the failure to achieve sufficient levels of usage of our public portals;

•	the inability to successfully deploy new or updated applications or services;

•	the anticipated benefits from acquisitions not being fully realized or not being realized within the expected time frames;

•	the inability to attract and retain qualified personnel;

•	general economic, business or regulatory conditions affecting the healthcare, information technology and Internet industries being less favorable than expected; and

•	the Risk Factors described in Item 1A of this Annual Report.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results.

The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

DEFINITIONS OF CERTAIN MEASURES OF USAGE OF THE WEBMD HEALTH NETWORK

In this Annual Report, we provide information regarding usage of The WebMD Health Network that we have determined using internal technology that identifies and monitors usage by individual computers. As used in this Annual Report:

•	A “unique user” during any calendar month is an individual computer that accesses a Web site in The WebMD Health Network during the course of such calendar month, as determined by our internal tracking technology. Accordingly, with respect to such calendar month, once an individual computer accesses that Web site in The WebMD Health Network, that computer will generally be included in the total number of “unique users” for that month, regardless of the method by which such computer accesses that Web site (i.e., whether directed by an individual or by automated software programs). Similarly, with respect to any calendar month, a computer accessing a specific Web site in The WebMD Health Network may only be counted once as a single “unique user” regardless of the number of times such computer accesses that Web site or the number of individuals who may use such computer. However, if that computer accesses more than one site within The WebMD Health Network during a calendar month, it will be counted once for each such site. A computer that does not access any of the Web sites in The WebMD Health Network during a particular calendar month is not included in the total number of “unique users” for that calendar month, even if such computer has in the past accessed one or more of these Web sites. In addition, if a computer blocks our tracking technology, it will be counted as a unique user in a particular month each time it visits one of our Web sites.

•	A “page view” is a Web page that is sent to the browser of a computer upon a request made by such computer and received by a server in The WebMD Health Network. The number of “page views” in The WebMD Health Network is not limited by its number of “unique users.” Accordingly, each “unique user” may generate multiple “page views.”

•	With respect to any given time period, “aggregate page views” are the total number of “page views” during such time period on all of the Web sites in The WebMD Health Network. “Aggregate page views” do not include page views from our private portals.

Third party services that measure usage of Internet sites may provide different usage statistics than those reported by our internal tracking technology. These discrepancies may occur as a result of differences in methodologies applied and differences in measurement periods. For example, third party services typically apply their own proprietary methods of calculating usage, which may include surveying users and estimating site usage based on surveys, rather than based upon our internal tracking technology. Regardless of the measure of usage, if usage data is prepared using a consistent methodology between measurement periods, we believe that it provides useful information over time.

PART I

Item 1.	Business

INTRODUCTION

General Information

WebMD Health Corp. is a Delaware corporation that was incorporated on May 3, 2005 under the name WebMD Health Holdings, Inc. We were created as a holding company for what was then referred to as the “WebMD Health” business segment of Emdeon Corporation in order to conduct an initial public offering of equity securities. On September 6, 2005, Emdeon contributed to us, as a contribution to capital, the subsidiaries that comprised its WebMD segment and certain related assets and liabilities. Emdeon, which was previously known as WebMD Corporation, changed its name in connection with our initial public offering and agreed that we would have the sole right to use the “WebMD” name and related trademarks.

Our Class A Common Stock, which has one vote per share, began trading on the Nasdaq National Market under the symbol “WBMD” on September 29, 2005. As of the date of this Annual Report, Emdeon owns all 48,100,000 shares of our Class B Common Stock, which has five votes per share. Emdeon’s holdings represent 85.8% of our outstanding common stock and 96.7% of the combined voting power of our outstanding common stock. For additional information regarding our initial public offering, see Notes 1 and 3 to the Consolidated Financial Statements included in this Annual Report.

Our principal executive offices are located at 111 Eighth Avenue, New York, New York 10011 and our telephone number is (212) 624-3700.

We make available free of charge at www.wbmd.com (in the “Investor Relations” section) copies of materials we file with, or furnish to, the Securities and Exchange Commission, or SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

Overview of Our Businesses

We are a leading provider of health information services to consumers, physicians and other healthcare professionals, employers and health plans through our public and private online portals and health-focused publications. The online healthcare information, decision-support applications and communications services that we provide:

•	enable consumers to obtain detailed information on a particular disease or condition, analyze symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest, enroll in interactive courses and participate in online communities with peers and experts;

•	make it easier for physicians and healthcare professionals to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (or CME) credit and communicate with peers; and

•	enable employers and other health plans to provide their employees and plan members with access to personalized health and benefit information and decision-support technology that helps them make more informed benefit, provider and treatment choices.

The WebMD Health Network consists of the public portals that we own, such as www.WebMD.com (which we sometimes refer to as WebMD Health), our primary public portal for consumers, and www.Medscape.com (which we sometimes refer to as Medscape from WebMD), our primary public portal for physicians and other healthcare professionals, as well as third party sites through which we provide our branded health and wellness content, tools and services, such as the health and diet channel on the America Online service. The WebMD Health Network does not include our private portals for employers and health plans, which are described below. In 2005, The WebMD Health Network had an average of over 24 million unique monthly users and generated over 2.3 billion aggregate page views.

WebMD.com and our other consumer portals help consumers take an active role in managing their health by providing objective healthcare and lifestyle information. WebMD content offerings for consumers include access to health and wellness news articles and features, and decision-support services that help them make better informed decisions about treatment options, health risks and healthcare providers. Medscape from WebMD and our other portals for healthcare professionals help them improve their clinical knowledge and practice of medicine. The original content of our professional sites, including daily medical news, commentary, conference coverage, expert columns and CME activities, are written by authors from widely respected academic institutions and edited and managed by our in-house editorial staff.

Our public portals generate revenue primarily through the sale of advertising and sponsorship products, including CME services. We do not charge user fees for access to our public portals. Our advertisers and sponsors are able to reach, educate and inform target audiences of health-involved consumers and clinically-active physicians through The WebMD Health Network. We work closely with our customers to develop programs to reach specific groups of consumers, physicians and other healthcare professionals and give them placement on the most relevant areas of our portals. Our advertisers and sponsors consist primarily of pharmaceutical, biotechnology and medical device companies and consumer products companies whose products relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention.

Our private portals enable employees and health plan members to make more informed benefit, treatment and provider decisions. We provide a secure, personalized user experience by integrating individual user data (including personal health information), plan-specific data from our employer or health plan clients and much of the content, decision-support technology and personal communication services that we make available through our public portals. Our applications are typically accessed through a client’s Web site or intranet and provide secure access for employees and plan members. We market our products through both our direct sales force and through selected distributors and resellers. We generate revenue from private portals through the licensing of our products to employers, such as American Airlines, Inc., Microsoft Corporation, PepsiCo, Inc., International Business Machines Corporation and EMC Corporation, and to health plans, such as Cigna, Empire Blue Cross and Blue Shield, Horizon Blue Cross and Blue Shield and Wellpoint, Inc., either directly or through our distributors. Our private portals do not generate revenue from advertising or sponsorship. Our public portals and our private portals constitute our Online Services segment.

In addition to our online presence, we have a Publishing and Other Services segment that provides complementary offline health content. Our offline publications also increase awareness of our brand among consumers, physicians and other healthcare professionals. These publications include The Little Blue Book, a physician directory, ACP Medicine and ACS Surgery: Principles of Practice, our medical reference textbooks, and WebMD the Magazine, a consumer publication launched in early 2005 that we distribute free of charge to physician office waiting rooms. Also, with the acquisition of the assets of Conceptis Technologies, Inc. (which we refer to as Conceptis) in December 2005, as discussed below, we also conduct in-person CME.

For additional information regarding the results of operations of each of our segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations by Operating Segment” and Note 7 to our Consolidated Financial Statements included in this Annual Report.

OUR ONLINE SERVICES

Our Public Portals: The WebMD Health Network

Overview

Our content and services have made our public portals the leading online health destinations for consumers, physicians and other healthcare professionals. The WebMD Health Network consists of public portals that we own and third party portals through which we provide our branded health and wellness content, tools and services.

Owned Web Sites.  A substantial majority of the traffic to and utilization of The WebMD Health Network derive from Web sites that we own. During 2005, sites we own accounted for approximately 88% of The WebMD Health Network’s page views. The following provides a brief description of each of our owned public portals:

Portal Site	Description

www.webmd.com	WebMD Health, our flagship consumer portal.
www.medicinenet.com	A health information site for consumers that is written and edited by practicing physicians, including an online medical dictionary with more than 16,000 medical terms.
www.rxlist.com	An online drug directory with over 1,400 drug monographs, which are comprehensive descriptions of pharmaceutical products (including chemical name, brand names, molecular structure, clinical pharmacology, directions and dosage, side effects, drug interactions and precautions).
www.medscape.com	Our Web site for physicians and other healthcare professionals.
www.emedicine.com	A site for physicians and other healthcare professionals containing articles on 7,000 diseases and disorders.
www.emedicinehealth.com	A health information site containing articles written and edited by physicians for patients and consumers.
www.medgenmed.com	The world’s first online-only, primary source, peer-reviewed general medical journal.
www.theheart.org	One of the leading cardiology Web sites, known for its depth and breadth of content in this area.

Other Sites.  The third party portals that we support include AOL Health with WebMD, the health channels of other AOL properties, the online FoxNews Health Channel with WebMD, Psychologytoday.com and HealthBoards.com.  During 2005, third party Web sites included in The WebMD Health Network accounted for approximately 12% of The WebMD Health Network’s page views. We sell the advertising and program the content on the portions of the third party Web sites that we support.

Consumer Portals in The WebMD Health Network

Introduction.  Healthcare consumers increasingly seek to educate themselves online about their healthcare related issues, motivated in part by the continued availability of new treatment options and in part by the larger share of healthcare expenditures they are being asked to bear due to changes in the benefit designs being offered by health plans and employers. The Internet has fundamentally changed the way consumers obtain information, enabling them to have immediate access to searchable information and dynamic interactive content.

Overview of Content and Service Offerings.  Our goal is to provide consumers with an objective and trusted source of information that helps them play an active role in managing their health. WebMD Health and the other consumer portals in The WebMD Health Network provide our users with health and wellness related information, tools and applications in a variety of content formats. These content offerings include access to health and wellness news articles and features, special reports, interactive guides, self-assessment questionnaires, expert led Q&A’s and encyclopedic references, all of which are written, edited and published by our 90-person in-house staff, which includes professional writers, editors, designers and board-certified staff physicians. Our in-house staff is supplemented by medical advisors and authors from widely respected academic institutions. The news stories and other original content and reporting presented in The WebMD Health Network are based on our editors’ selections of the most important and relevant public health events occurring on any given day, obtained from an array of credible sources, including peer-reviewed medical journals, medical conferences, federal or state government actions and materials derived from interviews with medical experts. We offer searchable access to the full contents of our Web sites, including licensed content and reference-based content.

WebMD Health includes the following features:

Feature	Description

WebMD News Center	Offers daily health news articles that are written by health journalists and reviewed by our professional staff. Content focuses on “news you can use” and topics for stories reflect national news stories of interest in the popular media that day with original perspective from health and medical experts. The News Center also features letters and feedback from users. 10 to 15 stories are generated per day.
WebMD Editorial Features	Content focusing on a comprehensive look at major health issues that are in the news or otherwise contemporary, with emphasis on health trends and national health issues. We generate four to five editorial features per week.
Our features on National Health Observances contain special reports based upon public health initiatives, such as Breast Cancer Awareness Month or Heart Month, as well as seasonal holidays and other seasonal health-related issues, such as 4th of July Safety, Super Bowl Weight Gain, Back to School, Getting Ready for Camp or College and Valentine’s Day Chocolate Guide for Health.
WebMD Daily	Originally produced multi-media content served on WebMD’s custom video player. WebMD Daily delivers a three to five minute health-related video of real patient stories and expert interviews, among other things, and includes narration, graphics and links to additional content on a given health topic. Sponsors are able to stream commercials and promotional messages within the video feature itself or within the surrounding viewing area.

Feature	Description

General Medical Information	Our medical library allows consumers to research current information, some of which we license from third parties, relating to diseases and common health conditions by providing searchable access and easy-to-read content, including:
— self-care articles
— drug and supplement references from leading publications, including First Data Bank®
— clinical trials and research study information
— a patient’s guide to medical tests
— Health Topics A-Z, an alphabetical listing of articles on specific health conditions and concerns
— interactive, illustrated presentations that visually explain common health conditions and diseases
— step-by-step, in-depth interactive condition guides on 35 major conditions
— a medical dictionary with approximately 16,000 terms
— doctors’ views on important health topics
Health and Wellness Centers	Centralized locations for content and services for both WebMD Health editorial offerings and sponsor/advertiser offerings that are specific to prevention and wellness topics. Each topic is showcased in its own “Resource Center.” There are 15 major centers, including Women’s Health, Men’s Health, Nutrition, Fitness, Healthy Aging, Skin and Beauty and Dental Health.
Disease and Condition Centers	Centralized locations for content and services for both WebMD Health editorial offerings and sponsor/advertiser offerings that are specific to disease and condition topics. Each topic is showcased in its own “Resource Center.” Each separate topic center is designed to guide users through all aspects of diagnosis, description of disease, treatment options and management, and to enable users to stay current on the latest research. There are 50 major centers, including Allergy, Asthma, Cholesterol, Diabetes, Epilepsy, GI Disorders and Hypertension.

Decision-Support Services.  Our decision-support services help consumers make better-informed decisions about treatment options, health risks and healthcare providers, and assist consumers in their management and monitoring of specific conditions or treatment regimens on an ongoing basis.

Feature	Description

Personalized Self Assessment	Clinical, algorithm-based self assessments for major conditions yielding personalized risk score based upon individual characteristics (e.g., gender, age, behavioral risks, heredity), along with customized recommendations for further education, treatment alternatives and a doctor report to share with the individual’s physician.

Feature	Description

Symptom Checker	An interface that allows users to select an area on the male or female body where symptoms are occurring to lead users to relevant educational information.
Health-E-Tools	Provides access to over 80 interactive calculators, quizzes and slide shows to assess or demonstrate health topics, including a target heart rate calculator, body mass index calculator, pregnancy calculator and ovulation calendar.
WebMD® Physician Finder	Allows consumers to search by physician or practice name, specialty, zip code and distance.
Managing Healthcare & Benefits	Offerings that educate users on issues surrounding choosing and using health plans and managing their healthcare from a financial and quality perspective. Other coverage topics, such as Medicare, are addressed and resources and tools are available to users.
WebMD Health Manager	WebMD Health Manager is an online direct-to- consumer subscription service featuring a personal health record (an application that assists consumers in gathering, storing, and sharing essential health data), secure message center, personal health risk assessments for overall health as well as 15 condition-specific assessments, doctor reports, medication summaries, health calendar with reminders and alerts, printable health emergency card, family member health record keeping, weight loss, fitness and smoking cessation programs, and fully personalized e-newsletter.

Membership; Online Communities.  We also provide interactive communication services to our registered members. For example, members can opt-in to receive e-newsletters on health-related topics or specific conditions and to access topic-specific events and online communities. Our online communities allow our members to participate in real-time discussions in chat rooms or on message boards, and allow them to share experiences and exchange information with other members who share common health conditions or concerns.

Feature	Description

WebMD Live Events	Offers scheduled live chat events, including audio and video Webcasts, with healthcare experts and celebrity guests discussing relevant health issues, with archives from each event added to our searchable database.
Member Communities	Provides access to over 50 online support communities allowing consumers to share experiences and exchange information with other members with the same health condition or concern. Users may access moderated chat rooms, message boards and posted member columns focused on chronic health conditions and relevant health topics.
e-Newsletters	Allows consumers to receive personalized e-mail newsletters on general health-related subjects and topics targeted to their particular health concerns. In 2005, we offered newsletters, clinical alerts and e-mail reports covering approximately 30 topic areas, which we delivered to approximately 11 million registered members.

Feature	Description

Expert Blogs	Online “journals” of healthcare professionals that we select in which they address some of the most common questions and misconceptions that they encounter in their daily practices.
“Ask an Expert”	A forum within which users can post their health questions for experts. Provides over five new events each week and contains an archive of approximately 800 transcripts.

There are no membership fees and no general usage charges for access to our online communities or to receive our e-newsletters. However, we do offer a limited number of consumer paid subscription services in the areas of diet and fertility and paid membership in WebMD Health Manager.

Recent Site Design and Infrastructure Initiatives.  During the second half of 2005, we began the first phase of a redesign of WebMD.com and the implementation of a new content management system. The benefits of these initiatives include: increasing the search engine optimization of our content; improving the navigation of the site for users; enhancing our search functionality; and enhancing and expanding advertising and revenue opportunities.

We have recently implemented the first upgrade phase of our WebMD Health Search product which is intended to deliver more relevant search results to our users and to increase the speed at which search results are delivered.

In the fourth quarter of 2005, we launched a redesigned and re-architected WebMD.com home page that improves user navigation of the site. In addition, we created new content features such as WebMD Daily, the Top 12 Health Topics list and a daily poll. Simultaneous with the redesign, and updated on an ongoing monthly basis, we redesigned and launched key navigational pages that aggregate traffic. We expect to launch redesigns of all site pages throughout 2006.

Relationship with AOL.  In May 2001, we entered into an agreement for a strategic alliance with the AOL division of Time Warner, Inc., which we refer to as AOL. The original term of the agreement was three years expiring May 9, 2004, and we have exercised our right to extend the original agreement for an additional three-year renewal term ending May 8, 2007. Under the agreement, we are the primary provider of healthcare content, tools and services on certain AOL properties and we distribute a co-branded interactive site to certain AOL properties. In the event of a change of control resulting in our company being controlled by a competitor of AOL, AOL has the right to terminate the agreement during the sixty (60) day period following such change of control.

We share with AOL certain revenue from advertising, commerce and programming on the health channels of the AOL properties and on the co-branded service created by us for AOL. We receive between 60% and 80% of revenue generated on the co-branded AOL sites that we program. AOL has guaranteed that we will receive a minimum of $12,000 during each year of the renewal term for our share of advertising revenue.

Included in the accompanying consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003 is revenue of $7,805, $7,242 and $5,087, respectively, which represents sales to third parties of advertising and sponsorship on the AOL health channels, primarily sold through our sales efforts. Also included in revenue during the period from May 2004 (inception of the renewal term) through December 31, 2004 and for the year ended December 31, 2005 is $3,754 and $5,951, respectively, which represents the shortfall from the prorated minimum guarantee related to each contract year discussed above.

Professional Portals in The WebMD Health Network

Introduction.  The Internet has become a primary source of information for physicians and other healthcare professionals, and is growing relative to other sources, such as conferences, meetings and offline journals. We believe that our professional portals, which include Medscape from WebMD, theheart.org and eMedicine, reach more physicians than any other professional Web sites. We believe we are well positioned to increase usage by existing and new members because we offer physicians and other healthcare professionals a broad range of current clinical information and resources across more than 30 medical specialties. We believe that Medscape from WebMD and our other professional portals should benefit from the general trend towards increased reliance on, and usage of, the Internet by physicians and other healthcare professionals.

We generate revenue from our professional portals by selling advertising and sponsorship programs primarily to companies that wish to target physicians and other healthcare professionals, and also through educational grants. Users of the professional portal do not pay any fees to us for the right to access any of our services.

Medscape from WebMD enables physicians and other healthcare professionals to stay abreast of the latest clinical information through access to resources that include:

•	timely medical news relating to a variety of specialty areas and coverage of professional meetings and conferences;

•	CME activities; and

•	full-text medical journal articles and drug and medical literature databases.

Content.  Original content includes daily medical news, commentary, conference coverage, expert columns and CME activities written by authors from widely respected academic institutions and edited and managed by our in-house editorial staff. We regularly produce in-depth interviews with medical experts and newsmakers, and provide alerts on critical clinical issues, including pharmaceutical recalls and product advisories. We also provide access to wire service stories and other news-related content and CME programs. We develop the majority of our content internally and supplement with third party content in areas such as drug information and full-text journal articles.

We also publish an original electronic-only journal, Medscape General Medicine (which we refer to as MedGenMed), indexed in the National Library of Medicine’s MEDLINE reference database. MedGenMed, the world’s first online-only, primary source, peer-reviewed general medical journal, was established in April 1999. Visitors to www.medgenmed.com also can access MedGenMed’s innovative Webcast Video Editorials as well as specialty content sections.

Membership.  Users must register to access the content and features of our professional portals. Registration by users enables us to deliver targeted medical content based on such users’ registration profiles. Our professional portals are generally organized by specialty and profession, and include sites for nurses, pharmacists, medical students, and members interested in medical policy and business of medicine topics. The registration process enables professional members to choose a home page tailored to their medical specialty or interest. We offer more than 30 specialty areas for our users. There are no membership fees and no general usage charges for our professional portals. Medscape members receive MedPulse®, our weekly e-mail newsletter, which is published in more than 30 specialty-specific editions and highlights new information and CME activities on the Medscape site.

Continuing Medical Education (CME).  We are the leading distributor of online CME to physicians and other healthcare professionals, offering a wide selection of free, regularly updated online CME activities designed to educate healthcare professionals about important diagnostic and therapeutic issues. Our CME programs include both original programs and third-party programs that we distribute on our professional sites. In addition, our CME Live offerings provide real-time Webcasts of CME programs on key topics and conditions. These live Webcasts combine streaming audio and slide presentations and allow participants to interact with faculty. Based on data published by the Accreditation Council for Continuing Medical Education (or ACCME), which oversees providers of CME credit and other applicable accreditation standards, Medscape provided approximately 67% of all CME programs completed online in 2004. In 2005, over 1.3 million physicians and other healthcare professionals completed continuing education programs (a majority of which were physician CME) on Medscape, an increase of 41% over 2004.

We have organized the operations of our professional portals to provide for appropriate separation of our education and promotion programs. Our educational activities for healthcare professionals are managed by

Medscape, LLC, our professional education subsidiary, including the activities of the CME unit of Conceptis, Crescendo Medical Education. Individuals who work on educational matters are not involved with promotional programs.

Our CME activities are planned and implemented in accordance with the Essential Areas and Policies of ACCME. In addition, some of our programs have been produced in collaboration with other ACCME-accredited CME providers. We received provisional ACCME accreditation as a CME provider in July 2002 and full accreditation, for the maximum six-year period, beginning in July 2004. Such accreditation allows Medscape to continue to certify online CME activities. In September 2004, ACCME revised its standards for commercial support of CME. The revised standards are intended to ensure that CME activities of ACCME-accredited providers are independent of providers of healthcare goods and services that fund the development of CME. ACCME required accredited providers to implement these standards by May 2005. We believe that we have modified our procedures as appropriate to meet the revised standards. In order for us to renew our accreditation at the end of July 2010, we will be required to demonstrate to ACCME that we continue to meet ACCME requirements. For more information relating to ACCME’s new CME standards, see “Government Regulation — Regulation of Drug and Medical Device Advertising and Promotion.”

Recent Public Portals Acquisitions

On December 2, 2005, we acquired the assets of and assumed certain liabilities of Conceptis, a Montreal-based provider of online and offline medical education and promotion aimed at physicians and other healthcare professionals, for $19.0 million in cash. Conceptis has developed a strong online presence in the cardiology community primarily through its flagship site, www.theheart.org. Through our acquisition of Conceptis, we now have the capability to conduct in-person CME and produce and capture live presentations and panel discussions of CME. See “Publishing and Other Services — Offline CME Services.” For additional information about this acquisition, see Note 5 to the Consolidated Financial Statements included in this Annual Report.

On January 17, 2006, we acquired eMedicine.com, Inc. (which we refer to as eMedicine), an online publisher of medical reference information for physicians and other healthcare professionals, for $25.5 million in cash. Thousands of physician authors and editors contribute to the eMedicine Clinical Knowledge Base, which contains articles on 7,000 diseases and disorders. The evidence-based content, updated regularly, provides the latest practice guidelines in 59 medical specialties. eMedicine’s consumer site, www.eMedicineHealth.com, contains articles written by physicians for consumers.

Advertising and Sponsorship

We believe that The WebMD Health Network offers an efficient means for advertisers and sponsors to reach a large audience of health-involved consumers, clinically-active physicians and other healthcare professionals. The WebMD Health Network enables advertisers and sponsors to reach either our entire audience or specific groups of consumers, physicians and other healthcare professionals based on their interests or specialties. Currently, the majority of our advertisers and sponsors are pharmaceutical, biotechnology or medical device firms or consumer products companies. These companies currently spend only a very small portion of their marketing and educational budgets on online media. However, we expect their online spending to increase as a result of increased recognition of its potential advantages over offline marketing and educational activities. The WebMD Health Network ran 570 branded or sponsored programs for its customers during 2005, 380 such programs during 2004 and 325 such programs during 2003.

We typically enter into contracts with advertisers and sponsors to develop customized marketing campaigns that go beyond traditional Internet advertising media. We work with our advertisers and sponsors to develop marketing programs that are appropriately customized to target health-involved consumers, physicians or healthcare professionals. Our agreements with customers for our public portal services are typically priced at an aggregate price that takes into account the overall scope of the services provided and variations based upon the amount of content, tools and features we supply as well as the degree of customization that we provide for the program. To a much lesser extent, we also sell advertising on a CPM (cost per thousand impressions) basis, where an advertiser can purchase a set amount of impressions (an impression is a single instance of an ad appearing on a Web page) on a cost per thousand basis.

Key benefits that The WebMD Health Network offers healthcare advertisers and other sponsors include:

•	we displayed over 2.3 billion pages of healthcare information to users visiting our sites in 2005, which we believe is a much larger number of pages than was published by any other sponsor supported health-oriented Web portal;

•	our ability to help advertisers and sponsors reach specific groups of consumers and physicians by specialty, product, disease, condition or wellness topic, which typically produces a more efficient and productive marketing campaign;

•	our ability to provide advertisers and other sponsors with objective measures of the effectiveness of their online marketing, such as activity levels within the sponsored content area; and

•	the broad reach of Medscape’s educational related activities for physicians and other healthcare professionals.

The contracts that we enter into with our advertisers and sponsors often include guarantees with respect to the number of visitors that visit the client sponsored-area, but do not generally include assurances with respect to the number of clicks or actions taken through such Web sites.

We provide healthcare advertisers and other sponsors with the means to communicate with targeted groups of consumers and physicians by offering placements and programs in the most relevant locations on our portals. The following are some of the types of placements and programs we offer to advertisers and sponsors:

•	Media Solutions. These are traditional online advertising solutions, such as banners, used to reach health-involved consumers. In addition, clients can sponsor a variety of condition-specific or specialty-specific e-newsletters, keyword searches and specific educational programs.

•	Sponsored Content Solutions. These are customized collections of articles, topics, and decision-support tools and applications, sponsored by clients and distributed within WebMD Health.

•	Patient Education Centers. Patient education centers are sponsored destinations on Medscape for physicians to access patient education materials on a particular topic or condition.

Our private portals do not generate revenue from advertising or sponsorship. See “— Private Portals” below.

We receive revenue for the creation and distribution of CME and other educational programs sponsored by pharmaceutical and medical device companies, as well as foundations and government agencies. The following are some of the CME products for which we receive funding:

•	Conference Coverage. Coverage of major medical conferences.

•	CME Circle. Third party CME activities, including symposia, monographs and CD-ROMs, which we distribute online.

•	CME Live. Original online events featuring live streaming video, audio and synchronized visual presentation by experts.

•	CME Cases. Original CME activities presented by healthcare professionals in a patient case format.

•	Resource Centers. Grant-based collections of content relating to conditions such as congestive heart failure or breast cancer. These centers include news, expert columns, guidelines and reference material.

Sales and Marketing

Our sales, marketing and account management personnel work with pharmaceutical, medical device, biotechnology and consumer products companies to place their advertisements and other sponsored products on our public portals and in some of our publications. These individuals work closely with clients and potential clients to develop innovative means of bringing their companies and their products and services to the attention of targeted groups of consumers and healthcare professionals, and to create channels of communication with these audiences.

We seek to attract traffic and new members to our consumer Web sites through a variety of methods to increase the awareness of our brand. We include a number of third party Web sites that we support as part of The WebMD Health Network. During 2005, third party sites accounted for approximately 12% of The WebMD Health Network’s aggregate page views. For all third party Web sites that are included in The WebMD Health Network, we control the content and sell the advertising on the portions of the sites that we program.

Under our agreement with News Corporation, the company that owns FoxNews, which runs through August 2010, we receive advertising services, principally on the News Corporation television and cable properties. Approximately $30 million of advertising services have been made available for the 12 months ending August 2005 and $12 million of advertising will be available in each of the next five contract years thereafter ending August 2010. We use this advertising for the purpose of building brand awareness and as a complement to our online programs.

Private Portals

Introduction

In response to increasing healthcare costs, employers and payers have been enhancing wellness programs, educating employees, changing benefit plan designs to increase deductibles, co-payments and other out-of-pocket costs and taking other steps to motivate their members and employees to use healthcare in a cost-effective manner. The new plan designs include high deductible health plans that increase consumer responsibility for healthcare costs and healthcare decision-making. These are often referred to as consumer-directed health plans. Consumer-directed health plans generally combine high deductible health insurance with a cash account, such as a health reimbursement arrangement (HRA) or a health savings account (HSA), containing pre-tax funds that employees can spend on covered healthcare expenses. The goal is to put employees in control of the first dollars they spend on healthcare each year and give them pertinent information about healthcare costs and quality, so that they are able to make financially responsible and informed healthcare purchasing decisions.

In connection with the shift to employees of a greater portion of decision-making and responsibility for healthcare costs, employers and health plans generally also make available health and benefits information and decision-support tools to educate and help their employees make informed decisions about treatment options, health risks and healthcare providers. We believe that our WebMD Health and Benefits Manager private portals provide the tools and information employees and plan members need to take a more active role in their healthcare. Our cost-effective, online solutions complement the employer’s or payer’s existing benefit-related services and offline educational efforts. As part of this increase in the use of information technology in healthcare on the part of employees and plan members, employers and plans have recognized that the creation of the personal health record for an employee or plan member is an important application to centralize the employee or plan member experience in order to achieve the objectives of improved quality and lower cost of care. We believe that our WebMD Health and Benefits Manager tools, including our personal health record application, are well positioned to play a role in such efforts. By making the needed information and decision-support tools available through a convenient and easy-to-use online service, employers and payers can help their employees and members make choices that reduce both administrative and benefits costs. A 2005 study commissioned by the Blue Cross and Blue Shield Association and conducted by the RAND Corporation concluded that Web-based treatment decision-support tools can play an important role in assisting in consumer treatment decisions to foster improved outcomes. For example, RAND cited studies that showed consumers who use decision-support tools are less likely to choose elective surgery in favor of less invasive procedures and are more likely to get preventive care.

For the reasons described above, we believe that the increased shift to employees of a greater share of decision-making and responsibility for health care costs, including increased enrollment in high deductible consumer-directed health plans and increased use of information technology (including personal health records) to assist employees in making informed decisions about healthcare, will be a significant driver for the growth of our private portals during the next several years. In addition, as described in more detail below, we believe that there are benefits to employers and health plans, regardless of health plan design considerations, in making the WebMD Health and Benefits Manager services available to their employees and members, including reduced benefits administration costs, communication and customer service costs, as well as more efficient coordination of messaging through the use of integrated employee or member profiles and an increase in appropriate utilization of third party services like disease management, health coaching or pharmacy benefit management.

Membership for each of our private portals is limited to the employees and members of the respective employer and health plan clients. Each member must initially register on the private portal provided to them, at which point they are given a unique user identification name and passcode that they must utilize to achieve a secure sign-on each time they enter the private portal.

The WebMD Health and Benefits Manager

We provide proprietary health and benefit management services through private online portals that we host for employers and health plan sponsors. Our WebMD Health and Benefits Manager private portals provide a personalized user experience by integrating individual user data (including personal health information) and plan-specific data from our employer or health plan client, with much of the content, decision-support technology and personal communication services we make available through our public portals. Our applications are typically accessed through a client’s Web site or intranet and provide secure access for employees and plan members. We also offer a software platform that allows us to seamlessly integrate third party applications and data. The portal is presented to each employee or health plan member as a personal home page, with direct access to relevant content, tools and other resources specific to the individual’s eligibility, coverage and health profile. The WebMD Health and Benefits Manager provides a user-friendly experience that enables the employee or member to access and manage the individually tailored health and benefits information and decision-support technology in one place, with a common look and feel, and with a single sign-on. The components of the WebMD Health and Benefits Manager include:

•	WebMD Personal Health Manager. WebMD Personal Health Manager includes health risk assessment tools, an electronic personal health record and a suite of treatment decision-support applications. These services enable employees and plan members to understand their risks with regard to specific conditions and store this information as well as other medical data, including medication and treatment history, in an electronic health record. Our services enable employees and plan members to receive targeted information, programs or messages specific to the individual employee’s or plan member’s needs, based upon the information they store in their master profile.

•	WebMD Benefit Manager. WebMD Benefit Manager is a set of benefit decision-support applications that explain and provide comparisons of health plan benefit choices, facilitating informed selection and use of the employee’s benefit options. For example, CostCompare allows an employee to forecast and model individual premium and out-of-pocket costs for the different types of benefit programs the plan sponsor may offer. A newly developed product, The Cost Estimator, will provide a yearlong resource for consumers to estimate the total treatment costs of over 300 procedures, interventions or tests.

•	WebMD Integration Services. WebMD offers a set of sophisticated integration services that facilitates seamless access from the WebMD Health and Benefits Manager to third party Web sites. This functionality allows employers and health plans to present their benefit programs within a single, unified interface, enabling end-users to access third party Web sites without leaving our secure portals. Users of our application integration services are able to, among other things, view medical claims at their health plan sites, re-order medication from a pharmacy site and import medical, pharmacy and lab claims data. In addition, our Data Interchange services import data from medical, pharmacy and lab claims information into the WebMD Health and Benefits Manager.

•	WebMD Provider Decision-Support. As a result of our acquisition of HealthShare Technology, Inc. (or HealthShare) in March 2005, our decision-support suite now provides the capability for employees and health plan members to compare relative cost and quality measures of hospitals in order to select the hospital they believe is most suited to their individual needs. These comparisons are based on evidence-based measures, such as volume of patients treated for particular illnesses or procedures, mortality rates, unfavorable outcomes for specific problems, average number of days patients stayed in hospitals and average hospital charges for procedures or illnesses.

•	WebMD Site Manager. WebMD Site Manager is our online service and administrative suite of applications that enables our clients to manage many of the WebMD Health and Benefits Manager functions locally without assistance from WebMD staff. With Site Manager, employers and health plans are able to analyze aggregate health data, address population health risks more effectively and proactively implement preventive programs. Site Manager’s messaging capabilities also allow employers to streamline their communication with their employees.

We believe that our services provide the following potential benefits to an employer or health plan:

•	reduced benefits administration, communication, and customer service costs;

•	more efficient coordination of messaging through the use of integrated member profiles;

•	increased tax savings through increased employee participation in Flexible Spending Accounts or HSAs;

•	reduced hospital, physician and drug costs through more informed utilization of the benefit plan;

•	increased enrollment in health management programs including disease management or health coaching;

•	increased member satisfaction with the employer and the benefit plan; and

•	increased conformance with benefit plan and clinical protocols.

In addition, we believe that our services provide the following potential benefits to employees or plan members:

•	increased tax savings through increased participation in Flexible Spending Accounts;

•	reduced benefit costs through more informed choice of benefit plan options and more informed use of the chosen benefit plan;

•	improved health outcomes through more informed choice of providers and treatment choices; and

•	improved understanding and management of health conditions through access to support tools and educational information.

Relationships with Private Portal Licensees

We generate revenue from our private portals through licensing content and technology to employers and to health plans either directly or through our distributors. Companies utilizing our private portal applications include employers, such as American Airlines, Inc., Microsoft Corporation, PepsiCo, Inc. International Business Machines Corporation and EMC Corporation, and health plans, such as Cigna, Empire Blue Cross and Blue Shield and Horizon Blue Cross and Blue Shield. In addition, we have entered into a multi-year agreement to license our online health and benefits platform to Wellpoint, Inc., the largest publicly traded commercial health and benefits company in terms of membership. Under this agreement, Wellpoint is integrating our private portal services into its member portals.

A typical contract for a private portal license provides for a multi-year term. The pricing of these contracts is generally based on several factors, including the complexity involved in installing and integrating our private portal platform, the number of our private portal tools and applications, the services being provided, the degree of customization of the services involved and the anticipated number of employees or members covered by such license. Our private portals are not part of The WebMD Health Network and do not involve advertising or sponsorship by third parties; we do not include private portal users or page views when we measure The WebMD Health Network’s traffic volume.

Relationship with Fidelity Human Resources Services Company LLC

In February 2004, we entered into a relationship with Fidelity Human Resources Services Company LLC, or FHRS, a provider of human resources and benefits outsourcing administration services. Pursuant to the agreement, FHRS serves as a distributor of our private portal services, and in connection therewith, FHRS integrates our products with FHRS’s products to offer employer customers of FHRS an integrated solution through FHRS’s NetBenefits® Web site. FHRS’s integrated solutions provide employees with employer-provided health plan information and our personal health management tools allow employees to access a personalized view of their health care options so that they can make more informed healthcare decisions.

Pursuant to the agreement, we have agreed to cooperate in marketing and selling to clients that are purchasing FHRS’s health and welfare benefits outsourcing services. For those clients, the NetBenefits site is marketed as the preferred delivery mechanism for the WebMD private portal applications. However, a client always retains the right to contract directly with us, and we are permitted to provide our services directly to a client if a client so requests. Under our agreement with FHRS, FHRS has retained the right to terminate the distribution of the WebMD private portal tools to an individual client at any time.

The initial term of the agreement runs through August 31, 2007, and FHRS has the right to renew the agreement for additional terms of one year after the initial term (not to exceed four (4) one-year renewal terms). FHRS has agreed to certain minimum levels of employees to be covered under the agreement. FHRS is an affiliate of FMR Corp, which reported beneficial ownership of approximately 2.7% of our common stock at December 31, 2005, and 15.5% and 10.8% of Emdeon’s common stock at December 31, 2005 and December 31, 2004, respectively.

Sales and Marketing

We market our private online portals to employers and health plans through a dedicated sales, marketing and account management team and through relationships with employee benefits consultants, distributors and other companies that assist employers in purchasing or managing employee benefits, including FHRS. See “— Relationship with Fidelity Human Resources Services Company LLC” above for more information regarding our relationship with FHRS.

Technological Infrastructure

Our Internet-based services are delivered through Web sites designed to address the healthcare information needs of consumers and healthcare professionals with easy-to-use interfaces, search functions and navigation capabilities. We use customized content management and publishing technology to develop, edit, publish, manage, and organize the content for our Web sites. We use ad-serving technology to store, manage and serve online advertisements in a contextually relevant manner to the extent possible. We also use specialized software for delivering personalized content through the WebMD Health and Benefits Manager and, for registered members, through our public Web sites. We have invested and intend to continue to invest in software and systems that allow us to meets the demands of our users and sponsors. Our development and engineering expense totaled $5.8 million in 2005, $4.5 million in 2004, and $4.8 million in 2003.

Continued development of our technological infrastructure is critical to our success. Our development teams work closely with marketing and account management employees to create content management capabilities, interactive tools and other applications for use across all of our portals. The goal of our current and planned investments is to further develop our content and technology platform serving various end-users, including consumers and physicians, and to create innovative services that provide value for healthcare advertisers, employers, payers, and other sponsors. See “Our Public Portals: The WebMD Health Network — Consumer Portals in The WebMD Health Network — Recent Site Design and Infrastructure Initiatives” above and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” below.

User Privacy and Trust

General.  We have adopted internal policies and practices relating to, among other things, content standards and user privacy, designed to foster our relationships with our users. Some of those policies are described below. In addition, we participate in the following external, independent verification programs:

•	URAC. We were awarded e-Health accreditation from URAC, an independent accrediting body that has reviewed and approved the WebMD.com site and our private portal deployment of WebMD Health Personal Manager for compliance with its more than 50 quality and ethics standards.

•	TRUSTe. We are a licensee of the TRUSTe Privacy Program. TRUSTe is an independent, non-profit organization whose goal is to build users’ trust and confidence in the Internet. In January 2005, a panel of privacy experts, sponsored by TRUSTe, ranked us among the ten most trusted companies in America for privacy.

•	Health on the Net Foundation. Our WebMD.com and MedicineNet.com sites comply with the principles of the HON Code of Conduct established by the Health on the Net Foundation.

Privacy Policies.  We understand how important the privacy of personal information is to our users. Our Privacy Policies are posted on our Web sites and inform users regarding the information we collect about them and about their use of our portals and our services. Our Privacy Policies also explain the choices users have about how their personal information is used and how we protect that information.

Advertising and Promotion Policies.  We have sole discretion for determining the types of advertising that we accept on our Web sites. All advertisements, sponsorships and promotions that appear on our Web sites must comply with our advertising and promotions policies. We do not accept advertising that, in our opinion, is not factually accurate or is not in good taste. We also recognize and maintain a distinct separation between advertising content that appears on our Web sites and editorial content that we publish. We believe that we take appropriate steps to ensure that our users can easily distinguish between sponsored content and our news reporting and other editorial content.

PUBLISHING AND OTHER SERVICES

Offline Publications

Our offline publications for consumers, physicians and other healthcare professionals include:

The Little Blue Book.  In 2003, we acquired The Little Blue Book. The Little Blue Book is a physician directory published annually in 146 distinct geographic editions, and contains practice information on an aggregate of approximately 412,000 physicians. Physicians utilize The Little Blue Book for local and up-to-date physician, pharmacy and hospital contact information. Physicians are listed free of charge in their local area edition, along with their specialties, HMO affiliations, office addresses and telephone numbers. We also use the information used to produce The Little Blue Book to generate both online and offline directory and information products.

Reference Publications.  We publish medical reference publications, including ACP Medicine and ACS Surgery: Principles and Practice. ACP Medicine and ACS Surgery are official publications of the American College of Physicians and the American College of Surgeons, respectively, although we wholly own the rights to each of these publications. They are available for sale by subscription to individual physicians and to institutions in multiple formats (print, CD-ROM and Online). ACP Medicine has been a comprehensive and regularly updated internal medicine reference for over 27 years.

WebMD the Magazine.  We launched WebMD the Magazine in April 2005 with an initial distribution of 1,000,000 copies. WebMD the Magazine is a full size, consumer publication delivered free of charge to approximately 85% of physicians’ offices in the United States. The editorial format of WebMD the Magazine is specifically designed for the physician’s waiting room. Its editorial features and highly interactive format of assessments, quizzes and questions are designed to inform consumers about important health and wellness topics. Its distribution allows sponsors to extend their advertising’s reach and to deliver their message when consumers are actively engaged in the healthcare process, and allows us to extend our brand into offline channels and attract incremental advertising dollars.

Offline CME Services

As a result of our acquisition of the assets of Conceptis in December 2005, we now have the capability to conduct in-person CME.

Sales and Marketing

We market The Little Blue Book through a team of third party marketers, as well as WebMD Health sales persons. In addition, we also market WebMD the Magazine through a team of third party marketers.

COMPETITION

The markets we participate in are intensely competitive, continually evolving and, in some cases, subject to rapid change. Some of our competitors have greater financial, technical, marketing and other resources than we do and some are better known than we are. We cannot provide assurance that we will be able to compete successfully against these organizations. We also compete, in some cases, with joint ventures or other alliances formed by two or more of our competitors or by our competitors with other third parties. Since there are no substantial barriers to entry into the markets in which we participate, we expect that additional competitors will continue to enter these markets.

Public Portals

Our public portals face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. We compete with online services and Web sites that provide health-related information, including both commercial sites and not-for-profit sites. These competitors include Web sites like yahoo.com, msn.com and About.com that provide general purpose consumer online services and portals and other high-traffic Web sites that include healthcare-related and non-healthcare-related content and services. Our competitors also include more specialized providers of online services, tools and applications for healthcare consumers, such as iVillage.com, DrKoop.com and drugs.com. Our competitors that provide services, tools and applications to physicians include merkmedicus.com, uptodate.com and mdconsult.com. We also face competition from governmental and non-profit sites, such as NIH.gov and CDC.gov.

Other competitors for advertising and sponsorship revenue include:

•	publishers and distributors of traditional offline media, including television and magazines targeted to consumers, as well as print journals and other specialized media targeted to healthcare professionals, many of which have established or may establish their own Web sites or partner with other Web sites;

•	offline medical conferences, CME programs and symposia; and

•	vendors of healthcare information, products and services distributed through other means, including direct sales, mail and fax messaging.

We may, in the future, also face competition for advertising and sponsorship revenue from companies that currently carry our content, including AOL.

Competitors for the attention of healthcare professionals and consumers include:

•	the competitors for advertisers and sponsors described above; and

•	public sector, non-profit and other Web sites that provide healthcare information without advertising or sponsorships from third parties.

Private Portals

Our private portals compete with various providers and vendors in the licensing of content and in the sale of decision-support services and tools. Our competitors in this market include:

•	providers of decision-support tools, such as Hewitt Associates LLP and Subimo, LLC;

•	wellness and disease management vendors, including Mayo Foundation for Medical Education and Research and Staywell Productions/MediMedia USA, Inc.;

•	suppliers of online health management applications, including HealthMedia, Health A-Z and Consumer Health Interactive; and

•	health information services and health management offerings of health plans and their affiliates, including those of Humana, Aetna and United Healthcare.

Offline Publications

Our offline publications compete with numerous other online and offline sources of healthcare information, including traditional medical reference publications, print journals and other specialized publications targeted to physicians, some of which have a more complete range of titles and better access to traditional distribution channels than we have.

OTHER INFORMATION

Employees

As of December 31, 2005, we had approximately 720 employees. Since our initial public offering, we have continued to be dependent on Emdeon to provide us with services for our business pursuant to the Services Agreement we entered into with Emdeon in September 2005. We expect that we would have to hire additional employees in order to provide all such services internally.

Intellectual Property

We rely upon a combination of patent, trade secret, copyright and trademark laws, license agreements, confidentiality procedures, employee and client nondisclosure agreements and technical measures to protect the intellectual property used in our business.

We use trademarks, trade names and service marks for healthcare information services and technology solutions, including WebMD®, WebMD Health®, Medscape®, CME Circle®, The Little Blue Booktm, MedicineNet®, Theheart.org®, eMedicine®, RxList® and Select Quality Care®. We also use other registered and unregistered trademarks and service marks for our various products and services. In addition to our trademark registrations and applications, we have registered the domain names that either are or may be relevant to conducting our business names, including “webmd.com,” “my.webmd.com” and “medscape.com.” We also rely on a variety of intellectual property rights that we license from third parties, including our Internet server software, and healthcare content used on our Web sites. In addition, the American College of Physicians permits WebMD to use the ACP name in the title of ACP Medicine and the American College of Surgeons permits WebMD to use the name ACS in the title of ACS Surgery: Principles and Practice. Our right to use the name ACP expires in January 2009 and our right to use the name ACS expires in August 2008. We hold all rights to the trademarks, trade names and service marks we use.

Seasonality

For a discussion of seasonality affecting our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality.”

GOVERNMENT REGULATION

Introduction

General.  This section of the Annual Report contains a description of laws and regulations applicable to us, either directly or through their effect on our healthcare industry customers. Both existing and future laws and regulations affecting the healthcare, information technology and Internet industries could create unexpected liabilities for us, could cause us to incur additional costs and could restrict our operations. Many of the laws that affect us, and particularly those applying to healthcare, are very complex and may be subject to varying interpretations by courts and other governmental authorities. Our failure, or the failure of our business partners, to accurately anticipate the application of these laws and regulations, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our businesses.

Healthcare Regulation.  Most of our revenue flows either directly from the healthcare industry or from other sources that could be affected by changes affecting healthcare spending. The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. These factors affect the purchasing practices and operations of healthcare organizations as well as the behavior and attitudes of consumers. Federal and state legislatures and agencies periodically consider programs to reform or revise aspects of the United States’ healthcare system. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our products and services. We are unable to predict future proposals with any certainty or to predict the effect they would have on our businesses.

Many healthcare laws are complex, and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services that we provide. However, these laws and regulations may nonetheless be applied to our products and services.

Other Regulation.  This section of the Annual Report also contains a description of other laws and regulations, including general consumer protection laws and Internet-related laws that affect some of our businesses. Laws and regulations have been adopted, and may be adopted in the future, that address Internet-related issues, including online content, privacy, online marketing, unsolicited commercial e-mail, taxation, pricing, and quality of products and services. Some of these laws and regulations, particularly those that relate specifically to the Internet, were adopted relatively recently, and their scope and application may still be subject to uncertainties. Interpretations of these laws, as well as any new or revised law or regulation, could decrease demand for our services, increase our cost of doing business, or otherwise cause our business to suffer.

Regulation of Drug and Medical Device Advertising and Promotion

The FDA and the FTC regulate the form, content and dissemination of labeling, advertising and promotional materials prepared by, or for, pharmaceutical or medical device companies, including direct-to-consumer (or DTC) prescription drug and medical device advertising. The FTC regulates over-the-counter drug advertising and, in some cases, medical device advertising. Generally, based on FDA requirements, regulated companies must limit advertising and promotional materials to discussions of FDA-approved uses and claims. In limited circumstances, regulated companies may disseminate certain non-promotional scientific information regarding product uses or claims not yet approved by the FDA.

Information that promotes the use of pharmaceutical products or medical devices that is put on our Web sites is subject to the full array of the FDA and FTC requirements and enforcement actions and information regarding other products and services is subject to FTC requirements. Areas of our Web sites that could be the primary focus of the FDA and FTC include pages and programs that discuss use of an FDA-regulated product or that the regulators believe may lack editorial independence from the influence of sponsoring pharmaceutical or medical device companies. Our television broadcast advertisements may also be subject to FTC regulation and FDA regulation depending on the content. The FDA and the FTC place the principal burden of compliance with advertising and promotional regulations on advertisers and sponsors to make truthful, substantiated claims. If the FDA or the FTC finds that any information on our Web site violates FDA or FTC regulations, they may take regulatory or judicial action against us or the advertiser or sponsor of that information. State attorneys general may also take similar action based on their state’s consumer protection statutes.

Drug Advertising.  The Federal Food, Drug, and Cosmetic Act, or FDC Act, requires that prescription drugs (including biological products) be approved for a specific medical indication by the FDA prior to marketing. It is a violation of the FDC Act and of FDA regulations to market, advertise or otherwise commercialize such products prior to approval. The FDA does allow for preapproval exchange of scientific information, provided it is nonpromotional in nature and does not draw conclusions regarding the ultimate safety or effectiveness of the unapproved drug. Upon approval, the FDA’s regulatory authority extends to the labeling and advertising of prescription drugs offered in interstate commerce. Such products may only be promoted and advertised for approved indications. In addition, the labeling and advertising can be neither false nor misleading, and must present all material information, including risk information, in a balanced manner. Labeling and advertising that violate these legal standards are subject to FDA enforcement action.

The FDA regulates the safety, effectiveness, and labeling of over-the-counter drugs, or OTC drugs, under the FDC Act either through specific product approvals or through regulations that define approved claims for specific categories of such products. The FTC regulates the advertising of OTC drugs under the section of the Federal Trade Commission Act that prohibits unfair or deceptive trade practices. Together, the FDA and FTC regulatory framework requires that OTC drugs be formulated and labeled in accordance with FDA approvals or regulations and promoted in a manner that is truthful, adequately substantiated, and consistent with the labeled uses. OTC drugs that do not meet these requirements are subject to FDA or FTC enforcement action depending on the nature of the violation. In addition, state attorneys general can also bring enforcement actions for alleged unfair or deceptive advertising.

There are several administrative, civil and criminal sanctions available to the FDA for violations of the FDC Act or FDA regulations as they relate to labeling and advertising. Administrative sanctions may include a written request that violative advertising or promotion cease and/or that corrective action be taken, such as requiring a company to provide to healthcare providers and/or consumers information to correct misinformation previously conveyed. In addition, the FDA may use publicity, such as press releases, to warn the public about false and misleading information concerning a drug or medical device product. More serious civil sanctions include seizures, injunctions and consent decrees. Such measures could prevent a company from introducing or maintaining its product in the marketplace. Criminal penalties for severe violations can result in a prison term and/or substantial fines. State attorneys general have similar investigative tools and sanctions available to them as well. The National Association of Attorneys General has formed a Prescription Drug Task Force that has been active in addressing issues related to prescription drugs.

Any increase in FDA regulation of the Internet or other media for DTC advertisements of prescription drugs could make it more difficult for us to obtain advertising and sponsorship revenue. In the last 15 years, the FDA has gradually relaxed its formerly restrictive policies on DTC advertising of prescription drugs. Companies can now advertise prescription drugs to consumers in any medium provided that they satisfy FDA requirements. However, legislators, physician groups and others have criticized the FDA’s current policies, and have called for restrictions on advertising of prescription drugs to consumers and increased FDA enforcement. These critics point to both public health concerns and to the laws of many other countries that make DTC advertising of prescription drugs a criminal offense. Scrutiny of DTC advertising increased after Vioxx® was withdrawn from the market due to potential safety concerns in September 2004. Industry trade groups, such as the Pharmaceuticals Research and Manufacturers of America, have implemented voluntary guidelines for DTC advertising in response to public concerns. The FDA has been actively considering revisions to its DTC advertising policy. In November 2005, it hosted a two-day public meeting to solicit input on the impact of DTC advertising on the public health and, as recently as January 2006, announced that it will propose a study on the impact of price incentives, such as coupons, in DTC advertising. Congress has also shown interest in the issue. Despite recent industry efforts to address the issue, there is a reasonable possibility that Congress, the FDA or the FTC may alter its present policies on DTC advertising of prescription drugs or medical devices in a material way. We cannot predict what effect any such changes would have on our business.

Continuing Medical Education.  Activities and information provided in the context of a medical or scientific educational program, including CME, are not regulated by the FDA if they are non-promotional. The FDA does, however, evaluate such activities to determine whether they are independent of the promotional influence of the drug or medical device sponsor or whether they are promotional activities subject to the FDA’s advertising and labeling requirements. To determine whether a company’s activities are sufficiently independent, the FDA looks at a number of factors related to the planning, content, speakers and audience selection of such activities. To the extent that the FDA concludes that such activities are not independent from a manufacturer, such content must fully comply with the FDA’s requirements. If the FDA or other regulatory agency finds that an educational program violates the applicable requirements, we may face regulatory action or the loss of accreditation.

During the past several years, educational programs directed toward physicians, including CME, have been subject to increased scrutiny to ensure that sponsors do not influence or control the content of the program. In response to governmental and industry initiatives, pharmaceutical companies have been developing and implementing internal controls and procedures that promote adherence to applicable regulations and requirements. In implementing these controls and procedures, different clients may interpret the regulations and requirements differently and may implement procedures or requirements that vary from client to client. These controls and procedures:

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

Medical Professional Regulation

The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine, which is referred to as the prohibition against the corporate practice of medicine. We do not believe that we engage in the practice of medicine, and we have attempted to structure our Web site, strategic relationships and other operations to avoid violating these state licensing and professional practice laws. We do not believe that we provide professional medical advice, diagnosis or treatment. We employ and contract with physicians who provide only medical information to consumers, and we have no intention to provide medical care or advice. A state, however, may determine that some portion of our business violates these laws and may seek to have us discontinue those portions or subject us to penalties or licensure requirements. Any determination that we are a healthcare provider and acted improperly as a healthcare provider may result in liability to us. Many states regulate the ability of medical professionals to advertise or maintain referral services. We do not represent that a physician’s use of our Web site will comply with these or other state laws regulating professional practice. It is possible a state or a court may determine we are responsible for any non-compliance with these laws, which could affect our ability to offer this service to our customers.

Anti-Kickback Laws

There are federal and state laws that govern patient referrals, physician financial relationships and inducements to healthcare providers and patients. The federal healthcare program’s anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. These laws are applicable to manufacturers and distributors and, therefore, may restrict how we and some of our customers market products to healthcare providers. Also, in 2002, the Office of the Inspector General (or OIG) of the United States Department of Health and Human Services (or HHS), the federal government agency responsible for interpreting the federal anti-kickback law, issued an advisory opinion that concluded that the sale of advertising and sponsorships to healthcare providers and vendors by Web-based information services implicates the federal anti-kickback law. However, the advisory opinion suggests that enforcement action will not result if the fees paid represent fair market value for the advertising/sponsorship arrangements, the fees do not vary based on the volume or value of business generated by the advertising and the advertising/sponsorship relationships are clearly identified as such to users. We carefully review our practices with regulatory experts in an effort to ensure that we comply with all applicable laws. However, the laws in this area are both broad and vague, and it is often difficult or impossible to determine precisely how the laws will be applied, particularly to new services. Penalties for violating the federal anti-kickback law include imprisonment, fines and exclusion from participating, directly or indirectly, in Medicare, Medicaid and other federal healthcare programs. Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate some portions of our business and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our practices could cause us adverse publicity and be costly for us to respond to.

HIPAA Privacy Standards

The Privacy Standards under the Health Insurance Portability and Accountability Act of 1996 (or HIPAA) establish a set of basic national privacy standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses, healthcare providers and their business associates. The Privacy Standards do not apply directly to us. However, portions of our business such as those managing employee or plan member health information for employers or health plans, are bound by certain contracts and agreements to use and disclose protected health information in a manner consistent with the Privacy Standards. Only covered entities are subject to potential civil and criminal liability under the Privacy Standards. However, depending on the facts and circumstances, we could be subject to criminal liability for aiding and abetting or conspiring with a covered entity to violate the Privacy Standards. We cannot assure you that we will adequately address the risks created by the Privacy Standards or that we will be able to take advantage of any resulting opportunities. In addition, we are unable to predict what changes to the Privacy Standards might be made in the future or how those changes could affect our business.

Other Restrictions Regarding Confidentiality and Privacy of Patient Information

In addition to HIPAA, numerous other state and federal laws govern the collection, dissemination, use, access to and confidentiality of patient health information. In addition, some states are considering new laws and regulations that further protect the privacy and confidentiality of medical records or medical information. In many cases, these state laws are not preempted by the HIPAA Privacy Standards and may be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our customers and strategic partners. These laws at a state or federal level, or new interpretations of these laws, could create liability for us, could impose additional operational requirements on our business, could affect the manner in which we use and transmit patient information and could increase our cost of doing business. In addition, parties may also have contractual rights that provide additional limits on our collection, dissemination, use, access to and confidentiality of patient health information. Claims of violations of privacy rights or contractual breaches, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

International Data Regulation

Our public portals are not directed to non-U.S. users. Nearly all of the users of our private portals are U.S. employees or plan members. As a result, we do not believe that we currently conduct our business in a manner that subjects us to international data regulation in any material respect. However, other countries also have, or are developing, their own laws governing the collection, use, storage and dissemination of personal information or patient data. Those governments may attempt to apply such laws extraterritorially or through treaties or other arrangements with U.S. governmental entities. We might unintentionally violate such laws, such laws may be modified, and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) or the failure to accurately anticipate the application or interpretation of these laws could create liability to us, result in adverse publicity and negatively affect our businesses, impose additional operational requirements or restrictions on our business, affect the manner in which we use or transmit data and increase our cost of doing business.

Consumer Protection Regulation

General.  Advertising and promotional activities presented to visitors on our Web sites are subject to federal and state consumer protection laws which regulate unfair and deceptive practices. We are also subject to various other federal and state consumer protection laws, including the ones described below.

CAN-SPAM Act.  On January 1, 2004, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, became effective. The CAN-SPAM Act regulates commercial emails, provides a right on the part of the recipient to request the sender to stop sending messages, and establishes penalties for the sending of email messages which are intended to deceive the recipient as to source or content. Under the CAN-SPAM Act, senders of commercial emails (and other persons who initiate those emails) are required to make sure that those emails do not contain false or misleading transmission information. Commercial emails are required to include a valid return email address and other subject heading information so that the sender and the Internet location from which the message has been sent are accurately identified. Recipients must be furnished with an electronic method of informing the sender of the recipient’s decision to not receive further commercial emails. In addition, the email must include a postal address of the sender and notice that the email is an advertisement. The CAN-SPAM Act may apply to the e-newsletters that our public portals distribute to members and to some of our other commercial email communications. However, there may be additional FTC regulations indicating that our e-newsletters are outside the scope of the CAN-SPAM Act. At this time, we are applying the CAN-SPAM requirements to these email communications, and believe that our email practices comply with the requirements of the CAN-SPAM Act. Many states have also enacted anti-spam laws. The CAN-SPAM Act preempts many of these statutes. To the extent that these laws are not preempted, we believe that our email practices comply with these laws.

Regulation of Advertisements Sent by Fax.  Section 227 of the Communications Act, which codifies the provisions of the Telephone Consumer Protection Act of 1991 (or TCPA), prohibits the transmission of an “unsolicited advertisement” via facsimile to a third party without the consent of that third party. An “unsolicited advertisement” is defined broadly to include any material advertising the commercial availability or quality of any property, goods or services. In 2005, the Junk Fax Prevention Act (or JFPA) was signed into law, which codified a previous interpretation of the TCPA by the Federal Communications Commission (or FCC) that a commercial fax is not “unsolicited” if the transmitting entity has an “established business relationship,” as defined by the JFPA and applicable FCC regulations, with the recipient. The FCC has initiated a proceeding to incorporate the terms of the JFPA into its rules and to implement the JFPA’s other provisions, which include certain disclosure and opt-out requirements. The FCC is expected to issue its final rules by April 5, 2006.

States from time to time have enacted, or have attempted to enact, their own requirements pertaining to the transmission of commercial faxes. To the extent these state requirements have conflicted with federal requirements, they have to date been successfully challenged. California recently attempted to enact a more restrictive fax advertising law. The law would require that interstate and intrastate facsimile senders obtain express written permission from a recipient before sending an unsolicited advertisement via fax to any person or business, regardless of whether the fax recipient is an existing customer. A federal court has determined, however, that California cannot impose such a requirement on interstate fax transmissions, and has stayed the enactment of this law pending further deliberations on its application to intrastate fax transmissions.

We cannot predict the outcome of the FCC’s rulemaking proceeding or the extent to which California or other states may successfully enact more restrictive commercial fax laws in the future. We transmit commercial faxes to physician office practices in connection with our Little Blue Book business, and we intend to comply with all applicable federal and state requirements governing the transmission of such faxes.

COPPA.  The Children’s Online Privacy Protection Act, or COPPA, applies to operators of commercial Web sites and online services directed to U.S. children under the age of 13 that collect personal information from children, and to operators of general audience sites with actual knowledge that they are collecting information from U.S. children under the age of 13. Our sites are not directed at children and our general audience site, WebMD Health, states that no one under the applicable age is entitled to use the site. In addition, we employ a kick-out procedure whereby anyone identifying themselves as being under the age of 13 during the registration process is not allowed to register for the site’s member only services, such as message boards and live chat events. COPPA, however, can be applied broadly and is subject to interpretation by courts and other governmental authorities. The failure to accurately anticipate the application or interpretation of this law could create liability for us, result in adverse publicity and negatively affect our business.

Regulation of Contests and Sweepstakes.  We conduct contests and sweepstakes in some of our marketing channels. The federal Deceptive Mail Prevention and Enforcement Act and some state prize, gift or sweepstakes statutes may apply to these promotions. We believe that we are in compliance with any applicable law or regulation when we run these promotions.

FACTA.  In an effort to reduce the risk of identity theft from the improper disposal of consumer information, Congress recently passed the Fair and Accurate Credit Transactions Act (or FACTA) which requires businesses to take reasonable measures to prevent unauthorized access to such information. FACTA’s disposal standards are flexible and allows businesses discretion in determining what measures are reasonable based upon the sensitivity of the information, the costs and benefits of different disposal methods and relevant changes in technology. We believe that we are in compliance with FACTA.

Data Protection Regulation.  With the recent increase in publicity regarding data breaches resulting in improper dissemination of consumer information, many states have passed laws regulating the actions that a business must take if it experiences a data breach, such as prompt disclosure to affected customers. Generally, these laws are limited to electronic data and make some exemptions for smaller breaches. Congress has also been considering similar federal legislation relating to data breaches. The FTC has also prosecuted some data breach cases as unfair or deceptive acts or practices under the Federal Trade Commission Act. We intend to continue to comprehensively protect all consumer data and to comply with all applicable laws regarding the protection of this data.

Other Consumer Protection Regulation.  The FTC and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of Web site content, comply with certain standards for notice, choice, security and access. Courts may also adopt these developing standards. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities. We believe that we are in compliance with these consumer protection standards, but a determination by a state or federal agency or court that any of our practices do not meet these standards could result in liability and adversely affect our business. New interpretations of these standards could also require us to incur additional costs and restrict our business operations.

Item 1A.  Risk Factors

This section describes circumstances or events that could have a negative effect on our financial results or operations or that could change, for the worse, existing trends in some or all of our businesses. The occurrence of one or more of the circumstances or events described below could have a material adverse effect on our financial condition, results of operations and cash flows or on the trading prices of our Class A Common Stock that we have issued or securities we may issue in the future. We have also included a detailed discussion of risks and uncertainties arising from governmental regulation of our businesses, one of the most significant risks we face, in the section “Business — Governmental Regulation” above. The risks and uncertainties described in this Annual Report are not the only ones facing us. Additional risks and uncertainties that are not currently known to us or that we currently believe are immaterial may also adversely affect our business and operations.

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

In addition, our online businesses have a limited operating history and participate in relatively new and rapidly growing markets. These businesses have undergone significant changes during their short history as a result of changes in the types of services provided, technological changes, changes in market conditions, and changes in ownership and management, and are expected to continue to change for similar reasons.

If we are unable to provide content that attracts and retains users to The WebMD Health Network at a level that is attractive to advertisers and sponsors, our revenue will be reduced

We believe that interest in our public portals for consumers, physicians and other healthcare professionals is based upon our ability to make available health content, decision-support applications and other services that meet the needs of our users. Our ability to do so depends, in turn, on:

•	our ability to hire and retain qualified authors, journalists and independent writers;

•	our ability to license quality content from third parties; and

•	our ability to monitor and respond to increases and decreases in user interest in specific topics.

We cannot assure you that we will be able to continue to develop or acquire needed content at a reasonable cost. If we are unable to provide content that attracts and retains users at a level that is attractive to advertisers and sponsors, our revenue will be reduced. In addition, our ability to deploy new interactive tools and other features will require us to continue to improve the technology underlying our Web sites. The required changes may be significant and expensive, and we cannot assure you that we will be able to execute them quickly and efficiently.

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

•	Our private portals compete with: providers of healthcare decision-support tools and online health management applications; wellness and disease management vendors; and health information services and health management offerings of health plans and their affiliates.

•	Our Publishing and Other Services segment’s products and services compete with numerous other online and offline sources of healthcare information, including traditional medical reference publications, print journals and other specialized publications targeted to physicians, some of which have a more complete range of titles and better access to traditional distribution channels than we have.

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

If we are unable to provide healthcare content for our offline publications that attracts and retains users, our revenue will be reduced

Interest in our publications for physicians, such as The Little Blue Book and ACP Medicine and ACS Surgery: Principles and Practice, is based upon our ability to make available up-to-date health content that meets the needs of our physician users. Although we have been able to continue to update and maintain the physician practice information that we publish in The Little Blue Book, if we are unable to continue to do so for any reason, the value of The Little Blue Book would diminish and interest in this publication and advertising in this publication would be adversely affected.

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

WebMD the Magazine was launched in April 2005 and as a result has a very short operating history. We cannot assure you that WebMD the Magazine will be able to attract advertisers to make this publication successful in the long term.

The timing of our advertising and sponsorship revenue may vary significantly from quarter to quarter

Our advertising and sponsorship revenue, which accounted for approximately 72% of our total Online Services segment revenue for the year ended December 31, 2005, may vary significantly from quarter to quarter due to a number of factors, not all of which are in our control, and any of which may be difficult to forecast accurately. The majority of our advertising and sponsorship contracts are for terms of approximately four to 12 months. We have relatively few longer term contracts. We cannot assure you that our current customers will continue to use our services beyond the terms of their existing contracts or that they will enter into any additional contracts.

In addition, the time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program may be lengthy, especially for larger contracts, and may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals. Other factors that could affect the timing of our revenue from advertisers and sponsors include:

•	the timing of FDA approval for new products or for new approved uses for existing products;

•	seasonal factors relating to the prevalence of specific health conditions and other seasonal factors that may affect the timing of promotional campaigns for specific products; and

•	the scheduling of conferences for physicians and other healthcare professionals.

Developing and implementing new or updated products and services may take longer and cost more than expected

We rely on a combination of internal development, strategic relationships, licensing and acquisitions to develop our products and services. The cost of developing new healthcare information services and technology solutions is inherently difficult to estimate. Our development and implementation of proposed products and services may take longer than originally expected, require more testing than originally anticipated and require the acquisition of additional personnel and other resources. If we are unable to develop new or updated products and services on a timely basis and implement them without significant disruptions to the existing systems and processes of our customers, we may lose potential sales and harm our relationships with current or potential customers.

Achieving market acceptance of new or updated products and services is likely to require significant efforts and expenditures

Achieving market acceptance for new or updated products and services is likely to require substantial marketing efforts and expenditure of significant funds to create awareness and demand by participants in the healthcare industry. In addition, deployment of new or updated products and services may require the use of additional resources for training our existing sales force and customer service personnel and for hiring and training additional salespersons and customer service personnel. There can be no assurance that the revenue opportunities from new or updated products and services will justify amounts spent for their development, marketing and roll-out.

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

Prior to our IPO, we had not been operated as an entity separate from Emdeon, and, as a result, our historical and pro forma financial information may not be indicative of our historical financial results on a stand-alone basis or future financial performance

Our consolidated financial information included in this Annual Report assumes that, for the periods presented, we had existed as a separate legal entity, and has been derived from the consolidated financial statements of Emdeon. Some costs have been reflected in the consolidated financial statements that are not necessarily indicative of the costs that we would have incurred had we operated as an independent, stand-alone entity for all periods presented. These costs include allocated portions of Emdeon’s corporate services and employee healthcare expenses, interest expense and income taxes. Our consolidated financial information included in this Annual Report may not be indicative of our future financial performance, because these statements do not necessarily reflect our historical financial condition, results of operations and cash flows as they would have been had we been operated during the periods presented as a separate, stand-alone entity.

In addition, since the IPO, we have continued to rely on Emdeon to provide us with certain services pursuant to the services agreement we have entered into with Emdeon. We reimburse Emdeon under agreed upon formulas that allocate to us a portion of Emdeon’s aggregate costs related to those services. With respect to most of the services provided under the services agreement, we believe that it is likely that it would cost us more to provide or contract for them on our own because we benefit from Emdeon’s economies of scale as a larger corporation. See also “Risks Related to our Relationship with Emdeon — We continue to be dependent on Emdeon to provide us with services for our business.”

We will be required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation or from the evaluation that will be conducted by our auditors could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2006, we will be required to include a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls.

We are currently in the process of preparing to comply with Section 404. We have some experience with documenting, testing and evaluating internal control over financial reporting because our business is a segment of Emdeon, which has already been required to evaluate its internal control over financial reporting under Section 404. However, we have not been through this process for WebMD itself and, because WebMD is a smaller company, certain of the materiality thresholds applicable in WebMD’s internal control over financial reporting will be lower than those applicable to Emdeon. In addition, we are currently preparing to perform financial reporting processes that are separate from those of Emdeon, using different financial reporting software than Emdeon uses. We will need to document, test and evaluate our internal control over financial reporting in connection with such implementation.

If our management identifies one or more material weaknesses in our internal control over financial reporting as of December 31, 2006, we will be unable to assert such internal control is effective in our initial management report on such internal control. If we are unable to make that assertion (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

We expect that accounting for employee stock options using the fair value method will have a material impact on our consolidated results of operations and earnings per share

In December 2004, the FASB issued SFAS 123R, which requires all share-based payments to employees, including grants of stock options by us and Emdeon to our employees, to be recognized in the financial statements based on their fair values, beginning with the fiscal year that begins after June 15, 2005. As permitted by SFAS No. 123, we accounted for share-based payments to employees using the intrinsic value method prescribed in APB Opinion No. 25 for all prior year periods. We adopted SFAS 123R on January 1, 2006. See Note 2 to the audited Consolidated Financial Statements included in this Annual Report for more information regarding accounting for stock-based compensation plans.

As described in Note 2 to the audited Consolidated Financial Statements included in this Annual Report, we adopted the modified prospective transition method utilizing a standard option pricing model. The adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share in 2006.

Acquisitions, business combinations and other transactions may be difficult to complete and, if completed, may have negative consequences for our business and our securityholders

We have been built, in large part, through a series of acquisitions. We intend to continue to seek to acquire or to engage in business combinations with companies engaged in complementary businesses. In addition, we may enter into joint ventures, strategic alliances or similar arrangements with third parties. These transactions may result in changes in the nature and scope of our operations and changes in our financial condition. Our success in completing these types of transactions will depend on, among other things, our ability to locate suitable candidates and negotiate mutually acceptable terms with them, and to obtain adequate financing. Significant competition for these opportunities exists, which may increase the cost of and decrease the opportunities for these types of transactions. Financing for these transactions may come from several sources, including:

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

We do not intend to seek securityholder approval for any such acquisition or security issuance unless required by applicable law, regulation or the terms of then existing securities.

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

Although our management attempts to evaluate the risks inherent in each transaction and to value acquisition candidates appropriately, we cannot assure you that we will properly ascertain all such risks or that acquired businesses and assets will perform as we expect or enhance the value of our company as a whole. In addition, acquired companies or businesses may have larger than expected liabilities that are not covered by the indemnification, if any, that we are able to obtain from the sellers.

We may not be able to raise additional funds when needed for our business or to exploit opportunities

Our future liquidity and capital requirements will depend upon numerous factors, including the success of the integration of our businesses, our existing and new applications and service offerings, competing technologies and market developments, and potential future acquisitions. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. There can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

Our failure to attract and retain qualified executives and employees may have a material adverse effect on our business

Our business depends largely on the skills, experience and performance of key members of our management team. We also depend, in part, on our ability to attract and retain qualified writers and editors, software developers and other technical personnel and sales and marketing personnel. Competition for qualified personnel in the healthcare information services and Internet industries is intense. We cannot assure you that we will be able to hire or retain a sufficient number of qualified personnel to meet our requirements, or that we will be able to do so at salary and benefit costs that are acceptable to us. Failure to do so may have an adverse effect on our business.

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

We are particularly dependent on pharmaceutical, biotechnology and medical device companies for our advertising and sponsorship revenue. Our business will be adversely impacted if business or economic conditions result in the reduction of purchases by our customers if they decide not to renew their commitments or decide to renew their commitments at lower levels. Even if general expenditures by industry participants remain the same or increase, developments in the healthcare industry may result in reduced spending in some or all of the specific segments of that market we serve or are planning to serve. For example, use of our products and services could be affected by:

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

The WebMD Health Network includes Web sites that we supply content to, but do not own, and the termination of our relationship with the owners of these Web sites may negatively affect our results of operations

Although the substantial majority of the visitors to The WebMD Health Network and the page views we generate on The WebMD Health Network are from Web sites we own, some are from Web sites owned by third parties that carry our content and, as a result, our traffic may vary based on the amount of traffic to Web sites of these third parties and other factors outside our control. During the year ended December 31, 2005, third party Web sites accounted for approximately 23% of The WebMD Health Network’s unique users and approximately 12% of its aggregate page views. In the event that any of our relationships with our third party Web sites are terminated, The WebMD Health Network’s user traffic and page views may be negatively affected, which may negatively affect our results of operations.

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

Because we generate revenue by, among other things, selling sponsorships of specific pages, sections or events on The WebMD Health Network for healthcare providers and consumers and related e-newsletters, a decline in user traffic levels or a reduction in the number of pages viewed by users could cause our revenue to decrease and could have a material adverse effect on our results of operations.

We may be unsuccessful in our efforts to increase advertising and sponsorship revenue from consumer products companies

Most of our advertising and sponsorship revenue has, in the past, come from pharmaceutical, biotechnology and medical device companies. During the past year, we have been focusing on increasing sponsorship revenue from consumer products companies that are interested in communicating health-related or safety-related information about their products to our audience. However, while a number of consumer products companies have indicated an intent to increase the portion of their promotional spending used on the Internet, we cannot assure you that these advertisers and sponsors will find our consumer Web site to be as effective as other Web sites or traditional media for promoting their products and services. If we encounter difficulties in competing with the other alternatives available to consumer products companies, this portion of our business may develop more slowly than we expect or may fail to develop.

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

Risks Related to Use of the Internet and to Our Technological Infrastructure

Our Internet-based services are dependent on the development and maintenance of the Internet infrastructure

Our ability to deliver our Internet-based services is dependent on the development and maintenance of the infrastructure of the Internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complementary products such as high-speed modems, for providing reliable Internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the number of users and the amount of traffic. If the Internet continues to experience increased usage, the Internet infrastructure may be unable to support the demands placed on it. In addition, the reliability and performance of the Internet may be harmed by increased usage or by denial-of-service attacks.

The Internet has experienced a variety of outages and other delays as a result of damages to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as the availability of the Internet to us for delivery of our Internet-based services. In addition, our customers who utilize our Web-based services depend on Internet service providers, online service providers and other Web site operators for access to our Web site. All of these providers have experienced significant outages in the past and could experience outages, delays and other difficulties in the future due to system failures unrelated to our systems. Any significant interruptions in our services or increases in response time could result in a loss of potential or existing users of and advertisers and sponsors on our Web site and, if sustained or repeated, could reduce the attractiveness of our services.

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

If the systems we use to provide online portals experience security breaches or are otherwise perceived to be insecure, our business could suffer

We retain and transmit confidential information, including personal health records, in the processing centers and other facilities we use to provide online services. It is critical that these facilities and infrastructure remain secure and be perceived by the marketplace as secure. A security breach could damage our reputation or result in liability. We may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by breaches. Despite the implementation of security measures, this infrastructure or other systems that we interface with, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, denial-of-service attacks or other attacks by third parties or similar disruptive problems. Any compromise of our security, whether as a result of our own systems or the systems that they interface with, could reduce demand for our services, and could subject us to legal claims from our clients and users, including for breach of contract or breach of warranty.

Risks Related to the Legal and Regulatory Environment in Which We Operate

Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies

The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Existing and new laws and regulations affecting the healthcare industry could create unexpected liabilities for us, cause us to incur additional costs and could restrict our operations. Many healthcare laws are complex and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services that we provide. However, these laws and regulations may nonetheless be applied to our products and services. Our failure to accurately anticipate the application of these laws and regulations, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our businesses. Some of the risks we face from healthcare regulation are as follows:

•	Regulation of Drug and Medical Device Advertising and Promotion. The WebMD Health Network provides services involving advertising and promotion of prescription and over-the-counter drugs and medical devices. If the FDA or the FTC finds that any information on our Web sites violates FDA or FTC regulations, they may take regulatory or judicial action against us and/or the advertiser or sponsor of that information. State attorneys general may also take similar action based on their state’s consumer protection statutes. Any increase in regulation of drug or medical device advertising and promotion could make it more difficult for us to contract for sponsorships and advertising. Physician groups and others have criticized the FDA’s current policies, and have called for restrictions on advertising of prescription drugs to consumers and increased FDA enforcement. We cannot predict what actions the FDA or industry participants may take in response to these criticisms. It is also possible that new laws would be enacted that impose restrictions on such advertising. Our advertising and sponsorship revenue could be materially reduced by additional restrictions on the advertising of prescription drugs and medical devices to consumers, whether imposed by law or regulation or by policies adopted by industry members.

•	Anti-kickback Laws. There are federal and state laws that govern patient referrals, physician financial relationships and inducements to healthcare providers and patients. The federal healthcare programs anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. These laws are applicable to manufacturers and distributors and, therefore, may restrict how we and some of our customers market products to healthcare providers. Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate some portions of our business and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our practices could result in adverse publicity and be costly for us to respond to.

•	Medical Professional Regulation. The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine. If a state determines that some portion of our business violates these laws, it may seek to have us discontinue those portions or subject us to penalties or licensure requirements. Any determination that we are a healthcare provider and have acted improperly as a healthcare provider may result in liability to us.

Government regulation of the Internet could adversely affect our business

The Internet and its associated technologies are subject to government regulation. Our failure, or the failure of our business partners or third party providers, to accurately anticipate the application of laws and regulations affecting our products and services and the manner in which we deliver them, or any other failure to comply with such laws and regulations, could create liability for us, result in adverse publicity and negatively affect our business. In addition, new laws and regulations, or new interpretations of existing laws and regulations, may be adopted with respect to the Internet or other online services covering user privacy, patient confidentiality, consumer protection and other issues, including pricing, content, copyrights and patents, distribution and characteristics and quality of products and services. We cannot predict whether these laws or regulations will change or how such changes will affect our business.

We face potential liability related to the privacy and security of personal information we collect from consumer and healthcare professionals through our Web sites

Internet user privacy has become a major issue both in the United States and abroad. We have privacy policies posted on our Web sites that we believe comply with applicable laws requiring notice to users about our information collection, use and disclosure practices. However, whether and how existing privacy and consumer protection laws in various jurisdictions apply to the Internet is still uncertain and may take years to resolve. Any legislation or regulation in the area of privacy of personal information could affect the way we operate our Web sites and could harm our business. Further, we cannot assure you that the privacy policies and other statements on our Web sites or our practices will be found sufficient to protect us from liability or adverse publicity in this area.

Changes in industry guidelines or government regulation could adversely affect our online CME offerings

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

In the event that ACCME concludes that we have not met its revised standards relating to CME, we would not be permitted to offer accredited ACCME activities to physicians and other healthcare professionals, and we may be required, instead, to use third parties to accredit such CME-related services on Medscape from WebMD. In addition, any failure to maintain our status as an accredited ACCME provider as a result of a failure to comply with existing or new ACCME standards could discourage potential sponsors from engaging in CME or education related activities with us, which could have a material adverse effect on our business.

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

Third parties may challenge the enforceability of our online agreements

The law governing the validity and enforceability of online agreements and other electronic transactions is evolving. We could be subject to claims by third parties that the online terms and conditions for use of our Web sites, including disclaimers or limitations of liability, are unenforceable. A finding by a court that these terms and conditions or other online agreements are invalid could harm our business.

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

Risks Related to Our Relationship With Emdeon

The concentrated ownership of our common stock by Emdeon and certain corporate governance arrangements prevent our other stockholders from influencing significant corporate decisions

We have two classes of common stock:

•	Class A Common Stock, which entitles the holder to one vote per share on all matters submitted to our stockholders; and

•	Class B Common Stock, which entitles the holder to five votes per share on all matters submitted to our stockholders.

Emdeon owns 100% of our Class B Common Stock, which represents 85.8% of our outstanding common stock. These Class B shares collectively represent 96.7% of the combined voting power of our outstanding common stock. Given its ownership interest, Emdeon is able to control the outcome of all matters submitted to our shareholders for approval, including the election of directors. Accordingly, either in its capacity as a stockholder or through its control of our Board of Directors, Emdeon is able to control all key decisions regarding our company, including mergers or other business combinations and acquisitions, dispositions of assets, future issuances of our common stock or other securities, the incurrence of debt by us, the payment of dividends on our common stock (including the frequency and the amount of dividends that would be payable on our common stock, a substantial majority of which Emdeon owns) and amendments to our certificate of incorporation and bylaws. Further, as long as Emdeon and its subsidiaries (excluding our company and our subsidiaries) continue to beneficially own shares representing at least a majority of the votes entitled to be cast by the holders of our outstanding voting stock, it may take actions required to be taken at a meeting of stockholders without a meeting or a vote and without prior notice to holders of our Class A Common Stock. In addition, Emdeon’s controlling interest may discourage a change of control that the holders of our Class A Common Stock may favor. Any of these provisions could be used by Emdeon for its own advantage to the detriment of our other stockholders and our company. This in turn may have an adverse affect on the market price of our Class A Common Stock.

Provisions in our charter documents and Delaware law may inhibit a takeover, which could adversely affect the value of our Class A Common Stock

Our certificate of incorporation and bylaws, as well as Delaware corporate law, contain provisions that could delay or prevent a change of control or changes in our management and board of directors that a holder of our Class A Common Stock might consider favorable and may prevent you from receiving a takeover premium for your shares. These provisions include, for example, our classified board structure, the disproportionate voting rights of the Class B Common Stock (relative to the Class A Common Stock) and the authorization of our Board of Directors to issue up to 50 million shares of preferred stock without a stockholder vote. In addition, our restated certificate of incorporation provides that after the time Emdeon and its affiliates cease to own, in the aggregate, a majority of the combined voting power of our outstanding capital stock, stockholders may not act by written consent and may not call special meetings. These provisions apply even if the offer may be considered beneficial by some of our stockholders. If a change of control or change in management is delayed or prevented, the market price of our Class A Common Stock could decline.

The interests of Emdeon may conflict with the interests of our other stockholders

We cannot assure you that the interests of Emdeon will coincide with the interests of the other holders of our common stock. For example, Emdeon could cause us to make acquisitions that increase the amount of our indebtedness or outstanding shares of common stock or sell revenue-generating assets. Also, Emdeon or its directors and officers may allocate corporate opportunities to itself or direct them to other affiliates, which, prior to the IPO, could have been directed to us. So long as Emdeon continues to own shares of our common stock with significant voting power, Emdeon will continue to be able to strongly influence or effectively control our decisions.

Some of our directors, officers and employees may have potential conflicts of interest as a result of having positions with, or owning equity interests in, Emdeon

Martin J. Wygod, in addition to being Chairman of the Board of our company, is Chairman of the Board of Emdeon. Some of our other directors, officers and employees also serve as directors, officers or employees of Emdeon. In addition, some of our directors, officers and employees own shares of Emdeon’s common stock. Furthermore, because our officers and employees have participated in Emdeon’s equity compensation plans and because service at our company will, so long as we are a majority-owned subsidiary of Emdeon, qualify those persons for continued participation and continued vesting of equity awards under Emdeon’s equity plans, many of our officers and employees and some of our directors hold, and may continue to hold, options to purchase Emdeon’s common stock and shares of Emdeon’s restricted stock.

These arrangements and ownership interests or cash- or equity-based awards could create, or appear to create, potential conflicts of interest when directors or officers who own Emdeon’s stock or stock options or who participate in Emdeon’s benefit plans are faced with decisions that could have different implications for Emdeon than they do for us. We cannot assure you that the provisions in our restated certificate of incorporation will adequately address potential conflicts of interest or that potential conflicts of interest will be resolved in our favor.

We continue to be dependent on Emdeon to provide us with services for our business

Prior to our IPO, we had been operated as a wholly owned subsidiary of Emdeon, and many key services required by us for the operation of our business were and continue to be provided to us by Emdeon. As a result, we are dependent on our relationship with Emdeon for these important services.

In connection with our IPO, we entered into agreements with Emdeon relating to certain intercompany transactions between us and Emdeon, including, among others, a services agreement, a registration rights agreement, an indemnity agreement, a tax sharing agreement and an intellectual property license agreement. The terms and provisions of these agreements may be less favorable to us than terms and provisions that we could have obtained in arm’s length negotiations with unaffiliated third parties. Under the services agreement, Emdeon provides us with administrative services, including services relating to payroll, accounting, tax planning and compliance, employee benefit plans, legal matters and information processing. Our services agreement with Emdeon is for a term of up to five years, however, we have the option to terminate these services, in whole or in part, at any time we choose to do so, generally by providing, with respect to the specified services or groups of services, 60 days’ notice and, in some cases, paying a termination fee of not more than $30,000 to cover the costs of Emdeon relating to the termination. Emdeon has the right to terminate the services that it provides to us, in whole or in part, if it ceases to provide such services itself, upon at least 180 days notice to us. If the services agreement expires or is otherwise terminated, or if Emdeon does not or is unable to perform its obligations under the services agreement, we will be required to provide some or all these services ourselves or to obtain substitute arrangements with third parties. We reimburse Emdeon under agreed upon formulas that allocate to us a portion of Emdeon’s aggregate costs related to those services. However, the costs we are charged under the services agreement are not necessarily indicative of the costs that we would incur if we had to provide or contract for those services on a stand-alone basis. With respect to most of the services provided under the services agreement, we believe that it is likely that it would cost us more to provide or contract for them on our own because we benefit from Emdeon’s economies of scale as a larger corporation. In addition, we may be unable to provide some or all these services because of financial or other constraints or be unable to timely implement substitute arrangements on terms that are favorable to us, or at all, which could have an adverse effect on our business, financial condition and results of operations.

We may be prevented from issuing stock to raise capital, to effectuate acquisitions or to provide equity incentives to members of our management and Board of Directors

Beneficial ownership of at least 80% of the total voting power and value of our capital stock is required in order for Emdeon to continue to include us in its consolidated group for federal income tax purposes, and beneficial ownership of at least 80% of the total voting power of our capital stock and 80% of each class of any non-voting capital stock that we may issue is required in order for Emdeon to effect a tax-free split-off, spin-off or other similar transaction. As of the date of this Annual Report, Emdeon does not intend or plan to undertake a split-off or spin-off of our capital stock to Emdeon’s shareholders or to deconsolidate us from Emdeon’s consolidated group. Under the terms of the tax sharing agreement that we have entered into with Emdeon, however, we have agreed that we will not knowingly take or fail to take any action that could reasonably be expected to preclude Emdeon’s ability to undertake a tax-free split-off or spin-off. This may prevent us from issuing additional equity securities to raise capital, to effectuate acquisitions or to provide management or director equity incentives.

If certain transactions occur with respect to our capital stock or Emdeon’s capital stock, we may be unable to utilize our net operating loss carryforwards and tax credits to reduce our income taxes

As of December 31, 2005, we had net operating loss carryforwards of approximately $643 million for federal income tax purposes and federal tax credits of approximately $1.7 million. If certain transactions occur with respect to our capital stock or Emdeon’s capital stock, including issuances, redemptions, recapitalizations, exercises of options, conversions of convertible debt, purchases or sales by 5%-or-greater shareholders and similar transactions, that result in a cumulative change of more than 50% of the ownership of our capital stock, taking into account indirect changes in ownership of our stock as a result of changes in ownership in or Emdeon’s capital stock, over a three-year period (including a period commencing prior to the IPO), as determined under rules prescribed by the U.S. Internal Revenue Code and applicable Treasury regulations, an annual limitation would be imposed with respect to our ability to utilize our net operating loss carryforwards and federal tax credits against any taxable income that we achieve in future periods. As of the date of this Annual Report, Emdeon has indicated that it has no current intention to sell or otherwise dispose of its Class B Common Stock. However, Emdeon is not subject to any contractual obligation to retain any of its Class B Common Stock, except that it has agreed not to sell or otherwise dispose of any of our common stock for a period of 180 days ending on March 27, 2006, without the prior written consent of the representatives of the underwriters, as described in the section entitled “Underwriting” in our IPO Prospectus. Moreover, there can be no assurance that limitations on the use of our net operating loss carryforwards and federal tax credits will not occur as a result of changes in the ownership of Emdeon’s capital stock (which changes may be beyond the control of us and Emdeon).

We are included in Emdeon’s consolidated tax return and, as a result, both we and Emdeon may use each other’s net operating loss carryforwards

Due to provisions of the U.S. Internal Revenue Code and applicable Treasury regulations relating to the manner and order in which net operating loss carryforwards are utilized when filing consolidated tax returns, a portion of our net operating loss carryforwards may be required to be utilized by Emdeon before Emdeon would be permitted to utilize its own net operating loss carryforwards. Correspondingly, in some situations, such as where Emdeon’s net operating loss carryforwards were generated first, we may be required to utilize a portion of Emdeon’s net operating loss carryforwards before we would have to utilize our own net operating loss carryforwards. Under our tax sharing agreement with Emdeon, neither we nor Emdeon is obligated to reimburse the other for the tax savings attributable to the utilization of the other party’s net operating loss carryforwards, and furthermore, Emdeon has agreed to compensate us for any use of our net operating losses that may result from certain extraordinary transactions, including a sale of its Business Services or Practice Services operating segments. Accordingly, although we may obtain a benefit if we are required to utilize Emdeon’s net operating loss carryforwards, we may suffer a detriment to the extent that Emdeon is required to utilize our net operating loss carryforwards. The amount of each of our and Emdeon’s net operating loss carryforwards that ultimately could be utilized by the other party will depend on the timing and amount of taxable income earned by us and Emdeon in the future, which we are unable to predict. Correspondingly, we are not able to predict whether we or Emdeon will be able to utilize our respective net operating loss carryforwards before they expire or whether there will be a net benefit to Emdeon or to us.

We will be included in Emdeon’s consolidated group for federal income tax purposes and, as a result, may be liable for any shortfall in Emdeon’s federal income tax payments

For so long as Emdeon continues to own 80% of the total voting power and value of our capital stock, we will be included in Emdeon’s consolidated group for federal income tax purposes. By virtue of its controlling ownership and our tax sharing agreement with Emdeon, Emdeon effectively controls all our tax decisions. Moreover, notwithstanding the tax sharing agreement, federal tax law provides that each member of a consolidated group is jointly and severally liable for the group’s entire federal income tax obligation. Thus, to the extent Emdeon or other members of the group fail to make any federal income tax payments required of them by law, we would be liable for the shortfall. Similar principles generally apply for income tax purposes in some state, local and foreign jurisdictions.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Facilities

We lease approximately 100,000 square feet of office space in New York, New York for our corporate headquarters and our editorial and marketing operations under a lease that expires in November 2015. We also lease office space in:

•	Avon, Connecticut;

•	Atlanta, Georgia;

•	Acton, Massachusetts;

•	Fords, New Jersey;

•	Montreal, Canada;

•	North Syracuse, New York;

•	Omaha, Nebraska;

•	Portland, Oregon; and

•	San Clemente, California.

We believe that our offices and other facilities are, in general, in good operating condition and adequate for our current operations and that additional leased space can be obtained on acceptable terms if needed.

Item 3.	Legal Proceedings

Department of Justice and SEC Investigations of Emdeon

As previously disclosed, the United States Attorney for the District of South Carolina is conducting an investigation of Emdeon, which Emdeon first learned about on September 3, 2003. Based on the information available to Emdeon, Emdeon believes that the investigation relates principally to issues of financial accounting improprieties for Medical Manager Corporation, a predecessor of Emdeon (by its merger into Emdeon in September 2000), and, more specifically, its Medical Manager Health Systems, Inc. subsidiary, a predecessor to its Emdeon Practice Services, Inc. subsidiary (which we refer to as “Medical Manager Health Systems”).

While Emdeon is not sure of the investigation’s exact scope, it does not believe that the investigation relates to the business of our company or any of our subsidiaries. Emdeon believes that the investigation relates principally to issues of financial accounting improprieties relating to Medical Manager Health Systems, including activities that artificially inflated revenues and earnings of Medical Manager Health Systems. Emdeon has been cooperating and intends to continue to cooperate fully with the U.S. Attorney’s Office. Emdeon’s Board of Directors has formed a Special Committee consisting solely of independent directors to oversee this matter, with the sole authority to direct Emdeon’s response to the allegations that have been raised.

In January 2005, certain former employees of Emdeon Practice Services agreed to plead guilty to mail fraud and tax evasion as a result of the investigation by the U.S. Attorney. According to the Informations, Plea Agreements and Factual Summaries filed by the U.S. Attorney in, and available from, the District Court of the United States for the District of South Carolina — Beaufort Division, on January 7, 2005, the three former employees and other then unnamed co-schemers were engaged in schemes between 1997 and 2002 that included causing companies acquired by Medical Manager Health Systems to pay the former vice president in charge of acquisitions for Medical Manager Health Systems and co-schemers kickbacks which were funded through increases in the purchase price paid by Medical Manager Health Systems to the acquired company and that included fraudulent accounting practices to inflate artificially the quarterly revenues and earnings of Medical Manager Health Systems when it was an independent public company called Medical Manager Corporation from 1997 through 1999, when and after it became acquired by Synetic, Inc. in July 1999 and when and after it became a subsidiary of Emdeon in September 2000. A fourth former officer of Medical Manager Health Systems pleaded guilty to similar activities later in 2005.

On December 15, 2005, the U.S. Attorney announced indictments of the following former officers and employees of Medical Manager Health Systems: Ted W. Dorman, a former Regional Vice President of Medical Manager Health Systems,who was employed until March 2003; Charles L. Hutchinson, a former Controller of Medical Manager Health Systems, who was employed until June 2001; Maxie L. Juzang, a former Vice President of Medical Manager Health Systems, who was employed until August 2005; John H. Kang, a former President of Medical Manager Health Systems, who was employed until May 2001; Frederick B. Karl, Jr., a former General Counsel of Medical Manager Health Systems, who was employed until April 2000; Franklyn B. Krieger, a former Associate General Counsel of Medical Manager Health Systems, who was employed until February 2002; Lee A. Robbins, a former Vice President and Chief Financial Officer of Medical Manager Health Systems, who was employed until September 2000; John P. Sessions, a former President and Chief Operating Officer of Medical Manager Health Systems,who was employed until September 2003; Michael A. Singer, a former Chief Executive Officer of Medical Manager Health Systems and a former director of Emdeon, who was most recently employed by Emdeon as its Executive Vice President, Physician Software Strategies until February 2005; and David Ward, a former Vice President of Medical Manager Health Systems, who was employed until June 2005. The Indictment charges the persons listed above with conspiracy to commit mail, wire and securities fraud, a violation of Title 18, United States Code, Section 371 and conspiracy to commit money laundering, a violation of Title 18, United States Code, Section 1956(h). The indictment charges Messrs. Sessions and Ward with substantive counts of money laundering, violations of Title 18, United States Code, Section 1957. The allegations set forth in the Indictment describe activities that are substantially similar to those described above with respect to the January 2005 plea agreements.

Based on the information it has obtained to date, including that contained in the court documents filed by the United States Attorney in South Carolina, Emdeon does not believe that any member of its senior management whose duties were not primarily related to the operations of Medical Manager Health Systems engaged in any of the violations or improprieties described in those court documents. Emdeon understands, however, that in light of the nature of the allegations involved, the U.S. Attorney’s Office has been investigating all levels of Emdeon’s management. Some members of our company’s senior management are also serving or have served as members of senior management of Emdeon. In the event members of our senior management were to be implicated in any wrongdoing, it could have an adverse impact on our company.

Emdeon understands that the SEC is also conducting a formal investigation into this matter.

The terms of an indemnity agreement between Emdeon and our company provide that Emdeon will indemnify our company against any and all liabilities arising from or based on this investigation.

Ari Weitzner, M.D., P.C. et al. v. National Physicians Datasource LLC

On May 24, 2005, a lawsuit was filed by Dr. Ari Weitzner individually, and as a class action, under the Telephone Consumer Protection Act (or TCPA), in the U.S. District Court, Eastern District of New York against National Physicians Datasource LLC (or NPD), one of our subsidiaries. The lawsuit claims that faxes allegedly sent by NPD, which publishes The Little Blue Book, were sent in violation of the TCPA. The lawsuit potentially seeks damages in excess of $5,000,000. The Court had temporarily stayed the lawsuit pending resolution of relevant issues in a related case. On February 21, 2006, the Court lifted the stay. The case is now expected to proceed to the responsive pleading stage.

Other Legal Proceedings

In the normal course of business, we are involved in various other claims and legal proceedings. While the ultimate resolution of these matters, and those discussed above, has yet to be determined, we do not believe that their outcome will have a material adverse effect on our financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2005, no matters were submitted to a vote of security holders of WebMD.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We completed the initial public offering of our Class A Common Stock on September 28, 2005. Our Class A Common Stock has been traded on the Nasdaq National Market under the symbol “WBMD” since September 29, 2005. Prior to that time, there was no public market for our stock.

The following table sets forth the high and low prices for the indicated periods:

	High	Low

2005
Third quarter	$30.00	$19.80
Fourth quarter	32.89	22.60

Our Class B Common Stock is neither publicly listed nor traded.

On March 1, 2006, there were 11 holders of record of our Class A Common Stock (excluding directors and employees holding unvested restricted Class A Common Stock) and Emdeon was the only holder of our Class B Common Stock. Because many of the shares of our Class A Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine the total number of stockholders represented by these record holders, but we believe there are approximately 4,000 holders of our Class A Common Stock.

The market price of our Class A Common Stock has fluctuated since the date of our initial public offering and is likely to fluctuate in the future. Changes in the market price of our Class A Common Stock may result from, among other things:

•	quarter-to-quarter variations in operating results;

•	operating results being different from analysts’ estimates;

•	changes in analysts’ earnings estimates or opinions;

•	announcements of new technologies, products and services or pricing policies by us or our competitors;

•	announcements of acquisitions or strategic partnerships by us or our competitors;

•	developments in existing customer or strategic relationships;

•	actual or perceived changes in our business strategy;

•	developments in new or pending litigation and claims;

•	sales of large amounts of our Class A Common Stock;

•	changes in market conditions in the healthcare, information technology or the Internet industries;

•	changes in general economic conditions; and

•	fluctuations in the securities markets in general.

In addition, the market prices of Internet and healthcare information technology stocks in general, and of our Class A Common Stock in particular, have experienced large fluctuations, sometimes quite rapidly. These fluctuations often may be unrelated or disproportionate to the operating performance of these companies. Any negative change in the public’s perception of the prospects of these companies, as well as other broad market and industry factors, may result in changes in the price of our Class A Common Stock.

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future.

Repurchases of Equity Securities During the Fourth Quarter of 2005

None.

Sales of Unregistered Securities During the Fourth Quarter of 2005

None.

Use of Proceeds

On September 28, 2005, a registration statement (Registration No. 333-124832) relating to our initial public offering of our Class A Common Stock was declared effective by the Securities and Exchange Commission. Under this registration statement, we registered 6,900,000 shares of our Class A Common Stock, and another 1,035,000 shares subject to the underwriters’ over-allotment option. All 7,935,000 shares of Class A Common Stock registered under the registration statement, including the 1,035,000 shares covered by the over-allotment option, were sold at a price to the public of $17.50 per share for an aggregate price of $138,862,500. The offering closed on November 4, 2005.

In connection with our initial public offering, we received proceeds of $125,392,000 net of underwriting discounts of $9,721,000 and costs of the initial public offering. The costs of the offering, not including the underwriting discounts, were approximately $5,800,000. Approximately $2,000,000 of this amount was paid by Emdeon prior to the initial public offering. The proceeds from the initial public offering and the $40,000,000 cash capital contribution from Emdeon in September 2005 have been invested in U.S. Treasury Notes and auction rate securities, used to fund the Conceptis and eMedicine acquisitions and used to fund working capital requirements. Emdeon continues to own 85.8% of our outstanding common stock and to hold 96.7% of the combined voting power of our outstanding common stock.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report.

	Year Ended December 31,
	2005	2004	2003	2002	2001
					(unaudited)
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenue	$168,938	$134,148	$110,152	$84,203	$74,626
Costs and expenses:
Cost of operations	70,538	52,377	46,998	47,888	76,082
Sales and marketing	51,756	47,358	47,917	49,033	85,207
General and administrative	29,550	22,122	18,016	15,690	28,332
Depreciation and amortization	10,653	5,620	4,463	2,486	883,923
Impairment of long-lived and other assets	—	—	—	—	1,415,888
Restructuring and integration charge (benefit)	—	—	—	(5,850)	114,918
Other income	—	—	—	(823)	—
Interest income	1,790	—	—	—	—

Income (loss) before income tax provision	8,231	6,671	(7,242)	(24,221)	(2,529,724)
Income tax provision	486	210	183	140	104

Net income (loss)	$7,745	$6,461	$(7,425)	$(24,361)	$(2,529,828)

Net income (loss) per common share:
Basic and diluted	$0.15	$0.13	$(0.15)	$(0.51)	$(52.60)

Weighted-average shares outstanding used in computing net income (loss) per common share:
Basic	50,132	48,100	48,100	48,100	48,100

Diluted	50,532	48,100	48,100	48,100	48,100

	As of December 31,
	2005	2004	2003	2002	2001
		(In thousands)			(unaudited)

Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$153,777	$3,456	$358	$149	$520
Working capital (deficit)	151,856	9,119	3,384	(547)	(3,642)
Total assets	376,889	146,496	120,630	127,529	132,522
Other long-term liabilities	7,010	—	—	—	—
Stockholders’ equity and owner’s net investment	299,312	100,737	85,527	86,426	92,045

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” and included elsewhere in this Annual Report. In this MD&A, dollar amounts are stated in thousands.

Overview

MD&A is a supplement to our consolidated financial statements and notes thereto included elsewhere in this Annual Report, and is provided to enhance your understanding of our results of operations and financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of our company and operating segments, background information on certain trends, strategies and other matters discussed in this MD&A, a description of the basis of presentation of our financial statements, a summary discussion of our recent acquisitions and a discussion of how seasonal factors may impact the timing of our revenue.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective and often complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to the consolidated financial statements included in this Annual Report.

•	Transactions with Emdeon. This section describes the services that we receive from Emdeon and the costs of these services, as well as the fees we charge Emdeon for our services.

•	Results of Operations and Results of Operations by Operating Segment. These sections provide our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on both a consolidated basis and an operating segment basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of December 31, 2005.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

Introduction

Our Company

We are a leading provider of health information services to consumers, physicians and other healthcare professionals, employers and health plans. We have organized our business into two operating segments as follows:

•	Online Services. We provide both public and private online portals. Our public portals enable consumers to become more informed about healthcare choices and assist them in playing an active role in managing their health. The public portals also enable physicians and other healthcare professionals to improve their clinical knowledge and practice of medicine, as well as their communication with patients. Our public portals generate revenue primarily through the sale of advertising and sponsorship products, including CME services. Our sponsors and advertisers include pharmaceutical, biotechnology, medical device and consumer products companies. Our private portals for employers and health plans provide information and services that enable their employees and members, respectively, to make more informed benefit, treatment and provider decisions. We generate revenue from private portals through the licensing of our private portals to employers and health plans either directly or through distributors. We also distribute our online content and services to other entities and generate revenue from these arrangements through the sale of advertising and sponsorship products and content syndication fees.

•	Publishing and Other Services. We publish several offline resources; ACP Medicine and ACS Surgery: Principles of Practice, our medical reference textbooks, The Little Blue Book, a physician directory and WebMD the Magazine, a consumer-targeted publication launched in early 2005 that we distribute free of charge to physician office waiting rooms. We generate revenue from sales of subscriptions to our medical reference publications, sales of The Little Blue Book directories and advertisements in those directories, as well as from sales of advertisements in WebMD the Magazine. We also conduct in-person CME as a result of the acquisition of the assets of Conceptis in December 2005. Our Publishing and Other Services segment is a complementary business to our Online Services and extends the reach of our brand and our influence with health-involved consumers and clinically-active physicians.

Background Information on Certain Trends and Strategies

Several key trends in the healthcare and Internet industries are influencing the use of healthcare information services of the types we provide or are developing. Those trends, and the strategies we have developed in response, are described briefly below:

•	The Internet has emerged as a major communications medium and has already fundamentally changed many sectors of the economy, including the marketing and sales of financial services, travel, and entertainment, among others. The Internet is also changing the healthcare industry and has transformed how consumers and physicians find and utilize healthcare information. As consumers are required to assume greater financial responsibility for rising healthcare costs, the Internet serves as a valuable resource by providing them with immediate access to searchable and dynamic interactive content to check symptoms, assess risks, understand diseases, find providers and evaluate treatment options. The Internet has also become a primary source of information for physicians seeking to improve clinical practice and is growing relative to traditional information sources, such as conferences, meetings and offline journals.

•	Increased Online Marketing and Education Spending for Healthcare Products. Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating consumers and physicians about them, however, only a small portion of this amount is currently spent on online services. We believe that these companies, who comprise the majority of our advertisers and sponsors, are becoming increasingly aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians, and this increasing awareness will result in increasing demand for our services.

•	Changes in Health Plan Design. According to the Centers for Medicare & Medicaid Services, or CMS, healthcare spending in the United States rose to $1.9 trillion in 2004 (or $6,280 per person), up from $1.7 trillion in 2003, $1.6 trillion in 2002, $1.4 trillion in 2001 and $1.3 trillion in 2000. The CMS report indicated a growth rate in healthcare spending of 7.9% in 2004, compared to 8.2% for 2003, and 9.1% for 2002. In addition, CMS indicated that healthcare’s share of gross domestic product was 16.0% for 2004. Another study recently released by CMS predicted that U.S. healthcare spending will increase by an average of 7.2% annually until 2015, at which time such spending will reach $4 trillion (or $12,320 per person) and account for 20% of the gross domestic product. While overall healthcare costs are rising at a rapid annual rate, employers’ costs of providing healthcare benefits to their employees are increasing at an even faster rate. In response to these increases, employers are seeking to shift a greater portion of healthcare costs onto their employees and to redefine traditional health benefits. Employers and health plans want to motivate their members and employees to evaluate their healthcare decisions more carefully in order to be more cost-effective. As employers continue to implement high deductible and consumer-directed healthcare plans to achieve these goals, we believe that we will be able to attract more employers and health plans to use our private online portals. Additionally, we believe that as consumers are required to bear increased financial responsibility for their healthcare, our public portals will benefit as consumers utilize the decision-support and personal health information applications to better manage their health decisions.

•	Health Management Initiatives. Health plans and employers have begun to recognize that encouraging the good health of their members and employees not only benefits the members and employees but also has financial benefits for the health plans and employers. Healthier people generally need less care and fewer costly services. Thus, controlling costs by keeping people healthier and better managing chronic conditions has become a significant focus for America’s healthcare system. As part of the initiatives to keep members and employees healthier and to allow them to better manage chronic conditions, health plans and employers are offering their members and employees online access to health and wellness information and decision-support tools. We believe that we are well positioned to benefit from these trends because our private portals provide the tools and information employees and plan members need in order to make more informed decisions about healthcare provider, benefit and treatment options.

The healthcare industry in the United States and relationships among healthcare payers, providers and consumers are very complicated. In addition, the Internet and the market for online services are relatively new and still evolving. Accordingly, there can be no assurance that the trends identified above will continue or that the expected benefits to our businesses from our responses to those trends will be achieved. In addition, the market for healthcare information services is highly competitive and not only are our existing competitors seeking to benefit from these same trends, but the trends may also attract additional competitors.

Basis of Presentation

Our company is a Delaware corporation that was incorporated on May 3, 2005. On that date, 3,000 shares of our company’s common stock, par value $0.01 per share, were authorized. On May 4, 2005, 100 shares were issued to Emdeon. Our company was formed as a wholly owned subsidiary of Emdeon in preparation for an initial public offering (“IPO”) of equity securities in Emdeon’s WebMD segment. On September 6, 2005, Emdeon contributed to us, as a contribution to capital, the subsidiaries that comprise Emdeon’s WebMD segment and certain related assets and liabilities. During 2005, Emdeon contributed $64,857 in cash of which $40,000 was a capital contribution in September 2005. On September 27, 2005, we restated our Certificate of Incorporation: (a) to increase the authorized number of shares from 3,000 to 700,000,000 divided into three classes (50,000,000 shares of Preferred Stock, 500,000,000 shares of Class A Common Stock and 150,000,000 shares of Class B Common Stock); and (b) to convert the 100 shares of then outstanding common stock, all of which were held by Emdeon, into an aggregate of 48,100,000 shares of Class B Common Stock. Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to five votes. In connection with our IPO, we issued 7,935,000 shares of Class A Common Stock. All of our share and per share references in the accompanying consolidated financial statements have been adjusted retroactively to present the 48,100,000 shares of Class B Common Stock, outstanding as a result of the issuance of 100 shares of common stock on May 4, 2005 and the conversion of those shares on September 27, 2005 into Class B Common Stock, as if they had been outstanding for all prior periods.

Acquisitions

During 2005, we acquired two companies, Conceptis Technologies, Inc. (which we refer to as Conceptis) and HealthShare Technology, Inc. (which we refer to as HealthShare), which we refer to together as the 2005 Acquisitions:

•	On December 2, 2005, we acquired the assets of and assumed certain liabilities of Conceptis, a Montreal-based provider of online and offline medical education and promotion aimed at physicians and other healthcare professionals. The total purchase consideration of Conceptis was approximately $19,603, comprised of $19,000 in cash and $603 of estimated acquisition costs. The results of operations of Conceptis have been included in the Online Services and the Publishing and Other Services segments from December 2, 2005, the closing date of the acquisition.

•	On March 14, 2005, we acquired HealthShare, which provides online tools that compare the cost and quality measures of hospitals for use by consumers, providers and health plans. We acquired HealthShare for a total purchase consideration of approximately $29,883, comprised of $29,533 in cash, net of cash acquired and $350 of estimated acquisition costs. The results of operations of HealthShare are included in our Online Services segment beginning March 14, 2005, the closing date of the acquisition.

During 2004, we acquired two companies, MedicineNet, Inc. (which we refer to as MedicineNet) and RxList, LLC (which we refer to as RxList), which we refer to together as the 2004 Acquisitions:

•	On December 24, 2004, we acquired MedicineNet, a health information site for consumers, for a total purchase consideration of approximately $17,223, comprised of $16,732 in cash, net of cash acquired, and $491 of acquisition costs. In addition, we have agreed to pay up to an additional $15,000 during the three months ending March 31, 2006, if the number of page views on MedicineNet’s Web sites exceeds certain thresholds during the calendar year 2005. We accrued $7,250 as of December 31, 2005 for the expected cash payment during the quarter ended March 31, 2006 related to MedicineNet’s achievement of page views exceeding certain thresholds during 2005. The results of operations of MedicineNet are included in our Online Services segment.

•	On October 1, 2004, we acquired RxList, a privately held operator of an online drug directory, for a total purchase consideration of approximately $5,216, comprised of $4,500 in cash, $500 to be paid during the three months ended March 31, 2006 and $216 of acquisition costs. In addition, we have agreed to pay up to an additional $2,500 during each of the three month periods ending March 31, 2006 and 2007, if the number of page views on RxList’s Web sites exceeds certain thresholds during each of the three month periods ending December 31, 2005 and 2006, respectively. We accrued $2,387 as of December 31, 2005 for the cash payment made in February 2006 related to RxList’s achievement of page views exceeding certain thresholds during the three months ended December 31, 2005. The results of operations of RxList are included in our Online Services segment.

During 2003, we acquired the companies that comprise The Little Blue Book and we acquired the assets of Optate, Inc. (which we refer to as Optate), which we refer to together as the 2003 Acquisitions:

•	On May 29, 2003, we acquired The Little Blue Book, a company that maintains a database containing physician practice information and publishes a pocket-sized reference book containing physician practice and contact information, for a total purchase consideration of approximately $10,061, comprised of $9,926 in cash, net of cash acquired and $135 of acquisition costs. In addition, we paid an additional purchase price of $1,000 and $1,500 in April 2005 and 2004, respectively, as a result of achieving certain financial milestones during 2004 and 2003. The results of operations of The Little Blue Book are included in our Publishing and Other Services segment.

•	On April 30, 2003, we acquired the assets and assumed certain liabilities of Optate, a provider of healthcare benefit decision-support tools and solutions to its clients through online technology, for a total purchase consideration of approximately $4,052, comprised of $4,000 in cash and $52 of acquisition costs. The results of operations of Optate are included in our Online Services segment.

Seasonality

The timing of our revenue is affected by seasonal factors. Advertising and sponsorship revenue within our Online Services segment is seasonal, primarily due to the annual budget approval process of the advertising and sponsorship clients of our public portals. This portion of our revenue is usually the lowest in the first quarter of each calendar year, and increases during each consecutive quarter throughout the year. Our private portal licensing revenue is historically higher in the second half of the year as new customers are typically added during this period in conjunction with their annual open enrollment periods for employee benefits. Finally, the annual distribution cycle within our Publishing and Other Services segment results in a significant portion of our revenue in this segment being recognized in the second and third quarter of each calendar year. The timing of revenue in relation to our expenses, much of which do not vary directly with revenue, has an impact on cost of operations, sales and marketing and general and administrative expenses as a percentage of revenue in each calendar quarter.

Critical Accounting Policies and Estimates

Our MD&A is based upon our consolidated financial statements and notes to consolidated financial statements, which were prepared in conformity with U.S. generally accepted accounting principles. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, current business factors, and various other assumptions that we believe are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities and disclosure of contingent assets and liabilities. We are subject to uncertainties such as the impact of future events, economic and political factors, and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in preparation of our financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to our consolidated financial statements.

We evaluate our estimates on an ongoing basis, including those related to revenue recognition, the allowance for doubtful accounts, the carrying value of prepaid advertising, the carrying value of long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets (excluding goodwill), the carrying value, capitalization and amortization of software and Web site development costs, the provision for income taxes and related deferred tax accounts, certain accrued expenses and contingencies, share-based awards to employees and transactions with Emdeon.

We believe the following reflects our critical accounting policies and our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue Recognition. Revenue from advertising is recognized as advertisements are delivered or as publications are distributed. Revenue from sponsorship arrangements, content syndication and distribution arrangements, and licenses of healthcare management tools and private portals are recognized ratably over the term of the applicable agreement. Revenue from the sponsorship of CME is recognized over the period we substantially complete our contractual deliverables as determined by the applicable agreements. Subscription revenue is recognized over the subscription period. When contractual arrangements contain multiple elements, revenue is allocated to each element based on its relative fair value determined using prices charged when elements are sold separately. In certain instances where fair value does not exist for all the elements, the amount of revenue allocated to the delivered elements equals the total consideration less the fair value of the undelivered elements.

•	Long-Lived Assets. Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill, are amortized over their estimated useful lives, which we determined based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually, and whenever indicators of impairment are present. We use a discounted cash flow approach to determine the fair value of goodwill. There was no impairment of goodwill noted as a result of our impairment testing in 2005.

•	Deferred Tax Assets. Our deferred tax assets are comprised primarily of net operating loss carryforwards. At December 31, 2005, we had net operating loss carryforwards of approximately $642,563. Subject to certain limitations, these loss carryforwards may be used to offset taxable income in future

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

•	Transactions with Emdeon. As discussed further below, our expenses reflect a services fee for an allocation of costs for corporate services provided by Emdeon. Our expenses also reflect the allocation of a portion of the cost of Emdeon’s healthcare plans and the allocation of stock-based compensation expense related to restricted stock awards and other stock-based compensation. Our sales and marketing expense reflects an allocation to Emdeon for the utilization by it of advertising services available to us from News Corporation. Additionally, our revenue include revenue from Emdeon for services we provide.

Transactions with Emdeon

Prior to September 28, 2005, Emdeon allocated certain corporate expenses, including accounting, tax, treasury, legal, human resources, certain information technology functions and other services. These expense allocations were determined on a basis that we and Emdeon considered to be a reasonable assessment of the cost of providing these services exclusive of any profit margin. The basis we and Emdeon used to determine these expense allocations required management to make certain judgments and assumptions. Upon the IPO, we and Emdeon entered into a Services Agreement pursuant to which Emdeon provides us with specified services, and we reimburse Emdeon for the cost of these services. The allocation and cost methodologies used prior to the IPO were the basis for the calculation of the services fee charges. Emdeon has agreed to make the services available to us for up to five years; however, we are not required to continue to obtain services from Emdeon and are able to terminate services, in whole or in part, at any time, generally by providing, with respect to the specified services or groups of services, 60 days’ prior notice and, in some cases, paying a nominal termination fee to cover costs relating to the termination. The terms of the Services Agreement provide that Emdeon has the option to terminate the services that it provides for us, in whole or in part, if it ceases to provide such services for itself, upon at least 180 days’ written notice to us.

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

We and Emdeon entered into a Tax Sharing Agreement, dated as of September 23, 2005 (“Original Tax Sharing Agreement”). On February 15, 2006, effective for tax years beginning on and after January 1, 2006, we and Emdeon entered into an Amended and Restated Tax Sharing agreement (“Amended Tax Sharing Agreement”) that supersedes the Original Tax Sharing Agreement. Under the Amended Tax Sharing Agreement, Emdeon has agreed to compensate us for any use of our net operating losses that may result from certain extraordinary transactions, including a sale by Emdeon of its Business Services and Practice Services operating segments.

On January 31, 2006, we entered into additional agreements with Emdeon in which we agreed to support each other’s product development and marketing efforts relating to specific product lines for agreed upon fees as defined in the agreements. The new agreements cover a term of five years.

The consolidated financial statements include allocations for the following:

Charges from the Company to Emdeon

•	Revenue. Our revenue includes revenue from Emdeon for services we provide to other Emdeon businesses for licensing of our private portal services, revenue for licensing of our database of physicians, and advertising by Emdeon in The Little Blue Book, our physician directory. We record these revenue at rates comparable to those charged to third parties for comparable services.

•	Advertising Expense. Emdeon utilized the advertising services available to us from News Corporation, which are included in prepaid advertising within the accompanying consolidated balance sheets. We allocated costs to Emdeon based on its utilization of this asset. This charge included a proportional allocation based on the number of Emdeon operating segments identified in each advertisement and an allocation of cost to Emdeon for the promotion of the WebMD brand. Our portion of the advertising services utilized is reflected in sales and marketing expense and is reported net of the amount charged to Emdeon. On August 5, 2005, Emdeon and other businesses of Emdeon began to use “Emdeon” as their primary brand, instead of “WebMD.” Accordingly, we no longer allocate any advertising expense to Emdeon, or other businesses of Emdeon, related to any advertising that promotes the WebMD brand. If Emdeon uses our prepaid advertising for promotion of the Emdeon brand or other brands used by its other businesses, we will allocate the related cost to Emdeon; however, the amount of such future usage, if any, is currently unknown.

Charges from Emdeon to Our Company

•	Corporate Services. We are charged a services fee for costs related to corporate services provided by Emdeon. These amounts are reflected in general and administrative expenses within our consolidated statements of operations, net of any costs we may incur on behalf of Emdeon. Certain of our employees that had previously been associated with Emdeon were transferred to us during the third quarter of 2005 thus, our specific identification services fee, which historically reflected the expense of those employees, has been eliminated.

•	Healthcare Expense. We are charged healthcare expense for our employees’ participation in Emdeon’s healthcare plans. Healthcare expense is charged based on the total number of employees of our company and reflects Emdeon’s average cost of these benefits per employee. Healthcare expense is reflected in our consolidated statements of operations in the same expense caption as the related salary costs of those employees. We expect healthcare expense to vary in accordance with increases or decreases in our employee base and consistent with the cost of Emdeon’s healthcare plans.

•	Stock-based Compensation Expense. Stock-based compensation expense is related to restricted stock awards of our Class A Common Stock and of Emdeon’s common stock that have been granted to certain of our employees. Stock-based compensation expense is also related to shares of our Class A Common Stock issued to non-employee directors for their annual board and committee retainers and stock options assumed or issued to employees in connection with certain acquisitions in 2000 with exercise prices less than the fair market value of Emdeon’s common stock on the date of grant. Stock-based compensation expenses are allocated on a specific employee identification basis. Stock-based compensation expense is reflected in our consolidated statements of operations in the same expense captions as the related salary costs of those employees. Stock-based compensation expense associated with non-employee directors is included in general and administrative expenses. Stock-based compensation expense allocated to us by Emdeon will increase significantly due to our adoption of SFAS 123R on January 1, 2006, as discussed in Note 2 to the consolidated financial statements included in this Annual Report.

The following table summarizes the allocations reflected in our consolidated financial statements:

	Year Ended December 31,
	2005	2004	2003

Charges from the Company to Emdeon:
Intercompany revenue	$336	$—	$—
Advertising expense	1,877	4,702	7,807
Charges from Emdeon to the Company:
Corporate services — specific identification	1,756	3,618	3,377
Corporate services — shared services allocation	3,361	2,973	2,882
Healthcare expense	2,728	2,357	1,743
Stock-based compensation expense	1,356	1,749	1,597

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Year Ended December 31,
	2005		2004		2003
	$	%	$	%	$	%

Revenue	$168,938	100.0	$134,148	100.0	$110,152	100.0
Costs and expenses:
Cost of operations	70,538	41.8	52,377	39.0	46,998	42.7
Sales and marketing	51,756	30.6	47,358	35.3	47,917	43.5
General and administrative	29,550	17.5	22,122	16.5	18,016	16.4
Depreciation and amortization	10,653	6.3	5,620	4.2	4,463	4.0
Interest income	1,790	1.1	—	—	—	—

Income (loss) before income tax provision	8,231	4.9	6,671	5.0	(7,242)	(6.6)
Income tax provision	486	0.3	210	0.2	183	0.1

Net income (loss)	$7,745	4.6	$6,461	4.8	$(7,425)	(6.7)

Revenue is derived from our two business segments: Online Services, and Publishing and Other Services. Our Online Services segment derives revenue from advertising, sponsorship (including online CME services), content syndication and distribution, and licenses of private online portals to employers, healthcare payers and others. Our Publishing and Other Services segment derives revenue from sales of, and advertising in, our physician directories, subscriptions to our professional medical reference textbooks, and advertisements in WebMD the Magazine. As a result of the acquisition of the assets of Conceptis, we also generate revenue from in-person CME programs. Included in our Online Services’ revenue are revenue related to our agreements with News Corporation and AOL:

•	We had licensed our content to News Corporation for use across its media properties for four years ending in January 2005, for cash payments totaling $12,000 per contract year.

•	Our company and AOL share revenue from advertising, commerce and programming on the health channels of certain AOL online sites and on a co-branded service we created for AOL. Under the terms of the current agreement which expires in May 2007, our revenue share is subject to a minimum annual guarantee. Included in the accompanying consolidated statements of operations, for the years ended December 31, 2005, 2004 and 2003 is revenue of $7,805, $7,242 and $5,087, respectively, which represents sales to third parties of advertising and sponsorship on the AOL health channels, primarily sold through our sales team. Also included in revenue during the years ended December 31, 2005 and 2004 is $5,951 and $3,754, respectively, related to the guarantee discussed above.

Our customers include pharmaceutical, biotechnology, medical device and consumer products companies, as well as employers and health plans. Our customers also include physicians and other healthcare providers who buy our physician directories and reference text books.

Our discussions throughout this MD&A reference certain non-cash expenses. The following is a summary of our principal non-cash expenses:

•	Non-cash advertising expense. Expense related to the use of our prepaid advertising inventory that we received from News Corporation in exchange for equity instruments that Emdeon issued in connection with an agreement it entered into with News Corporation in 1999 and subsequently amended in 2000. This non-cash advertising expense is included in cost of operations when we utilize this advertising inventory in conjunction with offline advertising and sponsorship programs and is included in sales and marketing expense when we use the asset for promotion of our brand. The portion of the non-cash expense that is reflected in sales and marketing expense is reflected net of the expense we charge to Emdeon in connection with its use of this asset.

•	Non-cash distribution expense. Expense related to the amortization of a warrant that Emdeon issued in 2001 to AOL as part of a strategic alliance Emdeon entered into with Time Warner in May 2001, under which our company became the primary provider of healthcare content, tools and services for use on certain AOL properties. This expense is included in sales and marketing expense.

•	Non-cash stock-based compensation expense. Expense related to awards of our restricted Class A Common Stock and awards of restricted Emdeon common stock that have been granted to certain of our employees. Expense also related to shares issued to our non-employee directors as well as stock options assumed or issued to employees in connection with certain acquisitions in 2000 with exercise prices less than the fair market value of Emdeon’s common stock on the date of grant. Non-cash stock-based compensation expense is reflected in the same expense captions as the related salary costs of the respective employees.

Cost of operations consists of costs related to services and products we provide to customers and costs associated with the operation and maintenance of our public and private portals. These costs relate to editorial and production, Web site operations, non-capitalized Web site development costs, and costs related to the production and distribution of our publications. These costs consist of expenses related to compensation, non-cash stock-based compensation, creating and licensing content, telecommunications, leased properties, printing and distribution, and non-cash advertising expenses related to the sale of offline advertising through our media partners.

Sales and marketing expense consists primarily of advertising, product and brand promotion, salaries and related expenses, and non-cash stock-based compensation. These expenses include items related to salaries and related expenses of account executives, account management and marketing personnel, costs and expenses for marketing programs, and fees for professional marketing and advertising services. Also included in sales and marketing expense are the non-cash advertising and distribution expenses discussed above.

General and administrative expense consists primarily of salaries, non-cash stock-based compensation and related expenses of administrative, finance, legal, information technology, human resources and executive personnel. These expenses include costs of general insurance and costs of accounting and internal control systems to support our operations, a services fee for our portion of certain expenses shared across all segments of Emdeon, as well as facilities expense.

2005 and 2004

The following discussion is a comparison of our results of operations on a consolidated basis for the year ended December 31, 2005 to the year ended December 31, 2004.

Revenue

Our total revenue increased 25.9% to $168,938 in 2005, from $134,148 in 2004. Online Services accounted for $32,013 or 92.0% of the revenue increase for 2005. Publishing and Other Services accounted for $2,777 or 8.0% of the revenue increase for 2005. Our revenue from customers acquired through our acquisitions in 2005 and 2004 contributed $10,538 to the overall increase in revenue for 2005. Our content syndication revenue and earnings for the year ended December 31, 2005 also reflect a $11,000 decline relating to the expiration in January 2005 of our content syndication agreement with News Corporation, which had no corresponding incremental expenses.

Costs and Expenses

Cost of Operations.  Cost of operations increased to $70,538 in 2005 from $52,377 in 2004. As a percentage of revenue, cost of operations was 41.8% in 2005, compared to 39.0% in 2004. The increase as a percentage of revenue was primarily due to a change in revenue mix, as the News Corporation content syndication revenue, which had no corresponding incremental expenses, was replaced with revenue that has normal cost of operations. In addition, the increase was attributable to increases in compensation related costs due to higher staffing levels and outside personnel expenses relating to our Web site operations, non-capitalized Web site development costs, increased costs associated with creating and licensing our content and severance costs of approximately $700. Included in cost of operations were non-cash advertising costs of $336 in 2005 and $901 in 2004 related to the sale and fulfillment of online advertising.

Sales and Marketing.  Sales and marketing expense increased to $51,756 in 2005 from $47,358 in 2004. Included in sales and marketing expense in 2005 were non-cash expenses related to advertising and distribution services of $8,656, a decrease from $11,246 in 2004. The decrease in non-cash expenses was due to lower advertising expense related to our utilization of our prepaid advertising inventory as well as a decline in the expense related to our distribution arrangement with AOL, which was fully amortized in May 2004. We allocated $1,877 of advertising expense in 2005 to Emdeon related to its utilization of this asset as compared to $6,679 in 2004. As discussed elsewhere in this MD&A, our non-cash advertising expense is reflected net of what is charged to Emdeon for its utilization of the prepaid advertising. On August 5, 2005, Emdeon and other businesses of Emdeon began to use “Emdeon” as their primary brand, instead of “WebMD.” Accordingly, we will no longer allocate any advertising expense to Emdeon, or other businesses of Emdeon, related to any advertising that promotes the WebMD brand.

Sales and marketing expense, excluding non-cash advertising and distribution expense, was $43,100 or 25.5% of revenue in 2005, compared to $36,112 or 26.9% of revenue in 2004. Although we experienced increases in compensation related costs due to increased staffing and sales commissions related to higher revenue, the decrease as a percentage of revenue in 2005 was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in expenses. This was due to the fact that, with the exception of increased staffing and additional sales commissions, incremental revenue generally did not require additional sales and marketing expenses.

General and Administrative.  General and administrative expense increased to $29,550 in 2005 from $22,122 in 2004. Included in general and administrative expense were non-cash expenses related to stock-based compensation expense of $1,551 in 2005 and $636 in 2004. The increase in stock-based compensation expense primarily related to restricted stock issued in conjunction with the IPO.

General and administrative expense, excluding non-cash stock-based compensation expense discussed above, was $27,999 or 16.6% of revenue in 2005 compared to $21,486 or 16.0% of revenue in 2004. The increase compared to last year was primarily due to increases in personnel related expenses, including the increases as a result of acquisitions which were completed in the fourth quarter of 2004 and the first quarter of 2005 and approximately $2,200 of expense in connection with the resignation of our former CEO and recruitment of our Executive Vice President of Product and Programming and Chief Technology Officer. These items were partially offset by the elimination of expense related to the termination of a sponsorship agreement in 2004.

Depreciation and Amortization.  Depreciation and amortization expense increased to $10,653 in 2005 from $5,620 in 2004. The increase over the prior year period was primarily due to amortization of intangible assets relating to the 2005 Acquisitions and the 2004 Acquisitions as well as the increase in depreciation expense relating to the build out of our new corporate offices, which we completed in June 2005.

Interest Income.  Interest income relates to our investment of a portion of the proceeds from our IPO and a portion of the $40,000 cash capital contribution from Emdeon in U.S. Treasury Notes and auction rate securities.

Income Tax Provision.  Income tax provision primarily represents taxes from profitable operations in certain jurisdictions in which we do not have net operating losses to offset that income. Accordingly, we provided for taxes of $486 related to state and other jurisdictions in 2005, compared to $210 in 2004.

2004 and 2003

The following discussion is a comparison of our results of operations on a consolidated basis for the year ended December 31, 2004 to the year ended December 31, 2003.

Revenue

Our total revenue increased 21.8% to $134,148 in 2004 from $110,152 in 2003. Online Services and Publishing and Other Services accounted for $20,136 or 83.9% and $3,860 or 16.1%, of the revenue increase, respectively. The increase in Publishing and Other Services revenue was primarily due to $3,564 from the full year impact of the 2003 acquisition of The Little Blue Book. Revenue from customers acquired through our acquisitions in 2004 were not a significant portion of our 2004 revenue because these acquisitions occurred late in 2004. Included in our 2004 and 2003 revenue are $12,000 per year relating to our content syndication agreement with News Corporation, which expired in January 2005.

Costs and Expenses

Cost of Operations.  Cost of operations increased to $52,377 in 2004 from $46,998 in 2003. Our cost of operations represented 39.0% of revenue in 2004, compared to 42.7% of revenue in 2003. Included in cost of operations were non-cash advertising costs of $901 and $2,757 for 2004 and 2003, respectively, which reflects lower sales of offline advertising in 2004. Excluding the non-cash advertising costs, cost of operations increased to $51,476 in 2004 or 38.4% of revenue from $44,241 in 2003 or 40.2% of revenue. The $7,235 increase was attributable to increased spending on information technology and, to a lesser extent, the full year impact in 2004 of printing and distribution costs as a result of the 2003 acquisition of The Little Blue Book.

Sales and Marketing.  Sales and marketing expense decreased to $47,358 in 2004, from $47,917 in 2003. Included in sales and marketing expense were non-cash expenses related to advertising and distribution services of $11,246 in 2004, a decrease from $16,211 in 2003. This decrease was primarily due to a decline in the expense related to our distribution arrangement with AOL which was fully amortized in May 2004. Sales and marketing expense excluding these non-cash expenses was $36,112, or 26.9% of revenue in 2004, compared to $31,706, or 28.8% of revenue in 2003. The $4,406 increase is due to compensation related costs due to a combination of increased commissions and increased staffing, and the full year impact in 2004 of the acquisition of The Little Blue Book.

General and Administrative.  General and administrative expense increased to $22,122 in 2004 from $18,016 in 2003. Included in general and administrative expense were non-cash expenses related to stock-based compensation expense of $636 in 2004 and $603 in 2003.

General and administrative expense, excluding non-cash stock-based compensation expense discussed above, was $21,486 or 16.0% of revenue in 2004 compared to $17,413 or 15.8% of revenue in 2003. The increase compared to last year was primarily due to increases in personnel related expenses resulting from an increase in the number of our staff, including the full year impact in 2004 of the 2003 acquisition of The Little Blue Book.

Depreciation and Amortization.  Depreciation and amortization expense increased to $5,620 in 2004 from $4,463 in 2003. The increase was primarily due to intangible assets relating to the 2004 Acquisitions and 2003 Acquisitions.

Income Tax Provision.  Income tax provision in 2004 and 2003 primarily represents taxes from profitable operations in certain jurisdictions in which we do not have net operating losses to offset that income. Accordingly, we provided for taxes of $210 and $183 related to state and other jurisdictions during 2004 and 2003, respectively.

Results of Operations by Operating Segment

We monitor the performance of our business based on earnings before interest, taxes, depreciation, amortization and other non-cash items. Other non-cash items include non-cash advertising and distribution expenses and non-cash stock-based compensation expense. Corporate and other overhead functions are allocated to segments on a specifically identifiable basis or other reasonable method of allocation. We consider these allocations to be a reasonable reflection of the utilization of costs incurred. We do not disaggregate assets for internal management reporting and, therefore, such information is not presented. There are no inter-segment revenue transactions.

The following table presents the results of our operations for each of our operating segments and a reconciliation to net income:

	Year Ended December 31,
	2005	2004	2003

Revenue
Online Services:
Advertising and sponsorship	$109,977	$83,828	$71,618
Licensing	34,113	15,841	8,923
Content syndication and other	8,210	20,618	19,610

Total Online Services	152,300	120,287	100,151
Publishing and Other Services	16,638	13,861	10,001

	$168,938	$134,148	$110,152
Earnings before interest, taxes, depreciation, amortization and other non-cash items
Online Services	$28,313	$24,902	$16,145
Publishing and Other Services	88	1,285	1,641

	28,401	26,187	17,786
Interest, taxes, depreciation, amortization and other non-cash items
Interest income	1,790	—	—
Depreciation and amortization	(10,653)	(5,620)	(4,463)
Non-cash advertising and distribution services	(8,992)	(12,147)	(18,968)
Non-cash stock-based compensation	(2,315)	(1,749)	(1,597)
Income tax provision	(486)	(210)	(183)

Net income (loss)	$7,745	$6,461	$(7,425)

2005 and 2004

The following discussion is a comparison of the results of operations for our two operating segments for the year ended December 31, 2005 to the year ended December 31, 2004.

Online Services.  Revenue was $152,300 in 2005, an increase of $32,013 or 26.6% from 2004. The increase was related to increased advertising and sponsorship revenue related to our public portals and licensing revenue from our private online portals, offset by a decline in content syndication and other revenue primarily due to a $11,000 decline in revenue in 2005 relating to the expiration of our content syndication agreement with News Corporation in January 2005. The increase was due to the number of brands and sponsored programs promoted on our sites. The number of such programs grew to 570 in 2005 compared to 380 in 2004. Also, supporting the increase in revenue was the increase in the number of companies using our private online portal which increased to 78 from 62 companies in the prior year. Included in revenue during the year ended December 31, 2005 was $7,661 and $933 related to the acquisitions of HealthShare and Conceptis, respectively. HealthShare had approximately 90 licensing customers as of December 31, 2005.

Earnings before interest, taxes, depreciation, amortization and other non-cash items was $28,313 or 18.6% of revenue in 2005, compared to $24,902 or 20.7% of revenue in 2004. This decline as a percentage of revenue was due primarily to charges of approximately $3,100 related to the resignation of our former CEO and other personnel and the recruitment of our Executive Vice President of Product and Programming and Chief Technology Officer. Higher information technology, as well as higher sales and marketing expenses and the decline in content syndication revenue from News Corporation, which had no corresponding incremental expenses, also contributed to this decline. These items contributing to the decline as a percentage of revenue were offset by the elimination of expenses related to the termination of a sponsorship agreement in 2004.

Publishing and Other Services.  Revenue was $16,638 in 2005, compared to $13,861 in 2004. The increase was attributable to increased revenue from the launch of WebMD the Magazine and to a lesser extent the acquisition of Conceptis, offset by slight declines in our other offline publications.

Earnings before interest, taxes, depreciation, amortization and other non-cash items was $88 in 2005, compared to $1,285 in 2004. The decrease was due to the launch of WebMD the Magazine in April 2005, as well as the decline in advertising revenue in The Little Blue Book directories.

2004 and 2003

The following discussion is a comparison of the results of operations for our two operating segments for the year ended December 31, 2004 to the year ended December 31, 2003.

Online Services.  Revenue was $120,287 in 2004, an increase of $20,136 or 20.1% from 2003. The increase was related to increased advertising and sponsorship revenue related to our public portals and licensing revenue from our private online portals. The revenue increase was primarily due to increased demand for our public and private portals. The increase was due to the number of brands and sponsored programs promoted on our sites. The number of such programs grew to 380 in 2004 compared to 325 in 2003. Additionally, the number of companies using our private portal platform grew to 62 at the end of 2004 compared to 40 in 2003. Included in content syndication and other revenue for 2004 and 2003 was $12,000 per year related to our content syndication agreement with News Corporation which expired in January 2005. Earnings before interest, taxes, depreciation, amortization and other non-cash items was $24,902 in 2004, an increase of $8,757 or 54.2% from 2003. As a percentage of revenue, earnings before interest, taxes, depreciation, amortization and other non-cash items was 20.7% in 2004, compared to 16.1% in 2003. The growth in earnings and margins was due to our ability to deliver the increased revenue without incurring a proportionate increase in overall expenses.

Publishing and Other Services.  Revenue was $13,861 in 2004, compared to $10,001 for 2003. The increase was attributable to the full year impact of the May 2003 acquisition of The Little Blue Book. Earnings before interest, taxes, depreciation, amortization and other non-cash items was $1,285 in 2004, a decrease of $356 from 2003. Our Publishing and Other Services segment is seasonal, where approximately 70% of our revenue was generated during the second and third quarter of 2004 when the majority of our physician directories are delivered. Due to the full year impact of The Little Blue Book acquisition on 2004 fixed expenses, as a percentage of revenue, earnings before interest, taxes, depreciation, amortization and other non-cash items declined to 9.3% in 2004, compared to 16.4% in 2003.

Liquidity and Capital Resources

Through September 28, 2005, we were a subsidiary of and wholly owned by Emdeon. Our shares began trading on the Nasdaq National Market under the ticker symbol “WBMD” on September 29, 2005. We closed and received proceeds from the IPO, of $125,392, net of underwriting discounts and expenses of $13,471. Up to the date of the IPO, our primary source of financing had been net cash amounts received from Emdeon, including $65,000 in cash during 2005 of which $40,000 was contributed during September 2005. Subsequent to the IPO, Emdeon has no obligation to provide us with any additional financing. We intend to use the net proceeds received from the IPO and the capital contribution from Emdeon for working capital and general corporate purposes, including capital expenditures and acquisitions. We plan to continue to enhance the relevance of our online services to our audience and sponsors and will continue to invest in acquisitions, strategic relationships, facilities and technological infrastructure and product development. We intend to grow each of our existing businesses and enter into complementary ones through both internal investments and acquisitions.

As of December 31, 2005, we had $153,777 of cash and cash equivalents and short-term investments. Our working capital as of December 31, 2005 was $151,856. Our working capital is affected by the timing of each period end in relation to items such as payments received from customers and payments made to vendors, internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities in 2005 was $28,605, which related to net income of $7,745 adjusted for non-cash expenses of $21,960, which included depreciation and amortization, non-cash advertising and distribution expense and non-cash stock-based compensation expense. Additionally, changes in working capital utilized cash flow of $1,100, primarily due to an increase in accounts receivable of $13,974, partially offset by increases in accrued expenses of $3,711, a deferred credit related to lease incentives of $4,398 and amounts due to Emdeon of $3,672. Cash provided by operating activities in 2004 was $18,138 which was primarily due to net income of $6,461 adjusted for $19,516 of non-cash expenses. Changes in working capital during 2004 utilized $7,839 of cash flow primarily due to a net increase in accounts receivable of $17,125, partially offset by an increase in deferred revenue of $4,878 and an increase in accrued expenses of $2,952 resulting from the timing of payments made to vendors in relation to the period end.

Cash used in investing activities in 2005 was $146,606, which primarily related to net purchases of available-for-sale securities of $77,728, the acquisitions of HealthShare and Conceptis and investments in property and equipment primarily as a result of the build-out of our new corporate offices in New York. Cash flow used in investing activities was $26,742 in 2004, which primarily related to the acquisitions of MedicineNet and Rx List and investments in property and equipment of $4,321.

Cash provided by financing activities in 2005 principally relates to the proceeds received from the IPO and net cash amounts received from, or transferred to, Emdeon.

The following table summarizes our principal commitments as of December 31, 2005 for future specified contractual obligations that have not been accrued for in our consolidated balance sheet, as well as the estimated timing of the cash payments associated with these obligations. Management has used estimates and assumptions as to the timing of the cash flows associated with these commitments. Management’s estimates of the timing of future cash flows are largely based on historical experience, and accordingly, actual timing of cash flows may vary from these estimates.

		Less Than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Leases	$37,341	$4,351	$7,515	$7,296	$18,179
Purchase obligations(1)	874	874	—	—	—
Advertising relationship(2)	625	500	125	—	—

Total	$38,840	$5,725	$7,640	$7,296	$18,179

(1)	Purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity and delivery.

(2)	This advertising relationship represents a commitment for advertising placements to promote our brand.

Potential future cash commitments not included in the specified contractual obligations table above or accrued for in our consolidated balance sheet include a contingent consideration payment of up to $2,500 for RxList which will be determined based on 2006 measurements and our anticipated 2006 capital expenditure requirements which we currently estimate at $20,000 to $25,000. Our anticipated capital expenditures will be to enhance our Web site in order to enable us to service future growth in unique users, page views and private portal customers, as well as to create new sponsorship areas for our customers. The table above also does not include the cash payments totaling $25,500 during the first quarter of 2006 in connection with the acquisition of eMedicine. We believe that our available cash resources and future cash flow from operations, will provide sufficient cash resources to meet the commitments described above and to fund our currently anticipated working capital and capital expenditure requirements for up to twenty-four months. Our future liquidity and capital requirements will depend upon numerous factors, including retention of customers at current volume and revenue levels, our existing and new application and service offerings, competing technological and market developments, and potential future acquisitions. In addition, our ability to generate cash flow is subject to numerous factors beyond our control, including general economic, regulatory and other matters affecting us and our customers. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. We cannot assure you that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders. Future indebtedness may impose various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

Recent Accounting Pronouncements

On November 3, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The guidance in this FSP addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance is to be applied prospectively in periods beginning after December 15, 2005. We believe the adoption of this FSP will not have a material impact on our financial position or results of operations.

In June 2005, we adopted EITF Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements,” which provides new guidance for assessing amortization periods for leasehold improvements placed in service significantly after and not contemplated at or near the beginning of the initial lease term and acquired in a business combination. The guidance requires that the amortization of the leasehold improvement be based on the shorter of the useful life of the assets or a term that includes required lease periods and reasonably assured renewal periods. We believe the adoption of this EITF will not have a material impact on our financial position or results of operations.

In December 2004, FASB issued SFAS No. 123, “(Revised 2004): Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the fiscal year that begins after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. We have adopted SFAS 123R beginning January 1, 2006. We have adopted the modified prospective transition method utilizing the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. The modified prospective method requires that we begin recording compensation expense for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R using the same grant date fair value and same expense attribution method used under SFAS 123. Additionally, we have applied the straight-line attribution method for all equity grants subsequent to January 1, 2006 rather than the accelerated method that we have used for all grants prior to January 1, 2006. The adoption of SFAS 123R will have a material impact on the consolidated financial statements. The future stock-based compensation expenses will be materially different than the pro forma expenses disclosed in accordance with SFAS 123 in our consolidated financial statements due to the stock options and restricted stock awards issued in connection with the IPO are outstanding from September 25, 2005 through December 31, 2005.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal and maintain adequate liquidity, while at the same time maximizing the yield we receive from our investment portfolio. This objective is accomplished by adherence to our investment policy, which establishes the list of eligible types of securities and credit requirements for each investment.

Changes in prevailing interest rates will cause the principal amount of the investment to fluctuate. To minimize this risk, we will maintain a portfolio of cash equivalents, short-term investments and marketable securities in commercial paper, non-government debt securities, money market funds and highly liquid United States Treasury notes. We view these high grade securities within our portfolio as having similar market risk characteristics.

Principal amounts expected to mature are $79.0 million during 2006.

We have not utilized derivative financial instruments in our investment portfolio.

Exchange Rate Sensitivity

Currently, substantially all of our sales and expenses are denominated in United States dollars; however, with the acquisition of the assets of Conceptis, we are exposed to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Canadian dollar. This exposure arises primarily as a result of translating the results of Conceptis’ foreign operations to the United States dollar at exchange rates that have fluctuated from the beginning of the accounting period. As Conceptis was purchased in December 2005, there was not a material impact on our results of operations as a result of foreign currency translation.

We believe that future exchange rate sensitivity related to Conceptis will not have a material effect on our financial condition or results of operations.

Item 8.	Financial Statements and Supplementary Data

Financial Statements

Our financial statements required by this item are contained on pages F-1 through F-34 of this Annual Report on Form 10-K. See Item 15(a)(1) for a listing of financial statements provided.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WebMD’s disclosure controls and procedures provided reasonable assurance that all material information required to be filed in this Annual Report has been made known to them in a timely fashion.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in WebMD’s internal control over financial reporting occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report and will be filed in a definitive proxy statement or by an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 10.	Directors and Executive Officers of the Registrant

We will provide information that is responsive to this Item 10 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Directors and Executive Officers,” and possibly elsewhere therein. That information is incorporated in this Item 10 by reference.

Item 11.	Executive Compensation

We will provide information that is responsive to this Item 11 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Executive Compensation,” and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We will provide information that is responsive to this Item 12 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” and possibly elsewhere therein. That information is incorporated in this Item 12 by reference.

Item 13.	Certain Relationships and Related Transactions

We will provide information that is responsive to this Item 13 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Certain Relationships and Related Transactions,” and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.

Item 14.	Principal Accountant Fees and Services

We will provide information that is responsive to this Item 14 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Services and Fees of Ernst & Young,” and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)-(2) Financial Statements and Schedules

The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements and Supplemental Data on page F-1 are filed as part of this Report.

(a)(3) Exhibits

See “Index to Exhibits” beginning on page E-1, which is incorporated by reference herein. The Index to Exhibits lists all exhibits filed with this Report and identifies which of those exhibits are management contracts and compensation plans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2006.

WebMD Health Corp.
By:	/s/ Anthony Vuolo
Anthony Vuolo
Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Anthony Vuolo, Lewis H. Leicher and Douglas W. Wamsley, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Wayne T. Gattinella Wayne T. Gattinella	Director; President and Chief Executive Officer (principal executive officer)	March 16, 2006

/s/ Anthony Vuolo Anthony Vuolo	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 16, 2006

/s/ Mark J. Adler, M.D. Mark J. Adler, M.D.	Director	March 16, 2006

/s/ Neil F. Dimick Neil F. Dimick	Director	March 16, 2006

/s/ Jerome C. Keller Jerome C. Keller	Director	March 16, 2006

/s/ James V. Manning James V. Manning	Director	March 16, 2006

/s/ Abdool Rahim Moossa, M.D. Abdool Rahim Moossa, M.D.	Director	March 16, 2006

Signature	Capacity	Date

/s/ Stanley S. Trotman, Jr. Stanley S. Trotman, Jr.	Director	March 16, 2006

/s/ Martin J. Wygod Martin J. Wygod	Director	March 16, 2006

WEBMD HEALTH CORP.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The following financial statements of the Company and its subsidiaries required to be included in Item 15(a) (1) of Form 10-K are listed below:

Page

WebMD Health Corp.
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2005 and 2004	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003	F-4
Consolidated Statements of Stockholders’ Equity and Owner’s Net Investment for the Years Ended December 31, 2005, 2004 and 2003	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	F-6
Notes to Consolidated Financial Statements	F-7
Supplemental Financial Data:
The following supplementary financial data of the Registrant and its subsidiaries required to be included in Item 15 (a) (2) of Form 10-K are listed below:
Schedule II — Valuation and Qualifying Accounts	S-1

All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in the notes thereto. Columns omitted from the schedule filed have been omitted because the information is not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
WebMD Health Corp.

We have audited the accompanying consolidated balance sheets of WebMD Health Corp. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and owner’s net investment, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WebMD Health Corp. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Ernst & Young LLP

MetroPark, New Jersey
March 16, 2006

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$75,704	$3,456
Short-term investments	78,073	—
Accounts receivable, net of allowance for doubtful accounts of $859 at December 31, 2005 and $798 at December 31, 2004	57,245	38,453
Current portion of prepaid advertising	7,424	10,350
Other current assets	3,977	2,619

Total current assets	222,423	54,878
Property and equipment, net	21,014	6,316
Prepaid advertising	12,104	20,047
Goodwill	100,669	52,614
Intangible assets, net	20,503	12,065
Other assets	176	576

	$376,889	$146,496

LIABILITIES, STOCKHOLDERS’ EQUITY AND OWNER’S NET INVESTMENT
Current liabilities:
Accrued expenses	$34,072	$15,874
Deferred revenue	32,823	29,885
Due to Emdeon	3,672	—

Total current liabilities	70,567	45,759
Other long-term liabilities	7,010	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value per share, 500,000,000 shares authorized; 7,954,426 shares issued and outstanding at December 31, 2005; no shares issued and outstanding at December 31, 2004	80	—
Class B Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 48,100,000 shares issued and outstanding at December 31, 2005; no shares issued and outstanding at December 31, 2004	481	—
Deferred stock compensation	(5,736)	—
Additional paid-in capital	296,266	—
Accumulated other comprehensive income	(112)	—
Retained earnings	8,333	—
Owner’s net investment	—	100,737

Total stockholders’ equity and owner’s net investment	299,312	100,737

	$376,889	$146,496

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003

Revenue	$168,938	$134,148	$110,152
Costs and expenses:
Cost of operations	70,538	52,377	46,998
Sales and marketing	51,756	47,358	47,917
General and administrative	29,550	22,122	18,016
Depreciation and amortization	10,653	5,620	4,463
Interest income	1,790	—	—

Income (loss) before income tax provision	8,231	6,671	(7,242)
Income tax provision	486	210	183

Net income (loss)	$7,745	$6,461	$(7,425)

Net income (loss) per common share:
Basic and diluted	$0.15	$0.13	$(0.15)

Weighted-average shares outstanding used in computing net income (loss) per common share:
Basic	50,132	48,100	48,100

Diluted	50,532	48,100	48,100

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OWNER’S NET INVESTMENT
(In thousands, except share amounts)

		Stockholders’ Equity
								Accumulated
		Class A		Class B				Other
	Owner’s Net	Common Stock		Common Stock		Deferred	Additional	Comprehensive	Retained
	Investment	Shares	Amount	Shares	Amount	Compensation	Paid-In-Capital	Income	Earnings	Total
Balance at December 31, 2002	$86,426	—	$—	—	$—	$—	$—	$—	$—	$86,426
Net Loss	(7,425)	—	—	—	—	—	—	—	—	(7,425)
Net transfers from Emdeon	6,526	—	—	—	—	—	—	—	—	6,526

Balances at December 31, 2003	85,527	—	—	—	—	—	—	—	—	85,527
Net Income	6,461	—	—	—	—	—	—	—	—	6,461
Net transfers from Emdeon	8,749	—	—	—	—	—	—	—	—	8,749

Balances at December 31, 2004	100,737	—	—	—	—	——	—	—	—	100,737
Net income (loss)	(1,705)	—	—	—	—	——	—	—	9,450	7,745
Changes in unrealized losses on securities	—	—	—	—	—	—	—	(112)	—	(112)

Comprehensive Income	—	—	—	—	—	—	—	—	—	7,633
Transfers from Emdeon, including non-cash transfers	63,976	—	—	—	—	—	360	—	—	64,336
Contribution	(163,008)	—	—	48,100,000	481	—	162,527	—	—	—
Issuance of Class A Common Stock, net of costs	—	7,954,426	80	—	—	—	125,652	—	—	125,732
Stock options issued to Emdeon employees	—	—	—	—	—	—	1,117	—	(1,117)	—
Deferred stock compensation	—	—	—	—	—	(6,610)	6,610	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	874	—	—	—	874

Balances at December 31, 2005	$—	7,954,426	$80	48,100,000	$481	$(5,736)	$296,266	$(112)	$8,333	$299,312

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$7,745	$6,461	$(7,425)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,653	5,620	4,463
Non-cash advertising and distribution services	8,992	12,147	18,968
Non-cash stock-based compensation	2,315	1,749	1,597
Changes in operating assets and liabilities:
Accounts receivable	(13,974)	(17,125)	(1,452)
Other assets	(567)	1,456	(1,663)
Accrued expenses	3,711	2,952	(7,815)
Due to Emdeon	3,672	—	—
Deferred revenue	(952)	4,878	(3,756)
Other long-term liabilities	7,010	—	—

Net cash provided by operating activities	28,605	18,138	2,917
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	87,450	—	—
Purchases of available-for-sale securities	(165,178)	—	—
Purchases of property and equipment	(18,126)	(4,321)	(1,518)
Cash paid in business combinations, net of cash acquired	(50,752)	(22,421)	(13,926)

Net cash used in investing activities	(146,606)	(26,742)	(15,444)
Cash flows from financing activities:
Issuance of Class A Common Stock	125,392	—	—
Net cash transfers from Emdeon	64,857	11,702	12,736

Net cash provided by financing activities	190,249	11,702	12,736

Net increase in cash and cash equivalents	72,248	3,098	209
Cash and cash equivalents at beginning of period	3,456	358	149

Cash and cash equivalents at end of period	$75,704	$3,456	$358

See accompanying notes.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1.	Background and Basis of Presentation

Background

WebMD Health Corp. (the “Company”) is a Delaware corporation that was formed as a wholly owned subsidiary of Emdeon Corporation (“Emdeon”) in preparation for an initial public offering (“IPO”) of equity securities in Emdeon’s WebMD segment. The Company was incorporated on May 3, 2005 and on that date, 3,000 shares of the Company’s common stock, par value $0.01 per share, were authorized. On May 4, 2005, 100 shares were issued to Emdeon, then known as WebMD Corporation. In September 2005, Emdeon contributed to the Company, as a contribution to capital, the subsidiaries that comprise Emdeon’s WebMD segment and certain related assets and liabilities. During 2005, Emdeon contributed $64,857 in cash of which $40,000 was a capital contribution in September 2005. On September 27, 2005, the Company restated its Certificate of Incorporation (a) to increase the authorized number of shares from 3,000 to 700,000,000 divided into three classes (50,000,000 shares of Preferred Stock, 500,000,000 shares of Class A Common Stock and 150,000,000 shares of Class B Common Stock) and (b) to convert the 100 shares of then outstanding common stock, all of which were held by Emdeon, into an aggregate of 48,100,000 shares of Class B Common Stock. Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to five votes. In connection with the Company’s IPO, the Company issued 7,935,000 shares of Class A Common Stock. All of the Company’s share and per share references in the accompanying consolidated financial statements have been adjusted retroactively to present the 48,100,000 shares of Class B Common Stock, outstanding as a result of the issuance of 100 shares of common stock on May 4, 2005 and the conversion of those shares on September 27, 2005 into Class B Common Stock, as if they had been outstanding for all prior periods.

The Company provides health information services to consumers, physicians and other healthcare professionals, employers and health plans through the Company’s public and private online portals and health-focused publications. The Company’s two operating segments are:

•	Online Services. The Company provides both public and private online portals. The Company’s public portals for consumers enable them to obtain detailed information on a particular disease or condition, analyze symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest, enroll in interactive courses and participate in online communities with peers and experts. The Company’s public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (“CME”) credit and communicate with peers. The Company’s private portals enable employers and health plans to provide their employees and plan members with access to personalized health and benefit information and decision-support technology that helps them make more informed benefit, provider and treatment choices.

•	Publishing and Other Services. The Company publishes: medical reference textbooks; The Little Blue Book, a physician directory: and, since 2005, WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms. The Company also conducts in-person CME as a result of the acquisition of the assets of Conceptis Technologies, Inc. in December 2005.

Basis of Presentation

The consolidated financial statements have been derived from the consolidated financial statements and accounting records of Emdeon, principally representing its WebMD segment, and are based on the historical results of operations, and historical basis of assets and liabilities of this segment. Management believes the assumptions underlying the consolidated financial statements are reasonable. However, the consolidated financial statements included herein may not necessarily reflect the Company’s results of operations, financial

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Company been a stand-alone company during the periods presented. As of December 31, 2004, Emdeon’s net investment in the Company, including intercompany debt, is shown as owner’s net investment in lieu of stockholders’ equity in the consolidated financial statements, because a direct ownership relationship did not exist among all of the various entities comprising the Company during this period. In September 2005, Emdeon’s net investment in the Company was reclassified to additional paid-in capital. Transactions between the Company and Emdeon have been identified in the consolidated financial statements as transactions with Emdeon (see Note 4).

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The results of operations for companies acquired are included in the consolidated financial statements from the effective date of acquisition. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Seasonality

The timing of the Company’s revenue is affected by seasonal factors. Advertising and sponsorship revenue within the Online Services segment is seasonal, primarily as a result of the annual budget approval process of the advertising and sponsorship clients of the public portals. This portion of the Company’s revenue is usually the lowest in the first quarter of each calendar year, and increases during each consecutive quarter throughout the year. The Company’s private portal licensing revenue is historically higher in the second half of the year as new customers are typically added during this period in conjunction with their annual open enrollment periods for employee benefits. Finally, the annual distribution cycle within the Publishing and Other Services segment results in a significant portion of the Company’s revenue in this segment being recognized in the second and third quarter of each calendar year.

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities and disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect: revenue recognition, the allowance for doubtful accounts, the carrying value of prepaid advertising, the carrying value of long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets (excluding goodwill), the carrying value, capitalization and amortization of software and Web site development costs, the provision for income taxes and related deferred tax accounts, certain accrued expenses and contingencies, share-based awards to employees and transactions with Emdeon.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. The Company’s cash and cash equivalents are primarily invested in various money market accounts.

Marketable Securities

The Company classifies its investments in marketable securities as available-for-sale at the time of purchase and re-evaluates such classifications at each balance sheet date. Available-for-sale securities are carried at fair value as of the balance sheet date. As of December 31, 2005, all marketable securities were classified as available-for-sale and were primarily invested in U.S. Treasury Notes and auction rate securities. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income in stockholders’ equity. The cost of securities is based on the specific identification method.

Allowance for Doubtful Accounts

The allowance for doubtful accounts receivable reflects the Company’s best estimate of probable losses inherent in the Company’s receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence.

Internal Use Software

The Company accounts for internal use software development costs in accordance with Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Software development costs that are incurred in the preliminary project stage are expensed as incurred. Once certain criteria of SOP 98-1 have been met, internal and external direct costs incurred in developing or obtaining computer software are capitalized. Capitalized internal use software development costs are included in property and equipment in the accompanying consolidated balance sheet. Training and data conversion costs are expensed as incurred. Capitalized software costs are amortized over a three-year period.

Web Site Development Costs

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-2 “Accounting for Web Site Development Costs,” costs related to the planning and post implementation phases of the Company’s Web site development efforts, as well as minor enhancements and maintenance, are expensed as incurred. Direct costs incurred in the development phase are capitalized. The Company capitalized $1,222 during the year ended December 31, 2005. These capitalized costs are included in property and equipment in the accompanying consolidated balance sheet and are amortized over a three-year period. Amounts capitalized for Web site development costs were not material during the years ended December 31, 2004 or 2003.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. The useful lives are generally as follows:

Computer equipment	3 to 5 years
Office equipment, furniture and fixtures	4 to 7 years
Software	3 to 5 years
Web site development costs	3 years
Leasehold improvements	Shorter of useful life or lease term

Expenditures for maintenance, repair and renewals of minor items are expensed as incurred. Major betterments are capitalized.

Goodwill and Intangible Assets

Goodwill and intangible assets result from acquisitions accounted for under the purchase method. Intangible assets with definite lives are amortized on a straight-line basis over the estimated useful lives of the related asset as follows:

Content	3 to 5 years
Customer relationships	2 to 5 years
Acquired technology and patents	3 years
Trade names	3 to 7 years

Recoverability

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company reviews the carrying value of goodwill annually and whenever indicators of impairment are present. The Company measures impairment losses by comparing the carrying value of its reporting units to the fair value of its reporting units determined using an income approach valuation. The Company’s reporting units are determined in accordance with SFAS No. 142, which defines a reporting unit as an operating segment or one level below an operating segment.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

Leases

The Company recognizes lease expense on a straight-line basis, including predetermined fixed escalations, over the initial lease term, including reasonably assured renewal periods, net of lease incentives, from the time that the Company controls the leased property. Leasehold improvements made at the inception of the lease are amortized over the shorter of useful life or lease term. Lease incentives are recorded as a deferred rent credit and recognized as a reduction to rent expense on a straight-line basis over the lease term as described above.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

Revenue is derived from the Company’s Online Services and Publishing and Other Services segments:

•	Online Services. The Company generates revenue from its public portals through the sale of advertising and sponsorship products. The Company generates revenue from private portals through the licensing of its content and technology to employers, payers and others. The Company also distributes its online content and services to other entities and generates revenue from these arrangements from the sale of advertising and sponsorship products and from content syndication fees.

•	Publishing and Other Services. The Company generates revenue from sales of subscriptions to its medical reference publications, from sales of The Little Blue Book physician directory and from sales of advertisements in those directories and WebMD the Magazine. As a result of the acquisition of the assets of Conceptis Technologies, Inc. in December 2005, the Company also generates revenue from in-person CME programs.

Revenue from advertising is recognized as advertisements are delivered or as publications are distributed. Revenue from sponsorship arrangements, content syndication and distribution arrangements, and licenses of healthcare management tools and private portals are recognized ratably over the term of the applicable agreement. Revenue from the sponsorship of CME is recognized over the period the Company substantially completes its contractual deliverables as determined by the applicable agreements. Subscription revenue is recognized over the subscription period. When contractual arrangements contain multiple elements, revenue is allocated to each element based on its relative fair value determined using prices charged when elements are sold separately. In certain instances where fair value does not exist for all the elements, the amount of revenue allocated to the delivered elements equals the total consideration less the fair value of the undelivered elements.

Accounting for Stock-Based Compensation

As discussed more fully in Note 12, the Company accounts for employee options to purchase Company and Emdeon stock and restricted stock and for employee participation in the Emdeon employee stock purchase plan using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. No stock-based employee compensation cost is reflected in net income (loss) with respect to options granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based awards to non-employees are accounted for based on provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The following table illustrates the effect on net income (loss) and pro forma net income (loss) per common share if

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation at the beginning of each period:

	Years Ended December 31,
	2005	2004	2003

Net income (loss) as reported	$7,745	$6,461	$(7,425)
Add: Stock-based employee compensation expense included in reported net income (loss)	2,315	1,749	1,597
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(15,771)	(10,608)	(11,477)

Pro forma loss	$(5,711)	$(2,398)	$(17,305)

Net income (loss) per common share:
Basic and diluted — as reported	$0.15	$0.13	$(0.15)

Basic and diluted — pro forma	$(0.11)	$(0.05)	$(0.36)

The pro forma results above reflect stock-based compensation expense related to employee stock options and restricted stock issued in conjunction with the Company’s IPO from the date of issuance on September 28, 2005 through December 31, 2005. The pro forma results above are not intended to be indicative of or a projection of future results. Refer to Note 12 for assumptions used in computing the fair value amounts above.

Advertising Costs

Advertising costs are generally expensed as incurred and included in sales and marketing expense in the accompanying consolidated statements of operations. Advertising expense totaled $13,156, $13,920 and $17,380 in 2005, 2004 and 2003, respectively. Included in these amounts are non-cash advertising costs of $8,655, $9,302 and $10,378 in 2005, 2004 and 2003, respectively, related to the advertising services received from News Corporation.

Concentration of Credit Risk

None of the Company’s customers individually accounted for more than 10% of the Company’s revenue in 2005 or 2004 or more than 10% of the Company’s accounts receivable as of December 31, 2005 or 2004.

During 2003, two customers accounted for more than 10% of the Company’s revenue. As of December 31, 2003, one customer accounted for more than 10% of the Company’s accounts receivable.

	% of Revenue
	Year Ended	% of Accounts Receivable
	December 31,	December 31,
	2003	2003

Customer A	17.3%	12.0%
Customer B	10.9%	n/a

Each of the customers identified above relate to the Online Services operating segment.

The Company’s revenue is principally generated in the United States. An adverse change in economic conditions in the United States could negatively affect the Company’s revenue and results of operations. In connection with the acquisition of Conceptis Technologies Inc., the Company recorded revenue from foreign customers of $405 during the year ended December 31, 2005.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company places its short-term investments in a variety of financial instruments and, by policy, limits the amount of credit exposure through diversification and by restricting its investments to highly rated securities.

Income Taxes

Income taxes are accounted for using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes are recognized for the future tax consequence of differences between the tax and financial reporting basis of assets and liabilities at each reporting period. A valuation allowance is established to reduce deferred tax assets to the amounts expected to be realized.

Foreign Currency

The financial statements and transactions of the Company’s foreign facilities are maintained in their local currency. In accordance with SFAS No. 52, “Foreign Currency Translation,” the translation of foreign currencies into United States dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average exchange rates during the current year. The gains or losses resulting from translation are included as a component of accumulated other comprehensive income within stockholders’ equity and were not material in any of the periods presented. Foreign currency transaction gains and losses are included in net income (loss) and were not material in any of the periods presented.

Income (Loss) Per Share

Basic and diluted income (loss) per common share are presented in conformity with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). In accordance with SFAS No. 128, basic income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the periods presented. Diluted income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the periods, increased to give effect to potentially dilutive securities.

	Years Ended December 31,
	2005	2004	2003

Numerator:
Net income (loss)	$7,745	$6,461	$(7,425)

Denominator: (shares in thousands)
Weighted-average shares — Basic	50,132	48,100	48,100
Employee stock options and restricted stock	400	—	—

Adjusted weighted-average shares
after assumed conversions — Diluted	50,532	48,100	48,100

Net income (loss) per common share:
Basic and diluted	$0.15	$0.13	$(0.15)

There were 328,900 shares issuable pursuant to stock options excluded from the year ended December 31, 2005 calculation of diluted income (loss) per common share because these securities were anti-dilutive in accordance with their terms.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

On November 3, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The guidance in this FSP addresses the determination of when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance is to be applied prospectively in periods beginning after December 15, 2005. The Company believes the adoption of this FSP will not have a material impact on its financial position or results of operations.

In June 2005, the Company adopted EITF Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements,” which provides new guidance for assessing amortization periods for leasehold improvements placed in service significantly after and not contemplated at or near the beginning of the initial lease term and acquired in a business combination. The guidance requires that the amortization of the leasehold improvement be based on the shorter of the useful life of the assets or a term that includes required lease periods and reasonably assured renewal periods. The Company believes the adoption of this EITF will not have a material impact on its financial position or results of operations.

In December 2004, FASB issued SFAS No. 123, “(Revised 2004): Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the fiscal year that begins after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The Company has adopted SFAS 123R beginning January 1, 2006. The Company has adopted the modified prospective transition method utilizing the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. The modified prospective method requires that the Company begins to record compensation expense for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R using the same grant date fair value and same attribution method used under SFAS 123. Additionally, we have applied the straight-line attribution method for all equity grants subsequent to January 1, 2006 rather than the accelerated method that we have used for all grants prior to January 1, 2006. The adoption of SFAS 123R will have a material impact on the consolidated financial statements. The future stock-based compensation expenses will be materially different than the pro forma expenses disclosed above due to the stock options and restricted stock awards issued in connection with the IPO are outstanding from September 28, 2005 through December 31, 2005.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

3.	Initial Public Offering

The Company was a subsidiary of and wholly owned by Emdeon through September 28, 2005. The Company’s Class A Common Stock began trading on the Nasdaq National Market under the ticker symbol “WBMD” on September 29, 2005. The Company closed and received proceeds from the IPO on October 4, 2005. The IPO consisted of 7,935,000 shares of Class A Common Stock. Since the IPO, Emdeon has continued to own all 48,100,000 shares of the Company’s Class B Common Stock, representing 85.8% of the Company’s outstanding common stock and 96.7% of the combined voting power of the Company’s outstanding common stock. Each share of the Company’s Class B Common Stock is convertible at Emdeon’s option into one share of the Company’s Class A Common Stock. In addition, shares of the Class B Common Stock will automatically be converted, on a one-for-one basis, into shares of Class A Common Stock on a transfer to any person other than a majority owned subsidiary of Emdeon or a successor of Emdeon. On the fifth anniversary

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the closing date of the IPO, all then outstanding shares of Class B Common Stock will automatically be converted, on a one-for-one basis, into shares of Class A Common Stock. See Note 4 for a description of certain agreements governing the relationships between Emdeon and the Company following the IPO.

The Company received proceeds from the IPO of $125,392, net of underwriting discounts of $9,721 and costs of the IPO. The costs of the IPO, not including the underwriting discounts, were approximately $5,800. Approximately $2,000 of this amount was paid by Emdeon prior to the IPO. The Company intends to use the remaining net proceeds from the IPO for working capital and general corporate purposes, including capital expenditures and acquisitions.

4.	Transactions with Emdeon

Agreements with Emdeon

In connection with the IPO, the Company entered into a number of agreements with Emdeon governing the future relationship of the companies, including a Services Agreement, a Tax Sharing Agreement and an Indemnity Agreement. These agreements cover a variety of matters, including responsibility for certain liabilities, including tax liabilities, as well as matters related to Emdeon providing the Company with administrative services, such as payroll, accounting, tax, employee benefit plan, employee insurance, intellectual property, legal and information processing services. Under the Services Agreement, the Company has agreed to reimburse Emdeon an amount that reasonably approximates Emdeon’s cost of providing services to the Company. Emdeon has agreed to make the services available to the Company for up to five years; however, the Company is not required, under the Services Agreement, to continue to obtain services from Emdeon and is able to terminate services, in whole or in part, at any time generally by providing, with respect to the specified services or groups of services, 60 days’ prior notice and, in some cases, paying a nominal termination fee to cover costs relating to the termination. The terms of the Services Agreement provide that Emdeon has the option to terminate the services that it provides for the Company, in whole or in part, if it ceases to provide such services for itself, upon at least 180 days’ written notice to the Company.

On January 31, 2006, the Company entered into additional agreements with Emdeon in which both parties agreed to support each other’s product development and marketing efforts of specific product lines for agreed upon fees as defined in the agreements. The new agreements cover a term of five years.

On February 15, 2006, the Tax Sharing Agreement was amended to provide that Emdeon will compensate the Company for any use of the Company’s net operating losses that may result from certain extraordinary transactions, as defined in the Tax Sharing Agreement, including a sale by Emdeon of its Business Services and Practice Services operating segments.

Charges from the Company to Emdeon:

Revenue:  The Company sells certain of its products and services to Emdeon businesses. These amounts are included in revenue during the year ended December 31, 2005. The Company charges Emdeon rates comparable to those charged to third parties for similar products and services.

Advertising Expense:  The Company allocated costs to Emdeon based on its utilization of the Company’s advertising services. This charge included a proportional allocation based on the number of Emdeon operating segments identified in each advertisement and an allocation of cost to Emdeon for the promotion of the WebMD brand prior to Emdeon’s name change. On August 5, 2005, Emdeon and other businesses of Emdeon began to use “Emdeon” as their primary brand, instead of “WebMD.” Accordingly, the Company no longer allocates any advertising expense to Emdeon, or other businesses of Emdeon, related to any advertising that promotes the WebMD brand. The Company’s portion of the advertising services utilized is included in sales and marketing expense within the accompanying consolidated statements of operations, and is reported net of amounts charged to Emdeon.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Charges from Emdeon to the Company:

Corporate Services:  The Company is charged a services fee (the “Services Fee”) for costs related to corporate services provided by Emdeon. These expenses include certain accounting, tax, treasury, legal, human resources, certain information technology functions and other services. Costs allocated include compensation related costs, insurance and audit fees, outside personnel, facilities costs, professional fees, software maintenance and telecommunication costs. The Services Fee is based on Emdeon’s incurred costs of such services utilized by the Company, net of any costs incurred by the Company for the benefit of Emdeon. Included in the Services Fee are costs identified for dedicated employees managed centrally by Emdeon for certain of its functions across all of its segments. During the quarter ended September 30, 2005, these dedicated employees were transferred to the Company and accordingly, there was no charge for these dedicated employees from Emdeon to the Company during the quarter ended December 31, 2005 and there will be no such charge from Emdeon going forward. The amount reflected below under the caption “Corporate services — specific identification” reflects the costs for these employees through their date of transfer. The portion of the Services Fee charged for dedicated employees included a charge for their salaries, plus an overhead charge for these employees calculated based on a pro rata portion of their salaries to total salaries within the function. The Services Fee also includes an estimate of the cost of shared services utilized by the Company, calculated based on an allocation of total employees of both the Company and Emdeon or other reasonable measures of allocation. These amounts are reflected in general and administrative expenses within the accompanying consolidated statements of operations.

Healthcare Expense:  The Company is charged for its employees’ participation in Emdeon’s healthcare plans. Healthcare expense is charged based on the number of total employees of the Company and reflects Emdeon’s average cost of these benefits per employee. Healthcare expense is reflected in the accompanying consolidated statements of operations in the same expense captions as the related salary costs of those employees.

Stock-Based Compensation Expense:  Stock-based compensation expense is primarily related to restricted stock awards of the Company’s Class A Common Stock and of Emdeon’s Common Stock that have been granted to certain employees of the Company. Stock-based compensation expense is also related to shares issued to non-employee directors and stock options assumed or issued to employees in connection with certain acquisitions in 2000 with exercise prices less than the fair market value of Emdeon’s common stock on the date of grant. Stock-based compensation expenses are allocated on a specific employee identification basis. The expense associated with employees is reflected in the accompanying consolidated statements of operations in the same expense captions as the related salary costs of those employees. The expense associated with non-employee directors is included in general and administrative expenses.

The following table summarizes the allocations reflected in the Company’s consolidated financial statements:

	Years Ended December 31,
	2005	2004	2003

Charges from the Company to Emdeon:
Intercompany revenue	$336	$—	$—
Advertising expense	1,877	4,702	7,807
Charges from Emdeon to the Company:
Corporate services — specific identification	1,756	3,618	3,377
Corporate services — shared services allocation	3,361	2,973	2,882
Healthcare expense	2,728	2,357	1,743
Stock-based compensation expense	1,356	1,749	1,597

Prior to September 28, 2005, Emdeon allocated to the Company certain of the corporate expenses discussed above. These expense allocations were determined on a basis that Emdeon and the Company considered to be a reasonable assessment of the cost of providing these services, exclusive of any profit

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

margin. The basis Emdeon and the Company used to determine these expense allocations required management to make certain judgments and assumptions. Since the IPO, the Company has reimbursed Emdeon for the cost of these functions pursuant to the Services Agreement. The allocation and cost methodologies used to calculate the reimbursement amounts under the Services Agreement are based on the methodologies used prior to the IPO.

Emdeon uses a centralized approach to cash management. Prior to the IPO, all related activity between the Company and Emdeon was reflected as transactions in owner’s net investment in the Company’s consolidated balance sheet. Types of intercompany transactions between the Company and Emdeon included (i) cash deposits from the Company’s businesses which were transferred to Emdeon’s bank account on a regular basis, (ii) cash borrowings from Emdeon used to fund operations, capital expenditures, or acquisitions, and (iii) costs and benefits to and from Emdeon identified above. Certain intercompany transactions between Emdeon and the Company were non-cash in nature. Accordingly, these non-cash transactions were included within the change in owner’s net investment but did not affect the amounts of the net cash transfers from Emdeon included in the accompanying consolidated statements of cash flows. The following table summarizes the cash and non-cash components within owner’s net investment:

	Years Ended December 31,
	2005	2004	2003

Cash:
Transferred from Emdeon to the Company	$64,857	$11,702	$12,736
Non Cash:
Advertising utilization charged to Emdeon	(1,877)	(4,702)	(7,807)
Stock-based compensation expense charged to the Company	1,356	1,749	1,597

Increase in owner’s net investment	$64,336	$8,749	$6,526

On September 6, 2005, owner’s net investment was reclassified to additional paid-in capital within the accompanying consolidated balance sheet. From the date of the IPO, all cash intercompany transactions between the Company and Emdeon are settled on a timely basis. As of December 31, 2005, the Company owed Emdeon approximately $3,672.

5.	Business Combinations

  2005 Acquisitions

On December 2, 2005, the Company acquired the assets of and assumed certain liabilities of Conceptis Technologies, Inc. (“Conceptis”), a privately held Montreal-based provider of online and offline medical education and promotion aimed at physicians and other healthcare professionals. The total purchase consideration for Conceptis was approximately $19,603, comprised of $19,000 in cash and $603 of estimated acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $12,938 and an intangible asset subject to amortization of $7,000 were recorded. The Company expects that the goodwill and intangible asset recorded will be deductible for tax purposes. The intangible asset recorded was content with an estimated useful life of three years. The results of operations of Conceptis have been included in the financial statements of the Company from December 2, 2005, the closing date of the acquisition, and are included in the Online Services and the Publishing and Other Services segments. In connection with the Conceptis acquisition, the Company had long-lived assets based in foreign facilities of $24,626 as of December 31, 2005.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 14, 2005, the Company acquired HealthShare Technology, Inc. (“HealthShare”), a privately held company that provides online tools that compare the cost and quality measures of hospitals for use by consumers, providers and health plans. The total purchase consideration for HealthShare was approximately $29,883, comprised of $29,533 in cash, net of cash acquired and $350 of estimated acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $24,692 and intangible assets subject to amortization of $8,500 were recorded. The Company does not expect that the goodwill or intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $7,500 relating to customer relationships with estimated useful lives of five years and $1,000 relating to acquired technology with an estimated useful life of three years. The results of operations of HealthShare have been included in the financial statements of the Company from March 14, 2005, the closing date of the acquisition, and are included in the Online Services segment.

  2004 Acquisitions

On December 24, 2004, the Company acquired MedicineNet, Inc. (“MedicineNet”), a privately held health information Web site for consumers. The initial purchase consideration for MedicineNet was approximately $17,223 comprised of $16,732 in cash, net of cash acquired, and $491 of acquisition costs. In addition, the Company has agreed to pay up to an additional $15,000 during the three months ended March 31, 2006, if the number of page views on MedicineNet’s Web sites exceeds certain thresholds for the year ended December 31, 2005. The Company accrued $7,250 as of December 31, 2005 for the expected cash payment during the quarter ended March 31, 2006 related to MedicineNet’s achievement of page views exceeding certain thresholds during 2005. The accrual resulted in an increase to goodwill. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. Excluding the anticipated contingent consideration payment discussed above, goodwill of $9,991 and intangible assets subject to amortization of $6,600 were recorded in connection with the initial allocation of the purchase price. The Company does not expect that the goodwill or intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $5,600 relating to content with an estimated useful life of three years, $300 relating to customer relationships with estimated useful lives of two years and $700 relating to acquired technology with an estimated useful life of three years. The results of operations of MedicineNet have been included in the Online Services segment. The results of operations of MedicineNet from the closing date of the acquisition through December 31, 2004 were not material.

On October 1, 2004, the Company acquired RxList, LLC (“RxList”), a privately held provider of an online drug directory for consumers and healthcare professionals. The initial purchase consideration for RxList was approximately $5,216 comprised of $4,500 in cash, $500 to be paid during the three months ended March 31, 2006 and $216 of acquisition costs. In addition, the Company has agreed to pay up to an additional $2,500 during each of the three month periods ended March 31, 2006 and 2007, if the number of page views on RxList’s Web sites exceeds certain thresholds for each of the three month periods ended December 31, 2005 and 2006, respectively. The Company accrued $2,387 as of December 31, 2005 for the cash payment made in February 2006 related to RxList’s achievement of page views exceeding certain thresholds during the quarter ended December 31, 2005. The accrual resulted in an increase to goodwill. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. Excluding the anticipated contingent consideration payment discussed above, goodwill of $4,181 and an intangible asset subject to amortization of $1,054 were recorded in connection with the initial allocation of the purchase price. The Company expects that substantially all of the goodwill and intangible asset recorded will be deductible for tax purposes. The intangible asset consists of content with an estimated useful life of

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

five years. The results of operations of RxList have been included in the financial statements of the Company from October 1, 2004, the closing date of the acquisition, and are included in the Online Services segment.

  2003 Acquisitions

On May 29, 2003, the Company acquired The Little Blue Book (“LBB”), a company that maintains a database containing physician practice information and publishes a pocket-sized reference book containing physician practice and contact information. The total purchase consideration for LBB was approximately $10,061, comprised of $9,926 in cash, net of the cash acquired, and acquisition costs of $135. Additionally, the Company paid an additional $1,000 in April 2005 and an additional $1,500 in April 2004 as a result of LBB achieving certain financial milestones during the years ending December 31, 2004 and 2003, respectively. These payments resulted in increases to goodwill. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the initial allocation of the purchase price, goodwill of $8,545 and intangible assets subject to amortization of $2,815 were recorded. The Company expects that substantially all of the goodwill and intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $1,787 relating to a trade name with an estimated useful life of seven years, $761 relating to customer relationships with estimated useful lives of five years and $267 relating to acquired technology with an estimated useful life of three years. The results of operations of LBB have been included in the financial statements of the Company from May 29, 2003, the closing date of the acquisition, and are included in the Publishing and Other Services segment.

On April 30, 2003, the Company acquired the assets and assumed certain liabilities of Optate, Inc. (“Optate”), a provider of healthcare benefit decision-support tools and solutions to its clients through online technology. The total purchase consideration for this acquisition was approximately $4,052, comprised of $4,000 in cash and acquisition costs of $52. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price, goodwill of $4,070 and an intangible asset subject to amortization of $710 were recorded. The Company expects that substantially all of the goodwill recorded will be deductible for tax purposes. The intangible asset represents the fair value of customer relationships with estimated useful lives of five years. The results of operations of the acquired business have been included in the financial statements of the Company from April 30, 2003, the closing date of the acquisition, and are included in the Online Services segment.

Condensed Balance Sheet Data

The following table summarizes the tangible and intangible assets acquired, the liabilities assumed and the consideration paid for each acquisition:

					The Little
	Conceptis	HealthShare	MedicineNet	RxList	Blue Book	Optate

Accounts receivable	$2,893	$1,925	$1,081	$—	$2,568	$—
Deferred revenue	(2,940)	(4,622)	(64)	—	(3,465)	(812)
Other tangible assets (liabilities), net	(288)	(612)	(385)	(19)	(402)	84
Intangible assets	7,000	8,500	6,600	1,054	2,815	710
Goodwill	12,938	24,692	17,241	6,568	11,045	4,070

Total purchase price	$19,603	$29,883	$24,473	$7,603	$12,561	$4,052

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unaudited Pro Forma Information

The following unaudited pro forma financial information for the years ended December 31, 2005 and 2004 gives effect to the acquisitions of Conceptis, HealthShare, MedicineNet and RxList including the amortization of intangible assets, as if they had occurred on January 1, 2004. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated at the dates indicated, nor is it necessarily indicative of future operating results of the combined companies, and should not be construed as representative of these results for any future period.

	Years Ended December 31,
	2005	2004

Revenue	$183,728	$159,411
Net income	$5,077	$2,259
Net income per common share:

Basic and diluted	$0.10	$0.05

6.	Significant Transactions

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

The original term of the agreement was for three years expiring in May 2004. The Company had the right to extend the original agreement for an additional three-year term under certain circumstances. The Company exercised its right to extend the contract term until May 2007. Under the terms of the extension, the Company is entitled to share in revenue and is guaranteed a minimum of $12,000 during each year of the renewal term for its share of advertising revenue. Included in the accompanying consolidated statements of operations, for the years ended December 31, 2005, 2004 and 2003 is revenue of $7,805, $7,242 and $5,087, respectively, which represents sales to third parties of advertising and sponsorship on the AOL health channels, primarily sold through the Company’s sales team. Also included in revenue during the years ended December 31, 2005 and 2004 is $5,951 and $3,754, respectively, related to the guarantee discussed above.

News Corporation

In connection with a strategic relationship with News Corporation that Emdeon entered into in 2000 and amended in 2001, Emdeon received rights to an aggregate of $205,000 advertising services from News Corporation to be used over ten years expiring in 2010 in exchange for equity securities issued by Emdeon. In September 2005, the rights to these advertising services were contributed to the Company in connection with the IPO. The amount of advertising services received in any contract year is based on the current market rates in effect at the time the advertisement is placed. Additionally, the amount of advertising services that can be used in any contract year is subject to contractual limitations. The advertising services were recorded at fair value determined using a discounted cash flow methodology. The remaining portion of these advertising services is included in prepaid advertising in the accompanying consolidated balance sheets. Also, as part of

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the same relationship the Company licensed its content to News Corporation for use across News Corporation’s media properties for four years, ending in January 2005, for cash payments totaling $12,000 per contract year.

Fidelity Human Resources Services Company LLC

In 2004, the Company entered into an agreement with Fidelity Human Resources Services Company LLC (“FHRS”) to integrate the Company’s private portals product into the services FHRS provides to its clients. FHRS provides human resources administration and benefit administration services to employers. The Company recorded revenue of $2,960 in 2005 and $817 in 2004 and $1,068 and $984 were included in accounts receivable as of December 31, 2005 and December 31, 2004, respectively, related to the FHRS agreement. FHRS is an affiliate of FMR Corp, which reported beneficial ownership of approximately 2.7% of the Company’s common stock at December 31, 2005, and 15.5% and 10.8% of Emdeon’s common stock at December 31, 2005 and December 31, 2004, respectively.

7.	Segment Information

The Company provides health information services to consumers, physicians, healthcare professionals, employers and health plans through the Company’s public and private online portals and health-focused publications. The Company’s two operating segments are:

•	Online Services. The Company provides both public and private online portals. The Company’s public portals for consumers enable them to obtain detailed information on a particular disease or condition, analyze symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest, enroll in interactive courses and participate in online communities with peers and experts. The Company’s public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn CME credit and communicate with peers. The Company’s private portals enable employers and health plans to provide their employees and plan members with access to personalized health and benefit information and decision-support technology that helps them make more informed benefit, provider and treatment choices.

•	Publishing and Other Services. The Company publishes: medical reference textbooks; The Little Blue Book, a physician directory: and, since 2005, WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms. The Company also conducts in-person CME as a result of the acquisition of the assets of Conceptis Technologies, Inc. in December 2005.

The performance of the Company’s business is monitored based on earnings before interest, taxes, depreciation, amortization and other non-cash items. Other non-cash items include non-cash advertising and distribution expense and non-cash stock-based compensation expense. Corporate and other overhead functions are allocated to segments on a specifically identifiable basis or other reasonable method of allocation. The Company considers these allocations to be a reasonable reflection of the utilization of costs incurred. The Company does not disaggregate assets for internal management reporting and, therefore, such information is not presented. There are no inter-segment revenue transactions.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for each of the Company’s operating segments and a reconciliation to net income are presented below:

	Years Ended December 31,
	2005	2004	2003

Revenue
Online Services:
Advertising and sponsorship	$109,977	$83,828	$71,618
Licensing	34,113	15,841	8,923
Content syndication and other	8,210	20,618	19,610

Total Online Services	152,300	120,287	100,151
Publishing and Other Services	16,638	13,861	10,001

	$168,938	$134,148	$110,152
Earnings before interest, taxes, depreciation, amortization and other non-cash items
Online Services	$28,313	$24,902	$16,145
Publishing and Other Services	88	1,285	1,641

	28,401	26,187	17,786
Interest, taxes, depreciation, amortization and other non-cash items
Interest income	1,790	—	—
Depreciation and amortization	(10,653)	(5,620)	(4,463)
Non-cash advertising and distribution services	(8,992)	(12,147)	(18,968)
Non-cash stock-based compensation	(2,315)	(1,749)	(1,597)
Income tax provision	(486)	(210)	(183)

Net income (loss)	$7,745	$6,461	$(7,425)

8.	Long-Lived Assets

  Property and Equipment

Property and equipment consist of the following:

	December 31,
	2005	2004

Computer equipment	$7,495	$4,317
Office equipment, furniture and fixtures	3,830	1,219
Software	3,694	4,306
Leasehold improvements	12,610	3,252
Web site development costs	1,222	—
Construction in process	1,019	731

	29,870	13,825
Less: accumulated depreciation	(8,856)	(7,509)

Property and equipment, net	$21,014	$6,316

Depreciation expense was $4,153, $3,440 and $2,588 in 2005, 2004 and 2003, respectively.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Goodwill and Intangible Assets

SFAS No. 142 requires that goodwill and certain intangibles be tested for impairment at least annually or when indicators of impairment are present. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144. Based on the Company’s analysis, there was no impairment of goodwill in connection with the annual impairment tests that were performed during the years ended December 31, 2005, 2004 and 2003.

The changes in the carrying amount of goodwill during the years ended December 31, 2005 and 2004 are as follows:

		Publishing
	Online	and Other
	Services	Services	Total

Balance as of January 1, 2004	$28,182	$8,661	$36,843
Acquisitions during the period	13,387	—	13,387
Contingent consideration payments for prior period acquisitions(a)	—	2,500	2,500
Adjustments to finalize purchase price allocations	—	(116)	(116)

Balance as of December 31, 2004	41,569	11,045	52,614
Acquisitions during the period	36,079	—	36,079
Contingent consideration payments for prior period acquisitions(b)	9,637	—	9,637
Adjustments to finalize purchase price allocations	2,339	—	2,339

Balance as of December 31, 2005	$89,624	$11,045	$100,669

(a)	During the year ended December 31, 2004, the Company accrued for contingent consideration of $1,000 for the LBB acquisition. This payment was made in the second quarter of 2005.

(b)	During the year ended December 31, 2005, the Company accrued for contingent consideration of $7,250 and $2,387 for the MedicineNet and RxList acquisitions, respectively. The RxList payment was made in February 2006 and the MedicineNet payment will be made in the first quarter of 2006.

Intangible assets subject to amortization consist of the following:

	December 31, 2005			December 31, 2004
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Content	$13,654	$(2,361)	$11,293	$6,616	$(51)	$6,565
Customer relationships	10,891	(4,030)	6,861	3,991	(1,450)	2,541
Acquired technology and patents	4,667	(3,446)	1,221	3,667	(2,091)	1,576
Trade names	2,587	(1,459)	1,128	2,587	(1,204)	1,383

Total	$31,799	$(11,296)	$20,503	$16,861	$(4,796)	$12,065

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense was $6,500, $2,180 and $1,875 in 2005, 2004 and 2003, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year Ending December 31,
2006	$7,194
2007	6,891
2008	4,195
2009	1,824
2010	399

9.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2005	2004

Accrued compensation	$11,449	$7,402
Accrued outside services	1,461	2,245
Accrued marketing and distribution	1,600	2,671
Accrued contingent consideration	9,637	1,000
Due to Emdeon	3,672	—
Other accrued liabilities	6,253	2,556

Total accrued expenses	$34,072	$15,874

10.	Other Long-term Liabilities

Included in other long-term liabilities as of December 31, 2005 was a deferred rent credit of $4,398 related to lease incentives and $2,612 related to the difference between rent expense and the rental amount payable for leases with fixed escalations.

11.	Commitments and Contingencies

Legal Proceedings

Ari Weitzner, M.D., P.C. et al. v. National Physicians Datasource LLC

On May 24, 2005, a lawsuit was filed by Dr. Ari Weitzner individually, and as a class action, under the Telephone Consumer Protection Act (the “TCPA”), in the U.S. District Court, Eastern District of New York against National Physicians Datasource LLC (“NPD”), one of the Company’s subsidiaries. The lawsuit claims that faxes allegedly sent by NPD, which publishes The Little Blue Book, were sent in violation of the TCPA. The lawsuit potentially seeks damages in excess of $5,000. The Court had temporarily stayed the lawsuit pending resolution of relevant issues in a related case. On February 21, 2006, the Court lifted the stay. The case is now expected to proceed to the responsive pleading stage.

Department of Justice and SEC Investigations of Emdeon

As previously disclosed, the United States Attorney for the District of South Carolina is conducting an investigation of Emdeon, which Emdeon first learned about on September 3, 2003. Based on the information available to Emdeon, Emdeon believes that the investigation relates principally to issues of financial accounting improprieties for Medical Manager Corporation, a predecessor of Emdeon (by its merger into Emdeon in September 2000), and, more specifically, its Medical Manager Health Systems, Inc. subsidiary, a

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

predecessor to its Emdeon Practice Services, Inc. subsidiary (which we refer to as “Medical Manager Health Systems”).

While Emdeon is not sure of the investigation’s exact scope, it does not believe that the investigation relates to the business of the Company. Emdeon believes that the investigation relates principally to issues of financial accounting improprieties relating to Medical Manager Health Systems, including activities that artificially inflated revenues and earnings of Medical Manager Health Systems. Emdeon has been cooperating and intends to continue to cooperate fully with the U.S. Attorney’s Office. Emdeon’s Board of Directors has formed a Special Committee consisting solely of independent directors to oversee this matter, with the sole authority to direct Emdeon’s response to the allegations that have been raised.

In January 2005, certain former employees of Emdeon Practice Services agreed to plead guilty to mail fraud and tax evasion as a result of the investigation by the U.S. Attorney. According to the Informations, Plea Agreements and Factual Summaries filed by the U.S. Attorney in, and available from, the District Court of the United States for the District of South Carolina — Beaufort Division, on January 7, 2005, the three former employees and other then unnamed co-schemers were engaged in schemes between 1997 and 2002 that included causing companies acquired by Medical Manager Health Systems to pay the former vice president in charge of acquisitions for Medical Manager Health Systems and co-schemers kickbacks which were funded through increases in the purchase price paid by Medical Manager Health Systems to the acquired company and that included fraudulent accounting practices to inflate artificially the quarterly revenues and earnings of Medical Manager Health Systems when it was an independent public company called Medical Manager Corporation from 1997 through 1999, when and after it became acquired by Synetic, Inc. in July 1999 and when and after it became a subsidiary of Emdeon in September 2000. A fourth former officer of Medical Manager Health Systems pleaded guilty to similar activities later in 2005.

On December 15, 2005, the U.S. Attorney announced indictments of the following former officers and employees of Medical Manager Health Systems: Ted W. Dorman, a former Regional Vice President of Medical Manager Health Systems,who was employed until March 2003; Charles L. Hutchinson, a former Controller of Medical Manager Health Systems, who was employed until June 2001; Maxie L. Juzang, a former Vice President of Medical Manager Health Systems, who was employed until August 2005; John H. Kang, a former President of Medical Manager Health Systems, who was employed until May 2001; Frederick B. Karl, Jr., a former General Counsel of Medical Manager Health Systems, who was employed until April 2000; Franklyn B. Krieger, a former Associate General Counsel of Medical Manager Health Systems, who was employed until February 2002; Lee A. Robbins, a former Vice President and Chief Financial Officer of Medical Manager Health Systems, who was employed until September 2000; John P. Sessions, a former President and Chief Operating Officer of Medical Manager Health Systems,who was employed until September 2003; Michael A. Singer, a former Chief Executive Officer of Medical Manager Health Systems and a former director of Emdeon, who was most recently employed by Emdeon as its Executive Vice President, Physician Software Strategies until February 2005; and David Ward, a former Vice President of Medical Manager Health Systems, who was employed until June 2005. The Indictment charges the persons listed above with conspiracy to commit mail, wire and securities fraud, a violation of Title 18, United States Code, Section 371 and conspiracy to commit money laundering, a violation of Title 18, United States Code, Section 1956(h). The indictment charges Messrs. Sessions and Ward with substantive counts of money laundering, violations of Title 18, United States Code, Section 1957. The allegations set forth in the Indictment describe activities that are substantially similar to those described above with respect to the January 2005 plea agreements.

Based on the information it has obtained to date, including that contained in the court documents filed by the United States Attorney in South Carolina, Emdeon does not believe that any member of its senior management whose duties were not primarily related to the operations of Medical Manager Health Systems engaged in any of the violations or improprieties described in those court documents. Emdeon understands, however, that in light of the nature of the allegations involved, the U.S. Attorney’s Office has been

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investigating all levels of Emdeon’s management. Some members of the Company’s senior management are also serving or have served as members of senior management of Emdeon. In the event members of the Company’s senior management were to be implicated in any wrongdoing, it could have an adverse impact on the Company.

Emdeon understands that the SEC is also conducting a formal investigation into this matter.

The terms of an indemnity agreement between Emdeon and the Company provide that Emdeon will indemnify the Company against any and all liabilities arising from or based on this investigation.

Other Legal Proceedings

In the normal course of business, the Company is involved in various other claims and legal proceedings. While the ultimate resolution of these matters, and those discussed above, has yet to be determined, the Company does not believe that their outcomes will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Leases

During 2004, the Company entered into a ten-year and ten month lease agreement for its headquarters in New York, New York. In connection with this lease the Company received ten months of rent abatement and will receive a landlord contribution totaling approximately $5,400 in connection with leasehold improvements. The Company recorded $4,854 as a deferred rent credit during 2005 related to this contribution. The balance of this deferred rent credit is $4,398 as of December 31, 2005. According to the terms of the lease, the Company began making payments in December 2005. Payments will increase approximately 2% per annum with a one-time increase in December 2010 of approximately 15%. The lease terminates on November 30, 2015; however, the Company may exercise a five-year renewal option at its discretion.

The Company leases its offices under operating lease agreements that expire at various dates through 2015. Total rent expense for all operating leases was approximately $4,675, $2,818 and $2,702 in 2005, 2004 and 2003, respectively. Future minimum lease commitments under non-cancelable lease agreements at December 31, 2005 were as follows:

Year Ending December 31,
2006	$4,351
2007	3,793
2008	3,722
2009	3,719
2010	3,577
Thereafter	18,179

Total minimum lease payments	$37,341

Other Contingencies

The Company provides certain indemnification provisions within its license agreements to protect the other party from any liabilities or damages resulting from a claim of misappropriation or infringement by third parties relating to its products and services. The Company has not incurred a liability relating to any of these indemnification provisions in the past and management believes that the likelihood of any future payment relating to these provisions is unlikely. Therefore, the Company has not recorded a liability during any period for these indemnification provisions.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Stock-Based Compensation Plans

Emdeon Stock Plans

Certain WebMD employees participate in the stock-based compensation plans of Emdeon (collectively, “Emdeon Plans”). Under the Emdeon Plans certain of the Company employees have received grants of options to purchase Emdeon common stock and restricted Emdeon common stock. Additionally, all eligible WebMD employees are provided the opportunity to participate in Emdeon’s employee stock purchase plan. All unvested options to purchase Emdeon common stock and restricted Emdeon common stock held by the Company’s employees as of the effective date of the IPO continue to vest under the original terms of those awards. An aggregate of 11,298,097 shares of Emdeon common stock remained available for grant under the Emdeon Plans at December 31, 2005.

Stock Options:  Under the Emdeon Plans, options to acquire shares of Emdeon common stock have been made available for grant to certain Company employees. Each option granted during 2005, 2004 and 2003 had an exercise price equal to the market value of Emdeon common stock on the date of grant, and accordingly, no compensation expense has been recognized for these option grants. However, the Company recorded stock-based compensation expense of $188 and $622 for the years ended December 31, 2004 and 2003, respectively, as a result of stock options assumed in connection with certain acquisitions in 2000 and options to purchase Emdeon common stock granted in 2000 with exercise prices less than the fair market value of Emdeon’s stock on the date of the grant. As all of these stock options were fully vested as of December 31, 2004, no stock-based compensation expense related to stock options was recorded during the year ended December 31, 2005. The majority of these options have contractual lives of ten years and vest and become exercisable ratably over a four year period. The following table summarizes information regarding options to purchase Emdeon common stock held by the Company’s employees during the years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,
	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at the beginning of the year	17,671,405	$11.21	15,541,928	$11.67	15,003,315	$11.54
Net transfers from Emdeon	4,120,991	12.80	—	—	—	—
Granted	1,444,850	9.30	3,984,500	8.43	2,279,500	9.20
Exercised	(2,468,174)	4.68	(855,371)	6.63	(1,093,160)	5.22
Cancelled	(1,140,866)	19.22	(999,652)	11.23	(647,727)	10.93

Outstanding at the end of the year	19,628,206	$11.75	17,671,405	$11.21	15,541,928	$11.67

Exercisable at the end of the year	13,892,712	$13.09	11,160,759	$12.78	9,161,989	$13.66

The net transfers from Emdeon included in the table above reflects stock options granted to the Company’s employees that were transferred to the Company from Emdeon in connection with the IPO.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information, as of December 31, 2005, with respect to options to purchase Emdeon common stock that were outstanding and those that were exercisable:

	Outstanding			Exercisable
			Weighted
			Average
		Weighted	Remaining		Weighted
		Average	Contractual Life		Average
Exercise Price	Shares	Exercise Price	(In Years)	Shares	Exercise Price

$0.81-$5.60	1,331,826	$4.20	5.73	1,282,308	$4.20
$5.71-$8.58	2,496,563	7.07	7.40	1,240,995	7.03
$8.59	3,078,000	8.59	8.21	944,138	8.59
$8.60-$10.89	3,511,128	9.25	7.87	1,216,456	9.16
$11.55-$12.0625	3,158,750	11.64	4.51	3,158,376	11.64
$12.19-$17.4375	4,017,736	14.07	4.40	4,016,236	14.07
$18.0625-$25.07	1,344,186	20.30	4.77	1,344,186	20.30
$28.10-$94.69	690,017	40.55	3.85	690,017	40.55

	19,628,206	$11.75	6.11	13,892,712	$13.09

The pro forma information presented in Note 2 has been determined as if employee stock options were accounted for under the fair value method of SFAS No. 123 using an accelerated attribution method. The weighted-average fair value for these options of $3.81, $3.55 and $5.52 for the years ended December 31, 2005, 2004 and 2003, respectively, was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2005	2004	2003

Expected dividend yield	0%	0%	0%
Expected volatility	0.50	0.58	0.89
Risk free interest rate	3.43%	1.67%	1.38%
Expected post vesting option lives (years)	0.75-3.0	0.75-3.0	0.75-3.0

Restricted Stock:  Restricted stock consists of shares of Emdeon’s common stock which have been granted to the Company’s employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee until they vest. Generally, restricted stock awards vest ratably over a three to four year period based on their individual award dates. The Company recorded stock compensation expense related to restricted stock awards of $1,356, $1,561 and $975, for the years ended December 31, 2005, 2004 and 2003, respectively, based on the graded vesting method over the respective vesting periods of the awards.

Emdeon granted awards of restricted Emdeon common stock to the Company’s employees of 100,000 and 355,800, during 2005 and 2004, respectively, with a weighted average fair value per share of $9.52 and $8.57, respectively. There were no such restricted stock awards granted to the Company’s employees during 2003. During 2005 and 2004, approximately 187,000 and 71,000 awards of restricted Emdeon common stock vested, respectively. Approximately 64,000, 9,000 and 87,000 awards of restricted Emdeon common stock were cancelled during 2005, 2004 and 2003, respectively. There were approximately 424,000 awards of restricted Emdeon common stock that were unvested as of December 31, 2005. Also, included in the 424,000 awards of total restricted Emdeon common stock that were unvested were approximately 83,000 shares related to the transfer of Emdeon employees to WebMD.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan:  Emdeon’s employee stock purchase plan (“ESPP”) allows eligible employees of the Company the opportunity to purchase shares of Emdeon’s common stock through payroll deductions, up to 15% of a participant’s annual compensation with a maximum of 5,000 shares available per participant during each purchase period. The purchase price of the stock is 85% of the fair market value on the last day of each purchase period. A total of 59,862, 37,876 and 27,160 shares were issued to the Company’s employees under Emdeon’s ESPP during 2005, 2004 and 2003, respectively.

WebMD Health Corp. Stock Plans

The Company’s Board of Directors has adopted the WebMD Health Corp. 2005 Long-Term Incentive Plan (the “Plan”), which was established in connection with the IPO. Under the Plan, the Company may grant stock options, restricted stock, stock appreciation rights and other awards based on the Company’s Class A Common Stock, as well as performance-based annual and long-term incentive awards. Up to 7,130,574 shares of the Company’s Class A Common Stock may be issued under the Plan.

Stock Options.  In connection with the IPO, the Company granted options to purchase 4,195,700 shares of its Class A Common Stock at an exercise price equal to the IPO price of $17.50 per share. Stock options consist of options to purchase shares of the Company’s Class A Common Stock which have been awarded to employees and non-employee directors. Stock options granted vest and become exercisable ratably over a four year period based on their individual grant dates. These options will expire ten years from the date of the grant. The Company records deferred stock compensation related to stock options as a component of stockholders’ equity when the exercise price is lower than the deemed fair value of such Common Stock on the date stock options are granted. No deferred stock compensation or stock compensation expense related to Company stock options was recorded in any period presented. Included in the Company’s total grants of options were 112,750 options to purchase shares of its Class A Common Stock issued to Emdeon employees. This transaction was recorded as a dividend, which reduced retained earnings by $1,117.

The following table summarizes information regarding options to purchase the Company’s Class A Common Stock held by the Company’s employees during the year ended December 31, 2005:

	Year Ended December 31, 2005
		Weighted
		Average
	Shares	Exercise Price

Outstanding at the beginning of the year	—	$—
Granted	4,574,900	18.31
Exercised	—	—
Cancelled	(41,800)	17.50

Outstanding at the end of the year	4,533,100	$18.31

Exercisable at the end of the year	—	$—

The following table summarizes information with respect to options outstanding at December 31, 2005 (none of which were exercisable on that date):

	Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual Life
Exercise Prices	Shares	Exercise Price	(In Years)

$17.50	4,153,900	$17.50	9.75
$24.00 — $30.59	379,200	27.23	9.93

	4,533,100	$18.31	9.76

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pro forma information presented in Note 2 has been determined as if employee stock options were accounted for under the fair value method of SFAS No. 123 using an accelerated attribution method. The pro forma information in Note 2 reflects stock-based compensation expense related to employee stock options and restricted stock issued in conjunction with the Company’s IPO from the date of issuance on September 28, 2005 through the end of 2005. The weighted-average fair value for these options of $8.75 for the year ended December 31, 2005 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Year Ended
December 31, 2005

Expected dividend yield	0%
Expected volatility	0.60
Risk free interest rate	4.05%
Expected post vesting option lives (years)	0.75-3.0

Restricted Stock Awards.  The Company awarded 374,900 shares of restricted Class A Common Stock on September 28, 2005 and an additional 1,721 during the three months ended December 31, 2005. Restricted stock consists of shares of Class A Common Stock which have been awarded to employees. The awards are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee until they vest. Generally, restricted stock awards vest ratably over a four year period based on their individual award dates. The Company records deferred stock compensation related to restricted stock awards as a component of stockholders’ equity based on the fair market value of the Class A Common Stock on the date of the award. Deferred stock compensation related to restricted stock awards of $6,561 was recorded concurrent with the closing of the IPO. In addition, $49 was recorded during the quarter ended December 31, 2005. The Company recorded stock compensation expense related to restricted stock awards to employees of $874 during the year ended December 31, 2005 based on the graded vesting method over the respective vesting periods of the awards.

In addition, at the time of the IPO the Company issued shares of its Class A Common Stock to each non-employee director with a value equal to their annual board and committee retainers. The Company recorded $85 of stock-based compensation expense during the year ended December 31, 2005 in connection with these issuances.

13.	Retirement Plans

Emdeon maintains a defined contribution retirement plan (the “Retirement Plan”) that covers substantially all of the Company’s employees. This Retirement Plan provides for discretionary contributions and during 2005 was amended to provide for matching contributions. Prior to 2005 this Retirement Plan did not provide for Company matching. The Company has recorded expense related to this Retirement Plan of $404 in 2005.

14.	Income Taxes

The Company’s results of operations have been included in Emdeon’s consolidated U.S. federal and state income tax returns. The provision for income taxes included in the accompanying consolidated financial statements has been determined on a separate return basis using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes are recognized for the future tax consequence of differences between the tax and financial reporting basis of assets and liabilities at each reporting period. The Company is required to assess its deferred tax assets and the need for a valuation allowance on a separate return basis, and exclude from that assessment the utilization of all or a portion of those losses by Emdeon under the separate return method. This assessment requires considerable judgment on the part of management with respect to benefits that could be realized from future taxable income, as well as other positive and negative factors.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) were as follows:

	December 31,
	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$257,025	$242,710
Research and development tax credits	1,657	1,576
Other accrued expenses	5,386	5,285
Allowance for doubtful accounts	278	319
Depreciation	2,647	3,387
Intangible assets	—	1,278
Prepaid assets	9,811	11,376
Other, net	697	5,283

Total deferred tax assets	277,501	271,214
Valuation allowance	(276,998)	(271,214)

Net deferred tax assets	503	—

Deferred tax liabilities:
Intangible assets	(503)	—

Total deferred tax liabilities	(503)	—

Net deferred tax assets and liabilities	$—	$—

Included in:
Current deferred tax assets and liabilities	$6,630	$11,623
Valuation allowance	(6,630)	(11,623)

Current deferred tax assets and liabilities, net	—	—

Non-current deferred tax assets and liabilities	270,368	259,591
Valuation allowance	(270,368)	(259,591)

Non-current deferred tax assets and liabilities, net	—	—

Net deferred tax assets and liabilities	$—	$—

The income tax provision was as follows:

	2005	2004	2003

Current:
State	$486	$210	$183

Current income tax provision	486	210	183
Deferred income tax provision	—	—	—

Total income tax provision	$486	$210	$183

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation between the federal statutory rate and the effective income tax rate is as follows:

	Years Ended December 31,
	2005	2004	2003

United States federal statutory rate	35.0%	34.0%	(34.0)%
State income taxes (net of federal benefit)	12.6	8.1	9.9
Valuation allowance released in lieu of equity deductions	(64.9)	(32.6)	(47.5)
Losses benefited to (from) Emdeon	21.0	(4.4)	76.0
Other	2.2	(1.9)	(1.9)

Effective income tax rate	5.9%	3.2%	2.5%

A valuation allowance has been established for 100% of the net deferred tax assets because of the uncertainty of realization of the deferred tax assets due to a lack of earnings history. Realization is dependent upon generating sufficient taxable income prior to the expiration of the net operating loss carryforwards in future periods. Although realization is not currently assured, management evaluates the need for a valuation allowance each quarter, and in the future, should management determine that realization of net deferred tax assets is more likely than not, some or all of the valuation allowance will be reversed, and the Company’s effective tax rate will be reduced. The valuation allowance for deferred tax assets increased by $5,784 in 2005 and decreased by $771 in 2004.

At December 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $642,563, which expire in 2006 through 2026, and federal tax credits of approximately $1,657, which expire in 2012 through 2026. Approximately $201,592 and $13,307 of these net operating loss carryforwards were recorded through additional paid in capital and goodwill, respectively. Therefore, if in the future the Company believes that it is more likely than not that these tax benefits will be realized, this portion of the valuation allowance will be reversed against additional paid in capital and goodwill, respectively.

Under the U.S. Internal Revenue Code and applicable Treasury regulations relating to manner and order in which net operating loss carryforwards are utilized when filing consolidated tax returns, a portion of the Company’s net operating loss carryforwards may be required to be utilized by Emdeon before Emdeon would be permitted to utilize its own net operating loss carryforwards. Correspondingly, in some situations, such as where Emdeon’s net operating loss carryforwards were the first to be generated, the Company may be required to utilize a portion of Emdeon’s net operating loss carryforwards before the Company would have to utilize its net operating loss carryforwards. Under the Tax Sharing Agreement with Emdeon, as amended (described in Note 4 above), Emdeon has agreed to make payments to the Company if it uses the Company’s net operating loss carryforwards to offset income or gain from the sale of assets (including a subsidiary) by Emdeon outside the ordinary course of business. However, neither we nor Emdeon have any general obligation to make payments to the other as a result of the utilization of the other party’s net operating losses or loss carryforwards in connection with filing consolidated tax returns.

A portion of net operating loss carryforwards and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods due to the “change of ownership” provisions of the Internal Revenue Code and similar state provisions. A portion of these carryforwards may expire before becoming available to reduce future income tax liabilities.

Some of the Company’s operating companies are profitable in certain states in which the Company does not have net operating losses to offset that income. Accordingly, the Company provided for taxes of $486, $210, and $183 related to state and other jurisdictions during the years ended December 31, 2005, 2004, and 2003, respectively. Of these amounts, $222 is included in the due to Emdeon balance in the accompanying consolidated balance sheets.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The estimated fair values have been determined using available market information. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31, 2005		December 31, 2004
	Cost Basis	Fair Value	Cost Basis	Fair Value

Cash and cash equivalents	$75,704	$75,704	$3,456	$3,456
Short-term investments	78,185	78,073	—	—

The gross unrealized losses related to short-term investments of $112 are primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during the year ended December 31, 2005. The Company has determined that the gross unrealized losses on its short-term investments at December 31, 2005 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, credit quality and the Company’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The amortized cost and estimated fair value by maturity of securities are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

Amortized cost basis and estimated fair value by maturity:

	Cost or
	Amortized
	Cost	Fair Value

Due in one year or less	$78,185	$78,073

16.	Supplemental Disclosure of Cash Flow Information

	Years Ended December 31,
Supplemental Disclosure of Cash Flow Information:	2005	2004	2003

Taxes paid, net of refunds	$119	$—	$—

Supplemental Schedule of Non-Cash Financing Activities:
Deferred stock compensation related to restricted stock awards	$6,610	$—	$—

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Financial Data (Unaudited)

The following tables summarize the quarterly financial data for 2005 and 2004:

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$33,761	$40,979	$45,094	$49,104
Costs and expenses:
Cost of operations	14,895	18,616	18,020	19,007
Sales and marketing	10,988	12,141	13,534	15,093
General and administrative	6,540	8,665	6,582	7,763
Depreciation and amortization	2,233	3,019	2,733	2,668
Interest income	—	—	10	1,780

Income (loss) before income tax provision	(895)	(1,462)	4,235	6,353
Income tax provision	61	91	112	222

Net income (loss)	$(956)	$(1,553)	$4,123	$6,131

Net income (loss) per common share:
Basic and diluted	$(0.02)	$(0.03)	$0.09	$0.11
Weighted-average shares outstanding used in computing net income (loss) per common share:
Basic	48,100	48,100	48,273	56,054
Diluted	48,100	48,100	48,302	57,627

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$26,266	$31,810	$36,975	$39,097
Costs and expenses:
Cost of operations	11,207	13,228	13,336	14,606
Sales and marketing	11,585	11,661	12,080	12,032
General and administrative	4,979	5,034	5,493	6,616
Depreciation and amortization	1,204	1,311	1,247	1,858

Income (loss) before income tax provision	(2,709)	576	4,819	3,985
Income tax provision	44	47	61	58

Net income (loss)	$(2,753)	$529	$4,758	$3,927

Net income (loss) per common share:
Basic and diluted	$(0.06)	$0.01	$0.10	$0.08
Weighted-average shares outstanding used in computing net income (loss) per common share:
Basic and diluted	48,100	48,100	48,100	48,100

18.	Subsequent Event

On January 17, 2006, the Company acquired eMedicine.com, Inc. (“eMedicine”), a privately held online publisher of medical reference information for physicians and other healthcare professionals, for $25,500. The results of operations of eMedicine will be included in the Online Services segment.

Schedule II.  Valuation and Qualifying Accounts

	Years Ended December 31, 2005, 2004 and 2003
	Balance at	Charged to
	Beginning	Costs and				Balance at
	of Year	Expenses	Acquired	Write-offs	Other(a)	End of Year
	(In thousands)

December 31, 2005
Allowance for Doubtful Accounts	$798	$302	$60	$(301)	$—	$859
Valuation Allowance for Deferred Tax Assets	271,214	(5,416)	5,914	—	5,286	276,998
December 31, 2004
Allowance for Doubtful Accounts	921	202	—	(325)	—	798
Valuation Allowance for Deferred Tax Assets	271,985	(2,105)	97	—	1,237	271,214
December 31, 2003
Allowance for Doubtful Accounts	836	175	—	(90)	—	921
Valuation Allowance for Deferred Tax Assets	272,252	(3,528)	(62)	—	3,323	271,985

(a)	Represents valuation allowance created through equity as a result of stock option and warrant exercises.

S-1

INDEX TO EXHIBITS

Exhibit No.		Description

3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form 8-A filed by the Registrant on September 29, 2005 (which we refer to as the “Form 8-A”))
3.2		Bylaws of Registrant (incorporated by reference to Exhibit 99.2 to the Form 8-A)
4.1		Specimen Certificate evidencing shares of the Registrant’s Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-124832) (which we refer to as the “IPO Registration Statement”))
4.2		Form of Registration Rights Agreement between Emdeon Corporation (“Emdeon”) and the Registrant (incorporated by reference to Exhibit 4.2 to the IPO Registration Statement)
10.1		Amended and Restated Tax Sharing Agreement between the Registrant and Emdeon (incorporated by reference to Exhibit 10.1 to Emdeon’s Current Report on Form 8-K filed on February 16, 2006)
10.2		Services Agreement between Emdeon and the Registrant (incorporated by reference to Exhibit 10.2 to the IPO Registration Statement)
10.3		Indemnity Agreement between Emdeon and the Registrant (incorporated by reference to Exhibit 10.3 to the IPO Registration Statement)
10.4		Intellectual Property License Agreement between Emdeon and the Registrant (incorporated by reference to Exhibit 10.4 to the IPO Registration Statement)
10.5		Contribution, Assignment and Assumption Agreement, dated as of September 6, 2005, by and between Emdeon and the Registrant (incorporated by reference to Exhibit 10.5 to the IPO Registration Statement)
10.6		Private Portal Services Agreement between Emdeon and WebMD, Inc. (incorporated by reference to Exhibit 10.6 to the IPO Registration Statement)
10.7		Content License Agreement between Emdeon and WebMD, Inc. (incorporated by reference to Exhibit 10.7 to the IPO Registration Statement)
10.8		Form of Database Agreement between Emdeon and WebMD, Inc. (incorporated by reference to Exhibit 10.8 to the IPO Registration Statement)
10.9		Form of Indemnification Agreement to be entered into by the Registrant with its directors and officers (incorporated by reference to Exhibit 10.9 to the IPO Registration Statement)
10	.10*	Amended and Restated Employment Agreement, dated as of August 3, 2005, between Emdeon and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to Emdeon’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2005)
10	.11*	Employment Agreement, dated as of April 28, 2005, between WebMD, Inc. and Wayne T. Gattinella (incorporated by reference to Exhibit 99.1 to Emdeon’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2005)
10	.12*	Employment Agreement, dated as of April 28, 2005, between WebMD, Inc. and David Gang (incorporated by reference to Exhibit 99.2 to Emdeon’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2005)
10	.13*	Amendment, dated as of July 13, 2005, to the Employment Agreement, dated as of April 28, 2005, between WebMD, Inc. and David Gang (incorporated by reference to Exhibit 99.1 to Emdeon’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2005)
10	.14*	Amended and Restated Employment Agreement, dated as of July 14, 2005, between WebMD Health Corp. and Anthony Vuolo (incorporated by reference to Exhibit 99.2 to Emdeon’s Current Report on Form 8-K, as amended, filed with the Securities and Exchange Commission on July 19, 2005)
10	.15*	Employment Agreement between WebMD Health Holdings, Inc. and Douglas W. Wamsley (incorporated by reference to Exhibit 10.15 to the IPO Registration Statement)
10	.16*	Employment Agreement between WebMD Health Holdings, Inc. and Nan-Kirsten Forte (incorporated by reference to Exhibit 10.16 to the IPO Registration Statement)
10	.17*	Employment Agreement between WebMD Health Holdings, Inc. and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.17 to the IPO Registration Statement)

Exhibit No.		Description

10	.18*	Employment Agreement between WebMD Health Holdings, Inc. and Craig Froude (incorporated by reference to Exhibit 10.18 to the IPO Registration Statement)
10	.19*	Employment Agreement dated as of October 23, 2002 between Emdeon and Roger C. Holstein (incorporated by reference to Exhibit 10.14 to Emdeon’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.20*	Letter Agreement, dated as of April 27, 2005, between Emdeon and Roger C. Holstein (incorporated by reference to Exhibit 99.3 to Emdeon’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2005)
10	.21*	Amended and Restated Stock Option Agreement dated August 21, 2000 between Emdeon (as successor to Medical Manager Corporation) and Martin J. Wygod (incorporated by reference to Exhibit 10.21 to Emdeon’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Amendment No. 1 on Form 10-K/A)
10	.22*	Stock Option Agreement between Emdeon and Wayne Gattinella dated August 20, 2001 (incorporated by reference to Exhibit 4.8 to Emdeon’s Registration Statement on Form S-8 (No. 333-888420) filed May 16, 2002)
10	.23*	Form of Amended and Restated Stock Option Agreement dated August 21, 2000, between Emdeon (as successor to Medical Manager Corporation) and Anthony Vuolo (incorporated by reference to Exhibit 10.54 to Emdeon’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10	.24*	Emdeon 1996 Stock Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to Emdeon’s Registration Statement on Form S-1 (No. 333-70553) filed February 10, 1999)
10	.25*	Emdeon Amended and Restated 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.27 to Emdeon’s Registration Statement on Form S-8 (No. 333-47250) filed October 4, 2000)
10	.26*	Emdeon 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.23 to Emdeon’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)
10	.27*	Amended and Restated WebMD Health Corp. 2005 Long-Term Incentive Plan
10.28		Amended and Restated 1989 Class A Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 10.1 to Synetic, Inc.’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)
10.29		Amended and Restated 1989 Class B Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 10.2 to Synetic, Inc.’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)
10.30		1991 Director Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-46640) filed March 24, 1992)
10.31		CareInsite, Inc. 1999 Officer Stock Option Plan (incorporated by reference to Exhibit 10.18 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)
10.32		CareInsite, Inc. 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)
10.33		Emdeon 2001 Employee Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.46 to Emdeon’s Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10.34		Amended and Restated 1991 Special Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.3 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10.35		Amendment to the Company Stock Option Plans of Medical Manager Corporation and CareInsite, Inc. (incorporated by reference to Exhibit 99.28 to Emdeon’s Registration Statement on Form S-8 (No. 333-47250) filed October 4, 2000)

Exhibit No.		Description

10.36		Healtheon/WebMD Media Services Agreement, dated January 26, 2000, between Emdeon, Eastrise Profits Limited and Fox Entertainment Group, Inc. (incorporated by reference to Exhibit 10.5 to Emdeon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
10.37		Content License Agreement dated January 26, 2000 between The News Corporation Limited and Registrant (incorporated by reference to Exhibit 10.6 to Emdeon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
10.38		Letter Agreement dated December 29, 2000 between Registrant and The News Corporation Limited (incorporated by reference to Exhibit 10.17 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000)
10.39		Amendment dated February 15, 2001 to Healtheon/WebMD Media Services Agreement, dated January 26, 2000, among Emdeon, Eastrise Profits Limited and Fox Entertainment Group, Inc. (incorporated by reference to Exhibit 10.2 to Emdeon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
10	.40†	Interactive Services Agreement, effective as of May 9, 2001, between America Online, Inc. and Emdeon (incorporated by reference to Exhibit 10.40 to the IPO Registration Statement)
10	.41†	First Amendment to Interactive Services Agreement, dated as of May 15, 2001, between America Online, Inc. and Emdeon (incorporated by reference to Exhibit 10.41 to the IPO Registration Statement)
10.42		Second Amendment to Interactive Services Agreement, dated as of June 26, 2001, between America Online, Inc. and Emdeon (incorporated by reference to Exhibit 10.42 to the IPO Registration Statement)
10.43		Third Amendment to Interactive Services Agreement, dated as of March 1, 2002, between America Online, Inc. and Emdeon (incorporated by reference to Exhibit 10.43 to the IPO Registration Statement)
10.44		Fourth Amendment to Interactive Services Agreement, dated as of June 21, 2005, between America Online, Inc. and Emdeon (incorporated by reference to Exhibit 10.44 to the IPO Registration Statement)
10.45		Agreement of Lease, dated as of June 30, 2004, between III Chelsea Commerce LP and WebMD, Inc. (incorporated by reference to Exhibit 10.45 to the IPO Registration Statement)
10.46		First Amendment to the Lease Agreement, dated as of December 21, 2004, between III Chelsea Commerce LP and WebMD, Inc. (incorporated by reference to Exhibit 10.46 to the IPO Registration Statement)
10	.47†	Services Agreement, dated as of February 12, 2004, between WebMD, Inc. and Fidelity Human Resources Services Company LLC (f/k/a Fidelity Employer Services Company LLC) (incorporated by reference to Exhibit 10.47 to the IPO Registration Statement)
10	.48*	Form of Restricted Stock Agreement between the Registrant and the Employees (incorporated by reference to Exhibit 10.48 to the IPO Registration Statement)
10	.49*	Form of Restricted Stock Agreement between the Registrant and the Non-Employee Directors (incorporated by reference to Exhibit 10.49 to the IPO Registration Statement)
10	.50*	Form of Non-Qualified Stock Option Agreement between the Registrant and Employees (incorporated by reference to Exhibit 10.50 to the IPO Registration Statement)
10	.51*	Form of Non-Qualified Stock Option Agreement between the Registrant and Non-Employee Directors (incorporated by reference to Exhibit 10.51 to the IPO Registration Statement)
10.52		Business Services Agreement, dated as of January 31, 2006, among Emdeon, Envoy Corporation, Emdeon Practice Services, Inc. and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 1, 2006)
10.53		Marketing Agreement, dated as of January 31, 2006, among the Emdeon, Envoy Corporation and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 1, 2006)

Exhibit No.		Description

10.54		Joint Development Agreement, dated as of January 31, 2006, among Envoy Corporation, Emdeon Practice Services, Inc. and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed February 1, 2006)
10	.55*	Form of Restricted Stock Agreement between Emdeon and Employees for Grants Under the Emdeon’s 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.57 to Emdeon’s Annual Report on Form 10-K for the quarter ended December 31, 2005)
10	.56*	Form of Non-Qualified Stock Option Agreement between Emdeon and Employees for Grants Under Emdeon’s 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.58 to Emdeon’s Annual Report on Form 10-K for the quarter ended December 31, 2005)
10	.57*	Form of Non-Qualified Stock Option Agreement between Emdeon and Employees for Grants Under Emdeon’s 1996 Stock Plan (incorporated by reference to Exhibit 10.59 to Emdeon’s Annual Report on Form 10-K for the quarter ended December 31, 2005)
10	.58*	Amendment, dated as of March 9, 2006, to the Employment Agreement between WebMD, Inc. and David Gang (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2006)
10	.59*	Letter Agreement, dated as of February 1, 2006 between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.3 to Emdeon’s Current Report on Form 8-K filed on February 2, 2006)
10.60		Asset Purchase Agreement, dated as of October 31, 2005, among Conceptis Technologies Inc., WebMD, Inc., and Maple Leaf Medical Media, Inc.
10.61		Agreement and Plan of Merger, dated as of January 17, 2006, among the Registrant, ME Omaha, Inc., eMedicine.com, Inc., and Lilian Shackelford Murray, as Stockholders’ Representative (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2006)
14.1		Code of Business Conduct (incorporated by reference to Exhibit 14.1 to Emdeon’s Current Report on Form 8-K filed February 9, 2006)
21		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney (see page 67)
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Registrant
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Registrant
32.1		Section 1350 Certification of Chief Executive Officer of the Registrant
32.2		Section 1350 Certification of Chief Financial Officer of the Registrant
99.1		Audit Committee Charter (incorporated by reference to Exhibit 99.4 to the IPO Registration Statement)
99.2		Compensation Committee Charter (incorporated by reference to Exhibit 99.5 to the IPO Registration Statement)
99.3		Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the IPO Registration Statement)
99.4		Governance & Compliance Committee Charter (incorporated by reference to Exhibit 99.6 to the IPO Registration Statement)

*	Agreement relates to executive compensation.

†	Portions of this exhibit were redacted pursuant to confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

E-4