Form 10-K/A
period 2005-12-31
WebMD Health Corp.
filed 2006-05-01
CIK 1326583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/ A
Amendment No. 1 to

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
Registrant’s telephone number including area code: (212) 624-3700
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, par value $.01 per share
(Title of each class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
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
     As of March 10, 2006, the registrant had 7,954,426 shares of Class A Common Stock and 48,100,000 shares of Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
Directors and Executive Officers
      The charts below list our directors and executive officers and are followed by biographic information about them and a description of certain corporate governance matters.
Directors

Name	Age	Positions

Mark J. Adler, M.D.(3)(4)	49	Director; Chairman of the Compensation Committee
Neil F. Dimick(1)(2)(4)(5)	56	Director; Chairman of the Nominating Committee; Chairman of the Governance & Compliance Committee
Wayne T. Gattinella(1)	54	Director; Chief Executive Officer and President
Jerome C. Keller	63	Director
James V. Manning(1)(2)(4)	59	Director; Chairman of the Audit Committee
Abdool Rahim Moossa, M.D.(3)(5)(6)	66	Director
Stanley S. Trotman, Jr.(2)(3)(5)(6)	62	Director; Chairman of the Related Parties Committee
Martin J. Wygod(1)	66	Chairman of the Board

(1)	Member of the Executive Committee

(2)	Member of the Audit Committee

(3)	Member of the Compensation Committee

(4)	Member of the Governance & Compliance Committee

(5)	Member of the Nominating Committee

(6)	Member of the Related Parties Committee
      For a description of each of the standing committees of the Board of Directors and other corporate governance matters, see “— Corporate Governance” below.
Executive Officers

Name	Age	Positions

Wayne T. Gattinella	54	Chief Executive Officer and President
Nan-Kirsten Forte	43	Executive Vice President — Consumer Services
Craig Froude	39	Executive Vice President — WebMD Health Services
David Gang	49	Executive Vice President — Product and Programming and Chief Technology Officer
Anthony Vuolo	48	Executive Vice President and Chief Financial Officer
Douglas W. Wamsley	47	Executive Vice President, General Counsel and Secretary
Martin J. Wygod	66	Chairman of the Board
Steven Zatz, M.D.	49	Executive Vice President — Professional Services

      Mark J. Adler, M.D. has been a member of our Board of Directors since September 2005 and a member of Emdeon’s Board of Directors since September 2000. Dr. Adler is an oncologist and has, for more than five years, been CEO and Medical Director of the San Diego Cancer Center and a director of the San Diego Cancer Research Institute. Until April 2006, he had also been, for more than five years, the Chief Executive Officer of the internal medicine and oncology group of Medical Group of North County, which is based in San Diego, California, and he continues to be a member of that Medical Group. He also serves on the Scientific Advisory Board of Red Abbey Venture Partners, a private investment firm.
      Neil F. Dimick has been a member of our Board of Directors since September 2005 and a member of Emdeon’s Board of Directors since December 2002. Mr. Dimick served as Executive Vice President and Chief Financial Officer of AmerisourceBergen Corporation, a wholesale distributor of pharmaceuticals, from 2001 to 2002 and as Senior Executive Vice President and Chief Financial Officer and as a director of Bergen Brunswig Corporation, a wholesale distributor of pharmaceuticals, for more than five years prior to its merger in 2001 with AmeriSource Health Corporation to form AmerisourceBergen. He also serves as a member of the Boards of Directors of the following companies: Alliance Imaging Inc., a provider of outsourced diagnostic imaging services to hospitals and other healthcare companies; Global Resources Professionals, an international professional services firm that provides outsourced services to companies on a project basis; Mylan Laboratories, Inc., a pharmaceutical manufacturer; and Thoratec Corporation, a developer of products to treat cardiovascular disease.
      Nan-Kirsten Forte has, since July 2005, served as Executive Vice President, Consumer Services of our company. For more than five years prior to that, Ms. Forte served as an Executive Vice President of WebMD, Inc., a subsidiary that Emdeon contributed to our company in connection with our initial public offering, where she focused on the consumer portals. From 1997 until its merger with Emdeon in November 1999, Ms. Forte was President, Programming and Product Development of Medcast, Greenberg News Networks. Prior to Medcast, she was President of Health of iVillage where she launched iVillage’s first health channel, called “Better Health.” Ms. Forte has been a member of the American Medical Writers Association and the American Medical Illustrators Association.
      Craig Froude has served, since July 2005, as Executive Vice President — WebMD Health Services of our company. From October 2002 until July 2005, Mr. Froude served as Senior Vice President and General Manager of our Healthcare Services Group, which conducts our private portals business and which Emdeon contributed to our company in connection with our initial public offering. From December 1996 until its acquisition by Emdeon in October 2002, Mr. Froude served as Chairman and Chief Executive Officer of WellMed, Inc., a predecessor to our Healthcare Services Group.
      David Gang has served, since July 2005, as Executive Vice President — Product and Programming and Chief Technology Officer of our company. From May 2005 until July 2005, Mr. Gang served as our Co-CEO and Chief Operating Officer. Prior to joining our company in May 2005, Mr. Gang served in various senior management positions at America Online, Inc., or AOL, a subsidiary of Time Warner Corporation, and its predecessors for more than five years, having first joined AOL in 1995. From 2003 to 2005 he served as Executive Vice President, AOL Products, where he was responsible for all AOL products shared across various platforms, including broadband, wireless and voice. From 2001 to 2003, Mr. Gang was President of AOL Enterprise, a joint venture with Sun Microsystems, Inc.
      Wayne T. Gattinella has served, since May 2005, as Chief Executive Officer and President of our company and as a member of our Board of Directors. He has been Chief Executive Officer of Emdeon’s WebMD segment since April 2005 and President of that segment since August 2001. Before joining Emdeon, Mr. Gattinella was Executive Vice President and Chief Marketing Officer for PeoplePC, an Internet service provider, from April 2000 to August 2001. From February 1998 to March 2000, Mr. Gattinella was President of North America for MemberWorks, Inc., a marketing services company.
      Jerome C. Keller has been a member of our Board of Directors since September 2005. From 1997 until he retired in October 2005, Mr. Keller served as Senior Vice President, Sales and Marketing at Martek Biosciences Corporation, a company that develops and sells microalgae products, and he has served, since October 2005, as a member of its Board of Directors. He served as Vice President of Sales for Merck & Co. Inc., a pharmaceutical company, from 1986 to 1993.
      James V. Manning has been a member of our Board of Directors since September 2005. He has been a member of Emdeon’s Board of Directors since September 2000 and, prior to that, was a member of a predecessor company’s Board of Directors for more than five years.
      Abdool Rahim Moossa, M.D. has been a member of our Board of Directors since September 2005. He currently serves as the Professor of Surgery and Emeritus Chairman, Associate Dean and Special Counsel to the Vice Chancellor for Health Sciences, Director of Tertiary and Quaternary Referral Services for the University of California, San Diego, or UCSD. Prior to that he served as Professor and Chairman, Department of Surgery, UCSD from 1983 to 2003. He also serves as a member of the Board of Directors of U.S. Medical Instruments, Inc., a technology-based medical device manufacturer, and the Foundation for Surgical Education.
      Stanley S. Trotman, Jr. has been a member of our Board of Directors since September 2005. Mr. Trotman retired in 2001 from UBS Financial Services, Inc. after it acquired, in 2000, PaineWebber Incorporated, an investment banking firm where he had been a Managing Director with the Health Care Group since 1995. He serves as a member of the Board of Directors of American Shared Hospital Services, a public company that provides radiosurgery services to medical centers for use in brain surgery. He also serves as a director of the following privately-held firms: OnCure Medical Corp., which manages and operates outpatient radiation therapy cancer treatment centers; and Ascend Health Care Corp., which provides services to acute psychiatric patients.
      Anthony Vuolo has, since May 2005, served as Executive Vice President and Chief Financial Officer of our company. Mr. Vuolo served as Executive Vice President, Business Development of Emdeon from May 2003 until July 2005. From September 2000 to May 2003, Mr. Vuolo was Executive Vice President and Chief Financial Officer of Emdeon. Prior to that, Mr. Vuolo served in senior management positions at Emdeon and its predecessors for more than five years.
      Douglas W. Wamsley has, since July 2005, served as Executive Vice President, General Counsel and Secretary of our company. From September 2001 until July 2005, Mr. Wamsley served as Senior Vice President — Legal of Emdeon, focusing on its WebMD segment. Prior to joining Emdeon, Mr. Wamsley served as Executive Vice President and General Counsel of Medical Logistics, Inc. from February 2000 through July 2001. Prior to joining Medical Logistics, Mr. Wamsley served in various legal positions with Merck-Managed Care LLC (now known as Medco Health Solutions), a pharmacy benefit management company, and its predecessors for more than five years.
      Martin J. Wygod has, since May 2005, served as Chairman of the Board of our company. In addition, he has served as Emdeon’s Chairman of the Board since March 2001 and as a member of the Board of Directors of Emdeon since September 2000. From October 2000 until May 2003, he also served as Emdeon’s Chief Executive Officer and, from September 2000 until October 2000, also served as Co-CEO of Emdeon. He is also engaged in the business of racing, boarding and breeding thoroughbred horses, and is President of River Edge Farm, Inc.
      Steven Zatz, M.D. has, since July 2005, served as Executive Vice President, Professional Services of our company. From October 2000 to July 2005, Dr. Zatz has served as an Executive Vice President of WebMD, Inc., a subsidiary that Emdeon contributed to our company in connection with our initial public offering, where he focused on the physician portals, and also served as an Executive Vice President of

Emdeon. Dr. Zatz was Senior Vice President, Medical Director of CareInsite, Inc. from June 1999 until its acquisition by Emdeon in September 2000. Prior to joining CareInsite, Dr. Zatz was senior vice president of RR Donnelly Financial in charge of its healthcare business from October 1998 to May 1999. From August 1995 to May 1998, Dr. Zatz was President of Physicians’ Online, an online portal for physicians.
      No family relationship exists among any of our directors or executive officers. No arrangement or understanding exists between any director or executive officer of WebMD and any other person pursuant to which any of them were selected as a director or executive officer; provided, however, that Emdeon has the ability to cause the election or removal of our entire Board of Directors. See “Corporate Governance — Control by Emdeon” below.
Corporate Governance
      Control by Emdeon. Emdeon, as a result of its ownership of approximately 96.7% of the total voting power of our outstanding common stock, has the ability to cause the election or removal of our entire Board of Directors, to determine matters submitted to a vote of our stockholders without the consent of our other stockholders, and to exercise a controlling influence over our business and affairs.
      Board of Directors. Our Board of Directors has eight members. Two of the members are also employees of WebMD: Mr. Gattinella, our Chief Executive Officer; and Mr. Wygod, Chairman of the Board. Six of the members are non-employee directors: Dr. Adler, Dr. Moossa and Messrs. Dimick, Keller, Manning and Trotman. Dr. Adler and Messrs. Dimick and Manning also serve as non-employee directors of Emdeon. Our Board of Directors has determined that each of the non-employee directors, other than Mr. Keller, is also an independent director under applicable SEC rules and NASDAQ Stock Market listing standards. The non-employee directors meet regularly without any employee directors or other Emdeon employees present. Our Board of Directors met twice in 2005 after our initial public offering.
      Our Board of Directors currently has six standing committees: an Executive Committee, a Compensation Committee, an Audit Committee, a Governance & Compliance Committee; a Nominating Committee; and a Related Parties Committee. The Compensation Committee, the Audit Committee, the Governance & Compliance, the Nominating Committee and the Related Parties Committee each have the authority to retain such outside advisors as they may determine to be appropriate.
      WebMD has not yet had an Annual Meeting of Stockholders. WebMD’s Board of Directors intends to encourage its members to attend our Annual Meetings of Stockholders. Security holders may send written communications to our Board of Directors or to specified individual directors by sending such communications care of the Corporate Secretary’s Office, WebMD Health Corp., 111 Eighth Avenue, New York, NY 10011. Such communications will be reviewed by our Legal Department and, depending on the content, will be:

•	forwarded to the addressees or distributed at the next scheduled Board meeting; or

•	if they relate to financial or accounting matters, forwarded to the Audit Committee or discussed at the next scheduled Audit Committee meeting; or

•	if they relate to the recommendation of the nomination of an individual, forwarded to the Nominating Committee or discussed at the next scheduled Nominating Committee meeting; or

•	if they relate to the operations of WebMD, forwarded to the appropriate officers of WebMD, and the response or other handling reported to the Board at the next scheduled Board meeting.
      Executive Committee. The Executive Committee, which met two times during 2005 after our initial public offering, is currently comprised of Messrs. Dimick, Gattinella, Manning, and Wygod. The Executive Committee has the power to exercise, to the fullest extent permitted by law, the powers of the entire Board.

      Audit Committee. The Audit Committee, which met three times during 2005 after our initial public offering, is currently comprised of Messrs. Dimick, Manning and Trotman; Mr. Manning is its Chairman. Each of the members of the Audit Committee meets the standards of independence applicable to audit committee members under applicable SEC rules and NASDAQ Stock Market listing standards and is financially literate, as required under applicable NASDAQ Stock Market listing standards. In addition, the Board of Directors of WebMD has determined that Messrs. Dimick and Manning qualify as “audit committee financial experts,” as that term is used in applicable SEC regulations implementing Section 407 of the Sarbanes-Oxley Act of 2002. The determination with respect to Mr. Dimick was based on his training and experience as a certified public accountant, including as a partner of a major accounting firm, and based on his service as a senior executive and chief financial officer of a public company. The determination with respect to Mr. Manning was based on his training and experience as a certified public accountant, including as a partner of a major accounting firm, and based on his service as a senior executive and chief financial officer of public companies. The Audit Committee is responsible for, among other things:

•	retaining and overseeing the registered public accounting firm that serves as our independent auditor and evaluating their performance and independence;

•	reviewing our annual audit plan with Emdeon’s management and registered public accounting firm;

•	pre-approving any permitted non-audit services provided by our registered public accounting firm;

•	approving the fees to be paid to our registered public accounting firm;

•	reviewing the adequacy and effectiveness of our internal controls with Emdeon’s management, internal auditors and registered public accounting firm;

•	reviewing and discussing the annual audited financial statements and the interim unaudited financial statements with Emdeon’s management and registered public accounting firm;

•	approving our internal audit plan and reviewing reports of our internal auditors;

•	determining whether to approve related party transactions (other than transactions with Emdeon, approval of which has been delegated to the Related Parties Committee, as described below); and

•	overseeing the administration of WebMD’s Code of Business Conduct.
The Audit Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Nominating Committee. A copy of the Audit Committee Charter was filed as Exhibit 99.4 to the Registration Statement on Form S-1 (which we refer to as the IPO Registration Statement). A copy of the joint Emdeon and WebMD Code of Business Conduct, as amended, was filed as Exhibit 14.1 to the Current Report on Form 8-K that Emdeon filed on February 9, 2006 and was incorporated by reference as Exhibit 14.1 to this Annual Report. The Code of Business Conduct applies to all directors and employees of Emdeon and its subsidiaries. Any waiver of applicable requirements in the Code of Business Conduct that is granted to any of our directors, to our principal executive officer, to any of our senior financial officers (including our principal financial officer, principal accounting officer or controller) or to any other person who is an executive officer of WebMD requires the approval of the Audit Committee and waivers will be disclosed on our corporate Web site, www.wbmd.com in the “Investor Relations” section, or in a Current Report on Form 8-K.
      Compensation Committee. The Compensation Committee, which met once during 2005 after our initial public offering, is currently comprised of Dr. Adler, Dr. Moossa and Mr. Trotman; Dr. Adler is its Chairman. Each of these directors is a non-employee director within the meaning of Section 16 of the Securities Exchange Act, an outside director within the meaning of Section 162(m) of the Internal

Revenue Code and an independent director under applicable NASDAQ Stock Market listing standards. The responsibilities delegated by the Board to the Compensation Committee include:

•	oversight of our executive compensation program and our incentive and equity compensation plans;

•	determination of compensation levels for and grants of incentive and equity-based awards to our executive officers; and

•	review of and making recommendations regarding other matters relating to our compensation practices.
The Compensation Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Compensation Committee. A copy of the Compensation Committee Charter was filed as Exhibit 99.5 to the IPO Registration Statement.
      Nominating Committee. The Nominating Committee, which did not meet during 2005 after the IPO, is currently comprised of Dr. Moossa and Messrs. Dimick and Trotman; Mr. Dimick is its Chairman. Each of these directors is an independent director under applicable NASDAQ Stock Market listing standards. The responsibilities delegated by the Board to the Nominating Committee include:

•	identifying individuals qualified to become Board members;

•	recommending to the Board the director nominees for each Annual Meeting of Stockholders; and

•	recommending to the Board candidates for filling vacancies that may occur between Annual Meetings.
The Nominating Committee operates pursuant to a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Nominating Committee. A copy of the Nominating Committee Charter was filed as Exhibit 99.3 to the IPO Registration Statement. The Nominating Committee has not adopted specific objective requirements for service on the WebMD Board. Instead, the Nominating Committee intends to consider various factors in determining whether to recommend to the Board potential new Board members, or the continued service of existing members, including:

•	the amount and type of the potential nominee’s managerial and policy-making experience in complex organizations and whether any such experience is particularly relevant to WebMD;

•	any specialized skills or experience that the potential nominee has and whether such skills or experience are particularly relevant to WebMD;

•	in the case of non-employee directors, whether the potential nominee has sufficient time to devote to service on the WebMD Board and the nature of any conflicts of interest or potential conflicts of interest arising from the nominee’s existing relationships;

•	in the case of non-employee directors, whether the nominee would be an independent director and would be considered a “financial expert” or “financially literate” under applicable listing standards of The NASDAQ Stock Market and applicable law;

•	in the case of potential new members, whether the nominee assists in achieving a mix of Board members that represents a diversity of background and experience, including with respect to age, gender, race, areas of expertise and skills; and

•	in the case of existing members, the nominee’s contributions as a member of the Board during his or her prior service.
The Nominating Committee will consider candidates recommended by stockholders in the same manner as described above. Any such recommendation should be sent in writing to the Nominating Committee, care of Secretary, WebMD Health Corp., 111 Eighth Avenue, New York, NY 10011. To facilitate consideration by the Nominating Committee, the recommendation should be accompanied by a full statement of the qualifications of the recommended nominee, the consent of the recommended nominee to serve as a director of WebMD if nominated and to be identified in WebMD’s proxy materials and the consent of the recommending stockholder to be named in WebMD’s proxy materials. The recommendation and related materials will be provided to the Nominating Committee for consideration at its next regular meeting.
      Governance & Compliance Committee. The Governance & Compliance Committee, which met once during 2005 after our initial public offering, is currently comprised of Dr. Adler and Messrs. Dimick and Manning; Mr. Dimick is its Chairman. The responsibilities delegated by the Board to the Governance & Compliance Committee include:

•	evaluating and making recommendations to the Board regarding matters relating to the governance of WebMD;

•	assisting the Board in coordinating the activities of the Board’s other standing committees, including with respect to WebMD’s compliance programs and providing additional oversight of those compliance programs; and

•	providing oversight of senior executive recruitment and management development.
As part of its responsibilities relating to corporate governance, the Governance & Compliance Committee will evaluate and make recommendation to the Board regarding any proposal for which a stockholder has provided required notice that such stockholder intends to make at an Annual Meeting of Stockholders, including recommendations regarding the Board’s response and regarding whether to include such proposal in WebMD’s proxy statement.
      The Governance & Compliance Committee operates pursuant to a written charter adopted by the Board of Directors. A copy of the Governance & Compliance Committee Charter was filed as Exhibit 99.6 to the IPO Registration Statement. Pursuant to that Charter, the membership of the Governance & Compliance Committee consists of the Chairpersons of the Nominating, Audit and Compensation Committees and the Chairperson of the Nominating Committee serves as the Chairperson of the Governance & Compliance Committee, unless otherwise determined by the Governance & Compliance Committee.
      Related Parties Committee. The Related Parties Committee, which did not meet during 2005, is currently comprised of Dr. Moossa and Mr. Trotman; Mr. Trotman is its Chairman. Each of the members of the Related Parties Committee is an independent director and none of its members serves as a director of our Emdeon. The responsibilities delegated by the Board to the Related Parties Committee include:

•	oversight of transactions between WebMD and Emdeon; and

•	oversight of other matters in which the interests of WebMD and Emdeon conflict or may potentially conflict.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of these securities with the SEC. Officers, directors and greater than ten percent beneficial owners are required by applicable regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the forms furnished to us during or with respect to our most recent fiscal year, all of our directors and officers subject to the reporting requirements and each beneficial owner of more than ten percent of our common stock satisfied all applicable filing requirements under Section 16(a).

Item 11.	Executive Compensation
Executive Compensation
      The following table sets forth information concerning the compensation paid by Emdeon and its subsidiaries to our “Named Executive Officers,” which is defined under SEC rules to include a company’s chief executive officer and other specified highly compensated executive officers. In addition, the table includes the same information for one person who formerly served as the Chief Executive Officer of Emdeon’s WebMD segment during 2005.
Summary Compensation Table

								Long-Term Compensation
								Awards

		Annual Compensation (1)						Restricted
								Stock		Securities
						Other Annual		Awards		Underlying		All Other
Name and Principal Position	Year	Salary($)		Bonus($)		Compensation($)		($)(2)		Options(#)(3)		Compensation($)

Wayne T. Gattinella	2005	525,000		280,000		—		962,500	W(5)	220,000	W	5,042	(6)
Chief Executive Officer	2004	450,000		300,000		—		322,125	E(7)	250,000	E	—
and President(4)	2003	450,000		125,000		—		—		—		—
Nan-Kirsten Forte	2005	352,500		95,000		45,024	(8)	481,250	W(9)	110,000	W	59,069	(10)
Executive VP —	2004	351,346		140,000		—		214,750	E(11)	200,000	E	—
Consumer Services
David Gang	2005	295,000	(12)	921,000	(13)	17,487	(8)	770,000	W(14)	176,000	W	30,000	(15)
Executive VP — Product								952,000	E(14)	400,000	E	—
& Programming and Chief Technology Officer
Anthony Vuolo	2005	450,000		240,000		—		770,000	W(16)	176,000	W	15,269	(17)
Executive VP and Chief	2004	450,000		260,000		—		322,125	E(18)	250,000	E	—
Financial Officer	2003	450,000		—		—		—		—		—
Martin J. Wygod	2005	1,195,000		450,000		—		962,500	W(19)	220,000	W	3,989	(20)
Chairman of the Board	2004	1,260,000		402,000		—		—		—		—
	2003	1,308,900		—		—		—		—		—
Roger C. Holstein	2005	228,462		—		—		—		—		1,654,535	(22)
Former Chief Executive	2004	915,000		402,000		—		715,547	E(23)	—		—
Officer(21)	2003	861,538		—		—		—		500,000	E	—

(1)	Reflects all amounts paid by Emdeon and its subsidiaries (including WebMD and its subsidiaries). WebMD was formed in May 2005 to be the holding company for Emdeon’s WebMD segment and to conduct an initial public offering. Except for Messrs. Wygod and Vuolo, all cash compensation paid to the Named Executive Officers in 2005 was paid by WebMD or was an expense allocated to WebMD in the preparation of its financial statements. None of Mr. Wygod’s cash compensation in 2005 was paid by or allocated to WebMD. $172,500 of Mr. Vuolo’s cash compensation in 2005 was paid by or allocated to WebMD.

(2)	Grants by Emdeon are noted with an “E” and grants by WebMD are noted with a “W.” Holders of restricted shares of Emdeon Common Stock (which we refer to as Emdeon Restricted Stock) and holders of restricted shares of WebMD’s Class A Common Stock (which we refer to as WebMD Restricted Stock and which, together with Emdeon Restricted Stock, we refer to as Restricted Stock) have voting power and the right to receive dividends, if any that are declared on those shares, but their ability to sell shares of Restricted Stock is subject to vesting requirements based on continued employment, as described in the footnotes below. The dollar value of Emdeon Restricted Stock listed in this column is calculated by multiplying the number of shares granted by the closing market price on the date of each grant, as described in the footnotes below. The dollar value of shares of WebMD Restricted Stock listed in this column, which were all granted on September 28,

2005 in connection with our initial public offering, is calculated by multiplying the number of shares granted by $17.50, the initial public offering price of WebMD Class A Common Stock.

(3)	All grants reflected in this column prior to 2005 are grants of options to purchase Emdeon Common Stock. All grants reflected in this column in 2005 are grants of options to purchase WebMD Class A Common Stock, except the grant of options to purchase 400,000 shares of Emdeon Common Stock to Mr. Gang. Grants by Emdeon are noted with an “E” and grants by WebMD are noted with a “W.”

(4)	Mr. Gattinella has been Chief Executive Officer and President of our company since its formation in May 2005 in preparation for our initial public offering. He became Chief Executive Officer of Emdeon’s WebMD segment in April 2005.

(5)	The dollar value listed in the table is for 55,000 shares of WebMD Restricted Stock granted in connection with our initial public offering and is based on $17.50 per share, the initial public offering price of WebMD Class A Common Stock. The vesting schedule for this grant is as follows: (a) 13,750 shares on September 28, 2006, (b) 13,750 shares on September 28, 2007, (c) 13,750 shares on September 28, 2008, and (d) 13,750 shares on September 28, 2009. As of December 31, 2005, the aggregate value of the 55,000 shares of WebMD Restricted Stock, all of which were unvested at that date, was $1,597,750, based on the closing market price of $29.05 per share of WebMD Class A Common Stock on the last trading day of 2005.

(6)	Consists of: (a) $1,056 in company matching contributions under the Emdeon Corporation 401(k) Savings and Employee Stock Ownership Plan (which we refer to as the 401(k) Plan); and (b) $3,986 of company-paid supplemental disability insurance.

(7)	The dollar value listed in the table is based on $8.59 per share, the closing market price of Emdeon Common Stock on March 17, 2004, the date of grant of 37,500 shares of Emdeon Restricted Stock, of which (a) 12,500 shares vested on March 17, 2005, (b) 12,500 shares vested on March 17, 2006 and (c) 12,500 shares are scheduled to vest on March 17, 2007. As of December 31, 2005, the aggregate value of the 25,000 unvested shares of Emdeon Restricted Stock then held by Mr. Gattinella was $211,500, based on the closing market price of $8.46 per share of Emdeon Common Stock on the last trading day of 2005.

(8)	The amount under “Other Annual Compensation” reflects reimbursement by WebMD of amounts required to pay income taxes in connection with reimbursement by WebMD of relocation expenses included in the amount under “All Other Compensation.”

(9)	The dollar value listed in the table is for 27,500 shares of WebMD Restricted Stock granted in connection with our initial public offering and is based on $17.50 per share, the initial public offering price of WebMD Class A Common Stock. The vesting schedule for this grant is as follows: (a) 6,875 shares on September 28, 2006, (b) 6,875 shares on September 28, 2007, (c) 6,875 shares on September 28, 2008, and (d) 6,875 shares on September 28, 2009. As of December 31, 2005, the aggregate value of the 27,500 shares of WebMD Restricted Stock, all of which were unvested at that date, was $798,875, based on the closing market price of $29.05 per share of WebMD Class A Common Stock on the last trading day of 2005.

(10)	Consists of: (a) $55,126 for reimbursement of relocation expenses; (b) $1,558 in company matching contributions under the 401(k) Plan; and (c) $2,385 of company-paid supplemental disability insurance.

(11)	The dollar value listed in the table is based on $8.59 per share, the closing market price of Emdeon Common Stock on March 17, 2004, the date of grant of 25,000 shares of Emdeon Restricted Stock, of which (a) 8,333 shares vested on March 17, 2005, (b) 8,333 shares vested on March 17, 2006 and (c) 8,334 shares are scheduled to vest on March 17, 2007. As of December 31, 2005, the aggregate value of the 16,667 unvested shares of Emdeon Restricted Stock then held by Ms. Forte was $141,003, based on the closing market price of $8.46 per share of Emdeon Common Stock on the last trading day of 2005.

(12)	Mr. Gang began employment in May 2005. The amount of salary listed in the table for 2005 reflects amounts paid from that time until the end of 2005. His annual base salary is $450,000.

(13)	Consists of: (a) a bonus for 2005 of $421,000; and (b) a one-time bonus payment of $500,000 made as an inducement to enter into the employ of WebMD pursuant to the terms of Mr. Gang’s employment agreement.

(14)	The total dollar value is $1,722,000 for 44,000 shares of WebMD Restricted Stock granted on September 28, 2005 in connection with our initial public offering and for 100,000 shares of Emdeon Restricted Stock granted on May 16, 2005 in connection with Mr. Gang’s initial employment. The value of the WebMD Restricted Stock is based on $17.50 per share, the initial public offering price of WebMD’s Class A Common Stock. The value of the Emdeon Restricted Stock is based on $9.52 per share, the closing market price of Emdeon Common Stock on the date of grant. The vesting schedule for the WebMD Restricted Stock grant is as follows: 11,000 shares on September 28, 2006; 11,000 shares on September 28, 2007; 11,000 shares on September 28, 2008; and 11,000 shares on September 28, 2009. The vesting schedule for the Emdeon Restricted Stock grant is as follows: 25,000 shares on May 16, 2006; 25,000 shares on May 16, 2007; 25,000 shares on May 16, 2008; and 25,000 shares on May 16, 2009. As of December 31, 2005, the aggregate value of the 44,000 shares of WebMD Restricted Stock and the 100,000 shares of Emdeon Restricted Stock, all of which were unvested at that date, was $2,124,200, based on the closing market prices on the last trading day of 2005 of $29.05 per share of WebMD Class A Common Stock and $8.46 per share of Emdeon Common Stock.

(15)	Represents the reimbursement of relocation expenses.

(16)	The dollar value listed in the table is for 44,000 shares of WebMD Restricted Stock granted in connection with our initial public offering and is based on $17.50 per share, the initial public offering price of WebMD’s Class A Common Stock. The vesting schedule for this grant is as follows: (a) 11,000 shares on September 28, 2006, (b) 11,000 shares on September 28, 2007, (c) 11,000 shares on September 28, 2008, and (d) 11,000 shares on September 28, 2009. As of December 31, 2005, the aggregate value of the 44,000 shares of WebMD Restricted Stock, all of which were unvested at that date, was $1,278,200, based on the closing market price of $29.05 per share of WebMD Class A Common Stock on the last trading day of 2005.

(17)	Consists of: (a) $3,269 of company-paid supplemental disability insurance; and (b) an automobile allowance of $12,000.

(18)	The dollar value listed in the table is based on $8.59 per share, the closing market price of Emdeon Common Stock on March 17, 2004, the date of grant of 37,500 shares of Emdeon Restricted Stock, of which (a) 12,500 shares vested on March 17, 2005, (b) 12,500 shares vested on March 17, 2006 and (c) 12,500 shares are scheduled to vest on March 17, 2007. As of December 31, 2005, the aggregate value of the 25,000 unvested shares of Emdeon Restricted Stock then held by Mr. Vuolo was $211,500, based on the closing market price of $8.46 per share of Emdeon Common Stock on the last trading day of 2005.

(19)	The dollar value listed in the table is for 55,000 shares of WebMD Restricted Stock granted in connection with our initial public offering and is based on $17.50 per share, the initial public offering price of WebMD’s Class A Common Stock. The vesting schedule for this grant is as follows: (a) 13,750 shares on September 28, 2006, (b) 13,750 shares on September 28, 2007, (c) 13,750 shares on September 28, 2008, and (d) 13,750 shares on September 28, 2009. As of December 31, 2005, the aggregate value of the 55,000 shares of WebMD Restricted Stock, all of which were unvested at that date, was $1,597,750, based on the closing market price of $29.05 per share of WebMD Class A Common Stock on the last trading day of 2005.

(20)	Represents company-paid supplemental disability insurance.

(21)	Mr. Holstein was Chief Executive Officer of Emdeon’s WebMD segment from October 2004 until his resignation in April 2005.

(22)	Consist of: (a) $1,650,000 of severance paid or to be paid to Mr. Holstein during the period from April 27, 2005 through October 27, 2007 (see “— Compensation Arrangements with Named Executive Officers — Letter of Agreement with Roger C. Holstein” below); (b) $381 in company matching contributions under the 401(k) Plan; and (c) an automobile allowance of $4,154.

(23)	The dollar value listed in the table is based on $8.59 per share, the closing market price of Emdeon Common Stock on March 17, 2004, the date of grant of 83,300 shares of Emdeon Restricted Stock, of which 27,766 shares vested on March 17, 2005. Upon Mr. Holstein’s resignation in April 2005, the remainder of the grant was forfeited.
      In accordance with SEC rules, for years prior to 2005, the above table does not include certain perquisites and other benefits received by the named executive officers, which do not exceed the lesser of $50,000 and 10% of any officer’s salary and bonus disclosed in this table. None of the Named Executive Officers received more than $15,000 in perquisites or other benefits in the years prior to 2005 covered by the table and most of such benefits consisted of automobile allowances.

      The following table presents information concerning the options to purchase WebMD Class A Common Stock (noted with a “W”) and options to purchase Emdeon Common Stock (noted with an “E”) granted during the fiscal year ended December 31, 2005 to our Named Executive Officers.
Option Grants in Fiscal 2005

Individual Grants

	Number of		Percent of
	Securities		Total Options	Exercise
	Underlying		Granted to	or Base		Grant Date
	Options		Employees in	Price	Expiration	Present
Name	Granted (#)		2005(1)	($/Share)	Date	Value($)(2)

Wayne T. Gattinella	220,000	(W)	4.8	17.50	9/28/2015	2,185,288
Nan-Kirsten Forte	110,000	(W)	2.4	17.50	9/28/2015	1,092,644
David Gang	176,000	(W)	3.8	17.50	9/28/2015	1,748,230
	400,000	(E)	12.6	9.52	5/16/2015	1,880,090
Anthony Vuolo	176,000	(W)	3.8	17.50	9/28/2015	1,748,230
Martin J. Wygod	220,000	(W)	4.8	17.50	9/28/2015	2,185,288
Roger C. Holstein	—		—	—	—	—

(1)	Percent is calculated, with respect to grants by Emdeon, based upon the total number of options that Emdeon granted during 2005 and is calculated, with respect to grants by WebMD, based upon the total number of options that WebMD granted during 2005.

(2)	The estimated grant date present value for options to purchase Emdeon Common Stock reflected in the above table was determined using the Black-Scholes model and the following data and assumptions: (a) the applicable option exercise prices; (b) the exercise of options within three years of the date that they become exercisable; (c) a risk-free interest rate of 3.6% per annum; (d) volatility of 0.5; and (e) that no dividends are paid on Emdeon common stock.
       The estimated grant date present value for options to purchase WebMD Class A Common Stock reflected in the above table was determined using the Black-Scholes model and the following data and assumptions: (a) the option exercise price of $17.50; (b) the exercise of options within three years of the date that they become exercisable; (c) a risk-free interest rate of 4.2% per annum; (d) volatility of 0.6; and (e) that no dividends are paid on WebMD Class A Common stock.
       The ultimate values of the options will depend on the future market price of the underlying common stock, which cannot be forecast with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the underlying common stock over the exercise price on the date the option is exercised. We cannot predict whether the value realized by an optionee will be at or near the value estimated by the Black-Scholes model or any other model applied to value the options.

(W)	These options to purchase WebMD Class A Common Stock were granted on September 28, 2005 and are schedule to vest and become exercisable in equal installments over four years upon each anniversary of the grant date.

(E)	These options to purchase Emdeon Common Stock were granted on May 16, 2005 and are scheduled to vest and become exercisable in equal installments over four years upon each anniversary of the grant date.

      The following table sets forth information with respect to our Named Executive Officers concerning option exercises during 2005 and exercisable and unexercisable options to purchase Emdeon Common Stock (noted with an “E”) and options to purchase WebMD Class A Common Stock (noted with a “W” held as of December 31, 2005. No options to purchase WebMD Class A Common Stock were exercisable during 2005. Exercises reflected in the table below were of options to purchase Emdeon Common Stock.
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Number of
			Securities Underlying		Value of Unexercised
			Unexercised Options at		In-the-Money Options
	Shares		December 31, 2005 (#)		at December 31, 2005 ($)(2)
	Acquired on	Value
Name	Exercise (#)	Realized ($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Wayne T. Gattinella	80,300	335,960	603,033	166,667	1,896,905	—	(E)
	—	—	—	220,000	—	2,541,000	(W)
Nan-Kirsten Forte	95,000	594,480	767,223	133,334	150,900	—	(E)
	—	—	—	110,000	—	1,270,500	(W)
David Gang	—	—	—	400,000	—	—	(E)
	—	—	—	176,000	—	2,032,800	(W)
Anthony Vuolo	340,000	1,765,210	1,778,333	166,667	804,800	—	(E)
	—	—	—	176,000	—	2,032,800	(W)
Martin J. Wygod	—	—	3,685,000	—	—	—	(E)
	—	—	—	220,000	—	2,541,000	(W)
Roger C. Holstein	900,000	4,789,081	2,634,000	700,000	550,000	1,100,000	(E)

(1)	The value realized is calculated based on the amount by which the aggregate market price, on the date of exercise, of the shares received exceeded the aggregate exercise price paid, regardless of whether such shares were sold or retained by the optionholder on that date.

(2)	The value of unexercised in-the-money options to purchase Emdeon Common Stock is calculated based on the closing market price per share of Emdeon Common Stock on the last trading day of 2005, which was $8.46, net of the applicable option exercise price per share. The value of unexercised in-the-money options to purchase WebMD Class A Common Stock is calculated based on the closing market price per share of WebMD Class A Common Stock on the last trading day of 2005 which was $29.05, net of the applicable option exercise price per share.

(E)	All information on this line relates to options to purchase shares of Emdeon Common Stock.

(W)	All information on this line relates to options to purchase shares of WebMD Class A Common Stock.

Compensation Arrangements with Named Executive Officers

Arrangements with Wayne T. Gattinella
      We are party to an employment agreement with Wayne Gattinella, who serves our CEO and President. The following is a description of Mr. Gattinella’s employment agreement:

•	Mr. Gattinella currently receives an annual base salary of $560,000 and is eligible to earn a bonus of up to 100% of his base salary. For 2005, Mr. Gattinella received a bonus of $280,000, determined by the Compensation Committee of our Board in its discretion, based on both his own and WebMD’s performance. With respect to 2006 and subsequent years, the employment agreement provides that achievement of 50% of Mr. Gattinella’s bonus will be based upon WebMD’s attainment of corporate financial and strategic goals to be established by its Compensation Committee, with the financial goals generally related to revenue and/or other measures of operating results, and achievement of the remaining 50% of Mr. Gattinella’s bonus will be based on performance goals to be established by the Compensation Committee.

•	Pursuant to the employment agreement, Mr. Gattinella was granted 55,000 shares of WebMD Restricted Stock and nonqualified options to purchase 220,000 shares of WebMD Class A Common Stock in connection with our initial public offering. The per share exercise price of the options is the initial public offering price of $17.50. The WebMD Restricted Stock and the options are scheduled to vest in equal installments over four years upon each anniversary of the grant date.

•	In the event of the termination of Mr. Gattinella’s employment, prior to April 30, 2009, by WebMD without “Cause” or by Mr. Gattinella for “Good Reason” (as those terms are described below), he would be entitled to continue to receive his base salary for one year from the date of termination, to receive any unpaid bonus for the year preceding the year in which the termination occurs, and to receive healthcare coverage until the earlier of one year following his termination and the date upon which he receives comparable coverage under another plan. In the event that a termination of Mr. Gattinella’s employment by WebMD without Cause or by Mr. Gattinella for Good Reason occurs before the fourth anniversary of the grant of the options to purchase WebMD Class A Common Stock, 25% of such options would continue to vest through the next vesting date following the date of termination.

•	In the event of a “Change in Control” of WebMD (as that term is described below), the unvested portion of the options to purchase WebMD Class A Common Stock would continue to vest until the later of (1) two years from the date of grant and (2) the next scheduled vesting date following the Change in Control. The continued vesting applies only if Mr. Gattinella remains employed until six months following such Change in Control or is terminated by our successor without Cause or he resigns for Good Reason during such six-month period. For purposes of the employment agreement, a “Change in Control” would occur when: (i) a person, entity or group acquires more than 50% of the voting power of WebMD, (ii) there is a reorganization, merger or consolidation or sale involving all or substantially all of WebMD’s assets, or (iii) there is a complete liquidation or dissolution of WebMD.

•	For purposes of the employment agreement, (a) “Cause” includes a (i) continued willful failure to perform duties after 30 days written notice, (ii) willful misconduct or violence or threat of violence that would harm WebMD, (iii) a material breach of WebMD’s policies, the employment agreement, or the Trade Secret and Proprietary Information Agreement (as described below), that remains unremedied after 30 days written notice, or (iv) conviction of a felony in respect of a dishonest or fraudulent act or other crime of moral turpitude; and (b) “Good Reason” includes any of the following conditions or events remaining in effect after 30 days written notice: (i) a reduction in base salary, (ii) a material reduction in authority, or (iii) any material breach of the employment agreement by WebMD.

•	The employment agreement and the Trade Secret and Proprietary Information Agreement described below are governed by the laws of the State of New York.

      Mr. Gattinella is also a party to a related Trade Secret and Proprietary Information Agreement that contains confidentiality obligations that survive indefinitely. The agreement also includes non-solicitation provisions that prohibit Mr. Gattinella from hiring WebMD’s employees or soliciting any of WebMD’s clients or customers that he had a relationship with during the time he was employed by WebMD, and non-competition provisions that prohibit Mr. Gattinella from being involved in a business that competes with WebMD’s business or that competes with any other business engaged in by any affiliates of WebMD if he is directly involved in such business. The non-solicitation and non-competition obligations end on the first anniversary of the date his employment has ceased.

Arrangements with Nan-Kirsten Forte
      We are party to an employment agreement with Nan-Kirsten Forte, who serves as our Executive Vice President — Consumer Services. The following is a description of Ms. Forte’s employment agreement with us. In this description of Ms. Forte’s employment agreement, the terms “Cause” and “Good Reason” are used with the same meanings as in the description of Mr. Gattinella’s employment agreement above.

•	The employment agreement provides that Ms. Forte receives an annual base salary of $352,500 and is entitled to receive an annual bonus with a target of 35% of base salary to be determined by our Compensation Committee.

•	Pursuant to the employment agreement, Ms. Forte was granted 27,500 shares of WebMD Restricted Stock and nonqualified options to purchase 110,000 shares of WebMD Class A Common Stock in connection with our initial public offering. The per share exercise price of the options is the initial public offering price of $17.50. The WebMD Restricted Stock and options vest in equal installments over four years upon each anniversary of the grant date.

•	In the event of the termination of Ms. Forte’s employment by us without Cause or by Ms. Forte for Good Reason prior to the fourth anniversary of the effective date of the agreement, she would be entitled to continue to receive her base salary for one year following her termination, to receive any unpaid bonus for the year preceding the year in which the termination occurs, and to receive health coverage until the earlier of one year following her termination and the date upon which she receives comparable coverage under another plan. In addition, 25% of the stock options granted in connection with this initial public offering would continue to vest through the next vesting date following the date of termination. Ms. Forte’s receipt of these severance benefits is subject to her execution of a release of claims against us and continued compliance with applicable restrictive covenants.

•	The employment agreement and the Trade Secret and Proprietary Information Agreement described below are each governed by the laws of the State of New York.
      Ms. Forte is also a party to a related Trade Secret and Proprietary Information Agreement that contains confidentiality obligations that survive indefinitely. The agreement also includes non-solicitation provisions that prohibit her from hiring WebMD’s employees or soliciting any of WebMD’s clients or customers with whom she had a relationship during the time she was employed by WebMD, and non-competition provisions that prohibit her from being involved in a business that competes with WebMD’s business or that competes with any other business engaged in by any affiliates of WebMD if she is directly involved in such business. The non-solicitation and non-competition obligations end on the first anniversary of the date her employment ceases.

Arrangements with David Gang
      We are a party to an employment agreement dated as of April 28, 2005, as amended as of July 13, 2005 and March 9, 2006, with David Gang, who serves as our Executive Vice President — Product and Programming and Chief Technology Officer. The following is a description of Mr. Gang’s employment agreement, as amended. In this description of Mr. Gang’s employment agreement, the terms “Change in

Control,” “Cause” and “Good Reason” are used with the same meanings as in the description of Mr. Gattinella’s employment agreement above.

•	The employment agreement provides that Mr. Gang will receive an annual base salary of $450,000 and is eligible to earn a bonus of up to 100% of his base salary. For 2005, Mr. Gang received a bonus of $421,000, determined by the Compensation Committee of our Board in its discretion, based on both his own and WebMD’s performance. Mr. Gang also received a signing bonus of $500,000 in 2005 in connection with his initial employment by our company. The employment agreement provides that, in 2006 and subsequent years, achievement of 50% of Mr. Gang’s bonus will be based upon WebMD’s attainment of corporate financial and strategic goals to be established by the Compensation Committee, with the financial goals generally related to revenue and/or other measures of operating results, and that achievement of the remaining 50% of Mr. Gang’s bonus will be based on performance goals to be established by the Compensation Committee.

•	Pursuant to the employment agreement, Mr. Gang was granted, on the first day of his employment, options to purchase 400,000 shares of Emdeon Common Stock. The exercise price is $9.52 per share, the closing price of Emdeon Common Stock on such date. The options will vest in equal annual installments over four years upon each anniversary of the grant date. In the event that WebMD ceases to be a subsidiary of Emdeon, the unvested portion of the options would terminate while the vested portion would remain outstanding in accordance with its terms. If such an event occurs within the first twelve months from the grant date, the unvested portion would continue to vest through the first scheduled vesting date.

•	Mr. Gang also received 100,000 shares of restricted Emdeon Common Stock on the first day of his employment. The restricted Emdeon Common Stock will vest in equal annual installments over four years upon each anniversary of the grant date. In the event that WebMD ceases to be a subsidiary of Emdeon, the Emdeon Restricted Stock that has not yet vested at that time would be forfeited.

•	Pursuant to the employment agreement, Mr. Gang was granted 44,000 shares of WebMD Restricted Stock and nonqualified options to purchase 176,000 shares of WebMD Class A Common Stock in connection with our initial public offering. The per share exercise price of the options is the initial public offering price of $17.50. The WebMD Restricted Stock and options vest in equal installments over four years upon each anniversary of the grant date. In the event of a Change in Control of WebMD, the unvested portion of the options to purchase WebMD Class A Common Stock would continue to vest until the later of (1) two years from the date of grant and (2) the next scheduled vesting date following the Change in Control. The continued vesting applies only if Mr. Gang remains employed until six months following such Change in Control or is terminated by WebMD’s successor without Cause or he resigns for Good Reason.

•	In the event of the termination of Mr. Gang’s employment, prior to the fourth anniversary of the start date, by WebMD without Cause or by Mr. Gang for Good Reason he would be entitled to continue to receive his base salary for one year from the date of termination, to receive any unpaid bonus for the year preceding the year in which the termination occurs and, to receive health coverage until the earlier of one year following his termination and the date upon which he receives comparable coverage under another plan. In the event that a termination of Mr. Gang’s employment by WebMD without Cause or by Mr. Gang for Good Reason occurs before the fourth anniversary of Mr. Gang’s start date, 25% of the options to purchase WebMD Class A Common Stock described above would continue to vest through the next vesting date following the date of termination.

•	The employment agreement and the related agreement described below are governed by the laws of the State of New York.
      In connection with Mr. Gang’s employment, he has entered into a related agreement that contains confidentiality obligations that survive indefinitely. The agreement also includes non-solicitation provisions that prohibit Mr. Gang from hiring WebMD employees or soliciting any of WebMD’s clients or customers that he had a relationship with during the time he was employed by WebMD, and non-competition provisions that prohibit Mr. Gang from being involved in a business that competes with WebMD’s business or that competes with any other business engaged in by any affiliates of WebMD if he is directly involved in such business. The non-solicitation and non-competition obligations end on the first anniversary of the date employment has ceased.

Arrangements with Anthony Vuolo
      Anthony Vuolo, who serves as our Executive Vice President, Chief Financial Officer, was a party to an employment agreement with Emdeon. Mr. Vuolo’s employment agreement has been amended and restated, effective as of the effectiveness of this initial public offering, and assumed by us. The following is a description of Mr. Vuolo’s amended and restated employment agreement:

•	The employment agreement provides that Mr. Vuolo will receive an annual base salary of $450,000 and will be eligible to earn a bonus of up to 100% of his base salary. Under the employment agreement, achievement of 50% of that bonus will be based upon our attainment of corporate financial and strategic goals to be established by the Compensation Committee of our Board in consultation with Mr. Vuolo and achievement of the remaining 50% will be determined in the discretion of our Compensation Committee, or in the discretion of the Compensation Committee of Emdeon’s Board with respect to services rendered by Mr. Vuolo to Emdeon.

•	Pursuant to the employment agreement, Mr. Vuolo was granted 44,000 shares of WebMD Restricted Stock and nonqualified options to purchase 176,000 shares of WebMD Class A Common Stock in connection with our initial public offering. The per share exercise price of the options is the initial public offering price of $17.50. The WebMD Restricted Stock and options vest in equal installments over four years upon each anniversary of the grant date.

•	In the event of the termination of Mr. Vuolo’s employment due to his death or disability, by us without Cause (as described below), or by Mr. Vuolo for Good Reason (as described below), or as a result of our failure to renew his employment agreement, he would be entitled to:

(a)	continuation of his base salary for a period of eighteen months following the date of termination;

(b)	any unpaid bonus for the year preceding the year in which the termination of employment occurs, as well as payment for bonuses for the eighteen-month period following the date of termination calculated using the bonus paid for the year prior to the year of termination; and

(c)	continued participation in our welfare benefit plans for thirty-six months or if earlier, until he is eligible for comparable benefits.

In addition, all vested options to purchase Emdeon Common Stock granted to Mr. Vuolo (other than the option granted March 17, 2004) would remain exercisable as if he remained in Emdeon’s employ through the original expiration date specified in each applicable stock option agreement. Further, 25% of the options to purchase WebMD Class A Common Stock granted in connection with our initial public offering would continue to vest through the next vesting date following the date of termination; provided that if the event triggering Good Reason is a Change in Control (as described below) then these options would be treated as described below. Mr. Vuolo’s receipt of these severance benefits is subject to his continued compliance with applicable restrictive covenants.

•	For purposes of the employment agreement, (a) “Cause” includes (i) a material breach of his employment agreement that remains unremedied after 30 days written notice, or (ii) conviction of a felony; and (b) “Good Reason” includes (i) a material reduction in his title or responsibilities, (ii) the requirement to report to anyone other than our CEO, (iii) a reduction in his base salary or material fringe benefits, (iv) a material breach by us of his employment agreement, (v) relocation of his place of work outside Manhattan, New York, unless it is within 25 miles of his current residence, or (vi) the date that is six months following a Change in Control (as described below) of WebMD or Emdeon (so long as we are a subsidiary of Emdeon at the time of a Change in Control of Emdeon and that Mr. Vuolo remains employed by our successor or Emdeon’s successor, or is terminated without Cause or resigns for Good Reason, during such six-month period).

•	For purposes of the employment agreement, a “Change in Control” would occur when: (i) any person, entity, or group acquires at least 50% of the voting power of WebMD or Emdeon, (ii) there is a sale or all or substantially all of our or Emdeon’s assets in a transaction where then current stockholders do not receive a majority of the voting power or equity interest in the acquiring entity or its controlling affiliates or (iii) a complete liquidation or dissolution of us or Emdeon occurs.

•	The employment agreement also provides that in the event of a Change in Control of our company prior to the second anniversary of the date of grant of the stock option granted in connection with this initial public offering, as long as Mr. Vuolo remains employed for at least 6 months after the Change in Control (or is terminated without Cause or resigns for Good Reason), then such option will continue to vest through the second anniversary of the date of grant of the stock option (i.e., 50% vested) whether or not Mr. Vuolo remains employed by us on the vesting date(s). In the event of a change in control of our company on or after the second anniversary, but prior to the fourth anniversary, of the date of grant of the stock option granted in connection with this initial public offering, as long as Mr. Vuolo remains employed for at least 6 months after the change in control (or is terminated without Cause or resigns for Good Reason), then such option will vest through the next vesting date, whether or not Mr. Vuolo remains employed by us on such vesting date.

•	The employment agreement provides that in the event of a transaction whereby we are no longer a subsidiary of Emdeon and as a result Mr. Vuolo is no longer providing services to Emdeon, then all options to purchase Emdeon’s stock granted to Mr. Vuolo will be treated as if his employment was terminated without Cause.

•	The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the second anniversary of the date employment has ceased.

•	The employment agreement is governed by the laws of the State of New York.

•	The employment agreement contains a tax gross-up provision relating to any excise tax that Mr. Vuolo incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code. Any excess parachute and related gross-up payments made to Mr. Vuolo will not be deductible for federal income tax purposes.

Arrangements with Martin J. Wygod
      On August 3, 2005, Emdeon amended and restated the employment agreement, dated October 8, 2001, with Martin J. Wygod. The agreement was further amended on February 1, 2006. Under the amended agreement, Mr. Wygod serves as Emdeon’s Chairman of the Board, and also serves as our Chairman of the Board of WebMD. In these positions, Mr. Wygod focuses on the overall strategy, strategic relationships and transactions intended to create long-term value for stockholders. The following is a description of Mr. Wygod’s amended employment agreement:

•	The employment agreement provides for an employment period through August 3, 2010.

•	Under the employment agreement, Mr. Wygod received an annual base salary of $1.26 million, for his services as Chairman of the Board of Emdeon, until the completion of WebMD’s initial public offering; when the initial public offering was completed in September 2005, Mr. Wygod’s base salary was reduced to $975,000 per year. For 2005, Mr. Wygod received a bonus of $450,000, determined by the Compensation Committee in its discretion, based on both his own and our company’s performance.

•	Pursuant to the employment agreement, Mr. Wygod was granted 55,000 shares of WebMD Restricted Stock and nonqualified options to purchase 220,000 shares of WebMD Class A Common Stock in connection with our initial public offering. The per share exercise price of the options is the initial public offering price of $17.50. The WebMD Restricted Stock and the options vest in equal installments over four years upon each anniversary of the grant date.

•	In the event of termination of Mr. Wygod’s employment by us without “Cause” (as described below) or by Mr. Wygod for “Good Reason” (as described below), Mr. Wygod would become a consultant for us and would be entitled to receive his salary, at the rate then in effect, and continuation of benefits until the later of (i) two years following such termination or (ii) August 3, 2010. In addition, all options, or other forms of equity compensation, granted to Mr. Wygod by us or any of our affiliates (which would include WebMD) that have not vested prior to the date of termination would become vested as of the date of termination and, assuming there has not been a “Change in Control” of Emdeon or of WebMD (as described below), would continue to be exercisable as long as he remains a consultant (or longer if the plan or agreement expressly provided). In the event that Mr. Wygod’s employment is terminated due to death or disability, he or his estate would receive the same benefits as described above. For purposes of the employment agreement:

(a)	“Cause” includes a final court adjudication that Mr. Wygod (i) committed fraud or a felony directed against our company relating to his employment, or (ii) materially breached any of the material terms of the employment agreement; and

(b)	“Good Reason” includes the following conditions or events: (i) a material reduction in title or responsibility that remains in effect for 30 days after written notice, (ii) a final court adjudication that we materially breached any material provisions of the employment agreement, (iii) failure to serve on our Board or Executive Committee of our Board, or (iv) the occurrence of a “Change in Control” (as described below) of Emdeon.

•	The employment agreement provides that in the event there is Change in Control of Emdeon, all outstanding options and other forms of equity compensation (including equity compensation granted by WebMD) would become immediately vested on the date of the Change in Control and, if following the Change in Control, Mr. Wygod’s employment terminates for any reason other than Cause, they would continue to be exercisable until the tenth anniversary of the applicable date of grant. A Change in Control is also an event that constitutes Good Reason for purposes of a termination by Mr. Wygod. In the event there is a Change in Control of WebMD, any portion of Mr. Wygod’s equity that relates to WebMD will fully vest and become exercisable on the date of such event, and if following such event, Mr. Wygod’s engagement with WebMD is terminated for any reason other than cause, such equity will remain outstanding until the expiration of its original term. For purposes of the employment agreement:

(a)	a “Change in Control” of Emdeon includes (i) a change in the majority of the Board of Directors of Emdeon without the consent of the incumbent directors, (ii) any person or entity becoming the beneficial owner of 25% or more of the voting shares of Emdeon and the Compensation Committee determines that such transaction constitutes a change in control, taking into consideration all relevant facts, (iii) consummation of a reorganization, merger or similar transaction where Emdeon’s stockholders no longer represent 50% of the voting power and (iv) consummation of a sale of all or substantially all of Emdeon’s assets; and

(b)	a “Change in Control” of WebMD includes (i) a change in the majority of the Board of Directors of WebMD without the consent of the incumbent directors, (ii) any person or entity becoming the beneficial owner of 50% or more of the voting shares of WebMD,

(iii) consummation of a reorganization, merger or similar transaction where WebMD’s stockholders no longer represent 50% of the voting power; and (iv) consummation of a sale of all or substantially all of WebMD’s assets provided that no public offering nor any split-off, spin-off, stock dividend or similar transaction as a result of which the voting securities of WebMD are distributed to Emdeon’s stockholders will constitute a Change in Control of WebMD or Emdeon.

•	In the event Mr. Wygod terminates his engagement with WebMD for “Good Reason” (as described in the following sentence), WebMD Restricted Stock and options to purchase WebMD Class A Common Stock granted to him will fully vest and become exercisable on the date his engagement terminates and will remain exercisable for the period beginning on such date and ending on the later of two years following such termination or August 3, 2010. For the purposes of a termination of Mr. Wygod’s engagement with WebMD by him, “Good Reason” means a material reduction in Mr. Wygod’s title or responsibilities as Chairman of the Board of WebMD.

•	In the event that Mr. Wygod’s employment with Emdeon is terminated for any reason, but he remains Chairman of the Board of WebMD, WebMD will have no obligation to pay a salary to Mr. Wygod.

•	The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that continue until the second anniversary of the date his employment has ceased.

•	The employment agreement contains a tax gross-up provision relating to any excise tax that Mr. Wygod incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code. Any excess parachute payments and related tax gross-up payments made to Mr. Wygod will not be deductible for federal income tax purposes.
      Mr. Wygod was granted, on January 27, 2006, options to purchase 600,000 shares of Emdeon Common Stock at an exercise price of $8.77, the closing price of Emdeon Common Stock on the date of grant; and (b) 150,000 shares of Emdeon Restricted Stock. The options to purchase Emdeon Common Stock are scheduled to vest in equal annual installments of 25% over four years and the shares of Emdeon Restricted Stock are scheduled to vest in equal annual installments of 33 1/3 % over three years.

Letter Agreement with Roger C. Holstein
      Roger C. Holstein resigned, effective April 27, 2005, from all his positions with Emdeon and its subsidiaries. In connection with the resignation, Mr. Holstein and Emdeon entered into a letter agreement, dated as of April 27, 2005. Under the letter agreement, and subject to its terms and conditions:

•	Mr. Holstein will continue to receive his annual base salary of $660,000 until October 27, 2007, provided that the base salary for the first six months was paid to Mr. Holstein in a lump sum at the end of such six-month period in accordance with the requirements of Section 409A of the Internal Revenue Code, except to the extent any future guidance issued by the Internal Revenue Service under Section 409A does not subject such payments to Section 409A.

•	Mr. Holstein will generally continue to participate in Emdeon’s welfare benefit plans until the earlier of October 27, 2007 and the date upon which he receives comparable coverage with a subsequent employer.

•	The options to purchase Emdeon Common Stock granted to Mr. Holstein will remain outstanding and continue to vest, and will otherwise be treated as if Mr. Holstein remained employed by Emdeon through April 27, 2007.
      The letter agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on April 27, 2007.

Compensation of Non-Employee Directors
      Our non-employee directors each receive an annual retainer of $30,000, payable in WebMD Class A Common Stock. The following additional annual retainers, also payable in WebMD Class A Common Stock, are paid to non-employee directors for service on the following standing committees:

•	Audit Committee — $15,000;

•	Compensation Committee and Nominating Committee — $5,000;

•	Governance & Compliance Committee — $10,000

•	Related Parties Committee — $10,000.
The following additional annual retainers are payable, in WebMD Class A Common Stock, to the chairpersons of the following standing committees for their services as chairperson:

•	Compensation Committee and Nominating Committee — $2,500; and

•	Audit Committee, Related Parties Committee and Governance & Compliance Committee — $10,000.
      On September 28, 2005, we granted to each non-employee director, under our 2005 Long-Term Incentive Plan (which we refer to as the 2005 Plan) shares of our Class A Common Stock with a value equal to their annual Board and committee retainers, calculated based on $17.50 per share, the initial public offering price of our Class A Common Stock.
      Our non-employee directors do not receive per meeting fees for service on the Board or any of its standing committees, but they are entitled to reimbursement for all reasonable out-of-pocket expenses incurred in connection with their attendance at Board and Board committee meetings.
      Our non-employee directors are eligible to receive discretionary grants of WebMD Restricted Stock and of options to purchase WebMD Class A Common Stock under our 2005 Plan. On September 28, 2005, we made an initial grant to each of our non-employee directors of 4,400 shares of WebMD Restricted Stock and of options to purchase 13,200 shares of WebMD Class A Common Stock with an exercise price of $17.50 per share, the initial public offering price of our Class A Common Stock. These shares of WebMD Restricted Stock and options are scheduled to vest at the rate of 25% per year on each of the first through fourth anniversaries of the date of grant. In addition, all non-employee directors also receive options to purchase 13,200 shares of WebMD Class A Common Stock pursuant to automatic annual grants on each January 1 (which are scheduled to vest in equal annual installments over four years). On January 1, 2006, each of our non-employee directors received the first such automatic annual grant of options to purchase 13,200 shares of WebMD Class A Common Stock, with an exercise price of $29.05 per share. Under the 2005 Plan, all shares of WebMD Restricted Stock and all options to purchase WebMD Class A Common Stock held by non-employee directors will automatically vest upon the occurrence of a “Change in Control” of WebMD, which is generally defined as described above under “— Compensation Arrangements with Named Executive Officers — Arrangements with Mr. Wygod.”
Other Compensation Information
      WebMD does not offer any deferred compensation plans to its directors or executive officers.
      WebMD does not offer any retirement plans to its directors and does not offer any retirement plans to its executive officers, other than the 401(k) plans generally available to employees. Subject to the terms of the Emdeon 401(k) Savings and Employee Stock Ownership Plan, Emdeon matches, in cash, 25% of amounts contributed to the Plan by each Plan participant, up to 6% of eligible pay. The matching contribution made by Emdeon is subject to vesting, based on continued employment, with 50% scheduled to vest on each of the first and second anniversaries of the employee’s date of hire.

Compensation Committee Interlocks and Insider Participation
      The current members of the Compensation Committee of our Board of Directors are Mark J. Adler, M.D., A.R. Moossa, M.D. and Stanley Trotman.
      No interlocking relationship exists between our Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
      The following table sets forth information with respect to the beneficial ownership of WebMD Class A Common Stock and WebMD Class B Common Stock (all of which is owned by Emdeon), as of April 14, 2006 (except where otherwise indicated), by Emdeon and by each person or entity known by us to beneficially own more than 5% of our Class A Common Stock, by each of our directors, by each of our Named Executive Officers, as described above under “Executive Compensation,” and by all of our directors and executive officers as a group. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons listed in the table below have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Unless otherwise indicated, the address of each of the beneficial owners identified is c/o WebMD Health Corp., 111 Eighth Avenue, New York, NY 10011.

						Percent of
	Class A		Percent of	Class B		Total Class A
	Common		Class A	Common	Total	and Class B
Name and Address of Beneficial Owner	Stock(1)		Outstanding(2)	Stock(3)	Shares	Outstanding(2)

Emdeon Corporation	48,100,000	(2)	85.8%	48,100,000	48,100,000	85.8%
669 River Drive, Center 2
Elmwood Park, NJ 07407
FMR Corp.	1,511,259	(4)	19.0%	—	1,511,259	2.7%
82 Devonshire Street
Boston, Massachusetts 02109
Lord, Abbett & Co. LLC	408,795	(5)	5.1%	—	408,795	*
90 Hudson Street
Jersey City, NJ 07302
T. Rowe Price Associates, Inc.	400,800	(6)	5.0%	—	400,800	*
100 E. Pratt Street
Baltimore, MD 21202
Mark J. Adler, M.D.	10,114	(7)	*	—	10,114	*
Neil F. Dimick	11,642	(8)	*	—	11,642	*
Nan-Kirsten Forte	27,500	(9)	*	—	27,500	*
David Gang	149,736	(10)	1.9%	—	149,736	*
Wayne T. Gattinella	74,600	(11)	*	—	74,600	*
Jerome C. Keller	16,414	(12)	*	—	16,414	*
James V. Manning	49,922	(13)	*	—	49,922	*
Abdool Rahim Moossa, M.D.	10,857	(14)	*	—	10,857	*
Stanley S. Trotman, Jr.	28,985	(15)	*	—	28,985	*
Anthony Vuolo	56,900	(16)	*	—	56,900	*
Martin J. Wygod	363,986	(17)	4.6%	—	363,986	*
All executive officers and directors as a group (14 persons)	882,856	(18)	11.1%	—	882,856	1.6%

*	Less than 1%.

(1)	The amounts set forth below include shares of WebMD Restricted Stock, which are subject to vesting requirements based on continued employment, in the respective amounts stated in the footnotes below. Holders of WebMD Restricted Stock have voting power, but not dispositive power, with respect to unvested shares of WebMD Restricted Stock. For information regarding the vesting schedules of the WebMD Restricted Stock, see “Executive Compensation — Summary Compensation Table” and “Compensation of Non-Employee Directors” above.

(2)	Shares of Class B Common Stock are convertible, at the option of the holder, on a one-for-one basis for Class A Common Stock. Accordingly, under the rules and regulations of the SEC, which provide that shares of common stock that a person has the right to acquire within 60 days are deemed to be outstanding and beneficially owned by that person for the purpose of computing the total number of shares beneficially owned by that person and the percentage ownership of that person, Emdeon is the beneficial owner of 48,100,000 shares of Class A Common Stock, which would represent 85.8% of the outstanding Class A Common Stock on that basis. However, those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person, each of which is based on the total number of shares of our outstanding Class A Common Stock which, as of April 14, 2006, was 7,954,426. The column entitled “Percent of Total Class A and Class B Outstanding” provides information on each listed holder’s percentage ownership of the total number of shares of our outstanding common stock which, as of April 14, 2006, was 56,054,426.

(3)	Since each share of Class B Common Stock is entitled to five votes per share and each share of Class A Common Stock is entitled to one vote per share, Emdeon controls, through its ownership of Class B Common Stock, approximately 96.7% of the combined voting power of the outstanding common stock of WebMD.

(4)	The information shown is as of December 31, 2005 and is based upon information disclosed by FMR Corp., Fidelity Management and Research Company, Fidelity Growth Company Fund and Edward C. Johnson, 3d in a Schedule 13G filed with the SEC. Such persons reported that FMR Corp. and the other members of the filing group had, as of December 31, 2005, sole power to dispose of or to direct the disposition of 1,511,259 shares of WebMD Class A Common Stock and sole power to vote or to direct the vote of 44,200 shares of WebMD Class A Common Stock. Sole power to vote the other shares of WebMD Class A Common Stock beneficially owned by the filing group resides in the respective boards of trustees of the funds that have invested in the shares. The interest of Fidelity Growth Company Fund, an investment company registered under the Investment Company Act of 1940, amounted to 545,200 shares of WebMD Class A Common Stock as of December 31, 2005.

(5)	The information shown is as of December 31, 2005 and is based upon information disclosed by Lord, Abbett & Co. LLC in a Schedule 13G filed with the SEC.

(6)	The information shown is as of December 31, 2005 and is based upon information disclosed by T. Rowe Price Associates, Inc. in a Schedule 13G filed with the SEC, which reported sole dispositive power with respect to 400,800 shares, of which sole voting power was reported with respect to 46,900 shares.

(7)	Represents 5,714 shares of Class A Common Stock held by Dr Adler and 4,400 unvested shares of WebMD Restricted Stock granted to Dr. Adler.

(8)	Represents 7,242 shares of Class A Common Stock held by Mr. Dimick and 4,400 unvested shares of WebMD Restricted Stock granted to Mr. Dimick.

(9)	Represents 27,500 unvested shares of WebMD Restricted Stock granted to Ms. Forte.

(10)	Represents 105,736 shares of Class A Common Stock held by Mr. Gang and 44,000 unvested shares of WebMD Restricted Stock granted to Mr. Gang.

(11)	Represents 19,600 shares of Class A Common Stock held by Mr. Gattinella and 55,000 unvested shares of WebMD Restricted Stock granted to Mr. Gattinella.

(12)	Represents 12,014 shares of Class A Common Stock held by Mr. Keller and 4,400 unvested shares of WebMD Restricted Stock granted to Mr. Keller.

(13)	Represents 45,522 shares of Class A Common Stock held by Mr. Manning and 4,400 unvested shares of WebMD Restricted Stock granted to Mr. Manning.

(14)	Represents 6,457 shares of Class A Common Stock held by Dr. Moossa and 4,400 unvested shares of WebMD Restricted Stock granted to Dr. Moossa.

(15)	Represents 18,985 shares of Class A Common Stock held by Mr. Trotman, 10,000 shares of Class A Common Stock held by the Stanley S. Trotman, Jr. Irrevocable Trust and 4,400 unvested shares of WebMD Restricted Stock granted to Mr. Trotman.

(16)	Represents 12,900 shares of Class A Common Stock held by Mr. Vuolo and 44,000 unvested shares of WebMD Restricted Stock granted to Mr. Vuolo.

(17)	Represents 303,186 shares of Class A Common Stock held by Mr. Wygod, 5,800 shares of Class A Common Stock held by a trust for which Mr. Wygod’s spouse is the trustee and 55,000 unvested shares of WebMD Restricted Stock granted to Mr. Wygod.

Equity Compensation Plan Information
      The following table contains certain information, as of December 31, 2005, about our equity compensation plans.

(b)
		Weighted-	(c)
		average exercise	Number of securities
	(a)	price of	remaining available for
	Number of securities to be	outstanding	future issuance under equity
	issued upon exercise of	options,	compensation plans
	outstanding options, warrants	warrants and	(excluding securities
Plan category(1)	and rights	rights	reflected in column (a))

Equity compensation plans approved by security holders	4,533,100	$18.31	2,220,853
Equity compensation plans not approved by security holders	—	—	—

Total	4,533,100	$18.31	2,220,853

(1)	This table does not include equity plans of Emdeon Corporation providing for options to purchase shares of Emdeon Common Stock and shares of Emdeon Restricted Stock. For information regarding those equity compensation plans, see Note 12 to the Consolidated Financial Statements in this Annual Report.

24

Item 13.	Certain Relationships and Related Transactions
Transactions with Emdeon
      This section describes the material provisions of agreements between WebMD (or one of its subsidiaries) and Emdeon (or one of its subsidiaries other than WebMD and its subsidiaries). For additional information regarding the financial terms of these agreements and charges from WebMD to Emdeon and from Emdeon to WebMD under these agreements and certain predecessor arrangements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Transactions with Emdeon” and Note 4 to the Consolidated Financial Statements included in this Annual Report.

Services Agreement
      We have entered into a Services Agreement with Emdeon pursuant to which we are charged for specified services provided to us by Emdeon. Under the Services Agreement, Emdeon receives an amount that reasonably approximates its cost of providing services to us. The services that Emdeon provides to us include certain administrative services, including services relating to payroll, accounting, tax planning and compliance, employee benefit plans, legal matters and information processing. In addition, we reimburse Emdeon for an allocated portion of certain expenses that Emdeon incurs for outside services and similar items, including insurance and audit fees, outside personnel, facilities costs, professional fees, software maintenance fees and telecommunications costs. Emdeon has agreed to make the services available to us for a term of up to 5 years following our initial public offering. However, we are not required, under the Services Agreement, to continue to obtain services from Emdeon. In the event we wish to receive those services from a third party or provide them internally, we have the option to terminate services, in whole or in part, at any time we choose to do so, generally by providing, with respect to the specified services or groups of services, 60 days’ notice and, in some cases, paying a termination fee of not more than $30,000 to cover costs of Emdeon relating to the termination. Emdeon has the option to terminate the services that it provides to us, in whole or in part, if it ceases to provide such services for itself, upon at least 180 days’ written notice to us. From the date of the initial public offering through December 31, 2005, we paid Emdeon approximately $696,000 under the Services Agreement.

Registration Rights Agreement
      We have entered into a Registration Rights Agreement with Emdeon, which requires us to use our reasonable best efforts, upon Emdeon’s request, to register under the applicable federal and state securities laws any of the shares of our equity securities of or owned by Emdeon for sale in accordance with Emdeon’s intended method of disposition, and to take such other actions as may be necessary to permit the sale in other jurisdictions, subject to specified limitations. Emdeon has the right to include the shares of our equity securities it beneficially owns in other registrations of these equity securities we initiate. We are required to pay all expenses incurred in connection with each registration, excluding underwriters’ discounts, if any. Subject to specified limitations, the registration rights are assignable by Emdeon and its assigns. The Registration Rights Agreement contains customary indemnification and contribution provisions.

Tax Sharing Agreement
      We are a party to a Tax Sharing Agreement with Emdeon that governs the respective rights, responsibilities, and obligations of Emdeon and us with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding taxes and related tax returns. In general, the Tax Sharing Agreement does not require Emdeon or us to reimburse the other party to the extent of any net tax savings realized by the consolidated group, as a result of the group’s utilization of our or Emdeon’s attributes, including net operating losses, during the period of consolidation. However, under the Tax Sharing Agreement, Emdeon has agreed to compensate us for any use of our net operating losses that may result from certain extraordinary transactions, including a sale of Emdeon Business Services and Emdeon

Practice Services. Specifically, if Emdeon or any corporation that is controlled, directly or indirectly, by Emdeon other than WebMD or its subsidiaries (collectively, the “Emdeon Subgroup”) has income or gain from the sale of assets (including a subsidiary) outside the ordinary course of business, extinguishment of debt or other extraordinary transaction (“Extraordinary Gains”), Emdeon will make a payment to WebMD and its subsidiaries (collectively, the “WebMD Subgroup”) equal to 35% of the amount of the WebMD Subgroup’s net operating losses (“NOLs”) that are absorbed in the consolidated tax return as a result of the incurrence of such Extraordinary Gains.
      Although Emdeon has stated that it does not currently intend or plan to undertake a split-off, spin-off or other similar transaction, we have agreed in the Tax Sharing Agreement that we will not knowingly take or fail to take any action that could reasonably be expected to preclude Emdeon’s ability to undertake a split-off or spin-off on a tax-free basis. We also have agreed that, in the event that Emdeon decides to undertake a split-off or spin-off of our capital stock to Emdeon’s shareholders, we will enter into a new Tax Sharing Agreement with Emdeon that will set forth the parties’ respective rights, responsibilities and obligations with respect to any such split-off or spin-off.
      Beneficial ownership of at least 80% of the total voting power and value of our capital stock is required in order for Emdeon to continue to include the WebMD Subgroup in its consolidated group for federal income tax purposes. It is the present intention of Emdeon to continue to file a single consolidated federal income tax return with its eligible subsidiaries. Each member of the consolidated group for federal income tax purposes will be jointly and severally liable for the federal income tax liability of each other member of the consolidated group. Accordingly, although the Tax Sharing Agreement allocates tax liabilities between WebMD and Emdeon during the period in which WebMD is included in the consolidated group of Emdeon, we could be liable for the federal income tax liability of any other member of the consolidated group in the event any such liability is incurred and not discharged by such other member. The Tax Sharing Agreement provides, however, that Emdeon will indemnify WebMD to the extent that, as a result of being a member of the consolidated group of Emdeon, WebMD becomes liable for the federal income tax liability of any other member of the consolidated group, other than the WebMD Subgroup. Correspondingly, the Tax Sharing Agreement requires us to indemnify Emdeon and the other members of the consolidated group with respect to our federal income tax liability. Similar principles generally will apply for income tax purposes in some state, local and foreign jurisdictions.

Indemnity Agreement
      We have entered into an Indemnity Agreement with Emdeon, under which we and Emdeon have agreed to indemnify each other with respect to some matters. We have agreed to indemnify Emdeon against liabilities arising from or based on:

•	the operations of our business;

•	any material untrue statements or omissions in the Prospectus included in the IPO Registration Statement, other than material untrue statements or omissions contained in or pertaining to information relating solely to Emdeon; and

•	guarantees or undertakings made by Emdeon to third parties in respect of our liabilities or obligations or those of our subsidiaries.
      Emdeon has agreed to indemnify us against liabilities arising from or based on:

•	the operations of Emdeon’s business;

•	any material untrue statements or omissions in the Prospectus included in the IPO Registration Statement, other than material untrue statements or omissions contained in or pertaining to information relating solely to us; and

•	certain pre-existing legal proceedings.
      The agreement contains provisions governing notice and indemnification procedures.

Intellectual Property License Agreement
      The Intellectual Property License Agreement governs certain rights, responsibilities, and obligations of Emdeon and us with respect to the name “WebMD” and related intellectual property that Emdeon has used. Under the Intellectual Property License Agreement, we have agreed to license certain of our trademarks, trade names and service marks back to Emdeon for an initial period of 12 months to allow Emdeon to transition to its new name. Except as provided in the Intellectual Property License Agreement, Emdeon transferred any right it may have to the name “WebMD” and the related intellectual property to our company prior to the completion of our initial public offering.

Private Portals License
      Emdeon has licensed our private portal health and benefits management services for use by its employees and the employees of its other subsidiaries for a period of three years, through June 30, 2008. The fees payable by Emdeon to us for this license are approximately $250,000 annually.

Little Blue Book License
      Through our The Little Blue Book subsidiaries, for an annual license fee of $250,000, we provide a license to a subsidiary of Emdeon of certain physician-related information, such as names, addresses and hospital and HMO affiliation, for use by Emdeon’s subsidiary in communicating with physicians. This license agreement is automatically renewed for successive one-year terms unless either party elects not to renew by providing a 30-day notice.

Product Development, Marketing and Related Arrangements
      On January 31, 2006, Emdeon and WebMD entered into the agreements described below. Pursuant to these agreements, the parties have agreed to support each other’s product development and marketing of certain product lines, as more fully described below. WebMD will, in general, manage the product development and marketing of Emdeon’s and WebMD’s product lines in the following areas:

•	online tools and applications that are displayed to physicians and consumers that provide “quality” ratings of providers and that analyze patient care (we refer to these types of applications as External Clinical Quality Applications); and

•	online tools and applications that are displayed to end-user consumers, plan members and/or patients to assist in (a) communicating with, or viewing information from, providers or payers, (b) making informed benefit, provider and/or treatment choices, through access to content, personal health records, plan comparison tools, benefit comparison tools, cost treatment indicators, calculators, etc. or (c) managing and utilizing consumer-directed health plans and the related health savings accounts and other consumer directed financial accounts (we refer to all of these types of applications as Consumer-Directed Applications).
Emdeon may continue to develop and market products and services that are principally provided for internal use by healthcare payers and that provide clinical quality measures of physicians, hospitals and providers, and analytics and reporting to such payers on the quality of patient care (we refer to these types of applications as Internal Clinical Quality Services) and WebMD may develop and market its own Internal Clinical Quality Services and it may, but is not required to, sell Emdeon’s Internal Clinical Quality Services. The parties have also agreed to work together to try to develop certain other products and services.
      We believe that the growing market for Consumer Directed Health Plans (referred to as CDHPs) and related Health Savings Accounts (referred to as HSAs) presents a significant future business opportunity for WebMD and that the agreements described below will help accelerate our progress in this market in several ways:

•	Under CDHPs, consumers are required to assume greater responsibility for the financial impact of their personal healthcare decisions. Accordingly, consumers in CDHPs require tools that can assist them in making more informed decisions. In providing services that help meet those needs, we will have access to certain Emdeon services and capabilities that we believe will further enhance our services, including our services that provide comparative information on healthcare provider cost and quality.

•	The agreements are expected to lead to new capabilities for data sharing that will enable WebMD and Emdeon to develop new services that facilitate appropriate payment to providers for their services, and inform patients of their financial responsibility for a specific procedure or treatment.

•	Our agreement with Emdeon to market the WebMD CDHP/ HSA offering to Emdeon’s health plan customers is expected to help accelerate WebMD’s market penetration of these new services.
      Business Services Agreement. The terms of this agreement, which will remain in effect for 5 years unless terminated earlier in accordance with its terms, include the following:

•	External Clinical Quality Applications. Emdeon will provide a perpetual license to WebMD of Emdeon’s External Clinical Quality Applications. In addition, WebMD will be permitted to develop, market and sell its own or other third party External Clinical Quality Applications. During the term of this Agreement, Emdeon will not provide External Clinical Quality Applications as stand-alone products other than through WebMD Health; provided, however, that Emdeon will be permitted to offer External Clinical Quality Applications to its potential or current payer customers in connection with the integration of External Clinical Quality Applications with other Emdeon core services. During the term of this agreement, WebMD will pay Emdeon a 20% royalty on net sales of Emdeon’s External Clinical Quality Applications (or, in particular instances, such other mutually agreed on royalty). In addition, if WebMD requires customization or incremental development of an Emdeon External Clinical Quality Application in connection with a potential sale, and/or if WebMD needs assistance in resolving a performance issue regarding an Emdeon External Clinical Quality Application, Emdeon will charge WebMD customary rates for such assistance. The pricing pursuant to which WebMD will make the Emdeon External Clinical Quality Applications available to an Emdeon customer will be competitive with the pricing it provides to other similar customers purchasing substantially the same products at the same volume or commitment levels. The provisions of the agreement do not apply to Emdeon’s electronic health record applications, products that provide for sending and receiving of prescriptions and lab results and other similar applications provided by Emdeon and reasonable extensions of such products. Upon termination of the agreement, Emdeon has agreed to provide WebMD with a copy of the underlying source code and documentation for the External Clinical Quality Applications so that WebMD may continue to use the perpetual license to such products.

•	Internal Clinical Quality Applications. Emdeon may make available to WebMD customers Emdeon’s Internal Clinical Quality Services for integration with WebMD’s products and services. The pricing pursuant to which Emdeon will make Emdeon’s Internal Clinical Quality Services available to WebMD customers will be competitive with the pricing it provides to other similar customers purchasing substantially the same products at the same volume/commitment levels. WebMD may also develop and sell its own Internal Clinical Quality Services or license and work with third parties for such services. Emdeon will pay WebMD a 10% sales commission on net sales of Emdeon’s Internal Clinical Quality Services by WebMD.

•	Consumer-Directed Applications. Emdeon has, in general, agreed that WebMD will manage the product development and marketing of Consumer-Directed Applications and that, except as described below, Emdeon will not make such applications available itself or through a third party, other than in conjunction with WebMD.

—	If Emdeon identifies a need for a Consumer-Directed Application in order to support a business requirement related to the marketing of its core services, Emdeon will first present WebMD with the opportunity to meet Emdeon’s requirement. If WebMD elects not to pursue this opportunity or if, after electing to do so, fails to meet the applicable delivery schedule, Emdeon may pursue that opportunity through a third party or on its own, on substantially the same terms. For each Consumer-Directed Application provided to Emdeon, WebMD is paid the greater of: (a) WebMD’s cost plus 50%; or (ii) WebMD’s established market price for such product (which price will be competitive with the pricing WebMD provides to other similar customers purchasing substantially the same products at the same volume/commitment levels). In addition, if Emdeon sells the Consumer-Directed Application to a third party, Emdeon will pay WebMD a 10% royalty on net sales of the application.

—	In addition, WebMD and Emdeon have agreed to work together to develop a potential Consumer Directed Application that may provide information regarding the potential cost of care or financial responsibility for individual medical and/or drug claims. Emdeon has agreed that any such product developed that provides a patient or plan member view as to the portion of the cost of care for which the patient or plan member is responsible shall be provided through WebMD, and during the term of this agreement, Emdeon will not make such product available itself or through a third party other than in conjunction with WebMD. If Emdeon and WebMD develop such product, they have agreed to negotiate an equitable allocation between the parties of the sales price for such product.

—	The provisions of the agreement relating to Consumer-Directed Applications do not apply to the following Emdeon products and services: (a) paper and electronic invoices, statements, checks and explanation of benefits forms (EOBs), along with reasonable extensions of these products and services; (b) currently contemplated patient-facing applications linked to the practice management systems and electronic medical records systems of Emdeon Practice Services; (c) services provided by VIPS under contracts with the United States government and/or state governments; and (d) distribution (in addition to through WebMD), through portals that are not competitive with the WebMD Health consumer portal, of online consumer access for healthcare payment and billing services referred to above in clause (a).
      Marketing Agreement. The terms of this agreement, which will remain in effect for 5 years unless terminated earlier in accordance with its terms, include the following:

•	Emdeon’s Business Services segment will market to its payer customers, for integration into their CDHP offerings, WebMD’s online decision-support tools that support CDHPs and HSAs, including retirement health care and HSA planners, cost estimator and expense alerts (we refer to these tools, collectively, as HSA Tools). During the term of the agreement, Emdeon has agreed not to market other services that are similar to the HSA Tools.

•	Emdeon will receive a commission of 10% of the net sales of HSA Tools made through Emdeon.
      Joint Development Agreement. The terms of this agreement, which will remain in effect for 5 years unless terminated earlier in accordance with its terms, include the following:

•	Emdeon and WebMD have agreed to attempt to integrate WebMD’s personal health record with the clinical products, including the electronic medical record, of Emdeon’s Practice Services segment to allow import of data from one to the other, subject to applicable law and privacy and security requirements.

•	To the extent that Emdeon desires to integrate its electronic health record product with a personal health record, it has agreed to do so through WebMD.

Other Business Arrangements with Emdeon
      We have in the past, and may from time to time in the future, have small transactions with Emdeon or its subsidiaries not involving an ongoing contract. For example, from time to time, Emdeon has advertised some of its products and services on our physician portals.
Other Related Party Transactions
      Emdeon was reimbursed approximately $259,000, $236,000 and 230,000 during 2005, 2004 and 2003, respectively, by Martin J. Wygod (who serves as its Chairman of the Board and as our Chairman of the Board), and a corporation that he controls, for personal use of certain of Emdeon’s staff and office facilities and for the personal portion of certain travel expenses.
      Mark J. Adler, M.D., a non-employee director of WebMD and of Emdeon, is a partner in a group medical practice that is a customer of Emdeon’s Practice Services segment. The practice purchases products and services on terms generally available, in the ordinary course of our business, to similar customers. During 2005, the aggregate amount payable to Emdeon Practice Services by this practice was approximately $31,000. During 2004, the aggregate amount payable was approximately $19,000. During 2003, the aggregate amount payable was approximately $73,000.
      During 2006, LGS DEV, LLC., a software development firm, is expected to undertake certain project work for WebMD. These services include developing, installing and testing several software tools for use in the operation of WebMD’s business. The aggregate fees, for all such services during 2006, to be paid by WebMD are expected to be approximately $80,000 to $100,000. The brother of David Gang, one of our executive officers, is a partner in this firm.
      FMR Corp. beneficially owned, based on its holdings as of December 31, 2005, shares representing approximately 19.0% of the outstanding WebMD Class A Common Stock and approximately 16.2% of Emdeon’s outstanding common stock. Affiliates of FMR Corp. provide services to Emdeon in connection with the Emdeon 401(k) Savings and Employee Stock Ownership Plan and the Porex 401(k) Savings Plan. During 2005 and 2004, the aggregate amount charged to Emdeon for these services was approximately $38,000 and $44,000, respectively. In 2004, we entered into an agreement with Fidelity Human Resources Services Company LLC (“FHRS”) (formerly known as Fidelity Employer Services Company LLC) to integrate WebMD’s private portals product into the services FHRS provides to its clients. FHRS provides human resources administration and benefit administration services to employers. We recorded revenue of $2,960,000 and $817,000 in 2005 and 2004, respectively, and $1,068,000 and $984,000 was included in accounts receivable as of December 31, 2005 and 2004, respectively, related to the FHRS agreement.

Item 14.	Principal Accountant Fees and Services
      In addition to retaining Ernst & Young LLP to audit our consolidated financial statements for 2005 and in connection with our initial public offering and to review our quarterly financial statements, we retained Ernst & Young to provide certain related services. The fees for Ernst & Young’s services to WebMD in 2005 were:

Type of Fees	Amount of Fees

Audit Fees	$2,060,000
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—

Total Fees	$2,060,000

      The “audit fees” include: (a) fees billed for professional services (i) for the audit of the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, (ii) for the audit of the consolidated financial statements included in the IPO Registration Statement, and (iii) for review of the consolidated financial statements included in our Quarterly Report on Form 10-Q filed for the third quarter of 2005; and (b) fees billed for services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements. These services were pre-approved by our Audit Committee or, if prior to our initial public offering, were pre-approved by the Audit Committee of Emdeon’s Board of Directors.
      Our Audit Committee has, as of the date of this Annual Report, decided to consider whether to pre-approve permissible non-audit services and fees on a case-by-case basis, rather than pursuant to a general policy, with the exception of acquisition-related due diligence engagements, which have been pre-approved by the Audit Committee and are subject to monitoring by the Chairman of the Audit Committee. To ensure prompt handling of unexpected matters, our Audit Committee has delegated to its Chairman the authority to pre-approve permissible non-audit services and fees and to amend or modify pre-approvals that have been granted by the entire Audit Committee. A report of any such actions taken by the Chairman is provided to the Audit Committee at the next Audit Committee meeting.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 1st day of May, 2006.

WebMD Health Corp.

By:	/s/ Anthony Vuolo

Anthony Vuolo
Executive Vice President and
Chief Financial Officer