Form 10-Q
period 2006-03-31
WebMD Health Corp.
filed 2006-05-10
CIK 1326583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 0-51547
WEBMD HEALTH CORP.
(Exact name of registrant as specified in its charter)

Delaware	20-2783228
(State of incorporation)	(I.R.S. Employer Identification No.)

111 Eighth Avenue	10011
New York, New York	(Zip code)
(Address of principal executive office)
(212) 624-3700
(Registrant’s telephone number including area code)

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
Yes ☐     No ☑
As of May 8, 2006, the Registrant had 7,954,426 shares of Class A Common Stock and 48,100,000 shares of Class B Common Stock outstanding.

WEBMD HEALTH CORP.
QUARTERLY REPORT ON FORM 10-Q
For the period ended March 31, 2006
WebMD®, WebMD Health®, Medscape®, CME Circle®, Medpulse®, eMedicine®, MedicineNet®, theheart.org®, RxList®, The Little Blue Booktm and Select Quality Care® are among the trademarks of WebMD Health Corp. or its subsidiaries.

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

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements
WEBMD HEALTH CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2006	2005

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,347	$75,704
Short-term investments	94,456	78,073
Accounts receivable, net of allowance for doubtful accounts of $818 at March 31, 2006 and $859 at December 31, 2005	54,914	57,245
Current portion of prepaid advertising	6,524	7,424
Other current assets	5,178	3,977

Total current assets	199,419	222,423
Property and equipment, net	26,796	21,014
Prepaid advertising	11,399	12,104
Goodwill	117,495	100,669
Intangible assets, net	27,065	20,503
Other assets	130	176

	$382,304	$376,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$23,499	$30,400
Deferred revenue	48,665	36,495
Due to Emdeon	1,130	3,672

Total current liabilities	73,294	70,567
Other long-term liabilities	7,008	7,010
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value per share, 500,000,000 shares authorized; 7,954,426 shares issued and outstanding at March 31, 2006 and December 31, 2005	80	80
Class B Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 48,100,000 shares issued and outstanding at March 31, 2006 and December 31, 2005	481	481
Deferred stock compensation	—	(5,736)
Additional paid-in capital	297,453	296,266
Accumulated other comprehensive loss	(178)	(112)
Retained earnings	4,166	8,333

Total stockholders’ equity	302,002	299,312

	$382,304	$376,889

See accompanying notes.

WEBMD HEALTH CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended
	March 31,

	2006	2005

Revenue	$50,051	$33,761
Costs and expenses:
Cost of operations	24,710	14,895
Sales and marketing	15,537	10,988
General and administrative	11,890	6,540
Depreciation and amortization	3,529	2,233
Interest income	1,448	—

Loss before income tax provision	(4,167)	(895)
Income tax provision	—	61

Net loss	$(4,167)	$(956)

Net loss per common share:
Basic and diluted	$(0.07)	$(0.02)

Weighted-average shares outstanding used in computing
basic and diluted net loss per common share:	56,054	48,100

See accompanying notes.

WEBMD HEALTH CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	March 31,

	2006	2005

Cash flows from operating activities:
Net loss	$(4,167)	$(956)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,529	2,233
Non-cash advertising	1,605	1,751
Non-cash stock-based compensation	7,008	483
Changes in operating assets and liabilities:
Accounts receivable	4,048	5,724
Other assets	(1,722)	(488)
Accrued expenses and other long-term liabilities	(5,287)	(1,449)
Due to Emdeon	(2,521)	—
Deferred revenue	9,784	(1,124)

Net cash provided by operating activities	12,277	6,174
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	23,650	—
Purchases of available-for-sale securities	(39,650)	—
Purchases of property and equipment	(6,757)	(932)
Cash paid in business combinations, net of cash acquired	(26,877)	(30,308)

Net cash used in investing activities	(49,634)	(31,240)
Cash flows from financing activities:
Net cash transfers from Emdeon	—	25,450

Net cash provided by financing activities	—	25,450

Net (decrease) increase in cash and cash equivalents	(37,357)	384
Cash and cash equivalents at beginning of period	75,704	3,456

Cash and cash equivalents at end of period	$38,347	$3,840

See accompanying notes.

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, unaudited)

1.	Summary of Significant Accounting Policies
Background and Basis of Presentation
      WebMD Health Corp. (the “Company”) is a Delaware Corporation that was incorporated on May 3, 2005. The Company completed an initial public offering (“IPO”) of Class A Common Stock on September 28, 2005. The Company’s Class A Common Stock has traded on the Nasdaq National Market under the symbol “WBMD” since September 29, 2005. Prior to the date of the IPO, the Company was a wholly-owned subsidiary of Emdeon Corporation (“Emdeon”) and its consolidated financial statements had been derived from the consolidated financial statements and accounting records of Emdeon, principally representing the WebMD segment, using the historical results of operations, and historical basis of assets and liabilities of the WebMD related businesses. Since the completion of the IPO, the Company is a majority-owned subsidiary of Emdeon, which currently owns 85.8% of the equity of the Company. Management believes the assumptions underlying the consolidated financial statements are reasonable. However, the consolidated financial statements included herein may not necessarily reflect the Company’s results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Company been a stand-alone company during the periods presented.
      Transactions between the Company and Emdeon have been identified in the consolidated financial statements as transactions with Emdeon (see Note 3).
Interim Financial Statements
      The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results to be expected for any subsequent period or for the entire year ending December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.
      The unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2005, which were included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Seasonality
      The timing of the Company’s revenues is affected by seasonal factors. Advertising and sponsorship revenues within the Online Services segment are seasonal, primarily as a result of the annual budget approval process of the advertising and sponsorship clients of the public portals. This portion of the Company’s revenue is usually the lowest in the first quarter of each calendar year, and increases during each consecutive quarter throughout the year. The Company’s private portal licensing revenue is historically highest in the second half of the year as new customers are typically added during this period in conjunction with their annual open enrollment periods for employee benefits. Finally, the annual distribution cycle within the Publishing and Other Services segment results in a significant portion of the Company’s revenue in this segment being recognized in the second and third quarter of each calendar year.

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accounting Estimates
      The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities and disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect: revenue recognition, the allowance for doubtful accounts, the carrying value of prepaid advertising, the carrying value of long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets (excluding goodwill), the carrying value, capitalization and amortization of software and Web site development costs, the provision for income taxes and related deferred tax accounts, certain accrued expenses and contingencies, share-based compensation to employees and transactions with Emdeon.
Net Loss Per Common Share
      Basic and diluted net loss per common share are presented in conformity with SFAS No. 128, “Earnings Per Share.” In accordance with SFAS No. 128, basic loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the periods presented.
      The Company has excluded all outstanding stock options and restricted stock from the calculation of diluted loss per common share because all such securities are anti-dilutive for the periods presented. The total number of shares excluded from the calculation of diluted loss per share was 5,249,414 for the three months ended March 31, 2006.
Reclassifications
      Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

2.	Stock-Based Compensation
      On January 1, 2006, the Company adopted SFAS No. 123, “(Revised 2004): Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. The Company elected to use the modified prospective transition method and as a result prior period results were not restated. Under the modified prospective transition method, awards that were granted or modified on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested stock options and restricted stock awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, using the same grant date fair value and same expense attribution method used under

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized for all stock-based compensation beginning January 1, 2006. The impact of the adoption of SFAS 123R on the Company’s results of operations for the three months ended March 31, 2006 was approximately $5,700.
      Prior to January 1, 2006, the Company accounted for stock-based employee compensation using the intrinsic value method under the recognition and measurement principles of APB 25, and related interpretations. In accordance with APB 25, the Company did not recognize stock-based compensation expense with respect to options granted with an exercise price equal to the market value of the underlying common stock on the date of grant. As a result, the recognition of stock-based compensation expense was generally limited to the expense related to restricted stock awards. Additionally, all restricted stock awards and stock options granted prior to January 1, 2006 had graded vesting, and the Company valued these awards and recognized actual and pro-forma expense, with respect to restricted stock awards and stock options, as if each vesting portion of the award was a separate award. This resulted in an accelerated attribution of compensation expense over the vesting period. As permitted under SFAS 123R, the Company began using a straight-line attribution method beginning January 1, 2006, for all options and restricted stock awards granted on or after January 1, 2006, but will continue to apply the accelerated attribution method for the remaining unvested portion of any awards granted prior to January 1, 2006.
      The Company has various stock compensation plans under which directors, officers and other eligible employees receive awards of options to purchase the Company’s Class A Common Stock and Emdeon Common Stock and restricted shares of the Company’s Class A Common Stock and Emdeon’s Common Stock. The following sections of this note summarize the activity for each of these plans.
Emdeon Plans
      Emdeon had an aggregate of 5,625,686 shares of Emdeon Common Stock available for future grants to all of Emdeon employees under various stock compensation plans (the “Emdeon Plans”) at March 31, 2006.

Stock Options
      Generally, options under the Emdeon Plans vest and become exercisable ratably over a three to five year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The majority of options granted under the Emdeon Plans expire within ten years from the date of grant. Options are generally granted at prices not less than the fair market value of Emdeon’s Common Stock on the date of grant. The following table summarizes activity for the Emdeon Plans relating to the Company’s employees for the three months ended March 31, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Shares	Per Share	(In Years)	Value(1)

Outstanding at January 1, 2006	19,628,206	$11.75
Granted	—	—
Exercised	(712,656)	6.06
Forfeited	(382,522)	14.22

Outstanding at March 31, 2006	18,533,028	$11.92	5.8	$26,734

Exercisable at the end of the period	13,334,149	$13.25	5.0	$14,824

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The aggregate intrinsic value is based on the market price of Emdeon’s Common Stock on March 31, 2006 which was $10.80 less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on March 31, 2006.
     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model and using the assumptions also noted in the following table. Expected volatility is based on implied volatility from traded options of Emdeon’s Common Stock combined with historical volatility of Emdeon’s Common Stock. Prior to January 1, 2006, only historical volatility was considered. The expected term represents the period of time that options are expected to be outstanding following their grant date, and was determined using historical exercise data. The risk-free rate is based on the U.S. Treasury yield curve for periods equal to the expected term of the options on the grant date.

Three Months Ended
March 31,
2005

Expected dividend yield	0%
Expected volatility	0.50
Risk free interest rate	3.23%
Expect term (years)	3.25-5.50
Weighted-average fair value of options granted during the period	$3.35

Restricted Stock Awards
      Emdeon Restricted Stock consists of shares of Emdeon Common Stock which have been awarded to the Company’s employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee until they vest. Generally, Emdeon Restricted Stock awards vest ratably over a three to five year period from their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity of non-vested Emdeon Restricted Stock relating to the Company’s employees during the three months ended March 31, 2006:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Beginning balance at January 1, 2006	423,860	$8.46
Granted	—	—
Vested	(128,832)	8.59
Forfeited	—	—

Ending balance at March 31, 2006	295,028	$8.40

      Proceeds received by Emdeon from the exercise of options to purchase Emdeon Common Stock were $4,322 and $2,884 during the three months ended March 31, 2006 and 2005, respectively. The intrinsic value related to the exercise of these stock options as well as the fair value of shares of Emdeon Restricted Stock that vested was $4,257 and $4,919 during the three months ended March 31, 2006 and 2005, respectively, which is currently deductible for tax purposes. However, these tax benefits were not realized due to the Company’s net operating loss carryforwards.
WebMD Plan
      During September 2005, the Company adopted the 2005 Long-Term Incentive Plan (the “Company’s Plan”). The maximum number of shares of the Company’s Class A Common Stock that will be subject to options or restricted stock awards under the Company’s Plan is 7,130,574, subject to adjustment in

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accordance with the terms of the Company’s Plan. The Company had an aggregate of 1,881,160 shares of Class A Common Stock available for grant under the Company’s Plan at March 31, 2006.

Stock Options
      Generally, options under the Company’s Plan vest and become exercisable ratably over a four year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The options granted under the Company’s Plan expire within ten years from the date of grant. Options are generally at prices not less than the fair market value of the Company’s Class A Common Stock on the date of grant. The following table summarizes activity for the Company’s Plan for the three months ended March 31, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Shares	Per Share	(In Years)	Value(1)

Outstanding at January 1, 2006	4,533,100	$18.31
Granted	353,750	36.31
Exercised	—	—
Forfeited	(74,500)	19.56

Outstanding at March 31, 2006	4,812,350	$19.62	9.5	$105,982

Exercisable at the end of the period	—	$—	—	$—

(1)	The aggregate intrinsic value is based on the market price of the Company’s Class A Common Stock on March 31, 2006 which was $41.64 less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on March 31, 2006.
     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model and using the assumptions noted in the following table. Expected volatility is based on implied volatility from traded options of stock of comparable companies combined with historical stock price volatility of comparable companies. The expected term represents the period of time that options are expected to be outstanding following their grant date, and was determined using historical exercise data. The risk-free rate is based on the U.S. Treasury yield curve for periods equal to the expected term of the options on the grant date.

Three Months Ended
March 31,
2006

Expected dividend yield	0%
Expected volatility	0.60
Risk free interest rate	4.56%
Expected term (years)	3.30
Weighted-average fair value of options granted during the period	$16.57

Restricted Stock Awards
      The Company’s Restricted Stock consists of shares of the Company’s Class A Common Stock which have been awarded to employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee until they vest. Generally, the Company’s Restricted Stock awards vest ratably over a four year period from their individual award dates

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
subject to continued employment on the applicable vesting dates. The following table summarizes the activity of non-vested Company Restricted Stock during the three months ended March 31, 2006:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Beginning balance at January 1, 2006	376,621	$17.55
Granted	61,243	38.98
Vested	—	—
Forfeited	(800)	39.00

Ending balance at March 31, 2006	437,064	$20.52

     Other
      In addition, at the time of the IPO, the Company issued shares of its Class A Common Stock to each non-employee director with a value equal to their annual board and committee retainers. The Company recorded $85 of stock-based compensation expense during the three months ended March 31, 2006 in connection with these issuances.
Employee Stock Purchase Plan
      Emdeon’s Employee Stock Purchase Plan (“ESPP”) allows eligible employees of the Company the opportunity to purchase shares of Emdeon Common Stock through payroll deductions, up to 15% of a participant’s annual compensation with a maximum of 5,000 shares available per participant during each purchase period. The purchase price of the stock is 85% of the fair market value on the last day of each purchase period. No Emdeon common stock was issued to the Company’s employees under Emdeon’s ESPP during the three months ended March 31, 2006 and 2005.
Summary of Stock-Based Compensation Expense
      The following table summarizes the components and classification of stock-based compensation expense:

	Three Months
	Ended
	March 31,

	2006	2005

Emdeon Plans:
Stock options	$1,581	—
Restricted stock	359	$483
Company’s Plan:
Stock options	4,077	—
Restricted stock	881	—
Employee Stock Purchase Plan	25	—
Other	85	—

Total stock-based compensation expense	$7,008	$483

Included in:
Cost of operations	$2,317	$102
Sales and marketing	1,488	155
General and administrative	3,203	226

Total stock-based compensation expense	$7,008	$483

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets. As of March 31, 2006, approximately $7,085 and $33,886 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 1.21 years and 2.03 years, related to the Emdeon Plans, and the Company’s Plan, respectively.
      The following table summarizes pro forma net loss and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation for the three months ended March 31, 2005:

Three Months Ended
March 31,
2005

Net loss as reported	$(956)
Add: Stock-based employee compensation expense included in reported net loss	483
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,930)

Pro forma net income loss	$(3,403)

Net loss per common share:
Basis and diluted — as reported	$(0.02)

Basic and diluted — pro forma	$(0.07)

3.	Transactions with Emdeon
Agreements with Emdeon
      In connection with the IPO in September 2005, the Company entered into a number of agreements with Emdeon governing the future relationship of the companies, including a Services Agreement, a Tax Sharing Agreement and an Indemnity Agreement. These agreements cover a variety of matters, including responsibility for certain liabilities, including tax liabilities, as well as matters related to Emdeon providing the Company with administrative services, such as payroll, accounting, tax, employee benefit plan, employee insurance, intellectual property, legal and information processing services
      On January 31, 2006, the Company entered into additional agreements with Emdeon in which both parties agreed to support each other’s product development and marketing efforts of specific product lines for agreed upon fees as defined in the agreements. The new agreements cover a term of five years.
      On February 15, 2006, the Tax Sharing Agreement was amended to provide that Emdeon will compensate the Company for any use of the Company’s net operating losses that may result from certain extraordinary transactions, as defined in the Tax Sharing Agreement, including a sale by Emdeon of its Business Services and Practice Services operating segments.
Charges from the Company to Emdeon:
      Revenue: The Company sells certain of its products and services to Emdeon businesses. These amounts are included in revenue during the three months ended March 31, 2006. The Company charges Emdeon rates comparable to those charged to third parties for similar products and services.
      Advertising Expense: The Company allocated costs to Emdeon in 2005 based on its utilization of the Company’s advertising services. The Company no longer allocates any advertising expense to Emdeon, or other businesses of Emdeon, related to any advertising that promotes the WebMD brand. The Company’s

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
portion of the advertising services utilized is included in sales and marketing expense within the accompanying consolidated statements of operations, and is reported net of amounts charged to Emdeon.
Charges from Emdeon to the Company:
      Corporate Services: The Company is charged a services fee (the “Services Fee”) for costs related to corporate services provided by Emdeon. The services that Emdeon provides include certain administrative services, including payroll, accounting, tax planning and compliance, employee benefit plans, legal matters and information processing. In addition, the Company reimburses Emdeon for an allocated portion of certain expenses that Emdeon incurs for outside services and similar items, including insurance fees, outside personnel, facilities costs, professional fees, software maintenance fees and telecommunications costs. Emdeon has agreed to make the services available to the Company for up to 5 years following the IPO. These expense allocations were determined on a basis that Emdeon and the Company consider to be a reasonable assessment of the cost of providing these services, exclusive of any profit margin. The basis the Company and Emdeon used to determine these expense allocations required management to make certain judgments and assumptions. These cost allocations are reflected in the table below under the caption “Corporate services — shared services allocation”. Prior to the IPO, the Services Fee also included costs identified for dedicated employees managed centrally by Emdeon for certain of its functions across all of its segments. This portion of the Services Fee charged for dedicated employees included a charge for their salaries, plus an overhead charge for these employees calculated based on a pro rata portion of their salaries to total salaries within the function. The amount reflected in the table below under the caption “Corporate services — specific identification” reflects the costs for these employees through their date of transfer. The Services Fee is reflected in general and administrative expense within the accompanying consolidated statements of operations.
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
      Stock-Based Compensation Expense: Stock-based compensation expense is related to stock option issuances and restricted stock awards of Emdeon’s Common Stock that have been granted to certain employees of the Company. Stock-based compensation expenses are allocated on a specific employee identification basis. The expense is reflected in the accompanying consolidated statements of operations in the same expense captions as the related salary costs of those employees. The allocation of stock-based compensation expense related to Emdeon’s Common Stock is recorded as additional paid-in capital.
      The following table summarizes the allocations reflected in the Company’s consolidated financial statements:

	Three Months
	Ended
	March 31,

	2006	2005

Charges from the Company to Emdeon:
Intercompany revenue	$83	$—
Advertising expense	—	875
Charges from Emdeon to the Company:
Corporate services — specific identification	—	792
Corporate services — shared services allocation	839	829
Healthcare expense	877	759
Stock-based compensation expense	1,965	483

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Business Combinations

2006 Acquisition
      On January 17, 2006, the Company acquired eMedicine.com, Inc. (“eMedicine”), a privately held online publisher of medical reference information for physicians and other healthcare professionals. The total purchase consideration for eMedicine was approximately $24,485, comprised of $23,785 in cash, net of cash acquired, and $700 of estimated acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $16,842 and an intangible asset subject to amortization of $9,000 were recorded. The Company expects that the goodwill and intangible asset recorded will not be deductible for tax purposes. The intangible asset recorded was content with an estimated useful life of three years. The results of operations of eMedicine have been included in the financial statements of the Company from January 17, 2006, the closing date of the acquisition, and are included in the Online Services segment.
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
      On March 14, 2005, the Company acquired HealthShare Technology, Inc. (“HealthShare”), a privately held company that provides online tools that compare the cost and quality measures of hospitals for use by consumers, providers and health plans. The total purchase consideration for HealthShare was approximately $29,985, comprised of $29,533 in cash, net of cash acquired, and $452 of acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price, goodwill of $24,611 and intangible assets subject to amortization of $8,500 were recorded. The Company does not expect that the goodwill or intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $7,500 relating to customer relationships with estimated useful lives of five years and $1,000 relating to acquired technology with an estimated useful life of three years. The results of operations of HealthShare have been included in the financial statements of the Company from March 14, 2005, the closing date of the acquisition, and are included in the Online Services segment.

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Balance Sheet Data
      The following table summarizes the tangible and intangible assets acquired, the liabilities assumed and the consideration paid for each acquisition:

	eMedicine	Conceptis	HealthShare

Accounts receivable	$1,717	$2,893	$1,925
Deferred revenue	(2,386)	(2,940)	(4,622)
Other tangible assets (liabilities), net	(688)	(288)	(429)
Intangible assets	9,000	7,000	8,500
Goodwill	16,842	12,938	24,611

Total purchase price	$24,485	$19,603	$29,985

Unaudited Pro Forma Information
      The following unaudited pro forma financial information for the three months ended March 31, 2006 and 2005 gives effect to the acquisitions of eMedicine, Conceptis and HealthShare including the amortization of intangible assets, as if they had occurred on January 1, 2005. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated at the date indicated, nor is it necessarily indicative of future operating results of the combined companies, and should not be construed as representative of these results for any future period.

	Three Months Ended
	March 31,

	2006	2005

Revenue	$50,386	$40,763
Net loss	$(4,340)	$(2,368)

Net loss per common share:

Basic and diluted	$(0.08)	$(0.05)

5.	Significant Transactions
America Online, Inc.
      In May 2001, Emdeon entered into an agreement for a strategic alliance with Time Warner, Inc. (“Time Warner”). Under the agreement, the Company is the primary provider of healthcare content, tools and services for use on certain America Online (“AOL”) properties. The Company and AOL share certain revenue from advertising, commerce and programming on the health channels of the AOL properties and on a co-branded service created for AOL by the Company. The original term of the agreement was for three years expiring in May 2004. The Company had the right to extend the original agreement for an additional three-year term under certain circumstances. The Company exercised its right to extend the contract term until May 2007. Under the terms of the extension, the Company is entitled to share in revenue and is guaranteed a minimum of $12,000 during each year of the renewal term for its share of advertising revenue. Included in revenue for the three months ended March 31, 2006 and 2005 is revenue of $1,753 and $2,137, respectively, which represents sales to third parties of advertising and sponsorship on the AOL health channels, primarily sold through the Company’s sales team. Also included in revenue for the three months ended March 31, 2006 and 2005 is revenue of $1,555 and $1,243, respectively, related to the guarantee discussed above.

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
News Corporation
      In connection with a strategic relationship with News Corporation that Emdeon entered into in 2000 and amended in 2001, Emdeon received rights to an aggregate of $205,000 advertising services from News Corporation to be used over ten years expiring in 2010 in exchange for equity securities issued by Emdeon. In September 2005, the rights to these advertising services were contributed to the Company in connection with the IPO. The amount of advertising services received in any contract year is based on the current market rates in effect at the time the advertisement is placed. Additionally, the amount of advertising services that can be used in any contract year is subject to contractual limitations. The advertising services were recorded at fair value determined using a discounted cash flow methodology. The remaining portion of these advertising services is included in prepaid advertising in the accompanying consolidated balance sheets. Also, as part of the same relationship the Company licensed its content to News Corporation for use across News Corporation’s media properties for four years, ending in January 2005, for cash payments totaling $12,000 per contract year.
Fidelity Human Resources Services Company LLC
      In 2004, the Company entered into an agreement with Fidelity Human Resources Services Company LLC (“FHRS”) to integrate the Company’s private portals product into the services FHRS provides to its clients. FHRS provides human resources administration and benefit administration services to employers. The Company recorded revenue of $1,627 during the three months ended March 31, 2006 and $496 during the three months ended March 31, 2005 and $1,219 and $203 were included in accounts receivable as of March 31, 2006 and 2005, respectively, related to the FHRS agreement.

6.	Segment Information
      The Company provides health information services to consumers, physicians, healthcare professionals, employers and health plans through the Company’s public and private online portals and health-focused publications. The Company’s two operating segments are:

•	Online Services. The Company provides both public and private online portals. The Company’s public portals for consumers enable them to obtain detailed information on a particular disease or condition, analyze symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest, enroll in interactive courses and participate in online communities with peers and experts. The Company’s public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (“CME”) credit and communicate with peers. The Company’s private portals enable employers and health plans to provide their employees and plan members with access to personalized health and benefit information and decision-support technology that helps them make more informed benefit, provider and treatment choices.

•	Publishing and Other Services. The Company publishes medical reference textbooks; The Little Blue Book, a physician directory, and, since 2005, WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms. The Company also conducts in-person medical education as a result of the acquisition of the assets of Conceptis in December 2005.
      The performance of the Company’s business is monitored based on earnings (loss) before interest, taxes, depreciation, amortization and other non-cash items. Other non-cash items include non-cash advertising expense and non-cash stock-based compensation expense. Corporate and other overhead functions are allocated to segments on a specifically identifiable basis or other reasonable method of allocation. The Company considers these allocations to be a reasonable reflection of the utilization of costs

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
incurred. The Company does not disaggregate assets for internal management reporting and, therefore, such information is not presented. There are no inter-segment revenue transactions.
      Summarized financial information for each of the Company’s operating segments and a reconciliation to net loss are presented below:

	Three Months Ended
	March 31,

	2006	2005

Revenue
Online Services:
Advertising and sponsorship	$32,760	$22,787
Licensing	11,442	5,805
Content syndication and other	876	2,563

Total Online Services	45,078	31,155
Publishing and Other Services	4,973	2,606

	$50,051	$33,761
Earnings (loss) before interest, taxes, depreciation, amortization and other non-cash items
Online Services	$7,861	$3,819
Publishing and Other Services	(1,334)	(247)

	6,527	3,572
Interest, taxes, depreciation, amortization and other non-cash items
Interest income	1,448	—
Depreciation and amortization	(3,529)	(2,233)
Non-cash advertising	(1,605)	(1,751)
Non-cash stock-based compensation	(7,008)	(483)
Income tax provision	—	(61)

Net loss	$(4,167)	$(956)

7.	Fair Value of Financial Instruments
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

	March 31, 2006		December 31, 2005

	Cost Basis	Fair Value	Cost Basis	Fair Value

Cash and cash equivalents	$38,347	$38,347	$75,704	$75,704
Short-term investments	94,634	94,456	78,185	78,073
      The gross unrealized losses related to short-term investments are primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during the three months ended March 31, 2006. The Company has determined that the gross unrealized losses on its short-term investments at March 31, 2006 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
less than the cost basis, the financial condition and near-term prospects of the investee, credit quality and the Company’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
      The amortized cost and estimated fair value by maturity of securities are shown in the following table:

	Cost or
	Amortized
	Cost	Fair Value

Due in one year or less	$94,634	$94,456

8.	Comprehensive Loss
      Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes certain changes in equity that are excluded from net income, such as changes in unrealized losses on available-for-sale marketable securities. The Company has foreign assets in foreign locations, however no foreign exchange translation adjustment was recorded during the three months ended March 31, 2006 since amounts were not material. The following table presents the components of comprehensive loss:

Three Months Ended
March 31, 2006

Unrealized losses on securities	$(66)

Other comprehensive loss	(66)
Net loss	(4,167)

Comprehensive loss	$(4,233)

9.	Goodwill and Intangible Assets
      The changes in the carrying amount of goodwill for the year ended December 31, 2005 and the three months ended March 31, 2006 are as follows:

		Publishing
	Online	and Other
	Services	Services	Total

Balance as of January 1, 2005	$41,569	$11,045	$52,614
Acquisitions during the period	36,079	—	36,079
Contingent consideration payments for prior period acquisitions (a)	9,637	—	9,637
Purchase price allocations and other adjustments	2,339	—	2,339

Balance as of December 31, 2005	89,624	11,045	100,669
Acquisitions during the period	16,842	—	16,842
Purchase price allocations and other adjustments	(16)	—	(16)

Balance as of March 31, 2006	$106,450	$11,045	$117,495

(a)	During the year ended December 31, 2005, the Company accrued for contingent consideration of $7,250 and $2,387 for the MedicineNet, Inc. and RxList, LLC acquisitions, respectively. The RxList payment was made in February 2006 and the MedicineNet payment was made in April 2006.

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Intangible assets subject to amortization consist of the following:

	March 31, 2006			December 31, 2005

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Content	$22,654	$(4,088)	$18,566	$13,654	$(2,361)	$11,293
Customer relationships	10,891	(4,515)	6,376	10,891	(4,030)	6,861
Technology and patents	4,667	(3,608)	1,059	4,667	(3,446)	1,221
Trade names	2,587	(1,523)	1,064	2,587	(1,459)	1,128

Total	$40,799	$(13,734)	$27,065	$31,799	$(11,296)	$20,503

      Amortization expense was $2,438 and $1,293 for the three months ended March 31, 2006 and 2005, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year ending December 31, 2006 (April 1st to December 31st)	$7,632
2007	9,891
2008	7,195
2009	1,948
2010	399

10.	Commitments and Contingencies
      In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters, including those discussed in the Company’s 2005 Annual Report on Form 10-K under the heading “Legal Proceedings,” has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on the Company’s consolidated financial position or results of operations.

11.	Subsequent Events
      On April 13, 2006, the Company entered into a definitive agreement to acquire Summex Corporation (“Summex”), a provider of comprehensive health and wellness programs that include online and offline health risk assessments, lifestyle education and personalized telephonic health coaching. The Company will pay approximately $30,000 in cash at closing and up to an additional $10,000 in cash over a two year period if certain milestones are achieved. The purchase price is subject to customary post-closing adjustments. The results of operations of Summex will be included in the Online Services segment upon closing which is expected to occur before the end of June 2006.

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
Overview
      Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and is intended to provide an understanding of our results of operations, financial condition and changes in financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of our company and operating segments, a description of certain recent developments, background information on certain trends, a description of the basis of presentation of our financial statements and a discussion of how seasonal factors may impact the timing of our revenue.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective and often complex judgments in making estimates and assumptions.

•	Transactions with Emdeon. This section describes the services that we receive from Emdeon and the costs of these services, as well as the fees we charge Emdeon for our services.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

•	Results of Operations and Results of Operations by Operating Segment. These sections provide our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on both a consolidated basis and an operating segment basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of March 31, 2006.

•	Factors That May Affect Our Future Financial Condition or Results of Operations. This section describes circumstances or events that could have a negative effect on our financial condition or results of operations, or that could change, for the worse, existing trends in some or all of our businesses. The factors discussed in this section are in addition to factors that may be described elsewhere in this Quarterly Report.
      In this MD&A, dollar amounts are in thousands, unless otherwise noted.
Introduction

Our Company
      We are a leading provider of health information services to consumers, physicians and other healthcare professionals, employers and health plans. We have organized our business into two operating segments as follows:

•	Online Services. We own and operate both public and private online portals. Our public portals enable consumers to become more informed about healthcare choices and assist them in playing an active role in managing their health. The public portals also enable physicians and other healthcare professionals to improve their clinical knowledge and practice of medicine, as well as their communication with patients. Our public portals generate revenue primarily through the sale of advertising and sponsorship products, including continuing medical education (“CME”) services. Our sponsors and advertisers include pharmaceutical, biotechnology, medical device and consumer products companies. We provide information and services that enable employees and members, respectively, to make more informed benefit, treatment and provider decisions through our private portals for employers and health plans. We generate revenue from our private portals through the licensing of these portals to employers and health plans either directly or through distributors. We also distribute our online content and services to other entities and generate revenue from these arrangements through the sale of advertising and sponsorship products and content syndication fees.

•	Publishing and Other Services. We provide several offline products and services: ACP Medicine and ACS Surgery: Principles of Practice, our medical reference textbooks, The Little Blue Book, a physician directory and WebMD the Magazine, a consumer-targeted publication launched in early 2005 that we distribute free of charge to physician office waiting rooms. We generate revenue from sales of subscriptions to our medical reference textbooks, sales of The Little Blue Book directories and advertisements in those directories, and sales of advertisements in WebMD the Magazine. We also conduct in-person medical education as a result of the acquisition of the assets of Conceptis Technologies, Inc. (“Conceptis”) in December 2005. Our Publishing and Other Services segment complements our Online Services segment and extends the reach of our brand and our influence among health-involved consumers and clinically-active physicians.

Recent Developments
      Acquisition of eMedicine.com, Inc. On January 17, 2006, we acquired eMedicine.com, Inc. (“eMedicine”), a privately held online publisher of medical reference information for physicians and other healthcare professionals. The total purchase consideration for eMedicine was approximately $24,485, comprised of $23,785 in cash, net of cash acquired, and $700 of estimated acquisition costs. The results of operations of eMedicine have been included in our financial statements from January 17, 2006, the closing date of the acquisition, and are included in the Online Services segment.
      Pending Acquisition of Summex Corporation. On April 13, 2006, we entered into a definitive agreement to acquire Summex Corporation (“Summex”), a provider of comprehensive health and wellness programs that include online and offline health risk assessments, lifestyle education and personalized telephonic health coaching. We will pay approximately $30,000 in cash at closing and up to an additional $10,000 in cash over a two year period if certain milestones are achieved. The purchase price is subject to customary post-closing adjustments. The results of operations of Summex will be included in the Online Services segment upon closing which is expected before the end of June 2006.

Background Information on Certain Trends and Strategies
      Use of the Internet by Consumer and Physicians. The Internet has emerged as a major communications medium and has already fundamentally changed many sectors of the economy, including the marketing and sales of financial services, travel, and entertainment, among others. The Internet is also changing the healthcare industry and has transformed how consumers and physicians find and utilize healthcare information. As consumers are required to assume greater financial responsibility for rising healthcare costs, the Internet serves as a valuable resource by providing them with immediate access to searchable and dynamic interactive content to check symptoms, assess risks, understand diseases, find providers and evaluate treatment options. The Internet has also become a primary source of information for physicians seeking to improve clinical practice and is growing relative to traditional information sources such as conferences, meetings and offline journals.
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
      Changes in Health Plan Design; Health Management Initiatives. While overall healthcare costs have been rising at a rapid annual rate, employers’ costs of providing healthcare benefits to their employees have been increasing at an even faster rate. In response to these increases, employers are seeking to shift a greater portion of healthcare costs onto their employees and to redefine traditional health benefits. Employers and health plans want to motivate their members and employees to evaluate their healthcare decisions more carefully in order to be more cost-effective. As employers continue to implement high deductible and consumer-directed healthcare plans (referred to as CDHPs) and related Health Savings Accounts (referred to as HSAs) to achieve these goals, we believe that we will be able to attract more employers and health plans to use our private online portals. In addition, health plans and employers have begun to recognize that encouraging the good health of their members and employees not only benefits the members and employees but also has financial benefits for the health plans and employers. Accordingly, many employers and health plans have been enhancing health management programs and taking steps to provide healthcare information and education to employees and members, including through online services. We believe that we are well positioned to benefit from these trends because our private portals provide the tools and information employees and plan members need in order to make more informed decisions about healthcare provider, benefit and treatment options.

Basis of Presentation
      Our company is a Delaware corporation that was incorporated on May 3, 2005. We completed an initial public offering (“IPO”) of 7,935,000 shares of Class A Common Stock on September 28, 2005. Our Class A Common Stock has traded on the Nasdaq National Market under the symbol “WBMD” since September 29, 2005. Since the IPO, Emdeon has continued to own all 48,100,000 shares of our Class B Common Stock, representing 85.8% of our outstanding common stock and 96.7% of the combined voting power of our outstanding common stock.

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
Critical Accounting Policies and Estimates
      Our MD&A is based upon our unaudited consolidated financial statements and notes to unaudited consolidated financial statements, which were prepared in conformity with U.S. generally accepted accounting principles. The preparation of the unaudited consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. We base our estimates on historical experience, current business factors, and various other assumptions that we believe are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities and disclosure of contingent assets and liabilities. We are subject to uncertainties such as the impact of future events, economic and political factors, and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in preparation of our financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to our unaudited consolidated financial statements.
      We evaluate our estimates on an ongoing basis, including those related to revenue recognition, the allowance for doubtful accounts, the carrying value of prepaid advertising, the carrying value of long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets (excluding goodwill), the carrying value, capitalization and amortization of software and Web site development costs, the provision for income taxes and related deferred tax accounts, certain accrued expenses and contingencies, share-based compensation to employees and transactions with Emdeon.
      We believe the following reflects our critical accounting policies and our more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements:

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

services available to us from News Corporation. Additionally, our revenue includes revenue from Emdeon for services we provide.

Transactions with Emdeon

Agreements with Emdeon
      In connection with our IPO in September 2005, we entered into a number of agreements with Emdeon governing the future relationship of the companies, including a Services Agreement, a Tax Sharing Agreement and an Indemnity Agreement. These agreements cover a variety of matters, including responsibility for certain liabilities, including tax liabilities, as well as matters related to Emdeon providing us with administrative services, such as payroll, accounting, tax, employee benefit plan, employee insurance, intellectual property, legal and information processing services.
      On January 31, 2006, we entered into additional agreements with Emdeon in which both parties agreed to support each other’s product development and marketing efforts of specific product lines for agreed upon fees as defined in the agreements. The new agreements cover a term of five years.
      On February 15, 2006, the Tax Sharing Agreement was amended to provide that Emdeon will compensate us for any use of our net operating losses that may result from certain extraordinary transactions, as defined in the Tax Sharing Agreement, including a sale by Emdeon of its Business Services and Practice Services operating segments.

Charges from the Company to Emdeon:
      Revenue: We sell certain of our products and services to Emdeon businesses. These amounts are included in revenue during the three months ended March 31, 2006. We charge Emdeon rates comparable to those charged to third parties for similar products and services.
      Advertising Expense: We allocated costs to Emdeon in 2005 based on its utilization of our advertising services. We no longer allocate any advertising expense to Emdeon, or other businesses of Emdeon, related to any advertising that promotes the WebMD brand. Our portion of the advertising services utilized is included in sales and marketing expense within the accompanying consolidated statements of operations, and is reported net of amounts charged to Emdeon.

Charges from Emdeon to the Company:
      Corporate Services: We are charged a services fee (the “Services Fee”) for costs related to corporate services provided to us by Emdeon. The services that Emdeon provides include certain administrative services, including payroll, accounting, tax planning and compliance, employee benefit plans, legal matters and information processing. In addition, we reimburse Emdeon for an allocated portion of certain expenses that Emdeon incurs for outside services and similar items, including insurance fees, outside personnel, facilities costs, professional fees, software maintenance fees and telecommunications costs. Emdeon has agreed to make the services available to us for up to 5 years following the IPO. These expense allocations were determined on a basis that we and Emdeon consider to be a reasonable assessment of the cost of providing these services, exclusive of any profit margin. The basis we and Emdeon used to determine these expense allocations required management to make certain judgments and assumptions. These cost allocations are reflected in the table below under the caption “Corporate services — shared services allocation”. Prior to the IPO, the Services Fee also included costs identified for dedicated employees managed centrally by Emdeon for certain of its functions across all of its segments. This portion of the Services Fee charged for dedicated employees included a charge for their salaries, plus an overhead charge for these employees calculated based on a pro rata portion of their salaries to total salaries within the function. The amount reflected in the table below under the caption “Corporate services — specific identification” reflects the costs for these employees through their date of transfer. The Services Fee is reflected in general and administrative expense within our consolidated statements of operations.

      Healthcare Expense: We are charged for our employees’ participation in Emdeon’s healthcare plans. Healthcare expense is charged based on the number of our total employees and reflects Emdeon’s average cost of these benefits per employee. Healthcare expense is reflected in the accompanying consolidated statements of operations in the same expense captions as the related salary costs of those employees.
      Stock-Based Compensation Expense: Stock-based compensation expense is related to stock option issuances and restricted stock awards of Emdeon’s Common Stock that have been granted to certain of our employees. Stock-based compensation expense is allocated on a specific employee identification basis. The expense is reflected in our consolidated statements of operations in the same expense captions as the related salary costs of those employees. The allocation of stock-based compensation expense related to Emdeon’s Common Stock is recorded as additional paid-in capital.
      The following table summarizes the allocations reflected in our consolidated financial statements:

	Three Months
	Ended
	March 31,

	2006	2005

Charges from the Company to Emdeon:
Intercompany revenue	$83	$—
Advertising expense	—	875
Charges from Emdeon to the Company:
Corporate services — specific identification	—	792
Corporate services — shared services allocation	839	829
Healthcare expense	877	759
Stock-based compensation expense	1,965	483
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123, “(Revised 2004): Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. Effective January 1, 2006 we adopted SFAS 123R and elected to use the modified prospective transition method and as a result, prior period results were not restated. Under the modified prospective method, awards that were granted or modified on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested stock options and restricted stock awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, using the same grant date fair value and same expense attribution method used under SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized for all stock-based compensation. Our results of operations for the three months ended March 31, 2006 reflect $7,008 of compensation expense of which approximately $5,700 relates to the adoption of SFAS 123R. Our compensation expense is primarily related to the unvested portion of stock options and awards granted under our stock incentive plan and under Emdeon’s stock incentive plans to our employees and for restricted stock awards in both our Class A Common Stock and Emdeon’s Common Stock. In accordance with the modified prospective method, results for prior periods have not been restated.
      The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in this model are expected dividend yield, expected volatility, risk-free interest rate and expected term. The expected volatility for stock options and restricted stock awards granted with our Class A Common Stock is based on implied volatility from traded options of stock of comparable companies combined with historical stock price volatility of comparable companies. We could not use our implied volatility because we did not have sufficient trading history. The expected volatility for stock options and restricted stock awards granted with Emdeon’s Common Stock is based on implied volatility from traded options of Emdeon’s Common Stock combined with historical volatility of Emdeon’s Common Stock.
      No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets. As of March 31, 2006, approximately $7,085 and $33,886 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 1.21 years and 2.03 years, related to Emdeon’s Plans and our Company’s Plan, respectively.
Results of Operations
      The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Three Months Ended March 31,

	2006		2005

	$	%	$	%

Revenue	$50,051	100.0	$33,761	100.0
Costs and expenses:
Cost of operations	24,710	49.4	14,895	44.1
Sales and marketing	15,537	31.0	10,988	32.6
General and administrative	11,890	23.8	6,540	19.4
Depreciation and amortization	3,529	7.1	2,233	6.6
Interest income	1,448	3.0	—	—

Loss before income tax provision	(4,167)	(8.3)	(895)	(2.7)
Income tax provision	—	—	61	0.1

Net loss	$(4,167)	(8.3)	$(956)	(2.8)

      Revenue is derived from our two business segments: Online Services and Publishing and Other Services. Our Online Services segment derives revenue from advertising, sponsorship (including online CME services), content syndication and distribution, and licenses of private online portals to employers, healthcare payers and others. Our Publishing and Other Services segment derives revenue from sales of, and advertising in, our physician directories, subscriptions to our professional medical reference textbooks, and advertisements in WebMD the Magazine. As a result of the acquisition of the assets of Conceptis, we also generate revenue from in-person medical education programs.
      Our customers include pharmaceutical, biotechnology, medical device and consumer products companies, as well as employers and health plans. Our customers also include physicians and other healthcare providers who buy our physician directories and reference textbooks.
      Cost of operations consists of costs related to services and products we provide to customers and costs associated with the operation and maintenance of our public and private portals. These costs relate to editorial and production, Web site operations, non-capitalized Web site development costs, and costs related to the production and distribution of our publications. These costs consist of expenses related to salaries and related expenses, non-cash stock-based compensation, creating and licensing content, telecommunications, leased properties, printing and distribution, and non-cash advertising expenses.
      Sales and marketing expense consists primarily of advertising, product and brand promotion, salaries and related expenses, and non-cash stock-based compensation. These expenses include items related to salaries and related expenses of account executives, account management and marketing personnel, costs and expenses for marketing programs, and fees for professional marketing and advertising services. Also included in sales and marketing expense are the non-cash advertising expenses discussed below.

      General and administrative expense consists primarily of salaries, non-cash stock-based compensation and other salary-related expenses of administrative, finance, legal, information technology, human resources and executive personnel. These expenses include costs of general insurance and costs of accounting and internal control systems to support our operations, a services fee for our portion of certain expenses shared across all segments of Emdeon, as well as facilities expense.
      Our discussions throughout this MD&A reference certain non-cash expenses. The following is a summary of our principal non-cash expenses:

•	Non-cash advertising expense. Expense related to the use of our prepaid advertising inventory that we received from News Corporation in exchange for equity instruments that Emdeon issued in connection with an agreement it entered into with News Corporation in 1999 and subsequently amended in 2000. This non- cash advertising expense is included in cost of operations when we utilize this advertising inventory in conjunction with offline advertising and sponsorship programs and is included in sales and marketing expense when we use the asset for promotion of our brand. The portion of the non-cash expense that is reflected in sales and marketing expense is reflected net of the expense we charged to Emdeon in connection with its use of this asset during the three months ended March 31, 2005.

•	Non-cash stock-based compensation expense. Expense related to awards of our restricted Class A Common Stock and awards of restricted Emdeon common stock that have been granted to certain of our employees. Expense also related to shares issued to our non-employee directors. Non-cash stock-based compensation expense is reflected in the same expense captions as the related salary costs of the respective employees.
      The following table is a summary of our non-cash expenses included in the respective statements of operations captions:

	Three Months Ended March 31,

	2006	2005

Advertising expense:
Sales and marketing	$1,605	$1,751

Stock-based compensation expense:
Cost of operations	$2,317	$102
Sales and marketing	1,488	155
General and administrative	3,203	226

Total stock-based compensation expense	$7,008	$483

Three Months Ended March 31, 2006 and 2005
      The following discussion is a comparison of our results of operations on a consolidated basis for the three months ended March 31, 2006 and 2005.

Revenue
      Our total revenue increased 48.3% to $50,051 from $33,761 last year. Online Services accounted for $13,923 or 85.5% of the revenue increase. Publishing and Other Services accounted for the remaining increase of $2,367. Our revenue from acquisitions contributed $7,463 in 2006 compared to $492 last year. Our content syndication revenue and earnings also reflects a $1,000 decline relating to the expiration in January 2005 of our content syndication agreement with News Corporation, which had no corresponding incremental expenses.

Costs and Expenses
      Cost of Operations. Cost of operations increased to $24,710 from $14,895 last year. As a percentage of revenue, cost of operations was 49.4% in 2006, compared to 44.1% in 2005. Included in cost of operations in 2006 was non-cash expense related to stock-based compensation of $2,317 compared to $102 in 2005. The increase was primarily due to the adoption of SFAS 123R. Cost of operations excluding non-cash expense was $22,393, or 44.7% of revenue, compared to $14,793, or 43.8% of revenue last year. The increase of $7,600 was primarily attributable to our acquisitions and to increases in compensation related costs due to higher staffing levels and outside personnel expenses relating to our Web site operations, non-capitalized Web site development costs and increased costs associated with creating and licensing our content. The increase as a percentage of revenue was primarily due to a change in revenue mix as revenue from acquisitions and new publishing products in 2006 have a higher cost of operations than our other products.
      Sales and Marketing. Sales and marketing expense increased to $15,537 from $10,988 last year. Included in sales and marketing expense in 2006 and 2005 was non-cash expense related to advertising of $1,605 and $1,751, respectively, and stock-based compensation of $1,488 and $155, respectively. Non-cash advertising expense declined $146 compared to 2005 due to lower advertising expense related to our utilization of our prepaid advertising inventory. The increase in non-cash stock-based compensation expense was primarily due to the adoption of SFAS 123R. Sales and marketing expense excluding non-cash expense was $12,444, or 24.9% of revenue, compared to $9,082, or 26.9% of revenue last year. The increase of $3,362 was primarily attributable to our acquisitions and to increases in compensation related costs due to increased staffing and sales commissions related to higher revenue. The decrease as a percentage of revenue was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in sales and marketing expense.
      General and Administrative. General and administrative expense increased to $11,890 from $6,540 last year. Included in general and administrative expense in 2006 and 2005 was non-cash stock-based compensation expense of $3,203 and $226, respectively. The increase in non-cash stock-based compensation expense was primarily due to the adoption of SFAS 123R. General and administrative expense excluding non-cash expense was $8,687, or 17.4% of revenue, compared to $6,314 or 18.7% of revenue last year. The increase of $2,373 was primarily attributable to our acquisitions, higher staffing levels, and increases in public company related costs. The decrease as a percentage of revenue was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in general and administrative expense.
      Depreciation and Amortization. Depreciation and amortization expense increased to $3,529 for the three months ended March 31, 2006 from $2,233 in the same period in 2005. The increase over the prior year period was primarily due to amortization of intangible assets relating to the eMedicine, Conceptis and HealthShare acquisitions as well as the increase in depreciation expense relating to capital expenditures in 2005.
      Interest Income. Interest income relates to our investment of excess cash including a portion of the proceeds from our IPO in U.S. Treasury Notes and auction rate securities.
      Income Tax Provision. The income tax provision includes expense and benefits related to federal, state and other jurisdictions. For 2006, no provision was required as a result of offsets within these jurisdictions. For 2005, we recorded a provision of $61.
Results of Operations by Operating Segment
      We monitor the performance of our business based on earnings (loss) before interest, taxes, depreciation, amortization and other non-cash items. Other non-cash items include non-cash advertising expense and non-cash stock-based compensation expense. Corporate and other overhead functions are allocated to segments on a specifically identifiable basis or other reasonable method of allocation. We consider these allocations to be a reasonable reflection of the utilization of costs incurred. We do not disaggregate assets for internal management reporting and, therefore, such information is not presented. There are no inter-segment revenue transactions.
      The following table presents the results of our operations for each of our operating segments and a reconciliation to net loss:

	Three Months Ended
	March 31,

	2006	2005

Revenue
Online Services:
Advertising and sponsorship	$32,760	$22,787
Licensing	11,442	5,805
Content syndication and other	876	2,563

Total Online Services	45,078	31,155
Publishing and Other Services	4,973	2,606

	$50,051	$33,761
Earnings (loss) before interest, taxes, depreciation, amortization and other non-cash items
Online Services	$7,861	$3,819
Publishing and Other Services	(1,334)	(247)

	6,527	3,572
Interest, taxes, depreciation, amortization and other non-cash items
Interest income	1,448	—
Depreciation and amortization	(3,529)	(2,233)
Non-cash advertising	(1,605)	(1,751)
Non-cash stock-based compensation	(7,008)	(483)
Income tax provision	—	(61)

Net loss	$(4,167)	$(956)

      The following discussion is a comparison of the results of operations for our two operating segments for the three months ended March 31, 2006 and 2005.
      Online Services. Our Online Services revenue was $45,078, an increase of $13,923 or 44.7% from last year. Advertising and sponsorship revenue increased $9,973 or 43.8% compared to last year. This includes revenue of $3,618 related to the Web sites acquired with Conceptis and eMedicine. The increase in advertising and sponsorship revenue was primarily attributable to an increase in the number of brands and sponsored programs promoted on our sites. Including the Conceptis and eMedicine acquisitions, the number of such programs grew to approximately 400 compared to approximately 250 last year. Licensing revenue increased $5,637 or 97.1% compared to last year. This increase was due to an increase in the number of companies using our private portal platform to 80 from 62 last year and the inclusion of $2,397 of revenue from our HealthShare acquisition. HealthShare revenue was $492 from March 14, 2005 through March 31, 2005. HealthShare pre-acquisition revenue for the period from January 1, 2005 to March 13, 2005 was $1,824. Content syndication and other revenue declined to $876 from $2,563 last year, primarily due to a $1,000 decline in revenue relating to the expiration of our content syndication agreement with News Corporation in January 2005.

      Our Online Services earnings before interest, taxes, depreciation, amortization and other non-cash items was $7,861 or 17.4% of revenue, compared to $3,819 or 12.3% of revenue last year. This increase as a percentage of revenue was primarily due to higher revenue from the increase in number of brands and sponsored programs in our public portals as well as the increase in companies using our private online portal without incurring a proportionate increase in overall expenses.
      Publishing and Other Services. Our Publishing and Other Services revenue was $4,973 compared to $2,606 last year. The increase was primarily attributable to our acquisition of Conceptis in December 2005, which contributed $1,448 in offline medical education revenue to this segment during 2006 and to our introduction of WebMD the Magazine in April 2005.
      Our Publishing and Other Services loss before interest, taxes, depreciation, amortization and other non-cash items was $1,334, compared to $247 last year. The decrease in the results was primarily attributable to a change in product mix due to the addition of WebMD the Magazine in April 2005, as well as offline medical education related to the acquisition of Conceptis. The decrease in the results was also due to a shift in timing of delivery of certain of The Little Blue Book products compared to last year.
Liquidity and Capital Resources
      As of March 31, 2006, we had $132,803 of cash and cash equivalents and short-term investments. Our working capital as of March 31, 2006 was $126,125. Our working capital is affected by the timing of each period end in relation to items such as payments received from customers and payments made to vendors, internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.
      Cash provided by operating activities during the three months ended March 31, 2006 was $12,277, primarily as a result of our earnings before interest, taxes, depreciation, amortization and other non-cash items of $6,527 and sources of cash from changes in working capital of $4,302. Sources of cash from changes in working capital were due to an increase in deferred revenue of $9,784 and reductions of accounts receivable of $4,048, partially offset by uses of cash due to decreases in accrued expenses and other long-term liabilities of $5,287 and amounts due to Emdeon of $2,521. Cash provided by operating activities during the three months ended March 31, 2005 was $6,174 which was primarily due to $4,467 of non-cash expenses offset by a net loss of $956. Additionally, sources of cash from changes in working capital provided $2,663 of cash flow primarily due to reductions of accounts receivable of $5,724, partially offset by uses of cash due to decreases in deferred revenue of $1,124 and a decrease in accrued expenses of $1,449 resulting from the timing of payments made to vendors in relation to the period end.
      Cash used in investing activities during the three months ended March 31, 2006 was $49,634, which primarily related to net purchases of available-for-sale securities of $16,000, the acquisition of eMedicine and investments in property and equipment primarily to enhance our technology platform. Cash flow used in investing activities was $31,240 during the three months ended March 31, 2005, which primarily related to the acquisition of HealthShare.
      Cash provided by financing activities during the three months ended March 31, 2005 principally related to net cash amounts received from, or transferred to, Emdeon. Emdeon did not transfer cash to us for financing activities during the three months ended March 31, 2006.
      Potential future cash commitments include $30,000 related to the pending acquisition of Summex Corporation in June 2006, a contingent consideration payment of up to $2,500 for RxList which will be determined based on 2006 measurements and our anticipated 2006 capital expenditure requirements for the full year which we currently estimate at approximately $25,000. Our anticipated capital expenditures will be to enhance our Web site in order to enable us to service future growth in unique users, page views and private portal customers, as well as to create new sponsorship areas for our customers.
      We believe that our available cash resources and future cash flow from operations will provide sufficient cash resources to meet the commitments described above and to fund our currently anticipated working capital and capital expenditure requirements for up to twenty-four months. Our future liquidity and capital requirements will depend upon numerous factors, including retention of customers at current volume and revenue levels, our existing and new application and service offerings, competing technological and market developments, and potential future acquisitions. In addition, our ability to generate cash flow is subject to numerous factors beyond our control, including general economic, regulatory and other matters affecting us and our customers. We plan to continue to enhance the relevance of our online services to our audience and sponsors and will continue to invest in acquisitions, strategic relationships, facilities and technological infrastructure and product development. We intend to grow each of our existing businesses and enter into complementary ones through both internal investments and acquisitions. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. We cannot assure you that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders. Future indebtedness may impose various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.
Factors That May Affect Our Future Financial Condition or Results of Operations
      This section describes circumstances or events that could have a negative effect on our financial results or operations or that could change, for the worse, existing trends in some or all of our businesses. The occurrence of one or more of the circumstances or events described below could have a material adverse effect on our financial condition, results of operations and cash flows or on the trading prices of our Class A Common Stock or securities we may issue in the future. The risks and uncertainties described in this Quarterly Report are not the only ones facing us. Additional risks and uncertainties that are not currently known to us or that we currently believe are immaterial may also adversely affect our business and operations.

Risks Related to Our Operations and Financial Performance

If we are unable to provide content and services that attract and retain users to The WebMD Health Network on a consistent basis, our advertising and sponsorship revenue could be reduced
      Users of The WebMD Health Network have numerous other online and offline sources of healthcare information services. Our ability to compete for user traffic on our public portals depends upon our ability to make available a variety of health and medical content, decision-support applications and other services that meet the needs of a variety of types of users, including consumers, physicians and other healthcare professionals, with a variety of reasons for seeking information. Our ability to do so depends, in turn, on:

•	our ability to hire and retain qualified authors, journalists and independent writers;

•	our ability to license quality content from third parties; and

•	our ability to monitor and respond to increases and decreases in user interest in specific topics.
      We cannot assure you that we will be able to continue to develop or acquire needed content, applications and tools at a reasonable cost. In addition, since consumer users of our public portals may be attracted to The WebMD Health Network as a result of a specific condition or for a specific purpose, it is difficult for us to predict the rate at which they will return to the public portals. Because we generate revenue by, among other things, selling sponsorships of specific pages, sections or events on The WebMD Health Network, a decline in user traffic levels or a reduction in the number of pages viewed by users could cause our revenue to decrease and could have a material adverse effect on our results of operations.

Developing and implementing new and updated applications, features and services for our public and private portals may take longer and cost more than expected and may not result in sufficient increases in revenue to justify the costs
      Attracting and retaining users of our public portals and clients for our private portals requires us to continue to improve the technology underlying those portals and to continue to develop new and updated applications, features and services for those portals. We rely on a combination of internal development, strategic relationships, licensing and acquisitions to develop our portals and related applications, features and services. Our development and/or implementation of new technologies, applications, features and services may cost more than expected, may take longer than originally expected, may require more testing than originally anticipated and may require the acquisition of additional personnel and other resources. There can be no assurance that the revenue opportunities from any new or updated technologies, applications, features or services will justify the amounts spent.
     We face significant competition for our products and services
      The markets in which we operate are intensely competitive, continually evolving and, in some cases, subject to rapid change.

•	Our public portals face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. We compete for users with online services and Web sites that provide health-related information, including both commercial sites and not-for-profit sites. We compete for advertisers and sponsors with both health-related Web sites and general purpose consumer online services and portals and other high-traffic Web sites that include both healthcare-related and non-healthcare-related content and services.

•	Our private portals compete with providers of healthcare decision-support tools and online health management applications; wellness and disease management vendors; and health information services and health management offerings of health plans and their affiliates.

•	Our Publishing and Other Services segment’s products and services compete with numerous other online and offline sources of healthcare information, including traditional medical reference publications, print journals and other specialized publications targeted to physicians, some of which have a more complete range of titles and better access to traditional distribution channels than we have.
      Many of our competitors have greater financial, technical, product development, marketing and other resources than we do. These organizations may be better known than we are and have more customers or users than we do. We cannot provide assurance that we will be able to compete successfully against these organizations or any alliances they have formed or may form. Since there are no substantial barriers to entry into the markets in which our public portals participate, we expect that competitors will continue to enter these markets. For more information about the competition we face, see “Business — Competition” in our Annual Report on Form 10-K for the year ended December 31, 2005.

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
      WebMD the Magazine was launched in April 2005 and as a result has a very short operating history. We cannot assure you that WebMD the Magazine will be able to attract and retain advertisers to make this publication successful in the long term.

The timing of our advertising and sponsorship revenue may vary significantly from quarter to quarter
      Our advertising and sponsorship revenue, which accounted for approximately 73% of our total Online Services segment revenue for the three months ended March 31, 2006, may vary significantly from quarter to quarter due to a number of factors, not all of which are in our control, and any of which may be difficult to forecast accurately. The majority of our advertising and sponsorship contracts are for terms of approximately four to 12 months. We have relatively few longer term advertising and sponsorship contracts. We cannot assure you that our current customers for these services will continue to use our services beyond the terms of their existing contracts or that they will enter into any additional contracts.
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

We continue to be dependent on Emdeon to provide us with services required by us for the operation of our business
      Many administrative services required by us for the operation of our business continue to be provided to us by Emdeon under a Services Agreement. Under the Services Agreement, Emdeon provides us with administrative services, including services relating to payroll, accounting, tax planning and compliance, employee benefit plans, legal matters and information processing. As a result, we are dependent on our relationship with Emdeon for these important services. We reimburse Emdeon under agreed upon formulas that allocate to us a portion of Emdeon’s aggregate costs related to those services. The Services Agreement is for a term of up to five years, however, we have the option to terminate these services, in whole or in part, at any time we choose to do so, generally by providing, with respect to specified services or groups of services, 60 days’ notice and, in some cases, paying a termination fee of not more than $30,000 to cover the costs of Emdeon relating to the termination.
      The costs we are charged under the Services Agreement are not necessarily indicative of the costs that we would incur if we had to provide the services on our own or contract for them with third parties on a stand-alone basis. With respect to most of the services provided under the Services Agreement, we believe that it is likely that it would cost us more to provide them or contract for them on our own because we benefit from Emdeon’s economies of scale as a larger corporation.

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

We are included in Emdeon’s consolidated tax return and, as a result, both we and Emdeon may use each other’s net operating loss carryforwards
      Due to provisions of the U.S. Internal Revenue Code and applicable Treasury regulations relating to the manner and order in which net operating loss carryforwards are utilized when filing consolidated tax returns, a portion of our net operating loss carryforwards may be required to be utilized by Emdeon before Emdeon would be permitted to utilize its own net operating loss carryforwards. Correspondingly, in some situations, such as where Emdeon’s net operating loss carryforwards were generated first, we may be required to utilize a portion of Emdeon’s net operating loss carryforwards before we would have to utilize our own net operating loss carryforwards. Under our tax sharing agreement with Emdeon, neither we nor Emdeon is obligated to reimburse the other for the tax savings attributable to the utilization of the other party’s net operating loss carryforwards, except that Emdeon has agreed to compensate us for any use of our net operating losses that may result from certain extraordinary transactions, including a sale of its Business Services or Practice Services operating segments. Accordingly, although we may obtain a benefit if we are required to utilize Emdeon’s net operating loss carryforwards, we may suffer a detriment to the extent that Emdeon is required to utilize our net operating loss carryforwards. The amount of each of our and Emdeon’s net operating loss carryforwards that ultimately could be utilized by the other party will depend on the timing and amount of taxable income earned by us and Emdeon in the future, which we are unable to predict. Correspondingly, we are not able to predict whether we or Emdeon will be able to utilize our respective net operating loss carryforwards before they expire or whether there will be a net benefit to Emdeon or to us.

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

The WebMD Health Network includes Web sites that we supply content to, but do not own, and the termination of our relationship with the owners of these Web sites may negatively affect our results of operations
      Although the substantial majority of the page view traffic to The WebMD Health Network are from Web sites we own, some are from Web sites owned by third parties that carry our content and, as a result, our traffic may vary based on the amount of traffic to Web sites of these third parties and other factors outside our control. During the quarter ended March 31, 2006, third party Web sites accounted for approximately 8% of its aggregate page views. In the event that any of our relationships with our third party Web sites are terminated, The WebMD Health Network’s user page view traffic may be negatively affected, which may negatively affect our results of operations.

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

Implementation of additions to or changes in hardware and software platforms used to deliver our online services may result in performance problems and may not provide the additional functionality that was expected
      From time to time, we implement additions to or changes in the hardware and software platforms we use for providing our online services. During and after the implementation of additions or changes, a platform may not perform as expected, which could result in interruptions in operations, an increase in response time or an inability to track performance metrics. In addition, in connection with integrating acquired businesses, we may move their operations to our hardware and software platforms or make other changes, any of which could result in interruptions in those operations. Any significant interruption in our ability to operate any of our online services could have an adverse effect on our relationships with users and clients and, as a result, on our financial results.
      We rely on a combination of purchasing, licensing, internal development, and acquisitions to develop our hardware and software platforms. Our implementation of additions to or changes in these platforms may cost more than originally expected, may take longer than originally expected, and may require more testing than originally anticipated. In addition, we cannot provide assurance that additions to or changes in these platforms will provide the additional functionality and other benefits that were originally expected.

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

Risks Related to Acquisitions, Financings and Other Significant Transactions

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

For more information regarding the risks that healthcare regulation creates for our businesses, see “Business — Government Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Government regulation of the Internet could adversely affect our business
      The Internet and its associated technologies are subject to government regulation. Our failure, or the failure of our business partners or third party providers, to accurately anticipate the application of laws and regulations affecting our products and services and the manner in which we deliver them, or any other failure to comply with such laws and regulations, could create liability for us, result in adverse publicity and negatively affect our business. In addition, new laws and regulations, or new interpretations of existing laws and regulations, may be adopted with respect to the Internet or other online services covering user privacy, patient confidentiality, consumer protection and other issues, including pricing, content, copyrights and patents, distribution and characteristics and quality of products and services. We cannot predict whether these laws or regulations will change or how such changes will affect our business. For more information regarding government regulation of the Internet to which we are or may be subject, see “Business — Government Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2005.

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
      Changes in prevailing interest rates will cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents, short-term investments and marketable securities in commercial paper, non-government debt securities, money market funds and highly liquid United States Treasury notes. We view these high grade securities within our portfolio as having similar market risk characteristics. Principal amounts expected to mature in 2006 are $95.0 million.
      We have not utilized derivative financial instruments in our investment portfolio.
Exchange Rate Sensitivity
      Currently, substantially all of our sales and expenses are denominated in United States dollars; however, Conceptis is exposed to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Canadian dollar. This exposure arises primarily as a result of translating the results of Conceptis’ foreign operations to the United States dollar at exchange rates that have fluctuated from the beginning of the accounting period. We have not engaged in foreign currency hedging activities to date. Foreign currency translation during the three months ended March 31, 2006 was not material. There was no exposure to foreign currency exchange rates during the three months ended

March 31, 2005. We believe that future exchange rate sensitivity related to Conceptis will not have a material effect on our financial condition or results of operations.

ITEM 4.	Controls and Procedures
      As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of March 31, 2006.
      In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in WebMD’s internal control over financial reporting occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds
      On September 28, 2005, we sold 7,935,000 shares of our Class A Common Stock at a price of $17.50 per share in our initial public offering or IPO. The shares of Class A Common Stock sold in the IPO were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-124832). Our net proceeds from the offering were $125,392 after deducting underwriting discounts and commissions and our offering expenses. Through March 31, 2006, the proceeds from the IPO and the $40,000 cash capital contribution from Emdeon in September 2005 have been invested in U.S. Treasury Notes and auction rate securities, and used to fund the Conceptis and eMedicine acquisitions, the combined earn out payments to RxList and MedicineNet of $9,637 and working capital requirements.

ITEM 6.	Exhibits
      The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WebMD Health Corp.

By:	/s/ Anthony Vuolo

Anthony Vuolo
Executive Vice President and Chief Financial Officer
Date: May 10, 2006

EXHIBIT INDEX

Exhibit No.		Description

3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form 8-A filed by the Registrant on September 29, 2005 (the “Form 8-A”))
3.2		By-laws of the Registrant (incorporated by reference to Exhibit 99.2 to the Form 8-A)
10	.1*	Letter Agreement, dated as of February 1, 2006 between Emdeon Corporation (“Emdeon”) and Martin J. Wygod (incorporated by reference to Exhibit 10.3 to Emdeon’s Current Report on Form 8-K filed on February 2, 2006)
10	.2*	Amendment, dated as of March 9, 2006, to the Employment Agreement between WebMD, Inc. and David Gang (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on March 15, 2006)
10	.3*	Amended and Restated Emdeon Corporation 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.23 to Emdeon’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)
10.4		Amended and Restated Tax Sharing Agreement between Emdeon and the Registrant (incorporated by reference from Exhibit 10.1 to Emdeon’s Current Report on Form 8-K filed February 16, 2006)
10	.5*	Amended and Restated WebMD Health Corp. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)
10	.6*	Emdeon 1996 Stock Plan (incorporated by reference to Exhibit 10.8 to Emdeon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)
10.7		Business Services Agreement, dated as of January 31, 2006, among Emdeon, Envoy Corporation, Emdeon Practice Services, Inc. and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 1, 2006)
10.8		Marketing Agreement, dated as of January 31, 2006, among the Emdeon, Envoy Corporation and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 1, 2006)
10.9		Joint Development Agreement, dated as of January 31, 2006, among Envoy Corporation, Emdeon Practice Services, Inc. and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed February 1, 2006)
10.10		Agreement and Plan of Merger, dated as of January 17, 2006, among the Registrant, ME Omaha, Inc., eMedicine.com, Inc., and Lilian Shackelford Murray, as Stockholders’ Representative (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2006)
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1		Section 1350 Certification of Chief Executive Officer of Registrant
32.2		Section 1350 Certification of Chief Financial Officer of Registrant

*	Related to executive compensation.

E-1