Form 10-Q
period 2006-06-30
WebMD Health Corp.
filed 2006-08-09
CIK 1326583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-51547

WEBMD HEALTH CORP.
(Exact name of registrant as specified in its charter)

Delaware	20-2783228
(State of incorporation)	(I.R.S. Employer Identification No.)

111 Eighth Avenue New York, New York	10011 (Zip code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐  No ☑

As of August 7, 2006, the Registrant had 7,954,584 shares of Class A Common Stock and 48,100,000 shares of Class B Common Stock outstanding.

WEBMD HEALTH CORP.

QUARTERLY REPORT ON FORM 10-Q
For the period ended June 30, 2006

WebMD®, WebMD Health®, Medscape®, CME Circle®, Medpulse®, eMedicine®, MedicineNet®, theheart.org®, RxList®, The Little Blue Booktm, Select Quality Care® and Summex® are among the trademarks of WebMD Health Corp. or its subsidiaries.

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

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$4,620	$75,704
Short-term investments	99,655	78,073
Accounts receivable, net of allowance for doubtful accounts of $845 at June 30, 2006 and $859 at December 31, 2005	55,814	57,245
Current portion of prepaid advertising	5,625	7,424
Other current assets	6,522	3,977

Total current assets	172,236	222,423
Property and equipment, net	32,108	21,014
Prepaid advertising	11,110	12,104
Goodwill	142,427	100,669
Intangible assets, net	32,109	20,503
Other assets	170	176

	$390,160	$376,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$21,715	$30,400
Deferred revenue	50,191	36,495
Due to Emdeon	3,005	3,672

Total current liabilities	74,911	70,567
Other long-term liabilities	7,460	7,010

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value per share, 500,000,000 shares authorized; 7,954,584 shares issued and outstanding at June 30, 2006 and 7,954,426 shares issued and outstanding at December 31, 2005	80	80
Class B Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 48,100,000 shares issued and outstanding at June 30, 2006 and December 31, 2005	481	481
Deferred stock compensation	—	(5,736)
Additional paid-in capital	304,348	296,266
Accumulated other comprehensive loss	(128)	(112)
Retained earnings	3,008	8,333

Total stockholders’ equity	307,789	299,312

	$390,160	$376,889

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenue	$56,612	$40,979	$106,663	$74,740
Costs and expenses:
Cost of operations	25,716	18,616	50,426	33,511
Sales and marketing	16,932	12,141	32,469	23,129
General and administrative	12,565	8,665	24,455	15,205
Depreciation and amortization	4,013	3,019	7,542	5,252
Interest income	1,468	—	2,916	—

Loss before income tax provision	(1,146)	(1,462)	(5,313)	(2,357)
Income tax provision	12	91	12	152

Net loss	$(1,158)	$(1,553)	$(5,325)	$(2,509)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.03)	$(0.09)	$(0.05)

Weighted-average shares outstanding used in computing basic and diluted net loss per common share:	56,054	48,100	56,054	48,100

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(5,325)	$(2,509)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,542	5,252
Non-cash advertising	2,794	3,414
Non-cash stock-based compensation	14,019	569
Changes in operating assets and liabilities:
Accounts receivable	4,221	1,173
Other assets	(2,945)	(1,156)
Accrued expenses and other long-term liabilities	(1,364)	2,032
Due to Emdeon	(667)	—
Deferred revenue	9,984	4,587

Net cash provided by operating activities	28,259	13,362

Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	171,000	—
Purchases of available-for-sale securities	(192,000)	—
Purchases of property and equipment	(12,775)	(14,207)
Cash paid in business combinations, net of cash acquired	(65,568)	(30,612)

Net cash used in investing activities	(99,343)	(44,819)

Cash flows from financing activities:
Net cash transfers from Emdeon	—	29,835

Net cash provided by financing activities	—	29,835

Net decrease in cash and cash equivalents	(71,084)	(1,622)
Cash and cash equivalents at beginning of period	75,704	3,456

Cash and cash equivalents at end of period	$4,620	$1,834

See accompanying notes.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, unaudited)

1.	Summary of Significant Accounting Policies

Background and Basis of Presentation

WebMD Health Corp. (the “Company”) is a Delaware corporation that was incorporated on May 3, 2005. The Company completed an initial public offering (“IPO”) of Class A Common Stock on September 28, 2005. The Company’s Class A Common Stock has traded on the Nasdaq National Market under the symbol “WBMD” since September 29, 2005 and now trades on the Nasdaq Global Select Market. Prior to the date of the IPO, the Company was a wholly-owned subsidiary of Emdeon Corporation (“Emdeon”) and its consolidated financial statements had been derived from the consolidated financial statements and accounting records of Emdeon, principally representing the WebMD segment, using the historical results of operations, and historical basis of assets and liabilities of the WebMD related businesses. Since the completion of the IPO, the Company is a majority-owned subsidiary of Emdeon, which currently owns 85.8% of the equity of the Company. Management believes the assumptions underlying the consolidated financial statements are reasonable. However, the consolidated financial statements included herein may not necessarily reflect the Company’s results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Company been a stand-alone company during the periods presented.

Transactions between the Company and Emdeon have been identified in the consolidated financial statements as transactions with Emdeon (see Note 3).

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the operating results to be expected for any subsequent period or for the entire year ending December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

The unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2005, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Seasonality

The timing of the Company’s revenue is affected by seasonal factors. Advertising and sponsorship revenue within the Online Services segment are seasonal, primarily as a result of the annual budget approval process of the advertising and sponsorship clients of the public portals. This portion of the Company’s revenue is usually the lowest in the first quarter of each calendar year, and increases during each consecutive quarter throughout the year. The Company’s private portal licensing revenue is historically highest in the second half of the year as new customers are typically added during this period in conjunction with their annual open enrollment periods for employee benefits. Finally, the annual distribution cycle within the Publishing and Other Services segment results in a significant portion of the Company’s revenue in this segment being recognized in the second and third quarter of each calendar year.

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

The Company has excluded all outstanding stock options and restricted stock from the calculation of diluted loss per common share because all such securities are anti-dilutive for the periods presented. The total number of shares excluded from the calculation of diluted loss per share was 5,285,423 and 5,233,631 for the three and six months ended June 30, 2006, respectively.

Sales and Use Tax

The Company excludes sales and use tax from revenue in the consolidated statements of operations.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, that this new standard will have on the Company’s results of operations, financial position or cash flows.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123, “(Revised 2004): Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. The Company elected to use the modified prospective transition method and as a result prior period results were not restated. Under the modified prospective transition method, awards that were granted or modified on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested stock options and restricted stock awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, using the same grant date fair value and same expense attribution method used under SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized for all stock-based compensation beginning January 1, 2006. The impact of the adoption of SFAS 123R on the Company’s results of operations for the three and six months ended June 30, 2006 was approximately $5,800 and $11,500, respectively.

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

Emdeon Plans

Emdeon had an aggregate of 7,079,117 shares of Emdeon Common Stock available for future grants to all of Emdeon employees under various stock compensation plans (the “Emdeon Plans”) at June 30, 2006.

Stock Options

Generally, options under the Emdeon Plans vest and become exercisable ratably over a three-to five-year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The majority of options granted under the Emdeon Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of Emdeon’s Common Stock on the date of

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grant. The following table summarizes activity for the Emdeon Plans relating to the Company’s employees for the six months ended June 30, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Shares	Per Share	(In Years)	Value(1)

Outstanding at January 1, 2006	19,628,206	$11.75
Granted	—	—
Exercised	(1,174,538)	6.75
Forfeited	(516,926)	14.10
Net transfers to Emdeon	(290,431)	8.52

Outstanding at June 30, 2006	17,646,311	$12.07	5.5	$41,012

Exercisable at the end of the period	13,054,367	$13.35	4.7	$22,723

(1)	The aggregate intrinsic value is based on the market price of Emdeon’s Common Stock on June 30, 2006 which was $12.41 less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on June 30, 2006.

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

Six Months Ended
June 30,
2005

Expected dividend yield	0%
Expected volatility	0.50
Risk free interest rate	3.37%
Expected term (years)	3.25-5.50
Weighted-average fair value of options granted during the period	$3.79

Restricted Stock Awards

Emdeon Restricted Stock consists of shares of Emdeon Common Stock which have been awarded to the Company’s employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee until they vest. Generally, Emdeon Restricted Stock awards vest ratably over a three to five year period from their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity of non-

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vested Emdeon Restricted Stock relating to the Company’s employees during the six months ended June 30, 2006:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Beginning balance at January 1, 2006	423,860	$8.46
Granted	—	—
Vested	(153,832)	8.74
Forfeited	—	—
Net transfers to Emdeon	(3,334)	8.59

Ending balance at June 30, 2006	266,694	$8.30

Proceeds received by Emdeon from the exercise of options to purchase Emdeon Common Stock were $3,610 and $7,932 during the three and six months ended June 30, 2006, respectively, and $8,409 and $11,293 during the three and six months ended June 30, 2005, respectively. The intrinsic value related to the exercise of these stock options as well as the fair value of shares of Emdeon Restricted Stock that vested was $2,077 and $6,334 during the three and six months ended June 30, 2006, respectively, and $9,653 and $14,572 during the three and six months ended June 30, 2005, respectively, which is currently deductible for tax purposes. However, these tax benefits were not realized due to the Company’s net operating loss carryforwards.

WebMD Plan

During September 2005, the Company adopted the 2005 Long-Term Incentive Plan (the “Company’s Plan”). The maximum number of shares of the Company’s Class A Common Stock that may be subject to options or restricted stock awards under the Company’s Plan is 7,130,574, subject to adjustment in accordance with the terms of the Company’s Plan. The Company had an aggregate of 1,678,272 shares of Class A Common Stock available for grant under the Company’s Plan at June 30, 2006.

Stock Options

Generally, options under the Company’s Plan vest and become exercisable ratably over a four-year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The options granted under the Company’s Plan expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of the Company’s Class A Common Stock on the date of grant. The following table summarizes activity for the Company’s Plan during the six months ended June 30, 2006:

		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Shares	Per Share	(In Years)	Value(1)

Outstanding at January 1, 2006	4,533,100	$18.31
Granted	680,450	36.79
Exercised	—	—
Forfeited	(198,725)	21.30

Outstanding at June 30, 2006	5,014,825	$20.70	9.3	$133,386

Exercisable at the end of the period	—	$—	—	—

(1)	The aggregate intrinsic value is based on the market price of the Company’s Class A Common Stock on June 30, 2006 which was $47.30 less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on June 30, 2006.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Six Months Ended
June 30,
2006

Expected dividend yield	0%
Expected volatility	0.60
Risk free interest rate	4.79%
Expected term (years)	3.26
Weighted-average fair value of options granted during the period	$16.79

Restricted Stock Awards

The Company’s Restricted Stock consists of shares of the Company’s Class A Common Stock which have been awarded to employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee until they vest. Generally, the Company’s Restricted Stock awards vest ratably over a four year period from their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity of non-vested Company Restricted Stock during the six months ended June 30, 2006:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Beginning balance at January 1, 2006	376,621	$17.55
Granted	62,443	39.01
Vested	(263)	39.00
Forfeited	(1,587)	39.00

Ending balance at June 30, 2006	437,214	$20.53

Other

In addition, at the time of the IPO, the Company issued shares of its Class A Common Stock to each non-employee director with a value equal to their annual board and committee retainers. The Company recorded $85 and $170 of stock-based compensation expense during the three and six months ended June 30, 2006 in connection with these issuances.

Employee Stock Purchase Plan

Emdeon’s Employee Stock Purchase Plan (“ESPP”) allows eligible employees of the Company the opportunity to purchase shares of Emdeon Common Stock through payroll deductions, up to 15% of a participant’s annual compensation with a maximum of 5,000 shares available per participant during each purchase period. The purchase price of the stock is 85% of the fair market value on the last day of each purchase period. Emdeon Common Stock was issued to the Company’s employees under Emdeon’s ESPP. During the three and six months ended June 30, 2006, 29,953 shares of Emdeon Common Stock were issued to the Company’s employees under Emdeon’s ESPP. During the three and six months ended June 30, 2005, 23,036 shares of Emdeon Common Stock were issued to the Company’s employees under Emdeon’s ESPP.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005

Emdeon Plans:
Stock options	$1,357	$—	$2,938	$—
Restricted stock	211	86	570	569
Company’s Plan:
Stock options	4,417	—	8,494	—
Restricted stock	913	—	1,794	—
ESPP	28	—	53	—
Other	85	—	170	—

Total stock-based compensation expense	$7,011	$86	$14,019	$569

Included in:
Cost of operations	$2,432	$59	$4,749	$161
Sales and marketing	1,524	27	3,012	182
General and administrative	3,055	—	6,258	226

Total stock-based compensation expense	$7,011	$86	$14,019	$569

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets. As of June 30, 2006, approximately $5,419 and $32,664 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 1.06 years and 1.82 years, related to the Emdeon Plans, and the Company’s Plan, respectively.

The following table summarizes pro forma net loss and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation for the three and six months ended June 30, 2005:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005

Net loss as reported	$(1,553)	$(2,509)
Add: Stock-based employee compensation expense included in reported net loss	86	569
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,604)	(5,534)

Pro forma net income loss	$(4,071)	$(7,474)

Net loss per common share:
Basic and diluted — as reported	$(0.03)	$(0.05)

Basic and diluted — pro forma	$(0.08)	$(0.16)

3.	Transactions with Emdeon

Agreements with Emdeon

In connection with the IPO in September 2005, the Company entered into a number of agreements with Emdeon governing the future relationship of the companies, including a Services Agreement, a Tax Sharing Agreement and an Indemnity Agreement. These agreements cover a variety of matters, including responsibility

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Charges from the Company to Emdeon:

Revenue:  The Company sells certain of its products and services to Emdeon businesses. These amounts are included in revenue during the three and six months ended June 30, 2006. The Company charges Emdeon rates comparable to those charged to third parties for similar products and services.

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

Charges from Emdeon to the Company:

Corporate Services:  The Company is charged a services fee (the “Services Fee”) for costs related to corporate services provided by Emdeon. The services that Emdeon provides include certain administrative services, including payroll, accounting, tax planning and compliance, employee benefit plans, legal matters and information processing. In addition, the Company reimburses Emdeon for an allocated portion of certain expenses that Emdeon incurs for outside services and similar items, including insurance fees, outside personnel, facilities costs, professional fees, software maintenance fees and telecommunications costs. Emdeon has agreed to make the services available to the Company for up to 5 years following the IPO. These expense allocations were determined on a basis that Emdeon and the Company consider to be a reasonable assessment of the costs of providing these services, exclusive of any profit margin. The basis the Company and Emdeon used to determine these expense allocations required management to make certain judgments and assumptions. These cost allocations are reflected in the table below under the caption “Corporate services — shared services allocation”. Prior to the IPO, the Services Fee also included costs identified for dedicated employees managed centrally by Emdeon for certain of its functions across all of its segments. This portion of the Services Fee charged for dedicated employees included a charge for their salaries, plus an overhead charge for these employees calculated based on a pro rata portion of their salaries to total salaries within the function. The amount reflected in the table below under the caption “Corporate services — specific identification” reflects the costs for these employees through their date of transfer. The Services Fee is reflected in general and administrative expense within the accompanying consolidated statements of operations.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the allocations reflected in the Company’s consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Charges from the Company to Emdeon:
Intercompany revenue	$146	$—	$291	$—
Advertising expense	—	724	—	1,599
Charges from Emdeon to the Company:
Corporate services — specific identification	—	654	—	1,446
Corporate services — shared services allocation	845	903	1,684	1,732
Healthcare expense	947	675	1,824	1,434
Stock-based compensation expense	1,596	86	3,561	569

4.	Business Combinations

2006 Acquisitions

On June 13, 2006, the Company acquired Summex Corporation (“Summex”), a provider of health and wellness programs that include online and offline health risk assessments, lifestyle education and personalized telephonic health coaching. The total purchase consideration for Summex was approximately $30,191, comprised of $29,691 in cash, net of the cash acquired, and $500 of estimated acquisition costs. In addition, the Company has agreed to pay up to an additional $10,000 in cash over a two-year period if certain financial milestones are achieved. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuations, goodwill of $21,786 and intangible assets subject to amortization of $8,500 were recorded. The goodwill and intangible assets recorded will not be deductible for tax purposes. The intangible assets are comprised of $4,000 relating to customer relationships with estimated useful lives of three years and $4,500 relating to acquired technology with an estimated useful life of five years. The results of operations of Summex have been included in the financial statements of the Company from June 13, 2006, the closing date of the acquisition, and are included in the Online Services segment.

On January 17, 2006, the Company acquired eMedicine.com, Inc. (“eMedicine”), a privately held online publisher of medical reference information for physicians and other healthcare professionals. The total purchase consideration for eMedicine was approximately $25,382, comprised of $24,682 in cash, net of cash acquired, and $700 of estimated acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $18,228 and an intangible asset subject to amortization of $9,000 were recorded. The goodwill and intangible asset recorded will not be deductible for tax purposes. The intangible asset recorded was content with an estimated useful life of three years. The results of operations of eMedicine have been included in the financial statements of the

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company from January 17, 2006, the closing date of the acquisition, and are included in the Online Services segment.

2005 Acquisitions

On December 2, 2005, the Company acquired the assets of and assumed certain liabilities of Conceptis Technologies, Inc. (“Conceptis”), a privately held Montreal-based provider of online and offline medical education and promotion aimed at physicians and other healthcare professionals. The total purchase consideration for Conceptis was approximately $19,859, comprised of $19,256 in cash and $603 of estimated acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $14,717 and intangible assets subject to amortization of $6,140 were recorded. The goodwill and intangible assets recorded will be deductible for tax purposes. The intangible assets recorded were $1,900 relating to content with an estimated useful life of two years, $3,300 relating to acquired technology with an estimated useful life of three years and $940 relating to a trade name with an estimated useful life of ten years. The results of operations of Conceptis have been included in the financial statements of the Company from December 2, 2005, the closing date of the acquisition, and are included in the Online Services and the Publishing and Other Services segments.

On March 14, 2005, the Company acquired HealthShare Technology, Inc. (“HealthShare”), a privately held company that provides online tools that compare the cost and quality measures of hospitals for use by consumers, providers and health plans. The total purchase consideration for HealthShare was approximately $29,985, comprised of $29,533 in cash, net of cash acquired, and $452 of acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price, goodwill of $24,611 and intangible assets subject to amortization of $8,500 were recorded. The goodwill and intangible assets recorded will not be deductible for tax purposes. The intangible assets are comprised of $7,500 relating to customer relationships with estimated useful lives of five years and $1,000 relating to acquired technology with an estimated useful life of three years. The results of operations of HealthShare have been included in the financial statements of the Company from March 14, 2005, the closing date of the acquisition, and are included in the Online Services segment.

Condensed Balance Sheet Data

The following table summarizes the tangible and intangible assets acquired, the liabilities assumed and the consideration paid for each acquisition:

	Summex	eMedicine	Conceptis	HealthShare

Accounts receivable	$1,064	$1,717	$2,893	$1,925
Deferred revenue	(1,173)	(2,612)	(2,866)	(4,622)
Other tangible assets (liabilities), net	14	(951)	(1,025)	(429)
Intangible assets	8,500	9,000	6,140	8,500
Goodwill	21,786	18,228	14,717	24,611

Total purchase price	$30,191	$25,382	$19,859	$29,985

Unaudited Pro Forma Information

The following unaudited pro forma financial information for the six months ended June 30, 2006 and 2005 gives effect to the acquisitions of Summex, eMedicine, Conceptis and HealthShare, including the

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortization of intangible assets, as if they had all occurred on January 1, 2005. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated at the date indicated, nor is it necessarily indicative of future operating results of the combined companies, and should not be construed as representative of these results for any future period.

	Six Months Ended
	June 30,
	2006	2005

Revenue	$109,866	$89,338
Net loss	$(7,054)	$(5,886)

Net loss per common share:

Basic and diluted	$(0.13)	$(0.12)

5.	Significant Transactions

America Online, Inc.

In May 2001, Emdeon entered into an agreement for a strategic alliance with Time Warner, Inc. (“Time Warner”). Under the agreement, the Company is the primary provider of healthcare content, tools and services for use on certain America Online (“AOL”) properties. The Company and AOL share certain revenue from advertising, commerce and programming on the health channels of the AOL properties and on a co-branded service created for AOL by the Company. The original term of the agreement was for three years expiring in May 2004. The Company had the right to extend the original agreement for an additional three-year term under certain circumstances. The Company exercised its right to extend the contract term until May 2007. Under the terms of the extension, the Company is entitled to share in revenue and is guaranteed a minimum of $12,000 during each year of the renewal term for its share of advertising revenue. Included in revenue was $1,936 and $3,689 during the three and six months ended June 30, 2006 and $2,063 and $4,200 during the three and six months ended June 30, 2005 related to sales to third parties of advertising and sponsorship on the AOL health channels, primarily sold through the Company’s sales organization. Also included in revenue for the three and six months ended June 30, 2006 was revenue of $1,258 and $2,813 during the three and six months ended June 30, 2006 and $1,805 and $3,048 during the three and six months ended June 30, 2005 related to the guarantee discussed above.

News Corporation

In connection with a strategic relationship with News Corporation that Emdeon entered into in 2000 and amended in 2001, Emdeon received rights to an aggregate of $205,000 in advertising services from News Corporation to be used over ten years expiring in 2010 in exchange for equity securities issued by Emdeon. In September 2005, the rights to these advertising services were contributed to the Company in connection with the IPO. The amount of advertising services received in any contract year is based on the current market rates in effect at the time the advertisement is placed. Additionally, the amount of advertising services that can be used in any contract year is subject to contractual limitations. The advertising services were recorded at fair value determined using a discounted cash flow methodology. The remaining portion of these advertising services is included in prepaid advertising in the accompanying consolidated balance sheets. Also, as part of the same relationship the Company licensed its content to News Corporation for use across News Corporation’s media properties for four years, ending in January 2005, for cash payments totaling $12,000 per contract year.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fidelity Human Resources Services Company LLC

In 2004, the Company entered into an agreement with Fidelity Human Resources Services Company LLC (“FHRS”) to integrate the Company’s private portals products into the services FHRS provides to its clients. FHRS provides human resources administration and benefits administration services to employers. The Company recorded revenue of $1,766 and $3,393 during the three and six months ended June 30, 2006 and $601 and $1,097 during the three and six months ended June 30, 2005, respectively. Included in accounts receivable as of June 30, 2006 and 2005 was $341 and $530, respectively, related to the FHRS agreement.

6.	Segment Information

The Company provides health information services to consumers, physicians, healthcare professionals, employers and health plans through the Company’s public and private online portals and health-focused publications. The Company’s two operating segments are:

•	Online Services. The Company provides both public and private online portals. The Company’s public portals for consumers enable them to obtain detailed information on a particular disease or condition, analyze symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest, enroll in interactive courses and participate in online communities with peers and experts. The Company’s public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (“CME”) credit and communicate with peers. The Company’s private portals enable employers and health plans to provide their employees and plan members with access to personalized health and benefit information and decision-support technology that helps them make more informed benefit, provider and treatment choices. The Company also provides related services for use by such employees and members, including lifestyle education and personalized telephonic health coaching as a result of the acquisition of Summex on June 13, 2006.

•	Publishing and Other Services. The Company publishes medical reference textbooks; The Little Blue Book, a physician directory; and, since 2005, WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms. The Company also conducts in-person medical education as a result of the acquisition of the assets of Conceptis in December 2005.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for each of the Company’s operating segments and a reconciliation to net loss are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenue
Online Services:
Advertising and sponsorship	$36,219	$26,656	$68,979	$49,443
Licensing	12,304	8,239	23,746	14,044
Content syndication and other	1,096	2,010	1,972	4,573

Total Online Services	49,619	36,905	94,697	68,060
Publishing and Other Services	6,993	4,074	11,966	6,680

	$56,612	$40,979	$106,663	$74,740

Earnings (loss) before interest, taxes, depreciation, amortization and other non-cash items
Online Services	$9,006	$3,974	$16,867	$7,793
Publishing and Other Services	593	(668)	(741)	(915)

	9,599	3,306	16,126	6,878
Interest, taxes, depreciation, amortization and other non-cash items
Interest income	1,468	—	2,916	—
Depreciation and amortization	(4,013)	(3,019)	(7,542)	(5,252)
Non-cash advertising	(1,189)	(1,663)	(2,794)	(3,414)
Non-cash stock-based compensation	(7,011)	(86)	(14,019)	(569)
Income tax provision	(12)	(91)	(12)	(152)

Net loss	$(1,158)	$(1,553)	$(5,325)	$(2,509)

7.	Fair Value of Financial Instruments

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

	June 30, 2006		December 31, 2005
	Cost Basis	Fair Value	Cost Basis	Fair Value

Cash and cash equivalents	$4,620	$4,620	$75,704	$75,704
Short-term investments	99,790	99,655	78,185	78,073

The gross unrealized losses related to short-term investments are primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during the three and six months ended June 30, 2006. The Company has determined that the gross unrealized losses on its short-term investments at

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2006 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, credit quality and the Company’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The amortized cost and estimated fair value by maturity of securities are shown in the following table:

	Cost or
	Amortized
	Cost	Fair Value

Due in one year or less	$99,790	$99,655

8.	Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net loss, such as changes in unrealized gains (losses) on available-for-sale marketable securities. The Company has foreign assets in foreign locations and recorded $7 of foreign exchange translation adjustment was recorded during the three and six months ended June 30, 2006. The following table presents the components of comprehensive loss:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

Foreign currency translation gains	$7	$7
Unrealized gains (losses) on securities	43	(23)

Other comprehensive income (loss)	50	(16)
Net loss	(1,158)	(5,325)

Comprehensive loss	$(1,108)	$(5,341)

The foreign currency translation gains and unrealized gains (losses) on securities are not currently adjusted for income taxes as a full valuation allowance has been recorded against all net deferred tax assets.

9.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2005 and the six months ended June 30, 2006 are as follows:

		Publishing
	Online	and Other
	Services	Services	Total

Balance as of January 1, 2005	$41,569	$11,045	$52,614
Acquisitions during the period	36,079	—	36,079
Contingent consideration payments for prior period acquisitions (a)	9,637	—	9,637
Purchase price allocations and other adjustments	2,339	—	2,339

Balance as of December 31, 2005	89,624	11,045	100,669
Acquisitions during the period	38,628	—	38,628
Purchase price allocations and other adjustments	3,130	—	3,130

Balance as of June 30, 2006	$131,382	$11,045	$142,427

(a)	During the year ended December 31, 2005, the Company accrued for contingent consideration of $7,250 and $2,387 for the MedicineNet, Inc. and RxList, LLC acquisitions, respectively. The RxList payment was made in February 2006 and the MedicineNet payment was made in April 2006.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets subject to amortization consist of the following:

	June 30, 2006				December 31, 2005
				Weighted				Weighted
				Average				Average
	Gross			Remaining	Gross			Remaining
	Carrying	Accumulated		Useful	Carrying	Accumulated		Useful
	Amount	Amortization	Net	Life (a)	Amount	Amortization	Net	Life (a)

Content	$17,554	$(5,190)	$12,364	2.2	$13,654	$(2,361)	$11,293	2.7
Customer relationships	14,891	(5,058)	9,833	3.3	10,891	(4,030)	6,861	3.9
Technology and patents	12,467	(4,440)	8,027	3.7	4,667	(3,446)	1,221	2.1
Trade names	3,527	(1,642)	1,885	6.5	2,587	(1,459)	1,128	4.4

Total	$48,439	$(16,330)	$32,109	3.2	$31,799	$(11,296)	$20,503	3.2

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

Amortization expense was $2,596 and $5,034 during the three and six months ended June 30, 2006 and $2,042 and $3,335 during the three and six months ended June 30, 2005. Aggregate amortization expense for intangible assets is estimated to be:

Year ending December 31, 2006 (July 1st to December 31st)	$6,098
2007	11,860
2008	8,413
2009	3,542
2010	1,344
Thereafter	852

10.	Commitments and Contingencies

On May 24, 2005, a lawsuit was filed by Dr. Ari Weitzner individually, and as a class action, under the Telephone Consumer Protection Act (or TCPA), in the U.S. District Court, Eastern District of New York against National Physicians Datasource LLC (or NPD), one of the Company’s subsidiaries. The lawsuit claims that faxes allegedly sent by NPD, which publishes The Little Blue Book, were sent in violation of the TCPA. The lawsuit potentially seeks damages in excess of $5,000. The Court had temporarily stayed the lawsuit pending resolution of relevant issues in a related case. On February 21, 2006, the Court lifted the stay. The parties are currently conducting discovery. The Company expects to oppose certification as a class action when discovery on that matter is completed.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Subsequent Events

On July 19, 2006, the Company entered into a definitive agreement to acquire the interactive medical education, promotion and physician recruitment businesses of Medsite, Inc. The purchase price is $41,000 in cash. This acquisition is expected to close during the third quarter of 2006 and will be included in the Online Services segment.

On August 8, 2006, Emdeon announced the sale of its Emdeon Practice Services segment for $565,000 in cash. Emdeon expects the closing to occur in September 2006, subject to satisfaction of customary closing conditions. Emdeon expects to recognize a taxable gain on the sale of its Emdeon Practice Services segment and expects to utilize a portion of its federal net operating loss (“NOL”) carryforwards to offset the gain on this transaction. Under the tax sharing agreement between Emdeon and the Company, the Company will be reimbursed for any of its NOL carryforwards utilized by Emdeon in this transaction at the current federal statutory rate of 35%. Emdeon currently estimates that the amount of the Company’s NOL carryforwards utilized in this transaction will be approximately $240,000 to $260,000 resulting in a cash reimbursement to the Company of $84,000 to $91,000. The amount of the utilization of the Company’s NOL carryforwards and related reimbursement is based on various assumptions and will not be finalized until the filing of Emdeon’s 2006 consolidated tax return.

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

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and is intended to provide an understanding of our results of operations, financial condition and changes in financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of our company and operating segments, a description of certain recent developments, background information on certain trends and a discussion of how seasonal factors may impact the timing of our revenue.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective and often complex judgments in making estimates and assumptions.

•	Transactions with Emdeon. This section describes the services that we receive from Emdeon and the costs of these services, as well as the fees we charge Emdeon for our services.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

•	Results of Operations and Results of Operations by Operating Segment. These sections provide our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on both a consolidated basis and an operating segment basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of June 30, 2006.

•	Factors That May Affect Our Future Financial Condition or Results of Operations. This section describes circumstances or events that could have a negative effect on our financial condition or results of operations, or that could change, for the worse, existing trends in some or all of our businesses. The factors discussed in this section are in addition to factors that may be described elsewhere in this Quarterly Report.

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

include pharmaceutical, biotechnology, medical device and consumer products companies. We provide information and services that enable employees and members, respectively, to make more informed benefit, treatment and provider decisions through our private portals for employers and health plans. We generate revenue from our private portals through the licensing of these portals to employers and health plans either directly or through distributors. We also distribute our online content and services to other entities and generate revenue from these arrangements through the sale of advertising and sponsorship products and content syndication fees. We also provide related services for use by such employees and members, including lifestyle education and personalized telephonic health coaching as a result of the acquisition of Summex on June 13, 2006.

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

Recent Developments

Acquisition of eMedicine.com, Inc.  On January 17, 2006, we acquired eMedicine.com, Inc. (“eMedicine”), a privately held online publisher of medical reference information for physicians and other healthcare professionals. The total purchase consideration for eMedicine was approximately $25,382, comprised of $24,682 in cash, net of cash acquired, and $700 of estimated acquisition costs. The results of operations of eMedicine have been included in our financial statements from January 17, 2006, the closing date of the acquisition, and are included in the Online Services segment.

Acquisition of Summex Corporation.  On June 13, 2006, we acquired Summex Corporation (“Summex”), a provider of health and wellness programs that include online and offline health risk assessments, lifestyle education and personalized telephonic health coaching. The Summex programs complement the online health and benefits platform that we provide to employers and health plans. Summex’s team of professional health coaches work one-on-one with employees and plan members to change high-risk behaviors that lead to illness and high medical costs. The total purchase consideration for Summex was approximately $30,191, comprised of $29,691 in cash, net of cash acquired, and $500 of estimated acquisition costs. In addition, the Company has agreed to pay up to an additional $10,000 in cash over a two-year period if certain financial milestones are achieved. The results of operations of Summex will be included in our financial statements from June 13, 2006, the closing date of the acquisition, and are included in the Online Services segment.

Acquisition of Medsite.  On July 19, 2006, we entered into an agreement to acquire the interactive medical education, promotion and physician recruitment businesses of Medsite, Inc. (“Medsite”) for a purchase price of $41,000 in cash. Medsite provides e-detailing services for pharmaceutical, medical device and healthcare companies, including program development, targeted recruitment and online distribution and delivery. Medsite leverages its proprietary physician database for online recruitment and participation into its programs. The results of operations of Medsite will be included in the Online Services segment upon closing, which is expected during the third quarter of 2006.

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

Charges from the Company to Emdeon:

Revenue:  We sell certain of our products and services to Emdeon businesses. These amounts are included in revenue during the three and six months ended June 30, 2006. We charge Emdeon rates comparable to those charged to third parties for similar products and services.

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

The following table summarizes the allocations reflected in our consolidated financial statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Charges from the Company to Emdeon:
Intercompany revenue	$146	$—	$291	$—
Advertising expense	—	724	—	1,599
Charges from Emdeon to the Company:
Corporate services — specific identification	—	654	—	1,446
Corporate services — shared services allocation	845	903	1,684	1,732
Healthcare expense	947	675	1,824	1,434
Stock-based compensation expense	1,596	86	3,561	569

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of applying FIN 48 should be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact, if any, that this new standard will have on our results of operations, financial position or cash flows.

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2006		2005		2006		2005
	$	%	$	%	$	%	$	%

Revenue	56,612	100.0	40,979	100.0	106,663	100.0	74,740	100.0
Costs and expenses:
Cost of operations	25,716	45.4	18,616	45.4	50,426	47.3	33,511	44.8
Sales and marketing	16,932	29.9	12,141	29.6	32,469	30.4	23,129	30.9
General and administrative	12,565	22.2	8,665	21.1	24,455	22.9	15,205	20.4
Depreciation and amortization	4,013	7.1	3,019	7.5	7,542	7.1	5,252	7.1
Interest income	1,468	2.6	—	—	2,916	2.7	—	—

Loss before income tax provision	(1,146)	(2.0)	(1,462)	(3.6)	(5,313)	(5.0)	(2,357)	(3.2)
Income tax provision	12	—	91	0.2	12	—	152	0.2

Net loss	(1,158)	(2.0)	(1,553)	(3.8)	(5,325)	(5.0)	(2,509)	(3.4)

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

General and administrative expense consists primarily of salaries, non-cash stock-based compensation and other salary-related expenses of administrative, finance, legal, information technology, human resources and executive personnel. These expenses include costs of general insurance and costs of accounting and internal control systems to support our operations, a services fee for our portion of certain expenses shared across all segments of Emdeon.

Our discussions throughout this MD&A reference certain non-cash expenses. The following is a summary of our principal non-cash expenses:

•	Non-cash advertising expense. Expense related to the use of our prepaid advertising inventory that we received from News Corporation in exchange for equity instruments that Emdeon issued in connection with an agreement it entered into with News Corporation in 1999 and subsequently amended in 2000. This non-cash advertising expense is included in cost of operations when we utilize this advertising inventory in conjunction with offline advertising and sponsorship programs and is included in sales and marketing expense when we use the asset for promotion of our brand. The portion of the non-cash expense that is reflected in sales and marketing expense is reflected net of the expense we charged to Emdeon in connection with its use of this asset during the three and six months ended June 30, 2005.

•	Non-cash stock-based compensation expense. Expense related to awards of our restricted Class A Common Stock and awards of restricted Emdeon common stock that have been granted to certain of our employees. Expense also related to shares issued to our non-employee directors. Non-cash stock-based compensation expense is reflected in the same expense captions as the related salary costs of the respective employees.

The following table is a summary of our non-cash expenses included in the respective statements of operations captions.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Advertising expense:
Cost of operations	$—	$217	$—	$217
Sales and marketing	1,189	1,446	2,794	3,197

Total advertising expense	$1,189	$1,663	$2,794	$3,414

Stock-based compensation expense:
Cost of operations	$2,432	$59	$4,749	$161
Sales and marketing	1,524	27	3,012	182
General and administrative	3,055	—	6,258	226

Total stock-based compensation expense	$7,011	$86	$14,019	$569

Three and Six Months Ended June 30, 2006 and 2005

The following discussion is a comparison of our results of operations on a consolidated basis for the three and six months ended June 30, 2006 and 2005.

Revenue

Our total revenue increased 38.1% and 42.7% to $56,612 and $106,663 in the three and six months ended June 30, 2006, respectively, from $40,979 and $74,740 during the same periods last year. The acquisitions completed in 2006 and 2005 contributed $5,872 and $12,843 to the increases in revenue for the three and six months ended June 30, 2006, respectively. Online Services accounted for $12,714 and $26,637 or 81.3% and 83.4% of the revenue increase for the three and six months ended June 30, 2006, respectively. Publishing and Other Services accounted for the remaining increase of $2,919 and $5,286 in the three and six months ended June 30, 2006, respectively.

Costs and Expenses

Cost of Operations.  Cost of operations increased to $25,716 and $50,426 in the three and six months ended June 30, 2006, respectively, from $18,616 and $33,511 during the same periods last year. As a percentage of revenue, cost of operations were 45.4% and 47.3% in the three and six months ended June 30,

2006, respectively, compared to 45.4% and 44.8% in the same periods last year. Included in cost of operations in 2006 were non-cash expenses of $2,432 and $4,749 during the three and six months ended June 30, 2006, respectively, compared to $276 and $378 during the same periods last year. The increases in non-cash expenses during the three and six month periods compared to last year were primarily related to stock-based compensation expense as a result of the adoption of SFAS 123R. Cost of operations excluding non-cash expense was $23,284 and $45,677 in the three and six months ended June 30, 2006, respectively, or 41.1% and 42.8% of revenue, compared to $18,340 and $33,133, or 44.8% and 44.3% during the same periods last year. The increases in absolute dollars for both periods were primarily attributable to increases in compensation related costs due to higher staffing levels and outside personnel expenses relating to our Web site operations and development, increased costs associated with creating and licensing our content and expenses relating to our acquisitions. Additionally, the three and six months ended June 30, 2005 included approximately $700 of severance costs. The decrease as a percentage of revenue was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in cost of operations expenses.

Sales and Marketing.  Sales and marketing expense increased to $16,932 and $32,469 in the three and six months ended June 30, 2006, respectively, from $12,141 and $23,129 in the same periods last year. Included in sales and marketing expense were non-cash expenses related to advertising of $1,189 and $2,794 in the three and six months ended June 30, 2006, respectively, a decrease from $1,446 and $3,197 in the same periods last year. Non-cash advertising expense declined during the three and six month periods compared to 2005 due to lower utilization of our prepaid advertising inventory. Also included in sales and marketing expense were non-cash expenses related to stock-based compensation expense of $1,524 and $3,012 in the three and six months ended June 30, 2006, respectively, compared to $27 and $182 in the same periods last year. The increases in non-cash expenses during the three and six month periods compared to last year were primarily related to stock-based compensation expense as a result of the adoption of SFAS 123R. Additionally, the three and six months ended June 30, 2005 included approximately $250 of severance costs. Sales and marketing expense, excluding non-cash expenses, was $14,219 and $26,663 or 25.1% and 25.0% of revenue in the three and six months ended June 30, 2006, respectively, compared to $10,668 and $19,750, or 26.0% and 26.4% of revenue in the same periods last year. The increases in absolute dollars during the three and six months ended June 30, 2006 compared to 2005 was primarily attributable to increases in compensation related costs due to increased staffing and sales commissions related to higher revenue and to expenses related to our acquisitions. The decrease as a percentage of revenue was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in sales and marketing expense.

General and Administrative.  General and administrative expense increased to $12,565 and $24,455 in the three and six months ended June 30, 2006, respectively, from $8,665 and $15,205 in the same periods last year. Included in general and administrative expense during the three and six months ended June 30, 2006 was non-cash stock-based compensation expense of $3,055 and $6,258, respectively, compared to $0 and $226 in the same periods last year. The increase in non-cash stock-based compensation expense was primarily due to the adoption of SFAS 123R. General and administrative expense, excluding non-cash expenses, was $9,510 and $18,197 or 16.8% and 17.1% of revenue in the three and six months ended June 30, 2006, respectively, compared to $8,665 and $14,979, or 21.1% and 20.0% of revenue in the same periods last year. The increases in absolute dollars for both periods were primarily attributable to higher staffing levels and increased expenses related to our acquisitions and public company related costs. Additionally, the three and six months ended June 30, 2005 included a charge of $2,200 related to the resignation of our former CEO and the recruitment of our Executive Vice President of Product and Programming and Chief Technology Officer. The decrease as a percentage of revenue was primarily due to our ability to achieve the increases in revenue without incurring a proportional increase in general and administrative expense.

Depreciation and Amortization.  Depreciation and amortization expense increased to $4,013 and $7,542 in the three and six months ended June 30, 2006, respectively, from $3,019 and $5,252 in the same periods last year. The increase over the prior year period was primarily due to amortization of intangible assets relating to the Summex, eMedicine, Conceptis and HealthShare acquisitions as well as the increase in depreciation expense relating to capital expenditures in 2005 and 2006.

Interest Income.  Interest income of $1,468 and $2,916 for the three and six months ended June 30, 2006 relates to our investment of excess cash including a portion of the proceeds from our IPO in U.S. Treasury Notes and auction rate securities.

Income Tax Provision.  The income tax provision includes expense and benefits related to federal, state and other jurisdictions. During the three and six months ended June 30, 2006 we recorded a provision of $12. During the three and six months ended June 30, 2005 we recorded a provision of $91 and $152, respectively.

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

The following table presents the results of our operations for each of our operating segments and a reconciliation to net loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenue
Online Services:
Advertising and sponsorship	$36,219	$26,656	$68,979	$49,443
Licensing	12,304	8,239	23,746	14,044
Content syndication and other	1,096	2,010	1,972	4,573

Total Online Services	49,619	36,905	94,697	68,060
Publishing and Other Services	6,993	4,074	11,966	6,680

	$56,612	$40,979	$106,663	$74,740

Earnings (loss) before interest, taxes, depreciation, amortization and other non-cash items
Online Services	$9,006	$3,974	$16,867	$7,793
Publishing and Other Services	593	(668)	(741)	(915)

	9,599	3,306	16,126	6,878
Interest, taxes, depreciation, amortization and other non-cash items
Interest income	1,468	—	2,916	—
Depreciation and amortization	(4,013)	(3,019)	(7,542)	(5,252)
Non-cash advertising	(1,189)	(1,663)	(2,794)	(3,414)
Non-cash stock-based compensation	(7,011)	(86)	(14,019)	(569)
Income tax provision	(12)	(91)	(12)	(152)

Net loss	$(1,158)	$(1,553)	$(5,325)	$(2,509)

The following discussion is a comparison of the results of operations for our two operating segments for the three and six months ended June 30, 2006 and 2005.

Online Services.  Revenues were $49,619 and $94,697 for the three and six months ended June 30, 2006, respectively, an increase of $12,714 and $26,637 or 34.5% and 39.1% from the same periods in the prior year. Advertising and sponsorship revenue increased $9,563 or 35.9% and $19,536 or 39.5% for the three and six months ended June 30, 2006, respectively, compared to the same periods last year. The acquisitions of Conceptis and eMedicine contributed $3,828 and $7,446 of advertising and sponsorship revenue for the three and six months ended June 30, 2006, respectively. The increase in advertising and sponsorship revenue was primarily attributable to an increase in the number of brands and sponsored programs promoted on our sites as well as the acquisitions of Conceptis in December 2005 and eMedicine in January 2006. Including the Conceptis and eMedicine acquisitions, the number of such programs grew to approximately 400 compared to approximately 275 last year. Licensing revenue increased $4,065 or 49.3% and $9,702 or 69.1% for the three and six months ended June 30, 2006, respectively, compared to the same periods last year. This increase was due to an increase in the number of companies using our private portal platform to 82 from 66 last year. Additionally, the acquisition of Summex contributed $290 in licensing revenue for the three and six months ended June 30, 2006. HealthShare revenue was $492 from March 14, 2005 through March 31, 2005. HealthShare pre-acquisition revenue for the period from January 1, 2005 to March 13, 2005 was $1,824. Content syndication and other revenue declined to $1,096 and 1,972 during the three and six months ended June 30, 2006, respectively, from $2,010 and $4,573 during the same periods last year.

Our Online Services earnings before interest, taxes, depreciation, amortization and other non-cash items was $9,006 and $16,867 or 18.2% and 17.8% of revenue, respectively, compared to $3,974 and $7,793 or 10.8% and 11.5% of revenue in the same periods last year. This increase as a percentage of revenue was primarily due to higher revenue from the increase in number of brands and sponsored programs in our public portals as well as the increase in companies using our private online portal without incurring a proportionate increase in overall expenses, offset by a charge of approximately $3,150 during the three and six months ended June 30, 2005 related to the resignation of our former CEO and the recruitment of our Executive Vice President of Product and Programming and Chief Technology Officer.

Publishing and Other Services.  Our Publishing and Other Services revenue was $6,993 and $11,966 during the three and six months ended June 30, 2006, respectively, compared to $4,074 and $6,680 in the same periods last year. The increase was primarily attributable to our acquisition of Conceptis in December 2005, which contributed $1,700 and $3,148 in offline medical education revenue for the three and six month ended June 30, 2006, respectively, higher revenue from The Little Blue Book physician oriented offerings and to our introduction of WebMD the Magazine in April 2005.

Our Publishing and Other Services income (loss) before interest, taxes, depreciation, amortization and other non-cash items was $593 and ($741) during the three and six months ended June 30, 2006, compared to ($668) and ($915) during the same periods last year. These changes were primarily attributable to a change in mix of revenues to higher margin products compared to the same periods last year.

Liquidity and Capital Resources

As of June 30, 2006, we had $104,275 of cash and cash equivalents and short-term investments. Our working capital as of June 30, 2006 was $97,325. Our working capital is affected by the timing of each period end in relation to items such as payments received from customers and payments made to vendors, internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities during the six months ended June 30, 2006 was $28,259, primarily as a result of our earnings before interest, taxes, depreciation, amortization and other non-cash items of $16,126 and sources of cash from changes in working capital of $9,229. Sources of cash from changes in working capital were due to an increase in deferred revenue of $9,984 and reductions in accounts receivable of $4,221, partially offset by uses of cash due to decreases in other assets of $2,945 and decreases in accrued expenses and other long-term liabilities of $1,364. Cash provided by operating activities during the six months ended June 30, 2005 was $13,362 which was primarily due to earnings before interest, taxes, depreciation, amortization and other non-cash items of $6,878 and sources of cash from changes in working capital of $6,636. Sources of cash from changes in working capital were due to increases in deferred revenue of $4,587 and accrued expenses and other long-term liabilities of $2,032.

Cash used in investing activities during the six months ended June 30, 2006 was $99,343, which primarily related to net purchases of available-for-sale securities of $21,000, the acquisition of Summex and eMedicine and investments in property and equipment primarily to enhance our technology platform. Cash flow used in investing activities was $44,819 during the six months ended June 30, 2005, which primarily related to the acquisition of HealthShare and the build-out of our new corporate offices in New York.

Cash provided by financing activities during the six months ended June 30, 2005 principally related to net cash amounts received from, or transferred to, Emdeon. Emdeon did not transfer cash to us for financing activities during the six months ended June 30, 2006.

Potential future cash commitments include $41,000 related to the pending acquisition of MedSite in the third quarter of 2006, a contingent consideration payment of up to $2,500 for RxList which will be determined based on 2006 measurements, a $10,000 contingent consideration payment for Summex which will be determined based on certain revenue thresholds during future years and our anticipated 2006 capital expenditure requirements for the full year which we currently estimate at approximately $25,000 to $30,000. Our anticipated capital expenditures relate to investments in our websites in order to enable us to service future growth in unique users, page views and private portal customers, to create new sponsorship areas for our customers, as well as the relocation of our private portal business offices to larger facilities in the latter half of 2006.

We believe that our available cash resources, future cash flow from operations and cash reimbursements from Emdeon for their utilization of our tax net operating loss carryforwards will provide sufficient cash resources to meet the commitments described above and to fund our currently anticipated working capital and capital expenditure requirements for up to twenty-four months. Our future liquidity and capital requirements will depend upon numerous factors, including retention of customers at current volume and revenue levels, our existing and new application and service offerings, competing technological and market developments, and potential future acquisitions. In addition, our ability to generate cash flow is subject to numerous factors beyond our control, including general economic, regulatory and other matters affecting us and our customers. We plan to continue to enhance the relevance of our online services to our audience and sponsors and will continue to invest in acquisitions, strategic relationships, facilities and technological infrastructure and product development. We intend to grow each of our existing businesses and enter into complementary ones through both internal investments and acquisitions. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. We cannot assure you that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders. Future indebtedness may impose various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

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

Failure to maintain and enhance the “WebMD” brand could have a material adverse effect on our business

We believe that the “WebMD” brand identity that we have developed has contributed to the success of our business and has helped us achieve recognition as a trusted source of health and wellness information. We also believe that maintaining and enhancing that brand is important to expanding the user base for our public portals, to our relationships with sponsors and advertisers and to our ability to gain additional employer and healthcare payer clients for our private portals. We have expended considerable resources on establishing and enhancing the “WebMD” brand and our other brands, and we have developed policies and procedures designed to preserve and enhance our brands, including editorial procedures designed to provide quality control of the information we publish. We expect to continue to devote resources and efforts to maintain and enhance our brand. However, we may not be able to successfully maintain or enhance awareness of our brands, and events outside of our control may have a negative affect on our brands. If we are unable to maintain or enhance awareness of our brand, and in a cost-effective manner, our business could be materially and adversely affected.

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

WebMD the Magazine was launched in April 2005 and, as a result, has a very short operating history. We cannot assure you that WebMD the Magazine will be able to attract and retain advertisers to make this publication successful in the long term.

The timing of our advertising and sponsorship revenue may vary significantly from quarter to quarter

Our advertising and sponsorship revenue, which accounted for approximately 73% of our total Online Services segment revenue for the three months ended June 30, 2006, may vary significantly from quarter to quarter due to a number of factors, not all of which are in our control, and any of which may be difficult to forecast accurately. The majority of our advertising and sponsorship contracts are for terms of approximately four to 12 months. We have relatively few longer term advertising and sponsorship contracts. We cannot assure you that our current customers for these services will continue to use our services beyond the terms of their existing contracts or that they will enter into any additional contracts.

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

We are currently in the process of preparing to comply with Section 404. We have some experience with documenting, testing and evaluating internal control over financial reporting because our business is a segment of Emdeon, which has already been required to evaluate its internal control over financial reporting under Section 404. However, we have not been through this process for WebMD itself and, because WebMD is a smaller company, certain of the materiality thresholds applicable in WebMD’s internal control over financial reporting will be lower than those applicable to Emdeon. In addition, we have implemented financial reporting processes that are separate from those of Emdeon, using different financial reporting software than Emdeon uses. We will need to document, test and evaluate our internal control over financial reporting in connection with such implementation.

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

Emdeon owns 100% of our Class B Common Stock, which represents 85.8% of our outstanding common stock. These Class B shares collectively represent 96.6% of the combined voting power of our outstanding common stock. Given its ownership interest, Emdeon is able to control the outcome of all matters submitted to our shareholders for approval, including the election of directors. This in turn may have an adverse affect on the market price of our Class A Common Stock.

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

The WebMD Health Network includes Web sites that we supply content to, but do not own, and the termination of our relationship with the owners of these Web sites may negatively affect our results of operations

Although the substantial majority of the page view traffic to The WebMD Health Network are from Web sites we own, some are from Web sites owned by third parties that carry our content and, as a result, our traffic may vary based on the amount of traffic to Web sites of these third parties and other factors outside our control. During the quarter ended June 30, 2006, third party Web sites accounted for approximately 7.7% of its aggregate page views. In the event that any of our relationships with our third party Web sites are terminated, The WebMD Health Network’s user page view traffic may be negatively affected, which may negatively affect our results of operations.

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

The Internet has experienced a variety of outages and other delays as a result of damages to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as the availability of the Internet to us for delivery of our Internet-based services. In addition, our customers who utilize our Web-based services depend on Internet service providers, online service providers and other Web site operators for access to our Web sites. All of these providers have experienced significant outages in the past and could experience outages, delays and other difficulties in the future due to system failures unrelated to our systems. Any significant interruptions in our services or increases in response time could result in a loss of potential or existing users of and advertisers and sponsors on our Web sites and, if sustained or repeated, could reduce the attractiveness of our services.

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

Risks Related to Acquisitions, Financings and Other Significant Transactions

Acquisitions, business combinations and other transactions may be difficult to complete and, if completed, may have negative consequences for our business and our securityholders

WebMD has been built, in part, through a series of acquisitions. We intend to continue to seek to acquire or to engage in business combinations with companies engaged in complementary businesses. In addition, we may enter into joint ventures, strategic alliances or similar arrangements with third parties. These transactions may result in changes in the nature and scope of our operations and changes in our financial condition. Our success in completing these types of transactions will depend on, among other things, our ability to locate suitable candidates and negotiate mutually acceptable terms with them, and to obtain adequate financing. Significant competition for these opportunities exists, which may increase the cost of and decrease the opportunities for these types of transactions. Financing for these transactions may come from several sources, including:

•	cash and cash equivalents on hand and marketable securities;

•	proceeds from the incurrence of indebtedness; and

•	proceeds from the issuance of additional Class A Common Stock, of preferred stock, of convertible debt or of other securities.

The issuance of additional equity or debt securities could:

•	cause substantial dilution of the percentage ownership of our stockholders at the time of the issuance;

•	cause substantial dilution of our earnings per share;

•	subject us to the risks associated with increased leverage, including a reduction in our ability to obtain financing or an increase in the cost of any financing we obtain;

•	subject us to restrictive covenants that could limit our flexibility in conducting future business activities; and

•	adversely affect the prevailing market price for our outstanding securities.

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

Failure to maintain our CME accreditation could adversely affect our ability to provide online CME offerings

Our CME activities are planned and implemented in accordance with the Essential Areas and Policies of the Accreditation Council for Continuing Medical Education, or ACCME, which oversees providers of CME credit, and other applicable accreditation standards. In September 2004, ACCME revised its standards for commercial support of CME. The revised standards are intended to ensure, among other things, that CME activities of ACCME-accredited providers are independent of providers of healthcare goods and services that fund the development of CME. ACCME required accredited providers to implement these standards by May 2005. Implementation has required additional disclosures to CME participants about those in a position to influence content and other adjustments to the management and operations of our CME programs. We believe we have modified our procedures as appropriate to meet the revised standards. However, we cannot be certain whether these adjustments will ensure that we meet these standards or predict whether ACCME may impose additional requirements.

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

Government regulation and industry initiatives could adversely affect the volume of sponsored online CME programs implemented through our Web sites or require changes to how we offer CME

CME activities may be subject to government regulation by the FDA, the OIG, or HHS, the federal agency responsible for interpreting certain federal laws relating to healthcare, and by state regulatory agencies. During the past several years, educational programs, including CME, directed toward physicians have been subject to increased scrutiny to ensure that sponsors do not influence or control the content of the program. In response to governmental and industry initiatives, pharmaceutical companies and medical device companies have been developing and implementing internal controls and procedures that promote adherence to applicable regulations and requirements. In implementing these controls and procedures, different clients may interpret the regulations and requirements differently and may implement procedures or requirements that vary from client to client. These controls and procedures:

•	may discourage pharmaceutical companies from engaging in educational activities;

•	may slow their internal approval for such programs;

•	may reduce the volume of sponsored educational programs implemented through our Web sites to levels that are lower than in the past; and

•	may require us to make changes to how we offer or provide educational programs, including CME.

In addition, future changes to existing regulations or to the internal compliance programs of clients or potential clients, may further discourage or prohibit clients or potential clients from engaging in educational activities with us, or may require us to make further changes in the way we offer or provide educational programs.

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

Changes in prevailing interest rates will cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents, short-term investments and marketable securities in commercial paper, non-government debt securities, money market funds and highly liquid United States Treasury notes. We view these high grade securities within our portfolio as having similar market risk characteristics. Principal amounts expected to mature in 2006 are $99.8 million.

We have not utilized derivative financial instruments in our investment portfolio.

Exchange Rate Sensitivity

Currently, substantially all of our sales and expenses are denominated in United States dollars; however, Conceptis is exposed to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Canadian dollar. This exposure arises primarily as a result of translating the results of Conceptis’ foreign operations to the United States dollar at exchange rates that have fluctuated from the beginning of the accounting period. We have not engaged in foreign currency hedging activities to date. Foreign currency translation during the three and six months ended June 30, 2006 was not material. There was no exposure to foreign currency exchange rates during the three and six months ended June 30, 2005. We believe that future exchange rate sensitivity related to Conceptis will not have a material effect on our financial condition or results of operations.

ITEM 4.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of June 30, 2006.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and Chief Financial Officer, concluded that, except for the conversion by WebMD to new accounting software described below, no changes in WebMD’s internal control over financial reporting occurred during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting. During the second quarter of 2006, WebMD implemented a planned conversion to a new third party accounting software system different than the one used by Emdeon and no longer relies on related services that had been provided by Emdeon. As a result, certain business processes and accounting procedures of WebMD have changed. These changes were made in accordance with WebMD’s plan to implement separate accounting systems from those of Emdeon and not in response to any identified deficiency or weakness in WebMD’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	Legal Proceedings

The information contained in Note 10 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report is incorporated herein by this reference.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(b)  Use of Proceeds

On September 28, 2005, we sold 7,935,000 shares of our Class A Common Stock at a price of $17.50 per share in our initial public offering or IPO. The shares of Class A Common Stock sold in the IPO were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-124832). Our net proceeds from the offering were $125,392 after deducting underwriting discounts and commissions and our offering expenses. Through June 30, 2006, the proceeds from the IPO and the $40,000 cash capital contribution from Emdeon in September 2005 have been invested in U.S. Treasury Notes and auction rate securities, and used to fund the Conceptis, eMedicine and Summex acquisitions, the combined earn out payments to RxList and MedicineNet of $9,637, capital expenditures and working capital requirements.

(c)  Issuer Purchases of Equity Securities

During April 2006, 105 shares were withheld from WebMD Restricted Stock that vested on April 28, 2006, in order to satisfy withholding tax requirements related to the vesting of the awards. The value of these shares was determined based on $43.52 per share, the closing fair market value of our Class A Common Stock on the date of the vesting. This was the only repurchase of equity securities made by us during the three months ended June 30, 2006. We do not have a repurchase program.

ITEM 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WebMD Health Corp.

By:	/s/ Anthony Vuolo
Anthony Vuolo
Executive Vice President and
Chief Financial Officer

Date: August 9, 2006

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form 8-A filed by the Registrant on September 29, 2005 (the “Form 8-A”))

3.2	By-laws of the Registrant (incorporated by reference to Exhibit 99.2 to the Form 8-A)

10.1	Agreement and Plan of Merger, dated as of April 13, 2006, among Summex Corporation, the Registrant, and FFGM, Inc. (incorporated by reference to Exhibit 10.1 the Form 8-K filed by the Registrant on April 19, 2006)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Section 1350 Certification of Chief Executive Officer of Registrant

32.2	Section 1350 Certification of Chief Financial Officer of Registrant

E-1