Form 10-Q
period 2006-09-30
WebMD Health Corp.
filed 2006-11-13
CIK 1326583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

Yes ☐  No ☑

As of November 3, 2006, the Registrant had 8,582,722 shares of Class A Common Stock (including unvested shares of restricted Class A Common Stock) and 48,100,000 shares of Class B Common Stock outstanding.

WEBMD HEALTH CORP.

QUARTERLY REPORT ON FORM 10-Q
For the period ended September 30, 2006

WebMD®, WebMD Health®, Medscape®, CME Circle®, Medpulse®, eMedicine®, MedicineNet®, theheart.org®, RxList®, The Little Blue Booktm, Select Quality Care®, Summex® and Medsite® are among the trademarks of WebMD Health Corp. or its subsidiaries.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. The following important risks and uncertainties could affect our future results, causing those results to differ materially from those expressed in our forward-looking statements:

•	the failure to achieve sufficient levels of usage of our public portals;

•	the inability to successfully deploy new or updated applications or services;

•	the anticipated benefits from acquisitions not being fully realized or not being realized within the expected time frames;

•	the inability to attract and retain qualified personnel;

•	the failure to successfully integrate acquired businesses;

•	general economic, business or regulatory conditions affecting the healthcare, information technology, and Internet industries being less favorable than expected; and

•	the other risks and uncertainties described in this Quarterly Report on Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Future Financial Condition or Results of Operations.”

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results.

The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report. Except as required by law or regulation, we do not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$45,164	$75,704
Short-term investments	39,922	78,073
Accounts receivable, net of allowance for doubtful accounts of $845 at September 30, 2006 and $859 at December 31, 2005	71,009	57,245
Current portion of prepaid advertising	4,725	7,424
Other current assets	8,578	3,977

Total current assets	169,398	222,423
Property and equipment, net	37,449	21,014
Prepaid advertising	10,350	12,104
Goodwill	174,311	100,669
Intangible assets, net	38,900	20,503
Other assets	257	176

	$430,665	$376,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$24,912	$30,400
Deferred revenue	69,380	36,495
Due to Emdeon	11,866	3,672

Total current liabilities	106,158	70,567
Other long-term liabilities	7,907	7,010

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value per share, 500,000,000 shares authorized; 8,083,500 shares issued and outstanding at September 30, 2006 and 7,954,426 shares issued and outstanding at December 31, 2005	81	80
Class B Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 48,100,000 shares issued and outstanding at September 30, 2006 and December 31, 2005	481	481
Deferred stock compensation	—	(5,736)
Additional paid-in capital	312,062	296,266
Accumulated other comprehensive loss	(24)	(112)
Retained earnings	4,000	8,333

Total stockholders’ equity	316,600	299,312

	$430,665	$376,889

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenue	$66,645	$45,094	$173,308	$119,834
Costs and expenses:
Cost of operations	26,945	18,020	77,371	51,531
Sales and marketing	20,472	13,534	52,941	36,663
General and administrative	13,476	6,582	37,931	21,787
Depreciation and amortization	5,085	2,733	12,627	7,985
Interest income	1,221	10	4,137	10

Income (loss) before income tax provision	1,888	4,235	(3,425)	1,878
Income tax provision	896	112	908	264

Net income (loss)	$992	$4,123	$(4,333)	$1,614

Net income (loss) per common share:
Basic and diluted	$0.02	$0.09	$(0.08)	$0.03

Weighted-average shares outstanding used in computing net income (loss) per common share:
Basic	56,059	48,273	56,056	48,158

Diluted	58,122	48,302	56,056	48,167

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$(4,333)	$1,614
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,627	7,985
Non-cash advertising	4,454	5,121
Non-cash stock-based compensation	21,240	981
Changes in operating assets and liabilities:
Accounts receivable	(8,311)	(1,490)
Other assets	(4,461)	1,185
Accrued expenses and other long-term liabilities	(544)	2,798
Due to Emdeon	8,213	—
Deferred revenue	14,517	778

Net cash provided by operating activities	43,402	18,972
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	261,000	—
Purchases of available-for-sale securities	(222,000)	—
Purchases of property and equipment	(17,500)	(15,587)
Cash paid in business combinations, net of cash acquired	(96,091)	(30,819)

Net cash used in investing activities	(74,591)	(46,406)
Cash flows from financing activities:
Proceeds from issuance of common stock	649	—
Net cash transfers from Emdeon	—	65,090

Net cash provided by financing activities	649	65,090

Net increase (decrease) in cash and cash equivalents	(30,540)	37,656
Cash and cash equivalents at beginning of period	75,704	3,456

Cash and cash equivalents at end of period	$45,164	$41,112

See accompanying notes.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, unaudited)

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies

Background and Basis of Presentation

WebMD Health Corp. (the “Company”) is a Delaware corporation that was incorporated on May 3, 2005. The Company completed an initial public offering (“IPO”) of Class A Common Stock on September 28, 2005. The Company’s Class A Common Stock has traded on the Nasdaq National Market under the symbol “WBMD” since September 29, 2005 and now trades on the Nasdaq Global Select Market. Prior to the date of the IPO, the Company was a wholly-owned subsidiary of Emdeon Corporation (“Emdeon”) and its consolidated financial statements had been derived from the consolidated financial statements and accounting records of Emdeon, principally representing the WebMD segment, using the historical results of operations, and historical basis of assets and liabilities of the WebMD related businesses. Since the completion of the IPO, the Company is a majority-owned subsidiary of Emdeon, which currently owns 85.6% of the equity of the Company. The Company’s Class A Common Stock has one vote per share, while the Company’s Class B Common Stock has five votes per share. As a result, the Company’s Class B Common Stock owned by Emdeon represented, as of September 30, 2006, 96.6% of the combined voting power of the Company’s outstanding Common Stock.

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

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the operating results to be expected for any subsequent period or for the entire year ending December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share are presented in conformity with SFAS No. 128, “Earnings Per Share.” In accordance with SFAS No. 128, basic income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the periods presented. Diluted income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the periods, increased to give effect to potentially dilutive securities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Numerator:
Net income (loss)	$992	$4,123	$(4,333)	$1,614

Denominator: (shares in thousands)
Weighted-average shares — Basic	56,059	48,273	56,056	48,158
Employee stock options and restricted stock	2,063	29	—	9

Adjusted weighted-average shares after assumed conversions — Diluted	58,122	48,302	56,056	48,167

Net income (loss) per common share:
Basic and diluted	$0.02	$0.09	$(0.08)	$0.03

The Company has excluded certain outstanding stock options from the calculation of diluted income (loss) per common share because such securities were anti-dilutive during the periods presented. The total number of shares excluded from the calculation of diluted income (loss) per share was 760,483 and 5,334,467 for the three and nine months ended September 30, 2006, respectively. There were no shares excluded from the calculation of diluted income (loss) per share for the three and nine months ended September 30, 2005.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales, Use and Value Added Tax

The Company excludes sales, use and value added tax from revenue in the consolidated statements of operations.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that this new standard will have on the Company’s results of operations, financial position or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, that this new standard will have on the Company’s results of operations, financial position or cash flows.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

2.	Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123, “(Revised 2004): Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. The Company elected to use the modified prospective transition method and as a result prior period results were not restated. Under the modified prospective transition method, awards that were granted or modified on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested stock options and restricted stock awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, using the same grant date fair value and same expense attribution method used under SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized for all stock-based compensation beginning January 1, 2006. The impact of the adoption of SFAS 123R on the Company’s results of operations for the three and nine months ended September 30, 2006 was approximately $5,900 and $17,400, respectively.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Emdeon Plans

Emdeon had an aggregate of 8,142,996 shares of Emdeon Common Stock available for future grants to all of Emdeon employees under various stock compensation plans (the “Emdeon Plans”) at September 30, 2006.

Stock Options

Generally, options under the Emdeon Plans vest and become exercisable ratably over a three-to five-year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The majority of options granted under the Emdeon Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of Emdeon’s Common Stock on the date of grant. The following table summarizes activity for the Emdeon Plans relating to the Company’s employees for the nine months ended September 30, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Shares	Per Share	(In Years)	Value(1)

Outstanding at January 1, 2006	19,628,206	$11.75
Granted	—	—
Exercised	(1,616,783)	6.79
Forfeited	(658,275)	16.91
Net transfers to Emdeon	(290,431)	8.52

Outstanding at September 30, 2006	17,062,717	$12.08	5.3	$30,637

Exercisable at the end of the period	13,521,054	$13.05	4.7	$18,827

(1)	The aggregate intrinsic value is based on the market price of Emdeon’s Common Stock on September 29, 2006, the last trading day in September, which was $11.71 less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on September 29, 2006.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was determined using historical exercise data. The risk-free rate is based on the U.S. Treasury yield curve for periods equal to the expected term of the options on the grant date.

Nine Months Ended
September 30,
2005

Expected dividend yield	0%
Expected volatility	0.50
Risk free interest rate	3.43%
Expected term (years)	3.25-5.50
Weighted-average fair value of options granted during the period	$3.81

Restricted Stock Awards

Emdeon Restricted Stock consists of shares of Emdeon Common Stock which have been awarded to the Company’s employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee until they vest. Generally, Emdeon Restricted Stock awards vest ratably over a three to five year period from their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity of non- vested Emdeon Restricted Stock relating to the Company’s employees during the nine months ended September 30, 2006:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Beginning balance at January 1, 2006	423,860	$8.46
Granted	—	—
Vested	(153,832)	8.74
Forfeited	—	—
Net transfers to Emdeon	(3,334)	8.59

Ending balance at September 30, 2006	266,694	$8.30

Proceeds received by Emdeon from the exercise of options to purchase Emdeon Common Stock were $3,049 and $10,981 during the three and nine months ended September 30, 2006, respectively, and $2,713 and $14,006 during the three and nine months ended September 30, 2005, respectively. The intrinsic value related to the exercise of these stock options as well as the fair value of shares of Emdeon Restricted Stock that vested was $2,219 and $8,553 during the three and nine months ended September 30, 2006, respectively, and $4,434 and $19,006 during the three and nine months ended September 30, 2005, respectively. The intrinsic value of these stock options and shares of Restricted Stock awards is deductible for tax purposes. However, these tax benefits were not realized due to Emdeon’s net operating loss carryforwards.

WebMD Plan

During September 2005, the Company adopted the 2005 Long-Term Incentive Plan (the “Company’s Plan”). The maximum number of shares of the Company’s Class A Common Stock that may be subject to options or restricted stock awards under the Company’s Plan is 7,130,574, subject to adjustment in accordance with the terms of the Company’s Plan. The Company had an aggregate of 1,374,722 shares of Class A Common Stock available for grant under the Company’s Plan at September 30, 2006.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

Generally, options under the Company’s Plan vest and become exercisable ratably over a four-year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The options granted under the Company’s Plan expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of the Company’s Class A Common Stock on the date of grant. The following table summarizes activity for the Company’s Plan during the nine months ended September 30, 2006:

		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Shares	Per Share	(In Years)	Value(1)

Outstanding at January 1, 2006	4,533,100	$18.31
Granted	1,105,900	37.58
Exercised	(37,086)	17.50
Forfeited	(359,625)	26.02

Outstanding at September 30, 2006	5,242,289	$21.85	9.1	$69,088

Exercisable at the end of the period	961,249	$17.50	9.0	$16,187

(1)	The aggregate intrinsic value is based on the market price of the Company’s Class A Common Stock on September 29, 2006, the last trading day in September, which was $34.34 less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on September 29, 2006.

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

	Nine Months Ended September 30,
	2006	2005

Expected dividend yield	0%	0%
Expected volatility	0.60	0.60
Risk free interest rate	4.76%	4.02%
Expected term (years)	3.25	3.25-5.50
Weighted-average fair value of options granted during the period	$17.11	$8.43

Restricted Stock Awards

The Company’s Restricted Stock consists of shares of the Company’s Class A Common Stock which have been awarded to employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee until they vest. Generally, the Company’s Restricted Stock awards vest ratably over a four year period from their individual award dates subject to

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continued employment on the applicable vesting dates. The following table summarizes the activity of non-vested Company Restricted Stock during the nine months ended September 30, 2006:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Beginning balance at January 1, 2006	376,621	$17.55
Granted	102,443	38.62
Vested	(93,988)	17.56
Forfeited	(2,587)	39.00

Ending balance at September 30, 2006	382,489	$23.05

Proceeds received from the exercise of options to purchase the Company’s Class A Common Stock were $649 for the three and nine months ended September 30, 2006. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of the Company’s Restricted Stock that vested was $3,899 for the three and nine months ended September 30, 2006. The intrinsic value of these stock options and shares of Restricted Stock awards are deductible for tax purposes. However, these tax benefits were not realized due to the Company’s and Emdeon’s net operating loss carryforwards.

Other

In addition, at the time of the IPO and subsequently on the first anniversary, the Company issued shares of its Class A Common Stock to each non-employee director with a value equal to their annual board and committee retainers. The Company recorded $85 and $255 of stock-based compensation expense during the three and nine months ended September 30, 2006 in connection with these issuances.

Employee Stock Purchase Plan

Emdeon’s Employee Stock Purchase Plan (“ESPP”) allows eligible employees of the Company the opportunity to purchase shares of Emdeon Common Stock through payroll deductions, up to 15% of a participant’s annual compensation with a maximum of 5,000 shares available per participant during each purchase period. The purchase price of the stock is 85% of the fair market value on the last day of each purchase period. Emdeon Common Stock was issued to the Company’s employees under Emdeon’s ESPP. During the nine months ended September 30, 2006, 29,953 shares of Emdeon Common Stock were issued to the Company’s employees under Emdeon’s ESPP. During the nine months ended September 30, 2005, 23,036 shares of Emdeon Common Stock were issued to the Company’s employees under Emdeon’s ESPP.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Emdeon Plans:
Stock options	$1,202	$—	$4,140	$—
Restricted stock	181	393	751	962
Company’s Plan:
Stock options	4,724	—	13,218	—
Restricted stock	1,002	19	2,796	19
ESPP	27	—	80	—
Other	85	—	255	—

Total stock-based compensation expense	$7,221	$412	$21,240	$981

Included in:
Cost of operations	$2,362	$66	$7,111	$227
Sales and marketing	1,598	70	4,610	252
General and administrative	3,261	276	9,519	502

Total stock-based compensation expense	$7,221	$412	$21,240	$981

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets. As of September 30, 2006, approximately 4,061 and 33,946 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 1.03 years and 2.02 years, related to the Emdeon Plans, and the Company’s Plan, respectively.

The following table summarizes pro forma net income (loss) and net income (loss) per common share as if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation for the three and nine months ended September 30, 2005:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005

Net income as reported	$4,123	$1,614
Add: Stock-based employee compensation expense included in reported net income	412	981
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,757)	(8,291)

Pro forma net income (loss)	$1,778	$(5,696)

Net income (loss) per common share:
Basic and diluted — as reported	$0.09	$0.03

Basic and diluted — pro forma	$0.04	$(0.12)

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Transactions with Emdeon

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

On September 14, 2006, Emdeon completed the sale of Emdeon Practice Services segment for approximately $565,000 in cash. On September 26, 2006, Emdeon announced the sale of a 52% interest in its Emdeon Business Services segment for approximately $1,200,000 in cash. Emdeon expects to recognize a taxable gain on the sale of its Emdeon Practice Services and Business Services segments and expects to utilize a portion of its federal net operating loss (“NOL”) carryforwards to offset the gain on this transaction. Under the tax sharing agreement between Emdeon and the Company, the Company will be reimbursed for any of its NOL carryforwards utilized by Emdeon in this transaction at the current federal statutory rate of 35%. Emdeon currently estimates that the amount of the Company’s NOL carryforwards utilized in these two transactions will be approximately $370,000 to $410,000 resulting in a cash reimbursement to the Company of $129,000 to $143,000 which will be recorded as a capital contribution. The amount of the utilization of the Company’s NOL carryforwards and related reimbursement is based on various assumptions and will not be finalized until Emdeon completes the calculation of its 2006 federal income taxes.

Charges from the Company to Emdeon:

Revenue:  The Company sells certain of its products and services to Emdeon businesses. These amounts are included in revenue during the three and nine months ended September 30, 2006 and 2005. The Company charges Emdeon rates comparable to those charged to third parties for similar products and services.

Advertising Expense:  In 2005, the Company allocated costs to Emdeon based on its utilization of the Company’s advertising services. The Company no longer allocates any advertising expense to Emdeon, or other businesses of Emdeon, related to any advertising that promotes the WebMD brand. The Company’s portion of the advertising services utilized is included in sales and marketing expense within the accompanying consolidated statements of operations, and is reported net of amounts charged to Emdeon.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation Expense:  Stock-based compensation expense is related to stock option issuances and restricted stock awards of Emdeon’s Common Stock that have been granted to certain employees of the Company. Stock-based compensation expenses are allocated on a specific employee identification basis. The expense is reflected in the accompanying consolidated statements of operations in the same expense captions as the related salary costs of those employees. The allocation of stock-based compensation expense related to Emdeon’s Common Stock as a capital contribution recorded as additional paid-in capital.

The following table summarizes the allocations reflected in the Company’s consolidated financial statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Charges from the Company to Emdeon:
Intercompany revenue	$125	$215	$416	$215
Advertising expense	—	278	—	1,877
Charges from Emdeon to the Company:
Corporate services — specific identification	—	414	—	1,860
Corporate services — shared services allocation	792	829	2,476	2,561
Healthcare expense	1,093	684	2,917	2,118
Stock-based compensation expense	1,410	393	4,971	962

4.	Business Combinations

2006 Acquisitions

On September 11, 2006, the Company acquired the interactive medical education, promotion and physician recruitment businesses of Medsite, Inc. (“Medsite”). Medsite provides e-detailing services for pharmaceutical, medical device and healthcare companies, including program development, targeted recruitment and online distribution and delivery. In addition, Medsite provides educational programs to physicians. The total purchase consideration for Medsite was approximately $31,467, comprised of $30,682 in cash, net of cash acquired, and $785 of estimated acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

preliminary allocation of the purchase price and intangible asset valuation, goodwill of $31,758 and intangible assets subject to amortization of $10,000 were recorded. The goodwill and intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $5,500 relating to customer relationships with estimated useful lives of three years, $3,500 relating to acquired technology with an estimated useful life of three years and $1,000 relating to a trade name with an estimated useful life of seven years. The results of operations of Medsite have been included in the financial statements of the Company from September 11, 2006, the closing date of the acquisition, and are included in the in the Online Services segment.

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

On January 17, 2006, the Company acquired eMedicine.com, Inc. (“eMedicine”), a privately held online publisher of medical reference information for physicians and other healthcare professionals. The total purchase consideration for eMedicine was approximately $25,382, comprised of $24,682 in cash, net of cash acquired, and $700 of estimated acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $18,402 and an intangible asset subject to amortization of $9,000 were recorded. The goodwill and intangible asset recorded will not be deductible for tax purposes. The intangible asset recorded was content with an estimated useful life of three years. The results of operations of eMedicine have been included in the financial statements of the Company from January 17, 2006, the closing date of the acquisition, and are included in the Online Services segment.

2005 Acquisitions

On December 2, 2005, the Company acquired the assets of and assumed certain liabilities of Conceptis Technologies, Inc. (“Conceptis”), a privately held Montreal-based provider of online and offline medicaleducation and promotion aimed at physicians and other healthcare professionals. The total purchase consideration for Conceptis was approximately $19,859, comprised of $19,256 in cash and $603 of estimated acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $14,717 and intangible assets subject to amortization of $6,140 were recorded. The goodwill and intangible assets recorded will be deductible for tax purposes. The intangible assets recorded were $1,900 relating to content with an estimated useful life of two years, $3,300 relating to acquired technology with an estimated useful life of three years and $940 relating to a trade name with an estimated useful life of ten years. The results of operations of Conceptis have been included in the financial

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements of the Company from December 2, 2005, the closing date of the acquisition, and are included in the Online Services and the Publishing and Other Services segments.

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

Condensed Balance Sheet Data

The following table summarizes the tangible and intangible assets acquired, the liabilities assumed and the consideration paid for each acquisition:

	Medsite	Summex	eMedicine	Conceptis	HealthShare

Accounts receivable	2,664	1,064	$1,717	$2,893	$1,925
Deferred revenue	(14,656)	(1,173)	(2,612)	(2,866)	(4,622)
Other tangible assets (liabilities), net	1,701	14	(1,125)	(1,025)	(429)
Intangible assets	10,000	8,500	9,000	6,140	8,500
Goodwill	31,758	21,786	18,402	14,717	24,611

Total purchase price	$31,467	$30,191	$25,382	$19,859	$29,985

Pro Forma Information

The following unaudited pro forma financial information for the nine months ended September 30, 2006 and 2005 gives effect to the acquisitions of Medsite, Summex, eMedicine, Conceptis and HealthShare, including the amortization of intangible assets, as if they had all occurred on January 1, 2005. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated at the date indicated, nor is it necessarily indicative of future operating results of the combined companies, and should not be construed as representative of these results for any future period.

	Nine Months Ended
	September 30,
	2006	2005

Revenue	$187,322	$148,029
Net loss	$(12,593)	$(9,236)
Net loss per common share:

Basic and diluted	$(0.22)	$(0.19)

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Significant Transactions

America Online, Inc.

In May 2001, Emdeon entered into an agreement for a strategic alliance with Time Warner, Inc. (“Time Warner”). Under the agreement, the Company is the primary provider of healthcare content, tools and services for use on certain America Online (“AOL”) properties. The Company and AOL share certain revenue from advertising, commerce and programming on the health channels of the AOL properties and on a co-branded service created for AOL by the Company. The original term of the agreement was for three years expiring in May 2004. The Company had the right to extend the original agreement for an additional three-year term under certain circumstances. The Company exercised its right to extend the contract term until May 2007. Under the terms of the extension, the Company is entitled to share in revenue and is guaranteed a minimum of $12,000 during each year of the renewal term for its share of advertising revenue. Included in revenue was $2,423 and $6,112 during the three and nine months ended September 30, 2006 and $1,728 and $5,928 during the three and nine months ended September 30, 2005 related to sales to third parties of advertising and sponsorship on the AOL health channels, primarily sold through the Company’s sales organization. Also included in revenue for the three and nine months ended September 30, 2006 was revenue of $1,147 and $3,960 during the three and nine months ended September 30, 2006 and $1,513 and $4,561 during the three and nine months ended September 30, 2005 related to the guarantee discussed above.

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

Fidelity Human Resources Services Company LLC

In 2004, the Company entered into an agreement with Fidelity Human Resources Services Company LLC (“FHRS”) to integrate the Company’s private portals products into the services FHRS provides to its clients. FHRS provides human resources administration and benefits administration services to employers. The Company recorded revenue of $1,864 and $5,257 during the three and nine months ended September 30, 2006 and $608 and $1,705 during the three and nine months ended September 30, 2005, respectively. Included in accounts receivable as of September 30, 2006 was $621 related to the FHRS agreement.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest, enroll in interactive courses and participate in online communities with peers and experts. The Company’s public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (“CME”) credit and communicate with peers. The Company’s private portals enable employers and health plans to provide their employees and plan members with access to personalized health and benefit information and decision-support technology that helps them make more informed benefit, provider and treatment choices. The Company provides related services for use by such employees and members, including lifestyle education and personalized telephonic health coaching as a result of the acquisition of Summex on June 13, 2006.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for each of the Company’s operating segments and a reconciliation to net income (loss) are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue
Online Services:
Advertising and sponsorship	$43,534	$28,054	$112,513	$77,497
Licensing	14,569	9,053	38,315	23,097
Content syndication and other	843	2,124	2,815	6,697

Total Online Services	58,946	39,231	153,643	107,291
Publishing and Other Services	7,699	5,863	19,665	12,543

	$66,645	$45,094	$173,308	$119,834

Earnings before interest, taxes, depreciation, amortization and other non-cash items
Online Services:	$12,727	$7,795	$29,594	$15,588
Publishing and Other Services	1,906	1,282	1,165	367

	14,633	9,077	30,759	15,955
Interest, taxes, depreciation, amortization and other non-cash items
Interest income	1,221	10	4,137	10
Depreciation and amortization	(5,085)	(2,733)	(12,627)	(7,985)
Non-cash advertising	(1,660)	(1,707)	(4,454)	(5,121)
Non-cash stock-based compensation	(7,221)	(412)	(21,240)	(981)
Income tax provision	(896)	(112)	(908)	(264)

Net income (loss)	$992	$4,123	$(4,333)	$1,614

7.	Fair Value of Financial Instruments

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

	September 30, 2006		December 31, 2005
	Cost Basis	Fair Value	Cost Basis	Fair Value

Cash and cash equivalents	$45,164	$45,164	$75,704	$75,704
Short-term investments	39,947	39,922	78,185	78,073

The gross unrealized losses related to short-term investments are primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during the three and nine months ended September 30, 2006. The Company has determined that the gross unrealized losses on its short-term investments at September 30, 2006 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, credit quality and the Company’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The amortized cost and estimated fair value by maturity of securities are shown in the following table:

	Cost or
	Amortized
	Cost	Fair Value

Due in one year or less	$39,947	$39,922

8.	Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income (loss), such as changes in unrealized gains on available-for-sale marketable securities. The Company has foreign assets in foreign locations and recorded $7 of foreign exchange translation adjustment was recorded during the three and nine months ended September 30, 2006. The following table presents the components of comprehensive income (loss):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006

Foreign currency translation gains	$—	$7
Unrealized gains on securities	104	81

Other comprehensive income (loss)	104	88
Net income (loss)	992	(4,333)

Comprehensive income (loss)	$1,096	$(4,245)

The foreign currency translation gains and unrealized gains (losses) on securities are not currently adjusted for income taxes as a full valuation allowance has been recorded against all net deferred tax assets.

9.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2005 and the nine months ended September 30, 2006 are as follows:

		Publishing
	Online	and Other
	Services	Services	Total

Balance as of January 1, 2005	$41,569	$11,045	$52,614
Acquisitions during the period	36,079	—	36,079
Contingent consideration payments for prior period acquisitions(a)	9,637	—	9,637
Purchase price allocations and other adjustments	2,339	—	2,339

Balance as of December 31, 2005	89,624	11,045	100,669
Acquisitions during the period	71,946	—	71,946
Purchase price allocations and other adjustments	1,696	—	1,696

Balance as of September 30, 2006	$163,266	$11,045	$174,311

(a)	During the year ended December 31, 2005, the Company accrued for contingent consideration of $7,250 and $2,387 for the MedicineNet, Inc. and RxList, LLC acquisitions, respectively. The RxList payment was made in February 2006 and the MedicineNet payment was made in April 2006.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets subject to amortization consist of the following:

	September 30, 2006				December 31, 2005
				Weighted				Weighted
				Average				Average
	Gross			Remaining	Gross			Remaining
	Carrying	Accumulated		Useful	Carrying	Accumulated		Useful
	Amount	Amortization	Net	Life (a)	Amount	Amortization	Net	Life (a)

Content	$17,554	$(6,661)	$10,893	2.0	$13,654	$(2,361)	$11,293	2.7
Customer relationships	20,391	(5,969)	14,422	3.0	10,891	(4,030)	6,861	3.9
Technology and patents	15,967	(5,172)	10,795	3.4	4,667	(3,446)	1,221	2.1
Trade names	4,527	(1,737)	2,790	6.5	2,587	(1,459)	1,128	4.4

Total	$58,439	$(19,539)	$38,900	3.3	$31,799	$(11,296)	$20,503	3.2

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

Amortization expense was $3,209 and $8,244 during the three and nine months ended September 30, 2006 and $1,590 and $4,925 during the three and nine months ended September 30, 2005. Aggregate amortization expense for intangible assets is estimated to be:

Year ending December 31, 2006
(October 1st to December 31st)	$3,822
2007	14,970
2008	11,522
2009	5,789
2010	1,537
Thereafter	1,260

10.	Commitments and Contingencies

Ari Weitzner, M.D., P.C. et al. v. National Physicians Datasource LLC

As previously disclosed, on May 24, 2005, a lawsuit was filed by Dr. Ari Weitzner individually, and as a class action, under the Telephone Consumer Protection Act (the “TCPA”), in the U.S. District Court, Eastern District of New York against National Physicians Datasource LLC (“NPD”), which is currently a subsidiary of the Company. The lawsuit claims that faxes allegedly sent by NPD, which publishes The Little Blue Book, were sent in violation of the TCPA. The lawsuit potentially seeks damages in excess of $5,000. The Court had temporarily stayed the lawsuit pending resolution of relevant issues in a related case. On February 21, 2006, the Court lifted the stay. The parties had been conducting discovery until the named plaintiff in this action discontinued this suit on November 8, 2006. However, the Company has been advised that a suit containing the same allegations may be brought by a different named plaintiff represented by the same counsel. The Company expects to oppose certification as a class action when discovery on that matter is completed.

Anthony Vlastaris, et al. v. WebMD Publishing Services

On September 25, 2006, Anthony Vlastaris, Brian Kressin, and Richard Cohen filed a lawsuit individually, and as a class action, under the TCPA, in the Ohio Court of Common Pleas, Cuyahoga County. The lawsuit claims that the defendant sent faxes to the plaintiffs allegedly in violation of the TCPA. The defendant in the suit is named as “WebMD Publishing Services,” an entity that does not exist. Because the suit was served on NPD at its location in Connecticut and because NPD is the publisher of The Little Blue Book, NPD removed the lawsuit to the United States District Court, Northern District Court of Ohio, on October 24, 2006.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NPD removed the case in part because of diversity jurisdiction and in part because the Federal Class Action Fairness Act provides federal jurisdiction over class actions in which the potential damages exceed $5,000. The plaintiffs counsel has sent a letter challenging the removal on the grounds that TPCA cases are not subject to removal. NPD intends to defend the notice of removal. The purported class in the Vlastaris case, involving faxes sent to three area codes in two states, is substantially a subset of the purported nationwide class in the Weitzner case (described above) in New York. The Company expects to oppose class certification in this lawsuit.

Other

In the normal course of business, the Company and its subsidiaries are involved in various other claims and legal proceedings. While the ultimate resolution of these matters, including those discussed in the Company’s 2005 Annual Report on the Form 10-K under the heading “Legal Proceedings” has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

11.	Subsequent Event

On November 2, 2006, the Company entered into a definitive agreement to acquire all of the outstanding limited liability company interests of Subimo, LLC (“Subimo”), a privately held provider of healthcare decision support applications to large employers, health plans and financial institutions. The purchase price for Subimo is $60,000, comprised of $34,000 in cash payable on the closing date and $26,000 in Class A Common Stock (“Shares”) and/or cash (the “Subsequent Consideration”), whichever the Company selects at the time the acquisition closes, such Subsequent Consideration to be paid on the second anniversary of the closing except as otherwise described below. The number of Shares, if any, to be included in the Subsequent Consideration shall be determined by dividing the amount of the Subsequent Consideration to be paid in Shares divided by the five-day trailing average price of the Company’s common stock for a period prior to the closing date. The purchase price is subject to adjustment, including adjustment based on amounts of net working capital of Subimo at closing, of indebtedness of Subimo at closing and of certain transaction expenses payable on behalf of the sellers.

If the Subsequent Consideration includes Shares and the value of the Subsequent Consideration is less than $15,600 when the Shares are issued (or, in certain circumstances, when a registration statement becomes effective), then the Company shall be required to pay the amount by which the aggregate value of the Subsequent Consideration is less than $15,600 minus any portion of the Subsequent Consideration for which a right of setoff has been applied by the Company to fulfill indemnification obligations of the sellers. The Company will have the option of paying the amount described in the preceding sentence in the form of cash or additional Shares. Senior management of Subimo will be entering into long-term employment agreements with Subimo effective as of the closing date. The portion of the Subsequent Consideration payable to certain of those members of senior management will be paid on the fourth anniversary of the closing if the person is terminated for cause, under his or her employment agreement, voluntarily terminates employment prior to the payment of the Subsequent Consideration or Subimo’s failure to achieve certain milestones.

The acquisition, which is subject to customary closing conditions, is expected to close before the end of December 2006 and will be included in the Company’s Online Services segment from the date of the closing of the acquisition.

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

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and is intended to provide an understanding of our results of operations, financial condition and changes in financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of our company and operating segments, a description of certain recent developments, background information on certain trends and a discussion of how seasonal factors may impact the timing of our revenue.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective and often complex judgments in making estimates and assumptions.

•	Transactions with Emdeon. This section describes the services that we receive from Emdeon and the costs of these services, as well as the fees we charge Emdeon Corporation (“Emdeon”) for our services.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

•	Results of Operations and Results of Operations by Operating Segment. These sections provide our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on both a consolidated basis and an operating segment basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of September 30, 2006.

•	Factors That May Affect Our Future Financial Condition or Results of Operations. This section describes circumstances or events that could have a negative effect on our financial condition or results of operations, or that could change, for the worse, existing trends in some or all of our businesses. The factors discussed in this section are in addition to factors that may be described elsewhere in this Quarterly Report.

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

include pharmaceutical, biotechnology, medical device and consumer products companies. We provide information and services that enable employees and members, respectively, to make more informed benefit, treatment and provider decisions through our private portals for employers and health plans. We generate revenue from our private portals through the licensing of these portals to employers and health plans either directly or through distributors. We also distribute our online content and services to other entities and generate revenue from these arrangements through the sale of advertising and sponsorship products and content syndication fees. We also provide related services for use by such employees and members, including lifestyle education and personalized telephonic health coaching as a result of the acquisition of Summex Corporation (“Summex”) on June 13, 2006. The Company also provides physician recruitment services for use by pharmaceutical, medical device and healthcare companies as a result of the acquisition of Medsite, Inc. (“Medsite”), on September 11, 2006.

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

Recent Developments

Pending Acquisition of Subimo, LLC.  On November 2, 2006, we entered into a definitive agreement to acquire all of the outstanding limited liability company interests of Subimo, LLC (“Subimo”), a privately held provider of healthcare decision support applications to large employers, health plans and financial institutions. The purchase price for Subimo is $60,000, comprised of $34,000 in cash payable on the closing date and $26,000 in Class A Common Stock (“shares”) and/or cash (the “Subsequent Consideration”), whichever we select at the time the acquisition closes, such Subsequent Consideration to be paid on the second anniversary of the closing except as otherwise described below. The number of Shares, if any, to be included in the Subsequent Consideration shall be determined by dividing the amount of the Subsequent Consideration to be paid in Shares by the five-day trailing average price of Shares for a period prior to the closing date. The purchase price is subject to adjustments, including an adjustment based on the amounts of net working capital of Subimo at closing, of indebtedness of Subimo at closing and of certain transaction expenses payable on behalf of the sellers.

If the Subsequent Consideration includes Shares and the value of the Subsequent Consideration is less than $15,600 when the Shares are issued (or, in certain circumstances, when a registration statement becomes effective), then we shall be required to pay the amount by which the aggregate value of the Subsequent Consideration is less than $15,600 minus any portion of the Subsequent Consideration for which a right of setoff has been applied by us to fulfill indemnification obligations of the sellers. We will have the option of paying the amount described in the preceding sentence in the form of cash or additional Shares. Senior management of Subimo will be entering into long-term employment agreements with Subimo effective as of the closing date. The portion of the Subsequent Consideration payable to certain of those members of senior management will be paid on the fourth anniversary of the closing if the person is terminated for cause under his or her employment agreement or voluntarily terminates employment prior to the payment of the Subsequent Consideration.

The acquisition, which is subject to customary closing conditions, is expected to close before the end of 2006 and will be included in the Company’s Online Services segment from the date of the closing of the acquisition.

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

Acquisition of Summex Corporation.  On June 13, 2006, we acquired Summex, a provider of health and wellness programs that include online and offline health risk assessments, lifestyle education and personalized telephonic health coaching. The Summex programs complement the online health and benefits platform that we provide to employers and health plans. Summex’s team of professional health coaches work one-on-one with employees and plan members to modify behaviors that may lead to illness and high medical costs. The total purchase consideration for Summex was approximately $30,191, comprised of $29,691 in cash, net of cash acquired, and $500 of estimated acquisition costs. In addition, the Company has agreed to pay up to an additional $10,000 in cash over a two-year period if certain financial milestones are achieved. The results of operations of Summex have been included in our financial statements from June 13, 2006, the closing date of the acquisition, and are included in the Online Services segment.

Acquisition of Medsite.  On September 11, 2006, we acquired the interactive medical education, promotion and physician recruitment businesses of Medsite. Medsite provides e-detailing services for pharmaceutical, medical device and healthcare companies, including program development, targeted recruitment and online distribution and delivery. In addition, Medsite provides educational programs to physicians. The total purchase consideration for Medsite was approximately $31,467, comprised of $30,682 in cash, net of cash acquired, and $785 of estimated acquisition costs. The results of operations of Mediste have been included in the financial statements of the Company from September 11, 2006, the closing date of the acquisition, and are included in the Online Services segment.

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

Increased Online Marketing and Education Spending for Healthcare Products.  Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating consumers and physicians about them, however, only a small portion of this amount is currently spent on online services. We believe that these companies, which comprise the majority of our advertisers and sponsors, are becoming increasingly aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians, and this increasing awareness will result in increasing demand for our services.

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

Traffic to the WebMD Health Network.  During the past several years, an increasing portion of the page view traffic to The WebMD Health Network has come from Web sites that we own. However, a portion of the total page view traffic continues to come from Web sites owned by third parties that carry our content (including the AOL division of Time Warner). During the quarter ended September 30, 2006, third party Web sites accounted for approximately 6% of The WebMD Health Network’s aggregate page views. In the past, an even larger percentage of the total page view traffic had come from third party Web sites. Under an agreement between WebMD and the AOL division of Time Warner (“AOL”), which was entered into in May 2001 and expires on May 1, 2007, WebMD provides healthcare content, tools and services for use on certain AOL properties. WebMD does not expect its existing agreement with AOL to continue following the expiration of that agreement. The monthly unique users and page view traffic from AOL was 6% and 3%, respectively, of the aggregate WebMD Health Network monthly unique users and page view traffic for the quarter ended September 30, 2006. As a result of the expiration of that agreement in May 2007, the monthly unique users and page view traffic from AOL will no longer be part of the WebMD Health Network. Additionally, revenues and earnings of approximately $5 million per year related to certain contractual guarantees will also end with the expiration of that agreement.

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

We believe the following reflects our critical accounting policies and our more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements:

•	Revenue Recognition. Revenue from advertising is recognized as advertisements are delivered or as publications are distributed. Revenue from sponsorship arrangements, content syndication and distribution arrangements, and licenses of healthcare management tools and private portals as well as related health coaching services are recognized ratably over the term of the applicable agreement. Revenue from the sponsorship of CME is recognized over the period we substantially complete our contractual deliverables as determined by the applicable agreements. Subscription revenue is recognized over the subscription period. When contractual arrangements contain multiple elements, revenue is allocated to each element based on its relative fair value determined using prices charged when elements are sold separately. In certain instances where fair value does not exist for all the elements, the amount of revenue allocated to the delivered elements equals the total consideration less the fair value of the undelivered elements.

•	Long-Lived Assets. Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill, are amortized over their estimated useful lives, which we determined based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually, and whenever indicators of impairment are present. We use a discounted cash flow approach to determine the fair value of goodwill. There was no impairment of goodwill noted as a result of our impairment testing in 2005.

•	Deferred Tax Assets. Our deferred tax assets are comprised primarily of net operating loss carryforwards. At December 31, 2005, we had net operating loss carryforwards of approximately $642,563. Subject to certain limitations, these loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. Due to a lack of a history of generating taxable income, we record a valuation allowance equal to 100% of our net deferred tax assets. In the event that we are able to generate taxable earnings in the future and determine it is more likely than not that we can realize our deferred tax assets, an adjustment to the valuation allowance would be made which may increase income in the period that such determination is made, and may decrease income in subsequent periods.

•	Transactions with Emdeon. As discussed further below, our expenses reflect a services fee for an allocation of costs for corporate services provided by Emdeon. Our expenses also reflect the allocation of a portion of the cost of Emdeon’s healthcare plans and the allocation of stock-based compensation expense related to restricted stock awards and other stock-based compensation. Our sales and marketing expense reflects an allocation to Emdeon for the utilization by it of advertising services available to us from News Corporation. Additionally, our revenue includes revenue from Emdeon for services we provide.

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

On September 14, 2006, Emdeon completed the sale of Emdeon Practice Services segment for approximately $565,000 in cash. On September 26, 2006, Emdeon announced the sale of a 52% interest in its Emdeon Business Services segment for approximately $1,200,000 in cash. Emdeon expects to recognize a taxable gain on the sale of its Emdeon Practice Services and Business Services segments and expects to utilize a portion of its federal net operating loss (“NOL”) carryforwards to offset the gain on this transaction. Under the tax sharing agreement between Emdeon and the Company, the Company will be reimbursed for any of its NOL carryforwards utilized by Emdeon in this transaction at the current federal statutory rate of 35%. Emdeon currently estimates that the amount of the Company’s NOL carryforwards utilized in these two transactions will be approximately $370,000 to $410,000 resulting in a cash reimbursement to the Company of $129,000 to $143,000 which will be recorded as a capital contribution. The amount of the utilization of the Company’s NOL carryforwards and related reimbursement is based on various assumptions and will not be finalized until Emdeon completes the calculation of its 2006 federal income taxes.

Charges from the Company to Emdeon:

Revenue:  We sell certain of our products and services to Emdeon businesses. These amounts are included in revenue during the three and nine months ended September 30, 2006 and 2005. We charge Emdeon rates comparable to those charged to third parties for similar products and services.

Advertising Expense:  In 2005, we allocated costs to Emdeon based on its utilization of our advertising services. We no longer allocate any advertising expense to Emdeon, or other businesses of Emdeon, related to any advertising that promotes the WebMD brand. Our portion of the advertising services utilized is included in sales and marketing expense within the accompanying consolidated statements of operations, and is reported net of amounts charged to Emdeon.

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

The following table summarizes the allocations reflected in our consolidated financial statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Charges from the Company to Emdeon:
Intercompany revenue	$125	$215	$416	$215
Advertising expense	—	278	—	1,877
Charges from Emdeon to the Company:
Corporate services — specific identification	—	414	—	1,860
Corporate services — shared services allocation	792	829	2,476	2,561
Healthcare expense	1,093	684	2,917	2,118
Stock-based compensation expense	1,410	393	4,971	962

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that this new standard will have on the Company’s results of operations, financial position or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, that this new standard will have on the Company’s results of operations, financial position or cash flows.

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006		2005		2006		2005
	$	%	$	%	$	%	$	%

Revenue	66,645	100.0	45,094	100.0	173,308	100.0	119,834	100.0
Costs and expenses:
Cost of operations	26,945	40.4	18,020	40.0	77,371	44.6	51,531	43.0
Sales and marketing	20,472	30.7	13,534	30.0	52,941	30.5	36,663	30.6
General and administrative	13,476	20.2	6,582	14.6	37,931	21.9	21,787	18.2
Depreciation and amortization	5,085	7.6	2,733	6.0	12,627	7.3	7,985	6.7
Interest income	1,221	1.7	10	—	4,137	2.3	10	—

Income (loss) before income tax provision	1,888	2.8	4,235	9.4	(3,425)	(2.0)	1,878	1.5
Income tax provision	896	1.3	112	0.3	908	0.5	264	0.2

Net Income (loss)	992	1.5	4,123	9.1	(4,333)	(2.5)	1,614	1.3

Revenue is derived from our two business segments: Online Services and Publishing and Other Services. Our Online Services segment derives revenue from advertising, sponsorship (including online CME services), content syndication and distribution, and licenses of private online portals to employers, healthcare payers and others as well as related health coaching services. Our Publishing and Other Services segment derives revenue from sales of, and advertising in, our physician directories, subscriptions to our professional medical reference textbooks, and advertisements in WebMD the Magazine. As a result of the acquisition of the assets of Conceptis, we also generate revenue from in-person medical education programs.

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

General and administrative expense consists primarily of salaries, non-cash stock-based compensation and other salary-related expenses of administrative, finance, legal, information technology, human resources and executive personnel. These expenses include costs of general insurance and costs of accounting and internal control systems to support our operations and a services fee for our portion of certain expenses shared across all segments of Emdeon.

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

This non-cash advertising expense is included in cost of operations when we utilize this advertising inventory in conjunction with offline advertising and sponsorship programs and is included in sales and marketing expense when we use the asset for promotion of our brand. The portion of the non-cash expense that is reflected in sales and marketing expense is reflected net of the expense we charged to Emdeon in connection with its use of this asset during the three and nine months ended September 30, 2005.

•	Non-cash stock-based compensation expense. Expense related to awards of our restricted Class A Common Stock and awards of restricted Emdeon common stock that have been granted to certain of our employees. Expense also related to shares issued to our non-employee directors. Non-cash stock-based compensation expense is reflected in the same expense captions as the related salary costs of the respective employees.

The following table is a summary of our non-cash expenses included in the respective statements of operations captions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Advertising expense:
Cost of operations	—	74	—	291
Sales and marketing	1,660	1,633	4,454	4,830

Total advertising expense	1,660	1,707	4,454	5,121
Stock-based compensation expense:
Cost of operations	2,362	66	7,111	227
Sales and marketing	1,598	70	4,610	252
General and administrative	3,261	276	9,519	502

Total stock-based compensation expense	7,221	412	21,240	981

Three and Nine Months Ended September 30, 2006 and 2005

The following discussion is a comparison of our results of operations on a consolidated basis for the three and nine months ended September 30, 2006 and 2005.

Revenue

Our total revenue increased 47.8% and 44.6% to $66,645 and $173,308 in the three and nine months ended September 30, 2006, respectively, from $45,094 and $119,834 during the same periods last year. The acquisitions completed in 2006 and 2005 contributed $6,238 and $19,081 to the increases in revenue for the three and nine months ended September 30, 2006, respectively. Online Services accounted for $19,715 and $46,352 or 50.3% and 43.2% of the revenue increase for the three and nine months ended September 30, 2006, respectively. Publishing and Other Services accounted for the remaining increase of $1,836 and $7,122 in the three and nine months ended September 30, 2006, respectively.

Costs and Expenses

Cost of Operations.  Cost of operations increased to $26,945 and $77,371 in the three and nine months ended September 30, 2006, respectively, from $18,020 and $51,531 during the same periods last year. As a percentage of revenue, cost of operations were 40.4% and 44.6% in the three and nine months ended September 30, 2006, respectively, compared to 40.0% and 43.0% in the same periods last year. Included in cost of operations in 2006 were non-cash expenses of $2,362 and $7,111 during the three and nine months ended September 30, 2006, respectively, compared to $140 and $518 during the same periods last year. The increases in non-cash expenses during the three and nine month periods compared to last year were primarily related to stock-based compensation expense as a result of the adoption of SFAS 123R. Cost of operations excluding non-cash expense was $24,583 and $70,260 in the three and nine months ended September 30,

2006, respectively, or 36.9% and 40.5% of revenue, compared to $17,880 and $51,013 or 39.7% and 42.6% during the same periods last year. The decrease as a percentage of revenue was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in cost of operations expenses. The increases in absolute dollars for both periods were primarily attributable to increases in compensation related costs due to higher staffing levels and outside personnel expenses relating to our Web site operations and development. Higher costs associated with creating and licensing our content, increased production costs related to the timing of WebMD the Magazine which shipped a greater number of issues in 2006 compared with 2005 and expenses relating to our acquisitions also contributed to the increase. Additionally, the nine months ended September 30, 2005 included approximately $700 of severance costs.

Sales and Marketing.  Sales and marketing expense increased to $20,472 and $52,941 in the three and nine months ended September 30, 2006, respectively, from $13,534 and $36,663 in the same periods last year. As a percentage of revenue, sales and marketing expense was 30.7% and 30.5% for the three and nine months ended September 30, 2006, respectively, compared to 30.0% and 30.6% during the same periods last year. Included in sales and marketing expense were non-cash expenses related to advertising of $1,660 and $4,454 in the three and nine months ended September 30, 2006, respectively, compared to $1,633 and $4,830 in the same periods last year. Non-cash advertising expense decreased during the nine month ended September 30, 2006 compared to 2005 due to lower utilization of our prepaid advertising inventory. Also included in sales and marketing expense were non-cash expenses related to stock-based compensation expense of $1,598 and $4,610 in the three and nine months ended September 30, 2006, respectively, compared to $70 and $252 in the same periods last year. The increases in non-cash expenses during the three and nine month periods compared to last year were primarily related to stock-based compensation expense as a result of the adoption of SFAS 123R. Sales and marketing expense, excluding non-cash expenses, was $17,214 and $43,877 or 25.8% and 25.3% of revenue in the three and nine months ended September 30, 2006, respectively, compared to $11,831 and $31,581 or 26.2% and 26.4% of revenue in the same periods last year. The decrease as a percentage of revenue was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in sales and marketing expense. The increases in absolute dollars during the three and nine months ended September 30, 2006 compared to 2005 was primarily attributable to increases in compensation related costs due to increased staffing and sales commissions related to higher revenue and to expenses related to our acquisitions. Additionally, the nine months ended September 30, 2005 included approximately $250 of severance costs.

General and Administrative.  General and administrative expense increased to $13,476 and $37,931 in the three and nine months ended September 30, 2006, respectively, from $6,582 and $21,787 in the same periods last year. As a percentage of revenues, general and administrative expense was 20.2% and 21.9% for the three and nine months ended September 30, 2006, respectively, compared to 14.6% and 18.2% during the same periods last year. Included in general and administrative expense during the three and nine months ended September 30, 2006 was non-cash stock-based compensation expense of $3,261 and $9,519 respectively, compared to $276 and $502 in the same periods last year. The increase in non-cash stock-based compensation expense was primarily due to the adoption of SFAS 123R. General and administrative expense, excluding non-cash expenses, was $10,215 and $28,412 or 15.3% and 16.4% of revenue in the three and nine months ended September 30, 2006, respectively, compared to $6,306 and $21,285 or 14.0% and 17.8% of revenue in the same periods last year. The increase for the three months ended September 30, 2006 compared to 2005, as a percentage of revenue, was primarily due to additional expenses from the acquired companies as well as public company expenses which did not exist in the prior year. The decrease as a percentage of revenue for the nine months ended September 30, 2006 compared to 2005 was primarily due to our ability to achieve the increases in revenue without incurring a proportional increase in general and administrative expense. The increases in absolute dollars for both periods were primarily attributable to higher staffing levels and increased expenses related to our acquisitions and public company related costs. Additionally, the nine months ended September 30, 2005 included a charge of $2,200 related to the resignation of our former CEO and the recruitment of our Executive Vice President of Product and Programming and Chief Technology Officer.

Depreciation and Amortization.  Depreciation and amortization expense increased to $5,085 and $12,627 in the three and nine months ended September 30, 2006, respectively, from $2,733 and $7,985 in the same periods last year. The increase over the prior year period was primarily due to amortization of intangible assets relating to the Summex, eMedicine, Conceptis and Medsite acquisitions as well as the increase in depreciation expense relating to capital expenditures in 2005 and 2006.

Interest Income.  Interest income of $1,221 and $4,137 for the three and nine months ended September 30, 2006 relates to our investment of excess cash including a portion of the proceeds from our IPO.

Income Tax Provision.  The income tax provision includes expense and benefits related to federal, state and other jurisdictions. During the three and nine months ended September 30, 2006 we recorded a provision of $896 and $908, respectively. During the three and nine months ended September 30, 2005 we recorded a provision of $112 and $264 respectively.

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

The following table presents the results of our operations for each of our operating segments and a reconciliation to net income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenue
Online Services:
Advertising and sponsorship	$43,534	$28,054	$112,513	$77,497
Licensing	14,569	9,053	38,315	23,097
Content syndication and other	843	2,124	2,815	6,697

Total Online Services	58,946	39,231	153,643	107,291
Publishing and Other Services	7,699	5,863	19,665	12,543

	$66,645	$45,094	$173,308	$119,834

Earnings before interest, taxes, depreciation, amortization and other non-cash items
Online Services:	$12,727	$7,795	$29,594	$15,588
Publishing and Other Services	1,906	1,282	1,165	367

	14,633	9,077	30,759	15,955
Interest, taxes, depreciation, amortization and other non-cash items
Interest income	1,221	10	4,137	10
Depreciation and amortization	(5,085)	(2,733)	(12,627)	(7,985)
Non-cash advertising	(1,660)	(1,707)	(4,454)	(5,121)
Non-cash stock-based compensation	(7,221)	(412)	(21,240)	(981)
Income tax provision	(896)	(112)	(908)	(264)

Net income (loss)	$992	$4,123	$(4,333)	$1,614

The following discussion is a comparison of the results of operations for our two operating segments for the three and nine months ended September 30, 2006 and 2005.

Online Services.  Revenues were $58,946 and $153,643 for the three and nine months ended September 30, 2006, respectively, an increase of $19,715 and $46,352 or 50.3% and 43.2% from the same periods in the prior year. Advertising and sponsorship revenue increased $15,480 or 55.2% and $35,016 or 45.2% for the three and nine months ended September 30, 2006, respectively, compared to the same periods last year. The increase in advertising and sponsorship revenue was primarily attributable to an increase in the number of brands and sponsored programs promoted on our sites as well as the acquisitions of Conceptis in December 2005 , eMedicine in January 2006 and Medsite in September 2006. The acquisitions of Conceptis, eMedicine and Medsite contributed $4,230 and $11,676 of advertising and sponsorship revenue for the three and nine months ended September 30, 2006, respectively. Including the Conceptis and eMedicine acquisitions, the number of such programs grew to approximately 460 compared to approximately 320 last year. Licensing revenue increased $5,516 or 60.9% and $15,218 or 65.9% for the three and nine months ended September 30, 2006, respectively, compared to the same periods last year. This increase was due to an increase in the number of companies using our private portal platform to 91 from 73 last year. Additionally, the acquisition of Summex contributed $1,599 and $1,889 in licensing revenue for the three and nine months ended September 30, 2006. HealthShare revenue was $492 from March 14, 2005 through March 31, 2005. HealthShare pre-acquisition revenue for the period from January 1, 2005 to March 13, 2005 was $1,824. Content syndication and other revenue declined to $843 and $2,815 during the three and nine months ended September 30, 2006, respectively, from $2,124 and $6,697 during the same periods last year.

Our Online Services earnings before interest, taxes, depreciation, amortization and other non-cash items was $12,727 and $29,594 for the three and nine months ended September 30, 2006, respectively or 21.6% and 19.3% of revenue, respectively, compared to $7,795 and $15,588 or 19.9% and 14.5% of revenue in the same periods last year. This increase as a percentage of revenue was primarily due to higher revenue from the increase in number of brands and sponsored programs in our public portals as well as the increase in companies using our private online portal without incurring a proportionate increase in overall expenses, offset by a charge of approximately $3,150 during the nine months ended September 30, 2005 related to the resignation of our former CEO and the recruitment of our Executive Vice President of Product and Programming and Chief Technology Officer.

Publishing and Other Services.  Our Publishing and Other Services revenue was $7,699 and $19,665 during the three and nine months ended September 30, 2006, respectively, compared to $5,863 and $12,543 in the same periods last year. The increase was primarily attributable to timing of WebMD the Magazine which shipped two issues during the three months ended September 30, 2006 compared to one issue in 2005, our acquisition of Conceptis in December 2005, which contributed $410 and $3,558 in offline medical education revenue for the three and nine month ended September 30, 2006, respectively, and higher revenue from The Little Blue Book physician oriented offerings. Our Publishing and Other Services earnings before interest, taxes, depreciation, amortization and other non-cash items was $1,906 and $1,165 during the three and nine months ended September 30, 2006, compared to $1,282 and $367 during the same periods last year. These changes were primarily attributable to a change in mix of revenues to higher margin products compared to the same periods last year.

Liquidity and Capital Resources

As of September 30, 2006, we had $85,086 of cash and cash equivalents and short-term investments. Our working capital as of September 30, 2006 was $63,240. Our working capital is affected by the timing of each period end in relation to items such as payments received from customers and payments made to vendors and our parent company, internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities during the nine months ended September 30, 2006 was $43,402, primarily as a result of our earnings before interest, taxes, depreciation, amortization and other non-cash items of $30,759 and sources of cash from changes in working capital of $9,414. Sources of cash from changes in working capital were due to an increase in deferred revenue of $14,517 and liability due to parent of $8,213, partially offset by increases in accounts receivable of $8,311 and other assets of $4,461 and decreases in accrued expenses and other long-term liabilities of $544. Cash provided by operating activities during the nine months ended September 30, 2005 was $18,972 which was primarily due to earnings before interest, taxes, depreciation, amortization and other non-cash items of $15,955 and sources of cash from changes in working capital of $3,271. Sources of cash from changes in working capital were due to increases in deferred revenue of $778 and accrued expenses and other long-term liabilities of $2,798

Cash used in investing activities during the nine months ended September 30, 2006 was $74,591 which primarily related to net purchases of available-for-sale securities of $39,000, the acquisitions of Summex, Medsite, and eMedicine and investments in property and equipment primarily to enhance our technology platform. Cash flow used in investing activities was $46,406 during the nine months ended September 30, 2005, which primarily related to the acquisition of HealthShare and the build-out of our new corporate offices in New York.

Cash provided by financing activities during the nine months ended September 30, 2005 principally related to net cash amounts received from, or transferred to, Emdeon. Emdeon did not transfer cash to us for financing activities during the nine months ended September 30, 2006.

Potential future cash commitments include $34,000 related to the pending acquisition of Subimo in the fourth quarter of 2006, a contingent consideration payment of up to $2,500 for RxList which will be determined based on 2006 measurements, a $10,000 contingent consideration payment for Summex which will be determined based on certain revenue thresholds during future years and our anticipated 2006 capital expenditure requirements for the full year which we currently estimate at approximately $25,000 to $30,000. Our anticipated capital expenditures relate to investments in our websites in order to enable us to service future growth in unique users, page views and private portal customers, to create new sponsorship areas for our customers, as well as the relocation of our private portal business offices to larger facilities in the fourth quarter of 2006.

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

Emdeon owns 100% of our Class B Common Stock, which represents 85.6% of our outstanding common stock. These Class B shares collectively represent 96.6% of the combined voting power of our outstanding common stock. Given its ownership interest, Emdeon is able to control the outcome of all matters submitted to our shareholders for approval, including the election of directors. This in turn may have an adverse affect on the market price of our Class A Common Stock.

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

The WebMD Health Network includes Web sites that we supply content to, but do not own, and the termination of our relationship with the owners of these Web sites may negatively affect our results of operations

Although a substantial majority of the page view traffic to The WebMD Health Network is from Web sites that we own, some are from Web sites owned by third parties that carry our content (including the AOL division of Time Warner) and, as a result, The WebMD Health Network’s traffic may vary based on the amount of traffic to Web sites of these third parties and other factors outside our control. During the quarter ended September 30, 2006, third party Web sites accounted for approximately 6% of The WebMD Health Network’s aggregate page views.

WebMD does not expect its existing agreement with AOL to continue following the expiration of that agreement in May 2007. The monthly unique users and page view traffic from AOL was less than 6% and 3%, respectively of The WebMD Health Network’s monthly unique users and page view traffic for the quarter ended September 30, 2006. As a result of the expiration, the page view traffic from AOL will no longer be part of The WebMD Health Network. Additionally, revenues and earnings of approximately $5 million per year related to certain contractual guarantees will also end with the expiration of that agreement.

In the event that any of our other relationships with third party Web sites are terminated, The WebMD Health Network’s user page view traffic may be negatively affected, which may negatively affect our results of operations.

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

Changes in prevailing interest rates will cause the principal amount of the investment to fluctuate. We maintain our portfolio of cash equivalents, short-term investments and marketable securities in commercial paper, non-government debt securities, money market funds and highly liquid United States Treasury notes to minimize this risk. We view these high grade securities within our portfolio as having similar market risk characteristics. Principal amounts expected to mature in 2006 are $39.9 million.

We have not utilized derivative financial instruments in our investment portfolio.

Exchange Rate Sensitivity

Currently, substantially all of our sales and expenses are denominated in United States dollars; however, Conceptis is exposed to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Canadian dollar. This exposure arises primarily as a result of translating the results of Conceptis’ foreign operations to the United States dollar at exchange rates that have fluctuated from the beginning of the accounting period. We have not engaged in foreign currency hedging activities to date. Foreign currency translation during the three and nine months ended September 30, 2006 was not material. There was no exposure to foreign currency exchange rates during the three and nine months ended September 30, 2005. We believe that future exchange rate sensitivity related to Conceptis will not have a material effect on our financial condition or results of operations.

ITEM 4.  Controls and Procedures

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of September 30, 2006.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and Chief Financial Officer, concluded that, except for the continuing conversion by WebMD to a new enterprise resource planning system (including new accounting software), no changes in WebMD’s internal control over financial reporting, as defined in Exchange Act Rule 13(a)-15(f), occurred during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting. During the third quarter of 2006, WebMD continued the implementation of a new third party enterprise resource planning system which it began to implement earlier in 2006. As a result, certain business processes and accounting procedures of WebMD have changed. These changes were made in accordance with WebMD’s plan to implement separate systems from those of Emdeon and not in response to any identified deficiency or weakness in WebMD’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	Legal Proceedings

The information contained in Note 10 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report is incorporated herein by this reference.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(b)	Use of Proceeds

On September 28, 2005, we sold 7,935,000 shares of our Class A Common Stock at a price of $17.50 per share in our initial public offering or IPO. The shares of Class A Common Stock sold in the IPO were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-124832). Our net proceeds from the offering were $125,392 after deducting underwriting discounts and commissions and our offering expenses. Through September 30, 2006, the proceeds from the IPO and the $40,000 cash capital contribution from Emdeon in September 2005 have been invested in U.S. Treasury Notes and auction rate securities, and used to fund the Conceptis, eMedicine Summex and Medsite acquisitions, the combined earn out payments to RxList and MedicineNet of $9,637, capital expenditures and working capital requirements.

(c)	Issuer Purchases of Equity Securities

During September 2006, 11,761 shares were withheld from WebMD Restricted Stock that vested on September 28, 2006, in order to satisfy withholding tax requirements related to the vesting of the awards. The value of these shares was determined based on $34.45 per share, the closing fair market value of our Class A Common Stock on the date of the vesting. These were the only repurchases of equity securities made by us during the three months ended September 30, 2006. We do not have a repurchase program.

ITEM 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on September 12, 2006, our stockholders voted with respect to the following matters:

•	Proposal 1 — To elect as directors for a one year term:

Mark J. Adler, M.D.	— votes FOR	247,520,015
	— votes withheld	21,546

Neil F. Dimick	— votes FOR	247,418,687
	— votes withheld	122,934

Wayne T. Gattinella	— votes FOR	247,510,565
	— votes withheld	31,056

Jerome C. Keller	— votes FOR	245,510,285
	— votes withheld	26,546

James V. Manning	— votes FOR	247,515,075
	— votes withheld	21,596

Abdool Rahim Moossa, M.D.	— votes FOR	247,420,015
	— votes withheld	21,596

Stanley S. Trotman, Jr.	— votes FOR	247,520,075
	— votes withheld	21,546

Martin J. Wygod	— votes FOR	247,510,715
	— votes withheld	30,906

•	Proposal 2 — To ratify and approve WebMD’s 2005 Long-Term Incentive Plan:

Votes FOR:	244,063,050
Votes AGAINST:	28,509
Abstentions:	21,825
Broker non-votes:	3,428,237

•	Proposal 3 — To ratify the appointment of Ernst & Young LLP as the independent registered public accounting firm to serve as our independent auditor for the fiscal year ending December 31, 2006:

Votes FOR:	247,520,547
Votes AGAINST:	4,359
Abstentions:	16,715
Broker non-votes:	0

As a result, each of the individuals listed above for Proposal 1 were elected for a one year term and Proposals 2 and 3 were each approved. For each Proposal, the totals include 240,500,000 votes cast FOR by Emdeon, the holder of all of the outstanding shares of WebMD Class B Common Stock.

ITEM 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WebMD Health Corp.

By:	/s/ Anthony Vuolo
Anthony Vuolo
Executive Vice President and
Chief Financial Officer

Date: November 9, 2006

EXHIBIT INDEX

Exhibit No.		Description

2.1		Asset Purchase Agreement, dated as of July 19, 2006, among June Plum, Inc. (a wholly owned subsidiary of the Registrant), Medsite, Inc., Medsite Acquisition Corp., MedsiteCME, LLC and Medsite Pharmaceutical Services, LLC (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 25, 2006)

3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form 8-A filed by the Registrant on September 29, 2005 (the “Form 8-A”))

3.2		By-laws of the Registrant (incorporated by reference to Exhibit 99.2 to the Form 8-A)

10.1		Amended and Restated Emdeon Corporation 2000 Long-Term Incentive Plan (incorporated by reference from Annex E to the Emdeon Corporation’s Proxy Statement for its 2006 Annual Meeting filed on August 14, 2006)**

10.2		Amended and Restated WebMD Health Corp. 2005 Long-Term Incentive Plan (incorporated by reference from Annex E to the Registrant’s Proxy Statement for its 2006 Annual Meeting filed on August 14, 2006)**

10.3		Amended and Restated Business Services Agreement, dated as of August 7, 2006, between Emdeon Practice Services, Inc. and the Registrant (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on August 11, 2006)

10.4		Amended and Restated Joint Development Agreement, dated as of August 7, 2006, between Emdeon Practice Services, Inc. and the Registrant (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on August 11, 2006)

10.5		Amended and Restated Business Services Agreement, dated as of September 25, 2006, among EBS Master LLC, Envoy Corporation and the Registrant (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on September 29, 2006)

10.6		CDHP Marketing Plan Agreement, dated as of September 25, 2006, among EBS Master LLC, Envoy Corporation, Advanced Business Fulfillment LLC and the Registrant (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on September 29, 2006)

10.7		Form of Amendment to Emdeon Corporation’s Equity Compensation Plans and Stock Option Agreements (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Emdeon Corporation on November 9, 2006)**

31	.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31	.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32	.1*	Section 1350 Certification of Chief Executive Officer of Registrant

32	.2*	Section 1350 Certification of Chief Financial Officer of Registrant

*	Filed herewith.

**	Relates to management compensation.

E-1