Form 10-K
period 2006-12-31
WebMD Health Corp.
filed 2007-03-02
CIK 1326583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-51547

WebMD Health Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-2783228
(State of incorporation)	(I.R.S. employer identification no.)

111 Eighth Avenue New York, New York (Address of principal executive office)	10011 (Zip code)
(212) 624-3700
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: Not Applicable

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2006, there were 7,954,584 shares of registrant’s Class A Common Stock outstanding and 48,100,000 shares of registrant’s Class B Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant was approximately $349,600,354 (based on the closing price of the common stock of $47.30 per share on that date, as reported on the Nasdaq Stock Market’s National Market and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates and that Emdeon Corporation, the holder of all Class B Common Stock, is an affiliate).

As of February 26, 2007, the registrant had 8,933,618 shares of Class A Common Stock outstanding (including unvested shares of restricted Class A Common Stock) and 48,100,000 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s definitive proxy statement to be filed with the Commission relating to the registrant’s 2007 Annual Meeting of Stockholders is incorporated by reference into Part III.

WebMD®, WebMD Health®, Medscape®, CME Circle®, eMedicine®, MedicineNet®, theheart.org®, RxList®, The Little Blue Booktm, Subimo®, Summex® and Medsite® are among the trademarks of WebMD Health Corp. or its subsidiaries.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains both historical and forward-looking statements. All statements, other than statements of historical fact, are or may be, forward-looking statements. For example, statements concerning projections, predictions, expectations, estimates or forecasts and statements that describe our objectives, future performance, plans or goals are, or may be, forward-looking statements. These forward-looking statements reflect management’s current expectations concerning future results and events and can generally be identified by the use of expressions such as “may,” “will,” “should,” “could,” “would,” “likely,” “predict,” “potential,” “continue,” “future,” “estimate,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” and other similar words or phrases, as well as statements in the future tense.

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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other factors, including unknown or unpredictable ones could also have material adverse effects on our future results.

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

DEFINITIONS OF CERTAIN MEASURES

In this Annual Report, we provide information regarding usage of The WebMD Health Network that we have determined using internal technology that identifies and monitors usage by individual computers. As used in this Annual Report:

•	A “unique user” or “unique visitor” during any calendar month is an individual computer that accesses a Web site in The WebMD Health Network during the course of such calendar month, as determined by our tracking technology. Accordingly, with respect to such calendar month, once an individual computer accesses that Web site in The WebMD Health Network, that computer will generally be included in the total number of unique users or visitors for that month, regardless of the method by which such computer accesses that Web site (i.e., whether directed by an individual or by automated software programs). Similarly, with respect to any calendar month, a computer accessing a specific Web site in The WebMD Health Network may only be counted once as a single unique user or visitor regardless of the number of times such computer accesses that Web site or the number of individuals who may use such computer. However, if that computer accesses more than one site within The WebMD Health Network during a calendar month, it will be counted once for each such site. A computer that does not access any of the Web sites in The WebMD Health Network during a particular calendar month is not included in the total number of unique users or visitors for that calendar month, even if such computer has in the past accessed one or more of these Web sites. In addition, if a computer blocks our tracking technology, it will be counted as a unique user or visitor in a particular month each time it visits one of our Web sites.

•	A “page view” is a Web page that is sent to the browser of a computer upon a request made by such computer and received by a server in The WebMD Health Network. The number of “page views” in The WebMD Health Network is not limited by its number of unique users or visitors. Accordingly, each unique user or visitor may generate multiple page views.

•	With respect to any given time period, “aggregate page views” are the total number of “page views” during such time period on all of the Web sites in The WebMD Health Network. Aggregate page views do not include page views from our private portals.

Third party services that measure usage of Internet sites may provide different usage statistics than those reported by our internal tracking technology. These discrepancies may occur as a result of differences in methodologies applied and differences in measurement periods. For example, third party services typically apply their own proprietary methods of calculating usage, which may include surveying users and estimating site usage based on surveys, rather than based upon our tracking technology.

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

Our Class A Common Stock, which has one vote per share, began trading on the Nasdaq National Market under the symbol “WBMD” on September 29, 2005 and now trades on a successor market, the Nasdaq Global Select Market. As of the date of this Annual Report, Emdeon owns all 48,100,000 shares of our Class B Common Stock, which has five votes per share. As of the date of this Annual Report, the Class B Common Stock owned by Emdeon represents approximately 84.6% of our outstanding common stock and, since our Class B Common Stock has five votes per share and our Class A Common Stock has one vote per share, represents 96.5% of the combined voting power of our outstanding common stock. For additional information regarding our initial public offering, see Notes 1 and 3 to the Consolidated Financial Statements included in this Annual Report.

Our principal executive offices are located at 111 Eighth Avenue, New York, New York 10011 and our telephone number is (212) 624-3700.

We make available free of charge at www.webmd.com (in the “Investor Relations” section) copies of materials we file with, or furnish to, the Securities and Exchange Commission, or SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

Overview of Our Businesses

We are a leading provider of health information services to consumers, physicians and other healthcare professionals, employers and health plans through our public and private online portals and health-focused publications. The interactive online healthcare information, decision-support applications and communications services that we provide:

•	enable consumers to obtain detailed information on a particular disease or condition, locate physicians, store individual healthcare information, assess their personal health status, receive periodic e-newsletters and alerts on topics of individual interest, and participate in online communities with peers and experts;

•	provide physicians and healthcare professionals with access to clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (or CME) credit and communicate with peers; and

•	enable employers and health plans to provide their employees and plan members with personalized health and benefit information and decision-support technology that helps them make more informed benefit, provider and treatment choices.

The WebMD Health Network consists of the public portals that we own, such as www.WebMD.com (which we sometimes refer to as WebMD Health), our primary public portal for consumers, and www.Medscape.com (which we sometimes refer to as Medscape from WebMD), our primary public portal for physicians and other healthcare professionals, as well as third party sites through which we provide our branded health and wellness content, tools and services. The WebMD Health Network does not include our private portals for employers and health plans, which are described below. In 2006, The WebMD Health Network had an average of more than 31 million unique monthly users and generated over 3 billion aggregate page views.

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

Our private portals enable employees and health plan members to make more informed benefit, treatment and provider decisions. We provide a secure, personalized user experience by integrating individual user data (including personal health information), plan-specific data from our employer or health plan clients and much of the content, decision-support technology and personal communication services that we make available through our public portals. Our applications are typically accessed through a client’s Web site or intranet and provide secure access for employees and plan members. We also provide personalized telephonic health coaching through Summex, a company we acquired in June 2006. We market our private portal products through both our direct sales force and through selected distributors.

We generate revenue from private portals primarily through the licensing of our products to employers and to health plans, either directly or through our distributors. Our private portals do not generate revenue from advertising or sponsorship. Our public portals and our private portals constitute our Online Services segment.

In addition to our online presence, we have a Publishing and Other Services segment that provides complementary offline health content including publications and in-person medical education. Our offline publications also increase awareness of our brand among consumers, physicians and other healthcare professionals. These publications include The Little Blue Book, a physician directory, ACP Medicine and ACS Surgery: Principles of Practice, our medical reference textbooks, and WebMD the Magazine, a consumer publication launched in early 2005 that we distribute free of charge to physician office waiting rooms.

For additional information regarding the results of operations of each of our segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations by Operating Segment” and Note 7 to our Consolidated Financial Statements included in this Annual Report.

Recent Developments

Redesign of WebMD.com and Launch of New Content Management System.  In February 2007, we launched a redesigned version of WebMD.com that introduced an enhanced level of personalization, information and community interaction that enriches the user experience and further empowers users of the site to make more informed health decisions. We have also made improvements to the search functions on WebMD.com that enable users to further refine their searches by treatment, prevention, symptom and related conditions so that they are provided with more relevant search results. Also, our new content management system allows us to create sites that are easier to navigate and that integrate various types of applications. The site redesign and new content management system are part of a series of improvements in the infrastructure we use to store, manage, develop and display content across The WebMD Health Network.

Reimbursement from Emdeon for Use of Net Operating Loss Carryforwards.  Emdeon and WebMD are parties to an Amended and Restated Tax Sharing Agreement. Under the Tax Sharing Agreement, Emdeon has agreed to reimburse WebMD, at the current federal statutory tax rate of 35%, for net operating loss carryforwards attributable to WebMD that were utilized by Emdeon as a result of the sale transactions involving Emdeon Business Services and Emdeon Practice Services that Emdeon completed in 2006. On February 2, 2007, Emdeon and WebMD executed a letter setting forth a procedure for Emdeon to make the required reimbursement based on an estimate of the expected amount of the reimbursement, subject to a later adjustment when the amount has been finally determined. As contemplated by the Tax Sharing Agreement and that letter, Emdeon transferred $140 million in cash to WebMD on February 6, 2007.

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

Owned Web Sites.  Most of the traffic to and utilization of The WebMD Health Network is derived from Web sites that we own and operate. During 2006, sites we own accounted for approximately 89% of The WebMD Health Network’s unique users and 93% of the page views. The following provides a brief description of each of our owned public portals:

Consumer Portal Site	Description

www.webmd.com	WebMD Health, our flagship consumer portal.
www.medicinenet.com	A health information site for consumers that is written and edited by practicing physicians, including an online medical dictionary with more than 16,000 medical terms.
www.rxlist.com	An online drug directory with over 1,500 drug monographs, which are comprehensive descriptions of pharmaceutical products (including chemical name, brand names, molecular structure, clinical pharmacology, directions and dosage, side effects, drug interactions and precautions).
www.emedicinehealth.com	A health information site containing articles written and edited by physicians for consumers, including first aid and emergency information that is also accessible at firstaidwebmd.com.
Professional Portal Site

www.medscape.com	Our flagship Web site for physicians and other healthcare professionals.
www.emedicine.com	A site for physicians and other healthcare professionals containing articles on over 6,500 diseases and disorders.
www.medgenmed.com	The world’s first online-only, primary source, peer-reviewed general medical journal.
www.theheart.org	One of the leading cardiology Web sites, known for its depth and breadth of content in this area.
www.medsite.com	A site for physicians where they can access CME programs and manage their sponsored events.

Other Sites.  The third party portals that we support include AOL Health with WebMD, the health channels of other AOL properties, the online FoxNews Health Channel with WebMD, Psychologytoday.com and HealthBoards.com.  During 2006, third party Web sites included in The WebMD Health Network accounted for approximately 7% of The WebMD Health Network’s page views. We sell the advertising and program content on the portions of the third party Web sites that we support.

Acquisitions Included in Our Public Portals in 2006

Medsite.  In September 2006, we acquired the interactive medical education, promotion and physician recruitment businesses of Medsite, Inc. (which we refer to as Medsite). Medsite provides educational programs to physicians, as well as e-detailing services for pharmaceutical, medical device and healthcare companies, including program development, targeted recruitment and online distribution and delivery. Traditional “details” are in-person meetings between pharmaceutical company sales representatives and physicians to discuss particular products. E-details are promotional interactive online programs that provide clinical education and information to physicians about medical conditions, treatments and products. Through our acquisition of Medsite, we are now able to provide our pharmaceutical and medical device customers with an expanded set of online solutions that help increase the sales efficiencies of their own direct detailing efforts. In an effort to improve operating efficiencies, several pharmaceutical companies have recently announced reductions in their field sales forces. We believe that in their effort to achieve greater overall market efficiency, pharmaceutical companies will increase their use of online promotional marketing, including e-detailing.

eMedicine.  On January 17, 2006, we acquired eMedicine.com, Inc. (which we refer to as eMedicine), an online publisher of medical reference information for physicians and other healthcare professionals. Thousands of physician authors and editors contribute to the eMedicine Clinical Knowledge Base, which contains articles on over 6,500 diseases and disorders. eMedicine’s consumer site, www.emedicinehealth.com, contains articles written by physicians for consumers.

Consumer Portals in The WebMD Health Network

Introduction.  Healthcare consumers increasingly seek to educate themselves online about their healthcare related issues, motivated in part by the continued availability of new treatment options and in part by the larger share of healthcare costs they are being asked to bear due to changes in the benefit designs being offered by health plans and employers. The Internet has fundamentally changed the way consumers obtain information, enabling them to have immediate access to searchable information and dynamic interactive content.

Overview of Content and Service Offerings.  Our goal is to provide consumers with an objective and trusted source of information that helps them play an active role in managing their health. WebMD Health and the other consumer portals in The WebMD Health Network provide our users with information, tools and applications in a variety of content formats. These content offerings include access to news articles and features, special reports, interactive guides, originally produced videos, self-assessment questionnaires, expert led Q&A’s and encyclopedic references. Our 90-person in-house staff, which includes professional writers, editors, designers and board-certified staff physicians, creates content for The WebMD Health Network. Our in-house staff is supplemented by medical advisors and authors from widely respected academic institutions. The news stories and other original content and reporting presented in The WebMD Health Network are based on our editors’ selections of the most important and relevant public health events occurring on any given day, obtained from an array of credible sources, including peer-reviewed medical journals, medical conferences, federal or state government actions and materials derived from interviews with medical experts. We offer searchable access to the full content of our Web sites, including licensed content and reference-based content.

WebMD Health includes the following features:

Feature	Description

WebMD News Center	Daily health news articles that are written by health journalists and reviewed by our professional staff. Content focuses on “news you can use” and the article topics reflect national news stories of interest in the popular media that day with original perspective from health and medical experts. Ten to fifteen articles are generated per day.

Feature	Description

WebMD Editorial Features	Comprehensive content focusing on major health issues that are in the news or otherwise contemporary, with emphasis on health trends and national health issues. We generate four to five editorial features per week.
Our Editorial Features on National Health Observances contain special reports based upon public health initiatives, such as Breast Cancer Awareness Month or Heart Month, as well as seasonal holidays and other seasonal health-related issues, such as 4th of July Safety, Super Bowl Weight Gain, Back to School, Getting Ready for Camp or College and Valentine’s Day Chocolate Guide for Health.
WebMD Daily	Originally produced multi-media content served on WebMD’s custom video player. WebMD Daily delivers a three to five minute health-related video of real patient stories and expert interviews, among other things, and includes narration, graphics and links to additional content on a given health topic. Sponsors are able to stream commercials and promotional messages within the video feature itself and within the surrounding viewing area.
WebMD Health Centers	WebMD Health Centers are centralized locations for content and services for both WebMD Health editorial offerings and sponsor/advertiser offerings focusing on topics related to health, wellness and lifestyle. Each Health Center features newly organized and medically reviewed information and enables the user to easily locate the top articles, news, community features and health assessments for each topic. There are over 60 major Health Centers including Allergy, Asthma, Cholesterol, Diabetes, Epilepsy, GI Disorders and Hypertension.
WebMD Health Guides	Anchored within each Health Center, WebMD Health Guides are designed to guide users through the most current symptom, diagnosis, treatment and care information related to a particular health topic. These unique guides were created by the WebMD editorial staff of professional health writers in collaboration with our proprietary physician network of over 8,000 practicing doctors across the country.
WebMD Videos A-Z	Included in the Health Centers are over 1,300 broadcast-quality health videos featuring real stories and expert interviews.

Feature	Description

General Medical Information	Our medical library allows consumers to research current information, some of which we license from third parties, relating to diseases and common health conditions by providing searchable access and easy-to-read content, including:
— self-care articles
— drug and supplement references from leading publications, including First Data Bank®
— clinical trials and research study information
— a patient’s guide to medical tests
— Health Topics A-Z, an alphabetical listing of articles on specific health conditions and concerns
— interactive, illustrated presentations that visually explain common health conditions and diseases
— a medical dictionary with approximately 2,500 terms that we expect to increase to over 100,000 terms throughout 2007
— doctors’ views on important health topics

Decision-Support Services.  Our decision-support services help consumers make better-informed decisions about treatment options, health risks and healthcare providers, and assist consumers in their management and monitoring of specific conditions or treatment regimens on an ongoing basis.

Feature	Description

Personalized Self Assessment	Clinical, algorithm-based self assessments for major conditions yielding personalized risk score based upon the user’s individual characteristics (e.g., gender, age, behavioral risks, heredity), along with customized recommendations for further education, potential treatment alternatives and a doctor report to share with the user’s physician.
Symptom Checker	An interactive graphic interface with advanced clinical decision-support rules that allow users to pinpoint potential conditions associated with physical symptoms, gender and age. The Symptom Checker was created by an experienced group of WebMD physicians trained in the development of clinical decision support applications.
First Aid & Emergencies	Directs users to educational and treatment information that may be useful in the event of certain medical emergencies. Also included in this resource is a First Aid A-Z glossary of terms.
Health-E-Tools	Provides access to over 80 interactive calculators, quizzes and slide shows to assess or demonstrate health topics, including a target heart rate calculator, body mass index calculator, pregnancy calculator and ovulation calendar.
WebMD Physician Directory	Enables users to find and make an appointment with a physician based on the physician or practice name, specialty, zip code and distance.

Feature	Description

Managing Healthcare & Benefits	Offerings that educate users on issues surrounding choosing and using health plans and managing their healthcare from a financial and quality perspective. Other coverage topics, such as Medicare, are addressed and resources and tools are available to users.
WebMD Health Manager	WebMD Health Manager is a free online service featuring a personal health record (a secure application that assists consumers in gathering, storing, and sharing essential health data in one centralized location), secure message center, personal health risk assessments for overall health as well as 15 condition-specific assessments, doctor reports, medication summaries, health calendar with reminders and alerts, printable health emergency card, family member health record keeping, weight loss, fitness and smoking cessation programs, and fully personalized e-newsletter.

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

Feature	Description

Community Centers	Community Centers are designed to allow members to share their experiences and exchange information with other members with a similar health condition or concern. Community Centers, which may include blogs, moderated message boards and posted member columns, are featured in each of the more than 60 WebMD Health Centers and connect to over 140 expert-led and peer-to-peer message boards.
e-Newsletters	Allows consumers to receive personalized e-mail newsletters on general health-related subjects and topics targeted to their particular health concerns. In 2006, we offered newsletters, clinical alerts and e-mail reports covering approximately 30 topic areas, and delivered to approximately 4 million registered members.
Expert Blogs	Expert physicians and patients alike chronicle their experiences with one another in these online “journals.”
“Ask an Expert”	A forum within which users can post their health questions for experts. Provides over five new events each week and contains an archive of approximately 800 transcripts.

There are no membership fees and no general usage charges for our consumer portals. However, we do offer a limited number of consumer paid subscription services in the areas of diet and fertility.

Professional Portals

Introduction.  The Internet has become a primary source of information for physicians and other healthcare professionals, and is growing relative to other sources, such as conferences, meetings and offline journals. We believe that our professional portals, which include Medscape from WebMD, theheart.org, eMedicine and now Medsite, which we acquired in September 2006, as further described below, reach more physicians than any other network of professional Web sites. We believe we are well positioned to increase usage by existing and new members because we offer physicians and other healthcare professionals a broad range of current clinical information and resources across more than 30 medical specialties. We believe that Medscape from WebMD and our other professional portals should benefit from the general trend towards increased reliance on, and usage of, the Internet by physicians and other healthcare professionals.

We generate revenue from our professional portals by selling advertising and sponsorship programs primarily to companies that wish to target physicians and other healthcare professionals, and also through educational grants. Users of the professional portal do not pay any fees to us for the right to access any of our services.

Medscape from WebMD.  Medscape enables physicians and other healthcare professionals to stay abreast of the latest clinical information through access to resources that include:

•	timely medical news relating to a variety of specialty areas and coverage of professional meetings and conferences;

•	CME activities; and

•	full-text medical journal articles and drug and medical literature databases.

Medscape’s original content includes daily medical news, commentary, conference coverage, expert columns and CME activities written by authors from widely respected academic institutions and edited and managed by our in-house editorial staff. We regularly produce in-depth interviews with medical experts and newsmakers, and provide alerts on critical clinical issues, including pharmaceutical recalls and product advisories. We also provide access to wire service stories and other news-related content and CME programs. We develop the majority of our content internally and supplement with third party content in areas such as drug information and full-text journal articles.

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

eMedicine.  eMedicine.com publishes online medical reference information for physicians and other healthcare professionals. Thousands of physician authors and editors contribute to the eMedicine Clinical Knowledge Base, which contains articles on over 6,500 diseases and disorders.

theheart.org.  One of the leading cardiology web sites, known for its depth and breadth of content in this area.

Medsite.  Medsite offers educational programs to physicians, as further described below, event recruitment and e-detailing services for pharmaceutical, medical device and healthcare companies, including program development, targeted recruitment and online distribution and delivery.

Membership.  Users must register to access the content and features of our professional portals. Registration by users enables us to deliver targeted medical content based on such users’ registration profiles. Medscape from WebMD is organized by specialty and profession, and includes areas for nurses, pharmacists, medical students, and members interested in medical policy and business of medicine topics. The registration process enables professional members to choose a home page tailored to their medical specialty or interest. We offer more than 30 specialty areas for our users. There are no membership fees and no general usage charges for our professional portals. Medscape members receive MedPulse®, our weekly e-mail newsletter, which is published in more than 30 specialty-specific editions and highlights new information and CME activities on the Medscape site.

Continuing Medical Education (CME).  We are the leading distributor of online CME to physicians and other healthcare professionals, offering a wide selection of free, regularly updated online CME activities designed to educate healthcare professionals about important diagnostic and therapeutic issues. Our CME programs include both original programs and third-party programs that we distribute on our professional sites. In addition, our CME Live offerings provide real-time Webcasts of CME programs on key topics and conditions. These live Webcasts combine streaming audio and slide presentations and allow participants to interact with faculty. In 2006, over 2 million continuing education programs (a majority of which were physician CME) were completed by physicians and other healthcare professionals on Medscape, an increase of 61% over 2005.

We believe that we have organized the operations of our professional portals to provide for appropriate separation of our education and promotion programs. Our educational activities for healthcare professionals are managed by Medscape, LLC, our professional education subsidiary, including the activities of the CME units of Conceptis, and Medsite. Individuals who work on educational matters are not involved with promotional programs.

Our CME activities are planned and implemented in accordance with the Essential Areas and Policies of ACCME. In addition, some of our programs have been produced in collaboration with other ACCME-accredited CME providers. We received provisional ACCME accreditation as a CME provider in July 2002 and full accreditation, for the maximum six-year period, beginning in July 2004. Such accreditation allows Medscape to continue to certify online CME activities. In September 2004, ACCME revised its standards for commercial support of CME. The revised standards are intended to ensure that CME activities of ACCME-accredited providers are independent of providers of healthcare goods and services that fund the development of CME. ACCME required accredited providers to implement these standards by May 2005. We believe that we have modified our procedures as appropriate to meet the revised standards. In order for us to renew our accreditation at the end of July 2010, we will be required to demonstrate to ACCME that we continue to meet ACCME requirements. For more information, see “Government Regulation — Regulation of Drug and Medical Device Advertising and Promotion.”

Advertising and Sponsorship

We believe that The WebMD Health Network offers an efficient means for advertisers and sponsors to reach a large audience of health-involved consumers, clinically-active physicians and other healthcare professionals. The WebMD Health Network enables advertisers and sponsors to reach either our entire audience or specific groups of consumers, physicians and other healthcare professionals based on their interests or specialties. Currently, the majority of our advertisers and sponsors are pharmaceutical, biotechnology or medical device firms or consumer products companies. These companies currently spend only a very small portion of their marketing and educational budgets on online media. However, we expect their online spending to increase as a result of increased recognition of its potential advantages over offline marketing and educational activities. The WebMD Health Network ran approximately 800 branded or sponsored programs for its customers during 2006, approximately 570 such programs during 2005 and approximately 380 such programs during 2004.

Our public portals provide advertisers and sponsors with customized marketing campaigns that go beyond traditional Internet advertising media. We work with our advertisers and sponsors to develop marketing programs that are appropriately customized to target specific groups of consumers, physicians or healthcare professionals. Our public portal services are typically priced at an aggregate price that takes into account the overall scope of the services provided, based upon the amount of content, tools and features we supply as well as the degree of customization that we provide for the program. In addition, our contracts often include guarantees with respect to the number of users that visit the client sponsored-area, but do not generally include assurances with respect to the number of clicks or actions taken through such Web sites. To a much lesser extent, we also sell advertising on a CPM (cost per thousand impressions) basis, where an advertiser can purchase a set amount of impressions on a cost per thousand basis. An “impression” is a single instance of an ad appearing on a Web page. Our private portals do not generate revenue from advertising or sponsorship. See “— Private Portals” below.

We provide healthcare advertisers and other sponsors with the means to communicate with targeted groups of consumers and physicians by offering placements and programs in the most relevant locations on our portals. The following are some of the types of placements and programs we offer to advertisers and sponsors:

•	Media Solutions. These are traditional online advertising solutions, such as banners, used to reach health-involved consumers. In addition, clients can sponsor a variety of condition-specific or specialty-specific e-newsletters, keyword searches and specific educational programs.

•	Sponsored Editorial Solutions. These are customized collections of articles, topics, and decision-support tools and applications, sponsored by clients and distributed within WebMD Health.

•	Patient Education Centers. Patient education centers are sponsored destinations on Medscape for physicians to access patient education materials on a particular topic or condition.

•	E-details. E-details are promotional interactive online programs that provide clinical education and information to physicians about medical conditions, treatments and products.

Key benefits that The WebMD Health Network offers healthcare advertisers and other sponsors include:

•	we displayed over 3 billion pages of healthcare information to users visiting our sites in 2006, which we believe is a much larger number of pages than was published by any other sponsor-supported health-oriented Web portal;

•	our ability to help advertisers and sponsors reach specific groups of consumers and physicians by specialty, product, disease, condition or wellness topic, which typically produces a more efficient and productive marketing campaign;

•	our ability to provide advertisers and other sponsors with objective measures of the effectiveness of their online marketing, such as activity levels within the sponsored content area; and

•	the broad reach of Medscape’s educational related activities for physicians and other healthcare professionals.

We create and distribute CME and other educational programs sponsored by pharmaceutical and medical device companies, as well as foundations and government agencies. The following are some of the CME products for which we receive funding:

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

Sales and Marketing

WebMD’s sales, marketing and account management personnel work with pharmaceutical, medical device, biotechnology and consumer products companies to place their advertisements and other sponsored products on our public portals and in some of our publications. These individuals work closely with clients and potential clients to develop innovative means of bringing their companies and their products and services to the attention of targeted groups of consumers and healthcare professionals, and to create channels of communication with these audiences.

Private Portals

Introduction

In response to increasing healthcare costs, employers and health plans have been enhancing wellness programs, educating employees, changing benefit plan designs to increase deductibles, co-payments and other out-of-pocket costs and taking other steps to motivate their members and employees to use healthcare in a cost-effective manner. The new plan designs include high deductible health plans that increase consumer responsibility for healthcare costs and healthcare decision-making. These are often referred to as consumer-directed health plans. Consumer-directed health plans generally combine high deductible health insurance with a tax-preferred cash account, such as a health reimbursement arrangement (HRA) or a health savings account (HSA), containing pre-tax funds that employees can spend on covered healthcare expenses. The goal is to put employees in control of the first dollars they spend on healthcare each year and give them pertinent information about healthcare costs and quality, so that they are able to make financially responsible and informed healthcare purchasing decisions.

In connection with the shift to employees of a greater portion of decision-making and responsibility for healthcare costs, employers and health plans generally also make available health and benefits information and decision-support tools to educate and help their employees make informed decisions about treatment options, health risks and healthcare providers. We believe that our WebMD Health and Benefits Manager private portals provide the tools and information employees and plan members need to take a more active role in managing their healthcare. Our cost-effective, online solutions complement the employer’s or payer’s existing benefit-related services and offline educational efforts. As part of this increase in the use of information technology in healthcare, employees and plan members, and employers and plans have recognized that the creation of the personal health record for an employee or plan member is an important application in centralizing the individual’s experience, and allowing the individual to store, manage and access important health information to facilitate improved quality and lower cost of care. By making the needed information and decision-support tools available through a convenient and easy-to-use online service, employers and payers can help their employees and members make choices that reduce both administrative and healthcare costs. We believe that our WebMD Health and Benefits Manager tools, including our personal health record application, are well positioned to play a role in such efforts. A 2005 study commissioned by the Blue Cross and Blue Shield Association and conducted by the RAND Corporation concluded that Web-based treatment decision-support tools can play an important role in assisting in consumer treatment decisions to foster improved outcomes. For example, RAND cited studies that showed consumers who use decision-support tools are less likely to choose elective surgery in favor of less invasive procedures and are more likely to get preventive care.

For the reasons described above, we believe that the increased shift to employees of a greater share of decision-making and responsibility for healthcare costs, including increased enrollment in high deductible consumer-directed health plans and increased use of information technology (including personal health records) to assist employees in making informed decisions about healthcare, will be a significant driver for the growth of our private portals during the next several years. In addition, as described in more detail below, we believe that there are benefits to employers and health plans, regardless of health plan design considerations, in making the WebMD Health and Benefits Manager services available to their employees and members, including reduced benefits administration costs, communication and customer service costs, as well as more efficient coordination of messaging through the use of integrated employee or member profiles, and an increase in appropriate utilization of third party services like disease management or pharmacy benefit management.

Membership for each of our private portals is limited to the employees (and dependents) and members of the respective employer and health plan clients. Each member must initially register on the private portal provided to them, at which point they are given a unique user identification name and passcode that they must utilize to achieve a secure sign-on each time they enter the private portal.

The WebMD Health and Benefits Manager

We provide proprietary health and benefit management services through private online portals that we host for employers and health plan sponsors. Our WebMD Health and Benefits Manager private portals provide a personalized user experience by integrating individual user data (including personal health information) and plan-specific data from our employer or health plan client, with much of the content, decision-support technology and personal communication services we make available through our public portals. Our applications are typically accessed through a client’s Web site or intranet and provide secure access for employees and plan members. We also offer a software platform that allows us to integrate third party applications and data. The portal is presented to each employee or health plan member as a personal home page, with direct access to relevant content, tools and other resources specific to the individual’s eligibility, coverage and health profile. The WebMD Health and Benefits Manager provides a user-friendly experience that enables the employee or member to access and manage the individually tailored health and benefits information and decision-support technology in one place, with a common look and feel, and with a single sign-on. The components of the WebMD Health and Benefits Manager include:

•	WebMD Personal Health Manager. WebMD Personal Health Manager includes health risk assessment tools, an electronic personal health record and a suite of treatment decision-support applications. These services enable employees and plan members to assess their overall health risks, understand their risks with regard to specific conditions and store this information as well as other medical data, including medication and treatment history, in an electronic health record. Our services enable employees and plan members to receive targeted information, programs or messages specific to the individual employee’s or plan member’s needs, based upon the information they store in their master profile.

•	WebMD Benefit Manager. WebMD Benefit Manager is a set of benefit decision-support applications that explain and provide comparisons of health plan benefit choices, facilitating informed selection and use of the employee’s benefit options. For example, CostCompare allows an employee to forecast and model individual premium and out-of-pocket costs for the different types of benefit programs the plan sponsor may offer. A newly developed product, The Cost Estimator, will provide a resource for consumers to estimate the total treatment costs of over 300 procedures, interventions or tests.

•	WebMD Provider Decision-Support. As a result of our acquisitions of HealthShare Technology, Inc. in March 2005 and Subimo, LLC in December 2006, we offer as either part of our platform or as point solutions, tools that enable employees and health plan members to compare relative cost and quality measures of hospitals in order to select the hospital they believe is most suited to their individual needs. These comparisons are based on evidence-based measures, such as volume of patients treated for particular illnesses or procedures, mortality rates, unfavorable outcomes for specific problems, average number of days patients stayed in hospitals and average hospital treatment charges. The WebMD Provider Decision-Support tools also assist employees and members in selecting insurance coverage, tax preferred accounts funding, drugs and physicians.

•	WebMD Integration Services. WebMD offers a set of sophisticated integration services that facilitates access from the WebMD Health and Benefits Manager to third party Web sites. This functionality allows employers and health plans to present their benefit programs within a single, unified interface, enabling end-users to access third party Web sites without leaving our secure portals. Users of our application integration services are able to, among other things, view medical claims at their health plan sites, re-order medication from a pharmacy site and import medical, pharmacy and lab claims data. In addition, our Data Interchange services import data from medical, pharmacy and lab claims information into the WebMD Health and Benefits Manager enhancing our benefit decision support capabilities.

•	WebMD Site Manager. WebMD Site Manager is our online service and administrative suite of applications that enables our clients to manage many of the WebMD Health and Benefits Manager functions locally without assistance from WebMD staff. With Site Manager, employers and health plans are able to analyze aggregate health data, address population health risks more effectively and proactively implement preventive programs. Site Manager’s messaging capabilities also allow employers to streamline their communication with their employees.

We believe that our services provide the following potential benefits to an employer or health plan:

•	reduced benefits administration, communication, and customer service costs;

•	more efficient coordination of messaging through the use of integrated member profiles;

•	increased tax savings through increased employee participation in Flexible Spending Accounts or HSAs;

•	reduced hospital, physician and drug costs through more informed utilization of the benefit plan;

•	increased enrollment in health management programs including disease management or health coaching;

•	increased member satisfaction with the employer and the benefit plan;

•	increased conformance with benefit plan and clinical protocols; and

•	enhanced health risk stratification that assists employers and health plans in selecting health management programs that are appropriate to the needs of their unique populations.

In addition, we believe that our services provide the following potential benefits to employees or plan members:

•	increased tax savings through increased participation in Flexible Spending Accounts;

•	reduced benefit costs through more informed choice of benefit plan options and more informed use of the chosen benefit plan;

•	improved health outcomes through more informed choice of providers and treatment choices; and

•	improved understanding and management of health conditions through access to support tools and educational information.

Personal Health Record Study.  As a prime contractor, Emdeon’s ViPS segment partnered with WebMD during 2006 on a CMS study testing the feasibility of Medicare data and its use within personal health records. The study focused on such critical factors as how to populate and test the viability of personal health records with Medicare fee-for-service eligibility and claims data. As future opportunities arise in this critical area of consumer-driven healthcare, we believe that WebMD’s experience in deployment of a personal health record, together with ViPS’ expertise in healthcare data management, positions them well to compete for additional related projects.

Relationships with Private Portal Licensees

We generate revenue from our private portals through licensing content and technology to employers and to health plans either directly or through our distributors. Companies utilizing our private portal applications include employers, such as American Airlines, Inc., Microsoft Corporation, PepsiCo, Inc., International Business Machines Corporation, Metropolitan Life Insurance Company, Verizon Services Corp., Honda of America, The Kroger Co., J.C. Penney Corporation, Inc., Electronic Data Systems Corporation, Medtronics, and EMC Corporation, and health plans, such as Blue Cross Blue Shield of Alabama, HealthNet, ConnecticutCare, Pacific Source Health Plans, Cigna, Empire Blue Cross and Blue Shield and Horizon Blue Cross and Blue Shield. In addition, we have entered into a multi-year agreement to license our online health and benefits platform to Wellpoint, Inc., the largest publicly traded commercial health and benefits company in terms of membership. Under this agreement, Wellpoint is integrating our private portal services into its member portals.

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

Relationship with Fidelity Human Resources Services Company LLC

In February 2004, we entered into a relationship with Fidelity Human Resources Services Company LLC, or FHRS, a provider of human resources and benefits outsourcing administration services. Pursuant to the agreement, FHRS serves as a distributor of our private portal services, and in connection therewith, FHRS integrates our products with FHRS’s products to offer employer customers of FHRS an integrated solution through FHRS’s NetBenefits® Web site. FHRS’s integrated solutions provide employees with employer-provided health plan information and our personal health management tools allow employees to access a personalized view of their healthcare options so that they can make more informed healthcare decisions.

In May 2006, we expanded our agreement with FHRS to integrate our online health care cost planning tools with FHRS’s 401(k) savings, pension and retirement accounts.

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

The May 2006 amendment also amended the initial term of the agreement through August 31, 2009, and FHRS has the right to renew the agreement for additional terms of one year after the initial term (not to exceed two (2) one-year renewal terms). FHRS has agreed to certain minimum levels of employees to be covered under the agreement. FHRS is an affiliate of FMR Corp, which had beneficial ownership of approximately 10.8% of our Class A Common Stock at December 31, 2006, and approximately 13.0% of Emdeon’s common stock at December 31, 2006.

Acquisitions Included in Our Private Portals in 2006

Summex.  On June 13, 2006, we acquired Summex Corporation, a leading provider of comprehensive health and wellness programs that include online and offline health risk assessments, lifestyle education and personalized telephonic health coaching. The Summex services complement our online health and benefits platforms that we provide to employers and health plans. Health coaches work one-on-one with employees and plan members to motivate participants to better manage their health conditions, practice prevention, pursue health conscious lifestyles, actively seek health and wellness knowledge and understand the financial and health impact of their lifestyle decisions.

Subimo.  On December 15, 2006, we acquired Subimo, LLC, a leading provider of online healthcare decision support applications to employers, health plans and financial institutions. As a result, we now offer stand-alone modules, or point solutions, with limited cross-product integration, which allows for easier and faster implementations, and lower costs to our customers.

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

Technological Infrastructure

Our Internet-based services are delivered through Web sites designed to address the healthcare information needs of consumers and healthcare professionals with easy-to-use interfaces, search functions and navigation capabilities. We use customized content management and publishing technology to develop, edit, publish, manage, and organize the content for our Web sites. We use ad-serving technology to store, manage and serve online advertisements in a contextually relevant manner to the extent possible. We also use specialized software for delivering personalized content through the WebMD Health and Benefits Manager and, for registered members, through our public Web sites. We have invested and intend to continue to invest in software and systems that allow us to meet the demands of our users and sponsors.

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

User Privacy and Trust

General.  We have adopted internal policies and practices relating to, among other things, content standards and user privacy, designed to foster our relationships with our users. Some of those policies are described below. In addition, we participate in the following external, independent verification programs:

•	URAC. We were awarded e-Health accreditation from URAC, an independent accrediting body that has reviewed and approved the WebMD.com site and our private portal deployment of WebMD Personal Health Manager for compliance with its more than 45 quality and ethics standards.

•	TRUSTe. We are a licensee of the TRUSTe Privacy Program. TRUSTe is an independent, non-profit organization whose goal is to build users’ trust and confidence in the Internet. In January 2005, a panel of privacy experts, sponsored by TRUSTe, ranked us among the ten most trusted companies in America for privacy based on our WebMD.com site and WebMD Personal Health Manger.

•	Health on the Net Foundation. Our WebMD.com, eMedicine.com, eMedicineHealth.com, MedicineNet.com and Subimo.com sites and WebMD Personal Health Manager comply with the principles of the HON Code of Conduct established by the Health on the Net Foundation.

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

PUBLISHING AND OTHER SERVICES

Offline Publications

Our offline publications for consumers, physicians and other healthcare professionals include:

The Little Blue Book.  The Little Blue Book is a physician directory published annually in 146 distinct geographic editions, and contains practice information on an aggregate of more than 400,000 physicians. Physicians utilize The Little Blue Book for local and up-to-date physician, pharmacy and hospital contact information. Physicians are listed free of charge in their local area edition, along with their specialties, HMO affiliations, office addresses and telephone numbers. We also use the information used to produce The Little Blue Book to generate both online and offline directory and information products.

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

WebMD the Magazine.  We launched WebMD the Magazine in April 2005 with an initial distribution of 1,000,000 copies. WebMD the Magazine is a full size, consumer publication delivered free of charge to approximately 85% of prescribing physicians’ offices in the United States. The editorial format of WebMD the Magazine is specifically designed for the physician’s waiting room. Its editorial features and highly interactive format of assessments, quizzes and questions are designed to inform consumers about important health and wellness topics. Its distribution allows sponsors to extend their advertising reach and to deliver their message when consumers are actively engaged in the healthcare process, and allows us to extend our brand into offline channels and attract incremental advertising dollars.

Sales and Marketing

We market The Little Blue Book directly through WebMD Health sales persons, and we market WebMD the Magazine through a team of third party marketers and WebMD Health sales persons.

COMPETITION

The markets we participate in are intensely competitive, continually evolving and may, in some cases, be subject to rapid change. Some of our competitors have greater financial, technical, marketing and other resources than we do and some are better known than we are. We cannot provide assurance that we will be able to compete successfully against these organizations. We also compete, in some cases, with joint ventures or other alliances formed by two or more of our competitors or by our competitors with other third parties.

Public Portals

Our public portals face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. We compete with online services and Web sites that provide health-related information, including both commercial sites and not-for-profit sites. These competitors include the health sub-channels of general purpose consumer Web sites, including yahoohealth.com, msnhealth.com, ivillagehealth.com and abouthealth.com, other high traffic web sites that include healthcare-related and non-healthcare-related content and services. Our competitors also include numerous smaller, more specialized providers of online services, tools and applications for healthcare consumers. Our competitors that provide services, tools and applications to physicians include merkmedicus.com, uptodate.com and mdconsult.com. Other competitors for advertising and sponsorship revenue include:

•	publishers and distributors of traditional offline media, including television and magazines targeted to consumers, as well as print journals and other specialized media targeted to healthcare professionals, many of which have established or may establish their own Web sites or partner with other Web sites;

•	offline medical conferences, CME programs and symposia;

•	vendors of e-detailing services and our clients’ own in-house detailing efforts; and

•	vendors of healthcare information, products and services distributed through other means, including direct sales, mail and fax messaging.

Competitors for the attention of healthcare professionals and consumers include:

•	the competitors for advertisers and sponsors described above; and

•	public sector, non-profit and other Web sites that provide healthcare information without advertising or sponsorships from third parties, such as NIH.gov, CDC.gov, AHA.org, and ACS.org.

Since there are no substantial barriers to entry into the markets in which our public portals participate, we expect that additional competitors will continue to enter these markets.

Private Portals

Our private portals compete with various providers and vendors in the licensing of content and in the sale of decision-support services and tools. Our competitors in this market include:

•	providers of decision-support tools, such as Hewitt Associates LLP;

•	wellness and disease management vendors, including Mayo Foundation for Medical Education and Research, Staywell Productions/MediMedia USA, Inc. and Matria Healthcare;

•	suppliers of online and offline health management applications, including HealthMedia, Health A-Z, a United Healthcare company, A.D.A.M. Inc., Consumer Health Interactive and Harris HealthTrends, which is owned by Healthways, Inc.; and

•	health information services and health management offerings of health plans and their affiliates, including those of Humana, Aetna and United Healthcare.

Offline Publications

Our offline publications compete with numerous other online and offline sources of healthcare information, including traditional medical reference publications, print journals and other specialized publications targeted to physicians, some of which have a more complete range of titles and better access to traditional distribution channels than we have.

OTHER INFORMATION

Employees

As of December 31, 2006, we had approximately 1,025 employees. Since our initial public offering, we have continued to be dependent on Emdeon to provide us with services for our business pursuant to the Services Agreement we entered into with Emdeon in September 2005. We expect that we would have to hire additional employees in order to provide all such services internally.

Intellectual Property

We rely upon a combination of patent, trade secret, copyright and trademark laws, license agreements, confidentiality procedures, employee and client nondisclosure agreements and technical measures to protect the intellectual property used in our business.

We use trademarks, trade names and service marks for healthcare information services and technology solutions, including WebMD®, WebMD Health®, Medscape®, CME Circle®, The Little Blue Booktm, MedicineNet®, theheart.org®, eMedicine®, RxList®, Subimo®, Summex® and Medsite®. We also use other registered and unregistered trademarks and service marks for our various products and services. In addition to our trademark registrations and applications, we have registered the domain names that either are or may be relevant to conducting our business names, including “webmd.com,” “my.webmd.com” and “medscape.com.” We also rely on a variety of intellectual property rights that we license from third parties, including our Internet server software, and healthcare content used on our Web sites. In addition, the American College of Physicians permits WebMD to use the ACP name in the title of ACP Medicine and the American College of Surgeons permits WebMD to use the name ACS in the title of ACS Surgery: Principles and Practice. Our right to use the name ACP expires in January 2009 and our right to use the name ACS expires in August 2008.

Seasonality

For a discussion of seasonality affecting our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality.”

GOVERNMENT REGULATION

Introduction

General.  This section of the Annual Report contains a description of laws and regulations applicable to us, either directly or through their effect on our healthcare industry customers. Both existing and future laws and regulations affecting the healthcare, information technology and Internet industries could create unexpected liabilities for us, cause us to incur additional costs and restrict our operations. Many of the laws that affect us, and particularly those applying to healthcare, are very complex and may be subject to varying interpretations by courts and other governmental authorities. We cannot provide assurance that we will be able to accurately anticipate the application of these laws and regulations to our operations.

Healthcare Regulation.  Most of our revenue flows either directly from the healthcare industry or from other sources that could be affected by changes affecting healthcare spending. The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. These factors affect the purchasing practices and operations of healthcare organizations as well as the behavior and attitudes of consumers. Federal and state legislatures and agencies periodically consider programs to reform or revise aspects of the United States healthcare system. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our products and services. We are unable to predict future proposals with any certainty or to predict the effect they would have on our businesses.

Many healthcare laws are complex, and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services that we provide. However, these laws and regulations may nonetheless be applied to our products and services. Our failure to accurately anticipate the application of these laws and regulations to our businesses, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our businesses.

Other Regulation.  This section of the Annual Report also contains a description of other laws and regulations, including general consumer protection laws and Internet-related laws that affect some of our businesses. Laws and regulations have been adopted, and may be adopted in the future, that address Internet-related issues, including online content, privacy, online marketing, unsolicited commercial email, taxation, pricing, and quality of products and services. Some of these laws and regulations, particularly those that relate specifically to the Internet, were adopted relatively recently, and their scope and application may still be subject to uncertainties. Interpretations of these laws, as well as any new or revised law or regulation, could decrease demand for our services, increase our cost of doing business, or otherwise cause our business to suffer.

Regulation of Drug and Medical Device Advertising and Promotion

The Food and Drug Administration, or FDA, and the Federal Trade Commission, or FTC, regulate the form, content and dissemination of labeling, advertising and promotional materials prepared by, or for, pharmaceutical or medical device companies, including direct-to-consumer (or DTC) prescription drug and medical device advertising. The FTC regulates over-the-counter drug advertising and, in some cases, medical device advertising. Generally, based on FDA requirements, regulated companies must limit advertising and promotional materials to discussions of FDA-approved uses and claims. In limited circumstances, regulated companies may disseminate certain non-promotional scientific information regarding product uses or claims not yet approved by the FDA.

Information that promotes the use of pharmaceutical products or medical devices that is put on our Web sites is subject to the full array of FDA and FTC requirements and enforcement actions and information regarding other products and services is subject to FTC requirements. Areas of our Web sites that could be the primary focus of the FDA and the FTC include pages and programs that discuss use of an FDA-regulated product or that the regulators believe may lack editorial independence from the influence of sponsoring pharmaceutical or medical device companies. Our television broadcast advertisements may also be subject to FTC regulation and FDA regulation, depending on the content. The FDA and the FTC place the principal burden of compliance with advertising and promotional regulations on advertisers and sponsors to make truthful, substantiated claims. If the FDA or the FTC finds that any information on our Web site violates FDA or FTC regulations or guidance, they may take regulatory or judicial action against us or the advertiser or sponsor of that information. State attorneys general may also take similar action based on their state’s consumer protection statutes.

Drug Advertising.  The Federal Food, Drug, and Cosmetic Act, or FDC Act, requires that prescription drugs (including biological products) be approved for a specific medical indication by the FDA prior to marketing. It is a violation of the FDC Act and of FDA regulations to market, advertise or otherwise commercialize such products prior to approval. The FDA does allow for preapproval exchange of scientific information, provided it is nonpromotional in nature and does not draw conclusions regarding the ultimate safety or effectiveness of the unapproved drug. Upon approval, the FDA’s regulatory authority extends to the labeling and advertising of prescription drugs offered in interstate commerce. Such products may be promoted and advertised only for approved indications. In addition, the labeling and advertising can be neither false nor misleading, and must present all material information, including risk information, in a balanced manner. There are also requirements for certain information (the “package insert” for promotional labeling and the “brief summary” for advertising) to be part of labeling and advertising. Labeling and advertising that violate these legal standards are subject to FDA enforcement action.

The FDA regulates the safety, effectiveness, and labeling of over-the-counter drugs, or OTC drugs, under the FDC Act either through specific product approvals or through regulations that define approved claims for specific categories of such products. The FTC regulates the advertising of OTC drugs under the section of the Federal Trade Commission Act that prohibits unfair or deceptive trade practices. Together, the FDA and FTC regulatory framework requires that OTC drugs be formulated and labeled in accordance with FDA approvals or regulations and promoted in a manner that is truthful, adequately substantiated, and consistent with the labeled uses. OTC drugs that do not meet these requirements are subject to FDA or FTC enforcement action depending on the nature of the violation. In addition, state attorneys general may also bring enforcement actions for alleged unfair or deceptive advertising.

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

Any increase in FDA regulation of the Internet or other media for DTC advertisements of prescription drugs could make it more difficult for us to obtain advertising and sponsorship revenue. In the last 15 years, the FDA has gradually relaxed its formerly restrictive policies on DTC advertising of prescription drugs. Companies may now advertise prescription drugs to consumers in any medium, provided that they satisfy FDA requirements. However, legislators, physician groups and others have criticized the FDA’s current policies, and have called for restrictions on advertising of prescription drugs to consumers and increased FDA enforcement. These critics point both to public health concerns and to the laws of many other countries that make DTC advertising of prescription drugs a criminal offense. Scrutiny of DTC advertising increased after Vioxx® was withdrawn from the market due to potential safety concerns in September 2004. Industry trade groups, such as the Pharmaceuticals Research and Manufacturers of America, have implemented voluntary guidelines for DTC advertising in response to public concerns. The FDA has been actively considering revisions to its DTC advertising policy. In November 2005, it hosted a two-day public meeting to solicit input on the impact of DTC advertising on the public health and, as recently as January 2006, announced that it will propose a study on the impact of price incentives, such as coupons, in DTC advertising. In January 2007, the FDA published a report announcing the formation of a new advisory committee of experts and consumer representatives that will monitor the FDA’s policies for risk communication. Intended to improve communication to patients of important safety information about drug products, the advisory committee may become a forum for addressing concerns about DTC advertising. Congress has also shown interest in the issue. Despite recent industry efforts to address the issue, there is a reasonable possibility that Congress, the FDA or the FTC may alter its present policies on DTC advertising of prescription drugs or medical devices in a material way. We cannot predict what effect any such changes would have on our business.

Continuing Medical Education.  Activities and information provided in the context of a medical or scientific educational program, often referred to as continuing medical education or “CME,” usually are treated as non-promotional and fall outside the FDA’s jurisdiction. The FDA does, however, evaluate such CME activities to determine whether they are independent of the promotional influence of the drug or medical device sponsor and whether they are promotional activities subject to the FDA’s advertising and labeling requirements. To determine whether a company’s activities are sufficiently independent, the FDA looks at a number of factors related to the planning, content, speakers and audience selection of such activities. To the extent that the FDA concludes that such activities are not independent of a manufacturer, such content must fully comply with the FDA’s requirements and restrictions regarding promotional activities. If any CME activity we provide is considered promotional, we may face regulatory action or the loss of accreditation by the Accreditation Council for Continuing Medical Education (or ACCME), which oversees providers of CME credit.

Our CME activities are planned and implemented in accordance with the Essential Areas and Policies of ACCME and other applicable accreditation standards. In September 2004, ACCME revised its standards for commercial support of CME. The revised standards are intended to ensure, among other things, that CME activities of ACCME-accredited providers are independent of providers of healthcare goods and services that fund the development of CME. ACCME required accredited providers to implement these standards by May

2005. Implementation has required additional disclosures to CME participants about those in a position to influence content and other adjustments to the management and operations of our CME programs. We believe we have modified our procedures as appropriate to meet the revised standards. However, we cannot be certain whether these adjustments will ensure that we meet these standards or predict whether ACCME may impose additional requirements.

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

During the past several years, educational programs directed toward physicians, including CME, have been subject to increased governmental scrutiny to ensure that sponsors do not influence or control the content of the program or otherwise use such programs for improper purposes. For example, as part of an ongoing investigation of the sponsorship of CME activities, the U.S. Senate Finance Committee has been examining the role of the ACCME. The Committee has inquired regarding, among other things, how ACCME ensures that its guidelines are followed and CME activities are independent of influence from sponsors. Additionally, in response to governmental and industry initiatives, pharmaceutical companies have been developing and implementing internal controls and procedures that promote adherence to applicable guidelines, regulations and requirements. In implementing these controls and procedures, different clients of WebMD may interpret the regulations and requirements differently and may implement procedures or requirements that vary from client to client. These controls and procedures may negatively impact the volume and types of CME services that we offer by:

•	discouraging pharmaceutical companies from engaging in educational activities;

•	slowing their internal approval for educational programs; and

•	requiring us to make changes in how it offers or provides educational programs.

In addition, future changes to existing regulations or accreditation standards, or to the internal compliance programs of potential clients, may further discourage, significantly limit, or prohibit clients or potential clients from engaging in educational activities with us, or may require us to make further changes in the way we offer or provide educational programs.

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

Anti-Kickback Laws

There are federal and state laws that govern patient referrals, physician financial relationships and inducements to healthcare providers and patients. The federal healthcare program’s anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. These laws are applicable to manufacturers and distributors and, therefore, may restrict how we and some of our customers market products to healthcare providers, including e-details. Also, in 2002, the Office of the Inspector General (or OIG) of the United States Department of Health and Human Services (or HHS), the federal government agency responsible for interpreting the federal anti-kickback law, issued an advisory opinion that concluded that the sale of advertising and sponsorships to healthcare providers and vendors by Web-based information services implicates the federal anti-kickback law. However, the advisory opinion suggests that enforcement action will not result if the fees paid represent fair market value for the advertising/sponsorship arrangements, the fees do not vary based on the volume or value of business generated by the advertising and the advertising/sponsorship relationships are clearly identified as such to users. We carefully review our practices with regulatory experts in an effort to ensure that we comply with all applicable laws. However, the laws in this area are both broad and vague, and it is often difficult or impossible to determine precisely how the laws will be applied, particularly to new services. Penalties for violating the federal anti-kickback law include imprisonment, fines and exclusion from participating, directly or indirectly, in Medicare, Medicaid and other federal healthcare programs. Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate some portions of our business and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our practices could cause us adverse publicity and be costly for us to respond to.

HIPAA Privacy Standards

The Privacy Standards under the Health Insurance Portability and Accountability Act of 1996 (or HIPAA) establish a set of basic national privacy standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses, healthcare providers and their business associates. The Privacy Standards do not apply directly to us. However, portions of our business such as those managing employee or plan member health information for employers or health plans, are bound by certain contracts and agreements to use and disclose protected health information in a manner consistent with the Privacy Standards. Only covered entities are directly subject to potential civil and criminal liability under the Privacy Standards. However, depending on the facts and circumstances, we could be subject to criminal liability for aiding and abetting or conspiring with a covered entity to violate the Privacy Standards. We cannot assure you that we will adequately address the risks created by the Privacy Standards. In addition, we are unable to predict what changes to the Privacy Standards might be made in the future or how those changes could affect our business.

Other Restrictions Regarding Confidentiality and Privacy of Health Information

In addition to HIPAA, numerous other state and federal laws govern the collection, dissemination, use, access to and confidentiality of patient health and prescriber information. In addition, some states are considering new laws and regulations that further protect the privacy and confidentiality of medical records or medical information. In many cases, these state laws are not preempted by the HIPAA Privacy Standards and may be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our customers and strategic partners. These laws at a state or federal level, or new interpretations of these laws, could create liability for us, could impose additional operational requirements on our business, could affect the manner in which we use and transmit patient information and could increase our cost of doing business. Claims of violations of privacy rights or contractual breaches, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

Consumer Protection Regulation

General.  Advertising and promotional activities presented to visitors on our Web sites are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. We are also subject to various other federal and state consumer protection laws, including the ones described below.

CAN-SPAM Act.  On January 1, 2004, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, became effective. The CAN-SPAM Act regulates commercial emails, provides a right on the part of the recipient to request the sender to stop sending messages, and establishes penalties for the sending of email messages that are intended to deceive the recipient as to source or content. Under the CAN-SPAM Act, senders of commercial emails (and other persons who initiate those emails) are required to make sure that those emails do not contain false or misleading transmission information. Commercial emails are required to include a valid return email address and other subject heading information so that the sender and the Internet location from which the message has been sent are accurately identified. Recipients must be furnished with an electronic method of informing the sender of the recipient’s decision to not receive further commercial emails. In addition, the email must include a postal address of the sender and notice that the email is an advertisement. The CAN-SPAM Act may apply to the e-newsletters that our public portals distribute to members and to some of our other commercial email communications. However, there may be additional FTC regulations indicating that our e-newsletters are outside the scope of the CAN-SPAM Act. At this time, we are applying the CAN-SPAM requirements to these email communications, and believe that our email practices comply with the requirements of the CAN-SPAM Act. Many states have also enacted anti-spam laws. The CAN-SPAM Act preempts many of these statutes. To the extent that these laws are not preempted, we believe that our email practices comply with these laws.

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

On April 5, 2006, the FCC issued its final rules under the JFPA. The rules became effective on August 1, 2006. In the rules, the FCC confirmed that transactional faxes are permitted. It defined a transactional fax as one that facilitates, completes or confirms the commercial transaction that the recipient has previously agreed to enter into with the sender. The FCC stated that these faxes are not advertisements that are prohibited by the TCPA. The FCC recognized that, if a transactional fax has a de minimis amount of advertising information on it, that alone does not convert a transactional fax into an unsolicited advertisement.

In addressing the so-called “EBR exemption” to the TCPA’s prohibition on unsolicited facsimile advertisements, the FCC adopted the JFPA’s definition of an “established business relationship” or “EBR,”

which includes a voluntary two-way communication between a person and a business. The FCC rules make clear that, if the person made an inquiry or application to a sender, it must be about a product or service offered by the entity for it to qualify as an EBR. The FCC rules also do not prohibit faxed communications that contain only information, such as news articles, updates or other similar general information.

States from time to time have enacted, or have attempted to enact, their own requirements pertaining to the transmission of commercial faxes. These state requirements often, but not always, track the terms of the TCPA, the JFPA, and the FCC’s regulations. To the extent state commercial fax requirements have conflicted with federal requirements, they have to date been successfully challenged. We cannot predict the outcome of the FCC’s future rulemaking proceedings, the extent to which states may successfully enact more restrictive commercial fax laws in the future, or the outcomes of any judicial challenges to those laws.

We transmit commercial faxes to physician office practices in connection with our Little Blue Book business, and we intend to comply with all applicable federal and state requirements governing the transmission of such faxes.

COPPA.  The Children’s Online Privacy Protection Act, or COPPA, applies to operators of commercial Web sites and online services directed to U.S. children under the age of 13 that collect personal information from children, and to operators of general audience sites with actual knowledge that they are collecting information from U.S. children under the age of 13. Our sites are not directed at children and our general audience site, WebMD Health, states that no one under the applicable age is entitled to use the site. In addition, we employ a kick-out procedure whereby users identifying themselves as being under the age of 13 during the registration process are not allowed to register for the site’s member only services, such as message boards and live chat events. COPPA, however, can be applied broadly and is subject to interpretation by courts and other governmental authorities. The failure to accurately anticipate the application or interpretation of this law could create liability for us, result in adverse publicity and negatively affect our business.

Regulation of Contests and Sweepstakes.  We conduct contests and sweepstakes in some of our marketing channels. The federal Deceptive Mail Prevention and Enforcement Act and some state prize, gift or sweepstakes statutes may apply to these promotions. We believe that we are in compliance with any applicable law or regulation when we run these promotions.

FACTA.  In an effort to reduce the risk of identity theft from the improper disposal of consumer information, Congress recently passed the Fair and Accurate Credit Transactions Act (or FACTA) which requires businesses to take reasonable measures to prevent unauthorized access to such information. FACTA’s disposal standards are flexible and allow businesses discretion in determining what measures are reasonable based upon the sensitivity of the information, the costs and benefits of different disposal methods and relevant changes in technology. We believe that we are in compliance with FACTA.

Data Protection Regulation.  With the recent increase in publicity regarding data breaches resulting in improper dissemination of consumer information, many states have passed laws regulating the actions that a business must take if it experiences a data breach, such as prompt disclosure to affected customers. Generally, these laws are limited to electronic data and make some exemptions for smaller breaches. Congress has also been considering similar federal legislation relating to data breaches. The FTC has also prosecuted some data breach cases as unfair and/or deceptive acts or practices under the Federal Trade Commission Act. We intend to continue to comprehensively protect all consumer data and to comply with all applicable laws regarding the protection of this data.

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

This section describes circumstances or events that could have a negative effect on our financial results or operations or that could change, for the worse, existing trends in some or all of our businesses. The occurrence of one or more of the circumstances or events described below could have a material adverse effect on our financial condition, results of operations and cash flows or on the trading prices of the Class A Common Stock that we have issued or securities we may issue in the future. We have also included a detailed discussion of risks and uncertainties arising from governmental regulation of our businesses, one of the most significant risks we face, in the section “Business — Governmental Regulation” above. The risks and uncertainties described in this Annual Report are not the only ones facing us. Additional risks and uncertainties that are not currently known to us or that we currently believe are immaterial may also adversely affect our business and operations.

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

Developing and implementing new and updated applications, features and services for our public and private portals may be more difficult than expected, may take longer and cost more than expected and may not result in sufficient increases in revenue to justify the costs

Attracting and retaining users of our public portals and clients for our private portals requires us to continue to improve the technology underlying those portals and to continue to develop new and updated applications, features and services for those portals. If we are unable to do so on a timely basis or if we are unable to implement new applications, features and services without disruption to our existing ones, we may lose potential users and clients.

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

Failure to maintain and enhance the “WebMD” brand could have a material adverse effect on our business

We believe that the “WebMD” brand identity that we have developed has contributed to the success of our business and has helped us achieve recognition as a trusted source of health and wellness information. We also believe that maintaining and enhancing that brand is important to expanding the user base for our public portals, to our relationships with sponsors and advertisers and to our ability to gain additional employer and healthcare payer clients for our private portals. We have expended considerable resources on establishing and enhancing the “WebMD” brand and our other brands, and we have developed policies and procedures designed to preserve and enhance our brands, including editorial procedures designed to provide quality control of the information we publish. We expect to continue to devote resources and efforts to maintain and enhance our brand. However, we may not be able to successfully maintain or enhance awareness of our brands, and events outside of our control may have a negative effect on our brands. If we are unable to maintain or enhance awareness of our brand, and do so in a cost-effective manner, our business could be adversely affected.

We have incurred and may continue to incur losses

Our operating results have fluctuated significantly in the past from quarter to quarter and may continue to do so in the future. Our net losses from 2001 to 2003 totaled approximately $2.6 billion. Many companies with business plans based on providing healthcare information and related services through the Internet have failed to be profitable and some have filed for bankruptcy and/or ceased operations. Even if demand from users exists, we cannot assure you that our business will be profitable.

In addition, our online businesses have a limited operating history and participate in relatively new and rapidly growing markets. These businesses have undergone significant changes during their short history as a result of changes in the types of services provided, technological changes and changes in market conditions and are expected to continue to change for similar reasons.

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

If we are unable to provide healthcare content for our offline publications that attracts and retains users, our revenue will be reduced

Interest in our offline publications, such as The Little Blue Book, is based upon our ability to make available up-to-date health content that meets the needs of our physician users. Although we have been able to continue to update and maintain the physician practice information that we publish in The Little Blue Book, if we are unable to continue to do so for any reason, the value of The Little Blue Book would diminish and interest in this publication and advertising in this publication would be adversely affected.

WebMD the Magazine was launched in April 2005 and, as a result, has a very short operating history. We cannot assure you that WebMD the Magazine will be able to attract and retain the advertisers needed to make this publication successful in the long term.

The timing of our advertising and sponsorship revenue may vary significantly from quarter to quarter

Our advertising and sponsorship revenue, which accounted for approximately 74% of our total Online Services segment revenue for the year ended December 31, 2006, may vary significantly from quarter to quarter due to a number of factors, not all of which are in our control, and any of which may be difficult to forecast accurately. The majority of our advertising and sponsorship contracts are for terms of approximately four to 12 months. We have relatively few longer term advertising and sponsorship contracts. We cannot assure you that our current customers for these services will continue to use our services beyond the terms of their existing contracts or that they will enter into any additional contracts.

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

During the sales cycle and the implementation period, we may expend substantial time, effort and money preparing contract proposals, negotiating contracts and implementing the private online portal without receiving any related revenue. In addition, many of the expenses related to providing private online portals are relatively fixed in the short term, including personnel costs and technology and infrastructure costs. Even if our private portal revenue is lower than expected, we may not be able to reduce related short-term spending in response. Any shortfall in such revenue would have a direct impact on our results of operations.

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

We attempt to limit, by contract, our liability to our clients for damages arising from our negligence, errors or mistakes. However, contractual limitations on liability may not be enforceable in certain circumstances or may otherwise not provide sufficient protection to us from liability for damages. We maintain liability insurance coverage, including coverage for errors and omissions. However, it is possible that claims could exceed the amount of our applicable insurance coverage, if any, or that this coverage may not continue to be available on acceptable terms or in sufficient amounts. Even if these claims do not result in liability to us, investigating and defending against them would be expensive and time consuming and could divert management’s attention away from our operations. In addition, negative publicity caused by these events may delay or hinder market acceptance of our services, including unrelated services.

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

The Internet has experienced a variety of outages and other delays as a result of damages to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as the availability of the Internet to us for delivery of our Internet-based services. In addition, customers who utilize our Web-based services depend on Internet service providers, online service providers and other Web site operators for access to our Web sites. All of these providers have experienced significant outages in the past and could experience outages, delays and other difficulties in the future due to system failures unrelated to our systems. Any significant interruptions in our services or increases in response time could result in a loss of potential or existing users of and advertisers and sponsors on our Web sites and, if sustained or repeated, could reduce the attractiveness of our services.

We rely on bandwidth providers, data center providers, other third parties and our own systems for key aspects of the process of providing products and services to our users, and any failure or interruption in the services provided by these third parties or our own systems could harm our business

Our online services are designed to operate 24 hours a day, seven days a week, without interruption. However, we have experienced and expect that we will in the future experience interruptions and delays in services and availability from time to time. We rely on internal systems as well as third-party vendors, including data center providers and bandwidth providers, to provide our online services. We do not maintain redundant systems or facilities for some of these services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could negatively impact our relationship with users. To operate without interruption, both we and our service providers must guard against:

•	damage from fire, power loss and other natural disasters;

•	communications failures;

•	software and hardware errors, failures and crashes;

•	security breaches, computer viruses and similar disruptive problems; and

•	other potential interruptions.

Any disruption in the network access or co-location services provided by these third-party providers or any failure of or by these third-party providers or our own systems to handle current or higher volume of use could significantly harm our business. We exercise little control over these third-party vendors, which increases our vulnerability to problems with services they provide.

Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services or our own systems could negatively impact our relationships with users and adversely affect our brand and our business and could expose us to liabilities to third parties. Although we maintain insurance for our business, the coverage under our policies may not be adequate to compensate us for all losses that may occur. In addition, we cannot provide assurance that we will continue to be able to obtain adequate insurance coverage at an acceptable cost.

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

If the systems we use to provide online portals experience security breaches or are otherwise perceived to be insecure, our business could suffer

We retain and transmit confidential information, including personal health records, in the processing centers and other facilities we use to provide online services. It is critical that these facilities and infrastructure remain secure and be perceived by the marketplace as secure. A security breach could damage our reputation or result in liability. We may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by breaches. Despite the implementation of security measures, this infrastructure or other systems that we interface with, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, denial-of-service attacks or other attacks by third parties or similar disruptive problems. Any compromise of our security, whether as a result of our own systems or the systems that they interface with, could reduce demand for our services and could subject us to legal claims from our clients and users, including for breach of contract or breach of warranty.

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

Risks Related to the Legal and Regulatory Environment in Which We Operate

Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies

The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Existing and new laws and regulations affecting the healthcare industry could create unexpected liabilities for us, could cause us to incur additional costs and could restrict our operations. Many healthcare laws are complex, and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services that we provide. However, these laws and regulations may nonetheless be applied to our products and services. Our failure to accurately anticipate the application of these laws and regulations, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our businesses. Some of the risks we face from healthcare regulation are as follows:

•	Regulation of Drug and Medical Device Advertising and Promotion. The WebMD Health Network provides services involving advertising and promotion of prescription and over-the-counter drugs and medical devices. If the FDA or the FTC finds that any information on our Web sites violates FDA or FTC regulations, they may take regulatory or judicial action against us and/or the advertiser or sponsor of that information. State attorneys general may also take similar action based on their state’s consumer protection statutes. Any increase in regulation of drug or medical device advertising and promotion could make it more difficult for us to contract for sponsorships and advertising. Members of Congress, physician groups and others have criticized the FDA’s current policies, and have called for restrictions on advertising of prescription drugs to consumers and increased FDA enforcement. We cannot predict what actions the FDA or industry participants may take in response to these criticisms. It is also possible that new laws would be enacted that impose restrictions on such advertising. Our advertising and sponsorship revenue could be materially reduced by additional restrictions on the advertising of prescription drugs and medical devices to consumers, whether imposed by law or regulation or by policies adopted by industry members.

•	Anti-kickback Laws. There are federal and state laws that govern patient referrals, physician financial relationships and inducements to healthcare providers and patients. The federal healthcare programs’ anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. These laws are applicable to manufacturers and distributors and, therefore, may restrict how we and some of our customers market products to healthcare providers, including e-details. Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate some portions of our business and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our practices could result in adverse publicity and be costly for us to respond to.

•	Medical Professional Regulation. The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine. If a state determines that some portion of our business violates these laws, it may seek to have us discontinue those portions or subject us to penalties or licensure requirements. Any determination that we are a healthcare provider and have acted improperly as a healthcare provider may result in liability to us.

Government regulation of the Internet could adversely affect our business

The Internet and its associated technologies are subject to government regulation. Our failure, or the failure of our business partners or third-party providers, to accurately anticipate the application of laws and regulations affecting our products and services and the manner in which we deliver them, or any other failure to comply with such laws and regulations, could create liability for us, result in adverse publicity and negatively affect our business. In addition, new laws and regulations, or new interpretations of existing laws and regulations, may be adopted with respect to the Internet or other online services covering user privacy, patient confidentiality, consumer protection and other issues, including pricing, content, copyrights and patents, distribution and characteristics and quality of products and services. We cannot predict whether these laws or regulations will change or how such changes will affect our business.

We face potential liability related to the privacy and security of personal information we collect from consumers and healthcare professionals

Internet user privacy has become a major issue both in the United States and abroad. We have privacy policies posted on our Web sites that we believe comply with applicable laws requiring notice to users about our information collection, use and disclosure practices. However, whether and how existing privacy and consumer protection laws in various jurisdictions apply to the Internet is still uncertain and may take years to resolve. In addition, we notify users about our information collection, use and disclosure practices relating to data we receive through offline means such as paper health risk assessments. Any legislation or regulation in the area of privacy of personal information, including personal health information, could affect the way we operate our business and could harm our business. Further, we cannot assure you that the privacy policies and other statements we provide to users of our products and services, or our practices will be found sufficient to protect us from liability or adverse publicity in this area.

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

If ACCME concludes that we have not met its revised standards relating to CME, we would not be permitted to offer accredited ACCME activities to physicians and other healthcare professionals, and we may be required, instead, to use third parties to accredit such CME-related services on Medscape from WebMD.  In addition, any failure to maintain our status as an accredited ACCME provider as a result of a failure to comply with existing or new ACCME standards could discourage potential sponsors from engaging in CME or education related activities with us, which could have a material adverse effect on our business.

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

We cannot assure you that we will be able to detect potential or actual misappropriation or infringement of our intellectual property, proprietary information or trade secrets. Even if we detect misappropriation or infringement by a third party, we cannot assure you that we will be able to enforce our rights at a reasonable cost, or at all. In addition, our rights to intellectual property, proprietary information and trade secrets may not prevent independent third-party development and commercialization of competing products or services.

Third parties may claim that we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from providing certain services, which may harm our business

We could be subject to claims that we are misappropriating or infringing intellectual property or other proprietary rights of others. These claims, even if not meritorious, could be expensive to defend and divert management’s attention from our operations. If we become liable to third parties for infringing these rights, we could be required to pay a substantial damage award and to develop non-infringing technology, obtain a license or cease selling the products or services that use or contain the infringing intellectual property. We may be unable to develop non-infringing products or services or obtain a license on commercially reasonable terms, or at all. We may also be required to indemnify our customers if they become subject to third-party claims relating to intellectual property that we license or otherwise provide to them, which could be costly.

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

Risks Related to Our Relationship with Emdeon

We continue to be dependent on Emdeon to provide us with services required by us for the operation of our business

Some of the administrative services we require continue to be provided to us by Emdeon under a Services Agreement. Under the Services Agreement, Emdeon provides us with administrative services, including services relating to payroll, accounting, tax planning and compliance, employee benefit plans, legal matters and information processing. As a result, we are dependent on our relationship with Emdeon for these important services. We reimburse Emdeon under agreed-upon formulas that allocate to us a portion of Emdeon’s aggregate costs related to those services. The Services Agreement is for a term of up to five years; however, we have the option to terminate these services, in whole or in part, at any time we choose to do so, generally by providing, with respect to specified services or groups of services, 60 days’ notice and, in some cases, paying a termination fee of not more than $30,000 to cover the costs of Emdeon relating to the termination.

The costs we are charged under the Services Agreement are not necessarily indicative of the costs that we would incur if we had to provide the services on our own or contract for them with third parties on a stand-alone basis. With respect to most of the services provided under the Services Agreement, we believe that it is likely that it would cost us more to provide them or contract for them on our own because we benefit from economies of scale.

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

Emdeon owns 100% of our Class B Common Stock, which represents approximately 84.6% of our outstanding common stock. These Class B shares collectively represent 96.5% of the combined voting power of our outstanding common stock. Given its ownership interest, Emdeon is able to control the outcome of all matters submitted to our shareholders for approval, including the election of directors. Accordingly, either in its capacity as a stockholder or through its control of our Board of Directors, Emdeon is able to control all key decisions regarding our company, including mergers or other business combinations and acquisitions, dispositions of assets, future issuances of our common stock or other securities, the incurrence of debt by us, the payment of dividends on our common stock (including the frequency and the amount of dividends that would be payable on our common stock, a substantial majority of which Emdeon owns) and amendments to our certificate of incorporation and bylaws. Further, as long as Emdeon and its subsidiaries (excluding our company and our subsidiaries) continue to beneficially own shares representing at least a majority of the votes entitled to be cast by the holders of our outstanding voting stock, it may take actions required to be taken at a meeting of stockholders without a meeting or a vote and without prior notice to holders of our Class A Common Stock. In addition, Emdeon’s controlling interest may discourage a change of control that the holders of our Class A Common Stock may favor. Any of these provisions could be used by Emdeon for its own advantage to the detriment of our other stockholders and our company. This in turn may have an adverse effect on the market price of our Class A Common Stock.

The interests of Emdeon may conflict with the interests of our other stockholders

We cannot assure you that the interests of Emdeon will coincide with the interests of the other holders of our common stock. For example, Emdeon could cause us to make acquisitions that increase the amount of our indebtedness or outstanding shares of common stock or sell revenue-generating assets. Also, Emdeon or its directors and officers may allocate to Emdeon or its other affiliates corporate opportunities that could have been directed to us. So long as Emdeon continues to own shares of our common stock with significant voting power, Emdeon will continue to be able to strongly influence or effectively control our decisions.

Some of our directors, officers and employees may have potential conflicts of interest as a result of having positions with or owning equity interests in Emdeon

Martin J. Wygod, in addition to being Chairman of the Board of our company, is Chairman of the Board of Emdeon. Some of our other directors, officers and employees also serve as directors, officers or employees of Emdeon. In addition, some of our directors, officers and employees own shares of Emdeon’s common stock. Furthermore, because our officers and employees have participated in Emdeon’s equity compensation plans and because service at our company will, so long as we are a majority-owned subsidiary of Emdeon, qualify those persons for continued participation and continued vesting of equity awards under Emdeon’s equity plans, many of our officers and employees and some of our directors hold, and may continue to hold, options to purchase Emdeon’s common stock and shares of Emdeon’s restricted stock.

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

Provisions in our charter documents and Delaware law may inhibit a takeover, which could adversely affect the value of our Class A Common Stock

Our certificate of incorporation and bylaws, as well as Delaware corporate law, contain provisions that could delay or prevent a change of control or changes in our management and board of directors that holders of our Class A Common Stock might consider favorable and may prevent them from receiving a takeover premium for their shares. These provisions include, for example, our classified board structure, the disproportionate voting rights of the Class B Common Stock (relative to the Class A Common Stock) and the authorization of our Board of Directors to issue up to 50 million shares of preferred stock without a stockholder vote. In addition, our restated certificate of incorporation provides that after the time Emdeon and its affiliates cease to own, in the aggregate, a majority of the combined voting power of our outstanding capital stock, stockholders may not act by written consent and may not call special meetings. These provisions apply even if the offer may be considered beneficial by some of our stockholders. If a change of control or change in management is delayed or prevented, the market price of our Class A Common Stock could decline.

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

We are included in Emdeon’s consolidated tax return and, as a result, both we and Emdeon may use each other’s net operating loss carryforwards

Due to provisions of the U.S. Internal Revenue Code and applicable Treasury regulations relating to the manner and order in which net operating loss carryforwards are utilized when filing consolidated tax returns, a portion of our net operating loss carryforwards may be required to be utilized by Emdeon before Emdeon would be permitted to utilize its own net operating loss carryforwards. Correspondingly, in some situations, such as where Emdeon’s net operating loss carryforwards were generated first, we may be required to utilize a portion of Emdeon’s net operating loss carryforwards before we would have to utilize our own net operating loss carryforwards. Under our tax sharing agreement with Emdeon, neither we nor Emdeon is obligated to reimburse the other for the tax savings attributable to the utilization of the other party’s net operating loss carryforwards, except that Emdeon has agreed to compensate us for any use of our net operating losses that may result from certain extraordinary transactions, including the sales in 2006 of its Business Services or Practice Services operating segments. Accordingly, although we may obtain a benefit if we are required to utilize Emdeon’s net operating loss carryforwards, we may suffer a detriment to the extent that Emdeon is required to utilize our net operating loss carryforwards. The amount of each of our and Emdeon’s net operating loss carryforwards that ultimately could be utilized by the other party will depend on the timing and amount of taxable income earned by us and Emdeon in the future, which we are unable to predict. Correspondingly, we are not able to predict whether we or Emdeon will be able to utilize our respective net operating loss carryforwards before they expire or whether there will be a net benefit to Emdeon or to us.

If certain transactions occur with respect to our capital stock or Emdeon’s capital stock, we may be unable to utilize our net operating loss carryforwards and tax credits to reduce our income taxes

As of December 31, 2006, we had net operating loss carryforwards of approximately $247 million for federal income tax purposes and federal tax credits of approximately $2.0 million residing within the WebMD legal entities. If certain transactions occur with respect to our capital stock or Emdeon’s capital stock, including issuances, redemptions, recapitalizations, exercises of options, conversions of convertible debt, purchases or sales by 5%-or-greater shareholders and similar transactions, that result in a cumulative change of more than 50% of the ownership of our capital stock, taking into account indirect changes in ownership of our stock as a result of changes in ownership in or Emdeon’s capital stock, over a three-year period (including a period commencing prior to the IPO), as determined under rules prescribed by the U.S. Internal Revenue Code and applicable Treasury regulations, an annual limitation would be imposed with respect to our ability to utilize our net operating loss carryforwards and federal tax credits against any taxable income that we achieve in future periods. As of the date of this Annual Report, Emdeon has indicated that it has no current intention to sell or otherwise dispose of its Class B Common Stock. However, Emdeon is not subject to any contractual obligation to retain any of its Class B Common Stock. Moreover, there can be no assurance that limitations on the use of our net operating loss carryforwards and federal tax credits will not occur as a result of changes in the ownership of Emdeon’s capital stock (which changes may be beyond the control of us and Emdeon).

We are included in Emdeon’s consolidated group for federal income tax purposes and, as a result, may be liable for any shortfall in Emdeon’s federal income tax payments

We will be included in the Emdeon consolidated group for federal income tax purposes as long as Emdeon continues to own 80% of the total value of our capital stock. By virtue of its controlling ownership and our tax sharing agreement with Emdeon, Emdeon effectively controls all our tax decisions. Moreover, notwithstanding the tax sharing agreement, federal tax law provides that each member of a consolidated group is jointly and severally liable for the group’s entire federal income tax obligation. Thus, to the extent Emdeon or other members of the group fail to make any federal income tax payments required of them by law, we would be liable for the shortfall. Similar principles generally apply for income tax purposes in some state, local and foreign jurisdictions.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We believe that our company’s offices and other facilities are, in general, in good operating condition and adequate for our current operations and that additional leased space in appropriate locations can be obtained on acceptable terms if needed.

We lease approximately 100,000 square feet of office space in New York, New York for our corporate headquarters and its editorial and marketing operations under a lease that expires in November 2015. We also lease an additional 20,000 square feet of office space in New York, New York under a lease entered into by Medsite. We also lease office space and operational facilities in: Avon, Connecticut; Atlanta, Georgia; Acton, Massachusetts; Montreal, Canada; Omaha, Nebraska; Portland, Oregon; and San Clemente, California.

Item 3.	Legal Proceedings

The information relating to legal proceedings contained in Note 11 to the Consolidated Financial Statements included in this Annual Report is incorporated herein by this reference.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2006, no matters were submitted to a vote of security holders of WebMD.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

We completed the initial public offering of our Class A Common Stock on September 28, 2005. Our Common Stock began trading on the Nasdaq National Market under the symbol “WBMD” on September 29, 2005 and now trades on the Nasdaq Global Select Market.

The high and low prices for each quarterly period during the last two fiscal years are as follows:

	High	Low

2005
First quarter	N/A	N/A
Second quarter	N/A	N/A
Third quarter	$30.00	$19.80
Fourth quarter	32.89	22.60

2006
First quarter	$43.28	$29.90
Second quarter	47.30	35.45
Third quarter	46.52	34.34
Fourth quarter	41.14	34.18

The market price of our Class A Common Stock has fluctuated in the past and is likely to fluctuate in the future. Changes in the market price of our Class A Common Stock and other securities may result from, among other things:

•	quarter-to-quarter variations in operating results;

•	operating results being different from analysts’ estimates or opinions;

•	changes in analysts’ earnings estimates;

•	announcements of new technologies, products, services or pricing policies by us or our competitors;

•	announcements of acquisitions or strategic partnerships by us or our competitors;

•	developments in existing customer or strategic relationships;

•	actual or perceived changes in our business strategy;

•	developments in new or pending litigation and claims;

•	sales of large amounts of our Class A Common Stock;

•	changes in market conditions in the healthcare, information technology, Internet or plastic industries;

•	changes in general economic conditions; and

•	fluctuations in the securities markets in general.

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

Holders

On February 24, 2007, there were approximately 10 holders of record of our Class A Common Stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to determine the total number of stockholders represented by these record holders, but we believe there are more than 5,000 holders of our Class A Common Stock.

Dividends

We have never declared or paid any cash dividends on our Common Stock, and we do not anticipate paying cash dividends in the foreseeable future.

Repurchases of Equity Securities During the Fourth Quarter of 2006

During 2006, 12,018 shares were withheld from WebMD Restricted Stock that vested during 2006, in order to satisfy withholding tax requirements related to the vesting of the awards. The average value of these shares was $34.60 which was determined based on the closing fair market value of our Class A Common Stock on the date of each vesting. These were the only repurchases of equity securities made by us during the year ended December 31, 2006. We do not have a repurchase program.

Performance Graph

The following graph compares the cumulative total stockholder return on WebMD Class A Common Stock with the comparable cumulative return of the NASDAQ Stock Market (U.S. and Foreign) Index and the Research Data Group (RDG) Internet Composite Index. The graph assumes that $100 was invested in WebMD Class A Common Stock and each index on September 29, 2005, the date of the initial public offering of WebMD Class A Common Stock. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 15 MONTH CUMULATIVE TOTAL RETURN*

Among WebMD Health Corporation, The NASDAQ Composite Index
And The RDG Internet Composite Index

	9/29/05	12/05	12/06
WebMD Health Corporation	100.00	119.06	164.02
NASDAQ Composite	100.00	103.01	117.13
RDG Internet Composite	100.00	104.12	115.44

*	$100 invested on 9/29/05 in stock or on 9/30/05 in index — including reinvestment of dividends. Fiscal year ending December 31.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenue	$253,881	$168,938	$134,148	$110,152	$84,203
Costs and expenses:
Cost of operations	106,387	70,538	52,377	46,998	47,888
Sales and marketing	76,189	51,756	47,358	47,917	49,033
General and administrative	52,338	29,550	22,122	18,016	15,690
Depreciation and amortization	17,647	10,653	5,620	4,463	2,486
Restructuring and integration benefit	—	—	—	—	(5,850)
Other income	—	—	—	—	(823)
Interest income	5,099	1,790	—	—	—

Income (loss) before income tax provision	6,419	8,231	6,671	(7,242)	(24,221)
Income tax provision	1,873	486	210	183	140

Net income (loss)	$4,546	$7,745	$6,461	$(7,425)	$(24,361)

Net income (loss) per common share:
Basic	$0.08	$0.15	$0.13	$(0.15)	$(0.51)

Diluted	$0.08	$0.15	$0.13	$(0.15)	$(0.51)

Weighted-average shares outstanding used in computing net income (loss) per common share:
Basic	56,145	50,132	48,100	48,100	48,100

Diluted	58,075	50,532	48,100	48,100	48,100

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$54,150	$153,777	$3,456	$358	$149
Working capital (deficit)	184,394	151,856	9,119	3,384	(547)
Total assets	619,965	376,889	146,496	120,630	127,529
Other long-term liabilities	7,912	7,010	—	—	—
Stockholders’ equity and owner’s net investment	501,476	299,312	100,737	85,527	86,426

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

MD&A is a supplement to our consolidated financial statements and notes thereto included elsewhere in this Annual Report, and is provided to enhance your understanding of our results of operations and financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of our company and operating segments, background information on certain trends, strategies and other matters discussed in this MD&A, a description of the basis of presentation of our financial statements, a summary discussion of our recent acquisitions and a discussion of how seasonal factors may impact the timing of our revenue.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective and often complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to the consolidated financial statements included in this Annual Report.

•	Transactions with Emdeon. This section describes the services that we receive from Emdeon and the costs of these services, as well as the fees we charge Emdeon for our services.

•	Results of Operations and Results of Operations by Operating Segment. These sections provide our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on both a consolidated basis and an operating segment basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of December 31, 2006.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

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

information and services that enable employees and members, respectively, to make more informed benefit, treatment and provider decisions through our private portals for employers and health plans. We generate revenue from our private portals through the licensing of these portals to employers and health plans either directly or through distributors. We also distribute our online content and services to other entities and generate revenue from these arrangements through the sale of advertising and sponsorship products and content syndication fees. We also provide related services for use by such employees and members, including lifestyle education and personalized telephonic health coaching as a result of the acquisition of Summex on June 13, 2006. The Company also provides promotion and physician recruitment services for use by pharmaceutical, medical device and healthcare companies as a result of the acquisition of Medsite on September 11, 2006.

•	Publishing and Other Services. We provide several offline products and services: ACP Medicine and ACS Surgery: Principles of Practice, our medical reference textbooks; The Little Blue Book, a physician directory; and WebMD the Magazine, a consumer-targeted publication launched in early 2005 that we distribute free of charge to physician office waiting rooms. We generate revenue from sales of subscriptions to our medical reference textbooks, sales of The Little Blue Book directories and advertisements in those directories, and sales of advertisements in WebMD the Magazine. We also conduct in-person medical education as a result of the acquisition of the assets of Conceptis Technologies, Inc. in December 2005. Our Publishing and Other Services segment complements our Online Services segment and extends the reach of our brand and our influence with health-involved consumers and clinically-active physicians.

Background Information on Certain Trends and Strategies

Several key trends in the healthcare and Internet industries are influencing the use of healthcare information services of the types we provide or are developing. Those trends, and the strategies we have developed in response, are described briefly below:

•	Use of the Internet by Consumer and Physicians. The Internet has emerged as a major communications medium and has already fundamentally changed many sectors of the economy, including the marketing and sales of financial services, travel, and entertainment, among others. The Internet is also changing the healthcare industry and has transformed how consumers and physicians find and utilize healthcare information. As consumers are required to assume greater financial responsibility for rising healthcare costs, the Internet serves as a valuable resource by providing them with immediate access to searchable and dynamic interactive content to check symptoms, assess risks, understand diseases, find providers and evaluate treatment options. The Internet has also become a primary source of information for physicians seeking to improve clinical practice and is growing relative to traditional information sources, such as conferences, meetings and offline journals.

•	Increased Online Marketing and Education Spending for Healthcare Products. Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating consumers and physicians about them, however, only a small portion of this amount is currently spent on online services. We believe that these companies, which comprise the majority of our advertisers and sponsors, are becoming increasingly aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians, and this increasing awareness will result in increasing demand for our services.

•	Changes in Health Plan Design. While overall healthcare costs have been rising at a rapid annual rate, employers’ costs of providing healthcare benefits to their employees are increasing at an even faster rate. In response to these increases, employers are seeking to shift a greater portion of healthcare costs onto their employees and to redefine traditional health benefits. Employers and health plans want to motivate their members and employees to evaluate their healthcare decisions more carefully in order to be more cost-effective. As employers continue to implement high deductible and consumer-directed healthcare plans (referred to as CDHPs) and related Health Savings Accounts (referred to as HSAs) to achieve these goals, we believe that we will be able to attract more employers and health plans to use our private online portals. In additional, health plans and employers have begun to recognize that encouraging the good health of their members and employees not only benefits the members and employees but also has financial benefits for the health plans and employers. Accordingly, many employers and health plans have been enhancing health management programs and taking steps to provide healthcare information and education to employees and members, including through online services. We believe that we are well positioned to benefit from these trends because our private portals provide the tools and information employees and plan members need in order to make more informed decisions about healthcare provider, benefit and treatment options.

•	Traffic to the WebMD Health Network. During the past several years, an increasing portion of the page view traffic to The WebMD Health Network has come from Web sites that we own. However, a portion of the total page view traffic continues to come from Web sites owned by third parties that carry our content (including the AOL division of Time Warner). During the year ended December 31, 2006, third party Web sites accounted for approximately 7% of The WebMD Health Network’s aggregate page views. In the past, an even larger percentage of the total page view traffic had come from third party Web sites. Under an agreement between WebMD and the AOL division of Time Warner (“AOL”), which was entered into in May 2001 and expires on May 1, 2007, WebMD provides healthcare content, tools and services for use on certain AOL properties. WebMD does not expect its existing agreement with AOL to continue following the expiration of that agreement. The monthly unique users and page view traffic from AOL was 6% and 4%, respectively, of the aggregate WebMD Health Network monthly unique users and page view traffic for the year ended December 31, 2006. As a result of the expiration of that agreement in May 2007, the monthly unique users and page view traffic from AOL will no longer be part of the WebMD Health Network. Additionally, revenues and earnings of approximately $5 million per year related to certain contractual guarantees will also end with the expiration of that agreement.

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

Basis of Presentation

Our company is a Delaware corporation that was incorporated on May 3, 2005. We completed an initial public offering (“IPO”) of Class A Common Stock on September 28, 2005. Our Class A Common Stock has traded on the Nasdaq National Market under the symbol “WBMD” since September 29, 2005 and now trades on the Nasdaq Global Select Market. Prior to the date of the IPO, we were a wholly-owned subsidiary of Emdeon Corporation (“Emdeon”) and our consolidated financial statements had been derived from the consolidated financial statements and accounting records of Emdeon, principally representing the WebMD segment, using the historical results of operations, and historical basis of assets and liabilities of the WebMD related businesses. Since the completion of the IPO, we are a majority-owned subsidiary of Emdeon, which currently owns 84.6% of our equity. Our Class A Common Stock has one vote per share, while our Class B Common Stock has five votes per share. As a result, our Class B Common Stock owned by Emdeon represented, as of December 31, 2006, 96.5% of the combined voting power of our outstanding Common Stock.

Acquisitions

During 2006, we acquired four companies, Subimo, LLC (which we refer to as Subimo), Medsite, Inc. (which we refer to as Medsite), Summex Corporation (which we refer to as Summex) and eMedicine, Inc. (which we refer to as eMedicine), which we refer to together as the 2006 Acquisitions:

•	On December 15, 2006, we acquired all of the outstanding limited liability company interests of Subimo, a privately held provider of healthcare decision support applications to large employers, health plans and financial institutions. The total purchase consideration for Subimo was approximately $59,320, comprised of $32,820 in cash, net of cash acquired, $26,000 of WebMD Class A Common Stock and $500 of estimated acquisition costs. Pursuant to the terms of the purchase agreement, we deferred the issuance of the $26,000 of equity, equal to 640,930 shares of Class A common shares (“Deferred Shares”) until December 2008. A portion of these shares may be further deferred until December 2010 subject to certain conditions. If the Deferred Shares have a market value that is less than $24.34 per share in December 2008, then we will pay additional consideration equal to this shortfall, either in the form of Class A common shares or cash, in our sole discretion. The results of operations of Subimo have been included in the financial statements of the Company from December 15, 2006, the closing date of the acquisition, and are included in the Online Services segment.

•	On September 11, 2006, we acquired the interactive medical education, promotion and physician recruitment businesses of Medsite. Medsite provides e-detailing services for pharmaceutical, medical device and healthcare companies, including program development, targeted recruitment and online distribution and delivery. In addition, Medsite provides educational programs to physicians. The total purchase consideration for Medsite was approximately $31,467, comprised of $30,682 in cash, net of cash acquired, and $785 of estimated acquisition costs. The results of operations of Medsite have been included in the financial statements of the Company from September 11, 2006, the closing date of the acquisition, and are included in the Online Services segment.

•	On June 13, 2006, we acquired Summex, a provider of health and wellness programs that include online and offline health risk assessments, lifestyle education and personalized telephonic health coaching. The Summex programs complement the online health and benefits platform that we provide to employers and health plans. Summex’s team of professional health coaches work one-on-one with employees and plan members to modify behaviors that may lead to illness and high medical costs. The total purchase consideration for Summex was approximately $30,191, comprised of $29,691 in cash, net of the cash acquired, and $500 of estimated acquisition costs. In addition, the Company has agreed to pay up to an additional $10,000 in cash over a two-year period if certain financial milestones are achieved. The results of operations of Summex have been included in the financial statements of the Company from June 13, 2006, the closing date of the acquisition, and are included in the Online Services segment.

•	On January 17, 2006, we acquired eMedicine, a privately held online publisher of medical reference information for physicians and other healthcare professionals. The total purchase consideration for eMedicine was approximately $25,195, comprised of $24,495 in cash, net of cash acquired, and $700 of estimated acquisition costs. The results of operations of eMedicine have been included in the financial statements of the Company from January 17, 2006, the closing date of the acquisition, and are included in the Online Services segment.

During 2005, we acquired the assets of Conceptis Technologies, Inc. (which we refer to as Conceptis) and HealthShare Technology, Inc. (which we refer to as HealthShare), which we refer to together as the 2005 Acquisitions:

•	On December 2, 2005, we acquired the assets of and assumed certain liabilities of Conceptis, a Montreal-based provider of online and offline medical education and promotion aimed at physicians and other healthcare professionals. The total purchase consideration of Conceptis was approximately $19,859, comprised of $19,256 in cash and $603 of estimated acquisition costs. The results of operations of Conceptis have been included in the Online Services and the Publishing and Other Services segments from December 2, 2005, the closing date of the acquisition.

•	On March 14, 2005, we acquired HealthShare, which provides online tools that compare the cost and quality measures of hospitals for use by consumers, providers and health plans. We acquired HealthShare for a total purchase consideration of approximately $29,985, comprised of $29,533 in cash, net of cash acquired and $452 of estimated acquisition costs. The results of operations of HealthShare are included in our Online Services segment beginning March 14, 2005, the closing date of the acquisition.

During 2004, we acquired two companies, MedicineNet, Inc. (which we refer to as MedicineNet) and RxList, LLC (which we refer to as RxList), which we refer to together as the 2004 Acquisitions:

•	On December 24, 2004, we acquired MedicineNet, a health information site for consumers, for a total purchase consideration of approximately $17,223, comprised of $16,732 in cash, net of cash acquired, and $491 of acquisition costs. In addition, we agreed to pay up to an additional $15,000 during the three months ending March 31, 2006, if the number of page views on MedicineNet’s Web sites exceeded certain thresholds during the calendar year 2005. We accrued $7,250 as of December 31, 2005 for the cash payment made in April 2006 related to MedicineNet’s achievement of page views exceeding certain thresholds during 2005. The results of operations of MedicineNet are included in our Online Services segment.

•	On October 1, 2004, we acquired RxList, a privately held operator of an online drug directory, for a total purchase consideration of approximately $5,216, comprised of $4,500 in cash, $500 paid during the three months ended March 31, 2006 and $216 of acquisition costs. In addition, we agreed to pay up to an additional $2,500 during each of the three month periods ending March 31, 2006 and 2007, if the number of page views on RxList’s Web sites exceeds certain thresholds during each of the three month periods ending December 31, 2005 and 2006, respectively. We accrued $2,387 as of December 31, 2005 for the cash payment made in February 2006 related to RxList’s achievement of page views exceeding certain thresholds during the three months ended December 31, 2005. The results of operations of RxList are included in our Online Services segment.

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

We believe the following reflects our critical accounting policies and our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue Recognition. Revenue from advertising is recognized as advertisements are delivered or as publications are distributed. Revenue from sponsorship arrangements, content syndication and distribution arrangements, and licenses of healthcare management tools and private portals as well as related health coaching services are recognized ratably over the term of the applicable agreement. Revenue from the sponsorship of CME is recognized over the period we substantially complete our contractual deliverables as determined by the applicable agreements. Subscription revenue is recognized over the subscription period. When contractual arrangements contain multiple elements, revenue is allocated to each element based on its relative fair value determined using prices charged when elements are sold separately. In certain instances where fair value does not exist for all the elements, the amount of revenue allocated to the delivered elements equals the total consideration less the fair value of the undelivered elements. In instances where fair value does not exist for the undelivered elements, revenue is recognized when the last element is delivered.

•	Long-Lived Assets. Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill, are amortized over their estimated useful lives, which we determined based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually, and whenever indicators of impairment are present. We use a discounted cash flow approach to determine the fair value of goodwill. There was no impairment of goodwill noted as a result of our impairment testing in 2006, 2005 and 2004.

•	Stock-Based Compensation. In December 2004, the Financial Accounting Standards Board (which we refer to as FASB) issued SFAS No. 123, “(Revised 2004): Share-Based Payment” (which we refer to as SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (which we refer to as SFAS 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. We adopted SFAS 123R on January 1, 2006 and elected to use the modified prospective transition method and as a result, prior period results were not restated. Under the modified prospective method, awards that were granted or modified on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested stock options and restricted stock awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, using the same grant date fair value and same expense attribution method used under SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized for all stock-based compensation beginning January 1, 2006. As of December 31, 2006, approximately $2,931 and $42,982 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 0.92 years and 2.05 years, related to the Emdeon and our stock-based compensation plans. The total recognition period for the remaining unrecognized stock-based compensation expense for both the Emdeon and our stock-based compensation plans is approximately four years; however, the majority of this cost will be recognized over the next two years, in accordance with our vesting provisions.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in this model are expected dividend yield, expected volatility, risk-free interest rate and expected term. The expected volatility for stock options to purchase Emdeon Common Stock is based on implied volatility from traded options of Emdeon Common Stock combined with historical volatility of Emdeon’s Common Stock. The expected volatility for stock options to purchase our Class A Common Stock is based on implied volatility from traded options of stock of comparable companies combined with historical stock price volatility of comparable companies.

•	Deferred Tax Assets. Our deferred tax assets are comprised primarily of net operating loss carryforwards. At December 31, 2006 and 2005, we had net operating loss carryforwards of approximately $676,000 and $643,000, respectively, on a separate return basis. At December 31, 2006, we had net operating loss carryforwards of $247,000 on a legal entity basis. This amount reflects the utilization of approximately $430,000 by the Emdeon consolidated group as a result of the sale of certain Emdeon businesses. Subject to certain limitations, these loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. Due to a lack of a history of generating taxable income, we record a valuation allowance equal to 100% of our net deferred tax assets. In the event that we are able to generate taxable earnings in the future and determine it is more likely than not that we can realize our deferred tax assets, an adjustment to the valuation allowance would be made which may increase income in the period that such determination is made, and may decrease income in subsequent periods.

•	Transactions with Emdeon. As discussed further below, our expenses reflect a services fee for an allocation of costs for corporate services provided by Emdeon. Our expenses also reflect the allocation of a portion of the cost of Emdeon’s healthcare plans and the allocation of stock-based compensation expense related to restricted stock awards and other stock-based compensation. Our sales and marketing expense reflects an allocation to Emdeon for the utilization by it of advertising services available to us from News Corporation. We are included in the consolidated federal tax return filed by Emdeon. In February 2007, we received a reimbursement of $140 million pursuant to our tax sharing agreement related to our federal tax net operating loss carryforwards utilized by Emdeon in connection with gains related to the sale of certain Emdeon businesses. Additionally, our revenue includes revenue from Emdeon for services we provide.

Transactions with Emdeon

In connection with the IPO in September 2005, we entered into a number of agreements with Emdeon governing the future relationship of the companies, including a Services Agreement, a Tax Sharing Agreement and an Indemnity Agreement. These agreements cover a variety of matters, including responsibility for certain liabilities, including tax liabilities, as well as matters related to Emdeon providing us with administrative services, such as payroll, accounting, tax, employee benefit plan, employee insurance, intellectual property, legal and information processing services. Under the Services Agreement, we have agreed to reimburse Emdeon an amount that reasonably approximates Emdeon’s cost of providing services to us. Emdeon has agreed to make the services available to us for up to five years; however, we are not required, under the Services Agreement, to continue to obtain services from Emdeon and are able to terminate services, in whole or in part, at any time generally by providing, with respect to the specified services or groups of services,

60 days’ prior notice and, in some cases, paying a nominal termination fee to cover costs relating to the termination. The terms of the Services Agreement provide that Emdeon has the option to terminate the services that it provides for us, in whole or in part, if it ceases to provide such services for itself, upon at least 180 days’ written notice to us.

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

On September 14, 2006, Emdeon completed the sale of Emdeon Practice Services (“EPS”) segment for approximately $565,000 in cash. On November 16, 2006, Emdeon completed the sale of a 52% interest in its Emdeon Business Services (“EBS”) segment for approximately $1,200,000 in cash. Emdeon recognized a taxable gain on the sale of its Emdeon Practice Services and Business Services segments and expects to utilize a portion of its federal net operating loss (“NOL”) carryforwards to offset the gain on these transactions. Under the tax sharing agreement between Emdeon and us, we were reimbursed for any of our NOL carryforwards utilized by Emdeon in these transactions at the current federal statutory rate of 35%. During February 2007, Emdeon reimbursed us $140,000 as an estimate of the payment required pursuant to the tax sharing agreement with respect to the EPS Sale and the EBS Sale which amount is subject to adjustment in connection with the filing of the applicable tax returns. This reimbursement was recorded as a capital contribution which increased additional paid-in-capital at December 31, 2006.

The consolidated financial statements include allocations for the following:

Charges from the Company to Emdeon

•	Revenue. Our revenue includes revenue from Emdeon for services we provide to other Emdeon businesses for licensing of our private portal services, revenue for licensing of our database of physicians, and advertising by Emdeon in The Little Blue Book, our physician directory. We record these revenues at rates comparable to those charged to third parties for comparable services.

•	Advertising Expense. Emdeon utilized the advertising services available to us from News Corporation, which are included in prepaid advertising within the accompanying consolidated balance sheets. We allocated costs to Emdeon based on its utilization of this asset. This charge included a proportional allocation based on the number of Emdeon operating segments identified in each advertisement and an allocation of cost to Emdeon for the promotion of the WebMD brand. Our portion of the advertising services utilized is reflected in sales and marketing expense and is reported net of the amount charged to Emdeon. On August 5, 2005, Emdeon and other businesses of Emdeon began to use “Emdeon” as their primary brand, instead of “WebMD.” Accordingly, we no longer allocate any advertising expense to Emdeon, or other businesses of Emdeon, related to any advertising that promotes the WebMD brand. If Emdeon uses our prepaid advertising for promotion of the Emdeon brand or other brands used by its other businesses, we will allocate the related cost to Emdeon; however, the amount of such future usage, if any, is currently unknown.

Charges from Emdeon to Our Company

•	Corporate Services. We are charged a services fee for costs related to corporate services provided to us by Emdeon. These amounts are reflected in general and administrative expenses within our consolidated statements of operations, net of any costs we may incur on behalf of Emdeon. Certain of our employees who had previously been associated with Emdeon were transferred to us during the third quarter of 2005 thus, our specific identification services fee, which historically reflected the expense of those employees, has been eliminated.

•	Healthcare Expense. We are charged healthcare expense for our employees’ participation in Emdeon’s healthcare plans. Healthcare expense is charged based on the total number of employees of our company and reflects Emdeon’s average cost of these benefits per employee. Healthcare expense is reflected in our consolidated statements of operations in the same expense caption as the related salary costs of those employees. We expect healthcare expense to vary in accordance with increases or decreases in our employee base and consistent with the cost of Emdeon’s healthcare plans.

•	Stock-based Compensation Expense. Stock-based compensation expense is related to stock option issuances and restricted stock awards of Emdeon’s Common Stock that have been granted to certain employees of the Company. Stock-based compensation expenses are allocated on a specific employee identification basis. The expense is reflected in the accompanying consolidated statements of operations in the same expense captions as the related salary costs of those employees. The allocation of stock-based compensation expense related to Emdeon’s Common Stock is recorded as a capital contribution in additional paid-in capital. Stock-based compensation expense allocated to us by Emdeon increased significantly due to our adoption of SFAS 123R on January 1, 2006, as discussed in Note 2 to the consolidated financial statements included in this Annual Report.

The following table summarizes the allocations reflected in our consolidated financial statements:

	Years Ended December 31,
	2006	2005	2004

Charges from the Company to Emdeon:
Intercompany revenue	$496	$336	$—
Advertising expense	—	1,877	4,702
Charges from Emdeon to the Company:
Corporate services — specific identification	—	1,756	3,618
Corporate services — shared services allocation	3,190	3,361	2,973
Healthcare expense	4,116	2,728	2,357
Stock-based compensation expense	6,183	1,356	1,749

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Years Ended December 31,
	2006		2005		2004
	$	%	$	%	$	%

Revenue	$253,881	100.0	$168,938	100.0	$134,148	100.0
Costs and expenses:
Cost of operations	106,387	41.9	70,538	41.8	52,377	39.0
Sales and marketing	76,189	30.0	51,756	30.6	47,358	35.3
General and administrative	52,338	20.6	29,550	17.5	22,122	16.5
Depreciation and amortization	17,647	7.0	10,653	6.3	5,620	4.2
Interest income	5,099	2.0	1,790	1.1	—	—

Income before income tax provision	6,419	2.5	8,231	4.9	6,671	5.0
Income tax provision	1,873	0.7	486	0.3	210	0.2

Net income	$4,546	1.8	$7,745	4.6	$6,461	4.8

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

•	We had licensed our content to News Corporation for use across its media properties for four years ending in January 2005, for cash payments totaling $12,000 per contract year.

•	Our company and AOL share revenue from advertising, commerce and programming on the health channels of certain AOL online sites and on a co-branded service we created for AOL. Under the terms of the current agreement which expires in May 2007, our revenue share is subject to a minimum annual guarantee. Included in the accompanying consolidated statements of operations, for the years ended December 31, 2006, 2005 and 2004 is revenue of $8,312, $7,805 and $7,242, respectively, which represents sales to third parties of advertising and sponsorship on the AOL health channels, primarily sold through our sales team. Also included in revenue during the years ended December 31, 2006, 2005 and 2004 is $5,125, $5,951 and $3,754, respectively, related to the guarantee discussed above.

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

Sales and marketing expense consists primarily of advertising, product and brand promotion, salaries and related expenses, and non-cash stock-based compensation. These expenses include items related to salaries and related expenses of account executives, account management and marketing personnel, costs and expenses for marketing programs, and fees for professional marketing and advertising services. Also included in sales and marketing expense are the non-cash advertising expenses discussed above.

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

Our discussions throughout this MD&A reference certain non-cash expenses. The following is a summary of our principal non-cash expenses:

•	Non-cash advertising expense. Expense related to the use of our prepaid advertising inventory that we received from News Corporation in exchange for equity instruments that Emdeon issued in connection with an agreement it entered into with News Corporation in 1999 and subsequently amended in 2000. This non-cash advertising expense is included in cost of operations when we utilize this advertising inventory in conjunction with offline advertising and sponsorship programs and is included in sales and marketing expense when we use the asset for promotion of our brand. The portion of the non-cash expense that is reflected in sales and marketing expense is reflected net of the expense we charge to Emdeon in connection with its use of this asset. Additionally, a non-cash advertising and distribution expense was included in 2004 related to the amortization of a warrant that Emdeon issued in 2001 to AOL as part of a strategic alliance Emdeon entered into with Time Warner in May 2001, under which our company became the primary provider of healthcare content, tools and services for use on certain AOL properties.

•	Non-cash stock-based compensation expense. Expense related to awards of our restricted Class A Common Stock and awards of employee stock options, as well as awards of restricted Emdeon common stock and awards of Emdeon stock options that have been granted to certain of our employees. Expense also related to shares issued to our non-employee directors. Non-cash stock-based compensation expense is reflected in the same expense captions as the related salary costs of the respective employees.

The following table is a summary of our non-cash expenses included in the respective statements of operations captions.

	Years Ended December 31,
	2006	2005	2004

Advertising expense:
Cost of operations	$—	$336	$901
Sales and marketing	7,415	8,656	11,246

Total advertising expense	$7,415	$8,992	$12,147

Stock-based compensation expense:
Cost of operations	$8,744	$394	$498
Sales and marketing	5,870	368	615
General and administrative	12,083	1,553	636

Total stock-based compensation expense	$26,697	$2,315	$1,749

2006 and 2005

The following discussion is a comparison of our results of operations on a consolidated basis for the year ended December 31, 2006 to the year ended December 31, 2005.

Revenue

Our total revenue increased 50.3% to $253,881 in 2006 from $168,938 in 2005. Online Services accounted for $77,465 or 91.2% of the revenue increase for 2006. Publishing and Other Services accounted for $7,478 or 8.8% of the revenue increase for 2006. Excluding the impact of the 2006 and 2005 acquisitions on revenue, total revenue increased approximately $55,000 or 32% organically from 2005 to 2006.

Costs and Expenses

Cost of Operations.  Cost of operations increased to $106,387 in 2006 from $70,538 in 2005. As a percentage of revenue, cost of operations was 41.9% in 2006, compared to 41.8% in 2005. Included in cost of operations were non-cash expenses of $8,744 in 2006 and $730 in 2005. The increase in non-cash expenses during 2006 compared to last year was primarily related to stock-based compensation expense as a result of the adoption of SFAS 123R. Cost of operations, excluding non-cash expense, was $97,643 or 38.5% of revenue in 2006, compared to $69,808 or 41.3% of revenue in 2005. The decrease as a percentage of revenue was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in cost of operations expenses. The increase in absolute dollars was primarily attributable to increases in compensation related costs due to higher staffing levels and outside personnel expenses relating to our Web site operations and development. Higher costs associated with creating and licensing our content, increased production costs related to the timing of WebMD the Magazine which shipped larger issues in 2006 compared with 2005 and expenses relating to our acquisitions also contributed to the increase. Additionally, the year ended December 31, 2005 included approximately $700 of severance costs.

Sales and Marketing.  Sales and marketing expense increased to $76,189 in 2006 from $51,756 in 2005. As a percentage of revenue, sales and marketing was 30.0% for the year ended December 31, 2006, compared to 30.6% in the same period last year. Included in sales and marketing expense in 2006 were non-cash expenses related to advertising of $7,415, a decrease from $8,656 in 2005. The decrease in non-cash advertising expenses was due to lower utilization of our prepaid advertising inventory. We allocated $1,877 of advertising expense in 2005 to Emdeon related to its utilization of this asset. As discussed elsewhere in this MD&A document, our non-cash advertising expense is reflected net of what is charged to Emdeon for its utilization of the prepaid advertising. On August 5, 2005, Emdeon and other businesses of Emdeon began to use “Emdeon” as their primary brand, instead of “WebMD.” Accordingly, we no longer allocate any advertising expense to Emdeon, or other businesses of Emdeon, related to any advertising that promotes the WebMD brand. Also included in sales and marketing expense were non-cash expenses related to stock-based compensation expense of $5,870 for the year ended December 31, 2006 compared to $368 in the same period last year. The increase in non-cash expenses during 2006 compared to last year was primarily related to stock-based compensation expense as a result of the adoption of SFAS 123R. Sales and marketing expense, excluding non-cash expenses, was $62,904 or 24.8% of revenue in 2006, compared to $42,732 or 25.3% of revenue in 2005. The decrease as a percentage of revenue in 2006 was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in sales and marketing expense. The increase in absolute dollars in 2006 compared to 2005 was primarily attributable to increases in compensation related costs due to increased staffing and sales commissions related to higher revenue and to expenses related to our acquisitions. Additionally, the year ended December 31, 2005 included approximately $250 of severance costs.

General and Administrative.  General and administrative expense increased to $52,338 in 2006 from $29,550 in 2005. As a percentage of revenue, general and administrative expenses was 20.6% for the year ended December 31, 2006, compared to 17.5% in the same period last year. Included in general and administrative expense were non-cash expenses related to stock-based compensation expense of $12,083 in 2006 and $1,553 in 2005. The increase in stock-based compensation expense primarily related to the adoption of SFAS 123R. General and administrative expense, excluding non-cash stock-based compensation expense discussed above, was $40,255 or 15.9% of revenue in 2006 compared to $27,997 or 16.6% of revenue in 2005. The decrease as a percentage of revenue in 2006 compared to 2005 was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in general and administrative expense. The increase in absolute dollars in 2006 compared to 2005 was primarily attributable to higher staffing levels and increased expenses related to our acquisitions and public company related costs. Additionally, the year ended December 31, 2005 included a charge of approximately $2,200 related to the resignation of our former CEO and recruitment of our Executive Vice President of Product and Programming and Chief Technology Officer.

Depreciation and Amortization.  Depreciation and amortization expense increased to $17,647 in 2006 from $10,653 in 2005. The increase over the prior year was primarily due to amortization of intangible assets relating to the Subimo, Summex, eMedicine, Conceptis and Medsite acquisitions, as well as the increase in depreciation expense relating to capital expenditures in 2006 and 2005.

Interest Income.  Interest income of $5,099 in 2006 and $1,790 in 2005 relates to our investment of excess cash including a portion of the proceeds from our IPO.

Income Tax Provision.  Income tax provision primarily represents taxes from profitable operations in certain jurisdictions in which we do not have net operating loss carryforwards to offset that income. Accordingly, we provided for taxes of $1,873 related to state and other jurisdictions in 2006, compared to $486 in 2005.

2005 and 2004

The following discussion is a comparison of our results of operations on a consolidated basis for the year ended December 31, 2005 to the year ended December 31, 2004.

Revenue

Our total revenue increased 25.9% to $168,938 in 2005, from $134,148 in 2004. Online Services accounted for $32,013 or 92.0% of the revenue increase for 2005. Publishing and Other Services accounted for $2,777 or 8.0% of the revenue increase for 2005. Our revenue from customers acquired through our acquisitions in 2005 and 2004 contributed $10,538 to the overall increase in revenue for 2005. Our content syndication revenue and earnings for the year ended December 31, 2005 also reflected a $11,000 decline relating to the expiration in January 2005 of our content syndication agreement with News Corporation, which had no corresponding incremental expenses.

Costs and Expenses

Cost of Operations.  Cost of operations increased to $70,538 in 2005 from $52,377 in 2004. As a percentage of revenue, cost of operations was 41.8% in 2005, compared to 39.0% in 2004. The increase as a percentage of revenue was primarily due to a change in revenue mix, as the News Corporation content syndication revenue, which had no corresponding incremental expenses, was replaced with revenue that has normal cost of operations. In addition, the increase was attributable to increases in compensation related costs due to higher staffing levels and outside personnel expenses relating to our Web site operations, non-capitalized Web site development costs, increased costs associated with creating and licensing our content and severance costs of approximately $700. Included in cost of operations were non-cash advertising costs of $336 in 2005 and $901 in 2004 related to the sale and fulfillment of offline advertising.

Sales and Marketing.  Sales and marketing expense increased to $51,756 in 2005 from $47,358 in 2004. Included in sales and marketing expense in 2005 were non-cash expenses related to advertising and distribution services of $8,656, a decrease from $11,246 in 2004. The decrease in non-cash expenses was due to lower advertising expense related to our utilization of our prepaid advertising inventory as well as a decline in the expense related to our distribution arrangement with AOL, which was fully amortized in May 2004. We allocated $1,877 of advertising expense in 2005 to Emdeon related to its utilization of this asset as compared to $4,702 in 2004. As discussed elsewhere in this MD&A, our non-cash advertising expense is reflected net of what is charged to Emdeon for its utilization of the prepaid advertising. On August 5, 2005, Emdeon and other businesses of Emdeon began to use “Emdeon” as their primary brand, instead of “WebMD.” Accordingly, we will no longer allocate any advertising expense to Emdeon, or other businesses of Emdeon, related to any advertising that promotes the WebMD brand. Sales and marketing expense, excluding non-cash advertising and distribution expense, was $43,100 or 25.5% of revenue in 2005, compared to $36,112 or 26.9% of revenue in 2004. Although we experienced increases in compensation related costs due to increased staffing and sales commissions related to higher revenue, the decrease as a percentage of revenue in 2005 was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in expenses. This was due to the fact that, with the exception of increased staffing and additional sales commissions, incremental revenue generally did not require additional sales and marketing expenses.

General and Administrative.  General and administrative expense increased to $29,550 in 2005 from $22,122 in 2004. Included in general and administrative expense were non-cash expenses related to stock-based compensation expense of $1,553 in 2005 and $636 in 2004. The increase in stock-based compensation expense primarily related to restricted stock issued in conjunction with the IPO. General and administrative expense, excluding non-cash stock-based compensation expense discussed above, was $27,997 or 16.6% of revenue in 2005 compared to $21,486 or 16.0% of revenue in 2004. The increase compared to last year was primarily due to increases in personnel related expenses, including the increases as a result of acquisitions which were completed in the fourth quarter of 2004 and the first quarter of 2005 and approximately $2,200 of expense in connection with the resignation of our former CEO and recruitment of our Executive Vice President of Product and Programming and Chief Technology Officer. These items were partially offset by the elimination of expense related to the termination of a sponsorship agreement in 2004.

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

The following table presents the results of our operations for each of our operating segments and a reconciliation to net income:

	Years Ended December 31,
	2006	2005	2004

Revenue
Online Services:
Advertising and sponsorship	$170,626	$109,977	$83,828
Licensing	55,621	34,113	15,841
Content syndication and other	3,518	8,210	20,618

Total Online Services	229,765	152,300	120,287
Publishing and Other Services	24,116	16,638	13,861

	$253,881	$168,938	$134,148

Earnings before interest, taxes, depreciation, amortization and other non-cash items
Online Services	$52,324	$28,313	$24,902
Publishing and Other Services	755	88	1,285

	53,079	28,401	26,187
Interest, taxes, depreciation, amortization and other non-cash items
Interest income	5,099	1,790	—
Depreciation and amortization	(17,647)	(10,653)	(5,620)
Non-cash advertising	(7,415)	(8,992)	(12,147)
Non-cash stock-based compensation	(26,697)	(2,315)	(1,749)
Income tax provision	(1,873)	(486)	(210)

Net income	$4,546	$7,745	$6,461

2006 and 2005

The following discussion is a comparison of the results of operations for our two operating segments for the year ended December 31, 2006 to the year ended December 31, 2005.

Online Services.  Revenue was $229,765 in 2006, an increase of $77,465 or 50.9% from 2005. Advertising and sponsorship revenue increased $60,649 or 55.1% in 2006 compared to 2005. The increase in advertising and sponsorship revenue was primarily attributable to an increase in the number of brands and sponsored programs promoted on our sites as well as the acquisitions of Conceptis in December 2005, eMedicine in January 2006 and Medsite in September 2006. The acquisitions of Conceptis, eMedicine and Medsite contributed approximately $21,200 of advertising and sponsorship revenue for the year ended

December 31, 2006. Including the Conceptis, eMedicine and Medsite acquisitions, the number of such programs grew to approximately 800 in 2006 compared to approximately 570 in 2005. Licensing revenue increased $21,508 or 63.0% in 2006 compared to 2005. This increase was due to an increase in the number of companies using our private portal platform to 99 from 78 last year. We also have approximately 150 additional customers who purchase stand alone decision support services from us as a result of the acquisitions completed in 2005 and 2006. The acquisitions of Summex and Subimo contributed approximately $4,400 in licensing revenue for the year ended December 31, 2006. HealthShare pre-acquisition revenue not included in our results for the period from January 1, 2005 to March 13, 2005 was $1,824. Content syndication and other revenue declined $4,692 for the year ended December 31, 2006 from $8,210 in 2005.

Our Online Services earnings before interest, taxes, depreciation, amortization and other non-cash items was $52,324 or 22.8% of revenue in 2006, compared to $28,313 or 18.6% of revenue in 2005. This increase as a percentage of revenue was primarily due to higher revenue from the increase in number of brands and sponsored programs in our public portals as well as the increase in companies using our private online portal without incurring a proportionate increase in overall expenses, offset by a charge of approximately $3,150 during the year ended December 31, 2005 related to the resignation of our former CEO and other personnel and the recruitment of our Executive Vice President of Product and Programming and Chief Technology Officer.

Publishing and Other Services.  Revenue was $24,116 in 2006, compared to $16,638 in 2005. The increase was primarily attributable to our acquisition of Conceptis in December 2005, which contributed approximately $4,000 in offline medical education revenue for the year ended December 31, 2006 and higher revenue from The Little Blue Book physician oriented offerings.

Our Publishing and Other Services earnings before interest, taxes, depreciation, amortization and other non-cash items was $755 in 2006, compared to $88 in 2005. The increase was primarily attributable to a change in mix of revenues to higher margin products compared to the same period last year.

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

Earnings before interest, taxes, depreciation, amortization and other non-cash items was $28,313 or 18.6% of revenue in 2005, compared to $24,902 or 20.7% of revenue in 2004. This decline as a percentage of revenue was due primarily to charges of approximately $3,150 related to the resignation of our former CEO and other personnel and the recruitment of our Executive Vice President of Product and Programming and Chief Technology Officer. Higher information technology, as well as higher sales and marketing expenses and the decline in content syndication revenue from News Corporation, which had no corresponding incremental expenses, also contributed to this decline. These items contributing to the decline as a percentage of revenue were offset by the elimination of expenses related to the termination of a sponsorship agreement in 2004.

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

Liquidity and Capital Resources

As of December 31, 2006, we had $54,150 of cash and cash equivalents and short-term investments. Our working capital as of December 31, 2006 was $184,394. Our working capital is affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities in 2006 was $52,801, which related to net income of $4,546, adjusted for non-cash expenses of $51,852, which included depreciation and amortization, non-cash advertising expense, non-cash stock-based compensation expense and a reversal of an income tax valuation allowance applied to goodwill. Additionally, changes in working capital utilized cash flow of $3,597, primarily due to an increase in accounts receivable of $25,430 and a change in amounts due from Emdeon of $1,568, offset by an increase in deferred revenue of $17,502 and an increase in accrued expenses and other long-term liabilities of $6,698. Cash provided by operating activities in 2005 was $28,605, which related to net income of $7,745 adjusted for non-cash expenses of $21,960. Changes in working capital utilized cash flow of $1,100, primarily due to an increase in accounts receivable of $13,974, partially offset by increases in accrued expenses of $6,323, a deferred credit related to lease incentives of $4,398 and amounts due to Emdeon of $3,672.

Cash used in investing activities in 2006 was $83,845, which primarily related to the acquisitions of eMedicine, Summex, Medsite and Subimo and investments in property and equipment primarily to enhance our technology platform, partially offset by net maturities and sales of available-for-sale securities of $74,774. Cash used in investing activities in 2005 was $146,606, which primarily related to net purchases of available-for-sale securities of $77,728, the acquisitions of HealthShare and Conceptis and investments in property and equipment primarily as a result of the build-out of our new corporate offices in New York.

Cash provided by financing activities in 2005 principally related to the proceeds received from the IPO and net cash amounts received from, or transferred to, Emdeon.

The following table summarizes our principal commitments as of December 31, 2006 for future specified contractual obligations that have not been accrued for in our consolidated balance sheet, as well as the estimated timing of the cash payments associated with these obligations. Management has used estimates and assumptions as to the timing of the cash flows associated with these commitments. Management’s estimates of the timing of future cash flows are largely based on historical experience, and accordingly, actual timing of cash flows may vary from these estimates.

		Less Than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Leases	$43,808	$6,347	$11,669	$10,798	$14,994
Purchase obligations(1)	1,486	1,486

Total	$45,294	$7,833	$11,669	$10,798	$14,994

(1)	Purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity and delivery.

Potential future cash commitments not included in the specified contractual obligations table above or accrued for in our consolidated balance sheet include our anticipated 2007 capital expenditure requirements which we currently estimate at $15,000 to $20,000. Our anticipated capital expenditures primarily relate to improvements that will be deployed across our public and private portal web sites in order to enable us to service future growth in unique users, page views and private portal customers, as well as to create new sponsorship areas for our customers. We believe that our available cash resources and future cash flow from operations, will provide sufficient cash resources to meet the commitments described above and to fund our currently anticipated working capital and capital expenditure requirements for up to twenty-four months. Our future liquidity and capital requirements will depend upon numerous factors, including retention of customers at current volume and revenue levels, our existing and new application and service offerings, competing technological and market developments, and potential future acquisitions. In addition, our ability to generate cash flow is subject to numerous factors beyond our control, including general economic, regulatory and other matters affecting us and our customers. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. We cannot assure you that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders. Future indebtedness may impose various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

Recent Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits many financial instruments and certain other items to be measured at fair value at the option of the Company. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits the choice to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for financial statements issued for the first fiscal year beginning after November 15, 2007. Early adoption is permitted provided that the choice be made in the first 120 days of that fiscal year and SFAS No. 157, “Fair Value Measurements” is also adopted. The Company is currently evaluating the impact, if any, that this new standard will have on the Company’s results of operations, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that this new standard will have on the Company’s results of operations, financial position or cash flows.

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

Changes in prevailing interest rates will cause the market value of the investment to fluctuate. To minimize this risk, we will maintain a portfolio of cash equivalents, short-term investments and marketable securities in commercial paper, non-government debt securities, money market funds and highly liquid United States Treasury notes. We view these high grade securities within our portfolio as having similar market risk characteristics.

Principal amounts expected to mature are $9.5 million during 2007.

We have not utilized derivative financial instruments in our investment portfolio.

Item 8.	Financial Statements and Supplementary Data

Financial Statements

Our financial statements required by this item are contained on pages F-1 through F-41 of this Annual Report on Form 10-K. See Item 15(a)(1) for a listing of financial statements provided.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), Emdeon management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of December 31, 2006.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and Chief Financial Officer, concluded that there were no changes in WebMD’s internal control over financial reporting, as defined in Exchange Act Rule 13(a)-15(f), occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting, except for changes in internal controls in connection with: the continuing conversion by WebMD to a new enterprise resource planning system (including new accounting software). During the fourth quarter of 2006, WebMD continued the implementation of a new third party enterprise resource planning system which it began to implement earlier in 2006. As a result, certain business processes and accounting procedures of WebMD have changed. These changes were made in accordance with WebMD’s plan to implement separate systems from those of Emdeon and not in response to any identified deficiency or weakness in WebMD’s or Emdeon’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of March, 2007.

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

Signature	Capacity	Date

/s/ Wayne T. Gattinella Wayne T. Gattinella	Director; President and Chief Executive Officer (principal executive officer)	March 2, 2007

/s/ Anthony Vuolo Anthony Vuolo	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 2, 2007

/s/ Mark J. Adler, M.D. Mark J. Adler, M.D.	Director	March 1, 2007

/s/ Neil F. Dimick Neil F. Dimick	Director	March 1, 2007

/s/ Jerome C. Keller Jerome C. Keller	Director	March 1, 2007

/s/ James V. Manning James V. Manning	Director	March 1, 2007

/s/ Abdool Rahim Moossa, M.D. Abdool Rahim Moossa, M.D.	Director	March 1, 2007

Signature	Capacity	Date

/s/ Stanley S. Trotman, Jr. Stanley S. Trotman, Jr.	Director	March 1, 2007

/s/ Martin J. Wygod Martin J. Wygod	Director	March 1, 2007

WEBMD HEALTH CORP.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The following financial statements of the Company and its subsidiaries required to be included in Item 15(a) (1) of Form 10-K are listed below:

Page

WebMD Health Corp.
Report of Management on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3
Report of Independent Registered Public Accounting Firm	F-4
Consolidated Balance Sheets as of December 31, 2006 and 2005	F-5
Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004	F-6
Consolidated Statements of Stockholders’ Equity and Owner’s Net Investment for the Years Ended December 31, 2006, 2005 and 2004	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	F-8
Notes to Consolidated Financial Statements	F-9
Supplemental Financial Data:
The following supplementary financial data of the Registrant and its subsidiaries required to be included in Item 15(a)(2) of Form 10-K are listed below:
Schedule II — Valuation and Qualifying Accounts	S-1

All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in the notes thereto. Columns omitted from the schedule filed have been omitted because the information is not applicable.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of WebMD Health Corp. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 (the Exchange Act) as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by its board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

WebMD management assessed the effectiveness of WebMD’s internal control over financial reporting as of December 31, 2006. In making this assessment, WebMD management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment and those criteria, WebMD management concluded that WebMD maintained effective internal control over financial reporting as of December 31, 2006.

The audited consolidated financial statements of WebMD included in this Annual Report on Form 10-K (the “Financial Statements”) include: the results of Summex Corporation (“Summex”) from June 13, 2006, the date of its acquisition by WebMD; the results of businesses acquired from Medsite, Inc. (“Medsite”) from September 11, 2006, the date of WebMD’s acquisitions of those assets and assumption of related liabilities; and the results of Subimo, LLC (“Subimo”) from December 15, 2006, the date of its acquisition by WebMD. Those acquisitions are described in Note 5 of the Financial Statements under the caption “2006 Acquisitions.” However, WebMD management’s assessment of internal control over financial reporting of WebMD does not include an assessment of internal control over financial reporting of Summex, Medsite or Subimo, which together constituted 24.2% of WebMD’s total assets as of December 31, 2006 and 3.6% of WebMD’s revenues for the year then ended.

Ernst & Young, LLP, the independent registered public accounting firm that audited and reported on the Financial Statements, has issued a report on WebMD management’s assessment of WebMD’s internal control over financial reporting. That report appears on page F-3.

March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
WebMD Health Corp.

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that WebMD Health Corp. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WebMD Health Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Report of Management on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Summex Corporation, Medsite, Inc. and Subimo, LLC, which are included in the 2006 consolidated financial statements of WebMD Health Corp. from the date of their acquisitions on June 13, 2006, September 11, 2006 and December 15, 2006, respectively, and together constituted 24.2% of total assets as of December 31, 2006 and 3.6% of revenues for the year then ended. Our audit of internal control over financial reporting of WebMD Health Corp. also did not include an evaluation of the internal control over financial reporting of Summex Corporation, Medsite, Inc. and Subimo, LLC.

In our opinion, management’s assessment that WebMD Health Corp. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, WebMD Health Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WebMD Health Corp. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and owner’s net investment, and cash flows for each of the three years in the period ended December 31, 2006 of WebMD Health Corp. and our report dated March 1, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

MetroPark, New Jersey
March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
WebMD Health Corp.

We have audited the accompanying consolidated balance sheets of WebMD Health Corp. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and owner’s net investment, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WebMD Health Corp. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” using the modified prospective transition method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of WebMD Health Corp.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

MetroPark, New Jersey
March 1, 2007

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$44,660	$75,704
Short-term investments	9,490	78,073
Accounts receivable, net of allowance for doubtful accounts of $956 at December 31, 2006 and $859 at December 31, 2005	89,652	57,245
Current portion of prepaid advertising	2,656	7,424
Due from Emdeon	143,153	—
Other current assets	5,360	3,977

Total current assets	294,971	222,423
Property and equipment, net	44,709	21,014
Prepaid advertising	9,459	12,104
Goodwill	225,028	100,669
Intangible assets, net	45,268	20,503
Other assets	530	176

	$619,965	$376,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$32,846	$30,400
Deferred revenue	77,731	36,495
Due to Emdeon	—	3,672

Total current liabilities	110,577	70,567
Other long-term liabilities	7,912	7,010

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value per share, 500,000,000 shares authorized; 8,337,846 shares issued and outstanding at December 31, 2006 and 7,954,426 shares issued and outstanding at December 31, 2005	83	80
Class B Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 48,100,000 shares issued and outstanding at December 31, 2006 and December 31, 2005	481	481
Deferred stock compensation	—	(5,736)
Additional paid-in capital	488,033	296,266
Accumulated other comprehensive loss	—	(112)
Retained earnings	12,879	8,333

Total stockholders’ equity	501,476	299,312

	$619,965	$376,889

See accompanying notes.

WEBMD HEALTH CORP

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004

Revenue	$253,881	$168,938	$134,148
Costs and expenses:
Cost of operations	106,387	70,538	52,377
Sales and marketing	76,189	51,756	47,358
General and administrative	52,338	29,550	22,122
Depreciation and amortization	17,647	10,653	5,620
Interest income	5,099	1,790	—

Income before tax provision	6,419	8,231	6,671
Income tax provision	1,873	486	210

Net income	$4,546	$7,745	$6,461

Net income per common share:
Basic and diluted	$0.08	$0.15	$0.13

Weighted-average shares outstanding used in computing net income per common share:
Basic	56,145	50,132	48,100

Diluted	58,075	50,532	48,100

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OWNER’S NET INVESTMENT
(In thousands, except share amounts)

		Stockholders’ Equity
								Accumulated
		Class A		Class B				Other
	Owner’s Net	Common Stock		Common Stock		Deferred	Additional	Comprehensive	Retained
	Investment	Shares	Amount	Shares	Amount	Compensation	Paid-in-Capital	Income	Earnings	Total

Balances at December 31, 2003	$85,527	—	$—	—	$—	$—	$—	$—	$—	$85,527
Net income	6,461	—	—	—	—	—	—	—	—	6,461
Net transfers from Emdeon	8,749	—	—	—	—	—	—	—	—	8,749

Balances at December 31, 2004	100,737	—	—	—	—	—	—	—	—	100,737
Net income (loss)	(1,705)	—	—	—	—	—	—	—	9,450	7,745
Changes in unrealized losses on securities	—	—	—	—	—	—	—	(112)	—	(112)
Comprehensive income	—	—	—	—	—	—	—	—	—	7,633
Transfers from Emdeon, including non-cash transfers	63,976	—	—	—	—	—	360	—	—	64,336
Contribution	(163,008)	—	—	48,100,000	481	—	162,527	—	—	—
Issuance of Class A Common Stock, net of costs	—	7,954,426	80	—	—	—	125,652	—	—	125,732
Stock options issued to Emdeon employees	—	—	—	—	—	—	1,117	—	(1,117)	—
Deferred stock compensation	—	—	—	—	—	(6,610)	6,610	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	874	—	—	—	874

Balances at December 31, 2005	—	7,954,426	80	48,100,000	481	(5,736)	296,266	(112)	8,333	299,312
Net income	—	—	—	—	—	—	—	—	4,546	4,546
Changes in unrealized losses on securities	—	—	—	—	—	—	—	112	—	112
Comprehensive income	—	—	—	—	—	—	—	—	—	4,658
Contribution from Emdeon for utilization of Federal NOL	—	—	—	—	—	—	140,000	—	—	140,000
Contribution from Emdeon for non-cash transfer of stock based compensation expense	—	—	—	—	—	—	6,183	—	—	6,183
Issuance of Class A Common Stock	—	383,420	3	—	—	—	5,254	—	—	5,257
Issuance of restricted stock to non-employee directors	—	—	—	—	—	—	340	—	—	340
Shares withheld to satisfy tax withholdings	—	—	—	—	—	—	(448)	—	—	(448)
Reversal of deferred stock-compensation — adoption of SFAS 123R	—	—	—	—	—	5,736	(5,736)	—	—	—
Stock compensation	—	—	—	—	—		20,174	—	—	20,174
Subimo Acquisition	—			—	—	—	26,000	—	—	26,000

Balances at December 31, 2006	$—	8,337,846	$83	48,100,000	$481	$—	$488,033	$—	$12,879	$501,476

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net income	$4,546	$7,745	$6,461
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,647	10,653	5,620
Non-cash advertising	7,415	8,992	12,147
Non-cash stock-based compensation	26,697	2,315	1,749
Reversal of income tax valuation allowance applied to goodwill	94	—	—
Changes in operating assets and liabilities:
Accounts receivable	(25,430)	(13,974)	(17,125)
Other assets	(800)	(567)	1,456
Accrued expenses and other long-term liabilities	6,698	10,721	2,952
Due (from) to Emdeon	(1,568)	3,672	—
Deferred revenue	17,502	(952)	4,878

Net cash provided by operating activities	52,801	28,605	18,138
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	304,184	87,450	—
Purchases of available-for-sale securities	(229,410)	(165,178)	—
Purchases of property and equipment	(28,452)	(18,126)	(4,321)
Cash paid in business combinations, net of cash acquired	(130,167)	(50,752)	(22,421)

Net cash used in investing activities	(83,845)	(146,606)	(26,742)
Cash flows from financing activities:
Proceeds from issuance of common stock	5,257	125,392	—
Net cash transfers with Emdeon	(5,257)	64,857	11,702

Net cash provided by financing activities	—	190,249	11,702

Net (decrease) increase in cash and cash equivalents	(31,044)	72,248	3,098
Cash and cash equivalents at beginning of period	75,704	3,456	358

Cash and cash equivalents at end of period	$44,660	$75,704	$3,456

See accompanying notes.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1.	Background and Basis of Presentation

Background

WebMD Health Corp. (the “Company”) is a Delaware corporation that was incorporated on May 3, 2005. The Company completed an initial public offering (“IPO”) of Class A Common Stock on September 28, 2005. The Company’s Class A Common Stock has traded on the Nasdaq National Market under the symbol “WBMD” since September 29, 2005 and now trades on the Nasdaq Global Select Market. Prior to the date of the IPO, the Company was a wholly-owned subsidiary of Emdeon Corporation (“Emdeon”) and its consolidated financial statements had been derived from the consolidated financial statements and accounting records of Emdeon, principally representing the WebMD segment, using the historical results of operations, and historical basis of assets and liabilities of the WebMD related businesses. Since the completion of the IPO, the Company is a majority-owned subsidiary of Emdeon, which currently owns 84.6% of the equity of the Company. The Company’s Class A Common Stock has one vote per share, while the Company’s Class B Common Stock has five votes per share. As a result, the Company’s Class B Common Stock owned by Emdeon represented, as of December 31, 2006, 96.5% of the combined voting power of the Company’s outstanding Common Stock.

Business

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

Basis of Presentation

The Company’s Class A Common Stock has traded on the Nasdaq National Market under the symbol “WBMD” since September 29, 2005 and now trades on the Nasdaq Global Select Market. Prior to the date of the IPO, the Company’s consolidated financial statements had been derived from the consolidated financial statements and accounting records of Emdeon, principally representing its WebMD segment, using the historical results of operations, and historical basis of assets and liabilities of the WebMD related business.

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

Marketable Securities

The Company classifies its investments in marketable securities as available-for-sale at the time of purchase and re-evaluates such classifications at each balance sheet date. Available-for-sale securities are carried at fair value as of the balance sheet date. As of December 31, 2006 and 2005, all marketable securities were classified as available-for-sale and were primarily invested in U.S. Treasury Notes and auction rate securities. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income in stockholders’ equity. The cost of securities is based on the specific identification method.

Allowance for Doubtful Accounts

The allowance for doubtful accounts receivable reflects the Company’s best estimate of losses inherent in the Company’s receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence.

Internal Use Software

The Company accounts for internal use software development costs in accordance with Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Software development costs that are incurred in the preliminary project stage are expensed as incurred. Once certain criteria of SOP 98-1 have been met, internal and external direct costs incurred in developing or obtaining computer software are capitalized. The Company capitalized $8,027 and $359 during the years ended December 31, 2006 and 2005, respectively. Capitalized internal use software development costs are included in property and equipment in the accompanying consolidated balance sheet. Training and data conversion costs are expensed as incurred. Capitalized software costs are depreciated over a three-year period. Depreciation expense related to internal use software was $719 during the year ended December 31, 2006. Depreciation expense related to internal use software in the years ended December 31, 2005 and 2004 was not material.

Web Site Development Costs

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-2, “Accounting for Web Site Development Costs,” costs related to the planning and post implementation phases of the Company’s Web site development efforts, as well as minor enhancements and maintenance, are expensed as incurred. Direct costs incurred in the development phase are capitalized. The Company capitalized $11,543 and $1,222 during the years ended December 31, 2006 and 2005, respectively. These capitalized costs are included in property and equipment in the accompanying consolidated balance sheets and are depreciated over a three-year period. Depreciation expense related to Web site development costs was $444 during the year ended December 31, 2006. There was no depreciation expense related to Web site development in the years ended December 31, 2005 and 2004.

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

Goodwill and Intangible Assets

Goodwill and intangible assets resulting from acquisitions are accounted for under the purchase method. Intangible assets with definite lives are amortized on a straight-line basis over the estimated useful lives of the related assets as follows:

Content	2 to 5 years
Customer relationships	2 to 12 years
Acquired technology and patents	3 years
Trade names	3 to 10 years

Recoverability

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company reviews the carrying value of goodwill annually and whenever indicators of impairment are present. The Company measures impairment losses by comparing the carrying value of its reporting units to the fair value of its reporting units determined using an income approach valuation. The Company’s reporting units are determined in accordance with SFAS No. 142, which defines a reporting unit as an operating segment or one level below an operating segment.

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

Revenue from advertising is recognized as advertisements are delivered or as publications are distributed. Revenue from sponsorship arrangements, content syndication and distribution arrangements, and licenses of healthcare management tools and private portals as well as related health coaching services are recognized ratably over the term of the applicable agreement. Revenue from the sponsorship of CME is recognized over the period the Company substantially completes its contractual deliverables as determined by the applicable agreements. Subscription revenue is recognized over the subscription period. When contractual arrangements contain multiple elements, revenue is allocated to each element based on its relative fair value determined using prices charged when elements are sold separately. In certain instances where fair value does not exist for all the elements, the amount of revenue allocated to the delivered elements equals the total consideration less the fair value of the undelivered elements. In instances where fair value does not exist for the undelivered elements, revenue is recognized when the last element is delivered.

Sales, Use and Value Added Tax

The Company excludes sales, use and value added tax from revenue in the consolidated statements of operations.

Accounting for Stock-Based Compensation

As discussed more fully in Note 12, on January 1, 2006, the Company adopted SFAS No. 123, “(Revised 2004): Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. The Company elected to use the modified prospective transition method and as a result prior period results were not restated. Under the modified prospective transition method, awards that were granted or modified on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested stock options and restricted stock awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, using the same grant date fair value and same expense attribution method used under SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized for all stock-based compensation beginning January 1, 2006. The portion of stock-based compensation expense related to the adoption of SFAS 123R for the year ended December 31, 2006 was $21,794.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation using the intrinsic value method under the recognition and measurement principles of APB 25, and related

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the components and classification of stock-based compensation expense:

	Years Ended December 31,
	2006	2005	2004

Emdeon Plans:
Stock options	$5,172	$—	$188
Restricted stock	916	1,356	1,561
Company’s Plan:
Stock options	16,606	—	—
Restricted stock	3,499	874	—
ESPP	95	—	—
Other	409	85	—

Total stock-based compensation expense	$26,697	$2,315	$1,749

Included in:
Cost of operations	$8,744	$394	$498
Sales and marketing	5,870	368	615
General and administrative	12,083	1,553	636

Total stock-based compensation expense	$26,697	$2,315	$1,749

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets. As of December 31, 2006, approximately $2,931 and $42,982 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 0.92 years and 2.05 years, related to the Emdeon Plans, and the Company’s Plan, respectively.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes pro forma net income (loss) and net income (loss) per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the years ended December 31, 2005 and 2004:

	Years Ended December 31,
	2005	2004

Net income as reported	$7,745	$6,461
Add: Stock-based employee compensation expense included in reported net income	2,315	1,749
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(15,771)	(10,608)

Pro forma net loss	$(5,711)	$(2,398)

Net income (loss) per common share:
Basic and diluted — as reported	$0.15	$0.13

Basic and diluted — pro forma	$(0.11)	$(0.05)

Advertising Costs

Advertising costs are generally expensed as incurred and included in sales and marketing expense in the accompanying consolidated statements of operations. Advertising expense totaled $12,533, $13,156 and $13,920 in 2006, 2005 and 2004, respectively. Included in these amounts are non-cash advertising costs of $7,415, $8,656 and $9,302 in 2006, 2005 and 2004, respectively, related to the advertising services received from News Corporation.

Concentration of Credit Risk

None of the Company’s customers individually accounted for more than 10% of the Company’s revenue in 2006, 2005 or 2004 or more than 10% of the Company’s accounts receivable as of December 31, 2006, 2005 or 2004.

The Company’s revenue is principally generated in the United States. An adverse change in economic conditions in the United States could negatively affect the Company’s revenue and results of operations. Due to the acquisition of Conceptis Technologies Inc., the Company recorded revenue from foreign customers of $3,475 and $405 during the years ended December 31, 2006 and 2005, respectively.

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

Income Per Common Share

Basic and diluted income per common share are presented in conformity with SFAS No. 128, “Earnings Per Share”. In accordance with SFAS No. 128, basic income per common share has been computed using the

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

weighted-average number of shares of common stock outstanding during the periods presented. Diluted income per common share has been computed using the weighted-average number of shares of common stock outstanding during the periods, increased to give effect to potentially dilutive securities.

	Years Ended December 31,
	2006	2005	2004

Numerator:
Net income	$4,546	$7,745	$6,461

Denominator: (shares in thousands)
Weighted-average shares — Basic	56,145	50,132	48,100
Employee stock options and restricted stock	1,930	400	—

Adjusted weighted-average shares after assumed conversions — Diluted	58,075	50,532	48,100

Net income per common share:
Basic	$0.08	$0.15	$0.13

Diluted	$0.08	$0.15	$0.13

Included in basic and diluted shares is the impact of shares to be issued pursuant to the purchase agreement of Subimo, LLC (see Note 5 — Business Combinations). The Company deferred the issuance of 640,930 shares of Class A common stock (“Deferred Shares”) until December 2008. A portion of these shares may be further deferred until December 2010 subject to certain conditions. A maximum of 246,508 of the Deferred Shares may be used to settle any outstanding claims or warranties the Company may have against the seller. For purposes of calculating basic net income per share, the weighted average impact of 394,422 shares representing the non-contingent portion of the Deferred Shares was included. For purposes of calculating diluted net income per share, the weighted average impact of all of the 640,930 Deferred Shares was included.

The Company has excluded certain outstanding stock options from the calculation of diluted income per common share because such securities were anti-dilutive during the periods presented. The total number of shares excluded from the calculation of diluted income per share was 749,328 and 328,900 for the years ended December 31, 2006 and 2005, respectively. There were no shares excluded from the calculation of diluted income per share for the year ended December 31, 2004.

Recent Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits many financial instruments and certain other items to be measured at fair value at the option of the Company. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits the choice to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for financial statements issued for the first fiscal year beginning after November 15, 2007. Early adoption is permitted provided that the choice be made in the first 120 days

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of that fiscal year and SFAS No. 157, “Fair Value Measurements” is also adopted. The Company is currently evaluating the impact, if any, that this new standard will have on the Company’s results of operations, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that this new standard will have on the Company’s results of operations, financial position or cash flows.

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

3.  Stockholders’ Equity

Initial Public Offering

The Company was a subsidiary of and wholly owned by Emdeon through September 28, 2005. The Company’s Class A Common Stock began trading on the Nasdaq National Market under the ticker symbol “WBMD” on September 29, 2005. The Company closed and received proceeds from the IPO on October 4, 2005. The IPO consisted of 7,935,000 shares of Class A Common Stock. Since the IPO, Emdeon has continued to own all 48,100,000 shares of the Company’s Class B Common Stock, representing 84.6% as of December 31, 2006 of the Company’s outstanding common stock and 96.5% as of December 31, 2006 of the combined voting power of the Company’s outstanding common stock. Each share of the Company’s Class B Common Stock is convertible at Emdeon’s option into one share of the Company’s Class A Common Stock. In addition, shares of the Class B Common Stock will automatically be converted, on a one-for-one basis, into shares of Class A Common Stock on a transfer to any person other than a majority owned subsidiary of Emdeon or a successor of Emdeon. On the fifth anniversary of the closing date of the IPO, all then outstanding shares of Class B Common Stock will automatically be converted, on a one-for-one basis, into shares of Class A Common Stock. See Note 4 for a description of certain agreements governing the relationships between Emdeon and the Company following the IPO.

The Company received proceeds from the IPO of $125,392, net of underwriting discounts of $9,721 and costs of the IPO. The costs of the IPO, not including the underwriting discounts, were approximately $5,800. Approximately $2,000 of this amount was paid by Emdeon prior to the IPO.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Transactions with Emdeon

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

On September 14, 2006, Emdeon completed the sale of Emdeon Practice Services (“EPS”) segment for approximately $565,000 in cash. On November 16, 2006, Emdeon completed the sale of a 52% interest in its Emdeon Business Services (“EBS”) segment for approximately $1,200,000 in cash. Emdeon recognized a taxable gain on the sale of its Emdeon Practice Services and Business Services segments and expects to utilize a portion of its federal net operating loss (“NOL”) carryforwards to offset the gain on these transactions. Under the tax sharing agreement between Emdeon and the Company, the Company was reimbursed for any of its NOL carryforwards utilized by Emdeon in these transactions at the current federal statutory rate of 35%. In February 2007, Emdeon reimbursed the Company $140,000 as an estimate of the payment required pursuant to the tax sharing agreement with respect to the EPS Sale and the EBS Sale which amount is subject to adjustment in connection with the filing of the applicable tax returns. This reimbursement was recorded as a capital contribution which increased additional paid-in-capital at December 31, 2006.

Charges from the Company to Emdeon:

Revenue:  The Company sells certain of its products and services to Emdeon businesses. These amounts are included in revenue during the years ended December 31, 2006 and 2005. The Company charges Emdeon rates comparable to those charged to third parties for similar products and services.

Advertising Expense:  During 2004 and 2005, the Company allocated costs to Emdeon based on its utilization of the Company’s advertising services. This charge included a proportional allocation based on the number of Emdeon operating segments identified in each advertisement and an allocation of cost to Emdeon for the promotion of the WebMD brand prior to Emdeon’s name change. On August 5, 2005, Emdeon and other businesses of Emdeon began to use “Emdeon” as their primary brand, instead of “WebMD.” Accordingly, the Company no longer allocates any advertising expense to Emdeon, or other businesses of Emdeon, related to any advertising that promotes the WebMD brand. The Company’s portion of the

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

advertising services utilized is included in sales and marketing expense within the accompanying consolidated statements of operations, and is reported net of amounts charged to Emdeon.

Charges from Emdeon to the Company:

Corporate Services:  The Company is charged a services fee (the “Services Fee”) for costs related to corporate services provided by Emdeon. The services that Emdeon provides include certain administrative services, including payroll, accounting, tax planning and compliance, employee benefit plans, legal matters and information processing. In addition, the Company reimburses Emdeon for an allocated portion of certain expenses that Emdeon incurs for outside services and similar items, including insurance fees, outside personnel, facilities costs, professional fees, software maintenance fees and telecommunication costs. Emdeon has agreed to make the services available to the Company for up to 5 years following the IPO. These expense allocations were determined on a basis that Emdeon and the Company consider to be a reasonable assessment of the costs of providing these services, exclusive of any profit margin. The basis the Company and Emdeon used to determine these expense allocations required management to make certain judgments and assumptions. These cost allocations are reflected in the table below under the caption “Corporate services — shared services allocation”. Prior to the IPO, the Services Fee also included costs identified for dedicated employees managed centrally by Emdeon for certain of its functions across all of its segments. This portion of the Services Fee charged for dedicated employees included a charge for their salaries, plus an overhead charge for these employees calculated based on a pro rata portion of their salaries to total salaries within the function. The amount reflected in the table below under the caption “Corporate services — specific identification” reflects the costs for these employees through their date of transfer. The Services Fee is reflected in general and administrative expense within the accompanying consolidated statements of operations.

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

Stock-Based Compensation Expense:  Stock-based compensation expense is related to stock option issuances and restricted stock awards of Emdeon’s Common Stock that have been granted to certain employees of the Company. Stock-based compensation expenses are allocated on a specific employee identification basis. The expense is reflected in the accompanying consolidated statements of operations in the same expense captions as the related salary costs of those employees. The allocation of stock-based compensation expense related to Emdeon’s Common Stock is recorded as a capital contribution in additional paid-in capital.

The following table summarizes the allocations reflected in the Company’s consolidated financial statements:

	Years Ended December 31,
	2006	2005	2004

Charges from the Company to Emdeon:
Intercompany revenue	$496	$336	$—
Advertising expense	—	1,877	4,702
Charges from Emdeon to the Company:
Corporate services — specific identification	—	1,756	3,618
Corporate services — shared services allocation	3,190	3,361	2,973
Healthcare expense	4,116	2,728	2,357
Stock-based compensation expense	6,183	1,356	1,749

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Years Ended December 31,
	2005	2004

Cash:
Transferred from Emdeon to the Company	$64,857	$11,702
Non Cash:
Advertising utilization charged to Emdeon	(1,877)	(4,702)
Stock-based compensation expense charged to the Company	1,356	1,749

Increase in owner’s net investment	$64,336	$8,749

On September 6, 2005, owner’s net investment was reclassified to additional paid-in capital within the accompanying consolidated balance sheet. From the date of the IPO, all cash intercompany transactions between the Company and Emdeon are settled on a timely basis. As of December 31, 2006, Emdeon owed the Company approximately $143,153 which includes the $140,000 previously noted which was reimbursed by Emdeon in February 2007.

5.	Business Combinations

  2006 Acquisitions

On December 15, 2006, the Company acquired all of the outstanding limited liability company interests of Subimo, LLC (“Subimo”), a privately held provider of healthcare decision support applications to large employers, health plans and financial institutions. The total purchase consideration for Subimo was approximately $59,320, comprised of $32,820 in cash, net of cash acquired, $26,000 of WebMD Class A Common Stock and $500 of estimated acquisition costs. Pursuant to the terms of the purchase agreement, the Company deferred the issuance of the $26,000 of equity, equal to 640,930 shares of Class A common stock (the “Deferred Shares”), until December 2008. A portion of these shares may be further deferred until December 2010 subject to certain conditions. If the Deferred Shares have a market value that is less than $24.34 per share in December 2008, then the Company will pay additional consideration equal to this shortfall, either in the form of Class A common shares or cash, in its sole discretion. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $47,911 and intangible assets subject to amortization of $11,300 were recorded. The goodwill and intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $9,000 relating to customer relationships with estimated useful lives of twelve years and $2,300 relating to acquired technology with an estimated useful life of three years. The results of operations of Subimo have been included in the financial statements of the Company from December 15, 2006, the closing date of the acquisition, and are included in the Online Services segment.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 11, 2006, the Company acquired the interactive medical education, promotion and physician recruitment businesses of Medsite, Inc. (“Medsite”). Medsite provides e-detailing services for pharmaceutical, medical device and healthcare companies, including program development, targeted recruitment and online distribution and delivery. In addition, Medsite provides educational programs to physicians. The total purchase consideration for Medsite was approximately $31,467, comprised of $30,682 in cash, net of cash acquired, and $785 of estimated acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $33,948 and intangible assets subject to amortization of $9,000 were recorded. The goodwill and intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $4,000 relating to customer relationships with estimated useful lives of twelve years, $2,000 relating to a trade name with an estimated useful life of ten years, $2,000 relating to content with an estimated useful life of five years and $1,000 relating to acquired technology with an estimated useful life of three years. The results of operations of Medsite have been included in the financial statements of the Company from September 11, 2006, the closing date of the acquisition, and are included in the Online Services segment.

On June 13, 2006, the Company acquired Summex Corporation (“Summex”), a provider of health and wellness programs that include online and offline health risk assessments, lifestyle education and personalized telephonic health coaching. The total purchase consideration for Summex was approximately $30,191, comprised of $29,691 in cash, net of the cash acquired, and $500 of estimated acquisition costs. In addition, the Company has agreed to pay up to an additional $10,000 in cash over a two-year period if certain financial milestones are achieved. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuations, goodwill of $20,147 and intangible assets subject to amortization of $10,200 were recorded. The goodwill and intangible assets recorded will not be deductible for tax purposes. The intangible assets are comprised of $4,000 relating to customer relationships with estimated useful lives of ten years, $2,700 relating to acquired technology with an estimated useful life of three years, $2,000 relating to content with an estimated useful life of four years and $1,500 relating to a trade name with an estimated useful life of ten years. The results of operations of Summex have been included in the financial statements of the Company from June 13, 2006, the closing date of the acquisition, and are included in the Online Services segment.

On January 17, 2006, the Company acquired eMedicine.com, Inc. (“eMedicine”), a privately held online publisher of medical reference information for physicians and other healthcare professionals. The total purchase consideration for eMedicine was approximately $25,195, comprised of $24,495 in cash, net of cash acquired, and $700 of estimated acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $20,776 and an intangible asset subject to amortization of $6,390 were recorded. The goodwill and intangible asset recorded will not be deductible for tax purposes. The intangible assets recorded were $4,300 relating to content with an estimated useful life of three years, $1,000 relating to acquired technology with an estimated useful life of three years, $790 relating to a trade name with an estimated useful life of ten years and $300 relating to customer relationships with estimated useful lives of ten years. The results of operations of eMedicine have been included in the financial statements of the Company from January 17, 2006, the closing date of the acquisition, and are included in the Online Services segment.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005 Acquisitions

On December 2, 2005, the Company acquired the assets of and assumed certain liabilities of Conceptis Technologies, Inc. (“Conceptis”), a privately held Montreal-based provider of online and offline medical education and promotion aimed at physicians and other healthcare professionals. The total purchase consideration for Conceptis was approximately $19,859, comprised of $19,256 in cash and $603 of estimated acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price and intangible asset valuation, goodwill of $14,694 and intangible assets subject to amortization of $6,140 were recorded. The goodwill and intangible assets recorded will be deductible for tax purposes. The intangible assets recorded were $1,900 relating to content with an estimated useful life of two years, $3,300 relating to acquired technology with an estimated useful life of three years and $940 relating to a trade name with an estimated useful life of ten years. The results of operations of Conceptis have been included in the financial statements of the Company from December 2, 2005, the closing date of the acquisition, and are included in the Online Services and the Publishing and Other Services segments.

On March 14, 2005, the Company acquired HealthShare Technology, Inc. (“HealthShare”), a privately held company that provides online tools that compare the cost and quality measures of hospitals for use by consumers, providers and health plans. The total purchase consideration for HealthShare was approximately $29,985, comprised of $29,533 in cash, net of cash acquired and $452 of acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price, goodwill of $24,609 and intangible assets subject to amortization of $8,500 were recorded. The goodwill and intangible assets recorded will not be deductible for tax purposes. The intangible assets are comprised of $7,500 relating to customer relationships with estimated useful lives of five years and $1,000 relating to acquired technology with an estimated useful life of three years. The results of operations of HealthShare have been included in the financial statements of the Company from March 14, 2005, the closing date of the acquisition, and are included in the Online Services segment.

2004 Acquisitions

On December 24, 2004, the Company acquired MedicineNet, Inc. (“MedicineNet”), a privately held health information Web site for consumers. The initial purchase consideration for MedicineNet was approximately $17,223 comprised of $16,732 in cash, net of cash acquired, and $491 of acquisition costs. In addition, the Company has agreed to pay up to an additional $15,000 during the three months ended March 31, 2006, if the number of page views on MedicineNet’s Web sites exceeds certain thresholds for the year ended December 31, 2005. The Company accrued $7,250 as of December 31, 2005 for the cash payment made in April 2006 related to MedicineNet’s achievement of page views exceeding certain thresholds during 2005. The accrual resulted in an increase to goodwill. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. Excluding the consideration payment discussed above, goodwill of $9,991 and intangible assets subject to amortization of $6,600 were recorded in connection with the initial allocation of the purchase price. The Company does not expect that the goodwill or intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $5,600 relating to content with an estimated useful life of three years, $300 relating to customer relationships with estimated useful lives of two years and $700 relating to acquired technology with an estimated useful life of three years. The results of operations of MedicineNet have been included in the Online Services segment.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 1, 2004, the Company acquired RxList, LLC (“RxList”), a privately held provider of an online drug directory for consumers and healthcare professionals. The initial purchase consideration for RxList was approximately $5,216 comprised of $4,500 in cash, $500 to be paid during the three months ended March 31, 2006 and $216 of acquisition costs. In addition, the Company has agreed to pay up to an additional $2,500 during each of the three month periods ended March 31, 2006 and 2007, if the number of page views on RxList’s Web sites exceeds certain thresholds for each of the three month periods ended December 31, 2005 and 2006, respectively. The Company accrued $2,387 as of December 31, 2005 for the cash payment made in February 2006 related to RxList’s achievement of page views exceeding certain thresholds during the quarter ended December 31, 2005. The accrual resulted in an increase to goodwill. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. Excluding the consideration payment discussed above, goodwill of $4,181 and an intangible asset subject to amortization of $1,054 were recorded in connection with the initial allocation of the purchase price. The Company expects that substantially all of the goodwill and intangible asset recorded will be deductible for tax purposes. The intangible asset consists of content with an estimated useful life of five years. The results of operations of RxList have been included in the financial statements of the Company from October 1, 2004, the closing date of the acquisition, and are included in the Online Services segment.

Condensed Balance Sheet Data

The following table summarizes the tangible and intangible assets acquired, the liabilities assumed and the consideration paid for each acquisition:

	Subimo	Medsite	Summex	eMedicine	Conceptis	HealthShare	MedicineNet	RxList

Accounts receivable	$1,725	$2,469	$1,064	$1,717	$2,893	$1,925	$1,081	$—
Deferred revenue	(6,900)	(13,124)	(1,173)	(2,612)	(2,866)	(4,622)	(64)	—
Other tangible assets (liabilities), net	5,284	(826)	(47)	(1,076)	(1,002)	(427)	(385)	(19)
Intangible assets	11,300	9,000	10,200	6,390	6,140	8,500	6,600	1,054
Goodwill	47,911	33,948	20,147	20,776	14,694	24,609	17,241	6,568

Total purchase price	$59,320	$31,467	$30,191	$25,195	$19,859	$29,985	$24,473	$7,603

Unaudited Pro Forma Information

The following unaudited pro forma financial information for the years ended December 31, 2006 and 2005 gives effect to the acquisitions of Subimo, Medsite, Summex, eMedicine, Conceptis and HealthShare including the amortization of intangible assets, as if they had occurred on January 1, 2005. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated at the dates indicated, nor is it necessarily indicative of future operating results of the combined companies, and should not be construed as representative of these results for any future period.

	Years Ended December 31,
	2006	2005

Revenue	$276,970	$212,957
Net loss	$(4,347)	$(3,864)
Net loss per common share:

Basic and diluted	$(0.08)	$(0.08)

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Significant Transactions

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

The original term of the agreement was for three years expiring in May 2004. The Company had the right to extend the original agreement for an additional three-year term under certain circumstances. The Company exercised its right to extend the contract term until May 2007. Under the terms of the extension, the Company is entitled to share in revenue and is guaranteed a minimum of $12,000 during each year of the renewal term for its share of advertising revenue. Included in the accompanying consolidated statements of operations, for the years ended December 31, 2006, 2005 and 2004 is revenue of $8,312, $7,805 and $7,242, respectively, which represents sales to third parties of advertising and sponsorship on the AOL health channels, primarily sold through the Company’s sales organization. Also included in revenue during the years ended December 31, 2006, 2005 and 2004 is $5,125, $5,951 and $3,754, respectively, related to the guarantee discussed above.

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

Fidelity Human Resources Services Company LLC

In 2004, the Company entered into an agreement with Fidelity Human Resources Services Company LLC (“FHRS”) to integrate the Company’s private portals product into the services FHRS provides to its clients. FHRS provides human resources administration and benefit administration services to employers. The Company recorded revenue of $7,802 in 2006, $2,960 in 2005 and $817 in 2004 and $2,145 and $1,068 were included in accounts receivable as of December 31, 2006 and 2005, respectively, related to the FHRS agreement. FHRS is an affiliate of FMR Corp, which reported beneficial ownership of approximately 10.8% and 2.7% of the Company’s common stock at December 31, 2006 and 2005, respectively, and 13.0%, 15.5% and 10.8% of Emdeon’s common stock at December 31, 2006, 2005 and 2004, respectively.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Segment Information

The Company provides health information services to consumers, physicians, healthcare professionals, employers and health plans through the Company’s public and private online portals and health-focused publications. The Company’s two operating segments are:

•	Online Services. The Company provides both public and private online portals. The Company’s public portals for consumers enable them to obtain detailed information on a particular disease or condition, check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest, enroll in interactive courses and participate in online communities with peers and experts. The Company’s public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn CME credit and communicate with peers. The Company’s private portals enable employers and health plans to provide their employees and plan members with access to personalized health and benefit information and decision-support technology that helps them make more informed benefit, provider and treatment choices. The Company provides related services for use by such employees and members, including lifestyle education and personalized telephonic health coaching as a result of the acquisition of Summex on June 13, 2006.

•	Publishing and Other Services. The Company publishes medical reference textbooks; The Little Blue Book, a physician directory; and, since 2005, WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms. The Company also conducts in-person medical education as a result of the acquisition of the assets of Conceptis in December 2005.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for each of the Company’s operating segments and a reconciliation to net income are presented below:

	Years Ended December 31,
	2006	2005	2004

Revenue
Online Services:
Advertising and sponsorship	$170,626	$109,977	$83,828
Licensing	55,621	34,113	15,841
Content syndication and other	3,518	8,210	20,618

Total Online Services	229,765	152,300	120,287
Publishing and Other Services	24,116	16,638	13,861

	$253,881	$168,938	$134,148

Earnings before interest, taxes, depreciation, amortization and other non-cash items
Online Services	$52,324	$28,313	$24,902
Publishing and Other Services	755	88	1,285

	53,079	28,401	26,187
Interest, taxes, depreciation, amortization and other non-cash items
Interest income	5,099	1,790	—
Depreciation and amortization	(17,647)	(10,653)	(5,620)
Non-cash advertising	(7,415)	(8,992)	(12,147)
Non-cash stock-based compensation	(26,697)	(2,315)	(1,749)
Income tax provision	(1,873)	(486)	(210)

Net income	$4,546	$7,745	$6,461

8.	Long-Lived Assets

Property and Equipment

Property and equipment consist of the following:

	December 31,
	2006	2005

Computer equipment	$13,649	$7,769
Office equipment, furniture and fixtures	4,694	3,830
Software	12,032	4,439
Leasehold improvements	16,767	12,610
Web site development costs	12,765	1,222

	59,907	29,870
Less: accumulated depreciation	(15,198)	(8,856)

Property and equipment, net	$44,709	$21,014

Depreciation expense was $6,382, $4,153 and $3,440 in 2006, 2005 and 2004, respectively.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Intangible Assets

SFAS No. 142 requires that goodwill and certain intangibles be tested for impairment at least annually or when indicators of impairment are present. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144. Based on the Company’s analysis, there was no impairment of goodwill in connection with the annual impairment tests that were performed during the years ended December 31, 2006, 2005 and 2004.

The changes in the carrying amount of goodwill during the years ended December 31, 2006 and 2005 are as follows:

		Publishing
	Online	and Other
	Services	Services	Total

Balance as of January 1, 2005	$41,569	$11,045	$52,614
Acquisitions during the period	36,079	—	36,079
Contingent consideration payments for prior period acquisitions(a)	9,637	—	9,637
Purchase price allocations and other adjustments	2,339	—	2,339

Balance as of December 31, 2005	89,624	11,045	100,669
Acquisitions during the period	122,782	—	122,782
Purchase price allocations and other adjustments	1,577	—	1,577

Balance as of December 31, 2006	$213,983	$11,045	$225,028

(a)	During the year ended December 31, 2005, the Company accrued for contingent consideration of $7,250 and $2,387 for the MedicineNet and RxList acquisitions, respectively. The RxList payment was made in February 2006 and the MedicineNet payment was made in April 2006.

Intangible assets subject to amortization consist of the following:

	December 31, 2006				December 31, 2005
				Weighted				Weighted
	Gross			Average	Gross			Average
	Carrying	Accumulated		Remaining	Carrying	Accumulated		Remaining
	Amount	Amortization	Net	Useful Life(a)	Amount	Amortization	Net	Useful Life(a)

Content	$16,854	$(7,893)	$8,961	2.6	$13,654	$(2,361)	$11,293	2.7
Customer relationships	28,191	(6,677)	21,514	9.4	10,891	(4,030)	6,861	3.9
Technology and patents	14,967	(6,036)	8,931	2.3	4,667	(3,446)	1,221	2.1
Trade names	7,817	(1,955)	5,862	8.5	2,587	(1,459)	1,128	4.4

Total	$67,829	$(22,561)	$45,268	6.6	$31,799	$(11,296)	$20,503	3.2

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense was $11,265, $6,500 and $2,180 in 2006, 2005 and 2004, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year Ending December 31,

2007	$12,847
2008	9,440
2009	6,125
2010	3,053
2011	2,290
Thereafter	11,513

9.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2006	2005

Accrued compensation	$16,696	$11,449
Accrued outside services	2,215	1,461
Accrued marketing and distribution	2,039	1,600
Accrued contingent consideration	—	9,637
Accrued purchases of property and equipment	5,866	822
Other accrued liabilities	6,030	5,431

Total accrued expenses	$32,846	$30,400

10.	Other Long-term Liabilities

Included in other long-term liabilities as of December 31, 2006 and 2005 was a deferred rent credit of $4,983, and $4,398, respectively, primarily related to lease incentives and $2,929 and $2,612, respectively, related to the difference between rent expense and the rental amount payable for leases with fixed escalations.

11.	Commitments and Contingencies

Legal Proceedings

Department of Justice and SEC Investigations of Emdeon

As previously disclosed, the United States Attorney for the District of South Carolina is conducting an investigation of Emdeon, which Emdeon first learned about on September 3, 2003. Based on the information available to Emdeon, it believes that the investigation relates principally to issues of financial accounting improprieties for Medical Manager Corporation, a predecessor of Emdeon (by its merger into Emdeon in September 2000), and, more specifically, its Medical Manager Health Systems, Inc. subsidiary. Medical Manager Health Systems was a predecessor to Emdeon Practice Services, Inc., a subsidiary that Emdeon sold to Sage Software in September 2006.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On December 15, 2005, the U.S. Attorney announced indictments of the following former officers and employees of Medical Manager Health Systems: Ted W. Dorman, a former Regional Vice President of Medical Manager Health Systems, who was employed until March 2003; Charles L. Hutchinson, a former Controller of Medical Manager Health Systems, who was employed until June 2001; Maxie L. Juzang, a former Vice President of Medical Manager Health Systems, who was employed until August 2005; John H. Kang, a former President of Medical Manager Health Systems, who was employed until May 2001; Frederick B. Karl, Jr., a former General Counsel of Medical Manager Health Systems, who was employed until April 2000; Franklyn B. Krieger, a former Associate General Counsel of Medical Manager Health Systems, who was employed until February 2002; Lee A. Robbins, a former Vice President and Chief Financial Officer of Medical Manager Health Systems, who was employed until September 2000; John P. Sessions, a former President and Chief Operating Officer of Medical Manager Health Systems, who was employed until September 2003; Michael A. Singer, a former Chief Executive Officer of Medical Manager Health Systems and a former director of Emdeon, who was most recently employed by Emdeon as its Executive Vice President, Physician Software Strategies until February 2005; and David Ward, a former Vice President of Medical Manager Health Systems, who was employed until June 2005. The Indictment charges the persons listed above with conspiracy to commit mail, wire and securities fraud, a violation of Title 18, United States Code, Section 371 and conspiracy to commit money laundering, a violation of Title 18, United States Code, Section 1956(h). The indictment charges Messrs. Sessions and Ward with substantive counts of money laundering, violations of Title 18, United States Code, Section 1957. The allegations set forth in the Indictment describe activities that are substantially similar to those described above with respect to the January 2005 plea agreements.

On February 27, 2007, the United States Attorney filed a Second Superseding Indictment with respect to the former officers and employees of Medical Manager Health Systems charged under the prior Indictment, other than Mr. Juzang. The allegations set forth in the Second Superseding Indictment are substantially similar to those described above.

Based on the information it has obtained to date, including that contained in the court documents filed by the United States Attorney in South Carolina, Emdeon does not believe that any member of its senior management whose duties were not primarily related to the operations of Medical Manager Health Systems during the relevant time periods engaged in any of the violations or improprieties described in those court documents. Emdeon understands, however, that in light of the nature of the allegations involved, the U.S. Attorney’s office has been investigating all levels of Emdeon’s management. Some members of the Company’s senior management are also serving or have served as members of senior management of Emdeon.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Ari Weitzner, M.D., P.C. et al. v. National Physicians Datasource LLC

As previously disclosed, on May 24, 2005, Dr. Ari Weitzner individually, and as a class action, filed a lawsuit under the Telephone Consumer Protection Act (the “TCPA”), in the U.S. District Court, Eastern District of New York, against National Physicians Datasource LLC (“NPD”), which is currently a subsidiary of the Company. The lawsuit claimed that faxes allegedly sent by NPD, which publishes The Little Blue Book, were sent in violation of the TCPA. The plaintiff voluntarily dismissed the suit, with prejudice, on November 8, 2006.

Anthony Vlastaris, et al. v. WebMD Publishing Services

On September 25, 2006, Anthony Vlastaris, Brian Kressin, and Richard Cohen filed a lawsuit individually, and as a class action, under the TCPA, in the Ohio Court of Common Pleas, Cuyahoga County. The lawsuit claimed that the defendant sent faxes to the plaintiffs allegedly in violation of the TCPA. The defendant in the suit was named as “WebMD Publishing Services,” an entity that does not exist. Because the suit was served on NPD at its location in Connecticut and because NPD is the publisher of The Little Blue Book, NPD responded — by removing the lawsuit to the United States District Court, Northern District Court of Ohio, on October 24, 2006. After removal to federal court, the plaintiffs voluntarily dismissed the class-action complaint and refiled a new suit in state court that was not a class action. NPD then settled the suit with the plaintiffs on December 28, 2006. The suit has been dismissed.

Other Legal Proceedings

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

Leases

During 2004, the Company entered into a ten-year and ten month lease agreement for its headquarters in New York, New York. In connection with this lease the Company received ten months of rent abatement and a landlord contribution totaling $5,393 in connection with leasehold improvements. The Company recorded $4,854 as a deferred rent credit during 2005 related to this contribution and the remaining $539 during 2006. The balance of this deferred rent credit was $4,439 and $4,398 as of December 31, 2006 and 2005, respectively. According to the terms of the lease, the Company began making payments in December 2005. Payments will increase approximately 2% per annum with a one-time increase in December 2010 of approximately 15%. The lease terminates on November 30, 2015; however, the Company may exercise a five-year renewal option at its discretion.

The Company leases its offices under operating lease agreements that expire at various dates through 2015. Total rent expense for all operating leases was approximately $4,808, $4,675 and $2,818 in 2006, 2005

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2004, respectively. Future minimum lease commitments under non-cancelable lease agreements at December 31, 2006 were as follows:

Year ending December 31,

2007	$6,347
2008	5,795
2009	5,874
2010	5,657
2011	5,141
Thereafter	14,994

Total minimum lease payments	$43,808

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

12.	Stock-Based Compensation Plans

The Company has various stock compensation plans under which directors, officers and other eligible employees receive awards of options to purchase the Company’s Class A Common Stock and Emdeon Common Stock and restricted shares of the Company’s Class A Common Stock and Emdeon’s Common Stock. The following sections of this note summarize the activity for each of these plans.

Emdeon Plans

Certain WebMD employees participate in the stock-based compensation plans of Emdeon (collectively, “Emdeon Plans”). Under the Emdeon Plans certain of the Company employees have received grants of options to purchase Emdeon common stock and restricted Emdeon common stock. Additionally, all eligible WebMD employees are provided the opportunity to participate in Emdeon’s employee stock purchase plan. All unvested options to purchase Emdeon common stock and restricted Emdeon common stock held by the Company’s employees as of the effective date of the IPO continue to vest under the original terms of those awards. An aggregate of 5,782,723 shares of Emdeon common stock remained available for grant under the Emdeon Plans at December 31, 2006.

Stock Options

Generally, options under the Emdeon Plans vest and become exercisable ratably over a three-to five-year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The majority of options granted under the Emdeon Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of Emdeon’s Common Stock on the date of

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grant. The following table summarizes activity for the Emdeon Plans relating to the Company’s employees for the years ended December 31, 2006, 2005 and 2004:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Shares	Per Share	(In Years)	Value

Outstanding at January 1, 2004	15,541,928	$11.67
Granted	3,984,500	8.43
Exercised	(855,371)	6.63
Forfeited	(999,652)	11.23

Outstanding at December 31, 2004	17,671,405	$11.21
Granted	1,444,850	9.30
Exercised	(2,468,174)	4.68
Forfeited	(1,140,866)	19.22
Net transfers from Emdeon	4,120,991	12.80

Outstanding at December 31, 2005	19,628,206	$11.75
Granted	—	—
Exercised	(3,634,936)	7.20
Forfeited	(847,500)	16.11
Net transfers to Emdeon	(280,514)	8.46

Outstanding at December 31, 2006	14,865,256	$12.68	5.0	$28,368

Vested and exercisable at the end of the year	11,780,225	$13.75	4.3	$16,677

(1)	The aggregate intrinsic value is based on the market price of Emdeon’s Common Stock on December 29, 2006, the last trading day in December, which was $12.39, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on December 29, 2006.

The following table summarizes information with respect to options outstanding and options exercisable at December 31, 2006:

	Outstanding			Exercisable
		Weighted	Weighted Average		Weighted
		Average	Remaining		Average
		Exercise Price	Contractual Life		Exercise Price
Exercise Prices	Shares	Per Share	(In Years)	Shares	Per Share

$0.81-$8.09	1,675,987	$6.32	6.15	1,057,850	$5.88
$8.12-$8.59	2,191,013	8.58	7.22	1,151,529	8.58
$8.60-$10.87	2,398,938	9.27	7.24	972,465	9.25
$11.55	2,412,500	11.55	3.43	2,412,500	11.55
$11.69-$12.90	1,647,250	12.44	4.19	1,646,313	12.44
$12.94-$13.95	1,674,000	13.83	3.61	1,674,000	13.83
$14.31-$18.20	1,506,736	16.20	3.22	1,506,736	16.20
$18.33-$94.69	1,358,832	30.17	3.08	1,358,832	30.17

	14,865,256	$12.68	4.96	11,780,225	$13.75

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model and using the assumptions also noted in the following table. Expected volatility is based on

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Years Ended December 31,
	2005	2004

Expected dividend yield	0%	0%
Expected volatility	0.50	0.58
Risk free interest rate	3.43%	1.67%
Expected term (years)	3.25-5.50	3.25-5.50
Weighted-average fair value of options granted during the year	$3.81	$3.55

Restricted Stock Awards:  Emdeon Restricted Stock consists of shares of Emdeon Common Stock which have been granted to the Company’s employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee until they vest. Generally, Emdeon Restricted Stock awards vest ratably over a three to five year period based on their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity of non-vested Emdeon Restricted Stock relating to the Company’s employees for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Balance at the beginning of the year	423,860	$8.46	491,346	$7.92	215,164	$6.31
Granted	—	—	100,000	9.52	355,800	8.57
Vested	(218,112)	8.03	(186,654)	7.73	(70,532)	6.31
Forfeited	—	—	(63,500)	8.30	(9,086)	7.56
Net transfers from (to) Emdeon	(3,334)	8.59	82,668	8.59	—	—
					—

Balance at the end of the year	202,414	$8.92	423,860	$8.46	491,346	$7.92

Proceeds received by Emdeon from the exercise of options to purchase Emdeon Common Stock were $26,173, $11,558 and $5,670 for the years ended December 31, 2006, 2005 and 2004, respectively. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of Emdeon Restricted Stock that vested was $18,020, $14,325 and $2,643 for the years ended December 31, 2006, 2005 and 2004, respectively. The intrinsic value of these stock options and shares of Restricted Stock awards is deductible for tax purposes, subject to Section 162(m) of the Internal Revenue Code. However, these tax benefits were not realized due to Emdeon’s net operating loss carryforwards.

WebMD Plans

During September 2005, the Company adopted the 2005 Long-Term Incentive Plan (the “Company’s Plan”). In connection with the acquisition of Subimo, LLC in December 2006, the Company adopted the WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (the “Subimo Plan”). The terms of the Subimo Plan are similar to the terms of the Company’s Plan but it has not been approved by the

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s stockholders. Awards under the Subimo Plan will be made in reliance on the NASDAQ Stock Market exception to shareholder approval for equity grants to new hires. The Company’s Plan and the Subimo Plan are included in all references as the “WebMD Plans.” The maximum number of shares of the Company’s Class A Common Stock that may be subject to options or restricted stock awards under the WebMD Plans is 7,630,574, subject to adjustment in accordance with the terms of the WebMD Plans. The Company had an aggregate of 1,391,670 shares of Class A Common Stock available for grant under the WebMD Plans at December 31, 2006. During 2006, WebMD stock options were exercised and restricted stock awards were released in accordance with the Company’s Plan.

Stock Options

Generally, options under the WebMD Plans vest and become exercisable ratably over a four-year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The options granted under the WebMD Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of the Company’s Class A Common Stock on the date of grant. The following table summarizes activity for the WebMD Plans for the years ended December 31, 2006 and 2005:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Shares	Per Share	(In Years)	Value(1)

Outstanding at January 1, 2005	—	$—
Granted	4,574,900	18.31
Exercised	—
Forfeited	(41,800)	17.50

Outstanding at December 31, 2005	4,533,100	$18.31
Granted	1,683,700	38.16
Exercised	(291,154)	18.05
Forfeited	(523,863)	27.84

Outstanding at December 31, 2006	5,401,783	$23.59	9.0	$89,309

Vested and exercisable at the end of the year	796,731	$18.38	8.8	$17,245

(1)	The aggregate intrinsic value is based on the market price of the Company’s Class A Common Stock on December 29, 2006, the last trading day in December, which was $40.02 less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on December 29, 2006.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information with respect to options outstanding and options exercisable at December 31, 2006:

	Outstanding			Exercisable
		Weighted	Weighted Average		Weighted
		Average	Remaining		Average
		Exercise Price	Contractual Life		Exercise Price
Exercise Prices	Shares	Per Share	(In Years)	Shares	Per Share

$17.50	3,673,883	$17.50	8.70	726,231	$17.50
$24.00-$29.90	337,725	27.70	8.90	68,800	27.32
$30.41-$37.97	421,050	36.03	9.60	1,700	30.48
$38.01-$39.77	467,075	38.46	9.50	—	—
$40.02-$47.30	502,050	41.11	9.80	—	—

	5,401,783	$23.59	9.00	796,731	$18.38

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

	Years Ended December 31,
	2006	2005

Expected dividend yield	0%	0%
Expected volatility	0.60	0.60
Risk free interest rate	4.69%	4.05%
Expected term (years)	3.24	3.25-5.50
Weighted-average fair value of options granted during the year	$17.33	$8.75

Restricted Stock Awards:  The Company’s Restricted Stock consists of shares of the Company’s Class A Common Stock which have been awarded to employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee until they vest. Generally, the Company’s Restricted Stock awards vest ratably over a four year period from their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity of non-vested Company Restricted Stock for the years ended December 31, 2006 and 2005:

	Years Ended December 31,
	2006		2005
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Balance at the beginning of the year	376,621	$17.55	—	$—
Granted	184,710	39.50	376,621	17.55
Vested	(94,418)	17.61	—	—
Forfeited	(25,230)	39.00	—	—

Balance at the end of the year	441,683	$25.49	376,621	$17.55

Proceeds received from the exercise of options to purchase the Company’s Class A Common Stock were $5,257 for the year ended December 31, 2006. The intrinsic value related to the exercise of these stock

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options, as well as the fair value of shares of the Company’s Restricted Stock that vested was $9,115 for the year ended December 31, 2006. The intrinsic value of these stock options and shares of Restricted Stock awards are deductible for tax purposes, subject to Section 162(m) of the Internal Revenue Code. However, these tax benefits were not realized due to the Company’s and Emdeon’s net operating loss carryforwards.

Other

In addition, at the time of the IPO and subsequently on the first anniversary, the Company issued shares of its Class A Common Stock to each non-employee director with a value equal to their annual board and committee retainers. The Company recorded $340 and $85 of stock-based compensation expense during the years ended December 31, 2006 and 2005, respectively, in connection with these issuances.

Additionally, the Company recorded $69 of stock-based compensation expense during 2006 in connection with a stock transferability right for shares required to be issued in connection with the acquisition of Subimo, LLC. by the Company.

Employee Stock Purchase Plan

Emdeon’s Employee Stock Purchase Plan (“ESPP”) allows eligible employees of the Company the opportunity to purchase shares of Emdeon’s Common Stock through payroll deductions, up to 15% of a participant’s annual compensation with a maximum of 5,000 shares available per participant during each purchase period. The purchase price of the stock is 85% of the fair market value on the last day of each purchase period. Emdeon Common Stock was issued to the Company’s employees under Emdeon’s ESPP. There were 54,822, 59,862 and 37,876 shares issued to the Company’s employees under Emdeon’s ESPP during 2006, 2005 and 2004, respectively.

13.	Retirement Plans

Emdeon maintains a defined contribution retirement plan (the “Retirement Plan”) that covers substantially all of the Company’s employees. This Retirement Plan provides for discretionary contributions and during 2005 was amended to provide for matching contributions. Prior to 2005 this Retirement Plan did not provide for Company matching. The Company has recorded expense related to this Retirement Plan of $666 and $404 in 2006 and 2005, respectively.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts are reported without the impact resulting from filing on a consolidated tax return basis with Emdeon. Significant components of the Company’s deferred tax assets (liabilities) were as follows:

	December 31,
	2006	2005

Deferred tax assets:
Federal net operating loss carryforwards	$224,515	$224,897
State net operating loss carryforwards	23,374	32,128
Federal tax credits	2,060	1,657
Other accrued expenses	9,170	5,386
Allowance for doubtful accounts	342	278
Depreciation	1,509	2,647
Prepaid assets	8,744	9,811
Stock-based compensation	7,989	325
Other, net	200	372

Total deferred tax assets	277,903	277,501
Valuation allowance	(272,240)	(276,998)

Net deferred tax assets	5,663	503

Deferred tax liabilities:
Intangible assets	(5,663)	(503)

Total deferred tax liabilities	(5,663)	(503)

Net deferred tax assets and liabilities	$0	$0

Included in:
Current deferred tax assets and liabilities	$9,658	$6,630
Valuation allowance	(9,658)	(6,630)

Current deferred tax assets and liabilities, net	0	0

Non-current deferred tax assets and liabilities	262,582	270,368
Valuation allowance	(262,582)	(270,368)

Non-current deferred tax assets and liabilities, net	0	0

Net deferred tax assets and liabilities	$0	$0

The income tax provision was as follows:

	Years Ended December 31,
	2006	2005	2004

Current:
Federal	$48	$0	$0
State and other	1,731	486	210

Current income tax provision	1,779	486	210
Reversal of valuation allowance applied to goodwill	94	0	0

Total income tax provision	$1,873	$486	$210

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation between the federal statutory rate and the effective income tax rate is as follows:

	Years Ended December 31,
	2006	2005	2004

United States federal statutory rate	35.0%	35.0%	34.0%
State income taxes (net of federal benefit)	(29.5)	12.6	8.1
Valuation allowance	(3.2)	(64.9)	(32.6)
Losses benefited to (from) Emdeon	—	21.0	(4.4)
Non-deductible officers compensation	19.5	1.4	0.0
Other	7.4	0.8	(1.9)

Effective income tax rate	29.2%	5.9%	3.2%

As of December 31, 2006, a valuation allowance was established for 100% of the net deferred tax assets because of the uncertainty of realization of the deferred tax assets due to a lack of earnings history. Realization is dependent upon generating sufficient taxable income prior to the expiration of the net operating loss carryforwards in future periods. Although realization is not currently assured, management evaluates the need for a valuation allowance each quarter, and in the future, should management determine that realization of net deferred tax assets is more likely than not, some or all of the valuation allowance will be reversed, and the Company’s effective tax rate may be reduced. The valuation allowance for deferred tax assets decreased by $4,758 and increased by $5,784 in 2006 and 2005, respectively.

On a separate return basis, as of December 31, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $675,878, which expire in 2007 through 2026, and federal tax credits of approximately $2,060, which expire in 2007 through 2027. Approximately $203,761 and $27,612 of these net operating loss carryforwards were recorded through additional paid in capital and goodwill, respectively. Therefore, if in the future the Company believes that it is more likely than not that these tax benefits will be realized, this portion of the valuation allowance will be reversed against additional paid in capital and goodwill, respectively. The Company uses the “with-and-without” approach as described in EITF Topic No. D-32 in determining the order in which tax attributes are utilized. Using the “with-and-without” approach, the Company will only recognize a tax benefit from stock-based awards in additional paid in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. As a result of this approach, tax net operating loss carryforwards generated from operations and acquired entities are considered utilized before the current period’s share-based deduction.

The Company has excess tax benefits, related to current year stock option exercises subsequent to the adoption of FAS 123(R) of $34,404 that are not recorded as a deferred tax asset as the amounts would not have resulted in a reduction in current taxes payable if all other tax attributes currently available to the Company were utilized. The benefit of these deductions will be recorded to additional paid in capital at the time the tax deduction results in a reduction of current taxes payable.

On a legal entity basis, as of December 31, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $247,084 which expire in 2011 through 2026 and federal tax credits of approximately $2,060, which expire in 2007 through 2027. These amounts reflect the utilization of approximately $430,000 of net operating loss carryforwards by the Emdeon consolidated group as a result of the sale of certain Emdeon businesses. Pursuant to the tax sharing agreement between Emdeon and the Company, Emdeon reimbursed the Company $140,000 as an estimate of the required payment due to the Company for the utilization of our net operating losses.

Under the U.S. Internal Revenue Code and applicable Treasury regulations relating to manner and order in which net operating loss carryforwards are utilized when filing consolidated tax returns, a portion of the Company’s actual net operating loss carryforwards may be required to be utilized by Emdeon before Emdeon

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

would be permitted to utilize its own net operating loss carryforwards. Correspondingly, in some situations, such as where Emdeon’s net operating loss carryforwards were the first to be generated, the Company may be required to utilize a portion of Emdeon’s net operating loss carryforwards before the Company would have to utilize its net operating loss carryforwards.

A portion of net operating loss carryforwards and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods due to the “change of ownership” provisions of the Internal Revenue Code and similar state provisions. A portion of these carryforwards may expire before becoming available to reduce future income tax liabilities.

The Company has profitable operations in certain states in which the Company does not have net operating losses to offset that income. Accordingly, the Company provided for taxes of $1,731, $486, and $210 related to state and other jurisdictions during the years ended December 31, 2006, 2005, and 2004, respectively. In addition, the income tax provision in 2006 includes a non-cash provision for state taxes of $94 that has not been reduced by the decrease in valuation allowance as these tax benefits were acquired through business combinations. Of these amounts, a portion is included in the due from Emdeon balance in the accompanying consolidated balance sheets.

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

	December 31, 2006		December 31, 2005
	Cost Basis	Fair Value	Cost Basis	Fair Value

Cash and cash equivalents	$44,660	$44,660	$75,704	$75,704
Short-term investments	9,490	9,490	78,185	78,073

The gross unrealized losses related to short-term investments of $112 were primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during the year ended December 31, 2005. The Company determined that the gross unrealized losses on its short-term investments at December 31, 2005 were temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, credit quality and the Company’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The amortized cost and estimated fair value by maturity of securities are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

Amortized cost basis and estimated fair value by maturity:

	Cost or
	Amortized
	Cost	Fair Value

Due in one year or less	$9,490	$9,490

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, such as changes in unrealized gains (losses) on available-for-sale marketable securities. The following table presents the components of comprehensive income:

	Years Ended December 31,
	2006	2005

Unrealized gains (losses) on securities	$112	$(112)

Other comprehensive income (loss)	112	(112)
Net income	4,546	7,745

Comprehensive income	$4,658	$7,633

17.	Supplemental Disclosure of Cash Flow Information

	Years Ended December 31,
	2006	2005	2004

Supplemental Disclosure of Cash Flow Information:
Taxes paid, net of refunds	$1,127	$119	$—

Supplemental Schedule of Non-Cash Investing Activities:
Equity consideration of Subimo Acquisition	$26,000	$—	$—

Supplemental Schedule of Non-Cash Financing Activities:
Deferred stock compensation related to restricted stock awards	$—	$6,610	$—

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Financial Data (Unaudited)

The following tables summarize the quarterly financial data for 2006 and 2005:

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$50,051	$56,612	$66,645	$80,573
Costs and expenses:
Cost of operations	$24,710	25,716	26,945	29,016
Sales and marketing	15,537	16,932	20,472	23,248
General and administrative	11,890	12,565	13,476	14,407
Depreciation and amortization	3,529	4,013	5,085	5,020
Interest income	1,448	1,468	1,221	962

(Loss) Income before income tax provision	(4,167)	(1,146)	1,888	9,844
Income tax provision	—	12	896	965

Net (loss) income	$(4,167)	$(1,158)	$992	$8,879

Net (loss) income per common share:
Basic	$(0.07)	$(0.02)	$0.02	$0.16
Diluted	$(0.07)	$(0.02)	$0.02	$0.15
Weighted-average shares outstanding used in
computing net (loss) income per common share:
Basic	56,054	56,055	56,059	56,411
Diluted	56,054	56,055	58,122	58,367

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$33,761	$40,979	$45,094	$49,104
Costs and expenses:
Cost of operations	14,895	18,616	18,020	19,007
Sales and marketing	10,988	12,141	13,534	15,093
General and administrative	6,540	8,665	6,582	7,763
Depreciation and amortization	2,233	3,019	2,733	2,668
Interest income	—	—	10	1,780

(Loss) Income before income tax provision	(895)	(1,462)	4,235	6,353
Income tax provision	61	91	112	222

Net (loss) income	$(956)	$(1,553)	$4,123	$6,131

Net (loss) income per common share:
Basic and diluted	$(0.02)	$(0.03)	$0.09	$0.11
Weighted-average shares outstanding used in computing net (loss) income per common share:
Basic	48,100	48,100	48,273	56,054
Diluted	48,100	48,100	48,302	57,627

Schedule II.  Valuation and Qualifying Accounts

	Years Ended December 31, 2006, 2005 and 2004
	Balance at	Charged to
	Beginning	Costs and				Balance at
	of Year	Expenses	Acquired	Write-offs	Other(a)	End of Year
	(In thousands)

December 31, 2006
Allowance for Doubtful Accounts	$859	$228	$49	$(180)	$—	$956
Valuation Allowance for Deferred Tax Assets	276,998	(780)	6,296	—	(10,274)	272,240
December 31, 2005
Allowance for Doubtful Accounts	798	302	60	(301)	—	859
Valuation Allowance for Deferred Tax Assets	271,214	(5,416)	5,914	—	5,286	276,998
December 31, 2004
Allowance for Doubtful Accounts	921	202	—	(325)	—	798
Valuation Allowance for Deferred Tax Assets	271,985	(2,105)	97	—	1,237	271,214

(a)	Represents valuation allowance created through equity as a result of stock option and warrant exercises, and other adjustments.

S-1

INDEX TO EXHIBITS

Exhibit No.		Description

2	.1*	Asset Purchase Agreement, dated as of October 31, 2005, among Conceptis Technologies Inc., WebMD, Inc., and Maple Leaf Medical Media, Inc. (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)
2	.2*	Agreement and Plan of Merger, dated as of January 17, 2006, among the Registrant, ME Omaha, Inc., eMedicine.com, Inc., and Lilian Shackelford Murray, as Stockholders’ Representative (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2006)
2	.3*	Agreement and Plan of Merger, dated as of April 13, 2006, among Summex Corporation, the Registrant, and FFGM, Inc. (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 19, 2006)
2	.4*	Asset Purchase Agreement, dated as of July 19, 2006, among June Plum, Inc. (a wholly owned subsidiary of the Registrant), Medsite, Inc., Medsite Acquisition Corp., MedsiteCME, LLC and Medsite Pharmaceutical Services, LLC (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 25, 2006)
2	.5*	Unit Purchase Agreement, dated as of November 2, 2006, by and among WebMD Health Corp., Subimo, LLC and the Sellers referred to therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on November 8, 2006)
3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form 8-A filed by the Registrant on September 29, 2005 (which we refer to as the “Form 8-A”))
3.2		Bylaws of Registrant (incorporated by reference to Exhibit 99.2 to the Form 8-A)
4.1		Specimen Certificate evidencing shares of the Registrant’s Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-124832) (which we refer to as the “IPO Registration Statement”))
4.2		Form of Registration Rights Agreement between Emdeon Corporation (“Emdeon”) and the Registrant (incorporated by reference to Exhibit 4.2 to the IPO Registration Statement)
10.1		Amended and Restated Tax Sharing Agreement between the Registrant and Emdeon (incorporated by reference to Exhibit 10.1 to Emdeon’s Current Report on Form 8-K filed on February 16, 2006)
10.2		Services Agreement between Emdeon and the Registrant (incorporated by reference to Exhibit 10.2 to the IPO Registration Statement)
10.3		Indemnity Agreement between Emdeon and the Registrant (incorporated by reference to Exhibit 10.3 to the IPO Registration Statement)
10.4		Intellectual Property License Agreement between Emdeon and the Registrant (incorporated by reference to Exhibit 10.4 to the IPO Registration Statement)
10.5		Contribution, Assignment and Assumption Agreement, dated as of September 6, 2005, by and between Emdeon and the Registrant (incorporated by reference to Exhibit 10.5 to the IPO Registration Statement)
10.6		Private Portal Services Agreement between Emdeon and WebMD, Inc. (incorporated by reference to Exhibit 10.6 to the IPO Registration Statement)
10.7		Content License Agreement between Emdeon and WebMD, Inc. (incorporated by reference to Exhibit 10.7 to the IPO Registration Statement)
10.8		Form of Database Agreement between Emdeon and WebMD, Inc. (incorporated by reference to Exhibit 10.8 to the IPO Registration Statement)
10.9		Form of Indemnification Agreement to be entered into by the Registrant with its directors and officers (incorporated by reference to Exhibit 10.9 to the IPO Registration Statement)
10	.10**	Amended and Restated Employment Agreement, dated as of August 3, 2005, between Emdeon and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to Emdeon’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2005)
10	.11**	Employment Agreement, dated as of April 28, 2005, between WebMD, Inc. and Wayne T. Gattinella (incorporated by reference to Exhibit 99.1 to Emdeon’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2005)
10	.12**	Employment Agreement, dated as of April 28, 2005, between WebMD, Inc. and David Gang (incorporated by reference to Exhibit 99.2 to Emdeon’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2005)

Exhibit No.		Description

10	.13**	Amendment, dated as of July 13, 2005, to the Employment Agreement, dated as of April 28, 2005, between WebMD, Inc. and David Gang (incorporated by reference to Exhibit 99.1 to Emdeon’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2005)
10	.14**	Amended and Restated Employment Agreement, dated as of July 14, 2005, between WebMD Health Corp. and Anthony Vuolo (incorporated by reference to Exhibit 99.2 to Emdeon’s Current Report on Form 8-K, as amended, filed with the Securities and Exchange Commission on July 19, 2005)
10	.15**	Employment Agreement between WebMD Health Holdings, Inc. and Douglas W. Wamsley (incorporated by reference to Exhibit 10.15 to the IPO Registration Statement)
10	.16**	Employment Agreement between WebMD Health Holdings, Inc. and Nan-Kirsten Forte (incorporated by reference to Exhibit 10.16 to the IPO Registration Statement)
10	.17**	Employment Agreement between WebMD Health Holdings, Inc. and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.17 to the IPO Registration Statement)
10	.18**	Employment Agreement between WebMD Health Holdings, Inc. and Craig Froude (incorporated by reference to Exhibit 10.18 to the IPO Registration Statement)
10.19		Letter, dated February 2, 2007, executed by Emdeon Corporation and the Registrant (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2007)
10	.20**	Form of Amendment to Emdeon Corporation’s Equity Compensation Plans and Stock Option Agreements (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Emdeon Corporation on November 9, 2006)
10	.21**	Amended and Restated Stock Option Agreement dated August 21, 2000 between Emdeon (as successor to Medical Manager Corporation) and Martin J. Wygod (incorporated by reference to Exhibit 10.21 to Emdeon’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Amendment No. 1 on Form 10-K/A)
10	.22**	Stock Option Agreement between Emdeon and Wayne Gattinella dated August 20, 2001 (incorporated by reference to Exhibit 4.8 to Emdeon’s Registration Statement on Form S-8 (No. 333-888420) filed May 16, 2002)
10	.23**	Form of Amended and Restated Stock Option Agreement dated August 21, 2000, between Emdeon (as successor to Medical Manager Corporation) and Anthony Vuolo (incorporated by reference to Exhibit 10.54 to Emdeon’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10	.24**	Amended and Restated Emdeon 1996 Stock Plan (incorporated by reference to Exhibit 10.8 to Emdeon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)
10	.25**	Emdeon Amended and Restated 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.27 to Emdeon’s Registration Statement on Form S-8 (No. 333-47250) filed October 4, 2000)
10	.26**	Amended and Restated Emdeon Corporation 2000 Long-Term Incentive Plan (incorporated by reference from Annex E to the Emdeon Corporation’s Proxy Statement for its 2006 Annual Meeting filed on August 14, 2006)
10	.27**	Amended and Restated WebMD Health Corp. 2005 Long-Term Incentive Plan (incorporated by reference from Annex E to the Registrant’s Proxy Statement for its 2006 Annual Meeting filed on August 14, 2006)
10	.28**	Amended and Restated 1989 Class A Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 10.1 to Synetic, Inc.’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)
10	.29**	Amended and Restated 1989 Class B Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 10.2 to Synetic, Inc.’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)
10	.30**	1991 Director Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-46640) filed March 24, 1992)
10	.31**	CareInsite, Inc. 1999 Officer Stock Option Plan (incorporated by reference to Exhibit 10.18 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)

Exhibit No.		Description

10	.32**	CareInsite, Inc. 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)
10	.33**	Emdeon 2001 Employee Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.46 to Emdeon’s Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10	.34**	Amended and Restated 1991 Special Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.3 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10	.35**	Amendment to the Company Stock Option Plans of Medical Manager Corporation and CareInsite, Inc. (incorporated by reference to Exhibit 99.28 to Emdeon’s Registration Statement on Form S-8 (No. 333-47250) filed October 4, 2000)
10.36		Healtheon/WebMD Media Services Agreement, dated January 26, 2000, between Emdeon, Eastrise Profits Limited and Fox Entertainment Group, Inc. (incorporated by reference to Exhibit 10.5 to Emdeon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
10.37		Amendment dated February 15, 2001 to Healtheon/WebMD Media Services Agreement, dated January 26, 2000, among Emdeon, Eastrise Profits Limited and Fox Entertainment Group, Inc. (incorporated by reference to Exhibit 10.2 to Emdeon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
10.38		Amended and Restated Business Services Agreement, dated as of September 25, 2006, among EBS Master LLC, Envoy Corporation and the Registrant (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 29, 2006)
10	.39**	WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (incorporated by reference from Exhibit 10.2 to Emdeon’s Annual Report on Form 10-K for the year ended December 31, 2006)
10	.40†	Interactive Services Agreement, effective as of May 9, 2001, between America Online, Inc. and Emdeon (incorporated by reference to Exhibit 10.40 to the IPO Registration Statement)
10	.41†	First Amendment to Interactive Services Agreement, dated as of May 15, 2001, between America Online, Inc. and Emdeon (incorporated by reference to Exhibit 10.41 to the IPO Registration Statement)
10.42		Second Amendment to Interactive Services Agreement, dated as of June 26, 2001, between America Online, Inc. and Emdeon (incorporated by reference to Exhibit 10.42 to the IPO Registration Statement)
10.43		Third Amendment to Interactive Services Agreement, dated as of March 1, 2002, between America Online, Inc. and Emdeon (incorporated by reference to Exhibit 10.43 to the IPO Registration Statement)
10.44		Fourth Amendment to Interactive Services Agreement, dated as of June 21, 2005, between America Online, Inc. and Emdeon (incorporated by reference to Exhibit 10.44 to the IPO Registration Statement)
10.45		Agreement of Lease, dated as of June 30, 2004, between III Chelsea Commerce LP and WebMD, Inc. (incorporated by reference to Exhibit 10.45 to the IPO Registration Statement)
10.46		First Amendment to the Lease Agreement, dated as of December 21, 2004, between III Chelsea Commerce LP and WebMD, Inc. (incorporated by reference to Exhibit 10.46 to the IPO Registration Statement)
10	.47†	Services Agreement, dated as of February 12, 2004, between WebMD, Inc. and Fidelity Human Resources Services Company LLC (f/k/a Fidelity Employer Services Company LLC) (incorporated by reference to Exhibit 10.47 to the IPO Registration Statement)
10	.48**	Form of Restricted Stock Agreement between the Registrant and the Employees (incorporated by reference to Exhibit 10.48 to the IPO Registration Statement)
10	.49**	Form of Restricted Stock Agreement between the Registrant and the Non-Employee Directors (incorporated by reference to Exhibit 10.49 to the IPO Registration Statement)
10	.50**	Form of Non-Qualified Stock Option Agreement between the Registrant and Employees (incorporated by reference to Exhibit 10.50 to the IPO Registration Statement)

Exhibit No.		Description

10	.51**	Form of Non-Qualified Stock Option Agreement between the Registrant and Non-Employee Directors (incorporated by reference to Exhibit 10.51 to the IPO Registration Statement)
10.52		Amended and Restated Business Services Agreement, dated as of August 7, 2006, among Emdeon Practice Services, Inc. and the Registrant (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2006)
10.53		CDHP Marketing Plan Agreement, dated as of September 25, 2006, among EBS Master LLC, Envoy Corporation, Advanced Business Fulfillment LLC and the Registrant (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 29, 2006)
10.54		Amended and Restated Joint Development Agreement, dated as of August 7, 2006, among Emdeon Practice Services, Inc. and the Registrant (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 11, 2006)
10	.55**	Form of Restricted Stock Agreement between Emdeon and Employees for Grants Under the Emdeon’s 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.57 to Emdeon’s Annual Report on Form 10-K for the year ended December 31, 2005)
10	.56**	Form of Non-Qualified Stock Option Agreement between Emdeon and Employees for Grants Under Emdeon’s 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.58 to Emdeon’s Annual Report on Form 10-K for the year ended December 31, 2005)
10	.57**	Form of Non-Qualified Stock Option Agreement between Emdeon and Employees for Grants Under Emdeon’s 1996 Stock Plan (incorporated by reference to Exhibit 10.59 to Emdeon’s Annual Report on Form 10-K for the year ended December 31, 2005)
10	.58**	Amendment, dated as of March 9, 2006, to the Employment Agreement between WebMD, Inc. and David Gang (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2006)
10	.59**	Letter Agreement, dated as of February 1, 2006 between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.3 to Emdeon’s Current Report on Form 8-K filed on February 2, 2006)
14.1		Code of Business Conduct (incorporated by reference to Exhibit 14.1 to Emdeon’s Current Report on Form 8-K filed February 9, 2006)
21		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney (see page 68)
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Registrant
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Registrant
32.1		Section 1350 Certification of Chief Executive Officer of the Registrant
32.2		Section 1350 Certification of Chief Financial Officer of the Registrant
99.1		Audit Committee Charter (incorporated by reference to Annex A to the Registrant’s Proxy Statement for its 2006 Annual Meeting filed on August 14, 2006)
99.2		Compensation Committee Charter (incorporated by reference to Annex B to the Registrant’s Proxy Statement for its 2006 Annual Meeting filed on August 14, 2006)
99.3		Nominating Committee Charter (incorporated by reference to Annex C to the Registrant’s Proxy Statement for its 2006 Annual Meeting filed on August 14, 2006)
99.4		Governance & Compliance Committee Charter (incorporated by reference from Annex D to the Registrant’s Proxy Statement for its 2006 Annual Meeting filed on August 14, 2006)

*	With respect to Exhibits 2.1 through 2.5, the exhibits and schedules to those Exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

**	Agreement relates to executive compensation.

†	Portions of this exhibit were redacted pursuant to confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

E-4