Form 10-K/A
period 2006-12-31
WebMD Health Corp.
filed 2007-04-30
CIK 1326583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1 to

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-51547

WebMD Health Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-2783228
(State of incorporation)	(I.R.S. employer identification no.)

111 Eighth Avenue	10011
New York, New York	(Zip code)
(Address of principal executive office)

Registrant’s telephone number including area code: (212) 624-3700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.0001 per share	The Nasdaq Stock Market LLC

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

As of June 30, 2006, there were 7,954,584 shares of registrant’s Class A Common Stock outstanding and 48,100,000 shares of registrant’s Class B Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant was approximately $349,600,354 (based on the closing price of WebMD common stock of $47.30 per share on that date, as reported on the Nasdaq National Market System and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates and that Emdeon Corporation, the holder of all Class B Common Stock, is an affiliate).

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

Directors

Name	Age	Positions

Mark J. Adler, M.D.(3)(4)	50	Director; Chairman of the Compensation Committee
Neil F. Dimick(1)(2)(4)(5)	57	Director; Chairman of the Nominating Committee; Chairman of the Governance & Compliance Committee
Wayne T. Gattinella(1)	55	Director; Chief Executive Officer and President
Jerome C. Keller	64	Director
James V. Manning(1)(2)(4)	60	Director; Chairman of the Audit Committee
Abdool Rahim Moossa, M.D.(3)(5)(6)	67	Director
Stanley S. Trotman, Jr.(2)(3)(5)(6)	63	Director; Chairman of the Related Parties Committee
Martin J. Wygod(1)	67	Chairman of the Board

(1)	Member of the Executive Committee

(2)	Member of the Audit Committee

(3)	Member of the Compensation Committee

(4)	Member of the Governance & Compliance Committee

(5)	Member of the Nominating Committee

(6)	Member of the Related Parties Committee

For a description of each of the standing committees of the Board of Directors and other corporate governance matters, see “— Corporate Governance” below. Dr. Adler and Messrs. Dimick, Manning and Wygod are also members of the Board of Directors of Emdeon which, through its ownership of our Class B Common Stock, owns approximately 84% of our total outstanding common stock and approximately 96% of the combined voting power of our outstanding common stock.

Executive Officers

Name	Age	Positions

Wayne T. Gattinella	55	Chief Executive Officer and President
Nan-Kirsten Forte	44	Executive Vice President — Consumer Services
Craig Froude	40	Executive Vice President — WebMD Health Services
Anthony Vuolo	49	Executive Vice President and Chief Financial Officer
Douglas W. Wamsley	48	Executive Vice President, General Counsel and Secretary
Martin J. Wygod	67	Chairman of the Board
Steven Zatz, M.D.	50	Executive Vice President — Professional Services

Mark J. Adler, M.D., has been a member of our Board of Directors since September 2005 and a member of Emdeon’s Board of Directors since September 2000. Dr. Adler is an oncologist and has, for more than five years, been CEO and Medical Director of the San Diego Cancer Center and a director of the San Diego Cancer Research Institute. Until April 2006, he had also been, for more than five years, the Chief Executive Officer of the internal medicine and oncology group of Medical Group of North County, which is based in San Diego, California, and he continues to be a member of that Medical Group. He also serves on the Scientific Advisory Board of Red Abbey Venture Partners, a private investment firm.

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

Stanley S. Trotman, Jr. has been a member of our Board of Directors since September 2005. Mr. Trotman retired in 2001 from UBS Financial Services, Inc. after it acquired, in 2000, PaineWebber Incorporated, an investment banking firm where he had been a Managing Director with the Health Care Group since 1995. He serves as a member of the Board of Directors of American Shared Hospital Services, a public company that provides radiosurgery services to medical centers for use in brain surgery. He also serves as a director of Ascend Health Care Corp., a privately-held company that provides services to acute psychiatric patients.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of these securities with the SEC. Officers, directors and greater than ten percent beneficial owners are required by applicable regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the forms furnished to us during or with respect to our most recent fiscal year, all of our directors and officers subject to the reporting requirements and each beneficial owner of more than ten percent of our Class A Common Stock satisfied all applicable filing requirements under Section 16(a).

Corporate Governance

Control by Emdeon.  Emdeon, as a result of its ownership of approximately 96% of the total voting power of our outstanding common stock, has the ability to cause the election or removal of our entire Board of Directors, to determine matters submitted to a vote of our stockholders without the consent of our other stockholders, and to exercise a controlling influence over our business and affairs.

Board of Directors.  Our Board of Directors has eight members. Two of the members are also employees of WebMD: Mr. Gattinella, our Chief Executive Officer; and Mr. Wygod, Chairman of the Board.

Six of the members are non-employee directors: Drs. Adler and Moossa and Messrs. Dimick, Keller, Manning and Trotman. Our Board of Directors has determined that each of the non-employee directors is also an independent director under applicable SEC rules and NASDAQ Global Select Market listing standards. See “Director Independence” in Item 13 below. The non-employee directors meet regularly in private sessions with the Chairman of the Board and also meet regularly without any employee directors or other WebMD employees present. For information regarding the compensation of our non-employee directors, see “Non-Employee Director Compensation” below.

Our Board of Directors met nine times in 2006. During 2006, each of our directors attended 75% or more of the meetings held by our Board and the Board committees on which he served. In addition to meetings, our Board and its committees reviewed and acted upon matters by unanimous written consent. WebMD’s Board of Directors encourages its members to attend our Annual Meetings of Stockholders. All but one of our directors attended our 2006 Annual Meeting.

Our Board of Directors currently has six standing committees: an Executive Committee, a Compensation Committee, an Audit Committee, a Governance & Compliance Committee; a Nominating Committee; and a Related Parties Committee. The Compensation Committee, the Audit Committee, the Governance & Compliance Committee, the Nominating Committee and the Related Parties Committee each has the authority to retain such outside advisors as it may determine to be appropriate.

Communications with Our Directors.  Our Board of Directors encourages our security holders to communicate in writing to our directors. Security holders may send written communications to our Board of Directors or to specified individual directors by sending such communications care of the Corporate Secretary’s Office, WebMD Health Corp., 111 Eighth Avenue, New York, New York 10011. Such communications will be reviewed by our Legal Department and, depending on the content, will be:

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

Committees of the Board of Directors.  This section describes the roles of each of the Committees of our Board in the corporate governance of our company. With respect to certain committees, including the Audit Committee, the Compensation Committee and the Nominating Committee, a portion of their responsibilities are specified by SEC rules and NASDAQ listing standards. These Committees work with their counterparts at Emdeon where their responsibilities overlap or where they otherwise believe it is appropriate to do so. To assist in that coordination of responsibilities, the Chairpersons of our Audit Committee, Compensation Committee Governance & Compliance Committee and Nominating Committee are the same persons who hold those positions on those committees of the Emdeon Board.

Executive Committee.  The Executive Committee, which met one time during 2006, is currently comprised of Messrs. Dimick, Gattinella, Manning, and Wygod. The Executive Committee has the power to exercise, to the fullest extent permitted by law, the powers of the entire Board.

Audit Committee.  The Audit Committee, which met 11 times during 2006, is currently comprised of Messrs. Dimick, Manning and Trotman; Mr. Manning is its Chairman. Each of the members of the Audit Committee meets the standards of independence applicable to audit committee members under applicable SEC rules and NASDAQ Global Select Market listing standards and is financially literate, as required under applicable NASDAQ Global Select Market listing standards. In addition, the Board of Directors of WebMD has determined that Messrs. Dimick and Manning qualify as “audit committee financial experts,” as that term is used in applicable SEC regulations implementing Section 407 of the Sarbanes-Oxley Act of 2002. The determination with respect to Mr. Dimick was based on his training and experience as a certified public accountant, including as a partner of a major accounting firm, and based on his service as a senior executive and chief financial officer of a public company. The determination with respect to Mr. Manning was based on his training and experience as a certified public accountant, including as a partner of a major accounting firm, and based on his service as a senior executive and chief financial officer of public companies. The Audit Committee is responsible for, among other things:

•	retaining and overseeing the registered public accounting firm that serves as our independent auditor and evaluating their performance and independence;

•	reviewing our annual audit plan with WebMD’s management and registered public accounting firm;

•	pre-approving any permitted non-audit services provided by our registered public accounting firm;

•	approving the fees to be paid to our registered public accounting firm;

•	reviewing the adequacy and effectiveness of our internal controls with WebMD’s management, internal auditors and registered public accounting firm;

•	reviewing and discussing the annual audited financial statements and the interim unaudited financial statements with WebMD’s management and registered public accounting firm;

•	approving our internal audit plan and reviewing reports of our internal auditors;

•	determining whether to approve related party transactions (other than transactions with Emdeon, approval of which has been delegated to the Related Parties Committee, as described below); and

•	overseeing the administration of WebMD’s Code of Business Conduct.

The Audit Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Audit Committee. A copy of the Audit Committee Charter, as amended through August 1, 2006, was included as Annex A to the Proxy Statement for our 2006 Annual Meeting. A copy of the joint Emdeon and WebMD Code of Business Conduct, as amended, was filed as Exhibit 14.1 to the Current Report on Form 8-K that Emdeon filed on February 9, 2006 and was incorporated by reference as Exhibit 14.1 to this Annual Report. The Code of Business Conduct applies to all directors and employees of Emdeon and its subsidiaries, including WebMD. Any waiver of applicable requirements in the Code of Business Conduct that is granted to any of our directors, to our principal executive officer, to any of our senior financial officers (including our principal financial officer, principal accounting officer or controller) or to any other person who is an executive officer of WebMD requires the approval of the Audit Committee and waivers will be disclosed on our corporate Web site, www.wbmd.com, in the “Investor Relations” section, or in a Current Report on Form 8-K.

Compensation Committee.  The Compensation Committee, which met six times during 2006, is currently comprised of Dr. Adler, Dr. Moossa and Mr. Trotman; Dr. Adler is its Chairman. Each of these directors is a non-employee director within the meaning of the rules promulgated under Section 16 of the Securities Exchange Act, an outside director within the meaning of Section 162(m) of the Internal Revenue Code, and an independent director under applicable NASDAQ Global Select Market listing standards. The responsibilities delegated by the Board to the Compensation Committee include:

•	oversight of our executive compensation program and our incentive and equity compensation plans;

•	determination of compensation levels for and grants of incentive and equity-based awards to our executive officers and the terms of any employment agreements with them;

•	determination of compensation levels for non-employee directors; and

•	review of and making recommendations regarding other matters relating to our compensation practices.

The Compensation Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Compensation Committee. A copy of the Compensation Committee Charter, as amended through August 1, 2006, was included as Annex B to the Proxy Statement for our 2006 Annual Meeting. For additional information regarding our Compensation

Committee and its oversight of executive compensation, see “Executive Compensation — Compensation Discussion and Analysis” in Item 11 below.

Nominating Committee.  The Nominating Committee, which met once during 2006, is currently comprised of Dr. Moossa and Messrs. Dimick and Trotman; Mr. Dimick is its Chairman. Each of these directors is an independent director under applicable NASDAQ Global Select Market listing standards. The responsibilities delegated by the Board to the Nominating Committee include:

•	identifying individuals qualified to become Board members;

•	recommending to the Board the director nominees for each Annual Meeting of Stockholders; and

•	recommending to the Board candidates for filling vacancies that may occur between Annual Meetings.

The Nominating Committee operates pursuant to a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Nominating Committee. A copy of the Nominating Committee Charter, as amended through August 1, 2006, was included as Annex C to the Proxy Statement for our 2006 Annual Meeting. The Nominating Committee has not adopted specific objective requirements for service on the WebMD Board. Instead, the Nominating Committee intends to consider various factors in determining whether to recommend to the Board potential new Board members, or the continued service of existing members, including:

•	the amount and type of the potential nominee’s managerial and policy-making experience in complex organizations and whether any such experience is particularly relevant to WebMD;

•	any specialized skills or experience that the potential nominee has and whether such skills or experience are particularly relevant to WebMD;

•	in the case of non-employee directors, whether the potential nominee has sufficient time to devote to service on the WebMD Board and the nature of any conflicts of interest or potential conflicts of interest arising from the nominee’s existing relationships;

•	in the case of non-employee directors, whether the nominee would be an independent director and would be considered a “financial expert” or to have “financial sophistication” under applicable SEC rules and the listing standards of The NASDAQ Global Select Market;

•	in the case of potential new members, whether the nominee assists in achieving a mix of Board members that represents a diversity of background and experience, including with respect to age, gender, race, areas of expertise and skills; and

•	in the case of existing members, the nominee’s contributions as a member of the Board during his or her prior service.

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

Governance & Compliance Committee.  The Governance & Compliance Committee, which met twice during 2006, is currently comprised of Dr. Adler and Messrs. Dimick and Manning; Mr. Dimick is its Chairman. The responsibilities delegated by the Board to the Governance & Compliance Committee include:

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

As part of its responsibilities relating to corporate governance, the Governance & Compliance Committee will evaluate and make recommendations to the Board regarding any proposal for which a stockholder has provided required notice that such stockholder intends to make at an Annual Meeting of Stockholders, including recommendations regarding the Board’s response and regarding whether to include such proposal in WebMD’s proxy statement.

The Governance & Compliance Committee operates pursuant to a written charter adopted by the Board of Directors. A copy of the Governance & Compliance Committee Charter, as amended through August 1, 2006, was included as Annex D to the Proxy Statement for our 2006 Annual Meeting. Pursuant to that Charter, the membership of the Governance & Compliance Committee consists of the Chairpersons of the Nominating, Audit and Compensation Committees and the Chairperson of the Nominating Committee serves as the Chairperson of the Governance & Compliance Committee, unless otherwise determined by the Governance & Compliance Committee.

Related Parties Committee.  The Related Parties Committee, which met once during 2006, is currently comprised of Dr. Moossa and Mr. Trotman; Mr. Trotman is its Chairman. Each of the members of the Related Parties Committee is an independent director and neither of its members serves as a director of Emdeon. The responsibilities delegated by the Board to the Related Parties Committee include:

•	oversight of transactions between WebMD and Emdeon; and

•	oversight of other matters in which the interests of WebMD and Emdeon conflict or may potentially conflict.

Non-Employee Director Compensation

Introduction.  This section of our Annual Report describes the compensation paid by WebMD during 2006 to the members of our Board of Directors who are not also WebMD or Emdeon employees. We refer to these individuals as Non-Employee Directors. The Compensation Committee of the WebMD Board is authorized to determine the compensation of the Non-Employee Directors.

As described below, only two types of compensation were paid by WebMD to Non-Employee Directors in 2006 for their Board and Board Committee service: (1) annual fees paid in the form of shares of WebMD Class A Common Stock and (2) a grant of non-qualified options to purchase WebMD Class A Common Stock. None of the Non-Employee Directors received any other compensation from WebMD during 2006 and none of them provided any services to WebMD during 2006, except their service as a director. WebMD does not offer any deferred compensation plans or retirement plans to its Non-Employee Directors.

During 2005, in connection with our initial public offering, each of our Non-Employee Directors received: (1) a grant of options to purchase 13,200 shares of our Class A Common Stock with an exercise price equal to the initial public offering price of $17.50 and (2) a grant of 4,400 shares of restricted WebMD Common Stock, subject to vesting based on continued service (which we refer to as WebMD Restricted Stock). These shares of WebMD Restricted Stock and options vest at the rate of 25% per year on each of the first through fourth anniversaries of the date of grant.

2006 Director Compensation Table.  This table provides information regarding the value of the compensation of the Non-Employee Directors for 2006, as calculated in accordance with applicable SEC regulations. This table should be read together with the additional information under the headings “— Annual Fees” and “— Option Grants” below.

	(b)	(c)	(d)
(a)	Stock Awards	Option Awards	Total
Name	($)(1)	($)(2)(3)	($)

Mark J. Adler, M.D.(4)	66,737	103,057	169,794
Neil F. Dimick(4)	91,737	103,057	194,794
Jerry C. Keller	49,237	103,057	152,294
James V. Manning(4)	84,237	103,057	187,294
A. R. Moossa, M.D.	69,237	103,057	172,294
Stanley S. Trotman, Jr.	94,237	103,057	197,294

(1)	Shares of WebMD Class A Common Stock were issued by WebMD to its Non-Employee Directors on September 28, 2006 (the first anniversary of WebMD’s initial public offering) in payment for annual fees for service on the WebMD Board and its standing committees. These shares are not subject to vesting requirements or forfeiture. For each Non-Employee Director, the number of shares to be issued was determined by dividing the aggregate dollar amount of the fees payable to such Non-Employee Director (see “Annual Fees” below) by $34.45, the closing price of WebMD Class A Common Stock on the NASDAQ Global Select Market on September 28, 2006. Dr. Adler received 1,378 shares of WebMD Class A Common Stock; Mr. Dimick received 2,104 shares; Mr. Keller received 870 shares; Mr. Manning received 1,886 shares; Dr. Moossa received 1,451 shares; and Mr. Trotman received 2,177 shares. In addition, this column includes $19,237 for each individual, which reflects the aggregate dollar amounts recognized by WebMD in 2006, for income statement reporting purposes under SFAS No. 123R (based on the methodology and assumptions referred to in Footnote 2 below), for grants of WebMD Restricted Stock made to these directors at the time of our initial public offering. That amount reflects our accounting expense for these stock option awards, not amounts realized by our Non-Employee Directors. The actual amounts, if any, ultimately realized by our Non-Employee Directors from WebMD equity compensation will depend on the price of our Class A Common Stock at the time the WebMD Restricted Stock vests.

(2)	The amounts reported in Column (c) above reflect the aggregate dollar amounts recognized by WebMD in 2006 for stock option awards for income statement reporting purposes under Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payments” (disregarding any estimate of forfeitures related to service-based vesting conditions). See Note 12 (Stock-Based Compensation) to the Consolidated Financial Statements included in this Annual Report for an explanation of the methodology and assumptions used in determining the fair value of stock option awards granted. The amounts reported in Column (c) reflect our accounting expense for these stock option awards, not amounts realized by our Non-Employee Directors. The actual amounts, if any, ultimately realized by our Non-Employee Directors from WebMD stock options will depend on the price of our Class A Common Stock at the time they exercise vested stock options.

(3)	Under WebMD’s Amended and Restated 2005 Long-Term Incentive Plan (which we refer to as the 2005 Plan), Non-Employee Directors of WebMD automatically receive an award of 13,200 options to purchase WebMD Class A Common Stock on each January 1, with an exercise price equal to the closing price on the last trading date of the prior year. The grants made on January 1, 2006 each had an exercise price of $29.05 per share and each had a total grant date fair value equal to $182,248, based on the methodology and assumptions referred to in Footnote 2 above. The following lists the total number shares of WebMD Class A Common Stock subject to outstanding unexercised option awards held by each of our Non-Employee Directors as of December 31, 2006 and the weighted average exercise price of those options:

	Number of Shares Subject	Weighted Average
Name	to Outstanding Options	Exercise Price

Mark J. Adler, M.D.	26,400	$23.28
Neil F. Dimick	26,400	$23.28
Jerry C. Keller	26,400	$23.28
James V. Manning	26,400	$23.28
A.R. Moossa, M.D.	26,400	$23.28
Stanley S. Trotman, Jr.	26,400	$23.28

See “— Option Grants” below for additional information.

(4)	These three Non-Employee Directors of WebMD are also non-employee directors of Emdeon, for which they received compensation from Emdeon. For information regarding the compensation they received from Emdeon, see below under “Compensation for Service on Emdeon Board.”

Annual Fees

Overview.  For each of the Non-Employee Directors, the amount set forth in Column (b) of the 2006 Director Compensation Table represents the sum of the value of shares issued to pay the following amounts, each of which is described below:

•	an annual retainer for service on the Board;

•	annual fees for service on standing Committees of the Board; and

•	annual fees, if any, for serving as Chairperson of standing Committees of the Board.

Non-Employee Directors do not receive per-meeting fees but are reimbursed for out-of-pocket expenses they incur in connection with attending Board and Board Committee meetings and our Annual Meeting of Stockholders.

Board Service.  Each Non-Employee Director receives an annual retainer of $30,000 for service on the WebMD Board, payable in WebMD Class A Common Stock.

Service on Standing Committees.  We pay annual fees for service on some of the standing committees of our Board, as well as an additional fee to the Chairperson of each of those Committees, in the following amounts, payable in WebMD Class A Common Stock:

Type of Service	Annual Fee

Membership on Audit Committee (Messrs. Dimick, Manning and Trotman)	$15,000
Membership on Compensation Committee (Dr. Adler, Dr. Moossa and Mr. Trotman) or Nominating Committee (Messrs. Dimick, Moossa and Trotman)	$5,000
Membership on Governance & Compliance Committee (Dr. Adler and Messrs. Dimick and Manning) or Related Parties Committee (Dr. Moossa and Mr. Trotman)	$10,000
Chairperson of Compensation Committee (Dr. Adler) or Nominating Committee (Mr. Dimick)	$2,500
Chairperson of Audit Committee (Mr. Manning) or Governance & Compliance Committee (Mr. Dimick)	$10,000

The amounts of the fees payable to Non-Employee Directors for service on our Board and its standing Committees are determined by the Compensation Committee and may be changed by it from time to time. The Compensation Committee also has discretion to determine whether such compensation is paid in cash, in WebMD Class A Common Stock or some other form of compensation.

Service on Other Committees.  Our Non-Employee Directors may also receive additional fees for service on committees established by the Board for specific purposes. Those fees will generally be paid in cash on a quarterly basis for the period that the committee exists and may be set by the Board, the Compensation Committee or the committee itself. No such committees existed during 2006.

Option Grants

Annual Stock Option Grants.  On January 1 of each year, each Non-Employee Director receives options to purchase 13,200 shares of WebMD Class A Common Stock pursuant to automatic annual grants of stock options under our 2005 Plan. The annual stock option awards are granted with a per-share exercise price equal to the fair market value of a share of WebMD Class A Common Stock on the grant date. For these purposes, and in accordance with the terms of the 2005 Plan and WebMD’s equity award grant practices, the fair market value is equal to the closing price of a share of WebMD Class A Common Stock on the Nasdaq Global Select Market on the last trading day of the prior year. The vesting schedule for each automatic annual grant is as follows: 25% of the underlying shares on each of the first through fourth anniversaries of the date of grant (full vesting on the fourth anniversary of the date of the grant). Each of our Non-Employee Directors received automatic annual grants of options to purchase 13,200 shares of WebMD Class A Common Stock on January 1, 2007 (with an exercise price of $40.02 per share) and January 1, 2006 (with an exercise price of $29.05 per share). The options granted to Non-Employee Directors do not include any dividend or dividend equivalent rights. Each such option will expire, to the extent not previously exercised, ten years after the date of grant.

Under the 2005 Plan, outstanding unvested options held by Non-Employee Directors vest and become fully exercisable: (a) upon the Non-Employee Director’s death or termination of service as a result of disability; and (b) upon a “Change in Control” of WebMD. Those options, and any others that had previously vested, will then continue to be exercisable or lapse in accordance with the other provisions of the 2005 Plan and the award agreement. For purposes of the 2005 Plan, a Change of Control generally includes (i) a change in the majority of the Board of Directors of WebMD without the consent of the incumbent directors, (ii) any person or entity becoming the beneficial owner of 50% or more of the voting shares of WebMD, (iii) consummation of a reorganization, merger or similar transaction as a result of which WebMD’s stockholders prior to the consummation of the transaction no longer represent 50% of the voting power; and (iv) consummation of a sale of all or substantially all of WebMD’s assets; provided that no public offering nor any split-off, spin-off, stock dividend or similar transaction as a result of which the voting securities of WebMD are distributed to Emdeon’s stockholders will constitute a Change in Control of WebMD.

Discretionary Grants.  Our Non-Employee Directors may receive discretionary grants of stock options under the 2005 Plan. No discretionary grants were made in 2006.

Compensation for Service on Emdeon Board.  Dr. Adler and Messrs. Dimick and Manning serve as non-employee directors of Emdeon and receive compensation from Emdeon for their service. The Compensation Committee of the Emdeon Board is authorized to determine the compensation of Emdeon’s non-employee directors.

Only two types of compensation were paid by Emdeon to its non-employee directors in 2006 for their Board and Board Committee service: (1) cash fees and (2) a grant of options to purchase Emdeon Common Stock. None of Emdeon’s non-employee directors received any other compensation from Emdeon during 2006 and none of them provided any services to Emdeon during 2006, except their service as a director. Emdeon does not offer any deferred compensation plans or retirement plans to its non-employee directors.

This table provides information regarding the value of the compensation from Emdeon to the individuals listed for 2006, as calculated in accordance with applicable SEC regulations.

	(b)
	Fees Earned or	(c)	(d)
(a)	Paid in Cash	Option Awards	Total
Name	($)(1)	($)(2)(3)	($)

Mark J. Adler, M.D.	95,000	67,939	162,939
Neil F. Dimick	62,500	70,459	132,959
James V. Manning	117,500	67,939	185,439

(1)	The dollar amounts of the fees payable for Emdeon Board service and for service on standing Committees of the Emdeon Board are the same as those applicable to the WebMD Board and its standing Committees (expressed in dollars), as described above. The amounts in Column (b) also include the following:

• Dr. Adler and Mr. Manning were each paid $47,500 for their service in 2006 as members of a special committee of the Emdeon Board to oversee matters relating to the investigations described in “Legal Proceedings — Department of Justice and SEC Investigations of Emdeon” in Note 11 to the Consolidated Financial Statements included in this Annual Report.

• Messrs. Dimick and Manning were each paid $5,000 for their service in the first quarter of 2006 on a special committee of the Emdeon Board that provided oversight with respect to information technology matters relating to Emdeon Business Services.

(2)	The amounts reported in Column (c) above reflect the aggregate dollar amounts recognized by Emdeon in 2006 for stock option awards for income statement reporting purposes under Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payments” (disregarding any estimate of forfeitures related to service-based vesting conditions). See Note 4 (Stock-Based Compensation) to the Consolidated Financial Statements included in Emdeon’s Annual Report on Form 10-K for the year ended December 31, 2006 for an explanation of the methodology and assumptions used in determining the fair value of stock option awards granted. The amounts reported in Column (c) reflect Emdeon’s accounting expense for these stock option awards, not amounts realized by the individuals listed in the table. The actual amounts, if any, ultimately realized by these individuals from Emdeon stock options will depend on the price of Emdeon Common Stock at the time they exercise vested stock options.

(3)	Under Emdeon’s 2000 Long-Term Incentive Plan (which we refer to as the Emdeon 2000 Plan), Non-Employee Directors of Emdeon automatically receive an award of 20,000 options to purchase Emdeon Common Stock on each January 1, with an exercise price equal to the closing price on the last trading date of the prior year. The grants made on January 1, 2006 each had an exercise price of $8.46 per share and each had a total grant date fair value equal to $64,046, based on the methodology and assumptions referred to in Footnote 2 above. The following lists the total number shares of Emdeon Common Stock subject to outstanding unexercised option awards held by the listed individuals as of December 31, 2006 and the weighted average exercise price of those options:

	Number of Shares Subject	Weighted Average
Name	to Outstanding Options	Exercise Price

Mark J. Adler, M.D.	216,000	$9.96
Neil F. Dimick	37,916	$8.46
James V. Manning	228,000	$8.58

See “— Option Grants” below for additional information.

Item 11.	Executive Compensation

Overview

This section of our Annual Report contains information regarding our compensation programs and policies and, in particular, their application to a specific group of individuals that we refer to as our Named Executive Officers. Under applicable SEC rules, our Named Executive Officers for 2006 consist of our Chief Executive Officer, our Chief Financial Officer during that year and the three other executive officers of WebMD who received the most compensation for 2006. This section is organized as follows:

•	2006 Report of the Compensation Committee. This section contains a report of the Compensation Committee of our Board of Directors regarding the “Compensation Discussion and Analysis” section described below. The material in the 2006 Report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that WebMD specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

•	Compensation Committee Interlocks and Insider Participation. This section contains information regarding certain types of relationships involving our Compensation Committee members.

•	Compensation Discussion and Analysis. This section contains a description of the specific types of compensation we pay, a discussion of our compensation policies, information regarding how those policies were applied to the compensation of our Named Executive Officers for 2006 and other information that we believe may be useful to investors regarding compensation of our Named Executive Officers and other employees.

•	Executive Compensation Tables. This section provides information, in tabular formats specified in applicable SEC rules, regarding the amounts or value of various types of compensation paid to our Named Executive Officers and related information.

•	Potential Payments and Other Benefits Upon Termination or Change in Control. This section provides information regarding amounts that could become payable to our Named Executive Officers following specified events.

•	Employment Agreements with Named Executive Officers. This section contains summaries of the employment agreements between our Named Executive Officers and WebMD, Emdeon or their subsidiaries. We refer to these summaries in various other places in this Executive Compensation section.

The parts of this Executive Compensation section described above are intended to be read together and each provides information not included in the others. In addition, for background information regarding the Compensation Committee of our Board of Directors and its responsibilities, please see Item 10 above under the heading “Committees of the Board of Directors — Compensation Committee,” which is hereby incorporated by reference into this Item 11.

2006 Report of the Compensation Committee

The Compensation Committee of our Board of Directors provides oversight of WebMD’s compensation programs and makes specific compensation decisions regarding compensation of the Named Executive Officers and WebMD’s other executive officers. Set out below is the Compensation Discussion and Analysis Section of this Annual Report. That section contains a discussion of WebMD’s executive compensation programs and policies and their application by the Compensation Committee in 2006 to the Named Executive Officers. The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis. Based upon this review and our discussions, the

Compensation Committee has recommended to our Board of Directors that the Compensation Discussion and Analysis section be included in this Annual Report on Form 10-K.

Mark J. Adler, M.D. (Chairperson)
A. R. Moossa, M.D.
Stanley S. Trotman, Jr.

Compensation Committee Interlocks and Insider Participation

Each of the Compensation Committee members whose name appears under the Compensation Committee Report was a Committee member for all of 2006. No current member of the Compensation Committee is a current or former executive officer or employee of WebMD or had any relationships in 2006 requiring disclosure by WebMD under the SEC’s rules requiring disclosure of certain relationships and related-party transactions.

None of WebMD’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the Compensation Committee of the WebMD Board or the Compensation Committee of the Emdeon Board during 2006.

Compensation Discussion and Analysis

This section contains a description of the specific types of compensation we pay, a discussion of our compensation policies, information regarding how the compensation of our Named Executive Officers for 2006 was determined under those policies and other information that we believe may be useful to investors regarding compensation of our Named Executive Officers and other employees.

Overview of Types of Compensation Used by WebMD.  The compensation of our Named Executive Officers consists primarily of the following:

•	cash salary;

•	an annual cash bonus, the amount of which was determined, for 2006, by the Compensation Committee in its discretion;

•	grants of non-qualified options to purchase shares of WebMD Class A Common Stock, subject to vesting based on continued employment, with an exercise price that is equal to the fair market value of WebMD Class A Common Stock on the grant date (and, in some cases, options to purchase shares of Emdeon Common Stock, with an exercise price that is equal to the fair market value of Emdeon Common Stock on the grant date); and

•	grants of shares of WebMD Restricted Stock, subject to vesting based on continued employment (and, in some cases, grants of shares of Emdeon Restricted Stock, subject to vesting based on continued employment).

In addition, the Compensation Committee may authorize payment of special bonuses to provide recognition for specific accomplishments or at the time of a promotion, if determined by the Compensation Committee to be appropriate and in amounts determined by the Compensation Committee in its discretion.

A discussion of each of the above types of compensation used in 2006 follows under the heading “— Use of Specific Types of Compensation in 2006.” As more fully described below, the compensation of our other executives generally consists of the same types, with the specific amounts determined by our Chief Executive Officer and other members of our senior management.

Please see “Potential Payments and Other Benefits Upon Termination of Employment or Change in Control” below for a description of the potential payments that may be made to the Named Executive Officers in connection with a termination of employment or a change in control and “Employment Agreements with Named Executive Officers” for a description of the relevant provisions of those employment agreements.

In determining the forms of compensation to be used by WebMD, the Compensation Committee considers various factors, including the effectiveness of the incentives provided, tax and accounting considerations, the compensation practices of other companies and the expectations of our employees and our investors. In addition, the Compensation Committee believes that it is important that compensation be understood by the employees who receive it and by our company’s investors. The Compensation Committee believes that our compensation programs, including the types of stock options and restricted stock that we use, are effective forms of compensation and well understood. We have not offered any deferred compensation plans to our executive officers or to our other employees. We have also not offered any retirement plans to our executive officers, other than the Emdeon 401(k) Savings and Employee Stock Ownership Plan (which we refer to as the Emdeon 401(k) Plan), which is generally available to our employees. Subject to the terms of the Emdeon 401(k) Plan, Emdeon matches, in cash, 25% of amounts contributed to that Plan by each Plan participant, up to 6% of eligible pay. The matching contribution made by Emdeon is subject to vesting, based on continued employment, with 50% scheduled to vest on each of the first and second anniversaries of an employee’s date of hire (with employees vesting immediately in any matching contribution made after the second anniversary). WebMD reimburses Emdeon for payments it makes under the 401(k) plan with respect to WebMD employees. Some of our Named Executive Officers chose to participate in the Emdeon 401(k) Plan in 2006.

Mr. Wygod’s compensation is paid by Emdeon and determined by the Compensation Committee of Emdeon’s Board of Directors, other than any awards of WebMD Restricted Stock and options to purchase WebMD Class A Common Stock, which are determined by our Compensation Committee. No such awards to Mr. Wygod were made by WebMD in 2006.

Discussion of Compensation Policies.  The Compensation Committee’s guiding philosophy is to establish a compensation program that is:

•	Competitive with the market in order to help attract, motivate and retain highly qualified managers and executives. We seek to attract and retain talent by offering competitive base salaries, annual incentive opportunities, and the potential for long-term rewards through equity-based awards, such as stock options and restricted stock. We have, in the past, granted and may continue to grant equity-based awards to a large portion of our employees, not just our executives. Those awards have been primarily in the form of non-qualified options to purchase WebMD Class A Common Stock.

•	Performance-based to link executive pay to company performance over the short term and long term and to facilitate shareholder value creation. It is WebMD’s practice to provide compensation opportunities in addition to base salary that are linked to our company’s performance and the individual’s performance. Achievement of short-term goals is rewarded through annual cash bonuses, while achievement of long-term objectives is encouraged through nonqualified stock option grants and restricted stock awards that are subject to vesting over periods generally ranging from three to four years. Through annual and long-term incentives, a major portion of the total potential compensation of WebMD’s executive officers (and other members of senior management) is placed at risk in order to motivate them to improve the performance of our businesses and to increase the value of our company.

•	Designed to foster a long-term commitment by management. The Compensation Committee believes that there is great value to our company in having a team of long-tenured, seasoned executives and managers. Our compensation practices are designed to foster a long-term commitment to WebMD by our management team. The vesting schedules attributable to equity grants are typically 3 to 4 years.

The Compensation Committee has not retained outside consultants to assist it in implementing these policies or making specific decisions relating to executive compensation. The Compensation Committee does, from time to time, review general information regarding the compensation practices of other companies, including some that are likely to compete with WebMD for the services of our executives and employees and that information is a factor used by the Committee in its decisions and in its general oversight of compensation practices at WebMD. However, the Compensation Committee does not use that information to generate specific compensation amounts or targets and does not seek to create an objective standard for WebMD compensation based on what other companies have done. Instead, in each compensation decision, the Committee exercises its business judgment regarding the appropriateness of types and amounts of compensation in light of the value to WebMD of specific individuals. With respect to 2006 compensation, the Compensation Committee took into account recommendations made by the Chairman of the Board and the Chief Executive Officer of WebMD with respect to determinations of the types and amounts of compensation to be paid to the other executive officers and also discussed with the Chairman of the Board and the Chief Executive Officer the types and amounts such individuals believed would be appropriate to pay each of them in light of the amounts being recommended for the other executive officers and amounts being paid to other WebMD executives.

WebMD’s senior management generally applies a similar philosophy and similar policies to determine the compensation of officers and managers who are not executive officers and reports to the Compensation Committee regarding these matters.

Prior to the formation of WebMD’s Compensation Committee in connection with our initial public offering, the Emdeon Compensation Committee was responsible for determining the compensation of our executive officers. The Compensation Committees of the Emdeon and WebMD Boards have similar compensation philosophies and policies and continue to coordinate their decision-making to the extent they believe appropriate, including by having Mark J. Adler, M.D. serves as Chairman of both Compensation Committees.

Use of Specific Types of Compensation in 2006.

Base Salary.  The Compensation Committee reviews the base salaries of our executive officers from time to time, but expects to make few changes in those salaries except upon a change in position. No such changes were made in 2006. In general, it is the Committee’s view that increases in the cash compensation of our executive officers should be performance-based and achieved through the bonus-setting process, rather than through an increase in base salary. However, when the Compensation Committee contemplates an adjustment to base salary, various factors are considered, including: company performance, the executive’s individual performance, scope of responsibility and changes in that scope (including as a result of promotions), tenure, prior experience and market practice. Similar factors are considered by WebMD senior management in determining whether to make adjustments to salaries of other employees, and such changes are made more frequently.

Annual Cash Bonuses.  WebMD executives have the opportunity to earn annual cash bonuses. For executives who are not executive officers, individual target opportunities, as a percentage of their base salary, are generally established by our Chief Executive Officer and other members of senior management. These target percentages vary based on each executive’s level and scope of responsibility. Actual bonus amounts are determined considering an executive’s personal performance and the performance of WebMD during the year (which includes, in the case of executives working in specific business segments, the performance of that segment during the year). In addition, we adopted a supplemental bonus plan for certain designated high performing employees in 2006 who are not executive officers. These bonuses were communicated in March 2007 and will be paid so long as the plan participant remains employed by us through March 1, 2008; provided, however, that a participant will be entitled to receive his or her bonus under the plan if his or her employment terminates prior to March 1, 2008 as a result of a reduction in force or job elimination or as a result of death or disability. We prefunded the aggregate bonus amount into a trust and the earnings and forfeitures will be paid out to participants from that trust on a pro rata basis, after payment of plan expenses.

With respect to WebMD’s executive officers, the amounts of their 2006 annual bonuses were determined by the Compensation Committee (or, in the case of Mr. Wygod, by the Emdeon Compensation Committee) in its discretion, based upon its assessment of individual and company performance during the year. In some years, bonus awards for some of our executive officers (particularly newly hired executive officers) may be dictated by the terms of the executive’s employment agreement, providing for payment of a specified bonus amount or an amount within a specific range with respect to a specific employment period. No such requirements applied with respect to 2006. In addition, no pre-established performance targets were used in determining bonus amounts for executive officers for 2006; the Compensation Committee determined such amounts based on its assessment of the performance of WebMD in 2006 (taking into consideration the extent to which financial and operational goals discussed by management and the Board during 2006 were achieved and the reasons for that) and its assessment of each executive officer’s individual performance and contributions during the year.

The following table lists the annual cash bonuses payable to the Named Executive Officers with respect to 2006, as well as with respect to 2005:

Named		Amount of	Amount of
Executive Officer	Title	2006 Annual Bonus	2005 Annual Bonus

Wayne T. Gattinella	Chief Executive Officer	$340,000	$280,000
Anthony Vuolo	Executive VP and CFO	$250,000	$240,000
Nan-Kirsten Forte	Executive VP, Consumer Services	$110,000	$95,000
Martin J. Wygod	Chairman of the Board	$780,000	$450,000
David Gang	Former Executive VP and Chief Technology Officer	$450,000	$421,000

Mr. Wygod’s annual cash bonus was approved by the Compensation Committee of Emdeon and paid by Emdeon.

Special Bonuses.  No special bonuses were paid by WebMD to the Named Executive Officers in 2006. However, Mr. Wygod received a special bonus from Emdeon of $2,750,000 in 2006 in recognition of the completion of the sale transactions involving Emdeon Practice Services and Emdeon Business Services and the related repositioning of Emdeon. In addition, Mr. Vuolo, our Chief Financial Officer, received a special bonus of $450,000 from Emdeon in 2006 primarily in recognition of his services to Emdeon in connection with those transactions.

Equity Compensation.  We use two types of long-term incentives: non-qualified stock options and restricted stock. Stock options are granted with an exercise price that is equal to the fair market value of WebMD Class A Common Stock on the grant date. Thus, the Named Executive Officers will only realize value on their stock options if the price of WebMD Class A Common Stock increases after the grant date. The Compensation Committee believes that equity compensation, subject to vesting periods of three to four years, encourages employees to focus on the long-term performance of our company. The amount that employees receive from equity awards increases when the price of Class A WebMD Common Stock increases, which rewards employees for increasing shareholder value. The vesting schedules applicable to these equity awards are intended to promote retention of employees during the vesting period.

Because our Named Executive Officers received significant equity grants in connection with our initial public offering in September 2005, the Compensation Committee did not make any equity grants to our executive officers (including the Named Executive Officers) in 2006. A total of 4,195,700 options to purchase WebMD Class A Common Stock were granted to our employees at the time of our initial public offering, all with an exercise price equal to the initial public offering price of $17.50. The total number of shares of WebMD Restricted Stock awarded in connection with the initial public offering was 374,900. These equity awards are all scheduled to vest over a 4 year period, with 25% of each award vesting on each anniversary date of the date of grant for the 4 year vesting period.

In determining whether and when to make future equity grants to our executive officers, the Compensation Committee expects that it will consider the history of prior grants made to individual Named Executive Officers, their vesting status and the amounts that have been or may be realized by those individuals from those grants (including Emdeon equity grants, if any). In addition, the Compensation Committee expects that it will consider factors similar to those it considers in its decisions relating to cash compensation, as described above, including factors relating to individual and company performance.

Benefits and Perquisites.  Our executive officers are generally eligible to participate in Emdeon’s benefit plans on the same basis as our other employees (including matching contributions to a 401(k) Plan and company-paid group term life insurance). Emdeon, for the past several years, has maintained a sliding scale for the cost of employee premiums for its health plan, under which employees with higher salaries pay a higher amount. The limited perquisites (or “perks”) received by our Named Executive Officers in 2006 are described in the footnotes to the Summary Compensation Table and consisted primarily of car allowances. In addition, our executive officers (as part of a larger group of employees generally having a salary of $180,000 or more) receive company-paid supplemental disability insurance, the cost of which is listed in those footnotes.

Deductibility of Compensation.  Section 162(m) of the Internal Revenue Code generally limits the ability of a publicly held corporation to deduct compensation in excess of $1 million per year paid to certain executive officers. It is the policy of the Compensation Committee to structure, where practicable, compensation paid to its executive officers so that it will be deductible under Section 162(m) of the Code. Accordingly, WebMD’s equity plans under which awards are made to officers and directors are generally designed to ensure that compensation attributable to stock options granted will be tax deductible by WebMD. However, cash bonuses for WebMD’s executive officers and grants of restricted stock do not qualify as performance-based within the meaning of Section 162(m) and, therefore, are subject to its limits on deductibility. In determining that the compensation of WebMD’s executive officers for 2006 was appropriate under the circumstances and in the best interests of WebMD and its stockholders, the Compensation Committee considered the amount of net operating loss carryforwards available to WebMD to offset income for Federal income tax purposes. See Note 14 to the Consolidated Financial Statements included in this Annual Report.

Executive Compensation Tables

This section provides information, in tabular formats specified in applicable SEC rules, regarding the amounts of compensation paid to our Named Executive Officers for services rendered during 2006 and related information. The tables included are:

•	Summary Compensation Table, which presents information regarding our Named Executive Officer’s total compensation and the types and value of its components; and

•	three tables providing additional information regarding our equity compensation, entitled: Grants of Plan-Based Awards in 2006; Outstanding Equity Awards at End of 2006; and Option Exercises and Stock Vested in 2006.

As permitted by the SEC rules relating to these tables, our tables reflect only the types of compensation that we pay. For example, since our only retirement plan is a 401(k) plan, we do not include tables applicable to other types of retirement plans. For a general description of the types of compensation paid by WebMD and Emdeon, see “Compensation Discussion and Analysis — Overview of Types of Compensation.”

Summary Compensation Table

Table.  The following table presents information regarding the amount of the total compensation of our Named Executive Officers for services rendered during 2006, as well as the amount of the specific components of that compensation. The compensation reported in the table reflects all compensation to the Named Executive Officers from our company and any of our subsidiaries, as well as from Emdeon and any of its other subsidiaries. In certain places in the tables, we have indicated by use of the letters “W” and “E” whether equity compensation relates to securities of WebMD or Emdeon.

(a)	(b)	(c)	(d)		(e)		(f)		(g)		(h)
					Stock		Option		All Other
Name and		Salary	Bonus		Awards		Awards		Compensation		Total
Principal Position	Year	($)	($)		($)(1)		($)(1)		($)		($)

Wayne T. Gattinella	2006	560,000	340,000		46,977	E	229,800	E	8,313	(2)	2,585,752
Chief Executive Officer and					439,809	W	960,853	W

President					486,786		1,190,653
Anthony Vuolo	2006	450,000	700,000	(3)	46,977	E	229,800	E	16,079	(4)	2,563,385
Executive VP and Chief					351,847	W	768,682	W

Financial Officer					398,824		998,482
Nan-Kirsten Forte	2006	352,500	110,000		31,318	E	146,548	E	5,125	(5)	1,345,822
Executive VP — Consumer					219,905	W	480,426	W

Services					251,223		626,974
Martin J. Wygod	2006	975,000	3,530,000		629,691	E	709,598	E	10,847	(6)	7,255,798
Chairman of the Board					439,809	W	960,853	W

					1,069,500		1,670,451
David Gang	2006	450,000	450,000		347,083	E	673,872	E	5,228(	7)	3,046,712
Former Executive VP					351,847	W	768,682	W

and Chief Technology Officer					698,930		1,442,554

(1)	The amounts reported in Columns (e) and (f) above reflect the aggregate dollar amounts recognized by WebMD or Emdeon in 2006 for stock awards and option awards for income statement reporting purposes under SFAS No. 123R (disregarding any estimate of forfeitures related to service-based vesting conditions). See Note 12 (Stock-Based Compensation) to the Consolidated Financial Statements included in this Annual Report and Note 4 (Stock-Based Compensation) to the Consolidated Financial Statements included in Emdeon’s Annual Report on Form 10-K for the year ended December 31, 2006 for an explanation of the methodology and assumptions used in determining the fair value of stock option awards granted. The amounts reported in Columns (e) and (f) reflect our accounting expense for these equity awards, not amounts realized by our Named Executive Officers. The actual amounts, if any, ultimately realized by our Named Executive Officers from equity compensation will depend on the price of our Class A Common Stock (or the price of Emdeon’s Common Stock in the case of Emdeon equity awards) at the time they exercise vested stock options or at the time of vesting of restricted stock. Holders of shares of WebMD Restricted Stock and Emdeon Restricted Stock have voting power and the right to receive dividends, if any that are declared on those shares, but their ability to sell those shares is subject to vesting requirements based on continued employment.

(2)	Consists of: (a) $3,085 in company matching contributions under the Emdeon 401(k) Plan; (b) $3,986 for company-paid supplemental disability insurance; and (c) $1,242 for company-paid group term life insurance.

(3)	Includes annual bonus of $250,000 paid by WebMD and special bonus of $450,000 paid by Emdeon in recognition of his services to Emdeon primarily in connection with the sale transactions involving Emdeon Practice Services and Emdeon Business Services.

(4)	Consists of: (a) $3,269 for company-paid supplemental disability insurance; (b) $810 for company-paid group term life insurance; and (c) an automobile allowance of $12,000.

(5)	Consists of (a) $2,200 in company matching contributions under the Emdeon 401(k) Plan; (b) $2,385 for company-paid supplemental disability insurance; and (c) $540 for company-paid group term life insurance.

(6)	Consists of: (a) $3,989 for company-paid supplemental disability insurance; and (b) $6,858 for company-paid group term life insurance.

(7)	Consists of: (a) $3,986 for company-paid supplemental disability insurance; and (b) $1,242 for company-paid group term life insurance.

Additional Information.  The Summary Compensation Table above quantifies the amount or value of the different forms of compensation earned by or awarded to our Named Executive Officers in 2006 and provides a dollar amount for total compensation. All amounts reported in the Summary Compensation Table for

Mr. Wygod reflect compensation from Emdeon, except for amounts reflecting grants of WebMD Restricted Stock and options to purchase WebMD Class A Common Stock that he received in connection with our initial public offering. The amounts reported in the Summary Compensation Table for our other Named Executive Officer reflect compensation from WebMD, except (a) amounts reflecting grants by Emdeon of Emdeon Restricted Stock and options to purchase Emdeon Common Stock and (b) the special bonus paid by Emdeon to Mr. Vuolo referred to in footnote 3 to the table.

Descriptions of the material terms of each Named Executive Officer’s employment agreement and related information is provided under “Employment Agreements with Named Executive Officers” below. The agreements provide the general framework and some of the specific terms for the compensation of the Named Executive Officers and approval of the Compensation Committee is required prior to WebMD entering into employment agreements with its executive officers. However, many of the decisions relating to compensation for a specific year are made by the Compensation Committee (or, in the case of Mr. Wygod, by the Emdeon Compensation Committee) and are implemented without changes to the general terms of employment set forth in those agreements. For a discussion of the salary, bonus and equity compensation of our Named Executive Officers for 2006 and the decisions made by the Compensation Committee relating to 2006 compensation, see “Compensation Discussion and Analysis” above. In addition, the Named Executive Officers earned or were paid the other benefits listed in Column (g) of the Summary Compensation Table and described in footnote 2 and footnotes 4 through 7 to the table. For additional information regarding the compensation received by Mr. Gang in connection with our terminating his employment on April 17, 2007, see “Employment Agreements with Named Executive Officers — David Gang” below.

Grants of Plan-Based Awards in 2006

Table.  The following table presents information regarding the equity incentive awards granted by Emdeon to our Named Executive Officers during 2006. No grants of awards were made by WebMD during 2006. The material terms of each grant are described below under “Additional Information Regarding Plan-Based Awards.”

(a)	(b)	(c)	(d)	(e)	(f)	(g)
All Stock
			Awards:		Exercise or
			Number of	All Option Awards:	Base Price of
			Shares of Stock	Number of Securities	Option	Grant Date Fair Value of
	Approval	Grant	or Units	Underlying Options	Awards	Stock and Option Awards
Name	Date	Date	(#)	(#)	($/Sh)	($)

Wayne T. Gattinella	—	—	—	—	—	—
Anthony Vuolo	—	—	—	—	—	—
Nan-Kirsten Forte	—	—	—	—	—	—
Martin J. Wygod	1/27/06	1/27/06	150,000	600,000	8.77	3,307,260
	10/23/06	10/23/06	300,000	900,000	11.86	7,510,080

10,817,340
David Gang	—	—	—	—	—	—

Additional Information.  No options to purchase Class A WebMD Common Stock and no shares of WebMD Restricted Stock were granted by WebMD to our Named Executive Officers during 2006. No options to purchase Emdeon Common Stock and no shares of Emdeon Restricted Stock were granted by Emdeon to any of our Named Executive Officers, except for grants by Emdeon to Mr. Wygod, who is also an executive officer of Emdeon. These stock options granted to Mr. Wygod during 2006 and reported in Column
(e) of the table above were granted pursuant to the Emdeon 2000 Plan, except that a 500,000 share portion of the option grant made to Mr. Wygod in January 2006 was made under Emdeon’s 1996 Stock Plan (which we refer to as the Emdeon 1996 Plan). All such grants were made with a per-share exercise price equal to the fair market value of a share of the Common Stock of Emdeon on the grant date. For these purposes, and in accordance with the terms of the Emdeon 2000 Plan or the Emdeon 1996 Plan (as applicable) and Emdeon’s option grant practices, the fair market value is equal to the closing price of a share of Common Stock of Emdeon on the Nasdaq Global Select Market on the grant date. The option grants made by Emdeon to Mr. Wygod on January 27, 2006 are subject to a four (4) year vesting schedule (with 25% vesting on each of the first four anniversaries of the grant date). The option grants made by Emdeon to Mr. Wygod on October 23, 2006, are scheduled to vest as follows: 27% of the grant vests on the first anniversary of the date of grant, 33% vests on the second anniversary and 40% vests on the third anniversary. Once vested, each stock option will generally remain exercisable until its normal expiration date. Each of the stock options granted by Emdeon to Mr. Wygod in 2006 has a term of 10 years.

Each award of Emdeon Restricted Stock by Emdeon to Mr. Wygod in 2006 represents an award of Emdeon Common Stock that is subject to certain restrictions, including restrictions on transferability, and was made under, and is subject to the terms of, the Emdeon 2000 Plan. The restrictions lapse in accordance with the terms of the award agreement. The Emdeon Restricted Stock grants made to Mr. Wygod on January 27, 2006 are subject to a 3 year vesting schedule, with one-third vesting on each of the first three anniversaries of the date of grant. The Emdeon Restricted Stock grants made by Emdeon to Mr. Wygod on October 23, 2006 have the same vesting schedule as the option grants made by Emdeon to him on that date described above.

For information regarding the effect on the vesting and exercisability of the Emdeon stock options and Emdeon Restricted Stock of the death, disability or termination of employment of Mr. Wygod or a change of control of Emdeon or WebMD, see “Potential Payments and Other Benefits Upon Termination of Employment or a Change in Control — Martin J. Wygod, Chairman of the Board” and “Employment Agreements with Named Executive Officers — Martin J. Wygod” below.

The Emdeon 2000 Plan and the Emdeon 1996 Stock Plan are administered by the Emdeon Compensation Committee. The Emdeon Compensation Committee has authority to interpret the plan provisions and make all required determinations under those plans. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits. Awards granted under the Emdeon 2000 Plan and the Emdeon 1996 Stock Plan are generally only transferable to a beneficiary of a Plan participant upon his or her death. However, the Emdeon Compensation Committee may establish procedures for the transfer of awards to other persons or entities, provided that such transfers comply with applicable laws.

Outstanding Equity Awards at End of 2006

Table.  The following table presents information regarding the outstanding equity awards held by each Named Executive Officer as of December 31, 2006, including the vesting dates for the portions of these awards that had not vested as of that date. Awards of WebMD equity are indicated with “(W)” at the beginning of column (b) in the table and awards of Emdeon equity are indicated with “(E)” at the beginning of that column.

(a)	(b)			(c)		(d)	(e)	(f)	(g)		(h)	(i)
	Option Awards(1)								Stock Awards(2)
	Number of			Number of								Market
	Securities			Securities					Number of			Value of
	Underlying			Underlying					Shares of			Shares of
	Unexercised			Unexercised		Option			Stock That		Stock	Stock
	Options			Options		Exercise	Option	Option	Have Not		Award	That Have
	(#)			(#)		Price	Grant	Expiration	Vested		Grant	Not Vested
Name	Exercisable			Unexercisable		($)	Date	Date	(#)		Date	($)(3)

Wayne T. Gattinella	(E	)	166,666	83,334	(6)	8.59	3/17/04	3/17/14	12,500	(7)	3/17/04	154,875
	(E	)	239,881	—		4.81	8/20/01	8/20/11	—		—	—
	(W	)	55,000	165,000	(4)	17.50	9/28/05	9/28/15	41,250	(4)	9/28/05	1,650,825
Anthony Vuolo	(E	)	166,666	83,334	(6)	8.59	3/17/04	3/17/14	12,500	(7)	3/17/04	154,875
	(E	)	160,000	—		3.43	9/20/01	9/20/11	—		—	—
	(E	)	200,000	—		12.75	8/21/00	8/21/10	—		—	—
	(E	)	625,000	—		11.55	6/05/00	6/05/10	—		—	—
	(E	)	97,500	—		34.23	10/04/99	10/04/09	—		—	—
	(E	)	187,500	—		18.20	10/04/99	10/04/09	—		—	—
	(E	)	97,500	—		13.85	6/15/99	6/15/09	—		—	—
	(E	)	125,000	—		14.75	1/07/98	1/07/08	—		—	—
	(E	)	125,000	—		13.95	6/23/97	6/23/07	—		—	—
	(W	)	44,000	132,000	(4)	17.50	9/28/05	9/28/15	33,000	(4)	9/28/05	1,320,660
Nan-Kirsten Forte	(E	)	—	66,667	(6)	8.59	3/17/04	3/17/14	8,334	(7)	3/17/04	103,258
	(E	)	100,000	—		16.13	9/12/00	9/20/11	—		—	—
	(E	)	100,000	—		12.94	8/25/00	8/21/10	—		—	—
	(E	)	356,853	—		21.69	4/06/00	4/06/10	—		—	—
	(E	)	100,000	—		37.06	11/12/99	11/12/09	—		—	—
	(E	)	13,704	—		71.41	5/06/99	5/06/09	—		—	—
	(W	)	27,500	82,500	(4)	17.50	9/28/05	9/28/15	20,625	(4)	9/28/05	825,413
Martin J. Wygod	(E	)	—	900,000	(5)	11.86	10/23/06	10/23/16	300,000	(5)	10/23/06	3,717,000
	(E	)	—	600,000	(4)	8.77	1/27/06	1/27/16	150,000	(7)	1/27/06	1,858,500
	(E	)	3,000,000	—		12.75	8/21/00	8/21/10	—		—	—
	(E	)	585,000	—		13.85	6/15/99	6/15/09	—		—	—
	(E	)	25,000	—		22.90	7/01/98	7/01/13	—		—	—
	(E	)	25,000	—		15.50	7/01/97	7/01/12	—		—	—
	(E	)	25,000	—		14.80	7/01/96	7/01/11	—		—	—
	(E	)	25,000	—		10.00	7/03/95	7/03/10	—		—	—
	(W	)	55,000	165,000	(4)	17.50	9/28/05	9/28/15	41,250	(4)	9/28/05	1,650,825
David Gang	(E	)	100,000	300,000	(4)	9.52	5/16/05	5/16/15	75,000	(4)	5/16/05	929,250
	(W	)	44,000	132,000	(4)	17.50	9/28/05	9/28/15	33,000	(4)	9/28/05	1,320,660

(1)	Each stock option grant reported in the table above was granted under, and is subject to, our 2005 Plan, the Emdeon 2000 Plan, the Emdeon 1996 Stock Plan or another plan or agreement that contains substantially the same terms. The option expiration date shown in Column (f) above is the normal expiration date, and the last date that the options may be exercised. For each Named Executive Officer, the unexercisable options shown in Column (c) above are also unvested. Unvested shares are generally forfeited if the Named Executive Officer’s employment terminates, except to the extent otherwise provided in an employment agreement. For information regarding the effect on vesting of options of the death, disability or termination of employment of a Named Executive Officer or a change in control of Emdeon or WebMD, see “Potential Payments and Other Benefits Upon Termination of Employment or a Change in Control” below. The exercisable options shown in Column (b) above, and any unexercisable options shown in Column (c) above that subsequently become exercisable, will generally expire earlier than the normal expiration date if the Named Executive Officer’s employment terminates, except as otherwise specifically provided in the Named Executive Officer’s employment agreement. For a description of the material terms of the Named Executive Officer’s employment agreements, see “Employment Agreements with Named Executive Officers” below.

(2)	The stock awards held by our Named Executive Officers are subject to accelerated or continued vesting in connection with a change in control of WebMD or Emdeon, as the case may be, and upon certain terminations of employment, as described in more detail above under “Grants of Plan-Based Awards” and below under “Potential Payments and Other Benefits Upon Termination of Employment or a Change in Control.” Except as otherwise indicated in those sections, unvested stock awards will generally be forfeited if a Named Executive Officer’s employment terminates.

(3)	The market or payout value of stock awards reported in Column (i) is computed by multiplying the number of shares of stock reported in Column (g) by:

•	$40.02, the closing market price of WebMD Class A Common Stock on December 29, 2006, the last trading day of 2006, for WebMD Restricted Stock;

•	$12.39, the closing market price of Emdeon Common Stock on December 29, 2006, the last trading day of 2006, for Emdeon Restricted Stock.

(4)	Vesting schedule is: 25% of the grant on each of first, second, third and fourth anniversaries of the date of the grant.

(5)	Vesting schedule is: 27% of the grant on first anniversary of the date of the grant, 33% on second anniversary and 40% on third anniversary.

(6)	Vesting schedule is: 1/3 of the grant on September 17 of each of 2005, 2006 and 2007.

(7)	Vesting schedule is: 1/3 of the grant on each of first, second and third anniversaries of the date of the grant.

Option Exercises and Stock Vested in 2006

No options to purchase WebMD Class A Common Stock were exercised during 2006 by our Named Executive Officers. The following table presents information regarding the exercise of options to purchase Emdeon Common Stock by our Named Executive Officers during 2006, and regarding the vesting during 2006 of WebMD Restricted Stock and Emdeon Restricted Stock previously granted to our Named Executive Officers. Amounts with respect to WebMD equity are noted with a “W” and amounts with respect to Emdeon equity are noted with an “E.”

(a)	(b)		(c)		(d)		(e)
	Option Awards				Stock Awards
	Number of Shares		Value Realized		Number of Shares		Value Realized
	Acquired on Exercise		on Exercise		Acquired on Vesting		on Vesting
Name	(#)		($)(1)		(#)		($)(2)

Wayne T. Gattinella	279,819	E	1,942,007	E	12,500	E	128,750	E
					13,750	W	473,688	W

							602,438
Anthony Vuolo	—		—		12,500	E	128,750	E
					11,000	W	378,950	W

							507,700
Nan-Kirsten Forte	163,333	E	618,827E		8,333	E	85,830	E
					6,875	W	236,844	W

							322,674
Martin J. Wygod	—		—		13,750	W	473,688	W
David Gang	—		—		25,000	E	300,000	E
					11,000	W	378,950	W

							678,950

(1)	The dollar amounts shown in Column (c) above for option awards are determined by multiplying (i) the number of shares of Emdeon Common Stock to which the exercise of the option related, by (ii) the difference between (1) the per-share closing price of Emdeon Common Stock on the date of exercise (or, for any shares sold on the date of exercise, the actual sale price received) and (2) the exercise price of the options.

(2)	The dollar amounts shown in Column (e) above for shares of WebMD Restricted Stock and Emdeon Restricted Stock are determined by multiplying the number of shares that vested by the per-share closing price of WebMD Class A Common Stock or Emdeon Common Stock on the vesting date.

Potential Payments and Other Benefits Upon Termination of Employment or a Change in Control

Background and Assumptions.  In this section, we provide estimates of amounts that may become payable to our Named Executive Officers under their employment agreements as a result of a termination of employment under specific circumstances, as well as estimates regarding the value of other benefits they may become entitled to receive as a result of such termination. For example, such other benefits typically include, with respect to outstanding equity awards, continuation or acceleration of vesting. For a detailed description of the applicable provisions of the employment agreements of our Named Executive Officers, see “Employment Agreements with Named Executive Officers” below. Under those agreements, the amount and types of payment and other benefits vary depending on whether the termination is as a result of death or disability, is with or without cause, is a resignation for good reason and/or is in connection with a change of control. As prescribed by applicable SEC rules, in estimating the amount of any potential payments to Named Executive Officers under their employment agreements and the value of other benefits they may become entitled to receive, we have assumed that the applicable triggering event (i.e., termination of employment or change in control) occurred on December 31, 2006, that the price per share of Emdeon Common Stock is $12.39, the closing price per share on December 29, 2006, the last trading day in 2006, and that the price per share of WebMD Class A Common Stock is $40.02, the closing price per share on December 29, 2006. We have also treated the right to continue to vest in options as accelerated to December 31, 2006 for purposes of this disclosure only.

If the benefits payable to Mr. Vuolo in connection with a change in control would be subject to the excise tax imposed under Section 280G of the Internal Revenue Code of 1986 (“Section 280G”), WebMD has agreed to make an additional payment to him so that the net amount of such payment (after taxes) that he receives is sufficient to pay the excise tax due. Emdeon has agreed to make such additional payments to Mr. Wygod. In the tables below, we have calculated the Section 280G excise tax on the basis of IRS regulations and Rev. Proc. 2003-68 and have assumed that the Named Executive Officer’s outstanding equity awards would be accelerated and terminated in exchange for a cash payment upon the change in control. The value of this acceleration (and thus the amount of the additional payment) would be slightly higher if the accelerated awards were assumed by the acquiring company rather than terminated upon the transaction. For purposes other than calculating the Section 280G excise tax, we have calculated the value of any option or stock award that may be accelerated in connection with a change in control to be the amount the holder can realize from such award as of December 31, 2006: for options, that is the market price of the shares that would be received upon exercise, less the applicable exercise price; and for restricted stock, that is the market value of the shares that would vest.

For information regarding amounts payable to David Gang (our former Executive Vice President and Chief Technology Officer) following the termination of his employment on April 17, 2007, see “Employment Agreements with Named Executive Officers — David Gang” below.

Change in Control Benefits.  The Compensation Committee believes that executives should generally not be entitled to severance benefits upon the occurrence of a change in control, but that it is appropriate to provide for such benefits if a change in control is followed by a termination of employment or other appropriate triggering event. However, as more fully described in the tables below and under the heading “Employment Agreements with the Named Executive Officers,” the Compensation Committee has approved the following exceptions:

•	Mr. Wygod’s employment agreement includes terms providing that if there is a change in control of Emdeon, all of his outstanding options and other equity compensation (including WebMD equity) would become immediately vested and the options would remain exercisable for the remainder of the originally scheduled term. The employment agreement also permits him to resign for Good Reason following a change in control, but requires him to provide consulting services during any period in which he is receiving severance.

•	In the case of Mr. Gattinella, his employment agreement provides that, so long as he remains employed for 6 months following a change in control of WebMD, his options to purchase WebMD Class A Common Stock would continue to vest until the next vesting date following the change in control.

•	With respect to Mr. Vuolo, his employment agreement includes terms providing that he would be able to resign following a change in control, after the completion of a transition period with the successor, and receive the same benefits that he would be entitled to upon a termination without cause following the change in control (as set forth in the tables below and the description of his employment agreement that follows).

In the negotiations with those Named Executive Officers regarding their employment agreements, the Emdeon Compensation Committee (which was authorized to make compensation determination with respect to WebMD executive officers prior to WebMD’s initial public offering and is authorized to make compensation determinations with respect to Emdeon’s executive officers) recognized that, for those individuals, a change in control is likely to result in a fundamental change in the nature of their responsibilities. Accordingly, under their employment agreements, the Emdeon Compensation Committee approved those Named Executive Officers having, following a change in control, the rights described above. The Emdeon Compensation Committee believed that the rights provided were likely to be viewed as appropriate by a potential acquiror in the case of those specific individuals. In addition, the Emdeon Compensation Committee sought to balance the rights given to those Named Executive Officers with certain requirements to provide transitional or consulting services (as described below) in types and amounts likely to be viewed as reasonable by a potential acquiror.

Tables.  The tables below set forth estimates (rounded to the nearest $1,000), based on the assumptions described above and in the footnotes to the tables, of the potential payments and the potential value of other benefits applicable to each Named Executive Officer upon the occurrence of specified termination or change in control triggering events. The terms used in the tables have the meanings given to them in each Named Executive Officer’s employment agreement and described below under “Employment Agreements with Named Executive Officers.” In addition, the amounts set forth in each table reflect the following:

•	In the column entitled “Permanent Disability or Death,” the amounts reflect both provisions in those employment agreements and the fact that WebMD’s and Emdeon’s equity plans generally provide for acceleration of vesting of awards in the event of a termination of employment as a result of death or disability.

•	In the row entitled “Health and Welfare Benefits Continuation,” the amounts are based upon the current average cost to our company of these benefits, per employee, and are net of amounts that the executives would continue to be responsible for, which is generally the portion of the premiums they would have paid if they remained employed. We have not made any reduction in the amounts in this row to reflect the fact that the obligation to continue benefits ceases in the event the executive becomes eligible for comparable coverage with a subsequent employer.

Wayne T. Gattinella, Chief Executive Officer and President

							Termination of
		Voluntary					Employment
		Termination					without “Cause” or
	Voluntary	in Connection				Involuntary	for “Good Reason”
	Termination	with a	Other	Permanent	Involuntary	Termination	Following a
Executive Benefits and	for “Good	“Change in	Voluntary	Disability	Termination	without	“Change in
Payments	Reason”	Control”(1)	Termination	or Death	for “Cause”	“Cause”	Control”

Cash Severance(2)	840,000	-0-	-0-	-0-	-0-	840,000	840,000
Stock Options	1,239,000	1,239,000	-0-	4,032,000	-0-	1,239,000	1,239,000
Restricted Stock	-0-	-0-	-0-	1,806,000	-0-	-0-	-0-
Health and Welfare Benefits Continuation	10,000	-0-	-0-	-0-	-0-	10,000	10,000
280G Tax Gross-Up	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	2,089,000	1,239,000	-0-	5,838,000	-0-	2,089,000	2,089,000

(1)	As described above under “— Change in Control Benefits,” in the event of a Change in Control of WebMD, the unvested portion of the options granted to Mr. Gattinella at the time of our initial public offering would continue to vest until the next vesting date following the Change in Control, so long as he remains employed for 6 months following the Change in Control. For purposes of calculating the amounts included in the column entitled “Voluntary Termination in Connection with Change in Control” we treat such resignation as occurring on December 31, 2006 and assume that requirement for the 6 month transition period has been met.

(2)	Represents one year of salary and an annual bonus for 2006. We have assumed, solely for purposes of preparing this table, that the amount of the annual bonus used for calculating the amounts in this line of the table, is $280,000, the amount of Mr. Gattinella’s bonus for 2005.

Anthony Vuolo, Executive Vice President and Chief Financial Officer

							Termination of
		Voluntary					Employment
		Termination					without “Cause” or
	Voluntary	in Connection				Involuntary	for “Good Reason”
	Termination	with a	Other	Permanent	Involuntary	Termination	Following a
Executive Benefits and	for “Good	“Change in	Voluntary	Disability	Termination	without	“Change in
Payments	Reason”	Control”(1)	Termination	or Death	for “Cause”	“Cause”	Control”

Cash Severance(2)	1,275,000	1,275,000	-0-	1,275,000	-0-	1,275,000	1,275,000
Stock Options	991,000	991,000	-0-	3,289,000	-0-	991,000	991,000
Restricted Stock	-0-	-0-	-0-	1,476,000	-0-	-0-	-0-
Health and Welfare Benefits Continuation	30,000	30,000	-0-	30,000	-0-	30,000	30,000
280G Tax Gross-Up	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	2,296,000	2,296,000	-0-	6,070,000	-0-	2,296,000	2,296,000

(1)	Mr. Vuolo may resign from his employment after 6 months following a Change in Control of WebMD and receive the same benefits as if he was terminated without Cause or for Good Reason following a Change in Control. He may not unilaterally resign without Good Reason prior to such date and receive these benefits. However, for purposes of calculating the amounts included in the column for “Voluntary Termination in Connection with a Change in Control” we treat such resignation as occurring on December 31, 2006 and assume that the 6 month transition period requirement has been met.

(2)	The amounts in this row, other than the columns that are zero, consist of 18 months of salary and bonuses (based on what was actually paid for 2005), plus an annual bonus for 2006 (based on what was actually paid for 2005).

Nan-Kirsten Forte, Executive Vice President — Consumer Services

							Termination of
		Voluntary					Employment
		Termination					without “Cause” or
	Voluntary	in Connection				Involuntary	for “Good Reason”
	Termination	with a	Other	Permanent	Involuntary	Termination	Following a
Executive Benefits and	for “Good	“Change in	Voluntary	Disability	Termination	without	“Change in
Payments	Reason”	Control”	Termination	or Death	for “Cause”	“Cause”	Control”

Cash Severance(1)	448,000	-0-	-0-	-0-	-0-	448,000	448,000
Stock Options	619,000	-0-	-0-	2,112,000	-0-	619,000	619,000
Restricted Stock	-0-	-0-	-0-	929,000	-0-	-0-	-0-
Health and Welfare Benefits Continuation	10,000	-0-	-0-	-0-	-0-	10,000	10,000
280G Tax Gross-Up	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	1,077,000	-0-	-0-	3,041,000	-0-	1,077,000	1,077,000

(1)	Represents one year of salary and an annual bonus for 2006. We have assumed, solely for purposes of preparing this table, that the amount of the annual bonus used for calculating the amounts in this line of the table, is $95,000, the amount of Ms. Forte’s bonus for 2005.

Martin J. Wygod, Chairman of the Board

							Termination of
		Voluntary					Employment
		Termination					without “Cause” or
	Voluntary	in Connection				Involuntary	for “Good Reason”
	Termination	with a	Other	Permanent	Involuntary	Termination	Following a
Executive Benefits and	for “Good	“Change in	Voluntary	Disability	Termination	without	“Change in
Payments	Reason”	Control”	Termination	or Death	for “Cause”	“Cause”	Control”

Cash Severance(1)	3,500,000	3,500,000	-0-	3,500,000	-0-	3,500,000	3,500,000
Stock Options	6,365,000	6,365,000	-0-	6,365,000	-0-	6,365,000	6,365,000
Restricted Stock	7,226,000	7,226,000	-0-	7,226,000	-0-	7,226,000	7,226,000
Health and Welfare Benefits Continuation	36,000	36,000	-0-	36,000	-0-	36,000	36,000
280G Tax Gross-Up(2)	-0-	4,147,000	-0-	-0-	-0-	-0-	4,147,000
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	17,127,000	21,274,000	-0-	17,127,000	-0-	17,127,000	21,274,000

(1)	Mr. Wygod is required to provide consulting services during the period he is receiving severance payments. Please see the description of his employment agreement below under “Employment Agreements with Named Executive Officers — Martin J. Wygod.”

(2)	We have assumed, solely for purposes of preparing this table, that the salary continuation portion of the severance is the only portion of the severance benefits that constitutes “reasonable compensation” for the consulting services required of Mr. Wygod and the restrictive covenants to which he is bound following the termination of his employment. Accordingly, we have not treated the salary continuation portion as a parachute payment for purposes of Section 280G. Such assumption may change at the time of an actual change in control.

Employment Agreements with Named Executive Officers

The following are summaries of the employment agreements with our Named Executive Officers. The agreements provide the general framework and some of the specific terms for the compensation of the Named Executive Officers and approval of the Compensation Committee is required prior to WebMD entering into employment agreements with its executive officers. However, many of the decisions relating to the compensation of our Named Executive Officers for a specific year are made by the Compensation Committee (or, in the case of Mr. Wygod, by the Emdeon Compensation Committee), and implemented without changes to the general terms of employment set forth in those agreements. With respect to 2006, those decisions and their implementation are discussed earlier in this “Executive Compensation” section.

Wayne T. Gattinella

We are party to an employment agreement, dated as of April 28, 2005, with Wayne Gattinella, who serves as our CEO and President. The following is a description of Mr. Gattinella’s employment agreement:

•	Mr. Gattinella currently receives an annual base salary of $560,000 and is eligible to earn a bonus of up to 100% of his base salary. For 2006, Mr. Gattinella received a bonus of $340,000, determined by the Compensation Committee of our Board in its discretion (and ratified by Emdeon’s Compensation Committee), based on both his own and WebMD’s performance. With respect to subsequent years, the employment agreement provides that achievement of 50% of Mr. Gattinella’s bonus will be based upon WebMD’s attainment of corporate financial and strategic goals to be established by the Compensation Committee, with the financial goals generally related to revenue and/or other measures of operating results, and achievement of the remaining 50% of Mr. Gattinella’s bonus will be based on performance goals to be established by the Compensation Committee. For information regarding Mr. Gattinella’s equity compensation, see the “Executive Compensation Tables” above.

•	In the event of the termination of Mr. Gattinella’s employment, prior to April 30, 2009, by WebMD without “Cause” or by Mr. Gattinella for “Good Reason” (as those terms are described below), he would be entitled to continue to receive his base salary for one year from the date of termination, to receive any unpaid bonus for the year preceding the year in which the termination occurs, and to receive healthcare coverage until the earlier of one year following his termination and the date upon which he receives comparable coverage under another plan. In the event that a termination of Mr. Gattinella’s employment by WebMD without Cause or by Mr. Gattinella for Good Reason occurs before the fourth anniversary of the grant of the options to purchase WebMD Class A Common Stock, 25% of such options would continue to vest on the next vesting date following the date of termination.

•	In the event of a “Change in Control” of WebMD (as that term is described below), the unvested portion of the options to purchase WebMD Class A Common Stock would continue to vest until the later of (1) two years from the date of grant and (2) the next scheduled vesting date following the Change in Control. The continued vesting applies only if Mr. Gattinella remains employed until six months following such Change in Control or is terminated by our successor without Cause or he resigns for Good Reason during such six-month period. For purposes of the employment agreement, a “Change in Control” would occur when: (i) a person, entity or group acquires more than 50% of the voting power of WebMD, (ii) there is a reorganization, merger or consolidation or sale involving all or substantially all of WebMD’s assets, or (iii) there is a complete liquidation or dissolution of WebMD.

•	For purposes of the employment agreement, (a) “Cause” includes (i) continued willful failure to perform duties after 30 days’ written notice, (ii) willful misconduct or violence or threat of violence that would harm WebMD, (iii) a material breach of WebMD’s policies, the employment agreement, or the Trade Secret and Proprietary Information Agreement (as described below), that remains unremedied after 30 days’ written notice, or (iv) conviction of a felony in respect of a dishonest or fraudulent act or other crime of moral turpitude; and (b) “Good Reason” includes any of the following conditions or events remaining in effect after 30 days’ written notice: (i) a reduction in base salary, (ii) a material reduction in authority, or (iii) any material breach of the employment agreement by WebMD.

•	The employment agreement and the Trade Secret and Proprietary Information Agreement described below are governed by the laws of the State of New York.

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

•	The employment agreement provides that Ms. Forte receives an annual base salary of $352,500 and is entitled to receive an annual bonus with a target of 35% of base salary to be determined by our Compensation Committee. For 2006, Ms. Forte received a bonus of $110,000, determined by the Compensation Committee of our Board in its discretion, based on both her own and WebMD’s performance. For information regarding Ms. Forte’s equity compensation, see the “Executive Compensation Tables” above.

•	In the event of the termination of Ms. Forte’s employment by us without Cause or by Ms. Forte for Good Reason prior to the fourth anniversary of the effective date of the agreement, she would be entitled to continue to receive her base salary for one year following her termination, to receive any unpaid bonus for the year preceding the year in which the termination occurs, and to receive health coverage until the earlier of one year following her termination and the date upon which she receives comparable coverage under another plan. In addition, the stock options granted in connection with our initial public offering would continue to vest through the next vesting date following the date of termination. Ms. Forte’s receipt of these severance benefits is subject to her execution of a release of claims against us and continued compliance with applicable restrictive covenants.

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

Anthony Vuolo

Anthony Vuolo, who serves as our Executive Vice President, Chief Financial Officer, was a party to an employment agreement with Emdeon. Mr. Vuolo’s employment agreement has been amended and restated, effective as of the date of our initial public offering, and assumed by us. The following is a description of Mr. Vuolo’s amended and restated employment agreement:

•	The employment agreement provides that Mr. Vuolo will receive an annual base salary of $450,000 and is eligible to earn a bonus of up to 100% of his base salary. For 2006, Mr. Vuolo received an annual bonus of $250,000, determined by the Compensation Committee of our Board in its discretion, based on both his own and WebMD’s performance. In addition, Mr. Vuolo received a special bonus from Emdeon of $450,000 primarily in recognition of his services to Emdeon in connection with the sale transactions during 2006 involving Emdeon Practice Services and Emdeon Business Services, which Mr. Vuolo has agreed would not be included as part of his historical compensation for purposes of any calculation of severance pay under his employment agreement. With respect to subsequent years, the employment agreement provides that achievement of 50% of that bonus will be based upon our attainment of corporate financial and strategic goals to be established by the Compensation Committee of our Board in consultation with Mr. Vuolo and achievement of the remaining 50% will be determined in the discretion of our Compensation Committee, or in the discretion of the Compensation Committee of Emdeon’s Board with respect to services rendered by Mr. Vuolo to Emdeon. For information regarding Mr. Vuolo’s equity compensation, see the “Executive Compensation Tables” above.

•	In the event of the termination of Mr. Vuolo’s employment due to his death or disability, by us without Cause (as described below), or by Mr. Vuolo for Good Reason (as described below), or as a result of our failure to renew his employment agreement, he would be entitled to:

(a)	continuation of his base salary for a period of eighteen months following the date of termination;

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

In addition, all vested options to purchase Emdeon Common Stock granted to Mr. Vuolo (other than the options granted March 17, 2004) would remain exercisable as if he remained in Emdeon’s employ through the original expiration date specified in each applicable stock option agreement. Further, the options to purchase WebMD Class A Common Stock granted in connection with our initial public offering would continue to vest through the next vesting date following the date of termination; provided that if the event triggering Good Reason is a Change in Control (as described below) then these options would be treated as described below. Mr. Vuolo’s receipt of these severance benefits is subject to his continued compliance with applicable restrictive covenants.

•	For purposes of the employment agreement, (a) “Cause” includes (i) a material breach of his employment agreement that remains unremedied after 30 days’ written notice, or (ii) conviction of a felony; and (b) “Good Reason” includes (i) a material reduction in his title or responsibilities, (ii) the requirement to report to anyone other than our CEO, (iii) a reduction in his base salary or material fringe benefits, (iv) a material breach by us of his employment agreement, (v) relocation of his place of work outside Manhattan, New York, unless it is within 25 miles of his current residence, or (vi) the date that is six months following a Change in Control (as described below) of WebMD or Emdeon (so long as we are a subsidiary of Emdeon at the time of a Change in Control of Emdeon and that Mr. Vuolo remains employed by our successor or Emdeon’s successor, or is terminated without Cause or resigns for Good Reason, during such six-month period).

•	For purposes of the employment agreement, a “Change in Control” would occur when: (i) any person, entity, or group acquires at least 50% of the voting power of WebMD or Emdeon, (ii) there is a sale of all or substantially all of our or Emdeon’s assets in a transaction where then current stockholders do not receive a majority of the voting power or equity interest in the acquiring entity or its controlling affiliates or (iii) a complete liquidation or dissolution of us or Emdeon occurs.

•	The employment agreement also provides that in the event of a Change in Control of WebMD prior to the second anniversary of the date of grant of the stock option granted in connection with our initial public offering, as long as Mr. Vuolo remains employed for at least 6 months after the Change in Control (or is terminated without Cause or resigns for Good Reason), then such option will continue to vest through the second anniversary of the date of grant of the stock option (i.e., 50% vested) whether or not Mr. Vuolo remains employed by us on the vesting date(s). In the event of a change in control of WebMD on or after the second anniversary, but prior to the fourth anniversary, of the date of grant of the stock option granted in connection with our initial public offering, as long as Mr. Vuolo remains employed for at least 6 months after the change in control (or is terminated without Cause or resigns for Good Reason), then such option will vest through the next vesting date, whether or not Mr. Vuolo remains employed by us on such vesting date.

•	The employment agreement provides that in the event of a transaction whereby we are no longer a subsidiary of Emdeon and, as a result, Mr. Vuolo is no longer providing services to Emdeon, then all options to purchase Emdeon’s stock granted to Mr. Vuolo will be treated as if his employment was terminated without Cause.

•	The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the second anniversary of the date employment has ceased.

•	The employment agreement is governed by the laws of the State of New York.

•	The employment agreement contains a tax gross-up provision relating to any excise tax that Mr. Vuolo incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code. Any excess parachute and related gross-up payments made to Mr. Vuolo will not be deductible for federal income tax purposes.

Martin J. Wygod

On August 3, 2005, Emdeon amended and restated the employment agreement, dated October 8, 2001, with Martin J. Wygod. The agreement was further amended on February 1, 2006. Under the amended agreement, Mr. Wygod serves as Emdeon’s Chairman of the Board, and also serves as Chairman of the Board of WebMD. In these positions, Mr. Wygod focuses on the overall strategy, strategic relationships and transactions intended to create long-term value for stockholders. The following is a description of Mr. Wygod’s amended employment agreement:

•	The employment agreement provides for an employment period through August 3, 2010.

•	Under the employment agreement, Mr. Wygod received an annual base salary of $1.26 million, for his services as Chairman of the Board of Emdeon, until the completion of WebMD’s initial public offering; when the initial public offering was completed in September 2005, Mr. Wygod’s base salary was reduced to $975,000 per year. The amount of any bonus is in the discretion of the Compensation Committee of the Board of Emdeon. For 2006, Mr. Wygod received an annual bonus of $780,000, determined by the Emdeon Compensation Committee in its discretion, based on both his own and Emdeon’s performance, and a special bonus of $2,750,000 in recognition of his contributions to the repositioning of Emdeon during 2006 (including the sale transactions during 2006 involving Emdeon Practice Services and Emdeon Business Services). For information regarding Mr. Wygod’s equity compensation, see the “Executive Compensation Tables” above.

•	In the event of termination of Mr. Wygod’s employment by Emdeon without “Cause” (as described below) or by Mr. Wygod for “Good Reason” (as described below), Mr. Wygod would become a consultant for Emdeon and would be entitled to receive his salary, at the rate then in effect, and continuation of benefits until the later of (i) two years following such termination or (ii) August 3, 2010. In addition, all options, or other forms of equity compensation, granted to Mr. Wygod by Emdeon or any of its affiliates (which would include WebMD) that have not vested prior to the date of termination would become vested as of the date of termination and, assuming there has not been a “Change in Control” of Emdeon or of WebMD (as described below), would continue to be exercisable as long as he remains a consultant (or longer if the plan or agreement expressly provided). The amount of past bonuses would not be included in the calculation of the amount of Mr. Wygod’s severance payments. In the event that Mr. Wygod’s employment is terminated due to death or disability, he or his estate would receive the same benefits as described above. For purposes of the employment agreement:

(a)	“Cause” includes a final court adjudication that Mr. Wygod (i) committed fraud or a felony directed against Emdeon (or its affiliates) relating to his employment, or (ii) materially breached any of the material terms of the employment agreement; and

(b)	“Good Reason” includes the following conditions or events: (i) a material reduction in title or responsibility that remains in effect for 30 days after written notice, (ii) a final court adjudication that Emdeon materially breached any material provisions of the employment agreement, (iii) failure to serve on Emdeon’s Board or the Executive Committee of Emdeon’s Board, or (iv) the occurrence of a “Change in Control” (as described below) of Emdeon.

•	The employment agreement provides that in the event there is Change in Control of Emdeon, all outstanding options and other forms of equity compensation (including equity compensation granted by WebMD) would become immediately vested on the date of the Change in Control and, if following the Change in Control, Mr. Wygod’s employment terminates for any reason other than Cause, they would continue to be exercisable until the tenth anniversary of the applicable date of grant. A Change in Control of Emdeon is also an event that constitutes Good Reason for purposes of a termination by Mr. Wygod. In the event there is a Change in Control of WebMD, any portion of Mr. Wygod’s equity that relates to WebMD will fully vest and become exercisable on the date of such event, and if following such event, Mr. Wygod’s engagement with WebMD is terminated for any reason other than cause, such equity will remain outstanding until the expiration of its original term. For purposes of the employment agreement:

(a)	a “Change in Control” of Emdeon includes (i) a change in the majority of the Board of Directors of Emdeon without the consent of the incumbent directors, (ii) any person or entity becoming the beneficial owner of 25% or more of the voting shares of Emdeon and the Compensation Committee determining that such transaction constitutes a change in control, taking into consideration all relevant facts, (iii) consummation of a reorganization, merger or similar transaction as a result of which Emdeon’s stockholders prior to the consummation of the transaction no longer represent 50% of the voting power and (iv) consummation of a sale of all or substantially all of Emdeon’s assets; and

(b)	a “Change in Control” of WebMD includes (i) a change in the majority of the Board of Directors of WebMD without the consent of the incumbent directors, (ii) any person or entity becoming the beneficial owner of 50% or more of the voting shares of WebMD, (iii) consummation of a reorganization, merger or similar transaction as a result of which WebMD’s stockholders prior to the consummation of the transaction no longer represent 50% of the voting power; and (iv) consummation of a sale of all or substantially all of WebMD’s assets provided that no public offering nor any split-off, spin-off, stock dividend or similar transaction as a result of which the voting securities of WebMD are distributed to Emdeon’s stockholders will constitute a Change in Control of WebMD or Emdeon.

•	In the event Mr. Wygod terminates his engagement with WebMD for “Good Reason” (as described in the following sentence), WebMD Restricted Stock and options to purchase WebMD Class A Common Stock granted to him will fully vest and become exercisable on the date his engagement terminates and will remain exercisable for the period beginning on such date and ending on the later of two years following such termination or August 3, 2010. For the purposes of a termination of Mr. Wygod’s engagement with WebMD by him, “Good Reason” means a material reduction in Mr. Wygod’s title or responsibilities as Chairman of the Board of WebMD.

•	In the event that Mr. Wygod’s employment with Emdeon is terminated for any reason, but he remains Chairman of the Board of WebMD, WebMD will have no obligation to pay a salary to Mr. Wygod.

•	The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that continue until the second anniversary of the date his employment has ceased.

•	The employment agreement contains a tax gross-up provision relating to any excise tax that Mr. Wygod incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code. Any excess parachute payments and related tax gross-up payments made to Mr. Wygod will not be deductible for federal income tax purposes.

David Gang

David Gang served as our Executive Vice President — Product and Programming and Chief Technology Officer until April 17, 2007. In accordance with the terms of his employment agreement dated as of April 28, 2005, as amended as of July 13, 2005 and March 9, 2006, he will be eligible to receive the amounts and benefits payable upon a termination without Cause, subject to his execution of a release in a form satisfactory to the Company and his continued compliance with the restrictive covenants to which he is bound. Those amounts and benefits include the following:

•	He will continue to receive his base salary ($450,000 per annum), as severance, for a period of 1 year from the date of termination. We will also pay that portion of the COBRA premium that we would have paid if he were an active employee of our company for one year (or, if earlier, until he is eligible for comparable coverage with a subsequent employer).

•	The options to purchase shares of Emdeon Common Stock that were granted to Mr. Gang on his first day of employment will remain outstanding and continue to vest as if he remained in our employ until the next vesting date (May 16, 2007). The per share exercise price applicable to such grant was $9.52 per share and the number of such options that will vest on May 16, 2007 is 100,000 shares. In addition, the options to purchase shares of WebMD Class A Common Stock that were granted to Mr. Gang at the time of our initial public offering will remain outstanding and continue to vest as if he remained in our employ until the next vesting date (September 28, 2007). The per share exercise price applicable to such grant was $17.50 and the number of such options that will vest on September 28, 2007 is 44,000. Any remaining unvested options are forfeited.

•	The unvested portion of each of the Emdeon Restricted Stock and the WebMD Restricted Stock granted to him that had not vested as of the date of termination was forfeited.

•	The employment agreement and the related agreement described below are governed by the laws of the State of New York.

In connection with Mr. Gang’s employment, he entered into a related agreement that contains confidentiality obligations that survive indefinitely. The agreement also includes non-solicitation provisions that prohibit Mr. Gang from hiring WebMD employees or soliciting any of WebMD’s clients or customers that he had a relationship with during the time he was employed by WebMD, and non-competition provisions that prohibit Mr. Gang from being involved in a business that competes with WebMD’s business. The non-solicitation and non-competition obligations end on April 17, 2008.

Director Compensation

For information regarding the compensation of our non-employee directors, please see Item 10 above under the heading “Non-Employee Director Compensation,” which is hereby incorporated by reference in this Item 11. Employees of Emdeon who serve on our Board of Directors do not receive additional compensation for Board service.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership by Principal Stockholders and Management

The following table sets forth information with respect to the beneficial ownership of WebMD Class A Common Stock as of April 17, 2007 (except where otherwise indicated), by each person or entity known by us to beneficially own more than 5% of our Class A Common Stock, by each of our directors, by each of our Named Executive Officers and by all of our directors and executive officers as a group. This table also provides information with respect to the beneficial ownership of WebMD Class B Common Stock (all of which is owned by Emdeon), taken together with WebMD Class A Common Stock. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons listed in the table below have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them. Unless otherwise indicated, the address of each of the beneficial owners identified is c/o WebMD Health Corp., 111 Eighth Avenue, New York, NY 10011.

						Percent of
	Class A		Percent of	Class B		Total Class A
	Common		Class A	Common	Total	and Class B
Name and Address of Beneficial Owner	Stock(1)		Outstanding(2)	Stock(3)	Shares	Outstanding(2)

Emdeon Corporation	48,100,000	(2)	84.2%	48,100,000	48,100,000	84.2%
669 River Drive, Center 2 Elmwood Park, NJ 07407
FMR Corp.(4)	948,830		10.5%	—	948,830	1.7%
82 Devonshire Street Boston, Massachusetts 02109
Mark J. Adler, M.D.	18,092	(5)	*	—	18,092	*
Neil F. Dimick	20,346	(6)	*	—	20,346	*
Nan-Kirsten Forte	52,501	(7)	*	—	52,501	*
David Gang	193,736	(8)	2.1%	—	193,736	*
Wayne T. Gattinella	129,600	(9)	1.4%	—	129,600	*
Jerome C. Keller	23,884	(10)	*	—	23,884	*
James V. Manning	58,408	(11)	*	—	58,408	*
Abdool Rahim Moossa, M.D.	18,908	(12)	*	—	18,908	*
Stanley S. Trotman, Jr.	37,762	(13)	*	—	37,762	*
Anthony Vuolo	100,900	(14)	1.1%	—	100,900	*
Martin J. Wygod	430,507	(15)	4.8%	—	430,507	*
All executive officers and directors as a group (14 persons)	1,233,498		13.2%	—	1,233,498	2.1%

*	Less than 1%.

(1)	Beneficial ownership is determined under the rules and regulations of the SEC, which provide that shares of Common Stock that a person has the right to acquire within 60 days are deemed to be outstanding and beneficially owned by that person for the purpose of computing the total number of shares beneficially owned by that person and the percentage ownership of that person. However, those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Accordingly, the amounts set forth below include shares of WebMD Class A Common Stock that such person has the right to acquire pursuant to options that are currently exercisable or that will be exercisable within 60 days of April 17, 2007 (which we refer to in this table as Option Shares). The amount of Option Shares, if any, held by each person is indicated in the footnotes below. In addition, the amounts set forth below include shares of WebMD Restricted Stock, which are subject to vesting requirements based on continued employment, in the respective amounts stated in the footnotes below. Holders of WebMD Restricted Stock have voting power, but not dispositive power, with respect to unvested shares of WebMD Restricted Stock. For information regarding the vesting schedules of the WebMD Restricted Stock, see “Executive Compensation — Summary Compensation Table” and “Compensation of Non-Employee Directors” above.

(2)	Shares of Class B Common Stock are convertible, at the option of the holder, on a one-for-one basis for Class A Common Stock. Accordingly, under the rules and regulations of the SEC, which provide that shares of common stock that a person has the right to acquire within 60 days are deemed to be outstanding and beneficially owned by that person for the purpose of computing the total number of shares beneficially owned by that person and the percentage ownership of that person, Emdeon is the beneficial owner of 48,100,000 shares of Class A Common Stock, which would represent 84.3% of the outstanding Class A Common Stock on that basis. However, those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person, each of which is based on the total number of shares of our outstanding Class A Common Stock which, as of April 17, 2007, was 8,995,953 (including unvested shares of WebMD Restricted Stock). The column entitled “Percent of Total Class A and Class B Outstanding” provides information on each listed holder’s percentage ownership of the total number of shares of our outstanding common stock which, as of April 17, 2007, was 57,095,953 (including unvested shares of WebMD Restricted Stock).

(3)	Since each share of Class B Common Stock is entitled to five votes per share and each share of Class A Common Stock is entitled to one vote per share, Emdeon controls, through its ownership of Class B Common Stock, approximately 96% of the combined voting power of the outstanding common stock of WebMD.

(4)	The information shown is as of December 31, 2006 and is based upon information disclosed by FMR Corp., Fidelity Management and Research Company, Fidelity Growth Company Fund and Edward C. Johnson, 3d in a Schedule 13G filed with the SEC. Such persons reported that FMR Corp. and the other members of the filing group had, as of May 31, 2006, sole power to dispose of or to direct the disposition of 1,076,080 shares of WebMD Class A Common Stock and sole power to vote or to direct the vote of 17,300 shares of WebMD Class A Common Stock. Sole power to vote the other shares of WebMD Class A Common Stock beneficially owned by the filing group resides in the respective boards of trustees of the funds that have invested in the shares. The interest of Fidelity Growth Company Fund, an investment company registered under the Investment Company Act of 1940, amounted to 545,200 shares of WebMD Class A Common Stock as of May 31, 2006.

(5)	Represents 8,192 shares of Class A Common Stock and 6,600 Option Shares held by Dr. Adler and 3,300 unvested shares of WebMD Restricted Stock granted to Dr. Adler.

(6)	Represents 10,446 shares of Class A Common Stock and 6,600 Option Shares held by Mr. Dimick and 3,300 unvested shares of WebMD Restricted Stock granted to Mr. Dimick.

(7)	Represents 4,376 shares of Class A Common Stock and 27,500 Option Shares held by Ms. Forte and 20,625 unvested shares of WebMD Restricted Stock granted to Ms. Forte.

(8)	Represents 116,736 shares of Class A Common Stock and 44,000 Option Shares held by Mr. Gang and 33,000 unvested shares of WebMD Restricted Stock granted to Mr. Gang.

(9)	Represents 33,350 shares of Class A Common Stock 55,000 Option Shares held by Mr. Gattinella and 41,250 unvested shares of WebMD Restricted Stock granted to Mr. Gattinella.

(10)	Represents 13,984 shares of Class A Common Stock and 6,600 Option Shares held by Mr. Keller and 3,300 unvested shares of WebMD Restricted Stock granted to Mr. Keller.

(11)	Represents 48,508 shares of Class A Common Stock and 6,600 Option Shares held by Mr. Manning and 3,300 unvested shares of WebMD Restricted Stock granted to Mr. Manning.

(12)	Represents 9,008 shares of Class A Common Stock and 6,600 Option Shares held by Dr. Moossa and 3,300 unvested shares of WebMD Restricted Stock granted to Dr. Moossa.

(13)	Represents 17,862 shares of Class A Common Stock and 6,600 Option Shares held by Mr. Trotman, 10,000 shares of Class A Common Stock held by the Stanley S. Trotman, Jr. Irrevocable Trust and 3,300 unvested shares of WebMD Restricted Stock granted to Mr. Trotman.

(14)	Represents 23,900 shares of Class A Common Stock and 44,000 Option Shares held by Mr. Vuolo and 33,000 unvested shares of WebMD Restricted Stock granted to Mr. Vuolo.

(15)	Represents 316,936 shares of Class A Common Stock and 55,000 Option Shares held by Mr. Wygod, 5,800 shares of Class A Common Stock held by a trust for which Mr. Wygod’s spouse is the trustee, 4,000 shares held by The Emily Wygod Trust u/t/a/d 12-31-1987 (as to which shares, Mr. Wygod disclaims beneficial ownership), 3,521 shares held by The Max Wygod Trust u/t/a/d 12-31-1987 (as to which shares, Mr. Wygod disclaims beneficial ownership), 4,000 shares held by the Rose Foundation, Inc., a private charitable foundation of which Mr. Wygod is a trustee and shares voting and dispositive power, and 41,250 unvested shares of WebMD Restricted Stock granted to Mr. Wygod.

Equity Compensation Plan Information

The following table contains certain information, as of December 31, 2006, about our equity compensation plans.

			(c)
	(a)	(b)	Number of securities
	Number of securities to be	Weighted-average	remaining available for
	issued upon exercise of	exercise price of	future issuance under equity
	outstanding options,	outstanding options,	compensation plans
	warrants and	warrants	(excluding securities
Plan category(1)	rights	and rights	reflected in column (a))

Equity compensation plans approved by security holders	5,096,708	$22.57	1,268,729
Equity compensation plans not approved by security holders(2)	305,075	$40.60	0

Total	5,401,783	$23.59	1,268,729

(1)	This table does not include equity plans of Emdeon providing for options to purchase shares of Emdeon Common Stock and shares of Emdeon Restricted Stock. For information regarding those equity compensation plans, see Note 4 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(2)	The plan included in this category is WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC, which did not require approval of our stockholders under applicable law and NASDAQ rules. We refer to that Plan as the Subimo Plan. A description of the Subimo Plan follows this table.

Description of Subimo Plan

The Subimo Plan authorized the granting of awards of non-qualified stock options to purchase shares of WebMD Class A Common Stock and shares of Restricted Class A Common Stock to employees of Subimo LLC in connection with our acquisition of that company. No further grants may be made under the Subimo Plan. The 305,075 options granted under the Subimo Plan have an exercise price equal to $40.60, the market value on the date of grant, which was the closing date of the acquisition. The options to purchase WebMD Class A Common Stock granted under the Subimo Plan generally had the following vesting schedule: 25% on each of the first four anniversaries of the date of grant. However, a small number of members of Subimo’s senior management received grants, under the Subimo Plan, of options to purchase WebMD Class A Common Stock and shares of WebMD Restricted Stock that have the following vesting schedule: 15% on the third anniversary of the date of grant; 25% on the fourth anniversary; and 60% on the fifth anniversary. The options issued under the Subimo Plan expire on the tenth anniversary of the date of grant. Upon termination of employment, unvested options generally are forfeited and vested options generally expire 90 days after termination (one year in the case of termination as a result of death or disability or immediately in the event of termination for “cause”). The Subimo Plan is administered by the Compensation Committee of our Board of Directors and all or a portion of such authority may be delegated to one or more officers of WebMD. The authority to make awards and to determine their terms and conditions in accordance with this Plan was delegated by the Compensation Committee to our Chief Executive Officer, subject to concurrence by our Chief Financial Officer.

Item 13.	Certain Relationships and Related Transactions

Director Independence

Our Board of Directors has delegated to the Governance & Compliance Committee of the Board the authority to make determinations regarding the independence of members of the Board. The Governance & Compliance Committee has determined that Drs. Adler and Moossa, and Messrs. Dimick, Manning and Trotman are “independent” in accordance with the published listing requirements of the Nasdaq Global Select Market applicable generally to members of our Board and, with respect to the committees of our Board on which they serve, those applicable to the specific committees. Messrs. Gattinella and Wygod, as current employees of our company, are not independent.

The Nasdaq independence definition includes a series of objective tests, including one that requires a three year period to have elapsed since employment by the listed company and other tests relating to specific types of transactions or business dealings between a director (or persons or entities related to the director) and the listed company. In addition, as further required by the Nasdaq Marketplace Rules, the Governance & Compliance Committee of our Board has made a subjective determination as to each non-employee director that no relationships exist which, in the opinion of the Governance & Compliance Committee, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In considering whether Mr. Manning qualified as “independent,” the Governance & Compliance Committee considered that (1) he had previously served as an executive officer of a predecessor of Emdeon, more than eight years ago and (2) that he and Mr. Wygod both serve as trustees of the WebMD Health Foundation, Inc., a charitable foundation. In considering whether Mr. Keller qualified as “independent,” the Governance & Compliance Committee considered the fact that he had previously served as an employee of Emdeon for a short period, more than three years ago. Each member of the Governance & Compliance Committee abstained from voting with respect to his own independence.

Transactions with Emdeon

This section describes the material provisions of agreements between Emdeon (or one of its subsidiaries other than WebMD and its subsidiaries) and WebMD (or one of its subsidiaries). For additional information regarding the financial terms of these agreements and charges from WebMD to Emdeon and from Emdeon to WebMD under these agreements and certain predecessor arrangements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Transactions with Emdeon” and Note 4 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Services Agreement

We have entered into a Services Agreement with Emdeon pursuant to which we are charged for specified services provided to us by Emdeon. Under the Services Agreement, Emdeon receives an amount that reasonably approximates its cost of providing services to us. The services that Emdeon provides to us include certain administrative services, including services relating to payroll, accounting, tax planning and compliance, employee benefit plans, legal matters and information processing. In addition, we reimburse Emdeon for an allocated portion of certain expenses that Emdeon incurs for outside services and similar items, including insurance and audit fees, outside personnel, facilities costs, professional fees, software maintenance fees and telecommunications costs. Emdeon has agreed to make the services available to us for a term of up to 5 years following our initial public offering. However, we are not required, under the Services Agreement, to continue to obtain services from Emdeon. In the event we wish to receive those services from a third party or provide them internally, we have the option to terminate services, in whole or in part, at any time we choose to do so, generally by providing, with respect to the specified services or groups of services, 60 days’ notice and, in some cases, paying a termination fee of not more than $30,000 to cover costs of Emdeon relating to the termination. Emdeon has the option to terminate the services that it provides to us, in whole or in part, if it ceases to provide such services for itself, upon at least 180 days’ written notice to us. We paid Emdeon approximately $3,190,000 under the Services Agreement in 2006. In addition during 2006 we provided Emdeon with certain administrative services for which Emdeon paid us approximately $490,000.

Registration Rights Agreement

We have entered into a Registration Rights Agreement with Emdeon, which requires us to use our reasonable best efforts, upon Emdeon’s request, to register under the applicable federal and state securities laws any of the shares of our equity securities owned by Emdeon for sale in accordance with Emdeon’s intended method of disposition, and to take such other actions as may be necessary to permit the sale in other jurisdictions, subject to specified limitations. Emdeon has the right to include the shares of our equity securities it beneficially owns in other registrations of these equity securities we initiate. We are required to pay all expenses incurred in connection with each registration, excluding underwriters’ discounts, if any. Subject to specified limitations, the registration rights are assignable by Emdeon and its assignees. The Registration Rights Agreement contains customary indemnification and contribution provisions.

Tax Sharing Agreement

We are a party to a Tax Sharing Agreement with Emdeon that governs the respective rights, responsibilities, and obligations of Emdeon and us with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding taxes and related tax returns. In general, the Tax Sharing Agreement does not require Emdeon or us to reimburse the other party to the extent of any net tax savings realized by the consolidated group, as a result of the group’s utilization of our or Emdeon’s attributes, including net operating losses, during the period of consolidation. However, under the Tax Sharing Agreement, Emdeon has agreed to compensate us for any use of our net operating losses that may result from certain extraordinary transactions. Specifically, if Emdeon or any corporation that is controlled, directly or indirectly, by Emdeon other than WebMD or its subsidiaries has income or gain from the sale of assets (including a subsidiary) outside the ordinary course of business, extinguishment of debt or other extraordinary transaction (“Extraordinary Gains”), Emdeon will make a payment to WebMD and its subsidiaries (collectively, the “WebMD Subgroup”) equal to 35% of the amount of the WebMD Subgroup’s net operating losses (“NOLs”) that are absorbed in the consolidated tax return as a result of the incurrence of such Extraordinary Gains. In February 2007, Emdeon reimbursed us $140 million as an estimate of the payment required pursuant to the Tax Sharing Agreement with respect to the EPS Sale and the EBS Sale, which amount is subject to adjustment in connection with the filing of the applicable tax returns.

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

Intellectual Property License Agreement

The Intellectual Property License Agreement governs certain rights, responsibilities, and obligations of Emdeon and us with respect to the name “WebMD” and related intellectual property that Emdeon had used. Under the Intellectual Property License Agreement, Emdeon transferred any right it may have to the name “WebMD” and the related intellectual property to our company prior to the completion of our initial public offering.

Private Portals License

Emdeon has licensed our private portal health and benefits management services for use by its employees and the employees of its other subsidiaries for a period of three years, through June 30, 2008. The fees payable by Emdeon to us for this license for 2006 were approximately $250,000.

Little Blue Book License

Prior to completion of the EPS Sale by Emdeon, we provided (through our The Little Blue Book subsidiaries), for an annual license fee of $250,000, a license to a subsidiary of Emdeon of certain physician-related information for use by Emdeon’s subsidiary in communicating with physicians.

Product Development, Marketing and Related Arrangements

On January 31, 2006, Emdeon and WebMD entered into agreements to support each other’s product development and marketing of certain product lines. The parties agreed that WebMD would, in general, manage the product development and marketing of Emdeon’s and WebMD’s product lines in the following areas:

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

The agreements provided that Emdeon could continue to develop and market products and services that are principally provided for internal use by healthcare payers and that provide clinical quality measures of physicians, hospitals and providers, and analytics and reporting to such payers on the quality of patient care (we refer to these types of applications as Internal Clinical Quality Services) and WebMD may develop and market its own Internal Clinical Quality Services and it may, but is not required to, sell Emdeon’s Internal Clinical Quality Services. The parties have also agreed to work together to try to develop certain other products and services.

In connection with the EPS Sale, Emdeon, WebMD and EPS amended the existing arrangements applicable to EPS, including by placing the provisions relating to EPS in a separate agreement. In the separate agreement, EPS agreed to continue its relationship with WebMD to exclusively integrate WebMD’s personal health record with its clinical products, including its electronic medical record.

In connection with the EBS Sale, Emdeon, WebMD and EBS amended the existing arrangements applicable to EBS, including by placing the provisions relating to EBS into separate agreements. In the separate agreements, EBS agreed to continue its strategic relationships with WebMD and to market WebMD’s online decision-support platform and tools that support consumer directed health plans and health savings accounts to its payer customers for integration into their consumer directed health plan offerings. In addition, EBS agreed to license certain de-identified data to Emdeon and its subsidiaries, including WebMD, for use in the development and commercialization of certain applications that use clinical information, including consumer decision-support applications.

Following the amendments described above, Emdeon and WebMD continue to be parties to a Business Services Agreement. The terms of this agreement, which will remain in effect until January 2011, unless terminated earlier in accordance with its terms, include the following:

•	External Clinical Quality Applications. Emdeon will provide a perpetual license to WebMD of Emdeon’s External Clinical Quality Applications. In addition, WebMD will be permitted to develop, market and sell its own or other third party External Clinical Quality Applications. During the term of this Agreement, Emdeon will not provide External Clinical Quality Applications as stand-alone products other than through WebMD Health; provided, however, that Emdeon will be permitted to offer External Clinical Quality Applications to its potential or current payer customers in connection with the integration of External Clinical Quality Applications with other Emdeon core services. During the term of this agreement, WebMD will pay Emdeon a 20% royalty on net sales of Emdeon’s External Clinical Quality Applications (or, in particular instances, other mutually agreed on royalties). In addition, if WebMD requires customization or incremental development of an Emdeon External Clinical Quality Application in connection with a potential sale, and/or if WebMD needs assistance in resolving a performance issue regarding an Emdeon External Clinical Quality Application, Emdeon will charge WebMD customary rates for such assistance. The pricing pursuant to which WebMD will make the Emdeon External Clinical Quality Applications available to an Emdeon customer will be competitive with the pricing it provides to other similar customers purchasing substantially the same products at the same volume or commitment levels. Upon termination of the agreement, Emdeon has agreed to provide WebMD with a copy of the underlying source code and documentation for the External Clinical Quality Applications so that WebMD may continue to use the perpetual license to such products.

•	Internal Clinical Quality Applications. Emdeon may make available to WebMD customers Emdeon’s Internal Clinical Quality Services for integration with WebMD’s products and services. The pricing pursuant to which Emdeon will make Emdeon’s Internal Clinical Quality Services available to WebMD

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

•	Consumer-Directed Applications. Emdeon has, in general, agreed that WebMD will manage the product development and marketing of Consumer-Directed Applications and that, except as described below, Emdeon will not make such applications available itself or through a third party, other than in conjunction with WebMD.

—	If Emdeon identifies a need for a Consumer-Directed Application in order to support a business requirement related to the marketing of its core services, Emdeon will first present WebMD with the opportunity to meet Emdeon’s requirement. If WebMD elects not to pursue this opportunity or if, after electing to do so, fails to meet the applicable delivery schedule, Emdeon may pursue that opportunity through a third party or on its own, on substantially the same terms. For each Consumer-Directed Application provided to Emdeon, WebMD is paid the greater of: (a) WebMD’s cost plus 50%; or (ii) WebMD’s established market price for such product (which price will be competitive with the pricing WebMD provides to other similar customers purchasing substantially the same products at the same volume/commitment levels). In addition, if Emdeon sells the Consumer-Directed Application to a third party, Emdeon will pay WebMD a 10% royalty on net sales of the application.

—	In addition, WebMD and Emdeon have agreed to work together to develop a potential Consumer Directed Application that may provide information regarding the potential cost of care or financial responsibility for individual medical and/or drug claims. Emdeon has agreed that any such product developed that provides a patient or plan member view as to the portion of the cost of care for which the patient or plan member is responsible shall be provided through WebMD, and during the term of this agreement, Emdeon will not make such product available itself or through a third party other than in conjunction with WebMD. If Emdeon and WebMD develop such product, they have agreed to negotiate an equitable allocation between the parties of the sales price for such product.

—	The provisions of the agreement relating to Consumer-Directed Applications do not apply to certain Emdeon products and services, including services provided by VIPS under contracts with the United States government and/or state governments.

Other Business Arrangements with Emdeon

We have in the past, and may from time to time in the future, have small transactions with Emdeon or its subsidiaries not involving an ongoing contract. For example, from time to time, Emdeon has advertised some of its products and services on our physician portals.

Other Related Party Transactions

Emdeon was reimbursed approximately $255,000 and $259,000 for 2006 and 2005, respectively, by Martin J. Wygod (who serves as its Chairman of the Board and as our Chairman of the Board), and a corporation that he controls, for personal use of certain of Emdeon’s staff and office facilities and for the personal portion of certain travel expenses.

During 2006, LGS DEV, LLC, a software development firm provided services to WebMD, including developing, installing and testing several software tools for use in the operation of WebMD’s business. The aggregate amount of the fees, for all such services during 2006, paid by WebMD was $334,025. The brother of David Gang is a partner in this firm.

FMR Corp. beneficially owned, based on its holdings reported in Schedule 13Gs as of December 31, 2006, shares representing approximately 10.8% of the outstanding WebMD Class A Common Stock and approximately 13.0% of Emdeon’s outstanding Common Stock. Affiliates of FMR Corp. provide services to

Emdeon and its subsidiaries in connection with their 401(k) plans. During 2006, the aggregate amount charged to Emdeon for these services was approximately $82,000. In 2004, we entered into an agreement with Fidelity Human Resources Services Company LLC (“FHRS”) (formerly known as Fidelity Employer Services Company LLC), an affiliate of FMR Corp., to integrate WebMD’s private portals product into the services FHRS provides to its clients. FHRS provides human resources administration and benefit administration services to employers. We recorded revenue of approximately $7,802,000 in 2006 and approximately $2,145,000 was included in accounts receivable as of December 31, 2006 related to the FHRS agreement. For additional information, see “Our Online Services — Private Portals — Relationship with Fidelity Human Resources Services Company LLC” in Item 1 of this Annual Report and Note 6 to the Consolidated Financial Statements included in this Annual Report.

Audit Committee Review of Related Party Transactions

Under our company’s Code of Business Conduct, directors and executive officers are required to disclose to our General Counsel or our Compliance Officer any transactions or relationships they are involved in that present or may present a conflict of interest with our company, including those that would be required to be disclosed as a related party transaction under applicable SEC rules. Under our Code of Business Conduct and the Audit Committee Charter, the Audit Committee has authority to determine whether to approve or ratify such transactions and relationships on behalf of our company, other than transactions between Emdeon and WebMD which, as described below, are overseen by the Related Parties Committee of the Board. The Audit Committee considers whether to ratify or approve such transactions and relationships on a case-by-case basis, rather than pursuant to a general policy.

If not disclosed to the Audit Committee or if, after disclosure, not ratified or approved by the Audit Committee, a transaction or relationship presenting a conflict of interest or potential conflict of interest between a director or executive officer and our company may violate our Code of Business Conduct and other company policies. When reviewing such a relationship or transaction, the Audit Committee will examine the terms of the transaction to determine how close they are to terms that would be likely to be found in a similar arms’-length transaction and, if not, whether they are otherwise reasonable and fair to WebMD. In addition, the Audit Committee will consider the nature of the related party’s interest in the transaction and the significance of the transaction to the related party. If the transaction involves a non-employee director, the Audit Committee may also consider whether the transaction would compromise the director’s independence. The Audit Committee may condition its ratification or approval of a transaction or relationship on imposition of specified limitations on the transaction or relationship or specific monitoring requirements on an ongoing basis.

In the case of transactions and relationships between WebMD and Emdeon, our Board has delegated ongoing authority to ratify, approve and monitor them to the Related Parties Committee of the Board. See “Corporate Governance — Committees of the Board of Directors — Related Parties Committee” in Item 10 above. The Related Parties Committee of the WebMD Board consists solely of non-employee directors who are not also directors of Emdeon. Emdeon has a similar committee with authority to ratify, approve and monitor those transactions and relationships on its behalf, consisting solely of non-employee directors who are not also directors of WebMD.

Item 14.	Principal Accountant Fees and Services

In addition to retaining Ernst & Young LLP to audit our consolidated financial statements for 2006 and 2005 and in connection with our initial public offering and to review our quarterly financial statements during those years, we retained Ernst & Young to provide certain related services. The fees for Ernst & Young’s services to WebMD were:

Type of Fees	2006	2005

Audit Fees	$1,057,667	$2,060,000
Audit-Related Fees	—	—
Tax Fees	9,990	—
All Other Fees	—	—

Total Fees	$1,067,657	$2,060,000

In the above table, in accordance with applicable SEC rules:

•	“audit fees” include: (a) fees billed for professional services (i) for the audit of the consolidated financial statements included in our Annual Report on Form 10-K for that fiscal year, and (ii) for review of the consolidated financial statements included in our Quarterly Reports on Form 10-Q filed during that fiscal year; (b) for 2006, fees billed for the audit of internal control over financial reporting and management’s assessment of internal control over financial reporting; and (c) fees billed for services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements;

•	“tax fees” for 2006 consisted of fees for assistance in the preparation of certain tax returns.

None of these services was provided pursuant to a waiver of the requirement that such services be pre-approved by the Audit Committee of our Board of Directors. The Audit Committee has determined that the provision by Ernst & Young of non-audit services to us in 2006 is compatible with Ernst & Young maintaining their independence.

The Audit Committee has decided to pre-approve permissible non-audit services and fees on a case-by-case basis, rather than pursuant to a general policy, with the exception of acquisition-related due diligence engagements, which have been pre-approved by the Audit Committee and are subject to monitoring by the Chairman of the Audit Committee. To ensure prompt handling of unexpected matters, our Audit Committee has delegated to its Chairman the authority to pre-approve permissible non-audit services and fees and to amend or modify pre-approvals that have been granted by the entire Audit Committee. A report of any such actions taken by the Chairman is provided to the Audit Committee at the next Audit Committee meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 30th day of April, 2007.

WebMD Health Corp.

By:	/s/Anthony Vuolo
Anthony Vuolo
Executive Vice President and
Chief Financial Officer