Form 10-Q/A
period 2006-03-31
WebMD Health Corp.
filed 2007-05-10
CIK 1326583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1 to

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

Explanatory Note
PART I
ITEM 1. Financial Statements
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 4. Controls and Procedures
SIGNATURES
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO
EX-31.2 SECTION 302, CERTIFICATION OF THE CFO
EX-32.1 SECTION 906, CERTIFICATION OF THE CEO
EX-32.2 SECTION 906, CERTIFICATION OF THE CFO

Explanatory Note
      WebMD Health Corp. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, originally filed with the Securities and Exchange Commission on May 10, 2006, to amend and restate its consolidated financial statements for the three month periods ended March 31, 2006 and 2005.
      The Company identified an error in its accounting for non-cash income tax expense and related deferred taxes. The error relates to the tax impact of goodwill arising from certain business combinations which is amortized as an expense for tax purposes over 15 years but is not amortized to expense for financial reporting purposes since the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. The Company recorded a deferred income tax expense and a deferred tax liability related to the tax-deductible goodwill. However, in preparing the financial statements, the Company incorrectly netted the deferred tax liability resulting from the amortization of tax deductible goodwill against deferred tax assets (primarily relating to the Company’s net operating loss carryforwards) and provided a valuation allowance on the net asset balance. Because the deferred tax liability has an indefinite life, it should not have been netted against deferred tax assets with a definite life when determining the required valuation allowance. As a result, the Company did not record the appropriate valuation allowance and related deferred income tax expense. The deferred tax liability described above will remain on the balance sheet of the Company indefinitely unless there is an impairment of goodwill for financial reporting purposes or the related business entity is disposed of through a sale or otherwise.
      The error resulted in an understatement of deferred income tax benefit and an overstatement of the related deferred tax liability and an overstatement of net loss in the amount of $1.1 million for the three months ended March 31, 2006 and $125 thousand for the three months ended March 31, 2005, in the Company’s financial statements. The correction had no effect on the Company’s revenue, pre-tax operating results, total assets, cash flow or liquidity for any period.
      A summary of the effects of this change on the consolidated balance sheets as of March 31, 2006 and December 31, 2005, and the consolidated statements of operations and cash flows for the three months ended March 31, 2006 and 2005 is included in Note 12, “Restatement of Consolidated Financial Statements” located in the Notes to Consolidated Financial Statements elsewhere in this Quarterly report.
      The following information has been updated to give effect to the restatement:
Part I
Item 1 — Financial Statements
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4 — Controls and Procedures

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements
WEBMD HEALTH CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2006	2005

	As restated	As restated
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,347	$75,704
Short-term investments	94,456	78,073
Accounts receivable, net of allowance for doubtful accounts of $818 at March 31, 2006 and $859 at December 31, 2005	54,914	57,245
Current portion of prepaid advertising	6,524	7,424
Other current assets	5,178	3,977

Total current assets	199,419	222,423
Property and equipment, net	26,796	21,014
Prepaid advertising	11,399	12,104
Goodwill	117,495	100,669
Intangible assets, net	27,065	20,503
Other assets	130	176

	$382,304	$376,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$23,499	$30,400
Deferred revenue	48,665	36,495
Due to Emdeon	1,130	3,672

Total current liabilities	73,294	70,567
Deferred tax liability	2,249	3,357
Other long-term liabilities	7,008	7,010
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value per share, 500,000,000 shares authorized; 7,954,426 shares issued and outstanding at March 31, 2006 and December 31, 2005	80	80
Class B Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 48,100,000 shares issued and outstanding at March 31, 2006 and December 31, 2005	481	481
Deferred stock compensation	—	(5,736)
Additional paid-in capital	295,014	293,827
Accumulated other comprehensive loss	(178)	(112)
Retained earnings	4,356	7,415

Total stockholders’ equity	299,753	295,955

	$382,304	$376,889

See accompanying notes.

WEBMD HEALTH CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended
	March 31,

	2006	2005

	As restated	As restated
Revenue	$50,051	$33,761
Costs and expenses:
Cost of operations	24,710	14,895
Sales and marketing	15,537	10,988
General and administrative	11,890	6,540
Depreciation and amortization	3,529	2,233
Interest income	1,448	—

Loss before income tax benefit	(4,167)	(895)
Income tax benefit	(1,108)	(64)

Net loss	$(3,059)	$(831)

Net loss per common share:
Basic and diluted	$(0.05)	$(0.02)

Weighted-average shares outstanding used in computing
basic and diluted net loss per common share:	56,054	48,100

See accompanying notes.

WEBMD HEALTH CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	March 31,

	2006	2005

	As restated	As restated
Cash flows from operating activities:
Net loss	$(3,059)	$(831)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,529	2,233
Non-cash advertising	1,605	1,751
Non-cash stock-based compensation	7,008	483
Deferred income taxes	(1,108)	(125)
Changes in operating assets and liabilities:
Accounts receivable	4,048	5,724
Other assets	(1,722)	(488)
Accrued expenses and other long-term liabilities	(5,287)	(1,449)
Due to Emdeon	(2,521)	—
Deferred revenue	9,784	(1,124)

Net cash provided by operating activities	12,277	6,174
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	23,650	—
Purchases of available-for-sale securities	(39,650)	—
Purchases of property and equipment	(6,757)	(932)
Cash paid in business combinations, net of cash acquired	(26,877)	(30,308)

Net cash used in investing activities	(49,634)	(31,240)
Cash flows from financing activities:
Net cash transfers from Emdeon	—	25,450

Net cash provided by financing activities	—	25,450

Net (decrease) increase in cash and cash equivalents	(37,357)	384
Cash and cash equivalents at beginning of period	75,704	3,456

Cash and cash equivalents at end of period	$38,347	$3,840

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
      The Company’s consolidated financial statements have been restated to correct the previously reported income tax provision which is more fully described in Note 12, “Restatement of Consolidated Financial Statements”.
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
      The unaudited consolidated financial statements and notes included herein should be read in conjunction with a) the Company’s audited consolidated financial statements and notes for the year ended December 31, 2005, and b) the Company’s audited consolidated financial statements and notes for the year ended December 31, 2006 as amended to reflect the restatement discussed above, which were included in the Company’s Annual Reports on Form 10-K for each period filed with the Securities and Exchange Commission.
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

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in conjunction with their annual open enrollment periods for employee benefits. Finally, the annual distribution cycle within the Publishing and Other Services segment results in a significant portion of the Company’s revenue in this segment being recognized in the second and third quarter of each calendar year.
Accounting Estimates
      The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities and disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect: revenue recognition, the allowance for doubtful accounts, the carrying value of prepaid advertising, the carrying value of long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets (excluding goodwill), the carrying value, capitalization and amortization of software and Web site development costs, the provision and benefit for income taxes and related deferred tax accounts, certain accrued expenses and contingencies, share-based compensation to employees and transactions with Emdeon.
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

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

      No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. As of March 31, 2006, approximately $7,085 and $33,886 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 1.21 years and 2.03 years, related to the Emdeon Plans, and the Company’s Plan, respectively.
      The following table summarizes pro forma net loss and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation for the three months ended March 31, 2005:

Three Months Ended
March 31,
2005

As restated
Net loss as reported	$(831)
Add: Stock-based employee compensation expense included in reported net loss	483
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,930)

Pro forma net income loss	$(3,278)

Net loss per common share:
Basis and diluted — as reported	$(0.02)

Basic and diluted — pro forma	$(0.07)

3.	Transactions with Emdeon
Agreements with Emdeon
      In connection with the IPO in September 2005, the Company entered into a number of agreements with Emdeon governing the future relationship of the companies, including a Services Agreement, a Tax

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Three Months Ended
	March 31,

	2006	2005

	As	As
	restated	restated
Revenue	$50,386	$40,763
Net loss	$(3,232)	$(2,243)

Net loss per common share:

Basic and diluted	$(0.06)	$(0.05)

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Significant Transactions
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

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Summarized financial information for each of the Company’s operating segments and a reconciliation to net loss are presented below:

	Three Months Ended
	March 31,

	2006	2005

	As restated	As restated
Revenue
Online Services:
Advertising and sponsorship	$32,760	$22,787
Licensing	11,442	5,805
Content syndication and other	876	2,563

Total Online Services	45,078	31,155
Publishing and Other Services	4,973	2,606

	$50,051	$33,761
Earnings (loss) before interest, taxes, depreciation, amortization and other non-cash items
Online Services	$7,861	$3,819
Publishing and Other Services	(1,334)	(247)

	6,527	3,572
Interest, taxes, depreciation, amortization and other non-cash items
Interest income	1,448	—
Depreciation and amortization	(3,529)	(2,233)
Non-cash advertising	(1,605)	(1,751)
Non-cash stock-based compensation	(7,008)	(483)
Income tax benefit	1,108	64

Net loss	$(3,059)	$(831)

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Fair Value of Financial Instruments
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

Three Months Ended
March 31, 2006

As restated
Unrealized losses on securities	$(66)

Other comprehensive loss	(66)
Net loss	(3,059)

Comprehensive loss	$(3,125)

9.	Goodwill and Intangible Assets
      The changes in the carrying amount of goodwill for the year ended December 31, 2005 and the three months ended March 31, 2006 are as follows:

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

12.	Restatement of Consolidated Financial Statements
      The Company identified an error in its accounting for non-cash income tax expense and related deferred taxes. The error relates to the tax impact of goodwill arising from certain business combinations which is amortized as an expense for tax purposes over 15 years but is not amortized to expense for financial reporting purposes since the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. The Company recorded a deferred income tax expense and a deferred tax liability related to the tax-deductible goodwill. However, in preparing the financial statements, the Company incorrectly netted the deferred tax liability resulting from the amortization of tax deductible goodwill against deferred tax assets (primarily relating to the Company’s net operating loss carryforwards)and provided a valuation allowance on the net asset balance. Because the deferred tax liability has an indefinite life, it should not have been netted against deferred tax assets with a definite life when determining the required valuation allowance. As a result, the Company did not record the appropriate valuation allowance and related deferred income tax expense. The deferred tax liability described above will remain on the balance sheet of the Company indefinitely unless there is an impairment of goodwill for financial reporting purposes or the related business entity is disposed of through a sale or otherwise.
      The error resulted in an understatement of deferred income tax benefit and an overstatement of the related deferred tax liability and an overstatement of net loss in the amount of $1,108 for the three months ended March 31, 2006 and $125 for the three months ended March 31, 2005 in the Company’s financial statements. The correction had no effect on the Company’s revenue, pre-tax operating results, total assets, cash flow or liquidity for any period.
      The effects of this change on the consolidated balance sheets as of March 31, 2006 and December 31, 2005, and the consolidated statements of operations and cash flows for the three months ended March 31, 2006 and 2005 are summarized as follows:

	Consolidated Balance Sheets

	As Previously
	Reported	Adjustments	As Restated

As of March 31, 2006
Deferred tax liability	$—	$2,249	$2,249
Additional paid-in capital	297,453	(2,439)	295,014
Retained earnings	4,166	190	4,356
Total stockholders’ equity	302,002	(2,249)	299,753
As of December 31, 2005
Deferred tax liability	$—	$3,357	$3,357
Additional paid-in capital	296,266	(2,439)	293,827
Retained earnings	8,333	(918)	7,415
Total stockholders’ equity	299,312	(3,357)	295,955

WEBMD HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consolidated Statements of Operations

	As Previously
	Reported	Adjustments	As Restated

Three Months Ended March 31, 2006
Loss before income tax benefit	$(4,167)	$—	$(4,167)
Income tax benefit	—	(1,108)	(1,108)
Net loss	(4,167)	1,108	(3,059)
Net loss per common share:
Basic	$(0.07)	$0.02	$(0.05)

Diluted	$(0.07)	$0.02	$(0.05)

Three Months Ended March 31, 2005
Loss before income tax benefit	$(895)	$—	$(895)
Income tax provision (benefit)	61	(125)	(64)
Net loss	(956)	125	(831)
Net loss per common share:
Basic	$(0.02)	$0.00	$(0.02)

Diluted	$(0.02)	$0.00	$(0.02)

	Consolidated Statements of Cash Flows

	As Previously
	Reported	Adjustments	As Restated

Three Months Ended March 31, 2006
Net loss	$(4,167)	$1,108	$(3,059)
Deferred income taxes	—	(1,108)	(1,108)
Three Months Ended March 31, 2005
Net loss	$(956)	$125	$(831)
Deferred income taxes	—	(125)	(125)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This Item 2 contains forward-looking statements with respect to possible events, outcomes or results that are, and are expected to continue to be, subject to risks, uncertainties and contingencies, including those identified in this Item. See “Forward-Looking Statements”.
      The following information has been adjusted to reflect the restatement of our financial statements to correct the previously reported income tax provision, which is more fully described in the “Explanatory Note” on page 1 and Note 12, “Restatement of Consolidated Financial Statements” located in the Notes to Consolidated Financial Statements elsewhere in this Quarterly report.
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
      We believe the following reflects our critical accounting policies and our more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements:

•	Revenue Recognition. Revenue from advertising is recognized as advertisements are delivered or as publications are distributed. Revenue from sponsorship arrangements, content syndication and distribution arrangements, and licenses of healthcare management tools and private portals are recognized ratably over the term of the applicable agreement. Revenue from the sponsorship of CME is recognized over the period we substantially complete our contractual deliverables as determined by the applicable agreements. Subscription revenue is recognized over the subscription period. When contractual arrangements contain multiple elements, revenue is allocated to each element based on its relative fair value determined using prices charged when elements are sold separately. In certain instances where fair value does not exist for all the elements, the amount of revenue allocated to the delivered elements equals the total consideration less the fair value of the undelivered elements.

•	Long-Lived Assets. Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill, are amortized over their estimated useful lives, which we determined based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually, and whenever indicators of impairment are present. We use a discounted cash flow approach to determine the fair value of goodwill. There was no impairment of goodwill noted as a result of our impairment testing in 2005.

•	Deferred Tax Assets. Our deferred tax assets are comprised primarily of net operating loss carryforwards. At December 31, 2005, we had net operating loss carryforwards of approximately $642,563. Subject to certain limitations, these loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. As of March 31, 2006, a valuation allowance has been provided against all net deferred taxes, except for a deferred tax liability originating from business combinations that resulted in tax deductible goodwill. The valuation allowance was established because of the uncertainty of realization of the deferred tax assets due to a lack of sufficient earnings history. Realization is dependent upon generating sufficient taxable income prior to the expiration of the net operating loss carryforwards in future periods. Although realization is not currently assured, management evaluates the need for a valuation allowance each quarter, and in the future, should management determine that realization of net deferred tax assets is more likely than not, some or all of the valuation allowance will be reversed and the Company’s effective tax rate may be reduced by such reversal.

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
      No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. As of March 31, 2006, approximately $7,085 and $33,886 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 1.21 years and 2.03 years, related to Emdeon’s Plans and our Company’s Plan, respectively.
Results of Operations
      The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Three Months Ended March 31,

	2006		2005
	As restated		As restated

	$	%	$	%

Revenue	$50,051	100.0	$33,761	100.0
Costs and expenses:
Cost of operations	24,710	49.4	14,895	44.1
Sales and marketing	15,537	31.0	10,988	32.6
General and administrative	11,890	23.8	6,540	19.4
Depreciation and amortization	3,529	7.1	2,233	6.6
Interest income	1,448	3.0	—	—

Loss before income tax provision	(4,167)	(8.3)	(895)	(2.7)
Income tax provision	(1,108)	(2.2)	(64)	(0.2)

Net loss	$(3,059)	(6.1)	$(831)	(2.5)

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
      Income Tax Provision. The income tax benefit of $1,108 and $64 for the three months ended March 31, 2006 and 2005, respectively, includes expense and benefits related to federal, state and other jurisdictions including deferred tax expense related to a portion of our goodwill that is deductible for tax purposes. The benefit for the three months ended March 31, 2006 and March 31, 2005 relates to the pre-tax loss in each period.
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

      The following table presents the results of our operations for each of our operating segments and a reconciliation to net loss:

	Three Months Ended
	March 31,

	2006	2005

	As restated	As restated
Revenue
Online Services:
Advertising and sponsorship	$32,760	$22,787
Licensing	11,442	5,805
Content syndication and other	876	2,563

Total Online Services	45,078	31,155
Publishing and Other Services	4,973	2,606

	$50,051	$33,761
Earnings (loss) before interest, taxes, depreciation, amortization and other non-cash items
Online Services	$7,861	$3,819
Publishing and Other Services	(1,334)	(247)

	6,527	3,572
Interest, taxes, depreciation, amortization and other non-cash items
Interest income	1,448	—
Depreciation and amortization	(3,529)	(2,233)
Non-cash advertising	(1,605)	(1,751)
Non-cash stock-based compensation	(7,008)	(483)
Income tax benefit	1,108	64

Net loss	$(3,059)	$(831)

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

ITEM 4.	Controls and Procedures
      In connection with the restatement of our financial results, which is more fully described in the Explanatory Note on page 1 to this amended Form 10-Q and in Note 12 to our financial statements, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. We identified a material weakness in our internal control over financial reporting with respect to accounting for income taxes relating to the treatment of tax deductible goodwill in the determination of the deferred tax asset valuation allowance. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of March 31, 2006.
      As of May 4, 2007 we implemented new procedures, including improved documentation and analysis regarding the reversal pattern of temporary differences between financial and tax reporting. We believe these new procedures enable us to comply with the requirements related to the accounting for deferred tax asset valuation allowances. In so doing, management has remediated the related internal control weakness. In connection with this amended Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as currently in effect as of the date of this amendment, including the remedial actions discussed above, and we have concluded that, as of such date, our disclosure controls and procedures are effective.
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
Date: May 10, 2007