Form 10-Q/A
period 2006-06-30
WebMD Health Corp.
filed 2007-05-10
CIK 1326583

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

Explanatory Note

WebMD Health Corp. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, originally filed with the Securities and Exchange Commission on August 9, 2006, to amend and restate its consolidated financial statements for the three and six month periods ended June 30, 2006 and 2005.

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

The error resulted in an understatement of deferred income tax benefit and an overstatement of the related deferred tax liability and an overstatement of net loss in the amount of $1.4 million for the six months ended June 30, 2006 and $329 thousand for the six months ended June 30, 2005, in the Company’s financial statements. The correction had no effect on the Company’s revenue, pre-tax operating results, total assets, cash flow or liquidity for any period.

A summary of the effects of this change on the consolidated balance sheets as of June 30, 2006 and December 31, 2005, and the consolidated statements of operations for the three and six month periods ended June 30, 2006 and 2005 and cash flows for the six month periods ended June 30, 2006 and 2005 is included in Note 12, “Restatement of Consolidated Financial Statements” located in the Notes to Consolidated Financial Statements elsewhere in this Quarterly report.

The following information has been updated to give effect to the restatement:

Part I

Item 1 — Financial Statements

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4 — Controls and Procedures

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2006	2005
	As restated	As restated
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$4,620	$75,704
Short-term investments	99,655	78,073
Accounts receivable, net of allowance for doubtful accounts of $845 at June 30, 2006 and $859 at December 31, 2005	55,814	57,245
Current portion of prepaid advertising	5,625	7,424
Other current assets	6,522	3,977

Total current assets	172,236	222,423
Property and equipment, net	32,108	21,014
Prepaid advertising	11,110	12,104
Goodwill	142,427	100,669
Intangible assets, net	32,109	20,503
Other assets	170	176

	$390,160	$376,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$21,715	$30,400
Deferred revenue	50,191	36,495
Due to Emdeon	3,005	3,672

Total current liabilities	74,911	70,567
Deferred tax liability	1,944	3,357
Other long-term liabilities	7,460	7,010

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value per share, 500,000,000 shares authorized; 7,954,584 shares issued and outstanding at June 30, 2006 and 7,954,426 shares issued and outstanding at December 31, 2005	80	80
Class B Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 48,100,000 shares issued and outstanding at June 30, 2006 and December 31, 2005	481	481
Deferred stock compensation	—	(5,736)
Additional paid-in capital	301,909	293,827
Accumulated other comprehensive loss	(128)	(112)
Retained earnings	3,503	7,415

Total stockholders’ equity	305,845	295,955

	$390,160	$376,889

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	As restated	As restated	As restated	As restated

Revenue	$56,612	$40,979	$106,663	$74,740
Costs and expenses:
Cost of operations	25,716	18,616	50,426	33,511
Sales and marketing	16,932	12,141	32,469	23,129
General and administrative	12,565	8,665	24,455	15,205
Depreciation and amortization	4,013	3,019	7,542	5,252
Interest income	1,468	—	2,916	—

Loss before income tax benefit	(1,146)	(1,462)	(5,313)	(2,357)
Income tax benefit	(293)	(113)	(1,401)	(177)

Net loss	$(853)	$(1,349)	$(3,912)	$(2,180)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.03)	$(0.07)	$(0.05)

Weighted-average shares outstanding used in computing basic and diluted net loss per common share:	56,054	48,100	56,054	48,100

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2006	2005
	As restated	As restated

Cash flows from operating activities:
Net loss	$(3,912)	$(2,180)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,542	5,252
Non-cash advertising	2,794	3,414
Non-cash stock-based compensation	14,019	569
Deferred income taxes	(1,413)	(329)
Changes in operating assets and liabilities:
Accounts receivable	4,221	1,173
Other assets	(2,945)	(1,156)
Accrued expenses and other long-term liabilities	(1,364)	2,032
Due to Emdeon	(667)	—
Deferred revenue	9,984	4,587

Net cash provided by operating activities	28,259	13,362

Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	171,000	—
Purchases of available-for-sale securities	(192,000)	—
Purchases of property and equipment	(12,775)	(14,207)
Cash paid in business combinations, net of cash acquired	(65,568)	(30,612)

Net cash used in investing activities	(99,343)	(44,819)

Cash flows from financing activities:
Net cash transfers from Emdeon	—	29,835

Net cash provided by financing activities	—	29,835

Net decrease in cash and cash equivalents	(71,084)	(1,622)
Cash and cash equivalents at beginning of period	75,704	3,456

Cash and cash equivalents at end of period	$4,620	$1,834

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes pro forma net loss and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation for the three and six months ended June 30, 2005:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
	As restated	As restated

Net loss as reported	$(1,349)	$(2,180)
Add: Stock-based employee compensation expense included in reported net loss	86	569
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,604)	(5,534)

Pro forma net income loss	$(3,867)	$(7,145)

Net loss per common share:
Basic and diluted — as reported	$(0.03)	$(0.05)

Basic and diluted — pro forma	$(0.08)	$(0.15)

3.	Transactions with Emdeon

Agreements with Emdeon

In connection with the IPO in September 2005, the Company entered into a number of agreements with Emdeon governing the future relationship of the companies, including a Services Agreement, a Tax Sharing

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Six Months Ended
	June 30,
	2006	2005
	As restated	As restated

Revenue	$109,866	$89,338
Net loss	$(5,641)	$(5,557)

Net loss per common share:

Basic and diluted	$(0.10)	$(0.12)

5.	Significant Transactions

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for each of the Company’s operating segments and a reconciliation to net loss are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	As restated	As restated	As restated	As restated

Revenue
Online Services:
Advertising and sponsorship	$36,219	$26,656	$68,979	$49,443
Licensing	12,304	8,239	23,746	14,044
Content syndication and other	1,096	2,010	1,972	4,573

Total Online Services	49,619	36,905	94,697	68,060
Publishing and Other Services	6,993	4,074	11,966	6,680

	$56,612	$40,979	$106,663	$74,740

Earnings (loss) before interest, taxes, depreciation, amortization and other non-cash items
Online Services	$9,006	$3,974	$16,867	$7,793
Publishing and Other Services	593	(668)	(741)	(915)

	9,599	3,306	16,126	6,878
Interest, taxes, depreciation, amortization and other non-cash items
Interest income	1,468	—	2,916	—
Depreciation and amortization	(4,013)	(3,019)	(7,542)	(5,252)
Non-cash advertising	(1,189)	(1,663)	(2,794)	(3,414)
Non-cash stock-based compensation	(7,011)	(86)	(14,019)	(569)
Income tax benefit	293	113	1,401	177

Net loss	$(853)	$(1,349)	$(3,912)	$(2,180)

7.	Fair Value of Financial Instruments

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

The gross unrealized losses related to short-term investments are primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during the three and six months ended June 30, 2006. The Company has determined that the gross unrealized losses on its short-term investments at June 30, 2006 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, credit quality and the Company’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
	As restated	As restated

Foreign currency translation gains	$7	$7
Unrealized gains (losses) on securities	43	(23)

Other comprehensive income (loss)	50	(16)
Net loss	(853)	(3,912)

Comprehensive loss	$(803)	$(3,928)

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

The error resulted in an understatement of deferred income tax benefit and an overstatement of the related deferred tax liability and an overstatement of net loss in the amount of $1,413 for the six months ended June 30, 2006 and $329 for the six months ended June 30, 2005, in the Company’s financial statements. The correction had no effect on the Company’s revenue, pre-tax operating results, total assets, cash flow or liquidity for any period.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effects of this change on the consolidated balance sheets as of June 30, 2006 and December 31, 2005, and the consolidated statements of operations for the three and six month periods ended June 30, 2006 and 2005 and cash flows for the six month periods ended June 30, 2006 and 2005 are summarized as follows:

	Consolidated Balance Sheets
	As Previously
	Reported	Adjustments	As Restated

As of June 30, 2006
Deferred tax liability	$—	$1,944	$1,944
Additional paid-in capital	304,348	(2,439)	301,909
Retained earnings	3,008	495	3,503
Total stockholders’ equity	307,789	(1,944)	305,845
As of December 31, 2005
Deferred tax liability	$—	$3,357	$3,357
Additional paid-in capital	296,266	(2,439)	293,827
Retained earnings	8,333	(918)	7,415
Total stockholders’ equity	299,312	(3,357)	295,955

	Consolidated Statements of Operations
	As Previously
	Reported	Adjustments	As Restated

Three Months Ended June 30, 2006
Loss before income tax provision (benefit)	$(1,146)	$—	$(1,146)
Income tax provision (benefit)	12	(305)	(293)
Net loss	(1,158)	305	(853)
Net loss per common share:
Basic	$(0.02)	$0.00	$(0.02)

Diluted	$(0.02)	$0.00	$(0.02)

Three Months Ended June 30, 2005
Loss before income tax provision (benefit)	$(1,462)	$—	$(1,462)
Income tax provision (benefit)	91	(204)	(113)
Net loss	(1,553)	204	(1,349)
Net loss per common share:
Basic	$(0.03)	$0.00	$(0.03)

Diluted	$(0.03)	$0.00	$(0.03)

Six Months Ended June 30, 2006
Loss before income tax provision (benefit)	$(5,313)	$—	$(5,313)
Income tax provision (benefit)	12	(1,413)	(1,401)
Net loss	(5,325)	1,413	(3,912)
Net loss per common share:
Basic	$(0.09)	$0.02	$(0.07)

Diluted	$(0.09)	$0.02	$(0.07)

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consolidated Statements of Operations
	As Previously
	Reported	Adjustments	As Restated

Six Months Ended June 30, 2005
Loss before income tax provision (benefit)	$(2,357)	$—	$(2,357)
Income tax provision (benefit)	152	(329)	(177)
Net loss	(2,509)	329	(2,180)
Net loss per common share:
Basic	$(0.05)	$0.00	$(0.05)

Diluted	$(0.05)	$0.00	$(0.05)

	Consolidated Statements of Cash Flows
	As Previously
	Reported	Adjustments	As Restated

Six Months Ended June 30, 2006
Net loss	$(5,325)	$1,413	$(3,912)
Deferred income taxes	—	(1,413)	(1,413)
Six Months Ended June 30, 2005
Net loss	$(2,509)	$329	$(2,180)
Deferred income taxes	—	(329)	(329)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We believe the following reflects our critical accounting policies and our more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements:

•	Revenue Recognition. Revenue from advertising is recognized as advertisements are delivered or as publications are distributed. Revenue from sponsorship arrangements, content syndication and distribution arrangements, and licenses of healthcare management tools and private portals are recognized ratably over the term of the applicable agreement. Revenue from the sponsorship of CME is recognized over the period we substantially complete our contractual deliverables as determined by the applicable agreements. Subscription revenue is recognized over the subscription period. When contractual arrangements contain multiple elements, revenue is allocated to each element based on its relative fair value determined using prices charged when elements are sold separately. In certain instances where fair value does not exist for all the elements, the amount of revenue allocated to the delivered elements equals the total consideration less the fair value of the undelivered elements.

•	Long-Lived Assets. Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill, are amortized over their estimated useful lives, which we determined based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually, and whenever indicators of impairment are present. We use a discounted cash flow approach to determine the fair value of goodwill. There was no impairment of goodwill noted as a result of our impairment testing in 2005.

•	Deferred Tax Assets. Our deferred tax assets are comprised primarily of net operating loss carryforwards. At December 31, 2005, we had net operating loss carryforwards of approximately $642,563. Subject to certain limitations, these loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. As of June 30, 2006, a valuation allowance has been provided against all net deferred taxes, except for a deferred tax liability originating from business combinations that resulted in tax deductible goodwill. The valuation allowance was established because of the uncertainty of realization of the deferred tax assets due to a lack of sufficient earnings history. Realization is dependent upon generating sufficient taxable income prior to the expiration of the net operating loss carryforwards in future periods. Although realization is

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

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2006		2005		2006		2005
	As restated		As restated		As restated		As restated
	$	%	$	%	$	%	$	%

Revenue	56,612	100.0	40,979	100.0	106,663	100.0	74,740	100.0
Costs and expenses:
Cost of operations	25,716	45.4	18,616	45.4	50,426	47.3	33,511	44.8
Sales and marketing	16,932	29.9	12,141	29.6	32,469	30.4	23,129	30.9
General and administrative	12,565	22.2	8,665	21.1	24,455	22.9	15,205	20.4
Depreciation and amortization	4,013	7.1	3,019	7.5	7,542	7.1	5,252	7.1
Interest income	1,468	2.6	—	—	2,916	2.7	—	—

Loss before income tax benefit	(1,146)	(2.0)	(1,462)	(3.6)	(5,313)	(5.0)	(2,357)	(3.2)
Income tax benefit	(293)	(0.5)	(113)	(0.3)	(1,401)	(1.3)	(177)	(0.3)

Net loss	(853)	(1.5)	(1,349)	(3.3)	(3,912)	(3.7)	(2,180)	(2.9)

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

Income Tax Provision/Benefit.  The income tax benefit of $293 and $1,401, for the three and six months ended June 30, 2006, respectively, compared to a benefit or $113 and $177 for the three and six months ended June 30, 2005, respectively, includes expense and benefits related to federal, state and other jurisdictions including deferred tax expense related to a portion of our goodwill that is deductible for tax purposes.

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

The following table presents the results of our operations for each of our operating segments and a reconciliation to net loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	As restated	As restated	As restated	As restated

Revenue
Online Services:
Advertising and sponsorship	$36,219	$26,656	$68,979	$49,443
Licensing	12,304	8,239	23,746	14,044
Content syndication and other	1,096	2,010	1,972	4,573

Total Online Services	49,619	36,905	94,697	68,060
Publishing and Other Services	6,993	4,074	11,966	6,680

	$56,612	$40,979	$106,663	$74,740

Earnings (loss) before interest, taxes, depreciation, amortization and other non-cash items
Online Services	$9,006	$3,974	$16,867	$7,793
Publishing and Other Services	593	(668)	(741)	(915)

	9,599	3,306	16,126	6,878
Interest, taxes, depreciation, amortization and other non-cash items
Interest income	1,468	—	2,916	—
Depreciation and amortization	(4,013)	(3,019)	(7,542)	(5,252)
Non-cash advertising	(1,189)	(1,663)	(2,794)	(3,414)
Non-cash stock-based compensation	(7,011)	(86)	(14,019)	(569)
Income tax benefit	293	113	1,401	177

Net loss	$(853)	$(1,349)	$(3,912)	$(2,180)

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

In connection with the restatement of our financial results, which is more fully described in the Explanatory Note on page 1 to this amended Form 10-Q and in Note 12 to our financial statements, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. We identified a material weakness in our internal control over financial reporting with respect to accounting for income taxes relating to the treatment of tax deductible goodwill in the determination of the deferred tax asset valuation allowance. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of June 30, 2006.

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