Form 10-Q/A
period 2006-09-30
WebMD Health Corp.
filed 2007-05-10
CIK 1326583

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
PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Risks Related to Our Relationships with Clients
Risks Related to Use of the Internet and to Our Technological Infrastructure
Risks Related to Acquisitions, Financings and Other Significant Transactions
Risks Related to the Legal and Regulatory Environment in Which We Operate
ITEM 4.Controls and Procedures
SIGNATURES
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO
EX-31.2 SECTION 302, CERTIFICATION OF THE CFO
EX-32.1 SECTION 906, CERTIFICATION OF THE CEO
EX-32.2 SECTION 906, CERTIFICATION OF THE CEO

Explanatory Note

WebMD Health Corp. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, originally filed with the Securities and Exchange Commission on November 13, 2006, to amend and restate its consolidated financial statements for the three and nine month periods ended September 30, 2006 and 2005.

The Company identified an error in its accounting for non-cash income tax expense and related deferred taxes. The error relates to the tax impact of goodwill arising from certain business combinations which is amortized as an expense for tax purposes over 15 years but is not amortized to expense for financial reporting purposes since the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. The Company recorded a deferred income tax expense and a deferred tax liability related to the tax-deductible goodwill. However, in preparing the financial statements, the Company incorrectly netted the deferred tax liability resulting from the amortization of tax deductible goodwill against deferred tax assets (primarily relating to the Company’s net operating loss carryforwards) and provided a valuation allowance on the net asset balance. Because the deferred tax liability has an indefinite life, it should not have been netted against deferred tax assets with a definite life when determining the required valuation allowance. As a result, the Company did not record the appropriate valuation allowance and related deferred income tax expense. The deferred tax liability described above will remain on the balance sheet of the Company indefinitely unless there is an impairment of goodwill for financial reporting purposes or the related business entity is disposed of through a sale or otherwise

The error resulted in an overstatement of deferred income tax expense and the related deferred tax liability and an overstatement of net loss in the amount of $911 thousand for the nine months ended September 30, 2006, and an understatement of deferred income tax expense and the related deferred tax liability and an overstatement of net income in the amount of $262 thousand for the nine months ended September 30, 2005 in the Company’s financial statements. The correction had no effect on the Company’s revenue, pre-tax operating results, total assets, cash flow or liquidity for any period.

A summary of the effects of this change on the consolidated balance sheets as of September 30, 2006 and December 31, 2005, and the consolidated statements of operations for the three and nine month periods ended September 30, 2006 and 2005 and cash flows for the nine month periods ended September 30, 2006 and 2005 is included in Note 12, “Restatement of Consolidated Financial Statements” located in the Notes to Consolidated Financial Statements elsewhere in this Quarterly report.

The following information has been updated to give effect to the restatement:

Part I

Item 1 — Financial Statements

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4 — Controls and Procedures

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2006	2005
	As restated	As restated
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$45,164	$75,704
Short-term investments	39,922	78,073
Accounts receivable, net of allowance for doubtful accounts of $845 at September 30, 2006 and $859 at December 31, 2005	71,009	57,245
Current portion of prepaid advertising	4,725	7,424
Other current assets	8,578	3,977

Total current assets	169,398	222,423
Property and equipment, net	37,449	21,014
Prepaid advertising	10,350	12,104
Goodwill	174,311	100,669
Intangible assets, net	38,900	20,503
Other assets	257	176

	$430,665	$376,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$24,912	$30,400
Deferred revenue	69,380	36,495
Due to Emdeon	11,866	3,672

Total current liabilities	106,158	70,567
Deferred tax liability	2,446	3,357
Other long-term liabilities	7,907	7,010

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value per share, 500,000,000 shares authorized; 8,083,500 shares issued and outstanding at September 30, 2006 and 7,954,426 shares issued and outstanding at December 31, 2005	81	80
Class B Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 48,100,000 shares issued and outstanding at September 30, 2006 and December 31, 2005	481	481
Deferred stock compensation	—	(5,736)
Additional paid-in capital	309,623	293,827
Accumulated other comprehensive loss	(24)	(112)
Retained earnings	3,993	7,415

Total stockholders’ equity	314,154	295,955

	$430,665	$376,889

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	As restated	As restated	As restated	As restated

Revenue	$66,645	$45,094	$173,308	$119,834
Costs and expenses:
Cost of operations	26,945	18,020	77,371	51,531
Sales and marketing	20,472	13,534	52,941	36,663
General and administrative	13,476	6,582	37,931	21,787
Depreciation and amortization	5,085	2,733	12,627	7,985
Interest income	1,221	10	4,137	10

Income (loss) before income tax provision (benefit)	1,888	4,235	(3,425)	1,878
Income tax provision (benefit)	1,398	703	(3)	526

Net income (loss)	$490	$3,532	$(3,422)	$1,352

Net income (loss) per common share:
Basic and diluted	$0.01	$0.07	$(0.06)	$0.03

Weighted-average shares outstanding used in computing net income (loss) per common share:
Basic	56,059	48,273	56,056	48,158

Diluted	58,122	48,302	56,056	48,167

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2006	2005
	As restated	As restated

Cash flows from operating activities:
Net income (loss)	$(3,422)	$1,352
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,627	7,985
Non-cash advertising	4,454	5,121
Non-cash stock-based compensation	21,240	981
Deferred income taxes	(911)	262
Changes in operating assets and liabilities:
Accounts receivable	(8,311)	(1,490)
Other assets	(4,461)	1,185
Accrued expenses and other long-term liabilities	(544)	2,798
Due to Emdeon	8,213	—
Deferred revenue	14,517	778

Net cash provided by operating activities	43,402	18,972
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	261,000	—
Purchases of available-for-sale securities	(222,000)	—
Purchases of property and equipment	(17,500)	(15,587)
Cash paid in business combinations, net of cash acquired	(96,091)	(30,819)

Net cash used in investing activities	(74,591)	(46,406)
Cash flows from financing activities:
Proceeds from issuance of common stock	649	—
Net cash transfers from Emdeon	—	65,090

Net cash provided by financing activities	649	65,090

Net increase (decrease) in cash and cash equivalents	(30,540)	37,656
Cash and cash equivalents at beginning of period	75,704	3,456

Cash and cash equivalents at end of period	$45,164	$41,112

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	As restated	As restated	As restated	As restated

Numerator:
Net income (loss)	$490	$3,532	$(3,422)	$1,352

Denominator: (shares in thousands)
Weighted-average shares — Basic	56,059	48,273	56,056	48,158
Employee stock options and restricted stock	2,063	29	—	9

Adjusted weighted-average shares after assumed conversions — Diluted	58,122	48,302	56,056	48,167

Net income (loss) per common share:
Basic and diluted	$0.01	$0.07	$(0.06)	$0.03

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes pro forma net income (loss) and net income (loss) per common share as if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation for the three and nine months ended September 30, 2005:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
	As restated	As restated

Net income as reported	$3,532	$1,352
Add: Stock-based employee compensation expense included in reported net income	412	981
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,757)	(8,291)

Pro forma net income (loss)	$1,187	$(5,958)

Net income (loss) per common share:
Basic and diluted — as reported	$0.07	$0.03

Basic and diluted — pro forma	$0.02	$(0.12)

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Transactions with Emdeon

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

	Nine Months Ended
	September 30,
	2006	2005
	As restated	As restated

Revenue	$187,322	$148,029
Net loss	$(11,682)	$(9,498)
Net loss per common share:

Basic and diluted	$(0.21)	$(0.20)

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Significant Transactions

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for each of the Company’s operating segments and a reconciliation to net income (loss) are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	As restated	As restated	As restated	As restated
Revenue
Online Services:
Advertising and sponsorship	$43,534	$28,054	$112,513	$77,497
Licensing	14,569	9,053	38,315	23,097
Content syndication and other	843	2,124	2,815	6,697

Total Online Services	58,946	39,231	153,643	107,291
Publishing and Other Services	7,699	5,863	19,665	12,543

	$66,645	$45,094	$173,308	$119,834

Earnings before interest, taxes, depreciation, amortization and other non-cash items
Online Services:	$12,727	$7,795	$29,594	$15,588
Publishing and Other Services	1,906	1,282	1,165	367

	14,633	9,077	30,759	15,955
Interest, taxes, depreciation, amortization and other non-cash items
Interest income	1,221	10	4,137	10
Depreciation and amortization	(5,085)	(2,733)	(12,627)	(7,985)
Non-cash advertising	(1,660)	(1,707)	(4,454)	(5,121)
Non-cash stock-based compensation	(7,221)	(412)	(21,240)	(981)
Income tax (provision) benefit	(1,398)	(703)	3	(526)

Net income (loss)	$490	$3,532	$(3,422)	$1,352

7.	Fair Value of Financial Instruments

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

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
	As restated	As restated

Foreign currency translation gains	$—	$7
Unrealized gains on securities	104	81

Other comprehensive income (loss)	104	88
Net income (loss)	490	(3,422)

Comprehensive income (loss)	$594	$(3,334)

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The error resulted in an overstatement of deferred income tax expense and the related deferred tax liability and an overstatement of net loss in the amount of $911 for the nine months ended September 30, 2006, and an understatement of deferred income tax expense and the related deferred tax liability and an overstatement of net income in the amount of $262 for the nine months ended September 30, 2005 in the Company’s financial statements. The correction had no effect on the Company’s revenue, pre-tax operating results, total assets, cash flow or liquidity for any period.

The effects of this change on the consolidated balance sheets as of September 30, 2006 and December 31, 2005, and the consolidated statements of operations for the three and nine month periods ended September 30, 2006 and 2005 and cash flows for the nine month periods ended September 30, 2006 and 2005 are summarized as follows:

	Consolidated Balance Sheets
	As Previously
	Reported	Adjustments	As Restated

As of September 30, 2006
Deferred tax liability	$—	$2,446	$2,446
Additional paid-in capital	312,062	(2,439)	309,623
Retained earnings	4,000	(7)	3,993
Total stockholders’ equity	316,600	(2,446)	314,154
As of December 31, 2005
Deferred tax liability	$—	$3,357	$3,357
Additional paid-in capital	296,266	(2,439)	293,827
Retained earnings	8,333	(918)	7,415
Total stockholders’ equity	299,312	(3,357)	295,955

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consolidated Statements of Operations
	As Previously
	Reported	Adjustments	As Restated

Three Months Ended September 30, 2006
Income before income tax provision	$1,888	$—	$1,888
Income tax provision	896	502	1,398
Net income	992	(502)	490
Net income per common share:
Basic	$0.02	$(0.01)	$0.01

Diluted	$0.02	$(0.01)	$0.01

Three Months Ended September 30, 2005
Income before income tax provision	$4,235	$—	$4,235
Income tax provision	112	591	703
Net income	4,123	(591)	3,532
Net income per common share:
Basic	$0.09	$(0.02)	$0.07

Diluted	$0.09	$(0.02)	$0.07

Nine Months Ended September 30, 2006
Loss before income tax provision (benefit)	$(3,425)	$—	$(3,425)
Income tax provision (benefit)	908	(911)	(3)
Net loss	(4,333)	911	(3,422)
Net loss per common share:
Basic	$(0.08)	$0.02	$(0.06)

Diluted	$(0.08)	$0.02	$(0.06)

Nine Months Ended September 30, 2005
Income before income tax provision	$1,878	$—	$1,878
Income tax provision	264	262	526
Net income	1,614	(262)	1,352
Net income per common share:
Basic	$0.03	$(0.00)	$0.03

Diluted	$0.03	$(0.00)	$0.03

	Consolidated Statements of Cash Flows
	As Previously
	Reported	Adjustments	As Restated

Nine Months Ended September 30, 2006
Net loss	$(4,333)	$911	$(3,422)
Deferred income taxes	—	(911)	(911)
Nine Months Ended September 30, 2005
Net income	$1,614	$(262)	$1,352
Deferred income taxes	—	262	262

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 2 contains forward-looking statements with respect to possible events, outcomes or results that are, and are expected to continue to be, subject to risks, uncertainties and contingencies, including those identified in this Item. See “Forward-Looking Statements”.

The following information has been adjusted to reflect the restatement of our financial statements to correct the previously reported net income tax provision, which is more fully described in the “Explanatory Note” on page 1 and Note 12, “Restatement of Consolidated Financial Statements” located in the Notes to Consolidated Financial Statements elsewhere in this Quarterly report.

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

We believe the following reflects our critical accounting policies and our more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements:

•	Revenue Recognition. Revenue from advertising is recognized as advertisements are delivered or as publications are distributed. Revenue from sponsorship arrangements, content syndication and distribution arrangements, and licenses of healthcare management tools and private portals as well as related health coaching services are recognized ratably over the term of the applicable agreement. Revenue from the sponsorship of CME is recognized over the period we substantially complete our contractual deliverables as determined by the applicable agreements. Subscription revenue is recognized over the subscription period. When contractual arrangements contain multiple elements, revenue is allocated to each element based on its relative fair value determined using prices charged when elements are sold separately. In certain instances where fair value does not exist for all the elements, the amount of revenue allocated to the delivered elements equals the total consideration less the fair value of the undelivered elements.

•	Long-Lived Assets. Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill, are amortized over their estimated useful lives, which we determined based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually, and whenever indicators of impairment are present. We use a discounted cash flow approach to determine the fair value of goodwill. There was no impairment of goodwill noted as a result of our impairment testing in 2005.

•	Deferred Tax Assets. Our deferred tax assets are comprised primarily of net operating loss carryforwards. At December 31, 2005, we had net operating loss carryforwards of approximately $642,563. Subject to certain limitations, these loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. As of September 30, 2006, a valuation allowance has been provided against all net deferred taxes, except for a deferred tax liability originating from business combinations that resulted in tax deductible goodwill. The valuation allowance was established because of the uncertainty of realization of the deferred tax assets due to a lack of sufficient earnings history. Realization is dependent upon generating sufficient taxable income prior to the expiration of the net operating loss carryforwards in future periods. Although realization is not currently assured, management evaluates the need for a valuation allowance each quarter, and in the future, should management determine that realization of net deferred tax assets is more likely than not, some or all of the valuation allowance will be reversed and the Company’s effective tax rate may be reduced by such reversal.

•	Transactions with Emdeon. As discussed further below, our expenses reflect a services fee for an allocation of costs for corporate services provided by Emdeon. Our expenses also reflect the allocation of a portion of the cost of Emdeon’s healthcare plans and the allocation of stock-based compensation expense related to restricted stock awards and other stock-based compensation. Our sales and marketing

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

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006		2005		2006		2005
	As restated		As restated		As restated		As restated
	$	%	$	%	$	%	$	%

Revenue	66,645	100.0	45,094	100.0	173,308	100.0	119,834	100.0
Costs and expenses:
Cost of operations	26,945	40.4	18,020	40.0	77,371	44.6	51,531	43.0
Sales and marketing	20,472	30.7	13,534	30.0	52,941	30.5	36,663	30.6
General and administrative	13,476	20.2	6,582	14.6	37,931	21.9	21,787	18.2
Depreciation and amortization	5,085	7.6	2,733	6.0	12,627	7.3	7,985	6.7
Interest income	1,221	1.7	10	—	4,137	2.3	10	—

Income (loss) before income tax provision	1,888	2.8	4,235	9.4	(3,425)	(2.0)	1,878	1.5
Income tax provision (benefit)	1,398	2.1	703	1.6	(3)	—	526	0.4

Net Income (loss)	490	0.7	3,532	7.8	(3,422)	(2.0)	1,352	1.1

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

Income Tax Provision.  The income tax provision (benefit) of $1,398 and ($3) for the three and nine months ended September 30, 2006 compared to the income tax provision of $703 and $526 for the three and nine months ended September 30, 2005, respectively, includes expense related to federal, state and other jurisdictions including deferred tax expense related to a portion of our goodwill that is deductible for tax purposes.

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

The following table presents the results of our operations for each of our operating segments and a reconciliation to net income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	As restated	As restated	As restated	As restated

Revenue
Online Services:
Advertising and sponsorship	$43,534	$28,054	$112,513	$77,497
Licensing	14,569	9,053	38,315	23,097
Content syndication and other	843	2,124	2,815	6,697

Total Online Services	58,946	39,231	153,643	107,291
Publishing and Other Services	7,699	5,863	19,665	12,543

	$66,645	$45,094	$173,308	$119,834

Earnings before interest, taxes, depreciation, amortization and other non-cash items
Online Services:	$12,727	$7,795	$29,594	$15,588
Publishing and Other Services	1,906	1,282	1,165	367

	14,633	9,077	30,759	15,955
Interest, taxes, depreciation, amortization and other non-cash items
Interest income	1,221	10	4,137	10
Depreciation and amortization	(5,085)	(2,733)	(12,627)	(7,985)
Non-cash advertising	(1,660)	(1,707)	(4,454)	(5,121)
Non-cash stock-based compensation	(7,221)	(412)	(21,240)	(981)
Income tax (provision) benefit	(1,398)	(703)	3	(526)

Net income (loss)	$490	$3,532	$(3,422)	$1,352

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

We may be unsuccessful in our efforts to increase advertising and sponsorship revenue from consumer   products companies

Most of our advertising and sponsorship revenue has, in the past, come from pharmaceutical, biotechnology and medical device companies. During the past year, we have been focusing on increasing sponsorship revenue from consumer products companies that are interested in communicating health-related or safety-

related information about their products to our audience. However, while a number of consumer products companies have indicated an intent to increase the portion of their promotional spending used on the Internet, we cannot assure you that these advertisers and sponsors will find our consumer Web site to be as effective as other Web sites or traditional media for promoting their products and services. If we encounter difficulties in competing with the other alternatives available to consumer products companies, this portion of our business may develop more slowly than we expect or may fail to develop.

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

We identified a material weakness in our internal control over financial reporting with respect to accounting for income taxes relating to the treatment of tax deductible goodwill in the determination of the deferred tax asset valuation allowance. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of September 30, 2006.

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