Form 10-K/A
period 2006-12-31
WebMD Health Corp.
filed 2007-05-10
CIK 1326583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 2 to

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

WebMD Health Corp. (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006, originally filed with the Securities and Exchange Commission on March 2, 2007 and amended by Amendment No. 1 on April 30, 2007, to amend and restate its consolidated financial statements for the years ended December 31, 2004 through December 31, 2006 and its selected financial data for the years ended December 31, 2002 through December 31, 2006.

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

The error resulted in an understatement of deferred income tax expense and related deferred tax liabilities and an overstatement of net income in an aggregate amount of $4.2 million in the Company’s audited financial statements for the three years ended December 31, 2006, 2005 and 2004. The error also resulted in an understatement of deferred income tax expense and related deferred tax liabilities and an overstatement of net income in an aggregate amount of $1.1 million in the Company’s financial statements for the years prior to 2004. The correction had no effect on the Company’s revenue, pre-tax operating results, total assets, cash flow or liquidity for any period.

A summary of the effects of this change on the consolidated balance sheets as of December 31, 2006 and 2005, and the consolidated statements of operations and cash flows for the three years in the period ended December 31, 2006 is included in Note 19, “Restatement of Consolidated Financial Statements” located in the Notes to Consolidated Financial Statements elsewhere in this Annual report.

The following information has been updated to give effect to the restatement:

Part II

Item 6 — Selected Financial Data

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 8 — Financial Statements and Supplementary Data

Item 9A — Controls and Procedures

Part IV

Item 15 — Exhibits and Financial Statement Schedules

Part II

Item 6.	Selected Financial Data

The following information has been adjusted to reflect the restatement of our financial results to correct the previously reported income tax provision, which is more fully described in the “Explanatory Note” on page 1 and Note 19, “Restatement of Consolidated Financial Statements” located in the Notes to Consolidated Financial Statements elsewhere in this Annual Report. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report.

	Years Ended December 31, (As restated)
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenue	$253,881	$168,938	$134,148	$110,152	$84,203
Costs and expenses:
Cost of operations	106,387	70,538	52,377	46,998	47,888
Sales and marketing	76,189	51,756	47,358	47,917	49,033
General and administrative	52,338	29,550	22,122	18,016	15,690
Depreciation and amortization	17,647	10,653	5,620	4,463	2,486
Restructuring and integration benefit	—	—	—	—	(5,850)
Other income	—	—	—	—	(823)
Interest income	5,099	1,790	—	—	—

Income (loss) before income tax provision	6,419	8,231	6,671	(7,242)	(24,221)
Income tax provision	3,883	1,666	1,254	1,068	372

Net income (loss)	$2,536	$6,565	$5,417	$(8,310)	$(24,593)

Net income (loss) per common share:
Basic	$0.05	$0.13	$0.11	$(0.17)	$(0.51)

Diluted	$0.04	$0.13	$0.11	$(0.17)	$(0.51)

Weighted-average shares outstanding used in computing net income (loss) per common share:
Basic	56,145	50,132	48,100	48,100	48,100

Diluted	58,075	50,532	48,100	48,100	48,100

	As of December 31, (As restated)
	2006	2005	2004	2003	2002
	(In thousands)

Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$54,150	$153,777	$3,456	$358	$149
Working capital (deficit)	184,394	151,856	9,119	3,384	(547)
Total assets	619,965	376,889	146,496	120,630	127,529
Other long-term liabilities	7,912	7,010	—	—	—
Stockholders’ equity and owner’s net investment	496,109	295,955	98,560	84,394	86,178

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following information has been adjusted to reflect the restatement of our financial results to correct the previously reported income tax provision, which is more fully described in the “Explanatory Note” on page 1 and Note 19, “Restatement of Consolidated Financial Statements” located in the Notes to Consolidated Financial Statements elsewhere in this Annual Report.

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

As of December 31, 2006, a valuation allowance has been provided against net deferred tax assets except for deferred tax liabilities originating from the Company’s business combinations that resulted in tax deductible goodwill. The valuation allowance was established because of the uncertainty of realization of the deferred tax assets due to a lack of sufficient earnings history. Realization is dependent upon generating sufficient taxable income prior to the expiration of the net operating loss carryforwards in future periods. Although realization is not currently assured, management evaluates the need for a valuation allowance each quarter, and in the future, should management determine that realization of net deferred tax assets is more likely than not, some or all of the valuation allowance will be reversed and the Company’s effective tax rate may be reduced as a result of such reversal.

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

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Years Ended December 31,
	2006		2005		2004
	As restated		As restated		As restated
	$	%	$	%	$	%

Revenue	$253,881	100.0	$168,938	100.0	$134,148	100.0
Costs and expenses:
Cost of operations	106,387	41.9	70,538	41.8	52,377	39.0
Sales and marketing	76,189	30.0	51,756	30.6	47,358	35.3
General and administrative	52,338	20.6	29,550	17.5	22,122	16.5
Depreciation and amortization	17,647	7.0	10,653	6.3	5,620	4.2
Interest income	5,099	2.0	1,790	1.1	—	—

Income before income tax provision	6,419	2.5	8,231	4.9	6,671	5.0
Income tax provision	3,883	1.5	1,666	1.0	1,254	1.0

Net income	$2,536	1.0	$6,565	3.9	$5,417	4.0

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

Income Tax Provision.  The income tax provision of $3,883 and $1,666 for 2006 and 2005, respectively, includes expense related to federal, state and other jurisdictions including a deferred tax expense related to a portion of our goodwill that is deductible for tax purposes.

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

Income Tax Provision.  The income tax provision of $1,666 and $1,254 for 2005 and 2004, respectively, includes expense and benefits related to federal, state and other jurisdictions including an annual projected deferred tax expense related to a portion of our goodwill that is deductible for tax purposes.

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

The following table presents the results of our operations for each of our operating segments and a reconciliation to net income:

	Years Ended December 31,
	2006	2005	2004
	As restated	As restated	As restated

Revenue
Online Services:
Advertising and sponsorship	$170,626	$109,977	$83,828
Licensing	55,621	34,113	15,841
Content syndication and other	3,518	8,210	20,618

Total Online Services	229,765	152,300	120,287
Publishing and Other Services	24,116	16,638	13,861

	$253,881	$168,938	$134,148

Earnings before interest, taxes, depreciation, amortization and other non-cash items
Online Services	$52,324	$28,313	$24,902
Publishing and Other Services	755	88	1,285

	53,079	28,401	26,187
Interest, taxes, depreciation, amortization and other non-cash items
Interest income	5,099	1,790	—
Depreciation and amortization	(17,647)	(10,653)	(5,620)
Non-cash advertising	(7,415)	(8,992)	(12,147)
Non-cash stock-based compensation	(26,697)	(2,315)	(1,749)
Income tax provision	(3,883)	(1,666)	(1,254)

Net income	$2,536	$6,565	$5,417

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

Cash provided by operating activities in 2006 was $52,801, which related to net income of $2,536, adjusted for non-cash expenses of $53,862, which included depreciation and amortization, non-cash advertising expense, non-cash stock-based compensation expense, deferred income taxes and a reversal of an income tax valuation allowance applied to goodwill. Additionally, changes in working capital utilized cash flow of $3,597, primarily due to an increase in accounts receivable of $25,430 and a change in amounts due from Emdeon of $1,568, offset by an increase in deferred revenue of $17,502 and an increase in accrued expenses and other long-term liabilities of $6,698. Cash provided by operating activities in 2005 was $28,605, which related to net income of $6,565 adjusted for non-cash expenses of $23,140. Changes in working capital utilized cash flow of $1,100, primarily due to an increase in accounts receivable of $13,974, partially offset by increases in accrued expenses of $6,323, a deferred credit related to lease incentives of $4,398 and amounts due to Emdeon of $3,672.

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

Item 9A.	Controls and Procedures

In connection with the restatement of our financial results, which is more fully described in the Explanatory Note on page 1 to this Form 10-K/A and in Note 19 to our financial statements, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. We identified a material weakness in our internal control over financial reporting with respect to accounting for income taxes relating to the treatment of tax deductible goodwill in the determination of the deferred tax asset valuation allowance.

Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of December 31, 2006.

As of May 4, 2007, we implemented new procedures, including improved documentation and analysis regarding the reversal pattern of temporary differences between financial and tax reporting. We believe these new procedures enable us to comply with the requirements related to the accounting for deferred tax asset valuation allowances. In so doing, management has remediated the related internal control weakness. In connection with this amended Form 10-K, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as in effect on the date of this amendment, including the remedial actions discussed above, and we have concluded that, as of such date, our disclosure controls and procedures are effective.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of May, 2007.

WebMD Health Corp.

By:	/s/ Anthony Vuolo
Anthony Vuolo
Executive Vice President and
Chief Financial Officer

WEBMD HEALTH CORP.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The following financial statements of the Company and its subsidiaries required to be included in Item 15(a) (1) of Form 10-K are listed below:

Page

WebMD Health Corp.
Report of Management on Internal Control Over Financial Reporting (restated)	F-2
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3
Report of Independent Registered Public Accounting Firm	F-5
Consolidated Balance Sheets as of December 31, 2006 and 2005 (restated)	F-6
Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004 (restated)	F-7
Consolidated Statements of Stockholders’ Equity and Owner’s Net Investment for the Years Ended December 31, 2006, 2005 and 2004 (restated)	F-8
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004 (restated)	F-9
Notes to Consolidated Financial Statements	F-10
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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
(AS RESTATED)

The management of WebMD Health Corp. (the “Company”) is responsible for establishing and maintaining adequate internal over financial reporting for the Company. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006. Subsequently, management identified a material weakness in the Company’s internal control over financial reporting with respect to accounting for income taxes relating to the treatment of tax deductible goodwill in the determination of the deferred tax asset valuation allowance.

This material weakness resulted in this amendment to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, in order to restate the financial statements for the years ended December 31, 2006, 2005 and 2004 and to restate financial information for the years ended December 31, 2003 and 2002 and each of the quarters in 2006 and 2005.

Solely as a result of this material weakness, the Company’s management has revised its earlier assessment and has now concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2006.

The audited consolidated financial statements of the Company included in this Annual Report on Form 10-K (the “Financial Statements”) include: the results of Summex Corporation (“Summex”) from June 13, 2006, the date of its acquisition by the Company; the results of businesses acquired from Medsite, Inc. (“Medsite”) from September 11, 2006, the date of the Company’s acquisitions of those assets and assumption of related liabilities; and the results of Subimo, LLC (“Subimo”) from December 15, 2006, the date of its acquisition by the Company. Those acquisitions are described in Note 5 of the Financial Statements under the caption “2006 Acquisitions.” However, management’s assessment of internal control over financial reporting of the Company does not include an assessment of internal control over financial reporting of Summex, Medsite or Subimo, which together constituted 24.2% of the Company’s total assets as of December 31, 2006 and 3.6% of the Company’s revenues for the year then ended.

The Company’s independent auditor, Ernst & Young LLP, a registered public accounting firm, has issued an audit report on the Company’s revised management’s assessment on its internal control over financial reporting as of December 31, 2006. That report appears on page F-3.

As of May 4, 2007, the Company implemented new procedures, including improved documentation and analysis regarding the reversal pattern of temporary differences between financial and tax reporting. The Company’s management believes these new procedures enable the Company to comply with the requirements related to the accounting for deferred tax asset valuation allowances. Management believes these new procedures have remediated the internal control weakness.

May 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
WebMD Health Corp.

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting (as restated), that WebMD Health Corp. did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of WebMD Health Corp.’s material weakness relating to its internal controls over the accounting for income taxes, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WebMD Health Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our report dated March 1, 2007, we expressed an unqualified opinion on management’s previous assessment that WebMD Health Corp. maintained effective internal control over financial reporting as of December 31, 2006 and an unqualified opinion that WebMD Health Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based upon the COSO criteria. Management has subsequently determined that a deficiency in controls relating to the accounting for income taxes existed as of the previous assessment date, and has further concluded that such deficiency represented a material weakness as of December 31, 2006. As a result, management revised its assessment, as presented in the accompanying Report of Management on Internal Control Over Financial Reporting (as restated), to conclude that WebMD Health Corp.’s internal control over financial reporting was not effective as of December 31, 2006. Accordingly, our present opinion on the effectiveness of WebMD Health Corp.’s internal control over financial reporting as of December 31, 2006, as expressed herein, is different from that expressed in our previous report.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. WebMD Health Corp. identified a material weakness related to its internal control over the accounting for income taxes relating to the treatment of tax deductible goodwill in the determination of the deferred tax asset valuation allowance.

The material weakness resulted in the restatement of WebMD Health Corp.’s consolidated financial statements as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements and this report does not affect our report dated March 1, 2007, except for Note 19, as to which the date is May 9, 2007, on those consolidated financial statements (as restated).

In our opinion, management’s assessment that WebMD Health Corp. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, WebMD Health Corp. has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statement referring to the remediation of the material weakness.

/s/  Ernst & Young LLP

MetroPark, New Jersey
March 1, 2007, except for the
effects of the material weakness
described in the seventh paragraph
of this report, as to which the date is May 9, 2007

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

As discussed in Note 19 to the consolidated financial statements, the accompanying consolidated financial statements and related financial statement schedule have been restated.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” using the modified prospective transition method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of WebMD Health Corp.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007, except for the effects of the material weakness described in the seventh paragraph of that report, as to which the date is May 9, 2007, expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/  Ernst & Young LLP

MetroPark, New Jersey
March 1, 2007, except for Note 19,
as to which the date is May 9, 2007

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	December 31,
	2006	2005
	As restated	As restated

ASSETS
Current assets:
Cash and cash equivalents	$44,660	$75,704
Short-term investments	9,490	78,073
Accounts receivable, net of allowance for doubtful accounts of $956 at December 31, 2006 and $859 at December 31, 2005	89,652	57,245
Current portion of prepaid advertising	2,656	7,424
Due from Emdeon	143,153	—
Other current assets	5,360	3,977

Total current assets	294,971	222,423
Property and equipment, net	44,709	21,014
Prepaid advertising	9,459	12,104
Goodwill	225,028	100,669
Intangible assets, net	45,268	20,503
Other assets	530	176

	$619,965	$376,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$32,846	$30,400
Deferred revenue	77,731	36,495
Due to Emdeon	—	3,672

Total current liabilities	110,577	70,567
Deferred tax liability	5,367	3,357
Other long-term liabilities	7,912	7,010

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value per share, 500,000,000 shares authorized; 8,337,846 shares issued and outstanding at December 31, 2006 and 7,954,426 shares issued and outstanding at December 31, 2005	83	80
Class B Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 48,100,000 shares issued and outstanding at December 31, 2006 and December 31, 2005	481	481
Deferred stock compensation	—	(5,736)
Additional paid-in capital	485,594	293,827
Accumulated other comprehensive loss	—	(112)
Retained earnings	9,951	7,415

Total stockholders’ equity	496,109	295,955

	$619,965	$376,889

See accompanying notes.

WEBMD HEALTH CORP

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
	As restated	As restated	As restated

Revenue	$253,881	$168,938	$134,148
Costs and expenses:
Cost of operations	106,387	70,538	52,377
Sales and marketing	76,189	51,756	47,358
General and administrative	52,338	29,550	22,122
Depreciation and amortization	17,647	10,653	5,620
Interest income	5,099	1,790	—

Income before tax provision	6,419	8,231	6,671
Income tax provision	3,883	1,666	1,254

Net income	$2,536	$6,565	$5,417

Net income per common share:
Basic	$0.05	$0.13	$0.11

Diluted	$0.04	$0.13	$0.11

Weighted-average shares outstanding used in computing net income per common share:
Basic	56,145	50,132	48,100

Diluted	58,075	50,532	48,100

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OWNER’S NET INVESTMENT
(In thousands, except share amounts)

		Stockholders’ Equity
								Accumulated
		Class A		Class B				Other
	Owner’s Net	Common Stock		Common Stock		Deferred	Additional	Comprehensive	Retained
	Investment	Shares	Amount	Shares	Amount	Compensation	Paid-in-Capital	Income	Earnings	Total
	(As restated)						(As restated)		(As restated)	(As restated)

Balances at December 31, 2003	$84,394	—	$—	—	$—	$—	$—	$—	$—	$84,394
Net income	5,417	—	—	—	—	—	—	—	—	5,417
Net transfers from Emdeon	8,749	—	—	—	—	—	—	—	—	8,749

Balances at December 31, 2004	98,560	—	—	—	—	—	—	—	—	98,560
Net income (loss)	(1,967)	—	—	—	—	—	—	—	8,532	6,565
Changes in unrealized losses on securities	—	—	—	—	—	—	—	(112)	—	(112)
Comprehensive income	—	—	—	—	—	—	—	—	—	6,453
Transfers from Emdeon, including non-cash transfers	63,976	—	—	—	—	—	360	—	—	64,336
Contribution	(160,569)	—	—	48,100,000	481	—	160,088	—	—	—
Issuance of Class A Common Stock, net of costs	—	7,954,426	80	—	—	—	125,652	—	—	125,732
Stock options issued to Emdeon employees	—	—	—	—	—	—	1,117	—	(1,117)	—
Deferred stock compensation	—	—	—	—	—	(6,610)	6,610	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	874	—	—	—	874

Balances at December 31, 2005	—	7,954,426	80	48,100,000	481	(5,736)	293,827	(112)	7,415	295,955
Net income	—	—	—	—	—	—	—	—	2,536	2,536
Changes in unrealized losses on securities	—	—	—	—	—	—	—	112	—	112
Comprehensive income	—	—	—	—	—	—	—	—	—	2,648
Contribution from Emdeon for utilization of Federal NOL	—	—	—	—	—	—	140,000	—	—	140,000
Contribution from Emdeon for non-cash transfer of stock based compensation expense	—	—	—	—	—	—	6,183	—	—	6,183
Issuance of Class A Common Stock	—	383,420	3	—	—	—	5,254	—	—	5,257
Issuance of restricted stock to non-employee directors	—	—	—	—	—	—	340	—	—	340
Shares withheld to satisfy tax withholdings	—	—	—	—	—	—	(448)	—	—	(448)
Reversal of deferred stock-compensation — adoption of SFAS 123R	—	—	—	—	—	5,736	(5,736)	—	—	—
Stock compensation	—	—	—	—	—		20,174	—	—	20,174
Subimo Acquisition	—			—	—	—	26,000	—	—	26,000

Balances at December 31, 2006	$—	8,337,846	$83	48,100,000	$481	$—	$485,594	$—	$9,951	$496,109

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2006	2005	2004
	As restated	As restated	As restated

Cash flows from operating activities:
Net income	$2,536	$6,565	$5,417
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,647	10,653	5,620
Non-cash advertising	7,415	8,992	12,147
Deferred income taxes	2,010	1,180	1,044
Non-cash stock-based compensation	26,697	2,315	1,749
Reversal of income tax valuation allowance applied to goodwill	94	—	—
Changes in operating assets and liabilities:
Accounts receivable	(25,430)	(13,974)	(17,125)
Other assets	(800)	(567)	1,456
Accrued expenses and other long-term liabilities	6,698	10,721	2,952
Due (from) to Emdeon	(1,568)	3,672	—
Deferred revenue	17,502	(952)	4,878

Net cash provided by operating activities	52,801	28,605	18,138
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	304,184	87,450	—
Purchases of available-for-sale securities	(229,410)	(165,178)	—
Purchases of property and equipment	(28,452)	(18,126)	(4,321)
Cash paid in business combinations, net of cash acquired	(130,167)	(50,752)	(22,421)

Net cash used in investing activities	(83,845)	(146,606)	(26,742)
Cash flows from financing activities:
Proceeds from issuance of common stock	5,257	125,392	—
Net cash transfers with Emdeon	(5,257)	64,857	11,702

Net cash provided by financing activities	—	190,249	11,702

Net (decrease) increase in cash and cash equivalents	(31,044)	72,248	3,098
Cash and cash equivalents at beginning of period	75,704	3,456	358

Cash and cash equivalents at end of period	$44,660	$75,704	$3,456

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

The Company’s Consolidated Financial Statements have been restated to correct the previously reported income tax provision which is more fully described in Note 19, “Restatement of Consolidated Financial Statements”.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes pro forma net income (loss) and net income (loss) per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the years ended December 31, 2005 and 2004:

	Years Ended December 31,
	2005	2004
	As restated	As restated

Net income as reported	$6,565	$5,417
Add: Stock-based employee compensation expense included in reported net income	2,315	1,749
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(15,771)	(10,608)

Pro forma net loss	$(6,891)	$(3,442)

Net income (loss) per common share:
Basic and diluted — as reported	$0.13	$0.11

Basic and diluted — pro forma	$(0.14)	$(0.07)

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

	Years Ended December 31,
	2006	2005	2004
	As restated	As restated	As restated

Numerator:
Net income	$2,536	$6,565	$5,417

Denominator: (shares in thousands)
Weighted-average shares — Basic	56,145	50,132	48,100
Employee stock options and restricted stock	1,930	400	—

Adjusted weighted-average shares after assumed conversions — Diluted	58,075	50,532	48,100

Net income per common share:
Basic	$0.05	$0.13	$0.11

Diluted	$0.04	$0.13	$0.11

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Years Ended December 31,
	2006	2005
	As restated	As restated

Revenue	$276,970	$212,957
Net loss	$(6,357)	$(5,044)
Net loss per common share:

Basic and diluted	$(0.11)	$(0.10)

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Significant Transactions

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for each of the Company’s operating segments and a reconciliation to net income are presented below:

	Years Ended December 31,
	2006	2005	2004
	As restated	As restated	As restated

Revenue
Online Services:
Advertising and sponsorship	$170,626	$109,977	$83,828
Licensing	55,621	34,113	15,841
Content syndication and other	3,518	8,210	20,618

Total Online Services	229,765	152,300	120,287
Publishing and Other Services	24,116	16,638	13,861

	$253,881	$168,938	$134,148

Earnings before interest, taxes, depreciation, amortization and other non-cash items
Online Services	$52,324	$28,313	$24,902
Publishing and Other Services	755	88	1,285

	53,079	28,401	26,187
Interest, taxes, depreciation, amortization and other non-cash items
Interest income	5,099	1,790	—
Depreciation and amortization	(17,647)	(10,653)	(5,620)
Non-cash advertising	(7,415)	(8,992)	(12,147)
Non-cash stock-based compensation	(26,697)	(2,315)	(1,749)
Income tax provision	(3,883)	(1,666)	(1,254)

Net income	$2,536	$6,565	$5,417

8.	Long-Lived Assets

Property and Equipment

Property and equipment consist of the following:

	December 31,
	2006	2005

Computer equipment	$13,649	$7,769
Office equipment, furniture and fixtures	4,694	3,830
Software	12,032	4,439
Leasehold improvements	16,767	12,610
Web site development costs	12,765	1,222

	59,907	29,870
Less: accumulated depreciation	(15,198)	(8,856)

Property and equipment, net	$44,709	$21,014

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

	December 31,
	2006	2005
	(As restated)	(As restated)

Deferred tax assets:
Federal net operating loss carryforwards	$224,515	$224,897
State net operating loss carryforwards	23,374	32,128
Federal tax credits	2,060	1,657
Other accrued expenses	9,170	5,386
Allowance for doubtful accounts	342	278
Depreciation	1,509	2,647
Prepaid assets	8,744	9,811
Intangible assets	0	2,854
Stock-based compensation	7,989	325
Other, net	200	372

Total deferred tax assets	277,903	280,355
Valuation allowance	(277,607)	(280,355)

Net deferred tax assets	296	0

Deferred tax liabilities:
Goodwill	(5,367)	(3,357)
Intangible assets	(296)	0

Total deferred tax liabilities	(5,663)	(3,357)

Net deferred tax assets and liabilities	$(5,367)	$(3,357)

Reported as:
Current deferred tax assets and liabilities	$9,658	$6,630
Valuation allowance	(9,658)	(6,630)

Current deferred tax assets, net	0	0

Non-current deferred tax assets and liabilities	262,582	270,368
Valuation allowance	(267,949)	(273,725)

Non-current deferred tax liabilities, net	(5,367)	(3,357)

Net deferred tax liabilities	$(5,367)	$(3,357)

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax provision was as follows:

	Years Ended December 31,
	2006	2005	2004
	(As restated)	(As restated)	(As restated)

Current:
Federal	$48	$0	$0
State and other	1,731	486	210

Current income tax provision	1,779	486	210
Deferred:
Federal	1,759	1,033	914
State and other	251	147	130

Deferred income tax provision	2,010	1,180	1,044
Reversal of valuation allowance applied to goodwill	94	0	0

Total income tax provision	$3,883	$1,666	$1,254

The reconciliation between the federal statutory rate and the effective income tax rate is as follows:

	Years Ended December 31,
	2006	2005	2004
	(As restated)	(As restated)	(As restated)

United States federal statutory rate	35.0%	35.0%	34.0%
State income taxes (net of federal benefit)	(29.5)	12.6	8.1
Valuation allowance	28.1	(50.6)	(17.0)
Losses benefited to (from) Emdeon	—	21.0	(4.4)
Non-deductible officers compensation	19.5	1.4	0.0
Other	7.4	0.8	(1.9)

Effective income tax rate	60.5%	20.2%	18.8%

As of December 31, 2006, a valuation allowance has been provided against all net deferred taxes, except for a deferred tax liability originating from the Company’s business combinations that resulted in tax deductible goodwill which are indefinite as to when such liability will reverse. The valuation allowance was established because of the uncertainty of realization of the deferred tax assets due to a lack of sufficient earnings history. Realization is dependent upon generating sufficient taxable income prior to the expiration of the net operating loss carryforwards in future periods. Although realization is not currently assured, management evaluates the need for a valuation allowance each quarter, and in the future, should management determine that realization of net deferred tax assets is more likely than not, some or all of the valuation allowance will be reversed, and the Company’s effective tax rate may be reduced. The valuation allowance for deferred tax assets decreased by $2,748 and increased by $6,964 in 2006 and 2005, respectively.

On a separate return basis, as of December 31, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $675,878, which expire in 2007 through 2026, and federal tax credits of approximately $2,060, which expire in 2007 through 2027. Approximately $203,761 and $27,612 of these net operating loss carryforwards were recorded through additional paid in capital and goodwill, respectively. Therefore, if in the future the Company believes that it is more likely than not that these tax benefits will be realized, this portion of the valuation allowance will be reversed against additional paid in capital and goodwill, respectively. The Company uses the “with-and-without” approach as described in EITF Topic No. D-32 in determining the order in which tax attributes are utilized. Using the “with-and-

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

without” approach, the Company will only recognize a tax benefit from stock-based awards in additional paid in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. As a result of this approach, tax net operating loss carryforwards generated from operations and acquired entities are considered utilized before the current period’s share-based deduction.

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

The Company has profitable operations in certain states in which the Company does not have net operating losses to offset that income. Accordingly, the Company provided for taxes of $1,731, $486, and $210 related to state and other jurisdictions during the years ended December 31, 2006, 2005, and 2004, respectively. The deferred income tax provision of $2,010, $1,180 and $1,044 for the years ended December 31, 2006, 2005 and 2004, respectively, relates to the effect on the valuation allowance of goodwill that is deductible for tax purposes. In addition, the income tax provision in 2006 includes a non-cash provision for state taxes of $94 that has not been reduced by the decrease in valuation allowance as these tax benefits were acquired through business combinations. Of these amounts, a portion is included in the due from Emdeon balance in the accompanying consolidated balance sheets.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, such as changes in unrealized gains (losses) on available-for-sale marketable securities. The following table presents the components of comprehensive income:

	Years Ended December 31,
	2006	2005
	As restated	As restated

Unrealized gains (losses) on securities	$112	$(112)

Other comprehensive income (loss)	112	(112)
Net income	2,536	6,565

Comprehensive income	$2,648	$6,453

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Supplemental Disclosure of Cash Flow Information

	Years Ended December 31,
	2006	2005	2004

Supplemental Disclosure of Cash Flow Information:
Taxes paid, net of refunds	$1,127	$119	$—

Supplemental Schedule of Non-Cash Investing Activities:
Equity consideration of Subimo Acquisition	$26,000	$—	$—

Supplemental Schedule of Non-Cash Financing Activities:
Deferred stock compensation related to restricted stock awards	$—	$6,610	$—

18.	Quarterly Financial Data (Unaudited)

The following tables summarize the quarterly financial data for 2006 and 2005:

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	As restated	As restated	As restated	As restated

Revenue	$50,051	$56,612	$66,645	$80,573
Costs and expenses:
Cost of operations	$24,710	25,716	26,945	29,016
Sales and marketing	15,537	16,932	20,472	23,248
General and administrative	11,890	12,565	13,476	14,407
Depreciation and amortization	3,529	4,013	5,085	5,020
Interest income	1,448	1,468	1,221	962

(Loss) Income before income tax provision	(4,167)	(1,146)	1,888	9,844
Income tax (benefit) provision	(1,108)	(293)	1,398	3,886

Net (loss) income	$(3,059)	$(853)	$490	$5,958

Net (loss) income per common share:
Basic	$(0.05)	$(0.02)	$0.01	$0.11
Diluted	$(0.05)	$(0.02)	$0.01	$0.10
Weighted-average shares outstanding used in
computing net (loss) income per common share:
Basic	56,054	56,055	56,059	56,411
Diluted	56,054	56,055	58,122	58,367

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	As restated	As restated	As restated	As restated

Revenue	$33,761	$40,979	$45,094	$49,104
Costs and expenses:
Cost of operations	14,895	18,616	18,020	19,007
Sales and marketing	10,988	12,141	13,534	15,093
General and administrative	6,540	8,665	6,582	7,763
Depreciation and amortization	2,233	3,019	2,733	2,668
Interest income	—	—	10	1,780

(Loss) Income before income tax provision	(895)	(1,462)	4,235	6,353
Income tax (benefit) provision	(64)	(113)	703	1,140

Net (loss) income	$(831)	$(1,349)	$3,532	$5,213

Net (loss) income per common share:
Basic and diluted	$(0.02)	$(0.03)	$0.07	$0.09
Weighted-average shares outstanding used in computing net (loss) income per common share:
Basic	48,100	48,100	48,273	56,054
Diluted	48,100	48,100	48,302	57,627

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.  Restatement of Consolidated Financial Statements

The Company identified an error in its accounting for non-cash income tax expense and related deferred taxes. The error relates to the tax impact of goodwill arising from certain business combinations which is amortized as an expense for tax purposes over 15 years but is not amortized to expense for financial reporting purposes since the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. The Company recorded a deferred income tax expense and a deferred tax liability related to the tax-deductible goodwill. However, in preparing the financial statements, the Company incorrectly netted the deferred tax liability resulting from the amortization of tax deductible goodwill against deferred tax assets (primarily relating to the Company’s net operating loss carryforwards) and provided a valuation allowance on the net asset balance. Because the deferred tax liability has an indefinite life, it should not have been netted against deferred tax assets with a definite life when determining the required valuation allowance. As a result, the Company did not record the appropriate valuation allowance and related deferred income tax expense. The deferred tax liability described above will remain on the balance sheet of the Company indefinitely unless there is an impairment of goodwill for financial reporting purposes or the related business entity is disposed of through a sale or otherwise

The error resulted in an understatement of deferred income tax expense and related deferred tax liabilities and an overstatement of net income in an aggregate amount of $4,234 in the Company’s audited financial statements for the three years ended December 31, 2006, 2005 and 2004. The error also resulted in an understatement of deferred income tax expense and related deferred tax liabilities and an overstatement of net income in an aggregate amount of $1,133 in the Company’s financial statements for the years prior to 2004. The correction had no effect on the Company’s revenue, pre-tax operating results, total assets, cash flow or liquidity for any period.

The effects of this change on the consolidated balance sheets as of December 31, 2006 and 2005, and the consolidated statements of operations and cash flows for the three years in the period ended December 31, 2006 are summarized as follows:

	Consolidated Balance Sheets
	As Previously
	Reported	Adjustments	As Restated

As of December 31, 2006
Deferred tax liability	$—	$5,367	$5,367
Additional paid-in capital	488,033	(2,439)	485,594
Retained earnings	12,879	(2,928)	9,951
Total stockholders’ equity	501,476	(5,367)	496,109
As of December 31, 2005
Deferred tax liability	$—	$3,357	$3,357
Additional paid-in capital	296,266	(2,439)	293,827
Retained earnings	8,333	(918)	7,415
Total stockholders’ equity	299,312	(3,357)	295,955

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consolidated Statements of Operations
	As Previously
	Reported	Adjustments	As Restated

Year Ended December 31, 2006
Income before income tax provision	$6,419	$—	$6,419
Income tax provision	1,873	2,010	3,883
Net income	4,546	(2,010)	2,536
Net income per common share:
Basic	$0.08	$(0.03)	$0.05

Diluted	$0.08	$(0.04)	$0.04

Year Ended December 31, 2005
Income before income tax provision	$8,231	$—	$8,231
Income tax provision	486	1,180	1,666
Net income	7,745	(1,180)	6,565
Net income per common share:
Basic	$0.15	$(0.02)	$0.13

Diluted	$0.15	$(0.02)	$0.13

Year Ended December 31, 2004
Income before income tax provision	$6,671	$—	$6,671
Income tax provision	210	1,044	1,254
Net income	6,461	(1,044)	5,417
Net income per common share:
Basic	$0.13	$(0.02)	$0.11

Diluted	$0.13	$(0.02)	$0.11

	Consolidated Statements of Cash Flows
	As Previously
	Reported	Adjustments	As Restated

Year Ended December 31, 2006
Net income	$4,546	$(2,010)	$2,536
Deferred income taxes	—	2,010	2,010
Year Ended December 31, 2005
Net income	$7,745	$(1,180)	$6,565
Deferred income taxes	—	1,180	1,180
Year Ended December 31, 2004
Net income	$6,461	$(1,044)	$5,417
Deferred income taxes	—	1,044	1,044

Schedule II.  Valuation and Qualifying Accounts

	Years Ended December 31, 2006, 2005 and 2004 (As restated)
	Balance at	Charged to
	Beginning	Costs and				Balance at
	of Year	Expenses	Acquired	Write-offs	Other(a)	End of Year
	(In thousands)

December 31, 2006
Allowance for Doubtful Accounts	$859	$228	$49	$(180)	$—	$956
Valuation Allowance for Deferred Tax Assets	280,355	1,230	6,296	—	(10,274)	277,607
December 31, 2005
Allowance for Doubtful Accounts	798	302	60	(301)	—	859
Valuation Allowance for Deferred Tax Assets	273,391	(4,236)	5,914	—	5,286	280,355
December 31, 2004
Allowance for Doubtful Accounts	921	202	—	(325)	—	798
Valuation Allowance for Deferred Tax Assets	273,118	(1,061)	97	—	1,237	273,391

(a)	Represents valuation allowance created through equity as a result of stock option and warrant exercises, and other adjustments.

S-1