Form 10-Q
period 2007-03-31
WebMD Health Corp.
filed 2007-05-10
CIK 1326583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-51547

WEBMD HEALTH CORP.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	20-2783228 (I.R.S. Employer Identification No.)

111 Eighth Avenue New York, New York (Address of principal executive office)	10011 (Zip code)

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

Yes ☐     No ☑

As of May 4, 2007, the Registrant had 8,964,328 shares of Class A Common Stock (including unvested shares of restricted WebMD Class A Common Stock) and 48,100,000 shares of Class B Common Stock outstanding.

WEBMD HEALTH CORP.

QUARTERLY REPORT ON FORM 10-Q
For the period ended March 31, 2007

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

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$182,124	$44,660
Short-term investments	30,000	9,490
Accounts receivable, net of allowance for doubtful accounts of $1,090 at March 31, 2007 and $956 at December 31, 2006	87,467	89,652
Current portion of prepaid advertising	1,575	2,656
Due from Emdeon	—	143,153
Other current assets	5,296	5,360

Total current assets	306,462	294,971
Property and equipment, net	46,690	44,709
Prepaid advertising	8,220	9,459
Goodwill	225,253	225,028
Intangible assets, net	42,054	45,268
Other assets	499	530

	$629,178	$619,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$20,084	$32,846
Deferred revenue	85,447	77,731
Due to Emdeon	2,358	—

Total current liabilities	107,889	110,577
Deferred tax liability	5,445	5,367
Other long-term liabilities	9,547	7,912

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value per share, 500,000,000 shares authorized; 8,536,614 shares issued and outstanding at March 31, 2007 and 8,337,846 shares issued and outstanding at December 31, 2006	85	83
Class B Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 48,100,000 shares issued and outstanding at March 31, 2007 and December 31, 2006	481	481
Additional paid-in capital	495,074	485,594
Retained earnings	10,657	9,951

Total stockholders’ equity	506,297	496,109

	$629,178	$619,965

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended
	March 31,
	2007	2006

Revenue	$72,962	$50,051
Costs and expenses:
Cost of operations	29,663	24,710
Sales and marketing	22,870	15,537
General and administrative	15,505	11,890
Depreciation and amortization	5,993	3,529
Interest income	1,985	1,448

Income (loss) before income tax provision	916	(4,167)
Income tax provision (benefit)	210	(1,108)

Net income (loss)	706	$(3,059)

Net income (loss) per common share:
Basic and diluted	$0.01	$(0.05)

Weighted-average shares outstanding used in computing net income (loss) per common share:
Basic	56,976	56,054

Diluted	59,630	56,054

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$706	$(3,059)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,993	3,529
Non-cash advertising	2,320	1,605
Non-cash stock-based compensation	5,363	7,008
Deferred income taxes	78	(1,108)
Changes in operating assets and liabilities:
Accounts receivable	2,185	4,048
Other assets	(23)	(1,722)
Accrued expenses and other long-term liabilities	(11,545)	(5,287)
Due to (from) Emdeon	228	(2,521)
Deferred revenue	7,716	9,784

Net cash provided by operating activities	13,021	12,277
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	28,122	23,650
Purchases of available-for-sale securities	(48,632)	(39,650)
Purchases of property and equipment	(4,762)	(6,757)
Cash paid in business combinations, net of cash acquired	—	(26,877)

Net cash used in investing activities	(25,272)	(49,634)
Cash flows from financing activities:
Proceeds from issuance of common stock	4,458	—
Net cash transfers with Emdeon	145,257	—

Net cash provided by financing activities	149,715	—

Net increase (decrease) in cash and cash equivalents	137,464	(37,357)
Cash and cash equivalents at beginning of period	44,660	75,704

Cash and cash equivalents at end of period	$182,124	$38,347

See accompanying notes.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, unaudited)

1.	Summary of Significant Accounting Policies

Background and Basis of Presentation

WebMD Health Corp. (the “Company”) is a Delaware corporation that was incorporated on May 3, 2005. The Company completed an initial public offering (“IPO”) of Class A Common Stock on September 28, 2005. The Company’s Class A Common Stock has traded on the Nasdaq National Market under the symbol “WBMD” since September 29, 2005 and now trades on the Nasdaq Global Select Market. Prior to the date of the IPO, the Company was a wholly-owned subsidiary of Emdeon Corporation (“Emdeon”) and its consolidated financial statements had been derived from the consolidated financial statements and accounting records of Emdeon, principally representing the WebMD segment, using the historical results of operations, and historical basis of assets and liabilities of the WebMD related businesses. Since the completion of the IPO, the Company is a majority-owned subsidiary of Emdeon, which currently owns 84.3% of the equity of the Company. The Company’s Class A Common Stock has one vote per share, while the Company’s Class B Common Stock has five votes per share. As a result, the Company’s Class B Common Stock owned by Emdeon represented, as of March 31, 2007, 96.4% of the combined voting power of the Company’s outstanding Common Stock.

The Company’s consolidated financial statements for the three months ended March 31, 2006 have been restated to correct the previously reported income tax provision. The restatement is more fully described in Note 12, “Restatement of Consolidated Financial Statements” in the Company’s consolidated financial statements and notes for the quarter ended March 31, 2006 which are included in the Company’s Quarterly Report on Form 10Q, as amended.

Transactions between the Company and Emdeon have been identified in these notes to the consolidated financial statements as Transactions with Emdeon (see Note 3).

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results to be expected for any subsequent period or for the entire year ending December 31, 2007. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

The unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2006, as amended to discuss the restatement discussed above, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

	Three Months Ended March 31,
	2007	2006

Numerator:
Net income (loss)	$706	$(3,059)

Denominator: (shares in thousands)
Weighted-average shares — Basic	56,976	56,054
Employee stock options and restricted stock	2,654	—

Adjusted weighted-average shares after assumed conversions — Diluted	59,630	56,054

Net income (loss) per common share:
Basic and diluted	$0.01	$(0.05)

Included in basic and diluted shares for the three months ended March 31, 2007 is the impact of shares to be issued pursuant to the purchase agreement for the acquisition of Subimo, LLC (see Note 4 — Business Combinations). The Company deferred the issuance of 640,930 shares of Class A common stock (“Deferred Shares”) until December 2008. Issuance of a portion of these shares may be further deferred until December 2010 subject to certain conditions. A maximum of 246,508 of the Deferred Shares may be used to settle any

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding claims or warranties the Company may have against the sellers. For purposes of calculating basic net income per share, the impact of 394,422 shares representing the non-contingent portion of the Deferred Shares was included. For purposes of calculating diluted net income per share, the weighted average impact of all of the 640,930 Deferred Shares was included.

The Company has excluded certain outstanding stock options from the calculation of diluted income (loss) per common share because such securities were anti-dilutive during the periods presented. The total number of shares excluded from the calculation of diluted income (loss) per share was 1,318,413 and 5,249,414 for the three months ended March 31, 2007 and 2006, respectively.

Income Taxes

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. However, the Company cannot predict with certainty the interpretations or positions that tax authorities may take regarding specific tax returns filed by the Company and, even if the Company believes its tax positions are correct, may determine to make settlement payments in order to avoid the costs of disputing particular positions taken. No reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. However, the Company reduced $603 of a deferred tax asset and its associated valuation allowance upon adoption of FIN 48.

With the exception of adjusting net operating loss carryforwards that may be utilized, the Company is no longer subject to U.S. federal income tax examinations for tax years before 2003 and for state and local income tax examinations for years before 2002.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Emdeon Plans

Emdeon had an aggregate of 5,365,184 shares of Emdeon Common Stock available for future grants to all of Emdeon employees under various stock compensation plans (the “Emdeon Plans”) at March 31, 2007.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

Generally, options under the Emdeon Plans vest and become exercisable ratably over a three-to five-year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The majority of options granted under the Emdeon Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of Emdeon’s Common Stock on the date of grant. The following table summarizes activity for the Emdeon Plans relating to the Company’s employees during the three months ended March 31, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Shares	per Share	(In Years)	Value(1)

Outstanding at January 1, 2007	14,865,256	$12.68
Granted	—	—
Exercised	(2,189,972)	10.35
Forfeited	(86,456)	13.31
Net transfers from Emdeon	10,347	14.34

Outstanding at March 31, 2007	12,599,175	$13.08	4.7	$47,900

Vested and exercisable at the end of the period	9,845,218	$14.35	4.0	$29,845

(1)	The aggregate intrinsic value is based on the market price of Emdeon’s Common Stock on March 30, 2007, the last trading day in March, which was $15.13, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on March 30, 2007.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards

Emdeon Restricted Stock consists of shares of Emdeon Common Stock which have been awarded to the Company’s employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee until they vest. Generally, Emdeon Restricted Stock awards vest ratably over a three to five year period based on their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity of non-vested Emdeon Restricted Stock relating to the Company’s employees during the three months ended March 31, 2007:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Beginning balance at January 1, 2007	202,414	$8.92
Granted	—	—
Vested	(125,510)	8.59
Forfeited	—	—

Ending balance at March 31, 2007	76,904	$9.46

Proceeds received by Emdeon from the exercise of options to purchase Emdeon Common Stock were $22,657 and $4,322 during the three months ended March 31, 2007 and 2006, respectively. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of Emdeon Restricted Stock that vested was $10,204 and $4,257 during the three months ended March 31, 2007 and 2006, respectively. The intrinsic value of these stock options and shares of Restricted Stock awards is deductible for tax purposes, subject to Section 162(m) of the Internal Revenue Code. However, these tax benefits were not realized due to the Company’s net operating loss carryforwards.

WebMD Plans

During September 2005, the Company adopted the 2005 Long-Term Incentive Plan (the “Company’s Plan”). In connection with the acquisition of Subimo, LLC in December 2006, the Company adopted the WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (the “Subimo Plan”). The terms of the Subimo Plan are similar to the terms of Company’s Plan but it has not been approved by the Company’s stockholders. Awards under the Subimo Plan were made on the date of the Company’s acquisition of Subimo, LLC in reliance on the NASDAQ Stock Market exception to shareholder approval for equity grants to new hires. No additional grants will be made under the Subimo Plan. The Company’s Plan and the Subimo Plan are included in all references as the “WebMD Plans.” The maximum number of shares of the Company’s Class A Common Stock that may be subject to options or restricted stock awards under the WebMD Plans is 7,630,574, subject to adjustment in accordance with the terms of the WebMD Plans. The Company had an aggregate of 1,100,179 shares of Class A Common Stock available for grant under the WebMD Plans at March 31, 2007.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

Generally, options under the WebMD Plans vest and become exercisable ratably over a four-year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The options granted under the WebMD Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of the Company’s Class A Common Stock on the date of grant. The following table summarizes activity for the WebMD Plans during the three months ended March 31, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Shares	per Share	(In Years)	Value(1)

Outstanding at January 1, 2007	5,401,783	$23.59
Granted	229,150	46.00
Exercised	(189,739)	23.49
Forfeited	(79,300)	26.31

Outstanding at March 31, 2007	5,361,894	$24.51	8.8	$150,800

Vested and exercisable at the end of the period	687,854	$19.09	8.5	$23,072

(1)	The aggregate intrinsic value is based on the market price of the Company’s Class A Common Stock on March 30, 2007 which was $52.63 less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on March 30, 2007.

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

	Three Months Ended March 31,
	2007	2006

Expected dividend yield	0%	0%
Expected volatility	0.50	0.60
Risk free interest rate	4.66%	4.56%
Expected term (years)	3.46	3.30
Weighted-average fair value of options granted during the period	$18.75	$16.57

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards

The Company’s Restricted Stock consists of shares of the Company’s Class A Common Stock which have been awarded to employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee until they vest. Generally, the Company’s Restricted Stock awards vest ratably over a four year period from their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity of non-vested Company Restricted Stock during the three months ended March 31, 2007:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Beginning balance at January 1, 2007	441,683	$25.49
Granted	18,700	51.32
Vested	(14,187)	38.98
Forfeited	—	—

Ending balance at March 31, 2007	446,196	$26.15

Proceeds received from the exercise of options to purchase the Company’s Class A Common Stock were $4,458 during the three months ended March 31, 2007. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of the Company’s Restricted Stock that vested was $5,043 during the three months ended March 31, 2007. There were no exercises of options to purchase the Company’s Class A Common Stock or shares of the Company’s Restricted Stock that vested during the three months ended March 31, 2006. The intrinsic value of these stock options and shares of Restricted Stock awards is deductible for tax purposes, subject to Section 162(m) of the Internal Revenue Code. However, these tax benefits were not realized due to the Company’s net operating loss carryforwards.

Other

In addition, at the time of the IPO and subsequently on its first anniversary, the Company issued shares of its Class A Common Stock to each non-employee director with a value equal to their annual board and committee retainers. The Company recorded $85 of stock-based compensation expense during the three months ended March 31, 2007 and 2006 in connection with these issuances.

Additionally, the Company recorded $257 of stock-based compensation expense during the three months ended March 31, 2007 in connection with a stock transferability right for shares required to be issued in connection with the acquisition of Subimo, LLC by the Company.

Employee Stock Purchase Plan

Emdeon’s Employee Stock Purchase Plan (“ESPP”) allows eligible employees of the Company the opportunity to purchase shares of Emdeon Common Stock through payroll deductions, up to 15% of a participant’s annual compensation with a maximum of 5,000 shares available per participant during each purchase period. The purchase price of the stock is 85% of the fair market value on the last day of each purchase period. No Emdeon Common Stock was issued to the Company’s employees under Emdeon’s ESPP during the three months ended March 31, 2007 and 2006.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months
	Ended
	March 31,
	2007	2006

Emdeon Plans:
Stock options	$745	$1,581
Restricted stock	140	359
Company’s Plan:
Stock options	3,423	4,077
Restricted stock	687	881
ESPP	26	25
Other	342	85

Total stock-based compensation expense	$5,363	$7,008

Included in:
Cost of operations	$1,578	$2,317
Sales and marketing	1,258	1,488
General and administrative	2,527	3,203

Total stock-based compensation expense	$5,363	$7,008

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. As of March 31, 2007, approximately $2,091 and $41,615 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 0.82 years and 1.87 years related to the Emdeon Plans and the WebMD Plans, respectively.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Charges from the Company to Emdeon:

Revenue:  The Company sells certain of its products and services to Emdeon businesses. These amounts are included in revenue during the three months ended March 31, 2007 and 2006. The Company charges Emdeon rates comparable to those charged to third parties for similar products and services.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the allocations reflected in the Company’s consolidated financial statements:

	Three Months Ended March 31,
	2007	2006

Charges from the Company to Emdeon:
Intercompany revenue	$63	$83
Charges from Emdeon to the Company:
Corporate services — shared services allocation	804	839
Healthcare expense	1,382	877
Stock-based compensation expense	911	1,965

4.	Business Combinations

2006 Acquisitions

On December 15, 2006, the Company acquired all of the outstanding limited liability company interests of Subimo, LLC (“Subimo”), a privately held provider of healthcare decision support applications to large employers, health plans and financial institutions. The total purchase consideration for Subimo was approximately $59,320, comprised of $32,820 in cash, net of cash acquired, $26,000 of WebMD Class A Common Stock and $500 of estimated acquisition costs. Pursuant to the terms of the purchase agreement, the Company deferred the issuance of the $26,000 of equity, equal to 640,930 shares of Class A common stock (the “Deferred Shares”), until December 2008. A portion of these shares may be further deferred until December 2010 subject to certain conditions. If the Deferred Shares have a market value that is less than $24.34 per share in December 2008, then the Company will pay additional consideration equal to this shortfall, either in the form of Class A common shares or cash, in its sole discretion. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $47,915 and intangible assets subject to amortization of $11,300 were recorded. The goodwill and intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $9,000 relating to customer relationships with estimated useful lives of twelve years and $2,300 relating to acquired technology with an estimated useful life of three years. The results of operations of Subimo have been included in the financial statements of the Company from December 15, 2006, the closing date of the acquisition, and are included in the Online Services segment.

On September 11, 2006, the Company acquired the interactive medical education, promotion and physician recruitment businesses of Medsite, Inc. (“Medsite”). Medsite provides e-detailing services for pharmaceutical, medical device and healthcare companies, including program development, targeted recruitment and online distribution and delivery. In addition, Medsite provides educational programs to physicians. The total purchase consideration for Medsite was approximately $31,467, comprised of $30,682 in cash, net of cash acquired, and $785 of estimated acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $34,248 and intangible assets subject to amortization of $9,000 were recorded. The goodwill and intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $4,000 relating to customer relationships with estimated useful lives of twelve years, $2,000 relating to a trade name with an estimated useful life of ten years, $2,000 relating to content with an estimated useful life of five years and $1,000 relating to acquired technology with an estimated useful life of three years. The results of operations of Medsite have been

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in the financial statements of the Company from September 11, 2006, the closing date of the acquisition, and are included in the Online Services segment.

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

On January 17, 2006, the Company acquired eMedicine.com, Inc. (“eMedicine”), a privately held online publisher of medical reference information for physicians and other healthcare professionals. The total purchase consideration for eMedicine was approximately $25,195, comprised of $24,495 in cash, net of cash acquired, and $700 of estimated acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $20,704 and an intangible asset subject to amortization of $6,390 were recorded. The goodwill and intangible asset recorded will not be deductible for tax purposes. The intangible assets recorded were $4,300 relating to content with an estimated useful life of three years, $1,000 relating to acquired technology with an estimated useful life of three years, $790 relating to a trade name with an estimated useful life of ten years and $300 relating to customer relationships with estimated useful lives of ten years. The results of operations of eMedicine have been included in the financial statements of the Company from January 17, 2006, the closing date of the acquisition, and are included in the Online Services segment.

Condensed Balance Sheet Data

The following table summarizes the tangible and intangible assets acquired, the liabilities assumed and the consideration paid for each acquisition:

	Subimo	Medsite	Summex	eMedicine

Accounts receivable	$1,725	$2,469	$1,064	$1,717
Deferred revenue	(6,900)	(13,124)	(1,173)	(2,612)
Other tangible assets (liabilities), net	5,280	(1,126)	(47)	(1,004)
Intangible assets	11,300	9,000	10,200	6,390
Goodwill	47,915	34,248	20,147	20,704

Total purchase price	$59,320	$31,467	$30,191	$25,195

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unaudited Pro Forma Information

The following unaudited pro forma financial information for the three months ended March 31, 2006 gives effect to the acquisitions of Subimo, Medsite, Summex, and eMedicine, including the amortization of intangible assets, as if they had all occurred on January 1, 2006. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated at the date indicated, nor is it necessarily indicative of future operating results of the combined companies, and should not be construed as representative of these results for any future period.

Three Months Ended
March 31,
2006

Revenue	$57,945
Net loss	$(6,587)
Net loss per common share:

Basic and diluted	$(0.12)

5.	Significant Transactions

America Online, Inc.

In May 2001, Emdeon entered into an agreement for a strategic alliance with Time Warner, Inc. (“Time Warner”). Under the agreement, the Company was the primary provider of healthcare content, tools and services for use on certain America Online (“AOL”) properties. The Company and AOL shared certain revenue from advertising, commerce and programming on the health channels of the AOL properties and on a co-branded service created for AOL by the Company. The original term of the agreement was for three years expiring in May 2004. The Company had the right to extend the original agreement for an additional three-year term under certain circumstances. The Company exercised its right to extend the contract term until May 1, 2007. Under the terms of the extension, the Company was entitled to share in revenue and was guaranteed a minimum of $12,000 during each year of the renewal term for its share of advertising revenue. Included in revenue was $1,876 and $1,753 during the three months ended March 31, 2007 and 2006, respectively, related to sales to third parties of advertising and sponsorship on the AOL health channels, primarily sold through the Company’s sales organization. Also included in revenue for the three months ended March 31, 2007 and 2006 was revenue of $1,304 and $1,555, respectively, related to the guarantee discussed above.

Fidelity Human Resources Services Company LLC

In 2004, the Company entered into an agreement with Fidelity Human Resources Services Company LLC (“FHRS”) to integrate the Company’s private portals product into the services FHRS provides to its clients. FHRS provides human resources administration and benefits administration services to employers. The Company recorded revenue of $2,496 and $1,627 during the three months ended March 31, 2007 and 2006, respectively. Included in accounts receivable as of March 31, 2007 was $3,806 related to the FHRS agreement.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest, enroll in interactive courses and participate in online communities with peers and experts. The Company’s public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (“CME”) credit and communicate with peers. The Company’s private portals enable employers and health plans to provide their employees and plan members with access to personalized health and benefit information and decision-support technology that helps them make more informed benefit, provider and treatment choices. The Company provides related services for use by such employees and members, including lifestyle education and personalized telephonic health coaching as a result of the acquisition of Summex on June 13, 2006. The Company also provides promotion and physician recruitment services for use by pharmaceutical, medical device and healthcare companies as a result of the acquisition of Medsite on September 11, 2006

•	Publishing and Other Services. The Company publishes medical reference textbooks; The Little Blue Book, a physician directory; and, since 2005, WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms. As a result of the acquisition of Conceptis, the Company conducted in-person medical education from December 2005 through December 31, 2006, the date at which it no longer provided this service.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for each of the Company’s operating segments and a reconciliation to net income (loss) are presented below:

	Three Months Ended
	March 31,
	2007	2006

Revenue
Online Services:
Advertising and sponsorship	$47,421	$32,760
Licensing	20,115	11,442
Content syndication and other	884	876

Total Online Services	68,420	45,078
Publishing and Other Services	4,542	4,973

	$72,962	$50,051

Earnings (loss) before interest, taxes, depreciation, amortization and other non-cash items
Online Services	$12,992	$7,861
Publishing and Other Services	(385)	(1,334)

	12,607	6,527
Interest, taxes, depreciation, amortization and other non-cash items
Interest income	1,985	1,448
Depreciation and amortization	(5,993)	(3,529)
Non-cash advertising	(2,320)	(1,605)
Non-cash stock-based compensation	(5,363)	(7,008)
Income tax (provision) benefit	(210)	1,108

Net income (loss)	$706	$(3,059)

7.	Fair Value of Financial Instruments

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

	March 31, 2007		December 31, 2006
	Cost Basis	Fair Value	Cost Basis	Fair Value

Cash and cash equivalents	$182,124	$182,124	$44,660	$44,660
Short-term investments	30,000	30,000	9,490	9,490

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and estimated fair value by maturity of securities are shown in the following table:

	Cost or
	Amortized
	Cost	Fair Value

Due in one year or less	$30,000	$30,000

8.	Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive loss includes certain changes in equity that are excluded from net loss, such as changes in unrealized losses on available-for-sale marketable securities. The following table presents the components of comprehensive income (loss):

	Three Months Ended March 31,
	2007	2006

Unrealized losses on securities	$—	$(66)

Other comprehensive income (loss)	—	(66)
Net income (loss)	706	(3,059)

Comprehensive income (loss)	$706	$(3,125)

9.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2006 and the three months ended March 31, 2007 are as follows:

		Publishing
	Online	and Other
	Services	Services	Total

Balance as of January 1, 2006	89,624	11,045	100,669
Acquisitions during the period	122,782	—	122,782
Purchase price allocations and other adjustments	1,577	—	1,577

Balance as of December 31, 2006	213,983	11,045	225,028
Acquisitions during the period	—	—	—
Purchase price allocations and other adjustments	225	—	225

Balance as of March 31, 2007	214,208	$11,045	$225,253

Intangible assets subject to amortization consist of the following:

	March 31, 2007				December 31, 2006
				Weighted				Weighted
	Gross			Average	Gross			Average
	Carrying	Accumulated		Remaining	Carrying	Accumulated		Remaining
	Amount	Amortization	Net	Useful Life(a)	Amount	Amortization	Net	Useful Life(a)

Content	$16,854	$(9,126)	$7,728	2.5	$16,854	$(7,893)	$8,961	2.6
Customer relationships	28,191	(7,457)	20,734	9.3	28,191	(6,677)	21,514	9.4
Technology and patents	14,967	(7,060)	7,907	2.1	14,967	(6,036)	8,931	2.3
Trade names	7,817	(2,132)	5,685	8.3	7,817	(1,955)	5,862	8.5

Total	$67,829	$(25,775)	$42,054	6.6	$67,829	$(22,561)	$45,268	6.6

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense was $3,214 and $2,438 during the three months ended March 31, 2007 and 2006, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year ending December 31, 2007 (April 1st to December 31st)	$9,633
2008	9,440
2009	6,125
2010	3,053
2011	2,290
Thereafter	11,513

10.	Commitments and Contingencies

In the normal course of business, the Company and its subsidiaries are involved in various other claims and legal proceedings. While the ultimate resolution of these matters, including those discussed in Note 11 to the Consolidated Financial Statements included in the Company’s 2006 Annual Report on Form 10-K under the heading “Legal Proceedings” has yet to be determined, the Company does not believe that their outcomes will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

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

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and is intended to provide an understanding of our results of operations, financial condition and changes in financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of our company and operating segments, a description of certain recent developments, background information on certain trends and a discussion of how seasonal factors may impact the timing of our revenue.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective and often complex judgments in making estimates and assumptions.

•	Transactions with Emdeon. This section describes the services that we receive from Emdeon Corporation (“Emdeon”) and the costs of these services, as well as the fees we charge Emdeon for our services.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

•	Results of Operations and Results of Operations by Operating Segment. These sections provide our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on both a consolidated basis and an operating segment basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of March 31, 2007.

•	Factors That May Affect Our Future Financial Condition or Results of Operations. This section describes circumstances or events that could have a negative effect on our financial condition or results of operations, or that could change, for the worse, existing trends in some or all of our businesses. The factors discussed in this section are in addition to factors that may be described elsewhere in this Quarterly Report.

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

•	Publishing and Other Services. We provide several offline products and services: ACP Medicine and ACS Surgery: Principles of Practice, our medical reference textbooks; The Little Blue Book, a physician directory; and WebMD the Magazine, a consumer-targeted publication launched in early 2005 that we distribute free of charge to physician office waiting rooms. We generate revenue from sales of subscriptions to our medical reference textbooks, sales of The Little Blue Book directories and advertisements in those directories, and sales of advertisements in WebMD the Magazine. We also conducted in-person medical education through December 31, 2006 as a result of the acquisition of the assets of Conceptis Technologies, Inc. (“Conceptis”) in December 2005. Our Publishing and Other Services segment complements our Online Services segment and extends the reach of our brand and our influence among health-involved consumers and clinically-active physicians.

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

Increased Online Marketing and Education Spending for Healthcare Products.  Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating consumers and physicians about them, however, only a small portion of this amount is currently spent on online services. We believe that these companies, which comprise the majority of our advertisers and sponsors, are becoming increasingly aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians, and that this increasing awareness will result in increasing demand for our services.

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

Traffic to the WebMD Health Network.  During the past several years, an increasing portion of the page view traffic to The WebMD Health Network has come from Web sites that we own. However, a portion of the total page view traffic continues to come from Web sites owned by third parties that carry our content (including the AOL division of Time Warner). During the quarter ended March 31, 2007, third party Web sites accounted for approximately 4% of The WebMD Health Network’s aggregate page views. In the past, an even larger percentage of the total page view traffic had come from third party Web sites. Under an agreement between WebMD and the AOL division of Time Warner (“AOL”), which was entered into in May 2001 and expired on May 1, 2007, WebMD provided healthcare content, tools and services for use on certain AOL properties. The monthly unique users and page view traffic from AOL was 3% and 2%, respectively, of the aggregate The WebMD Health Network monthly unique users and page view traffic for the quarter ended March 31, 2007. As a result of the expiration of that agreement, the monthly unique users and page view traffic from AOL will no longer be part of The WebMD Health Network. Additionally, revenues and earnings of approximately $5 million per year related to certain contractual guarantees will also end with the expiration of that agreement.

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

We believe the following reflects our critical accounting policies and our more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements:

•	Revenue Recognition. Revenue from advertising is recognized as advertisements are delivered or as publications are distributed. Revenue from sponsorship arrangements, content syndication and distribution arrangements, and licenses of healthcare management tools and private portals as well as related health coaching services are recognized ratably over the term of the applicable agreement. Revenue from the sponsorship of CME is recognized over the period we substantially complete our contractual deliverables as determined by the applicable agreements. Subscription revenue is recognized over the subscription period. When contractual arrangements contain multiple elements, revenue is allocated to each element based on its relative fair value determined using prices charged when elements are sold separately. In certain instances where fair value does not exist for all the elements, the amount of revenue allocated to the delivered elements equals the total consideration less the fair value of the undelivered elements. In instances where fair value does not exist for the undelivered elements, revenue is recognized when the last element is delivered.

•	Long-Lived Assets. Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill, are amortized over their estimated useful lives, which we determined based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually, and whenever indicators of impairment are present. We use a discounted cash flow approach to determine the fair value of goodwill. There was no impairment of goodwill noted as a result of our impairment testing in 2006.

•	Stock-Based Compensation. In December 2004, the Financial Accounting Standards Board (which we refer to as FASB) issued SFAS No. 123, “(Revised 2004): Share-Based Payment” (which we refer to as SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (which we refer to as SFAS 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. We adopted SFAS 123R on January 1, 2006 and elected to use the modified prospective transition method and as a result, prior period results were not restated. Under the modified prospective method, awards that were granted or modified on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested stock options and restricted stock awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, using the same grant date fair value and same expense attribution method used under SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods.

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

•	Deferred Tax Assets. Our deferred tax assets are comprised primarily of net operating loss carryforwards. At December 31, 2006, we had net operating loss carryforwards of approximately $676,000 on a separate return basis. At December 31, 2006, we had net operating loss carryforwards of $247,000 on a legal entity basis. This reflects the utilization of approximately $430,000 by the Emdeon consolidated group as a result of the sale of certain Emdeon businesses. Subject to certain limitations, these loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. As of March 31, 2007, a valuation allowance has been provided against all net deferred taxes, except for a deferred tax liability originating from business combinations that resulted in tax deductible goodwill. The valuation allowance was established because of the uncertainty of realization of the deferred tax assets due to a lack of sufficient history of generating taxable income. Realization is dependent upon generating sufficient taxable income prior to the expiration of the NOL carryforwards in future periods. Although realization is not currently assured, management evaluates the need for a valuation allowance each quarter, and in the future, should management determine that realization of net deferred tax assets is more likely than not, some or all of the valuation allowance will be reversed and our effective tax rate may be reduced by such reversal.

•	Transactions with Emdeon. As discussed further below, our expenses reflect a services fee for an allocation of costs for corporate services provided by Emdeon. Our expenses also reflect the allocation of a portion of the cost of Emdeon’s healthcare plans and the allocation of stock-based compensation expense related to restricted stock awards and other stock-based compensation. We are included in the consolidated federal tax return filed by Emdeon. In February 2007, we received a reimbursement of $140,000 pursuant to our tax sharing agreement related to our federal tax net operating loss carryforwards utilized by Emdeon in connection with gains related to the sale of certain Emdeon businesses. Additionally, our revenue includes revenue from Emdeon for services we provide.

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

On February 15, 2006, the Tax Sharing Agreement was amended to provide that Emdeon will compensate us for any use of our net operating losses that may result from certain extraordinary transactions, as defined in the Tax Sharing Agreement, including the sales by Emdeon of its Business Services and Practice Services operating segments.

On September 14, 2006, Emdeon completed the sale of Emdeon Practice Services (“EPS”) segment for approximately $565,000 in cash. On November 16, 2006, Emdeon completed the sale of a 52% interest in its Emdeon Business Services (“EBS”) segment for approximately $1,200,000 in cash. Emdeon recognized a taxable gain on the sale of its EPS and EBS segments and expects to utilize a portion of its federal net operating loss (“NOL”) carryforwards to offset the gain on these transactions. Under the tax sharing agreement between Emdeon and us, we were reimbursed for any of our NOL carryforwards utilized by Emdeon in these transactions at the current federal statutory rate of 35%. During February 2007, Emdeon reimbursed us $140,000 as an estimate of the payment required pursuant to the tax sharing agreement with respect to the EPS Sale and the EBS Sale, which amount is subject to adjustment in connection with the filing of the applicable tax returns. This reimbursement was recorded as a capital contribution which increased additional paid-in-capital at December 31, 2006.

Charges from the Company to Emdeon:

Revenue:  We sell certain of our products and services to Emdeon businesses. These amounts are included in revenue during the three months ended March 31, 2007. We charge Emdeon rates comparable to those charged to third parties for similar products and services.

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

The following table summarizes the allocations reflected in our consolidated financial statements:

	Three Months
	Ended
	March 31,
	2007	2006

Charges from the Company to Emdeon:
Intercompany revenue	$63	$83
Charges from Emdeon to the Company:
Corporate services — shared services allocation	804	839
Healthcare expense	1,382	877
Stock-based compensation expense	911	1,965

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

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2007		2006
	$	%	$	%

Revenue	$72,962	100.0	$50,051	100.0
Costs and expenses:
Cost of operations	29,663	40.7	24,710	49.4
Sales and marketing	22,870	31.3	15,537	31.0
General and administrative	15,505	21.3	11,890	23.8
Depreciation and amortization	5,993	8.2	3,529	7.1
Interest income	1,985	2.8	1,448	3.0

Income (loss) before income tax provision (benefit)	916	1.3	(4,167)	(8.3)
Income tax provision (benefit)	210	0.3	(1,108)	(2.2)

Net income (loss)	$706	1.0	$(3,059)	(6.1)

Revenue is derived from our two business segments: Online Services and Publishing and Other Services. Our Online Services segment derives revenue from advertising, sponsorship (including online CME services), content syndication and distribution, and licenses of private online portals to employers, healthcare payers and others. Our Publishing and Other Services segment derives revenue from sales of, and advertising in, our physician directories, subscriptions to our professional medical reference textbooks, and advertisements in WebMD the Magazine. As a result of the acquisition of the assets of Conceptis, we also generated revenue from in-person CME programs in 2006. As of December 31, 2006, these services were no longer offered by WebMD.

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

Our discussions throughout this MD&A reference certain non-cash expenses. The following is a summary of our principal non-cash expenses:

•	Non-cash advertising expense. Expense related to the use of our prepaid advertising inventory that we received from News Corporation in exchange for equity instruments that Emdeon issued in connection with an agreement it entered into with News Corporation in 1999 and subsequently amended in 2000. This non-cash advertising expense is included in cost of operations when we utilize this advertising inventory in conjunction with offline advertising and sponsorship programs and is included in sales and marketing expense when we use the asset for promotion of our brand.

•	Non-cash stock-based compensation expense. Expense related to awards of our restricted Class A Common Stock and awards of employee stock options, as well as awards of restricted Emdeon common stock and awards of Emdeon stock options that have been granted to certain of our employees. Expense also related to shares issued to our non-employee directors. Non-cash stock-based compensation expense is reflected in the same expense captions as the related salary costs of the respective employees.

The following table is a summary of our non-cash expenses included in the respective statements of operations captions.

	Three Months Ended March 31,
	2007	2006

Advertising expense:
Sales and marketing	2,320	1,605

Total advertising expense	2,320	1,605

Stock-based compensation expense:
Cost of operations	1,578	2,317
Sales and marketing	1,258	1,488
General and administrative	2,527	3,203

Total stock-based compensation expense	5,363	7,008

Three Months Ended March 31, 2007 and 2006

The following discussion is a comparison of our results of operations on a consolidated basis for the three months ended March 31, 2007 and 2006.

Revenue

Our total revenue increased 45.8% to $72,962 from $50,051 last year. The acquisitions of Subimo, Medsite and Summex completed in 2006 contributed $9,262 to the increase in revenue for the three months ended March 31, 2007. Online Services accounted for $23,342 of the revenue increase, offset by a decrease of $431 within Publishing and Other Services

Costs and Expenses

Cost of Operations.  Cost of operations increased to $29,663 from $24,710 last year. As a percentage of revenue, cost of operations was 40.7% in 2007, compared to 49.4% in 2006. Included in cost of operations in 2007 was non-cash expense related to stock-based compensation of $1,578 compared to $2,317 in 2006. The decrease in non-cash expenses during the three month period compared to last year were primarily related to graded vesting methodology used in determining stock-based compensation expense relating to the Company’s stock options and restricted stock granted at the time of the initial public offering. Cost of operations excluding non-cash expense was $28,085 or 38.5% of revenue, compared to $22,393 or 44.7% of revenue last year. The increase in absolute dollars was primarily attributable to increases in compensation related costs due to higher staffing levels and outside personnel expenses relating to our Web site operations and development and expenses relating to our acquisitions of Summex, Medsite and Subimo. The decrease as a percentage of revenue was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in cost of operations expense.

Sales and Marketing.  Sales and marketing expense increased to $22,870 from $15,537 last year. As a percentage of revenue, sales and marketing expense was 31.3% in 2007, compared to 31.0% in 2006. Included in sales and marketing expense in 2007 and 2006 was non-cash expense related to advertising of $2,320 and $1,605, respectively, and stock-based compensation of $1,258 and $1,488, respectively. Non-cash advertising expense increased during the three month period ended March 31, 2007 compared to 2006 due to higher utilization of our prepaid advertising inventory. The decrease in non-cash stock-based compensation expense was primarily related to graded vesting methodology used in determining stock-based compensation expense relating to the Company’s stock options and restricted stock granted at the time of the initial public offering. Sales and marketing expense, excluding non-cash expenses, was $19,292 or 26.4% of revenue, compared to $12,444 or 24.9% of revenue last year. The increase in absolute dollars was primarily attributable to an increase in compensation related costs due to increased staffing and sales commissions related to higher revenue and to expenses related to our acquisitions of Summex, Medsite and Subimo. The increase as a percentage of revenue was primarily due to the impact of our acquisitions of Summex, Medsite and Subimo, as well as compensation expense related to the increased staffing discussed above.

General and Administrative.  General and administrative expense increased to $15,505, from $11,890 last year. As a percentage of revenue, general and administrative expense was 21.3% in 2007, compared to 23.8% in 2006. Included in general and administrative expense in 2007 and 2006 was non-cash stock-based compensation expense of $2,527 and $3,203, respectively. The decrease in non-cash stock-based compensation expense was primarily due to graded vesting methodology used in determining stock-based compensation expense relating to the Company’s stock options and restricted stock granted at the time of the initial public offering. General and administrative expense, excluding non-cash expenses, was $12,978 or 17.8% of revenue, compared to $8,687 or 17.4% of revenue last year. The increase in absolute dollars was primarily attributable to an increase in compensation related costs due to increased staffing levels and outside personnel expenses and expenses relating to our acquisitions of Summex, Medsite and Subimo.

Depreciation and Amortization.  Depreciation and amortization expense increased to $5,993 for the three months ended March 31, 2007 from $3,529 in the same period last year. The increase over the prior year period was primarily due to amortization of intangible assets relating to the Subimo, Medsite and Summex acquisitions, as well as the increase in depreciation expense relating to capital expenditures in 2006 and 2007.

Interest Income.  Interest income increased to $1,985 for the three months ended March 31, 2007 from $1,448 in the same period last year. The increase over the prior year period relates to the increased cash available for investment.

Income Tax Provision.  The income tax provision of $210 and benefit of $1,108 for the three months ended March 31, 2007 and 2006, respectively, includes expense and benefits related to federal, state and other jurisdictions including an annual projected deferred tax expense related to a portion of our goodwill that is deductible for tax purposes. The benefit for the three months ended March 31, 2006 relates to the pre-tax loss in the prior year period.

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

The following table presents the results of our operations for each of our operating segments and a reconciliation to net income (loss):

	Three Months Ended
	March 31,
	2007	2006

Revenue
Online Services:
Advertising and sponsorship	$47,421	$32,760
Licensing	20,115	11,442
Content syndication and other	884	876

Total Online Services	68,420	45,078
Publishing and Other Services	4,542	4,973

	$72,962	$50,051

Earnings (loss) before interest, taxes, depreciation, amortization and other non-cash items
Online Services	$12,992	$7,861
Publishing and Other Services	(385)	(1,334)

	12,607	6,527
Interest, taxes, depreciation, amortization and other non-cash items
Interest income	1,985	1,448
Depreciation and amortization	(5,993)	(3,529)
Non-cash advertising	(2,320)	(1,605)
Non-cash stock-based compensation	(5,363)	(7,008)
Income tax (provision) benefit	(210)	1,108

Net income (loss)	$706	$(3,059)

The following discussion is a comparison of the results of operations for our two operating segments for the three months ended March 31, 2007 and 2006.

Online Services.  Revenue was $68,420, an increase of $23,342 or 51.8% from last year. Advertising and sponsorship revenue increased $14,661 or 44.8% compared to last year. The increase in advertising and sponsorship revenue was primarily attributable to an increase in the number of brands and sponsored programs promoted on our sites as well as the acquisition of Medsite in September 2006. The acquisition of Medsite contributed $4,072 of advertising and sponsorship revenue for the three months ended March 31, 2007. Including the Medsite acquisition, the number of such programs grew to approximately 500 compared to approximately 400 last year. Licensing revenue increased $8,673 or 75.8% compared to last year. This increase was due to an increase in the number of companies using our private portal platform to 103 from 80 last year. We also have approximately 150 additional customers who purchase stand alone decision support services from us as a result of the acquisitions completed in 2006. The acquisitions of Summex and Subimo contributed

$5,190 in licensing revenue for the three months ended March 31, 2007. Content syndication and other revenue increased to $884 from $876 last year.

Our Online Services earnings before interest, taxes, depreciation, amortization and other non-cash items was $12,992 or 19.0% of revenue, compared to $7,861 or 17.4% of revenue last year. This increase as a percentage of revenue was primarily due to higher revenue from the increase in number of brands and sponsored programs in our public portals as well as the increase in companies using our private online portal without incurring a proportionate increase in overall expenses.

Publishing and Other Services.  Revenue was $4,542 compared to $4,973 last year. The decrease was primarily attributable to the Company’s decision to discontinue offline CME products.

Our Publishing and Other Services loss before interest, taxes, depreciation, amortization and other non-cash items was $385 compared to $1,334 last year. This change was primarily attributable to a change in mix of revenues to higher margin products compared to last year.

Liquidity and Capital Resources

As of March 31, 2007, we had $212,124 of cash and cash equivalents and short-term investments. Our working capital as of March 31, 2007 was $198,495. Our working capital is affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities during the three months ended March 31, 2007 was $13,021, primarily as a result of net income of $706, adjusted for non-cash expenses of $13,754, which included depreciation and amortization, non-cash advertising expense, deferred income taxes and non-cash stock-based compensation expense. Additionally, changes in working capital utilized cash flow of $1,439, primarily due to a decrease in accrued expenses and other long-term liabilities of $11,545, partially offset by an increase in deferred revenue of $7,716 and a decrease in accounts receivable of $2,185. Cash provided by operating activities during the three months ended March 31, 2006 was $12,277, primarily as a result of net loss of $3,059, adjusted for non-cash expenses of $13,250, which included depreciation and amortization, non-cash advertising expense, deferred income taxes and non-cash stock-based compensation expense. Additionally, changes in working capital provided cash flow of $4,302, primarily due to an increase in deferred revenue of $9,784 and a decrease in accounts receivable of $4,048, partially offset by a decrease in accrued expenses and other long-term liabilities of $5,287 and amounts due to Emdeon of $2,521.

Cash used in investing activities during the three months ended March 31, 2007 was $25,272 which primarily related to net purchases of available-for-sale securities of $20,510 and investments in property and equipment of $4,762 primarily to enhance our technology platform. Cash used in investing activities during the three months ended March 31, 2006 was $49,634, which primarily related to net purchases of available-for-sale securities of $16,000, the acquisition of eMedicine and investments in property and equipment primarily to enhance our technology platform.

Cash provided by financing activities during the three months ended March 31, 2007 principally related to net cash transfers with Emdeon of $145,257, which included $140,000 received from Emdeon related to the utilization of the Company’s net operating losses, and proceeds from the issuance of common stock of $4,458.

Potential future cash commitments include our anticipated 2007 capital expenditure requirements for the full year which we currently estimate at approximately $15,000 to $20,000. Our anticipated capital expenditures relate to improvements that will be deployed across our public and private portal web sites in order to enable us to service future growth in unique users, page views and private portal customers, as well as to create new sponsorship areas for our customers.

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

Many of our competitors have greater financial, technical, product development, marketing and other resources than we do. These organizations may be better known than we are and have more customers or users than we do. We cannot provide assurance that we will be able to compete successfully against these organizations or any alliances they have formed or may form. Since there are no substantial barriers to entry into the markets in which our public portals participate, we expect that competitors will continue to enter these markets. For more information about the competition we face, see “Business — Competition” in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

For more information regarding the risks that healthcare regulation creates for our businesses, see “Business — Government Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Government regulation of the Internet could adversely affect our business

The Internet and its associated technologies are subject to government regulation. Our failure, or the failure of our business partners or third-party providers, to accurately anticipate the application of laws and regulations affecting our products and services and the manner in which we deliver them, or any other failure to comply with such laws and regulations, could create liability for us, result in adverse publicity and negatively affect our business. In addition, new laws and regulations, or new interpretations of existing laws and regulations, may be adopted with respect to the Internet or other online services covering user privacy, patient confidentiality, consumer protection and other issues, including pricing, content, copyrights and patents, distribution and characteristics and quality of products and services. We cannot predict whether these laws or regulations will change or how such changes will affect our business. For more information regarding government regulation of the Internet to which we are or may be subject, see “Business — Government Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Failure to maintain our CME accreditation could adversely affect our ability to provide online CME offerings

Our CME activities are planned and implemented in accordance with the Essential Areas and Policies of the Accreditation Council for Continuing Medical Education, or ACCME, which oversees providers of CME credit, and other applicable accreditation standards. In September 2004, ACCME revised its standards for commercial support of CME. The revised standards are intended to ensure, among other things, that CME activities of ACCME- accredited providers are independent of providers of healthcare goods and services that fund the development of CME. ACCME required accredited providers to implement these standards by May 2005. Implementation has required additional disclosures to CME participants about those in a position to influence content and other adjustments to the management and operations of our CME programs. We believe we have modified our procedures as appropriate to meet the revised standards. However, we cannot be certain whether these adjustments will ensure that we meet these standards or predict whether ACCME may impose additional requirements.

If ACCME concludes that we have not met its revised standards relating to CME, we would not be permitted to offer accredited ACCME activities to physicians and other healthcare professionals, and we may be required, instead, to use third parties to accredit such CME-related services on Medscape from WebMD. In addition, any failure to maintain our status as an accredited ACCME provider as a result of a failure to comply with existing or additional ACCME standards or other requirements could discourage potential sponsors from engaging in CME or education related activities with us, which could have a material adverse effect on our business.

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

We are included in Emdeon’s consolidated tax return and, as a result, both we and Emdeon may use each other’s net operating loss carryforwards

Due to provisions of the U.S. Internal Revenue Code and applicable Treasury regulations relating to the manner and order in which net operating loss carryforwards are utilized when filing consolidated tax returns, a portion of our net operating loss carryforwards may be required to be utilized by Emdeon before Emdeon would be permitted to utilize its own net operating loss carryforwards. Correspondingly, in some situations, such as where Emdeon’s net operating loss carryforwards were generated first, we may be required to utilize a portion of Emdeon’s net operating loss carryforwards before we would have to utilize our own net operating loss carryforwards. Under our tax sharing agreement with Emdeon, neither we nor Emdeon is obligated to reimburse the other for the tax savings attributable to the utilization of the other party’s net operating loss carryforwards, except that Emdeon has agreed to compensate us for any use of our net operating losses that may result from certain extraordinary transactions, including the sales in 2006 of its Business Services and Practice Services operating segments. Accordingly, although we may obtain a benefit if we are required to utilize Emdeon’s net operating loss carryforwards, we may suffer a detriment to the extent that Emdeon is required to utilize our net operating loss carryforwards. The amount of each of our and Emdeon’s net operating loss carryforwards that ultimately could be utilized by the other party will depend on the timing and amount of taxable income earned by us and Emdeon in the future, which we are unable to predict. Correspondingly, we are not able to predict whether we or Emdeon will be able to utilize our respective net operating loss carryforwards before they expire or whether there will be a net benefit to Emdeon or to us.

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

Principal amounts expected to mature are $30.0 million during 2007.

We have not utilized derivative financial instruments in our investment portfolio.

ITEM 4.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2007. We identified a material weakness in our internal control over financial reporting with respect to accounting for income taxes relating to the treatment of tax deductible goodwill in the determination of the deferred tax asset valuation allowance. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of March 31, 2007.

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

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in WebMD’s internal control over financial reporting occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

During the three months ended March 31, 2007, 5,158 shares were withheld from WebMD Restricted Stock that vested on January 17, 2007 and on March 27, 2007, in order to satisfy withholding tax requirements related to the vesting of the awards. The value of these shares was determined based on $43.84 per share and $51.48 per share, the closing fair market value of our Class A common stock on January 17, 2007 and March 27, 2007, respectively. These were the only repurchases of equity securities made by us during the three months ended March 31, 2007. We do not have a repurchase program.

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