Form 10-Q/A
period 2007-03-31
WebMD Health Corp.
filed 2007-05-29
CIK 1326583

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

EXPLANATORY NOTE

This Amendment No. 1 is being filed to correct the text of Paragraph 4 of Exhibits 31.1 and 31.2 of this Quarterly Report. The manually signed copies of Exhibits 31.1 and 31.2 included all required text; however, the copies of those Exhibits originally filed with the Quarterly Report inadvertently omitted parts of Paragraph 4. No other change is being made by this Amendment No. 1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WebMD Health Corp.

By:	/s/ Anthony Vuolo
Anthony Vuolo
Executive Vice President and
Chief Financial Officer

Date: May 29, 2007

3