Form 10-Q
period 2007-06-30
WebMD Health Corp.
filed 2007-08-09
CIK 1326583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

Yes ☐     No ☑

As of August 6, 2007, the Registrant had 9,038,801 shares of Class A Common Stock (including unvested shares of restricted WebMD Class A Common Stock) and 48,100,000 shares of Class B Common Stock outstanding.

WEBMD HEALTH CORP.

QUARTERLY REPORT ON FORM 10-Q
For the period ended June 30, 2007

WebMD®, WebMD Health®, Medscape®, CME Circle®, eMedicine®, MedicineNet®, theheart.org®, RxList®, The Little Blue Booktm, Subimo ®, Summex® and Medsite® are among the trademarks of WebMD Health Corp. or its subsidiaries.

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

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$213,357	$44,660
Short-term investments	26,900	9,490
Accounts receivable, net of allowance for doubtful accounts of $1,344 at June 30, 2007 and $956 at December 31, 2006	81,933	89,652
Current portion of prepaid advertising	2,363	2,656
Due from HLTH	—	143,153
Other current assets	5,232	5,360

Total current assets	329,785	294,971
Property and equipment, net	48,071	44,709
Prepaid advertising	7,433	9,459
Goodwill	221,356	225,028
Intangible assets, net	42,835	45,268
Other assets	499	530

	$649,979	$619,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$24,459	$32,846
Deferred revenue	88,251	77,731
Due to HLTH	4,259	—

Total current liabilities	116,969	110,577
Deferred tax liability	5,944	5,367
Other long-term liabilities	9,655	7,912
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value per share, 500,000,000 shares authorized; 8,599,482 shares issued and outstanding at June 30, 2007 and 8,337,846 shares issued and outstanding at December 31, 2006	86	83
Class B Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 48,100,000 shares issued and outstanding at June 30, 2007 and December 31, 2006	481	481
Additional paid-in capital	500,797	485,594
Retained earnings	16,047	9,951

Total stockholders’ equity	517,411	496,109

	$649,979	$619,965

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue	$78,479	$56,612	$151,441	$106,663
Costs and expenses:
Cost of operations	29,956	25,716	59,619	50,426
Sales and marketing	21,929	16,932	44,799	32,469
General and administrative	15,981	12,565	31,486	24,455
Depreciation and amortization	6,942	4,013	12,935	7,542
Interest income	3,051	1,468	5,036	2,916

Income (loss) before income tax provision	6,722	(1,146)	7,638	(5,313)
Income tax provision (benefit)	1,332	(293)	1,542	(1,401)

Net income (loss)	$5,390	$(853)	$6,096	$(3,912)

Net income (loss) per common share:
Basic	$0.09	$(0.02)	$0.11	$(0.07)

Diluted	$0.09	$(0.02)	$0.10	$(0.07)

Weighted-average shares outstanding used in computing net income (loss) per common share:
Basic	57,071	56,054	57,023	56,054

Diluted	59,748	56,054	59,689	56,054

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$6,096	$(3,912)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,935	7,542
Non-cash advertising	2,320	2,794
Non-cash stock-based compensation	9,905	14,019
Deferred income taxes	577	(1,413)
Changes in operating assets and liabilities:
Accounts receivable	7,719	4,221
Other assets	(44)	(2,945)
Accrued expenses and other long-term liabilities	(7,271)	(1,364)
Due to (from) HLTH	2,136	(667)
Deferred revenue	10,519	9,984

Net cash provided by operating activities	44,892	28,259
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	95,256	171,000
Purchases of available-for-sale securities	(112,667)	(192,000)
Purchases of property and equipment	(9,764)	(12,775)
Cash paid in business combinations, net of cash acquired	—	(65,568)

Net cash used in investing activities	(27,175)	(99,343)
Cash flows from financing activities:
Proceeds from issuance of common stock	5,723	—
Net cash transfers with HLTH	145,257	—

Net cash provided by financing activities	150,980	—

Net increase (decrease) in cash and cash equivalents	168,697	(71,084)
Cash and cash equivalents at beginning of period	44,660	75,704

Cash and cash equivalents at end of period	$213,357	$4,620

See accompanying notes.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, unaudited)

1.	Summary of Significant Accounting Policies

Background and Basis of Presentation

WebMD Health Corp. (the “Company”) is a Delaware corporation that was incorporated on May 3, 2005. The Company completed an initial public offering (“IPO”) of Class A Common Stock on September 28, 2005. The Company’s Class A Common Stock has traded on the Nasdaq National Market under the symbol “WBMD” since September 29, 2005 and now trades on the Nasdaq Global Select Market. Prior to the date of the IPO, the Company was a wholly-owned subsidiary of HLTH Corporation (“HLTH”) and its consolidated financial statements had been derived from the consolidated financial statements and accounting records of HLTH, principally representing the WebMD segment, using the historical results of operations, and historical basis of assets and liabilities of the WebMD related businesses. Since the completion of the IPO, the Company is a majority-owned subsidiary of HLTH, which currently owns 84.2% of the equity of the Company. The Company’s Class A Common Stock has one vote per share, while the Company’s Class B Common Stock has five votes per share. As a result, the Company’s Class B Common Stock owned by HLTH represented, as of June 30, 2007, 96.4% of the combined voting power of the Company’s outstanding Common Stock.

The Company’s consolidated financial statements for the three and six months ended June 30, 2006 have been restated to correct the previously reported income tax provision. The restatement is more fully described in Note 12, “Restatement of Consolidated Financial Statements” in the Company’s consolidated financial statements and notes for the quarter ended June 30, 2006 which are included in the Company’s Quarterly Report on Form 10-Q, as amended, for that quarter.

Transactions between the Company and HLTH have been identified in these notes to the consolidated financial statements as Transactions with HLTH (see Note 3).

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the operating results to be expected for any subsequent period or for the entire year ending December 31, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

The unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2006, as amended to discuss the restatement discussed above, which are included in the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

Seasonality

The timing of the Company’s revenue is affected by seasonal factors. Advertising and sponsorship revenue within the Online Services segment are seasonal, primarily as a result of the annual budget approval process of the advertising and sponsorship clients of the public portals. This portion of the Company’s revenue is usually the lowest in the first quarter of each calendar year, and increases during each consecutive quarter throughout the year. The Company’s private portal licensing revenue is historically highest in the second half of the year as new customers are typically added during this period in conjunction with their annual open enrollment periods for employee benefits. Finally, the annual distribution cycle within the Publishing and

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Services segment results in a significant portion of the Company’s revenue in this segment being recognized in the second and third quarters of each calendar year.

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities and disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect: revenue recognition, the allowance for doubtful accounts, the carrying value of prepaid advertising, the carrying value of long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets (excluding goodwill), the carrying value, capitalization and amortization of software and Web site development costs, the provision for income taxes and related deferred tax accounts, certain accrued expenses and contingencies, share-based compensation to employees and transactions with HLTH.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Numerator:
Net income (loss)	$5,390	$(853)	$6,096	$(3,912)

Denominator: (shares in thousands)
Weighted-average shares — Basic	57,071	56,054	57,023	56,054
Employee stock options and restricted stock	2,677	—	2,666	—

Adjusted weighted-average shares after assumed conversions — Diluted	59,748	56,054	59,689	56,054

Net income (loss) per common share:
Basic	$0.09	$(0.02)	$0.11	$(0.07)

Diluted	$0.09	$(0.02)	$0.10	$(0.07)

Included in basic and diluted shares for the three and six months ended June 30, 2007 is the impact of shares to be issued pursuant to the purchase agreement of Subimo, LLC (see Note 4 — Business Combinations). The Company deferred the issuance of 640,930 shares of Class A common stock (“Deferred Shares”)

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

until December 2008. Issuance of a portion of these shares may be further deferred until December 2010 subject to certain conditions. A maximum of 246,508 of the Deferred Shares may be used to settle any outstanding claims or warranties the Company may have against the seller. For purposes of calculating basic net income per share, the impact of 394,422 shares representing the non-contingent portion of the Deferred Shares was included. For purposes of calculating diluted net income per share, the impact of all of the 640,930 Deferred Shares was included.

The Company has excluded certain outstanding stock options from the calculation of diluted income (loss) per common share because such securities were anti-dilutive during the periods presented. The total number of shares excluded from the calculation of diluted income (loss) per share was 1,252,390 and 1,285,402 for the three and six months ended June 30, 2007, respectively, and 5,285,423 and 5,233,631 for the three and six months ended June 30, 2006, respectively.

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

The Company has elected to reflect interest and penalties related to uncertain tax positions as part of the income tax provision in the accompanying consolidated statements of operations.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has various stock compensation plans under which directors, officers and other eligible employees receive awards of options to purchase the Company’s Class A Common Stock and HLTH Common Stock and restricted shares of the Company’s Class A Common Stock and HLTH’s Common Stock. The following sections of this note summarize the activity for each of these plans.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

HLTH Plans

HLTH had an aggregate of 5,695,389 shares of HLTH Common Stock available for future grants to all of HLTH employees under various stock compensation plans (the “HLTH Plans”) at June 30, 2007.

Stock Options

Generally, options under the HLTH Plans vest and become exercisable ratably over a three- to five-year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The majority of options granted under the HLTH Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of HLTH’s Common Stock on the date of grant. The following table summarizes activity for the HLTH Plans relating to the Company’s employees during the six months ended June 30, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Shares	per Share	(In Years)	Value(1)

Outstanding at January 1, 2007	14,865,256	$12.68
Granted	—	—
Exercised	(3,893,782)	11.38
Forfeited	(699,572)	8.72
Net transfers from HLTH	10,347	14.34

Outstanding at June 30, 2007	10,282,249	$13.45	4.3	$30,762

Vested and exercisable at the end of the period	8,435,822	$14.51	3.7	$20,759

(1)	The aggregate intrinsic value is based on the market price of HLTH’s Common Stock on June 29, 2007, the last trading day in June, which was $14.01, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on June 29, 2007.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility is based on implied volatility from traded options of HLTH’s Common Stock combined with historical volatility of HLTH’s Common Stock. Prior to January 1, 2006, only historical volatility was considered. The expected term represents the period of time that options are expected to be outstanding following their grant date, and was determined using historical exercise data. The risk-free rate is based on the U.S. Treasury yield curve for periods equal to the expected term of the options on the grant date.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards

HLTH Restricted Stock consists of shares of HLTH Common Stock which have been awarded to the Company’s employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee until they vest. Generally, HLTH Restricted Stock awards vest ratably over a three to five year period based on their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity of non-vested HLTH Restricted Stock relating to the Company’s employees during the six months ended June 30, 2007:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Beginning balance at January 1, 2007	202,414	$8.92
Granted	—	—
Vested	(125,510)	8.59
Forfeited	(75,237)	9.51
Net transfers from HLTH	6,250	11.74

Ending balance at June 30, 2007	7,917	$10.79

Proceeds received by HLTH from the exercise of options to purchase HLTH Common Stock were $21,662 and $44,319 during the three and six months ended June 30, 2007, respectively, and $3,610 and $7,932 during the three and six months ended June 30, 2006, respectively. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of HLTH Restricted Stock that vested was $4,998 and $15,202 during the three and six months ended June 30, 2007, respectively, and $2,077 and $6,334 during the three and six months ended June 30, 2006, respectively.

WebMD Plans

During September 2005, the Company adopted the 2005 Long-Term Incentive Plan (the “2005 Plan”). In connection with the acquisition of Subimo, LLC in December 2006, the Company adopted the WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (the “Subimo Plan”). The terms of the Subimo Plan are similar to the terms of the 2005 Plan but it has not been approved by the Company’s stockholders. Awards under the Subimo Plan were made on the date of the Company’s acquisition of Subimo, LLC in reliance on the NASDAQ Stock Market exception to shareholder approval for equity grants to new hires. No additional grants will be made under the Subimo Plan. The 2005 Plan and the Subimo Plan are included in all references as the “WebMD Plans.” The maximum number of shares of the Company’s Class A Common Stock that may be subject to options or restricted stock awards under the WebMD Plans is 7,630,574, subject to adjustment in accordance with the terms of the WebMD Plans. The Company had an aggregate of 1,137,204 shares of Class A Common Stock available for grant under the WebMD Plans at June 30, 2007.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

Generally, options under the WebMD Plans vest and become exercisable ratably over a four-year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The options granted under the WebMD Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of the Company’s Class A Common Stock on the date of grant. The following table summarizes activity for the WebMD Plans during the six months ended June 30, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Shares	per Share	(In Years)	Value(1)

Outstanding at January 1, 2007	5,401,783	$23.59
Granted	495,100	48.26
Exercised	(252,404)	22.67
Forfeited	(342,275)	28.48

Outstanding at June 30, 2007	5,302,204	$25.62	8.6	$115,045

Vested and exercisable at the end of the period	669,764	$20.33	8.3	$17,907

(1)	The aggregate intrinsic value is based on the market price of the Company’s Class A Common Stock on June 29, 2007 which was $47.07 less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on June 29, 2007.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model, considering the assumptions noted in the following table. Expected volatility is based on implied volatility from traded options of stock of comparable companies combined with historical stock price volatility of comparable companies. The expected term represents the period of time that options are expected to be outstanding following their grant date, and was determined using historical exercise data. The risk-free rate is based on the U.S. Treasury yield curve for periods equal to the expected term of the options on the grant date.

	Six Months Ended June 30,
	2007	2006

Expected dividend yield	0%	0%
Expected volatility	0.47	0.60
Risk free interest rate	4.73%	4.79%
Expected term (years)	3.36	3.26
Weighted-average fair value of options granted during the period	$18.64	$16.79

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards

The Company’s Restricted Stock consists of shares of the Company’s Class A Common Stock which have been awarded to employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee until they vest. Generally, the Company’s Restricted Stock awards vest ratably over a four year period from their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity of non-vested Company Restricted Stock during the six months ended June 30, 2007:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Beginning balance at January 1, 2007	441,683	$25.49
Granted	31,700	49.78
Vested	(14,487)	39.01
Forfeited	(53,000)	25.24

Ending balance at June 30, 2007	405,896	$26.94

Proceeds received from the exercise of options to purchase the Company’s Class A Common Stock were $1,265 and $5,723 during the three and six months ended June 30, 2007, respectively. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of the Company’s Restricted Stock that vested was $2,045 and $7,088 during the three and six months ended June 30, 2007, respectively, and $11 during the three and six months ended June 30, 2006. There were no exercises of options to purchase the Company’s Class A Common Stock during the three and six months ended June 30, 2006.

Employee Stock Purchase Plan

HLTH’s Employee Stock Purchase Plan (“ESPP”) allows eligible employees of the Company the opportunity to purchase shares of HLTH Common Stock through payroll deductions, up to 15% of a participant’s annual compensation with a maximum of 5,000 shares available per participant during each purchase period. The purchase price of the stock is 85% of the fair market value on the last day of each purchase period. During the three and six months ended June 30, 2007, 22,335 shares of HLTH Common Stock were issued to the Company’s employees under HLTH’s ESPP. During the three and six months ended June 30, 2006, 29,953 shares of HLTH Common Stock were issued to the Company’s employees under HLTH’s ESPP.

Other

In addition, at the time of the IPO and subsequently on the first anniversary, the Company issued shares of its Class A Common Stock to each non-employee director with a value equal to their annual board and committee retainers. The Company recorded $85 of stock-based compensation expense during the three months ended June 30, 2007 and 2006 and $170 during the six months ended June 30, 2007 and 2006 in connection with these issuances.

Additionally, the Company recorded $279 and $536 of stock-based compensation expense during the three and six months ended June 30, 2007 in connection with a stock transferability right for shares required to be issued in connection with the acquisition of Subimo, LLC by the Company.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

HLTH Plans:
Stock options	$657	$1,357	$1,402	$2,938
Restricted stock	(478)	211	(338)	570
WebMD Plans:
Stock options	3,196	4,417	6,619	8,494
Restricted stock	773	913	1,460	1,794
ESPP	30	28	56	53
Other	364	85	706	170

Total stock-based compensation expense	$4,542	$7,011	$9,905	$14,019

Included in:
Cost of operations	$984	$2,432	$2,562	$4,749
Sales and marketing	1,379	1,524	2,637	3,012
General and administrative	2,179	3,055	4,706	6,258

Total stock-based compensation expense	$4,542	$7,011	$9,905	$14,019

Tax benefits attributable to the stock-based compensation expense were only realized in certain states in which the Company does not have operating loss carryforwards because a valuation allowance was maintained for substantially all net deferred tax assets. As of June 30, 2007, $1,315 and $40,897 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 0.59 years and 1.68 years, related to the HLTH Plans and the WebMD Plans, respectively.

3.	Transactions with HLTH

Agreements with HLTH

In connection with the IPO in September 2005, the Company entered into a number of agreements with HLTH governing the future relationship of the companies, including a Services Agreement, a Tax Sharing Agreement and an Indemnity Agreement. These agreements cover a variety of matters, including responsibility for certain liabilities, including tax liabilities, as well as matters related to HLTH providing the Company with administrative services, such as payroll, accounting, tax, employee benefit plan, employee insurance, intellectual property, legal and information processing services.

On January 31, 2006, the Company entered into additional agreements with HLTH in which both parties agreed to support each other’s product development and marketing efforts of specific product lines for agreed upon fees as defined in the agreements. The new agreements cover a term of five years.

On February 15, 2006, the Tax Sharing Agreement was amended to provide that HLTH would compensate the Company for any use of the Company’s net operating losses that result from certain extraordinary transactions, as defined in the Tax Sharing Agreement, including the sale by HLTH of its Business Services and Practice Services operating segments.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 14, 2006, HLTH completed the sale of Emdeon Practice Services (“EPS”) segment for approximately $565,000 in cash. On November 16, 2006, HLTH completed the sale of a 52% interest in its Emdeon Business Services (“EBS”) segment for approximately $1,200,000 in cash. HLTH recognized a taxable gain on the sale of its Emdeon Practice Services and Business Services segments and expects to utilize a portion of its federal net operating loss (“NOL”) carryforwards to offset the gain on these transactions. Under the tax sharing agreement between HLTH and the Company, the Company was reimbursed for any of its NOL carryforwards utilized by HLTH in these transactions at the current federal statutory rate of 35%. In February 2007, HLTH reimbursed the Company $140,000 as an estimate of the payment required pursuant to the tax sharing agreement with respect to the EPS Sale and the EBS Sale which amount is subject to adjustment in connection with the filing of the applicable tax returns. This reimbursement was recorded as a capital contribution which increased additional paid-in-capital at December 31, 2006.

Charges from the Company to HLTH:

Revenue:  The Company sells certain of its products and services to HLTH businesses. These amounts are included in revenue during the three months and six ended June 30, 2007 and 2006. The Company charges HLTH rates comparable to those charged to third parties for similar products and services.

Charges from HLTH to the Company:

Corporate Services:  The Company is charged a services fee (the “Services Fee”) for costs related to corporate services provided by HLTH. The services that HLTH provides include certain administrative services, including payroll, accounting, tax planning and compliance, employee benefit plans, legal matters and information processing. In addition, the Company reimburses HLTH for an allocated portion of certain expenses that HLTH incurs for outside services and similar items, including insurance fees, outside personnel, facilities costs, professional fees, software maintenance fees and telecommunications costs. HLTH has agreed to make the services available to the Company for up to 5 years following the IPO. These expense allocations were determined on a basis that HLTH and the Company consider to be a reasonable assessment of the costs of providing these services, exclusive of any profit margin. The basis the Company and HLTH used to determine these expense allocations required management to make certain judgments and assumptions. These cost allocations are reflected in the table below under the caption “Corporate services — shared services allocation.” The Services Fee is reflected in general and administrative expense within the accompanying consolidated statements of operations.

Healthcare Expense:  The Company is charged for its employees’ participation in HLTH’s healthcare plans. Healthcare expense is charged based on the number of total employees of the Company and reflects HLTH’s average cost of these benefits per employee. Healthcare expense is reflected in the accompanying consolidated statements of operations in the same expense captions as the related salary costs of those employees.

Stock-Based Compensation Expense:  Stock-based compensation expense is related to stock option issuances and restricted stock awards of HLTH’s Common Stock that have been granted to certain employees of the Company. Stock-based compensation expenses are allocated on a specific employee identification basis. The expense is reflected in the accompanying consolidated statements of operations in the same expense captions as the related salary costs of those employees. The allocation of stock-based compensation expense related to HLTH’s Common Stock is recorded as a capital contribution in additional paid-in capital.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the allocations reflected in the Company’s consolidated financial statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Charges from the Company to HLTH:
Intercompany revenue	$63	$146	$125	$291
Charges from HLTH to the Company:
Corporate services — shared services allocation	821	845	1,625	1,684
Healthcare expense	1,420	947	2,802	1,824
Stock-based compensation expense	209	1,596	1,120	3,561

4.	Business Combinations

2006 Acquisitions

On December 15, 2006, the Company acquired all of the outstanding limited liability company interests of Subimo, LLC (“Subimo”), a privately held provider of healthcare decision support applications to large employers, health plans and financial institutions. The total purchase consideration for Subimo was approximately $59,320, comprised of $32,820 in cash, net of cash acquired, $26,000 of WebMD Class A Common Stock and $500 of estimated acquisition costs. Pursuant to the terms of the purchase agreement, the Company deferred the issuance of the $26,000 of equity, equal to 640,930 shares of Class A common stock (the “Deferred Shares”), until December 2008. A portion of these shares may be further deferred until December 2010 subject to certain conditions. If the Deferred Shares have a market value that is less than $24.34 per share in December 2008, then the Company will pay additional consideration equal to this shortfall, either in the form of Class A common shares or cash, in its sole discretion. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $47,494 and intangible assets subject to amortization of $12,300 were recorded. The goodwill and intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $10,000 relating to customer relationships with estimated useful lives of twelve years and $2,300 relating to acquired technology with an estimated useful life of three years. The results of operations of Subimo have been included in the financial statements of the Company from December 15, 2006, the closing date of the acquisition, and are included in the Online Services segment.

On September 11, 2006, the Company acquired the interactive medical education, promotion and physician recruitment businesses of Medsite, Inc. (“Medsite”). Medsite provides e-detailing services for pharmaceutical, medical device and healthcare companies, including program development, targeted recruitment and online distribution and delivery. In addition, Medsite provides educational programs to physicians. The total purchase consideration for Medsite was approximately $31,467, comprised of $30,682 in cash, net of cash acquired, and $785 of estimated acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $31,948 and intangible assets subject to amortization of $11,000 were recorded. The goodwill and intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $6,000 relating to customer relationships with estimated useful lives of twelve years, $2,000 relating to a trade name with an estimated useful life of ten years, $2,000 relating to content with an estimated useful life of four years and $1,000 relating to acquired technology with an estimated useful life of three years. The results of operations of Medsite have been

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in the financial statements of the Company from September 11, 2006, the closing date of the acquisition, and are included in the Online Services segment.

On June 13, 2006, the Company acquired Summex Corporation (“Summex”), a provider of health and wellness programs that include online and offline health risk assessments, lifestyle education and personalized telephonic health coaching. The total purchase consideration for Summex was $30,191, comprised of $29,691 in cash, net of the cash acquired, and $500 of acquisition costs. In addition, the Company has agreed to pay up to an additional $5,000 in cash in June 2008 if certain financial milestones are achieved. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price and intangible asset valuations, goodwill of $19,000 and intangible assets subject to amortization of $11,300 were recorded. The goodwill and intangible assets recorded will not be deductible for tax purposes. The intangible assets are comprised of $6,000 relating to customer relationships with estimated useful lives of eleven years, $2,700 relating to acquired technology with an estimated useful life of three years, $1,100 relating to content with an estimated useful life of four years and $1,500 relating to a trade name with an estimated useful life of ten years. The results of operations of Summex have been included in the financial statements of the Company from June 13, 2006, the closing date of the acquisition, and are included in the Online Services segment.

On January 17, 2006, the Company acquired eMedicine.com, Inc. (“eMedicine”), a privately held online publisher of medical reference information for physicians and other healthcare professionals. The total purchase consideration for eMedicine was approximately $25,195, comprised of $24,495 in cash, net of cash acquired, and $700 of acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price and intangible asset valuation, goodwill of $20,702 and intangible assets subject to amortization of $6,390 were recorded. The goodwill and intangible asset recorded will not be deductible for tax purposes. The intangible assets recorded were $4,300 relating to content with an estimated useful life of three years, $1,000 relating to acquired technology with an estimated useful life of three years, $790 relating to a trade name with an estimated useful life of ten years and $300 relating to customer relationships with estimated useful lives of ten years. The results of operations of eMedicine have been included in the financial statements of the Company from January 17, 2006, the closing date of the acquisition, and are included in the Online Services segment.

Condensed Balance Sheet Data

The following table summarizes the tangible and intangible assets acquired, the liabilities assumed and the consideration paid for each acquisition:

	Subimo	Medsite	Summex	eMedicine

Accounts receivable	$1,725	$2,469	$1,064	$1,717
Deferred revenue	(6,900)	(13,124)	(1,173)	(2,612)
Other tangible assets (liabilities), net	4,701	(826)	—	(1,002)
Intangible assets	12,300	11,000	11,300	6,390
Goodwill	47,494	31,948	19,000	20,702

Total purchase price	$59,320	$31,467	$30,191	$25,195

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unaudited Pro Forma Information

The following unaudited pro forma financial information for the six months ended June 30, 2006 gives effect to the acquisitions of Subimo, Medsite, Summex, and eMedicine, including the amortization of intangible assets, as if they had all occurred on January 1, 2006. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated at the date indicated, nor is it necessarily indicative of future operating results of the combined companies, and should not be construed as representative of these results for any future period.

Six Months Ended
June 30,
2006

Revenue	$121,725
Net loss	$(10,426)
Net loss per common share:

Basic and diluted	$(0.18)

5.	Significant Transactions

America Online, Inc.

In May 2001, HLTH entered into an agreement for a strategic alliance with Time Warner, Inc. (“Time Warner”). Under the agreement, the Company was the primary provider of healthcare content, tools and services for use on certain America Online (“AOL”) properties. The final term of the agreement ended on May 1, 2007. Under the agreement, the Company and AOL shared certain revenue from advertising, commerce and programming on the health channels of the AOL properties and on a co-branded service created for AOL by the Company. The original term of the agreement was for three years expiring in May 2004. The Company had the right to extend the original agreement for an additional three-year term under certain circumstances. The Company exercised its right to extend the contract term until May 1, 2007, when the agreement expired. Under the terms of the extension, the Company was entitled to share in revenue and was guaranteed a minimum of $12,000 during each year of the renewal term for its share of advertising revenue. Included in revenue was $782 and $2,658 during the three and six months ended June 30, 2007, respectively, and $1,936 and $3,689 during the three and six months ended June 30, 2006, respectively, related to sales to third parties of advertising and sponsorship on the AOL health channels, primarily sold through the Company’s sales organization. Also included in revenue for the three and six months ended June 30, 2007 was revenue of $211 and $1,515, respectively, and for the three and six months ended June 30, 2006 was revenue of $1,258 and $2,813, respectively, related to the guarantee described above.

Fidelity Human Resources Services Company LLC

In 2004, the Company entered into an agreement with Fidelity Human Resources Services Company LLC (“FHRS”) to integrate the Company’s private portals product into the services FHRS provides to its clients. FHRS provides human resources administration and benefits administration services to employers. The Company recorded revenue of $2,756 and $5,252 during the three and six months ended June 30, 2007, respectively, and $1,766 and $3,393 during the three and six months ended June 30, 2006, respectively. Included in accounts receivable as of June 30, 2007 was $2,869 related to the FHRS agreement.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for each of the Company’s operating segments and a reconciliation to net income (loss) are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue
Online Services:
Advertising and sponsorship	$52,436	$36,219	$99,857	$68,979
Licensing	19,799	12,304	39,914	23,746
Content syndication and other	653	1,096	1,537	1,972

Total Online Services	72,888	49,619	141,308	94,697
Publishing and Other Services	5,591	6,993	10,133	11,966

	$78,479	$56,612	$151,441	$106,663

Earnings (loss) before interest, taxes, depreciation, amortization and other non-cash items
Online Services	$14,042	$9,006	$27,034	$16,867
Publishing and Other Services	1,113	593	728	(741)

	15,155	9,599	27,762	16,126
Interest, taxes, depreciation, amortization and other non-cash items
Interest income	3,051	1,468	5,036	2,916
Depreciation and amortization	(6,942)	(4,013)	(12,935)	(7,542)
Non-cash advertising	—	(1,189)	(2,320)	(2,794)
Non-cash stock-based compensation	(4,542)	(7,011)	(9,905)	(14,019)
Income tax (provision) benefit	(1,332)	293	(1,542)	1,401

Net income (loss)	$5,390	$(853)	$6,096	$(3,912)

7.	Fair Value of Financial Instruments

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

	June 30, 2007		December 31, 2006
	Cost Basis	Fair Value	Cost Basis	Fair Value

Cash and cash equivalents	$213,357	$213,357	$44,660	$44,660
Short-term investments	26,900	26,900	9,490	9,490

The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prospects of the investee, credit quality and the Company’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The amortized cost and estimated fair value by maturity of securities are shown in the following table:

	Cost or
	Amortized
	Cost	Fair Value

Due in one year or less	$26,900	$26,900

8.	Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss), such as changes in unrealized gains (losses) on available-for-sale marketable securities. The Company recorded $7 of foreign exchange translation adjustment during the three and six months ended June 30, 2006. The following table presents the components of comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Foreign currency translation gains	$—	$7	$—	$7
Unrealized gains (losses) on securities	—	43	—	(23)

Other comprehensive income (loss)	—	50	—	(16)
Net income (loss)	5,390	(853)	6,096	(3,912)

Comprehensive income (loss)	$5,390	$(803)	$6,096	$(3,928)

9.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2006 and the six months ended June 30, 2007 are as follows:

		Publishing
	Online	and Other
	Services	Services	Total

Balance as of January 1, 2006	$89,624	$11,045	$100,669
Acquisitions during the period	122,782	—	122,782
Purchase price allocations and other adjustments	1,577	—	1,577

Balance as of December 31, 2006	213,983	11,045	225,028
Acquisitions during the period	—	—	—
Purchase price allocations and other adjustments	(3,672)	—	(3,672)

Balance as of June 30, 2007	$210,311	$11,045	$221,356

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets subject to amortization consist of the following:

	June 30, 2007				December 31, 2006
				Weighted				Weighted
	Gross			Average	Gross			Average
	Carrying	Accumulated		Remaining	Carrying	Accumulated		Remaining
	Amount	Amortization	Net	Useful Life(a)	Amount	Amortization	Net	Useful Life(a)

Content	$15,954	$(10,315)	$5,639	2.1	$16,854	$(7,893)	$8,961	2.6
Customer relationships	33,191	(8,366)	24,825	9.5	28,191	(6,677)	21,514	9.4
Technology and patents	14,967	(8,083)	6,884	1.9	14,967	(6,036)	8,931	2.3
Trade names	7,817	(2,330)	5,487	8.1	7,817	(1,955)	5,862	8.5

Total	$71,929	$(29,094)	$42,835	7.1	$67,829	$(22,561)	$45,268	6.6

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

Amortization expense was $3,319 and $6,533 during the three and six months ended June 30, 2007, respectively, and $2,596 and $5,034 during the three and six months ended June 30, 2006, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year ending December 31, 2007 (July 1st to December 31st)	$6,521
2008	9,715
2009	6,401
2010	3,337
2011	2,464
Thereafter	14,397

10.	Commitments and Contingencies

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

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and is intended to provide an understanding of our results of operations, financial condition and changes in financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of our company and operating segments, a description of certain recent developments, background information on certain trends and a discussion of how seasonal factors may impact the timing of our revenue.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective and often complex judgments in making estimates and assumptions.

•	Transactions with HLTH. This section describes the services that we receive from HLTH Corporation (“HLTH”) and the costs of these services, as well as the fees we charge HLTH for our services.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

•	Results of Operations and Results of Operations by Operating Segment. These sections provide our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on both a consolidated basis and an operating segment basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of June 30, 2007.

•	Factors That May Affect Our Future Financial Condition or Results of Operations. This section describes circumstances or events that could have a negative effect on our financial condition or results of operations, or that could change, for the worse, existing trends in some or all of our businesses. The factors discussed in this section are in addition to factors that may be described elsewhere in this Quarterly Report.

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

Background Information on Certain Trends and Strategies

Use of the Internet by Consumers and Physicians.  The Internet has emerged as a major communications medium and has already fundamentally changed many sectors of the economy, including the marketing and sales of financial services, travel, and entertainment, among others. The Internet is also changing the healthcare industry and has transformed how consumers and physicians find and utilize healthcare information. As consumers are required to assume greater financial responsibility for rising healthcare costs, the Internet serves as a valuable resource by providing them with immediate access to searchable and dynamic interactive content to check symptoms, assess risks, understand diseases, find providers and evaluate treatment options. The Internet has also become a primary source of information for physicians seeking to improve clinical practice and is growing relative to traditional information sources, such as conferences, meetings and offline journals.

Increased Online Marketing and Education Spending for Healthcare Products.  Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating consumers and physicians about them; however, only a small portion of this amount is currently spent on online services. We believe that these companies, which comprise the majority of our advertisers and sponsors, are becoming increasingly aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians, and this increasing awareness will result in increasing demand for our services.

Changes in Health Plan Design; Health Management Initiatives.  While overall healthcare costs have been rising at a rapid annual rate, employers’ costs of providing healthcare benefits to their employees have been increasing at an even faster rate. In response to these increases, employers are seeking to shift a greater portion of healthcare costs onto their employees and to redefine traditional health benefits. Employers and health plans want to motivate their members and employees to evaluate their healthcare decisions more carefully in order to be more cost-effective. As employers continue to implement high deductible and consumer-directed healthcare plans (referred to as CDHPs) and related Health Savings Accounts (referred to as HSAs) to achieve these goals, we believe that we will be able to attract more employers and health plans to use our private online portals. In addition, health plans and employers have begun to recognize that encouraging the good health of their members and employees not only benefits the members and employees but also has financial benefits for the health plans and employers. Accordingly, many employers and health plans have been enhancing health management programs and taking steps to provide healthcare information and education to employees and members, including through online, telephonic and paper-based services. We believe that we are well positioned to benefit from these trends because our private portals provide the tools and information employees and plan members need in order to make more informed decisions about healthcare provider, benefit and treatment options.

Traffic to the WebMD Health Network.  During the past several years, an increasing portion of the page view traffic to The WebMD Health Network has come from Web sites that we own. However, a portion of the total page view traffic continues to come from Web sites owned by third parties that carry our content. During the quarter ended June 30, 2007, third party Web sites accounted for approximately 4% of The WebMD Health Network’s aggregate page views. In the past, an even larger percentage of the total page view traffic had come from third party Web sites. Under an agreement between WebMD and the AOL division of Time Warner (“AOL”), which was entered into in May 2001 and expired on May 1, 2007, WebMD provided healthcare content, tools and services for use on certain AOL properties. The monthly unique users and page view traffic from AOL was 3% and 1%, respectively, of the aggregate WebMD Health Network monthly unique users and page view traffic for the quarter ended June 30, 2007. As a result of the expiration of that agreement, the monthly unique users and page view traffic from AOL will no longer be part of the WebMD Health Network. Additionally, revenues and earnings of approximately $5 million per year related to certain contractual guarantees also ended with the expiration of that agreement.

Seasonality

The timing of our revenue is affected by seasonal factors. Advertising and sponsorship revenue within our Online Services segment is seasonal, primarily due to the annual budget approval process of the advertising and sponsorship clients of our public portals. This portion of our revenue is usually the lowest in the first quarter of each calendar year, and increases during each consecutive quarter throughout the year. Our private portal licensing revenue is historically higher in the second half of the year as new customers are typically added during this period in conjunction with their annual open enrollment periods for employee benefits. Finally, the annual distribution cycle within our Publishing and Other Services segment results in a significant portion of our revenue in this segment being recognized in the second and third quarters of each calendar year. The timing of revenue in relation to our expenses, much of which do not vary directly with revenue, has an impact on cost of operations, sales and marketing and general and administrative expenses as a percentage of revenue in each calendar quarter.

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

We evaluate our estimates on an ongoing basis, including those related to revenue recognition, the allowance for doubtful accounts, the carrying value of prepaid advertising, the carrying value of long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets (excluding goodwill), the carrying value, capitalization and amortization of software and Web site development costs, the provision for income taxes and related deferred tax accounts, certain accrued expenses and contingencies, share-based compensation to employees and transactions with HLTH.

We believe the following reflects our critical accounting policies and our more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements:

•	Revenue Recognition. Revenue from advertising is recognized as advertisements are delivered or as publications are distributed. Revenue from sponsorship arrangements, content syndication and distribution arrangements, and licenses of healthcare management tools and private portals as well as related health coaching services are recognized ratably over the term of the applicable agreement. Revenue from the sponsorship of CME is recognized over the period we substantially complete our contractual deliverables as determined by the applicable agreements. Subscription revenue is recognized over the subscription period. When contractual arrangements contain multiple elements, revenue is allocated to each element based on its relative fair value determined using prices charged when elements are sold separately. In certain instances where fair value does not exist for all the elements, the amount of revenue allocated to the delivered elements equals the total consideration less the fair value of the undelivered elements. In instances where fair value does not exist for the undelivered elements, revenue is recognized when the last element is delivered.

•	Long-Lived Assets. Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill, are amortized over their estimated useful lives, which we determined based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually, and whenever indicators of impairment are present. We use a discounted cash flow approach to determine the fair value of goodwill. There was no impairment of goodwill noted as a result of our impairment testing in 2006.

•	Stock-Based Compensation. In December 2004, the Financial Accounting Standards Board (which we refer to as FASB) issued SFAS No. 123, “(Revised 2004): Share-Based Payment” (which we refer to as SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (which we refer to as SFAS 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. We adopted SFAS 123R on January 1, 2006 and elected to use the modified prospective transition method and as a result, prior period results were not restated. Under the modified prospective method, awards that were granted or modified on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested stock options and restricted stock awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, using the same grant date fair value and same expense attribution method used under SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in this model are expected dividend yield, expected volatility, risk-free interest rate and expected term. The expected volatility for stock options to purchase HLTH Common Stock is based on implied volatility from traded options of HLTH Common Stock combined with historical volatility of HLTH’s Common Stock. The expected volatility for stock options to purchase our Class A Common Stock is based on implied volatility from traded options of stock of comparable companies combined with historical stock price volatility of comparable companies.

•	Deferred Tax Assets. Our deferred tax assets are comprised primarily of net operating loss carryforwards. At December 31, 2006, we had net operating loss carryforwards of approximately $676,000 on a separate return basis. At December 31, 2006, we had net operating loss carryforwards of $247,000 on a legal entity basis. This reflects the utilization of approximately $430,000 by the HLTH consolidated group as a result of the sale of certain HLTH businesses. Subject to certain limitations, these loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. As of June 30, 2007, a valuation allowance has been provided against all net deferred taxes, except for a deferred tax liability originating from business combinations that resulted in tax deductible goodwill. The valuation allowance was established because of the uncertainty of realization of the deferred tax assets due to a lack of sufficient history of generating taxable income. Realization is dependent upon generating sufficient taxable income prior to the expiration of the NOL carryforwards in future periods. Although realization is not currently assured, management evaluates the need for a valuation allowance each quarter, and in the future, should management determine that realization of net deferred tax assets is more likely than not, some or all of the valuation allowance will be reversed and our effective tax rate may be reduced by such reversal.

•	Transactions with HLTH. As discussed further below, our expenses reflect a services fee for an allocation of costs for corporate services provided by HLTH. Our expenses also reflect the allocation of a portion of the cost of HLTH’s healthcare plans and the allocation of stock-based compensation expense related to restricted stock awards and other stock-based compensation. We are included in the consolidated federal tax return filed by HLTH. In February 2007, we received a reimbursement of $140,000 pursuant to our tax sharing agreement related to our federal tax net operating loss carryforwards utilized by HLTH in connection with gains related to the sale of certain HLTH businesses. Additionally, our revenue includes revenue from HLTH for services we provide.

Transactions with HLTH

Agreements with HLTH

In connection with our IPO in September 2005, we entered into a number of agreements with HLTH governing the future relationship of the companies, including a Services Agreement, a Tax Sharing Agreement and an Indemnity Agreement. These agreements cover a variety of matters, including responsibility for certain liabilities, including tax liabilities, as well as matters related to HLTH providing us with administrative services, such as payroll, accounting, tax, employee benefit plan, employee insurance, intellectual property, legal and information processing services.

On January 31, 2006, we entered into additional agreements with HLTH in which both parties agreed to support each other’s product development and marketing efforts of specific product lines for agreed upon fees as defined in the agreements. The new agreements cover a term of five years.

On February 15, 2006, the Tax Sharing Agreement was amended to provide that HLTH will compensate us for any use of our net operating losses that may result from certain extraordinary transactions, as defined in the Tax Sharing Agreement, including the sales by HLTH of its Business Services and Practice Services operating segments.

On September 14, 2006, HLTH completed the sale of Emdeon Practice Services (“EPS”) segment for approximately $565,000 in cash. On November 16, 2006, HLTH completed the sale of a 52% interest in its Emdeon Business Services (“EBS”) segment for approximately $1,200,000 in cash. HLTH recognized a taxable gain on the sale of its EPS and EBS segments and expects to utilize a portion of its federal net operating loss (“NOL”) carryforwards to offset the gain on these transactions. Under the tax sharing agreement between HLTH and us, we were reimbursed for any of our NOL carryforwards utilized by HLTH in these transactions at the current federal statutory rate of 35%. During February 2007, HLTH reimbursed us $140,000 as an estimate of the payment required pursuant to the tax sharing agreement with respect to the EPS Sale and the EBS Sale, which amount is subject to adjustment in connection with the filing of the applicable tax returns. This reimbursement was recorded as a capital contribution which increased additional paid-in-capital at December 31, 2006.

Charges from the Company to HLTH:

Revenue:  We sell certain of our products and services to HLTH businesses. These amounts are included in revenue during the three and six months ended June 30, 2007. We charge HLTH rates comparable to those charged to third parties for similar products and services.

Charges from HLTH to the Company:

Corporate Services:  We are charged a services fee (the “Services Fee”) for costs related to corporate services provided to us by HLTH. The services that HLTH provides include certain administrative services, including payroll, accounting, tax planning and compliance, employee benefit plans, legal matters and information processing. In addition, we reimburse HLTH for an allocated portion of certain expenses that HLTH incurs for outside services and similar items, including insurance fees, outside personnel, facilities costs, professional fees, software maintenance fees and telecommunications costs. HLTH has agreed to make the services available to us for up to 5 years following the IPO. These expense allocations were determined on a basis that we and HLTH consider to be a reasonable assessment of the cost of providing these services, exclusive of any profit margin. The basis we and HLTH used to determine these expense allocations required management to make certain judgments and assumptions. These cost allocations are reflected in the table below under the caption “Corporate services — shared services allocation.” The Services Fee is reflected in general and administrative expense within our consolidated statements of operations.

Healthcare Expense:  We are charged for our employees’ participation in HLTH’s healthcare plans. Healthcare expense is charged based on the number of our total employees and reflects HLTH’s average cost of these benefits per employee. Healthcare expense is reflected in the accompanying consolidated statements of operations in the same expense captions as the related salary costs of those employees.

Stock-Based Compensation Expense:  Stock-based compensation expense is related to stock option issuances and restricted stock awards of HLTH’s Common Stock that have been granted to certain of our employees. Stock-based compensation expense is allocated on a specific employee identification basis. The expense is reflected in our consolidated statements of operations in the same expense captions as the related salary costs of those employees. The allocation of stock-based compensation expense related to HLTH’s Common Stock is recorded as a capital contribution in additional paid-in capital.

The following table summarizes the allocations reflected in our consolidated financial statements:

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Charges from the Company to HLTH:
Intercompany revenue	$63	$146	$125	$291
Charges from HLTH to the Company:
Corporate services — shared services allocation	821	845	1,625	1,684
Healthcare expense	1,420	947	2,802	1,824
Stock-based compensation expense	209	1,596	1,120	3,561

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

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	$	%	$	%	$	%	$	%

Revenue	$78,479	100.0	$56,612	100.0	$151,441	100.0	$106,663	100.0
Costs and expenses:
Cost of operations	29,956	38.2	25,716	45.4	59,619	39.4	50,426	47.3
Sales and marketing	21,929	27.9	16,932	29.9	44,799	29.6	32,469	30.4
General and administrative	15,981	20.4	12,565	22.2	31,486	20.8	24,455	22.9
Depreciation and amortization	6,942	8.8	4,013	7.1	12,935	8.5	7,542	7.1
Interest income	3,051	3.9	1,468	2.6	5,036	3.3	2,916	2.7

Income (loss) before income tax provision	6,722	8.6	(1,146)	(2.0)	7,638	5.0	(5,313)	(5.0)
Income tax provision (benefit)	1,332	1.7	(293)	(0.5)	1,542	1.0	(1,401)	(1.3)

Net income (loss)	$5,390	6.9	$(853)	(1.5)	$6,096	4.0	$(3,912)	(3.7)

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

Cost of operations consists of costs related to services and products we provide to customers and costs associated with the operation and maintenance of our public and private portals. These costs relate to editorial and production operations, Web site operations, non-capitalized Web site development costs, and costs related to the production and distribution of our publications. These costs consist of expenses related to salaries and related expenses, non-cash stock-based compensation, creating and licensing content, telecommunications, leased properties, printing and distribution, and non-cash advertising expenses.

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

General and administrative expense consists primarily of salaries, non-cash stock-based compensation and other salary-related expenses of administrative, finance, legal, information technology, human resources and executive personnel. These expenses include costs of general insurance and costs of accounting and internal control systems to support our operations and a services fee for our portion of certain expenses shared across all segments of HLTH.

Our discussions throughout this MD&A reference certain non-cash expenses. The following is a summary of our principal non-cash expenses:

•	Non-cash advertising expense. Expense related to the use of our prepaid advertising inventory that we received from News Corporation in exchange for equity instruments that HLTH issued in connection with an agreement it entered into with News Corporation in 1999 and subsequently amended in 2000. This non-cash advertising expense is included in cost of operations when we utilize this advertising inventory in conjunction with offline advertising and sponsorship programs and is included in sales and marketing expense when we use the asset for promotion of our brand.

•	Non-cash stock-based compensation expense. Expense related to awards of our restricted Class A Common Stock and awards of employee stock options, as well as awards of restricted HLTH common stock and awards of HLTH stock options that have been granted to certain of our employees. Expense also related to shares issued to our non-employee directors. Non-cash stock-based compensation expense is reflected in the same expense captions as the related salary costs of the respective employees.

The following table is a summary of our non-cash expenses included in the respective statements of operations captions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Advertising expense:
Sales and marketing	$—	$1,189	$2,320	$2,794

Total advertising expense	$—	$1,189	$2,320	$2,794

Stock-based compensation expense:
Cost of operations	$984	$2,432	$2,562	$4,749
Sales and marketing	1,379	1,524	2,637	3,012
General and administrative	2,179	3,055	4,706	6,258

Total stock-based compensation expense	$4,542	$7,011	$9,905	$14,019

Three and Six Months Ended June 30, 2007 and 2006

The following discussion is a comparison of our results of operations on a consolidated basis for the three and six months ended June 30, 2007 and 2006.

Revenue

Our total revenue increased 38.6% and 42.0% to $78,479 and $151,441 in the three and six months ended June 30, 2007, respectively, from $56,612 and $106,663 during the same periods last year. The acquisitions of Subimo, Medsite and Summex completed in 2006 contributed $9,690 and $18,952 to the increases in revenue for the three and six months ended June 30, 2007. Online Services accounted for $23,269 and $46,611 of the revenue increases for the three and six months ended June 30, 2007, respectively, offset by decreases of $1,402 and $1,833 within Publishing and Other Services for the three and six months ended June 30, 2007, respectively.

Costs and Expenses

Cost of Operations.  Cost of operations increased to $29,956 and $59,619 in the three and six months ended June 30, 2007, respectively, from $25,716 and $50,426 during the same periods last year. As a percentage of revenue, cost of operations were 38.2% and 39.4% in the three and six months ended June 30, 2007, respectively, compared to 45.4% and 47.3% in the same periods last year. Included in cost of operations in 2007 were non-cash expenses related to stock-based compensation of $984 and $2,562 during the three and six months ended June 30, 2007, respectively, compared to $2,432 and $4,749 during the same periods last year. The decrease in non-cash expenses during the three and six month periods compared to the same periods last year were primarily related to the graded vesting methodology used in determining stock-based compensation expense relating to the Company’s stock options and restricted stock granted at the time of the initial public offering. Cost of operations excluding non-cash expense was $28,972 and $57,057 in the three and six months ended June 30, 2007, respectively, or 36.9% and 37.7% of revenue, compared to $23,284 and $45,677, or 41.1% and 42.8% of revenue during the same periods last year. The increase in absolute dollars was primarily attributable to increases in compensation related costs due to higher staffing levels and outside personnel expenses relating to our Web site operations and development and expenses relating to our acquisitions of Summex, Medsite and Subimo. The decrease as a percentage of revenue was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in cost of operations expense.

Sales and Marketing.  Sales and marketing expense increased to $21,929 and $44,799 in the three and six months ended June 30, 2007, respectively, from $16,932 and $32,469 in the same periods last year. As a percentage of revenue, sales and marketing expense was 27.9% and 29.6% for the three and six months ended June 30, 2007, respectively, compared to 29.9% and 30.4% during the same periods last year. Included in sales and marketing expense were non-cash expenses related to advertising of $2,320 in the six months ended June 30, 2007, compared to $1,189 and $2,794 in the three and six months ended June 30, 2006, respectively. There were no non-cash expenses related to advertising in the three months ended June 30, 2007. Non-cash advertising expense decreased during the three and six months ended June 30, 2007 compared to 2006 due to lower utilization of our prepaid advertising inventory. Also included in sales and marketing expense were non-cash expenses related to stock-based compensation of $1,379 and $2,637 in the three and six months ended June 30, 2007, respectively, compared to $1,524 and $3,012 in the same periods last year. The decrease in non-cash stock-based compensation expense was primarily related to the graded vesting methodology used in determining stock-based compensation expense relating to the Company’s stock options and restricted stock granted at the time of the initial public offering. Sales and marketing expense, excluding non-cash expenses, was $20,550 and $39,842 or 26.2% and 26.3% of revenue in the three and six months ended June 30, 2007, respectively, compared to $14,219 and $26,663 or 25.1% and 25.0% of revenue in the same periods last year. The increase in absolute dollars was primarily attributable to an increase in compensation related costs due to increased staffing and sales commissions related to higher revenue and to expenses related to our acquisitions of Summex, Medsite and Subimo. The increase as a percentage of revenue was primarily due to the impact of our acquisitions of Summex, Medsite and Subimo, as well as compensation expense related to the increased staffing discussed above.

General and Administrative.  General and administrative expense increased to $15,981 and $31,486 in the three and six months ended June 30, 2007, respectively, from $12,565 and $24,455 in the same periods last year. As a percentage of revenue, general and administrative expense was 20.4% and 20.8% for the three and six months ended June 30, 2007, respectively, compared to 22.2% and 22.9% during the same periods last year. Included in general and administrative expense during the three and six months ended June 30, 2007 was non-cash stock-based compensation expense of $2,179 and $4,706, respectively, compared to $3,055 and $6,258 in the same periods last year. The decrease in non-cash stock-based compensation expense was primarily due to the graded vesting methodology used in determining stock-based compensation expense relating to the Company’s stock options and restricted stock granted at the time of the initial public offering. General and administrative expense, excluding non-cash expenses, was $13,802 and $26,780 or 17.6% and 17.7% of revenue in the three and six months ended June 30, 2007, respectively, compared to $9,510 and $18,197 or 16.8% and 17.1% of revenue in the same periods last year. The increase in absolute dollars was primarily attributable to an increase in compensation related costs due to increased staffing levels and outside personnel expenses and to expenses relating to our acquisitions of Summex, Medsite and Subimo.

Depreciation and Amortization.  Depreciation and amortization expense increased to $6,942 and $12,935 in the three and six months ended June 30, 2007, respectively, from $4,013 and $7,542 in the same periods last year. The increase over the prior year periods was primarily due to amortization of intangible assets relating to the Subimo, Medsite and Summex acquisitions, as well as the increase in depreciation expense relating to capital expenditures in 2006 and 2007.

Interest Income.  Interest income increased to $3,051 and $5,036 in the three and six months ended June 30, 2007, respectively, from $1,468 and $2,916 in the same periods last year. The increases over the prior year periods relate to the increased cash available for investment.

Income Tax Provision.  The income tax provision of $1,332 and $1,542 for the three and six months ended June 30, 2007, respectively, and income tax benefit of $293 and $1,401 for the three and six months ended June 30, 2006, respectively, include expense and benefits related to federal, state and other jurisdictions including an annual projected deferred tax expense related to a portion of our goodwill that is deductible for tax purposes. The benefit for the three and six months ended June 30, 2006 relate to the pre-tax loss in the prior year period.

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

The following table presents the results of our operations for each of our operating segments and a reconciliation to net income (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue
Online Services:
Advertising and sponsorship	$52,436	$36,219	$99,857	$68,979
Licensing	19,799	12,304	39,914	23,746
Content syndication and other	653	1,096	1,537	1,972

Total Online Services	72,888	49,619	141,308	94,697
Publishing and Other Services	5,591	6,993	10,133	11,966

	$78,479	$56,612	$151,441	$106,663

Earnings (loss) before interest, taxes, depreciation, amortization and other non-cash items
Online Services	$14,042	$9,006	$27,034	$16,867
Publishing and Other Services	1,113	593	728	(741)

	15,155	9,599	27,762	16,126
Interest, taxes, depreciation, amortization and other non-cash items
Interest income	3,051	1,468	5,036	2,916
Depreciation and amortization	(6,942)	(4,013)	(12,935)	(7,542)
Non-cash advertising	—	(1,189)	(2,320)	(2,794)
Non-cash stock-based compensation	(4,542)	(7,011)	(9,905)	(14,019)
Income tax (provision) benefit	(1,332)	293	(1,542)	1,401

Net income (loss)	$5,390	$(853)	$6,096	$(3,912)

The following discussion is a comparison of the results of operations for our two operating segments for the three and six months ended June 30, 2007 and 2006.

Online Services.  Revenues were $72,888 and $141,308 for the three and six month ended June 30, 2007, respectively, an increase of $23,269 and $46,611 or 46.9% and 49.2% from the same periods last year. Advertising and sponsorship revenue increased $16,217 or 44.8% and $30,878 or 44.8% for the three and six months ended June 30, 2007, respectively, compared to the same periods last year. The increase in advertising and sponsorship revenue was primarily attributable to an increase in the number of brands and sponsored programs promoted on our sites as well as the acquisition of Medsite in September 2006. The acquisition of Medsite contributed $5,149 and $9,221 of advertising and sponsorship revenue for the three and six months ended June 30, 2007, respectively. Including the Medsite acquisition, the number of such programs grew to approximately 500 compared to approximately 400 last year. Licensing revenue increased $7,495 or 60.9% and $16,168 or 68.1% for the three and six months ended June 30, 2007, respectively, compared to the same periods last year. This increase was due to an increase in the number of companies using our private portal platform to 108 from 82 last year. We also have approximately 150 additional customers who purchase stand alone decision support services from us as a result of the acquisitions completed in 2006. The acquisitions of Summex and Subimo contributed $4,541 and $9,731 in licensing revenue for the three and six months ended June 30, 2007, respectively. Summex revenue for the three and six months ended June 30, 2006 was $290. Content syndication and other revenue decreased to $653 and $1,537 during the three and six months ended June 30, 2007, respectively, from $1,096 and $1,972 during the same periods last year.

Our Online Services earnings before interest, taxes, depreciation, amortization and other non-cash items was $14,042 and $27,034 for the three and six months ended June 30, 2007, respectively, or 19.3% and 19.1%

of revenue, respectively, compared to $9,006 and $16,867 or 18.2% and 17.8% of revenue in the same periods last year. This increase as a percentage of revenue was primarily due to higher revenue from the increase in the number of brands and sponsored programs in our public portals as well as the increase in companies using our private online portal without incurring a proportionate increase in overall expenses.

Publishing and Other Services.  Revenues were $5,591 and $10,133 during the three and six months ended June 30, 2007, respectively, compared to $6,993 and $11,966 in the same periods last year. The decrease was primarily attributable to the Company’s discontinuance of its offline CME products which contributed $1,700 and $3,148 for the three and six months ended June 30, 2006, respectively.

Our Publishing and Other Services earnings (loss) before interest, taxes, depreciation, amortization and other non-cash items was $1,113 and $728 during the three and six months ended June 30, 2007, compared to $593 and ($741) during the same periods last year. These changes were primarily attributable to a change in the mix of revenues to higher margin products compared to the same periods last year.

Liquidity and Capital Resources

As of June 30, 2007, we had $240,257 of cash and cash equivalents and short-term investments. Our working capital as of June 30, 2007 was $212,816. Our working capital is affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities during the six months ended June 30, 2007 was $44,892, primarily as a result of net income of $6,096, adjusted for non-cash expenses of $25,737, which included depreciation and amortization, non-cash advertising expense, deferred income taxes and non-cash stock-based compensation expense. Additionally, changes in working capital provided cash flow of $13,059, primarily due to a decrease in accounts receivable of $7,719 and an increase in deferred revenue of $10,519, partially offset by a decrease in accrued expenses and other long-term liabilities of $7,271. Cash provided by operating activities during the six months ended June 30, 2006 was $28,259, primarily as a result of net loss of $3,912, adjusted for non-cash expenses of $22,942 which included depreciation and amortization, non-cash advertising expense, deferred income taxes and non-cash stock-based compensation expense. Additionally, changes in working capital provided cash flow of $9,229, primarily due to an increase in deferred revenue of $9,984 and a decrease in accounts receivable of $4,221, partially offset by an increase in other assets of $2,945 and a decrease in accrued expenses and other long-term liabilities of $1,364.

Cash used in investing activities during the six months ended June 30, 2007 was $27,175 which primarily related to net purchases of available-for-sale securities of $17,411 and investments in property and equipment of $9,764 primarily to enhance our technology platform. Cash used in investing activities during the six months ended June 30, 2006 was $99,343, which primarily related to net purchases of available-for-sale securities of $21,000, the acquisition of Summex and eMedicine and investments in property and equipment primarily to enhance our technology platform.

Cash provided by financing activities during the six months ended June 30, 2007 principally related to net cash transfers with HLTH of $145,257, which included $140,000 received from HLTH related to the utilization of the Company’s net operating losses, and proceeds from the issuance of common stock of $5,723.

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

We believe that our available cash resources and future cash flow from operations will provide sufficient cash resources to meet the commitments described above and to fund our currently anticipated working capital and capital expenditure requirements for up to twenty-four months. Our future liquidity and capital requirements will depend upon numerous factors, including retention of customers at current volume and revenue levels, our existing and new application and service offerings, competing technological and market developments, and potential future acquisitions. In addition, our ability to generate cash flow is subject to numerous factors beyond our control, including general economic, regulatory and other matters affecting us and our customers. We plan to continue to enhance our online services and to continue to invest in acquisitions, strategic relationships, facilities, technological infrastructure and product development. We intend to grow our existing businesses and enter into complementary ones through both internal investments and acquisitions. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. We cannot assure you that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders. Future indebtedness may impose various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

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

Even if general expenditures by industry participants remain the same or increase, developments in the healthcare industry may result in reduced spending in some or all of the specific market segments that we serve or are planning to serve. For example, use of our products and services could be affected by:

•	changes in the design of health insurance plans;

•	a decrease in the number of new drugs or medical devices coming to market; and

•	decreases in marketing expenditures by pharmaceutical or medical device companies, including as a result of governmental regulation or private initiatives that discourage or prohibit advertising or sponsorship activities by pharmaceutical or medical device companies.

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

We may be unsuccessful in our efforts to increase advertising and sponsorship revenue from consumer products companies

Most of our advertising and sponsorship revenue has, in the past, come from pharmaceutical, biotechnology and medical device companies. We have been focusing on increasing sponsorship revenue from consumer products companies that are interested in communicating health-related or safety-related information about their products to our audience. However, while a number of consumer products companies have indicated an intent to increase the portion of their promotional spending used on the Internet, we cannot assure you that these advertisers and sponsors will find our consumer Web sites to be as effective as other Web sites or traditional media for promoting their products and services. If we encounter difficulties in competing with the other alternatives available to consumer products companies, this portion of our business may develop more slowly than we expect or may fail to develop.

We could be subject to breach of warranty or other claims by clients of our online portals if the software and systems we use to provide them contain errors or experience failures

Errors in the software and systems we use could cause serious problems for clients of our online portals. We may fail to meet contractual performance standards or client expectations. Clients of our online portals may seek compensation from us or may seek to terminate their agreements with us, withhold payments due to us, seek refunds from us of part or all of the fees charged under those agreements or initiate litigation or other dispute resolution procedures. In addition, we could face breach of warranty or other claims by clients or additional development costs. Our software and systems are inherently complex and, despite testing and quality control, we cannot be certain that they will perform as planned.

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

Risks Related to Use of the Internet and to Our Technological Infrastructure

Any service interruption or failure in the systems that we use to provide online services could harm our business

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

Any disruption in the network access or co-location services provided by third-party providers to us or any failure by these third-party providers or our own systems to handle current or higher volume of use could significantly harm our business. We exercise little control over these third-party vendors, which increases our vulnerability to problems with services they provide.

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

Our online services are dependent on the development and maintenance of the Internet infrastructure

Our ability to deliver our online services is dependent on the development and maintenance of the infrastructure of the Internet by third parties. The Internet has experienced a variety of outages and other delays as a result of damages to portions of its infrastructure, and it could face outages and delays in the future. The Internet has also experienced, and is likely to continue to experience, significant growth in the number of users and the amount of traffic. If the Internet continues to experience increased usage, the Internet infrastructure may be unable to support the demands placed on it. In addition, the reliability and performance of the Internet may be harmed by increased usage or by denial-of-service attacks. Any resulting interruptions in our services or increases in response time could, if significant, result in a loss of potential or existing users of and advertisers and sponsors on our Web sites and, if sustained or repeated, could reduce the attractiveness of our services.

Customers who utilize our online services depend on Internet service providers and other Web site operators for access to our Web sites. All of these providers have experienced significant outages in the past and could experience outages, delays and other difficulties in the future due to system failures unrelated to our systems. Any such outages or other failures on their part could reduce traffic to our Web sites.

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

Government regulation of the Internet could adversely affect our business

The Internet and its associated technologies are subject to government regulation. Our failure, or the failure of our business partners or third-party service providers, to accurately anticipate the application of laws and regulations affecting our products and services and the manner in which we deliver them, or any other failure to comply with such laws and regulations, could create liability for us, result in adverse publicity and negatively affect our business. In addition, new laws and regulations, or new interpretations of existing laws and regulations, may be adopted with respect to the Internet or other online services covering user privacy, patient confidentiality, consumer protection and other issues, including pricing, content, copyrights and patents, distribution and characteristics and quality of products and services. We cannot predict whether these laws or regulations will change or how such changes will affect our business. For more information regarding government regulation of the Internet to which we are or may be subject, see “Business — Government Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2006.

We face potential liability related to the privacy and security of personal information we collect from or on behalf of users of our services

Privacy of personal health information, particularly personal health information stored or transmitted electronically, is a major issue in the United States. The Privacy Standards under the Health Insurance Portability and Accountability Act of 1996 (or HIPAA) establish a set of basic national privacy standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses and healthcare providers (referred to as covered entities) and their business associates. Only covered entities are directly subject to potential civil and criminal liability under the Privacy Standards. Accordingly, the Privacy Standards do not apply directly to us. However, portions of our business, such as those managing employee or plan member health information for employers or health plans, are or may be business associates of covered entities and are bound by certain contracts and agreements to use and disclose protected health information in a manner consistent with the Privacy Standards. Depending on the facts and circumstances, we could potentially be subject to criminal liability for aiding and abetting or conspiring with a covered entity to violate the Privacy Standards. We cannot assure you that we will adequately address the risks created by the Privacy Standards. In addition, we are unable to predict what changes to the Privacy Standards might be made in the future or how those changes could affect our business. Any new legislation or regulation in the area of privacy of personal information, including personal health information, could also affect the way we operate our business and could harm our business.

In addition, Internet user privacy is a major issue both in the United States and abroad. We have privacy policies posted on our Web sites that we believe comply with applicable laws requiring notice to users about our information collection, use and disclosure practices. However, whether and how existing privacy and consumer protection laws in various jurisdictions apply to the Internet is still uncertain. In addition, we notify users about our information collection, use and disclosure practices relating to data we receive through offline means such as paper health risk assessments. However, we cannot assure you that the privacy policies and other statements we provide to users of our products and services, or our practices will be found sufficient to protect us from liability or adverse publicity in this area.

Failure to maintain our CME accreditation could adversely affect our ability to provide online CME offerings

Our CME activities are planned and implemented in accordance with the Essential Areas and Policies of the Accreditation Council for Continuing Medical Education, or ACCME, which oversees providers of CME credit, and other applicable accreditation standards. In September 2004, ACCME revised its standards for commercial support of CME. The revised standards are intended to ensure, among other things, that CME activities of ACCME- accredited providers are independent of providers of healthcare goods and services that fund the development of CME. ACCME required accredited providers to implement these standards by May 2005. Implementation required additional disclosures to CME participants about those in a position to influence content and other adjustments to the management and operations of our CME programs. We believe we have modified our procedures as appropriate to meet the revised standards. However, we cannot be certain whether these adjustments will ensure that we meet these standards or predict whether ACCME may impose additional requirements.

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

In addition, future changes to existing regulations, or to the internal compliance programs of clients or potential clients, may further discourage or prohibit clients or potential clients from engaging in educational activities with us, or may require us to make further changes in the way we offer or provide educational programs.

We may not be successful in protecting our intellectual property and proprietary rights

Our intellectual property and proprietary rights are important to our businesses. The steps that we take to protect our intellectual property, proprietary information and trade secrets may prove to be inadequate and, whether or not adequate, may be expensive. We rely on a combination of trade secret, patent and other intellectual property laws and confidentiality procedures and non-disclosure contractual provisions to protect our intellectual property. We cannot assure you that we will be able to detect potential or actual misappropriation or infringement of our intellectual property, proprietary information or trade secrets. Even if we detect misappropriation or infringement by a third party, we cannot assure you that we will be able to enforce our rights at a reasonable cost, or at all. In addition, our rights to intellectual property, proprietary information and trade secrets may not prevent independent third-party development and commercialization of competing products or services.

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

Risks Related to Our Relationship with HLTH Corporation

We continue to be dependent on HLTH to provide us with services required by us for the operation of our business

Some of the administrative services we require continue to be provided to us by HLTH under a Services Agreement. Under the Services Agreement, HLTH provides us with administrative services, including services relating to payroll, accounting, tax planning and compliance, employee benefit plans, legal matters and information processing. As a result, we are dependent on our relationship with HLTH for these important services. We reimburse HLTH under agreed-upon formulas that allocate to us a portion of HLTH’s aggregate costs related to those services. The Services Agreement is for a term of up to five years; however, we have the option to terminate these services, in whole or in part, at any time we choose to do so, generally by providing, with respect to specified services or groups of services, 60 days’ notice and, in some cases, paying a termination fee of not more than $30,000 to cover the costs of HLTH relating to the termination.

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

The concentrated ownership of our common stock by HLTH and certain corporate governance arrangements prevent our other stockholders from influencing significant corporate decisions

We have two classes of common stock:

•	Class A Common Stock, which entitles the holder to one vote per share on all matters submitted to our stockholders; and

•	Class B Common Stock, which entitles the holder to five votes per share on all matters submitted to our stockholders.

HLTH owns 100% of our Class B Common Stock, which represents approximately 84% of our outstanding common stock. These Class B shares collectively represent 96% of the combined voting power of our outstanding common stock. Given its ownership interest, HLTH is able to control the outcome of all matters submitted to our shareholders for approval, including the election of directors. Accordingly, either in its capacity as a stockholder or through its control of our Board of Directors, HLTH is able to control all key decisions regarding our company, including mergers or other business combinations and acquisitions, dispositions of assets, future issuances of our common stock or other securities, the incurrence of debt by us, the payment of dividends on our common stock (including the frequency and the amount of dividends that would be payable on our common stock, a substantial majority of which HLTH owns) and amendments to our certificate of incorporation and bylaws. Further, as long as HLTH and its subsidiaries (excluding our company and our subsidiaries) continue to beneficially own shares representing at least a majority of the votes entitled to be cast by the holders of our outstanding voting stock, it may take actions required to be taken at a meeting of stockholders without a meeting or a vote and without prior notice to holders of our Class A Common Stock. In addition, HLTH’s controlling interest may discourage a change of control that the holders of our Class A Common Stock may favor. Any of these provisions could be used by HLTH for its own advantage to the detriment of our other stockholders and our company. This in turn may have an adverse effect on the market price of our Class A Common Stock.

The interests of HLTH may conflict with the interests of our other stockholders

We cannot assure you that the interests of HLTH will coincide with the interests of the other holders of our common stock. For example, HLTH could cause us to make acquisitions that increase the amount of our indebtedness or outstanding shares of common stock or sell revenue-generating assets. Also, HLTH or its directors and officers may allocate to HLTH or its other affiliates corporate opportunities that could have been directed to us. So long as HLTH continues to own shares of our common stock with significant voting power, HLTH will continue to be able to strongly influence or effectively control our decisions.

Some of our directors, officers and employees may have potential conflicts of interest as a result of having positions with or owning equity interests in HLTH

Martin J. Wygod, in addition to being Chairman of the Board of our company, is Chairman of the Board of HLTH. Some of our other directors, officers and employees also serve as directors, officers or employees of HLTH. In addition, some of our directors, officers and employees own shares of HLTH’s common stock. Furthermore, because our officers and employees have participated in HLTH’s equity compensation plans and because service at our company will, so long as we are a majority-owned subsidiary of HLTH, qualify those persons for continued participation and continued vesting of equity awards under HLTH’s equity plans, many of our officers and employees and some of our directors hold, and may continue to hold, options to purchase HLTH’s common stock and shares of HLTH’s restricted stock.

These arrangements and ownership interests or cash- or equity-based awards could create, or appear to create, potential conflicts of interest when directors or officers who own HLTH’s stock or stock options or who participate in HLTH’s benefit plans are faced with decisions that could have different implications for HLTH than they do for us. We cannot assure you that the provisions in our restated certificate of incorporation will adequately address potential conflicts of interest or that potential conflicts of interest will be resolved in our favor.

We are included in HLTH’s consolidated tax return and, as a result, both we and HLTH may use each other’s net operating loss carryforwards

Due to provisions of the U.S. Internal Revenue Code and applicable Treasury regulations relating to the manner and order in which net operating loss carryforwards are utilized when filing consolidated tax returns, a portion of our net operating loss carryforwards may be required to be utilized by HLTH before HLTH would be permitted to utilize its own net operating loss carryforwards. Correspondingly, in some situations, such as where HLTH’s net operating loss carryforwards were generated first, we may be required to utilize a portion of HLTH’s net operating loss carryforwards before we would have to utilize our own net operating loss carryforwards. Under our tax sharing agreement with HLTH, neither we nor HLTH is obligated to reimburse the other for the tax savings attributable to the utilization of the other party’s net operating loss carryforwards, except that HLTH has agreed to compensate us for any use of our net operating losses that may result from certain extraordinary transactions, including the sales in 2006 of its Business Services and Practice Services operating segments. Accordingly, although we may obtain a benefit if we are required to utilize HLTH’s net operating loss carryforwards, we may suffer a detriment to the extent that HLTH is required to utilize our net operating loss carryforwards. The amount of each of our and HLTH’s net operating loss carryforwards that ultimately could be utilized by the other party will depend on the timing and amount of taxable income earned by us and HLTH in the future, which we are unable to predict. Correspondingly, we are not able to predict whether we or HLTH will be able to utilize our respective net operating loss carryforwards before they expire or whether there will be a net benefit to HLTH or to us.

If certain transactions occur with respect to our capital stock or HLTH’s capital stock, we may be unable to utilize our net operating loss carryforwards and tax credits to reduce our income taxes

As of December 31, 2006, we had net operating loss carryforwards of approximately $247 million for federal income tax purposes and federal tax credits of approximately $2.0 million residing within the WebMD legal entities. If certain transactions occur with respect to our capital stock or HLTH’s capital stock, including issuances, redemptions, recapitalizations, exercises of options, conversions of convertible debt, purchases or sales by 5%-or-greater shareholders and similar transactions, that result in a cumulative change of more than 50% of the ownership of our capital stock, taking into account indirect changes in ownership of our stock as a result of changes in ownership in or HLTH’s capital stock, over a three-year period (including a period commencing prior to our initial public offering), as determined under rules prescribed by the U.S. Internal

Revenue Code and applicable Treasury regulations, an annual limitation would be imposed with respect to our ability to utilize our net operating loss carryforwards and federal tax credits against any taxable income that we achieve in future periods. HLTH is not subject to any contractual obligation to retain any of its Class B Common Stock. Moreover, there can be no assurance that limitations on the use of our net operating loss carryforwards and federal tax credits will not occur as a result of changes in the ownership of HLTH’s capital stock (which changes may be beyond the control of us and HLTH).

We are included in HLTH’s consolidated group for federal income tax purposes and, as a result, may be liable for any shortfall in HLTH’s federal income tax payments

We will be included in the HLTH consolidated group for federal income tax purposes as long as HLTH continues to own 80% of the total value of our capital stock. By virtue of its controlling ownership and our tax sharing agreement with HLTH, HLTH effectively controls all our tax decisions. Moreover, notwithstanding the tax sharing agreement, federal tax law provides that each member of a consolidated group is jointly and severally liable for the group’s entire federal income tax obligation. Thus, to the extent HLTH or other members of the group fail to make any federal income tax payments required of them by law, we would be liable for the shortfall. Similar principles generally apply for income tax purposes in some state, local and foreign jurisdictions.

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

Principal amounts expected to mature are $26.9 million during 2007.

We have not utilized derivative financial instruments in our investment portfolio.

ITEM 4.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of June 30, 2007.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in WebMD’s internal control over financial reporting occurred during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting, except for the previously disclosed remediation of a material weakness in our internal control over financial reporting with respect to accounting for income taxes relating to the treatment of tax deductible goodwill in the determination of the deferred tax asset valuation allowance. As of May 4, 2007, we implemented new procedures including improved documentation and analysis regarding the reversal pattern of taxable temporary differences between financial and tax reporting. WebMD management believes that these new procedures enable WebMD to comply with the requirements related to the accounting for deferred tax asset valuation allowances.

PART II
OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

During the three months ended June 30, 2007, 97 shares were withheld from WebMD Restricted Stock that vested on April 3, 2007, in order to satisfy withholding tax requirements related to the vesting of the awards. The value of these shares was determined based on $53.07 per share, the closing fair market value of our Class A common stock on April 3, 2007. These were the only repurchases of equity securities made by us during the three months ended June 30, 2007. We do not have a repurchase program.

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

Date: August 9, 2007

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