Form 10-Q
period 2007-09-30
WebMD Health Corp.
filed 2007-11-09
CIK 1326583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

Yes ☐     No ☑

As of November 6, 2007, the Registrant had 9,352,271 shares of Class A Common Stock (including unvested shares of restricted WebMD Class A Common Stock) and 48,100,000 shares of Class B Common Stock outstanding.

WEBMD HEALTH CORP.

QUARTERLY REPORT ON FORM 10-Q
For the period ended September 30, 2007

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

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$177,714	$44,660
Short-term investments	99,900	9,490
Accounts receivable, net of allowance for doubtful accounts of $1,434 at September 30, 2007 and $956 at December 31, 2006	75,003	89,652
Current portion of prepaid advertising	3,150	2,656
Due from HLTH	—	143,153
Other current assets	5,903	5,360

Total current assets	361,670	294,971
Property and equipment, net	48,116	44,709
Prepaid advertising	6,476	9,459
Goodwill	221,271	225,028
Intangible assets, net	39,515	45,268
Other assets	544	530

	$677,592	$619,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$25,038	$32,846
Deferred revenue	80,938	77,731
Due to HLTH	7,375	—

Total current liabilities	113,351	110,577
Deferred tax liability	7,342	5,367
Other long-term liabilities	9,439	7,912
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value per share, 500,000,000 shares authorized; 8,803,949 shares issued and outstanding at September 30, 2007 and 8,337,846 shares issued and outstanding at December 31, 2006	88	83
Class B Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 48,100,000 shares issued and outstanding at September 30, 2007 and December 31, 2006	481	481
Additional paid-in capital	519,352	485,594
Retained earnings	27,539	9,951

Total stockholders’ equity	547,460	496,109

	$677,592	$619,965

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue	$87,198	$66,645	$238,639	$173,308
Costs and expenses:
Cost of operations	31,130	26,945	90,749	77,371
Sales and marketing	22,459	20,472	67,258	52,941
General and administrative	15,388	13,476	46,874	37,931
Depreciation and amortization	7,086	5,085	20,021	12,627
Interest income	3,486	1,221	8,522	4,137

Income (loss) before income tax provision	14,621	1,888	22,259	(3,425)
Income tax provision (benefit)	3,129	1,398	4,671	(3)

Net income (loss)	$11,492	$490	$17,588	$(3,422)

Net income (loss) per common share:
Basic	$0.20	$0.01	$0.31	$(0.06)

Diluted	$0.19	$0.01	$0.29	$(0.06)

Weighted-average shares outstanding used in computing net income (loss) per common share:
Basic	57,154	56,059	57,067	56,056

Diluted	59,848	58,122	59,742	56,056

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$17,588	$(3,422)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,021	12,627
Non-cash advertising	2,489	4,454
Non-cash stock-based compensation	15,592	21,240
Deferred income taxes	1,975	(911)
Changes in operating assets and liabilities:
Accounts receivable	14,648	(8,311)
Other assets	(506)	(4,461)
Accrued expenses and other long-term liabilities	(7,463)	(544)
Due to HLTH	5,223	8,213
Deferred revenue	3,207	14,517

Net cash provided by operating activities	72,774	43,402
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	123,885	261,000
Purchases of available-for-sale securities	(214,295)	(222,000)
Purchases of property and equipment	(13,574)	(17,500)
Cash paid in business combinations, net of cash acquired	—	(96,091)

Net cash used in investing activities	(103,984)	(74,591)
Cash flows from financing activities:
Proceeds from issuance of common stock	8,490	649
Tax benefit on stock-based awards	655	—
Net cash transfers with HLTH	155,119	—

Net cash provided by financing activities	164,264	649

Net increase (decrease) in cash and cash equivalents	133,054	(30,540)
Cash and cash equivalents at beginning of period	44,660	75,704

Cash and cash equivalents at end of period	$177,714	$45,164

See accompanying notes.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, unaudited)

1.	Summary of Significant Accounting Policies

Background and Basis of Presentation

WebMD Health Corp. (the “Company”) is a Delaware corporation that was incorporated on May 3, 2005. The Company completed an initial public offering (“IPO”) of Class A Common Stock on September 28, 2005. The Company’s Class A Common Stock has traded on the Nasdaq National Market under the symbol “WBMD” since September 29, 2005 and now trades on the Nasdaq Global Select Market. Prior to the date of the IPO, the Company was a wholly-owned subsidiary of HLTH Corporation (“HLTH”) and its consolidated financial statements had been derived from the consolidated financial statements and accounting records of HLTH, principally representing the WebMD segment, using the historical results of operations, and historical basis of assets and liabilities of the WebMD related businesses. Since the completion of the IPO, the Company is a majority-owned subsidiary of HLTH, which currently owns 83.9% of the equity of the Company. The Company’s Class A Common Stock has one vote per share, while the Company’s Class B Common Stock has five votes per share. As a result, the Company’s Class B Common Stock owned by HLTH represented, as of September 30, 2007, 96.4% of the combined voting power of the Company’s outstanding Common Stock.

The Company’s consolidated financial statements for the three and nine months ended September 30, 2006 have been restated to correct the previously reported income tax provision. The restatement is more fully described in Note 12, “Restatement of Consolidated Financial Statements” in the Company’s consolidated financial statements and notes for the quarter ended September 30, 2006 which are included in the Company’s Quarterly Report on Form 10-Q, as amended, for that quarter.

Transactions between the Company and HLTH have been identified in these notes to the consolidated financial statements as Transactions with HLTH (see Note 3).

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

The unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2006, as amended for the restatement discussed above, which are included in the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Numerator:
Net income (loss)	$11,492	$490	$17,588	$(3,422)

Denominator: (shares in thousands)
Weighted-average shares — Basic	57,154	56,059	57,067	56,056
Employee stock options and restricted stock	2,694	2,063	2,675	—

Adjusted weighted-average shares after assumed conversions — Diluted	59,848	58,122	59,742	56,056

Net income (loss) per common share:
Basic	$0.20	$0.01	$0.31	$(0.06)

Diluted	$0.19	$0.01	$0.29	$(0.06)

Included in basic and diluted shares for the three and nine months ended September 30, 2007 is the impact of shares to be issued pursuant to the purchase agreement of Subimo, LLC (see Note 4 — Business Combinations). The Company deferred the issuance of 640,930 shares of Class A common stock (“Deferred

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shares”) until December 2008. Issuance of a portion of these shares may be further deferred until December 2010 subject to certain conditions. A maximum of 246,508 of the Deferred Shares may be used to settle any outstanding claims or warranties the Company may have against the seller. For purposes of calculating basic net income per share, the impact of 394,422 shares representing the non-contingent portion of the Deferred Shares was included. For purposes of calculating diluted net income per share, the impact of all of the 640,930 Deferred Shares was included.

The Company has excluded certain outstanding stock options from the calculation of diluted income (loss) per common share because such securities were anti-dilutive during the periods presented. The total number of shares excluded from the calculation of diluted income (loss) per share was 1,186,855 and 1,252,553 for the three and nine months ended September 30, 2007, respectively, and 760,483 and 5,334,467 for the three and nine months ended September 30, 2006, respectively.

Income Taxes

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. However, the Company cannot predict with certainty the interpretations or positions that tax authorities may take regarding specific tax returns filed by the Company and, even if the Company believes its tax positions are correct, may determine to make settlement payments in order to avoid the costs of disputing particular positions taken. No reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. However, the Company reduced $603 of a deferred tax asset and its associated valuation allowance upon adoption of FIN 48.

With the exception of adjusting net operating loss (“NOL”) carryforwards that may be utilized, the Company is no longer subject to federal income tax examinations for tax years before 2004 and for state and local income tax examinations for years before 2002.

The Company has elected to reflect interest and penalties related to uncertain tax positions as part of the income tax provision in the accompanying consolidated statements of operations.

Recent Accounting Pronouncements

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits many financial instruments and certain other items to be measured at fair value at the option of the company. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits the choice to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for financial statements issued for the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impact, if any, that this new standard will have on the Company’s results of operations, financial position or cash flows.

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

The Company has various stock compensation plans under which directors, officers and other eligible employees receive awards of options to purchase the Company Class A Common Stock and HLTH Common Stock and restricted shares of the Company Class A Common Stock and HLTH Common Stock. The following sections of this note summarize the activity for each of these plans.

HLTH Plans

HLTH had an aggregate of 5,695,389 shares of HLTH Common Stock available for future grants to all of HLTH employees under various stock compensation plans (the “HLTH Plans”) at September 30, 2007.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

Generally, options under the HLTH Plans vest and become exercisable ratably over a three- to five-year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The majority of options granted under the HLTH Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of HLTH Common Stock on the date of grant. The following table summarizes activity for the HLTH Plans relating to the Company’s employees during the nine months ended September 30, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Shares	per Share	(In Years)	Value(1)

Outstanding at January 1, 2007	14,865,256	$12.68
Granted	—	—
Exercised	(4,125,385)	11.24
Forfeited	(735,943)	8.76
Net transfers from HLTH	10,347	14.34

Outstanding at September 30, 2007	10,014,275	$13.57	4.0	$30,509

Vested and exercisable at the end of the period	9,224,165	$13.99	3.7	$26,105

(1)	The aggregate intrinsic value is based on the market price of HLTH Common Stock on September 28, 2007, the last trading day in September, which was $14.17, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on September 28, 2007.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility is based on implied volatility from traded options of HLTH Common Stock combined with historical volatility of HLTH Common Stock. The expected term represents the period of time that options are expected to be outstanding following their grant date, and was determined using historical exercise data. The risk- free rate is based on the U.S. Treasury yield curve for periods equal to the expected term of the options on the grant date.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards

HLTH Restricted Stock consists of shares of HLTH Common Stock which have been awarded to the Company’s employees with restrictions that cause them to be subject to substantial risk of forfeiture and restrict their sale or other transfer by the employee until they vest. Generally, HLTH Restricted Stock awards vest ratably over a three- to five-year period based on their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity of non-vested HLTH Restricted Stock relating to the Company’s employees during the nine months ended September 30, 2007:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Beginning balance at January 1, 2007	202,414	$8.92
Granted	—	—
Vested	(125,510)	8.59
Forfeited	(75,237)	9.51
Net transfers from HLTH	6,250	11.74

Ending balance at September 30, 2007	7,917	$10.79

Proceeds received by HLTH from the exercise of options to purchase HLTH Common Stock were $2,044 and $46,363 during the three and nine months ended September 30, 2007, respectively, and $3,049 and $10,981 during the three and nine months ended September 30, 2006, respectively. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of HLTH Restricted Stock that vested was $1,213 and $16,415 during the three and nine months ended September 30, 2007, respectively, and $2,219 and $8,553 during the three and nine months ended September 30, 2006, respectively.

WebMD Plans

During September 2005, the Company adopted the 2005 Long-Term Incentive Plan (the “2005 Plan”). In connection with the acquisition of Subimo, LLC in December 2006, the Company adopted the WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (the “Subimo Plan”). The terms of the Subimo Plan are similar to the terms of the 2005 Plan but it has not been approved by the Company’s stockholders. Awards under the Subimo Plan were made on the date of the Company’s acquisition of Subimo, LLC in reliance on the NASDAQ Stock Market exception to shareholder approval for equity grants to new hires. No additional grants will be made under the Subimo Plan. The 2005 Plan and the Subimo Plan are included in all references as the “WebMD Plans.” The maximum number of shares of the Company Class A Common Stock that may be subject to options or restricted stock awards under the WebMD Plans is 9,480,574, subject to adjustment in accordance with the terms of the WebMD Plans. The Company had an aggregate of 2,964,620 shares of Class A Common Stock available for future grants under the WebMD Plans at September 30, 2007.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

Generally, options under the WebMD Plans vest and become exercisable ratably over a four-year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The options granted under the WebMD Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of the Company Class A Common Stock on the date of grant. The following table summarizes activity for the WebMD Plans during the nine months ended September 30, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Shares	per Share	(In Years)	Value(1)

Outstanding at January 1, 2007	5,401,783	$23.59
Granted	632,900	48.90
Exercised	(379,918)	22.35
Forfeited	(496,943)	31.97

Outstanding at September 30, 2007	5,157,822	$25.98	8.4	$134,919

Vested and exercisable at the end of the period	1,570,559	$19.25	8.1	$51,587

(1)	The aggregate intrinsic value is based on the market price of the Company Class A Common Stock on September 28, 2007, the last trading day in September, which was $52.10, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on September 28, 2007.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model considering the assumptions noted in the following table. Prior to August 1, 2007, expected volatility was based on implied volatility from traded options of stock of comparable companies combined with historical stock price volatility of comparable companies. Beginning on August 1, 2007, expected volatility is based on implied volatility from traded options of the Company Class A Common Stock combined with historical volatility of the Company Class A Common Stock. The expected term represents the period of time that options are expected to be outstanding following their grant date, and was determined using historical exercise data. The risk-free rate is based on the U.S. Treasury yield curve for periods equal to the expected term of the options on the grant date.

	Nine Months Ended September 30,
	2007	2006

Expected dividend yield	0%	0%
Expected volatility	0.45	0.60
Risk free interest rate	4.65%	4.76%
Expected term (years)	3.34	3.25
Weighted-average fair value of options granted during the period	$18.16	$17.11

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards

The Company Restricted Stock consists of shares of the Company Class A Common Stock which have been awarded to employees with restrictions that cause them to be subject to substantial risk of forfeiture and restrict their sale or other transfer by the employee until they vest. Generally, the Company Restricted Stock awards vest ratably over a four-year period from their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity of non-vested Company Restricted Stock during the nine months ended September 30, 2007:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Beginning balance at January 1, 2007	441,683	$25.49
Granted	34,200	50.08
Vested	(97,212)	20.71
Forfeited	(89,722)	30.91

Ending balance at September 30, 2007	288,949	$28.33

Proceeds received from the exercise of options to purchase the Company Class A Common Stock were $2,767 and $8,490 during the three and nine months ended September 30, 2007, respectively, and $649 during both the three and nine months ended September 30, 2006. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of the Company Restricted Stock that vested was $8,203 and $15,291 during the three and nine months ended September 30, 2007, respectively, and $3,888 and $3,899 during the three and nine months ended September 30, 2006, respectively.

Employee Stock Purchase Plan

HLTH’s Employee Stock Purchase Plan (“ESPP”) allows eligible employees of the Company the opportunity to purchase shares of HLTH Common Stock through payroll deductions, up to 15% of a participant’s annual compensation with a maximum of 5,000 shares available per participant during each purchase period. The purchase price of the stock is 85% of the fair market value on the last day of each purchase period. During the nine months ended September 30, 2007, 22,335 shares of HLTH Common Stock were issued to the Company’s employees under HLTH’s ESPP. During the nine months ended September 30, 2006, 29,953 shares of HLTH Common Stock were issued to the Company’s employees under HLTH’s ESPP.

Other

In addition, at the time of the IPO and each year on the anniversary of the IPO, the Company issued shares of its Class A Common Stock to each non-employee director with a value equal to their annual board and committee retainers. The Company recorded $85 of stock-based compensation expense during the three months ended September 30, 2007 and 2006, and $255 during the nine months ended September 30, 2007 and 2006 in connection with these issuances.

Additionally, the Company recorded $279 and $815 of stock-based compensation expense during the three and nine months ended September 30, 2007, respectively, in connection with a stock transferability right for shares required to be issued in connection with the acquisition of Subimo, LLC by the Company.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

HLTH Plans:
Stock options	$767	$1,202	$2,169	$4,140
Restricted stock	10	181	(328)	751
WebMD Plans:
Stock options	3,805	4,724	10,424	13,218
Restricted stock	701	1,002	2,161	2,796
ESPP	29	27	85	80
Other	375	85	1,081	255

Total stock-based compensation expense	$5,687	$7,221	$15,592	$21,240

Included in:
Cost of operations	$1,597	$2,362	$4,159	$7,111
Sales and marketing	1,252	1,598	3,889	4,610
General and administrative	2,838	3,261	7,544	9,519

Total stock-based compensation expense	$5,687	$7,221	$15,592	$21,240

Tax benefits attributable to the stock-based compensation expense were only realized in certain states in which the Company does not have operating loss carryforwards because a valuation allowance was maintained for substantially all net deferred tax assets. As of September 30, 2007, approximately $828 and $37,928 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 0.79 years and 1.79 years, related to the HLTH Plans and the WebMD Plans, respectively.

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

On February 15, 2006, the Tax Sharing Agreement was amended to provide that HLTH will compensate the Company for any use of the Company’s NOLs as a result of certain extraordinary transactions, as defined in the Tax Sharing Agreement, including a sale by HLTH of its Emdeon Business Services (“EBS”) and Emdeon Practice Services (“EPS”) operating segments.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 14, 2006, HLTH completed the sale of EPS for approximately $565,000 in cash (“EPS Sale”). On November 16, 2006, HLTH completed the sale of a 52% interest in EBS for approximately $1,200,000 in cash (“EBS Sale”). HLTH recognized a taxable gain on the sale of EPS and EBS and utilized a portion of its federal NOL carryforwards to offset the gain on these transactions. Under the tax sharing agreement between HLTH and the Company, the Company was reimbursed for its NOL carryforwards utilized by HLTH in these transactions at the current federal statutory rate of 35%. During February 2007, HLTH reimbursed the Company $140,000 as an estimate of the payment required pursuant to the Tax Sharing Agreement with respect to the EPS Sale and the EBS Sale, which was subject to adjustment in connection with the filing of the applicable tax returns. During September 2007, HLTH finalized the NOL carryforward attributable to the Company that was utilized as a result of the EPS Sale and the EBS Sale and reimbursed the Company an additional $9,862. These reimbursements were recorded as capital contributions which increased additional paid-in-capital at December 31, 2006 and September 30, 2007, respectively.

Charges from the Company to HLTH:

Revenue:  The Company sells certain of its products and services to HLTH businesses. These amounts are included in revenue during the three and nine months ended September 30, 2007 and 2006. The Company charges HLTH rates comparable to those charged to third parties for similar products and services.

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

Stock-Based Compensation Expense:  Stock-based compensation expense is related to stock option issuances and restricted stock awards of HLTH Common Stock that have been granted to certain employees of the Company. Stock-based compensation expenses are allocated on a specific employee identification basis. The expense is reflected in the accompanying consolidated statements of operations in the same expense captions as the related salary costs of those employees. The allocation of stock-based compensation expense related to HLTH Common Stock is recorded as a capital contribution in additional paid-in capital.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the allocations reflected in the Company’s consolidated financial statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Charges from the Company to HLTH:
Intercompany revenue	$63	$125	$188	$416
Charges from HLTH to the Company:
Corporate services — shared services allocation	845	792	2,470	2,476
Healthcare expense	1,499	1,093	4,301	2,917
Stock-based compensation expense	806	1,410	1,926	4,971

4.	Business Combinations

2006 Acquisitions

On December 15, 2006, the Company acquired all of the outstanding limited liability company interests of Subimo, LLC (“Subimo”), a privately held provider of healthcare decision support applications to large employers, health plans and financial institutions. The total purchase consideration for Subimo was approximately $59,320, comprised of $32,820 in cash, net of cash acquired, $26,000 of WebMD Class A Common Stock and $500 of estimated acquisition costs. Pursuant to the terms of the purchase agreement, the Company deferred the issuance of the $26,000 of equity, equal to 640,930 shares of Class A common stock (the “Deferred Shares”), until December 2008. A portion of these shares may be further deferred until December 2010 subject to certain conditions. If the Deferred Shares have a market value that is less than $24.34 per share in December 2008, then the Company will pay additional consideration equal to this shortfall, either in the form of Class A common shares or cash, in its sole discretion. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the preliminary allocation of the purchase price and intangible asset valuation, goodwill of $47,509 and intangible assets subject to amortization of $12,300 were recorded. The goodwill and intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $10,000 relating to customer relationships with estimated useful lives of twelve years and $2,300 relating to acquired technology with an estimated useful life of three years. The results of operations of Subimo have been included in the financial statements of the Company from December 15, 2006, the closing date of the acquisition, and are included in the Online Services segment.

On September 11, 2006, the Company acquired the interactive medical education, promotion and physician recruitment businesses of Medsite, Inc. (“Medsite”). Medsite provides e-detailing promotion and physician recruitment services for pharmaceutical, medical device and healthcare companies, including program development, targeted recruitment and online distribution and delivery. In addition, Medsite provides educational programs to physicians. The total purchase consideration for Medsite was approximately $31,467, comprised of $30,682 in cash, net of cash acquired, and $785 of acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price and intangible asset valuation, goodwill of $31,934 and intangible assets subject to amortization of $11,000 were recorded. The goodwill and intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $6,000 relating to customer relationships with estimated useful lives of twelve years, $2,000 relating to a trade name with an estimated useful life of ten years, $2,000 relating to content with an estimated useful life of four years and $1,000 relating to acquired technology with an estimated useful life of three years. The results of operations of

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Medsite have been included in the financial statements of the Company from September 11, 2006, the closing date of the acquisition, and are included in the Online Services segment.

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

On January 17, 2006, the Company acquired eMedicine.com, Inc. (“eMedicine”), a privately held online publisher of medical reference information for physicians and other healthcare professionals. The total purchase consideration for eMedicine was approximately $25,195, comprised of $24,495 in cash, net of cash acquired, and $700 of acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price and intangible asset valuation, goodwill of $20,704 and intangible assets subject to amortization of $6,390 were recorded. The goodwill and intangible asset recorded will not be deductible for tax purposes. The intangible assets recorded were $4,300 relating to content with an estimated useful life of three years, $1,000 relating to acquired technology with an estimated useful life of three years, $790 relating to a trade name with an estimated useful life of ten years and $300 relating to customer relationships with estimated useful lives of ten years. The results of operations of eMedicine have been included in the financial statements of the Company from January 17, 2006, the closing date of the acquisition, and are included in the Online Services segment.

Condensed Balance Sheet Data

The following table summarizes the tangible and intangible assets acquired, the liabilities assumed and the consideration paid for each acquisition:

	Subimo	Medsite	Summex	eMedicine

Accounts receivable	$1,725	$2,469	$1,064	$1,717
Deferred revenue	(6,900)	(13,124)	(1,173)	(2,612)
Other tangible assets (liabilities), net	4,686	(812)	—	(1,004)
Intangible assets	12,300	11,000	11,300	6,390
Goodwill	47,509	31,934	19,000	20,704

Total purchase price	$59,320	$31,467	$30,191	$25,195

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unaudited Pro Forma Information

The following unaudited pro forma financial information for the nine months ended September 30, 2006 gives effect to the acquisitions of Subimo, Medsite, Summex, and eMedicine, including the amortization of intangible assets, as if they had all occurred on January 1, 2006. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated at the date indicated, nor is it necessarily indicative of future operating results of the combined companies, and should not be construed as representative of these results for any future period.

Nine Months Ended
September 30,
2006

Revenue	$193,930
Net loss	$(11,223)
Net loss per common share:

Basic and diluted	$(0.20)

5.	Significant Transactions

America Online, Inc.

In May 2001, HLTH entered into an agreement for a strategic alliance with Time Warner, Inc. (“Time Warner”). Under the agreement, the Company was the primary provider of healthcare content, tools and services for use on certain America Online (“AOL”) properties. The final term of the agreement ended on May 1, 2007. Under the agreement, the Company and AOL shared certain revenue from advertising, commerce and programming on the health channels of the AOL properties and on a co-branded service created for AOL by the Company. The original term of the agreement was for three years expiring in May 2004. The Company had the right to extend the original agreement for an additional three-year term under certain circumstances. The Company exercised its right to extend the contract term until May 1, 2007, when the agreement expired. Under the terms of the extension, the Company was entitled to share in revenue and was guaranteed a minimum of $12,000 during each year of the renewal term for its share of advertising revenue. Included in revenue was $2,658 during the nine months ended September 30, 2007, and $2,423 and $6,112 during the three and nine months ended September 30, 2006, respectively, related to sales to third parties of advertising and sponsorship on the AOL health channels, primarily sold through the Company’s sales organization. Also included in revenue for the nine months ended September 30, 2007 was revenue of $1,515, and for the three and nine months ended September 30, 2006 was revenue of $1,147 and $3,960, respectively, related to the guarantee discussed above.

Fidelity Human Resources Services Company LLC

In 2004, the Company entered into an agreement with Fidelity Human Resources Services Company LLC (“FHRS”) to integrate the Company’s private portals product into the services FHRS provides to its clients. FHRS provides human resources administration and benefits administration services to employers. The Company recorded revenue of $2,441 and $7,693 during the three and nine months ended September 30, 2007, respectively, and $1,864 and $5,257 during the three and nine months ended September 30, 2006, respectively. Included in accounts receivable as of September 30, 2007 was $1,673 related to the FHRS agreement.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Segment Information

The Company provides health information services to consumers, physicians, healthcare professionals, employers and health plans through the Company’s public and private online portals and health-focused publications. The Company’s two operating segments are:

•	Online Services. The Company provides both public and private online portals. The Company’s public portals for consumers enable them to obtain detailed information on a particular disease or condition, check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest, enroll in interactive courses and participate in online communities with peers and experts. The Company’s public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (“CME”) credit and communicate with peers. The Company’s private portals enable employers and health plans to provide their employees and plan members with access to personalized health and benefit information and decision-support technology that helps them make more informed benefit, provider and treatment choices. The Company provides related services for use by such employees and members, including lifestyle education and personalized telephonic health coaching as a result of the acquisition of Summex on June 13, 2006. The Company also provides e-detailing promotion and physician recruitment services for use by pharmaceutical, medical device and healthcare companies as a result of the acquisition of Medsite on September 11, 2006.

•	Publishing and Other Services. The Company publishes medical reference textbooks; The Little Blue Book, a physician directory; and, since 2005, WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms. As a result of the acquisition of Conceptis, the Company conducted in-person medical education from December 2005 through December 31, 2006, the date at which it no longer provided this service.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for each of the Company’s operating segments and a reconciliation to net income (loss) are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue
Online Services:
Advertising and sponsorship	$59,087	$43,534	$158,944	$112,513
Licensing	20,001	14,569	59,915	38,315
Content syndication and other	490	843	2,027	2,815

Total Online Services	79,578	58,946	220,886	153,643
Publishing and Other Services	7,620	7,699	17,753	19,665

	$87,198	$66,645	$238,639	$173,308

Earnings before interest, taxes, depreciation, amortization and other non-cash items
Online Services	$21,948	$12,727	$48,982	$29,594
Publishing and Other Services	2,129	1,906	2,857	1,165

	24,077	14,633	51,839	30,759
Interest, taxes, depreciation, amortization and other non-cash items
Interest income	3,486	1,221	8,522	4,137
Depreciation and amortization	(7,086)	(5,085)	(20,021)	(12,627)
Non-cash advertising	(169)	(1,660)	(2,489)	(4,454)
Non-cash stock-based compensation	(5,687)	(7,221)	(15,592)	(21,240)
Income tax (provision) benefit	(3,129)	(1,398)	(4,671)	3

Net income (loss)	$11,492	$490	$17,588	$(3,422)

7.	Fair Value of Financial Instruments

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

	September 30, 2007		December 31, 2006
	Cost Basis	Fair Value	Cost Basis	Fair Value

Cash and cash equivalents	$177,714	$177,714	$44,660	$44,660
Short-term investments	99,900	99,900	9,490	9,490

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The amortized cost and estimated fair value by maturity of securities are shown in the following table:

	Cost or
	Amortized
	Cost	Fair Value

Due in one year or less	$99,900	$99,900

8.	Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income (loss), such as changes in unrealized gains on available-for-sale marketable securities. The Company recorded $7 of foreign exchange translation adjustment during the nine months ended September 30, 2006. The following table presents the components of comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Foreign currency translation gains	$—	$—	$—	$7
Unrealized gains on securities	—	104	—	81

Other comprehensive income	—	104	—	88
Net income (loss)	11,492	490	17,588	(3,422)

Comprehensive income (loss)	$11,492	$594	$17,588	$(3,334)

9.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2006 and the nine months ended September 30, 2007 are as follows:

		Publishing
	Online	and Other
	Services	Services	Total

Balance as of January 1, 2006	$89,624	$11,045	$100,669
Acquisitions during the period	122,782	—	122,782
Purchase price allocations and other adjustments	1,577	—	1,577

Balance as of December 31, 2006	213,983	11,045	225,028
Acquisitions during the period	—	—	—
Purchase price allocations and other adjustments	(3,757)	—	(3,757)

Balance as of September 30, 2007	$210,226	$11,045	$221,271

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets subject to amortization consist of the following:

	September 30, 2007				December 31, 2006
				Weighted				Weighted
	Gross			Average	Gross			Average
	Carrying	Accumulated		Remaining	Carrying	Accumulated		Remaining
	Amount	Amortization	Net	Useful Life(a)	Amount	Amortization	Net	Useful Life(a)

Content	$15,954	$(11,505)	$4,449	2.1	$16,854	$(7,893)	$8,961	2.6
Customer relationships	33,191	(9,274)	23,917	9.4	28,191	(6,677)	21,514	9.4
Technology and patents	14,967	(9,107)	5,860	1.7	14,967	(6,036)	8,931	2.3
Trade names	7,817	(2,528)	5,289	7.9	7,817	(1,955)	5,862	8.5

Total	$71,929	$(32,414)	$39,515	7.2	$67,829	$(22,561)	$45,268	6.6

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

Amortization expense was $3,320 and $9,853 during the three and nine months ended September 30, 2007, respectively, and $3,209 and $8,244 during the three and nine months ended September 30, 2006, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year ending December 31, 2007
(October 1st to December 31st)	$3,201
2008	9,715
2009	6,401
2010	3,337
2011	2,464
Thereafter	14,397

10.	Commitments and Contingencies

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

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and is intended to provide an understanding of our results of operations, financial condition and changes in financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of our company and operating segments, a description of certain recent developments, background information on certain trends and a discussion of how seasonal factors may impact the timing of our revenue.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective and often complex judgments in making estimates and assumptions.

•	Transactions with HLTH. This section describes the services that we receive from HLTH Corporation (“HLTH”) and the costs of these services, as well as the fees we charge HLTH for our services and our tax sharing agreement with HLTH.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

•	Results of Operations and Results of Operations by Operating Segment. These sections provide our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on both a consolidated basis and an operating segment basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of September 30, 2007.

•	Factors That May Affect Our Future Financial Condition or Results of Operations. This section describes circumstances or events that could have a negative effect on our financial condition or results of operations, or that could change, for the worse, existing trends in some or all of our businesses. The factors discussed in this section are in addition to factors that may be described elsewhere in this Quarterly Report.

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

products, including continuing medical education (“CME”) services. Our sponsors and advertisers include pharmaceutical, biotechnology, medical device and consumer products companies. We provide information and services that enable employees and members, respectively, to make more informed benefit, treatment and provider decisions through our private portals for employers and health plans. We also provide related services for use by such employees and members, including lifestyle education and personalized telephonic health coaching as a result of the acquisition of Summex on June 13, 2006. We generate revenue from our private portals through the licensing of these portals to employers and health plans either directly or through distributors. We also distribute our online content and services to other entities and generate revenue from these arrangements through the sale of advertising and sponsorship products and content syndication fees. The Company also provides e-detailing promotion and physician recruitment services for use by pharmaceutical, medical device and healthcare companies as a result of the acquisition of Medsite on September 11, 2006.

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

Certain Potential Transactions

As previously disclosed, HLTH currently intends to propose a transaction that would allow HLTH’s stockholders to participate more directly in the ownership of WebMD Common Stock. In that regard, the WebMD Board of Directors has formed a special committee (which we refer to as the Special Committee), consisting of Stanley S. Trotman, Jr. and Jerome C. Keller (two non-management members of WebMD’s Board who do not serve on HLTH’s Board of Directors), to evaluate and negotiate any potential transaction with HLTH. The Special Committee has retained Morgan Joseph & Co. Inc. as its financial advisor and Cahill Gordon & Reindel LLP as its legal counsel. HLTH has retained Raymond James & Associates, Inc. as its financial advisor and O’Melveny & Myers LLP as its legal counsel. There can be no assurance that any such transaction will be agreed upon or ultimately consummated.

The potential transaction that HLTH currently intends to propose to the Special Committee (which we refer to as the Potential Merger Transaction) would involve the merger of HLTH into WebMD, with WebMD being the surviving company. Each share of HLTH Common Stock would be converted, in the merger, into a combination of cash and WebMD Common Stock. HLTH expects the merger consideration to reflect, among other factors, an evaluation of the realizable values of the assets and liabilities of HLTH, other than its ownership of WebMD. HLTH expects that shares of WebMD Common Stock would constitute up to 50% of the merger consideration and their receipt would be tax free to HLTH stockholders. HLTH expects that the cash necessary to consummate the transaction would come from cash and cash equivalents on hand at HLTH and WebMD and from the proceeds of the sales by HLTH of its ViPS and Porex subsidiaries and possibly its 48% interest in EBS Master LLC. HLTH has received unsolicited preliminary indications of interest for each of these assets and intends to explore potential sales transactions (which we refer to as the Potential Sale Transactions). However, there can be no assurance that such exploration will result in any definitive agreement or transaction.

WebMD stockholders, other than HLTH, would continue to own their shares of WebMD Class A Common Stock following the Potential Merger Transaction, but would no longer be minority stockholders of a controlled company and the shares of WebMD Class B Common Stock currently owned by HLTH would be retired. In addition, as a result of the transaction, the amount of publicly traded WebMD Common Stock would be dramatically increased. However, HLTH anticipates that the total number of outstanding shares of WebMD Common Stock would be reduced in the transaction.

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

Changes in Health Plan Design; Health Management Initiatives.  While overall healthcare costs have been rising at a rapid annual rate, employers’ costs of providing healthcare benefits to their employees have been increasing at an even faster rate. In response to these increases, employers are seeking to shift a greater portion of healthcare costs onto their employees and to redefine traditional health benefits. Employers and health plans want to motivate their members and employees to evaluate their healthcare decisions more carefully in order to be more cost-effective. As employers continue to implement high deductible and consumer-directed healthcare plans (referred to as CDHPs) and related Health Savings Accounts (referred to as HSAs) to achieve these goals, we believe that they will continue to implement services like those we provide through our private online portals. In addition, health plans and employers have begun to recognize that encouraging the good health of their members and employees not only benefits the members and employees but also has financial benefits for the health plans and employers. Accordingly, many employers and health plans have been enhancing health management programs and taking steps to provide healthcare information and education to employees and members, including through online services.

Traffic to the WebMD Health Network.  During the past several years, an increasing portion of the page view traffic to The WebMD Health Network has come from Web sites that we own. This has resulted from increases in traffic to sites we own and acquisitions of additional sites, as well as from the expiration of relationships with certain third party sites that had carried our content and had been included in The WebMD Health Network, including the expiration of our relationship with the AOL division of Time Warner (“AOL”) on May 1, 2007. Under the agreement between WebMD and AOL, WebMD had provided healthcare content, tools and services for use on certain AOL properties. As a result of the expiration of that agreement, the monthly unique users and page view traffic from AOL is no longer a part of The WebMD Health Network. Additionally, revenues and earnings of approximately $5 million per year related to certain contractual guarantees also ended with the expiration of that agreement.

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

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in this model are expected dividend yield, expected volatility, risk-free interest rate and expected term. The expected volatility for stock options to purchase HLTH Common Stock is based on implied volatility from traded options of HLTH Common Stock combined with historical volatility of HLTH Common Stock. Prior to August 1, 2007, expected volatility for stock options to purchase the Company Class A Common Stock was based on implied volatility from traded options of stock of comparable companies combined with historical stock price volatility of comparable companies. Beginning on August 1, 2007, expected volatility is based on implied volatility from traded options of the Company Class A Common Stock combined with historical volatility of the Company Class A Common Stock.

•	Deferred Tax Assets. Our deferred tax assets are comprised primarily of net operating loss (“NOL”) carryforwards. At December 31, 2006, we had NOL carryforwards of approximately $676,000 on a separate return basis. At December 31, 2006, we had NOL carryforwards of $247,000 on a legal entity basis. This reflects the utilization of approximately $430,000 by the HLTH consolidated group as a result of the sale of certain HLTH businesses. Subject to certain limitations, these loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. As of September 30, 2007, a valuation allowance has been provided against all net deferred taxes, except for a deferred tax liability originating from business combinations that resulted in tax deductible goodwill. The valuation allowance was established because of the uncertainty of realization of the deferred tax assets due to a lack of sufficient history of generating taxable income. Realization is dependent upon generating sufficient taxable income prior to the expiration of the NOL carryforwards in future periods. Although realization is not currently assured, management evaluates the need for a valuation allowance each quarter, and in the future, should management determine that realization of net deferred tax assets is more likely than not, some or all of the valuation allowance will be reversed and our effective tax rate may be reduced by such reversal.

•	Transactions with HLTH. As discussed further below, our expenses reflect a services fee for an allocation of costs for corporate services provided by HLTH. Our expenses also reflect the allocation of a portion of the cost of HLTH’s healthcare plans and the allocation of stock-based compensation expense related to restricted stock awards and other stock-based compensation. We are included in the consolidated federal tax return filed by HLTH. During February and September 2007, we received reimbursements of $140,000 and $9,862, respectively, pursuant to our tax sharing agreement related to our NOL carryforwards utilized by HLTH in connection with gains related to the sale of certain HLTH businesses. Additionally, our revenue includes revenue from HLTH for services we provide.

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

On February 15, 2006, the Tax Sharing Agreement was amended to provide that HLTH will compensate us for any use of our NOLs as a result of certain extraordinary transactions, as defined in the Tax Sharing Agreement, including the sales by HLTH of its Emdeon Business Services (“EBS”) and Emdeon Practice Services (“EPS”) operating segments.

On September 14, 2006, HLTH completed the sale of EPS for approximately $565,000 in cash (“EPS Sale”). On November 16, 2006, HLTH completed the sale of a 52% interest in EBS for approximately $1,200,000 in cash (“EBS Sale”). HLTH recognized a taxable gain on the sale of EPS and EBS and utilized a portion of its federal NOL carryforwards to offset the gain on these transactions. Under the tax sharing agreement between HLTH and us, we were reimbursed for our NOL carryforwards utilized by HLTH in these transactions at the current federal statutory rate of 35%. During February 2007, HLTH reimbursed us $140,000 as an estimate of the payment required pursuant to the tax sharing agreement with respect to the EPS Sale and the EBS Sale, which was subject to adjustment in connection with the filing of the applicable tax returns. During September 2007, HLTH finalized the NOL carryforward attributable to us that was utilized as a result of the EPS Sale and EBS Sale and reimbursed us an additional $9,862. These reimbursements were recorded as capital contributions which increased additional paid-in-capital at December 31, 2006 and September 30, 2007, respectively.

Charges from the Company to HLTH:

Revenue:  We sell certain of our products and services to HLTH businesses. These amounts are included in revenue during the three and nine months ended September 30, 2007. We charge HLTH rates comparable to those charged to third parties for similar products and services.

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

Stock-Based Compensation Expense:  Stock-based compensation expense is related to stock option issuances and restricted stock awards of HLTH Common Stock that have been granted to certain of our employees. Stock-based compensation expense is allocated on a specific employee identification basis. The expense is reflected in our consolidated statements of operations in the same expense captions as the related salary costs of those employees. The allocation of stock-based compensation expense related to HLTH Common Stock is recorded as a capital contribution in additional paid-in capital.

The following table summarizes the allocations reflected in our consolidated financial statements:

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Charges from the Company to HLTH:
Intercompany revenue	$63	$125	$188	$416
Charges from HLTH to the Company:
Corporate services — shared services allocation	845	792	2,470	2,476
Healthcare expense	1,499	1,093	4,301	2,917
Stock-based compensation expense	806	1,410	1,926	4,971

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

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	$	%	$	%	$	%	$	%

Revenue	$87,198	100.0	$66,645	100.0	$238,639	100.0	$173,308	100.0
Costs and expenses:
Cost of operations	31,130	35.7	26,945	40.4	90,749	38.0	77,371	44.6
Sales and marketing	22,459	25.8	20,472	30.7	67,258	28.2	52,941	30.5
General and administrative	15,388	17.6	13,476	20.2	46,874	19.6	37,931	21.9
Depreciation and amortization	7,086	8.1	5,085	7.6	20,021	8.4	12,627	7.3
Interest income	3,486	4.0	1,221	1.7	8,522	3.6	4,137	2.3

Income (loss) before income tax provision	14,621	16.8	1,888	2.8	22,259	9.4	(3,425)	(2.0)
Income tax provision (benefit)	3,129	3.6	1,398	2.1	4,671	2.0	(3)	—

Net income (loss)	$11,492	13.2	$490	0.7	$17,588	7.4	$(3,422)	(2.0)

Revenue is derived from our two business segments: Online Services and Publishing and Other Services. Our Online Services segment derives revenue from advertising, sponsorship (including online CME services), e-detailing promotion and physician recruitment services, content syndication and distribution, and licenses of private online portals to employers, healthcare payers and others, along with related services including lifestyle education and personalized telephonic health coaching. Our Publishing and Other Services segment derives revenue from sales of, and advertising in, our physician directories, subscriptions to our professional medical reference textbooks, and advertisements in WebMD the Magazine. As a result of the acquisition of the assets of Conceptis, we also generated revenue from in-person CME programs in 2006. As of December 31, 2006, these services were no longer offered by WebMD.

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

Our discussions throughout this MD&A reference certain non-cash expenses. The following is a summary of our principal non-cash expenses:

•	Non-cash advertising expense. Expense related to the use of our prepaid advertising inventory that we received from News Corporation in exchange for equity instruments that HLTH issued in connection with an agreement it entered into with News Corporation in 1999 and subsequently amended in 2000. This non-cash advertising expense is included in cost of operations when we utilize this advertising inventory in conjunction with offline advertising and sponsorship programs and is included in sales and marketing expense when we use the asset for promotion of our brand.

•	Non-cash stock-based compensation expense. Expense related to awards of our restricted Class A Common Stock and awards of employee stock options, as well as awards of restricted HLTH common stock and awards of HLTH stock options that have been granted to certain of our employees. Expense also related to shares issued to our non-employee directors. Non-cash stock-based compensation expense is reflected in the same expense captions as the related salary costs of the respective employees.

The following table is a summary of our non-cash expenses included in the respective statements of operations captions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Advertising expense:
Sales and marketing	$169	$1,660	$2,489	$4,454

Total advertising expense	$169	$1,660	$2,489	$4,454

Stock-based compensation expense:
Cost of operations	$1,597	$2,362	$4,159	$7,111
Sales and marketing	1,252	1,598	3,889	4,610
General and administrative	2,838	3,261	7,544	9,519

Total stock-based compensation expense	$5,687	$7,221	$15,592	$21,240

Three and Nine Months Ended September 30, 2007 and 2006

The following discussion is a comparison of our results of operations on a consolidated basis for the three and nine months ended September 30, 2007 and 2006.

Revenue

Our total revenue increased 30.8% and 37.7% to $87,198 and $238,639 in the three and nine months ended September 30, 2007, respectively, from $66,645 and $173,308 during the same periods last year. The acquisitions of Subimo, Medsite and Summex completed in 2006 contributed $8,865 and $27,817 to the increases in revenue for the three and nine months ended September 30, 2007. Online Services accounted for $20,632 and $67,243 of the revenue increases for the three and nine months ended September 30, 2007, respectively, offset by decreases of $79 and $1,912 within Publishing and Other Services for the three and nine months ended September 30, 2007, respectively.

Costs and Expenses

Cost of Operations.  Cost of operations increased to $31,130 and $90,749 in the three and nine months ended September 30, 2007, respectively, from $26,945 and $77,371 during the same periods last year. As a percentage of revenue, cost of operations were 35.7% and 38.0% in the three and nine months ended

September 30, 2007, respectively, compared to 40.4% and 44.6% in the same periods last year. Included in cost of operations in 2007 were non-cash expenses related to stock-based compensation of $1,597 and $4,159 during the three and nine months ended September 30, 2007, respectively, compared to $2,362 and $7,111 during the same periods last year. The decrease in non-cash expenses during the three and nine month periods compared to the same periods last year were primarily related to the graded vesting methodology used in determining stock-based compensation expense relating to the Company’s stock options and restricted stock granted at the time of the initial public offering. Cost of operations excluding non-cash expense was $29,533 and $86,590 in the three and nine months ended September 30, 2007, respectively, or 33.9% and 36.3% of revenue, compared to $24,583 and $70,260, or 36.9% and 40.5% of revenue during the same periods last year. The increase in absolute dollars was primarily attributable to increases in compensation related costs due to higher staffing levels and outside personnel expenses relating to our Web site operations and development and expenses relating to our acquisitions of Summex, Medsite and Subimo. The decrease as a percentage of revenue was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in cost of operations expense.

Sales and Marketing.  Sales and marketing expense increased to $22,459 and $67,258 in the three and nine months ended September 30, 2007, respectively, from $20,472 and $52,941 in the same periods last year. As a percentage of revenue, sales and marketing expense was 25.8% and 28.2% for the three and nine months ended September 30, 2007, respectively, compared to 30.7% and 30.5% during the same periods last year. Included in sales and marketing expense were non-cash expenses related to advertising of $169 and $2,489 in the three and nine months ended September 30, 2007, compared to $1,660 and $4,454 in the three and nine months ended September 30, 2006, respectively. Non-cash advertising expense decreased during the three and nine months ended September 30, 2007 compared to 2006 due to lower utilization of our prepaid advertising inventory. Also included in sales and marketing expense were non-cash expenses related to stock-based compensation of $1,252 and $3,889 in the three and nine months ended September 30, 2007, respectively, compared to $1,598 and $4,610 in the same periods last year. The decrease in non-cash stock-based compensation expense for the nine months ended September 30, 2007 was primarily related to the graded vesting methodology used in determining stock-based compensation expense relating to the Company’s stock options and restricted stock granted at the time of the initial public offering. Sales and marketing expense, excluding non-cash expenses, was $21,038 and $60,880 or 24.1% and 25.5% of revenue in the three and nine months ended September 30, 2007, respectively, compared to $17,214 and $43,877 or 25.8% and 25.3% of revenue in the same periods last year. The increase in absolute dollars was primarily attributable to an increase in compensation related costs due to increased staffing and sales commissions related to higher revenue and to expenses related to our acquisitions of Summex, Medsite and Subimo. The decrease as a percentage of revenue for the three months ended September 30, 2007 was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in sales and marketing expense.

General and Administrative.  General and administrative expense increased to $15,388 and $46,874 in the three and nine months ended September 30, 2007, respectively, from $13,476 and $37,931 in the same periods last year. As a percentage of revenue, general and administrative expense was 17.6% and 19.6% for the three and nine months ended September 30, 2007, respectively, compared to 20.2% and 21.9% during the same periods last year. Included in general and administrative expense during the three and nine months ended September 30, 2007 was non-cash stock-based compensation expense of $2,838 and $7,544, respectively, compared to $3,261 and $9,519 in the same periods last year. The decrease in non-cash stock-based compensation expense was primarily due to the graded vesting methodology used in determining stock-based compensation expense relating to the Company’s stock options and restricted stock granted at the time of the initial public offering. General and administrative expense, excluding non-cash expenses, was $12,550 and $39,330 or 14.4% and 16.5% of revenue in the three and nine months ended September 30, 2007, respectively, compared to $10,215 and $28,412 or 15.3% and 16.4% of revenue in the same periods last year. The increase in absolute dollars was primarily attributable to an increase in compensation related costs due to increased staffing levels and outside personnel expenses and expenses relating to our acquisitions of Summex, Medsite and Subimo.

Depreciation and Amortization.  Depreciation and amortization expense increased to $7,086 and $20,021 in the three and nine months ended September 30, 2007, respectively, from $5,085 and $12,627 in the same periods last year. The increase over the prior year periods was primarily due to depreciation expense relating to capital expenditures in 2006 and 2007, as well as amortization of intangible assets relating to the Subimo, Medsite and Summex acquisitions.

Interest Income.  Interest income increased to $3,486 and $8,522 in the three and nine months ended September 30, 2007, respectively, from $1,221 and $4,137 in the same periods last year. The increases over the prior year periods relate to the increased cash available for investment.

Income Tax Provision.  The income tax provision of $3,129 and $4,671 for the three and nine months ended September 30, 2007, respectively, and income tax provision (benefit) of $1,398 and ($3) for the three and nine months ended September 30, 2006, respectively, include expenses and benefits related to federal, state and other jurisdictions including an annual projected deferred tax expense related to a portion of our goodwill that is deductible for tax purposes. The benefit for the nine months ended September 30, 2006 relates to the pre-tax loss in the prior year period.

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

The following table presents the results of our operations for each of our operating segments and a reconciliation to net income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue
Online Services:
Advertising and sponsorship	$59,087	$43,534	$158,944	$112,513
Licensing	20,001	14,569	59,915	38,315
Content syndication and other	490	843	2,027	2,815

Total Online Services	79,578	58,946	220,886	153,643
Publishing and Other Services	7,620	7,699	17,753	19,665

	$87,198	$66,645	$238,639	$173,308

Earnings before interest, taxes, depreciation, amortization and other non-cash items
Online Services	$21,948	$12,727	$48,982	$29,594
Publishing and Other Services	2,129	1,906	2,857	1,165

	24,077	14,633	51,839	30,759
Interest, taxes, depreciation, amortization and other non-cash items
Interest income	3,486	1,221	8,522	4,137
Depreciation and amortization	(7,086)	(5,085)	(20,021)	(12,627)
Non-cash advertising	(169)	(1,660)	(2,489)	(4,454)
Non-cash stock-based compensation	(5,687)	(7,221)	(15,592)	(21,240)
Income tax (provision) benefit	(3,129)	(1,398)	(4,671)	3

Net income (loss)	$11,492	$490	$17,588	$(3,422)

The following discussion is a comparison of the results of operations for our two operating segments for the three and nine months ended September 30, 2007 and 2006.

Online Services.  Revenues were $79,578 and $220,886 for the three and nine month ended September 30, 2007, respectively, an increase of $20,632 and $67,243 or 35.0% and 43.8% from the same periods last year. Advertising and sponsorship revenue increased $15,553 or 35.7% and $46,431 or 41.3% for the three and nine months ended September 30, 2007, respectively, compared to the same periods last year. The increase in advertising and sponsorship revenue was primarily attributable to an increase in the number of brands and sponsored programs promoted on our sites as well as the acquisition of Medsite in September 2006. The acquisition of Medsite contributed $4,078 and $13,299 of advertising and sponsorship revenue for the three and nine months ended September 30, 2007, respectively. Including the Medsite acquisition, the number of such brands and programs grew to approximately 500 compared to approximately 460 last year. Licensing revenue increased $5,432 or 37.3% and $21,600 or 56.4% for the three and nine months ended September 30, 2007, respectively, compared to the same periods last year. This increase was due to an increase in the number of companies using our private portal platform to 112 from 91 last year. We also have approximately 150 additional customers who purchase stand alone decision support services from us as a result of the acquisitions completed in 2006. The acquisitions of Summex and Subimo contributed $4,787 and $14,518 in licensing revenue for the three and nine months ended September 30, 2007, respectively. Summex licensing revenue for the three and nine months ended September 30, 2006 was $1,599 and $1,889. Content syndication and other revenue decreased to $490 and $2,027 during the three and nine months ended September 30, 2007, respectively, from $843 and $2,815 during the same periods last year.

Our Online Services earnings before interest, taxes, depreciation, amortization and other non-cash items was $21,948 and $48,982 for the three and nine months ended September 30, 2007, respectively, or 27.6% and 22.2% of revenue, respectively, compared to $12,727 and $29,594 or 21.6% and 19.3% of revenue in the same periods last year. This increase as a percentage of revenue was primarily due to higher revenue from the increase in number of brands and sponsored programs in our public portals as well as the increase in companies using our private online portal without incurring a proportionate increase in overall expenses, due to the benefits achieved from our infrastructure investments as well as acquisition synergies.

Publishing and Other Services.  Revenues were $7,620 and $17,753 during the three and nine months ended September 30, 2007, respectively, compared to $7,699 and $19,665 in the same periods last year. The decrease was primarily attributable to the Company’s decision to discontinue offline CME products.

Our Publishing and Other Services earnings before interest, taxes, depreciation, amortization and other non-cash items was $2,129 and $2,857 during the three and nine months ended September 30, 2007, compared to $1,906 and $1,165 during the same periods last year. These changes were primarily attributable to a change in mix of revenues to higher margin products compared to the same periods last year.

Liquidity and Capital Resources

As of September 30, 2007, we had $277,614 of cash and cash equivalents and short-term investments. Our working capital as of September 30, 2007 was $248,319. Our working capital is affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities during the nine months ended September 30, 2007 was $72,774, primarily as a result of net income of $17,588, adjusted for non-cash expenses of $40,077, which included depreciation and amortization, non-cash advertising expense, deferred income taxes and non-cash stock-based compensation expense. Additionally, changes in working capital provided cash flow of $15,109, primarily due to a decrease in accounts receivable of $14,648, an increase in deferred revenue of $3,207 and an increase in amounts due to HLTH of $5,223, partially offset by a decrease in accrued expenses and other long-term liabilities of $7,463. Cash provided by operating activities during the nine months ended September 30, 2006 was $43,402, primarily as a result of net loss of $3,422, adjusted for non-cash expenses of $37,410 which included depreciation and amortization, non-cash advertising expense, deferred income taxes and non-cash stock-based compensation expense. Additionally, changes in working capital provided cash flow of $9,414, primarily due to an increase in deferred revenue of $14,517 and an increase in amounts due to HLTH of $8,213, partially offset by an increase in accounts receivable of $8,311 and an increase in other assets of $4,461.

Cash used in investing activities during the nine months ended September 30, 2007 was $103,984 which primarily related to net purchases of available-for-sale securities of $90,410 and investments in property and equipment of $13,574 primarily to enhance our technology platform. Cash used in investing activities during the nine months ended September 30, 2006 was $74,591, which primarily related to net maturities and sales of available-for-sale securities of $39,000, the acquisitions of Medsite, Summex and eMedicine and investments in property and equipment primarily to enhance our technology platform.

Cash provided by financing activities during the nine months ended September 30, 2007 principally related to net cash transfers with HLTH of $155,119, which included $149,862 received from HLTH related to the utilization of the Company’s NOLs, a tax benefit related to stock option deductions of $655 and proceeds from the issuance of common stock of $8,490.

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

We believe that our available cash resources and future cash flow from operations will provide sufficient cash resources to meet the commitments described above and to fund our currently anticipated working capital and capital expenditure requirements for up to twenty-four months. Our future liquidity and capital requirements will depend upon numerous factors, including retention of customers at current volume and revenue levels, our existing and new application and service offerings, competing technological and market developments, and potential future acquisitions. In addition, our ability to generate cash flow is subject to numerous factors beyond our control, including general economic, regulatory and other matters affecting us and our customers. We plan to continue to enhance the relevance of our online services to our audience and sponsors and to continue to invest in acquisitions, strategic relationships, facilities and technological infrastructure and product development. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. We cannot assure you that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders. Future indebtedness may impose various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

The above discussion does not consider any impact that the Potential Merger Transaction may have on our liquidity. As discussed earlier in this MD&A, HLTH indicated that it is planning to propose a transaction to a Special Committee of our Board of Directors, which would involve the merger of HLTH into our Company for a combination of cash and WebMD Common Stock. HLTH expects that the cash necessary to consummate the potential transaction would come from cash and cash equivalents on hand at HLTH and WebMD and from the proceeds of the sales by HLTH of its ViPS and Porex subsidiaries and possibly its 48% interest in EBS Master LLC. HLTH has received preliminary, non-binding indications of interest for each of these assets and intends to explore potential sale transactions. There can be no assurance that such exploration will result in any definitive agreement or transaction. Additionally, we cannot yet determine the effect that these transactions will have on our liquidity until the transaction terms have been negotiated.

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

We face significant competition for our products and services

The markets in which we operate are intensely competitive, continually evolving and, in some cases, subject to rapid change.

•	Our public portals face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. We compete for users with online services and Web sites that provide health-related information, including both commercial sites and not-for-profit sites. We compete for advertisers and sponsors with both health-related Web sites and general purpose consumer online services and portals and other high-traffic Web sites that include both healthcare-related and non-healthcare-related content and services.

•	Our private portals compete with providers of healthcare decision-support tools and online health management applications; wellness and disease management vendors; and health information services and health management offerings of healthcare benefits companies and their affiliates.

•	Our Publishing and Other Services segment’s products and services compete with numerous other online and offline sources of healthcare information, including traditional medical reference publications, print journals and other specialized publications targeted to physicians, some of which have a more complete range of titles and better access to traditional distribution channels than we have.

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

Lengthy sales and implementation cycles for our private online portals make it difficult to forecast our revenues from these applications and may have an adverse impact on our business

The period from our initial contact with a potential client for a private online portal and the first purchase of our solution by the client is difficult to predict. In the past, this period has generally ranged from six to 12 months, but in some cases has been longer. These sales may be subject to delays due to a client’s internal procedures for approving large expenditures and other factors beyond our control. The time it takes to implement a private online portal is also difficult to predict and has lasted as long as six months from contract execution to the commencement of live operation. Implementation may be subject to delays based on the availability of the internal resources of the client that are needed and other factors outside of our control. As a result, we have limited ability to forecast the timing of revenue from new clients. This, in turn, makes it more difficult to predict our financial performance from quarter to quarter.

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

Failure to maintain our CME accreditation could adversely affect our ability to provide online CME offerings

Our CME activities are planned and implemented in accordance with the Essential Areas and Policies of the Accreditation Council for Continuing Education, or ACCME, which oversees providers of CME credit, and other applicable accreditation standards. In August 2007, the ACCME revised its standards for commercial support of CME. The revised standards are intended to ensure, among other things, that CME activities of ACCME-accredited providers, such as Medscape, are independent of “commercial interests,” which are now defined as entities that are producing, marketing, re-selling or distributing health care goods and services. “Commercial interests” are prohibited from being accredited providers of CME, and no entity owned or controlled by a “commercial interest” can be accredited by the ACCME. In addition, the revised standards also provide that accredited CME providers may not place their CME content on websites owned or controlled by a “commercial interest.”

As a result of the revised standards, Medscape is implementing adjustments to the structure, management and operation of Medscape and its CME programs intended to ensure that Medscape and its CME programs are independent of WebMD promotional activities as required by the revised standards. ACCME requires accredited providers to implement any corporate structural changes necessary to meet the revised standards regarding the definition of “commercial interest” by August 2009, and those relating to placing CME content on websites owned or controlled by “commercial interests” by January 1, 2008. We believe that the adjustments we are making to our Medscape business will meet the revised standards. However, we cannot be certain whether ACCME will find that these adjustments are sufficient to meet the revised standards or predict whether the ACCME may impose additional requirements.

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

We are included in HLTH’s consolidated tax return and, as a result, both we and HLTH may use each other’s net operating loss carryforwards

Due to provisions of the U.S. Internal Revenue Code and applicable Treasury regulations relating to the manner and order in which net operating loss carryforwards are utilized when filing consolidated tax returns, a portion of our net operating loss carryforwards may be required to be utilized by HLTH before HLTH would be permitted to utilize its own net operating loss carryforwards. Correspondingly, in some situations, such as where HLTH’s net operating loss carryforwards were generated first, we may be required to utilize a portion of HLTH’s net operating loss carryforwards before we would have to utilize our own net operating loss carryforwards. Under our tax sharing agreement with HLTH, neither we nor HLTH is obligated to reimburse the other for the tax savings attributable to the utilization of the other party’s net operating loss carryforwards, except that HLTH has agreed to compensate us for any use of our net operating losses that may result from certain extraordinary transactions, including the sales in 2006 of its Business Services and Practice Services operating segments (for which compensation has been received). Accordingly, although we may obtain a benefit if we are required to utilize HLTH’s net operating loss carryforwards, we may suffer a detriment to the extent that HLTH is required to utilize our net operating loss carryforwards. The amount of each of our and HLTH’s net operating loss carryforwards that ultimately could be utilized by the other party will depend on the timing and amount of taxable income earned by us and HLTH in the future, which we are unable to predict. Correspondingly, we are not able to predict whether we or HLTH will be able to utilize our respective net operating loss carryforwards before they expire or whether there will be a net benefit to HLTH or to us.

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

Risks Related to Certain Potential Transactions

HLTH’s plan to propose the Potential Merger Transaction may not result in any transaction being agreed upon or, even if agreement is reached, may not result in any transaction being successfully completed

As previously disclosed, HLTH currently intends to propose the Potential Merger Transaction to the Special Committee of WebMD’s Board of Directors formed to evaluate and negotiate any such potential transaction with HLTH. That process may or may not result in a definitive agreement with respect to the Potential Merger Transaction. In addition, even if a definitive agreement is entered into, our ability to complete such a transaction will depend on numerous factors, some of which are outside of our control. Even if a transaction is completed, there can be no assurance that it will achieve the benefits contemplated by the parties or those expected by their respective securityholders. Furthermore, the process of exploring the Potential Merger Transaction may be more time consuming and expensive than we currently anticipate.

There may be negative impacts on HLTH and WebMD as a result of proposing the Potential Merger Transaction

As a result of HLTH’s intention to propose the Potential Merger Transaction and the process expected to follow from that, the financial results and operations of HLTH and WebMD may be adversely affected by the diversion of management resources to that process and uncertainty regarding the outcome of the process. For example, such process could lead us to lose or fail to attract employees, customers or business partners. Although we intend to take steps to address these risks, there can be no assurance that any such losses or distractions will not adversely affect the operations or financial results of HLTH and WebMD.

We cannot assure you that the decision to explore the Potential Sale Transactions will result in us pursuing a transaction or that any such transaction would be successfully completed

As previously disclosed, HLTH has received unsolicited preliminary indications of interest for each of ViPS, Porex and its 48% interest in EBS Master LLC and it currently intends to explore Potential Sale Transactions involving those assets. That process may or may not result in agreements with respect to one or more Potential Sale Transactions. In addition, HLTH’s ability to complete any Potential Sale Transactions, if its Board decides to pursue them, will depend on numerous factors, some of which are outside of its control, including factors affecting the availability of financing for transactions or the financial markets in general.

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

Principal amounts expected to mature are $99.9 million during 2007.

We have not utilized derivative financial instruments in our investment portfolio.

ITEM 4.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of September 30, 2007.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in WebMD’s internal control over financial reporting occurred during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1A.	Risk Factors

The risk factors contained in Part I, Item 2 of this Quarterly Report under the heading “Factors That May Affect Our Future Financial Condition or Results of Operations — Risks Relating to Certain Potential Transactions” are incorporated herein by this reference.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

During the three months ended September 30, 2007, 12,294 shares were withheld from WebMD Restricted Stock that vested on September 28, 2007, in order to satisfy withholding tax requirements related to the vesting of the awards. The value of these shares was determined based on $52.10 per share, the closing price of our Class A common stock on September 28, 2007. These were the only repurchases of equity securities made by us during the three months ended September 30, 2007. We do not have a repurchase program.

ITEM 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on September 18, 2007, our stockholders voted with respect to the following matters:

•	Proposal 1 —

To elect as Class I directors for a two-year term:
Mark J. Adler, M.D.	— votes FOR	248,381,306
	— votes withheld	55,404
Neil F. Dimick	— votes FOR	248,141,467
	— votes withheld	295,243
James V. Manning	— votes FOR	248,145,384
	— votes withheld	291,326
To elect as Class II directors for a three-year term:
Wayne T. Gattinella	— votes FOR	248,363,930
	— votes withheld	70,780
Abdool Rahim Moossa, M.D.	— votes FOR	248,381,306
	— votes withheld	55,404
Stanley S. Trotman, Jr.	— votes FOR	248,145,344
	— votes withheld	291,366
To elect as Class III directors for a one-year term:
Jerome C. Keller	— votes FOR	248,365,930
	— votes withheld	70,780
Martin J. Wygod.	— votes FOR	248,366,290
	— votes withheld	70,420

•	Proposal 2 — To ratify and approve an amendment to WebMD’s 2005 Long-Term Incentive Plan to increase the number of shares of WebMD Class A Common Stock issuable under that Plan by 1,850,000 shares, to a total of 9,000,000 shares:

Votes FOR:	243,597,827
Votes AGAINST:	2,340,272
Abstentions:	19,086
Broker non-votes:	2,479,526

•	Proposal 3 — To ratify the appointment of Ernst & Young LLP as the independent registered public accounting firm to serve as our independent auditor for the fiscal year ending December 31, 2007:

Votes FOR:	248,380,481
Votes AGAINST:	39,058
Abstentions:	17,170
Broker non-votes:	0

As a result, the individuals listed above for Proposal 1 were elected for the respective terms indicated and Proposals 2 and 3 were each approved. For each director and for Proposal 2, the totals include 240,500,000 votes cast FOR by HLTH, the holder of all of the outstanding shares of WebMD Class B Common Stock.

ITEM 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WebMD Health Corp.

By:	/s/ Mark D. Funston
Mark D. Funston
Executive Vice President and
Chief Financial Officer

Date: November 9, 2007

EXHIBIT INDEX

Exhibit No.		Description

3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form 8-A filed by the Registrant on September 29, 2005 (the “Form 8-A”))
3.2		By-laws of the Registrant (incorporated by reference to Exhibit 99.2 to the Form 8-A)
10	.1*	Amended and Restated WebMD Health Corp. 2005 Long-Term Incentive Plan**
31	.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31	.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32	.1*	Section 1350 Certification of Chief Executive Officer of Registrant
32	.2*	Section 1350 Certification of Chief Financial Officer of Registrant

*	Filed herewith.

**	Relates to management compensation.

E-1