Form 10-K
period 2007-12-31
WebMD Health Corp.
filed 2008-02-29
CIK 1326583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-51547

WebMD Health Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-2783228
(State of incorporation)	(I.R.S. employer identification no.)

111 Eighth Avenue New York, New York (Address of principal executive office)	10011 (Zip code)
(212) 624-3700
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC (Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐     No ☑

As of June 29, 2007, there were 8,599,482 shares of registrant’s Class A Common Stock outstanding and 48,100,000 shares of registrant’s Class B Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant was approximately $379,472,000 (based on the closing price of the common stock of $47.07 per share on that date, as reported on the Nasdaq Global Select Market and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates).

As of February 25, 2008, there were 9,452,880 shares of Class A Common Stock outstanding (including unvested shares of restricted Class A Common Stock) and 48,100,000 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s definitive proxy statement to be filed with the Commission relating to the registrant’s 2008 Annual Meeting of Stockholders is incorporated by reference into Part III.

WebMD®, WebMD Health®, Medscape®, CME Circle®, Medpulse®, eMedicine®, MedicineNet®, theheart.org®, RxList®, The Little Blue Booktm, Select Quality Care®, Summex®, Medsite® and WebMD Health and Benefits Managersm are among the trademarks of WebMD Health Corp. or its subsidiaries.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. The following important risks and uncertainties could affect our future results, causing those results to differ materially from those expressed in our forward-looking statements

•	the failure to achieve sufficient levels of usage of our public portals;

•	failure to achieve sufficient levels of utilization and market acceptance of new or updated products and services;

•	difficulties in forming and maintaining relationships with customers and strategic partners;

•	the inability to successfully deploy new or updated applications or services;

•	the anticipated benefits from acquisitions not being fully realized or not being realized within the expected time frames;

•	the inability to attract and retain qualified personnel;

•	general economic, business or regulatory conditions affecting the healthcare, information technology and Internet industries being less favorable than expected; and

•	the Risk Factors described in Item 1A of this Annual Report.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other factors, including unknown or unpredictable ones, also could have material adverse effects on our future results.

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

WebMD’s private portals are licensed to employers and health plans for use by their employees and members. These private portals are not part of The WebMD Health Network, do not involve advertising or sponsorship by third parties, and their users and page views are not included in measurements of The WebMD Health Network’s traffic volume.

PART I

Item 1.	Business

INTRODUCTION

General Information

WebMD Health Corp. is a Delaware corporation that was incorporated on May 3, 2005 under the name WebMD Health Holdings, Inc. Our principal executive offices are located at 111 Eighth Avenue, New York, New York 10011 and our telephone number is (212) 624-3700.

Our Class A Common Stock, which has one vote per share, began trading on the Nasdaq National Market under the symbol “WBMD” on September 29, 2005 and now trades on a successor market, the Nasdaq Global Select Market. For additional information regarding our initial public offering, see Notes 1 and 4 to the Consolidated Financial Statements included in this Annual Report. As of the date of this Annual Report, HLTH Corporation owns all 48,100,000 shares of our Class B Common Stock, which has five votes per share. As of the date of this Annual Report, the Class B Common Stock owned by HLTH represents approximately 84.1% of our outstanding Common Stock and, since our Class B Common Stock has five votes per share and our Class A Common Stock has one vote per share, represents approximately 96.2% of the combined voting power of our outstanding Common Stock.

On February 20, 2008, HLTH and WebMD entered into a Merger Agreement, pursuant to which HLTH will merge into WebMD, with WebMD continuing as the surviving company (which we refer to as the HLTH Merger). HLTH and WebMD will each be seeking stockholder approval of the HLTH Merger. HLTH has also announced that it intends to divest its ViPS and Porex businesses. For additional information, see “Recent Developments — HLTH Merger” below.

Available Information

We make available free of charge at www.wbmd.com (in the “Investor Relations” section) copies of materials we file with, or furnish to, the Securities and Exchange Commission, or SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. HLTH makes available free of charge at www.hlth.com (in the “Investor Relations” section) copies of materials it files with, or furnishes to, the SEC, as soon as reasonably practicable after it electronically files such materials with, or furnishes them to, the SEC.

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

The WebMD Health Network consists of the public portals that we own, such as www.WebMD.com (which we sometimes refer to as WebMD Health), our primary public portal for consumers, and www.Medscape.com (which we sometimes refer to as Medscape from WebMD), our primary public portal for physicians and other healthcare professionals, as well as third party sites through which we provide our branded health and wellness content, tools and services. The WebMD Health Network does not include our private portals for employers and health plans, which are described below. In 2007, The WebMD Health Network had an average of more than 41.8 million unique monthly users and generated over 3.6 billion aggregate page views.

WebMD Health and our other consumer portals help consumers take an active role in managing their health by providing objective healthcare and lifestyle information. WebMD content offerings for consumers include access to health and wellness news articles and features, and decision-support services that help them make better informed decisions about treatment options, health risks and healthcare providers. Medscape from WebMD and our other portals for healthcare professionals help them improve their clinical knowledge and practice of medicine. The original content of our professional sites, including daily medical news, commentary, conference coverage, expert columns and CME activities, are written by authors from widely respected academic institutions and edited and managed by our in-house editorial staff.

Our public portals generate revenue primarily through the sale of advertising and sponsorship products, as well as CME services which are described below. We do not charge user fees for access to our public portals. We develop programs that target specific groups of health-involved consumers, clinically-active physicians and other healthcare professionals and place these programs on the most relevant areas of The WebMD Health Network so that our advertisers and sponsors are able to reach, educate and inform these target audiences. Our advertisers and sponsors consist primarily of pharmaceutical, biotechnology and medical device companies and consumer products companies whose products relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention.

Our private portal products enable employees and health plan members to make more informed benefit, treatment and provider decisions. We provide a secure, personalized user experience by integrating individual user data (including personal health information), plan-specific data from our employer or health plan clients and much of the content, decision-support technology and personal communication services that we make available through our public portals. These applications are typically accessed through a client’s Web site or intranet and provide secure access for employees and plan members. We also provide personalized telephonic health coaching. We market our private portal products through both our direct sales force and through selected distributors.

We generate revenue from our private portals primarily through the licensing of our products to employers and health plans, either directly or through our distributors. Our private portals do not display or generate revenue from advertising or sponsorship. Our public portals and our private portals constitute our Online Services segment.

In addition to our online presence, we have a Publishing and Other Services segment that provides complementary offline health publications. Our offline publications also increase awareness of our brand among consumers, physicians and other healthcare professionals. These publications include The WebMD Little Blue Book, a physician directory, and WebMD the Magazine, a consumer publication that we distribute free of charge to physician office waiting rooms.

For additional information regarding the results of operations of each of our segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations by Operating Segment” and Note 8 to our Consolidated Financial Statements included in this Annual Report.

Recent Developments

HLTH Merger.  On February 20, 2008, HLTH and WebMD entered into a Merger Agreement, pursuant to which HLTH will merge into WebMD, with WebMD continuing as the surviving company. In the HLTH Merger, each outstanding share of HLTH common stock will be converted into 0.1979 shares of WebMD common stock and $6.89 in cash, which cash amount is subject to downward adjustment as described below (we refer to this as the Merger Consideration). The shares of WebMD Class A Common Stock currently outstanding will remain outstanding and will be unchanged in the HLTH Merger. If the HLTH Merger is consummated, it will eliminate both the controlling class of WebMD stock held by HLTH and WebMD’s existing dual-class stock structure. The terms of the Merger Agreement were negotiated between HLTH and a Special Committee of the Board of Directors of WebMD. The Merger Agreement was approved by the Board of WebMD based on the recommendations of the Special Committee and by the Board of HLTH.

The cash portion of the Merger Consideration will be funded from cash and investments at WebMD and HLTH, and proceeds from HLTH’s anticipated sales of its ViPS and Porex businesses. ViPS provides healthcare data management, analytics, decision-support and process automation solutions and related information technology services to governmental, Blue Cross Blue Shield and commercial healthcare payers. Porex is a developer, manufacturer and distributor of proprietary porous plastic products and components used in healthcare, industrial and consumer applications. As previously announced, HLTH has received significant interest from potential strategic buyers for both ViPS and Porex and will be seeking formal offers for these businesses from potential buyers. The cash portion of the Merger Consideration is subject to downward adjustment prior to closing, based on the amount of proceeds received from the disposition of HLTH’s investment in certain auction rate securities (ARS), which, under the terms of the Merger Agreement, must be liquidated by HLTH prior to the closing of the HLTH Merger. We cannot predict, at this time, the amount of such downward adjustment. HLTH had approximately $195 million of investments in certain ARS, excluding any ARS investments held by WebMD as of the date of this Annual Report. As described more fully below, the types of ARS investments that HLTH owns are backed by student loans, 97% of which are guaranteed under the Federal Family Education Loan Program (FFELP).

If either ViPS or Porex has not been sold at the time the HLTH Merger is ready to be consummated, WebMD may issue up to $250 million in redeemable notes to the HLTH shareholders in lieu of a portion of the cash consideration otherwise payable in the Merger. The notes would bear interest at a rate of 11% per annum, payable in kind annually in arrears. The notes would be subject to mandatory redemption by WebMD from the proceeds of the divestiture of the remaining ViPS or Porex business. The redemption price would be equal to the principal amount of the notes to be redeemed plus accrued but unpaid interest through the date of the redemption.

Completion of the HLTH Merger is subject to: HLTH and WebMD receiving required shareholder approvals; a requirement that the surviving company have an amount of cash, as of the closing, at least equal to an agreed upon threshold, calculated in accordance with a formula contained in the Merger Agreement; completion of the sale by HLTH of either ViPS or Porex and the sale of HLTH’s ARS investments; and other customary closing conditions. HLTH, which owns shares of WebMD constituting approximately 96% of the total number of votes represented by outstanding shares, has agreed to vote its shares of WebMD in favor of the HLTH Merger. The transaction is expected to close in the second or third quarter of 2008.

Following the HLTH Merger, WebMD, as the surviving corporation, will assume the obligations of HLTH under HLTH’s 3 1/8% Convertible Notes due September 1, 2025 and HLTH’s 1.75% Convertible Subordinated Notes due June 15, 2023. As of the date of this Annual Report, there is outstanding $300 million in principal amount of HLTH’s 3 1/8% Convertible Notes and $350 million in principal amount of HLTH’s 1.75% Convertible Subordinated Notes. In the event a holder of these Notes converts these Notes into shares of HLTH common stock pursuant to the terms of the applicable indenture prior to the effective time of the HLTH Merger, those shares would be treated in the HLTH Merger like all other shares of HLTH common stock. In the event a holder of the Notes converts those Notes pursuant to the applicable indenture following the effective time of the HLTH Merger, those Notes would be converted into the right to receive the Merger Consideration payable in respect of the HLTH shares into which such Notes would have been convertible.

Additional Information About the Proposed HLTH Merger and Where to Find It: In connection with the proposed HLTH Merger, HLTH and WebMD expect to file, with the SEC, a proxy statement/prospectus as part of a registration statement regarding the proposed transaction. Investors and security holders are urged to read the proxy statement/prospectus because it will contain important information about HLTH and WebMD and the proposed transaction. Investors and security holders may obtain a free copy of the definitive proxy statement/prospectus and other documents when filed by HLTH and WebMD with the SEC at www.sec.gov or www.hlth.com or www.wbmd.com. Investors and security holders are urged to read the proxy statement/prospectus and other relevant material when they become available before making any voting or investment decisions with respect to the HLTH Merger.

Investment in Auction Rate Securities.  As of February 21, 2008, WebMD had a total of approximately $327 million in consolidated cash, cash equivalents and marketable securities, which includes approximately $169 million of investments in ARS. The types of ARS investments that WebMD owns are backed by student loans, 97% of which are guaranteed under the Federal Family Education Loan Program (FFELP), and all had credit ratings of AAA or Aaa when purchased. WebMD does not own any other type of ARS investments.

The interest rates on these ARS are reset every 28 days by an auction process. Historically, these types of ARS investments have been highly liquid. In mid-February 2008, auctions for ARS investments backed by student loans failed, including auctions for ARS investments held by WebMD. The result of a failed auction is that these ARS continue to pay interest in accordance with their terms until the next successful auction; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS investments develop. As of the date of this Annual Report, WebMD believes that the underlying credit quality of the assets backing its ARS investments has not been impacted by the reduced liquidity of these ARS investments. As a result of these recent events, WebMD is in the process of evaluating the extent of any impairment in its ARS investments resulting from the current lack of liquidity; however, WebMD is not yet able to quantify the amount of any such impairment. WebMD believes that any lack of liquidity relating to its ARS investments will not have an impact on its ability to fund its current operations.

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

Owned Web Sites.  Most of the traffic to and utilization of The WebMD Health Network is derived from Web sites that we own and operate. During 2007, sites we own accounted for approximately 94% of The WebMD Health Network’s unique users and approximately 96% of the page views. The following provides a brief description of each of our owned public portals:

Consumer Portal Site	Description

www.webmd.com	WebMD Health, our flagship consumer portal.
www.medicinenet.com	A health information site for consumers offering content that is written and edited by practicing physicians, including an online medical dictionary with thousands of medical terms.
www.rxlist.com	An online drug directory with over 1,900 drug monographs, which are comprehensive descriptions of pharmaceutical products (including chemical name, brand names, molecular structure, clinical pharmacology, directions and dosage, side effects, drug interactions and precautions).
www.emedicinehealth.com	A health information site for consumers offering articles written and edited by physicians for consumers, including first aid and emergency information that is also accessible at firstaid.webmd.com.
Professional Portal Site

www.medscape.com	Our flagship Web site for physicians and other healthcare professionals.
www.emedicine.com	A site for physicians and other healthcare professionals containing articles on over 6,500 diseases and disorders.
www.themedscapejournal.com	Previously known as Medscape General Medicine, or MedGenMed, The Medscape Medical Journal is the world’s first online-only, primary source, peer-reviewed general medical journal.
www.theheart.org	One of the leading cardiology Web sites, known for its depth and breadth of content in this area.
www.medsite.com	A site for physicians where they can manage their sponsored events.

Other Sites.  The WebMD Health Network also includes certain third party Web sites that WebMD supports. Those third party sites accounted for approximately 4% of the total page views on The WebMD Health Network during 2007. We sell the advertising and program content on the areas of the third party Web sites that we support. Until May 2007, we also supported the health channels of certain AOL properties.

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

Overview of Content and Service Offerings.  Our goal is to provide consumers with an objective and trusted source of information that helps them play an active role in managing their health. WebMD Health and the other consumer portals in The WebMD Health Network provide our users with information, tools and applications in a variety of content formats. These content offerings include access to news articles and features, special reports, interactive guides, originally produced videos, self-assessment questionnaires, expert led Q&A’s and encyclopedic references. Our approximately 90-person in-house staff, which includes professional writers, editors, designers and board-certified physicians, creates content for The WebMD Health Network. Our in-house staff is supplemented by medical advisors and authors from widely respected academic institutions. The news stories and other original content and reporting presented in The WebMD Health Network are based on our editors’ selections of the most important and relevant public health events occurring on any given day, obtained from an array of credible sources, including peer-reviewed medical journals, medical conferences, federal or state government actions and materials derived from interviews with medical experts. We offer searchable access to the full content of our Web sites, including licensed content and reference-based content.

WebMD Health includes the following features:

Feature	Description

WebMD News Center	Daily health news articles that are written by health journalists and reviewed by our professional staff. Content focuses on “news you can use” and the article topics reflect national news stories of interest in the popular media that day with original perspective from health and medical experts.
WebMD Editorial Features	Comprehensive content focusing on major health issues that are in the news or otherwise contemporary, with emphasis on health trends and national health issues.
WebMD Daily	Originally produced multi-media content served on WebMD’s custom video player. WebMD Daily delivers a three to five minute health-related video of real patient stories and expert interviews, among other things, and includes narration, graphics and links to additional content on a given health topic. Sponsors are able to stream commercials and promotional messages within the video feature itself and within the surrounding viewing area.
WebMD Health Centers	WebMD Health Centers are centralized locations for content and services for both WebMD Health editorial offerings and sponsor offerings focusing on topics related to health, wellness and lifestyle. Each Health Center features newly organized and medically reviewed information and enables the user to easily locate the top articles, news, community features and health assessments for each topic.

Feature	Description

WebMD Health Guides	Anchored within each Health Center, WebMD Health Guides are designed to guide users through the most current symptom, diagnosis, treatment and care information related to a particular health topic. These unique guides were created by the WebMD editorial staff of professional health writers in collaboration with our proprietary physician network.

WebMD Videos A-Z	Included in the Health Centers are broadcast-quality health videos featuring real stories and expert interviews.

General Medical Information	Our medical library allows consumers to research current information, some of which we license from third parties, relating to diseases and common health conditions by providing searchable access and easy-to-read content, including:

—	self-care articles
—	drug and supplement references from leading publications, including First Data Bank®
—	clinical trials and research study information
—	a patient’s guide to medical tests
—	Health Topics A-Z, an alphabetical listing of articles on specific health conditions and concerns
—	interactive, illustrated presentations that visually explain common health conditions and diseases
—	a medical dictionary
—	doctors’ views on important health topics

Decision-Support Services.  Our decision-support services help consumers make better-informed decisions about treatment options, health risks and healthcare providers, and assist consumers in their management and monitoring of specific conditions or treatment regimens on an ongoing basis.

Feature	Description

WebMD HealthCheck	Clinical, algorithm-based self assessments for major conditions yielding a personalized risk score based upon the user’s individual characteristics (e.g., gender, age, behavioral risks, heredity), along with customized recommendations for further education, potential treatment alternatives and a summary report to share with the user’s physician.
Symptom Checker	An interactive graphic interface with advanced clinical decision-support rules that allow users to pinpoint potential conditions associated with their physical symptoms, gender and age. The Symptom Checker was created by an experienced group of WebMD physicians trained in the development of clinical decision support applications.
First Aid & Emergencies	Directs users to educational and treatment information that may be useful in the event of certain medical emergencies. Also included in this resource is a First Aid A-Z glossary of terms.

Feature	Description

Tests & Tools	Provides access to interactive calculators, quizzes and slide shows to assess or demonstrate health topics, including a target heart rate calculator, body mass index calculator, pregnancy calculator and ovulation calendar.
Drugs & Treatments	Users can search for information about prescription and over-the-counter medications by brand or generic name, or by condition. We also recently launched Drug Insights, a community product that allows consumers to anonymously review and share their personal experiences with individual prescription products.
WebMD Physician Finder	Enables users to find and make an appointment with a physician based on the physician or practice name, specialty, zip code and distance.
Managing Healthcare & Benefits	Offerings that educate users on issues surrounding choosing and using health plans and managing their healthcare from a financial and quality perspective. Other coverage topics, such as Medicare, are addressed and resources and tools are available to users.
WebMD Health Manager	WebMD Health Manager is a free online service featuring a personal health record (a secure application that assists consumers in gathering, storing, and sharing essential health data in one centralized location), secure message center, personal health risk assessments for overall health, condition-specific trackers, medication summaries, health calendar with reminders and alerts, printable health emergency card, family member health record keeping, weight loss, fitness and smoking cessation programs, and fully personalized e-newsletter.

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

Feature	Description

Community Centers	Community Centers are designed to allow members to share their experiences and exchange information with other members with similar health conditions or concerns. Community Centers may include blogs, moderated message boards and posted member columns.
e-Newsletters	Allows consumers to receive personalized e-mail newsletters on general health-related subjects and topics targeted to their particular health concerns.
Expert Blogs	Expert healthcare professionals and non-healthcare professional members alike chronicle their experiences with one another in these online “journals.”

Feature	Description

“Ask an Expert”	Health and wellness forums within which users can post their health questions and receive support and information from health experts, moderators and other members.

There are no membership fees and no general usage charges for our consumer portals. However, we offer one paid subscription service for consumers: The WebMD Weight Loss Clinic, which provides weight loss programs customized for individual users.

Professional Portals

Introduction.  The Internet has become a primary source of information for physicians and other healthcare professionals, and is growing relative to other sources, such as conferences, meetings and offline journals. We believe that our professional portals, which include Medscape from WebMD, theheart.org, eMedicine and Medsite, reach more physicians than any other network of professional Web sites. We believe we are well positioned to increase usage by existing and new members because we offer physicians and other healthcare professionals a broad range of current clinical information and resources across more than 30 medical specialties. We believe that Medscape from WebMD and our other professional portals should benefit from the general trend towards increased reliance on, and usage of, the Internet by physicians and other healthcare professionals.

We generate revenue from our professional portals by selling advertising and sponsorship programs primarily to companies that wish to target physicians and other healthcare professionals, and also through educational grants. Users of the professional portals do not pay any fees to us for the right to access any of our services.

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

Medscape’s original content includes daily medical news, commentary, conference coverage, expert columns and CME activities written by authors from widely respected academic institutions and edited and managed by our in-house editorial staff. We regularly produce in-depth interviews with medical experts and newsmakers, and provide alerts on critical clinical issues, including pharmaceutical recalls and product advisories. Medscape also provides access to wire service stories and other news-related content and third-party CME activities. Medscape develops the majority of its content internally and supplements that with third party content in areas such as drug information and full-text journal articles.

Medscape also publishes an original electronic-only journal, The Medscape Journal of Medicine (previously referred to as Medscape General Medicine, or MedGenMed), indexed in the National Library of Medicine’s MEDLINE reference database. The Medscape Journal of Medicine, the world’s first online-only, primary source, peer-reviewed general medical journal, was established in April 1999. Visitors to www.themedscapejournal.com also can access The Medscape Journal of Medicine’s innovative Webcast Video Editorials as well as specialty content sections.

eMedicine.  eMedicine.com publishes online medical reference information for physicians and other healthcare professionals. Thousands of physician authors and editors contribute to the eMedicine Clinical Knowledge Base, which contains articles on over 6,500 diseases and disorders.

theheart.org. theheart.org is one of the leading cardiology Web sites, known for its depth and breadth of content in this area.

Medsite.  Medsite provides e-detailing services for pharmaceutical, medical device and healthcare companies, including activity development, targeted recruitment and online distribution and delivery. Traditional “details” are in-person meetings between pharmaceutical company sales representatives and physicians to discuss particular products. E-details are promotional interactive online programs that provide clinical education and information to physicians about medical conditions, treatments and products. Through our acquisition of Medsite, we are now able to provide our pharmaceutical and medical device customers with an expanded set of online solutions that help increase the sales efficiencies of their own direct detailing efforts. In an effort to improve operating efficiencies, several pharmaceutical companies have recently announced reductions in their field sales forces. We believe that in their effort to achieve greater overall market efficiency, pharmaceutical companies will increase their use of online promotional marketing, including e-detailing.

Membership.  Users must register to access the content and features of our professional portals. Registration by users enables us to deliver targeted medical content based on such users’ registration profiles. Medscape from WebMD is organized by physician specialty and profession, and also includes areas for nurses, pharmacists, medical students, and members interested in medical policy and business of medicine topics. The registration process enables professional members to choose a home page tailored to their medical specialty or interest. We offer more than 30 specialty areas for our users. There are no membership fees and no general usage charges for our professional portals. Medscape members receive MedPulse®, our weekly e-mail newsletter, which is published in more than 30 specialty-specific editions and highlights new information and CME activities on the Medscape site.

Continuing Medical Education (CME).  Medscape is the leading distributor of online CME to physicians and other healthcare professionals, offering a wide selection of free, regularly updated online CME activities designed to educate healthcare professionals about important diagnostic and therapeutic issues. Medscape’s CME activities include both original activities and third-party activities that are distributed on our professional sites. In addition, Medscape’s CME Live offerings provide real-time Webcasts of CME activities on key topics and conditions. These live Webcasts combine streaming audio and slide presentations and allow participants to interact with faculty. In 2007, over 3.1 million continuing education activities (the majority of which were physician CME) were completed by physicians and other healthcare professionals on Medscape and our other professional Web sites, an increase of approximately 50% over 2006.

Medscape’s CME activities are planned and implemented in accordance with the Essential Areas and Policies of the Accreditation Council for Continuing Education, or ACCME, which oversees providers of CME credit, and other applicable accreditation standards. For information regarding ACCME accreditation and related matters, see “Government Regulation — Regulation of Drug and Medical Device Advertising and Promotion — Continuing Medical Education” below.

Advertising and Sponsorship

We believe that The WebMD Health Network offers an efficient means for advertisers and sponsors to reach a large audience of health-involved consumers, clinically-active physicians and other healthcare professionals. The WebMD Health Network enables advertisers and sponsors to reach either our entire audience or specific groups of consumers, physicians and other healthcare professionals based on their interests or specialties. Currently, the majority of our advertisers and sponsors are pharmaceutical, biotechnology or medical device firms or consumer products companies. These companies currently spend only a very small portion of their marketing and educational budgets on online media. However, we expect their online spending to increase as a result of increased recognition of its potential advantages over offline marketing and educational activities. The WebMD Health Network ran approximately 1,000 branded or sponsored programs for its customers during 2007, 800 such programs during 2006, and approximately 570 such programs during 2005.

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

We provide healthcare advertisers and other sponsors with the means to communicate with targeted groups of consumers and physicians by offering placements and programs in the most relevant locations on our portals. The following are some of the types of placements and programs we offer to advertisers and sponsors:

•	Media Solutions. These are traditional online advertising solutions, such as banners, used to reach health-involved consumers. In addition, clients can sponsor a variety of condition-specific or specialty-specific e-newsletters, keyword searches and specific educational programs.

•	Sponsored Editorial Solutions. These are customized collections of articles, topics, and decision-support tools and applications, sponsored by clients and distributed within WebMD Health.

•	Patient Education Centers. Patient education centers are sponsored destinations on Medscape for physicians to access patient education materials on a particular topic or condition.

•	E-details. E-details are promotional interactive online programs that provide clinical education and information to physicians about medical conditions, treatments and products.

Key benefits that The WebMD Health Network offers healthcare advertisers and other sponsors include:

•	our display of over 3.6 billion pages of healthcare information to users visiting our sites in 2007, which we believe is a much larger number of pages than was published by any other sponsor-supported health-oriented Web portal;

•	our ability to help advertisers and sponsors reach specific groups of consumers and physicians by specialty, product, disease, condition or wellness topic, which typically produces a more efficient and productive marketing campaign;

•	our ability to provide advertisers and other sponsors with objective measures of the effectiveness of their online marketing, such as activity levels within the sponsored content area; and

•	the broad reach of Medscape’s educational related activities for physicians and other healthcare professionals.

Medscape creates and distributes CME and other educational activities supported by independent educational grants provided by pharmaceutical and medical device companies, as well as foundations and government agencies. The following are some of the CME products for which Medscape receives funding:

•	Conference Coverage. Coverage of major medical conferences.

•	CME Circle. Third party CME activities, including symposia, monographs and CD-ROMs that Medscape distributes online.

•	CME Live. Original online events featuring live streaming video, audio and synchronized visual presentations by experts.

•	CME Cases. Original CME activities presented by healthcare professionals in a patient case format.

•	Resource Centers. Grant-based collections of content relating to conditions such as congestive heart failure or breast cancer. These centers include news, expert columns, guidelines and reference material.

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

Other Relationships

Editorial Partnerships.  We have editorial partnerships with CBS News and leading publishers of consumer health, wellness and lifestyle publications who provide us with their branded content, including Hearst Communications, Martha Stewart Living Omnimedia, Rodale, Southern Progress, Harpo Productions, Sussex Publishers, Eating Well and American Media. In addition, we provide our branded content to the CBS Evening News, CBS Early Show, CBSNews.com, Oprah.com and Hearst Digital Media.

Yahoo! Relationships.  We entered into an agreement, effective November 1, 2007, with a wholly owned subsidiary of Yahoo! Inc., a global Internet company. Under this Agreement, we have agreed to exclusively use Yahoo!’s sponsored search results product (which delivers paid advertisements in search results) across WebMD’s network of consumer sites. We have also agreed to exclusively use Yahoo!’s algorithmic Web search product. Under the Search Agreement, we will share revenues with Yahoo! based upon the amounts received by Yahoo! from advertisers for sponsored search results that appear on The WebMD Health Network, subject to certain minimum payment guarantees. The term of the Search Agreement is four years starting November 1, 2007, subject to earlier termination in certain circumstances, including by a party in the event of an uncured material breach by the other party of its terms, or by either party upon a change of control of our company involving specified third parties. In addition, Yahoo! has the right to extend the Search Agreement for an additional one year after the initial 4-year term if it has not sooner terminated, if we do not submit a certain minimum number of site search requests during the initial 4-year term.

We have also entered into an advertising distribution agreement with Yahoo!, effective November 1, 2007, pursuant to which we are permitted to sell advertisements to third parties for display on Yahoo! owned and operated Web sites and certain third-party Web sites (which we refer to as the Yahoo! Properties). Our rights to sell such inventory are exclusive against certain other online health publishers. Under this Agreement, we may extend our advertising reach to include users of our consumer sites across the Yahoo! Properties and sell advertising for display on the Yahoo! Properties. The Distribution Agreement includes mutual restrictions on the use of end-user data of a party received by the other party. Under the Distribution Agreement, we will pay Yahoo! a specified percentage of advertising revenues for advertisements that we sell and display on the Yahoo! Properties. During the term of the Distribution Agreement, if we do not achieve certain minimums, Yahoo! may elect to terminate the exclusivity provisions. The term of the Distribution Agreement is four years starting November 1, 2007, subject to earlier termination in certain circumstances, including by a party in the event of a material breach by the other party of its terms, or by Yahoo! in the event of a change of control of our company involving specified third parties.

International Relationships.  We see a significant opportunity for international growth of our public portal services. Generally, we expect that we would accomplish this through alliances or joint ventures with other companies having expertise in the specific country or region. During the third quarter of 2007, we announced our first such relationship, an alliance with the leading provider of online pharmaceutical and medical information in Latin America, Spain and Portugal, pursuant to which we are delivering Medscape’s clinical information to these markets. We continue to evaluate opportunities for further international growth.

Private Portals

Introduction

In response to increasing healthcare costs, employers and health plans have been enhancing wellness programs, educating employees, changing benefit plan designs to increase deductibles, co-payments and other out-of-pocket costs and taking other steps to motivate their members and employees to use healthcare in a cost-effective manner. The new plan designs may also include provisions that increase consumer responsibility for healthcare costs and healthcare decision-making. These are sometimes referred to as consumer-directed health plans. Consumer-directed health plans may also combine high deductible health insurance with a tax-preferred cash account, such as a health reimbursement arrangement (HRA) or a health savings account (HSA), containing pre-tax funds that employees can spend on covered healthcare expenses. The goal is to give employees pertinent information about healthcare costs and quality, so that they are able to make financially responsible and informed healthcare purchasing decisions.

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

For the reasons described above, we believe that the increased shift to employees of a greater share of decision-making and responsibility for healthcare costs, including increased enrollment in consumer-directed health plans and increased use of information technology (including personal health records) to assist employees in making informed decisions about healthcare, will be a significant driver for the growth of our private portals during the next several years. In addition, as described in more detail below, we believe that there are benefits to employers and health plans, regardless of health plan design considerations, in making the WebMD Health and Benefits Manager services available to their employees and members, including reduced benefits administration costs, communication and customer service costs, as well as more efficient coordination of messaging through the use of integrated employee or member profiles, and an increase in appropriate utilization of third party services like disease management or pharmacy benefit management.

Our private portals do not display any advertisements and do not generate revenue from advertising or sponsorship. Membership for each of our private portals is limited to the employees (and dependents) and members of the respective employer and health plan clients. Each member must initially register on the private portal provided, at which point a unique user identification name and passcode is assigned to ensure a secure sign-on each time the user accesses the portal.

The WebMD Health and Benefits Manager

We provide proprietary health and benefit management services through private online portals that we host for our employers and health plan clients. Our WebMD Health and Benefits Managersm private portals provide a personalized user experience by integrating individual user data (including personal health information) and plan-specific data from clients, with much of our content, decision-support technology and personal communication services. Our applications are typically accessed through a client’s Web site or intranet and provide secure access for registered members. We also offer a software platform that allows us to integrate third party applications and data. The portal is presented to each employee or health plan member as a personal home page, with direct access to relevant content, tools and other resources specific to the individual’s eligibility, coverage and health profile. The WebMD Health and Benefits Manager provides a user-friendly experience that enables registered members to access and manage the individually tailored health and benefits information and decision-support technology in one place, with a common look and feel, and with a single sign-on. The WebMD Health and Benefits Manager includes the following product suites:

•	The WebMD Health Management Suite gives employees and plan members personalized content and tools that let them evaluate and manage their healthcare, motivate them to make healthier lifestyle choices, and help them improve their overall health. The Health Management Suite incorporates our health risk assessment tools, which enable users to assess their overall health risks, understand their risks with regard to specific conditions. The results of the health risk assessment are then used, along with the individual’s usage patterns, to give each user a personalized experience that is relevant to his or her specific needs and interests. Users can get consistent reinforcement from lifestyle programs and condition centers, health management content, and targeted health messaging. We complement our Health Management Suite with personalized telephonic health coaching services. Health coaches work one-on-one with employees and plan members to motivate participants to better manage their health conditions, practice prevention, pursue health conscious lifestyles, actively seek health and wellness knowledge and understand the financial and health impact of their lifestyle decisions.

•	The WebMD Benefits & Financial Suite helps employees and plan members understand the financial implications of their healthcare and lifestyle decisions so they can better manage healthcare costs and be more satisfied with their choices. The Benefits & Financial Suite is fully integrated with WebMD health management tools and content, so users can align their benefits choices with their personal health profile and individual financial circumstances. Cost-modeling and projection tools help users to understand and adopt the right health plan for their situation.

•	The WebMD Provider & Treatment Suite drives informed healthcare decisions by helping employers and plan members evaluate the cost and quality of their alternatives so they can make better choices. The Provider & Treatment Suite helps users analyze provider quality, identify appropriate drug and treatment choices, and understand the costs associated with their care. This suite leverages multiple data sources for cost and quality comparisons and provides a personalized, consistent user experience across a full set of integrated tools. The quality comparisons are based on evidence-based measures, such as volume of patients treated for particular illnesses or procedures, mortality rates, unfavorable outcomes for specific problems, and average number of days patients stayed in hospitals.

•	The WebMD Health Record Suite supports collaborative healthcare that can help prevent costly errors and duplication of services. The Health Record Suite provides a secure, personal health record for self-reported and imported, professionally sourced health information, and prompts employees and plan members with secure, personalized health alerts describing potential care or medication issues. WebMD ID-enabled provider access encourages communication with providers to reduce errors or duplications and to improve outcomes.

Whether used independently or as part of an integrated whole, these product suites help employees and health plan members become better-informed health consumers, make better healthcare choices, and feel more satisfied with their benefits choices.

Our profile-driven WebMD Insight Engine integrates and analyzes individuals’ healthcare data from multiple sources and powers the personalization for users of The WebMD Health and Benefits Manager. The WebMD Insight Engine also powers reporting services that help employees and plans identify population health risks, measure campaign results, track program utilization, document the impact of health initiatives, and measure results of ongoing campaigns.

We believe that our services provide the following potential benefits to an employer or health plan:

•	reduced benefits administration, communication, and customer service costs;

•	more efficient coordination of messaging through the use of integrated member profiles;

•	increased tax savings through increased employee participation in Flexible Spending Accounts or HSAs;

•	reduced hospital, physician and drug costs through more informed utilization of the benefit plan;

•	increased enrollment in health management programs including disease management or health coaching;

•	increased member satisfaction with the employer and the benefit plan;

•	increased conformance with benefit plan and clinical protocols; and

•	enhanced health risk stratification that assists employers and health plans in selecting health management programs that are appropriate to the needs of their unique populations.

In addition, we believe that our services provide the following potential benefits to employees or plan members:

•	increased tax savings through increased participation in Flexible Spending Accounts;

•	reduced benefit costs through more informed choice of benefit plan options and more informed use of the chosen benefit plan;

•	improved health outcomes and population risk reduction, through more informed choices of providers and treatments and behavior modification intervention; and

•	improved understanding and management of health conditions through access to support tools and educational information.

Relationships with Customers

We generate revenue from our private portals through licensing content and technology to employers and to health plans either directly or through our distributors. Companies utilizing our private portal applications include employers, such as American Airlines, Inc., PepsiCo, Inc., International Business Machines Corporation, Metropolitan Life Insurance Company, Verizon Services Corp., Honda of America, The Kroger Co., J.C. Penney Corporation, Inc., Electronic Data Systems Corporation, Medtronics, and EMC Corporation, and health plans, such as Wellpoint, Inc., Blue Cross Blue Shield of Alabama, HealthNet, ConnecticutCare, Pacific Source Health Plans, Cigna and Horizon Blue Cross and Blue Shield.

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

The May 2006 amendment also extended the initial term of the agreement to August 31, 2009, and FHRS has the right to renew the agreement for additional terms of one year after the initial term (not to exceed two (2) one-year renewal terms). FHRS has agreed to certain minimum levels of employees to be covered under the agreement. FHRS is an affiliate of FMR Corp, which had beneficial ownership of approximately 16.5% of our Class A Common Stock at December 31, 2007, and approximately 13.6% of HLTH’s common stock at December 31, 2007.

Sales and Marketing

We market our private online portals and health coaching services to employers and health plans through a dedicated sales, marketing and account management team and through relationships with employee benefits consultants, distributors and other companies that assist employers in purchasing or managing employee benefits, including FHRS. See “— Relationship with Fidelity Human Resources Services Company LLC” above for more information regarding our relationship with FHRS.

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

User Privacy and Trust

General.  We have adopted internal policies and practices relating to, among other things, content standards and user privacy, designed to foster our relationships with our users. Some of those policies are described below. In addition, we participate in the following external, independent verification programs:

•	URAC. We were awarded e-Health accreditation from URAC, an independent accrediting body that has reviewed and approved the WebMD.com site and our private portal deployment of WebMD Personal Health Manager for compliance with its more than 53 quality and ethics standards.

•	TRUSTe. We are a licensee of the TRUSTe Privacy Program. TRUSTe is an independent, non-profit organization whose goal is to build users’ trust and confidence in the Internet. In January 2005, a panel of privacy experts from the Ponemon Institute, sponsored by TRUSTe, ranked us among the ten most trusted companies in America for privacy based on our WebMD.com site and WebMD Personal Health Manager. In March 2007, we were again ranked among the most trusted companies in America for privacy by the TRUSTe-sponsored privacy panel.

•	Health on the Net Foundation. Our WebMD.com, eMedicine.com, eMedicineHealth.com, MedicineNet.com and Subimo.com sites and WebMD Personal Health Manager comply with the principles of the HON Code of Conduct established by the Health on the Net Foundation.

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

PUBLISHING AND OTHER SERVICES

Offline Publications

Our offline publications for consumers, physicians and other healthcare professionals include:

•	The Little Blue Book. The WebMD Little Blue Book is a physician directory published annually in 146 distinct geographic editions, and contains practice information on an aggregate of more than 400,000 physicians. Physicians utilize The WebMD Little Blue Book for local and up-to-date physician, pharmacy and hospital contact information. Physicians are listed free of charge in their local area edition, along with their specialties, HMO affiliations, office addresses and telephone numbers. We also use the information used to produce The WebMD Little Blue Book to generate both online and offline directory and information products.

•	WebMD the Magazine. We launched WebMD the Magazine in April 2005 with an initial distribution of 1,000,000 copies. WebMD the Magazine is a full size, consumer publication delivered free of charge to approximately 85% of prescribing physicians’ offices in the United States. The editorial format of WebMD the Magazine is specifically designed for the physician’s waiting room. Its editorial features and highly interactive format of assessments, quizzes and questions are designed to inform consumers about important health and wellness topics. Its distribution allows sponsors to extend their advertising reach and to deliver their message when consumers are actively engaged in the healthcare process, and allows us to extend our brand into offline channels and attract incremental advertising dollars.

We market The WebMD Little Blue Book directly through our sales team, and we market WebMD the Magazine through a team comprised of our sales persons and third party marketers.

Sale of ACP Medicine and ACS Surgery.  On December 31, 2007, we sold the assets of our medical reference publications business, including the publications ACP Medicine and ACS Surgery: Principles and Practice. ACP Medicine and ACS Surgery are official publications of the American College of Physicians and the American College of Surgeons, respectively. Prior to the sale, we owned the rights to each publication. For additional information regarding this sale, see Note 3 to the Consolidated Financial Statements included in this Annual Report.

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

Public Portals

Our public portals face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. We compete with online services and Web sites that provide health-related information, including both commercial sites and not-for-profit sites. These competitors include:

•	general purpose consumer Web sites that offer specialized health sub-channels, including yahoo.com, msn.com and AOL.com; and

•	other high traffic web sites that include healthcare-related and non-healthcare-related content and services.

Our competitors also include search engines that offer specialized search within the area of health information, including google.com, yahoo.com and msn.com, as well as advertising networks that aggregate traffic from multiple Web sites, including ad.com, bluelithium.com, revolutionhealth.com and everydayhealth.com. Other competitors for advertising and sponsorship revenue include:

•	publishers and distributors of traditional offline media, including television and magazines targeted to consumers, as well as print journals and other specialized media targeted to healthcare professionals, many of which have established or may establish their own Web sites or partner with other Web sites;

•	offline medical conferences, CME programs and symposia;

•	vendors of e-detailing services and our clients’ own in-house detailing efforts; and

•	vendors of healthcare information, products and services distributed through other means, including direct sales, mail and fax messaging.

Competitors for the attention of healthcare professionals and consumers also include:

•	the competitors for advertisers and sponsors described above; and

•	public sector, non-profit and other Web sites that provide healthcare information without advertising or sponsorships from third parties, such as NIH.gov, CDC.gov and AHA.org.

Since there are no substantial barriers to entry into the markets in which our public portals participate, we expect that additional competitors will continue to enter these markets.

Private Portals

Our private portals compete with various providers and vendors in the licensing of content and in the sale of decision-support services and tools. Our competitors in this market include:

•	providers of health and benefits decision-support tools, such as Hewitt Associates LLP;

•	wellness and disease management vendors, including Mayo Foundation for Medical Education and Research, Staywell Productions/MediMedia USA, Inc., Healthways, Health Dialog and Matria Healthcare;

•	suppliers of personal health record applications, including Medem, CapMed, Epic Systems and a variety of other vendors;

•	suppliers of other online and offline health management applications, including HealthMedia, Health A-Z, which is owned by United Healthcare, A.D.A.M. Inc., Consumer Health Interactive and Harris HealthTrends, which is owned by Healthways, Inc.; and

•	health information services and health management offerings of health plans and their affiliates, including those of Humana, Aetna and United Healthcare.

Offline Publications

Our offline publications compete with numerous other online and offline sources of healthcare information, including the online ones described earlier in this section. In addition, WebMD the Magazine competes with other offline health-focused magazines for consumers and The WebMD Little Blue Book competes with other offline physician-office media.

OTHER INFORMATION

Employees

As of December 31, 2007, we had approximately 1,175 employees. Since our initial public offering, we have continued to rely on HLTH to provide us with certain services for our business pursuant to the Services Agreement we entered into with HLTH in September 2005. We expect that we would have to hire additional employees in order to provide all such services internally.

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

Seasonality

For a discussion of seasonality affecting our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality” in Item 7 below.

GOVERNMENT REGULATION

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

Information on our Web sites that promotes the use of pharmaceutical products or medical devices is subject to the full array of FDA and FTC requirements and enforcement actions and information regarding other products and services is subject to FTC requirements. Areas of our Web sites that could be the primary focus of the FDA and the FTC include pages and programs that discuss use of an FDA-regulated product or that the regulators believe may lack editorial independence from the influence of sponsoring pharmaceutical or medical device companies. Our television broadcast advertisements may also be subject to FTC and FDA regulation, depending on the content. The FDA and the FTC place the principal burden of compliance with advertising and promotional regulations on advertisers and sponsors to make truthful, substantiated claims. If the FDA or the FTC finds that any information on our Web site violates FDA or FTC regulations or guidance, they may take regulatory or judicial action against us or the advertiser or sponsor of that information. State attorneys general may also take similar action based on their state’s consumer protection statutes.

Drug Advertising.  The Federal Food, Drug, and Cosmetic Act, or FDC Act, requires that prescription drugs (including biological products) be approved for a specific medical indication by the FDA prior to marketing. It is a violation of the FDC Act and of FDA regulations to market, advertise or otherwise commercialize such products prior to approval. The FDA allows for preapproval exchange of scientific information, provided it is nonpromotional in nature and does not draw conclusions regarding the ultimate safety or effectiveness of the unapproved drug. Upon approval, the FDA’s regulatory authority extends to the labeling and advertising of prescription drugs offered in interstate commerce. Such products may be promoted and advertised only for approved indications. In addition, the labeling and advertising can be neither false nor misleading, and must present all material information, including risk information, in a clear, conspicuous and neutral manner. There are also requirements for certain information (the “package insert” for promotional labeling and the “brief summary” for advertising) to be part of labeling and advertising. Labeling and advertising that violate these legal standards are subject to FDA enforcement action.

The FDA also regulates the safety, effectiveness, and labeling of over-the-counter (OTC) drugs under the FDC Act either through specific product approvals or through regulations that define approved claims for specific categories of such products. The FTC regulates the advertising of OTC drugs under the section of the Federal Trade Commission Act that prohibits unfair or deceptive trade practices. The FDA and FTC regulatory framework requires that OTC drugs be formulated and labeled in accordance with FDA approvals or regulations and promoted in a manner that is truthful, adequately substantiated, and consistent with the labeled uses. OTC drugs that do not meet these requirements are subject to FDA or FTC enforcement action depending on the nature of the violation. In addition, state attorneys general may bring enforcement actions for alleged unfair or deceptive advertising.

There are several administrative, civil and criminal sanctions available to the FDA for violations of the FDC Act or FDA regulations as they relate to labeling and advertising. Administrative sanctions may include a written request that violative advertising or promotion cease and/or that corrective action be taken, such as requiring a company to provide to healthcare providers and/or consumers information to correct misinformation previously conveyed. In addition, the FDA may use publicity, such as press releases, to warn the public about false and misleading information concerning a drug or medical device product. More serious civil sanctions include seizures, injunctions, fines and consent decrees. Such measures could prevent a company from introducing or maintaining its product in the marketplace. Criminal penalties for severe violations can result in a prison term and/or substantial fines. State attorneys general have similar investigative tools and sanctions available to them as well.

Any increase in FDA regulation of the Internet or other media used for DTC advertisements of prescription drugs could make it more difficult for us to obtain advertising and sponsorship revenue. In the last 15 years, the FDA has gradually relaxed its formerly restrictive policies on DTC advertising of prescription drugs. Companies may now advertise prescription drugs to consumers in any medium, provided that they satisfy FDA requirements. However, legislators, physician groups and others have criticized the FDA’s current policies, and have called for restrictions on advertising of prescription drugs to consumers and increased FDA enforcement. These critics point both to public health concerns and to the laws of many other countries that make DTC advertising of prescription drugs a criminal offense. Scrutiny of DTC advertising increased after Vioxx® was withdrawn from the market due to potential safety concerns in September 2004.

Industry trade groups, such as the Pharmaceuticals Research and Manufacturers of America, have implemented voluntary guidelines for DTC advertising in response to public concerns. In November 2007, the FDA announced the members selected for a new advisory committee of experts and consumer representatives that will monitor the FDA’s policies for risk communication. Intended to improve communication to patients of important safety information about drug products, the advisory committee plans to meet for the first time early in 2008 and may become a forum for addressing concerns about DTC advertising. Congress has shown interest in the issue as well, most recently launching a probe into the use of celebrity endorsements in DTC advertisements. Despite recent industry efforts to address the issue, there is a reasonable possibility that Congress, the FDA or the FTC may alter its present policies on DTC advertising of prescription drugs or medical devices in a material way. We cannot predict what effect any such changes would have on our business.

Continuing Medical Education.  Activities and information provided in the context of an independent medical or scientific educational program, often referred to as continuing medical education or “CME,”

usually are treated as non-promotional and fall outside the FDA’s jurisdiction. The FDA does, however, evaluate CME activities to determine whether they are independent of the promotional influence of the activities’ supporters or whether they are in fact promotional activities subject to the FDA’s advertising and labeling requirements. To determine whether a CME provider’s activities are sufficiently independent, the FDA looks at a number of factors related to the planning, content, speakers and audience selection of such activities. To the extent that the FDA concludes that such activities are not independent, such content must fully comply with the FDA’s requirements and restrictions regarding promotional activities. If any CME activity that Medscape provides is considered promotional, Medscape may face regulatory action or the loss of accreditation by the Accreditation Council for Continuing Medical Education (ACCME), which oversees providers of CME credit. Supporters of CME activities may also face regulatory action, potentially leading to termination of support.

Medscape’s CME activities are planned and implemented in accordance with the current Essential Areas and Policies of the ACCME and other applicable accreditation standards. Medscape’s current ACCME accreditation expires at the end of July 2010. In order for Medscape to renew its accreditation, it will be required to demonstrate to the ACCME that it continues to meet ACCME requirements. If Medscape fails to maintain its status as an accredited ACCME provider (whether at the time of such renewal or at an earlier time as a result of a failure to comply with existing or additional ACCME standards), Medscape would not be permitted to accredit CME activities for physicians and other healthcare professionals. Instead, Medscape would be required to use third parties to provide such CME-related services. That, in turn, could discourage potential supporters from engaging Medscape to develop CME or education related activities, which could have a material adverse effect on our business.

In 2007, the ACCME revised its standards for commercial support of CME. The revised standards are intended to ensure, among other things, that CME activities of ACCME-accredited providers, such as Medscape, are independent of “commercial interests,” which are now defined as entities that produce, market, re-sell or distribute health care goods and services, excluding certain organizations. “Commercial interests,” and entities owned or controlled by “commercial interests,” are ineligible for accreditation by the ACCME. The revised standards also provide that accredited CME providers may not place their CME content on Web sites owned or controlled by a “commercial interest.” In addition, accredited CME providers may no longer ask “commercial interests” for speaker or topic suggestions, and are also prohibited from asking “commercial interests” to review CME content prior to delivery.

As a result of the revised standards, we have made certain adjustments to our corporate structure, management and operations intended to ensure that Medscape will continue to provide CME activities that are developed independently from those programs developed by its sister companies, which may not be independent of “commercial interests.” The ACCME required accredited providers to implement changes relating to placing CME content on Web sites owned or controlled by “commercial interests” by January 1, 2008 and is requiring accredited providers to implement any corporate structural changes necessary to meet the revised standards regarding the definition of “commercial interest” by August 2009. We believe that the adjustments that we and Medscape have made to our structure and operations satisfy the revised standards. However, we cannot be certain whether the ACCME will find that these adjustments are sufficient, nor can we predict whether the ACCME will impose additional requirements.

During the past several years, educational activities directed toward physicians have been subject to increased governmental scrutiny aimed at preventing the use of such activities for improper purposes. For example, the U.S. Senate Finance Committee conducted an investigation of the sponsorship of CME activities, including an examination of the ACCME’s role in ensuring that CME activities are independent from the influence of their supporters. Pharmaceutical companies have developed and implemented internal controls and procedures that promote adherence to applicable guidelines, regulations and requirements, however, supporters of Medscape CME activities may interpret these guidelines, regulations and requirements differently and may implement varying compliance procedures that may negatively impact the volume and types of CME activities that we offer by:

•	discouraging supporters from providing grants for independent educational activities;

•	slowing the rate of supporters’ internal approval for such grants; and

•	requiring Medscape to modify its approach to developing and implementing independent educational programs.

Future changes to laws, regulations or accreditation standards, or to the internal compliance programs of potential supporters, may further discourage, significantly limit, or prohibit supporters or potential supporters from engaging in educational activities with Medscape, or may require Medscape to make further changes in the way it offers or provides independent educational activities.

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

Regulation of Wellness Incentive Programs

The HIPAA nondiscrimination provisions generally prohibit group health plans from charging similarly situated individuals different premiums or contributions or imposing different deductible, co-payment, or other cost-sharing requirements based on a “health factor.” There is, however, an exception that allows plans to offer wellness programs. WebMD provides certain services related to wellness programs as part of its private portals business. The Final Rules on Nondiscrimination and Wellness Programs in Health Coverage in the Group Market, which were issued December 13, 2006, establish five requirements for wellness programs that reward participants who satisfy a standard related to a health factor. These rules are generally effective for the plan year starting on or after July 1, 2007.

Although HIPAA states that certain excepted benefits, including supplemental benefits, are not subject to the wellness program rules, it does not define the term “similar supplemental coverage.” On December 7, 2007, the Department of Labor, in coordination with the Departments of the Treasury and HHS, released Field Assistance Bulletin No. 2007-04 (FAB 2007-04) in response to the development of questionable wellness programs that were marketed as “supplemental” benefits. FAB 2007-04 clarifies the rules for supplemental programs and states that supplemental benefits under a wellness program cannot discriminate on the basis of a health factor.

With these new requirements in place, wellness programs that require individuals to meet certain health factors can no longer be considered supplemental and thus have to comply with HIPAA wellness rules. According to FAB 2007-04, programs that do not meet these requirements may be subject to enforcement actions. We believe that we are in compliance with any applicable law or regulation when we run these types of programs for our private portals customers.

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

Regulation of Advertisements Sent by Fax.  Section 227 of the Communications Act, which codifies the provisions of the Telephone Consumer Protection Act of 1991 (or TCPA), prohibits the transmission of an “unsolicited advertisement” via facsimile to a third party without the consent of that third party. An “unsolicited advertisement” is defined broadly to include any material advertising the commercial availability or quality of any property, goods or services. In 2005, the Junk Fax Prevention Act (or JFPA) was signed into law. The JFPA codified a previous interpretation of the TCPA by the Federal Communications Commission (or FCC) that a commercial fax is not “unsolicited” if the transmitting entity has an “established business relationship,” as defined by the JFPA and applicable FCC regulations, with the recipient.

On April 5, 2006, the FCC issued its final rules under the JFPA. The rules became effective on August 1, 2006. In the rules, the FCC confirmed that transactional faxes are permitted. It defined a transactional fax as one that facilitates, completes or confirms the commercial transaction that the recipient has previously agreed to enter into with the sender. The FCC stated that these faxes are not advertisements that are prohibited by the TCPA. The FCC also recognized that, if a transactional fax has a de minimis amount of advertising information on it, that alone does not convert a transactional fax into an unsolicited advertisement.

In addressing the so-called “EBR exemption” to the TCPA’s prohibition on unsolicited facsimile advertisements, the FCC adopted the JFPA’s definition of an “established business relationship” or “EBR,” which includes a voluntary two-way communication between a person and a business. The FCC rules specify that commercial faxes generally may be sent to those who have made an inquiry of or application to a sender within a prescribed period of time. The FCC rules do not prohibit faxed communications that contain only information, such as news articles, updates or other similar general information.

States from time to time have enacted, or have attempted to enact, their own requirements pertaining to the transmission of commercial faxes. These state requirements often, but not always, track the terms of the TCPA, the JFPA, and the FCC’s regulations. To the extent state commercial fax requirements have conflicted directly with federal requirements, they have to date been successfully challenged. We cannot predict the outcome of the FCC’s future rulemaking proceedings, the extent to which states may successfully enact more restrictive commercial fax laws in the future, or the outcomes of any judicial challenges to those laws.

We transmit commercial faxes to physician office practices in connection with our Little Blue Book and physician appointment businesses, and we intend to comply with all applicable federal and state requirements governing the transmission of such faxes.

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

FACTA.  In an effort to reduce the risk of identity theft from the improper disposal of consumer information, Congress passed the Fair and Accurate Credit Transactions Act (or FACTA) which requires businesses to take reasonable measures to prevent unauthorized access to such information. FACTA’s disposal standards are flexible and allow businesses discretion in determining what measures are reasonable based upon the sensitivity of the information, the costs and benefits of different disposal methods and relevant changes in technology. We believe that we are in compliance with FACTA.

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

Other Consumer Protection Regulation.  The FTC and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of Web site content, comply with certain standards for notice, choice, security and access. Courts may also adopt these developing standards. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities. In addition, on December 20, 2007, the FTC published for public comment proposed principles to address consumer privacy issues that may arise from so-called “behavioral advertising” (i.e., the tracking of online activities) and to encourage industry self-regulation.

We believes that we are in compliance with the consumer protection standards that apply to us, but a determination by a state or federal agency or court that any of our practices do not meet these standards could result in liability and adversely affect our business. New interpretations of these standards could also require us to incur additional costs and restrict our business operations.

In addition, several foreign governments have regulations dealing with the collection and use of personal information obtained from their citizens. Those governments may attempt to apply such laws extraterritorially or through treaties or other arrangements with U.S. governmental entities. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) or the failure to accurately anticipate the application or interpretation of these laws could create liability to us, result in adverse publicity and negatively affect our businesses.

International Regulation of Online Health Information Services

The WebMD Health Network is not directed to non-U.S. users; and nearly all of the users of our private portals are U.S. employees or plan members. As a result, we do not believe that we currently conduct our business in a manner that subjects us to international data regulation in any material respect. However, one element of our growth strategy is to seek to expand our online services to markets outside the United States.

Generally, we expect that we would accomplish this through partnerships or joint ventures with other companies having expertise in the specific country or region, as was the case with our entry into the physician marketplace in Latin America, Spain and Portugal in 2007.

Many countries and governmental bodies have, or are developing, laws that may apply to online health information services of the types we provide, including laws regarding the collection, use, storage and dissemination of personal information or patient data. To the extent our operations are located within their jurisdiction or are directed at individuals within their jurisdiction, these laws may apply to us. In addition, those governments may attempt to apply such laws extraterritorially or through treaties or other arrangements with U.S. governmental entities. To the extent we fail to accurately anticipate the application or interpretation of these laws, we could be subject to liability and adverse publicity, which could negatively affect our business. In addition, these laws may impose additional operational requirements or restrictions on our business, affect the manner in which we use or transmit data and increase our cost of doing business.

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

We face significant competition for our products and services

The markets in which we operate are intensely competitive, continually evolving and, in some cases, subject to rapid change.

•	Our public portals face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. We compete for users with online services and Web sites that provide health-related information, including both commercial sites and not-for-profit sites. We compete for advertisers and sponsors with: health-related Web sites; general purpose consumer Web sites that offer specialized health sub-channels; other high-traffic Web sites that include both healthcare-related and non-healthcare-related content and services; search engines that provide specialized health search; and advertising networks that aggregate traffic from multiple sites.

•	Our private portals compete with: providers of healthcare decision-support tools and online health management applications; wellness and disease management vendors; and health information services and health management offerings of healthcare benefits companies and their affiliates.

•	Our Publishing and Other Services segment’s products and services compete with numerous other offline publications, some of which have better access to traditional distribution channels than we have, and also compete with online information sources.

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

Our online businesses have a limited operating history

Our online businesses have a limited operating history and participate in relatively new and rapidly changing markets. These businesses have undergone significant changes during their short history as a result of changes in the types of services provided, technological changes and changes in market conditions and are expected to continue to change for similar reasons. Many companies with business plans based on providing healthcare information and related services through the Internet have failed to be profitable and some have filed for bankruptcy and/or ceased operations. Even if demand from users exists, we cannot assure you that our businesses will continue to be profitable.

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

WebMD the Magazine was launched in April 2005 and, as a result, has a very short operating history. We cannot assure you that WebMD the Magazine will be able to attract and retain the advertisers needed to make this publication successful in the future.

The timing of our advertising and sponsorship revenue may vary significantly from quarter to quarter

Our advertising and sponsorship revenue, which accounted for approximately 73% of our total Online Services segment revenue for the year ended December 31, 2007, may vary significantly from quarter to quarter due to a number of factors, not all of which are in our control, and any of which may be difficult to forecast accurately. The majority of our advertising and sponsorship contracts are for terms of approximately four to twelve months. We have relatively few longer term advertising and sponsorship contracts. We cannot assure you that our current customers for these services will continue to use our services beyond the terms of their existing contracts or that they will enter into any additional contracts.

In addition, the time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program may be lengthy, especially for larger contracts, and may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals. Other factors that could affect the timing of our revenue from advertisers and sponsors include:

•	the timing of FDA approval for new products or for new approved uses for existing products;

•	the timing of FDA approval of generic products that compete with existing brand name products;

•	the timing of withdrawals of products from the market;

•	seasonal factors relating to the prevalence of specific health conditions and other seasonal factors that may affect the timing of promotional campaigns for specific products; and

•	the scheduling of conferences for physicians and other healthcare professionals.

Lengthy sales and implementation cycles for our private online portals make it difficult to forecast our revenues from these applications and may have an adverse impact on our business

The period from our initial contact with a potential client for a private online portal and the first purchase of our solution by the client is difficult to predict. In the past, this period has generally ranged from six to twelve months, but in some cases has been longer. These sales may be subject to delays due to a client’s internal procedures for approving large expenditures and other factors beyond our control. The time it takes to implement a private online portal is also difficult to predict and has lasted as long as six months from contract execution to the commencement of live operation. Implementation may be subject to delays based on the availability of the internal resources of the client that are needed and other factors outside of our control. As a result, we have limited ability to forecast the timing of revenue from new clients. This, in turn, makes it more difficult to predict our financial performance from quarter to quarter.

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

Our ability to provide comparative information on hospital cost and quality depends on our ability to obtain the required data on a timely basis and, if we are unable to do so, our private portal services would be less attractive to clients

We provide, in connection with our private portal services, comparative information about hospital cost and quality. Our ability to provide this information depends on our ability to obtain comprehensive, reliable data. We currently obtain this data from a number of public and private sources, including the Centers for Medicare and Medicaid Services (CMS), 24 individual states and the Leapfrog Group. We cannot provide assurance that we would be able to find alternative sources for this data on acceptable terms and conditions. Accordingly, our business could be negatively impacted if CMS or our other data sources cease to make such information available or impose terms and conditions for making it available that are not consistent with our planned usage. In addition, the quality of the comparative information services we provide depends on the reliability of the information that we are able to obtain. If the information we use to provide these services contains errors or is otherwise unreliable, we could lose clients and our reputation could be damaged.

Our ability to renew existing licenses with employers and health plans will depend, in part, on our ability to continue to increase usage of our private portal services by their employees and plan members

In a healthcare market where a greater share of the responsibility for healthcare costs and decision-making has been increasingly shifting to consumers, use of information technology (including personal health records) to assist consumers in making informed decisions about healthcare has also increased. We believe that through our WebMD Health and Benefits Manager tools, including our personal health record application, we are well positioned to play a role in this consumer-directed healthcare environment, and these services will be a significant driver for the growth of our private portals during the next several years. However, our growth strategy depends, in part, on increasing usage of our private portal services by our employer and health plan clients’ employees and members, respectively. Increasing usage of our services requires us to continue to deliver and improve the underlying technology and develop new and updated applications, features and services. In addition, we face competition in the area of healthcare decision-support tools and online health management applications and health information services. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do, and may be better known than we are. We cannot provide assurance that we will be able to meet our development and implementation goals, nor that we will be able to compete successfully against other vendors offering competitive services and, as a result, may experience static or diminished usage for our private portal services and possible non-renewals of our license agreements.

Expansion to markets outside the United States will subject us to additional risks

One element of our growth strategy is to seek to expand our online services to markets outside the United States. Generally, we expect that we would accomplish this through partnerships or joint ventures with other companies having expertise in the specific country or region. However, our participation in international markets will still be subject to certain risks beyond those applicable to our operations in the United States, such as:

•	difficulties in staffing and managing operations outside of the United States;

•	fluctuations in currency exchange rates;

•	burdens of complying with a wide variety of legal, regulatory and market requirements;

•	variability of economic and political conditions;

•	tariffs or other trade barriers;

•	costs of providing and marketing products and services in different markets;

•	potentially adverse tax consequences, including restrictions on repatriation of earnings; and

•	difficulties in protecting intellectual property.

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

Risks Related to Use of the Internet and to Our Technological Infrastructure

Any service interruption or failure in the systems that we use to provide online services could harm our business

Our online services are designed to operate 24 hours a day, seven days a week, without interruption. However, we have experienced and expect that we will in the future experience interruptions and delays in services and availability from time to time. We rely on internal systems as well as third-party vendors, including data center providers and bandwidth providers, to provide our online services. We may not maintain redundant systems or facilities for some of these services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could negatively impact our relationship with users. In addition, system failures may result in loss of data, including user registration data, content, and other data critical to the operation of our online services, which could cause significant harm to our business and our reputation.

To operate without interruption or loss of data, both we and our service providers must guard against:

•	damage from fire, power loss and other natural disasters;

•	communications failures;

•	software and hardware errors, failures and crashes;

•	security breaches, computer viruses and similar disruptive problems; and

•	other potential service interruptions.

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

Risks Related to the Legal and Regulatory Environment in Which We Operate

Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies

The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Existing and new laws and regulations affecting the healthcare industry could create unexpected liabilities for us, could cause us to incur additional costs and could restrict our operations. Many healthcare laws are complex, and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services that we provide. However, these laws and regulations may nonetheless be applied to our products and services. Our failure to accurately anticipate the application of these laws and regulations, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our businesses. Some of the risks we face from healthcare regulation are as follows:

•	Regulation of Drug and Medical Device Advertising and Promotion. The WebMD Health Network provides services involving advertising and promotion of prescription and over-the-counter drugs and medical devices. If the FDA or the FTC finds that any information on The WebMD Health Network or in WebMD the Magazine violates FDA or FTC regulations, they may take regulatory or judicial action against us and/or the advertiser or sponsor of that information. State attorneys general may also take similar action based on their state’s consumer protection statutes. Any increase or change in regulation of drug or medical device advertising and promotion could make it more difficult for us to contract for sponsorships and advertising. Members of Congress, physician groups and others have criticized the FDA’s current policies, and have called for restrictions on advertising of prescription drugs to consumers and increased FDA enforcement. We cannot predict what actions the FDA or industry participants may take in response to these criticisms. It is also possible that new laws would be enacted that impose restrictions on such advertising. Our advertising and sponsorship revenue could be materially reduced by additional restrictions on the advertising of prescription drugs and medical devices to consumers, whether imposed by law or regulation or required under policies adopted by industry members.

•	Anti-kickback Laws. There are federal and state laws that govern patient referrals, physician financial relationships and inducements to healthcare providers and patients. The federal healthcare programs’ anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. These laws are applicable to manufacturers and distributors and, therefore, may restrict how we and some of our customers market products to healthcare providers, including e-details. Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate some portions of our business and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our practices could result in adverse publicity and be costly for us to respond to.

•	Medical Professional Regulation. The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine. If a state determines that some portion of our business violates these laws, it may seek to have us discontinue those portions or subject us to penalties or licensure requirements. Any determination that we are a healthcare provider and have acted improperly as a healthcare provider may result in liability to us.

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

In addition, Internet user privacy and the use of consumer information to track online activities are major issues both in the United States and abroad. For example, in December 2007, the FTC published for comment proposed principles to govern tracking of consumers’ activities online in order to deliver advertising targeted to the interests of individual consumers. We have privacy policies posted on our Web sites that we believe comply with applicable laws requiring notice to users about our information collection, use and disclosure practices. However, whether and how existing privacy and consumer protection laws in various jurisdictions apply to the Internet is still uncertain. We also notify users about our information collection, use and disclosure practices relating to data we receive through offline means such as paper health risk assessments. We cannot assure you that the privacy policies and other statements we provide to users of our products and services, or our practices will be found sufficient to protect us from liability or adverse publicity in this area. A determination by a state or federal agency or court that any of our practices do not meet applicable standards, or the implementation of new standards or requirements, could adversely affect our business.

Failure to maintain our CME accreditation could adversely affect Medscape’s ability to provide online CME offerings

Medscape’s CME activities are planned and implemented in accordance with the current Essential Areas and Policies of the Accreditation Council for Continuing Medical Education, or ACCME, which oversees providers of CME credit, and other applicable accreditation standards. In 2007, ACCME revised its standards for commercial support of CME. The revised standards are intended to ensure, among other things, that CME activities of ACCME-accredited providers, such as Medscape, are independent of “commercial interests,” which are now defined as entities that produce, market, re-sell or distribute health care goods and services, excluding certain organizations. “Commercial interests,” and entities owned or controlled by “commercial interests,” are ineligible for accreditation by the ACCME. The revised standards also provide that accredited CME providers may not place their CME content on Web sites owned or controlled by a “commercial interest.” In addition, accredited CME providers may no longer ask “commercial interests” for speaker or topic suggestions, and are also prohibited from asking “commercial interests” to review CME content prior to delivery.

As a result of the revised standards, we have made certain adjustments to our corporate structure, management and operations intended to ensure that Medscape will continue to provide CME activities that are developed independently from those programs developed by its sister companies, which may not be independent of “commercial interests”. ACCME required accredited providers to implement changes relating to placing CME content on websites owned or controlled by “commercial interests” by January 1, 2008 and is requiring accredited providers to implement any corporate structural changes necessary to meet the revised standards regarding the definition of “commercial interest” by August 2009. We believe that the adjustments that we and Medscape have made to our structure and operations satisfy the revised standards. However, we cannot be certain whether ACCME will find that these adjustments are sufficient, nor can we predict whether ACCME will impose additional requirements.

Medscape’s current ACCME accreditation expires at the end of July 2010. In order for Medscape to renew its accreditation, it will be required to demonstrate to the ACCME that it continues to meet ACCME requirements. If Medscape fails to maintain its status as an accredited ACCME provider (whether at the time of such renewal or at an earlier time as a result of a failure to comply with existing or additional ACCME standards), it would not be permitted to accredit ACCME activities for physicians and other healthcare professionals. Instead, it would be required to use third parties to provide such CME-related services. That, in turn, could discourage potential sponsors from engaging Medscape to develop CME or education related activities, which could have a material adverse effect on our business.

Government regulation and industry initiatives could adversely affect the volume of sponsored online CME programs implemented through our Web sites or require changes to how Medscape offers CME

CME activities may be subject to government regulation by Congress, the FDA, the OIG, HHS, the federal agency responsible for interpreting certain federal laws relating to healthcare, and by state regulatory agencies. Medscape and/or the sponsors of the CME activities that Medscape accredits may be subject to enforcement actions if any of these CME activities are deemed improperly promotional, potentially leading to the termination of sponsorships.

During the past several years, educational activities, including CME, directed at physicians have been subject to increased governmental scrutiny to ensure that sponsors do not influence or control the content of the activities. In response, pharmaceutical companies and medical device companies have developed and implemented internal controls and procedures that promote adherence to applicable regulations and requirements. In implementing these controls and procedures, Medscape’s various sponsors may interpret the regulations and requirements differently and may implement varying procedures or requirements. These controls and procedures:

•	may discourage pharmaceutical companies from providing grants for independent educational activities;

•	may slow their internal approval for such grants;

•	may reduce the volume of sponsored educational programs that Medscape produces to levels that are lower than in the past, thereby reducing revenue; and

•	may require Medscape to make changes to how it offers or provides educational programs, including CME.

In addition, future changes to laws and regulations, or to the internal compliance programs of supporters or supporters, may further discourage, significantly limit, or prohibit supporters or potential supporters from engaging in educational activities with Medscape, or may require Medscape to make further changes in the way it offers or provides educational programs.

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

Risks Related to the Proposed Merger with HLTH Corporation
and to the Existing Relationship between WebMD and HLTH

The HLTH Merger will result in a substantial increase in the number of shares of WebMD Common Stock available for trading, which could depress the price of such stock and/or increase the volatility of the price of such stock, both before and after completion of the HLTH Merger

Although the HLTH Merger is expected to reduce the total number of outstanding shares of WebMD Common Stock, the HLTH Merger will greatly increase the number of such shares available for sale in the public markets. Currently, all 48,100,000 outstanding shares of WebMD Class B Common Stock are held by HLTH and do not trade in the public markets. As of February 25, 2008, approximately 9,150,000 shares of WebMD Class A Common Stock (the class traded publicly) were outstanding. In the HLTH Merger, the WebMD Class B Common Stock will be extinguished, but more than 36,000,000 new shares of WebMD Common Stock will be issued to holders of HLTH Common Stock and become immediately available for sale. Additional shares could become available for sale at or after that time depending upon:

•	whether holders of options to purchase HLTH Common Stock exercise those options and the timing of such exercises; and

•	whether holders of convertible notes issued by HLTH convert those notes and the timing of any such conversions.

Sales of large amounts of WebMD Common Stock could depress the market price of WebMD Common Stock. In addition, the potential that such sales may occur could depress prices even in advance of such sales. We cannot predict the effect that the HLTH Merger will have on the price of WebMD Common Stock, both before and after completion of the HLTH Merger.

The HLTH Merger is subject to closing conditions that, if not satisfied or waived, will result in the HLTH Merger not being completed, which may cause the market price of WebMD Class A Common Stock to decline

The HLTH Merger is subject to customary conditions to closing, including the receipt of required approvals of the stockholders of HLTH and WHC and receipt of opinions of counsel relating to tax matters. In addition, the HLTH Merger is subject to deal-specific closing conditions, including: the combined company having a sufficient amount of available cash at closing to pay the cash portion of the merger consideration while leaving an agreed upon amount of cash in the combined company, calculated pursuant to a formula contained in the Merger Agreement; completion of the sale, by HLTH, of its holdings of ARS; and completion of the sale, by HLTH, of either ViPS or Porex. If any condition to the HLTH Merger is not satisfied or, if permissible, waived, the HLTH Merger will not be completed. Generally, waiver by WebMD of a condition to closing of the HLTH Merger will require approval of the Special Committee of the WebMD Board that negotiated the transaction with HLTH. We cannot predict what the effect on the market price of WebMD Class Common Stock would be if the HLTH Merger is not able to be completed, but depending on market conditions at the time, it could result in a decline in that market price. In addition, if there is uncertainty regarding whether the HLTH Merger will be completed (including uncertainty regarding whether the conditions to closing will be met), that could result in a decline in the market price of WebMD Class A Common Stock or an increase in the volatility of that market price.

In the event that HLTH does not sell either ViPS or Porex prior to the closing of the HLTH Merger, WebMD would become exposed to the risks inherent in the ownership of the remaining business

HLTH has announced that it plans to divest its ViPS and Porex businesses. Completion of the sale of one of those businesses is a condition to closing of the HLTH Merger. However, the HLTH Merger could be completed before the sale of the other such business. In that case, WebMD (as the surviving company in the HLTH Merger) would become the owner of that business and the sale process would continue. WebMD would then be subject to the risk that the proceeds from the sale of that business are less than expected and all other risks inherent in the ownership of that business. There can be no assurances regarding whether WebMD would be able to complete such sale or as to the timing or terms of such transaction. Even if HLTH has entered into an agreement with an acquirer with respect to the remaining business prior to completion of the HLTH Merger, WebMD would be subject to the risk that the conditions to closing provided for in such agreement might not be met.

The financial results and operations of ViPS and Porex could be adversely affected by the diversion of management resources to the sale process and by uncertainty regarding the outcome of the process. For example, the uncertainty of who will own those businesses in the future could lead such business to lose or fail to attract employees, customers or business partners. This could adversely affect their operations and financial results and, as a result, the sale prices that HLTH or WebMD may receive for such businesses.

We continue to be dependent on HLTH to provide us with services required by us for the operation of our business

Some of the administrative services we require continue to be provided to us by HLTH under a Services Agreement. Under the Services Agreement, HLTH provides us with administrative services, including services relating to payroll, accounting, tax planning and compliance, employee benefit plans, legal matters and information processing. As a result, we are dependent on our relationship with HLTH for these important services. We reimburse HLTH under agreed-upon formulas that allocate to us a portion of HLTH’s aggregate costs related to those services. The Services Agreement is for a term of up to five years from the date of our initial public offering; however, we have the option to terminate these services, in whole or in part, at any time we choose to do so, generally by providing, with respect to specified services or groups of services, 60 days’ notice and, in some cases, paying a termination fee of not more than $30,000 to cover the costs of HLTH relating to the termination.

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

HLTH owns 100% of our Class B Common Stock, which represents approximately 84% of our outstanding common stock. These Class B shares collectively represent 96% of the combined voting power of our outstanding common stock. Given its ownership interest, HLTH is able to control the outcome of all matters submitted to our shareholders for approval, including the election of directors and the HLTH Merger (which HLTH has agreed, in the Merger Agreement, to vote to approve). Accordingly, except as specifically provided in the Merger Agreement, either in its capacity as a stockholder or through its control of our Board of Directors, HLTH is able to control all key decisions regarding our company, including mergers or other business combinations and acquisitions, dispositions of assets, future issuances of our common stock or other securities, the incurrence of debt by us, the payment of dividends on our common stock (including the frequency and the amount of dividends that would be payable on our common stock, a substantial majority of which HLTH owns) and amendments to our certificate of incorporation and bylaws. Further, as long as HLTH and its subsidiaries (excluding our company and our subsidiaries) continue to beneficially own shares representing at least a majority of the votes entitled to be cast by the holders of our outstanding voting stock, it may take actions required to be taken at a meeting of stockholders without a meeting or a vote and without prior notice to holders of our Class A Common Stock. In addition, HLTH’s controlling interest may discourage a change of control that the holders of our Class A Common Stock may favor. Any of these provisions could be used by HLTH for its own advantage to the detriment of our other stockholders and our company. This in turn may have an adverse effect on the market price of our Class A Common Stock.

The interests of HLTH may conflict with the interests of our other stockholders

We cannot assure you that the interests of HLTH will coincide with the interests of the other holders of our common stock. For example, except as specifically provided in the Merger Agreement, HLTH could cause us to make acquisitions that increase the amount of our indebtedness or outstanding shares of common stock or sell revenue-generating assets. Also, HLTH or its directors and officers may allocate to HLTH or its other affiliates corporate opportunities that could have been directed to us. So long as HLTH continues to own shares of our common stock with significant voting power, HLTH will continue to be able to strongly influence or effectively control our decisions.

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

Provisions in our charter documents and Delaware law may inhibit a takeover, which could adversely affect the value of our Class A Common Stock

Our Certificate of Incorporation and Bylaws, as well as Delaware corporate law, contain provisions that could delay or prevent a change of control or changes in our management and Board of Directors that holders of our Class A Common Stock might consider favorable and may prevent them from receiving a takeover premium for their shares. These provisions include, for example, our classified board structure, the disproportionate voting rights of the Class B Common Stock (relative to the Class A Common Stock) and the authorization of our Board of Directors to issue up to 50 million shares of preferred stock without a stockholder vote. In addition, our Restated Certificate of Incorporation provides that after the time HLTH and its affiliates cease to own, in the aggregate, a majority of the combined voting power of our outstanding capital stock, stockholders may not act by written consent and may not call special meetings. These provisions apply even if the offer may be considered beneficial by some of our stockholders. If a change of control or change in management is delayed or prevented, the market price of our Class A Common Stock could decline.

We may be prevented from issuing stock to raise capital, to effectuate acquisitions or to provide equity incentives to members of our management and Board of Directors

Beneficial ownership of at least 80% of the total voting power and value of our capital stock is required in order for HLTH to continue to include us in its consolidated group for federal income tax purposes, and beneficial ownership of at least 80% of the total voting power of our capital stock and 80% of each class of any non-voting capital stock that we may issue is required in order for HLTH to effect a tax-free split-off, spin-off or other similar transaction. Under the terms of the tax sharing agreement that we have entered into with HLTH however, we have agreed that we will not knowingly take or fail to take any action that could reasonably be expected to preclude HLTH’s ability to undertake a tax-free split-off or spin-off. This may prevent us from issuing additional equity securities to raise capital, to effectuate acquisitions or to provide management or director equity incentives.

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

If certain transactions occur with respect to our capital stock or HLTH’s capital stock, we may be unable to utilize our net operating loss carryforwards and tax credits to reduce our income taxes

As of December 31, 2007, we had net operating loss carryforwards of approximately $272 million for federal income tax purposes and federal tax credits of approximately $2.7 million residing within the WebMD legal entities, which excludes the impact of any unrecognized tax benefit. If certain transactions occur with respect to our capital stock or HLTH’s capital stock, including issuances, redemptions, recapitalizations, exercises of options, conversions of convertible debt, purchases or sales by 5%-or-greater shareholders and similar transactions, that result in a cumulative change of more than 50% of the ownership of our capital stock, taking into account indirect changes in ownership of our stock as a result of changes in ownership in or HLTH’s capital stock, over a three-year period (including a period commencing prior to our initial public offering), as determined under rules prescribed by the U.S. Internal Revenue Code and applicable Treasury regulations, an annual limitation would be imposed with respect to our ability to utilize our net operating loss carryforwards and federal tax credits against any taxable income that we achieve in future periods. HLTH is not subject to any contractual obligation to retain any of its Class B Common Stock. Moreover, there can be no assurance that limitations on the use of our net operating loss carryforwards and federal tax credits will not occur as a result of changes in the ownership of HLTH’s capital stock (which changes may be beyond the control of us and HLTH). We expect the HLTH Merger to result in a cumulative change of more than 50% of the ownership of HLTH’s capital, as determined under rules prescribed by the U.S. Internal Revenue Code and applicable Treasury regulations. However, we are currently unable to calculate the annual limitation that would be imposed on our ability to utilize the net operating loss carryforwards and federal tax credits.

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

Other Risks Applicable to Our Company and to Ownership of Our Securities

Negative conditions in the market for certain investments may result in us incurring a loss on such investments

As of the date of this Annual Report, WebMD currently has a total of approximately $327 million in consolidated cash, cash equivalents and marketable securities, which includes approximately $169 million of investments in certain auction rate securities (ARS). The types of ARS investments that WebMD owns are backed by student loans, 97% of which are guaranteed under the Federal Family Education Loan Program (FFELP), and all had credit ratings of AAA or Aaa when purchased. WebMD does not own any other type of ARS investments.

Recent negative conditions in the regularly held auctions for these securities have prevented holders from being able to liquidate their holdings through that type of sale. As a result, we are in the process of evaluating the extent of any impairment in its ARS investments resulting from the current lack of liquidity; however, we are not yet able to quantify the amount of any impairment. In the event WebMD needs to or wants to sell its ARS investments, it may not be able to do so until a future auction on these types of investments is successful or until a buyer is found outside the auction process. If potential buyers are unwilling to purchase the investments at their carrying amount, we would incur a loss on any such sales.

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

We lease approximately 100,000 square feet of office space in New York, New York for our corporate headquarters and our editorial and marketing operations under a lease that expires in November 2015. We also lease an additional 20,000 square feet of office space in New York, New York under a lease entered into by Medsite. We also lease office space and operational facilities in: Avon, Connecticut; Atlanta, Georgia; Acton, Massachusetts; Montreal, Canada; Chicago, Illinois; Herndon, Virginia; Indianapolis, Indiana; Omaha, Nebraska; Portland, Oregon; and San Clemente, California.

Item 3.	Legal Proceedings

The information relating to legal proceedings contained in Note 12 to the Consolidated Financial Statements included in this Annual Report is incorporated herein by this reference.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2007, no matters were submitted to a vote of security holders of WebMD.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

We completed the initial public offering of our Class A Common Stock on September 28, 2005. Our Common Stock began trading on the Nasdaq National Market under the symbol “WBMD” on September 29, 2005 and now trades on the Nasdaq Global Select Market.

The high and low prices for each quarterly period during the last two fiscal years are as follows:

	High	Low

2006
First quarter	$44.27	$28.55
Second quarter	47.30	34.10
Third quarter	46.85	34.25
Fourth quarter	41.71	33.93
2007
First quarter	$57.28	$40.09
Second quarter	58.53	46.07
Third quarter	58.65	44.16
Fourth quarter	63.49	38.73

The market price of our Class A Common Stock has fluctuated in the past and is likely to fluctuate in the future. Changes in the market price of our Class A Common Stock and other securities may result from, among other things:

•	quarter-to-quarter variations in operating results;

•	operating results being different from analysts’ estimates or opinions;

•	changes in analysts’ earnings estimates;

•	changes in financial guidance or other forward-looking information;

•	developments relating to the HLTH Merger;

•	announcements of new technologies, products, services or pricing policies by us or our competitors;

•	announcements of acquisitions or strategic partnerships by us or our competitors;

•	developments in existing customer or strategic relationships;

•	actual or perceived changes in our business strategy;

•	developments in new or pending litigation and claims;

•	sales of large amounts of our Class A Common Stock;

•	changes in market conditions in the healthcare, information technology, Internet or plastic industries;

•	changes in general economic conditions; and

•	fluctuations in the securities markets in general.

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

Holders

On February 25, 2008, there were approximately 60 holders of record of our Class A Common Stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to determine the total number of stockholders represented by these record holders, but we believe there are more than 7,500 holders of our Class A Common Stock.

Dividends

We have never declared or paid any cash dividends on our Common Stock, and we do not anticipate paying cash dividends in the foreseeable future.

Repurchases of Equity Securities During the Fourth Quarter of 2006

During the fourth quarter of 2007, a total of 2,829 shares were withheld from WebMD Restricted Stock that vested on October 15, 2007, on October 23, 2007 and on December 30, 2007, in order to satisfy withholding tax requirements related to the vesting of the awards. The value of these shares was determined based on the closing fair market value of our Class A Common Stock on the date of the vesting, which was: $58.96 per share on October 15, 2007; $44.68 per share on October 23, 2007; and $41.25 on December 30, 2007. These were the only repurchases of equity securities made by us during the three months ended December 31, 2007. We do not have a repurchase program.

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

COMPARISON OF 27 MONTH CUMULATIVE TOTAL RETURN*

Among WebMD Health Corp., The NASDAQ Composite Index
And The RDG Internet Composite Index

*	$100 invested on 9/29/05 in stock or 9/30/05 in index — including reinvestment of dividends. Fiscal year ending December 31.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report.

	Years Ended December 31,
	2007(1)	2006(2)(3)	2005	2004	2003
		(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenue	$331,954	$248,776	$163,910	$129,110	$105,410
Costs and expenses:
Cost of operations	117,281	101,675	65,676	47,141	42,535
Sales and marketing	93,645	76,189	51,756	47,358	47,917
General and administrative	60,986	52,338	29,550	22,122	18,016
Depreciation and amortization	27,233	17,639	10,648	5,617	4,463
Interest income	12,378	5,099	1,790	—	—

Income (loss) from continuing operations before income tax (benefit) provision	45,187	6,034	8,070	6,872	(7,521)
Income tax (benefit) provision	(17,255)	3,883	1,666	1,254	1,068

Income (loss) from continuing operations	62,442	2,151	6,404	5,618	(8,589)
Income (loss) from discontinued operations, net of tax	3,442	385	161	(201)	279

Net income (loss)	$65,884	$2,536	$6,565	$5,417	$(8,310)

Basic income (loss) per common share:
Income (loss) from continuing operations	$1.09	$0.04	$0.13	$0.12	$(0.18)
Income (loss) from discontinued operations	0.06	0.01	0.00	(0.01)	0.01

Net income (loss)	$1.15	$0.05	$0.13	$0.11	$(0.17)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$1.05	$0.04	$0.13	$0.12	$(0.18)
Income (loss) from discontinued operations	0.05	0.00	0.00	(0.01)	0.01

Net income (loss)	$1.10	$0.04	$0.13	$0.11	$(0.17)

Weighted-average shares outstanding used in computing net income (loss) per common share:
Basic	57,184	56,145	50,132	48,100	48,100

Diluted	59,743	58,075	50,532	48,100	48,100

	As of December 31,
	2007(1)	2006(2)	2005	2004	2003
		(In thousands)

Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$294,653	$54,150	$153,777	$3,456	$358
Working capital (excluding assets and liabilities of discontinued operations)	292,157	185,991	153,533	9,937	4,202
Total assets	718,864	619,965	376,889	146,496	120,630
Other long-term liabilities	9,210	7,912	7,010	—	—
Stockholders’ equity and owner’s net investment	606,755	496,109	295,955	98,560	84,394

(1)	As of December 31, 2007, we completed the sale of our medical reference publications business. Accordingly, the following selected consolidated financial data has been reclassified to reflect historical results of our medical reference publications business as a discontinued operation for this and all prior periods presented.

(2)	During 2006, we acquired Subimo LLC on December 15, 2006, Medsite Inc. on September 11, 2006, Summex Corporation on June 13, 2006 and eMedicine.com Inc. on January 17, 2006. The results of operations of these acquired companies have been included in our financial statements from the respective acquisition dates.

(3)	On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 “(Revised 2004): Share Based Payment” that resulted in additional non-cash stock-based compensation expense during 2006. See Results of Operations included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

MD&A is a supplement to our consolidated financial statements and notes thereto included elsewhere in this Annual Report, and is provided to enhance your understanding of our results of operations and financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of our company and operating segments, a description of certain recent developments, background information on certain trends, strategies and other matters discussed in this MD&A, a description of the basis of presentation of our financial statements, a summary discussion of our recent acquisitions and a discussion of how seasonal factors may impact the timing of our revenue.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective and often complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to the consolidated financial statements included in this Annual Report.

•	Transactions with HLTH. This section describes the services that we receive from our parent company, HLTH Corporation (“HLTH”) and the costs of these services, as well as the fees we charge HLTH for our services and our tax sharing agreement with HLTH.

•	Results of Operations and Results of Operations by Operating Segment. These sections provide our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on both a consolidated basis and an operating segment basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of December 31, 2007.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

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

•	Publishing and Other Services. We provide several offline products and services: The Little Blue Book, a physician directory; and WebMD the Magazine, a consumer-targeted publication launched in early 2005 that we distribute free of charge to physician office waiting rooms. Until December 31, 2007, we published ACP Medicine and ACS Surgery: Principles of Practice, our medical reference textbooks. We generate revenue from sales of The Little Blue Book directories and advertisements in those directories, and sales of advertisements in WebMD the Magazine. We also conducted in-person medical education through December 31, 2006, as a result of the acquisition of the assets of Conceptis Technologies, Inc. in December 2005. Until December 31, 2007, we also published medical reference textbooks. We sold this business in 2007 and it has now been reflected as a discontinued operation in our financial statements. Our Publishing and Other Services segment complements our Online Services segment and extends the reach of our brand and our influence with health-involved consumers and clinically-active physicians.

Significant Developments

Sale of ACP Medicine and ACS Surgery.  As of December 31, 2007, the Company entered into an Asset Sale Agreement and completed the sale of certain assets and certain liabilities of our medical reference publications business, including the publications ACP Medicine and ACS Surgery: Principles and Practice. The assets and liabilities sold are referred to below as the “ACS/ACP Business.” ACP Medicine and ACS Surgery are official publications of the American College of Physicians and the American College of Surgeons, respectively. The Company will receive net cash proceeds of $2,809, consisting of $1,328 received in January 2008 and $1,481 which will be received through June 30, 2008. The Company incurred approximately $800 of professional fees and other expenses associated with the sale of the ACS/ACP Business. In connection with the sale, the Company recognized a gain of $3,571.

Investment in Auction Rate Securities Backed by Federally Guaranteed Student Loans.  As of February 21, 2008, WebMD had investments of approximately $169 million in certain auction rate securities (which we refer to as ARS). The types of ARS investments that WebMD owns are backed by student loans, 97% of which are guaranteed under the Federal Family Education Loan Program (FFELP), and all had credit ratings of AAA or Aaa when purchased. WebMD does not own any other type of ARS investments. The interest rates on these ARS investments are reset every 28 days by an auction process. Historically, these types of ARS investments have been highly liquid. In mid-February 2008, auctions for ARS investments backed by student loans failed, including auctions for the ARS investments held by WebMD. The result of a failed auction is that these ARS investments continue to pay interest in accordance with their terms until the next successful auction; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS investments develop. WebMD believes that the underlying credit quality of the assets backing its ARS investments has not been impacted by the reduced liquidity of these ARS investments. As a result of these recent events, WebMD is in the process of evaluating the extent of any impairment in its ARS investments resulting from the current lack of liquidity; however, it is not yet able to quantify the amount of any impairment. WebMD believes that the lack of liquidity relating to its ARS investments will not have an impact on its ability to fund its current operations.

HLTH Merger.  On February 20, 2008, HLTH and WebMD entered into a Merger Agreement, pursuant to which HLTH will merge into WebMD (which we refer to as the HLTH Merger), with WebMD continuing as the surviving company. In the HLTH Merger, each outstanding share of HLTH common stock will be converted into 0.1979 shares of WebMD common stock and $6.89 in cash, subject to a downward adjustment as described below (which we refer to as the Merger Consideration). The shares of WebMD Class A Common Stock currently outstanding will remain outstanding and will be unchanged in the HLTH Merger. The HLTH Merger will eliminate both the controlling class of WebMD stock held by HLTH and WebMD’s existing dual-class stock structure. The terms of the Merger Agreement were negotiated between HLTH and a Special Committee of the Board of Directors of WebMD. The Merger Agreement was approved by the Board of WebMD based on the recommendations of the Special Committee and by the Board of HLTH.

The cash portion of the Merger Consideration will be funded from cash and investments at WebMD and HLTH, and proceeds from HLTH’s anticipated sales of its ViPS and Porex businesses. As previously announced, HLTH has received significant interest from potential strategic buyers for both ViPS and Porex and will be seeking formal offers for these businesses from potential buyers. The cash portion of the Merger Consideration is subject to downward adjustment prior to the closing, based on the amount of proceeds received from the disposition of HLTH’s investment (which excludes the portion held by WebMD) in certain ARS, which, under the terms of the Merger Agreement, must be liquidated by HLTH prior to closing of the Merger. We cannot predict, at this time, the amount of such downward adjustment. See “Investment in Auction Rate Securities Backed by Federally Guaranteed Student Loans” above. If either ViPS or Porex has not been sold at the time the HLTH Merger is ready to be consummated, WebMD may issue up to $250 million in redeemable notes to the HLTH shareholders in lieu of a portion of the cash consideration otherwise payable in the Merger. The notes would bear interest at a rate of 11% per annum, payable in kind annually in arrears. The notes would be subject to mandatory redemption by WebMD from the proceeds of the divestiture of the remaining ViPS or Porex business. The redemption price would be equal to the principal amount of the notes to be redeemed plus accrued but unpaid interest through the date of the redemption.

Completion of the Merger is subject to: HLTH and WebMD receiving required shareholder approvals; a requirement that the surviving company have an amount of cash, as of the closing, at least equal to an agreed upon threshold, calculated in accordance with a formula contained in the Merger Agreement; completion of the sale by HLTH of either ViPS or Porex and the sale of HLTH’s ARS investments; and other customary closing conditions. HLTH, which owns shares of WebMD constituting approximately 96% of the total number of votes represented by outstanding shares, has agreed to vote its shares of WebMD in favor of the Merger. The transaction is expected to close in the second or third quarter of 2008.

Following the HLTH Merger, WebMD as the surviving corporation will assume the obligations of HLTH under HLTH’s 3 1/8% Convertible Notes due September 1, 2025 and HLTH’s 1.75% Convertible Subordinated Notes due June 15, 2023 (collectively referred to as Notes). In the event a holder of these Notes converts these Notes into shares of HLTH Common Stock pursuant to the terms of the applicable indenture prior to the effective time of the HLTH Merger, those shares would be treated in the HLTH Merger like all other shares of HLTH Common Stock. In the event a holder of the Notes converts those Notes pursuant to the applicable indenture following the effective time of the HLTH Merger, those Notes would be converted into the right to receive the Merger Consideration payable in respect of the HLTH shares into which such Notes would have been convertible.

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

•	Increased Online Marketing and Education Spending for Healthcare Products. Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating consumers and physicians about them, however, only a small portion of this amount is currently spent on online services. We believe that these companies, which comprise the majority of our advertisers and sponsors, are becoming increasingly aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians, and this increasing awareness will result in increasing demand for our services.

•	Changes in Health Plan Design; Health Management Initiatives. In a healthcare market where a greater share of the responsibility for healthcare costs and decision-making has been increasingly shifting to consumers, use of information technology (including personal health records) to assist consumers in making informed decisions about healthcare has also increased. We believe that through our WebMD Health and Benefits Manager tools, including our personal health record application, we are well positioned to play a role in this consumer-directed healthcare environment, and these services will be a significant driver for the growth of our private portals during the next several years. However, our growth strategy depends, in part, on increasing usage of our private portal services by our employer and health plan clients’ employees and members, respectively. Increasing usage of our services requires us to continue to deliver and improve the underlying technology and develop new and updated applications, features and services. In addition, we face competition in the area of healthcare decision-support tools and online health management applications and health information services. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do, and may be better known than we are.

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

Basis of Presentation

Our company is a Delaware corporation that was incorporated on May 3, 2005. We completed an initial public offering (“IPO”) of Class A Common Stock on September 28, 2005. Our Class A Common Stock has traded on the Nasdaq National Market under the symbol “WBMD” since September 29, 2005 and now trades on the Nasdaq Global Select Market. Prior to the date of the IPO, we were a wholly-owned subsidiary of HLTH and our consolidated financial statements had been derived from the consolidated financial statements and accounting records of HLTH, principally representing the WebMD segment, using the historical results of operations, and historical basis of assets and liabilities of the WebMD related businesses. Since the completion of the IPO, we are a majority-owned subsidiary of HLTH, which currently owns 84.1% of our equity. Our Class A Common Stock has one vote per share, while our Class B Common Stock has five votes per share. As a result, our Class B Common Stock owned by HLTH represented, as of December 31, 2007, 96.2% of the combined voting power of our outstanding Common Stock.

Acquisitions

During 2006, we acquired four companies, Subimo, LLC (which we refer to as Subimo), Medsite, Inc. (which we refer to as Medsite), Summex Corporation (which we refer to as Summex) and eMedicine.com, Inc. (which we refer to as eMedicine), which we refer to together as the 2006 Acquisitions:

•	On December 15, 2006, we acquired all of the outstanding limited liability company interests of Subimo, a privately held provider of healthcare decision support applications to large employers, health plans and financial institutions. The total purchase consideration for Subimo was approximately $59,320, comprised of $32,820 in cash, net of cash acquired, $26,000 of WebMD Class A Common Stock and $500 of acquisition costs. Pursuant to the terms of the purchase agreement, we deferred the issuance of the $26,000 of equity, equal to 640,930 shares of Class A common shares (“Deferred Shares”) until December 2008. A portion of these shares may be further deferred until December 2010 subject to certain conditions. If the Deferred Shares have a market value that is less than $24.34 per share when issued, then we will pay additional consideration equal to this shortfall, either in the form of Class A common shares or cash, in our sole discretion. The results of operations of Subimo have been included in our financial statements from December 15, 2006, the closing date of the acquisition, and are included in the Online Services segment.

•	On September 11, 2006, we acquired the interactive medical education, promotion and physician recruitment businesses of Medsite. Medsite provides e-detailing promotion and physician recruitment services for pharmaceutical, medical device and healthcare companies, including program development, targeted recruitment and online distribution and delivery. In addition, Medsite provides educational programs to physicians. The total purchase consideration for Medsite was approximately $31,467, comprised of $30,682 in cash, net of cash acquired, and $785 of acquisition costs. The results of operations of Medsite have been included in our financial statements from September 11, 2006, the closing date of the acquisition, and are included in the Online Services segment.

•	On June 13, 2006, we acquired Summex, a provider of health and wellness programs that include online and offline health risk assessments, lifestyle education and personalized telephonic health coaching. The Summex programs complement the online health and benefits platform that we provide to employers and health plans. Summex’s team of professional health coaches work one-on-one with employees and plan members to modify behaviors that may lead to illness and high medical costs. The total purchase consideration for Summex was approximately $30,191, comprised of $29,691 in cash, net of the cash acquired, and $500 of acquisition costs. In addition, we have agreed to pay up to an additional $5,000 in cash in June 2008 if certain financial milestones are achieved. The results of operations of Summex have been included in our financial statements from June 13, 2006, the closing date of the acquisition, and are included in the Online Services segment.

•	On January 17, 2006, we acquired eMedicine, a privately held online publisher of medical reference information for physicians and other healthcare professionals. The total purchase consideration for eMedicine was approximately $25,195, comprised of $24,495 in cash, net of cash acquired, and $700 of acquisition costs. The results of operations of eMedicine have been included in our financial statements from January 17, 2006, the closing date of the acquisition, and are included in the Online Services segment.

During 2005, we acquired the assets of Conceptis Technologies, Inc. (which we refer to as Conceptis) and HealthShare Technology, Inc. (which we refer to as HealthShare), which we refer to together as the 2005 Acquisitions:

•	On December 2, 2005, we acquired the assets of and assumed certain liabilities of Conceptis, a Montreal-based provider of online and offline medical education and promotion aimed at physicians and other healthcare professionals. The total purchase consideration of Conceptis was approximately $19,859, comprised of $19,256 in cash and $603 of acquisition costs. The results of operations of Conceptis have been included in the Online Services and the Publishing and Other Services segments from December 2, 2005, the closing date of the acquisition.

•	On March 14, 2005, we acquired HealthShare, which provides online tools that compare the cost and quality measures of hospitals for use by consumers, providers and health plans. We acquired HealthShare for a total purchase consideration of approximately $29,985, comprised of $29,533 in cash, net of cash acquired and $452 of acquisition costs. The results of operations of HealthShare are included in our Online Services segment beginning March 14, 2005, the closing date of the acquisition.

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

•	Long-Lived Assets. Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually, and whenever indicators of impairment are present. We use a discounted cash flow approach to determine the fair value of goodwill. There was no impairment of goodwill noted as a result of our impairment testing in 2007, 2006 and 2005.

•	Investments. Our investments, at December 31, 2007, consisted of money market funds and investments in certain ARS. All of our investments were classified as available-for-sale and were carried at fair value. Unrealized gains and losses associated with available-for-sale securities are recorded as a component of accumulated other comprehensive income within stockholders’ equity. Realized gains and losses and declines in value determined to be other-than-temporary are recorded in the consolidated statements of operations. A decline in value is deemed to be other-than-temporary if we do not have the intent and ability to retain the investment until any anticipated recovery in market value. The cost of securities is based on the specific identification method.

As discussed in more detail above in “— Introduction — Significant Developments”, during mid-February 2008, auctions for ARS investments backed by student loans failed, including auctions for the ARS investments we held. The result of a failed auction is that these ARS investments continue to bear interest in accordance with their terms until the next successful auction; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS investments develop. We believe that the underlying credit quality of the assets backing its ARS investments have not been impacted by the reduced liquidity of these ARS investments. As a result of these recent events, we are in the process of evaluating the extent of any impairment in our ARS investments resulting from the current lack of liquidity; however, we are not yet able to quantify the amount of any impairment.

•	Stock-Based Compensation. In December 2004, the Financial Accounting Standards Board (which we refer to as FASB) issued SFAS No. 123, “(Revised 2004): Share-Based Payment” (which we refer to as SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (which we refer to as SFAS 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. We adopted SFAS 123R on January 1, 2006 and elected to use the modified prospective transition method and as a result, prior period results were not restated. Under the modified prospective method, awards that were granted or modified on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested stock options and restricted stock awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, using the same grant date fair value and same expense attribution method used under SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized for all stock-based compensation beginning January 1, 2006. As of December 31, 2007, approximately $598 and $37,206 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 0.76 years and 1.65 years, related to the HLTH and our stock-based compensation plans. The total recognition period for the remaining unrecognized stock-based compensation expense for both the HLTH and our stock-based compensation plans is approximately four years; however, the majority of this cost will be recognized over the next two years, in accordance with our vesting provisions.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in this model are expected dividend yield, expected volatility, risk-free interest rate and expected term. The expected volatility for stock options to purchase HLTH Common Stock is based on implied volatility from traded options of HLTH Common Stock combined with historical volatility of HLTH Common Stock. Prior to August 1, 2007, expected volatility for stock options to purchase our Class A Common Stock was based on implied volatility from traded options of stock of comparable companies combined with historical stock price volatility of comparable companies. Beginning on August 1, 2007, expected volatility is based on implied volatility from traded options of our Class A Common Stock combined with historical volatility of our Class A Common Stock.

•	Deferred Tax Assets. Our deferred tax assets are comprised primarily of net operating loss (“NOL”) carryforwards. At December 31, 2007 and 2006, we had NOL carryforwards of approximately $668,000 and $676,000, respectively, on a separate return basis. At December 31, 2007 and 2006, we had NOL carryforwards of $272,000 and $247,000, respectively, on a legal entity basis. This amount reflects the utilization of approximately $430,000 by the HLTH consolidated group as a result of the sale of certain HLTH businesses. Subject to certain limitations, these loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. Until the quarter ended December 31, 2007, a full valuation allowance had been provided against all net deferred taxes, except for a deferred tax liability originating from business combinations that resulted in tax deductible goodwill. During the quarter ended December 31, 2007, after consideration of the relevant positive and negative evidence, we reversed a portion of our valuation allowance primarily through the tax provision. In determining the need for a valuation allowance, management determined the probability of realizing deferred tax assets, taking into consideration factors including historical operating results, expectations of future earnings and taxable income. Management will continue to evaluate the need for a valuation allowance and, in the future should management determine that realization of the net deferred tax asset is more likely than not, some or all of the remaining valuation allowance will be reversed, and our effective tax rate may be reduced by such reversal.

•	Transactions with HLTH. As discussed further below, our expenses reflect a services fee for an allocation of costs for corporate services provided by HLTH. Our expenses also reflect the allocation of a portion of the cost of HLTH’s healthcare plans and the allocation of stock-based compensation expense related to restricted stock awards and other stock-based compensation. Our sales and marketing expense reflects an allocation to HLTH for the utilization by it of advertising services available to us from News Corporation. We are included in the consolidated federal tax return filed by HLTH. During February and September 2007, we received reimbursements of $140,000 and $9,862, respectively, pursuant to our tax sharing agreement related to our NOL carryforwards utilized by HLTH in connection with gains related to the sale of certain HLTH businesses. Additionally, our revenue includes revenue from HLTH for services we provide.

Transactions with HLTH

In connection with the IPO in September 2005, we entered into a number of agreements with HLTH governing the future relationship of the companies, including a Services Agreement, a Tax Sharing Agreement and an Indemnity Agreement. These agreements cover a variety of matters, including responsibility for certain liabilities, including tax liabilities, as well as matters related to HLTH providing us with administrative services, such as payroll, accounting, tax, employee benefit plan, employee insurance, intellectual property, legal and information processing services. Under the Services Agreement, we have agreed to reimburse HLTH an amount that reasonably approximates HLTH’s cost of providing services to us. HLTH has agreed to make the services available to us for up to five years; however, we are not required, under the Services Agreement, to continue to obtain services from HLTH and are able to terminate services, in whole or in part, at any time generally by providing, with respect to the specified services or groups of services, 60 days’ prior notice and, in some cases, paying a nominal termination fee to cover costs relating to the termination. The terms of the Services Agreement provide that HLTH has the option to terminate the services that it provides for us, in whole or in part, if it ceases to provide such services for itself, upon at least 180 days’ written notice to us.

On January 31, 2006, we entered into additional agreements with HLTH in which both parties agreed to support each other’s product development and marketing efforts of specific product lines for agreed upon fees as defined in the agreements. The new agreements cover a term of five years.

On February 15, 2006, the Tax Sharing Agreement was amended to provide that HLTH will compensate us for any use of our NOLs that may result from certain extraordinary transactions, as defined in the Tax Sharing Agreement, including the sales by HLTH of its Emdeon Business Services (which we refer to as EBS) and Emdeon Practice Services (which we refer to as EPS) operating segments.

On September 14, 2006, HLTH completed the sale of EPS for approximately $565,000 in cash (which we refer to as EPS Sale). On November 16, 2006, HLTH completed the sale of a 52% interest in EBS for approximately $1,200,000 in cash (which we refer to as EBS Sale). HLTH recognized a taxable gain on the sale of EPS and EBS and utilized a portion of its federal NOL carryforwards to offset the gain on these transactions. Under the tax sharing agreement between HLTH and us, we were reimbursed for our NOL carryforwards utilized by HLTH in these transactions at the current federal statutory rate of 35%. During February 2007, HLTH reimbursed us $140,000 as an estimate of the payment required pursuant to the tax sharing agreement with respect to the EPS Sale and the EBS Sale, which was subject to adjustment in connection with the filing of the applicable tax returns. During September 2007, HLTH finalized the NOL carryforward attributable to us that was utilized as a result of the EPS Sale and EBS Sale and reimbursed us an additional $9,862. These reimbursements were recorded as capital contributions which increased additional paid-in capital at December 31, 2006 and September 30, 2007, respectively.

On February 11, 2008, HLTH announced that it had executed a definitive agreement and closed the sale of its 48% minority interest in EBS to an affiliate of General Atlantic LLC and investment funds managed by Hellman & Friedman LLC. The sale price was $575,000 in cash. HLTH expects to recognize a taxable gain on this transaction and expects to utilize a portion of its federal NOL carryforward to offset a portion of the tax liability resulting from this transaction. The amount of the utilization of the NOL carryforward and related reimbursement to us is dependent on numerous factors and cannot be determined at this time.

The consolidated financial statements include allocations for the following:

Charges from the Company to HLTH

•	Revenue. Our revenue includes revenue from HLTH for services we provide to other HLTH businesses for licensing of our private portal services, revenue for licensing of our database of physicians, and advertising by HLTH in The Little Blue Book, our physician directory. We record these revenues at rates comparable to those charged to third parties for comparable services.

•	Advertising Expense. During 2005, we allocated costs to HLTH based on its utilization of our advertising services. This charge included a proportional allocation based on the number of HLTH operating segments identified in each advertisement and an allocation of cost to HLTH for the promotion of the WebMD brand prior to HLTH’s name change. On August 5, 2005, HLTH and other businesses of HLTH began to use “Emdeon” as their primary brand, instead of “WebMD.” In May 2007, as a result of the EBS Sale, HLTH began to use “HLTH” as their primary brand, instead of “Emdeon.” Accordingly, we no longer allocate any advertising expense to HLTH, or other businesses of HLTH, related to any advertising that promotes the WebMD brand. Our portion of the advertising services utilized is included in sales and marketing expense within the accompanying consolidated statements of operations, and is reported net of amounts charged to HLTH.

Charges from HLTH to Our Company

•	Corporate Services. We are charged a services fee for costs related to corporate services provided to us by HLTH. These amounts are reflected in general and administrative expenses within our consolidated statements of operations, net of any costs we may incur on behalf of HLTH. Certain of our employees who had previously been associated with HLTH were transferred to us during the third quarter of 2005 thus, our specific identification services fee, which historically reflected the expense of those employees, has been eliminated.

•	Healthcare Expense. We are charged healthcare expense for our employees’ participation in HLTH’s healthcare plans. Healthcare expense is charged based on the total number of employees of our company and reflects HLTH’s average cost of these benefits per employee. Healthcare expense is reflected in our consolidated statements of operations in the same expense caption as the related salary costs of those employees. We expect healthcare expense to vary in accordance with increases or decreases in our employee base and consistent with the cost of HLTH’s healthcare plans.

•	Stock-based Compensation Expense. Stock-based compensation expense is related to stock option issuances and restricted stock awards of HLTH Common Stock that have been granted to certain of our employees. Stock-based compensation expense is allocated on a specific employee identification basis. The expense is reflected in the accompanying consolidated statements of operations in the same expense captions as the related salary costs of those employees. The allocation of stock-based compensation expense related to HLTH Common Stock is recorded as a capital contribution in additional paid-in capital.

The following table summarizes the allocations reflected in our consolidated financial statements:

	Years Ended December 31,
	2007	2006	2005

Charges from the Company to HLTH:
Intercompany revenue	$250	$496	$336
Advertising expense	—	—	1,877
Charges from HLTH to the Company:
Corporate services — specific identification	—	—	1,756
Corporate services — shared services allocation	3,340	3,190	3,361
Healthcare expense	5,877	4,116	2,728
Stock-based compensation expense	2,249	6,183	1,356

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Years Ended December 31,
	2007		2006		2005
	$	%	$	%	$	%

Revenue	$331,954	100.0	$248,776	100.0	$163,910	100.0
Costs and expenses:
Cost of operations	117,281	35.3	101,675	40.9	65,676	40.1
Sales and marketing	93,645	28.2	76,189	30.6	51,756	31.6
General and administrative	60,986	18.4	52,338	21.0	29,550	18.0
Depreciation and amortization	27,233	8.2	17,639	7.1	10,648	6.5
Interest income	12,378	3.7	5,099	2.0	1,790	1.1

Income from continuing operations
before income tax (benefit) provision	45,187	13.6	6,034	2.4	8,070	4.9
Income tax (benefit) provision	(17,255)	(5.2)	3,883	1.6	1,666	1.0

Income from continuing operations	62,442	18.8	2,151	0.8	6,404	3.9
Income from discontinued operations,
net of tax	3,442	1.0	385	0.2	161	0.1

Net income	$65,884	19.8	$2,536	1.0	$6,565	4.0

Revenue is derived from our two business segments: Online Services and Publishing and Other Services. Our Online Services segment derives revenue from advertising, sponsorship (including online CME services), e-detailing promotion and physician recruitment services, content syndication and distribution, and licenses of private online portals to employers, healthcare payers and others, along with related services including lifestyle education and personalized telephonic coaching. Our Publishing and Other Services segment derives revenue from sales of, and advertising in, our physician directories, and advertisements in WebMD the Magazine. As a result of the acquisition of the assets of Conceptis, we also generated revenue from in-person CME programs from December 2005 through December 31, 2006. As of December 31, 2006, these services were no longer offered by WebMD. We sold our ACS/ACP Business as of December 31, 2007 and the revenue and expenses of this business are shown as discontinued operations for all periods presented. Included in our Online Services’ revenue are revenue related to our agreements with News Corporation and AOL:

•	We had licensed our content to News Corporation for use across its media properties for four years ending in January 2005, for cash payments totaling $12,000 per contract year.

•	Our company and AOL shared revenue from advertising, commerce and programming on the health channels of certain AOL online sites and on a co-branded service we created for AOL. Under the terms of the agreement which expired on May 1, 2007, our revenue share was subject to a minimum annual guarantee. Included in the accompanying consolidated statements of operations, for the years ended December 31, 2007, 2006 and 2005 is revenue of $2,658, $8,312 and $7,805, respectively, which represents sales to third parties of advertising and sponsorship on the AOL health channels, primarily sold through our sales team. Also included in revenue during the years ended December 31, 2007, 2006 and 2005 is $1,515, $5,125 and $5,951, respectively, related to the guarantee discussed above.

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

Our discussions throughout this MD&A reference certain non-cash expenses. The following is a summary of our principal non-cash expenses:

•	Non-cash advertising expense. Expense related to the use of our prepaid advertising inventory that we received from News Corporation in exchange for equity instruments that HLTH issued in connection with an agreement it entered into with News Corporation in 1999 and subsequently amended in 2000. This non-cash advertising expense is included in cost of operations when we utilize this advertising inventory in conjunction with offline advertising and sponsorship programs and is included in sales and marketing expense when we use the asset for promotion of our brand. The portion of the non-cash expense that is reflected in sales and marketing expense is reflected net of the expense we charge to HLTH in connection with its use of this asset.

•	Non-cash stock-based compensation expense. Expense related to awards of our restricted Class A Common Stock and awards of employee stock options, as well as awards of restricted HLTH common stock and awards of HLTH stock options that have been granted to certain of our employees. Expense also related to shares issued to our non-employee directors. Non-cash stock-based compensation expense is reflected in the same expense captions as the related salary costs of the respective employees.

The following table is a summary of our non-cash expenses included in the respective statements of operations captions.

	Years Ended December 31,
	2007	2006	2005

Advertising expense:
Cost of operations	$—	$—	$336
Sales and marketing	5,264	7,415	8,656

Total advertising expense	$5,264	$7,415	$8,992

Stock-based compensation expense:
Cost of operations	$5,063	$8,744	$394
Sales and marketing	5,056	5,870	368
General and administrative	9,272	12,083	1,553

Total stock-based compensation expense	$19,391	$26,697	$2,315

2007 and 2006

The following discussion is a comparison of our results of operations on a consolidated basis for the year ended December 31, 2007 to the year ended December 31, 2006.

Revenue

Our total revenue increased 33.4% to $331,954 in 2007 from $248,776 in 2006. Online Services accounted for $83,417 of the revenue increase, offset by a decrease of $239 within Publishing and Other Services for the year ended December 31, 2007. Excluding the impact of the 2006 acquisitions on revenue, total revenue increased approximately $60,000 or 25% from 2006 to 2007.

Costs and Expenses

Cost of Operations.  Cost of operations increased to $117,281 in 2007 from $101,675 in 2006. As a percentage of revenue, cost of operations was 35.3% in 2007, compared to 40.9% in 2006. Included in cost of operations were non-cash expenses related to stock-based compensation of $5,063 in 2007 and $8,744 in 2006. The decrease in non-cash expenses during 2007 compared to last year was primarily related to the graded vesting methodology used in determining stock-based compensation expense relating to the Company’s stock options and restricted stock granted at the time of the initial public offering. Cost of operations, excluding non-cash expense, was $112,218 or 33.8% of revenue in 2007, compared to $92,931 or 37.4% of revenue in 2006. The decrease as a percentage of revenue was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in cost of operations expenses. The increase in absolute dollars was primarily attributable to increases in compensation related costs due to higher staffing levels and outside personnel expenses relating to our Web site operations and development and expenses relating to our acquisitions of Summex, Medsite and Subimo.

Sales and Marketing.  Sales and marketing expense increased to $93,645 in 2007 from $76,189 in 2006. As a percentage of revenue, sales and marketing was 28.2% for the year ended December 31, 2007, compared to 30.6% in the same period last year. Included in sales and marketing expense in 2007 were non-cash expenses related to advertising of $5,264, a decrease from $7,415 in 2006. The decrease in non-cash advertising expenses was due to lower utilization of our prepaid advertising inventory. Also included in sales and marketing expense were non-cash expenses related to stock-based compensation expense of $5,056 for the year ended December 31, 2007 compared to $5,870 in the same period last year. The decrease in non-cash stock-based compensation expense during 2007 compared to last year was primarily related to the graded vesting methodology used in determining stock-based compensation expense relating to the Company’s stock options and restricted stock granted at the time of the initial public offering. Sales and marketing expense, excluding non-cash expenses, was $83,325 or 25.1% of revenue in 2007, compared to $62,904 or 25.3% of revenue in 2006. The increase in absolute dollars in 2007 compared to 2006 was primarily attributable to an increase in compensation related costs due to increased staffing and sales commissions related to higher revenue and to expenses related to our acquisitions of Summex, Medsite and Subimo.

General and Administrative.  General and administrative expense increased to $60,986 in 2007 from $52,338 in 2006. As a percentage of revenue, general and administrative expenses was 18.4% for the year ended December 31, 2007, compared to 21.0% in the same period last year. Included in general and administrative expense were non-cash expenses related to stock-based compensation expense of $9,272 in 2007 and $12,083 in 2006. The decrease in stock-based compensation expense primarily related to the graded vesting methodology used in determining stock-based compensation expense relating to the Company’s stock options and restricted stock granted at the time of the initial public offering. General and administrative expense, excluding non-cash stock-based compensation expense discussed above, was $51,714 or 15.6% of revenue in 2007 compared to $40,255 or 16.2% of revenue in 2006. The decrease as a percentage of revenue in 2007 compared to 2006 was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in general and administrative expense. The increase in absolute dollars in 2007 compared to 2006 was primarily attributable to an increase in compensation related costs due to increased staffing levels and outside personnel expenses and expenses related to our acquisitions of Summex, Medsite and Subimo.

Depreciation and Amortization.  Depreciation and amortization expense increased to $27,233 in 2007 from $17,639 in 2006. The increase over the prior year was primarily due to depreciation expense relating to capital expenditures in 2007 and 2006, as well as the full year impact of the amortization of intangible assets relating to the Subimo, Medsite, Summex and eMedicine acquisitions.

Interest Income.  Interest income of $12,378 in 2007 and $5,099 in 2006 relates to increased levels of cash and investments available for investment.

Income Tax Provision.  The income tax (benefit) provision of ($17,255) and $3,883 for 2007 and 2006, respectively, include expenses and benefits related to federal, state and other jurisdictions including a deferred tax expense related to a portion of our goodwill that is deductible for tax purposes. Additionally, the income tax benefit for 2007 includes the reversal of a portion of our valuation allowance at December 31, 2007 related to the estimated utilization of our NOL’s in 2008.

Income from Discontinued Operations, Net of Tax.  Income from discontinued operations, net of tax represents the ACS/ACP Business net operating (loss) income of ($129) and $385 in 2007 and 2006, respectively, as well as a gain of $3,571, net of tax, recognized in 2007 in connection with the completed sale of the ACS/ACP Business.

2006 and 2005

The following discussion is a comparison of our results of operations on a consolidated basis for the year ended December 31, 2006 to the year ended December 31, 2005.

Revenue

Our total revenue increased 51.8% to $248,776 in 2006 from $163,910 in 2005. Online Services accounted for $77,465 or 91.3% of the revenue increase for 2006. Publishing and Other Services accounted for $7,401 or 8.7% of the revenue increase for 2006. Excluding the impact of the 2006 and 2005 acquisitions on revenue, total revenue increased approximately $55,000 or 33% organically from 2005 to 2006.

Costs and Expenses

Cost of Operations.  Cost of operations increased to $101,675 in 2006 from $65,676 in 2005. As a percentage of revenue, cost of operations was 40.9% in 2006, compared to 40.1% in 2005. Included in cost of operations were non-cash expenses of $8,744 in 2006 and $730 in 2005. The increase in non-cash expenses during 2006 compared to 2005 was primarily related to stock-based compensation expense as a result of the adoption of SFAS 123R. Cost of operations, excluding non-cash expense, was $92,931 or 37.4% of revenue in 2006, compared to $64,946 or 39.6% of revenue in 2005. The decrease as a percentage of revenue was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in cost of operations expenses. The increase in absolute dollars was primarily attributable to increases in compensation related costs due to higher staffing levels and outside personnel expenses relating to our Web site operations and development. Higher costs associated with creating and licensing our content, increased production costs related to the timing of WebMD the Magazine which shipped larger issues in 2006 compared with 2005 and expenses relating to our acquisitions also contributed to the increase. Additionally, the year ended December 31, 2005 included approximately $700 of severance costs.

Sales and Marketing.  Sales and marketing expense increased to $76,189 in 2006 from $51,756 in 2005. As a percentage of revenue, sales and marketing was 30.6% for the year ended December 31, 2006, compared to 31.6% in the same period in 2005. Included in sales and marketing expense in 2006 were non-cash expenses related to advertising of $7,415, a decrease from $8,656 in 2005. The decrease in non-cash advertising expenses was due to lower utilization of our prepaid advertising inventory. We allocated $1,877 of advertising expense in 2005 to HLTH related to its utilization of this asset. As discussed elsewhere in this MD&A document, our non-cash advertising expense is reflected net of what is charged to HLTH for its utilization of the prepaid advertising. On August 5, 2005, HLTH and other businesses of HLTH began to use “Emdeon” as their primary brand, instead of “WebMD.” In May 2007, as a result of the EBS Sale, HLTH began to use “HLTH” as their primary brand, instead of “Emdeon.” Accordingly, we no longer allocate any advertising expense to HLTH, or other businesses of HLTH, related to any advertising that promotes the WebMD brand. Also included in sales and marketing expense were non-cash expenses related to stock-based compensation expense of $5,870 for the year ended December 31, 2006 compared to $368 in the same period in 2005. The increase in non-cash expenses during 2006 compared to 2005 was primarily related to stock-based compensation expense as a result of the adoption of SFAS 123R. Sales and marketing expense, excluding non-cash expenses, was $62,904 or 25.3% of revenue in 2006, compared to $42,732 or 26.1% of revenue in 2005. The decrease as a percentage of revenue in 2006 was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in sales and marketing expense. The increase in absolute dollars in 2006 compared to 2005 was primarily attributable to increases in compensation related costs due to increased staffing and sales commissions related to higher revenue and to expenses related to our acquisitions. Additionally, the year ended December 31, 2005 included approximately $250 of severance costs.

General and Administrative.  General and administrative expense increased to $52,338 in 2006 from $29,550 in 2005. As a percentage of revenue, general and administrative expenses was 21.0% for the year ended December 31, 2006, compared to 18.0% in the same period in 2005. Included in general and administrative expense were non-cash expenses related to stock-based compensation expense of $12,083 in 2006 and $1,553 in 2005. The increase in stock-based compensation expense primarily related to the adoption of SFAS 123R. General and administrative expense, excluding non-cash stock-based compensation expense discussed above, was $40,255 or 16.2% of revenue in 2006 compared to $27,997 or 17.1% of revenue in 2005. The decrease as a percentage of revenue in 2006 compared to 2005 was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in general and administrative expense. The increase in absolute dollars in 2006 compared to 2005 was primarily attributable to higher staffing levels and increased expenses related to our acquisitions and public company related costs. Additionally, the year ended December 31, 2005 included a charge of approximately $2,200 related to the resignation of our former CEO and recruitment of our Executive Vice President of Product and Programming and Chief Technology Officer.

Depreciation and Amortization.  Depreciation and amortization expense increased to $17,639 in 2006 from $10,648 in 2005. The increase over the prior year was primarily due to amortization of intangible assets relating to the Subimo, Summex, eMedicine, Conceptis and Medsite acquisitions, as well as the increase in depreciation expense relating to capital expenditures in 2006 and 2005.

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

Income from Discontinued Operations, Net of Tax.  Income from discontinued operations, net of tax represents the ACS/ACP Business net operating income of $385 and $161 in 2006 and 2005, respectively.

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

The following table presents the results of our operations for each of our operating segments and a reconciliation to net income:

	Years Ended December 31,
	2007	2006	2005

Revenue
Online Services:
Advertising and sponsorship	$229,333	$170,626	$109,977
Licensing	81,471	55,621	34,113
Content syndication and other	2,378	3,518	8,210

Total Online Services	313,182	229,765	152,300
Publishing and Other Services	18,772	19,011	11,610

	$331,954	$248,776	$163,910

Earnings (loss) before interest, taxes, depreciation, amortization and other non-cash items
Online Services	$80,594	$52,324	$28,313
Publishing and Other Services	4,103	362	(78)

	84,697	52,686	28,235
Interest, taxes, depreciation, amortization and other non-cash items
Interest income	12,378	5,099	1,790
Depreciation and amortization	(27,233)	(17,639)	(10,648)
Non-cash advertising	(5,264)	(7,415)	(8,992)
Non-cash stock-based compensation	(19,391)	(26,697)	(2,315)
Income tax benefit (provision)	17,255	(3,883)	(1,666)

Income from continuing operations	62,442	2,151	6,404
Income from discontinued operations, net of tax	3,442	385	161

Net income	$65,884	$2,536	$6,565

2007 and 2006

The following discussion is a comparison of the results of operations for our two operating segments for the year ended December 31, 2007 to the year ended December 31, 2006.

Online Services.  Revenue was $313,182 in 2007, an increase of $83,417 or 36.3% from 2006. Advertising and sponsorship revenue increased $58,707 or 34.4% in 2007 compared to 2006. The increase in advertising and sponsorship revenue was primarily attributable to an increase in the number of brands and sponsored programs promoted on our sites as well as the acquisition of Medsite in September 2006. The acquisition of Medsite contributed $16,291 and $4,852 of advertising and sponsorship revenue for the years ended December 31, 2007 and 2006, respectively. Including the Medsite acquisition, the number of such programs grew to approximately 1,000 in 2007 compared to approximately 800 in 2006. Licensing revenue increased $25,850 or 46.5% in 2007 compared to 2006. This increase was due to an increase in the number of companies using our private portal platform to 117 from 99 last year. We also have approximately 150 additional customers who purchase stand alone decision support services from us as a result of the acquisitions completed in 2006. The acquisitions of Summex and Subimo contributed $19,526 and $4,398 in licensing revenue for the years ended December 31, 2007 and 2006, respectively. Content syndication and other revenue decreased $1,140 for the year ended December 31, 2007 from $3,518 in 2006.

Our Online Services earnings before interest, taxes, depreciation, amortization and other non-cash items was $80,594 or 25.7% of revenue in 2007, compared to $52,324 or 22.8% of revenue in 2006. This increase as a percentage of revenue was primarily due to higher revenue from the increase in number of brands and sponsored programs in our public portals as well as the increase in companies using our private online portal without incurring a proportionate increase in overall expenses, due to the benefits achieved from our infrastructure investments as well as acquisition synergies.

Publishing and Other Services.  Revenue was $18,772 in 2007, compared to $19,011 in 2006. The decrease was primarily attributable to the Company’s decision to discontinue offline CME products.

Our Publishing and Other Services earnings before interest, taxes, depreciation, amortization and other non-cash items was $4,103 in 2007, compared to $362 in 2006. The increase was primarily attributable to a change in mix of revenues to higher margin products compared to the same period last year.

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

Publishing and Other Services.  Revenue was $19,011 in 2006, compared to $11,610 in 2005. The increase was primarily attributable to our acquisition of Conceptis in December 2005, which contributed approximately $4,000 in offline medical education revenue for the year ended December 31, 2006 and higher revenue from The Little Blue Book physician oriented offerings.

Our Publishing and Other Services earnings (loss) before interest, taxes, depreciation, amortization and other non-cash items was $362 in 2006, compared to ($78) in 2005. The increase was primarily attributable to a change in mix of revenues to higher margin products compared to the same period last year.

Liquidity and Capital Resources

Cash Flows

As of December 31, 2007, we had $294,653 of cash and cash equivalents and short-term investments. Our working capital as of December 31, 2007 was $292,157. Our working capital is affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities from our continuing operations in 2007 was $87,900, which related to net income of $65,884, adjusted for the income from discontinued operations, including the gain on the ACS/ACP Business, of $3,442 and non-cash expenses of $30,935, which included depreciation and amortization, non-cash advertising expense, non-cash stock-based compensation expense and deferred income taxes. Additionally, changes in working capital utilized cash flow of $5,477, primarily due to a decrease in accrued expenses and other long-term liabilities of $7,185 and a change in amounts due from HLTH of $3,278, offset by a decrease in accounts receivable of $3,570 and a decrease in other assets of $1,102. Cash provided by operating activities from continuing operations in 2006 was $52,496, which related to net income of $2,536, adjusted for the income from discontinued operations of $385 and non-cash expenses of $53,855, which included depreciation and amortization, non-cash advertising expense, non-cash stock-based compensation expense and deferred income taxes. Additionally, changes in working capital utilized cash flow of $3,510, primarily due to an increase in accounts receivable of $25,430 and a change in amounts due from HLTH of $1,568, offset by an increase in deferred revenue of $17,761 and an increase in accrued expenses and other long-term liabilities of $6,698.

Cash used in investing activities in 2007 was $89,468, which primarily related to net purchases of available-for-sale securities of $71,410 and investments in property and equipment of $18,058 primarily to enhance our technology platform. Cash used in investing activities in 2006 was $83,845, which primarily related to the acquisitions of eMedicine, Summex, Medsite and Subimo and investments in property and equipment primarily to enhance our technology platform, partially offset by net maturities and sales of available-for-sale securities of $74,774.

Cash provided by financing activities in 2007 principally related to net cash transfers from HLTH of $155,119, primarily $149,862 received from HLTH related to the utilization of the Company’s NOLs, a tax benefit related to stock option deductions of $1,577 and proceeds from the issuance of common stock of $14,355.

Included in our consolidated statements of cash flows are cash flows from discontinued operations of the ACS/ACP Business. Our cash flows from discontinued operations are comprised of cash flows used in operating activities of $390 for 2007 and cash flows provided by operating activities of $305 for 2006. There were no cash flows from investing or financing activities for the ACS/ACP Business.

Contractual Obligations and Commitments

The following table summarizes our principal commitments as of December 31, 2007 for future specified contractual obligations that have not been accrued for in our consolidated balance sheet, as well as the estimated timing of the cash payments associated with these obligations. Management has used estimates and assumptions as to the timing of the cash flows associated with these commitments. Management’s estimates of the timing of future cash flows are largely based on historical experience, and accordingly, actual timing of cash flows may vary from these estimates.

		Less Than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
			(In thousands)

Leases	$38,335	$6,145	$12,056	$9,139	$10,995
Purchase obligations(1)	104	104

Total	$38,439	$6,249	$12,056	$9,139	$10,995

(1)	Purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity and delivery.

The above table excludes $603 of uncertain tax positions, under FIN 48, as we are unable to reasonably estimate the timing of the settlement of these items. See Note 15, “Income Taxes,” in the Notes to Consolidated Financial Statements elsewhere in this Annual Report.

Potential future cash commitments not included in the specified contractual obligations table above or accrued for in our consolidated balance sheet include our anticipated 2008 capital expenditure requirements which we currently estimate at $20,000 to $25,000. Our anticipated capital expenditures relate to improvements that will be deployed across our public and private portal web sites in order to enable us to service future growth in unique users, page views and private portal customers, as well as to create new sponsorship areas for our customers.

Outlook on Future Liquidity

Our liquidity during 2008 is expected to be significantly impacted as a result of the planned HLTH Merger see “— Introduction — Significant Developments.” The planned merger with HLTH will result in the payment of up to $6.89 in cash for each outstanding share of HLTH Corporation as of the closing date of the merger. The cash portion of the merger consideration will be funded from cash and investments at the Company and HLTH, as well as cash proceeds from HLTH’s anticipated divestitures of Porex and ViPS. Additionally, if either Porex or ViPS has not been sold at the time the HLTH Merger is ready to be consummated, the Company could issue up to $250,000 in redeemable notes to the HLTH stockholders in lieu of a portion of the cash consideration otherwise payable in the merger.

As of February 21, 2008, the Company and HLTH had approximately $1.45 billion in consolidated cash, cash equivalents and marketable securities of which we had approximately $327,000 in consolidated cash, cash equivalents and marketable securities. Also as of February 21, 2008, and as discussed in more detail in the beginning of Management’s Discussion and Analysis of Financial Condition and Results of Operations (see “— Introduction — Significant Developments”), the Company and HLTH owned approximately $364,000 of ARS investments, of which we owned approximately $169,000 of ARS investments. In mid-February 2008, auctions for ARS investments backed by student loans failed, including auctions for the ARS investments we held. The result of a failed auction is that these ARS investments continue to bear interest in accordance with their terms until the next successful auction; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS investments develop. We believe that any lack of liquidity relating to our ARS investments will not have an impact on our ability to fund our operations.

We believe that our available cash resources and future cash flow from operations, will provide sufficient cash resources to meet the commitments described above and to fund our currently anticipated working capital and capital expenditure requirements for up to twenty-four months. Our future liquidity and capital requirements will depend upon numerous factors, including retention of customers at current volume and revenue levels, our existing and new application and service offerings, competing technological and market developments, and potential future acquisitions. In addition, our ability to generate cash flow is subject to numerous factors beyond our control, including general economic, regulatory and other matters affecting us and our customers. We plan to continue to enhance the relevance of our online services to our audience and sponsors and continue to invest in acquisitions, strategic relationships, facilities and technological infrastructure and product development. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. We cannot assure you that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders. Future indebtedness may impose various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (which we refer to as FASB) issued SFAS No. 141 (Revised 2007), “Business Combinations” (which we refer to as SFAS 141R), a replacement of FASB Statement No. 141. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. SFAS 141R provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, SFAS 141R changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met at the acquisition date. While there is no expected impact to our consolidated financial statements on the accounting for acquisitions completed prior to December 31, 2008, the adoption of SFAS 141R on January 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115” (which we refer to as SFAS 159), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As we do not expect to elect to fair value any of our financial instruments under the provisions of SFAS 159, the adoption of this statement is not expected to have any impact to our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (which we refer to as SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS 157 also expands financial statement disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position 157-b (which we refer to as FSP 157-b) which delays the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of SFAS 157 under the provisions of FSP 157-b related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The impact of partially adopting SFAS 157 effective January 1, 2008 is not expected to be material to our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal and maintain adequate liquidity, while at the same time maximizing the yield we receive from our investment portfolio.

Changes in prevailing interest rates will cause the market value of the investment to fluctuate. To minimize this risk, we maintain a portfolio of cash equivalents, short-term investments and various types of marketable securities.

Item 8.	Financial Statements and Supplementary Data

Financial Statements

Our financial statements required by this item are contained on pages F-1 through F-47 of this Annual Report on Form 10-K. See Item 15(a)(1) for a listing of financial statements provided.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of December 31, 2007.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and Chief Financial Officer, concluded that there were no changes in WebMD’s internal control over financial reporting, as defined in Exchange Act Rule 13(a)-15(f), occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report and will be filed in a definitive proxy statement or by an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 10.	Directors and Executive Officers and Corporate Governance

We will provide information that is responsive to this Item 10 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Directors and Executive Officers” and “Corporate Governance” and possibly elsewhere therein. That information is incorporated in this Item 10 by reference.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a)(1)-(2) Financial Statements and Schedule

The financial statements and schedule listed in the accompanying Index to Consolidated Financial Statements and Supplemental Data on page F-1 are filed as part of this Report.

(a)(3) Exhibits

See “Index to Exhibits” beginning on page E-1, which is incorporated by reference herein. The Index to Exhibits lists all exhibits filed with this Report and identifies which of those exhibits are management contracts and compensation plans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of February, 2008.

WebMD Health Corp.

By:	/s/ MARK D. FUNSTON
Mark D. Funston
Executive Vice President and
Chief Financial Officer

POWER OF ATTORNEY

KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Mark D. Funston, Lewis H. Leicher and Douglas W. Wamsley, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Wayne T. Gattinella Wayne T. Gattinella	Director; President and Chief Executive Officer (principal executive officer)	February 29, 2008

/s/ Mark D. Funston Mark D. Funston	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 29, 2008

/s/ Mark J. Adler, M.D. Mark J. Adler, M.D.	Director	February 29, 2008

/s/ Neil F. Dimick Neil F. Dimick	Director	February 29, 2008

/s/ Jerome C. Keller Jerome C. Keller	Director	February 29, 2008

/s/ James V. Manning James V. Manning	Director	February 29, 2008

/s/ Abdool Rahim Moossa, M.D. Abdool Rahim Moossa, M.D.	Director	February 29, 2008

Signature	Capacity	Date

Stanley S. Trotman, Jr.	Director

/s/ Martin J. Wygod Martin J. Wygod	Director	February 29, 2008

WEBMD HEALTH CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The following financial statements of the Company and its subsidiaries required to be included in Item 15(a) (1) of Form 10-K are listed below:

Page

WebMD Health Corp.
Report of Management on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3
Report of Independent Registered Public Accounting Firm	F-4
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-5
Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005	F-6
Consolidated Statements of Stockholders’ Equity and Owner’s Net Investment for the Years Ended December 31, 2007, 2006 and 2005	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	F-8
Notes to Consolidated Financial Statements	F-9
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

WebMD management assessed the effectiveness of WebMD’s internal control over financial reporting as of December 31, 2007. In making this assessment, WebMD management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment and those criteria, WebMD management concluded that WebMD maintained effective internal control over financial reporting as of December 31, 2007.

Ernst & Young, LLP, the independent registered public accounting firm that audited and reported on the Company’s financial statements as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007, has audited the Company’s internal control over financial reporting as of December 31, 2007, as stated in their report which appears on page F-3.

February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
WebMD Health Corp.

We have audited WebMD Health Corp.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WebMD Health Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, WebMD Health Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WebMD Health Corp. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and owner’s net investment, and cash flows for each of the three years in the period ended December 31, 2007 of WebMD Health Corp. and our report dated February 28, 2008 expressed an unqualified opinion thereon.

Ernst & Young LLP
New York, New York
February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
WebMD Health Corp.

We have audited the accompanying consolidated balance sheets of WebMD Health Corp. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and owner’s net investment, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WebMD Health Corp. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” using the modified prospective transition method. Also, as discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WebMD Health Corp.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.

Ernst & Young LLP

New York, New York
February 28, 2008

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$213,753	$44,660
Short-term investments	80,900	9,490
Accounts receivable, net of allowance for doubtful accounts of $1,165 at December 31, 2007 and $956 at December 31, 2006	86,081	89,652
Current portion of prepaid advertising	2,329	2,656
Due from HLTH	1,153	143,153
Other current assets	10,840	5,312
Assets of discontinued operations	—	48

Total current assets	395,056	294,971
Property and equipment, net	48,589	44,709
Prepaid advertising	4,521	9,459
Goodwill	221,429	225,028
Intangible assets, net	36,314	45,268
Other assets	12,955	530

	$718,864	$619,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$26,498	$32,846
Deferred revenue	76,401	76,086
Liabilities of discontinued operations	—	1,645

Total current liabilities	102,899	110,577
Deferred tax liability	—	5,367
Other long-term liabilities	9,210	7,912
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value per share, 500,000,000 shares authorized; 9,113,708 shares issued and outstanding at December 31, 2007 and 8,337,846 shares issued and outstanding at December 31, 2006	91	83
Class B Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 48,100,000 shares issued and outstanding at December 31, 2007 and December 31, 2006	481	481
Additional paid-in capital	531,043	485,594
Retained earnings	75,140	9,951

Total stockholders’ equity	606,755	496,109

	$718,864	$619,965

See accompanying notes.

WEBMD HEALTH CORP

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005

Revenue	$331,954	$248,776	$163,910
Costs and expenses:
Cost of operations	117,281	101,675	65,676
Sales and marketing	93,645	76,189	51,756
General and administrative	60,986	52,338	29,550
Depreciation and amortization	27,233	17,639	10,648
Interest income	12,378	5,099	1,790

Income from continuing operations before
income tax (benefit) provision	45,187	6,034	8,070
Income tax (benefit) provision	(17,255)	3,883	1,666

Income from continuing operations	62,442	2,151	6,404
Income from discontinued operations, net of tax	3,442	385	161

Net income	$65,884	$2,536	$6,565

Basic income per common share:
Income from continuing operations	$1.09	$0.04	$0.13
Income from discontinued operations	0.06	0.01	0.00

Net income	$1.15	$0.05	$0.13

Diluted income per common share:
Income from continuing operations	$1.05	$0.04	$0.13
Income from discontinued operations	0.05	0.00	0.00

Net income	$1.10	$0.04	$0.13

Weighted-average shares outstanding used in computing net income per common share:
Basic	57,184	56,145	50,132

Diluted	59,743	58,075	50,532

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OWNER’S NET INVESTMENT
(In thousands, except share amounts)

	Stockholders’ Equity
								Accumulated
		Class A		Class B				Other
	Owner’s Net	Common Stock		Common Stock		Deferred	Additional	Comprehensive	Retained
	Investment	Shares	Amount	Shares	Amount	Compensation	Paid-in-Capital	Income	Earnings	Total

Balances at December 31, 2004	$98,560	—	$—	—	$—	$—	$—	$—	$—	$98,560
Net income	(1,967)	—	—	—	—	—	—	—	8,532	6,565
Changes in unrealized losses on securities	—	—	—	—	—	—	—	(112)	—	(112)

Comprehensive income	—	—	—	—	—	—	—	—	—	6,453
Transfers from HLTH, including transfers of non-cash stock-based compensation expense	63,976	—	—	—	—	—	360	—	—	64,336
Contribution	(160,569)	—	—	48,100,000	481	—	160,088	—	—	—
Issuance of Class A Common Stock, net of costs	—	7,954,426	80	—	—	—	125,652	—	—	125,732
Stock options issued to HLTH employees	—	—	—	—	—	—	1,117	—	(1,117)	—
Deferred stock-based compensation	—	—	—	—	—	(6,610)	6,610	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	874	—	—	—	874

Balances at December 31, 2005	—	7,954,426	80	48,100,000	481	(5,736)	293,827	(112)	7,415	295,955
Net income	—	—	—	—	—	—	—	—	2,536	2,536
Changes in unrealized losses on securities	—	—	—	—	—	—	—	112	—	112

Comprehensive income	—	—	—	—	—	—	—	—	—	2,648
Contribution from HLTH for utilization of Federal NOL	—	—	—	—	—	—	140,000	—	—	140,000
Contribution from HLTH for transfer of non-cash stock-based compensation expense	—	—	—	—	—	—	6,183	—	—	6,183
Issuance of Class A Common Stock	—	383,420	3	—	—	—	5,594	—	—	5,597
Shares withheld to satisfy tax withholdings	—	—	—	—	—	—	(448)	—	—	(448)
Reversal of deferred stock-based compensation — adoption of SFAS 123R	—	—	—	—	—	5,736	(5,736)	—	—	—
Stock-based compensation	—	—	—	—	—	—	20,174	—	—	20,174
Subimo Acquisition	—	—	—	—	—	—	26,000	—	—	26,000

Balances at December 31, 2006	—	8,337,846	83	48,100,000	481	—	485,594	—	9,951	496,109
Net income	—	—	—	—	—	—	—	—	65,884	65,884
Contribution from HLTH for utilization of Federal non-cash NOL	—	—	—	—	—	—	9,862	—	—	9,862
Contribution from HLTH for transfer of non-cash stock-based compensation expense	—	—	—	—	—	—	2,229	—	—	2,229
Issuance of Class A Common Stock	—	775,862	8	—	—	—	14,686	—	—	14,694
Shares withheld to satisfy tax withholdings	—	—	—	—	—	—	(1,035)	—	—	(1,035)
Transfer of equity awards to HLTH	—	—	—	—	—	—	695	—	(695)	—
Tax valuation allowance reversal	—	—	—	—	—	—	812	—	—	812
Tax benefit related to stock option deductions	—	—	—	—	—	—	1,399	—	—	1,399
Stock-based compensation	—	—	—	—	—	—	16,801	—	—	16,801

Balances at December 31, 2007	$—	9,113,708	$91	48,100,000	$481	$—	$531,043	$—	$75,140	$606,755

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income	$65,884	$2,536	$6,565
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(3,442)	(385)	(161)
Depreciation and amortization	27,233	17,639	10,648
Non-cash advertising	5,264	7,415	8,992
Non-cash stock-based compensation	19,391	26,697	2,315
Deferred income taxes	(20,953)	2,104	1,180
Changes in operating assets and liabilities:
Accounts receivable	3,570	(25,430)	(13,974)
Other assets	1,102	(971)	(517)
Accrued expenses and other long-term liabilities	(7,185)	6,698	10,721
Due to (from) HLTH	(3,278)	(1,568)	3,672
Deferred revenue	314	17,761	(1,856)

Net cash provided by continuing operations	87,900	52,496	27,585
Net cash (used in) provided by discontinued operations	(390)	305	1,020

Net cash provided by operating activities	87,510	52,801	28,605
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	212,923	304,184	87,450
Purchases of available-for-sale securities	(284,333)	(229,410)	(165,178)
Purchases of property and equipment	(18,058)	(28,452)	(18,126)
Cash paid in business combinations, net of cash acquired	—	(130,167)	(50,752)

Net cash used in investing activities	(89,468)	(83,845)	(146,606)
Cash flows from financing activities:
Proceeds from issuance of common stock	14,355	5,257	125,392
Tax benefit on stock-based awards	1,577	—	—
Net cash transfers with HLTH	155,119	(5,257)	64,857

Net cash provided by financing activities	171,051	—	190,249

Net increase (decrease) in cash and cash equivalents	169,093	(31,044)	72,248
Cash and cash equivalents at beginning of period	44,660	75,704	3,456

Cash and cash equivalents at end of period	$213,753	$44,660	$75,704

See accompanying notes.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1.	Background and Basis of Presentation

Background

WebMD Health Corp. (the “Company”) is a Delaware corporation that was incorporated on May 3, 2005. The Company completed an initial public offering (“IPO”) of Class A Common Stock on September 28, 2005. The Company’s Class A Common Stock has traded on the Nasdaq National Market under the symbol “WBMD” since September 29, 2005 and now trades on the Nasdaq Global Select Market. Prior to the date of the IPO, the Company was a wholly-owned subsidiary of HLTH Corporation (“HLTH”) and its consolidated financial statements had been derived from the consolidated financial statements and accounting records of HLTH, principally representing the WebMD segment, using the historical results of operations, and historical basis of assets and liabilities of the WebMD related businesses. Since the completion of the IPO, the Company is a majority-owned subsidiary of HLTH, which currently owns 84.1% of the equity of the Company. The Company’s Class A Common Stock has one vote per share, while the Company’s Class B Common Stock has five votes per share. As a result, the Company’s Class B Common Stock owned by HLTH represented, as of December 31, 2007, 96.2% of the combined voting power of the Company’s outstanding Common Stock.

Business

The Company provides health information services to consumers, physicians and other healthcare professionals, employers and health plans through the Company’s public and private online portals and health-focused publications. The Company’s two operating segments are:

•	Online Services. The Company provides both public and private online portals. The Company’s public portals for consumers enable them to obtain detailed information on a particular disease or condition, analyze symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest, enroll in interactive courses and participate in online communities with peers and experts. The Company’s public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (“CME”) credit and communicate with peers. The Company’s private portals enable employers and health plans to provide their employees and plan members with access to personalized health and benefit information and decision-support technology that helps them make more informed benefit, provider and treatment choices.

•	Publishing and Other Services. The Company publishes: The Little Blue Book, a physician directory; and, since 2005, WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms. The Company also conducted in-person CME through December 31, 2006 as a result of the acquisition of the assets of Conceptis Technologies, Inc. in December 2005. The Company also published medical reference textbooks until it divested this business on December 31, 2007.

Basis of Presentation

The Company’s Class A Common Stock has traded on the Nasdaq National Market under the symbol “WBMD” since September 29, 2005 and now trades on the Nasdaq Global Select Market. Prior to the date of the IPO, the Company’s consolidated financial statements had been derived from the consolidated financial statements and accounting records of HLTH, principally representing its WebMD segment, using the historical results of operations, and historical basis of assets and liabilities of the WebMD related business.

Management believes the assumptions underlying the consolidated financial statements are reasonable. However, the consolidated financial statements included herein may not necessarily reflect the Company’s

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Company been a stand-alone company during the periods presented.

Transactions between the Company and HLTH have been identified in the notes to the consolidated financial statements as Transactions with HLTH (see Note 5).

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

Marketable Securities

The Company classifies its investments in marketable securities as either available-for-sale or held-to-maturity at the time of purchase and re-evaluates such classifications at each balance sheet date. The Company does not invest in trading securities. Debt securities in which the Company has the positive intent and ability to hold the securities to maturity are classified as held-to-maturity; otherwise they are classified as available-for-sale. Investments in marketable equity securities are also classified as available-for-sale.

Held-to-maturity securities are carried at amortized cost and available-for-sale securities are carried at fair value as of each balance sheet date. Unrealized gains and losses associated with available-for-sale securities are recorded as a component of accumulated other comprehensive income within stockholders’ equity. Realized gains and losses and declines in value determined to be other-than-temporary are recorded in the consolidated statements of operations. A decline in value is deemed to be other-than-temporary if the Company does not have the intent and ability to retain the investment until any anticipated recovery in market value. The cost of securities is based on the specific identification method.

Allowance for Doubtful Accounts

The allowance for doubtful accounts receivable reflects the Company’s best estimate of losses inherent in the Company’s receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence.

Internal Use Software

The Company accounts for internal use software development costs in accordance with Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Software development costs that are incurred in the preliminary project stage are expensed as incurred. Once certain criteria of SOP 98-1 have been met, internal and external direct costs incurred in developing or obtaining computer software are capitalized. The Company capitalized $4,847 and $7,383 during the years ended December 31, 2007 and 2006, respectively. Capitalized internal use software development costs are included in property and equipment in the accompanying consolidated balance sheet. Training and data conversion costs are expensed as incurred. Capitalized software costs are depreciated over a three-year period. Depreciation expense related to internal use software was $2,778 and $717 during the years ended December 31, 2007 and 2006. Depreciation expense related to internal use software in the year ended December 31, 2005 was not material.

Web Site Development Costs

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-2, “Accounting for Web Site Development Costs,” costs related to the planning and post implementation phases of the Company’s Web site development efforts, as well as minor enhancements and maintenance, are expensed as incurred. Direct costs incurred in the development phase are capitalized. The Company capitalized $7,980 and $12,187 during the years ended December 31, 2007 and 2006, respectively. These capitalized costs are included in property and equipment in the accompanying consolidated balance sheets and are depreciated over a three-year period. Depreciation expense related to Web site development costs was $4,501 and $446 during the years ended

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2007 and 2006. There was no depreciation expense related to Web site development in the year ended December 31, 2005.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

Leases

The Company recognizes lease expense on a straight-line basis, including predetermined fixed escalations, over the initial lease term, including reasonably assured renewal periods, net of lease incentives,

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the time that the Company controls the leased property. Leasehold improvements made at the inception of the lease are amortized over the shorter of useful life or lease term. Lease incentives are recorded as a deferred rent credit and recognized as a reduction to rent expense on a straight-line basis over the lease term as described above.

Revenue Recognition

Revenue is derived from the Company’s Online Services and Publishing and Other Services segments:

•	Online Services. The Company generates revenue from its public portals through the sale of advertising and sponsorship products. The Company generates revenue from private portals through the licensing of its content and technology to employers, payers and others. The Company also distributes its online content and services to other entities and generates revenue from these arrangements from the sale of advertising and sponsorship products and from content syndication fees.

•	Publishing and Other Services. The Company generates revenue from sales of The Little Blue Book physician directory and from sales of advertisements in those directories and WebMD the Magazine. As a result of the acquisition of the assets of Conceptis Technologies, Inc. in December 2005, the Company also generated revenue from in-person CME programs in 2006. As of December 31, 2006, these services were no longer offered by the Company. The Company sold its medical reference publications business as of December 31, 2007 and the revenue and expenses of this business are shown as discontinued operations for all periods presented.

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

Accounting for Stock-Based Compensation

As discussed more fully in Note 13, on January 1, 2006, the Company adopted SFAS No. 123, “(Revised 2004): Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. The Company elected to use the modified prospective transition method and as a result prior period results were not restated. Under the modified prospective transition method, awards that were granted or modified on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested stock options and restricted stock awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 123, using the same grant date fair value and same expense attribution method used under SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized for all stock-based compensation beginning January 1, 2006. The portion of stock-based compensation expense related to the adoption of SFAS 123R for the year ended December 31, 2006 was $21,794.

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

The following table summarizes the components and classification of stock-based compensation expense:

	Years Ended December 31,
	2007	2006	2005

HLTH Plans:
Stock options	$2,455	$5,172	$—
Restricted stock	(313)	916	1,356
WebMD Plans:
Stock options	13,141	16,606	—
Restricted stock	2,546	3,499	874
ESPP	107	95	—
Other	1,455	409	85

Total stock-based compensation expense	$19,391	$26,697	$2,315

Included in:
Cost of operations	$5,063	$8,744	$394
Sales and marketing	5,056	5,870	368
General and administrative	9,272	12,083	1,553

Total stock-based compensation expense	$19,391	$26,697	$2,315

Tax benefits attributable to the stock-based compensation expense were only realized in certain states in which the Company does not have operating loss carryforwards. As of December 31, 2007, approximately $598 and $37,206 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 0.76 years and 1.65 years, related to the HLTH Plans, and WebMD Plans, respectively.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes pro forma net income (loss) and net income (loss) per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the year ended December 31, 2005:

Year Ended
December 31,
2005

Net income as reported	$6,565
Add: Stock-based employee compensation expense included in reported net income	2,315
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(15,771)

Pro forma net loss	$(6,891)

Net income (loss) per common share:
Basic and diluted — as reported	$0.13

Basic and diluted — pro forma	$(0.14)

Advertising Costs

Advertising costs are generally expensed as incurred and included in sales and marketing expense in the accompanying consolidated statements of operations. Advertising expense totaled $9,779, $12,533, and $13,156 in 2007, 2006 and 2005, respectively. Included in these amounts are non-cash advertising costs of $5,264, $7,415 and $8,656 in 2007, 2006 and 2005, respectively, related to the advertising services received from News Corporation.

Concentration of Credit Risk

None of the Company’s customers individually accounted for more than 10% of the Company’s revenue in 2007, 2006 or 2005 or more than 10% of the Company’s accounts receivable as of December 31, 2007, 2006 or 2005.

The Company’s revenue is principally generated in the United States. An adverse change in economic conditions in the United States could negatively affect the Company’s revenue and results of operations. Due to the acquisition of Conceptis Technologies Inc., the Company recorded revenue from foreign customers of $3,660, $3,475 and $405 during the years ended December 31, 2007, 2006 and 2005, respectively.

Income Taxes

Income taxes are accounted for using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under this method, deferred income taxes are recognized for the future tax consequence of differences between the tax and financial reporting basis of assets and liabilities at each reporting period. A valuation allowance is established to reduce deferred tax assets to the amounts expected to be realized.

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods,

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disclosure and transition. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. However, the Company cannot predict with certainty the interpretations or positions that tax authorities may take regarding specific tax returns filed by the Company and, even if the Company believes its tax positions are correct, may determine to make settlement payments in order to avoid the costs of disputing particular positions taken. No reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. However, the Company reduced $603 of a deferred tax asset and its associated valuation allowance upon adoption of FIN 48.

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

	Years Ended December 31,
	2007	2006	2005

Numerator:
Income from continuing operations	$62,442	$2,151	$6,404

Income from discontinued operations, net of tax	$3,442	$385	$161

Denominator: (shares in thousands)
Weighted-average shares — Basic	57,184	56,145	50,132
Employee stock options and restricted stock	2,559	1,930	400

Adjusted weighted-average shares after assumed conversions — Diluted	59,743	58,075	50,532

Basic income per common share:
Income from continuing operations	$1.09	$0.04	$0.13
Income from discontinued operations	0.06	0.01	0.00

Net income	$1.15	$0.05	$0.13

Diluted income per common share:
Income from continuing operations	$1.05	$0.04	$0.13
Income from discontinued operations	0.05	0.00	0.00

Net income	$1.10	$0.04	$0.13

Included in basic and diluted shares for the years ended December 31, 2007 and 2006 is the impact of shares to be issued pursuant to the purchase agreement of Subimo, LLC (see Note 6 — Business

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combinations). The Company deferred the issuance of 640,930 shares of Class A common stock (“Deferred Shares”) until December 2008. Issuance of a portion of these shares may be further deferred until December 2010 subject to certain conditions. A maximum of 246,508 of the Deferred Shares may be used to settle any outstanding claims or warranties the Company may have against the seller. For purposes of calculating basic net income per share, the weighted average impact of 394,422 shares representing the non-contingent portion of the Deferred Shares was included. For purposes of calculating diluted net income per share, the weighted average impact of all of the 640,930 Deferred Shares was included.

The Company has excluded certain outstanding stock options from the calculation of diluted income per common share because such securities were anti-dilutive during the periods presented. The total number of shares excluded from the calculation of diluted income per share was 1,360,386, 749,328 and 328,900 for the years ended December 31, 2007, 2006 and 2005, respectively.

Discontinued Operations

The Company accounts for discontinued operations in accordance with SFAS 144. Under SFAS 144, the operating results of a business unit are reported as discontinued if its operations and cash flows can be clearly distinguished from the rest of the business, the operations have been sold, there will be no continuing involvement in the operation after the disposal date and certain other criteria are met. Significant judgments are involved in determining whether a business component meets the criteria for discontinued operation reporting and the period in which these criteria are met. Refer to Note 3 for further discussion of discontinued operations.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”), a replacement of FASB Statement No. 141. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. SFAS 141R provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, SFAS 141R changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met at the acquisition date. While there is no expected impact to the Company’s consolidated financial statements on the accounting for acquisitions completed prior to December 31, 2008, the adoption of SFAS 141R on January 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115” (“SFAS 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As the Company does not expect to elect to fair value any of our financial instruments under the provisions of SFAS 159, the adoption of this statement is not expected to have any impact to the Company’s consolidated financial statements.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS 157 also expands financial statement disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position (“FSP”) 157-b which delays the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected a partial deferral of SFAS 157 under the provisions of FSP 157-b related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The impact of partially adopting SFAS 157 effective January 1, 2008 is not expected to be material to the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

3.	Discontinued Operations

As of December 31, 2007, the Company entered into an Asset Sale Agreement and completed the sale of certain assets and certain liabilities of our medical reference publications business, including the publications ACP Medicine and ACS Surgery: Principles and Practice. The assets and liabilities sold are referred to below as “ACS/ACP Business.” ACP Medicine and ACS Surgery are official publications of the American College of Physicians and the American College of Surgeons, respectively. As a result of the sale, the historical financial information of the ACS/ACP Business has been reclassified as discontinued operations in the accompanying consolidated financial statements. The Company will receive net cash proceeds of $2,809, consisting of $1,328 received in January 2008 and $1,481 which will be received through June 30, 2008. The Company incurred approximately $800 of professional fees and other expenses associated with the sale of the ACS/ACP Business. In connection with the sale, the Company recognized a gain of $3,571, which is included in income from discontinued operations, net of tax benefit of $177, in the accompanying consolidated statements of operations for the year ended December 31, 2007. Also included in income from discontinued operations for the year ended December 31, 2007 is $129 representing the loss from operations of the ACS/ACP Business, net of tax, through the date of sale on December 31, 2007. Summarized operating results for the ACS/ACP Business and the gain recognized on the sale are as follows:

	Years Ended December 31,
	2007	2006	2005

Revenue	$4,219	$5,105	$5,028

(Loss) Income before taxes	$(129)	$385	$161
Gain on disposal, net of tax	3,571	—	—

Income from discontinued operations	$3,442	$385	$161

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assets and liabilities of the ACS/ACP Business are reflected as discontinued operations as of December 31, 2006 and were comprised of the following:

December 31,
2006

Assets of discontinued operations:
Other assets	$48

Total	$48

Liabilities of discontinued operations:
Deferred revenue	$1,645

Total	$1,645

4.	Stockholders’ Equity

Initial Public Offering

The Company was a subsidiary of and wholly owned by HLTH through September 28, 2005. The Company’s Class A Common Stock began trading on the Nasdaq National Market under the ticker symbol “WBMD” on September 29, 2005. The Company closed and received proceeds from the IPO on October 4, 2005. The IPO consisted of 7,935,000 shares of Class A Common Stock. Since the IPO, HLTH has continued to own all 48,100,000 shares of the Company’s Class B Common Stock, representing, as of December 31, 2007, 84.1% of the Company’s outstanding common stock and 96.2% of the combined voting power of the Company’s outstanding common stock. Each share of the Company’s Class B Common Stock is convertible at HLTH’s option into one share of the Company’s Class A Common Stock. In addition, shares of the Class B Common Stock will automatically be converted, on a one-for-one basis, into shares of Class A Common Stock on a transfer to any person other than a majority owned subsidiary of HLTH or a successor of HLTH. On the fifth anniversary of the closing date of the IPO, all then outstanding shares of Class B Common Stock will automatically be converted, on a one-for-one basis, into shares of Class A Common Stock. See Note 5 for a description of certain agreements governing the relationships between HLTH and the Company following the IPO.

The Company received proceeds from the IPO of $125,392, net of underwriting discounts of $9,721 and costs of the IPO. The costs of the IPO, not including the underwriting discounts, were approximately $5,800. Approximately $2,000 of this amount was paid by HLTH prior to the IPO.

5.	Transactions with HLTH

Agreements with HLTH

In connection with the IPO in September 2005, the Company entered into a number of agreements with HLTH governing the future relationship of the companies, including a Services Agreement, a Tax Sharing Agreement and an Indemnity Agreement. These agreements cover a variety of matters, including responsibility for certain liabilities, including tax liabilities, as well as matters related to HLTH providing the Company with administrative services, such as payroll, accounting, tax, employee benefit plan, employee insurance, intellectual property, legal and information processing services. Under the Services Agreement, the Company has agreed to reimburse HLTH an amount that reasonably approximates HLTH’s cost of providing services to the Company. HLTH has agreed to make the services available to the Company for up to five years; however, the Company is not required, under the Services Agreement, to continue to obtain services from HLTH and is able to terminate services, in whole or in part, at any time generally by providing, with

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respect to the specified services or groups of services, 60 days’ prior notice and, in some cases, paying a nominal termination fee to cover costs relating to the termination. The terms of the Services Agreement provide that HLTH has the option to terminate the services that it provides for the Company, in whole or in part, if it ceases to provide such services for itself, upon at least 180 days’ written notice to the Company.

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

On September 14, 2006, HLTH completed the sale of EPS for approximately $565,000 in cash (“EPS Sale”). On November 16, 2006, HLTH completed the sale of a 52% interest in EBS for approximately $1,200,000 in cash (“EBS Sale”). HLTH recognized a taxable gain on the sale of EPS and EBS and utilized a portion of its federal NOL carryforwards to offset the gain on these transactions. Under the Tax Sharing Agreement between HLTH and the Company, the Company was reimbursed for its NOL carryforwards utilized by HLTH in these transactions at the current federal statutory rate of 35%. During February 2007, HLTH reimbursed the Company $140,000 as an estimate of the payment required pursuant to the Tax Sharing Agreement with respect to the EPS Sale and the EBS Sale which was subject to adjustment in connection with the filing of the applicable tax returns. During September 2007, HLTH finalized the NOL carryforward attributable to the Company that was utilized as a result of the EPS Sale and the EBS Sale and reimbursed the Company an additional $9,862. These reimbursements were recorded as capital contributions which increased additional paid-in capital at December 31, 2006 and September 30, 2007, respectively.

On February 11, 2008, HLTH announced that it had executed a definitive agreement and closed the sale of its 48% minority interest in EBS to an affiliate of General Atlantic LLC and investment funds managed by Hellman & Friedman LLC. The sale price was $575,000 in cash. HLTH expects to recognize a taxable gain on this transaction and expects to utilize a portion of its federal NOL carryforward to offset a portion of the tax liability resulting from this transaction. The amount of the utilization of the NOL carryforward and related reimbursement to the Company is dependent on numerous factors and cannot be determined at this time.

Charges from the Company to HLTH:

Revenue:  The Company sells certain of its products and services to HLTH businesses. These amounts are included in revenue during the years ended December 31, 2007, 2006 and 2005. The Company charges HLTH rates comparable to those charged to third parties for similar products and services.

Advertising Expense:  During 2005, the Company allocated costs to HLTH based on its utilization of the Company’s advertising services. This charge included a proportional allocation based on the number of HLTH operating segments identified in each advertisement and an allocation of cost to HLTH for the promotion of the WebMD brand prior to HLTH’s name change. On August 5, 2005, HLTH and other businesses of HLTH began to use “Emdeon” as their primary brand, instead of “WebMD.” In May 2007, as a result of the EBS Sale, HLTH began to use “HLTH” as their primary brand, instead of “Emdeon.” Accordingly, the Company no longer allocates any advertising expense to HLTH, or other businesses of HLTH, related to any advertising that promotes the WebMD brand. The Company’s portion of the advertising services utilized is included in sales and marketing expense within the accompanying consolidated statements of operations, and is reported net of amounts charged to HLTH.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Charges from HLTH to the Company:

Corporate Services:  The Company is charged a services fee (the “Services Fee”) for costs related to corporate services provided by HLTH. The services that HLTH provides include certain administrative services, including payroll, accounting, tax planning and compliance, employee benefit plans, legal matters and information processing. In addition, the Company reimburses HLTH for an allocated portion of certain expenses that HLTH incurs for outside services and similar items, including insurance fees, outside personnel, facilities costs, professional fees, software maintenance fees and telecommunication costs. HLTH has agreed to make the services available to the Company for up to 5 years following the IPO. These expense allocations were determined on a basis HLTH and the Company consider to be a reasonable assessment of the costs of providing these services, exclusive of any profit margin. The basis the Company and HLTH used to determine these expense allocations required management to make certain judgments and assumptions. These cost allocations are reflected in the table below under the caption “Corporate services — shared services allocation”. Prior to the IPO, the Services Fee also included costs identified for dedicated employees managed centrally by HLTH for certain of its functions across all of its segments. This portion of the Services Fee charged for dedicated employees included a charge for their salaries, plus an overhead charge for these employees calculated based on a pro rata portion of their salaries to total salaries within the function. The amount reflected in the table below under the caption “Corporate services — specific identification” reflects the costs for these employees through their date of transfer. The Services Fee is reflected in general and administrative expense within the accompanying consolidated statements of operations.

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

The following table summarizes the allocations reflected in the Company’s consolidated financial statements:

	Years Ended December 31,
	2007	2006	2005

Charges from the Company to HLTH:
Intercompany revenue	$250	$496	$336
Advertising expense	—	—	1,877
Charges from HLTH to the Company:
Corporate services — specific identification	—	—	1,756
Corporate services — shared services allocation	3,340	3,190	3,361
Healthcare expense	5,877	4,116	2,728
Stock-based compensation expense	2,249	6,183	1,356

Prior to the IPO, all related activity between the Company and HLTH was reflected as transactions in owner’s net investment in the Company’s consolidated balance sheet. Types of intercompany transactions

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

between the Company and HLTH included (i) cash deposits from the Company’s businesses which were transferred to HLTH’s bank account on a regular basis, (ii) cash borrowings from HLTH used to fund operations, capital expenditures, or acquisitions, and (iii) costs and benefits to and from HLTH identified above. Certain intercompany transactions between HLTH and the Company were non-cash in nature. Accordingly, these non-cash transactions were included within the change in owner’s net investment but did not affect the amounts of the net cash transfers from HLTH included in the accompanying consolidated statements of cash flows. The following table summarizes the cash and non-cash components within owner’s net investment:

Year Ended
December 31,
2005

Cash:
Transferred from HLTH to the Company	$64,857
Non Cash:
Advertising utilization charged to HLTH	(1,877)
Stock-based compensation expense charged to the Company	1,356

Increase in owner’s net investment	$64,336

On September 6, 2005, owner’s net investment was reclassified to additional paid-in capital within the accompanying consolidated balance sheet. From the date of the IPO, all cash intercompany transactions between the Company and HLTH are settled on a timely basis. As of December 31, 2007, HLTH owed the Company approximately $1,153.

6.	Business Combinations

2006 Acquisitions

On December 15, 2006, the Company acquired all of the outstanding limited liability company interests of Subimo, LLC (“Subimo”), a privately held provider of healthcare decision support applications to large employers, health plans and financial institutions. The total purchase consideration for Subimo was approximately $59,320, comprised of $32,820 in cash, net of cash acquired, $26,000 of WebMD Class A Common Stock and $500 of acquisition costs. Pursuant to the terms of the purchase agreement, the Company deferred the issuance of the $26,000 of equity, equal to 640,930 shares of Class A common stock (the “Deferred Shares”), until December 2008. A portion of these shares may be further deferred until December 2010 subject to certain conditions. If the Deferred Shares have a market value that is less than $24.34 per share when issued, then the Company will pay additional consideration equal to this shortfall, either in the form of Class A common shares or cash, in its sole discretion. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price and intangible asset valuation, goodwill of $47,776 and intangible assets subject to amortization of $12,300 were recorded. The goodwill and intangible assets recorded will be deductible for tax purposes. The intangible assets are comprised of $10,000 relating to customer relationships with estimated useful lives of twelve years and $2,300 relating to acquired technology with an estimated useful life of three years. The results of operations of Subimo have been included in the financial statements of the Company from December 15, 2006, the closing date of the acquisition, and are included in the Online Services segment.

On September 11, 2006, the Company acquired the interactive medical education, promotion and physician recruitment businesses of Medsite, Inc. (“Medsite”). Medsite provides e-detailing promotion and

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

2005 Acquisitions

On December 2, 2005, the Company acquired the assets of and assumed certain liabilities of Conceptis Technologies, Inc. (“Conceptis”), a privately held Montreal-based provider of online and offline medical

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

education and promotion aimed at physicians and other healthcare professionals. The total purchase consideration for Conceptis was approximately $19,859, comprised of $19,256 in cash and $603 of acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price and intangible asset valuation, goodwill of $14,694 and intangible assets subject to amortization of $6,140 were recorded. The goodwill and intangible assets recorded will be deductible for tax purposes. The intangible assets recorded were $1,900 relating to content with an estimated useful life of two years, $3,300 relating to acquired technology with an estimated useful life of three years and $940 relating to a trade name with an estimated useful life of ten years. The results of operations of Conceptis have been included in the financial statements of the Company from December 2, 2005, the closing date of the acquisition, and are included in the Online Services and the Publishing and Other Services segments.

On March 14, 2005, the Company acquired HealthShare Technology, Inc. (“HealthShare”), a privately held company that provides online tools that compare the cost and quality measures of hospitals for use by consumers, providers and health plans. The total purchase consideration for HealthShare was approximately $29,985, comprised of $29,533 in cash, net of cash acquired and $452 of acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price, goodwill of $24,588 and intangible assets subject to amortization of $8,500 were recorded. The goodwill and intangible assets recorded will not be deductible for tax purposes. The intangible assets are comprised of $7,500 relating to customer relationships with estimated useful lives of five years and $1,000 relating to acquired technology with an estimated useful life of three years. The results of operations of HealthShare have been included in the financial statements of the Company from March 14, 2005, the closing date of the acquisition, and are included in the Online Services segment.

Condensed Balance Sheet Data

The following table summarizes the tangible and intangible assets acquired, the liabilities assumed and the consideration paid for each acquisition:

	Subimo	Medsite	Summex	eMedicine	Conceptis	HealthShare

Accounts receivable	$1,725	$2,469	$1,064	$1,717	$2,893	$1,925
Deferred revenue	(6,900)	(13,124)	(1,173)	(2,612)	(2,866)	(4,622)
Other tangible assets (liabilities), net	4,419	(812)	—	(1,004)	(1,002)	(406)
Intangible assets	12,300	11,000	11,300	6,390	6,140	8,500
Goodwill	47,776	31,934	19,000	20,704	14,694	24,588

Total purchase price	$59,320	$31,467	$30,191	$25,195	$19,859	$29,985

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unaudited Pro Forma Information

The following unaudited pro forma financial information for the year ended December 31, 2006 gives effect to the acquisitions of Subimo, Medsite, Summex and eMedicine including the amortization of intangible assets, as if they had occurred on January 1, 2006. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated at the dates indicated, nor is it necessarily indicative of future operating results of the combined companies, and should not be construed as representative of these results for any future period.

Year Ended
December 31,
2006

Revenue	$276,970
Net loss	$(6,791)
Net loss per common share:

Basic and diluted	$(0.12)

7.	Significant Transactions

America Online, Inc.

In May 2001, HLTH entered into an agreement for a strategic alliance with Time Warner, Inc. (“Time Warner”). Under the agreement, the Company was the primary provider of healthcare content, tools and services for use on certain America Online (“AOL”) properties. The agreement ended on May 1, 2007. Under the agreement, the Company and AOL shared certain revenue from advertising, commerce and programming on the health channels of the AOL properties and on a co-branded service created for AOL by the Company. The Company was entitled to share in revenue and was guaranteed a minimum of $12,000 during each contract year from May 1, 2005 through May 1, 2007 when the agreement ended for its share of advertising revenue. Included in the accompanying consolidated statements of operations, for the years ended December 31, 2007, 2006 and 2005 was revenue of $2,658, $8,312 and $7,805, respectively, related to sales to third parties of advertising and sponsorship on the AOL health channels, primarily sold through the Company’s sales organization. Also included in revenue during the years ended December 31, 2007, 2006 and 2005 was $1,515, $5,125 and $5,951, respectively, related to the guarantee discussed above.

News Corporation

In connection with a strategic relationship with News Corporation that HLTH entered into in 2000 and amended in 2001, HLTH received rights to an aggregate of $205,000 advertising services from News Corporation to be used over nine years expiring in 2009 in exchange for equity securities issued by HLTH. In September 2005, the rights to these advertising services were contributed to the Company in connection with the IPO. The amount of advertising services received in any contract year is based on the current market rates in effect at the time the advertisement is placed. Additionally, the amount of advertising services that can be used in any contract year is subject to contractual limitations. The advertising services were recorded at fair value determined using a discounted cash flow methodology. The remaining portion of these advertising services is included in prepaid advertising in the accompanying consolidated balance sheets. Also, as part of the same relationship the Company licensed its content to News Corporation for use across News Corporation’s media properties for four years, which ended in January 2005, for cash payments totaling $12,000 per contract year.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fidelity Human Resources Services Company LLC

In 2004, the Company entered into an agreement with Fidelity Human Resources Services Company LLC (“FHRS”) to integrate the Company’s private portals product into the services FHRS provides to its clients. FHRS provides human resources administration and benefit administration services to employers. The Company recorded revenue of $10,362 in 2007, $7,802 in 2006 and $2,960 in 2005 and $1,544 and $2,145 were included in accounts receivable as of December 31, 2007 and 2006, respectively, related to the FHRS agreement. FHRS is an affiliate of FMR Corp, which reported beneficial ownership of approximately 16.5%, 10.8% and 2.7% of the Company’s common stock at December 31, 2007, 2006 and 2005, respectively, and 13.6%, 13.0% and 15.5% of HLTH’s common stock at December 31, 2007, 2006 and 2005, respectively.

8.	Segment Information

The Company provides health information services to consumers, physicians, healthcare professionals, employers and health plans through the Company’s public and private online portals and health-focused publications. The Company’s two operating segments are:

•	Online Services. The Company provides both public and private online portals. The Company’s public portals for consumers enable them to obtain detailed information on a particular disease or condition, check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest, enroll in interactive courses and participate in online communities with peers and experts. The Company’s public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn CME credit and communicate with peers. The Company’s private portals enable employers and health plans to provide their employees and plan members with access to personalized health and benefit information and decision-support technology that helps them make more informed benefit, provider and treatment choices. The Company provides related services for use by such employees and members, including lifestyle education and personalized telephonic health coaching as a result of the acquisition of Summex on June 13, 2006. The Company also provides e-detailing promotion and physician recruitment services for use by pharmaceutical, medical device and healthcare companies as a result of the acquisition of Medsite on September 11, 2006.

•	Publishing and Other Services. The Company publishes The Little Blue Book, a physician directory; and, since 2005, WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms. As a result of the acquisition of Conceptis, the Company conducted in-person medical education from December 2005 through December 31, 2006, the date at which it no longer provided this service. Until December 31, 2007, the Company also published medical reference textbooks.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for each of the Company’s operating segments and a reconciliation to net income are presented below:

	Years Ended December 31,
	2007	2006	2005

Revenue
Online Services:
Advertising and sponsorship	$229,333	$170,626	$109,977
Licensing	81,471	55,621	34,113
Content syndication and other	2,378	3,518	8,210

Total Online Services	313,182	229,765	152,300
Publishing and Other Services	18,772	19,011	11,610

	$331,954	$248,776	$163,910

Earnings (loss) before interest, taxes, depreciation, amortization and other non-cash items
Online Services	$80,594	$52,324	$28,313
Publishing and Other Services	4,103	362	(78)

	84,697	52,686	28,235
Interest, taxes, depreciation, amortization and other non-cash items
Interest income	12,378	5,099	1,790
Depreciation and amortization	(27,233)	(17,639)	(10,648)
Non-cash advertising	(5,264)	(7,415)	(8,992)
Non-cash stock-based compensation	(19,391)	(26,697)	(2,315)
Income tax benefit (provision)	17,255	(3,883)	(1,666)

Income from continuing operations	62,442	2,151	6,404
Income from discontinued operations, net of tax	3,442	385	161

Net income	$65,884	$2,536	$6,565

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Long-Lived Assets

Property and Equipment

Property and equipment consist of the following:

	December 31,
	2007	2006

Computer equipment	$17,822	$13,499
Office equipment, furniture and fixtures	6,107	4,694
Software	15,900	11,651
Leasehold improvements	16,753	16,654
Web site development costs	21,389	13,409

	77,971	59,907
Less: accumulated depreciation	(29,382)	(15,198)

Property and equipment, net	$48,589	$44,709

Depreciation expense was $14,179, $6,374 and $4,148 in 2007, 2006 and 2005, respectively.

Goodwill and Intangible Assets

SFAS No. 142 requires that goodwill and certain intangibles be tested for impairment at least annually or when indicators of impairment are present. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144. Based on the Company’s analysis, there was no impairment of goodwill in connection with the annual impairment tests that were performed during the years ended December 31, 2007, 2006 and 2005.

The changes in the carrying amount of goodwill during the years ended December 31, 2007 and 2006 are as follows:

		Publishing
	Online	and Other
	Services	Services	Total

Balance as of January 1, 2006	$89,624	$11,045	$100,669
Acquisitions during the period	122,782	—	122,782
Purchase price allocations and other adjustments	1,577	—	1,577

Balance as of December 31, 2006	213,983	11,045	225,028
Acquisitions during the period	—	—	—
Purchase price allocations and other adjustments	(3,599)	—	(3,599)

Balance as of December 31, 2007	$210,384	$11,045	$221,429

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets subject to amortization consist of the following:

	December 31, 2007				December 31, 2006
				Weighted				Weighted
	Gross			Average	Gross			Average
	Carrying	Accumulated		Remaining	Carrying	Accumulated		Remaining
	Amount	Amortization	Net	Useful Life(a)	Amount	Amortization	Net	Useful Life(a)

Content	$15,954	$(12,581)	$3,373	2.1	$16,854	$(7,893)	$8,961	2.6
Customer relationships	33,191	(10,183)	23,008	9.2	28,191	(6,677)	21,514	9.4
Technology and patents	14,967	(10,126)	4,841	1.5	14,967	(6,036)	8,931	2.3
Trade names	7,817	(2,725)	5,092	7.7	7,817	(1,955)	5,862	8.5

Total	$71,929	$(35,615)	$36,314	7.3	$67,829	$(22,561)	$45,268	6.6

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

Amortization expense was $13,054, $11,265 and $6,500 in 2007, 2006 and 2005, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year ending December 31,

2008	$9,715
2009	6,401
2010	3,337
2011	2,464
2012	2,464
Thereafter	11,933

10.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2007	2006

Accrued compensation	$17,171	$16,696
Accrued outside services	2,308	2,215
Accrued marketing and distribution	1,788	2,039
Accrued purchases of property and equipment	897	5,866
Other accrued liabilities	4,334	6,030

Total accrued expenses	$26,498	$32,846

11.	Other Long-term Liabilities

Included in other long-term liabilities as of December 31, 2007 and 2006 was a deferred rent credit of $5,724 and $4,983, respectively, primarily related to lease incentives and $3,447 and $2,929, respectively, related to the difference between rent expense and the rental amount payable for leases with fixed escalations.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments and Contingencies

Legal Proceedings

Department of Justice and SEC Investigations of HLTH

As previously disclosed, the United States Attorney for the District of South Carolina is conducting an investigation of HLTH, which HLTH first learned about on September 3, 2003. Based on the information available to HLTH, it believes that the investigation relates principally to issues of financial accounting improprieties for Medical Manager Corporation, a predecessor of HLTH (by its merger into HLTH in September 2000), and, more specifically, its Medical Manager Health Systems, Inc. subsidiary. Medical Manager Health Systems was a predecessor to Emdeon Practice Services, Inc., a subsidiary that HLTH sold to Sage Software in September 2006.

While HLTH is not sure of the investigation’s exact scope, it does not believe that the investigation relates to the business of our company or any of our subsidiaries. HLTH believes that the investigation relates principally to issues of financial accounting improprieties relating to Medical Manager Health Systems, including activities that artificially inflated revenues and earnings of Medical Manager Health Systems. HLTH has been cooperating and intends to continue to cooperate fully with the U.S. Attorney’s Office. HLTH’s Board of Directors has formed a Special Committee consisting solely of independent directors to oversee this matter, with the sole authority to direct HLTH’s response to the allegations that have been raised.

In January 2005, certain former employees of Emdeon Practice Services agreed to plead guilty to mail fraud and tax evasion as a result of the investigation by the U.S. Attorney. According to the Informations, Plea Agreements and Factual Summaries filed by the U.S. Attorney in, and available from, the District Court of the United States for the District of South Carolina — Beaufort Division, on January 7, 2005, the three former employees and other then unnamed co-schemers were engaged in schemes between 1997 and 2002 that included causing companies acquired by Medical Manager Health Systems to pay the former vice president in charge of acquisitions for Medical Manager Health Systems and co-schemers kickbacks which were funded through increases in the purchase price paid by Medical Manager Health Systems to the acquired company and that included fraudulent accounting practices to inflate artificially the quarterly revenues and earnings of Medical Manager Health Systems when it was an independent public company called Medical Manager Corporation from 1997 through 1999, when and after it became acquired by Synetic, Inc. in July 1999 and when and after it became a subsidiary of HLTH in September 2000. A fourth former officer of Medical Manager Health Systems pleaded guilty to similar activities later in 2005.

On December 15, 2005, the U.S. Attorney announced indictments of the following former officers and employees of Medical Manager Health Systems: Ted W. Dorman, a former Regional Vice President of Medical Manager Health Systems, who was employed until March 2003; Charles L. Hutchinson, a former Controller of Medical Manager Health Systems, who was employed until June 2001; Maxie L. Juzang, a former Vice President of Medical Manager Health Systems, who was employed until August 2005; John H. Kang, a former President of Medical Manager Health Systems, who was employed until May 2001; Frederick B. Karl, Jr., a former General Counsel of Medical Manager Health Systems, who was employed until April 2000; Franklyn B. Krieger, a former Associate General Counsel of Medical Manager Health Systems, who was employed until February 2002; Lee A. Robbins, a former Vice President and Chief Financial Officer of Medical Manager Health Systems, who was employed until September 2000; John P. Sessions, a former President and Chief Operating Officer of Medical Manager Health Systems, who was employed until September 2003; Michael A. Singer, a former Chief Executive Officer of Medical Manager Health Systems and a former director of HLTH, who was most recently employed by HLTH as its Executive Vice President, Physician Software Strategies until February 2005; and David Ward, a former Vice President of Medical Manager Health Systems, who was employed until June 2005. The Indictment charges the persons listed

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

above with conspiracy to commit mail, wire and securities fraud, a violation of Title 18, United States Code, Section 371 and conspiracy to commit money laundering, a violation of Title 18, United States Code, Section 1956(h). The indictment charges Messrs. Sessions and Ward with substantive counts of money laundering, violations of Title 18, United States Code, Section 1957. The allegations set forth in the Indictment describe activities that are substantially similar to those described above with respect to the January 2005 plea agreements.

On February 27, 2007, the United States Attorney filed a Second Superseding Indictment with respect to the former officers and employees of Medical Manager Health Systems charged under the prior Indictment, other than Mr. Juzang. The allegations set forth in the Second Superseding Indictment are substantially similar to those described above.

Based on the information it has obtained to date, including that contained in the court documents filed by the United States Attorney in South Carolina, HLTH does not believe that any member of its senior management whose duties were not primarily related to the operations of Medical Manager Health Systems during the relevant time periods engaged in any of the violations or improprieties described in those court documents. HLTH understands, however, that in light of the nature of the allegations involved, the U.S. Attorney’s office has been investigating all levels of HLTH’s management. Some members of the Company’s senior management are also serving or have served as members of senior management of HLTH. In the event members of the Company’s senior management were to be implicated in any wrongdoing, it could have an adverse impact on the Company.

HLTH understands that the SEC is also conducting a formal investigation into this matter.

The terms of an indemnity agreement between HLTH and the Company provide that HLTH will indemnify the Company against any and all liabilities arising from or based on this investigation.

Other Legal Proceedings

In the normal course of business, the Company and its subsidiaries are involved in various other claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that their outcomes will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Leases

During 2004, the Company entered into a ten-year and ten month lease agreement for its headquarters in New York, New York. In connection with this lease the Company received ten months of rent abatement and a landlord contribution totaling $5,393 in connection with leasehold improvements. The Company recorded $4,854 as a deferred rent credit during 2005 related to this contribution and the remaining $539 during 2006. The balance of this deferred rent credit was $3,941 and $4,439 as of December 31, 2007 and 2006, respectively. According to the terms of the lease, the Company began making payments in December 2005. Payments will increase approximately 2% per annum with a one-time increase in December 2010 of approximately 15%. The lease terminates on November 30, 2015; however, the Company may exercise a five-year renewal option at its discretion.

The Company leases its offices under operating lease agreements that expire at various dates through 2015. Total rent expense for all operating leases was approximately $5,377, $4,808 and $4,675 in 2007, 2006

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2005, respectively. Future minimum lease commitments under non-cancelable lease agreements at December 31, 2007 were as follows:

Year ending December 31,

2008	$6,145
2009	6,229
2010	5,827
2011	5,141
2012	3,998
Thereafter	10,995

Total minimum lease payments	$38,335

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

13.	Stock-Based Compensation Plans

The Company has various stock compensation plans under which directors, officers and other eligible employees receive awards of options to purchase the Company Class A Common Stock and HLTH Common Stock and restricted shares of the Company Class A Common Stock and HLTH Common Stock. The following sections of this note summarize the activity for each of these plans.

HLTH Plans

Certain WebMD employees participate in the stock-based compensation plans of HLTH (collectively, “HLTH Plans”). Under the HLTH Plans certain of the Company employees have received grants of options to purchase HLTH common stock and restricted HLTH common stock. Additionally, all eligible WebMD employees are provided the opportunity to participate in HLTH’s employee stock purchase plan. All unvested options to purchase HLTH common stock and restricted HLTH common stock held by the Company’s employees as of the effective date of the IPO continue to vest under the original terms of those awards. An aggregate of 5,726,256 shares of HLTH common stock remained available for grant under the HLTH Plans at December 31, 2007.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

Generally, options under the HLTH Plans vest and become exercisable ratably over a three to five year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The majority of options granted under the HLTH Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of HLTH Common Stock on the date of grant. The following table summarizes activity for the HLTH Plans relating to the Company’s employees for the years ended December 31, 2007, 2006 and 2005:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Shares	Per Share	(In Years)	Value(1)

Outstanding at January 1, 2005	17,671,405	$11.21
Granted	1,444,850	9.30
Exercised	(2,468,174)	4.68
Forfeited	(1,140,866)	19.22
Net transfers from HLTH	4,120,991	12.80

Outstanding at December 31, 2005	19,628,206	11.75
Granted	—	—
Exercised	(3,634,936)	7.20
Forfeited	(847,500)	16.11
Net transfers to HLTH	(280,514)	8.46

Outstanding at December 31, 2006	14,865,256	12.68
Granted	—	—
Exercised	(4,479,012)	11.06
Forfeited	(1,167,268)	10.69
Net transfers to HLTH	(392,988)	15.41

Outstanding at December 31, 2007	8,825,988	$13.59	3.9	$23,284

Vested and exercisable at the end of the year	8,238,415	$13.94	3.6	$20,550

(1)	The aggregate intrinsic value is based on the market price of HLTH’s Common Stock on December 31, 2007, which was $13.40, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on December 31, 2007.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information with respect to options outstanding and options exercisable at December 31, 2007:

	Outstanding			Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
		Exercise Price	Contractual Life		Exercise Price
Exercise Prices	Shares	Per Share	(In Years)	Shares	Per Share

$3.43-$8.09	1,074,171	$6.16	5.1	884,921	$5.80
$8.12-$8.59	1,410,669	8.58	6.2	1,380,044	8.58
$8.60-$10.87	1,118,658	9.29	6.3	750,960	9.29
$11.55	1,625,000	11.55	2.4	1,625,000	11.55
$11.69-$13.85	1,505,250	12.84	2.4	1,505,250	12.84
$14.31-$21.69	1,480,281	18.98	2.8	1,480,281	18.98
$23.00-$94.69	611,959	40.32	1.9	611,959	40.32

	8,825,988	$13.59	3.9	8,238,415	$13.94

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

Year Ended
December 31,
2005

Expected dividend yield	0%
Expected volatility	0.50
Risk free interest rate	3.43%
Expected term (years)	3.25-5.50
Weighted-average fair value of options granted during the year	$3.81

Restricted Stock Awards:  HLTH Restricted Stock consists of shares of HLTH Common Stock which have been awarded to the Company’s employees with restrictions that cause them to be subject to substantial risk of forfeiture and restrict their sale or other transfer by the employee until they vest. Generally, HLTH Restricted Stock awards vest ratably over a three to five year period based on their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of non-vested HLTH Restricted Stock relating to the Company’s employees for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Balance at the beginning of the year	202,414	$8.92	423,860	$8.46	491,346	$7.92
Granted	—	—	—	—	100,000	9.52
Vested	(130,302)	8.65	(218,112)	8.03	(186,654)	7.73
Forfeited	(75,237)	9.51	—	—	(63,500)	8.30
Net transfers from (to) HLTH	6,250	11.74	(3,334)	8.59	82,668	8.59

Balance at the end of the year	3,125	$11.74	202,414	$8.92	423,860	$8.46

Proceeds received by HLTH from the exercise of options to purchase HLTH Common Stock were $49,538, $26,173 and $11,558 for the years ended December 31, 2007, 2006 and 2005, respectively. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of HLTH Restricted Stock that vested was $18,326, $18,020 and $14,325 for the years ended December 31, 2007, 2006 and 2005, respectively.

WebMD Plans

During September 2005, the Company adopted the 2005 Long-Term Incentive Plan (the “2005 Plan”). In connection with the acquisition of Subimo, LLC in December 2006, the Company adopted the WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (the “Subimo Plan”). The terms of the Subimo Plan are similar to the terms of the 2005 Plan but it has not been approved by the Company’s stockholders. Awards under the Subimo Plan were made on the date of the Company’s acquisition of Subimo, LLC in reliance on the NASDAQ Global Select Market exception to shareholder approval for equity grants to new hires. No additional grants will be made under the Subimo Plan. The 2005 Plan and the Subimo Plan are included in all references as the “WebMD Plans.” The maximum number of shares of the Company Class A Common Stock that may be subject to options or restricted stock awards under the WebMD Plans is 9,480,574, subject to adjustment in accordance with the terms of the WebMD Plans. The Company had an aggregate of 2,701,478 shares of Class A Common Stock available for future grants under the WebMD Plans at December 31, 2007.

Stock Options

Generally, options under the WebMD Plans vest and become exercisable ratably over a four-year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The options granted under the WebMD Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of the Company Class A Common Stock on the date of grant. The

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following table summarizes activity for the WebMD Plans for the years ended December 31, 2007, 2006 and 2005:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Shares	Per Share	(In Years)	Value(1)

Outstanding at January 1, 2005	—	$—
Granted	4,574,900	18.31
Exercised	—	—
Forfeited	(41,800)	17.50

Outstanding at December 31, 2005	4,533,100	18.31
Granted	1,683,700	38.16
Exercised	(291,154)	18.05
Forfeited	(523,863)	27.84

Outstanding at December 31, 2006	5,401,783	23.59
Granted	998,850	47.49
Exercised	(684,909)	20.96
Forfeited	(695,173)	31.80

Outstanding at December 31, 2007	5,020,551	$27.56	8.3	$74,102

Vested and exercisable at the end of the year	1,382,091	$20.41	7.9	$28,599

(1)	The aggregate intrinsic value is based on the market price of the Company’s Class A Common Stock on December 31, 2007, which was $41.07, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on December 31, 2007.

The following table summarizes information with respect to options outstanding and options exercisable at December 31, 2007:

	Outstanding			Exercisable
		Weighted	Weighted Average		Weighted
		Average	Remaining		Average
		Exercise Price	Contractual Life		Exercise Price
Exercise Prices	Shares	Per Share	(In Years)	Shares	Per Share

$17.50	2,891,630	$17.50	7.7	1,137,776	$17.50
$24.00-$38.01	686,731	33.19	8.4	187,967	31.88
$38.03-$42.98	634,890	40.43	8.9	45,548	39.93
$43.09-$51.48	627,950	47.34	9.5	10,800	45.32
$51.50-$61.35	179,350	53.52	9.5	—	—

	5,020,551	$27.56	8.3	1,382,091	$20.41

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

combined with historical volatility of the Company Class A Common Stock. The expected term represents the period of time that options are expected to be outstanding following their grant date, and was determined using historical exercise data. The risk-free rate is based on the U.S. Treasury yield curve for periods equal to the expected term of the options on the grant date.

	Years Ended December 31,
	2007	2006	2005

Expected dividend yield	0%	0%	0%
Expected volatility	0.44	0.60	0.60
Risk free interest rate	4.25%	4.69%	4.05%
Expected term (years)	3.40	3.24	3.25-5.50
Weighted-average fair value of options granted during the year	$17.26	$17.33	$8.75

Restricted Stock Awards:  The Company Restricted Stock consists of shares of the Company Class A Common Stock which have been awarded to employees with restrictions that cause them to be subject to substantial risk of forfeiture and restrict their sale or other transfer by the employee until they vest. Generally, the Company’s Restricted Stock awards vest ratably over a four year period from their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity of non-vested Company Restricted Stock for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Balance at the beginning of the year	441,683	$25.49	376,621	$17.55	—	$—
Granted	71,700	47.02	184,710	39.50	376,621	17.55
Vested	(104,809)	21.92	(94,418)	17.61	—	—
Forfeited	(100,852)	32.42	(25,230)	39.00	—	—

Balance at the end of the year	307,722	$29.46	441,683	$25.49	376,621	$17.55

Proceeds received from the exercise of options to purchase the Company Class A Common Stock were $14,355 and $5,257 for the years ended December 31, 2007 and 2006, respectively. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of the Company Restricted Stock that vested was $24,821 and $9,115 for the years ended December 31, 2007 and 2006, respectively.

Employee Stock Purchase Plan

HLTH’s Employee Stock Purchase Plan (“ESPP”) allows eligible employees of the Company the opportunity to purchase shares of HLTH Common Stock through payroll deductions, up to 15% of a participant’s annual compensation with a maximum of 5,000 shares available per participant during each purchase period. The purchase price of the stock is 85% of the fair market value on the last day of each purchase period. During the years ended December 31, 2007, 2006 and 2005, 45,755, 54,822 and 59,862 shares, respectively, of HLTH Common Stock were issued to the Company’s employees under HLTH’s ESPP.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other

At the time of the IPO and each year on the anniversary of the IPO, the Company issued shares of its Class A Common Stock to each non-employee director with a value equal to their annual board and committee retainers. The Company recorded $340, $340 and $85 of stock-based compensation expense during the years ended December 31, 2007, 2006 and 2005, respectively, in connection with these issuances.

Additionally, the Company recorded $1,094 and $69 of stock-based compensation expense during 2007 and 2006 in connection with a stock transferability right for shares required to be issued in connection with the acquisition of Subimo, LLC by the Company.

14.	Retirement Plans

HLTH maintains a defined contribution retirement plan (the “Retirement Plan”) that covers substantially all of the Company’s employees. This Retirement Plan provides for discretionary contributions and during 2005 was amended to provide for matching contributions. The Company has recorded expense related to this Retirement Plan of $996, $655 and $395 in 2007, 2006 and 2005, respectively. These amounts exclude the portion reclassified to discontinued operations of $9, $11 and $9 in 2007, 2006 and 2005, respectively.

15.	Income Taxes

The Company’s results of operations have been included in HLTH’s consolidated U.S. federal and state income tax returns. The provision for income taxes included in the accompanying consolidated financial statements has been determined on a separate return basis using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes are recognized for the future tax consequence of differences between the tax and financial reporting basis of assets and liabilities at each reporting period. The Company is required to assess its deferred tax assets and the need for a valuation allowance on a separate return basis, and exclude from that assessment the utilization of all or a portion of those losses by HLTH under the separate return method. This assessment requires considerable judgment on the part of management with respect to benefits that could be realized from future taxable income, as well as other positive and negative factors.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts are reported without the impact resulting from filing on a consolidated tax return basis with HLTH. Significant components of the Company’s deferred tax assets (liabilities) were as follows:

	December 31,
	2007	2006

Deferred tax assets:
Federal net operating loss carryforwards	$209,742	$224,515
State net operating loss carryforwards	23,467	23,374
Federal tax credits	1,945	2,060
Other accrued expenses	7,820	9,170
Allowance for doubtful accounts	466	342
Depreciation	1,225	1,509
Intangible assets	2,895	—
Prepaid assets	7,986	8,744
Stock-based compensation	12,353	7,989
Other, net	200	200

Total deferred tax assets	268,099	277,903
Valuation allowance	(242,619)	(277,607)

Net deferred tax assets	25,480	296

Deferred tax liabilities:
Goodwill	(9,082)	(5,367)
Intangible assets	—	(296)

Total deferred tax liabilities	(9,082)	(5,663)

Net deferred tax assets (liabilities)	$16,398	$(5,367)

Included in:
Current deferred tax assets and liabilities	$42,545	$9,658
Valuation allowance	(38,553)	(9,658)

Current deferred tax assets, net	3,992	0

Non-current deferred tax assets and liabilities	216,472	262,582
Valuation allowance	(204,066)	(267,949)

Non-current deferred tax assets (liabilities), net	12,406	(5,367)

Net deferred tax assets (liabilities)	$16,398	$(5,367)

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax provision was as follows:

	Years Ended December 31,
	2007	2006	2005

Current:
Federal	$303	$48	$—
State and other	1,890	1,731	486

Current income tax provision	2,193	1,779	486
Deferred:
Federal	(21,948)	1,759	1,033
State and other	995	251	147

Deferred income tax (benefit) provision	(20,953)	2,010	1,180
Reversal of valuation allowance applied to goodwill	231	94	—
Reversal of valuation allowance applied to additional paid-in capital	1,274	—	—

Total income tax (benefit) provision	$(17,255)	$3,883	$1,666

The reconciliation between the federal statutory rate and the effective income tax rate is as follows:

	Years Ended December 31,
	2007	2006	2005

United States federal statutory rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	0.1	(29.5)	12.6
Valuation allowance	(82.8)	28.1	(50.6)
Losses benefited to HLTH	—	—	21.0
Non-deductible officers compensation	1.0	19.5	1.4
Other	8.5	7.4	0.8

Effective income tax rate	(38.2)%	60.5%	20.2%

Until the quarter ended December 31, 2007, a full valuation allowance had been provided against all net deferred tax assets, except for a deferred tax liability originating from the Company’s business combinations that resulted in tax-deductible goodwill which is indefinite as to when such liability will reverse. During the quarter ended December 31, 2007, after consideration of the relevant positive and negative evidence, the Company reversed $25,481 of its valuation allowance primarily through the tax provision. The valuation allowance for deferred tax assets decreased by $34,988 and $2,748 in 2007 and 2006, respectively.

On a separate return basis, as of December 31, 2007, the Company had net operating loss carryforwards for federal income tax purposes of approximately $667,540, which expire in 2009 through 2026, and federal tax credits of approximately $2,548, which excludes the impact of any unrecognized tax benefits, which expire in 2008 through 2028. Approximately $207,955 and $33,063 of these net operating loss carryforwards were recorded through additional paid-in capital and goodwill, respectively. Therefore, if in the future the Company believes that it is more likely than not that these tax benefits will be realized, this portion of the valuation allowance will be reversed against additional paid-in capital and goodwill, respectively.

The Company uses the “with-and-without” approach as described in EITF Topic No. D-32 in determining the order in which tax attributes are utilized. Using the “with-and-without” approach, the Company will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

realized after all other tax attributes currently available to the Company have been utilized. As a result of this approach, tax net operating loss carryforwards generated from operations and acquired entities are considered utilized before the current period’s share-based deduction.

The Company has excess tax benefits, related to stock option exercises subsequent to the adoption of SFAS 123(R) of $68,277 that are not recorded as a deferred tax asset as the amounts would not have resulted in a reduction in current taxes payable if all other tax attributes currently available to the Company were utilized. The benefit of these deductions will be recorded to additional paid-in capital at the time the tax deduction results in a reduction of current taxes payable.

On a legal entity basis, as of December 31, 2007, the Company had net operating loss carryforwards for federal income tax purposes of approximately $271,553, which expire in 2011 through 2028, and federal tax credits of approximately $2,727, which excludes the impact of any unrecognized tax benefits, which expire in 2008 through 2028. These amounts reflect the utilization of approximately $430,000 of net operating loss carryforwards by the HLTH consolidated group as a result of the sale of certain HLTH businesses. Pursuant to the tax sharing agreement between HLTH and the Company, HLTH reimbursed the Company $149,862 for the utilization of its net operating losses.

Under the U.S. Internal Revenue Code and applicable Treasury regulations relating to manner and order in which net operating loss carryforwards are utilized when filing consolidated tax returns, a portion of the Company’s actual net operating loss carryforwards may be required to be utilized by HLTH before HLTH would be permitted to utilize its own net operating loss carryforwards. Correspondingly, in some situations, such as where HLTH’s net operating loss carryforwards were the first to be generated, the Company may be required to utilize a portion of HLTH’s net operating loss carryforwards before the Company would have to utilize its net operating loss carryforwards.

A portion of net operating loss carryforwards and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods due to the “change of ownership” provisions of the Internal Revenue Code and similar state provisions. A portion of these carryforwards may expire before becoming available to reduce future income tax liabilities.

The Company has profitable operations in certain states in which the Company does not have net operating losses to offset that income, or is utilizing net operating losses established through additional paid-in capital. Accordingly, the Company provided for taxes of $3,164, $1,731 and $486 related to state and other jurisdictions during the years ended December 31, 2007, 2006 and 2005, respectively. In addition, the income tax provision in 2007 and 2006 includes a non-cash provision for taxes of $231 and $94, respectively, that has not been reduced by the decrease in valuation allowance as these tax benefits were acquired through business combinations. Of these amounts, a portion is included in the due from HLTH balance in the accompanying consolidated balance sheets.

As of January 1, 2007 and December 31, 2007, the Company had unrecognized income tax benefits of $603, which if recognized, none would be reflected as a component of the income tax provision. No interest and penalties were accrued as of January 1, 2007 and December 31, 2007.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity of unrecognized tax benefits for the year ended December 31, 2007:

Balance at January 1, 2007	$603
Increases related to prior year tax positions	—
Increases related to current year tax positions	—
Settlements with tax authorities	—
Expiration of the statute of limitations for the assessment of taxes	—

Balance at December 31, 2007	$603

Although the Company files U.S. federal, and various state and other tax returns, the major taxing jurisdiction is the U.S. The Company is currently under audit for state tax purposes and will have statutes of limitations with respect to certain tax returns expiring within the next twelve months. However, the Company does not expect a significant change in the unrecognized income tax benefits within the next twelve months. With the exception of adjusting NOL carryforwards that may be utilized, the Company is no longer subject to federal income tax examinations for tax years before 2004 and for state and local income tax examinations for years before 2002.

16.	Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The estimated fair values have been determined using available market information as of December 31, 2007. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31, 2007		December 31, 2006
	Cost Basis	Fair Value	Cost Basis	Fair Value

Cash and cash equivalents	$213,753	$213,753	$44,660	$44,660
Short-term investments	80,900	80,900	9,490	9,490

As of December 31, 2007 and 2006, all of the Company’s investments were classified as available-for-sale. The Company’s investment portfolio includes investments in auction rate securities (“ARS”). The types of ARS investments that the Company owns are backed by student loans, almost all of which are guaranteed under the Federal Family Education Loan Program (FFELP), and all of which had credit ratings of AAA or Aaa when purchased. Refer to Note 20 Subsequent Events, for a discussion regarding recent developments with respect to the Company’s ARS investments.

During 2007, 2006 and 2005, the Company did not realize any gains or losses from the sales and maturities of its investments.

17.	Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income, such as

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changes in unrealized gains (losses) on available-for-sale marketable securities. The following table presents the components of comprehensive income:

	Years Ended December 31,
	2007	2006	2005

Unrealized gains (losses) on securities	$—	$112	$(112)

Other comprehensive income (loss)	—	112	(112)
Net income	65,884	2,536	6,565

Comprehensive income	$65,884	$2,648	$6,453

18.	Supplemental Disclosure of Cash Flow Information

	Years Ended December 31,
	2007	2006	2005

Supplemental Disclosure of Cash Flow Information:
Taxes paid, net of refunds	$2,909	$1,127	$119

Supplemental Schedule of Non-cash Investing Activities:
Equity consideration of Subimo Acquisition	$—	$26,000	$—

Supplemental Schedule of Non-cash Financing Activities:
Deferred stock compensation related to restricted stock awards	$—	$—	$6,610

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Quarterly Financial Data (Unaudited)

The following tables summarize the quarterly financial data for 2007 and 2006:

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$71,944	$77,270	$86,098	$96,642
Costs and expenses:
Cost of operations	28,618	28,997	30,021	29,645
Sales and marketing	22,870	21,929	22,459	26,387
General and administrative	15,505	15,981	15,388	14,112
Depreciation and amortization	5,991	6,941	7,085	7,216
Interest income	1,985	3,051	3,486	3,856

Income from continuing operations before income tax provision (benefit)	945	6,473	14,631	23,138
Income tax provision (benefit)	210	1,332	3,129	(21,926)

Income from continuing operations	735	5,141	11,502	45,064
(Loss) income from discontinued operations, net of tax	(29)	249	(10)	3,232

Net income	$706	$5,390	$11,492	$48,296

Basic income (loss) per common share:
Income from continuing operations	$0.01	$0.09	$0.20	$0.78
(Loss) income from discontinued operations	(0.00)	0.00	(0.00)	0.06

Net income	$0.01	$0.09	$0.20	$0.84

Diluted income (loss) per common share:
Income from continuing operations	$0.01	$0.09	$0.19	$0.75
(Loss) income from discontinued operations	(0.00)	0.00	(0.00)	0.06

Net income	$0.01	$0.09	$0.19	$0.81

Weighted-average shares outstanding used in computing net income (loss) per common share:
Basic	56,976	57,071	57,154	57,534

Diluted	59,630	59,748	59,848	59,748

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$48,480	$55,277	$65,634	$79,385
Costs and expenses:
Cost of operations	23,553	24,484	25,899	27,739
Sales and marketing	15,537	16,932	20,472	23,248
General and administrative	11,890	12,565	13,476	14,407
Depreciation and amortization	3,527	4,011	5,083	5,018
Interest income	1,448	1,468	1,221	962

(Loss) Income from continuing operations before income tax (benefit) provision	(4,579)	(1,247)	1,925	9,935
Income tax (benefit) provision	(1,108)	(293)	1,398	3,886

(Loss) Income from continuing operations	(3,471)	(954)	527	6,049
Income (loss) from discontinued operations, net of tax	412	101	(37)	(91)

Net (loss) income	$(3,059)	$(853)	$490	$5,958

Basic (loss) income per common share:
(Loss) income from continuing operations	$(0.06)	$(0.02)	$0.01	$0.11
Income (loss) from discontinued operations	0.01	0.00	(0.00)	(0.00)

Net income	$(0.05)	$(0.02)	$0.01	$0.11

Diluted (loss) income per common share:
(Loss) income from continuing operations	$(0.06)	$(0.02)	$0.01	$0.10
Income (loss) from discontinued operations	0.01	0.00	(0.00)	(0.00)

Net income	$(0.05)	$(0.02)	$0.01	$0.10

Weighted-average shares outstanding used in computing net (loss) income per common share:
Basic	56,054	56,055	56,059	56,411

Diluted	56,054	56,055	58,122	58,367

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Subsequent Events

Investment in Auction Rate Securities Backed by Federally Guaranteed Student Loans

As of February 21, 2008, the Company had approximately $327,000 in consolidated cash, cash equivalents and marketable securities, including approximately $169,000 of ARS investments. The types of ARS investments that the Company owns are backed by student loans, 97% of which are guaranteed under the Federal Family Education Loan Program (FFELP), and all had credit ratings of AAA or Aaa when purchased. WebMD does not own any other type of ARS investments.

The interest rates on these ARS investments are reset every 28 days by an auction process. Historically, these types of ARS investments have been highly liquid. However, in mid-February 2008, auctions for ARS investments backed by student loans failed, including auctions for the ARS investments held by the Company. The result of a failed auction is that these ARS investments continue to bear interest in accordance with their terms until the next successful auction; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS investments develop. The Company believes that the underlying credit quality of the assets backing its ARS investments has not been impacted by the reduced liquidity of these ARS investments. As a result of these recent events, the Company is in the process of evaluating the extent of any impairment in its ARS investments resulting from the current lack of liquidity; however, the Company is not yet able to quantify the amount of any impairment. The Company believes that any lack of liquidity relating to its ARS investments will not have an impact on its ability to fund its current operations.

HLTH Merger

On February 20, 2008, HLTH and WebMD entered into a Merger Agreement, pursuant to which HLTH will merge into WebMD (“HLTH Merger”), with WebMD continuing as the surviving company. In the HLTH Merger, each outstanding share of HLTH common stock will be converted into 0.1979 shares of WebMD common stock and $6.89 in cash, which cash amount is subject to a downward adjustment as described below (“Merger Consideration”). The shares of WebMD Class A Common Stock currently outstanding will remain outstanding and will be unchanged in the HLTH Merger. The HLTH Merger will eliminate both the controlling class of WebMD stock held by HLTH and WebMD’s existing dual-class stock structure. The terms of the Merger Agreement were negotiated between HLTH and a Special Committee of the Board of Directors of WebMD. The Merger Agreement was approved by the Board of WebMD based on the recommendations of the Special Committee and by the Board of HLTH.

The cash portion of the Merger Consideration will be funded from cash and investments at WebMD and HLTH, and proceeds from HLTH’s anticipated sales of its ViPS and Porex businesses. As previously announced, HLTH has received significant interest from potential strategic buyers for both ViPS and Porex and will be seeking formal offers for these businesses from potential buyers. The cash portion of the Merger Consideration is subject to downward adjustment prior to the closing, based on the amount of proceeds received from the disposition of HLTH’s investment in certain ARS, which, under the terms of the Merger Agreement, must be liquidated by HLTH prior to closing of the HLTH Merger. The Company cannot predict, at this time, the amount of such downward adjustment. See “Investment in Auction Rate Securities Backed by Federally Guaranteed Student Loans” above. If either ViPS or Porex has not been sold at the time the HLTH Merger is ready to be consummated, WebMD may issue up to $250,000 in redeemable notes to the HLTH shareholders in lieu of a portion of the cash consideration otherwise payable in the HLTH Merger. The notes would bear interest at a rate of 11% per annum, payable in kind annually in arrears. The notes would be subject to mandatory redemption by WebMD from the proceeds of the divestiture of the remaining ViPS or Porex business. The redemption price would be equal to the principal amount of the notes to be redeemed plus accrued but unpaid interest through the date of the redemption.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Completion of the HLTH Merger is subject to: HLTH and WebMD receiving required shareholder approvals; a requirement that the surviving company have an amount of cash, as of the closing at least equal to an agreed upon threshold, calculated in accordance with a formula contained in the Merger Agreement; completion of the sale by HLTH of either ViPS or Porex and the sale of HLTH’s ARS investments; and other customary closing conditions. HLTH, which owns shares of WebMD constituting approximately 96% of the total number of votes represented by outstanding shares, has agreed to vote its shares of WebMD in favor of the HLTH Merger. The transaction is expected to close in the second or third quarter of 2008.

Following the HLTH Merger, WebMD as surviving corporation will assume the obligations of HLTH under HLTH’s 3 1/8% Convertible Notes due September 1, 2025 and HLTH’s 1.75% Convertible Subordinated Notes due June 15, 2023 (“Notes”). In the event a holder of these Notes converts these Notes into shares of HLTH common stock pursuant to the terms of the applicable indenture prior to the effective time of the HLTH Merger, those shares would be treated in the HLTH Merger like all other shares of HLTH common stock. In the event a holder of the Notes converts those Notes pursuant to the applicable indenture following the effective time of the HLTH Merger, those Notes would be converted into the right to receive the HLTH Merger Consideration payable in respect of the HLTH shares into which such Notes would have been convertible.

Schedule II.  Valuation and Qualifying Accounts

	Years Ended December 31, 2007, 2006 and 2005
	Balance at	Charged to
	Beginning	Costs and				Balance at
	of Year	Expenses	Acquired	Write-offs	Other(a)	End of Year

December 31, 2007
Allowance for Doubtful Accounts	$956	$1,312	$—	$(1,103)	$—	$1,165
Valuation Allowance for Deferred Tax Assets	277,607	(38,286)	4,713	—	(1,415)	242,619
December 31, 2006
Allowance for Doubtful Accounts	859	228	49	(180)	—	956
Valuation Allowance for Deferred Tax Assets	280,355	1,230	6,296	—	(10,274)	277,607
December 31, 2005
Allowance for Doubtful Accounts	798	302	60	(301)	—	859
Valuation Allowance for Deferred Tax Assets	273,391	(4,236)	5,914	—	5,286	280,355

(a)	Represents valuation allowance created through equity as a result of stock option and warrant exercises, and other adjustments.

S-1

INDEX TO EXHIBITS

Exhibit No.		Description

2	.1*	Asset Purchase Agreement, dated as of October 31, 2005, among Conceptis Technologies Inc., WebMD, Inc., and Maple Leaf Medical Media, Inc. (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)
2	.2*	Agreement and Plan of Merger, dated as of January 17, 2006, among the Registrant, ME Omaha, Inc., eMedicine.com, Inc., and Lilian Shackelford Murray, as Stockholders’ Representative (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2006)
2	.3*	Agreement and Plan of Merger, dated as of April 13, 2006, among Summex Corporation, the Registrant, and FFGM, Inc. (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 19, 2006)
2	.4*	Asset Purchase Agreement, dated as of July 19, 2006, among June Plum, Inc. (a wholly owned subsidiary of the Registrant), Medsite, Inc., Medsite Acquisition Corp., MedsiteCME, LLC and Medsite Pharmaceutical Services, LLC (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 25, 2006)
2	.5*	Unit Purchase Agreement, dated as of November 2, 2006, by and among WebMD Health Corp., Subimo, LLC and the Sellers referred to therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on November 8, 2006)
2	.6*	Agreement and Plan of Merger, dated as of February 20, 2008, between HLTH Corporation and the Registrant (incorporated by reference to Exhibit 2.1 to Amendment No. 1, filed on February 25, 2008, to the Current Report on Form 8-K filed by the Registrant on February 21, 2008)
3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form 8-A filed by the Registrant on September 29, 2005 (which we refer to as the “Form 8-A”))
3.2		Amended and Restated Bylaws of Registrant (incorporated by reference to the Current Report on Form 8-K filed by the Registrant on December 17, 2007)
4.1		Specimen Certificate evidencing shares of the Registrant’s Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-124832) (which we refer to as the “IPO Registration Statement”))
4.2		Form of Registration Rights Agreement between HLTH Corporation (formerly known as HLTH Corporation) (“HLTH”) and the Registrant (incorporated by reference to Exhibit 4.2 to the IPO Registration Statement)
10.1		Amended and Restated Tax Sharing Agreement between the Registrant and HLTH (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed on February 16, 2006)
10.2		Services Agreement between HLTH and the Registrant (incorporated by reference to Exhibit 10.2 to the IPO Registration Statement)
10.3		Indemnity Agreement between HLTH and the Registrant (incorporated by reference to Exhibit 10.3 to the IPO Registration Statement)
10.4		Intellectual Property License Agreement between HLTH and the Registrant (incorporated by reference to Exhibit 10.4 to the IPO Registration Statement)
10.5		Contribution, Assignment and Assumption Agreement, dated as of September 6, 2005, by and between HLTH and the Registrant (incorporated by reference to Exhibit 10.5 to the IPO Registration Statement)
10.6		Private Portal Services Agreement between HLTH and WebMD, Inc. (incorporated by reference to Exhibit 10.6 to the IPO Registration Statement)
10.7		Content License Agreement between HLTH and WebMD, Inc. (incorporated by reference to Exhibit 10.7 to the IPO Registration Statement)
10.8		Form of Database Agreement between HLTH and WebMD, Inc. (incorporated by reference to Exhibit 10.8 to the IPO Registration Statement)

Exhibit No.		Description

10.9		Form of Indemnification Agreement to be entered into by the Registrant with its directors and officers (incorporated by reference to Exhibit 10.9 to the IPO Registration Statement)
10	.10**	Amended and Restated Employment Agreement, dated as of August 3, 2005, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2005)
10	.11**	Employment Agreement, dated as of April 28, 2005, between WebMD, Inc. and Wayne T. Gattinella (incorporated by reference to Exhibit 99.1 to HLTH’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2005)
10	.12**	Amended and Restated Employment Agreement, dated as of July 14, 2005, between WebMD Health Corp. and Anthony Vuolo (incorporated by reference to Exhibit 99.2 to HLTH’s Current Report on Form 8-K, as amended, filed with the Securities and Exchange Commission on July 19, 2005)
10	.13**	Employment Agreement between WebMD Health Holdings, Inc. and Douglas W. Wamsley (incorporated by reference to Exhibit 10.15 to the IPO Registration Statement)
10	.14**	Employment Agreement between WebMD Health Holdings, Inc. and Nan-Kirsten Forte (incorporated by reference to Exhibit 10.16 to the IPO Registration Statement)
10	.15**	Employment Agreement between WebMD Health Holdings, Inc. and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.17 to the IPO Registration Statement)
10	.16**	Employment Agreement between WebMD Health Holdings, Inc. and Craig Froude (incorporated by reference to Exhibit 10.18 to the IPO Registration Statement)
10.17		Letter, dated February 2, 2007, executed by HLTH Corporation and the Registrant (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2007)
10	.18**	Form of Amendment to HLTH Corporation’s Equity Compensation Plans and Stock Option Agreements (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by HLTH Corporation on November 9, 2006)
10	.19**	Amended and Restated Stock Option Agreement dated August 21, 2000 between HLTH (as successor to Medical Manager Corporation) and Martin J. Wygod (incorporated by reference to Exhibit 10.21 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Amendment No. 1 on Form 10-K/A)
10	.20**	Stock Option Agreement between HLTH and Wayne Gattinella dated August 20, 2001 (incorporated by reference to Exhibit 4.8 to HLTH’s Registration Statement on Form S-8 (No. 333-888420) filed May 16, 2002)
10	.21**	Form of Amended and Restated Stock Option Agreement dated August 21, 2000, between HLTH (as successor to Medical Manager Corporation) and Anthony Vuolo (incorporated by reference to Exhibit 10.54 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10	.22**	Amended and Restated HLTH 1996 Stock Plan (incorporated by reference to Exhibit 10.8 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)
10	.23**	HLTH Amended and Restated 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.27 to HLTH’s Registration Statement on Form S-8 (No. 333-47250) filed October 4, 2000)
10	.24**	Amended and Restated HLTH Corporation 2000 Long-Term Incentive Plan (incorporated by reference from Annex E to the HLTH Corporation’s Proxy Statement for its 2006 Annual Meeting filed on August 14, 2006)
10	.25**	Amended and Restated WebMD Health Corp. 2005 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter filed on November 9, 2007)
10	.26**	Amended and Restated 1989 Class A Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 10.1 to Synetic, Inc.’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)

Exhibit No.		Description

10	.27**	Amended and Restated 1989 Class B Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 10.2 to Synetic, Inc.’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)
10	.28**	1991 Director Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-46640) filed March 24, 1992)
10	.29**	CareInsite, Inc. 1999 Officer Stock Option Plan (incorporated by reference to Exhibit 10.18 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)
10	.30**	CareInsite, Inc. 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)
10	.31**	HLTH 2001 Employee Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.46 to HLTH’s Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10	.32**	Amended and Restated 1991 Special Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.3 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10	.33**	Amendment to the Company Stock Option Plans of Medical Manager Corporation and CareInsite, Inc. (incorporated by reference to Exhibit 99.28 to HLTH’s Registration Statement on Form S-8 (No. 333-47250) filed October 4, 2000)
10.34		Healtheon/WebMD Media Services Agreement, dated January 26, 2000, between HLTH, Eastrise Profits Limited and Fox Entertainment Group, Inc. (incorporated by reference to Exhibit 10.5 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
10.35		Amendment dated February 15, 2001 to Healtheon/WebMD Media Services Agreement, dated January 26, 2000, among HLTH, Eastrise Profits Limited and Fox Entertainment Group, Inc. (incorporated by reference to Exhibit 10.2 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
10	.36**	WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (incorporated by reference from Exhibit 10.2 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2006)
10.37		Agreement of Lease, dated as of June 30, 2004, between III Chelsea Commerce LP and WebMD, Inc. (incorporated by reference to Exhibit 10.45 to the IPO Registration Statement)
10.38		First Amendment to the Lease Agreement, dated as of December 21, 2004, between III Chelsea Commerce LP and WebMD, Inc. (incorporated by reference to Exhibit 10.46 to the IPO Registration Statement)
10	.39†	Services Agreement, dated as of February 12, 2004, between WebMD, Inc. and Fidelity Human Resources Services Company LLC (f/k/a Fidelity Employer Services Company LLC) (incorporated by reference to Exhibit 10.47 to the IPO Registration Statement)
10	.40**	Form of Restricted Stock Agreement between the Registrant and the Employees (incorporated by reference to Exhibit 10.48 to the IPO Registration Statement)
10	.41**	Form of Restricted Stock Agreement between the Registrant and the Non-Employee Directors (incorporated by reference to Exhibit 10.49 to the IPO Registration Statement)
10	.42**	Form of Non-Qualified Stock Option Agreement between the Registrant and Employees (incorporated by reference to Exhibit 10.50 to the IPO Registration Statement)
10	.43**	Form of Non-Qualified Stock Option Agreement between the Registrant and Non-Employee Directors (incorporated by reference to Exhibit 10.51 to the IPO Registration Statement)
10	.44*	Form of Restricted Stock Agreement between HLTH and Employees for Grants Under the HLTH’s 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.57 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)

Exhibit No.		Description

10	.45**	Form of Non-Qualified Stock Option Agreement between HLTH and Employees for Grants Under HLTH’s 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.58 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)
10	.46**	Form of Non-Qualified Stock Option Agreement between HLTH and Employees for Grants Under HLTH’s 1996 Stock Plan (incorporated by reference to Exhibit 10.59 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)
10	.47**	Letter Agreement, dated as of February 1, 2006 between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.3 to HLTH’s Current Report on Form 8-K filed on February 2, 2006)
14.1		Code of Business Conduct (incorporated by reference to Exhibit 14.1 to HLTH’s Current Report on Form 8-K filed February 9, 2006)
21		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney (see page 77)
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Registrant
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Registrant
32.1		Section 1350 Certification of Chief Executive Officer of the Registrant
32.2		Section 1350 Certification of Chief Financial Officer of the Registrant
99.1		Audit Committee Charter (incorporated by reference to Annex A to the Registrant’s Proxy Statement for its 2007 Annual Meeting filed on August 14, 2007)
99.2		Compensation Committee Charter (incorporated by reference to Annex B to the Registrant’s Proxy Statement for its 2007 Annual Meeting filed on August 14, 2007)
99.3		Nominating Committee Charter (incorporated by reference to Annex C to the Registrant’s Proxy Statement for its 2007 Annual Meeting filed on August 14, 2007)
99.4		Governance & Compliance Committee Charter (incorporated by reference from Annex D to the Registrant’s Proxy Statement for its 2007 Annual Meeting filed on August 14, 2007)

*	With respect to the agreements filed as Exhibits 2.1 through 2.6, certain of the exhibits and the schedules to those agreements have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

**	Agreement relates to executive compensation.

†	Portions of this exhibit were redacted pursuant to confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

E-4