Form 10-K/A
period 2007-12-31
WebMD Health Corp.
filed 2008-04-29
CIK 1326583

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
SIGNATURES
INDEX TO EXHIBITS
EX-10.48 WEBMD, LLC SUPPLEMENTAL BONUS PROGRAM TRUST AGREEMENT
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO
EX-31.2 SECTION 302, CERTIFICATION OF THE CFO

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The charts below list our directors and executive officers and are followed by biographic information about them and a description of certain corporate governance matters.

Directors

Name	Age	Positions

Mark J. Adler, M.D.(3)(4)	51	Director; Chairman of the Compensation Committee
Neil F. Dimick(1)(2)(4)(5)	58	Director; Chairman of the Nominating Committee; Chairman of the Governance & Compliance Committee
Wayne T. Gattinella(1)	56	Director; Chief Executive Officer and President
Jerome C. Keller	65	Director
James V. Manning(1)(2)(4)	61	Director; Chairman of the Audit Committee
Abdool Rahim Moossa, M.D.(3)(5)(6)	68	Director
Stanley S. Trotman, Jr.(2)(3)(5)(6)	64	Director; Chairman of the Related Parties Committee
Martin J. Wygod(1)	68	Chairman of the Board

(1)	Member of the Executive Committee

(2)	Member of the Audit Committee

(3)	Member of the Compensation Committee

(4)	Member of the Governance & Compliance Committee

(5)	Member of the Nominating Committee

(6)	Member of the Related Parties Committee

For a description of each of the standing committees of the Board of Directors and other corporate governance matters, see “— Corporate Governance” below. Dr. Adler and Messrs. Dimick, Manning and Wygod are also members of the Board of Directors of HLTH which, through its ownership of our Class B Common Stock, owns approximately 83.4% of our total outstanding common stock and approximately 96.2% of the combined voting power of our outstanding common stock as of April 15, 2008.

Executive Officers

Name	Age	Positions

Wayne T. Gattinella	56	Chief Executive Officer and President
Anthony Vuolo	50	Chief Operating Officer
Mark D. Funston	48	Executive Vice President and Chief Financial Officer
Nan-Kirsten Forte	45	Executive Vice President — Consumer Services
Craig Froude	41	Executive Vice President — WebMD Health Services
William Pence	45	Executive Vice President and Chief Technology Officer
Douglas W. Wamsley	49	Executive Vice President, General Counsel and Secretary
Martin J. Wygod	68	Chairman of the Board
Steven Zatz, M.D.	51	Executive Vice President — Professional Services

Mark J. Adler, M.D., has been a member of our Board of Directors since September 2005 and a member of HLTH’s Board of Directors since September 2000. Dr. Adler is an oncologist and has, for more than five years, been CEO and Medical Director of the San Diego Cancer Center and a director of the San Diego Cancer Research Institute. Until April 2006, he had also been, for more than five years, the Chief Executive

Officer of the internal medicine and oncology group of Medical Group of North County, which is based in San Diego, California, and he continues to be a member of that Medical Group. He also serves on the Scientific Advisory Board of Red Abbey Venture Partners, a private investment firm.

Neil F. Dimick has been a member of our Board of Directors since September 2005 and a member of HLTH’s Board of Directors since December 2002. Mr. Dimick served as Executive Vice President and Chief Financial Officer of AmerisourceBergen Corporation, a wholesale distributor of pharmaceuticals, from 2001 to 2002 and as Senior Executive Vice President and Chief Financial Officer and as a director of Bergen Brunswig Corporation, a wholesale distributor of pharmaceuticals, for more than five years prior to its merger in 2001 with AmeriSource Health Corporation to form AmerisourceBergen. He also serves as a member of the Boards of Directors of the following companies: Alliance Imaging Inc., a provider of outsourced diagnostic imaging services to hospitals and other healthcare companies; Global Resources Professionals, an international professional services firm that provides outsourced services to companies on a project basis; Mylan Laboratories, Inc., a pharmaceutical manufacturer; and Thoratec Corporation, a developer of products to treat cardiovascular disease.

Nan-Kirsten Forte has, since July 2005, served as Executive Vice President, Consumer Services of our company. For more than five years prior to that, Ms. Forte served as an Executive Vice President of WebMD, Inc., a subsidiary that HLTH contributed to our company in connection with our initial public offering, where she focused on the consumer portals. From 1997 until its merger with HLTH in November 1999, Ms. Forte was President, Programming and Product Development of Medcast, Greenberg News Networks. Prior to Medcast, she was President of Health of iVillage where she launched iVillage’s first health channel, called “Better Health.” Ms. Forte has been a member of the American Medical Writers Association and the American Medical Illustrators Association.

Craig Froude has served, since July 2005, as Executive Vice President — WebMD Health Services of our company. From October 2002 until July 2005, Mr. Froude served as Senior Vice President and General Manager of our Healthcare Services Group, which conducts our private portals business and which HLTH contributed to our company in connection with our initial public offering. From December 1996 until its acquisition by HLTH in October 2002, Mr. Froude served as Chairman and Chief Executive Officer of WellMed, Inc., a predecessor to our Healthcare Services Group.

Mark D. Funston has served as Executive Vice President and Chief Financial Officer of our company since August 2007 and of HLTH since November 2006. Prior to joining HLTH, Mr. Funston was Interim Chief Financial Officer of Digital Harbor, Inc., a privately held software company, from November 2005. Prior to that, Mr. Funston served as Chief Financial Officer of Group 1 Software, Inc., a publicly traded software company, from 1996 until its acquisition by Pitney Bowes in 2004. From 1989 to 1996, Mr. Funston was Chief Financial Officer of COMSAT RSI, Inc. (formerly Radiation Systems, Inc.), a publicly traded telecommunications manufacturing company acquired by COMSAT Corporation in 1994.

Wayne T. Gattinella has served, since 2005, as Chief Executive Officer and President of our company, and of HLTH’s WebMD segment, and as a member of our Board of Directors. Prior to that, he served as President of HLTH’s WebMD segment from the time he joined the company in 2001. From 2000 to 2001, Mr. Gattinella was Executive Vice President and Chief Marketing Officer for People PC, an Internet services provider. Mr. Gattinella had previously held senior management positions with Merck-Medco (now Medco Health Solutions) and MCI Telecommunications. Mr. Gattinella currently serves on Drexel University’s LeBow College of Business Advisory Board.

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

James V. Manning has been a member of our Board of Directors since September 2005. He has been a member of HLTH’s Board of Directors since September 2000 and, prior to that, was a member of a predecessor company’s Board of Directors for more than five years.

Abdool Rahim Moossa, M.D. has been a member of our Board of Directors since September 2005. He currently serves as the Distinguished Professor of Surgery and Emeritus Chairman, Associate Dean and Special Counsel to the Vice Chancellor for Health Sciences, Director of Tertiary and Quaternary Referral Services for the University of California, San Diego, or UCSD. Prior to that he served as Professor and Chairman, Department of Surgery, UCSD from 1983 to 2003. He also serves as a member of the Board of Directors of U.S. Medical Instruments, Inc., a technology-based medical device manufacturer, and the Foundation for Surgical Education.

William Pence joined WebMD as Executive Vice President and Chief Technology Officer in November 2007. Before joining our company, Dr. Pence had served as Chief Technology Officer and Senior Vice President at Napster since 2003. From 2000 to 2003, Dr. Pence was the Chief Technology Officer for Universal Music Group’s online initiatives and for the pressplay joint venture with Sony. That joint venture later served as the basis for the relaunched Napster service. Previously Dr. Pence spent more than a decade at IBM, where he held various technology management positions in Research as well as in the Software Division, focused on guiding research and development and commercializing technology for IBM product divisions. Dr. Pence received a B.S. degree in Physics from the University of Virginia, and a Ph.D. in Electrical Engineering from Cornell University.

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

Anthony Vuolo became Chief Operating Officer of our company in July 2007. From May 2005 until August 2007, Mr. Vuolo served as Executive Vice President and Chief Financial Officer of our company. Mr. Vuolo served as Executive Vice President, Business Development of HLTH from May 2003 until July 2005. From September 2000 to May 2003, Mr. Vuolo was Executive Vice President and Chief Financial Officer of HLTH. Prior to that, Mr. Vuolo served in senior management positions at HLTH and its predecessors for more than five years.

Douglas W. Wamsley has, since July 2005, served as Executive Vice President, General Counsel and Secretary of our company. From September 2001 until July 2005, Mr. Wamsley served as Senior Vice President — Legal of HLTH, focusing on its WebMD segment. Prior to joining HLTH, Mr. Wamsley served as Executive Vice President and General Counsel of Medical Logistics, Inc. from February 2000 through July 2001.

Martin J. Wygod has, since May 2005, served as Chairman of the Board of our company. In addition, he has served as HLTH’s Acting Chief Executive Officer since February 2008, as HLTH’s Chairman of the Board since March 2001 and as a member of the Board of Directors of HLTH since September 2000. From October 2000 until May 2003, he also served as HLTH’s Chief Executive Officer and, from September 2000 until October 2000, also served as Co-CEO of HLTH. He is also engaged in the business of racing, boarding and breeding thoroughbred horses, and is President of River Edge Farm, Inc.

Steven Zatz, M.D. has, since July 2005, served as Executive Vice President, Professional Services of our company. From October 2000 to July 2005, Dr. Zatz has served as an Executive Vice President of WebMD, Inc., a subsidiary that HLTH contributed to our company in connection with our initial public offering, where he focused on the physician portals, and also served as an Executive Vice President of HLTH. Dr. Zatz was Senior Vice President, Medical Director of CareInsite, Inc. from June 1999 until its acquisition by HLTH in September 2000. Prior to joining CareInsite, Dr. Zatz was senior vice president of RR Donnelly Financial in charge of its healthcare business from October 1998 to May 1999. From August 1995 to May 1998, Dr. Zatz was President of Physicians’ Online, an online portal for physicians.

No family relationship exists among any of our directors or executive officers. No arrangement or understanding exists between any director or executive officer of WebMD and any other person pursuant to which any of them were selected as a director or executive officer; provided, however, that HLTH has the ability to cause the election or removal of our entire Board of Directors. See “Corporate Governance — Control by HLTH” below. Under the terms of the HLTH Merger Agreement, it is contemplated that the members of the Board of Directors of HLTH who are not currently members of our Board will join our Board upon the closing of the HLTH Merger.

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

Corporate Governance

Control by HLTH.  HLTH, as a result of its ownership of approximately 96% of the total voting power of our outstanding common stock, has the ability to cause the election or removal of our entire Board of Directors, to determine matters submitted to a vote of our stockholders without the consent of our other stockholders, and to exercise a controlling influence over our business and affairs.

Board of Directors.  Our Board of Directors has eight members. Two of the members are also members of management and executive officers of WebMD: Mr. Gattinella, our Chief Executive Officer; and Mr. Wygod, Chairman of the Board. Six of the members are non-employee directors: Drs. Adler and Moossa and Messrs. Dimick, Keller, Manning and Trotman. Our Board of Directors has determined that each of the non-employee directors is also an independent director under applicable SEC rules and Nasdaq Global Select Market listing standards. See “Director Independence” in Item 13 below. The non-employee directors meet regularly in private sessions with the Chairman of the Board and also meet regularly without any employee directors or other WebMD employees present. For information regarding the compensation of our non-employee directors, see “Non-Employee Director Compensation” below.

Our Board of Directors is divided into three classes, two of which currently have three directors and one of which currently has two directors. At each Annual Meeting, the term of one of the classes of directors expires and WebMD stockholders vote to elect nominees for the directorships in that class for a new three-year term. The terms of Messrs. Keller and Wygod will expire at our Annual Meeting in 2008; the terms of Dr. Adler and Messrs. Dimick and Manning will expire at our Annual Meeting in 2009; and the terms of Messrs. Gattinella and Trotman and Dr. Moossa will expire at our Annual Meeting of Stockholders in 2010.

Our Board of Directors met seven times in 2007. During 2007, each of our directors attended 75% or more of the meetings held by our Board and the Board committees on which he served. In addition to meetings, our Board and its committees reviewed and acted upon matters by unanimous written consent. WebMD’s Board of Directors encourages its members to attend our Annual Meetings of Stockholders. All but one of our directors attended our 2007 Annual Meeting.

Our Board of Directors currently has six standing committees: an Executive Committee, a Compensation Committee, an Audit Committee, a Governance & Compliance Committee, a Nominating Committee, and a Related Parties Committee. The Compensation Committee, the Audit Committee, the Governance &

Compliance Committee, the Nominating Committee and the Related Parties Committee each has the authority to retain such outside advisors as it may determine to be appropriate.

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

Committees of the Board of Directors.  This section describes the roles of each of the Committees of our Board in the corporate governance of our company. With respect to certain committees, including the Audit Committee, the Compensation Committee and the Nominating Committee, a portion of their responsibilities are specified by SEC rules and Nasdaq listing standards. These Committees work with their counterparts at HLTH where their responsibilities overlap or where they otherwise believe it is appropriate to do so. To assist in that coordination of responsibilities, the Chairpersons of our Audit Committee, Compensation Committee Governance & Compliance Committee and Nominating Committee are the same persons who hold those positions on those committees of the HLTH Board.

Executive Committee.  The Executive Committee, which did not meet during 2007, is currently comprised of Messrs. Dimick, Gattinella, Manning, and Wygod. The Executive Committee has the power to exercise, to the fullest extent permitted by law, the powers of the entire Board.

Audit Committee.  The Audit Committee, which met nine times during 2007, is currently comprised of Messrs. Dimick, Manning and Trotman; Mr. Manning is its Chairman. Each of the members of the Audit Committee meets the standards of independence applicable to audit committee members under applicable SEC rules and Nasdaq Global Select Market listing standards and is financially literate, as required under applicable Nasdaq Global Select Market listing standards. In addition, the Board of Directors of WebMD has determined that Messrs. Dimick and Manning qualify as “audit committee financial experts,” as that term is used in applicable SEC regulations implementing Section 407 of the Sarbanes-Oxley Act of 2002. The determination with respect to Mr. Dimick was based on his training and experience as a certified public accountant, including as a partner of a major accounting firm, and based on his service as a senior executive and chief financial officer of a public company. The determination with respect to Mr. Manning was based on his training and experience as a certified public accountant, including as a partner of a major accounting firm, and based on his service as a senior executive and chief financial officer of public companies. The Audit Committee is responsible for, among other things:

•	retaining and overseeing the registered public accounting firm that serves as our independent auditor and evaluating their performance and independence;

•	reviewing our annual audit plan with WebMD’s management and registered public accounting firm;

•	pre-approving any permitted non-audit services provided by our registered public accounting firm;

•	approving the fees to be paid to our registered public accounting firm;

•	reviewing the adequacy and effectiveness of our internal controls with WebMD’s management, internal auditors and registered public accounting firm;

•	reviewing and discussing the annual audited financial statements and the interim unaudited financial statements with WebMD’s management and registered public accounting firm;

•	approving our internal audit plan and reviewing reports of our internal auditors;

•	determining whether to approve related party transactions (other than transactions with HLTH, approval of which has been delegated to the Related Parties Committee, as described below); and

•	overseeing the administration of WebMD’s Code of Business Conduct.

The Audit Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Audit Committee. A copy of the Audit Committee Charter, as amended through July 26, 2007, was included as Annex A to the Proxy Statement for our 2007 Annual Meeting. A copy of the joint HLTH and WebMD Code of Business Conduct, as amended, was filed as Exhibit 14.1 to the Current Report on Form 8-K that HLTH filed on February 9, 2006 and was incorporated by reference as Exhibit 14.1 to this Annual Report. The Code of Business Conduct applies to all directors and employees of HLTH and its subsidiaries, including WebMD. Any waiver of applicable requirements in the Code of Business Conduct that is granted to any of our directors, to our principal executive officer, to any of our senior financial officers (including our principal financial officer, principal accounting officer or controller) or to any other person who is an executive officer of WebMD requires the approval of the Audit Committee and waivers will be disclosed on our corporate Web site, www.wbmd.com, in the “Investor Relations” section, or in a Current Report on Form 8-K.

Compensation Committee.  The Compensation Committee, which met six times during 2007, is currently comprised of Dr. Adler, Dr. Moossa and Mr. Trotman; Dr. Adler is its Chairman. Each of these directors is a non-employee director within the meaning of the rules promulgated under Section 16 of the Securities Exchange Act, an outside director within the meaning of Section 162(m) of the Internal Revenue Code, and an independent director under applicable Nasdaq Global Select Market listing standards. The responsibilities delegated by the Board to the Compensation Committee include:

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

The Compensation Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Compensation Committee. A copy of the Compensation Committee Charter, as amended through July 26, 2007, was included as Annex B to the Proxy Statement for our 2007 Annual Meeting. For additional information regarding our Compensation Committee and its oversight of executive compensation, see “Executive Compensation — Compensation Discussion and Analysis” in Item 11 below.

Nominating Committee.  The Nominating Committee, which met once during 2007, is currently comprised of Dr. Moossa and Messrs. Dimick and Trotman; Mr. Dimick is its Chairman. Each of these directors is an independent director under applicable Nasdaq Global Select Market listing standards. The responsibilities delegated by the Board to the Nominating Committee include:

•	identifying individuals qualified to become Board members;

•	recommending to the Board the director nominees for each Annual Meeting of Stockholders; and

•	recommending to the Board candidates for filling vacancies that may occur between Annual Meetings.

The Nominating Committee operates pursuant to a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Nominating Committee. A copy of the Nominating Committee Charter, as amended through July 26, 2007, was included as Annex C to the Proxy

Statement for our 2007 Annual Meeting. The Nominating Committee has not adopted specific objective requirements for service on the WebMD Board. Instead, the Nominating Committee intends to consider various factors in determining whether to recommend to the Board potential new Board members, or the continued service of existing members, including:

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

Governance & Compliance Committee.  The Governance & Compliance Committee, which met twice during 2007, is currently comprised of Dr. Adler and Messrs. Dimick and Manning; Mr. Dimick is its Chairman. The responsibilities delegated by the Board to the Governance & Compliance Committee include:

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

The Governance & Compliance Committee operates pursuant to a written charter adopted by the Board of Directors. A copy of the Governance & Compliance Committee Charter, as amended through July 26, 2007, was included as Annex D to the Proxy Statement for our 2007 Annual Meeting. Pursuant to that Charter, the membership of the Governance & Compliance Committee consists of the Chairpersons of the Nominating, Audit and Compensation Committees and the Chairperson of the Nominating Committee serves as the

Chairperson of the Governance & Compliance Committee, unless otherwise determined by the Governance & Compliance Committee.

Related Parties Committee.  The Related Parties Committee, which met once during 2007, is currently comprised of Dr. Moossa and Mr. Trotman; Mr. Trotman is its Chairman. Each of the members of the Related Parties Committee is an independent director and neither of its members serves as a director of HLTH. The responsibilities delegated by the Board to the Related Parties Committee include:

•	oversight of transactions between WebMD and HLTH; and

•	oversight of other matters in which the interests of WebMD and HLTH conflict or may potentially conflict.

As described below under “— Special Committee,” the Board formed a special committee with authority and responsibilities relating to the HLTH Merger.

Special Committee.  In October 2007, the WebMD Board formed a special committee (which we refer to as the Special Committee), consisting of Stanley S. Trotman, Jr. and Jerome C. Keller (two non-management members of the WebMD Board who do not serve on HLTH’s Board of Directors), to evaluate the HLTH Merger and negotiate with HLTH regarding its terms. In February 2008, HLTH and WebMD entered into a merger agreement with respect to the HLTH Merger. Amendments to or waivers of certain of the terms of that merger agreement would require approval of the Special Committee.

Non-Employee Director Compensation

Introduction.  This section of our Annual Report describes the compensation paid by WebMD during 2007 to the members of our Board of Directors who are not also WebMD or HLTH employees. We refer to these individuals as Non-Employee Directors. The Compensation Committee of the WebMD Board is authorized to determine the compensation of the Non-Employee Directors.

As described below, WebMD paid three types of compensation to Non-Employee Directors in 2007 for their Board and Board Committee service:

•	annual fees paid in the form of shares of WebMD Class A Common Stock;

•	a grant of non-qualified options to purchase WebMD Class A Common Stock; and

•	cash fees paid to two of the Non-Employee Directors for serving on the Special Committee (see “Corporate Governance — Committees of the Board of Directors — Special Committee” above).

None of the Non-Employee Directors received any other compensation from WebMD during 2007 and none of them provided any services to WebMD during 2007, except their service as a director. WebMD does not offer any deferred compensation plans or retirement plans to its Non-Employee Directors.

2007 Director Compensation Table.  This table provides information regarding the value of the compensation of the Non-Employee Directors for 2007, as calculated in accordance with applicable SEC regulations. This table should be read together with the additional information under the headings “— Annual Fees” and “— Option Grants” below.

	(b)	(c)	(d)
	Stock	Option	Cash Fees for Special	(e)
(a)	Awards	Awards	Committee Service	Total
Name	($)(1)	($)(2)(3)	($)(4)	($)

Mark J. Adler, M.D.(5)	65,894	134,519	—	200,413
Neil F. Dimick(5)	90,894	134,519	—	225,413
Jerry C. Keller	48,394	134,519	50,000	232,913
James V. Manning(5)	83,394	134,519	—	217,913
A. R. Moossa, M.D.	68,394	134,519	—	202,913
Stanley S. Trotman, Jr.	93,394	134,519	70,000	297,913

(1)	On September 28, 2007 (the anniversary of WebMD’s initial public offering), WebMD issued shares of WebMD Class A Common Stock to its Non-Employee Directors in payment for annual fees for service on the WebMD Board and its standing committees. These shares are not subject to vesting requirements or forfeiture. For each Non-Employee Director, the number of shares to be issued was determined by dividing the aggregate dollar amount of the fees payable to such Non-Employee Director (see “Annual Fees” below) by $52.10, the closing price of WebMD Class A Common Stock on the Nasdaq Global Select Market on September 28, 2007 (with cash paid in lieu of issuing fractional shares). Dr. Adler received 911 shares of WebMD Class A Common Stock; Mr. Dimick received 1,391 shares; Mr. Keller received 575 shares; Mr. Manning received 1,247 shares; Dr. Moossa received 959 shares; and Mr. Trotman received 1,439 shares. In addition, this column includes $18,394 for each individual, which reflects the aggregate dollar amounts recognized by WebMD in 2007 for income statement reporting purposes under SFAS No. 123R (based on the methodology and assumptions referred to in Footnote 2 below), for grants of WebMD Restricted Stock made to these directors at the time of our initial public offering. That amount reflects our accounting expense for these WebMD Restricted Stock awards, not amounts realized by our Non-Employee Directors. The actual amounts, if any, ultimately realized by our Non-Employee Directors from WebMD Restricted Stock will depend on the price of our Class A Common Stock at the time the WebMD Restricted Stock vests.

(2)	The amounts reported in Column (c) above reflect the aggregate dollar amounts recognized by WebMD in 2007 for stock option awards for income statement reporting purposes under Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payments” (disregarding any estimate of forfeitures related to service-based vesting conditions). See Note 13 (Stock-Based Compensation Plans) to the Consolidated Financial Statements included in this Annual Report for an explanation of the methodology and assumptions used in determining the fair value of stock option awards granted. The amounts reported in Column (c) reflect our accounting expense for these stock option awards, not amounts realized by our Non-Employee Directors. The actual amounts, if any, ultimately realized by our Non-Employee Directors from WebMD stock options will depend on the price of our Class A Common Stock at the time they exercise vested stock options.

(3)	Under WebMD’s Amended and Restated 2005 Long-Term Incentive Plan (which we refer to as the 2005 Plan), each Non-Employee Director of WebMD automatically receives a non-qualified option to purchase 13,200 shares of WebMD Class A Common Stock on each January 1, with an exercise price equal to the closing price on the last trading date of the prior year. The grants made on January 1, 2007 each had an exercise price of $40.02 per share and each had a total grant date fair value equal to $227,555, based on the methodology and assumptions referred to in Footnote 2 above. The following lists the total number of shares of WebMD Class A Common Stock subject to outstanding unexercised option awards held by each of our Non-Employee Directors as of December 31, 2007 and the weighted average exercise price of those options:

	Number of Shares Subject	Weighted Average
Name	to Outstanding Options	Exercise Price

Mark J. Adler, M.D.	39,600	$28.86
Neil F. Dimick	39,600	$28.86
Jerry C. Keller	39,600	$28.86
James V. Manning	39,600	$28.86
A.R. Moossa, M.D.	39,600	$28.86
Stanley S. Trotman, Jr.	39,600	$28.86

See “— Option Grants” below for additional information.

(4)	The amounts in Column (d) reflect fees for service on the Special Committee. See “Corporate Governance — Committees of the Board of Directors — Special Committee” above.

(5)	These three Non-Employee Directors of WebMD are also non-employee directors of HLTH, for which they received compensation from HLTH. For information regarding the compensation they received from HLTH, see below under “Compensation for Service on HLTH Board.”

Annual Fees

Overview.  For each of the Non-Employee Directors, the amount set forth in Column (b) of the 2007 Director Compensation Table represents the sum of the value of shares issued to pay the following amounts, each of which is described below:

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

Service on Standing Committees.  We pay annual fees for service on some of the standing committees of our Board, as well as an additional fee to the Chairperson of each of those Committees, in the following amounts, payable in WebMD Class A Common Stock:

Type of Service	Annual Fee

Membership on Audit Committee (Messrs. Dimick, Manning and Trotman)	$15,000
Membership on Compensation Committee (Dr. Adler, Dr. Moossa and Mr. Trotman) or Nominating Committee (Messrs. Dimick and Trotman and Dr. Moossa)	$5,000
Membership on Governance & Compliance Committee (Dr. Adler and Messrs. Dimick and Manning) or Related Parties Committee (Dr. Moossa and Mr. Trotman)	$10,000
Chairperson of Compensation Committee (Dr. Adler) or Nominating Committee (Mr. Dimick)	$2,500
Chairperson of Audit Committee (Mr. Manning) or Governance & Compliance Committee (Mr. Dimick)	$10,000

The amounts of the fees payable to Non-Employee Directors for service on our Board and its standing Committees are determined by the Compensation Committee and may be changed by it from time to time. The Compensation Committee also has discretion to determine whether such compensation is paid in cash, in WebMD Class A Common Stock or some other form of compensation.

Service on Other Committees.  Our Non-Employee Directors may also receive additional fees for service on committees established by the Board for specific purposes. Those fees will generally be paid in cash on a quarterly basis for the period that the committee exists and may be set by the Board, the Compensation Committee or the committee itself. One such committee existed during 2007 and it is described under “Corporate Governance — Committees of the Board of Directors — Special Committee” above and the fees payable to its members are listed in column (d) of the 2007 Director Compensation Table above. The amount of those fees was determined by the Compensation Committee of our Board.

Option Grants

Annual Stock Option Grants.  On January 1 of each year, each Non-Employee Director receives a non-qualified option to purchase 13,200 shares of WebMD Class A Common Stock pursuant to automatic annual grants of stock options under our 2005 Plan. The annual stock option awards are granted with a per-share exercise price equal to the fair market value of a share of WebMD Class A Common Stock on the grant date. For these purposes, and in accordance with the terms of the 2005 Plan and WebMD’s equity award grant practices, the fair market value is equal to the closing price of a share of WebMD Class A Common Stock on the Nasdaq Global Select Market on the last trading day of the prior year. The vesting schedule for each automatic annual grant is as follows: 25% of the underlying shares on each of the first through fourth anniversaries of the date of grant (full vesting on the fourth anniversary of the date of the grant). Each of our Non-Employee Directors received automatic annual grants of options to purchase 13,200 shares of WebMD Class A Common Stock on January 1, 2008 (with an exercise price of $41.07 per share) and January 1, 2007 (with an exercise price of $40.02 per share). The options granted to Non-Employee Directors do not include any dividend or dividend equivalent rights. Each such option will expire, to the extent not previously exercised, ten years after the date of grant or earlier if their service as a director ends.

Under the 2005 Plan, outstanding unvested options held by Non-Employee Directors vest and become fully exercisable: (a) upon the Non-Employee Director’s death or termination of service as a result of disability; and (b) upon a “Change in Control” of WebMD. Those options, and any others that had previously vested, will then continue to be exercisable or lapse in accordance with the other provisions of the 2005 Plan and the award agreement. For purposes of the 2005 Plan, a Change in Control generally includes (i) a change in the majority of the Board of Directors of WebMD without the consent of the incumbent directors, (ii) any person or entity becoming the beneficial owner of 50% or more of the voting shares of WebMD, (iii) consummation of a reorganization, merger or similar transaction as a result of which WebMD’s stockholders prior to the consummation of the transaction no longer represent 50% of the voting power; and (iv) consummation of a sale of all or substantially all of WebMD’s assets; provided that no public offering nor any split-off, spin-off, stock dividend or similar transaction as a result of which the voting securities of WebMD are distributed to HLTH’s stockholders will constitute a Change in Control of WebMD. The HLTH Merger does not constitute a Change in Control under the 2005 Plan.

Discretionary Grants.  Our Non-Employee Directors may receive discretionary grants of stock options under the 2005 Plan. No discretionary grants were made in 2007.

Compensation for Service on HLTH Board.  Dr. Adler and Messrs. Dimick and Manning serve as non-employee directors of HLTH and receive compensation from HLTH for their service. The Compensation Committee of the HLTH Board is authorized to determine the compensation of HLTH’s non-employee directors.

The WebMD directors serving on the HLTH Board received two types of compensation from HLTH for their Board and Board Committee service: (1) cash fees and (2) a grant of options to purchase HLTH Common Stock. None of HLTH’s non-employee directors received any other compensation from HLTH during 2007 and none of them provided any services to HLTH during 2007, except their service as a director. HLTH does not offer any deferred compensation plans or retirement plans to its non-employee directors.

This table provides information regarding the value of the compensation from HLTH to the individuals listed for 2007, as calculated in accordance with applicable SEC regulations.

	(b)
	Fees Earned or	(c)	(d)
(a)	Paid in Cash	Option Awards	Total
Name	($)(1)	($)(2)(3)	($)

Mark J. Adler, M.D.	77,500	54,996	132,496
Neil F. Dimick	57,500	54,996	112,496
James V. Manning	95,000	54,996	149,996

(1)	The dollar amounts of the fees payable for HLTH Board service and for service on standing Committees of the HLTH Board are the same as those applicable to the WebMD Board and its standing Committees (expressed in dollars), as described above. The amounts in Column (b) also include, with respect to Dr. Adler and Mr. Manning, $30,000 for their service in 2007 as members of a special committee of the HLTH Board to oversee matters relating to the investigations described in “Legal Proceedings — Department of Justice and SEC Investigations of HLTH” in Note 12 to the Consolidated Financial Statements included in this Annual Report.

(2)	The amounts reported in Column (c) above reflect the aggregate dollar amounts recognized by HLTH in 2007 for stock option awards for income statement reporting purposes under SFAS No. 123R, “Share-based Payments” (disregarding any estimate of forfeitures related to service-based vesting conditions). See Note 13 (Stock-Based Compensation Plans) to the Consolidated Financial Statements included in HLTH’s Annual Report on Form 10-K for the year ended December 31, 2007 for an explanation of the methodology and assumptions used in determining the fair value of stock option awards granted. The amounts reported in Column (c) reflect HLTH’s accounting expense for these stock option awards, not amounts realized by the individuals listed in the table. The actual amounts, if any, ultimately realized by these individuals from HLTH stock options will depend on the price of HLTH Common Stock at the time they exercise vested stock options.

(3)	Under HLTH’s 2000 Long-Term Incentive Plan (which we refer to as the HLTH 2000 Plan), each Non-Employee Director of HLTH automatically receives, on each January 1, a non-qualified option to purchase 20,000 shares of HLTH Common Stock with an exercise price equal to the closing price on the last trading date of the prior year. The grants made on January 1, 2007 each had an exercise price of $12.39 per share and each had a total grant date fair value equal to $77,774, based on the methodology and assumptions referred to in Footnote 2 above. The following lists the total number of shares of HLTH Common Stock subject to outstanding unexercised option awards held by the listed individuals as of December 31, 2007 and the weighted average exercise price of those options:

	Number of Shares Subject	Weighted Average
Name	to Outstanding Options	Exercise Price

Mark J. Adler, M.D.	236,000	$10.16
Neil F. Dimick	57,916	$9.82
James V. Manning	248,000	$8.89

Item 11.	Executive Compensation

Overview

This section of our Annual Report contains information regarding our compensation programs and policies and, in particular, their application to a specific group of individuals that we refer to as our Named Executive Officers. Under applicable SEC rules, our Named Executive Officers for this Annual Report consist of our Chief Executive Officer, our Chief Financial Officer and the three other executive officers of WebMD who received the most compensation for 2007. This section is organized as follows:

•	2007 Report of the Compensation Committee. This section contains a report of the Compensation Committee of our Board of Directors regarding the “Compensation Discussion and Analysis” section described below. The material in the 2007 Report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that WebMD specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

•	Compensation Committee Interlocks and Insider Participation. This section contains information regarding certain types of relationships involving our Compensation Committee members.

•	Compensation Discussion and Analysis. This section contains a description of the specific types of compensation we pay, a discussion of our compensation policies, information regarding how those policies were applied to the compensation of our Named Executive Officers for 2007 and other information that we believe may be useful to investors regarding compensation of our Named Executive Officers and other employees.

•	Executive Compensation Tables. This section provides information, in tabular formats specified in applicable SEC rules, regarding the amounts or value of various types of compensation paid to our Named Executive Officers and related information.

•	Potential Payments and Other Benefits Upon Termination or Change in Control. This section provides information regarding amounts that could become payable to our Named Executive Officers following specified events.

•	Employment Agreements with Named Executive Officers. This section contains summaries of the employment agreements between our Named Executive Officers and WebMD, HLTH or their subsidiaries. We refer to these summaries in various other places in this Executive Compensation section.

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

2007 Report of the Compensation Committee

The Compensation Committee of our Board of Directors provides oversight of WebMD’s compensation programs and makes specific compensation decisions regarding compensation of the Named Executive Officers and WebMD’s other executive officers. Set out below is the Compensation Discussion and Analysis section of this Annual Report. That section contains a discussion of WebMD’s executive compensation programs and policies and their application by the Compensation Committee in 2007 to the Named Executive Officers. The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis. Based upon this review and our discussions, the

Compensation Committee has recommended to our Board of Directors that the Compensation Discussion and Analysis section be included in this Annual Report on Form 10-K.

Mark J. Adler, M.D. (Chairperson)
A. R. Moossa, M.D.
Stanley S. Trotman, Jr.

Compensation Committee Interlocks and Insider Participation

Each of the Compensation Committee members whose name appears under the Compensation Committee Report was a Committee member for all of 2007. No current member of the Compensation Committee is a current or former executive officer or employee of WebMD or had any relationships in 2007 requiring disclosure by WebMD under the SEC’s rules requiring disclosure of certain relationships and related-party transactions.

None of WebMD’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the Compensation Committee of the WebMD Board or the Compensation Committee of the HLTH Board during 2007.

Compensation Discussion and Analysis

This section contains a description of the specific types of compensation we pay, a discussion of our compensation policies, information regarding how the compensation of our Named Executive Officers for 2007 was determined under those policies and other information that we believe may be useful to investors regarding compensation of our Named Executive Officers and other employees.

Overview of Types of Compensation Used by WebMD.  The compensation of our Named Executive Officers consists primarily of the following:

•	cash salary;

•	an annual cash bonus, the amount of which was determined, for 2007, by the Compensation Committee in its discretion;

•	grants of options to purchase shares of WebMD Class A Common Stock, subject to vesting based on continued employment, with an exercise price that is equal to the fair market value of WebMD Class A Common Stock on the grant date (and, in some cases, options to purchase shares of HLTH Common Stock, with an exercise price that is equal to the fair market value of HLTH Common Stock on the grant date); and

•	grants of shares of WebMD Restricted Stock, subject to vesting based on continued employment (and, in some cases, grants of shares of HLTH Restricted Stock, subject to vesting based on continued employment).

In addition, the Compensation Committee may authorize payment of special bonuses to provide recognition for specific accomplishments or at the time of a promotion, if determined by the Compensation Committee to be appropriate and in amounts determined by the Compensation Committee in its discretion.

A discussion of each of the above types of compensation used in 2007 follows under the heading “— Use of Specific Types of Compensation in 2007.” The compensation of our other executives generally consists of the same types, with the specific amounts determined by our Chief Executive Officer and other members of our senior management.

In determining the forms of compensation to be used by WebMD, the Compensation Committee considers various factors, including the effectiveness of the incentives provided, tax and accounting considerations, the compensation practices of other companies and the expectations of our employees and our investors. In addition, the Compensation Committee believes that it is important that compensation be understood by the employees who receive it and by our company’s investors. The Compensation Committee believes that our compensation programs, including the types of stock options and restricted stock that we use, are effective forms of compensation and well understood. We have not offered any deferred compensation plans to our executive officers or to our other employees. We have also not offered any retirement plans to our executive officers, other than the HLTH 401(k) Savings and Employee Stock Ownership Plan (which we refer to as the HLTH 401(k) Plan), which is generally available to our employees. Subject to the terms of the HLTH 401(k) Plan, HLTH matches, in cash, 25% of amounts contributed to that Plan by each Plan participant, up to 6% of eligible pay. The matching contribution made by HLTH is subject to vesting, based on continued employment, with 50% scheduled to vest on each of the first and second anniversaries of an employee’s date of hire (with employees vesting immediately in any matching contribution made after the second anniversary). WebMD reimburses HLTH for payments it makes under the 401(k) plan with respect to WebMD employees. Ms. Forte and Messrs. Funston and Gattinella are the Named Executive Officers who chose to participate in the HLTH 401(k) Plan in 2007.

The compensation of Messrs. Funston and Wygod is paid by HLTH and determined by the Compensation Committee of HLTH’s Board of Directors, other than any awards of WebMD Restricted Stock and options to purchase WebMD Class A Common Stock, which are determined by our Compensation Committee. In 2007, WebMD did not make any such awards to either Mr. Funston or Mr. Wygod.

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

The Compensation Committee has not retained outside consultants to assist it in implementing these policies or making specific decisions relating to executive compensation. The Compensation Committee does, from time to time, review general information regarding the compensation practices of other companies, including some that are likely to compete with WebMD for the services of our executives and employees and that information is a factor used by the Committee in its decisions and in its general oversight of compensation practices at WebMD. However, the Compensation Committee does not use that information to generate specific compensation amounts or targets and does not seek to create an objective standard for WebMD compensation based on what other companies have done. Instead, in each compensation decision, the Committee exercises its business judgment regarding the appropriateness of types and amounts of compensation in light of the value to WebMD of specific individuals. With respect to 2007 compensation, the Compensation Committee took into account recommendations made by the Chairman of the Board and the Chief Executive Officer of WebMD with respect to determinations of the types and amounts of compensation to be paid to the other executive officers and also discussed with the Chairman of the Board and the Chief Executive Officer the types and amounts such individuals believed would be appropriate to pay each of them in light of the amounts being recommended for the other executive officers and amounts being paid to other WebMD executives.

WebMD’s senior management generally applies a similar philosophy and similar policies to determine the compensation of officers and managers who are not executive officers and reports to the Compensation Committee regarding these matters.

Prior to the formation of WebMD’s Compensation Committee in connection with our initial public offering, the HLTH Compensation Committee was responsible for determining the compensation of our executive officers. The Compensation Committees of the HLTH and WebMD Boards have similar compensation philosophies and policies and continue to coordinate their decision-making to the extent they believe appropriate, including by having Mark J. Adler, M.D. serve as Chairman of both Compensation Committees. Decisions regarding the cash compensation of Messrs. Funston and Wygod were made by the HLTH Compensation Committee and that compensation was paid by HLTH.

Use of Specific Types of Compensation in 2007.

Base Salary.  The Compensation Committee (or, in the case of Messrs. Funston and Wygod, the HLTH Compensation Committee) reviews the base salaries of our executive officers from time to time, but expects to make few changes in those salaries except upon a change in position. In 2007, no changes were made to the salaries of any of our Named Executive Officers. In general, it is the Compensation Committee’s view that increases in the cash compensation of our executive officers should be performance-based and achieved through the bonus-setting process, rather than through an increase in base salary. However, the Compensation Committee considers various factors when it contemplates an adjustment to base salary, including: company performance, the executive’s individual performance, scope of responsibility and changes in that scope (including as a result of promotions), tenure, prior experience and market practice. WebMD’s senior management considers similar factors in determining whether to make adjustments to salaries of other employees, and such changes are made more frequently.

Annual Cash Bonuses.  WebMD executives have the opportunity to earn annual cash bonuses. However, WebMD’s Named Executive Officers (and its other executive officers) do not participate in a formal annual bonus plan and the Compensation Committee did not set quantitative performance targets, in advance, for use in determining bonus amounts for executive officers for 2007. After the end of 2007, the Compensation Committee determined such amounts based on its subjective assessment of the performance of WebMD in 2007, taking into consideration its views regarding the extent to which financial and operational goals discussed by management and the Board at various times during 2007 were achieved. The Compensation Committee believes that, for WebMD at this time, a flexible annual bonus process is a more appropriate one for motivating WebMD’s executive officers than setting quantitative targets in advance because it allows the Compensation Committee to consider, in its bonus determinations:

•	goals of any type set by the Board and communicated to senior management at any point in the year;

•	the effects of acquisitions and dispositions of businesses made during the year; and

•	the effects of unexpected events and changes in WebMD’s businesses during the year.

The Compensation Committee may, at some point in the future, determine that it will use quantitative targets set in advance in determining executive officer bonuses. In addition, in some years, bonus awards for some of our executive officers (particularly newly-hired executive officers) may be dictated by the terms of the executive’s employment agreement, providing for payment of a specified bonus amount or an amount within a specific range with respect to a specific employment period. No such requirements applied with respect to our Named Executive Officers for 2007.

While the Compensation Committee does not set quantitative performance targets in advance, it does set individual target bonus opportunities, as a percentage of base salary, for each Named Executive Officer. In some cases, these percentages are reflected in the employment agreement for the Named Executive Officer approved by the Compensation Committee. The higher the target percentage of an individual’s salary that the annual bonus opportunity represents, the greater the percentage of total annual cash compensation that is not guaranteed for that individual. Generally, the target percentage (and therefore the percentage of annual compensation that is not guaranteed) increases with the level and scope of responsibility of the executive, as does salary. The target bonus opportunities for the Named Executive Officers for 2007 are set forth in the following table:

				Target
				Annual
			Target	Bonus
			Annual	Amount as
Named		Annual	Bonus	a Percent
Executive Officer	Title	Salary	Opportunity	of Salary

Wayne T. Gattinella	Chief Executive Officer and President	$560,000	$560,000	100%
Anthony Vuolo	Chief Operating Officer	$450,000	$450,000	100%
Mark D. Funston	Executive Vice President and Chief Financial Officer	$375,000	$187,000	50%
Nan-Kirsten Forte	Executive Vice President, Consumer Services	$352,000	$123,400	35%
Martin J. Wygod	Chairman of the Board	$975,000	$975,000	100%

However, the Compensation Committee (or, in the case of Messrs. Funston and Wygod, the HLTH Compensation Committee) retained discretion in 2007 regarding the actual annual bonus amounts to be paid, which could be less than, equal to or more than the target bonus opportunity. The following table lists: (a) for 2006, the amount of the annual cash bonuses paid to the Named Executive Officers and the percentage this represented of the person’s target bonus opportunity; and (b) for 2007, the sum of the annual cash bonuses and the SBP Awards (described further below), and the percentage this sum represented of the target bonus opportunity:

Named		Sum of 2007 Annual Bonus and SBP Award		2006 Annual Bonus
Executive Officer	Title	Amount	% of Target	Amount	% of Target

Wayne T. Gattinella	CEO and President, WebMD	$270,000	48%	$340,000	61%
Anthony Vuolo	Chief Operating Officer	$250,000	56%	$250,000	56%
Mark D. Funston	Executive Vice President and Chief Financial Officer	$100,000	53%	$35,000	n/a
Nan-Kirsten Forte	Executive Vice President, Consumer Services	$80,000	65%	$110,000	89%
Martin J. Wygod	Chairman of the Board	$520,000	53%	$780,000	80%

For 2007, there were two separate bonus amounts for each of Messrs. Gattinella and Vuolo and Ms. Forte: (1) a cash bonus paid in March 2008 ($135,000 for Mr. Gattinella, $125,000 for Mr. Vuolo and $40,000 for Ms. Forte) and (2) an award under the Supplemental Bonus Program (SBP) described below ($135,000 for Mr. Gattinella, $125,000 for Mr. Vuolo and $40,000 for Ms. Forte). In making comparisons to 2006 bonuses, the Compensation Committee considered the total of these two amounts.

For 2007, the Compensation Committee primarily considered WebMD’s financial performance in setting annual bonuses for its executive officers, including the Named Executive Officers. However, the Compensation Committee did not attempt to tie the amounts of the 2007 annual bonuses for the executive officers to any specific measures and, instead, based its bonus determinations on its subjective view of our company’s results. In addition, the Compensation Committee did not focus on making individualized determinations of each Named Executive Officer’s specific contributions for 2007 and instead relied primarily on its evaluation of the management team as a whole, as reflected in the financial results. Accordingly, differences in the amounts of 2007 bonuses among the Named Executive Officers result primarily from differences in their level of responsibility with the company. Because WebMD’s financial performance in 2007 did not fully achieve expectations, including publicly disclosed guidance issued by management, the Compensation Committee set bonus amounts at lower levels than in 2006. For Mr. Gattinella, the total of his 2007 annual bonus and his SBP Award was approximately 20% lower than his 2006 annual bonus. For Ms. Forte, the total of her 2007 annual bonus and her SBP Award was approximately 25% lower than her 2006 annual bonus. Because Mr. Vuolo became Chief Operating Officer during 2007 at the request of the WebMD Board and because his 2006 annual bonus represented a lower percentage of his target annual bonus amount than either Mr. Gattinella or Ms. Forte, the total of his 2007 annual bonus and his SBP Award was equal to the amount of his 2006 annual bonus.

The 2007 annual bonus amounts for Messrs. Funston and Wygod were paid by HLTH and were set by the HLTH Compensation Committee based on similar considerations to those applied by the Compensation Committee described above. No contributions were made with respect to either of them to the Supplemental Bonus Trust. For Mr. Wygod, the amount of his 2007 annual bonus represented approximately 67% of his 2006 annual bonus. Mr. Funston’s 2007 annual bonus represented approximately 50% of an annualized amount based on his 2006 bonus. Mr. Funston’s employment by HLTH began in November 2006 and the amount of his bonus for 2006 was set by the HLTH Compensation Committee based on that part-year employment period.

Supplemental Bonus Program (SBP).  The Compensation Committee of the WebMD Board approved the contribution, in March 2008, to a trust (which we refer to as the Supplemental Bonus Trust) of the following SBP Awards for the listed Named Executive Officers: $135,000 for Mr. Gattinella, $40,000 for Ms. Forte and $125,000 for Mr. Vuolo. The amounts of the SBP Awards were determined by the Compensation Committee of the WebMD Board, in its discretion. The Supplemental Bonus Trust will distribute the SBP Awards, together with actual net interest earned on the respective amounts, to the listed Named Executive Officers as promptly as practicable following March 1, 2009 (but in no event later than 2 1/2 months following such date); provided, however, that in order to receive such payment, the individual must continue to be employed by WebMD on March 1, 2009 (subject to limited exceptions for death, disability, or certain terminations in connection with a reduction in force or a sale of a subsidiary). Certain other WebMD officers and employees also received SBP Awards, subject to similar terms and conditions as apply to the listed Named Executive Officers.

Special Bonuses.  None of the Named Executive Officers received any special bonuses in 2007.

Equity Compensation.  We use two types of long-term incentives: non-qualified stock options and restricted stock. Stock options are granted with an exercise price that is equal to the fair market value of WebMD Class A Common Stock on the grant date. Thus, participants in our equity plans (including the Named Executive Officers) will only realize value on their stock options if the price of WebMD Class A Common Stock increases after the grant date. The Compensation Committee believes that equity compensation, subject to vesting periods of three to four years, encourages employees to focus on the long-term performance of our company. The amount that employees receive from equity awards increases when the price of Class A WebMD Common Stock increases, which rewards employees for increasing shareholder value. The vesting schedules applicable to these equity awards are intended to promote retention of employees during the vesting period.

The Compensation Committee does not make equity grants to our Named Executive Officers on an annual or other pre-determined basis, and no such grants were made during 2007. In determining whether and when to make equity grants, the Compensation Committee expects to consider the history of prior grants made to individual Named Executive Officers, their vesting status and the amounts that have been or may be realized by those individuals from those grants. In addition, the Compensation Committee expects to consider factors similar to those it considers in its decisions relating to cash compensation, as described above, including factors relating to individual and company performance. Finally, the Compensation Committee expects that it will typically make larger grants to the executive officers that it believes have the greatest potential to affect the value of our company and improve results for stockholders. Similar considerations will apply to grants made to other officers and employees.

Application of Compensation Policies to Individual Named Executive Officers.  Differences in compensation among our Named Executive Officers result from a number of factors and may vary from year to year. The primary factors that may create differences in compensation are disparities in: (a) the level of responsibility of the individual Named Executive Officers, (b) individual performance of the Named Executive Officers, and (c) our need to motivate and retain specific individuals at specific points in time. In general, larger equity grants are made to our most senior executive officers because they have the greatest potential to affect the value of our company and to improve results for stockholders. Similarly, a greater portion of their total cash compensation is likely to come from their annual bonus. In 2007, no equity grants were made to our Named Executive Officers and no changes were made to their salaries. Accordingly, the application of compensation policies to individual Named Executive Officers in 2007 related solely to their bonuses and is described under “— Annual Cash Bonuses” above.

Benefits and Perquisites.  Our executive officers are generally eligible to participate in HLTH’s benefit plans on the same basis as our other employees (including matching contributions to the HLTH 401(k) Plan and company-paid group term life insurance). HLTH, for the past several years, has maintained a sliding scale for the cost of employee premiums for its health plan, under which employees with higher salaries pay a higher amount. The limited perquisites (or “perks”) received by our Named Executive Officers in 2007 are described in the footnotes to the Summary Compensation Table. In addition, our executive officers (as part of a larger group of employees generally having a salary of $180,000 or more) receive company-paid supplemental disability insurance, the cost of which is listed in those footnotes.

Compensation Following Termination of Employment or a Change in Control

Overview.  WebMD does not offer any deferred compensation plans to our executive officers or other employees and does not offer any retirement plans to our executive officers, other than a 401(k) plan generally available to our other employees. Accordingly, the payment and benefit levels for WebMD’s Named Executive Officers applicable upon a termination or a change in control result from provisions in the employment agreements between WebMD or HLTH and the individual Named Executive Officers. However, unlike annual or special bonuses or the amounts of equity grants (which the Compensation Committee generally determines in its discretion at the time of payment or grant), the terms of employment agreements are the result of negotiations between WebMD or HLTH and those individuals, which generally occur at the time the individual joins WebMD or HLTH or in connection with a promotion to a more senior position with WebMD or HLTH (subject to the approval of the applicable Compensation Committee in the case of executive officer employment agreements). The Compensation Committees of WebMD and HLTH have, in the past, usually been willing to include similar provisions relating to potential terminations and changes in control in connection with the renewal of or extensions to an employment agreement with an existing executive officer as those in the existing employment agreement with that executive officer. The employment agreements with our Named Executive Officers are described under the heading “Employment Agreements with Named Executive Officers” below and summaries of the types of provisions relating to post-termination compensation included in those agreement are included in this section under the headings “— Employment Agreement Provisions Regarding Termination Benefits” and “— Employment Agreement Provisions Regarding Change in Control Benefits” below.

In determining whether to approve executive officer employment agreements (or renewals of or extensions to those agreements), the Compensation Committees of WebMD and HLTH consider our need for the services of the specific individual and the alternatives available to us, as well as potential alternative employment opportunities available to the individual from other companies. In considering whether to approve employment agreement terms that may result in potential payments and other benefits for executives that could become payable following a termination or change in control, the Compensation Committee considers both the costs that could potentially be incurred by our company, as well as the potential benefits to our company, including benefits to our company from post-termination confidentiality, non-solicit and non-compete obligations imposed on the executive and provisions relating to post-termination services required of certain Named Executive Officers. In the case of potential payments and other benefits that could potentially become payable following a change in control, the Compensation Committee considers whether those provisions would provide appropriate benefit to an acquiror, in light of the cost the acquiror would incur, as well as benefits to our company during the period an acquisition is pending.

Employment Agreement Provisions Regarding Termination Benefits.  The employment agreements with our Named Executive Officers provide for some or all of the following to be paid if the Named Executive Officer is terminated without cause or resigns for good reason (the definitions of which are typically set forth in the applicable employment agreement), dies or ceases to be employed as a result of disability:

•	continuation of cash compensation (including salary and, in some cases, an amount based on past bonuses) for a period following termination;

•	continuation of vesting and/or exercisability of some or all options or restricted stock; and

•	continued participation in certain of our health and welfare insurance plans or payment of COBRA premiums.

The amount and nature of these benefits vary by individual, with the most senior of the Named Executive Officers typically receiving more of these benefits and receiving them for a longer period. These benefits also vary depending on the reason for the termination. See “Employment Agreements with Named Executive Officers” below for a description of the specific provisions that apply to each of our Named Executive Officers” and “Potential Payments and Other Benefits Upon Termination of Employment or Change in Control” below for a sample calculation, based on applicable SEC rules, of the amounts that would have been payable if termination for specified reasons had occurred as of December 31, 2007. No such post-termination benefits apply if a Named Executive Officer is terminated for cause (the definition of which is typically set forth in the applicable employment agreement). The Compensation Committee believes that the protections provided to executive officers by the types of employment agreement provisions described above are appropriate for the attraction and retention of qualified and talented executives and consistent with good corporate governance.

Employment Agreement Provisions Regarding Change in Control Benefits.  The Compensation Committees of the WebMD Board and the HLTH Board believe that executives should generally not be entitled to severance benefits upon the occurrence of a change in control, but that it is appropriate to provide for such benefits if a change in control is followed by a termination of employment or other appropriate triggering event. See “— Employment Agreement Provisions Regarding Termination Benefits” above. However, as more fully described below under “Employment Agreements with the Named Executive Officers” and “Potential Payments and Other Benefits Upon Termination of Employment or Change in Control” below, the Compensation Committee has approved the following exceptions:

•	Mr. Wygod’s employment agreement includes terms providing that if there is a change in control of HLTH, all of his outstanding options and other equity compensation (including WebMD equity) would become immediately vested and the options would remain exercisable for the remainder of the originally scheduled term. The employment agreement also contains provisions providing that he may resign and receive severance payments, but it requires Mr. Wygod to provide consulting services during any period in which he is receiving severance.

•	In the case of Mr. Gattinella, his employment agreement provides that, so long as he remains employed for 6 months following a change in control of WebMD, his options to purchase WebMD Class A Common Stock would continue to vest until the next vesting date following the change in control, even if he resigns from the employ of WebMD prior to such vesting date.

•	With respect to Mr. Vuolo, his employment agreement includes terms providing that he would be able to resign following a change in control, after the completion of a six month transition period with the successor, and receive the same benefits that he would be entitled to upon a termination without cause following the change in control (as set forth in the tables below and the description of his employment agreement that follows).

In the negotiations with those Named Executive Officers regarding their employment agreements, the HLTH Compensation Committee (which was authorized to make compensation determinations with respect to WebMD executive officers prior to WebMD’s initial public offering and is authorized to make compensation determinations with respect to HLTH’s executive officers) recognized that, for those individuals, a change in control is likely to result in a fundamental change in the nature of their responsibilities. Accordingly, under their employment agreements, the HLTH Compensation Committee approved those Named Executive Officers having, following a change in control, the rights described above. The HLTH Compensation Committee believed that the rights provided were likely to be viewed as appropriate by a potential acquiror in the case of those specific individuals. In addition, the HLTH Compensation Committee sought to balance the rights given to those Named Executive Officers with certain requirements to provide transitional or consulting services (as described below) in types and amounts likely to be viewed as reasonable by a potential acquiror.

If the benefits payable to Mr. Vuolo in connection with a change in control would be subject to the excise tax imposed under Section 280G of the Internal Revenue Code of 1986 (“Section 280G”), WebMD has agreed to make an additional payment to him so that the net amount of such payment (after taxes) that he receives is sufficient to pay the excise tax due. HLTH has agreed to make such additional payments to Mr. Wygod.

Application in 2007.  No changes were made during 2007 to the provisions of the employment agreements with the Named Executive Officers relating to post-termination compensation. Consummation of the pending HLTH Merger will not result in a “change in control” under the terms of any of the employment agreements between HLTH or WebMD and their respective executive officers.

Deductibility of Compensation.  Section 162(m) of the Internal Revenue Code generally limits the ability of a publicly held corporation to deduct compensation in excess of $1 million per year paid to certain executive officers. It is the policy of the Compensation Committee to structure, where practicable, compensation paid to its executive officers so that it will be deductible under Section 162(m) of the Code. Accordingly, WebMD’s equity plans under which awards are made to officers and directors are generally designed to ensure that compensation attributable to stock options granted will be tax deductible by WebMD. However, cash bonuses for WebMD’s executive officers and grants of restricted stock do not qualify as performance-based within the meaning of Section 162(m) and, therefore, are subject to its limits on deductibility. In determining that the compensation of WebMD’s executive officers for 2007 was appropriate under the circumstances and in the best interests of WebMD and its stockholders, the Compensation Committee considered the amount of net operating loss carryforwards available to WebMD to offset income for Federal income tax purposes. See Note 15 to the Consolidated Financial Statements included in this Annual Report.

Executive Compensation Tables

This section provides information, in tabular formats specified in applicable SEC rules, regarding the amounts of compensation paid to our Named Executive Officers and related information. The tables included are:

•	Summary Compensation Table, which presents information regarding our Named Executive Officer’s total compensation and the types and value of its components; and

•	two tables providing additional information regarding our equity compensation, entitled: Outstanding Equity Awards at End of 2007; and Option Exercises and Stock Vested in 2007.

As permitted by the SEC rules relating to these tables, our tables reflect only the types of compensation that HLTH and WebMD paid to our Named Executive Officers. For example, since our only retirement plan is a 401(k) plan, we do not include tables applicable to other types of retirement plans. For a general description of the types of compensation paid by WebMD and HLTH, see “Compensation Discussion and Analysis — Overview of Types of Compensation.” In addition, since no grants of stock options or restricted stock were made to the Named Executive Officers during 2007, we have omitted the table that would otherwise appear under the heading “Grants of Plan-Based Awards in 2007.”

Summary Compensation Table

Table.  The following table presents information regarding the amount of the total compensation of our Named Executive Officers for services rendered during 2007 and 2006, as well as the amount of the specific components of that compensation. The compensation reported in the table reflects all compensation to the Named Executive Officers from our company and any of our subsidiaries as well as from HLTH and any of its other subsidiaries. In certain places in the tables, we have indicated by use of the letters “W” and “H” whether equity compensation relates to securities of WebMD or HLTH.

(a)	(b)	(c)	(d)		(e)		(f)		(g)		(h)
					Stock		Option		All Other
Name and		Salary	Bonus		Awards		Awards		Compensation		Total
Principal Position	Year	($)	($)		($)(1)		($)(1)		($)		($)

Wayne T. Gattinella	2007	560,000	270,000	(2)	7,457	H	84,850	H	9,214	(3)	1,699,682
Chief Executive Officer and					229,931	W	538,230	W

President					237,388		623,080
	2006	560,000	340,000		46,977	H	229,800	H	8,313	(4)	2,585,752
					439,809	W	960,853	W

					486,786		1,190,653
Anthony Vuolo	2007	450,000	250,000	(6)	7,457	H	84,850	H	16,610	(7)	1,423,445
Chief Operating Officer(5)					183,944	W	430,584	W

					191,401		515,434
	2006	450,000	700,000	(8)	46,977	H	229,800	H	16,079	(9)	2,563,385
					351,847	W	768,682	W

					398,824		998,482
Mark D. Funston	2007	375,000	100,000		173,881	H	182,503	H	169,948	(10)	1,001,332
Executive VP and Chief Financial Officer(4)	2006	46,875	35,000		22,867	H	24,000	H	526	(11)	129,268
Nan-Kirsten Forte	2007	352,500	80,000	(12)	4,970	H	55,437	H
Executive VP-Consumer					114,965	W	269,115	W	5,445	(13)	882,432

Services					119,935		324,552
	2006	352,500	110,000		31,318	H	146,548	H	5,125	(14)	1,345,822
					219,905	W	480,426	W

					251,223		626,974
Martin J. Wygod	2007	975,000	520,000		1,623,018	H	1,813,757	H	10,847	(15)	5,710,783
Chairman of the Board					229,931	W	538,230	W

					1,852,949		2,351,987
	2006	975,000	3,530,000	(16)	629,691	H	709,598	H	10,847	(15)	7,255,798
					439,809	W	960,853	W

					1,069,500		1,670,451

(1)	The amounts reported in Columns (e) and (f) above reflect the aggregate dollar amounts recognized by WebMD or HLTH for stock awards and option awards for income statement reporting purposes under SFAS No. 123R (disregarding any estimate of forfeitures related to service-based vesting conditions). See Note 13 (Stock-Based Compensation) to the Consolidated Financial Statements included in this Annual Report and Note 13 (Stock-Based Compensation) to the Consolidated Financial Statements included in HLTH’s Annual Report on Form 10-K for the year ended December 31, 2007 for an explanation of the methodology and assumptions used in determining the fair value of stock option awards granted. The amounts reported in Columns (e) and (f) reflect our accounting expense for these equity awards, not amounts realized by our Named Executive Officers. The actual amounts, if any, ultimately realized by our Named Executive Officers from equity compensation will depend on the price of our Class A Common Stock (or the price of HLTH’s Common Stock in the case of HLTH equity awards) at the time they exercise vested stock options or at the time of vesting of restricted stock. Holders of shares of WebMD Restricted Stock and HLTH Restricted Stock have voting power and the right to receive dividends, if any, that are declared on those shares, but their ability to sell those shares is subject to vesting requirements based on continued employment.

(2)	Consists of: (a) an annual bonus of $135,000 for 2007; and (b) an SBP Award of $135,000 (see “— Additional Information” below).

(3)	Consists of: (a) $2,906 in company matching contributions under the HLTH 401(k) Plan; (b) $3,986 for company-paid supplemental disability insurance; and (c) $2,322 for company-paid group term life insurance.

(4)	Consists of: (a) $3,085 in company matching contributions under the HLTH 401(k) Plan; (b) $3,986 for company-paid supplemental disability insurance; and (c) $1,242 for company-paid group term life insurance.

(5)	Mr. Vuolo became our Chief Operating Officer in July 2007. He served as our Chief Financial Officer during 2007 until the appointment of Mark Funston as our Chief Financial Officer in August 2007.

(6)	Consists of: (a) an annual bonus of $125,000 for 2007; and (b) an SBP Award of $125,000 (see “— Additional Information” below).

(7)	Consists of: (a) $3,368 for company-paid supplemental disability insurance; (b) $1,242 for company-paid group term life insurance; and (c) an automobile allowance of $12,000.

(8)	Includes annual bonus for 2006 of $250,000 paid by WebMD and special bonus of $450,000 paid by HLTH in recognition of his services during 2006 to HLTH primarily in connection with the EPS Sale and the 2006 EBS Sale.

(9)	Consists of: (a) $3,269 for company-paid supplemental disability insurance; (b) $810 for company-paid group term life insurance; and (c) an automobile allowance of $12,000.

(10)	Consists of: (a) $3,338 in company matching contributions under the HLTH 401(k) Plan; (b) $3,570 for company-paid supplemental disability insurance; (c) $810 for company-paid group term life insurance; and (d) $88,545 for reimbursement of relocation costs plus $73,685 for reimbursement of amounts required to pay income taxes resulting from the payment for such relocation costs.

(11)	Consists of: (a) $433 in company matching contributions under the HLTH 401(k) Plan; and (b) $93 for company-paid group term life insurance.

(12)	Consists of: (a) an annual bonus of $40,000 for 2007; and (b) an SBP Program Award of $40,000 (see “— Additional Information” below).

(13)	Consists of: (a) $2,250 in company matching contributions under the HLTH 401(k) Plan; (b) $2,385 for company-paid supplemental disability insurance; and (c) $810 for company-paid group term life insurance.

(14)	Consists of: (a) $2,200 in company matching contributions under the HLTH 401(k) Plan; (b) $2,385 for company-paid supplemental disability insurance; and (c) $540 for company-paid group term life insurance.

(15)	Consists of: (a) $3,989 for company-paid supplemental disability insurance; and (b) $6,858 for company-paid group term life insurance.

(16)	Includes 2006 annual bonus of $780,000 paid by HLTH and special bonus of $2,750,000 paid by HLTH in recognition of the completion of the EPS Sale and the 2006 EBS Sale and the related repositioning of HLTH.

Additional Information.  The Summary Compensation Table above quantifies the amount or value of the different forms of compensation earned by or awarded to our Named Executive Officers in 2007 and provides a dollar amount for total compensation. All amounts reported in the Summary Compensation Table for Messrs. Wygod and Funston reflect compensation from HLTH, except for amounts reflecting grants of WebMD Restricted Stock and options to purchase WebMD Class A Common Stock that Mr. Wygod received in connection with our initial public offering. The amounts reported in the Summary Compensation Table for our other Named Executive Officers reflect compensation from WebMD, except (a) amounts reflecting grants by HLTH of HLTH Restricted Stock and options to purchase HLTH Common Stock and (b) the special bonus paid by HLTH for 2006 to Mr. Vuolo referred to in Footnote 8 to the table. In the case of Mr. Funston, the Summary Compensation Table reflects compensation beginning in mid-November 2006, when he joined HLTH.

As noted in Footnotes 2, 6 and 12, in addition to 2007 annual bonuses, Messrs. Gattinella and Vuolo and Ms. Forte received awards under a Supplemental Bonus Program (SBP). The SBP Awards were contributed to a trust (which we refer to as the Supplemental Bonus Trust). The Supplemental Bonus Trust will distribute the SBP Awards, together with actual net interest earned on the respective amounts, to those Named Executive Officers as promptly as practicable following March 1, 2009 (but in no event later than 2 1/2 months following such date); provided, however, that in order to receive such payment, the individual must continue to be employed by WebMD on March 1, 2009 (subject to limited exceptions for death, disability, or certain terminations in connection with a reduction in force or a sale of a subsidiary). Certain other WebMD officers and employees also received SBP Awards, subject to similar terms and conditions.

Descriptions of the material terms of each Named Executive Officer’s employment agreement and related information is provided under “Employment Agreements with Named Executive Officers” below. The agreements provide the general framework and some of the specific terms for the compensation of the Named Executive Officers and approval of the Compensation Committee is required prior to WebMD entering into employment agreements with its executive officers. However, many of the decisions relating to compensation for a specific year made by the Compensation Committee (or, in the case of Messrs. Funston and Wygod, by the HLTH Compensation Committee) are implemented without changes to the general terms of employment set forth in those agreements. For a discussion of the salary, bonus and equity compensation of our Named Executive Officers for 2007 and the decisions made by the Compensation Committee relating to 2007 compensation, see “Compensation Discussion and Analysis” above. In addition, the Named Executive Officers earned or were paid the other benefits listed in Column (g) of the Summary Compensation Table and described in the related footnotes to the table.

Grants of Plan-Based Awards in 2007

Neither WebMD nor HLTH granted any restricted stock, stock options or other equity incentive awards to any of the Named Executive Officers during 2007.

Outstanding Equity Awards at End of 2007

The following table presents information regarding the outstanding equity awards held by each Named Executive Officer as of December 31, 2007, including the vesting dates for the portions of these awards that had not vested as of that date. Awards of WebMD equity are indicated with “(W)” at the beginning of column (b) in the table and awards of HLTH equity are indicated with “(H)” at the beginning of that column.

(a)	(b)			(c)		(d)	(e)	(f)	(g)		(h)	(i)
	Option Awards(1)								Stock Awards(2)
	Number of			Number of								Market
	Securities			Securities					Number of			Value of
	Underlying			Underlying					Shares of			Shares of
	Unexercised			Unexercised		Option			Stock That		Stock	Stock
	Options			Options		Exercise	Option	Option	Have Not		Award	That Have
	(#)			(#)		Price	Grant	Expiration	Vested		Grant	Not Vested
Name	Exercisable			Unexercisable		($)	Date	Date	(#)		Date	($)(3)

Wayne T. Gattinella	(H	)	250,000	—		8.59	3/17/04	3/17/14	—		—	—
	(H	)	239,881	—		4.81	8/20/01	8/20/11	—		—	—
	(W	)	110,000	110,000	(4)	17.50	9/28/05	9/28/15	27,500	(4)	9/28/05	1,129,425
Anthony Vuolo	(H	)	250,000	—		8.59	3/17/04	3/17/14	—		—	—
	(H	)	160,000	—		3.43	9/20/01	9/20/11	—		—	—
	(H	)	200,000	—		12.75	8/21/00	8/21/10	—		—	—
	(H	)	625,000	—		11.55	6/05/00	6/05/10	—		—	—
	(H	)	97,500	—		34.23	10/04/99	10/04/09	—		—	—
	(H	)	187,500	—		18.20	10/04/99	10/04/09	—		—	—
	(H	)	97,500	—		13.85	6/15/99	6/15/09	—		—	—
	(H	)	125,000	—		14.75	1/07/98	1/07/08	—		—	—
	(W	)	88,000	88,000	(4)	17.50	9/28/05	9/28/15	22,000	(4)	9/28/05	903,540
Mark D. Funston	(H	)	45,000	135,000	(4)	11.60	11/13/06	11/13/16	45,000	(4)	11/13/06	603,000
Nan-Kirsten Forte	(H	)	100,000	—		16.13	9/12/00	9/20/10	—		—	—
	(H	)	356,853	—		21.69	4/06/00	4/06/10	—		—	—
	(H	)	100,000	—		37.06	11/12/99	11/12/09	—		—	—
	(H	)	13,704	—		71.41	5/06/99	5/06/09	—		—	—
	(W	)	—	55,000	(4)	17.50	9/28/05	9/28/15	13,750	(4)	9/28/05	564,713
Martin J. Wygod	(H	)	243,000	657,000	(5)	11.86	10/23/06	10/23/16	219,000	(5)	10/23/06	2,934,600
	(H	)	25,000	450,000	(4)	8.77	1/27/06	1/27/16	100,000	(6)	1/27/06	1,340,000
	(H	)	3,000,000	—		12.75	8/21/00	8/21/10	—		—	—
	(H	)	585,000	—		13.85	6/15/99	6/15/09	—		—	—
	(H	)	25,000	—		22.90	7/01/98	7/01/13	—		—	—
	(H	)	25,000	—		15.50	7/01/97	7/01/12	—		—	—
	(H	)	25,000	—		14.80	7/01/96	7/01/11	—		—	—
	(H	)	25,000	—		10.00	7/03/95	7/03/10	—		—	—
	(W	)	110,000	110,000	(4)	17.50	9/28/05	9/28/15	27,500	(4)	9/28/05	1,129,425

(1)	Each stock option grant reported in the table above was granted under, and is subject to, our 2005 Plan, the HLTH 2000 Plan, the HLTH 1996 Stock Plan or another plan or agreement that contains substantially the same terms. The option expiration date shown in Column (f) above is the normal expiration date, and the last date that the options may be exercised. For each Named Executive Officer, the unexercisable options shown in Column (c) above are also unvested. Unvested shares are generally forfeited if the Named Executive Officer’s employment terminates, except to the extent otherwise provided in an employment agreement. For information regarding the effect on vesting of options of the death, disability or termination of employment of a Named Executive Officer or a change in control of HLTH or WebMD, see “Potential Payments and Other Benefits Upon Termination of Employment or a Change in Control” below. The exercisable options shown in Column (b) above, and any unexercisable options shown in Column (c) above that subsequently become exercisable, will generally expire earlier than the normal expiration date if the Named Executive Officer’s employment terminates, except as otherwise specifically provided in the Named Executive Officer’s employment agreement. For a description of the material terms of the Named Executive Officer’s employment agreements, see “Employment Agreements with Named Executive Officers” below.

(2)	The stock awards held by our Named Executive Officers are subject to accelerated or continued vesting in connection with a change in control of WebMD or HLTH, as the case may be, and upon certain terminations of employment, as described below in more detail under “Employment Agreements with Named Executive Officers” and “Potential Payments and Other Benefits Upon Termination of Employment or a Change in Control.” Except as otherwise indicated in those sections, unvested stock awards will generally be forfeited if a Named Executive Officer’s employment terminates.

(3)	The market or payout value of stock awards reported in Column (i) is computed by multiplying the number of shares of stock reported in Column (g) by:

•	$41.07 the closing market price of WebMD Class A Common Stock on December 31, 2007, the last trading day of 2007, for WebMD Restricted Stock; or

•	$13.40, the closing market price of HLTH Common Stock on December 31, 2007, the last trading day of 2007, for HLTH Restricted Stock.

(4)	Vesting schedule is: 25% of the grant on each of first, second, third and fourth anniversaries of the date of the grant.

(5)	Vesting schedule is: 27% of the grant on first anniversary of the date of the grant, 33% on second anniversary and 40% on third anniversary.

(6)	Vesting schedule is: 1/3 of the grant on each of first, second and third anniversaries of the date of the grant.

Option Exercises and Stock Vested in 2007

The following table presents information regarding the exercise of options to purchase WebMD Class A Common Stock and HLTH Common Stock by our Named Executive Officers during 2007, and regarding the vesting during 2007 of WebMD Restricted Stock and HLTH Restricted Stock previously granted to our Named Executive Officers. Amounts with respect to WebMD equity are noted with a “W” and amounts with respect to HLTH equity are noted with an “H.”

(a)	(b)		(c)		(d)		(e)
	Option Awards				Stock Awards
	Number of Shares		Value Realized		Number of Shares		Value Realized
	Acquired on Exercise		on Exercise		Acquired on Vesting		on Vesting
Name	(#)		($)(1)		(#)		($)(2)

Wayne T. Gattinella	—		—		12,500	H	179,375	H
					13,750	W	716,375	W

							895,750
Anthony Vuolo	125,000	H	71,250	H	12,500	H	179,375	H
					11,000	W	573,100	W

							752,475
Mark D. Funston	—		—		15,000	H	216,600	H
Nan-Kirsten Forte	166,667	H	496,919	H	8,334	H	119,593	H
	55,000	W	1,520,463	W	6,875	W	358,188	W

			2,017,382				477,781
Martin J. Wygod	125,000	H	623,750	H(3)	131,000	H	1,802,810	H
					13,750	W	716,375	W

							2,519,185

(1)	The dollar amounts shown in Column (c) above for option awards are determined by multiplying (i) the number of shares of HLTH Common Stock to which the exercise of the option related, by (ii) the difference between (1) the per-share closing price of HLTH Common Stock on the date of exercise (or, for any shares sold on the date of exercise, the actual sale price received) and (2) the exercise price of the options.

(2)	The dollar amounts shown in Column (e) above for shares of WebMD Restricted Stock and HLTH Restricted Stock are determined by multiplying the number of shares that vested by the per-share closing price of WebMD Class A Common Stock or HLTH Common Stock on the vesting date.

(3)	The 125,000 shares acquired on exercise have not been sold by Mr. Wygod. The amount reported in column (c) was calculated as described in footnote 1 above, based on the closing price of HLTH Common Stock on the date of exercise.

Potential Payments and Other Benefits Upon Termination of Employment or a Change in Control

Background and Assumptions.  In this section, we provide tables containing estimates of amounts that may become payable to our Named Executive Officers under their employment agreements as a result of a termination of employment under specific circumstances, as well as estimates regarding the value of other benefits they may become entitled to receive as a result of such termination. For a general discussion of matters relating to compensation that may become payable by WebMD or HLTH after termination of employment or a change in control, see “Compensation Discussion and Analysis — Compensation Following Termination of Employment or a Change in Control” above and for a detailed description of the applicable provisions of the employment agreements of our Named Executive Officers, see “Employment Agreements with Named Executive Officers” below. Under those agreements, the amount and types of payment and other benefits vary depending on whether the termination is as a result of death or disability, is with or without cause, is a resignation for good reason and/or is in connection with a change in control. As prescribed by applicable SEC rules, in estimating the amount of any potential payments to Named Executive Officers under their employment agreements and the value of other benefits they may become entitled to receive, we have assumed that the applicable triggering event (i.e., termination of employment or change in control) occurred on December 31, 2007, that the price per share of HLTH Common Stock is $13.40 (the closing price per share on December 31, 2007, the last trading day in 2007), and that the price per share of WebMD Class A Common Stock is $41.07 (the closing price per share on December 31, 2007). We have also treated the right to continue to vest in options as accelerated to December 31, 2007 for purposes of this disclosure only.

If the benefits payable to Mr. Vuolo in connection with a change in control would be subject to the excise tax imposed under Section 280G of the Internal Revenue Code of 1986 (“Section 280G”), WebMD has agreed to make an additional payment to him so that the net amount of such payment (after taxes) that he receives is sufficient to pay the excise tax due. HLTH has agreed to make such additional payments to Mr. Wygod. In the tables below, we have calculated the Section 280G excise tax on the basis of IRS regulations and Rev. Proc. 2003-68 and have assumed that the Named Executive Officer’s outstanding equity awards would be accelerated and terminated in exchange for a cash payment upon the change in control. The value of this acceleration (and thus the amount of the additional payment) would be slightly higher if the accelerated awards were assumed by the acquiring company rather than terminated upon the transaction. For purposes other than calculating the Section 280G excise tax, we have calculated the value of any option or stock award that may be accelerated in connection with a change in control to be the amount the holder can realize from such award as of December 31, 2007: for options, that is the market price of the shares that would be received upon exercise, less the applicable exercise price; and for restricted stock, that is the market value of the shares that would vest. We have also assumed that they have no accrued and unused vacation at December 31, 2007.

Tables.  The tables below set forth estimates (rounded to the nearest $1,000), based on the assumptions described above and in the footnotes to the tables, of the potential payments and the potential value of other benefits applicable to each Named Executive Officer upon the occurrence of specified termination or change in control triggering events. The terms used in the tables have the meanings given to them in each Named Executive Officer’s employment agreement and described below under “Employment Agreements with Named Executive Officers.” In addition, the amounts set forth in each table reflect the following:

•	In the column entitled “Permanent Disability or Death,” the amounts reflect both provisions in those employment agreements and the fact that WebMD’s and HLTH’s equity plans generally provide for acceleration of vesting of awards in the event of a termination of employment as a result of death or disability.

•	Under their employment agreements, Messrs. Vuolo and Wygod are eligible to continue to participate in our health and welfare plans (or comparable plans) for a specified period and Ms. Forte and Messrs. Funston and Gattinella are eligible to receive payment for their COBRA premiums for a specified period. In the row entitled “Health and Welfare Benefits Continuation,” the amounts are based upon the current average cost to our company of these benefits per employee and are net of amounts that the executives would continue to be responsible for. We have not made any reduction in the amounts in this row to reflect the fact that the obligation to continue benefits ceases in the event the executive becomes eligible for comparable coverage with a subsequent employer.

Wayne T. Gattinella, Chief Executive Officer and President

							Termination of
		Voluntary					Employment
		Termination					without “Cause” or
	Voluntary	in Connection				Involuntary	for “Good Reason”
	Termination	with a	Other	Permanent	Involuntary	Termination	Following a
Executive Benefits and	for “Good	“Change in	Voluntary	Disability	Termination	without	“Change in
Payments	Reason”	Control”(1)	Termination	or Death	for “Cause”	“Cause”	Control”

Cash Severance(2)	900,000	-0-	-0-	-0-	-0-	900,000	900,000
Stock Options	1,296,000	1,296,000	-0-	2,593,000	-0-	1,296,000	1,296,000
Restricted Stock	-0-	-0-	-0-	1,129,000	-0-	-0-	-0-
Health and Welfare Benefits Continuation	10,000	-0-	-0-	-0-	-0-	10,000	10,000
280G Tax Gross-Up	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	2,206,000	1,296,000	-0-	3,722,000	-0-	2,206,000	2,206,000

(1)	In the event of a Change in Control of WebMD, the unvested portion of the options granted to Mr. Gattinella at the time of our initial public offering would continue to vest until the next vesting date following the Change in Control, so long as he remains employed for 6 months following the Change in Control. For purposes of calculating the amounts included in the column entitled “Voluntary Termination in Connection with Change in Control” we treat such resignation as occurring on December 31, 2007 and assume that requirement for the 6 month transition period has been met.

(2)	Represents one year of salary and an annual bonus for 2007. We have assumed, solely for purposes of this table, that the amount of the annual bonus used for calculating the amounts in this line of the table, is $340,000, the amount of Mr. Gattinella’s bonus for 2006 (the year prior to the year of the assumed termination).

Anthony Vuolo, Chief Operating Officer

							Termination of
		Voluntary					Employment
		Termination					without “Cause” or
	Voluntary	in Connection				Involuntary	for “Good Reason”
	Termination	with a	Other	Permanent	Involuntary	Termination	Following a
Executive Benefits and	for “Good	“Change in	Voluntary	Disability	Termination	without	“Change in
Payments	Reason”	Control”(1)	Termination	or Death	for “Cause”	“Cause”	Control”

Cash Severance(2)	1,300,000	1,300,000	-0-	1,300,000	-0-	1,300,000	1,300,000
Stock Options	1,037,000	1,037,000	-0-	2,074,000	-0-	1,037,000	1,037,000
Restricted Stock	-0-	-0-	-0-	904,000	-0-	-0-	-0-
Health and Welfare Benefits Continuation	38,000	38,000	-0-	38,000	-0-	38,000	38,000
280G Tax Gross-Up(3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	2,375,000	2,375,000	-0-	4,316,000	-0-	2,375,000	2,375,000

(1)	Mr. Vuolo may resign from his employment after 6 months following a Change in Control of WebMD and receive the same benefits as if he was terminated without Cause or for Good Reason following a Change in Control. He may not unilaterally resign without Good Reason prior to such date and receive these benefits. However, for purposes of calculating the amounts included in the column for “Voluntary Termination in Connection with a Change in Control” we treat such resignation as occurring on December 31, 2007 and assume that the 6 month transition period requirement has been met.

(2)	The amounts in this row, other than the columns that are zero, consist of 18 months of salary and annual bonuses, plus an annual bonus for 2007. We have assumed, solely for purposes of preparing this table, that the amount of such annual bonus is $250,000 (based on what was actually paid for 2006, the year prior to the year of the assumed termination).

(3)	For purposes of preparing this table, we have assumed that the bonus for the year of termination is reasonable compensation for services performed. In addition, we have assumed, solely for purposes of preparing this table, that 50% of the salary continuation portion of the severance constitutes “reasonable compensation” for the restrictive covenants to which the executive is bound following the termination of employment. Accordingly, we have not treated that portion of the salary continuation as a parachute payment for purposes of Section 280G. Such assumption may change at the time of an actual change in control.

Mark D. Funston, Executive VP and Chief Financial Officer

		Voluntary					Termination of
		Termination					Employment
	Voluntary	in Connection				Involuntary	without “Cause”
	Termination	with a	Other	Permanent	Involuntary	Termination	Following a
Executive Benefits and	for “Good	“Change in	Voluntary	Disability	Termination	without	“Change in
Payments	Reason”	Control”	Termination	or Death	for “Cause”	“Cause”	Control”

Cash Severance(1)	-0-	-0-	-0-	375,000	-0-	375,000	750,000
Stock Options	-0-	-0-	-0-	243,000	-0-	81,000	81,000
Restricted Stock	-0-	-0-	-0-	603,000	-0-	201,000	201,000
Health and Welfare Benefits Continuation	-0-	-0-	-0-	10,000	-0-	10,000	10,000
280G Tax Gross-Up	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	-0-	-0-	-0-	1,231,000	-0-	667,000	1,042,000

(1)	$375,000 represents one year of salary; $750,000 represents two years of salary.

Nan-Kirsten Forte, Executive Vice President — Consumer Services

							Termination of
		Voluntary					Employment
		Termination					without “Cause” or
	Voluntary	in Connection				Involuntary	for “Good Reason”
	Termination	with a	Other	Permanent	Involuntary	Termination	Following a
Executive Benefits and	for “Good	“Change in	Voluntary	Disability	Termination	without	“Change in
Payments	Reason”	Control”	Termination	or Death	for “Cause”	“Cause”	Control”

Cash Severance(1)	463,000	-0-	-0-	-0-	-0-	463,000	463,000
Stock Options	648,000	-0-	-0-	1,296,000	-0-	648,000	648,000
Restricted Stock	-0-	-0-	-0-	565,000	-0-	-0-	-0-
Health and Welfare Benefits Continuation	10,000	-0-	-0-	-0-	-0-	10,000	10,000
280G Tax Gross-Up	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	1,121,000	-0-	-0-	1,861,000	-0-	1,121,000	1,121,000

(1)	Represents one year of salary and an annual bonus for 2007. We have assumed, solely for purposes of preparing this table, that the amount of the annual bonus used for calculating the amounts in this line of the table, is $110,000, the amount of Ms. Forte’s bonus for 2006 (the year prior to the year of the assumed termination).

Martin J. Wygod, Chairman of the Board

							Termination of
		Voluntary					Employment
		Termination					without ‘‘Cause” or
	Voluntary	in Connection				Involuntary	for ‘‘Good Reason”
	Termination	with a	Other	Permanent	Involuntary	Termination	Following a
Executive Benefits and	for “Good	“Change in	Voluntary	Disability	Termination	without	“Change in
Payments	Reason”	Control”(1)	Termination	or Death	for “Cause”	“Cause”	Control”

Cash Severance	2,527,000	2,527,000	-0-	2,527,000	-0-	2,527,000	2,527,000
Stock Options	5,688,000	5,688,000	-0-	5,688,000	-0-	5,688,000	5,688,000
Restricted Stock	5,404,000	5,404,000	-0-	5,404,000	-0-	5,404,000	5,404,000
Health and Welfare Benefits Continuation	32,000	32,000	-0-	32,000	-0-	32,000	32,000
280G Tax Gross-Up(2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	13,651,000	13,651,000	-0-	13,651,000	-0-	13,651,000	13,651,000

(1)	Represents salary through August 3, 2010. Mr. Wygod is required to provide consulting services during the period he is receiving severance payments. Please see the description of his employment agreement below under “Employment Agreements with Named Executive Officers — Martin J. Wygod.”

(2)	We have assumed, solely for purposes of preparing this table, that the salary continuation portion of the severance is the only portion of the severance benefits that constitutes “reasonable compensation” for the consulting services required of Mr. Wygod and the restrictive covenants to which he is bound following the termination of his employment. Accordingly, we have not treated the salary continuation portion as a parachute payment for purposes of Section 280G. Such assumption may change at the time of an actual change in control.

Employment Agreements with Named Executive Officers

The following are summaries of the employment agreements with our Named Executive Officers. The agreements provide the general framework and some of the specific terms for the compensation of the Named Executive Officers. Approval of the Compensation Committee is required prior to WebMD entering into employment agreements with its executive officers. However, many of the decisions relating to the compensation of our Named Executive Officers for a specific year made by the Compensation Committee (or, in the case of Messrs. Funston and Wygod, by the HLTH Compensation Committee) are implemented without changes to the general terms of employment set forth in those agreements. With respect to 2007, those decisions and their implementation are discussed earlier in this “Executive Compensation” section.

Wayne T. Gattinella

We are party to an employment agreement, dated as of April 28, 2005, with Wayne Gattinella, who serves as our CEO and President. The following is a description of Mr. Gattinella’s employment agreement:

•	Mr. Gattinella currently receives an annual base salary of $560,000 and is eligible to earn a bonus of up to 100% of his base salary. For 2007, Mr. Gattinella received an annual bonus of $135,000, determined by the Compensation Committee of our Board in its discretion (and ratified by HLTH’s Compensation Committee). In addition, the Compensation Committee approved an SBP Award of $135,000 with respect to Mr. Gattinella. See “Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2007 — Annual Cash Bonuses” and “— Supplemental Bonus Program (SBP)” above. With respect to subsequent years, the employment agreement provides that achievement of 50% of Mr. Gattinella’s bonus will be based upon WebMD’s attainment of corporate financial and strategic goals to be established by the Compensation Committee, with the financial goals generally related to revenue and/or other measures of operating results, and achievement of the remaining 50% of Mr. Gattinella’s bonus will be based on performance goals to be established by the Compensation Committee. For information regarding Mr. Gattinella’s equity compensation, see the “Executive Compensation Tables” above.

•	In the event of the termination of Mr. Gattinella’s employment, prior to April 30, 2009, by WebMD without “Cause” or by Mr. Gattinella for “Good Reason” (as those terms are described below), he would be entitled to continue to receive his base salary for one year from the date of termination, to receive any unpaid bonus for the year preceding the year in which the termination occurs, and to receive healthcare coverage until the earlier of one year following his termination and the date upon which he receives comparable coverage under another plan. Amounts with respect to Mr. Gattinella’s SBP Award are payable only in accordance with the terms of the Supplemental Bonus Program Trust (see “Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2007 — Annual Cash Bonuses” and “— Supplemental Bonus Program (SBP)” above). In the event that a termination of Mr. Gattinella’s employment by WebMD without Cause or by Mr. Gattinella for Good Reason occurs before the fourth anniversary of the grant of the options to purchase WebMD Class A Common Stock, 25% of such options would continue to vest on the next vesting date following the date of termination.

•	In the event of a “Change in Control” of WebMD (as that term is described below), the unvested portion of the options to purchase WebMD Class A Common Stock would continue to vest until the next scheduled vesting date following the Change in Control. The continued vesting applies only if Mr. Gattinella remains employed until six months following such Change in Control or is terminated by our successor without Cause or he resigns for Good Reason during such six-month period. For purposes of the employment agreement, a “Change in Control” would occur when: (i) a person, entity or group acquires more than 50% of the voting power of WebMD, (ii) there is a reorganization, merger or consolidation or sale involving all or substantially all of WebMD’s assets, or (iii) there is a complete liquidation or dissolution of WebMD.

•	For purposes of the employment agreement: (a) “Cause” includes (i) continued willful failure to perform duties after 30 days’ written notice, (ii) willful misconduct or violence or threat of violence that would harm WebMD, (iii) a material breach of WebMD’s policies, the employment agreement, or the Trade Secret and Proprietary Information Agreement (as described below), that remains unremedied after 30 days’ written notice, or (iv) conviction of a felony in respect of a dishonest or fraudulent act or other crime of moral turpitude; and (b) “Good Reason” includes any of the following conditions or events remaining in effect after 30 days’ written notice: (i) a reduction in base salary, (ii) a material reduction in authority, or (iii) any material breach of the employment agreement by WebMD.

•	The employment agreement and the Trade Secret and Proprietary Information Agreement described below are governed by the laws of the State of New York.

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

Anthony Vuolo

Anthony Vuolo, who serves as our Chief Operating Officer, was a party to an employment agreement with HLTH. Mr. Vuolo’s employment agreement has been amended and restated, effective as of the date of our initial public offering, and assumed by us. The following is a description of Mr. Vuolo’s amended and restated employment agreement:

•	The employment agreement provides that Mr. Vuolo will receive an annual base salary of $450,000 and is eligible to earn a bonus of up to 100% of his base salary. For 2007, Mr. Vuolo received an annual bonus of $125,000, determined by the Compensation Committee of our Board in its discretion. In addition, the Compensation Committee approved an SBP Award of $125,000 with respect to Mr. Vuolo.

See “Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2007 — Annual Cash Bonuses” and “— Supplemental Bonus Program (SBP)” above. With respect to subsequent years, the employment agreement provides that achievement of 50% of that bonus will be based upon our attainment of corporate financial and strategic goals to be established by the Compensation Committee of our Board in consultation with Mr. Vuolo and achievement of the remaining 50% will be determined in the discretion of our Compensation Committee, or in the discretion of the Compensation Committee of HLTH’s Board with respect to services rendered by Mr. Vuolo to HLTH. For information regarding Mr. Vuolo’s equity compensation, see the “Executive Compensation Tables” above.

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

Amounts with respect to Mr. Vuolo’s SBP Award are payable only in accordance with the terms of the Supplemental Bonus Trust (see “Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2007 — Annual Cash Bonuses” and “— Supplemental Bonus Program (SBP)” above). In addition, all vested options to purchase HLTH Common Stock granted to Mr. Vuolo (other than the options granted March 17, 2004) would remain exercisable as if he remained in HLTH’s employ through the original expiration date specified in each applicable stock option agreement. Further, the options to purchase WebMD Class A Common Stock granted in connection with our initial public offering would continue to vest through the next vesting date following the date of termination; provided that if the event triggering Good Reason is a Change in Control (as described below) then these options would be treated as described below. Mr. Vuolo’s receipt of these severance benefits is subject to his continued compliance with applicable restrictive covenants.

•	For purposes of the employment agreement: (a) “Cause” includes (i) a material breach of his employment agreement that remains unremedied after 30 days’ written notice, or (ii) conviction of a felony; and (b) “Good Reason” includes (i) a material reduction in his title or responsibilities, (ii) the requirement to report to anyone other than our CEO, (iii) a reduction in his base salary or material fringe benefits, (iv) a material breach by us of his employment agreement, (v) relocation of his place of work outside Manhattan, New York, unless it is within 25 miles of his current residence, or (vi) the date that is six months following a Change in Control (as described below) of WebMD or HLTH (so long as we are a subsidiary of HLTH at the time of a Change in Control of HLTH and that Mr. Vuolo remains employed by our successor or HLTH’s successor, or is terminated without Cause or resigns for Good Reason, during such six-month period).

•	For purposes of the employment agreement, a “Change in Control” would occur when: (i) any person, entity, or group acquires at least 50% of the voting power of WebMD or HLTH, (ii) there is a sale of all or substantially all of our or HLTH’s assets in a transaction where then current stockholders do not receive a majority of the voting power or equity interest in the acquiring entity or its controlling affiliates or (iii) a complete liquidation or dissolution of us or HLTH occurs.

•	The employment agreement also provides that in the event of a Change in Control of WebMD prior to the fourth anniversary of the date of grant of the stock option granted in connection with our initial public offering, as long as Mr. Vuolo remains employed for at least 6 months after the Change in Control (or is terminated without Cause or resigns for Good Reason), then such option will continue to vest through the next vesting date, whether or not Mr. Vuolo remains employed by us on such vesting date.

•	The employment agreement provides that in the event of a transaction whereby we are no longer a subsidiary of HLTH and, as a result, Mr. Vuolo is no longer providing services to HLTH, then all options to purchase HLTH’s stock granted to Mr. Vuolo will be treated as if his employment was terminated without Cause.

•	The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the second anniversary of the date employment has ceased.

•	The employment agreement is governed by the laws of the State of New York.

•	The employment agreement contains a tax gross-up provision relating to any excise tax that Mr. Vuolo incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code. Any excess parachute and related gross-up payments made to Mr. Vuolo will not be deductible for federal income tax purposes.

Mark D. Funston

HLTH is party to an employment agreement with Mark Funston entered into on November 9, 2006, at the time he was initially hired to be its Chief Financial Officer. Since August 2007, Mr. Funston has also been serving as WebMD’s Chief Financial Officer. The following is a description of Mr. Funston’s employment agreement:

•	The agreement provides for an employment period for five years from November 13, 2006.

•	Under the agreement, Mr. Funston’s annual base salary is $375,000 and Mr. Funston is eligible to receive an annual bonus of up to 50% of his annual base salary. The amount of any bonus is in the discretion of the Compensation Committee of the Board of HLTH. For 2007, Mr. Funston received a bonus of $100,000, determined by the Compensation Committee of HLTH’s Board in its discretion. See “Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2007 — Annual Cash Bonuses” above. For information regarding Mr. Funston’s equity compensation, see the “Executive Compensation Tables” above.

•	In the event of the termination of Mr. Funston’s employment by HLTH without “cause” (as described below), he would be entitled to: (i) continuation of his base salary, as severance, for one year for each year of completed service with a minimum of one year and a maximum of three years (provided that if the termination occurs following a Change in Control (as defined in the 2000 Plan), the minimum severance pay period will be two years); (ii) payment of COBRA premiums as if he were an active employee with similar coverage during the period he is receiving severance (up to 18 months); (iii) the restricted stock described above will vest and the restrictions thereon will lapse on the date of termination for that portion of the award that would have vested on the next vesting date following the termination of employment or, if such termination occurs after the second anniversary of the grant date, the next two vesting dates (to the extent not previously vested); and (iv) the option granted by HLTH at the time of his employment will continue to vest and remain outstanding through the next vesting date following the termination of employment (or, if such termination occurs following the second anniversary of the grant date, the next two vesting dates (to the extent not previously vested)). If his employment is terminated as a result of his becoming disabled or his death, he (or his estate) will be entitled to the payments and benefits as if his employment had been terminated by HLTH without cause.

•	If Mr. Funston’s employment is terminated by HLTH for “cause” or by him, he (a) would not be entitled to any further compensation or benefits and (b) would not be entitled to any additional rights or vesting with respect to the restricted stock or the stock options following the date of termination.

•	For purposes of Mr. Funston’s employment agreement, “cause” generally includes: (i) his bad faith in connection with the performance of his duties or his willful failure to follow the lawful instructions of the Chief Executive Officer, the Board or the Audit Committee of HLTH, following written notice and a 20 day period of time to remedy such failure; (ii) his engaging in any willful misconduct that is, or is reasonably likely to be, injurious to HLTH (or any of its affiliates) or which could reasonably be expected to reflect negatively upon HLTH or otherwise impair or impede its operations; (iii) his material breach of a policy of HLTH, which breach is not remedied (if susceptible to remedy) following written notice and a 20 day period of time to remedy such breach; (iv) his material breach of the employment agreement, which breach is not remedied (if susceptible to remedy) following written notice and a 20 day period of time to remedy such breach; or (v) his commission of a felony in respect of a dishonest or fraudulent act or other crime of moral turpitude.

•	The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the second anniversary of the date employment has ceased for any reason. The severance payments and other post-employment benefits due to Mr. Funston under the employment agreement are subject to Mr. Funston’s continued compliance with these covenants.

•	The employment agreement is governed by the laws of the State of New Jersey.

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

•	The employment agreement provides that Ms. Forte receives an annual base salary of $352,500 and is entitled to receive an annual bonus with a target of 35% of base salary to be determined by our Compensation Committee. For 2007, Ms. Forte received a bonus of $40,000, determined by the Compensation Committee of our Board in its discretion. In addition, the Compensation Committee approved an SBP Award of $40,000 with respect to Ms. Forte. See “Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2007 — Annual Cash Bonuses” and “— Supplemental Bonus Program (SBP)” above. For information regarding Ms. Forte’s equity compensation, see the “Executive Compensation Tables” above.

•	In the event of the termination of Ms. Forte’s employment by us without Cause or by Ms. Forte for Good Reason prior to the fourth anniversary of the effective date of the agreement, she would be entitled to continue to receive her base salary for one year following her termination, to receive any unpaid bonus for the year preceding the year in which the termination occurs, and to receive health coverage until the earlier of one year following her termination and the date upon which she receives comparable coverage under another plan. Amounts with respect to Ms. Forte’s SBP Award are payable only in accordance with the terms of the Supplemental Bonus Program Trust (see “Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2007 — Annual Cash Bonuses” and “— Supplemental Bonus Program (SBP)” above). In addition, the stock options granted in connection with our initial public offering would continue to vest through the next vesting date following the date of termination. Ms. Forte’s receipt of these severance benefits is subject to her execution of a release of claims against us and continued compliance with applicable restrictive covenants.

•	The employment agreement and the Trade Secret and Proprietary Information Agreement described below are each governed by the laws of the State of New York.

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

Martin J. Wygod

On August 3, 2005, HLTH amended and restated the employment agreement, dated October 8, 2001, with Martin J. Wygod. The agreement was further amended on February 1, 2006. Under the amended agreement, Mr. Wygod serves as HLTH’s Chairman of the Board, and also serves as Chairman of the Board of WebMD. In these positions, Mr. Wygod focuses on the overall strategy, strategic relationships and transactions intended to create long-term value for stockholders. He is also currently serving as Acting Chief Executive Officer of HLTH. The following is a description of Mr. Wygod’s amended employment agreement:

•	The employment agreement provides for an employment period through August 3, 2010.

•	Under the employment agreement, Mr. Wygod received an annual base salary of $1.26 million, for his services as Chairman of the Board of HLTH, until the completion of WebMD’s initial public offering; when the initial public offering was completed in September 2005, Mr. Wygod’s base salary was reduced to $975,000 per year. The amount of any bonus is in the discretion of the Compensation Committee of the Board of HLTH. For 2007, Mr. Wygod received an annual bonus of $520,000 from HLTH. See “Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2007 — Annual Cash Bonuses” above. For information regarding Mr. Wygod’s equity compensation, see the “Executive Compensation Tables” above.

•	In the event of termination of Mr. Wygod’s employment by HLTH without “Cause” (as described below) or by Mr. Wygod for “Good Reason” (as described below), Mr. Wygod would become a consultant for HLTH and would be entitled to receive his salary, at the rate then in effect, and continuation of benefits until the later of (i) two years following such termination or (ii) August 3, 2010. In addition, all options, or other forms of equity compensation, granted to Mr. Wygod by HLTH or any of its affiliates (which would include WebMD) that have not vested prior to the date of termination would become vested as of the date of termination and, assuming there has not been a “Change in Control” of HLTH or of WebMD (as described below), would continue to be exercisable as long as he remains a consultant (or longer if the plan or agreement expressly provided). The amount of past bonuses would not be included in the calculation of the amount of Mr. Wygod’s severance payments. In the event that Mr. Wygod’s employment is terminated due to death or disability, he or his estate would receive the same benefits as described above. For purposes of the employment agreement:

(a)	“Cause” includes a final court adjudication that Mr. Wygod (i) committed fraud or a felony directed against HLTH (or its affiliates) relating to his employment, or (ii) materially breached any of the material terms of the employment agreement; and

(b)	“Good Reason” includes the following conditions or events: (i) a material reduction in title or responsibility that remains in effect for 30 days after written notice, (ii) a final court adjudication that HLTH materially breached any material provisions of the employment agreement, (iii) failure to serve on HLTH’s Board or the Executive Committee of HLTH’s Board, or (iv) the occurrence of a “Change in Control” (as described below) of HLTH.

•	The employment agreement provides that in the event there is a Change in Control of HLTH, all outstanding options and other forms of equity compensation (including equity compensation granted by WebMD) would become immediately vested on the date of the Change in Control and, if following the Change in Control, Mr. Wygod’s employment terminates for any reason other than Cause, they would continue to be exercisable until the tenth anniversary of the applicable date of grant. A Change in Control of HLTH is also an event that constitutes Good Reason for purposes of a termination by Mr. Wygod. In the event there is a Change in Control of WebMD, any portion of Mr. Wygod’s equity that relates to WebMD will fully vest and become exercisable on the date of such event, and if following such event, Mr. Wygod’s engagement with WebMD is terminated for any reason other than cause, such equity will remain outstanding until the expiration of its original term. For purposes of the employment agreement:

(a)	a “Change in Control” of HLTH includes (i) a change in the majority of the Board of Directors of HLTH without the consent of the incumbent directors, (ii) any person or entity becoming the beneficial owner of 25% or more of the voting shares of HLTH and the Compensation Committee determining that such transaction constitutes a change in control, taking into consideration all relevant facts, (iii) consummation of a reorganization, merger or similar transaction as a result of which HLTH’s stockholders prior to the consummation of the transaction no longer represent 50% of the voting power and (iv) consummation of a sale of all or substantially all of HLTH’s assets; and

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

provided that no public offering nor any split-off, spin-off, stock dividend or similar transaction as a result of which the voting securities of WebMD are distributed to HLTH’s stockholders will constitute a Change in Control of WebMD or HLTH.

•	In the event Mr. Wygod terminates his engagement with WebMD for “Good Reason” (as described in the following sentence), WebMD Restricted Stock and options to purchase WebMD Class A Common Stock granted to him will fully vest and become exercisable on the date his engagement terminates and will remain exercisable for the period beginning on such date and ending on the later of two years following such termination or August 3, 2010. For the purposes of a termination of Mr. Wygod’s engagement with WebMD by him, “Good Reason” means a material reduction in Mr. Wygod’s title or responsibilities as Chairman of the Board of WebMD.

•	In the event that Mr. Wygod’s employment with HLTH is terminated for any reason, but he remains Chairman of the Board of WebMD, WebMD will have no obligation to pay a salary to Mr. Wygod.

•	The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that continue until the second anniversary of the date his employment has ceased.

•	The employment agreement contains a tax gross-up provision relating to any excise tax that Mr. Wygod incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code. Any excess parachute payments and related tax gross-up payments made to Mr. Wygod will not be deductible for federal income tax purposes.

Director Compensation

For information regarding the compensation of our non-employee directors, please see Item 10 above under the heading “Non-Employee Director Compensation,” which is hereby incorporated by reference in this Item 11. Employees of HLTH who serve on our Board of Directors do not receive additional compensation for Board service.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of WebMD Class A Common Stock, as of April 15, 2008 (except where otherwise indicated), by each person or entity known by us to beneficially own more than 5% of our Class A Common Stock, by each of our directors, by each of our Named Executive Officers and by all of our directors and executive officers as a group. This table also provides information with respect to the beneficial ownership of WebMD Class B Common Stock (all of which is owned by HLTH) taken together with WebMD Class A Common Stock. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons listed in the table below have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them. Unless otherwise indicated, the address of each of the beneficial owners identified is c/o WebMD Health Corp., 111 Eighth Avenue, New York, NY 10011.

						Percent of
	Class A		Percent of	Class B		Total Class A
Name and Address of Beneficial	Common		Class A	Common	Total	and Class B
Owner	Stock(1)		Outstanding(2)	Stock(3)	Shares	Outstanding(2)

HLTH Corporation	48,100,000	(2)	83.6%	48,100,000	48,100,000	83.6%
669 River Drive, Center 2 Elmwood Park, NJ 07407
FMR Corp.(4) 82 Devonshire Street Boston, Massachusetts 02109	1,550,697		16.4%	—	1,550,697	2.7%
Vanguard(5) 100 Vanguard Blvd. Malvern, PA 19355	483,521		5.1%	—	483,521	*
Mark J. Adler, M.D.	28,903	(6)	*	—	28,903	*
Neil F. Dimick	33,637	(7)	*	—	33,637	*
Nan-Kirsten Forte	22,502	(8)	*	—	22,502	*
Mark D. Funston	—		*	—	—	*
Wayne T. Gattinella	184,600	(9)	1.9%	—	184,600	*
Jerome C. Keller	34,359	(10)	*	—	34,359	*
James V. Manning	72,555	(11)	*	—	72,555	*
Abdool Rahim Moossa, M.D.	29,767	(12)	*	—	29,767	*
Stanley S. Trotman, Jr.	54,601	(13)	*	—	54,601	*
Anthony Vuolo	144,900	(14)	1.5%	—	144,900	*
Martin J. Wygod	550,207	(15)	5.8%	—	550,207	*
All executive officers and directors as a group (15 persons)	1,396,792		14.0%	—	1,396,792	2.4%

*	Less than 1%.

(1)	Beneficial ownership is determined under the rules and regulations of the SEC, which provide that shares of Common Stock that a person has the right to acquire within 60 days are deemed to be outstanding and beneficially owned by that person for the purpose of computing the total number of shares beneficially owned by that person and the percentage ownership of that person. However, those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Accordingly, the amounts set forth below include shares of WebMD Class A Common Stock that such person has the right to acquire pursuant to options that are currently exercisable or that will be exercisable within 60 days of April 15, 2008 (which we refer to in this table as Option Shares). The amount of Option Shares, if any, held by each person is indicated in the footnotes below. In addition, the amounts set forth below include shares of WebMD Restricted Stock, which are subject to vesting requirements based on continued employment, in the respective amounts stated in the footnotes below. Holders of WebMD Restricted Stock have voting power, but not dispositive power, with respect to unvested shares of WebMD Restricted Stock. For information regarding the vesting schedules of the WebMD Restricted Stock, see “Executive Compensation — Summary Compensation Table” and “Compensation of Non-Employee Directors” above.

(2)	Shares of Class B Common Stock are convertible, at the option of the holder, on a one-for-one basis for Class A Common Stock. Accordingly, under the rules and regulations of the SEC, which provide that shares of common stock that a person has the right to acquire within 60 days are deemed to be outstanding and beneficially owned by that person for the purpose of computing the total number of shares beneficially owned by that person and the percentage ownership of that person, HLTH is the beneficial owner of 48,100,000 shares of Class A Common Stock, which would represent 83.6% of the outstanding Class A Common Stock on that basis. However, those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person, each of which is based on the total number of shares of our outstanding Class A Common Stock which, as of April 15, 2008, was 9,455,423 (including unvested shares of WebMD Restricted Stock). The column entitled “Percent of Total Class A and Class B Outstanding” provides information on each listed holder’s percentage ownership of the total number of shares of our outstanding common stock which, as of April 15, 2008, was 57,555,423 (including unvested shares of WebMD Restricted Stock).

(3)	Since each share of Class B Common Stock is entitled to five votes per share and each share of Class A Common Stock is entitled to one vote per share, HLTH controls, through its ownership of Class B Common Stock, approximately 96.2% of the combined voting power of the outstanding common stock of WebMD.

(4)	The information shown is as of December 31, 2007 and is based upon information disclosed by FMR Corp., Fidelity Management and Research Company, Fidelity Growth Company Fund and Edward C. Johnson, 3d in a Schedule 13G filed with the SEC. Such persons reported that FMR Corp. and the other members of the filing group had, as of December 31, 2007, sole power to dispose of or to direct the disposition of 1,550,697 shares of WebMD Class A Common Stock and sole power to vote or to direct the vote of 400 shares of WebMD Class A Common Stock. Sole power to vote the other shares of WebMD Class A Common Stock beneficially owned by the filing group resides in the respective boards of trustees of the funds that have invested in the shares. The interest of Fidelity Aggressive Growth Fund, an investment company registered under the Investment Company Act of 1940, amounted to 935,206 shares of WebMD Class A Common Stock as of December 31, 2007.

(5)	The information shown is as of December 31, 2007 and is based upon information disclosed by The Vanguard Group, Inc. (“Vanguard Group”) in a Schedule 13G filed with the SEC. Vanguard Group reported that it had, as of December 31, 2007, sole power to dispose of or to direct the disposition of 483,521 shares of WebMD Class A Common Stock and sole power to vote or to direct the vote of 10,764 shares of WebMD Class A Common Stock (voting of which is directed by Vanguard Fiduciary Trust Company, a wholly owned subsidiary of Vanguard Group as a result of it serving as investment manager of collective trust accounts).

(6)	Represents 10,203 shares of Class A Common Stock and 16,500 Option Shares held by Dr. Adler and 2,200 unvested shares of WebMD Restricted Stock granted to Dr. Adler.

(7)	Represents 14,973 shares of Class A Common Stock and 16,500 Option Shares held by Mr. Dimick and 2,200 unvested shares of WebMD Restricted Stock granted to Mr. Dimick.

(8)	Represents 8,752 shares of Class A Common Stock held by Ms. Forte and 13,750 unvested shares of WebMD Restricted Stock granted to Ms. Forte.

(9)	Represents 47,100 shares of Class A Common Stock and 110,000 Option Shares held by Mr. Gattinella and 27,500 unvested shares of WebMD Restricted Stock granted to Mr. Gattinella.

(10)	Represents 15,659 shares of Class A Common Stock and 16,500 Option Shares held by Mr. Keller and 2,200 unvested shares of WebMD Restricted Stock granted to Mr. Keller.

(11)	Represents 53,855 shares of Class A Common Stock and 16,500 Option Shares held by Mr. Manning and 2,200 unvested shares of WebMD Restricted Stock granted to Mr. Manning.

(12)	Represents 11,067 shares of Class A Common Stock and 16,500 Option Shares held by Dr. Moossa and 2,200 unvested shares of WebMD Restricted Stock granted to Dr. Moossa.

(13)	Represents 20,401 shares of Class A Common Stock and 16,500 Option Shares held by Mr. Trotman, 15,500 shares of Class A Common Stock held by the Stanley S. Trotman, Jr. Irrevocable Trust and 2,200 unvested shares of WebMD Restricted Stock granted to Mr. Trotman.

(14)	Represents 34,900 shares of Class A Common Stock and 88,000 Option Shares held by Mr. Vuolo and 22,000 unvested shares of WebMD Restricted Stock granted to Mr. Vuolo.

(15)	Represents 401,186 shares of Class A Common Stock and 110,000 Option Shares held by Mr. Wygod, 4,000 shares of Class A Common Stock held by The Emily Wygod Trust u/t/a/d 12-31-1987 (as to which shares, Mr. Wygod disclaims beneficial ownership), 3,521 shares of Class A Common Stock held by The Max Wygod Trust u/t/a/d 12-31-1987 (as to which shares, Mr. Wygod disclaims beneficial ownership), 4,000 shares of Class A Common Stock held by the Rose Foundation, Inc., a private charitable foundation of which Mr. Wygod is a trustee and shares voting and dispositive power, and 27,500 unvested shares of WebMD Restricted Stock granted to Mr. Wygod.

Equity Compensation Plan Information

The following table contains certain information, as of December 31, 2007, about our equity compensation plans.

			(c)
	(a)	(b)	Number of securities
	Number of securities to be	Weighted-average	remaining available for
	issued upon exercise of	exercise price of	future issuance under equity
	outstanding options,	outstanding options,	compensation plans
	warrants and	warrants	(excluding securities
Plan category(1)	rights	and rights	reflected in column (a))

Equity compensation plans approved by security holders	4,822,886	$27.03	2,701,478
Equity compensation plans not approved by security holders(2)	197,665	$40.60	—

Total	5,020,551	$27.56	2,701,478

(1)	This table does not include equity plans of HLTH providing for options to purchase shares of HLTH Common Stock and shares of HLTH Restricted Stock. For information regarding those equity compensation plans, see Note 13 to the Consolidated Financial Statements included this Annual Report.

(2)	The plan included in this category is the WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC, which did not require approval of our stockholders under applicable law and Nasdaq rules. We refer to that Plan as the Subimo Plan. A description of the Subimo Plan follows this table.

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

Director Independence

Our Board of Directors has delegated to the Governance & Compliance Committee of the Board the authority to make determinations regarding the independence of members of the Board. The Governance & Compliance Committee has determined that Drs. Adler and Moossa, and Messrs. Dimick, Keller, Manning and Trotman (all six of our non-employee directors) are “independent” in accordance with the published listing requirements of the Nasdaq Global Select Market applicable generally to members of our Board and, with respect to the committees of our Board on which they serve, those applicable to the specific committees. Messrs. Gattinella and Wygod, as officers of our company, are not independent.

The Nasdaq independence definition includes a series of objective tests, including one that requires a three year period to have elapsed since employment by the listed company and other tests relating to specific types of transactions or business dealings between a director (or persons or entities related to the director) and the listed company. In addition, as further required by the Nasdaq Marketplace Rules, the Governance & Compliance Committee of our Board has made a subjective determination as to each non-employee director that no relationships exist which, in the opinion of the Governance & Compliance Committee, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In considering whether Mr. Manning qualified as “independent,” the Governance & Compliance Committee considered that (1) he had previously served as an executive officer of a predecessor of HLTH, more than nine years ago and (2) he and Mr. Wygod both serve as trustees of the WebMD Health Foundation, Inc., a charitable foundation. In considering whether Mr. Keller qualified as “independent,” the Governance & Compliance Committee considered the fact that he had previously served as an employee of HLTH for a short period, more than four years ago. Each member of the Governance & Compliance Committee abstained from voting with respect to his own independence.

Transactions with HLTH

This section describes the material provisions of agreements between HLTH (or one of its subsidiaries other than WebMD and its subsidiaries) and WebMD (or one of its subsidiaries). For additional information regarding the financial terms of certain of these agreements and charges from WebMD to HLTH and from HLTH to WebMD under certain of these agreements and certain predecessor arrangements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Transactions with HLTH” in Item 7 of this Annual Report and Note 5 to the Consolidated Financial Statements included in this Annual Report.

Merger Agreement

For information regarding the Merger Agreement entered into between HLTH and WebMD, see “Business — Introduction — Recent Developments — HLTH Merger” in Item 1 of this Annual Report, which is incorporated by reference in this Item 13. If the HLTH Merger is completed, WebMD and HLTH would become one company and the other agreements described in this section would no longer be in effect.

Services Agreement

We have entered into a Services Agreement with HLTH pursuant to which we are charged for specified services provided to us by HLTH. Under the Services Agreement, HLTH receives an amount that reasonably approximates its cost of providing services to us. The services that HLTH provides to us include certain administrative services, including services relating to payroll, accounting, tax planning and compliance, employee benefit plans, legal matters and information processing. In addition, we reimburse HLTH for an allocated portion of certain expenses that HLTH incurs for outside services and similar items, including insurance and audit fees, outside personnel, facilities costs, professional fees, software maintenance fees and telecommunications costs. HLTH has agreed to make the services available to us for a term of up to 5 years following our initial public offering. However, we are not required, under the Services Agreement, to continue to obtain services from HLTH. In the event we wish to receive those services from a third party or provide them internally, we have the option to terminate services, in whole or in part, at any time we choose to do so, generally by providing, with respect to the specified services or groups of services, 60 days’ notice and, in some cases, paying a termination fee of not more than $30,000 to cover costs of HLTH relating to the termination. HLTH has the option to terminate the services that it provides to us, in whole or in part, if it ceases to provide such services for itself, upon at least 180 days’ written notice to us. We paid HLTH approximately $3,340,000 under the Services Agreement in 2007.

Registration Rights Agreement

We have entered into a Registration Rights Agreement with HLTH, which requires us to use our reasonable best efforts, upon HLTH’s request, to register under the applicable federal and state securities laws any of the shares of our equity securities owned by HLTH for sale in accordance with HLTH’s intended method of disposition, and to take such other actions as may be necessary to permit the sale in other jurisdictions, subject to specified limitations. HLTH has the right to include the shares of our equity securities it beneficially owns in other registrations of these equity securities we initiate. We are required to pay all expenses incurred in connection with each registration, excluding underwriters’ discounts, if any. Subject to specified limitations, the registration rights are assignable by HLTH and its assignees. The Registration Rights Agreement contains customary indemnification and contribution provisions.

Tax Sharing Agreement

We are a party to a Tax Sharing Agreement with HLTH that governs the respective rights, responsibilities, and obligations of HLTH and us with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding taxes and related tax returns. In general, the Tax Sharing Agreement does not require HLTH or us to reimburse the other party to the extent of any net tax savings realized by the consolidated group, as a result of the group’s utilization of our or HLTH’s attributes, including net operating losses, during the period of consolidation. However, under the Tax Sharing Agreement, HLTH has agreed to compensate us for any use of our net operating losses that may result from certain extraordinary transactions. Specifically, the Tax Sharing Agreement provides that, if HLTH or any corporation that is controlled, directly or indirectly, by HLTH, other than WebMD or its subsidiaries, has income or gain from the sale of assets (including a subsidiary) outside the ordinary course of business, extinguishment of debt or other extraordinary transaction (“Extraordinary Gains”), HLTH will make a payment to WebMD and its subsidiaries (collectively, the “WebMD Subgroup”) equal to 35% of the amount of the WebMD Subgroup’s net operating losses (“NOLs”) that are absorbed in the consolidated tax return as a result of the incurrence of such Extraordinary Gains. Under the Tax Sharing Agreement, HLTH reimbursed us approximately $150 million with respect to the EPS Sale and the 2006 EBS Sale. On February 11, 2008, HLTH announced the 2008 EBS Sale, pursuant to which it sold its 48% minority interest in EBS to an affiliate of General Atlantic LLC and investment funds management by Hellman & Friedman LLC. The sale price was $575 million in cash. HLTH expects to recognize a taxable gain on this transaction and expects to utilize a portion of its federal NOL carryforward to offset a portion of the tax liability resulting from this transaction. The amount of the utilization of the NOL carryforward and of the related reimbursement to WebMD are dependent on numerous factors and cannot be determined at this time. Notwithstanding the foregoing, under the Merger Agreement, HLTH and WebMD have agreed that, if the HLTH Merger is consummated, none of the income or gain attributable to the 2008 EBS Sale or the divestiture of ViPS or Porex shall be treated as “Extraordinary Gain” and, accordingly, no reimbursement shall be required.

We have agreed in the Tax Sharing Agreement that we will not knowingly take or fail to take any action that could reasonably be expected to preclude HLTH’s ability to undertake a split-off or spin-off on a tax-free basis. We also have agreed that, in the event that HLTH decides to undertake a split-off or spin-off of our capital stock to HLTH’s shareholders, we will enter into a new Tax Sharing Agreement with HLTH that will set forth the parties’ respective rights, responsibilities and obligations with respect to any such split-off or spin-off.

Beneficial ownership of at least 80% of the total voting power and value of our capital stock is required in order for HLTH to continue to include the WebMD Subgroup in its consolidated group for federal income tax purposes. It is the present intention of HLTH to continue to file a single consolidated federal income tax return with its eligible subsidiaries. Each member of the consolidated group for federal income tax purposes will be jointly and severally liable for the federal income tax liability of each other member of the consolidated group. Accordingly, although the Tax Sharing Agreement allocates tax liabilities between WebMD and HLTH during the period in which WebMD is included in the consolidated group of HLTH, we could be liable for the federal income tax liability of any other member of the consolidated group in the event any such liability is incurred and not discharged by such other member. The Tax Sharing Agreement provides, however, that HLTH will indemnify WebMD to the extent that, as a result of being a member of the consolidated group of HLTH, WebMD becomes liable for the federal income tax liability of any other member of the consolidated group, other than the WebMD Subgroup. Correspondingly, the Tax Sharing Agreement requires us to indemnify HLTH and the other members of the consolidated group with respect to our federal income tax liability. Similar principles generally will apply for income tax purposes in some state, local and foreign jurisdictions.

Indemnity Agreement

We have entered into an Indemnity Agreement with HLTH, under which we and HLTH have agreed to indemnify each other with respect to some matters. We have agreed to indemnify HLTH against liabilities arising from or based on:

•	the operations of our business;

•	any material untrue statements or omissions in the Prospectus included in the IPO Registration Statement, other than material untrue statements or omissions contained in or pertaining to information relating solely to HLTH; and

•	guarantees or undertakings made by HLTH to third parties in respect of our liabilities or obligations or those of our subsidiaries.

HLTH has agreed to indemnify us against liabilities arising from or based on:

•	the operations of HLTH’s business;

•	any material untrue statements or omissions in the Prospectus included in the IPO Registration Statement, other than material untrue statements or omissions contained in or pertaining to information relating solely to us; and

•	certain pre-existing legal proceedings.

The agreement contains provisions governing notice and indemnification procedures.

Intellectual Property License Agreement

The Intellectual Property License Agreement governs certain rights, responsibilities, and obligations of HLTH and us with respect to the name “WebMD” and related intellectual property that HLTH had used. Under the Intellectual Property License Agreement, HLTH transferred any right it may have to the name “WebMD” and the related intellectual property to our company prior to the completion of our initial public offering.

Private Portals License

HLTH has licensed our private portal health and benefits management services for use by its employees and the employees of its other subsidiaries for a period of three years, through June 30, 2008. The fees payable by HLTH to us for this license for 2007 were approximately $250,000.

Product Development, Marketing and Related Arrangements

On January 31, 2006, HLTH and WebMD entered into agreements to support each other’s product development and marketing of certain product lines. The parties agreed that WebMD would, in general,

manage the product development and marketing of HLTH’s and WebMD’s product lines in the following areas:

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

The agreements provided that HLTH could continue to develop and market products and services principally provided for internal use by healthcare payers. The provisions of these agreements applicable solely to relationships between HLTH and WebMD have been terminated. However, in connection with the EPS Sale and the 2006 EBS Sale and 2008 EBS Sale, separate agreements were entered into with EPS and EBS with respect to certain matters under those agreements, and the separate agreements continue in effect with respect to the following products and services:

•	EPS has agreed to continue its relationship with WebMD to exclusively integrate WebMD’s personal health record with EPS’s clinical products, including EPS’s electronic medical record.

•	EBS has agreed to continue its strategic relationship with WebMD and to offer WebMD the opportunity to provide EBS with External Clinical Quality Applications and Consumer Directed Applications subject to mutual agreement on certain terms. In addition, if WebMD determines to pursue a Consumer Directed Application for the financial administration of the patient encounter, such as clinical messaging or a personal financial record, and requests EBS to assist WebMD in that regard, WebMD and EBS have agreed to use reasonable efforts to integrate and market such applications. In addition, EBS agreed to license certain de-identified data to HLTH for use in the development and commercialization of certain applications.

Other Business Arrangements with HLTH

We have in the past entered into, and may from time to time in the future enter into, other ordinary course business arrangements with HLTH or its subsidiaries that are not material to either company and may not be the subject of any ongoing contract. For example, from time to time, HLTH has advertised some of its products and services on our physician portals. In addition, from time to time, WebMD and ViPS have worked together on projects or provided services to each other.

Other Related Party Transactions

HLTH was reimbursed approximately $278,000 and $255,000 for 2007 and 2006, respectively, by Martin J. Wygod (who serves as its Chairman of the Board and as our Chairman of the Board), and a corporation that he controls, for personal use of certain of HLTH’s staff and office facilities and for the personal portion of certain travel expenses.

Affiliates of FMR Corp. provide services to HLTH in connection with the HLTH 401(k) Savings and Employee Stock Ownership Plan and the Porex 401(k) Savings Plan. FMR Corp. beneficially owned, based on its holdings as of December 31, 2007, shares representing approximately 13.6% of HLTH’s outstanding Common Stock and approximately 16.5% of the outstanding WebMD Class A Common Stock. The aggregate amount charged to HLTH for these services was approximately $37,000 for 2007 and approximately $82,000 for 2006. In 2004, we entered into an agreement with Fidelity Human Resources Services Company LLC (“FHRS”) (formerly known as Fidelity Employer Services Company LLC), an affiliate of FMR Corp., to integrate WebMD’s private portals product into the services FHRS provides to its clients. FHRS provides human resources administration and benefit administration services to employers. WebMD recorded revenue of $10,362,000 in 2007 and $7,802,000 in 2006 related to the FHRS agreement, and $1,544,000 and $2,145,000, respectively, were included in accounts receivable, related to the FHRS agreement, as of December 31, 2007 and December 31, 2006. For additional information, see “Our Online Services — Private Portals — Relationship with Fidelity Human Resources Services Company LLC” in Item 1 of this Annual Report and Note 7 to the Consolidated Financial Statements included in this Annual Report.

Audit Committee Review of Related Party Transactions

Under our company’s Code of Business Conduct, directors and executive officers are required to disclose to our General Counsel or our Compliance Officer any transactions or relationships they are involved in that present or may present a conflict of interest with our company, including those that would be required to be disclosed as a related party transaction under applicable SEC rules. Under our Code of Business Conduct and the Audit Committee Charter, the Audit Committee has authority to determine whether to approve or ratify such transactions and relationships on behalf of our company, other than transactions between HLTH and WebMD which, as described below, are overseen by the Related Parties Committee of the Board. The Audit Committee considers whether to ratify or approve such transactions and relationships on a case-by-case basis, rather than pursuant to a general policy.

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

In the case of transactions and relationships between WebMD and HLTH, our Board has delegated ongoing authority to ratify, approve and monitor them to the Related Parties Committee of the Board. See “Corporate Governance — Committees of the Board of Directors — Related Parties Committee” in Item 10 above. The Related Parties Committee of the WebMD Board consists solely of non-employee directors who are not also directors of HLTH. HLTH has a similar committee with authority to ratify, approve and monitor those transactions and relationships on its behalf, consisting solely of non-employee directors who are not also directors of WebMD.

Item 14.	Principal Accountant Fees and Services

In addition to retaining Ernst & Young LLP to audit our consolidated financial statements for 2007 and 2006 and to review our quarterly financial statements during those years, we retained Ernst & Young to provide certain related services. The fees for Ernst & Young’s services to WebMD were:

Type of Fees	2007	2006

Audit Fees	$850,000	$1,057,667
Audit-Related Fees	—	—
Tax Fees	9,990	9,990
All Other Fees	—	—

Total Fees	$859,990	$1,067,657

In the above table, in accordance with applicable SEC rules:

•	“audit fees” include: (a) fees billed for professional services (i) for the audit of the consolidated financial statements included in our Annual Report on Form 10-K for that fiscal year, and (ii) for review of the consolidated financial statements included in our Quarterly Reports on Form 10-Q filed during that fiscal year; (b) fees billed for the audit of internal control over financial reporting and, for 2006, of management’s assessment of internal control over financial reporting; and (c) fees billed for services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements for that year;

•	“tax fees” for 2006 and 2007 consisted of fees for assistance in the preparation of certain tax returns.

None of these services was provided pursuant to a waiver of the requirement that such services be pre-approved by the Audit Committee of our Board of Directors. The Audit Committee has determined that the provision by Ernst & Young of non-audit services to us in 2007 is compatible with Ernst & Young maintaining their independence.

The Audit Committee considers whether to pre-approve permissible non-audit services and fees on a case-by-case basis, rather than pursuant to a general policy, with the exception of acquisition-related due diligence engagements, which have been pre-approved by the Audit Committee and are subject to monitoring by the Chairman of the Audit Committee. To ensure prompt handling of unexpected matters, the Audit Committee has delegated to its Chairman the authority to pre-approve permissible non-audit services and fees and to amend or modify pre-approvals that have been granted by the entire Audit Committee. A report of any such actions taken by the Chairman is provided to the Audit Committee at the next Audit Committee meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 29th day of April, 2008.

WebMD Health Corp.

By:	/s/ Mark D. Funston
Mark D. Funston
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Description

2	.1*	Asset Purchase Agreement, dated as of October 31, 2005, among Conceptis Technologies Inc., WebMD, Inc., and Maple Leaf Medical Media, Inc. (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)
2	.2*	Agreement and Plan of Merger, dated as of January 17, 2006, among the Registrant, ME Omaha, Inc., eMedicine.com, Inc., and Lilian Shackelford Murray, as Stockholders’ Representative (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2006)
2	.3*	Agreement and Plan of Merger, dated as of April 13, 2006, among Summex Corporation, the Registrant, and FFGM, Inc. (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 19, 2006)
2	.4*	Asset Purchase Agreement, dated as of July 19, 2006, among June Plum, Inc. (a wholly owned subsidiary of the Registrant), Medsite, Inc., Medsite Acquisition Corp., MedsiteCME, LLC and Medsite Pharmaceutical Services, LLC (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 25, 2006)
2	.5*	Unit Purchase Agreement, dated as of November 2, 2006, by and among WebMD Health Corp., Subimo, LLC and the Sellers referred to therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on November 8, 2006)
2	.6*	Agreement and Plan of Merger, dated as of February 20, 2008, between HLTH Corporation and the Registrant (incorporated by reference to Exhibit 2.1 to Amendment No. 1, filed on February 25, 2008, to the Current Report on Form 8-K filed by the Registrant on February 21, 2008)
3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form 8-A filed by the Registrant on September 29, 2005 (which we refer to as the “Form 8-A”))
3.2		Amended and Restated Bylaws of Registrant (incorporated by reference to the Current Report on Form 8-K filed by the Registrant on December 17, 2007)
4.1		Specimen Certificate evidencing shares of the Registrant’s Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-124832) (which we refer to as the “IPO Registration Statement”))
4.2		Form of Registration Rights Agreement between HLTH Corporation (formerly known as HLTH Corporation) (“HLTH”) and the Registrant (incorporated by reference to Exhibit 4.2 to the IPO Registration Statement)
10.1		Amended and Restated Tax Sharing Agreement between the Registrant and HLTH (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed on February 16, 2006)
10.2		Services Agreement between HLTH and the Registrant (incorporated by reference to Exhibit 10.2 to the IPO Registration Statement)
10.3		Indemnity Agreement between HLTH and the Registrant (incorporated by reference to Exhibit 10.3 to the IPO Registration Statement)
10.4		Intellectual Property License Agreement between HLTH and the Registrant (incorporated by reference to Exhibit 10.4 to the IPO Registration Statement)
10.5		Contribution, Assignment and Assumption Agreement, dated as of September 6, 2005, by and between HLTH and the Registrant (incorporated by reference to Exhibit 10.5 to the IPO Registration Statement)
10.6		Private Portal Services Agreement between HLTH and WebMD, Inc. (incorporated by reference to Exhibit 10.6 to the IPO Registration Statement)
10.7		Content License Agreement between HLTH and WebMD, Inc. (incorporated by reference to Exhibit 10.7 to the IPO Registration Statement)
10.8		Form of Database Agreement between HLTH and WebMD, Inc. (incorporated by reference to Exhibit 10.8 to the IPO Registration Statement)

Exhibit No.		Description

10.9		Form of Indemnification Agreement to be entered into by the Registrant with its directors and officers (incorporated by reference to Exhibit 10.9 to the IPO Registration Statement)
10	.10**	Amended and Restated Employment Agreement, dated as of August 3, 2005, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2005)
10	.11**	Employment Agreement, dated as of April 28, 2005, between WebMD, Inc. and Wayne T. Gattinella (incorporated by reference to Exhibit 99.1 to HLTH’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2005)
10	.12**	Amended and Restated Employment Agreement, dated as of July 14, 2005, between WebMD Health Corp. and Anthony Vuolo (incorporated by reference to Exhibit 99.2 to HLTH’s Current Report on Form 8-K, as amended, filed with the Securities and Exchange Commission on July 19, 2005)
10	.13**	Employment Agreement between WebMD Health Holdings, Inc. and Douglas W. Wamsley (incorporated by reference to Exhibit 10.15 to the IPO Registration Statement)
10	.14**	Employment Agreement between WebMD Health Holdings, Inc. and Nan-Kirsten Forte (incorporated by reference to Exhibit 10.16 to the IPO Registration Statement)
10	.15**	Employment Agreement between WebMD Health Holdings, Inc. and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.17 to the IPO Registration Statement)
10	.16**	Employment Agreement between WebMD Health Holdings, Inc. and Craig Froude (incorporated by reference to Exhibit 10.18 to the IPO Registration Statement)
10.17		Letter, dated February 2, 2007, executed by HLTH Corporation and the Registrant (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2007)
10	.18**	Form of Amendment to HLTH Corporation’s Equity Compensation Plans and Stock Option Agreements (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by HLTH Corporation on November 9, 2006)
10	.19**	Amended and Restated Stock Option Agreement dated August 21, 2000 between HLTH (as successor to Medical Manager Corporation) and Martin J. Wygod (incorporated by reference to Exhibit 10.21 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Amendment No. 1 on Form 10-K/A)
10	.20**	Stock Option Agreement between HLTH and Wayne Gattinella dated August 20, 2001 (incorporated by reference to Exhibit 4.8 to HLTH’s Registration Statement on Form S-8 (No. 333-888420) filed May 16, 2002)
10	.21**	Form of Amended and Restated Stock Option Agreement dated August 21, 2000, between HLTH (as successor to Medical Manager Corporation) and Anthony Vuolo (incorporated by reference to Exhibit 10.54 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10	.22**	Amended and Restated HLTH 1996 Stock Plan (incorporated by reference to Exhibit 10.8 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)
10	.23**	HLTH Amended and Restated 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.27 to HLTH’s Registration Statement on Form S-8 (No. 333-47250) filed October 4, 2000)
10	.24**	Amended and Restated HLTH Corporation 2000 Long-Term Incentive Plan (incorporated by reference from Annex E to the HLTH Corporation’s Proxy Statement for its 2006 Annual Meeting filed on August 14, 2006)
10	.25**	Amended and Restated WebMD Health Corp. 2005 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter filed on November 9, 2007)
10	.26**	Amended and Restated 1989 Class A Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 10.1 to Synetic, Inc.’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)

Exhibit No.		Description

10	.27**	Amended and Restated 1989 Class B Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 10.2 to Synetic, Inc.’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)
10	.28**	1991 Director Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-46640) filed March 24, 1992)
10	.29**	CareInsite, Inc. 1999 Officer Stock Option Plan (incorporated by reference to Exhibit 10.18 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)
10	.30**	CareInsite, Inc. 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)
10	.31**	HLTH 2001 Employee Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.46 to HLTH’s Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10	.32**	Amended and Restated 1991 Special Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.3 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10	.33**	Amendment to the Company Stock Option Plans of Medical Manager Corporation and CareInsite, Inc. (incorporated by reference to Exhibit 99.28 to HLTH’s Registration Statement on Form S-8 (No. 333-47250) filed October 4, 2000)
10.34		Healtheon/WebMD Media Services Agreement, dated January 26, 2000, between HLTH, Eastrise Profits Limited and Fox Entertainment Group, Inc. (incorporated by reference to Exhibit 10.5 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
10.35		Amendment dated February 15, 2001 to Healtheon/WebMD Media Services Agreement, dated January 26, 2000, among HLTH, Eastrise Profits Limited and Fox Entertainment Group, Inc. (incorporated by reference to Exhibit 10.2 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
10	.36**	WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (incorporated by reference from Exhibit 10.2 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2006)
10.37		Agreement of Lease, dated as of June 30, 2004, between III Chelsea Commerce LP and WebMD, Inc. (incorporated by reference to Exhibit 10.45 to the IPO Registration Statement)
10.38		First Amendment to the Lease Agreement, dated as of December 21, 2004, between III Chelsea Commerce LP and WebMD, Inc. (incorporated by reference to Exhibit 10.46 to the IPO Registration Statement)
10	.39†	Services Agreement, dated as of February 12, 2004, between WebMD, Inc. and Fidelity Human Resources Services Company LLC (f/k/a Fidelity Employer Services Company LLC) (incorporated by reference to Exhibit 10.47 to the IPO Registration Statement)
10	.40**	Form of Restricted Stock Agreement between the Registrant and the Employees (incorporated by reference to Exhibit 10.48 to the IPO Registration Statement)
10	.41**	Form of Restricted Stock Agreement between the Registrant and the Non-Employee Directors (incorporated by reference to Exhibit 10.49 to the IPO Registration Statement)
10	.42**	Form of Non-Qualified Stock Option Agreement between the Registrant and Employees (incorporated by reference to Exhibit 10.50 to the IPO Registration Statement)
10	.43**	Form of Non-Qualified Stock Option Agreement between the Registrant and Non-Employee Directors (incorporated by reference to Exhibit 10.51 to the IPO Registration Statement)
10	.44*	Form of Restricted Stock Agreement between HLTH and Employees for Grants Under the HLTH’s 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.57 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)

Exhibit No.		Description

10	.45**	Form of Non-Qualified Stock Option Agreement between HLTH and Employees for Grants Under HLTH’s 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.58 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)
10	.46**	Form of Non-Qualified Stock Option Agreement between HLTH and Employees for Grants Under HLTH’s 1996 Stock Plan (incorporated by reference to Exhibit 10.59 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)
10	.47**	Letter Agreement, dated as of February 1, 2006 between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.3 to HLTH’s Current Report on Form 8-K filed on February 2, 2006)
10	.48**	WebMD, LLC Supplemental Bonus Program Trust Agreement***
14.1		Code of Business Conduct (incorporated by reference to Exhibit 14.1 to HLTH’s Current Report on Form 8-K filed February 9, 2006)
21		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney (see page 77)
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Registrant***
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Registrant***
32.1		Section 1350 Certification of Chief Executive Officer of the Registrant
32.2		Section 1350 Certification of Chief Financial Officer of the Registrant
99.1		Audit Committee Charter (incorporated by reference to Annex A to the Registrant’s Proxy Statement for its 2007 Annual Meeting filed on August 14, 2007)
99.2		Compensation Committee Charter (incorporated by reference to Annex B to the Registrant’s Proxy Statement for its 2007 Annual Meeting filed on August 14, 2007)
99.3		Nominating Committee Charter (incorporated by reference to Annex C to the Registrant’s Proxy Statement for its 2007 Annual Meeting filed on August 14, 2007)
99.4		Governance & Compliance Committee Charter (incorporated by reference from Annex D to the Registrant’s Proxy Statement for its 2007 Annual Meeting filed on August 14, 2007)

*	With respect to the agreements filed as Exhibits 2.1 through 2.6, certain of the exhibits and the schedules to those agreements have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

**	Agreement relates to executive compensation.

***	Filed with this Amendment No. 1.

†	Portions of this exhibit were redacted pursuant to confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

E-4