Form 10-Q
period 2008-03-31
WebMD Health Corp.
filed 2008-05-12
CIK 1326583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐     No ☑

As of May 5, 2008, the Registrant had 9,466,005 shares of Class A Common Stock (including unvested shares of restricted WebMD Class A Common Stock) and 48,100,000 shares of Class B Common Stock outstanding.

WEBMD HEALTH CORP.

QUARTERLY REPORT ON FORM 10-Q
For the period ended March 31, 2008

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. The following important risks and uncertainties could affect our future results, causing those results to differ materially from those expressed in our forward-looking statements:

•	failure to achieve sufficient levels of usage of our public portals;

•	failure to achieve sufficient levels of utilization and market acceptance of new and updated products and services;

•	difficulties in forming and maintaining relationships with customers and strategic partners;

•	the inability to successfully deploy new or updated applications or services;

•	the anticipated benefits from acquisitions not being fully realized or not being realized within the expected time frames;

•	the inability to attract and retain qualified personnel;

•	general economic, business or regulatory conditions affecting the healthcare, information technology, and Internet industries being less favorable than expected; and

•	the other risks and uncertainties described in this Quarterly Report on Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Future Financial Condition or Results of Operations.”

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

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$159,831	$213,753
Short-term investments	141,044	80,900
Accounts receivable, net of allowance for doubtful accounts of $1,174 at March 31, 2008 and $1,165 at December 31, 2007	73,861	86,081
Current portion of prepaid advertising	2,275	2,329
Due from HLTH	—	1,153
Other current assets	8,837	10,840

Total current assets	385,848	395,056
Property and equipment, net	46,995	48,589
Prepaid advertising	3,017	4,521
Goodwill	221,429	221,429
Intangible assets, net	33,766	36,314
Other assets	10,889	12,955

	$701,944	$718,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$16,731	$26,498
Deferred revenue	88,114	76,401
Due to HLTH	207	—

Total current liabilities	105,052	102,899
Other long-term liabilities	9,033	9,210
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value per share, 500,000,000 shares authorized; 9,154,163 shares issued and outstanding at March 31, 2008 and 9,113,708 shares issued and outstanding at December 31, 2007	92	91
Class B Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 48,100,000 shares issued and outstanding at March 31, 2008 and December 31, 2007	481	481
Additional paid-in capital	535,481	531,043
Retained earnings	51,805	75,140

Total stockholders’ equity	587,859	606,755

	$701,944	$718,864

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenue	$81,682	$71,944
Costs and expenses:
Cost of operations	31,570	28,618
Sales and marketing	25,830	22,870
General and administrative	13,775	15,505
Impairment of auction rate securities	27,406	—
Depreciation and amortization	6,785	5,991
Interest income	3,453	1,985

(Loss) income from continuing operations before income tax provision	(20,231)	945
Income tax provision	3,104	210

(Loss) income from continuing operations	(23,335)	735
Loss from discontinued operations, net of tax	—	(29)

Net (loss) income	$(23,335)	$706

Basic (loss) income per common share:
(Loss) income from continuing operations	$(0.40)	$0.01
Loss from discontinued operations	—	(0.00)

Net (loss) income	$(0.40)	$0.01

Diluted (loss) income per common share:
(Loss) income from continuing operations	$(0.40)	$0.01
Loss from discontinued operations	—	(0.00)

Net (loss) income	$(0.40)	$0.01

Weighted-average shares outstanding used in computing net (loss) income per common share:
Basic	57,636	56,976

Diluted	57,636	59,630

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net (loss) income	$(23,335)	$706
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	29
Depreciation and amortization	6,785	5,991
Non-cash advertising	1,558	2,320
Non-cash stock-based compensation	3,712	5,363
Deferred income taxes	2,415	78
Impairment of auction rate securities	27,406	—
Changes in operating assets and liabilities:
Accounts receivable	12,220	2,185
Other assets	(164)	(66)
Accrued expenses and other long-term liabilities	(8,949)	(11,545)
Due to HLTH	1,329	228
Deferred revenue	11,714	7,678

Net cash provided by continuing operations	34,691	12,967
Net cash provided by discontinued operations	—	54

Net cash provided by operating activities	34,691	13,021
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	40,350	28,122
Purchases of available-for-sale securities	(127,900)	(48,632)
Purchases of property and equipment	(2,637)	(4,762)
Cash received from sale of business, net of fees	985	—

Net cash used in investing activities	(89,202)	(25,272)
Cash flows from financing activities:
Proceeds from issuance of common stock	589	4,458
Net cash transfers with HLTH	—	145,257

Net cash provided by financing activities	589	149,715

Net (decrease) increase in cash and cash equivalents	(53,922)	137,464
Cash and cash equivalents at beginning of period	213,753	44,660

Cash and cash equivalents at end of period	$159,831	$182,124

See accompanying notes.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, unaudited)

1.	Summary of Significant Accounting Policies

Background and Basis of Presentation

WebMD Health Corp. (the “Company”) is a Delaware corporation that was incorporated on May 3, 2005. The Company completed an initial public offering (“IPO”) of Class A Common Stock on September 28, 2005. The Company’s Class A Common Stock has traded on the Nasdaq National Market under the symbol “WBMD” since September 29, 2005 and now trades on the Nasdaq Global Select Market. Prior to the date of the IPO, the Company was a wholly-owned subsidiary of HLTH Corporation (“HLTH”) and its consolidated financial statements had been derived from the consolidated financial statements and accounting records of HLTH, principally representing the WebMD segment, using the historical results of operations, and historical basis of assets and liabilities of the WebMD related businesses. Since the completion of the IPO, the Company is a majority-owned subsidiary of HLTH, which currently owns 83.4% of the equity of the Company, which includes the impact of shares to be issued pursuant to the purchase agreement for the acquisition of Subimo, LLC. The Company’s Class A Common Stock has one vote per share, while the Company’s Class B Common Stock has five votes per share. As a result, the Company’s Class B Common Stock owned by HLTH represented, as of March 31, 2008, 96.2% of the combined voting power of the Company’s outstanding Common Stock.

Transactions between the Company and HLTH have been identified in these notes to the consolidated financial statements as Transactions with HLTH (see Note 4).

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results to be expected for any subsequent period or for the entire year ending December 31, 2008. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

The unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2007, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities and disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect: revenue recognition, the allowance for doubtful accounts, the carrying value of prepaid advertising, the carrying value of long-lived assets (including goodwill and intangible assets), the carrying value of marketable securities the amortization period of long-lived assets (excluding goodwill), the carrying value, capitalization and amortization of software and Web site development costs, the provision for income taxes and related deferred tax accounts, certain accrued expenses and contingencies, share-based compensation to employees and transactions with HLTH.

Net (Loss) Income Per Common Share

Basic and diluted net (loss) income per common share are presented in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“SFAS 128”). In accordance with SFAS No. 128, basic (loss) income per common share has been computed using the weighted-average number of shares of common stock outstanding during the periods presented. Diluted (loss) income per common share has been computed using the weighted-average number of shares of common stock outstanding during the periods, increased to give effect to potentially dilutive securities.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31,
	2008	2007

Numerator:
(Loss) income from continuing operations	$(23,335)	$735

Loss from discontinued operations, net of tax	$—	$(29)

Denominator: (shares in thousands)
Weighted-average shares — Basic	57,636	56,976
Employee stock options, restricted stock and Deferred Shares	—	2,654

Adjusted weighted-average shares after assumed conversions — Diluted	57,636	59,630

Basic (loss) income per common share:
(Loss) income from continuing operations	$(0.40)	$0.01
Loss from discontinued operations	—	(0.00)

Net (loss) income	$(0.40)	$0.01

Diluted (loss) income per common share:
(Loss) income from continuing operations	$(0.40)	$0.01
Loss from discontinued operations	—	(0.00)

Net (loss) income	$(0.40)	$0.01

Included in basic and diluted shares for the three months ended March 31, 2008 and 2007 is the impact of shares to be issued pursuant to the purchase agreement for the acquisition of Subimo, LLC. The Company deferred the issuance of 640,930 shares of Class A common stock (“Deferred Shares”) until December 2008. Issuance of a portion of these shares may be further deferred until December 2010 subject to certain conditions. A maximum of 246,508 of the Deferred Shares may be used to settle any outstanding claims or warranties the Company may have against the seller. For purposes of calculating basic net income per share, the impact of 394,422 shares representing the non-contingent portion of the Deferred Shares was included. The additional Deferred Shares of 246,508 were considered if their effect was dilutive.

The Company has excluded certain outstanding stock options, restricted stock and Deferred Shares from the calculation of diluted (loss) income per common share during the periods in which such securities were anti-dilutive. The total number of shares that could potentially dilute income per common share in the future that were not included in the calculation of diluted (loss) income per common share was 5,736,129 and 1,318,413 for the three months ended March 31, 2008 and 2007, respectively.

Recent Accounting Pronouncements

On April 25, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), “Business Combinations,” and other U.S. GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact, if any, that this FSP will have on the Company’s results of operations, financial position or cash flows.

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

As of December 31, 2007, the Company entered into an Asset Sale Agreement and completed the sale of certain assets and certain liabilities of our medical reference publications business, including the publications ACP Medicine and ACS Surgery: Principles and Practice. The assets and liabilities sold are referred to below as “ACS/ACP Business.” ACP Medicine and ACS Surgery are official publications of the American College of Physicians and the American College of Surgeons, respectively. As a result of the sale, the historical financial information of the ACS/ACP Business has been reclassified as discontinued operations in the accompanying consolidated financial statements for the prior year period. The Company will receive net cash proceeds of $2,809, consisting of $1,734 received in the quarter ended March 31, 2008 and the remaining $1,075 to be received through June 30, 2008. The Company incurred approximately $800 of professional fees and other expenses associated with the sale of the ACS/ACP Business. During 2007, the Company recognized a gain of $3,571, net of tax benefit of $177. Summarized operating results for the discontinued operations of the ACS/ACP Business through March 31, 2007 were as follows:

Three Months Ended
March 31,
2007

Revenue	$1,018

Loss from discontinued operations	$29

3.	Stock-Based Compensation

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

HLTH Plans

Certain WebMD employees participate in the stock-based compensation plans of HLTH (collectively, “HLTH Plans”). Under the HLTH Plans certain of the Company employees have received grants of options to purchase HLTH common stock and restricted HLTH common stock. Additionally, all eligible WebMD employees are provided the opportunity to participate in HLTH’s employee stock purchase plan. All unvested options to purchase HLTH common stock and restricted HLTH common stock held by the Company’s employees as of the effective date of the IPO continue to vest under the original terms of those awards. An aggregate of 5,632,631 shares of HLTH Common Stock remained available for grant under the HLTH Plans at March 31, 2008.

Stock Options

Generally, options under the HLTH Plans vest and become exercisable ratably over a three to five year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The majority of options granted under the HLTH Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of HLTH Common Stock on the date of grant. The following table summarizes activity for the HLTH Plans relating to the Company’s employees during the three months ended March 31, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Shares	Per Share	(In Years)	Value(1)

Outstanding at January 1, 2008	8,825,988	$13.59
Granted	—	—
Exercised	(81,676)	8.71
Forfeited	(227,625)	22.68

Outstanding at March 31, 2008	8,516,687	$13.40	3.7	$5,332

Vested and exercisable at the end of the period	8,078,639	$13.65	3.5	$4,928

(1)	The aggregate intrinsic value is based on the market price of HLTH Common Stock on March 31, 2008 which was $9.54, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on March 31, 2008.

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

Restricted Stock Awards

HLTH Restricted Stock consists of shares of HLTH Common Stock which have been awarded to the Company’s employees with restrictions that cause them to be subject to substantial risk of forfeiture and restrict their sale or other transfer by the employee until they vest. Generally, HLTH Restricted Stock awards vest ratably over a three to five year period based on their individual award dates subject to continued employment on the applicable vesting dates. There was no activity of non-vested HLTH Restricted Stock relating to the Company’s employees during the three months ended March 31, 2008.

Proceeds received by HLTH from the exercise of options to purchase HLTH Common Stock were $712 and $22,657 during the three months ended March 31, 2008 and 2007, respectively. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of HLTH Restricted Stock that vested was $252 and $10,204 during the three months ended March 31, 2008 and 2007, respectively.

WebMD Plans

During September 2005, the Company adopted the 2005 Long-Term Incentive Plan (the “2005 Plan”). In connection with the acquisition of Subimo, LLC in December 2006, the Company adopted the WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (the “Subimo Plan”). The terms of the Subimo Plan are similar to the terms of the 2005 Plan but it has not been approved by the Company’s stockholders. Awards under the Subimo Plan were made on the date of the Company’s acquisition of Subimo, LLC in reliance on the NASDAQ Global Select Market exception to shareholder approval for equity grants to new hires. No additional grants will be made under the Subimo Plan. The 2005 Plan and the Subimo Plan are included in all references as the “WebMD Plans.” The maximum number of shares of the Company Class A Common Stock that may be subject to options or restricted stock awards under the WebMD Plans is 9,480,574, subject to adjustment in accordance with the terms of the WebMD Plans. The Company had an aggregate of 2,492,579 shares of Class A Common Stock available for grant under the WebMD Plans at March 31, 2008.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

Generally, options under the WebMD Plans vest and become exercisable ratably over a four-year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The options granted under the WebMD Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of the Company Class A Common Stock on the date of grant. The following table summarizes activity for the WebMD Plans during the three months ended March 31, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Shares	Per Share	(In Years)	Value(1)

Outstanding at January 1, 2008	5,020,551	$27.56
Granted	286,250	35.07
Exercised	(33,564)	17.55
Forfeited	(84,876)	39.77

Outstanding at March 31, 2008	5,188,361	$27.84	8.1	$17,275

Vested and exercisable at the end of the period	1,453,339	$21.90	7.7	$6,698

(1)	The aggregate intrinsic value is based on the market price of the Company’s Class A Common Stock on March 31, 2008 which was $23.57 less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on March 31, 2008.

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

	Three Months Ended March 31,
	2008	2007

Expected dividend yield	0%	0%
Expected volatility	0.43	0.50
Risk free interest rate	2.31%	4.66%
Expected term (years)	3.29	3.46
Weighted-average fair value of options granted during the period	$11.51	$18.75

Restricted Stock Awards

The Company Restricted Stock consists of shares of the Company Class A Common Stock which have been awarded to employees with restrictions that cause them to be subject to substantial risk of forfeiture and restrict their sale or other transfer by the employee until they vest. Generally, the Company’s Restricted Stock awards vest ratably over a four year period from their individual award dates subject to continued employment

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the applicable vesting dates. The following table summarizes the activity of non-vested Company Restricted Stock during the three months ended March 31, 2008:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Beginning balance at January 1, 2008	307,722	$29.46
Granted	4,000	35.22
Vested	(10,462)	43.74
Forfeited	—	—

Ending balance at March 31, 2008	301,260	$29.04

Proceeds received from the exercise of options to purchase the Company Class A Common Stock were $589 and $4,458 during the three months ended March 31, 2008 and 2007, respectively. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of the Company Restricted Stock that vested was $971 and $5,043 during the three months ended March 31, 2008 and 2007, respectively.

Employee Stock Purchase Plan

HLTH’s Employee Stock Purchase Plan (“ESPP”) allows eligible employees of the Company the opportunity to purchase shares of HLTH Common Stock through payroll deductions, up to 15% of a participant’s annual compensation with a maximum of 5,000 shares available per participant during each purchase period. The purchase price of the stock is 85% of the fair market value on the last day of each purchase period. No HLTH Common Stock was issued to the Company’s employees under HLTH’s ESPP during the three months ended March 31, 2008 and 2007.

Other

At the time of the IPO and each year on the anniversary of the IPO, the Company issued shares of its Class A Common Stock to each non-employee director with a value equal to their annual board and committee retainers. The Company recorded $85 of stock-based compensation expense during the three months ended March 31, 2008 and 2007 in connection with these issuances.

Additionally, the Company recorded $279 and $257 of stock-based compensation expense during the three months ended March 31, 2008 and 2007, respectively, in connection with a stock transferability right for shares required to be issued in connection with the acquisition of Subimo, LLC by the Company.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended March 31,
	2008	2007

HLTH Plans:
Stock options	$204	$745
Restricted stock	9	140
WebMD Plans:
Stock options	2,840	3,423
Restricted stock	278	687
ESPP	31	26
Other	350	342

Total stock-based compensation expense	$3,712	$5,363

Included in:
Cost of operations	$1,119	$1,578
Sales and marketing	1,138	1,258
General and administrative	1,455	2,527

Total stock-based compensation expense	$3,712	$5,363

As of March 31, 2008, approximately $404 and $35,842 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 0.69 years and 1.50 years related to the HLTH Plans and the WebMD Plans, respectively.

4.	Transactions with HLTH

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

On February 15, 2006, the Tax Sharing Agreement was amended to provide that HLTH will compensate the Company for any use of the Company’s net operating losses that may result from certain extraordinary transactions, as defined in the Tax Sharing Agreement, including a sale by HLTH of its Emdeon Business Services (“EBS”) and Emdeon Practice Services (“EPS”) operating segments.

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

See Note 10 below for a description of the Merger Agreement entered into between the Company and HLTH.

Charges from the Company to HLTH:

Revenue:  The Company sells certain of its products and services to HLTH businesses. These amounts are included in revenue during the three months ended March 31, 2008 and 2007. The Company charges HLTH rates comparable to those charged to third parties for similar products and services.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the allocations reflected in the Company’s consolidated financial statements:

	Three Months Ended
	March 31,
	2008	2007

Charges from the Company to HLTH:
Intercompany revenue	$—	$63
Charges from HLTH to the Company:
Corporate services — shared services allocation	873	804
Healthcare expense	1,871	1,382
Stock-based compensation expense	244	911

5.	Significant Transactions

America Online, Inc.

In May 2001, HLTH entered into an agreement for a strategic alliance with Time Warner, Inc. (“Time Warner”). Under the agreement, the Company was the primary provider of healthcare content, tools and services for use on certain America Online (“AOL”) properties. The agreement ended on May 1, 2007. Under the agreement, the Company and AOL shared certain revenue from advertising, commerce and programming on the health channels of the AOL properties and on a co-branded service created for AOL by the Company. The Company was entitled to share in revenue and was guaranteed a minimum of $12,000 during each contract year from May 1, 2005 through May 1, 2007, when the agreement ended, for its share of advertising revenue. Included in revenue was $1,876 during the three months ended March 31, 2007 related to sales to third parties of advertising and sponsorship on the AOL health channels, primarily sold through the Company’s sales organization. Also included in revenue for the three months ended March 31, 2007 was revenue of $1,304 related to the guarantee discussed above.

Fidelity Human Resources Services Company LLC

In 2004, the Company entered into an agreement with Fidelity Human Resources Services Company LLC (“FHRS”) to integrate the Company’s private portals product into the services FHRS provides to its clients. FHRS provides human resources administration and benefits administration services to employers. The Company recorded revenue of $2,438 and $2,496 during the three months ended March 31, 2008 and 2007, respectively. Included in accounts receivable as of March 31, 2008 was $2,589 related to the FHRS agreement.

6.	Segment Information

The Company provides health information services to consumers, physicians, healthcare professionals, employers and health plans through the Company’s public and private online portals and health-focused publications. The Company’s two operating segments are:

•	Online Services. The Company provides both public and private online portals. The Company’s public portals for consumers enable them to obtain detailed information on a particular disease or condition, check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest, enroll in interactive courses and participate in online communities with peers and experts. The Company’s public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (“CME”) credit and communicate with peers. The Company’s private portals enable employers and health plans to provide their employees and plan members with access to personalized health and benefit information and decision-

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

support technology that helps them make more informed benefit, provider and treatment choices. The Company provides related services for use by such employees and members, including lifestyle education and personalized telephonic health coaching as a result of the acquisition of Summex on June 13, 2006. The Company also provides e-detailing promotion and physician recruitment services for use by pharmaceutical, medical device and healthcare companies as a result of the acquisition of Medsite on September 11, 2006.

•	Publishing and Other Services. The Company publishes The Little Blue Book, a physician directory; and, since 2005, WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms. Until December 31, 2007, the Company also published medical reference textbooks. See Note 2 Discontinued Operations for further details.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for each of the Company’s operating segments and a reconciliation to net (loss) income are presented below:

	Three Month Ended
	March 31,
	2008	2007

Revenue
Online Services:
Advertising and sponsorship	$56,065	$47,421
Licensing	21,923	20,115
Content syndication and other	417	884

Total Online Services	78,405	68,420
Publishing and Other Services	3,277	3,524

	$81,682	$71,944

Earnings (loss) before interest, taxes, depreciation, amortization and other non-cash items
Online Services	$16,531	$12,992
Publishing and Other Services	(754)	(358)

	15,777	12,634
Interest, taxes, depreciation, amortization and other non-cash items
Interest income	3,453	1,985
Depreciation and amortization	(6,785)	(5,991)
Non-cash advertising	(1,558)	(2,320)
Non-cash stock-based compensation	(3,712)	(5,363)
Impairment of auction rate securities	(27,406)	—
Income tax provision	(3,104)	(210)

(Loss) income from continuing operations	(23,335)	735
Loss from discontinued operations, net of tax	—	(29)

Net (loss) income	$(23,335)	$706

7.	Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for assets and liabilities measured at fair value on a recurring basis. SFAS 157 establishes a common definition for fair value to be applied to existing GAAP that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of SFAS 157 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, SFAS 157 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not have any Level 1 or Level 2 assets as of March 31, 2008. The Company’s Level 3 financial assets that were measured at fair value as of March 31, 2008 were Auction Rate Securities of $141,044.

The following table reconciles the beginning and ending balances of the Company’s Level 3 assets which consist of the Company’s auction-rate-securities:

Balance as of January 1, 2008	$—
Transfers to Level 3	169,200
Redemptions	(750)
Impariment charge included in earnings	(27,406)

Balance as of March 31, 2008	$141,044

The Company holds investments in auction rate securities (“ARS”) which have been classified as Level 3 assets as described above. The types of ARS investments the Company owns are backed by student loans, 97% of which are guaranteed under the Federal Family Education Loan Program (FFELP), and all had credit ratings of AAA or Aaa when purchased. Historically, the fair value of the Company’s ARS investments approximated par value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, virtually all auctions involving these securities have failed. The result of a failed auction is that these ARS will continue to pay interest in accordance with their terms at each respective auction date; however liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS investments develop. The Company concluded that estimated fair value of the ARS no longer approximates the par value due to the lack of liquidity. The securities have been classified within Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

The Company estimated the fair value of its ARS investments using an income approach valuation technique. Using this approach, expected future cash flows were calculated over the expected life of each security and were discounted to a single present value using a market required rate of return. Some of the more significant assumptions made in the present value calculations were (i) the estimated weighted average lives for the loan portfolios underlying each individual ARS, which range from 4 to 14 years and (ii) the required rates of return used to discount the estimated future cash flows over the estimated life of each security, which considered both the credit quality for each individual ARS and the market liquidity for these investments. The Company concluded the fair value of its ARS was $141,044 compared to a par value of $168,450 as of March 31, 2008. The impairment in value, or $27,406, was considered to be other-than-temporary, and accordingly, was recorded as an impairment charge within the statement of operations during the three months ended March 31, 2008.

In making the determination that the impairment was other-than-temporary the Company considered (i) the current market liquidity for ARS, particularly student loan backed ARS, (ii) the long-term maturities of the loan portfolios underlying each ARS owned by the Company which, on a weighted average basis, extend to as many as 14 years and (iii) the ability and intent of the Company to hold its ARS investments until sufficient liquidity returns to the auction rate market to enable the sale of these securities or until the investments mature.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company continues to monitor the market for auction rate securities as well as the individual ARS investments it owns. The Company may be required to record additional losses in future periods if the fair value of its ARS deteriorate further.

8.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2007 and the three months ended March 31, 2008 are as follows:

		Publishing
	Online	and Other
	Services	Services	Total

Balance as of January 1, 2007	$213,983	$11,045	$225,028
Acquisitions during the period	—	—	—
Purchase price allocations and other adjustments	(3,599)	—	(3,599)

Balance as of December 31, 2007	210,384	11,045	221,429
Acquisitions during the period	—	—	—
Purchase price allocations and other adjustments	—	—	—

Balance as of March 31, 2008	$210,384	$11,045	$221,429

Intangible assets subject to amortization consist of the following:

	March 31, 2008				December 31, 2007
				Weighted				Weighted
	Gross			Average	Gross			Average
	Carrying	Accumulated		Remaining	Carrying	Accumulated		Remaining
	Amount	Amortization	Net	Useful Life(a)	Amount	Amortization	Net	Useful Life(a)

Content	$15,954	$(13,071)	$2,883	2.0	$15,954	$(12,581)	$3,373	2.1
Customer relationships	33,191	(11,091)	22,100	9.1	33,191	(10,183)	23,008	9.2
Technology and patents	14,967	(11,077)	3,890	1.3	14,967	(10,126)	4,841	1.5
Trade names	7,817	(2,924)	4,893	7.5	7,817	(2,725)	5,092	7.7

Total	$71,929	$(38,163)	$33,766	7.3	$71,929	$(35,615)	$36,314	7.3

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

Amortization expense was $2,548 and $3,214 during the three months ended March 31, 2008 and 2007, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year ending December 31:
2008 (April 1st to December 31st)	$7,167
2009	6,401
2010	3,337
2011	2,464
2012	2,464
Thereafter	11,933

9.	Commitments and Contingencies

In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters, including those discussed in Note 12 to the

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Financial Statements included in the Company’s 2007 Annual Report on Form 10-K has yet to be determined, the Company does not believe that their outcomes will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

10.	Pending Merger with HLTH

On February 20, 2008, HLTH and the Company entered into a Merger Agreement, pursuant to which HLTH will merge into the Company (“HLTH Merger”), with the Company continuing as the surviving company. In the HLTH Merger, each outstanding share of HLTH common stock will be converted into 0.1979 shares of the Company’s common stock and $6.89 in cash, which cash amount is subject to a downward adjustment as described below (“Merger Consideration”). The shares of the Company’s Class A Common Stock currently outstanding will remain outstanding and will be unchanged in the HLTH Merger. The HLTH Merger will eliminate both the controlling class of the Company’s stock held by HLTH and the Company’s existing dual-class stock structure. The terms of the Merger Agreement were negotiated between HLTH and a Special Committee of the Company’s Board of Directors. The Merger Agreement was approved by the Company’s Board, based on the recommendations of the Special Committee and by the Board of HLTH.

The cash portion of the Merger Consideration will be funded from cash and investments at the Company and HLTH, and proceeds from HLTH’s anticipated sales of its ViPS and Porex businesses. The cash portion of the Merger Consideration is subject to downward adjustment prior to the closing, based on matters relating to HLTH’s investment in certain ARS, as described below. If either ViPS or Porex has not been sold at the time the HLTH Merger is ready to be consummated, the Company may issue up to $250,000 in redeemable notes to the HLTH shareholders in lieu of a portion of the cash consideration otherwise payable in the HLTH Merger. The notes would bear interest at a rate of 11% per annum, payable in kind annually in arrears. The notes would be subject to mandatory redemption by the Company from the proceeds of the divestiture of the remaining ViPS or Porex business. The redemption price would be equal to the principal amount of the notes to be redeemed plus accrued but unpaid interest through the date of the redemption.

Completion of the HLTH Merger is subject to: HLTH and the Company receiving required shareholder approvals; a requirement that the surviving company have an amount of cash, as of the closing at least equal to an agreed upon threshold, calculated in accordance with a formula contained in the Merger Agreement; completion of the sale by HLTH of either ViPS or Porex; and completion of the sale of HLTH’s ARS investments (or the availability of certain alternatives described below); and other customary closing conditions. HLTH, which owns shares of the Company constituting approximately 96% of the total number of votes represented by outstanding shares, has agreed to vote its shares of the Company in favor of the HLTH Merger.

Following the HLTH Merger, the Company as surviving corporation will assume the obligations of HLTH under HLTH’s 3 1/8% Convertible Notes due September 1, 2025 and HLTH’s 1.75% Convertible Subordinated Notes due June 15, 2023 (“Notes”). In the event a holder of these Notes converts these Notes into shares of HLTH common stock pursuant to the terms of the applicable indenture prior to the effective time of the HLTH Merger, those shares would be treated in the HLTH Merger like all other shares of HLTH common stock. In the event a holder of the Notes converts those Notes pursuant to the applicable indenture following the effective time of the HLTH Merger, those Notes would be converted into the right to receive the HLTH Merger Consideration payable in respect of the HLTH shares into which such Notes would have been convertible.

On May 6, 2008, HLTH and the Company entered into an amendment (the “Amendment”) to the Merger Agreement, which modifies certain provisions of the Merger Agreement to reflect the flexibility and additional liquidity afforded by the Credit Facility that HLTH has entered into, which is described in Note 11 (the “HLTH Credit Facility”). Under the Merger Agreement, as amended, HLTH is not required to sell its ARS

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

holdings as a condition to closing if the outstanding loan amount, under the HLTH Credit Facility, is equal to 75% of the face amount of the ARS investments held by HLTH at the effective time of the Merger or if HLTH would be capable of satisfying, as of that time, all of the conditions to making a drawdown of that amount. In either such case, the maximum reduction in the aggregate cash consideration payable in the Merger would be fixed at $48.6 million (which is 25% of the face amount of HLTH’s ARS holdings as of the date of this Quarterly Report, excluding the Company’s ARS holdings), or approximately $0.27 per share (based on the number of shares of HLTH Common Stock outstanding as of the date of this Quarterly Report). To the extent that HLTH, instead, sells some or all of its ARS holdings for greater than 75% of the face amount, the reduction in the aggregate cash portion of the Merger Consideration with respect to the ARS that are sold would be based on the actual sale price for those holdings. The Amendment was approved by the Boards of Directors of HLTH and WebMD and by a Special Committee of the Company’s Board of Directors.

11.	Subsequent Event

On May 6, 2008, the Company held investments in certain ARS backed by student loans with a face amount of approximately $167,800. The Company has entered into a non-recourse credit facility from Citigroup secured by its ARS holdings (including, in some circumstances, interest payable on the ARS holdings), that will allow the Company to borrow up to 75% of the face amount of the ARS holdings pledged as collateral under the Credit Facility. The Credit Facility is governed by a loan agreement, dated as of May 6, 2008, containing customary representations and warranties of the borrower and certain affirmative covenants and negative covenants relating to the pledged collateral. Under the loan agreement, the borrower and the lender may, in certain circumstances, cause the pledged collateral to be sold, with the proceeds of any such sale required to be applied in full immediately to repayment of amounts borrowed.

No borrowings have been made under the Credit Facility to date. The Company can make borrowings under its Credit Facility until May 2009. The interest rate applicable to such borrowings will be one-month LIBOR plus 250 basis points. Any borrowings outstanding under the Credit Facility after March 2009 become demand loans, subject to 60 days notice, with recourse only to the pledged collateral.

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

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and is intended to provide an understanding of our results of operations, financial condition and changes in financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of our company and operating segments, a description of pending corporate transactions and other recent transactions, other significant developments and trends, and a discussion of how seasonal factors may impact the timing of our revenue.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective and often complex judgments in making estimates and assumptions.

•	Transactions with HLTH. This section describes the services that we receive from HLTH Corporation (“HLTH”) and the costs of these services, as well as the fees we charge HLTH for our services and our tax sharing agreement with HLTH.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

•	Results of Operations and Results of Operations by Operating Segment. These sections provide our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on both a consolidated basis and an operating segment basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of March 31, 2008.

•	Factors That May Affect Our Future Financial Condition or Results of Operations. This section describes circumstances or events that could have a negative effect on our financial condition or results of operations, or that could change, for the worse, existing trends in some or all of our businesses. The factors discussed in this section are in addition to factors that may be described elsewhere in this Quarterly Report.

In this MD&A, dollar amounts are in thousands, unless otherwise noted.

Introduction

Our Company

We are a leading provider of health information services to consumers, physicians and other healthcare professionals, employers and health plans. We have organized our business into two operating segments as follows:

•	Online Services. We own and operate both public and private online portals. Our public portals enable consumers to become more informed about healthcare choices and assist them in playing an active role in managing their health. The public portals also enable physicians and other healthcare professionals to improve their clinical knowledge and practice of medicine, as well as their communication with patients. Our public portals generate revenue primarily through the sale of advertising and sponsorship products, including continuing medical education (which we refer to as CME) services. Our sponsors and advertisers include pharmaceutical, biotechnology, medical device and consumer products companies. We provide information and services that enable employees and members, respectively, to make more informed benefit, treatment and provider decisions through our private portals for employers and health plans. We also provide related services for use by such employees and members, including lifestyle education and personalized telephonic health coaching as a result of the acquisition of Summex on June 13, 2006. We generate revenue from our private portals through the licensing of these portals to employers and health plans either directly or through distributors. We also distribute our online content and services to other entities and generate revenue from these arrangements through the sale of advertising and sponsorship products and content syndication fees. We also provide e-detailing promotion and physician recruitment services for use by pharmaceutical, medical device and healthcare companies as a result of the acquisition of Medsite on September 11, 2006.

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

Pending HLTH Merger

Description of the HLTH Merger.  On February 20, 2008, HLTH and WebMD entered into a merger agreement, pursuant to which HLTH will merge into WebMD (which we refer to as the HLTH Merger), with WebMD continuing as the surviving company. In the HLTH Merger, each outstanding share of HLTH common stock will be converted into 0.1979 shares of WebMD’s common stock and $6.89 in cash, which cash amount is subject to a downward adjustment as described below (which we refer to as the Merger Consideration). The shares of WebMD’s Class A Common Stock currently outstanding will remain outstanding and will be unchanged in the HLTH Merger. The HLTH Merger will eliminate both the controlling class of WebMD’s stock held by HLTH and WebMD’s existing dual-class stock structure. The terms of the Merger Agreement were negotiated between HLTH and a Special Committee of WebMD’s Board of Directors. The Merger Agreement was approved by WebMD’s Board, based on the recommendations of the Special Committee and by the Board of HLTH.

The cash portion of the Merger Consideration will be funded from cash and investments at WebMD and HLTH, and proceeds from HLTH’s anticipated sales of its ViPS and Porex businesses. The cash portion of the Merger Consideration is subject to downward adjustment prior to the closing, based on matters relating to HLTH’s investment in certain auction rate securities (“ARS”), as described below. If either ViPS or Porex has not been sold at the time the HLTH Merger is ready to be consummated, WebMD may issue up to $250,000 in redeemable notes to the HLTH shareholders in lieu of a portion of the cash consideration otherwise payable in the HLTH Merger. The notes would bear interest at a rate of 11% per annum, payable in kind annually in arrears. The notes would be subject to mandatory redemption by WebMD from the proceeds of the divestiture of the remaining ViPS or Porex business. The redemption price would be equal to the principal amount of the notes to be redeemed plus accrued but unpaid interest through the date of the redemption.

Completion of the HLTH Merger is subject to: HLTH and WebMD receiving required shareholder approvals; a requirement that the surviving company have an amount of cash, as of the closing at least equal to an agreed upon threshold, calculated in accordance with a formula contained in the Merger Agreement; completion of the sale by HLTH of either ViPS or Porex; and completion of the sale of HLTH’s ARS investments (or the availability of certain alternatives described below); and other customary closing conditions. HLTH, which owns shares of WebMD constituting approximately 96% of the total number of votes represented by outstanding shares, has agreed to vote its shares of WebMD in favor of the HLTH Merger.

Following the HLTH Merger, WebMD as surviving corporation will assume the obligations of HLTH under HLTH’s 3 1/8% Convertible Notes due September 1, 2025 and HLTH’s 1.75% Convertible Subordinated Notes due June 15, 2023 (which we refer to as Notes). In the event a holder of these Notes converts these Notes into shares of HLTH common stock pursuant to the terms of the applicable indenture prior to the effective time of the HLTH Merger, those shares would be treated in the HLTH Merger like all other shares of HLTH common stock. In the event a holder of the Notes converts those Notes pursuant to the applicable indenture following the effective time of the HLTH Merger, those Notes would be converted into the right to receive the HLTH Merger Consideration payable in respect of the HLTH shares into which such Notes would have been convertible.

On May 6, 2008, HLTH and WebMD entered into an amendment (which we refer to as the Amendment) to the Merger Agreement, which modifies certain provisions of the Merger Agreement to reflect the flexibility and additional liquidity afforded by the Credit Facility that HLTH has entered into, which is described in below under “—Introductions — Other Recent Transactions — Credit Facilities” (which we refer to as the HLTH Credit Facility). Under the Merger Agreement, as amended, HLTH is not required to sell its ARS holdings as a condition to closing if the outstanding loan amount, under the HLTH Credit Facility, is equal to 75% of the face amount of the ARS investments held by HLTH at the effective time of the Merger or if HLTH would be capable of satisfying, as of that time, all of the conditions to making a drawdown of that amount. In either such case, the maximum reduction in the aggregate cash consideration payable in the Merger would be fixed at $48,600 (which is 25% of the face amount of HLTH’s ARS holdings as of the date of this Quarterly Report, excluding WebMD’s ARS holdings), or approximately $0.27 per share (based on the number of shares of HLTH Common Stock outstanding as of the date of this Quarterly Report). To the extent that HLTH, instead, sells some or all of its ARS holdings for greater than 75% of the face amount, the reduction in the aggregate cash portion of the Merger Consideration with respect to the ARS that are sold would be based on the actual sale price for those holdings. The Amendment was approved by the Boards of Directors of HLTH and WebMD and by a Special Committee of WebMD’s Board of Directors.

Strategic Considerations Relating to the HLTH Merger.  In late 2007, HLTH’s Board of Directors initiated the process leading to the entry into the Merger Agreement with WebMD because it believed that the primary reason of many of the holders of HLTH common stock for owning those shares was HLTH’s controlling interest in WebMD and that the value of HLTH’s other businesses was not adequately reflected in the trading price of HLTH common stock. Accordingly, HLTH sought to negotiate a transaction with the Special Committee of the Board of WebMD that would allow HLTH’s stockholders to participate more directly in the ownership of WebMD and would unlock the value of the other HLTH assets. Cash on hand at HLTH and WebMD (including proceeds from the sales of ViPS, Porex and HLTH’s remaining 48% interest in EBS) would be used as a portion of the consideration in the HLTH Merger, reducing the need for issuance of shares of WHC common stock. Upon completion of the HLTH Merger, as structured in the definitive Merger Agreement, HLTH stockholders will own approximately 80% of the outstanding common stock of WebMD, based on shares currently outstanding at HLTH and WebMD. The HLTH Merger will eliminate HLTH’s controlling interest in WebMD, and is expected to enhance the liquidity of WebMD shares by significantly increasing the public float. In connection with the entry by HLTH and WebMD into the Merger Agreement, the HLTH Board made a determination to divest Porex and VIPS (which divestitures are not, however, dependent on the merger occurring). HLTH’s decisions relating to the divestitures of ViPS, Porex and HLTH’s 48% interest in EBS were based on the corporate strategic considerations described above and not the performance of, or underlying business conditions affecting, the respective businesses.

Other Recent Transactions

Credit Facility.  On May 6, 2008, WebMD held investments in certain ARS backed by student loans with a face amount of approximately $167,800. WebMD has entered into a non-recourse credit facility from Citigroup secured by its ARS holdings (including, in some circumstances, interest payable on the ARS holdings), that will allow WebMD to borrow up to 75% of the face amount of the ARS holdings pledged as collateral under the Credit Facility. The Credit Facility is governed by a loan agreement, dated as of May 6, 2008, containing customary representations and warranties of the borrower and certain affirmative covenants and negative covenants relating to the pledged collateral. Under the loan agreement, the borrower and the lender may, in certain circumstances, cause the pledged collateral to be sold, with the proceeds of any such sale required to be applied in full immediately to repayment of amounts borrowed.

No borrowings have been made under the Credit Facility to date. WebMD can make borrowings under its Credit Facility until May 2009. The interest rate applicable to such borrowings will be one-month LIBOR plus 250 basis points. Any borrowings outstanding under the Credit Facility after March 2009 become demand loans, subject to 60 days notice, with recourse only to the pledged collateral.

HLTH has also entered into a credit facility with Citigroup, on substantially similar terms and conditions.

Sale of ACP Medicine and ACS Surgery.  As of December 31, 2007, WebMD entered into an Asset Sale Agreement and completed the sale of certain assets and certain liabilities of our medical reference publications business, including the publications ACP Medicine and ACS Surgery: Principles and Practice. The assets and liabilities sold are referred to below as the “ACS/ACP Business.” ACP Medicine and ACS Surgery are official publications of the American College of Physicians and the American College of Surgeons, respectively. WebMD will receive net cash proceeds of $2,809, consisting of $1,734 received in the quarter ended March 31, 2008 and the remaining $1,075 to be received through June 30, 2008. WebMD incurred approximately $800 of professional fees and other expenses associated with the sale of the ACS/ACP Business. In connection with the sale, WebMD recognized a gain of $3,571 as of December 31, 2007. The decision to divest the ACS/ACP Business was made because management determined that it was not a good fit with our core business.

Other Significant Developments and Trends

Impairment of Auction Rate Securities.  WebMD holds investments in auction rate securities (ARS). The types of ARS investments WebMD owns are backed by student loans, 97% of which are guaranteed under the Federal Family Education Loan Program (FFELP), and all had credit ratings of AAA or Aaa when purchased. Historically, the fair value of our ARS investments approximated par value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, virtually all auctions involving these securities have failed. The result of a failed auction is that these ARS will continue to pay interest in accordance with their terms at each respective auction date; however liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS investments develop. We concluded that the estimated fair value of the ARS no longer approximates the par value due to the lack of liquidity.

We concluded the fair value of our ARS was $141,044, compared to a par value of $168,450 as of March 31, 2008. The impairment in value, or $27,406 was considered to be other-than-temporary, and accordingly, was recorded as an impairment charge within the statement of operations during the three months ended March 31, 2008. We continue to monitor the market for auction rate securities as well as the individual ARS investments we own. We may be required to record additional losses in future periods if the fair value of our ARS deteriorate further.

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

Increased Online Marketing and Education Spending for Healthcare Products.  Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating consumers and physicians about them, however, only a small portion of this amount is currently spent on online services. We believe that these companies, which comprise the majority of our advertisers and sponsors, are becoming increasingly aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians, and that this increasing awareness will result in increasing demand for our services. However, notwithstanding our general expectation for increased demand, our advertising and sponsorship revenue may vary significantly from quarter to quarter due to a number of factors, many of which are not in our control, and some of which may be difficult to forecast accurately, including the following:

•	The majority of our advertising and sponsorship contracts are for terms of approximately four to twelve months. We have relatively few longer term advertising and sponsorship contracts. In addition, we have recently noted a trend, among some of our advertisers and sponsors, of seeking to enter into shorter term contracts than they had entered into in the past.

•	The time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals.

Other factors that may affect the timing of contracting for specific programs with advertisers and sponsors, or receipt of revenue under such contracts, include: the timing of FDA approval for new products or for new approved uses for existing products; the timing of FDA approval of generic products that compete with existing brand name products; the timing of withdrawals of products from the market; seasonal factors relating to the prevalence of specific health conditions and other seasonal factors that may affect the timing of promotional campaigns for specific products; and the scheduling of conferences for physicians and other healthcare professionals.

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

We evaluate our estimates on an ongoing basis, including those related to revenue recognition, the allowance for doubtful accounts, the carrying value of prepaid advertising, the carrying value of long-lived assets (including goodwill and intangible assets), the carrying value of marketable securities, the amortization period of long-lived assets (excluding goodwill), the carrying value, capitalization and amortization of software and Web site development costs, the provision for income taxes and related deferred tax accounts, certain accrued expenses and contingencies, share-based compensation to employees and transactions with HLTH.

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

carrying value of goodwill annually, and whenever indicators of impairment are present. We use a discounted cash flow approach to determine the fair value of goodwill. There was no impairment of goodwill noted as a result of our impairment testing in 2007.

•	Fair Value of Investments. We hold investments in ARS which are backed by student loans, 97% of which are guaranteed under the Federal Family Education Loan Program (FFELP), and all of which had credit ratings of AAA or Aaa when purchased. Historically, the fair value of our ARS investments approximated par value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, virtually all auctions involving these securities have failed. The result of a failed auction is that these ARS will continue to pay interest in accordance with their terms at each respective auction date; however liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS investments develop. We cannot be certain regarding the amount of time it will take for an auction market or other markets to develop. Accordingly, we concluded that the estimated fair value of the ARS no longer approximates the par value due to the lack of liquidity.

We estimated the fair value of our ARS investments using an income approach valuation technique. Using this approach, expected future cash flows were calculated over the expected life of each security and were discounted to a single present value using a market required rate of return. Some of the more significant assumptions made in the present value calculations include (i) the estimated weighted average lives for the loan portfolios underlying each individual ARS, which range from 4 to 14 years and (ii) the required rates of return used to discount the estimated future cash flows over the estimated life of each security, which considered both the credit quality for each individual ARS and the market liquidity for these investments. We concluded the fair value of our ARS investments was $141,044, compared to a par value of $168,450 as of March 31, 2008. The impairment in value, or $27,406 was considered to be other-than-temporary, and accordingly, was recorded as an impairment charge within the statement of operations during the three months ended March 31, 2008.

Our auction rate securities have been classified as Level 3 assets in accordance with Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. If different assumptions were used for the various inputs to the valuation approach including, but not limited to, assumptions involving the estimated lives of the ARS investments, the estimated cash flows over those estimated lives, and the estimated discount rates applied to those cash flows, the estimated fair value of these investments could be significantly higher or lower than the fair value we determined. We continue to monitor the market for auction rate securities as well as the individual ARS investments we own. We may be required to record additional losses in future periods if the fair value of our ARS deteriorate further.

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

•	Deferred Tax Assets. Our deferred tax assets are comprised primarily of net operating loss (“NOL”) carryforwards. At December 31, 2007, we had NOL carryforwards of approximately $668,000 on a separate return basis. At December 31, 2007, we had NOL carryforwards of $272,000 on a legal entity basis. This reflects the utilization of approximately $430,000 by the HLTH consolidated group as a result of the sale of certain HLTH businesses. Subject to certain limitations, these loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. For the three months ended March 31, 2008, after consideration of the relevant factors, no valuation allowance was reversed. In determining the need for a valuation allowance, management determined the probability of realizing deferred tax assets, taking into consideration factors including historical operating results, expectations of future earnings and taxable income. Management will continue to evaluate the need for a valuation allowance and, in the future should management determine that realization of the net deferred tax asset is more likely than not, some or all of the remaining valuation allowance will be reversed, and our effective tax rate may be reduced by such reversal.

•	Transactions with HLTH. As discussed further below, our expenses reflect a services fee for an allocation of costs for corporate services provided by HLTH. Our expenses also reflect the allocation of a portion of the cost of HLTH’s healthcare plans and the allocation of stock-based compensation expense related to restricted stock awards and other stock-based compensation. We are included in the consolidated federal tax return filed by HLTH. Additionally, our revenue includes revenue from HLTH for services we provide.

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

See “— Introduction — Pending HLTH Merger” above for a description of the Merger Agreement entered into between HLTH and WebMD.

Charges from the Company to HLTH:

Revenue:  We sell certain of our products and services to HLTH businesses. These amounts are included in revenue during the three months ended March 31, 2008 and 2007. We charge HLTH rates comparable to those charged to third parties for similar products and services.

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

The following table summarizes the allocations reflected in our consolidated financial statements:

	Three Months Ended
	March 31,
	2008	2007

Charges from the Company to HLTH:
Intercompany revenue	$—	$63
Charges from HLTH to the Company:
Corporate services — shared services allocation	873	804
Healthcare expense	1,871	1,382
Stock-based compensation expense	244	911

Recent Accounting Pronouncements

On April 25, 2008, the Financial Accounting Standard Board (which we refer to as FASB) issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (which we refer to as SFAS) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), “Business Combinations,” and other U.S. GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact, if any, that this FSP will have on the Company’s results of operations, financial position or cash flows.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”), a replacement of FASB Statement No. 141. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. SFAS 141R provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, SFAS 141R changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met at the acquisition date. While there is no expected impact to our consolidated financial statements on the accounting for acquisitions completed prior to December 31, 2008, the adoption of SFAS 141R on January 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date.

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2008		2007
	$	%	$	%

Revenue	$81,682	100.0	$71,944	100.0
Costs and expenses:
Cost of operations	31,570	38.6	28,618	39.8
Sales and marketing	25,830	31.6	22,870	31.8
General and administrative	13,775	16.9	15,505	21.6
Impairment of auction rate securities	27,406	33.6	—	—
Depreciation and amortization	6,785	8.3	5,991	8.3
Interest income	3,453	4.2	1,985	2.8

(Loss) income from continuing operations before income tax provision	(20,231)	(24.8)	945	1.3
Income tax provision	3,104	3.8	210	0.3

(Loss) income from continuing operations	(23,335)	(28.6)	735	1.0
Loss from discontinued operations, net of tax	—	—	(29)	—

Net (loss) income	$(23,335)	(28.6)	$706	1.0

Revenue is derived from our two business segments: Online Services and Publishing and Other Services. Our Online Services segment derives revenue from advertising, sponsorship (including online CME services), e-detailing promotion and physician recruitment services, content syndication and distribution, and licenses of private online portals to employers, healthcare payers and others, along with related services including lifestyle education and personalized telephonic coaching. Our Publishing and Other Services segment derives revenue from sales of, and advertising in, our physician directories, and advertisements in WebMD the Magazine. We sold our ACS/ACP Business as of December 31, 2007 and the revenue and expenses of this business are shown in discontinued operations for the three months ended March 31, 2007.

Our customers include pharmaceutical, biotechnology, medical device and consumer products companies, as well as employers and health plans. Our customers also include physicians and other healthcare providers who buy our physician directories and reference textbooks.

Cost of operations consists of costs related to services and products we provide to customers and costs associated with the operation and maintenance of our public and private portals. These costs relate to editorial and production, Web site operations, non-capitalized Web site development costs, and costs related to the production and distribution of our publications. These costs consist of expenses related to salaries and related expenses, non-cash stock-based compensation, creating and licensing content, telecommunications, leased properties and printing and distribution.

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

Our discussions throughout this MD&A reference certain non-cash expenses. The following is a summary of our principal non-cash expenses:

•	Non-cash advertising expense. Expense related to the use of our prepaid advertising inventory that we received from News Corporation in exchange for equity instruments that HLTH issued in connection with an agreement it entered into with News Corporation in 1999 and subsequently amended in 2000. This non-cash advertising expense is included in cost of operations when we utilize this advertising inventory in conjunction with offline advertising and sponsorship programs and is included in sales and marketing expense when we use the asset for promotion of our brand.

•	Non-cash stock-based compensation expense. Expense related to awards of our restricted Class A Common Stock and awards of employee stock options, as well as awards of restricted HLTH common stock and awards of HLTH stock options that have been granted to certain of our employees. Expense also related to shares issued to our non-employee directors. Non-cash stock-based compensation expense is reflected in the same expense captions as the related salary costs of the respective employees.

The following table is a summary of our non-cash expenses included in the respective statements of operations captions.

	Three Months Ended
	March 31,
	2008	2007

Advertising expense:
Sales and marketing	$1,558	$2,320

Stock-based compensation expense:
Cost of operations	$1,119	$1,578
Sales and marketing	1,138	1,258
General and administrative	1,455	2,527

Total stock-based compensation expense	$3,712	$5,363

Three Months Ended March 31, 2008 and 2007

The following discussion is a comparison of our results of operations on a consolidated basis for the three months ended March 31, 2008 and 2007.

Revenue

Our total revenue increased 13.5% to $81,682 from $71,944 last year. This increase is primarily due to higher revenue from our public portals. Online Services accounted for $9,985 of the revenue increase, offset by a decrease of $247 within Publishing and Other Services. A more detailed discussion regarding changes in revenue is included below under “— Results of Operations by Operating Segment.”

Costs and Expenses

Cost of Operations.  Cost of operations increased to $31,570 from $28,618 last year. As a percentage of revenue, cost of operations was 38.6% in 2008, compared to 39.8% in 2007. Included in cost of operations in 2008 was non-cash expense related to stock-based compensation of $1,119 compared to $1,578 in 2007. The decrease in non-cash expenses during the three month period compared to last year were primarily related to graded vesting methodology used in determining stock-based compensation expense relating to the Company’s stock options and restricted stock awards granted at the time of the initial public offering. Cost of operations excluding non-cash expense was $30,451 or 37.3% of revenue, compared to $27,040 or 37.6% of revenue last year. The increase in absolute dollars was primarily attributable to increases in compensation related costs due to higher staffing levels relating to our Web site operations and development. The decrease as a percentage of revenue was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in cost of operations expense.

Sales and Marketing.  Sales and marketing expense increased to $25,830 from $22,870 last year. As a percentage of revenue, sales and marketing expense was 31.6% in 2008, compared to 31.8% in 2007. Included in sales and marketing expense in 2008 and 2007 was non-cash expense related to advertising of $1,558 and $2.320, respectively, and stock-based compensation of $1,138 and $1,258, respectively. Non-cash advertising expense decreased during the three month period ended March 31, 2008 compared to 2007 due to lower utilization of our prepaid advertising inventory. The decrease in non-cash stock-based compensation expense was primarily related to graded vesting methodology used in determining stock-based compensation expense relating to the Company’s stock options and restricted stock awards granted at the time of the initial public offering. Sales and marketing expense, excluding non-cash expenses, was $23,134 or 28.3% of revenue, compared to $19,292 or 26.8% of revenue last year. The increase in absolute dollars, as well the increase as a percentage of revenue, was primarily attributable to a $2,362 increase in compensation related costs due to increased staffing and to $1,043 increased expenses related to marketing and advertising programs due to higher program volume of approximately 600 programs compared to 500 programs last year.

General and Administrative.  General and administrative expense decreased to $13,775, from $15,505 last year. As a percentage of revenue, general and administrative expense was 16.9% in 2008, compared to 21.6% in 2007. Included in general and administrative expense in 2008 and 2007 was non-cash stock-based compensation expense of $1,455 and $2,527, respectively. The decrease in non-cash stock-based compensation expense was primarily due to graded vesting methodology used in determining stock-based compensation expense relating to the Company’s stock options and restricted stock awards granted at the time of the initial public offering. General and administrative expense, excluding non-cash expenses, was $12,320 or 15.1% of revenue, compared to $12,978 or 18.0% of revenue last year. The decrease in absolute dollars was primarily attributable to a decrease in costs related to outside services and contractors.

Impairment of Auction Rate Securities.  Impairment of auction rate securities represents a charge of $27,406 related to an other-than temporary reduction of the fair value of the Company’s auction rate securities during the quarter ended March 31, 2008. For additional information, see “— Other Significant Developments and Trends — Impairment of Auction Rate Securities” above.

Depreciation and Amortization.  Depreciation and amortization expense increased to $6,785 for the three months ended March 31, 2008 from $5,991 in the same period last year. The increase over the prior year period was primarily due to the $1,460 increase in depreciation expense relating to capital expenditures in 2007 and 2008, partially offset by a decrease in amortization expense of $666 related to certain intangible assets becoming fully amortized.

Interest Income.  Interest income increased to $3,453 for the three months ended March 31, 2008 from $1,985 in the same period last year. The increase over the prior year period primarily relates to the increased cash available for investment.

Income Tax Provision.  The income tax provision of $3,104 and $210 for the three months ended March 31, 2008 and 2007, respectively, represents tax expense related to federal, state and other jurisdictions. As a result of the reversal of a portion of our valuation allowance during the three months ended December 31, 2007, the income tax provision for the three months ended March 31, 2008 reflects a normal tax rate provision based on the statutory rates, and accordingly, includes a non-cash provision. The increase in the effective tax rate from the three months ended March 31, 2007 is a result of this non-cash provision. The income tax provision for the three months ended March 31, 2008 excludes a benefit for the impairment of ARS, as it is currently not deductible for tax purposes.

Loss from Discontinued Operations, Net of Tax.  Loss from discontinued operations, net of tax, represents the ACS/ACP Business net operating loss of $29 in 2007 in connection with the completed sale of the ACS/ACP Business.

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

The following table presents the results of our operations for each of our operating segments and a reconciliation to net (loss) income:

	Three Month Ended
	March 31,
	2008	2007

Revenue
Online Services:
Advertising and sponsorship	$56,065	$47,421
Licensing	21,923	20,115
Content syndication and other	417	884

Total Online Services	78,405	68,420
Publishing and Other Services	3,277	3,524

	$81,682	$71,944

Earnings (loss) before interest, taxes, depreciation, amortization and other non-cash items
Online Services	$16,531	$12,992
Publishing and Other Services	(754)	(358)

	15,777	12,634
Interest, taxes, depreciation, amortization and other non-cash items
Interest income	3,453	1,985
Depreciation and amortization	(6,785)	(5,991)
Non-cash advertising	(1,558)	(2,320)
Non-cash stock-based compensation	(3,712)	(5,363)
Impairment of auction rate securities	(27,406)	—
Income tax provision	(3,104)	(210)

(Loss) income from continuing operations	(23,335)	735
Loss from discontinued operations, net of tax	—	(29)

Net (loss) income	$(23,335)	$706

The following discussion is a comparison of the results of operations for our two operating segments for the three months ended March 31, 2008 and 2007.

Online Services.  Revenue was $78,405, an increase of $9,985 or 14.6% from last year. Advertising and sponsorship revenue increased $8,644 or 18.2% compared to last year. The increase in advertising and sponsorship revenue was primarily attributable to an increase in the number of brands and sponsored programs promoted on our sites. The number of such programs grew to approximately 600 compared to approximately 500 last year. In general, pricing remained relatively stable for our advertising and sponsorship programs and was not a significant source of the revenue increase. Licensing revenue increased $1,808 or 9.0% compared to last year. This increase was due to an increase in the number of companies using our private portal platform to 122 from 103 last year. In general, pricing remained relatively stable for our private portal licenses and was not a significant source of the revenue increase. We also have approximately 140 additional customers who purchase stand-alone decision support services from us. Content syndication and other revenue decreased to $417 from $884 last year, primarily as a result of the completion of certain contracts and our decision not to seek new content syndication business.

Our Online Services earnings before interest, taxes, depreciation, amortization and other non-cash items was $16,531 or 21.1% of revenue, compared to $12,992 or 19.0% of revenue last year. This increase as a percentage of revenue was primarily due to higher revenue from the increase in number of brands and sponsored programs in our public portals as well as the increase in companies using our private online portal without incurring a proportionate increase in overall expenses.

Publishing and Other Services.  Revenue was $3,277 compared to $3,524 last year. The decrease was primarily attributable to $570 of lower advertising revenue in The Little Blue Book, offset by $323 of higher advertising revenue in WebMD the Magazine. In general, pricing remained relatively stable for advertising in both The Little Blue Book and WebMD the Magazine and was not a significant source for changes in revenue.

Our Publishing and Other Services loss before interest, taxes, depreciation, amortization and other non-cash items was $754 compared to $358 last year. This change was primarily attributable to a change in mix of revenues.

Liquidity and Capital Resources

As of March 31, 2008, we had $159,831 of cash and cash equivalents and we owned investments in auction rate securities with a face value of $168,450 and a fair value of $141,044. While liquidity for our ARS investments is currently limited, we recently entered into a non-recourse credit facility with Citigroup that will allow us to borrow up to 75% of the face amount of our ARS holdings. See “— Introduction — Other Significant Developments and Trends — Impairment of Auction Rate Securities” and “— Introduction — Other Recent Transactions — Credit Facility” above. Our working capital as of March 31, 2008 was $280,796. Our working capital is affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities during the three months ended March 31, 2008 was $34,691, primarily as a result of net loss of $23,335, adjusted for non-cash expenses of $41,876, which included depreciation and amortization, non-cash advertising expense, non-cash stock-based compensation expense, deferred income taxes and an impairment of auction rate securities. Additionally, changes in working capital provided cash flow of $16,150, primarily due to a decrease in accounts receivable of $12,220 and an increase in deferred revenue of $11,714, partially offset by a decrease in accrued expenses and other long-term liabilities of $8,949. Cash provided by operating activities from continuing operations during the three months ended March 31, 2007 was $12,967, which related to net income of $706, adjusted for the loss from discontinued operations of $29 and non-cash expenses of $13,752, which included depreciation and amortization, non-cash advertising expense, deferred income taxes and non-cash stock-based compensation expense. Additionally, changes in working capital utilized cash flow of $1,520, primarily due to a decrease in accrued expenses and other long-term liabilities of $11,545, partially offset by an increase in deferred revenue of $7,678 and a decrease in accounts receivable of $2,185.

Cash used in investing activities during the three months ended March 31, 2008 was $89,202 which primarily related to net purchases of available-for-sale securities of $87,550, investments in property and equipment of $2,637 primarily to enhance our technology platform and cash received from the sale of the ACS/ACP Business of $985. Cash used in investing activities during the three months ended March 31, 2007 was $25,272 which primarily related to net purchases of available-for-sale securities of $20,510 and investments in property and equipment of $4,762 primarily to enhance our technology platform.

Cash provided by financing activities during the three months ended March 31, 2008 related to proceeds from the issuance of common stock of $589. Cash provided by financing activities during the three months ended March 31, 2007 was principally related to net cash transfers with HLTH of $145,257, which included $140,000 received from HLTH related to the utilization of WebMD’s NOLs, and proceeds from the issuance of common stock of $4,458.

Potential future cash commitments include our anticipated 2008 capital expenditure requirements for the full year which we currently estimate to be up to $25,000. Our anticipated capital expenditures relate to improvements that will be deployed across our public and private portal web sites in order to enable us to service future growth in unique users, page views and private portal customers, as well as to create new sponsorship areas for our customers. Our liquidity during 2008 is expected to be significantly impacted as a result of the planned HLTH Merger. See “— Introduction — Pending HLTH Merger” above. The planned merger with HLTH will result in the payment of up to $6.89 in cash for each share of HLTH Common Stock as of the closing date of the merger. We expect the combined company to use available cash on hand, as well as cash proceeds to be received from the divestitures by HLTH of its Porex and VIPS businesses to fund the cash portion of the merger consideration. Additionally, if either Porex or ViPS has not been sold at the time the HLTH Merger is ready to be consummated, WHC could issue up to $250,000 in redeemable notes to the HLTH stockholders in lieu of a portion of the cash consideration otherwise payable in the merger, or HLTH or WebMD could drawn proceeds from the respective non-recourse credit facilities they have entered into with Citigroup.

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

Our online businesses have a limited operating history

Our online businesses have a limited operating history and participate in relatively new markets. These markets, and our online businesses, have undergone significant changes during their short history and can be expected to continue to change. Many companies with business plans based on providing healthcare information and related services through the Internet have failed to be profitable and some have filed for bankruptcy and/or ceased operations. Even if demand from users exists, we cannot assure you that our businesses will continue to be profitable.

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

The timing of our advertising and sponsorship revenue may vary significantly from quarter to quarter

Our advertising and sponsorship revenue, which accounted for approximately 73% of our total Online Services segment revenue for the year ended December 31, 2007, may vary significantly from quarter to quarter due to a number of factors, many of which are not in our control, and some of which may be difficult to forecast accurately. The majority of our advertising and sponsorship programs are for terms of approximately four to twelve months. We have relatively few longer term advertising and sponsorship programs. In addition, we have recently noted a trend, among some of our advertisers and sponsors, of seeking to enter into shorter term contracts than they had entered into in the past. We cannot assure you that our current advertisers and sponsors will continue to use our services beyond the terms of their existing contracts or that they will enter into any additional contracts.

In addition, the time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program may be lengthy, especially for larger contracts, and may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals. Other factors that could affect the timing of contracting for specific programs with advertisers and sponsors, or receipt of revenue under such contracts, include:

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

As a result of the revised standards, we have made certain adjustments to our corporate structure, management and operations intended to ensure that Medscape will continue to provide CME activities that are developed independently from those programs developed by its sister companies, which may not be independent of “commercial interests.” ACCME required accredited providers to implement changes relating to placing CME content on websites owned or controlled by “commercial interests” by January 1, 2008 and is requiring accredited providers to implement any corporate structural changes necessary to meet the revised standards regarding the definition of “commercial interest” by August 2009. We believe that the adjustments that we and Medscape have made to our structure and operations satisfy the revised standards.

Medscape’s current ACCME accreditation expires at the end of July 2010. In order for Medscape to renew its accreditation, it will be required to demonstrate to the ACCME that it continues to meet ACCME requirements. If Medscape fails to maintain its status as an accredited ACCME provider (whether at the time of such renewal or at an earlier time as a result of a failure to comply with existing or additional ACCME standards), it would not be permitted to accredit ACCME activities for physicians and other healthcare professionals. Instead, it would be required to use third parties to provide such CME-related services. That, in turn, could discourage potential sponsors from engaging Medscape to develop CME or education-related activities, which could have a material adverse effect on our business.

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

The HLTH Merger will result in a substantial increase in the number of shares of WebMD Common Stock available for trading, which could depress the price of such stock and/or increase the volatility of the price of such stock, both before and after completion of the HLTH Merger

Although the HLTH Merger is expected to reduce the total number of outstanding shares of WebMD Common Stock, the HLTH Merger will greatly increase the number of such shares available for sale in the public markets. Currently, all 48,100,000 outstanding shares of WebMD Class B Common Stock are held by HLTH and do not trade in the public markets. As of March 31, 2008, approximately 9,150,000 shares of WebMD Class A Common Stock (the class traded publicly) were outstanding. In the HLTH Merger, the WebMD Class B Common Stock will be extinguished, but more than 36,000,000 new shares of WebMD Common Stock will be issued to holders of HLTH Common Stock and become immediately available for sale. Additional shares could become available for sale at or after that time depending upon:

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

The HLTH Merger is subject to closing conditions that, if not satisfied or waived, will result in the HLTH Merger not being completed, which may cause the market price of WebMD Class A Common Stock to decline

The HLTH Merger is subject to customary conditions to closing, including the receipt of required approvals of the stockholders of HLTH and WebMD and receipt of opinions of counsel relating to tax matters. In addition, the HLTH Merger is subject to deal-specific closing conditions, including: the combined company having a sufficient amount of available cash at closing to pay the cash portion of the merger consideration while leaving an agreed upon amount of cash in the combined company, calculated pursuant to a formula contained in the Merger Agreement; and completion of the sale, by HLTH, of either ViPS or Porex. If any condition to the HLTH Merger is not satisfied or, if permissible, waived, the HLTH Merger will not be completed. Generally, waiver by WebMD of a condition to closing of the HLTH Merger will require approval of the Special Committee of the WebMD Board that negotiated the transaction with HLTH. We cannot predict what the effect on the market price of WebMD Class A Common Stock would be if the HLTH Merger is not able to be completed, but depending on market conditions at the time, it could result in a decline in that market price. In addition, if there is uncertainty regarding whether the HLTH Merger will be completed (including uncertainty regarding whether the conditions to closing will be met), that could result in a decline in the market price of WebMD Class A Common Stock or an increase in the volatility of that market price.

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

HLTH owns 100% of our Class B Common Stock, which represents approximately 83.4% of our outstanding common stock, which includes the impact of shares to be issued pursuant to the purchase agreement of Subimo, LLC. These Class B shares collectively represent 96% of the combined voting power of our outstanding common stock. Given its ownership interest, HLTH is able to control the outcome of all matters submitted to our shareholders for approval, including the election of directors and the HLTH Merger (which HLTH has agreed, in the Merger Agreement, to vote to approve). Accordingly, except as specifically provided in the Merger Agreement, either in its capacity as a stockholder or through its control of our Board of Directors, HLTH is able to control all key decisions regarding our company, including mergers or other business combinations and acquisitions, dispositions of assets, future issuances of our common stock or other securities, the incurrence of debt by us, the payment of dividends on our common stock (including the frequency and the amount of dividends that would be payable on our common stock, a substantial majority of which HLTH owns) and amendments to our certificate of incorporation and bylaws. Further, as long as HLTH and its subsidiaries (excluding our company and our subsidiaries) continue to beneficially own shares representing at least a majority of the votes entitled to be cast by the holders of our outstanding voting stock, it may take actions required to be taken at a meeting of stockholders without a meeting or a vote and without prior notice to holders of our Class A Common Stock. In addition, HLTH’s controlling interest may discourage a change of control that the holders of our Class A Common Stock may favor. Any of these provisions could be used by HLTH for its own advantage to the detriment of our other stockholders and our company. This in turn may have an adverse effect on the market price of our Class A Common Stock.

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

Some of our directors, officers and employees may have potential conflicts of interest as a result of having positions with or owning equity interests in HLTH

Martin J. Wygod, in addition to being Chairman of the Board of our company, is Chairman of the Board and Acting Chief Executive Officer of HLTH. Some of our other directors, officers and employees also serve as directors, officers or employees of HLTH. In addition, some of our directors, officers and employees own shares of HLTH’s common stock. Furthermore, because our officers and employees have participated in HLTH’s equity compensation plans and because service at our company will, so long as we are a majority-owned subsidiary of HLTH, qualify those persons for continued participation and continued vesting of equity awards under HLTH’s equity plans, many of our officers and employees and some of our directors hold, and may continue to hold, options to purchase HLTH’s common stock and shares of HLTH’s restricted stock.

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

We may be prevented from issuing stock to raise capital, to effectuate acquisitions or to provide equity incentives to members of our management and Board of Directors

Beneficial ownership of at least 80% of the total voting power and value of our capital stock is required in order for HLTH to continue to include us in its consolidated group for federal income tax purposes, and beneficial ownership of at least 80% of the total voting power of our capital stock and 80% of each class of any non-voting capital stock that we may issue is required in order for HLTH to effect a tax-free split-off, spin-off or other similar transaction. Under the terms of the tax sharing agreement that we have entered into with HLTH, we have agreed that we will not knowingly take or fail to take any action that could reasonably be expected to preclude HLTH’s ability to undertake a tax-free split-off or spin-off. This may prevent us from issuing additional equity securities to raise capital, to effectuate acquisitions or to provide management or director equity incentives.

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

Other Risks Applicable to Our Company and to Ownership of Our Securities

Negative conditions in the market for certain auction rate securities may result in WebMD incurring a loss on such investments

As of March 31, 2008, WebMD had a total of approximately $168.4 million (face value) of investments in certain auction rate securities (ARS). The types of ARS investments that WebMD owns are backed by student loans, 97% of which are guaranteed under the Federal Family Education Loan Program (FFELP), and all had credit ratings of AAA or Aaa when purchased. WebMD does not own any other type of ARS investments.

Recent negative conditions in the regularly held auctions for these securities have prevented holders from being able to liquidate their holdings through that type of sale. As a result, WebMD has determined that the fair value of the ARS as of March 31, 2008 was $141.0 million. Accordingly, WebMD has recorded an impairment charge of $27.4 million related to these securities in its results for the quarter ended March 31, 2008. In the event WebMD needs to or wants to sell its ARS investments, it may not be able to do so until a future auction on these types of investments is successful or until a buyer is found outside the auction process. If potential buyers are unwilling to purchase the investments at their carrying amount, WebMD would incur a loss on any such sales.

Acquisitions, business combinations and other transactions may be difficult to complete and, if completed, may have negative consequences for our business and our securityholders

WebMD has been built, in part, through acquisitions. We intend to continue to seek to acquire or to engage in business combinations with companies engaged in complementary businesses. In addition, we may enter into joint ventures, strategic alliances or similar arrangements with third parties. These transactions may result in changes in the nature and scope of our operations and changes in our financial condition. Our success in completing these types of transactions will depend on, among other things, our ability to locate suitable candidates and negotiate mutually acceptable terms with them, and to obtain adequate financing. Significant competition for these opportunities exists, which may increase the cost of and decrease the opportunities for these types of transactions. Financing for these transactions may come from several sources, including:

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

Changes in prevailing interest rates will cause the fair value of certain of our investments to fluctuate such as our investments in auction rate securities that generally bear interest at rates indexed to LIBOR. As of March 31, 2008, the fair market value of our auction rate securities was $141.0 million. However, the fair values of our cash and money market investments, which approximate $160 million at March 31, 2008 are not subject to changes in interest rates.

WebMD has entered into a non-recourse credit facility (“Credit Facility”) from Citigroup secured by its ARS holdings (including, in some circumstances, interest payable on the ARS holdings), that will allow WebMD to borrow up to 75% of the face amount of the ARS holdings pledged as collateral under the Credit Facility. The interest rate applicable to such borrowings will be one-month LIBOR plus 250 basis points. No borrowings have been made under the Credit Facility to date.

ITEM 4.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of March 31, 2008.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in WebMD’s internal control over financial reporting occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

During the three months ended March 31, 2008, 3,571 shares were withheld from WebMD Restricted Stock that vested on January 17, 2008, on March 12, 2008, on March 14, 2008 and on March 27, 2008, in order to satisfy withholding tax requirements related to the vesting of the awards. The value of these shares, which was $119,827 in the aggregate, was determined based on the closing fair market value of our Class A Common Stock on the date of vesting, which was: $38.22 per share on January 17, 2008; $24.87 per share on March 12, 2008; $25.99 per share on March 14, 2008; and $24.59 per share on March 27, 2008. These were the only repurchases of equity securities made by us during the three months ended March 31, 2008. We do not have a repurchase program.

ITEM 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WebMD Health Corp.

By:	/s/ Mark D. Funston
Mark D. Funston
Executive Vice President and
Chief Financial Officer

Date: May 12, 2008

EXHIBIT INDEX

Exhibit No.		Description

2	.1*	Agreement and Plan of Merger, dated as of February 20, 2008, between HLTH Corporation and the Registrant (incorporated by reference to Exhibit 2.1 to Amendment No. 1, filed on February 25, 2008, to the Current Report on Form 8-K filed by the Registrant on February 21, 2008)
2.2		Amendment No. 1, dated as of May 6, 2008, to Agreement and Plan of Merger, dated as of February 20, 2008, between HLTH Corporation and WebMD Health Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on May 7, 2008)
3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form 8-A filed by the Registrant on September 29, 2005 (the “Form 8-A”))
3.2		Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on December 17, 2007)
10	.1**	WebMD, LLC Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.48 to Amendment No. 1, filed on April 29, 2008, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1		Section 1350 Certification of Chief Executive Officer of Registrant
32.2		Section 1350 Certification of Chief Financial Officer of Registrant

*	Certain of the exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

**	Agreement relates to executive compensation.

E-1