Form 10-Q
period 2008-06-30
WebMD Health Corp.
filed 2008-08-11
CIK 1326583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Yes ☐     No ☑

As of August 5, 2008, the Registrant had 9,546,570 shares of Class A Common Stock (including unvested shares of restricted WebMD Class A Common Stock) and 48,100,000 shares of Class B Common Stock outstanding.

WEBMD HEALTH CORP.

QUARTERLY REPORT ON FORM 10-Q
For the period ended June 30, 2008

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

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$186,490	$213,753
Short-term investments	138,753	80,900
Accounts receivable, net of allowance for doubtful accounts of $1,091 at June 30, 2008 and $1,165 at December 31, 2007	68,865	86,081
Current portion of prepaid advertising	2,275	2,329
Due from HLTH	—	1,153
Other current assets	9,259	10,840

Total current assets	405,642	395,056
Property and equipment, net	46,554	48,589
Prepaid advertising	3,017	4,521
Goodwill	221,281	221,429
Intangible assets, net	31,323	36,314
Other assets	7,317	12,955

	$715,134	$718,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$20,203	$26,498
Deferred revenue	87,401	76,401
Due to HLTH	72	—

Total current liabilities	107,676	102,899
Other long-term liabilities	8,890	9,210
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value per share, 500,000,000 shares authorized; 9,259,060 shares issued and outstanding at June 30, 2008 and 9,113,708 shares issued and outstanding at December 31, 2007	93	91
Class B Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 48,100,000 shares issued and outstanding at June 30, 2008 and December 31, 2007	481	481
Additional paid-in capital	541,220	531,043
Accumulated other comprehensive loss	(1,383)	—
Retained earnings	58,157	75,140

Total stockholders’ equity	598,568	606,755

	$715,134	$718,864

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$89,176	$77,270	$170,858	$149,214
Costs and expenses:
Cost of operations	32,763	28,997	64,333	57,615
Sales and marketing	25,460	21,929	51,290	44,799
General and administrative	14,614	15,981	28,389	31,486
Impairment of auction rate securities	—	—	27,406	—
Depreciation and amortization	7,188	6,941	13,973	12,932
Interest income	2,350	3,051	5,803	5,036

Income (loss) from continuing operations before income tax provision	11,501	6,473	(8,730)	7,418
Income tax provision	5,149	1,332	8,253	1,542

Income (loss) from continuing operations	6,352	5,141	(16,983)	5,876
Income from discontinued operations, net of tax	—	249	—	220

Net income (loss)	$6,352	$5,390	$(16,983)	$6,096

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.11	$0.09	$(0.29)	$0.10
Income from discontinued operations	—	0.00	—	0.01

Net income (loss)	$0.11	$0.09	$(0.29)	$0.11

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.11	$0.09	$(0.29)	$0.10
Income from discontinued operations	—	0.00	—	0.00

Net income (loss)	$0.11	$0.09	$(0.29)	$0.10

Weighted-average shares outstanding used in computing net income (loss) per common share:
Basic	57,693	57,071	57,664	57,023

Diluted	59,061	59,748	57,664	59,689

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net (loss) income	$(16,983)	$6,096
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(220)
Depreciation and amortization	13,973	12,932
Non-cash advertising	1,558	2,320
Non-cash stock-based compensation	7,200	9,905
Deferred income taxes	6,667	577
Impairment of auction rate securities	27,406	—
Changes in operating assets and liabilities:
Accounts receivable	17,216	7,719
Other assets	(1,394)	74
Accrued expenses and other long-term liabilities	(5,131)	(7,271)
Due to HLTH	1,246	2,136
Deferred revenue	11,000	10,576

Net cash provided by continuing operations	62,758	44,844
Net cash provided by discontinued operations	—	48

Net cash provided by operating activities	62,758	44,892
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	41,300	95,256
Purchases of available-for-sale securities	(127,900)	(112,667)
Purchases of property and equipment	(6,946)	(9,764)
Cash received from sale of business and business combinations, net of fees	1,133	—

Net cash used in investing activities	(92,413)	(27,175)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,392	5,723
Net cash transfers with HLTH	—	145,257

Net cash provided by financing activities	2,392	150,980

Net (decrease) increase in cash and cash equivalents	(27,263)	168,697
Cash and cash equivalents at beginning of period	213,753	44,660

Cash and cash equivalents at end of period	$186,490	$213,357

See accompanying notes.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, unaudited)

1.	Summary of Significant Accounting Policies

Background and Basis of Presentation

WebMD Health Corp. (the “Company”) is a Delaware corporation that was incorporated on May 3, 2005. The Company completed an initial public offering (“IPO”) of Class A Common Stock on September 28, 2005. The Company’s Class A Common Stock has traded on the Nasdaq National Market under the symbol “WBMD” since September 29, 2005 and now trades on the Nasdaq Global Select Market. Prior to the date of the IPO, the Company was a wholly-owned subsidiary of HLTH Corporation (“HLTH”) and its consolidated financial statements had been derived from the consolidated financial statements and accounting records of HLTH, principally representing the WebMD segment, using the historical results of operations, and historical basis of assets and liabilities of the WebMD related businesses. Since the completion of the IPO, the Company has been a majority-owned subsidiary of HLTH, which currently owns 83.3% of the equity of the Company, after accounting for the impact of shares to be issued pursuant to the purchase agreement for the acquisition of Subimo, LLC. The Company’s Class A Common Stock has one vote per share, while the Company’s Class B Common Stock has five votes per share. As a result, the Company’s Class B Common Stock owned by HLTH represented, as of June 30, 2008, 96.2% of the combined voting power of the Company’s outstanding Common Stock.

Transactions between the Company and HLTH have been identified in these notes to the consolidated financial statements as Transactions with HLTH (see Note 4).

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the operating results to be expected for any subsequent period or for the entire year ending December 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

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

Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share are presented in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” In accordance with SFAS No. 128, basic income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the periods presented. Diluted income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the periods, increased to give effect to potentially dilutive securities.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Six Months Ended
	Three Months Ended June 30,		June 30,
	2008	2007	2008	2007

Numerator:
Income (loss) from continuing operations	$6,352	$5,141	$(16,983)	$5,876

Income from discontinued operations, net of tax	$—	$249	$—	$220

Denominator: (shares in thousands)
Weighted-average shares — Basic	57,693	57,071	57,664	57,023
Employee stock options, restricted stock and Deferred Shares	1,368	2,677	—	2,666

Adjusted weighted-average shares after assumed conversions — Diluted	59,061	59,748	57,664	59,689

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.11	$0.09	$(0.29)	$0.10
Income from discontinued operations	—	0.00	—	0.01

Net income (loss)	$0.11	$0.09	$(0.29)	$0.11

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.11	$0.09	$(0.29)	$0.10
Income from discontinued operations	—	0.00	—	0.00

Net income (loss)	$0.11	$0.09	$(0.29)	$0.10

Included in basic and diluted shares for the three and six months ended June 30, 2008 is the impact of shares to be issued pursuant to the purchase agreement for the acquisition of Subimo, LLC. The Company deferred the issuance of 640,930 shares of Class A common stock (“Deferred Shares”) until December 2008, subject to acceleration in certain circumstances. A maximum of 246,508 of the Deferred Shares may be used to settle any outstanding claims or warranties the Company may have against the seller. For purposes of calculating basic net income per share, the impact of 394,422 shares representing the non-contingent portion of the Deferred Shares was included. The additional Deferred Shares of 246,508 were considered if their effect was dilutive. The issuance of the Deferred Shares would be accelerated by the closing of the HLTH Merger (described in Note 11 below) to the date of that closing.

The Company has excluded certain outstanding stock options, restricted stock and Deferred Shares from the calculation of diluted income (loss) per common share during the periods in which such securities were anti-dilutive. The total number of shares excluded from the calculation of diluted income (loss) per share was 2,383,679 and 5,638,432 for the three and six months ended June 30, 2008, respectively, and 1,252,390 and 1,285,402 for the three and six months ended June 30, 2007, respectively.

Recent Accounting Pronouncements

On April 25, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), “Business Combinations,” and other U.S. GAAP. This FSP is effective for financial statements issued for fiscal years beginning

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact, if any, that this FSP will have on the Company’s results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”), a replacement of SFAS No. 141. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. SFAS 141R provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, SFAS 141R changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met at the acquisition date. While there is no expected impact to the Company’s consolidated financial statements on the accounting for acquisitions completed prior to December 31, 2008, the adoption of SFAS 141R on January 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date and for tax matters relating to prior acquisitions settled subsequent to December 31, 2008.

2.	Discontinued Operations

As of December 31, 2007, the Company entered into an Asset Sale Agreement and completed the sale of certain assets and certain liabilities of its medical reference publications business, including the publications ACP Medicine and ACS Surgery: Principles and Practice. The assets and liabilities sold are referred to below as “ACS/ACP Business.” ACP Medicine and ACS Surgery are official publications of the American College of Physicians and the American College of Surgeons, respectively. As a result of the sale, the historical financial information of the ACS/ACP Business has been reclassified as discontinued operations in the accompanying consolidated financial statements for the prior year period. The Company will receive net cash proceeds of $2,809, consisting of $1,734 received in the quarter ended March 31, 2008 and the remaining $1,075 to be received in the quarter ending September 30, 2008. The Company incurred approximately $800 of professional fees and other expenses associated with the sale of the ACS/ACP Business. During 2007, the Company recognized a gain of $3,571, net of a tax benefit of $177. Summarized operating results for the discontinued operations of the ACS/ACP Business for the three and six months ended June 30, 2007 were as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2007	2007

Revenue	$1,209	$2,227

Income from discontinued operations	$249	$220

3.	Stock-Based Compensation

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

HLTH Plans

Certain WebMD employees participate in the stock-based compensation plans of HLTH (collectively, the “HLTH Plans”). Under the HLTH Plans certain of the Company employees have received grants of options to purchase HLTH Common Stock and restricted HLTH Common Stock. Additionally, all eligible WebMD employees were provided the opportunity to participate in HLTH’s employee stock purchase plan through April 30, 2008. All unvested options to purchase HLTH Common Stock and restricted HLTH Common Stock held by the Company’s employees as of the effective date of the IPO continue to vest under the original terms of those awards. An aggregate of 5,784,648 shares of HLTH Common Stock remained available for grant under the HLTH Plans at June 30, 2008.

Stock Options

Generally, options under the HLTH Plans vest and become exercisable ratably over a three to five year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The majority of options granted under the HLTH Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of HLTH’s Common Stock on the date of grant. The following table summarizes activity for the HLTH Plans relating to the Company’s employees during the six months ended June 30, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Shares	Per Share	(In Years)	Value(1)

Outstanding at January 1, 2008	8,825,988	$13.59
Granted	—	—
Exercised	(284,473)	8.55
Forfeited	(302,711)	21.69

Outstanding at June 30, 2008	8,238,804	$13.47	3.4	$10,703

Vested and exercisable at the end of the period	7,928,818	$13.66	3.2	$9,868

(1)	The aggregate intrinsic value is based on the market price of HLTH’s Common Stock on June 30, 2008, which was $11.32, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on June 30, 2008.

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

Restricted Stock Awards

HLTH Restricted Stock consists of shares of HLTH Common Stock which have been awarded to the Company’s employees with restrictions that cause them to be subject to substantial risk of forfeiture and restrict their sale or other transfer by the employee until they vest. Generally, HLTH Restricted Stock awards vest ratably over a three to five year period based on their individual award dates subject to continued employment on the applicable vesting dates. There was no activity of non-vested HLTH Restricted Stock relating to the Company’s employees during the six months ended June 30, 2008.

Proceeds received by HLTH from the exercise of options to purchase HLTH Common Stock were $1,721 and $2,433 during the three and six months ended June 30, 2008, respectively, and $21,662 and $44,319 during the three and six months ended June 30, 2007, respectively. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of HLTH Restricted Stock that vested was $649 and $901 during the three and six months ended June 30, 2008, respectively, and $4,998 and $15,202 during the three and six months ended June 30, 2007, respectively.

WebMD Plans

During September 2005, the Company adopted the 2005 Long-Term Incentive Plan (the “2005 Plan”). In connection with the acquisition of Subimo, LLC in December 2006, the Company adopted the WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (the “Subimo Plan”). The terms of the Subimo Plan are similar to the terms of the 2005 Plan but it has not been approved by the Company’s stockholders. Awards under the Subimo Plan were made on the date of the Company’s acquisition of Subimo, LLC in reliance on the NASDAQ Stock Market exception to shareholder approval for equity grants to new hires. No additional grants will be made under the Subimo Plan. The 2005 Plan and the Subimo Plan are included in all references as the “WebMD Plans.” The maximum number of shares of the Company’s Class A Common Stock that may be subject to options or restricted stock awards under the WebMD Plans is 9,480,574, subject to adjustment in accordance with the terms of the WebMD Plans. The Company had an aggregate of 2,578,530 shares of Class A Common Stock available for grant under the WebMD Plans at June 30, 2008.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

Generally, options under the WebMD Plans vest and become exercisable ratably over a four-year period based on their individual grant dates, subject to continued employment on the applicable vesting dates. The options granted under the WebMD Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of the Company Class A Common Stock on the date of grant. The following table summarizes activity for the WebMD Plans during the six months ended June 30, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Shares	Per Share	(In Years)	Value(1)

Outstanding at January 1, 2008	5,020,551	$27.56
Granted	416,250	33.49
Exercised	(136,558)	17.51
Forfeited	(292,027)	29.78

Outstanding at June 30, 2008	5,008,216	$28.20	7.9	$27,506

Vested and exercisable at the end of the period	1,434,369	$23.66	7.5	$10,441

(1)	The aggregate intrinsic value is based on the market price of the Company’s Class A Common Stock on June 30, 2008, which was $27.90, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on June 30, 2008.

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

	Six Months Ended June 30,
	2008	2007

Expected dividend yield	0%	0%
Expected volatility	0.43	0.47
Risk-free interest rate	2.40%	4.73%
Expected term (years)	3.27	3.36
Weighted-average fair value of options granted during the period	$11.02	$18.64

Restricted Stock Awards

The Company Restricted Stock consists of shares of the Company Class A Common Stock which have been awarded to employees with restrictions that cause them to be subject to substantial risk of forfeiture and restrict their sale or other transfer by the employee until they vest. Generally, the Company’s Restricted Stock awards vest ratably over a four year period from their individual award dates subject to continued employment

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the applicable vesting dates. The following table summarizes the activity of non-vested Company Restricted Stock during the six months ended June 30, 2008:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Beginning balance at January 1, 2008	307,722	$29.46
Granted	4,000	35.22
Vested	(13,212)	44.91
Forfeited	(12,500)	21.86

Ending balance at June 30, 2008	286,010	$29.16

Proceeds received from the exercise of options to purchase the Company Class A Common Stock were $1,803 and $2,392 during the three and six months ended June 30, 2008, respectively, and $1,265 and $5,723 during the three and six months ended June 30, 2007, respectively. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of the Company Restricted Stock that vested was $1,499 and $2,470 during the three and six months ended June 30, 2008, respectively, and $2,045 and $7,088 during the three and six months ended June 30, 2007.

Employee Stock Purchase Plan

HLTH’s Employee Stock Purchase Plan (“ESPP”) allowed eligible employees of the Company the opportunity to purchase shares of HLTH Common Stock through payroll deductions, up to 15% of a participant’s annual compensation with a maximum of 5,000 shares available per participant during each purchase period. The purchase price of the stock was 85% of the fair market value on the last day of each purchase period. There were 31,787 and 22,335 shares of HLTH Common Stock issued to the Company’s employees under HLTH’s ESPP during the three and six months ended June 30, 2008 and 2007, respectively. In accordance with the HLTH Merger Agreement, the ESPP was terminated after the purchase period ended April 30, 2008.

Other

At the time of the IPO and each year on the anniversary of the IPO, the Company issued shares of its Class A Common Stock to each non-employee director with a value equal to their annual board and committee retainers. The Company recorded $85 of stock-based compensation expense during the three months ended June 30, 2008 and 2007 and $170 during the six months ended June 30, 2008 and 2007 in connection with these issuances.

Additionally, the Company recorded $279 of stock-based compensation expense during the three months ended June 30, 2008 and 2007, and $558 and $536 during the six months ended June 30, 2008 and 2007, respectively, in connection with a stock transferability right for shares required to be issued in connection with the acquisition of Subimo, LLC by the Company.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

HLTH Plans:
Stock options	$(148)	$657	$56	$1,402
Restricted stock	8	(478)	17	(338)
WebMD Plans:
Stock options	2,668	3,196	5,508	6,619
Restricted stock	584	773	862	1,460
ESPP	1	30	32	56
Other	375	364	725	706

Total stock-based compensation expense	$3,488	$4,542	$7,200	$9,905

Included in:
Cost of operations	$826	$984	$1,945	$2,562
Sales and marketing	1,264	1,379	2,402	2,637
General and administrative	1,398	2,179	2,853	4,706

Total stock-based compensation expense	$3,488	$4,542	$7,200	$9,905

As of June 30, 2008, approximately $265 and $32,727 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 0.58 years and 1.33 years, related to the HLTH Plans and the WebMD Plans, respectively.

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

On February 15, 2006, the Tax Sharing Agreement was amended to provide that HLTH will compensate the Company for any use of the Company’s net operating loss (“NOL”) carryforwards that may result from certain extraordinary transactions, as defined in the Tax Sharing Agreement, including a sale by HLTH of its Emdeon Business Services (“EBS”) and Emdeon Practice Services (“EPS”) operating segments.

On September 14, 2006, HLTH completed the sale of EPS for approximately $565,000 in cash (“EPS Sale”). On November 16, 2006, HLTH completed the sale of a 52% interest in EBS for approximately $1,200,000 in cash (“2006 EBS Sale”). HLTH recognized a taxable gain on the sale of EPS and EBS and utilized a portion of its federal NOL carryforwards to offset the gain on these transactions. Under the Tax Sharing Agreement between HLTH and the Company, the Company was reimbursed for its NOL carryforwards utilized by HLTH in these transactions at the current federal statutory rate of 35%. During February 2007, HLTH reimbursed the Company $140,000 as an estimate of the payment required pursuant to the Tax Sharing

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreement with respect to the EPS Sale and the 2006 EBS Sale, which amount was subject to adjustment in connection with the filing of the applicable tax returns. During September 2007, HLTH finalized the NOL carryforward attributable to the Company that was utilized as a result of the EPS Sale and the 2006 EBS Sale and reimbursed the Company an additional $9,862. These reimbursements were recorded as capital contributions, which increased additional paid-in-capital at December 31, 2006 and September 30, 2007, respectively.

On February 11, 2008, HLTH announced that it had executed a definitive agreement and closed the sale of its 48% minority interest in EBS to an affiliate of General Atlantic LLC and investment funds managed by Hellman & Friedman LLC for a sale price of $575,000 in cash. On July 22, 2008, HLTH completed the sale of its ViPS segment to an affiliate of General Dynamics Corporation for approximately $225,000 in cash. HLTH expects to recognize taxable gains on these transactions and expects to utilize a portion of the Company’s federal NOL carryforward to offset a portion of the tax liability resulting from these transactions. Based upon information available at the time of this filing, the Company’s current estimate is that the NOL carryforwards that were available as of December 31, 2007 will be reduced by an aggregate of approximately $120,000 as a result of HLTH’s utilization of the Company’s NOL carryforwards to offset HLTH’s taxable gains on these transactions. This estimated amount is based on various assumptions and is subject to material change. The actual amount of the Company’s NOL carryforwards that HLTH will utilize cannot be determined until HLTH completes its 2008 income tax calculations.

HLTH’s obligation to reimburse the Company for the utilization of its NOL carryforwards would be extinguished by the completion of the merger with HLTH. See Note 11 below for a description of the Merger Agreement entered into between the Company and HLTH.

Charges from the Company to HLTH:

Revenue:  The Company sells certain of its products and services to HLTH businesses. These amounts are included in revenue during the three and six months ended June 30, 2008 and 2007. The Company charges HLTH rates comparable to those charged to third parties for similar products and services.

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

The following table summarizes the allocations reflected in the Company’s consolidated financial statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Charges from the Company to HLTH:
Intercompany revenue	$40	$63	$40	$125
Charges from HLTH to the Company:
Corporate services — shared services allocation	861	821	1,734	1,625
Healthcare expense	1,943	1,420	3,814	2,802
Stock-based compensation expense	(139)	209	105	1,120

5.	Significant Transactions

America Online, Inc.

In May 2001, HLTH entered into an agreement for a strategic alliance with Time Warner, Inc. Under the agreement, the Company was the primary provider of healthcare content, tools and services for use on certain America Online (“AOL”) properties. The agreement ended on May 1, 2007. Under the agreement, the Company and AOL shared certain revenue from advertising, commerce and programming on the health channels of the AOL properties and on a co-branded service created for AOL by the Company. The Company was entitled to share in revenue and was guaranteed a minimum of $12,000 during each contract year from May 1, 2005 through May 1, 2007, when the agreement ended, for its share of advertising revenue. Included in revenue was $782 and $2,658 during the three and six months ended June 30, 2007, respectively, related to sales to third parties of advertising and sponsorship on the AOL health channels, primarily sold through the Company’s sales organization. Also included in revenue for the three and six months ended June 30, 2007 was revenue of $211 and $1,515, respectively, related to the guarantee described above.

Fidelity Human Resources Services Company LLC

In 2004, the Company entered into an agreement with Fidelity Human Resources Services Company LLC (“FHRS”) to integrate the Company’s private portals product into the services FHRS provides to its clients. FHRS provides human resources administration and benefits administration services to employers. The Company recorded revenue of $2,352 and $4,790 during the three and six months ended June 30, 2008, respectively, and $2,756 and $5,252 during the three and six months ended June 30, 2007, respectively. Included in accounts receivable as of June 30, 2008 was $1,124 related to the FHRS agreement.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Segment Information

The Company provides health information services to consumers, physicians, healthcare professionals, employers and health plans through the Company’s public and private online portals and health-focused publications. The Company’s two operating segments are:

•	Online Services. The Company provides both public and private online portals. The Company’s public portals for consumers enable them to obtain health and wellness information (including information on specific diseases and conditions), check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest, enroll in interactive courses and participate in online communities with peers and experts. The Company’s public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education credit and communicate with peers. The Company’s private portals enable employers and health plans to provide their employees and plan members with access to personalized health and benefit information and decision-support technology that helps them make more informed benefit, provider and treatment choices. The Company provides related services for use by such employees and members, including lifestyle education and personalized telephonic health coaching. The Company also provides e-detailing promotion and physician recruitment services for use by pharmaceutical, medical device and healthcare companies.

•	Publishing and Other Services. The Company publishes The Little Blue Book, a physician directory, and WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms. Until December 31, 2007, the Company also published medical reference textbooks. See Note 2 for further details.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for each of the Company’s operating segments and a reconciliation to income (loss) from continuing operations are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue
Online Services:
Advertising and sponsorship	$62,383	$52,436	$118,448	$99,857
Licensing	21,866	19,799	43,789	39,914
Content syndication and other	345	653	762	1,537

Total Online Services	84,594	72,888	162,999	141,308
Publishing and Other Services	4,582	4,382	7,859	7,906

	$89,176	$77,270	$170,858	$149,214

Earnings before interest, taxes, depreciation, amortization and other non-cash items
Online Services	$18,800	$14,042	$35,331	$27,034
Publishing and Other Services	1,027	863	273	505

	19,827	14,905	35,604	27,539
Interest, taxes, depreciation, amortization and other non-cash items
Interest income	2,350	3,051	5,803	5,036
Depreciation and amortization	(7,188)	(6,941)	(13,973)	(12,932)
Non-cash advertising	—	—	(1,558)	(2,320)
Non-cash stock-based compensation	(3,488)	(4,542)	(7,200)	(9,905)
Impairment of auction rate securities	—	—	(27,406)	—
Income tax provision	(5,149)	(1,332)	(8,253)	(1,542)

Income (loss) from continuing operations	6,352	5,141	(16,983)	5,876
Income from discontinued operations, net of tax	—	249	—	220

Net income (loss)	$6,352	$5,390	$(16,983)	$6,096

7.	Fair Value of Financial Instruments and Credit Facility

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company did not have any Level 1 or Level 2 assets as of June 30, 2008. The Company’s Level 3 financial assets that were measured at fair value as of June 30, 2008 were auction rate securities (“ARS”) of $138,753.

The following table reconciles the beginning and ending balances of the Company’s Level 3 assets, which consist of the Company’s ARS holdings:

Balance as of January 1, 2008	$—
Transfers to Level 3	169,200
Redemptions	(1,658)
Impairment charge included in earnings	(27,406)
Unrealized losses included in other comprehensive loss	(1,383)

Balance as of June 30, 2008	$138,753

The Company holds investments in ARS which have been classified as Level 3 assets as described above. The types of ARS holdings the Company owns are backed by student loans, 97% of which are guaranteed under the Federal Family Education Loan Program (FFELP), and all had credit ratings of AAA or Aaa when purchased. Historically, the fair value of the Company’s ARS holdings approximated par value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, virtually all auctions involving these securities have failed. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. During the three months ended March 31, 2008, the Company concluded that the estimated fair value of the ARS no longer approximated the face value due to the lack of liquidity. The securities have been classified within Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

The Company estimated the fair value of its ARS holdings using an income approach valuation technique. Using this approach, expected future cash flows were calculated over the expected life of each security and were discounted to a single present value using a market required rate of return. Some of the more significant assumptions made in the present value calculations were (i) the estimated weighted average lives for the loan portfolios underlying each individual ARS, which range from 4 to 14 years and (ii) the required rates of return used to discount the estimated future cash flows over the estimated life of each security, which considered both the credit quality for each individual ARS and the market liquidity for these investments. As of March 31, 2008, the Company concluded the fair value of its ARS holdings was $141,044 compared to a face value of $168,450. The impairment in value, or $27,406, was considered to be other-than-temporary and, accordingly, was recorded as an impairment charge within the statement of operations during the three months ended March 31, 2008.

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

During the three and six months ended June 30, 2008, the Company received $950 and $1,700, respectively, associated with the partial redemption of certain of its ARS holdings, which represented 100% of their face value. As a result, as of June 30, 2008, the total face value of the Company’s ARS holdings was $167,500. During the three months ended June 30, 2008, the Company reduced the carrying value of its ARS holdings by $1,383. The Company assessed this decline in fair market value to be temporary and therefore recorded this decline as unrealized loss in other comprehensive loss in the accompanying consolidated balance sheet.

The Company continues to monitor the market for auction rate securities as well as the individual ARS investments it owns. The Company may be required to record additional losses in future periods if the fair value of its ARS holdings deteriorate further.

Credit Facility

On May 6, 2008, the Company entered into a non-recourse credit facility (the “Credit Facility”) with Citigroup that is secured by the Company’s ARS holdings (including, in some circumstances, interest payable on the ARS holdings), that will allow the Company to borrow up to 75% of the face amount of the ARS holdings pledged as collateral under the Credit Facility. The Credit Facility is governed by a loan agreement, dated as of May 6, 2008, containing customary representations and warranties of the borrower and certain affirmative covenants and negative covenants relating to the pledged collateral. Under the loan agreement, the borrower and the lender may, in certain circumstances, cause the pledged collateral to be sold, with the proceeds of any such sale required to be applied in full immediately to repayment of amounts borrowed.

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

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive loss. Other comprehensive loss includes certain changes in equity that are excluded from net income (loss), such as changes in unrealized losses on available-for-sale marketable securities. The following table presents the components of comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Unrealized losses on securities	$(1,383)	$—	$(1,383)	$—
Net income (loss)	6,352	5,390	(16,983)	6,096

Comprehensive income (loss)	$4,969	$5,390	$(18,366)	$6,096

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2007 and the six months ended June 30, 2008 are as follows:

		Publishing
	Online	and Other
	Services	Services	Total

Balance as of January 1, 2007	$213,983	$11,045	$225,028
Purchase price allocations and other adjustments	(3,599)	—	(3,599)

Balance as of December 31, 2007	210,384	11,045	221,429
Purchase price allocations	(148)	—	(148)

Balance as of June 30, 2008	$210,236	$11,045	$221,281

Intangible assets subject to amortization consist of the following:

	June 30, 2008				December 31, 2007
				Weighted				Weighted
	Gross			Average	Gross			Average
	Carrying	Accumulated		Remaining	Carrying	Accumulated		Remaining
	Amount	Amortization	Net	Useful Life(a)	Amount	Amortization	Net	Useful Life(a)

Content	$15,954	$(13,561)	$2,393	1.8	$15,954	$(12,581)	$3,373	2.1
Customer relationships	33,191	(11,963)	21,228	8.9	33,191	(10,183)	23,008	9.2
Technology and patents	14,967	(11,961)	3,006	1.1	14,967	(10,126)	4,841	1.5
Trade names	7,817	(3,121)	4,696	7.3	7,817	(2,725)	5,092	7.7

Total	$71,929	$(40,606)	$31,323	7.4	$71,929	$(35,615)	$36,314	7.3

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

Amortization expense was $2,443 and $4,991 during the three and six months ended June 30, 2008, respectively, and $3,319 and $6,533 during the three and six months ended June 30, 2007, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year ending December 31:
2008 (July 1st to December 31st)	$4,724
2009	6,401
2010	3,337
2011	2,464
2012	2,464
Thereafter	11,933

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Commitments and Contingencies

In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters, including those discussed in Note 12 to the Consolidated Financial Statements included in the Company’s 2007 Annual Report on Form 10-K, has yet to be determined, the Company does not believe that their outcomes will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

11.	Pending Merger with HLTH

On February 20, 2008, HLTH and the Company entered into a Merger Agreement, pursuant to which HLTH will merge into the Company (“HLTH Merger”), with the Company continuing as the surviving corporation. The Merger Agreement was amended on May 6, 2008, as described below. In the HLTH Merger, each outstanding share of HLTH Common Stock will be converted into the following (which the Company refers to as the “Merger Consideration”): 0.1979 shares of the Company’s Common Stock and between $6.63 and $6.89 in cash (a portion of which may, instead, be paid in 11% redeemable notes as described below), with the actual amount depending on whether HLTH sells certain auction rate securities that it owns and, if so, the amount of the proceeds that it receives. The shares of the Company’s Class A Common Stock currently outstanding will remain outstanding and will be unchanged in the HLTH Merger. The HLTH Merger will eliminate both the controlling class of the Company’s stock held by HLTH and the Company’s existing dual-class stock structure. The terms of the Merger Agreement were negotiated between HLTH and a Special Committee of the Company’s Board of Directors. The Merger Agreement was approved by the Company’s Board, based on the recommendations of the Special Committee and by the Board of HLTH.

The cash portion of the Merger Consideration will be funded from cash and investments at the Company and HLTH, and proceeds from HLTH’s anticipated sale of its Porex business. If Porex has not been sold at the time the HLTH Merger is ready to be consummated, the Company may issue up to $250,000 in redeemable notes to the HLTH shareholders in lieu of a portion of the cash consideration otherwise payable in the HLTH Merger. The notes would bear interest at a rate of 11% per annum, payable in kind annually in arrears. The notes would be subject to mandatory redemption by the Company from the proceeds of the divestiture of Porex. The redemption price would be equal to the principal amount of the notes to be redeemed plus accrued but unpaid interest through the date of the redemption.

Completion of the HLTH Merger is subject to: HLTH and the Company receiving required shareholder approvals; a requirement that the surviving company have an amount of cash, as of the closing at least equal to an agreed upon threshold, calculated in accordance with a formula contained in the Merger Agreement; and completion of the sale of HLTH’s ARS holdings (or the availability of certain alternatives described below); and other customary closing conditions. HLTH, which owns shares of the Company constituting approximately 96% of the total number of votes represented by outstanding shares, has agreed to vote its shares of the Company in favor of the HLTH Merger. On July 22, 2008, HLTH completed the sale of its ViPS business, which satisfied one of the original closing conditions of the HLTH Merger.

Following the HLTH Merger, the Company as the surviving corporation, will assume the obligations of HLTH under HLTH’s 3 1/8% Convertible Notes due September 1, 2025 and HLTH’s 1.75% Convertible Subordinated Notes due June 15, 2023 (“Notes”). In the event a holder of these Notes converts these Notes into shares of HLTH common stock pursuant to the terms of the applicable indenture prior to the effective time of the HLTH Merger, those shares would be treated in the HLTH Merger like all other shares of HLTH Common Stock. In the event a holder of the Notes converts those Notes pursuant to the applicable indenture following the effective time of the HLTH Merger, those Notes would be converted into the right to receive the HLTH Merger Consideration payable in respect of the HLTH shares into which such Notes would have been convertible.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 6, 2008, HLTH and the Company entered into an amendment (the “Amendment”) to the Merger Agreement, which modifies certain provisions of the Merger Agreement to reflect the flexibility and additional liquidity afforded by the credit facility that HLTH has entered into, which is described in Note 7. Under the Merger Agreement, as amended, HLTH is not required to sell its ARS holdings as a condition to closing if the outstanding loan amount, under the HLTH credit facility, is equal to 75% of the face amount of the ARS investments held by HLTH at the effective time of the Merger or if HLTH would be capable of satisfying, as of that time, all of the conditions to making a drawdown of that amount. In either such case, the maximum reduction in the aggregate cash consideration payable in the Merger, as contemplated by the Amendment, would be $48,075 (which is 25% of the face amount of HLTH’s ARS holdings as of the date of this Quarterly Report, excluding the Company’s ARS holdings), or approximately $0.26 per share (based on the number of shares of HLTH Common Stock outstanding as of the date of this Quarterly Report). To the extent that HLTH, instead, sells some or all of its ARS holdings for greater than 75% of the face amount, the reduction in the aggregate cash portion of the Merger Consideration with respect to the ARS holdings that are sold would be based on the actual sale price for those holdings. The Amendment was approved by the Boards of Directors of HLTH and the Company and by a Special Committee of the Company’s Board of Directors.

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

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and is intended to provide an understanding of our results of operations, financial condition and changes in financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of our company and operating segments, a description of certain recent developments, background information on certain trends and a discussion of how seasonal factors may impact the timing of our revenue.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective and often complex judgments in making estimates and assumptions.

•	Transactions with HLTH. This section describes the services that we receive from HLTH Corporation (which we refer to as HLTH) and the costs of these services, as well as the fees we charge HLTH for our services and our tax sharing agreement with HLTH.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

•	Results of Operations and Results of Operations by Operating Segment. These sections provide our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on both a consolidated basis and an operating segment basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of June 30, 2008.

•	Factors That May Affect Our Future Financial Condition or Results of Operations. This section describes circumstances or events that could have a negative effect on our financial condition or results of operations, or that could change, for the worse, existing trends in some or all of our businesses. The factors discussed in this section are in addition to factors that may be described elsewhere in this Quarterly Report.

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

products, including continuing medical education (which we refer to as CME) services. Our sponsors and advertisers include pharmaceutical, biotechnology, medical device and consumer products companies. Through our private portals for employers and health plans, we provide information and services that enable employees and members, respectively, to make more informed benefit, treatment and provider decisions. We also provide related services for use by such employees and members, including lifestyle education and personalized telephonic health coaching. We generate revenue from our private portals through the licensing of these portals to employers and health plans either directly or through distributors, as well as fees charged for our coaching services. We also distribute our online content and services to other entities and generate revenue from these arrangements through the sale of advertising and sponsorship products and content syndication fees. We also provide e-detailing promotion and physician recruitment services for use by pharmaceutical, medical device and healthcare companies.

•	Publishing and Other Services. We provide several offline products and services: The Little Blue Book, a physician directory; and WebMD the Magazine, a consumer-targeted publication that we distribute free of charge to physician office waiting rooms. We generate revenue from sales of The Little Blue Book directories and advertisements in those directories, and sales of advertisements in WebMD the Magazine. Until December 31, 2007, we published ACP Medicine and ACS Surgery: Principles of Practice, our medical reference textbooks. We sold this business in 2007 and it has now been reflected as a discontinued operation in our financial statements. Our Publishing and Other Services segment complements our Online Services segment and extends the reach of our brand and our influence among health-involved consumers and clinically-active physicians.

Pending HLTH Merger

Description of the HLTH Merger.  On February 20, 2008, HLTH and WebMD entered into a merger agreement, pursuant to which HLTH will merge into WebMD (which we refer to as the HLTH Merger), with WebMD continuing as the surviving company. The Merger Agreement was amended on May 6, 2008, as described below. In the HLTH Merger, each outstanding share of HLTH Common Stock will be converted into the following (which we refer to as the Merger Consideration): 0.1979 shares of WebMD’s Common Stock and between $6.63 and $6.89 in cash (a portion of which may, instead, be paid in 11% redeemable notes as described below) with the actual amount depending on whether HLTH sells certain auction rate securities (which we refer to as ARS) that it owns and, if so, the amount of the proceeds that it receives. The shares of WebMD’s Class A Common Stock currently outstanding will remain outstanding and will be unchanged in the HLTH Merger. The HLTH Merger will eliminate both the controlling class of WebMD’s stock held by HLTH and WebMD’s existing dual-class stock structure. The terms of the Merger Agreement were negotiated between HLTH and a Special Committee of WebMD’s Board of Directors. The Merger Agreement was approved by WebMD’s Board, based on the recommendations of the Special Committee, and by the Board of HLTH.

The cash portion of the Merger Consideration will be funded from cash and investments at WebMD and HLTH, and proceeds from HLTH’s anticipated sale of its Porex business. If Porex has not been sold at the time the HLTH Merger is ready to be consummated, WebMD may issue up to $250,000 in redeemable notes to the HLTH shareholders in lieu of a portion of the cash consideration otherwise payable in the HLTH Merger. The notes would bear interest at a rate of 11% per annum, payable in kind annually in arrears. The notes would be subject to mandatory redemption by WebMD from the proceeds of the divestiture of Porex. The redemption price would be equal to the principal amount of the notes to be redeemed plus accrued but unpaid interest through the date of the redemption.

Completion of the HLTH Merger remains subject to: HLTH and WebMD receiving required shareholder approvals; a requirement that the surviving company have an amount of cash, as of the closing at least equal to an agreed upon threshold, calculated in accordance with a formula contained in the Merger Agreement; and completion of the sale of HLTH’s ARS investments (or the availability of certain alternatives described below); and other customary closing conditions. HLTH, which owns shares of WebMD constituting approximately 96% of the total number of votes represented by outstanding shares, has agreed to vote its shares of WebMD in favor of the HLTH Merger. On July 22, 2008, HLTH completed the sale of its ViPS business, which satisfied one of the original closing conditions of the HLTH Merger.

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

On May 6, 2008, HLTH and WebMD entered into an amendment (which we refer to as the Amendment) to the Merger Agreement, which modifies certain provisions of the Merger Agreement to reflect the flexibility and additional liquidity afforded by the credit facility that HLTH has entered into, which is described below under “— Introductions — Other Recent Transactions — Credit Facilities.” Under the Merger Agreement, as amended, HLTH is not required to sell its ARS holdings as a condition to closing if the outstanding loan amount, under the HLTH credit facility, is equal to 75% of the face amount of the ARS investments held by HLTH at the effective time of the Merger or if HLTH would be capable of satisfying, as of that time, all of the conditions to making a drawdown of that amount. In either such case, the maximum reduction in the aggregate cash consideration payable in the Merger, as contemplated by the Amendment, would be $48,075 (which is 25% of the face amount of HLTH’s ARS holdings as of the date of this Quarterly Report, excluding WebMD’s ARS holdings), or approximately $0.26 per share (based on the number of shares of HLTH Common Stock outstanding as of the date of this Quarterly Report). To the extent that HLTH, instead, sells some or all of its ARS holdings for greater than 75% of the face amount, the reduction in the aggregate cash portion of the Merger Consideration with respect to the ARS that are sold would be based on the actual sale price for those holdings. The Amendment was approved by the Boards of Directors of HLTH and WebMD and by a Special Committee of WebMD’s Board of Directors.

Strategic Considerations Relating to the HLTH Merger.  In late 2007, HLTH’s Board of Directors initiated the process leading to the entry into the Merger Agreement with WebMD because it believed that the primary reason of many of the holders of HLTH Common Stock for owning those shares was HLTH’s controlling interest in WebMD and that the value of HLTH’s other businesses was not adequately reflected in the trading price of HLTH Common Stock. Accordingly, HLTH sought to negotiate a transaction with the Special Committee of the Board of WebMD that would allow HLTH’s stockholders to participate more directly in the ownership of WebMD and would unlock the value of the other HLTH assets. Cash on hand at HLTH and WebMD (including proceeds from the sales of ViPS, Porex and HLTH’s remaining 48% interest in EBS) would be used as a portion of the consideration in the HLTH Merger, reducing the need for issuance of shares of WebMD Common Stock. Upon completion of the HLTH Merger, as structured in the definitive Merger Agreement, HLTH stockholders will own approximately 80% of the outstanding common stock of WebMD, based on shares currently outstanding at HLTH and WebMD. The HLTH Merger will eliminate HLTH’s controlling interest in WebMD, and is expected to enhance the liquidity of WebMD shares by significantly increasing the public float. In connection with the entry by HLTH and WebMD into the Merger Agreement, the HLTH Board made a determination to divest Porex and ViPS (which divestitures are not, however, dependent on the merger occurring). HLTH’s decisions relating to the divestitures of ViPS, Porex and HLTH’s 48% interest in EBS were based on the corporate strategic considerations described above and not the performance of, or underlying business conditions affecting, the respective businesses.

Other Recent Transactions

Credit Facility.  On June 30, 2008, we held investments in certain ARS backed by student loans with a face amount of approximately $167,500. We recently entered into a non-recourse credit facility (which we refer to as the Credit Facility) with Citigroup that is secured by its ARS holdings (including, in some circumstances, interest payable on the ARS holdings), that will allow WebMD to borrow up to 75% of the face amount of the ARS holdings pledged as collateral under the Credit Facility. The Credit Facility is governed by a loan agreement, dated as of May 6, 2008, containing customary representations and warranties of the borrower and certain affirmative covenants and negative covenants relating to the pledged collateral. Under the loan agreement, the borrower and the lender may, in certain circumstances, cause the pledged collateral to be sold, with the proceeds of any such sale required to be applied in full immediately to repayment of amounts borrowed.

No borrowings have been made under the Credit Facility to date. Borrowings can be made under this Credit Facility until May 2009. The interest rate applicable to such borrowings will be one-month LIBOR plus 250 basis points. Any borrowings outstanding under the Credit Facility after March 2009 become demand loans, subject to 60 days notice, with recourse only to the pledged collateral.

HLTH has also entered into a credit facility with Citigroup, on substantially similar terms and conditions.

Sale of ACP Medicine and ACS Surgery.  As of December 31, 2007, we entered into an Asset Sale Agreement and completed the sale of certain assets and certain liabilities of our medical reference publications business, including the publications ACP Medicine and ACS Surgery: Principles and Practice . The assets and liabilities sold are referred to below as the “ACS/ACP Business.” ACP Medicine and ACS Surgery are official publications of the American College of Physicians and the American College of Surgeons, respectively. We will receive net cash proceeds of $2,809, consisting of $1,734 received in the quarter ended March 31, 2008 and the remaining $1,075 to be received in the quarter ending September 30, 2008. We incurred approximately $800 of professional fees and other expenses associated with the sale of the ACS/ACP Business. In connection with the sale, we recognized a gain of $3,571, net of a tax benefit of $177, as of December 31, 2007. The decision to divest the ACS/ACP Business was made because management determined that it was not a good fit with our core business.

Other Significant Developments and Trends

Impairment of Auction Rate Securities.  We hold investments in ARS backed by student loans, 97% of which are guaranteed under the Federal Family Education Loan Program (FFELP), and all had credit ratings of AAA or Aaa when purchased. Historically, the fair value of our ARS investments approximated par value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, virtually all auctions involving these securities have failed. The result of a failed auction is that these ARS will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS investments develop. We concluded that the estimated fair value of the ARS no longer approximated the par value due to the lack of liquidity.

As of March 31, 2008, we concluded the fair value of our ARS was $141,044, compared to a face value of $168,450. The impairment in value, or $27,406 was considered to be other-than-temporary, and accordingly, was recorded as an impairment charge within the statement of operations during the three months ended March 31, 2008. During the three and six months ended June 30, 2008, we received $950 and $1,700, respectively, associated with the partial redemption of certain of our ARS holdings which represented 100% of their face value. As a result, as of June 30, 2008, the total face value of our ARS holdings was $167,500. During the three months ended June 30, 2008, we reduced the carrying value of our ARS holdings by $1,383. We assessed this decline in fair market value to be temporary and therefore recorded this decline as an unrealized loss in our stockholders’ equity.

We continue to monitor the market for ARS as well as the individual ARS investments we own. We may be required to record additional losses in future periods if the fair value of our ARS holdings deteriorates further.

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

Increased Online Marketing and Education Spending for Healthcare Products.  Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating consumers and physicians about them; however, only a small portion of this amount is currently spent on online services. We believe that these companies, which comprise the majority of our advertisers and sponsors, are becoming increasingly aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians, and this increasing awareness will result in increasing demand for our services. However, notwithstanding our general expectation for increased demand, our advertising and sponsorship revenue may vary significantly from quarter to quarter due to a number of factors, many of which are not in our control, and some of which may be difficult to forecast accurately, including the following:

•	The majority of our advertising and sponsorship contracts are for terms of approximately four to twelve months. We have relatively few longer term advertising and sponsorship contracts. In addition, we have noted a trend this year, among some of our advertisers and sponsors, of seeking to enter into shorter term contracts than they had entered into in the past.

•	The time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals.

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

•	Fair Value of Investments. We hold investments in ARS which are backed by student loans, 97% of which are guaranteed under the Federal Family Education Loan Program (FFELP), and all of which had credit ratings of AAA or Aaa when purchased. Historically, the fair value of our ARS investments approximated par value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, virtually all auctions involving these securities have failed. The result of a failed auction is that these ARS will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS investments develop. We cannot be certain regarding the amount of time it will take for an auction market or other markets to develop. Accordingly, during the three months ended March 31, 2008, we concluded that the estimated fair value of the ARS no longer approximated the par value due to the lack of liquidity.

We estimated the fair value of our ARS investments using an income approach valuation technique. Using this approach, expected future cash flows were calculated over the expected life of each security and were discounted to a single present value using a market required rate of return. Some of the more significant assumptions made in the present value calculations include (i) the estimated weighted average lives for the loan portfolios underlying each individual ARS, which range from 4 to 14 years and (ii) the required rates of return used to discount the estimated future cash flows over the estimated life of each security, which considered both the credit quality for each individual ARS and the market liquidity for these investments. As of March 31, 2008, we concluded the fair value of our ARS investments was $141,044, compared to a face value of $168,450. The impairment in value, or $27,406 was considered to be other-than-temporary, and accordingly, was recorded as an impairment charge within the statement of operations during the three months ended March 31, 2008. During the three and six months ended June 30, 2008, we received $950 and $1,700, respectively, associated with the partial redemption of certain of our ARS holdings which represented 100% of their face value. As a result, as of June 30, 2008, the total face value of our ARS holdings was $167,500. During the three months ended June 30, 2008, we reduced the carrying value of our ARS holdings by $1,383. We assessed this decline in fair market value to be temporary and therefore recorded this decline as unrealized loss in other comprehensive income.

Our ARS have been classified as Level 3 assets in accordance with Statement of Financial Accounting Standards (which we refer to as SFAS) No. 157, “Fair Value Measurements,” as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. If different assumptions were used for the various inputs to the valuation approach including, but not limited to, assumptions involving the estimated lives of the ARS investments, the estimated cash flows over those estimated lives, and the estimated discount rates applied to those cash flows, the estimated fair value of these investments could be significantly higher or lower than the fair value we determined. We continue to monitor the market for auction rate securities as well as the individual ARS investments we own. We may be required to record additional losses in future periods if the fair value of our ARS deteriorate further.

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

•	Deferred Tax Assets. Our deferred tax assets are comprised primarily of net operating loss (“NOL”) carryforwards. At December 31, 2007, we had NOL carryforwards of approximately $668,000 on a separate return basis. At December 31, 2007, we had NOL carryforwards of $272,000 on a legal entity basis. This difference reflects the utilization of approximately $430,000 by the HLTH consolidated group as a result of the sale of certain HLTH businesses. Subject to certain limitations, these loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. Based on information available as of the date of this filing, we currently estimate that the NOL carryforwards that were available as of December 31, 2007 will be reduced by approximately $120,000 as a result of HLTH’s utilization of these NOLs in connection with the sales of certain HLTH businesses in 2008. This estimated amount is based on various assumptions and is subject to material change. The actual amount of our NOL carryforwards that will be utilized by HLTH cannot be determined until HLTH completes its 2008 income tax calculations.

Substantially all of our NOL carryforwards are reserved for by a valuation allowance. In determining the need for a valuation allowance, management determined the probability of realizing deferred tax assets, taking into consideration factors including historical operating results, expectations of future earnings and taxable income. Management will continue to evaluate the need for a valuation allowance and, in the future should management determine that realization of the net deferred tax asset is more likely than not, some or all of the valuation allowance will be reversed, and our effective tax rate may be reduced by such reversal.

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

On September 14, 2006, HLTH completed the sale of EPS for approximately $565,000 in cash (“EPS Sale”). On November 16, 2006, HLTH completed the sale of a 52% interest in EBS for approximately $1,200,000 in cash (“2006 EBS Sale”). HLTH recognized a taxable gain on the sale of EPS and EBS and utilized a portion of its federal NOL carryforwards to offset the gain on these transactions. Under the tax sharing agreement between HLTH and us, we were reimbursed for our NOL carryforwards utilized by HLTH in these transactions at the current federal statutory rate of 35%. During February 2007, HLTH reimbursed us $140,000 as an estimate of the payment required pursuant to the tax sharing agreement with respect to the EPS Sale and the 2006 EBS Sale, which was subject to adjustment in connection with the filing of the applicable tax returns. During September 2007, HLTH finalized the NOL carryforward attributable to us that was utilized as a result of the EPS Sale and 2006 EBS Sale and reimbursed us an additional $9,862. These reimbursements were recorded as capital contributions which increased additional paid-in-capital at December 31, 2006 and September 30, 2007, respectively.

On February 11, 2008, HLTH announced that it had executed a definitive agreement and closed the sale of its 48% minority interest in EBS to an affiliate of General Atlantic LLC and investment funds managed by Hellman & Friedman LLC for a sale price of $575,000 in cash. On July 22, 2008, HLTH completed the sale of its ViPS segment to an affiliate of General Dynamics Corporation for approximately $225,000 in cash. HLTH expects to recognize taxable gains on these transactions and expects to utilize a portion of our federal NOL carryforwards to offset a portion of the tax liability resulting from these transactions. Based upon information available as of the time of this filing, we currently estimate that our NOL carryforwards will be reduced by an aggregate of approximately $120,000 as a result of HLTH’s utilization of our NOL carryforwards to offset its taxable gains on these transactions. This estimated amount is based on various assumptions and is subject to material change. The actual amount of our NOL carryforwards that HLTH will utilize cannot be determined until HLTH completes its 2008 income tax calculations.

HLTH’s obligation to reimburse us for the utilization of our NOL carryforwards would be extinguished by the completion of the merger with HLTH. See “— Introduction — Pending HLTH Merger” above for a description of the Merger Agreement entered into between HLTH and WebMD.

Charges from the Company to HLTH:

Revenue:  We sell certain of our products and services to HLTH businesses. These amounts are included in revenue during the three and six months ended June 30, 2008. We charge HLTH rates comparable to those charged to third parties for similar products and services.

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

The following table summarizes the allocations reflected in our consolidated financial statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Charges from the Company to HLTH:
Intercompany revenue	$40	$63	$40	$125
Charges from HLTH to the Company:
Corporate services — shared services allocation	861	821	1,734	1,625
Healthcare expense	1,943	1,420	3,814	2,802
Stock-based compensation expense	(139)	209	105	1,120

Recent Accounting Pronouncements

On April 25, 2008, the Financial Accounting Standards Board (or FASB) issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), “Business Combinations,” and other U.S. GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact, if any, that this FSP will have on our results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”), a replacement of SFAS No. 141. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. SFAS 141R provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, SFAS 141R changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in FASB SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met at the acquisition date. While there is no expected impact to our consolidated financial statements on the accounting for acquisitions completed prior to December 31, 2008, the adoption of SFAS 141R on January 1,

2009 could materially change the accounting for business combinations consummated subsequent to that date and for tax matters relating to prior acquisitions settled subsequent to December 31, 2008.

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	$	%	$	%	$	%	$	%

Revenue	$89,176	100.0	$77,270	100.0	$170,858	100.0	$149,214	100.0
Costs and expenses:
Cost of operations	32,763	36.7	28,997	37.5	64,333	37.7	57,615	38.6
Sales and marketing	25,460	28.6	21,929	28.4	51,290	30.0	44,799	30.0
General and administrative	14,614	16.4	15,981	20.7	28,389	16.6	31,486	21.1
Impairment of auction rate securities	—	—	—	—	27,406	16.0	—	—
Depreciation and amortization	7,188	8.1	6,941	9.0	13,973	8.2	12,932	8.7
Interest income	2,350	2.7	3,051	4.0	5,803	3.4	5,036	3.4

Income (loss) from continuing operations before income tax provision	11,501	12.9	6,473	8.4	(8,730)	(5.1)	7,418	5.0
Income tax provision	5,149	5.8	1,332	1.7	8,253	4.8	1,542	1.1

Income (loss) from continuing operations	6,352	7.1	5,141	6.7	(16,983)	(9.9)	5,876	3.9
Income from discontinued operations, net of tax	—	—	249	0.3	—	—	220	0.2

Net income (loss)	$6,352	7.1	$5,390	7.0	$(16,983)	(9.9)	$6,096	4.1

Revenue is derived from our two business segments: Online Services and Publishing and Other Services. Our Online Services segment derives revenue from advertising, sponsorship (including online CME services), e-detailing promotion and physician recruitment services, content syndication and distribution, and licenses of private online portals to employers, healthcare payers and others, along with related services including lifestyle education and personalized telephonic coaching. Our Publishing and Other Services segment derives revenue from sales of, and advertising in, our physician directories, and advertisements in WebMD the Magazine. We sold our ACS/ACP Business as of December 31, 2007 and the revenue and expenses of this business are shown in discontinued operations for the three and six months ended June 30, 2007.

Our customers include pharmaceutical, biotechnology, medical device and consumer products companies, as well as employers and health plans. Our customers also include physicians and other healthcare providers who buy our physician directories.

Cost of operations consists of costs related to services and products we provide to customers and costs associated with the operation and maintenance of our public and private portals. These costs relate to editorial and production, Web site operations, non-capitalized Web site development costs, and costs related to the production and distribution of our publications. These costs consist of expenses related to salaries and related expenses, non-cash stock-based compensation, creating and licensing content, telecommunications, leased properties, printing and distribution.

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

General and administrative expense consists primarily of salaries, non-cash stock-based compensation and other salary-related expenses of administrative, finance, legal, information technology, human resources and executive personnel. These expenses include costs of general insurance, costs of accounting and internal control systems to support our operations and a services fee for our portion of certain expenses shared across all segments of HLTH.

Our discussions throughout this MD&A reference certain non-cash expenses. The following is a summary of our principal non-cash expenses:

•	Non-cash advertising expense. Expense related to the use of our prepaid advertising inventory that we received from News Corporation in exchange for equity instruments that HLTH issued in connection with an agreement it entered into with News Corporation in 1999 and subsequently amended in 2000. This non-cash advertising expense is included in cost of operations when we utilize this advertising inventory in conjunction with offline advertising and sponsorship programs and is included in sales and marketing expense when we use the asset for promotion of our brand.

•	Non-cash stock-based compensation expense. Expense related to awards of our restricted Class A Common Stock and awards of employee stock options, as well as awards of restricted HLTH Common Stock and awards of HLTH stock options that have been granted to certain of our employees. Expense also related to shares issued to our non-employee directors. Non-cash stock-based compensation expense is reflected in the same expense captions as the related salary costs of the respective employees.

The following table is a summary of our non-cash expenses included in the respective statements of operations captions.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Advertising expense:
Sales and marketing	$—	$—	$1,558	$2,320

Stock-based compensation expense:
Cost of operations	$826	$984	$1,945	$2,562
Sales and marketing	1,264	1,379	2,402	2,637
General and administrative	1,398	2,179	2,853	4,706

Total stock-based compensation expense	$3,488	$4,542	$7,200	$9,905

Three and Six Months Ended June 30, 2008 and 2007

The following discussion is a comparison of our results of operations on a consolidated basis for the three and six months ended June 30, 2008 and 2007.

Revenue

Our total revenue increased 15.4% and 14.5% to $89,176 and $170,858 in the three and six months ended June 30, 2008, respectively, from $77,270 and $149,214 during the same periods last year. These increases were primarily due to higher advertising and sponsorship revenue from our public portals, as described more fully below under “— Results of Operations by Operating Segment — Online Services.” Online Services accounted for $11,706 and $21,691 of the revenue increases for the three and six months ended June 30, 2008, respectively. Publishing and Other Services accounted for $200 of the revenue increase for the three months ended June 30, 2008. For the six months ended June 30, 2008, the revenue increase was offset by a decrease of $47 within Publishing and Other Services.

Costs and Expenses

Cost of Operations.  Cost of operations increased to $32,763 and $64,333 in the three and six months ended June 30, 2008, respectively, from $28,997 and $57,615 during the same periods last year. As a percentage of revenue, cost of operations were 36.7% and 37.7% in the three and six months ended June 30, 2008, respectively, compared to 37.5% and 38.6% in the same periods last year. Included in cost of operations in 2008 were non-cash expenses related to stock-based compensation of $826 and $1,945 during the three and six months ended June 30, 2008, respectively, compared to $984 and $2,562 during the same periods last year. The decreases in non-cash expenses during the three and six month periods compared to the same periods last year were primarily related to graded vesting methodology used in determining stock-based compensation expense relating to the Company’s stock options and restricted stock awards granted at the time of the initial public offering. Cost of operations excluding non-cash expense was $31,937 and $62,388 in the three and six months ended June 30, 2008, respectively, or 35.8% and 36.5% of revenue, compared to $28,013 and $55,053, or 36.3% and 36.9% of revenue during the same periods last year. The increases in absolute dollars were primarily attributable to increases in compensation-related costs due to higher staffing levels relating to our Web site operations and development. The decrease as a percentage of revenue was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in cost of operations expense.

Sales and Marketing.  Sales and marketing expense increased to $25,460 and $51,290 in the three and six months ended June 30, 2008, respectively, from $21,929 and $44,799 in the same periods last year. As a percentage of revenue, sales and marketing expense was 28.6% and 30.0% for the three and six months ended June 30, 2008, respectively, compared to 28.4% and 30.0% during the same periods last year. Included in sales and marketing expense were non-cash expenses related to advertising of $1,558 in the six months ended June 30, 2008, compared to $2,320 in the six months ended June 30, 2007. There were no non-cash expenses related to advertising in the three months ended June 30, 2008 and 2007. Non-cash advertising expense decreased during the six months ended June 30, 2008 compared to 2007 due to lower utilization of our prepaid advertising inventory. Also included in sales and marketing expense were non-cash expenses related to stock-based compensation of $1,264 and $2,402 in the three and six months ended June 30, 2008, respectively, compared to $1,379 and $2,637 in the same periods last year. The decreases in non-cash stock-based compensation expense were primarily related to graded vesting methodology used in determining stock-based compensation expense relating to the Company’s stock options and restricted stock awards granted at the time of the initial public offering. Sales and marketing expense, excluding non-cash expenses, was $24,196 and $47,330 or 27.1% and 27.7% of revenue in the three and six months ended June 30, 2008, respectively, compared to $20,550 and $39,842 or 26.6% and 26.7% of revenue in the same periods last year. The increases in absolute dollars, as well as the increases as a percentage of revenue, were primarily attributable to increases of approximately $2,600 and $5,400 in the three and six months ended June 30, 2008, respectively, in compensation-related costs due to increased staffing and sales commissions related to higher revenue. The increases were also attributable to approximately $600 and $1,600 of increased expenses related to marketing and advertising programs in the three and six months ended June 30, 2008, respectively.

General and Administrative.  General and administrative expense decreased to $14,614 and $28,389 in the three and six months ended June 30, 2008, respectively, from $15,981 and $31,486 in the same periods last year. As a percentage of revenue, general and administrative expense was 16.4% and 16.6% for the three and six months ended June 30, 2008, respectively, compared to 20.7% and 21.1% during the same periods last year. Included in general and administrative expense during the three and six months ended June 30, 2008 was non-cash stock-based compensation expense of $1,398 and $2,853, respectively, compared to $2,179 and $4,706 in the same periods last year. The decreases in non-cash stock-based compensation expense were primarily due to graded vesting methodology used in determining stock-based compensation expense relating to the Company’s stock options and restricted stock awards granted at the time of the initial public offering. General and administrative expense, excluding non-cash expenses, was $13,216 and $25,536 or 14.8% and 14.9% of revenue in the three and six months ended June 30, 2008, respectively, compared to $13,802 and

$26,780 or 17.9% and 17.9% of revenue in the same periods last year. The decreases in absolute dollars were primarily attributable to a decrease in costs related to outside services and contractors.

Impairment of Auction Rate Securities.  Impairment of auction rate securities represents a charge of $27,406 related to an other-than temporary reduction of the fair value of the Company’s auction rate securities during the six months ended June 30, 2008. For additional information, see “— Other Significant Developments and Trends — Impairment of Auction Rate Securities” above.

Depreciation and Amortization.  Depreciation and amortization expense increased to $7,188 and $13,973 in the three and six months ended June 30, 2008, respectively, from $6,941 and $12,932 in the same periods last year. The increases over the prior year periods was due to increases of approximately $1,100 and $2,600, during the three and six months ended June 30, 2008, respectively, in depreciation expense resulting from capital expenditures made in 2007 and 2008, which was partially offset by a decrease in amortization expense of approximately $900 and $1,500 during the three and six months ended June 30, 2008, respectively, resulting from certain intangible assets becoming fully amortized.

Interest Income.  Interest income decreased to $2,350 in the three months ended June 30, 2008 from $3,051 in the same period last year. Interest income increased to $5,803 in the six months ended June 30, 2008 from $5,036 in the same period last year. The decrease in the three month period resulted from a decrease in the average interest rate of the Company’s investments. The increase in the six month period resulted from the increased cash available for investment, partially offset by a decrease in the average interest rate of the Company’s investments.

Income Tax Provision.  The income tax provision of $5,149 and $8,253 for the three and six months ended June 30, 2008, respectively, and income tax provision of $1,332 and $1,542 for the three and six months ended June 30, 2007, respectively, represent tax expense related to federal, state and other jurisdictions. As a result of the reversal of a portion of our valuation allowance during the three months ended December 31, 2007, the income tax provision for the six months ended June 30, 2008 reflects a normal tax rate provision based on the statutory rates, and accordingly, includes a non-cash provision. The increase in the effective tax rate from the six months ended June 30, 2007 is a result of this non-cash provision. The income tax provision for the six months ended June 30, 2008 excludes a benefit for the impairment of ARS, as it is currently not deductible for tax purposes.

Income from Discontinued Operations, Net of Tax.  Income from discontinued operations, net of tax, represents the ACS/ACP Business net operating income of $249 and $220 for the three and six months ended June 30, 2007, respectively, in connection with the completed sale of the ACS/ACP Business.

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

The following table presents the results of our operations for each of our operating segments and a reconciliation to income (loss) from continuing operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue
Online Services:
Advertising and sponsorship	$62,383	$52,436	$118,448	$99,857
Licensing	21,866	19,799	43,789	39,914
Content syndication and other	345	653	762	1,537

Total Online Services	84,594	72,888	162,999	141,308
Publishing and Other Services	4,582	4,382	7,859	7,906

	$89,176	$77,270	$170,858	$149,214

Earnings before interest, taxes, depreciation, amortization and other non-cash items
Online Services	$18,800	$14,042	$35,331	$27,034
Publishing and Other Services	1,027	863	273	505

	19,827	14,905	35,604	27,539
Interest, taxes, depreciation, amortization and other non-cash items
Interest income	2,350	3,051	5,803	5,036
Depreciation and amortization	(7,188)	(6,941)	(13,973)	(12,932)
Non-cash advertising	—	—	(1,558)	(2,320)
Non-cash stock-based compensation	(3,488)	(4,542)	(7,200)	(9,905)
Impairment of auction rate securities	—	—	(27,406)	—
Income tax provision	(5,149)	(1,332)	(8,253)	(1,542)

Income (loss) from continuing operations	6,352	5,141	(16,983)	5,876
Income from discontinued operations, net of tax	—	249	—	220

Net income (loss)	$6,352	$5,390	$(16,983)	$6,096

The following discussion is a comparison of the results of operations for our two operating segments for the three and six months ended June 30, 2008 and 2007.

Online Services.  Revenues were $84,594, and $162,999 for the three and six month ended June 30, 2008, respectively, an increase of $11,706 and $21,691 or 16.1% and 15.4% from the same periods last year. Advertising and sponsorship revenue increased $9,947 or 19.0% and $18,591 or 18.6% for the three and six months ended June 30, 2008, respectively, compared to the same periods last year. The increases in advertising and sponsorship revenue were attributable to an increase in the number of unique sponsored programs on our sites, including both brand sponsorship and educational programs. The number of such programs grew to approximately 700 compared to approximately 500 last year. In general, pricing remained relatively stable for our advertising and sponsorship programs and was not a significant source of the revenue increase. Licensing revenue increased $2,067 or 10.4% and $3,875 or 9.7% for the three and six months ended June 30, 2008, respectively, compared to the same periods last year. These increases were due to an increase in the number of companies using our private portal platform to 123 from 108 last year. In general, pricing remained relatively stable for our private portal licenses and was not a significant source of the revenue increase. We also have approximately 140 additional customers who purchase stand-alone decision-support services from us. Content syndication and other revenue decreased to $345 and $762 during the three and six months ended June 30,

2008, respectively, from $653 and $1,537 during the same periods last year, primarily as a result of the completion of certain contracts and our decision not to seek new content syndication business.

Our Online Services earnings before interest, taxes, depreciation, amortization and other non-cash items was $18,800 and $35,331 for the three and six months ended June 30, 2008, respectively, or 22.2% and 21.7% of revenue, respectively, compared to $14,042 and $27,034 or 19.3% and 19.1% of revenue in the same periods last year. These increases as a percentage of revenue were due to higher revenue from the increase in the number of brands and sponsored programs in our public portals as well as the increase in companies using our private online portal without incurring a proportionate increase in overall expenses.

Publishing and Other Services.  Revenues were $4,582 and $7,859 during the three and six months ended June 30, 2008, respectively, compared to $4,382 and $7,906 in the same periods last year. The increase in the three month period ended June 30, 2008 was attributable to $436 of higher advertising revenue in WebMD the Magazine, offset by $236 of lower advertising in The Little Blue Book. In general, pricing remained relatively stable for advertising in both The Little Blue Book and WebMD the Magazine and was not a significant source for changes in revenue.

Our Publishing and Other Services earnings before interest, taxes, depreciation, amortization and other non-cash items was $1,027 and $273 during the three and six months ended June 30, 2008, compared to $863 and $505 during the same periods last year. These changes were primarily attributable to a change in the mix of revenues.

Liquidity and Capital Resources

As of June 30, 2008, we had $186,490 of cash and cash equivalents and we owned investments in ARS with a face value of $167,500 and a fair value of $138,753. While liquidity for our ARS investments is currently limited, we recently entered into a non-recourse credit facility with Citigroup that will allow us to borrow up to 75% of the face amount of our ARS holdings. See “— Introduction — Other Significant Developments and Trends — Impairment of Auction Rate Securities” and “— Introduction — Other Recent Transactions — Credit Facility” above. Our working capital as of June 30, 2008 was $297,966. Our working capital is affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities during the six months ended June 30, 2008 was $62,758, as a result of net loss of $16,983, adjusted for non-cash expenses of $56,804, which included depreciation and amortization, non-cash advertising expense, non-cash stock-based compensation expense, deferred income taxes and an impairment of auction rate securities. Additionally, changes in working capital provided cash flow of $22,937, primarily due to a decrease in accounts receivable of $17,216 and an increase in deferred revenue of $11,000, partially offset by a decrease in accrued expenses and other long-term liabilities of $5,131. Cash provided by operating activities from continuing operations during the six months ended June 30, 2007 was $44,844, as a result of net income of $6,096, adjusted for income from discontinued operations of $220 and non-cash expenses of $25,734, which included depreciation and amortization, non-cash advertising expense, deferred income taxes and non-cash stock-based compensation expense. Additionally, changes in working capital provided cash flow of $13,234, primarily due to a decrease in accounts receivable of $7,719 and an increase in deferred revenue of $10,576, partially offset by a decrease in accrued expenses and other long-term liabilities of $7,271.

Cash used in investing activities during the six months ended June 30, 2008 was $92,413 which related to net purchases of available-for-sale securities of $86,600 and investments in property and equipment of $6,946 primarily to enhance our technology platform, partially offset by cash received from the sale of the ACS/ACP Business of $985. Cash used in investing activities during the six months ended June 30, 2007 was $27,175 which related to net purchases of available-for-sale securities of $17,411 and investments in property and equipment of $9,764 primarily to enhance our technology platform.

Cash provided by financing activities during the six months ended June 30, 2008 related to proceeds from the issuance of common stock of $2,392. Cash provided by financing activities during the six months ended June 30, 2007 principally related to net cash transfers with HLTH of $145,257, which included $140,000 received from HLTH related to the utilization of the Company’s net operating losses, and proceeds from the issuance of common stock of $5,723.

Potential future cash commitments include our anticipated 2008 capital expenditure requirements for the full year, which we currently estimate to be up to $25,000. Our anticipated capital expenditures relate to improvements that will be deployed across our public and private portal web sites in order to enable us to service future growth in unique users, page views and private portal customers, as well as to create new sponsorship areas for our customers. Our liquidity during 2008 is expected to be significantly impacted as a result of the planned HLTH Merger. See “— Introduction — Pending HLTH Merger” above. The planned merger with HLTH will result in the payment of up to $6.89 in cash for each share of HLTH Common Stock as of the closing date of the merger. We expect the combined company to use available cash on hand, as well as cash proceeds to be received from the divestiture by HLTH of its Porex business to fund the cash portion of the Merger Consideration. Additionally, if Porex has not been sold at the time the HLTH Merger is ready to be consummated, we could issue up to $250,000 in redeemable notes to the HLTH stockholders in lieu of a portion of the cash consideration otherwise payable in the merger, or HLTH or WebMD could drawdown proceeds from the respective non-recourse credit facilities they have entered into with Citigroup.

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

The timing of our advertising and sponsorship revenue may vary significantly from quarter to quarter

Our advertising and sponsorship revenue, which accounted for approximately 73% of our total Online Services segment revenue for the year ended December 31, 2007, may vary significantly from quarter to quarter due to a number of factors, many of which are not in our control, and some of which may be difficult to forecast accurately. The majority of our advertising and sponsorship programs are for terms of approximately four to twelve months. We have relatively few longer term advertising and sponsorship programs. In addition, we have noted a trend this year, among some of our advertisers and sponsors, of seeking to enter into shorter term contracts than they had entered into in the past. We cannot assure you that our current advertisers and sponsors will continue to use our services beyond the terms of their existing contracts or that they will enter into any additional contracts.

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

Risks Related to the Legal and Regulatory Environment in Which We Operate

Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies

The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Existing and new laws and regulations affecting the healthcare industry could create unexpected liabilities for us, could cause us to incur additional costs and could restrict our operations. Many healthcare laws are complex, and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services that we provide. However, these laws and regulations may nonetheless be applied to our products and services. Our failure to accurately anticipate the application of these laws and regulations, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our businesses. Some of the risks we face from healthcare regulation are as follows:

•	Regulation of Drug and Medical Device Advertising and Promotion. The WebMD Health Network provides services involving advertising and promotion of prescription and over-the-counter drugs and medical devices. If the Food & Drug Administration (FDA) or the Federal Trade Commission (FTC) finds that any information on The WebMD Health Network or in WebMD the Magazine violates FDA or FTC regulations, they may take regulatory or judicial action against us and/or the advertiser or sponsor of that information. State attorneys general may also take similar action based on their state’s consumer protection statutes. Any increase or change in regulation of drug or medical device advertising and promotion could make it more difficult for us to contract for sponsorships and advertising. Members of Congress, physician groups and others have criticized the FDA’s current policies, and have called for restrictions on advertising of prescription drugs to consumers and increased FDA enforcement. We cannot predict what actions the FDA or industry participants may take in response to these criticisms. It is also possible that new laws would be enacted that impose restrictions on such advertising. Our advertising and sponsorship revenue could be materially reduced by additional restrictions on the advertising of prescription drugs and medical devices to consumers, whether imposed by law or regulation or required under policies adopted by industry members.

•	Anti-kickback Laws. There are federal and state laws that govern patient referrals, physician financial relationships and inducements to healthcare providers and patients. The federal healthcare programs’ anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. These laws are applicable to manufacturers and distributors and, therefore, may restrict how we and some of our customers market products to healthcare providers, including e-details. Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate some portions of our business and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our practices could result in adverse publicity and be costly for us to respond to.

•	Medical Professional Regulation. The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine. If a state determines that some portion of our business violates these laws, it may seek to have us discontinue those portions or subject us to penalties or licensure requirements. Any determination that we are a healthcare provider and have acted improperly as a healthcare provider may result in liability to us.

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

Failure to maintain our CME accreditation could adversely affect Medscape’s ability to provide online CME offerings

Medscape’s continuing medical education (or CME) activities are planned and implemented in accordance with the current Essential Areas and Policies of the Accreditation Council for Continuing Medical Education, or ACCME, which oversees providers of CME credit, and other applicable accreditation standards. In 2007, ACCME revised its standards for commercial support of CME. The revised standards are intended to ensure, among other things, that CME activities of ACCME-accredited providers, such as Medscape, are independent of “commercial interests,” which are now defined as entities that produce, market, re-sell or distribute health care goods and services, excluding certain organizations. “Commercial interests,” and entities owned or controlled by “commercial interests,” are ineligible for accreditation by the ACCME. The revised standards also provide that accredited CME providers may not place their CME content on Web sites owned or controlled by a “commercial interest.” In addition, accredited CME providers may no longer ask “commercial interests” for speaker or topic suggestions, and are also prohibited from asking “commercial interests” to review CME content prior to delivery.

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

In June 2008, the ACCME announced a “call-for-comments” on several ACCME proposals, including the following:

•	Potential New Paradigm for Commercial Support: The ACCME has stated that it believes that due consideration should be given to the possibility of eliminating commercial support of CME. The ACCME has requested the medical profession, the public and CME providers to weigh in on the debate on this subject. To frame the debate, the ACCME has proposed several possible scenarios: (a) maintaining the current system of commercial support; (b) completely eliminating commercial support; (c) a new paradigm that provides for commercial support if the following conditions are met: (1) educational needs are identified and verified by organizations that do not receive commercial support and are free of financial relationships with industry; (2) if the CME addresses a professional practice gap of a particular group of learners that is corroborated by bona fide performance measurements of the learners’ own practice; (3) the CME content is from a continuing education curriculum specified by a bona fide organization or entity; and (4) the CME is verified as free of commercial bias; and (d) an alternative new paradigm in which the four conditions described above would provide a basis for a mechanism to distribute commercial support derived from industry-donated, pooled funds.

•	Defining Appropriate Interactions between ACCME Accredited Providers and Commercial Supporters. The ACCME has proposed that: (a) accredited providers must not receive communications from commercial interests announcing or prescribing any specific content that would be a preferred, or sought-after, topic for commercially supported CME (e.g., therapeutic area, product-line, patho-physiology); and (b) receiving communications from commercial interests regarding a commercial interest’s internal criteria for providing commercial support would also not be permissible.

The ACCME is currently seeking comments on the above, with the comment period scheduled to end on September 12, 2008. We expect that comments submitted to the ACCME will indicate significant backing from the medical profession for commercially-supported CME and, accordingly, believe it is unlikely that a proposal for complete elimination of such support would be adopted. However, we cannot predict the ultimate outcome of the process, including what other alternatives may be considered by ACCME as result of comments it receives. The elimination of, or restrictions on, commercial support for CME could adversely affect the volume of sponsored online CME programs implemented through our Web sites.

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

The HLTH Merger will result in a substantial increase in the number of shares of WebMD Common Stock available for trading, which could depress the price of such stock and/or increase the volatility of the price of such stock, both before and after completion of the HLTH Merger

Although the HLTH Merger is expected to reduce the total number of outstanding shares of WebMD Common Stock, the HLTH Merger will greatly increase the number of such shares available for sale in the public markets. Currently, all 48,100,000 outstanding shares of WebMD Class B Common Stock are held by HLTH and do not trade in the public markets. As of June 30, 2008, approximately 9,259,000 shares of WebMD Class A Common Stock (the class traded publicly) were outstanding. In the HLTH Merger, the WebMD Class B Common Stock will become treasury stock of WebMD and cease to be outstanding, but more than 36,000,000 new shares of WebMD Common Stock will be issued to holders of HLTH Common Stock and become immediately available for sale. Additional shares could become available for sale at or after that time depending upon:

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

The HLTH Merger is subject to closing conditions that, if not satisfied or waived, will result in the HLTH Merger not being completed, which may cause the market price of WebMD Class A Common Stock to decline

The HLTH Merger is subject to customary conditions to closing, including the receipt of required approvals of the stockholders of HLTH and WebMD and receipt of opinions of counsel relating to tax matters. In addition, the HLTH Merger is subject to deal-specific closing conditions, including: (a) the combined company having a sufficient amount of available cash at closing to pay the cash portion of the merger consideration while leaving an agreed upon amount of cash in the combined company, calculated pursuant to a formula contained in the Merger Agreement; and (b) HLTH having (i) sold its holdings of auction rate securities (excluding any ARS investments held by WebMD) prior to closing, (ii) borrowed 75% of the principal amount of its ARS investments pursuant to the HLTH Loan Agreement, dated as of May 6, 2008, between HLTH and Citigroup Global Markets Holdings Inc. or (iii) having satisfied all conditions precedent under the HLTH Loan Agreement to permit HLTH to borrow 75% of the principal amount of its ARS investments at the effective time of the HLTH Merger. If any condition to the HLTH Merger is not satisfied or, if permissible, waived, the HLTH Merger will not be completed. Generally, waiver by WebMD of a condition to closing of the HLTH Merger will require approval of the Special Committee of the WebMD Board that negotiated the transaction with HLTH. We cannot predict what the effect on the market price of WebMD Class A Common Stock would be if the HLTH Merger is not able to be completed, but depending on market conditions at the time, it could result in a decline in that market price. In addition, if there is uncertainty regarding whether the HLTH Merger will be completed (including uncertainty regarding whether the conditions to closing will be met), that could result in a decline in the market price of WebMD Class A Common Stock or an increase in the volatility of that market price.

In the event that HLTH does not sell Porex prior to the closing of the HLTH Merger, WebMD would become exposed to the risks inherent in the ownership and disposition of Porex

HLTH has announced that it plans to divest its Porex business. However, the HLTH Merger could be completed before the sale of Porex. In that case, WebMD (as the surviving company in the HLTH Merger) would become the owner of that business and the sale process would continue. WebMD would then be subject to the risk that the proceeds from the sale of that business are less than expected and all other risks inherent in the ownership of that business. There can be no assurances regarding whether WebMD would be able to complete such sale or as to the timing or terms of such transaction. Even if HLTH has entered into an agreement with an acquirer with respect to Porex prior to completion of the HLTH Merger, WebMD would be subject to the risk that the conditions to closing provided for in such agreement might not be met.

The financial results and operations of Porex could be adversely affected by the diversion of management resources to the sale process and by uncertainty regarding the outcome of the process. For example, the uncertainty of who will own Porex in the future could lead Porex to lose or fail to attract employees, customers or business partners. This could adversely affect Porex’s operations and financial results and, as a result, the sale prices that HLTH or WebMD may receive for Porex.

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

HLTH owns 100% of our Class B Common Stock, which represents approximately 83.3% of our outstanding common stock, which includes the impact of shares to be issued pursuant to the purchase agreement of Subimo, LLC. These Class B shares collectively represent 96% of the combined voting power of our outstanding common stock. Given its ownership interest, HLTH is able to control the outcome of all matters submitted to our shareholders for approval, including the election of directors and the HLTH Merger (which HLTH has agreed, in the Merger Agreement, to vote to approve). Accordingly, except as specifically provided in the Merger Agreement, either in its capacity as a stockholder or through its control of our Board of Directors, HLTH is able to control all key decisions regarding our company, including mergers or other business combinations and acquisitions, dispositions of assets, future issuances of our common stock or other securities, the incurrence of debt by us, the payment of dividends on our common stock (including the frequency and the amount of dividends that would be payable on our common stock, a substantial majority of which HLTH owns) and amendments to our certificate of incorporation and bylaws. Further, as long as HLTH and its subsidiaries (excluding our company and our subsidiaries) continue to beneficially own shares representing at least a majority of the votes entitled to be cast by the holders of our outstanding voting stock, it may take actions required to be taken at a meeting of stockholders without a meeting or a vote and without prior notice to holders of our Class A Common Stock. In addition, HLTH’s controlling interest may discourage a change of control that the holders of our Class A Common Stock may favor. Any of these provisions could be used by HLTH for its own advantage to the detriment of our other stockholders and our company. This in turn may have an adverse effect on the market price of our Class A Common Stock.

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

Provisions in our organizational documents and Delaware law may inhibit a takeover, which could adversely affect the value of our Class A Common Stock

Our Certificate of Incorporation and Bylaws, as well as Delaware corporate law, contain provisions that could delay or prevent a change of control or changes in our management and Board of Directors that holders of our Class A Common Stock might consider favorable and may prevent them from receiving a takeover premium for their shares. These provisions include, for example, our classified board structure, the disproportionate voting rights of the Class B Common Stock (relative to the Class A Common Stock) and the authorization of our Board of Directors to issue up to 50 million shares of preferred stock without a stockholder vote. In addition, our Restated Certificate of Incorporation provides that after the time HLTH and its affiliates cease to own, in the aggregate, a majority of the combined voting power of our outstanding capital stock, stockholders may not act by written consent and may not call special meetings. These provisions apply even if an offer may be considered beneficial by some of our stockholders. If a change of control or change in management is delayed or prevented, the market price of our Class A Common Stock could decline.

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

If certain transactions occur with respect to our capital stock or HLTH’s capital stock, we may be unable to utilize our net operating loss carryforwards and tax credits to reduce our income taxes

As of December 31, 2007, we had net operating loss carryforwards of approximately $272 million for federal income tax purposes and federal tax credits of approximately $2.7 million, which excludes the impact of any unrecognized tax benefits, residing within the WebMD legal entities. These net operating loss carryforwards will be reduced by an aggregate of approximately $130 million as a result of HLTH’s utilization to offset its gains on the sale of ViPS on July 22, 2008 and the sale of its remaining 48% interest in Emdeon Business Services on February 8, 2008.

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

Other Risks Applicable to Our Company and to Ownership of Our Securities

Negative conditions in the market for certain auction rate securities may result in WebMD incurring a loss on such investments

As of June 30, 2008, WebMD had a total of approximately $167.5 million (face value) of investments in certain auction rate securities (ARS). Those ARS had a book value of $138.8 million, net of an impairment charge taken during the quarter ended March 31, 2008. The types of ARS investments that WebMD owns are backed by student loans, 97% of which are guaranteed under the Federal Family Education Loan Program (FFELP), and all had credit ratings of AAA or Aaa when purchased. WebMD does not own any other type of ARS investments.

Since February 2008, negative conditions in the regularly held auctions for these securities have prevented holders from being able to liquidate their holdings through that type of sale. In the event WebMD needs to or wants to sell its ARS investments, it may not be able to do so until a future auction on these types of investments is successful or until a buyer is found outside the auction process. If potential buyers are unwilling to purchase the investments at their carrying amount, WebMD would incur a loss on any such sales.

Acquisitions, business combinations and other transactions may be difficult to complete and, if completed, may have negative consequences for our business and our security holders

WebMD has been built, in part, through acquisitions. We intend to continue to seek to acquire or to engage in business combinations with companies engaged in complementary businesses. In addition, we may enter into joint ventures, strategic alliances or similar arrangements with third parties. These transactions may result in changes in the nature and scope of our operations and changes in our financial condition. Our success in completing these types of transactions will depend on, among other things, our ability to locate suitable candidates and negotiate mutually acceptable terms with them, and to obtain adequate financing. Significant competition for these opportunities exists, which may increase the cost of and decrease the opportunities for these types of transactions. Financing for these transactions may come from several sources, including:

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

We do not intend to seek security holder approval for any such acquisition or security issuance unless required by applicable law, regulation or the terms of then existing securities.

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

Changes in prevailing interest rates will cause the fair value of certain of our investment to fluctuate, such as our investments in auction rate securities that generally bear interest at rates indexed to LIBOR. As of June 30, 2008, the fair market value of our auction rate securities was $138.8 million. However, the fair values of our cash and money market investments, which approximate $186.5 million at June 30, 2008 are not subject to changes in interest rates.

WebMD has entered into a non-recourse credit facility (“Credit Facility”) with Citigroup that is secured by its ARS holdings (including, in some circumstances, interest payable on the ARS holdings), that will allow WebMD to borrow up to 75% of the face amount of the ARS holdings pledged as collateral under the Credit Facility. The interest rate applicable to such borrowings will be one-month LIBOR plus 250 basis points. No borrowings have been made under the Credit Facility to date.

ITEM 4.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of June 30, 2008.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in WebMD’s internal control over financial reporting occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

During the three months ended June 30, 2008, 847 shares were withheld from WebMD Restricted Stock that vested on June 11, 2008 and on June 18, 2008, in order to satisfy withholding tax requirements related to the vesting of the awards. The value of these shares which was $28,214 in the aggregate, was determined based on the closing fair market value of our Class A common stock on the date of vesting, which was: $33.17 per share on June 11, 2008 and $34.41 per share on June 18, 2008. These were the only repurchases of equity securities made by us during the three months ended June 30, 2008. We do not have a repurchase program.

ITEM 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WebMD Health Corp.

By:	/s/ Mark D. Funston
Mark D. Funston
Executive Vice President and
Chief Financial Officer

Date: August 11, 2008

EXHIBIT INDEX

Exhibit No.		Description

2	.1*	Agreement and Plan of Merger, dated as of February 20, 2008, between HLTH Corporation and the Registrant (incorporated by reference to Exhibit 2.1 to Amendment No. 1, filed on February 25, 2008, to the Current Report on Form 8-K filed by the Registrant on February 21, 2008)
2.2		Amendment No. 1, dated as of May 6, 2008, to Agreement and Plan of Merger, dated as of February 20, 2008, between HLTH Corporation and WebMD Health Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on May 7, 2008)
3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form 8-A filed by the Registrant on September 29, 2005)
3.2		By-laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on December 17, 2007)
10.1		Loan Agreement, dated as of May 6, 2008, between Citigroup Global Markets Inc. SB and WebMD Health Corp.
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1		Section 1350 Certification of Chief Executive Officer of Registrant
32.2		Section 1350 Certification of Chief Financial Officer of Registrant

*	Certain of the exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

E-1