Form 10-Q
period 2008-09-30
WebMD Health Corp.
filed 2008-11-10
CIK 1326583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Yes ☐     No ☑

As of November 5, 2008, the Registrant had 9,602,380 shares of Class A Common Stock (including unvested shares of restricted WebMD Class A Common Stock) and 48,100,000 shares of Class B Common Stock outstanding.

WEBMD HEALTH CORP.

QUARTERLY REPORT ON FORM 10-Q
For the period ended September 30, 2008

WebMD® , WebMD Health® , Medscape® , CME Circle® , eMedicine® , MedicineNet® , theheart.org® , RxList® , The Little Blue Booktm, Subimo® , Summex® and Medsite® are among the trademarks of WebMD Health Corp. or its subsidiaries.

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

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$199,752	$213,753
Investments	132,848	80,900
Accounts receivable, net of allowance for doubtful accounts of $1,261 at September 30, 2008 and $1,165 at December 31, 2007	78,148	86,081
Current portion of prepaid advertising	5,114	2,329
Due from HLTH	611	1,153
Other current assets	9,602	10,840

Total current assets	426,075	395,056
Property and equipment, net	49,935	48,589
Prepaid advertising	—	4,521
Goodwill	221,281	221,429
Intangible assets, net	28,917	36,314
Other assets	1,184	12,955

	$727,392	$718,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$26,442	$26,498
Deferred revenue	81,740	76,401

Total current liabilities	108,182	102,899
Other long-term liabilities	8,719	9,210
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value per share, 500,000,000 shares authorized; 9,393,011 shares issued and outstanding at September 30, 2008 and 9,113,708 shares issued and outstanding at December 31, 2007	94	91
Class B Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 48,100,000 shares issued and outstanding at September 30, 2008 and December 31, 2007	481	481
Additional paid-in capital	546,483	531,043
Accumulated other comprehensive loss	(5,490)	—
Retained earnings	68,923	75,140

Total stockholders’ equity	610,491	606,755

	$727,392	$718,864

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$100,387	$86,098	$271,245	$235,312
Costs and expenses:
Cost of operations	35,322	30,021	99,655	87,636
Sales and marketing	26,441	22,459	77,731	67,258
General and administrative	15,209	15,388	43,598	46,874
Impairment of auction rate securities	—	—	27,406	—
Depreciation and amortization	7,133	7,085	21,106	20,017
Interest income	2,616	3,486	8,419	8,522

Income from continuing operations before income tax provision	18,898	14,631	10,168	22,049
Income tax provision	8,132	3,129	16,385	4,671

Income (loss) from continuing operations	10,766	11,502	(6,217)	17,378
(Loss) income from discontinued operations, net of tax	—	(10)	—	210

Net income (loss)	$10,766	$11,492	$(6,217)	$17,588

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.19	$0.20	$(0.11)	$0.30
(Loss) income from discontinued operations	—	(0.00)	—	0.01

Net income (loss)	$0.19	$0.20	$(0.11)	$0.31

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.18	$0.19	$(0.11)	$0.29
(Loss) income from discontinued operations	—	(0.00)	—	0.00

Net income (loss)	$0.18	$0.19	$(0.11)	$0.29

Weighted-average shares outstanding used in computing net income (loss) per common share:
Basic	57,770	57,154	57,699	57,067

Diluted	59,111	59,848	57,699	59,742

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net (loss) income	$(6,217)	$17,588
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(210)
Depreciation and amortization	21,106	20,017
Non-cash advertising	1,736	2,489
Non-cash stock-based compensation	10,775	15,592
Deferred and other income taxes	15,170	1,975
Impairment of auction rate securities	27,406	—
Changes in operating assets and liabilities:
Accounts receivable	7,933	14,648
Other assets	(2,652)	(303)
Accrued expenses and other long-term liabilities	(407)	(7,463)
Due to/from HLTH	563	5,223
Deferred revenue	5,339	3,253

Net cash provided by continuing operations	80,752	72,809
Net cash used by discontinued operations	—	(35)

Net cash provided by operating activities	80,752	72,774
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	43,300	123,885
Purchases of available-for-sale securities	(127,900)	(214,295)
Purchases of property and equipment	(15,054)	(13,574)
Cash received from sale of business and business combinations, net of fees	1,133	—

Net cash used in investing activities	(98,521)	(103,984)
Cash flows from financing activities:
Proceeds from issuance of common stock	3,453	8,490
Tax benefit on stock-based awards	315	655
Net cash transfers with HLTH	—	155,119

Net cash provided by financing activities	3,768	164,264

Net (decrease) increase in cash and cash equivalents	(14,001)	133,054
Cash and cash equivalents at beginning of period	213,753	44,660

Cash and cash equivalents at end of period	$199,752	$177,714

See accompanying notes.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, unaudited)

1.	Summary of Significant Accounting Policies

Background and Basis of Presentation

WebMD Health Corp. (the “Company”) is a Delaware corporation that was incorporated on May 3, 2005. The Company completed an initial public offering (“IPO”) of Class A Common Stock on September 28, 2005. The Company’s Class A Common Stock has traded on the Nasdaq National Market under the symbol “WBMD” since September 29, 2005 and now trades on the Nasdaq Global Select Market. Prior to the date of the IPO, the Company was a wholly-owned subsidiary of HLTH Corporation (“HLTH”) and its consolidated financial statements had been derived from the consolidated financial statements and accounting records of HLTH, principally representing the WebMD segment, using the historical results of operations, and historical basis of assets and liabilities of the WebMD related businesses. Since the completion of the IPO, the Company has been a majority-owned subsidiary of HLTH, which currently owns 83.1% of the equity of the Company, after accounting for the impact of shares to be issued pursuant to the purchase agreement for the acquisition of Subimo, LLC. The Company’s Class A Common Stock has one vote per share, while the Company’s Class B Common Stock has five votes per share. As a result, the Company’s Class B Common Stock owned by HLTH represented, as of September 30, 2008, 96.2% of the combined voting power of the Company’s outstanding Common Stock.

Transactions between the Company and HLTH have been identified in these notes to the consolidated financial statements as Transactions with HLTH (see Note 4).

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the operating results to be expected for any subsequent period or for the entire year ending December 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities and disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect: revenue recognition, the allowance for doubtful accounts, the carrying value of prepaid advertising, the carrying value of long-lived assets (including goodwill and intangible assets), the carrying value of investments in auction rate securities, the amortization period of long-lived assets (excluding goodwill), the carrying value, capitalization and amortization of software and Web site development costs, the provision for income taxes and related deferred tax accounts, certain accrued expenses and contingencies, share-based compensation to employees and transactions with HLTH.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Numerator:
Income (loss) from continuing operations	$10,766	$11,502	$(6,217)	$17,378

(Loss) income from discontinued operations, net of tax	$—	$(10)	$—	$210

Denominator: (shares in thousands)
Weighted-average shares — Basic	57,770	57,154	57,699	57,067
Employee stock options, restricted stock and Deferred Shares	1,341	2,694	—	2,675

Adjusted weighted-average shares after assumed conversions — Diluted	59,111	59,848	57,699	59,742

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.19	$0.20	$(0.11)	$0.30
(Loss) income from discontinued operations	—	(0.00)	—	0.01

Net income (loss)	$0.19	$0.20	$(0.11)	$0.31

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.18	$0.19	$(0.11)	$0.29
(Loss) income from discontinued operations	—	(0.00)	—	0.00

Net income (loss)	$0.18	$0.19	$(0.11)	$0.29

Included in basic and diluted shares for the three and nine months ended September 30, 2008 is the impact of shares to be issued pursuant to the purchase agreement for the acquisition of Subimo, LLC. The Company deferred the issuance of 640,930 shares of Class A Common Stock (“Deferred Shares”) until December 2008, subject to acceleration in certain circumstances. A maximum of 246,508 of the Deferred Shares may be used to settle any outstanding claims or warranties the Company may have against the seller. For purposes of calculating basic net income per share, the impact of 394,422 shares representing the non-contingent portion of the Deferred Shares was included. The additional Deferred Shares of 246,508 were considered if their effect was dilutive.

The Company has excluded certain outstanding stock options, restricted stock and Deferred Shares from the calculation of diluted income (loss) per common share during the periods in which such securities were anti-dilutive. The total number of shares excluded from the calculation of diluted income (loss) per share was 2,446,553 and 5,602,351 for the three and nine months ended September 30, 2008, respectively, and 1,186,855 and 1,252,553 for the three and nine months ended September 30, 2007, respectively.

Recent Accounting Pronouncements

On October 10, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) Opinion No. 157-3 (“FSP FAS 157-3”). The FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The Company believes that its financial assets are in compliance with FSP FAS 157-3.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 25, 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), “Business Combinations,” and other U.S. GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact, if any, that this FSP will have on the Company’s results of operations, financial position or cash flows.

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

As of December 31, 2007, the Company entered into an Asset Sale Agreement and completed the sale of certain assets and certain liabilities of its medical reference publications business, including the publications ACP Medicine and ACS Surgery: Principles and Practice. The assets and liabilities sold are referred to below as “ACS/ACP Business.” ACP Medicine and ACS Surgery are official publications of the American College of Physicians and the American College of Surgeons, respectively. As a result of the sale, the historical financial information of the ACS/ACP Business has been reclassified as discontinued operations in the accompanying consolidated financial statements for the prior year period. The Company will receive net cash proceeds of $2,809, consisting of $1,734 received in the quarter ended March 31, 2008 and the remaining $1,075 to be received in the quarter ending December 31, 2008. The Company incurred approximately $800 of professional fees and other expenses associated with the sale of the ACS/ACP Business. During 2007, the Company recognized a gain of $3,571, net of a tax benefit of $177. Summarized operating results for the discontinued operations of the ACS/ACP Business for the three and nine months ended September 30, 2007 were as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2007	2007

Revenue	$1,100	$3,327

(Loss) income from discontinued operations	$(10)	$210

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123, (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. The Company elected to use the modified prospective transition method and as a result prior period results were not restated. Under the modified prospective transition method, awards that were granted or modified on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested stock options and restricted stock awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, using the same grant date fair value and same expense attribution method used under SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized for all stock-based compensation beginning January 1, 2006.

The Company has various stock-based compensation plans under which directors, officers and other eligible employees receive awards of options to purchase Company Class A Common Stock and HLTH Common Stock and restricted shares of Company Class A Common Stock and HLTH Common Stock. The following sections of this note summarize the activity for each of these plans.

HLTH Plans

Certain WebMD employees participate in the stock-based compensation plans of HLTH (collectively, the “HLTH Plans”). Under the HLTH Plans certain of the Company’s employees have received grants of options to purchase HLTH Common Stock and restricted HLTH Common Stock. Additionally, all eligible WebMD employees were provided the opportunity to participate in HLTH’s employee stock purchase plan through April 30, 2008. All unvested options to purchase HLTH Common Stock and restricted HLTH Common Stock held by the Company’s employees as of the effective date of the IPO continue to vest under the original terms of those awards. An aggregate of 5,936,018 shares of HLTH Common Stock remained available for grant under the HLTH Plans at September 30, 2008.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

Generally, options under the HLTH Plans vest and become exercisable ratably over a three to five year period based on their individual grant dates subject to continued employment on the applicable vesting dates. The majority of options granted under the HLTH Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of HLTH’s Common Stock on the date of grant. The following table summarizes activity for the HLTH Plans relating to the Company’s employees during the nine months ended September 30, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Shares	Per Share	(In Years)	Value(1)

Outstanding at January 1, 2008	8,825,988	$13.59
Granted	—	—
Exercised	(781,141)	7.45
Forfeited	(321,669)	22.52

Outstanding at September 30, 2008	7,723,178	$13.84	3.0	$8,753

Vested and exercisable at the end of the period	7,448,079	$14.04	2.9	$7,982

(1)	The aggregate intrinsic value is based on the market price of HLTH’s Common Stock on September 30, 2008, which was $11.43, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on September 30, 2008.

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

Restricted Stock Awards

HLTH Restricted Stock consists of shares of HLTH Common Stock which have been awarded to the Company’s employees with restrictions that cause them to be subject to substantial risk of forfeiture and restrict their sale or other transfer by the employee until they vest. Generally, HLTH Restricted Stock awards vest ratably over a three to five year period based on their individual award dates subject to continued employment on the applicable vesting dates. There was no activity of non-vested HLTH Restricted Stock relating to the Company’s employees during the nine months ended September 30, 2008.

Proceeds received by HLTH from the exercise of options to purchase HLTH Common Stock were $3,383 and $5,816 during the three and nine months ended September 30, 2008, respectively, and $2,044 and $46,363 during the three and nine months ended September 30, 2007, respectively. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of HLTH Restricted Stock that vested was $2,523 and $3,424 during the three and nine months ended September 30, 2008, respectively, and $1,213 and $16,415 during the three and nine months ended September 30, 2007, respectively.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

WebMD Plans

During September 2005, the Company adopted the 2005 Long-Term Incentive Plan (the “2005 Plan”). In connection with the acquisition of Subimo, LLC in December 2006, the Company adopted the WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (the “Subimo Plan”). The terms of the Subimo Plan are similar to the terms of the 2005 Plan but it has not been approved by the Company’s stockholders. Awards under the Subimo Plan were made on the date of the Company’s acquisition of Subimo, LLC in reliance on the NASDAQ Stock Market exception to shareholder approval for equity grants to new hires. No additional grants will be made under the Subimo Plan. The 2005 Plan and the Subimo Plan are included in all references as the “WebMD Plans.” The maximum number of shares of the Company’s Class A Common Stock that may be subject to options or restricted stock awards under the WebMD Plans is 9,480,574, subject to adjustment in accordance with the terms of the WebMD Plans. The Company had an aggregate of 2,440,150 shares of Class A Common Stock available for grant under the WebMD Plans at September 30, 2008.

Stock Options

Generally, options under the WebMD Plans vest and become exercisable ratably over a four-year period based on their individual grant dates, subject to continued employment on the applicable vesting dates. The options granted under the WebMD Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of the Company Class A Common Stock on the date of grant. The following table summarizes activity for the WebMD Plans during the nine months ended September 30, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Shares	Per Share	(In Years)	Value(1)

Outstanding at January 1, 2008	5,020,551	$27.56
Granted	609,800	32.19
Exercised	(196,652)	17.56
Forfeited	(373,551)	31.42

Outstanding at September 30, 2008	5,060,148	$28.23	7.8	$32,163

Vested and exercisable at the end of the period	2,239,061	$22.22	7.2	$21,487

(1)	The aggregate intrinsic value is based on the market price of the Company’s Class A Common Stock on September 30, 2008, which was $29.74, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on September 30, 2008.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model considering the assumptions noted in the following table. Prior to August 1, 2007, expected volatility was based on implied volatility from traded options of stock of comparable companies combined with historical stock price volatility of comparable companies. Beginning on August 1, 2007, expected volatility is based on implied volatility from traded options of Company Class A Common Stock combined with historical volatility of Company Class A Common Stock. The expected term represents the period of time that options are expected to be outstanding following their grant date, and was determined using historical

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercise data. The risk-free rate is based on the U.S. Treasury yield curve for periods equal to the expected term of the options on the grant date.

	Nine Months Ended September 30,
	2008	2007

Expected dividend yield	0%	0%
Expected volatility	0.44	0.45
Risk-free interest rate	2.46%	4.65%
Expected term (years)	3.25	3.34
Weighted-average fair value of options granted during the period	$10.75	$18.16

Restricted Stock Awards

Company Restricted Stock consists of shares of Company Class A Common Stock which have been awarded to employees with restrictions that cause them to be subject to substantial risk of forfeiture and restrict their sale or other transfer by the employee until they vest. Generally, the Company’s Restricted Stock awards vest ratably over a four year period from their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity of non-vested Company Restricted Stock during the nine months ended September 30, 2008:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Beginning balance at January 1, 2008	307,722	$29.46
Granted	19,000	28.32
Vested	(90,687)	21.59
Forfeited	(12,500)	21.86

Ending balance at September 30, 2008	223,535	$32.98

Proceeds received from the exercise of options to purchase Company Class A Common Stock were $1,061 and $3,453 during the three and nine months ended September 30, 2008, respectively, and $2,767 and $8,490 during the three and nine months ended September 30, 2007, respectively. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of Company Restricted Stock that vested was $3,299 and $5,769 during the three and nine months ended September 30, 2008, respectively, and $8,203 and $15,291 during the three and nine months ended September 30, 2007, respectively.

Employee Stock Purchase Plan

HLTH’s Employee Stock Purchase Plan (“ESPP”) allowed eligible employees of the Company the opportunity to purchase shares of HLTH Common Stock through payroll deductions, up to 15% of a participant’s annual compensation with a maximum of 5,000 shares available per participant during each purchase period. The purchase price of the stock was 85% of the fair market value on the last day of each purchase period. There were 31,787 and 22,335 shares of HLTH Common Stock issued to the Company’s employees under HLTH’s ESPP during the nine months ended September 30, 2008 and 2007, respectively. The ESPP was terminated after the purchase period ended April 30, 2008.

Other

At the time of the IPO and each year on the anniversary of the IPO, the Company issued shares of its Class A Common Stock to each non-employee director with a value equal to the director’s annual board and

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

committee retainers. The Company recorded $85 of stock-based compensation expense during the three months ended September 30, 2008 and 2007 and $255 during the nine months ended September 30, 2008 and 2007 in connection with these issuances.

Additionally, the Company recorded $279 of stock-based compensation expense during the three months ended September 30, 2008 and 2007, and $837 and $815 during the nine months ended September 30, 2008 and 2007, respectively, in connection with a stock transferability right for shares required to be issued in connection with the acquisition of Subimo, LLC by the Company.

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

HLTH Plans:
Stock options	$70	$767	$126	$2,169
Restricted stock	9	10	26	(328)
WebMD Plans:
Stock options	2,655	3,805	8,163	10,424
Restricted stock	469	701	1,331	2,161
ESPP	—	29	32	85
Other	372	375	1,097	1,081

Total stock-based compensation expense	$3,575	$5,687	$10,775	$15,592

Included in:
Cost of operations	$1,005	$1,597	$2,950	$4,159
Sales and marketing	1,222	1,252	3,624	3,889
General and administrative	1,348	2,838	4,201	7,544

Total stock-based compensation expense	$3,575	$5,687	$10,775	$15,592

As of September 30, 2008, approximately $163 and $30,561 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 0.39 years and 1.50 years, related to the HLTH Plans and the WebMD Plans, respectively.

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

On February 15, 2006, the Tax Sharing Agreement was amended to provide that HLTH would compensate the Company for any use of the Company’s net operating loss (“NOL”) carryforwards resulting from certain extraordinary transactions, as defined in the Tax Sharing Agreement. On September 14, 2006,

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

HLTH completed the sale of its Emdeon Practice Services business (“EPS”) for approximately $565,000 in cash (“EPS Sale”). On November 16, 2006, HLTH completed the sale of a 52% interest in its Emdeon Business Services business (“EBS”) for approximately $1,200,000 in cash (“2006 EBS Sale”). HLTH recognized a taxable gain on the sale of EPS and EBS and utilized a portion of its federal NOL carryforwards to offset the gain on these transactions. Under the Tax Sharing Agreement between HLTH and the Company, the Company was reimbursed for its NOL carryforwards utilized by HLTH in these transactions at the current federal statutory rate of 35%. During February 2007, HLTH reimbursed the Company $140,000 as an estimate of the payment required pursuant to the Tax Sharing Agreement with respect to the EPS Sale and the 2006 EBS Sale, which amount was subject to adjustment in connection with the filing of the applicable tax returns. During September 2007, HLTH finalized the NOL carryforward attributable to the Company that was utilized as a result of the EPS Sale and the 2006 EBS Sale and reimbursed the Company an additional $9,862. These reimbursements were recorded as capital contributions, which increased additional paid-in-capital at December 31, 2006 and September 30, 2007, respectively.

In connection with the termination of the merger between HLTH and the Company on October 19, 2008 HLTH and the Company have agreed to amend the Tax Sharing Agreement so that for tax years beginning after December 31, 2007, HLTH will no longer be required to reimburse the Company for use of NOL carryforwards attributable to the Company that may result from certain extraordinary transactions by HLTH. See Note 11 below for a description of the termination of the proposed HLTH Merger. The Tax Sharing Agreement has not, other than with respect to certain extraordinary transactions by HLTH, required either HLTH or the Company to reimburse the other party for any net tax savings realized by the consolidated group as a result of the group’s utilization of the Company’s or HLTH’s NOL carryforwards during the period of consolidation, and that will continue following the amendment. Accordingly, HLTH will not be required to reimburse the Company for use of NOL carryforwards attributable to the Company in connection with (a) HLTH’s sale in February 2008 of its 48% minority interest in EBS to an affiliate of General Atlantic LLC and investment funds managed by Hellman & Friedman LLC for a sale price of $575,000 in cash or (b) HLTH’s sale in July 2008 of its ViPS segment to an affiliate of General Dynamics Corporation for approximately $225,000 in cash. HLTH expects to recognize taxable gains on these transactions and expects to utilize a portion of the Company’s federal NOL carryforward to offset a portion of the tax liability resulting from these transactions. Based upon information available at the time of this filing, the Company’s current estimate is that the NOL carryforwards that were available as of December 31, 2007 will be reduced by an aggregate of approximately $120,000 as a result of HLTH’s utilization of the Company’s NOL carryforwards to offset HLTH’s taxable gains on these transactions. This estimated amount is based on various assumptions and is subject to material change. The actual amount of the Company’s NOL carryforwards that HLTH will utilize cannot be determined until HLTH completes its 2008 income tax calculations.

Charges from the Company to HLTH:

Revenue:  The Company sells certain of its products and services to HLTH businesses. These amounts are included in revenue during the three and nine months ended September 30, 2008 and 2007. The Company charges HLTH rates comparable to those charged to third parties for similar products and services.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the allocations reflected in the Company’s consolidated financial statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Charges from the Company to HLTH:
Intercompany revenue	$20	$63	$60	$188
Charges from HLTH to the Company:
Corporate services — shared services allocation	838	845	2,572	2,470
Healthcare expense	2,000	1,499	5,814	4,301
Stock-based compensation expense	79	806	184	1,926

5.	Significant Transactions

America Online, Inc.

In May 2001, HLTH entered into an agreement for a strategic alliance with Time Warner, Inc. Under the agreement, the Company was the primary provider of healthcare content, tools and services for use on certain America Online (“AOL”) properties. The agreement ended on May 1, 2007. Under the agreement, the Company and AOL shared certain revenue from advertising, commerce and programming on the health channels of the AOL properties and on a co-branded service created for AOL by the Company. The Company was entitled to share in revenue and was guaranteed a minimum of $12,000 during each contract year from May 1, 2005 through May 1, 2007, when the agreement ended, for its share of advertising revenue. Included in revenue was $2,658 during the nine months ended September 30, 2007, related to sales to third parties of advertising and sponsorship on the AOL health channels, primarily sold through the Company’s sales organization. Also included in revenue for the nine months ended September 30, 2007 was revenue of $1,515, related to the guarantee described above.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fidelity Human Resources Services Company LLC

In 2004, the Company entered into an agreement with Fidelity Human Resources Services Company LLC (“FHRS”) to integrate the Company’s private portals product into the services FHRS provides to its clients. FHRS provides human resources administration and benefits administration services to employers. The Company recorded revenue of $2,272 and $7,062 during the three and nine months ended September 30, 2008, respectively, and $2,441 and $7,693 during the three and nine months ended September 30, 2007, respectively. Included in accounts receivable as of September 30, 2008 was $1,159 related to the FHRS agreement.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for each of the Company’s operating segments and a reconciliation to income (loss) from continuing operations are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue
Online Services:
Advertising and sponsorship	$72,046	$59,087	$190,494	$158,944
Licensing	22,139	20,001	65,928	59,915
Content syndication and other	392	490	1,154	2,027

Total Online Services	94,577	79,578	257,576	220,886
Publishing and Other Services	5,810	6,520	13,669	14,426

	$100,387	$86,098	$271,245	$235,312

Earnings before interest, taxes, depreciation, amortization and other non-cash items
Online Services	$25,956	$21,948	$61,287	$48,982
Publishing and Other Services	1,212	2,138	1,485	2,643

	27,168	24,086	62,772	51,625
Interest, taxes, depreciation, amortization and other non-cash items
Interest income	2,616	3,486	8,419	8,522
Depreciation and amortization	(7,133)	(7,085)	(21,106)	(20,017)
Non-cash advertising	(178)	(169)	(1,736)	(2,489)
Non-cash stock-based compensation	(3,575)	(5,687)	(10,775)	(15,592)
Impairment of auction rate securities	—	—	(27,406)	—
Income tax provision	(8,132)	(3,129)	(16,385)	(4,671)

Income (loss) from continuing operations	10,766	11,502	(6,217)	17,378
(Loss) income from discontinued operations, net of tax	—	(10)	—	210

Net income (loss)	$10,766	$11,492	$(6,217)	$17,588

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

The Company did not have any Level 1 or Level 2 assets as of September 30, 2008. The Company’s Level 3 financial assets that were measured at fair value as of September 30, 2008 were auction rate securities (“ARS”) of $132,848.

The following table reconciles the beginning and ending balances of the Company’s Level 3 assets, which consist of the Company’s ARS holdings:

Balance as of January 1, 2008	$—
Transfers to Level 3	169,200
Redemptions	(3,700)
Impairment charge included in earnings	(27,406)
Interest accretion included in earnings	244
Unrealized losses included in other comprehensive loss	(5,490)

Balance as of September 30, 2008	$132,848

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In making the determination that the impairment was other-than-temporary, the Company considered (i) the current market liquidity for ARS, particularly student loan backed ARS, (ii) the long-term maturities of the loan portfolios underlying each ARS owned by the Company which, on a weighted average basis, extend to as many as 14 years and (iii) the ability and intent of the Company to hold its ARS investments until sufficient liquidity returns to the auction rate market to enable the sale of these securities or until the investments mature.

During the three and nine months ended September 30, 2008, the Company received $2,000 and $3,700, respectively, associated with the partial redemption of certain of its ARS holdings, which represented 100% of their face value. As a result, as of September 30, 2008, the total face value of the Company’s ARS holdings was $165,500. During the three and nine months ended September 30, 2008, the Company reduced the carrying value of its ARS holdings by $4,107 and $5,490, respectively. The Company assessed these declines in fair market value to be temporary as they resulted from fluctuations in interest rate assumptions and, therefore, recorded these declines as unrealized loss in other comprehensive loss in the accompanying consolidated balance sheet.

The Company continues to monitor the market for ARS as well as the individual ARS investments it owns. The Company may be required to record additional losses in future periods if the fair value of its ARS holdings deteriorates further.

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

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive loss. Other comprehensive loss includes certain changes in equity that are excluded from net income (loss), such as changes in unrealized losses on available-for-sale marketable securities. The following table presents the components of comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Unrealized losses on securities	$(4,107)	$—	$(5,490)	$—

Other comprehensive loss	(4,107)	—	(5,490)	—
Net income (loss)	10,766	11,492	(6,217)	17,588

Comprehensive income (loss)	$6,659	$11,492	$(11,707)	$17,588

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2007 and the nine months ended September 30, 2008 are as follows:

		Publishing
	Online	and Other
	Services	Services	Total

Balance as of January 1, 2007	$213,983	$11,045	$225,028
Purchase price allocations and other adjustments	(3,599)	—	(3,599)

Balance as of December 31, 2007	210,384	11,045	221,429
Purchase price allocations and other adjustments	(148)	—	(148)

Balance as of September 30, 2008	$210,236	$11,045	$221,281

Intangible assets subject to amortization consist of the following:

	September 30, 2008				December 31, 2007
				Weighted				Weighted
	Gross			Average	Gross			Average
	Carrying	Accumulated		Remaining	Carrying	Accumulated		Remaining
	Amount	Amortization	Net	Useful Life(a)	Amount	Amortization	Net	Useful Life(a)

Content	$15,954	$(14,051)	$1,903	1.7	$15,954	$(12,581)	$3,373	2.1
Customer relationships	33,191	(12,798)	20,393	8.8	33,191	(10,183)	23,008	9.2
Technology and patents	14,967	(12,844)	2,123	0.9	14,967	(10,126)	4,841	1.5
Trade names	7,817	(3,319)	4,498	7.1	7,817	(2,725)	5,092	7.7

Total	$71,929	$(43,012)	$28,917	7.5	$71,929	$(35,615)	$36,314	7.3

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

Amortization expense was $2,406 and $7,397 during the three and nine months ended September 30, 2008, respectively, and $3,320 and $9,853 during the three and nine months ended September 30, 2007, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year ending December 31:
2008 (October 1st to December 31st)	$2,318
2009	6,401
2010	3,337
2011	2,464
2012	2,464
Thereafter	11,933

10.	Commitments and Contingencies

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Termination of Proposed Merger with HLTH

On February 20, 2008, HLTH and the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which HLTH would merge into the Company (the “HLTH Merger”), with the Company continuing as the surviving corporation. The Merger Agreement was amended on May 6, 2008 and September 12, 2008. Pursuant to the terms of a Termination Agreement entered into on October 19, 2008 (the “Termination Agreement”), HLTH and the Company mutually agreed, in light of recent turmoil in financial markets, to terminate the Merger Agreement. The termination was by mutual agreement of the companies and was unanimously approved by the Board of Directors of each of the companies and by a special committee of independent directors of the Company. The Termination Agreement maintains HLTH’s obligation, under the terms of the Merger Agreement, to pay the expenses of the Company incurred in connection with the merger. Under the Termination Agreement, HLTH and the Company also agreed to amend its Tax Sharing Agreement with HLTH. See Note 4 above for a description of the amendment to the Tax Sharing Agreement. The Termination Agreement also provided for HLTH to assign to the Company the Amended and Restated Data License Agreement, dated as of February 8, 2008, among HLTH, EBS Master LLC and certain affiliated companies.

12.	Pending Marketing Technology Solutions Inc. Acquisition

On September 15, 2008, the Company announced that it had entered into a definitive agreement to acquire QualityHealth.com and its owner, Marketing Technology Solutions Inc. (“MTS”). MTS provides on-line performance-based marketing and media programs directed at pharmaceutical and other healthcare related advertisers. The purchase price for MTS is $50 million in cash, payable at closing, and the Company has agreed to pay up to an additional $25 million in cash if certain performance thresholds are achieved relating to calendar year 2009.

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

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and is intended to provide an understanding of our results of operations, financial condition and changes in financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of our company and operating segments, a description of certain recent developments, background information on certain trends and a discussion of how seasonal factors may impact the timing of our revenue.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective and often complex judgments in making estimates and assumptions.

•	Transactions with HLTH. This section describes the services that we receive from HLTH Corporation (which we refer to as HLTH) and the costs of these services, as well as the fees we charge HLTH for our services and our tax sharing agreement with HLTH.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

•	Results of Operations and Results of Operations by Operating Segment. These sections provide our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on both a consolidated basis and an operating segment basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of September 30, 2008.

•	Factors That May Affect Our Future Financial Condition or Results of Operations. This section describes circumstances or events that could have a negative effect on our financial condition or results of operations, or that could change, for the worse, existing trends in some or all of our businesses. The factors discussed in this section are in addition to factors that may be described elsewhere in this Quarterly Report.

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

Termination of Proposed HLTH Merger

On October 19, 2008, pursuant to the terms of a termination agreement (which we refer to as the Termination Agreement), HLTH and WebMD mutually agreed, in light of recent turmoil in financial markets, to terminate the Agreement and Plan of Merger, dated as of February 20, 2008, between HLTH and WebMD, as amended by Amendment No. 1, dated as of May 6, 2008, and Amendment No. 2, dated as of September 12, 2008 (which we refer to as the Merger Agreement). The Merger Agreement resulted from negotiations between HLTH and a Special Committee of the Board of Directors of WebMD during late 2007 and early 2008. The termination of the Merger Agreement was by mutual agreement of the companies and was unanimously approved by the Board of Directors of each of the companies and by a special committee of independent directors of WebMD. The Boards determined that both HLTH, as controlling stockholder of WebMD, and the public stockholders of WebMD would benefit from WebMD continuing as a publicly-traded subsidiary with no long-term debt and approximately $340 million in cash and investments. The Boards concluded that, by terminating the merger, HLTH and WebMD would retain financial flexibility and be in a position to pursue potential acquisition opportunities expected to be available to companies with significant cash resources in a period of financial market uncertainty.

The Termination Agreement maintains HLTH’s obligation, under the terms of the Merger Agreement, to pay the expenses of WebMD incurred in connection with the merger. Under the Termination Agreement, HLTH and WebMD have also agreed to amend the Amended and Restated Tax Sharing Agreement, dated as of February 15, 2006, between them (which we refer to as the Tax Sharing Agreement) so that, for tax years beginning after December 31, 2007, HLTH will no longer be required to reimburse WebMD for use of net operating loss (which we refer to as NOL) carryforwards attributable to WebMD that may result from certain extraordinary transactions by HLTH. The Tax Sharing Agreement has not, other than with respect to certain extraordinary transactions by HLTH, required either HLTH or WebMD to reimburse the other party for any net tax savings realized by the consolidated group as a result of the group’s utilization of WebMD’s or HLTH’s NOL carryforwards during the period of consolidation, and that will continue following the amendment. The Termination Agreement also provided for HLTH to assign to WebMD the Amended and Restated Data License Agreement, dated as of February 8, 2008, among HLTH, EBS Master LLC and certain affiliated companies.

Recent or Pending Transactions

Pending Acquisition of Marketing Technology Solutions Inc.  On September 15, 2008, we announced that we have entered into a definitive agreement to acquire QualityHealth.com and its owner, Marketing Technology Solutions Inc. (which we refer to as MTS). MTS provides on-line performance-based marketing and media programs directed at pharmaceutical and other healthcare related advertisers. The purchase price for MTS is $50,000 in cash, payable at closing, and we have agreed to pay up to an additional $25,000 in cash if certain performance thresholds are achieved relating to calendar year 2009.

Sale of ACP Medicine and ACS Surgery.  As of December 31, 2007, we entered into an Asset Sale Agreement and completed the sale of certain assets and certain liabilities of our medical reference publications business, including the publications ACP Medicine and ACS Surgery: Principles and Practice. The assets and liabilities sold are referred to below as the “ACS/ACP Business.” ACP Medicine and ACS Surgery are official publications of the American College of Physicians and the American College of Surgeons, respectively. We will receive net cash proceeds of $2,809, consisting of $1,734 received in the quarter ended March 31, 2008 and the remaining $1,075 to be received in the quarter ending December 31, 2008. We incurred approximately $800 of professional fees and other expenses associated with the sale of the ACS/ACP Business. In connection with the sale, we recognized a gain of $3,571, net of a tax benefit of $177, as of December 31, 2007. The decision to divest the ACS/ACP Business was made because management determined that it was not a good fit with our core business.

Other Significant Developments and Trends

Impairment of Auction Rate Securities; Non-Recourse Credit Facility.  We hold investments in auction rate securities (which we refer to as ARS) backed by student loans, 97% of which are guaranteed under the Federal Family Education Loan Program (FFELP), and all had credit ratings of AAA or Aaa when purchased. Historically, the fair value of our ARS investments approximated par value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, virtually all auctions involving these securities have failed. The result of a failed auction is that these ARS will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS investments develop. We concluded that the estimated fair value of the ARS no longer approximated the par value due to the lack of liquidity.

As of March 31, 2008, we concluded the fair value of our ARS was $141,044, compared to a face value of $168,450. The impairment in value, or $27,406 was considered to be other-than-temporary, and accordingly, was recorded as an impairment charge within the statement of operations during the three months ended March 31, 2008. During the three and nine months ended September 30, 2008, we received $2,000 and $3,700, respectively, associated with the partial redemption of certain of our ARS holdings which represented 100% of their face value. As a result, as of September 30, 2008, the total face value of our ARS holdings was $165,500, compared to a fair value of $132,848. During the three and nine months ended September 30, 2008, we reduced the carrying value of our ARS holdings by $4,107 and $5,490, respectively. We assessed these declines in fair market value to be temporary as they resulted from fluctuations in interest rate assumptions and, therefore, recorded these declines as an unrealized loss in our stockholders’ equity.

In May 2008, we entered into a non-recourse credit facility (which we refer to as the Credit Facility) with Citigroup that is secured by its ARS holdings (including, in some circumstances, interest payable on the ARS holdings), that will allow WebMD to borrow up to 75% of the face amount of the ARS holdings pledged as collateral under the Credit Facility. The Credit Facility is governed by a loan agreement, dated as of May 6, 2008, containing customary representations and warranties of the borrower and certain affirmative covenants and negative covenants relating to the pledged collateral. Under the loan agreement, the borrower and the lender may, in certain circumstances, cause the pledged collateral to be sold, with the proceeds of any such sale required to be applied in full immediately to repayment of amounts borrowed.

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

Changes in Health Plan Design; Health Management Initiatives.  In a healthcare market where a greater share of the responsibility for healthcare costs and decision-making has been increasingly shifting to consumers, use of information technology (including personal health records) to assist consumers in making informed decisions about healthcare has also increased. We believe that through our WebMD Health and Benefits Manager tools, including our personal health record application, we are well positioned to play a role in this consumer-directed healthcare environment, and these services will be a significant driver for the growth of our private portals during the next several years. However, our growth strategy depends, in part, on increasing usage of our private portal services by our employer and health plan clients’ employees and members, respectively. Increasing usage of our services requires us to continue to deliver and improve the underlying technology and develop new and updated applications, features and services. In addition, we face competition in the area of healthcare decision-support tools and online health management applications and health information services. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do, and may be better known than we are. We also expect that, for clients and potential clients in the industries most seriously affected by recent adverse changes in general economic conditions (including those in the financial services industry), we may experience some reductions in initial contracts, contract expansions and contract renewals for our private portal services.

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

We evaluate our estimates on an ongoing basis, including those related to revenue recognition, the allowance for doubtful accounts, the carrying value of prepaid advertising, the carrying value of long-lived assets (including goodwill and intangible assets), the carrying value of investments in auction rate securities, the amortization period of long-lived assets (excluding goodwill), the carrying value, capitalization and amortization of software and Web site development costs, the provision for income taxes and related deferred tax accounts, certain accrued expenses and contingencies, share-based compensation to employees and transactions with HLTH.

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

We estimated the fair value of our ARS investments using an income approach valuation technique. Using this approach, expected future cash flows were calculated over the expected life of each security and were discounted to a single present value using a market required rate of return. Some of the more significant assumptions made in the present value calculations include (i) the estimated weighted average lives for the loan portfolios underlying each individual ARS, which range from 4 to 14 years and (ii) the required rates of return used to discount the estimated future cash flows over the estimated life of each security, which considered both the credit quality for each individual ARS and the market liquidity for these investments. As of March 31, 2008, we concluded the fair value of our ARS investments was $141,044, compared to a face value of $168,450. The impairment in value, or $27,406 was considered to be other-than-temporary, and accordingly, was recorded as an impairment charge within the statement of operations during the three months ended March 31, 2008. During the three and nine months ended September 30, 2008, we received $2,000 and $3,700, respectively, associated with the partial redemption of certain of our ARS holdings which represented 100% of their face value. As a result, as of September 30, 2008, the total face value of our ARS holdings was $165,500. During the three and nine months ended September 30, 2008, we reduced the carrying value of our ARS holdings by $4,107 and $5,490, respectively. We assessed these declines in fair market value to be temporary as they resulted from fluctuations in interest rate assumptions and, therefore, recorded this decline as unrealized loss in other comprehensive income.

Our ARS have been classified as Level 3 assets in accordance with Statement of Financial Accounting Standards (which we refer to as SFAS) No. 157, “Fair Value Measurements,” as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. If different assumptions were used for the various inputs to the valuation approach including, but not limited to, assumptions involving the estimated lives of the ARS investments, the estimated cash flows over those estimated lives, and the estimated discount rates applied to those cash flows, the estimated fair value of these investments could be significantly higher or lower than the fair value we determined. We continue to monitor the market for ARS as well as the individual ARS investments we own. We may be required to record additional losses in future periods if the fair value of our ARS deteriorates further.

•	Stock-Based Compensation. In December 2004, the Financial Accounting Standards Board (which we refer to as FASB) issued SFAS No. 123, (Revised 2004), “Share-Based Payment” (which we refer to as SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (which we refer to as SFAS 123) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. We adopted SFAS 123R on January 1, 2006 and elected to use the modified prospective transition method and as a result, prior period results were not restated. Under the modified prospective method, awards that were granted or modified on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested stock options and restricted stock awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, using the same grant date fair value and same expense attribution method used under SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods.

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

•	Deferred Tax Assets. Our deferred tax assets are comprised primarily of NOL carryforwards. At December 31, 2007, we had NOL carryforwards of approximately $668,000 on a separate return basis. At December 31, 2007, we had NOL carryforwards of $272,000 on a legal entity basis. This difference reflects the utilization of approximately $430,000 by the HLTH consolidated group as a result of the sale of certain HLTH businesses. Subject to certain limitations, these loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. Based on information available as of the date of this filing, we currently estimate that the NOL carryforwards that were available as of December 31, 2007 will be reduced by approximately $120,000 as a result of HLTH’s utilization of these NOLs in connection with the sales of certain HLTH businesses in 2008. This estimated amount is based on various assumptions and is subject to material change. The actual amount of our NOL carryforwards that will be utilized by HLTH cannot be determined until HLTH completes its 2008 income tax calculations.

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

On February 15, 2006, the Tax Sharing Agreement was amended to provide that HLTH would compensate us for any use of our NOL carryforwards resulting from certain extraordinary transactions, as defined in the Tax Sharing Agreement. On September 14, 2006, HLTH completed the sale of its Emdeon Practice Services business (“EPS”) for approximately $565,000 in cash (“EPS Sale”). On November 16, 2006, HLTH completed the sale of a 52% interest in its Emdeon Business Services business (“EBS”) for approximately $1,200,000 in cash (“2006 EBS Sale”). HLTH recognized a taxable gain on the sale of EPS and EBS and utilized a portion of its federal NOL carryforwards to offset the gain on these transactions. Under the Tax Sharing Agreement between HLTH and us, we were reimbursed for our NOL carryforwards utilized by HLTH in these transactions at the current federal statutory rate of 35%. During February 2007, HLTH reimbursed us $140,000 as an estimate of the payment required pursuant to the Tax Sharing Agreement with respect to the EPS Sale and the 2006 EBS Sale, which was subject to adjustment in connection with the filing of the applicable tax returns. During September 2007, HLTH finalized the NOL carryforward attributable to us that was utilized as a result of the EPS Sale and the 2006 EBS Sale and reimbursed us an additional $9,862. These reimbursements were recorded as capital contributions which increased additional paid-in-capital at December 31, 2006 and September 30, 2007, respectively.

In connection with the termination of the merger between HLTH and us on October 19, 2008 we and HLTH have agreed to amend the Tax Sharing Agreement so that for tax years beginning after December 31, 2007, HLTH will no longer be required to reimburse us for use of NOL carryforwards attributable to us that may result from certain extraordinary transactions by HLTH. See “— Introduction — Termination of Proposed HLTH Merger” for a description of the termination of the proposed HLTH Merger. The Tax Sharing Agreement has not, other than with respect to certain extraordinary transactions by HLTH, required either HLTH or us to reimburse the other party for any net tax savings realized by the consolidated group as a result of the group’s utilization of our or HLTH’s NOL carryforwards during the period of consolidation, and that will continue following the amendment. Accordingly, HLTH will not be required to reimburse us for use of NOL carryforwards attributable to us in connection with (a) HLTH’s sale in February 2008 of its 48% minority interest in EBS to an affiliate of General Atlantic LLC and investment funds managed by Hellman & Friedman LLC for a sale price of $575,000 in cash or (b) HLTH’s sale in July 2008 of its ViPS segment to an affiliate of General Dynamics Corporation for approximately $225,000 in cash. HLTH expects to recognize taxable gains on these transactions and expects to utilize a portion of our federal NOL carryforwards to offset a portion of the tax liability resulting from these transactions. Based upon information available as of the time of this filing, we currently estimate that our NOL carryforwards will be reduced by an aggregate of approximately $120,000 as a result of HLTH’s utilization of our NOL carryforwards to offset its taxable gains on these transactions. This estimated amount is based on various assumptions and is subject to material change. The actual amount of our NOL carryforwards that HLTH will utilize cannot be determined until HLTH completes its 2008 income tax calculations.

Charges from the Company to HLTH:

Revenue:  We sell certain of our products and services to HLTH businesses. These amounts are included in revenue during the three and nine months ended September 30, 2008. We charge HLTH rates comparable to those charged to third parties for similar products and services.

Charges from HLTH to the Company:

Corporate Services:  We are charged a services fee (the “Services Fee”) for costs related to corporate services provided to us by HLTH. The services that HLTH provides include certain administrative services, including payroll, accounting, tax planning and compliance, employee benefit plans, legal matters and information processing. In addition, we reimburse HLTH for an allocated portion of certain expenses that HLTH incurs for outside services and similar items, including insurance fees, outside personnel, facilities costs, professional fees, software maintenance fees and telecommunications costs. HLTH has agreed to make the services available to us for up to five years following the IPO. These expense allocations were determined on a basis that we and HLTH consider to be a reasonable assessment of the cost of providing these services, exclusive of any profit margin. The basis we and HLTH used to determine these expense allocations required management to make certain judgments and assumptions. These cost allocations are reflected in the table below under the caption “Corporate services — shared services allocation.” The Services Fee is reflected in general and administrative expense within our consolidated statements of operations.

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

The following table summarizes the allocations reflected in our consolidated financial statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Charges from the Company to HLTH:
Intercompany revenue	$20	$63	$60	$188
Charges from HLTH to the Company:
Corporate services — shared services allocation	838	845	2,572	2,470
Healthcare expense	2,000	1,499	5,814	4,301
Stock-based compensation expense	79	806	184	1,926

Recent Accounting Pronouncements

On October 10, 2008, the Financial Accounting Standards Board (or FASB) issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) Opinion No. 157-3 (“FSP FAS 157-3”). The FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. We believe our financial assets are in compliance with FSP FAS 157-3.

On April 25, 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), “Business Combinations,” and other U.S. GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact, if any, that this FSP will have on our results of operations, financial position or cash flows.

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

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	$	%	$	%	$	%	$	%

Revenue	$100,387	100.0	$86,098	100.0	$271,245	100.0	$235,312	100.0
Costs and expenses:
Cost of operations	35,322	35.2	30,021	34.9	99,655	36.7	87,636	37.2
Sales and marketing	26,441	26.3	22,459	26.1	77,731	28.7	67,258	28.6
General and administrative	15,209	15.2	15,388	17.9	43,598	16.1	46,874	19.9
Impairment of auction rate securities	—	—	—	—	27,406	10.1	—	—
Depreciation and amortization	7,133	7.1	7,085	8.2	21,106	7.8	20,017	8.5
Interest income	2,616	2.6	3,486	4.1	8,419	3.1	8,522	3.6

Income from continuing operations before income tax provision	18,898	18.8	14,631	17.0	10,168	3.7	22,049	9.4
Income tax provision	8,132	8.1	3,129	3.7	16,385	6.0	4,671	2.0

Income (loss) from continuing operations	10,766	10.7	11,502	13.3	(6,217)	(2.3)	17,378	7.4
(Loss) income from discontinued operations, net of tax	—	—	(10)	—	—	—	210	0.1

Net income (loss)	$10,766	10.7	$11,492	13.3	$(6,217)	(2.3)	$17,588	7.5

Revenue is derived from our two business segments: Online Services and Publishing and Other Services. Our Online Services segment derives revenue from advertising, sponsorship (including online CME services), e-detailing promotion and physician recruitment services, content syndication and distribution, and licenses of private online portals to employers, healthcare payers and others, along with related services including lifestyle education and personalized telephonic coaching. Our Publishing and Other Services segment derives revenue from sales of, and advertising in, our physician directories, and advertisements in WebMD the Magazine. We sold our ACS/ACP Business as of December 31, 2007 and the revenue and expenses of this business are shown in discontinued operations for the three and nine months ended September 30, 2007.

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

Our discussions throughout this MD&A reference certain non-cash expenses. The following is a summary of our principal non-cash expenses:

•	Non-cash advertising expense. Expense related to the use of our prepaid advertising inventory that we received from News Corporation in exchange for equity instruments that HLTH issued in connection with an agreement it entered into with News Corporation in 1999 and subsequently amended in 2000. This non-cash advertising expense is included in cost of operations when we utilize this advertising inventory in conjunction with offline advertising and sponsorship programs and is included in sales and marketing expense when we use the asset for promotion of our brand.

•	Non-cash stock-based compensation expense. Expense related to awards of our restricted Class A Common Stock and awards of employee stock options, as well as awards of restricted HLTH Common Stock and awards of HLTH stock options that have been granted to certain of our employees. Expense also related to shares issued to our non-employee directors. Non-cash stock-based compensation expense is reflected in the same expense captions as the related salary costs of the respective employees.

The following table is a summary of our non-cash expenses included in the respective statements of operations captions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Advertising expense:
Sales and marketing	$178	$169	$1,736	$2,489

Stock-based compensation expense:
Cost of operations	$1,005	$1,597	$2,950	$4,159
Sales and marketing	1,222	1,252	3,624	3,889
General and administrative	1,348	2,838	4,201	7,544

Total stock-based compensation expense	$3,575	$5,687	$10,775	$15,592

Three and Nine Months Ended September 30, 2008 and 2007

The following discussion is a comparison of our results of operations on a consolidated basis for the three and nine months ended September 30, 2008 and 2007.

Revenue

Our total revenue increased 16.6% and 15.3% to $100,387 and $271,245 in the three and nine months ended September 30, 2008, respectively, from $86,098 and $235,312 during the same periods last year. These increases were primarily due to higher advertising and sponsorship revenue from our public portals, as described more fully below under “— Results of Operations by Operating Segment — Online Services.” Online Services accounted for $14,999 and $36,690 of the revenue increases for the three and nine months ended September 30, 2008, respectively, partially offset by decreases of $710 and $757 for the three and nine months ended September 31, 2008, respectively, within Publishing and Other Services.

Costs and Expenses

Cost of Operations.  Cost of operations increased to $35,322 and $99,655 in the three and nine months ended September 30, 2008, respectively, from $30,021 and $87,636 during the same periods last year. As a percentage of revenue, cost of operations were 35.2% and 36.7% in the three and nine months ended

September 30, 2008, respectively, compared to 34.9% and 37.2% in the same periods last year. Included in cost of operations in 2008 were non-cash expenses related to stock-based compensation of $1,005 and $2,950 during the three and nine months ended September 30, 2008, respectively, compared to $1,597 and $4,159 during the same periods last year. The decreases in non-cash expenses during the three and nine month periods compared to the same periods last year were primarily related to graded vesting methodology used in determining stock-based compensation expense relating to the Company’s stock options and restricted stock awards granted at the time of the initial public offering. Cost of operations excluding non-cash expense was $34,317 and $96,705 in the three and nine months ended September 30, 2008, respectively, or 34.2% and 35.7% of revenue, compared to $28,424 and $83,477, or 33.0% and 35.5% of revenue during the same periods last year. The increases in absolute dollars, as well as the increases as a percentage of revenue were primarily attributable to increases in compensation-related costs due to higher staffing levels relating to our Web site operations and development.

Sales and Marketing.  Sales and marketing expense increased to $26,441 and $77,731 in the three and nine months ended September 30, 2008, respectively, from $22,459 and $67,258 in the same periods last year. As a percentage of revenue, sales and marketing expense was 26.3% and 28.7% for the three and nine months ended September 30, 2008, respectively, compared to 26.1% and 28.6% during the same periods last year. Included in sales and marketing expense were non-cash expenses related to advertising of $178 and $1,736 in the three and nine months ended September 30, 2008, compared to $169 and $2,489 in the three and nine months ended September 30, 2007. Non-cash advertising expense decreased during the nine months ended September 30, 2008 compared to 2007 due to lower utilization of our prepaid advertising inventory. Also included in sales and marketing expense were non-cash expenses related to stock-based compensation of $1,222 and $3,624 in the three and nine months ended September 30, 2008, respectively, compared to $1,252 and $3,889 in the same periods last year. The decreases in non-cash stock-based compensation expense were primarily related to graded vesting methodology used in determining stock-based compensation expense relating to the Company’s stock options and restricted stock awards granted at the time of the initial public offering. Sales and marketing expense, excluding non-cash expenses, was $25,041 and $72,371 or 24.9% and 26.7% of revenue in the three and nine months ended September 30, 2008, respectively, compared to $21,038 and $60,880 or 24.4% and 25.9% of revenue in the same periods last year. The increases in absolute dollars, as well as the increases as a percentage of revenue, were primarily attributable to increases of approximately $2,800 and $8,200 in the three and nine months ended September 30, 2008, respectively, in compensation-related costs due to increased staffing and sales commissions related to higher revenue.

General and Administrative.  General and administrative expense decreased to $15,209 and $43,598 in the three and nine months ended September 30, 2008, respectively, from $15,388 and $46,874 in the same periods last year. As a percentage of revenue, general and administrative expense was 15.2% and 16.1% for the three and nine months ended September 30, 2008, respectively, compared to 17.9% and 19.9% during the same periods last year. Included in general and administrative expense during the three and nine months ended September 30, 2008 was non-cash stock-based compensation expense of $1,348 and $4,201, respectively, compared to $2,838 and $7,544 in the same periods last year. The decreases in non-cash stock-based compensation expense were primarily due to graded vesting methodology used in determining stock-based compensation expense relating to the Company’s stock options and restricted stock awards granted at the time of the initial public offering. General and administrative expense, excluding non-cash expenses, was $13,861 and $39,397 or 13.8% and 14.5% of revenue in the three and nine months ended September 30, 2008, respectively, compared to $12,550 and $39,330 or 14.6% and 16.7% of revenue in the same periods last year. The increase in absolute dollars for the three months ended September 30, 2008 was primarily attributable to an increase of $1,000 in compensation-related costs due to increased staffing.

Impairment of Auction Rate Securities.  Impairment of auction rate securities represents a charge of $27,406 related to an other-than temporary reduction of the fair value of the Company’s auction rate securities during the nine months ended September 30, 2008. For additional information, see “— Introduction — Other Significant Developments and Trends — Impairment of Auction Rate Securities; Non-Recourse Credit Facility” above.

Depreciation and Amortization.  Depreciation and amortization expense increased to $7,133 and $21,106 in the three and nine months ended September 30, 2008, respectively, from $7,085 and $20,017 in the same periods last year. The increases over the prior year periods were due to increases of approximately $1,000 and $3,500 during the three and nine months ended September 30, 2008, respectively, in depreciation expense resulting from capital expenditures made in 2007 and 2008, which was partially offset by a decrease in amortization expense of approximately $1,000 and $2,400 during the three and nine months ended September 30, 2008, respectively, resulting from certain intangible assets becoming fully amortized.

Interest Income.  Interest income decreased to $2,616 and $8,419 in the three and nine months ended September 30, 2008, respectively, from $3,486 and $8,522 in the same periods last year. The decreases in the three and nine month periods resulted from a decrease in the average interest rate of the Company’s investments.

Income Tax Provision.  The income tax provision of $8,132 and $16,385 for the three and nine months ended September 30, 2008, respectively, and income tax provision of $3,129 and $4,671 for the three and nine months ended September 30, 2007, respectively, represent tax expense related to federal, state and other jurisdictions. As a result of the reversal of a portion of our valuation allowance during the three months ended December 31, 2007, the income tax provision for the nine months ended September 30, 2008 reflects a normal tax rate provision based on the statutory rates, and accordingly, includes a non-cash provision. The increase in the effective tax rate from the nine months ended September 30, 2007 is a result of this non-cash provision. The income tax provision for the nine months ended September 30, 2008 excludes a benefit for the impairment of ARS, as it is currently not deductible for tax purposes.

(Loss) Income from Discontinued Operations, Net of Tax.  (Loss) income from discontinued operations, net of tax, represents the ACS/ACP Business net operating (loss) income of ($10) and $210 for the three and nine months ended September 30, 2007, respectively, in connection with the completed sale of the ACS/ACP Business.

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

The following table presents the results of our operations for each of our operating segments and a reconciliation to income (loss) from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue
Online Services:
Advertising and sponsorship	$72,046	$59,087	$190,494	$158,944
Licensing	22,139	20,001	65,928	59,915
Content syndication and other	392	490	1,154	2,027

Total Online Services	94,577	79,578	257,576	220,886
Publishing and Other Services	5,810	6,520	13,669	14,426

	$100,387	$86,098	$271,245	$235,312

Earnings before interest, taxes, depreciation, amortization and other non-cash items
Online Services	$25,956	$21,948	$61,287	$48,982
Publishing and Other Services	1,212	2,138	1,485	2,643

	27,168	24,086	62,772	51,625
Interest, taxes, depreciation, amortization and other non-cash items
Interest income	2,616	3,486	8,419	8,522
Depreciation and amortization	(7,133)	(7,085)	(21,106)	(20,017)
Non-cash advertising	(178)	(169)	(1,736)	(2,489)
Non-cash stock-based compensation	(3,575)	(5,687)	(10,775)	(15,592)
Impairment of auction rate securities	—	—	(27,406)	—
Income tax provision	(8,132)	(3,129)	(16,385)	(4,671)

Income (loss) from continuing operations	10,766	11,502	(6,217)	17,378
(Loss) income from discontinued operations, net of tax	—	(10)	—	210

Net income (loss)	$10,766	$11,492	$(6,217)	$17,588

The following discussion is a comparison of the results of operations for our two operating segments for the three and nine months ended September 30, 2008 and 2007.

Online Services.  Revenues were $94,577, and $257,576 for the three and nine months ended September 30, 2008, respectively, an increase of $14,999 and $36,690 or 18.8% and 16.6% from the same periods last year. Advertising and sponsorship revenue increased $12,959 or 21.9% and $31,550 or 19.8% for the three and nine months ended September 30, 2008, respectively, compared to the same periods last year. The increases in advertising and sponsorship revenue were attributable to an increase in the number of unique sponsored programs on our sites, including both brand sponsorship and educational programs. The number of such programs grew to approximately 800 compared to approximately 500 last year. In general, pricing remained relatively stable for our advertising and sponsorship programs and was not a significant source of the revenue increase. Licensing revenue increased $2,138 or 10.7% and $6,013 or 10.0% for the three and nine months ended September 30, 2008, respectively, compared to the same periods last year. These increases were due to an increase in the number of companies using our private portal platform to 129 from 112 last year. In general, pricing remained relatively stable for our private portal licenses and was not a significant source of the revenue increase. We also have approximately 140 additional customers who purchase stand-alone decision-support services from us. Content syndication and other revenue decreased to $392 and $1,154 during the three and nine months ended

September 30, 2008, respectively, from $490 and $2,027 during the same periods last year, primarily as a result of the completion of certain contracts and our decision not to seek new content syndication business.

Our Online Services earnings before interest, taxes, depreciation, amortization and other non-cash items was $25,956 and $61,287 for the three and nine months ended September 30, 2008, respectively, or 27.4% and 23.8% of revenue, respectively, compared to $21,948 and $48,982 or 27.6% and 22.2% of revenue in the same periods last year. The increase as a percentage of revenue in the nine months ended September 30, 2008 was due to higher revenue from the increase in the number of brands and sponsored programs in our public portals as well as the increase in companies using our private online portal without incurring a proportionate increase in overall expenses.

Publishing and Other Services.  Revenues were $5,810 and $13,669 during the three and nine months ended September 30, 2008, respectively, compared to $6,520 and $14,426 in the same periods last year. The decrease in the three month period ended September 30, 2008 was primarily attributable to $698 of lower advertising in The Little Blue Book. The decrease in the nine month period ended September 30, 2008 was attributable to $1,503 of lower advertising in The Little Blue Book, partially offset by $746 of higher advertising in WebMD the Magazine. In general, pricing remained relatively stable for advertising in both The Little Blue Book and WebMD the Magazine and was not a significant source for changes in revenue.

Our Publishing and Other Services earnings before interest, taxes, depreciation, amortization and other non-cash items was $1,212 and $1,485 during the three and nine months ended September 30, 2008, compared to $2,138 and $2,643 during the same periods last year. These decreases were primarily attributable to lower advertising as noted above.

Liquidity and Capital Resources

As of September 30, 2008, we had $199,752 of cash and cash equivalents and we owned investments in ARS with a face value of $165,500 and a fair value of $132,848. While liquidity for our ARS investments is currently limited, we recently entered into a non-recourse credit facility with Citigroup that will allow us to borrow up to 75% of the face amount of our ARS holdings. See “— Introduction — Other Significant Developments and Trends — Impairment of Auction Rate Securities” and “— Introduction — Recent or Pending Transactions — Credit Facility” above. Our working capital as of September 30, 2008 was $317,893. Our working capital is affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities during the nine months ended September 30, 2008 was $80,752, as a result of net loss of $6,217, adjusted for non-cash expenses of $76,193, which included depreciation and amortization, non-cash advertising expense, non-cash stock-based compensation expense, deferred and other income taxes and the impairment of auction rate securities. Additionally, changes in working capital provided cash flow of $10,776, primarily due to a decrease in accounts receivable of $7,933, an increase in deferred revenue of $5,339, partially offset by an increase in other assets of $2,652 and a decrease in accrued expenses and other long-term liabilities of $407. Cash provided by operating activities from continuing operations during the nine months ended September 30, 2007 was $72,809, as a result of net income of $17,588, adjusted for income from discontinued operations of $210 and non-cash expenses of $40,073, which included depreciation and amortization, non-cash advertising expense, deferred income taxes and non-cash stock-based compensation expense. Additionally, changes in working capital provided cash flow of $15,358, primarily due to a decrease in accounts receivable of $14,648, an increase in deferred revenue of $3,253, and an increase in amounts due to HLTH of $5,223, partially offset by a decrease in accrued expenses and other long-term liabilities of $7,463.

Cash used in investing activities during the nine months ended September 30, 2008 was $98,521 which related to net purchases of available-for-sale securities of $84,600 and investments in property and equipment of $15,054 primarily to enhance our technology platform, partially offset by cash received from the sale of the ACS/ACP Business of $985. Cash used in investing activities during the nine months ended September 30,

2007 was $103,984 which related to net purchases of available-for-sale securities of $90,410 and investments in property and equipment of $13,574 primarily to enhance our technology platform.

Cash provided by financing activities during the nine months ended September 30, 2008 related to proceeds from the issuance of common stock of $3,453 and a tax benefit related to stock option deductions of $315. Cash provided by financing activities during the nine months ended September 30, 2007 principally related to net cash transfers with HLTH of $155,119, which included $149,862 received from HLTH related to the utilization of the Company’s net operating losses, a tax benefit related to stock option deductions of $655 and proceeds from the issuance of common stock of $8,490.

Potential future cash commitments include our anticipated 2008 capital expenditure requirements for the full year, which we currently estimate to be up to $25,000. Our anticipated capital expenditures relate to improvements that will be deployed across our public and private portal web sites in order to enable us to service future growth in unique users, page views and private portal customers, as well as to create new sponsorship areas for our customers. In addition, WebMD entered into a definitive agreement to acquire MTS. See “— Introduction — Recent or Pending Transactions — Pending Acquisition of Marketing Technology Solutions Inc.” above. The pending acquisition will result in $50,000 in cash, payable at closing, and payment of up to an additional $25,000 in cash if certain performance thresholds are achieved relating to calendar year 2009.

We believe that our available cash resources and future cash flow from operations will provide sufficient cash resources to meet the commitments described above and to fund our currently anticipated working capital and capital expenditure requirements for up to twenty-four months. Our future liquidity and capital requirements will depend upon numerous factors, including retention of customers at current volume and revenue levels, implementation of new or updated application and service offerings, competing technological and market developments, and potential future acquisitions. In addition, our ability to generate cash flow is subject to numerous factors beyond our control, including general economic, regulatory and other matters affecting us and our customers. We plan to continue to enhance our online services and to continue to invest in acquisitions, strategic relationships, facilities, technological infrastructure and product development. We intend to grow our existing businesses and enter into complementary ones through both internal investments and acquisitions. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. We cannot assure you that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders. Future indebtedness may impose various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

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

Failure to maintain and enhance the “WebMD” brand could have a material adverse effect on our business

We believe that the “WebMD” brand identity that we have developed has contributed to the success of our business and has helped us achieve recognition as a trusted source of health and wellness information. We also believe that maintaining and enhancing that brand is important to expanding the user base for our public portals, to our relationships with sponsors and advertisers and to our ability to gain additional employer and healthcare payer clients for our private portals. We have expended considerable resources on establishing and enhancing the “WebMD” brand and our other brands, and we have developed policies and procedures designed to preserve and enhance our brands, including editorial procedures designed to provide quality control of the information we publish. We expect to continue to devote resources and efforts to maintain and enhance our brands. However, we may not be able to successfully maintain or enhance awareness of our brands, and events outside of our control may have a negative effect on our brands. If we are unable to maintain or enhance awareness of our brand, and do so in a cost-effective manner, our business could be adversely affected.

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

Lengthy sales and implementation cycles for our private online portals make it difficult to forecast our revenues from these applications and may have an adverse impact on our business

The period from our initial contact with a potential client for a private online portal and the first purchase of our solution by the client is difficult to predict. In the past, this period has generally ranged from six to twelve months, but in some cases has been longer. Potential sales may be subject to delays or cancellations due to a client’s internal procedures for approving large expenditures and other factors beyond our control, including the effect of general economic conditions on the willingness of potential clients to commit to licensing our private portals. The time it takes to implement a private online portal is also difficult to predict and has lasted as long as six months from contract execution to the commencement of live operation. Implementation may be subject to delays based on the availability of the internal resources of the client that are needed and other factors outside of our control. As a result, we have limited ability to forecast the timing of revenue from new clients. This, in turn, makes it more difficult to predict our financial performance from quarter to quarter.

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

Risks Related to the Legal and Regulatory Environment in Which We Operate

Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies

The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Existing and new laws and regulations affecting the healthcare industry could create unexpected liabilities for us, could cause us to incur additional costs and could restrict our operations. Many healthcare laws are complex, and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services that we provide. However, these laws and regulations may nonetheless be applied to our products and services. Our failure to accurately anticipate the application of these laws and regulations, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our businesses. Some of the risks we face from healthcare regulation are as follows:

•	Regulation of Drug and Medical Device Advertising and Promotion. The WebMD Health Network provides services involving advertising and promotion of prescription and over-the-counter drugs and medical devices. If the Food and Drug Administration (FDA) or the Federal Trade Commission (FTC) finds that any information on The WebMD Health Network or in WebMD the Magazine violates FDA or FTC regulations, they may take regulatory or judicial action against us and/or the advertiser or sponsor of that information. State attorneys general may also take similar action based on their state’s consumer protection statutes. Any increase or change in regulation of drug or medical device advertising and promotion could make it more difficult for us to contract for sponsorships and advertising. Members of Congress, physician groups and others have criticized the FDA’s current policies, and have called for restrictions on advertising of prescription drugs to consumers and increased FDA enforcement. We cannot predict what actions the FDA or industry participants may take in response to these criticisms. It is also possible that new laws would be enacted that impose restrictions on such advertising. Our advertising and sponsorship revenue could be materially reduced by additional restrictions on the advertising of prescription drugs and medical devices to consumers, whether imposed by law or regulation or required under policies adopted by industry members.

•	Anti-kickback Laws. There are federal and state laws that govern patient referrals, physician financial relationships and inducements to healthcare providers and patients. The federal healthcare programs’ anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. These laws are applicable to manufacturers and distributors and, therefore, may restrict how we and some of our customers market products to healthcare providers, including e-details. Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate some portions of our business and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our practices could result in adverse publicity and be costly for us to respond to.

•	Medical Professional Regulation. The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine. If a state determines that some portion of our business violates these laws, it may seek to have us discontinue those portions or subject us to penalties or licensure requirements. Any determination that we are a healthcare provider and have acted improperly as a healthcare provider may result in liability to us.

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

Failure to maintain our CME accreditation could adversely affect Medscape’s ability to provide online CME offerings

Medscape’s continuing medical education (or CME) activities are planned and implemented in accordance with the current Essential Areas and Policies of the Accreditation Council for Continuing Medical Education, or ACCME, which oversees providers of CME credit, and other applicable accreditation standards. In 2007, ACCME revised its standards for commercial support of CME. The revised standards are intended to ensure, among other things, that CME activities of ACCME-accredited providers, such as Medscape, are independent of “commercial interests,” which are now defined as entities that produce, market, re-sell or distribute healthcare goods and services, excluding certain organizations. “Commercial interests,” and entities owned or controlled by “commercial interests,” are ineligible for accreditation by the ACCME. The revised standards also provide that accredited CME providers may not place their CME content on Web sites owned or controlled by a “commercial interest.” In addition, accredited CME providers may no longer ask “commercial interests” for speaker or topic suggestions, and are also prohibited from asking “commercial interests” to review CME content prior to delivery.

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

The ACCME sought comments on the above, and the comment period ended to end on September 12, 2008. The comments submitted to the ACCME indicated significant backing from the medical profession for commercially-supported CME and, accordingly, we believe that it is unlikely that a proposal for complete elimination of such support would be adopted. However, we cannot predict the ultimate outcome of the process, including what other alternatives may be considered by ACCME as a result of comments it has received. The elimination of, or restrictions on, commercial support for CME could adversely affect the volume of sponsored online CME programs implemented through our Web sites.

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

Government regulation and industry initiatives could adversely affect the volume of sponsored online CME programs implemented through our Web sites or require changes to how Medscape offers CME

CME activities may be subject to government regulation by Congress, the FDA, the Department of Health and Human Services, the federal agency responsible for interpreting certain federal laws relating to healthcare, and by state regulatory agencies. Medscape and/or the sponsors of the CME activities that Medscape accredits may be subject to enforcement actions if any of these CME activities are deemed improperly promotional, potentially leading to the termination of sponsorships.

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

Risks Related to the Relationship between WebMD and HLTH

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

HLTH owns 100% of our Class B Common Stock, which represents approximately 83.1% of our outstanding common stock, which includes the impact of shares to be issued pursuant to the purchase agreement of Subimo, LLC. These Class B shares collectively represent approximately 96% of the combined voting power of our outstanding common stock. Given its ownership interest, HLTH is able to control the outcome of all matters submitted to our shareholders for approval, including the election of directors. Accordingly, either in its capacity as a stockholder or through its control of our Board of Directors, HLTH is able to control all key decisions regarding our company, including mergers or other business combinations and acquisitions, dispositions of assets, future issuances of our common stock or other securities, the incurrence of debt by us, the payment of dividends on our common stock (including the frequency and the amount of dividends that would be payable on our common stock, a substantial majority of which HLTH owns) and amendments to our certificate of incorporation and bylaws. Further, as long as HLTH and its subsidiaries (excluding our company and our subsidiaries) continue to beneficially own shares representing at least a majority of the votes entitled to be cast by the holders of our outstanding voting stock, it may take actions required to be taken at a meeting of stockholders without a meeting or a vote and without prior notice to holders of our Class A Common Stock.

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

We are included in HLTH’s consolidated tax return and, as a result, both we and HLTH may use each other’s net operating loss carryforwards

Due to provisions of the U.S. Internal Revenue Code and applicable Treasury regulations relating to the manner and order in which net operating loss carryforwards are utilized when filing consolidated tax returns, a portion of our net operating loss carryforwards may be required to be utilized by HLTH before HLTH would be permitted to utilize its own net operating loss carryforwards. Correspondingly, in some situations, such as where HLTH’s net operating loss carryforwards were generated first, we may be required to utilize a portion of HLTH’s net operating loss carryforwards before we would have to utilize our own net operating loss carryforwards. On October 19, 2008, pursuant to the terms of a termination agreement, HLTH and the Company mutually agreed, in light of recent turmoil in financial markets, to terminate the Agreement and Plan of Merger between HLTH and WebMD. Under the Termination Agreement, HLTH and the Company also agreed to amend the Amended and Restated Tax Sharing Agreement dated as of February 15, 2006 between them (the “Tax Sharing Agreement”) so that, for tax years beginning after December 31, 2007, HLTH will no longer be required to reimburse the Company for use of NOL carryforwards attributable to the Company that may result from certain extraordinary transactions by HLTH. The Tax Sharing Agreement has not, other than with respect to certain extraordinary transactions by HLTH, required either HLTH or the Company to reimburse the other party for any net tax savings realized by the consolidated group as a result of the group’s utilization of the Company’s or HLTH’s NOL carryforwards during the period of consolidation, and that will continue following the amendment.

If certain transactions occur with respect to our capital stock or HLTH’s capital stock, we may be unable to utilize our net operating loss carryforwards and tax credits to reduce our income taxes

As of December 31, 2007, we had net operating loss carryforwards of approximately $272 million for federal income tax purposes and federal tax credits of approximately $2.7 million, which excludes the impact of any unrecognized tax benefits, residing within the WebMD legal entities. These net operating loss carryforwards will be reduced by an aggregate of approximately $120 million as a result of utilization to offset HLTH’s gains on the sale of its ViPS business on July 22, 2008 and the sale of its remaining 48% interest in Emdeon Business Services on February 8, 2008.

If certain transactions occur with respect to our capital stock or HLTH’s capital stock, including issuances, redemptions, recapitalizations, exercises of options, conversions of convertible debt, purchases or sales by 5%-or-greater shareholders and similar transactions, that result in a cumulative change of more than 50% of the ownership of our capital stock, over a three-year period, as determined under rules prescribed by the U.S. Internal Revenue Code and applicable Treasury regulations, an annual limitation would be imposed with respect to our ability to utilize our net operating loss carryforwards and federal tax credits. The tender offer being made by HLTH for its Common Stock that began on October 27, 2008 may result in a cumulative change of more than 50% of the ownership of our capital, as determined under rules prescribed by the U.S. Internal Revenue Code and applicable Treasury regulations. However, we currently are unable to calculate the annual limitation that would be imposed on our ability to utilize our net operating loss carryforwards and federal tax credits if such ownership change were to occur, which would depend on various factors including the level of participation in the tender offer. Because substantially all of our net operating loss carryforwards are reserved for by a valuation allowance, we would not expect an annual limitation on the utilization of our net operating loss carryforwards to significantly reduce our net deferred tax asset, although the timing of our cash flows may be impacted to the extent any such annual limitation deferred the utilization of our net operating loss carryforwards to future tax years.

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

Other Risks Applicable to Our Company and to Ownership of Our Securities

Negative conditions in the market for certain auction rate securities may result in WebMD incurring a loss on such investments

As of September 30, 2008, WebMD had a total of approximately $165.5 million (face value) of investments in certain auction rate securities (ARS). Those ARS had a book value of $132.8 million, net of an impairment charge taken during the quarter ended March 31, 2008. The types of ARS investments that WebMD owns are backed by student loans, 97% of which are guaranteed under the Federal Family Education Loan Program (FFELP), and all had credit ratings of AAA or Aaa when purchased. WebMD does not own any other type of ARS investments.

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

Changes in prevailing interest rates will cause the fair value of certain of our investments to fluctuate, such as our investments in auction rate securities that generally bear interest at rates indexed to LIBOR. As of September 30, 2008, the fair market value of our auction rate securities was $132.8 million. However, the fair values of our cash and money market investments, which approximate $199.8 million at September 30, 2008, are not subject to changes in interest rates.

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

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of September 30, 2008.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in WebMD’s internal control over financial reporting occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

During the three months ended September 30, 2008, 13,997 shares were withheld from WebMD Restricted Stock that vested on September 10, 2008 and on September 26, 2008, in order to satisfy withholding tax requirements related to the vesting of the awards. The value of these shares, which was $457,928 in the aggregate, was determined based on the closing fair market value of our Class A Common Stock on the date of vesting, which was: $27.82 per share on September 10, 2008 and $32.75 per share on September 26, 2008. These were the only repurchases of equity securities made by us during the three months ended September 30, 2008. We do not have a repurchase program.

ITEM 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WebMD Health Corp.

By:	/s/ Mark D. Funston
Mark D. Funston
Executive Vice President and
Chief Financial Officer

Date: November 10, 2008

EXHIBIT INDEX

Exhibit No.		Description

2	.1*	Agreement and Plan of Merger, dated as of September 12, 2008, by and among WebMD Health Corp., Charlotte’s Corporation and Marketing Technology Solutions Inc.
2	.2*	Agreement and Plan of Merger, dated as of February 20, 2008, between HLTH Corporation and the Registrant (incorporated by reference to Exhibit 2.1 to Amendment No. 1, filed on February 25, 2008, to the Current Report on Form 8-K filed by the Registrant on February 21, 2008)
2.3		Amendment No. 1, dated as of May 6, 2008, to Agreement and Plan of Merger, dated as of February 20, 2008, between HLTH Corporation and WebMD Health Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on May 7, 2008)
2.4		Amendment No. 2, dated as of September 12, 2008, to Agreement and Plan of Merger, dated as of February 20, 2008, between HLTH Corporation and WebMD Health Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on September 15, 2008)
2.5		Termination Agreement, dated as of October 19, 2008, between HLTH Corporation and WebMD Health Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on October 20, 2008)
3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form 8-A filed by the Registrant on September 29, 2005 (the “Form 8-A”))
3.2		By-laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on December 17, 2007)
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1		Section 1350 Certification of Chief Executive Officer of Registrant
32.2		Section 1350 Certification of Chief Financial Officer of Registrant

*	Certain of the exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

E-1