Form 10-K
period 2008-12-31
WebMD Health Corp.
filed 2009-02-27
CIK 1326583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant was approximately $239,409,000 (based on the closing price of the Class A Common Stock of $27.90 per share on that date, as reported on the Nasdaq Global Select Market and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates).

As of February 20, 2009, there were 10,148,205 shares of Class A Common Stock outstanding (including unvested shares of restricted Class A Common Stock) and 48,100,000 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s definitive proxy statement to be filed with the Commission relating to the registrant’s 2009 Annual Meeting of Stockholders is incorporated by reference into Part III.

WebMD®, Medscape®, CME Circle®, Medpulse®, eMedicine®, MedicineNet®, theheart.org®, RxList®, The Little Blue Booktm, Select Quality Care®, Summex®, Medsite® and WebMD Health and Benefits Managersm are among the trademarks of WebMD Health Corp. or its subsidiaries.

i

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. The following important risks and uncertainties could affect our future results, causing those results to differ materially from those expressed in our forward-looking statements:

•	the failure to achieve sufficient levels of usage of our public portals;

•	failure to achieve sufficient levels of usage and market acceptance of new or updated products and services;

•	difficulties in forming and maintaining relationships with customers and strategic partners;

•	the inability to successfully deploy new or updated applications or services;

•	the anticipated benefits from acquisitions not being fully realized or not being realized within the expected time frames;

•	the inability to attract and retain qualified personnel;

•	adverse economic conditions and disruptions in the capital markets;

•	general business or regulatory conditions affecting the healthcare, information technology and Internet industries being less favorable than expected; and

•	the Risk Factors described in Item 1A of this Annual Report.

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

ii

DEFINITIONS OF CERTAIN MEASURES

In this Annual Report, we provide information regarding usage of The WebMD Health Network that we have determined using internal technology that identifies and monitors usage by individual computers. As used in this Annual Report:

•	A “unique user” or “unique visitor” during any calendar month is an individual computer that accesses a Web site in The WebMD Health Network during the course of such calendar month, as determined by our tracking technology. Accordingly, with respect to such calendar month, once an individual computer accesses that Web site in The WebMD Health Network, that computer will generally be included in the total number of unique users or visitors for that month. Similarly, with respect to any calendar month, a computer accessing a specific Web site in The WebMD Health Network may only be counted once as a single unique user or visitor regardless of the number of times such computer accesses that Web site or the number of individuals who may use such computer. However, if that computer accesses more than one site within The WebMD Health Network during a calendar month, it will be counted once for each such site. A computer that does not access any of the Web sites in The WebMD Health Network during a particular calendar month is not included in the total number of unique users or visitors for that calendar month, even if such computer has, in the past, accessed one or more of these Web sites. In addition, if a computer blocks our tracking technology, it will be counted as a unique user or visitor in a particular month each time it visits one of our Web sites.

•	A “page view” is a Web page that is sent to the browser of a computer upon a request made by such computer and received by a server in The WebMD Health Network. The number of “page views” in The WebMD Health Network is not limited by its number of unique users or visitors. Accordingly, each unique user or visitor may generate multiple page views.

•	With respect to any given time period, “aggregate page views” are the total number of “page views” during such time period on all of the Web sites in The WebMD Health Network.

Third party services that measure usage of Internet sites may provide different usage statistics than those reported by our internal tracking technology. These differences may occur as a result of differences in methodologies applied and differences in measurement periods. For example, third party services typically apply their own proprietary methods of calculating usage, which may include surveying users and estimating site usage based on surveys, rather than based upon tracking such usage.

Our private portals are licensed to employers and health plans for use by their employees and members. These private portals are not part of The WebMD Health Network, do not involve advertising or sponsorship by third parties, and their users and page views are not included in measurements of The WebMD Health Network’s traffic volume.

iii

PART I

Item 1.	Business

INTRODUCTION

General Information

WebMD Health Corp. is a Delaware corporation that was incorporated on May 3, 2005 under the name WebMD Health Holdings, Inc. Our principal executive offices are located at 111 Eighth Avenue, New York, New York 10011 and our telephone number is (212) 624-3700.

Our Class A Common Stock, which has one vote per share, began trading on the Nasdaq National Market under the symbol “WBMD” on September 29, 2005 and now trades on a successor market, the Nasdaq Global Select Market. For additional information regarding our initial public offering, see Note 1 to the Consolidated Financial Statements included in this Annual Report. As of the date of this Annual Report, HLTH Corporation owns all 48,100,000 shares of our Class B Common Stock, which has five votes per share. As of the date of this Annual Report, the Class B Common Stock owned by HLTH represents approximately 83.5% of our outstanding Common Stock and, since our Class B Common Stock has five votes per share and our Class A Common Stock has one vote per share, represents approximately 96.0% of the combined voting power of our outstanding Common Stock.

Overview of Our Businesses

We are a leading provider of health information services to consumers, physicians and other healthcare professionals, employers and health plans through our public and private online portals and health-focused publications. The online healthcare information, decision-support applications and communications services that we provide:

•	enable consumers to obtain detailed information on a particular disease or condition, to locate physicians, to store individual healthcare information, to assess their personal health status, to receive periodic e-newsletters and alerts on topics of individual interest, and to participate in online communities with peers and experts;

•	enable physicians and healthcare professionals to access clinical reference sources, to stay abreast of the latest clinical information, to learn about new treatment options, to earn continuing medical education (or CME) and continuing education (or CE) credit and to communicate with peers; and

•	enable employers and health plans to provide their employees and plan members with personalized health and benefit information and decision-support technology that helps them make more informed benefit, provider and treatment choices.

The WebMD Health Network includes www.WebMD.com (which we sometimes refer to as WebMD Health), our primary public portal for consumers, and www.Medscape.com (which we sometimes refer to as Medscape from WebMD), our primary public portal for physicians and other healthcare professionals, as well as other sites through which we provide our branded health and wellness content, tools and services. The WebMD Health Network does not include our private portals for employers and health plans, which are described below. In 2008, The WebMD Health Network had an average of approximately 51 million unique users per month and generated approximately 4.7 billion aggregate page views and WebMD-owned sites accounted for approximately 96% of the unique users and approximately 98% of the page views.

WebMD Health and our other consumer portals help consumers take an active role in managing their health by providing objective healthcare and lifestyle information. Our content offerings for consumers include access to health and wellness news articles and features, and decision-support services that help them make better informed decisions about treatment options, health risks and healthcare providers. Medscape from WebMD and our other portals for healthcare professionals help them improve their clinical knowledge and practice of medicine. The original content of our professional sites, including daily medical news, commentary, conference coverage, expert columns and CME activities, are written by authors from widely respected clinical and academic institutions and edited and managed by our in-house editorial staff.

Our public portals generate revenue primarily through the sale of advertising and sponsorship products, as well as CME services that are described below. We do not charge user fees for access to our public portals. We develop sponsored programs that target specific groups of health-involved consumers, clinically-active physicians and other healthcare professionals and place these programs on the most relevant areas of The WebMD Health Network so that our advertisers and sponsors are able to reach, educate and inform these target audiences. Our advertisers and sponsors consist primarily of pharmaceutical, biotechnology and medical device companies and consumer products companies whose products relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention.

Our private portal applications enable employees and health plan members to make more informed benefit, treatment and provider decisions. We provide a secure, personalized user experience by integrating individual user data (including personal health information), plan-specific data from our employer or health plan clients and much of the content, decision-support technology and personal communication services that we make available through our public portals. These applications are typically accessed through a client’s Web site or intranet and provide secure access for employees and plan members. We also provide personalized telephonic health coaching. We market our private portal products through both our direct sales force and through selected distributors. We generate revenue from our private portals primarily through the licensing of our products to employers and health plans, either directly or through our distributors. Our private portals do not display or generate revenue from advertising or sponsorship.

Our public portals and our private portals constitute our Online Services segment. In addition to our online presence, we have a Publishing and Other Services segment that provides complementary offline health publications. Our offline publications also increase awareness of our brand among consumers, physicians and other healthcare professionals. These publications include WebMD the Magazine, a consumer publication that we distribute free of charge to physician office waiting rooms and The WebMD Little Blue Book, a physician directory. For additional information regarding the results of operations of each of our segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations by Operating Segment” in Item 7 below and Note 8 to the Consolidated Financial Statements included in this Annual Report.

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

ONLINE SERVICES

Our Public Portals: The WebMD Health Network

Overview

Our content and services have made our public portals the leading online health information destinations for consumers, physicians and other healthcare professionals. In 2008, The WebMD Health Network had an average of approximately 51 million unique users per month and generated approximately 4.7 billion aggregate page views.

Owned Web Sites.  During 2008, WebMD-owned sites accounted for approximately 96% of The WebMD Health Network’s unique users and approximately 98% of its page views. The following provides a brief description of the WebMD-owned public portals in The WebMD Health Network:

Consumer Portal Site	Description

www.webmd.com	WebMD Health, our flagship consumer portal.
www.medicinenet.com	A health information site for consumers offering content that is written and edited by practicing physicians, including an online medical dictionary with thousands of medical terms.
www.rxlist.com	An online drug directory with over 2,000 drug monographs, which are comprehensive descriptions of pharmaceutical products (including chemical name, brand names, molecular structure, clinical pharmacology, directions and dosage, side effects, drug interactions and precautions).
www.emedicinehealth.com	A health information site for consumers offering articles written and edited by physicians for consumers, including first aid and emergency information that is also accessible at firstaid.webmd.com.

Professional Portal Site
www.medscape.com	Medscape from WebMD, our flagship Web site for physicians and other healthcare professionals.
www.medscapecme.com	The Web site through which Medscape, LLC distributes online CME and CE to physicians and other healthcare professionals.
emedicine.medscape.com	A site for physicians and other healthcare professionals containing articles on over 6,500 diseases and disorders.
www.theheart.org	One of the leading cardiology Web sites, known for its depth and breadth of content in this area.

Other Sites.  The WebMD Health Network also includes certain third party Web sites that WebMD supports. Those third party sites accounted for approximately 2% of the total page views on The WebMD Health Network during 2008. WebMD sells the advertising and program content on the areas of the third party Web sites that WebMD supports.

Consumer Portals

Introduction.  Healthcare consumers increasingly seek to educate themselves online about their healthcare related issues, motivated in part by the continued availability of new treatment options and in part by the larger share of healthcare costs they are being asked to bear due to changes in the benefit designs being offered by health plans and employers. The Internet has fundamentally changed the way consumers obtain information, enabling them to have immediate access to searchable information and dynamic interactive content. The Internet is consumers’ fastest growing health information resource, according to a national study released in August 2008 by the Center for Studying Health System Change. Researchers found that 32 percent of American consumers (approximately 70 million adults) conducted online health searches in 2007, compared with 16 percent in 2001. More than half of those surveyed said the information that they obtained from the Internet had changed their overall approach to maintaining their health, and four in five of those surveyed said the information helped them better understand how to treat an illness or condition.

Overview of Content and Service Offerings.  Our goal is to provide consumers with an objective and trusted source of information that helps them play an active role in managing their health. WebMD Health and the other consumer portals in The WebMD Health Network provide our users with information, tools and applications in a variety of content formats. These content offerings include access to news articles and features, special reports, interactive guides, originally produced videos, self-assessment questionnaires, expert led Q&As and encyclopedic references. Our approximately 90-person in-house staff, which includes professional writers, editors, designers and board-certified physicians, creates content for The WebMD Health Network. Our in-house staff is supplemented by medical advisors and authors from widely respected academic and clinical institutions. The news stories and other original content and reporting presented in The WebMD Health Network are based on our editors’ selections of the most important and relevant public health events occurring on any given day, obtained from an array of credible sources, including peer-reviewed medical journals, medical conferences, federal or state government actions and materials derived from interviews with medical experts. We offer searchable access to the full content of our Web sites, including licensed content and reference-based content.

We regularly make changes to the design of WebMD Health and our other consumer portals in order to increase visitor engagement with our content and to make it easier for users to navigate within our sites and find information. We test potential changes in design before they are made in order to determine if such changes are likely to result in, among other things, increased numbers of page views, video streams, slide show views or searches in a visitor session and increased repeat visits by our users.

Key Features of WebMD Health.  WebMD Health includes the following key features:

Feature	Description

WebMD News Center	Daily health news articles that are written by health journalists and reviewed by our professional staff. Content focuses on “news you can use” and the article topics reflect national news stories of interest in the popular media that day with original perspective from health and medical experts.
WebMD Editorial Features	Comprehensive content focusing on major health issues that are in the news or otherwise contemporary, with emphasis on health trends and national health issues.
WebMD Daily	Originally produced multi-media content served on our custom video player. WebMD Daily delivers a three to five minute health-related video of real patient stories and expert interviews, among other things, and includes narration, graphics and links to additional content on a given health topic. Sponsors are able to stream commercials and promotional messages within the video feature itself and within the surrounding viewing area.

Feature	Description

WebMD Health Centers	WebMD Health Centers are centralized locations for content and services for both WebMD Health editorial offerings and sponsor offerings focusing on topics related to health, wellness and lifestyle. Each Health Center features newly organized and medically reviewed information and enables the user to easily locate the top articles, news, community features and health assessments for each topic. We also provide users an alphabetical listing of all Health Centers and other collections of articles, organized by specific health conditions and concerns, known as Health A-Z.
WebMD Health Guides	Anchored within each Health Center, WebMD Health Guides are designed to guide users through the most current symptom, diagnosis, treatment and care information related to a particular health topic. These unique guides were created by our editorial staff of professional health writers in collaboration with our proprietary physician network.
WebMD Videos A-Z	Included in the Health Centers are broadcast-quality health videos featuring real stories and expert interviews.
General Medical Information	Our medical library allows consumers to research current information, some of which we license from third parties, relating to diseases and common health conditions by providing searchable access and easy-to-read content, including:
— self-care articles
— drug and supplement references from leading publications, including First Data Bank®
— clinical trials and research study information
— a patient’s guide to medical tests
— interactive, illustrated presentations that visually explain common health conditions and diseases
— a medical dictionary
— doctors’ views on important health topics.

Decision-Support Services and Other Online Tools.  Our decision-support services and other online tools help consumers make better-informed decisions about treatment options, health risks and healthcare providers, and assist consumers in their management and monitoring, on an ongoing basis, of personal health goals, specific conditions and treatment regimens.

Feature	Description

WebMD HealthCheck	Clinical, algorithm-based self assessments for major conditions yielding a personalized risk score based upon the user’s individual characteristics (e.g., gender, age, behavioral risks, heredity), along with customized recommendations for further education, potential treatment alternatives and a summary report to share with the user’s physician.

Feature	Description

Symptom Checker	An interactive graphic interface with advanced clinical decision-support rules that allow users to pinpoint potential conditions associated with their physical symptoms, gender and age. The Symptom Checker was created by an experienced group of physicians trained in the development of clinical decision support applications.
Healthy Eating and Diet	An educational channel focusing on diet, food, and fitness, designed to help users attain their goals in personal health, fitness and weight management. The channel includes expert interviews, diet assessment, a personal planner, a food database for nutritional information, as well as calculators, portion help, and a member area for discussion boards, blogs and user support.
First Aid & Emergencies	Directs users to educational and treatment information that may be useful in the event of certain medical emergencies. Also included in this resource is a First Aid A-Z glossary of terms.
Tests & Tools	Provides access to interactive calculators and quizzes to assess or demonstrate health topics, including a target heart rate calculator, body mass index calculator, pregnancy calculator and ovulation calendar.
Slideshows	Our slideshows are designed to educate users on specific conditions and other health topics in an engaging, visually rich format.
Drugs & Treatments	Users can search for information about prescription and over-the-counter medications by brand or generic name, or by condition. We also recently launched Drug Insights, a community product that allows consumers to anonymously review and share their personal experiences with individual prescription products.
WebMD Physician Finder	Enables users to find and make an appointment with a physician based on the physician or practice name, specialty, zip code and distance.
Managing Healthcare & Benefits	Offerings that educate users on issues surrounding choosing and using health plans and managing their healthcare from a financial and quality perspective. Other coverage topics, such as Medicare, are addressed and resources and tools are available to users.
WebMD Health Manager	A free online service featuring a personal health record (a secure application that assists consumers in gathering, storing, and sharing essential health data in one centralized location), secure message center, personal health risk assessments for overall health, condition-specific trackers, medication summaries, health calendar with reminders and alerts, printable health emergency card, family member health record keeping, weight loss, fitness and smoking cessation programs, and fully personalized e-newsletter.

Mobile Applications.  WebMD has launched iPhone mobile versions of WebMD’s Symptom Checker, Pill Identifier and First Aid applications. These WebMD applications are among the most downloaded health applications in the iTunes Store.

Membership; Online Communities.  We also provide interactive communication services to our registered members. For example, members can opt-in to receive e-newsletters on health-related topics or specific conditions and to access topic-specific events and online communities. Our online communities allow our members to participate in real-time discussions in chat rooms or on message boards, where they can share experiences and exchange information with other members who share common health conditions or concerns.

Feature	Description

Community Centers	Community Centers are designed to allow members to share their experiences and exchange information with other members with similar health conditions or concerns. Community Centers may include blogs, moderated message boards and posted member columns.
e-Newsletters	Our selection of e-Newsletters allows consumers to choose to receive regular updates on topics targeted to their particular health concerns and on general health-related subjects based on their interests.
Expert Blogs	Expert healthcare professionals and non-healthcare professional members alike chronicle their experiences with one another in these online “journals.”
“Ask an Expert”	Health and wellness forums within which users can post their health questions and receive support and information from health experts, moderators and other members.

There are no membership fees and no general usage charges for our consumer portals. However, we offer one paid subscription service for consumers: The WebMD Weight Loss Clinic, which provides weight loss programs customized for individual users.

Professional Portals

Introduction.  The Internet has become a primary source of information for physicians and other healthcare professionals, and is growing relative to other sources, such as conferences, meetings and offline journals. We believe that our professional portals, which include Medscape from WebMD, MedscapeCME, theheart.org, and eMedicine, reach more physicians than any other network of Web sites for healthcare professionals. We believe that we are well positioned to increase usage by existing and new members because we offer physicians and other healthcare professionals a broad range of current clinical information and resources. We expect that Medscape from WebMD, MedscapeCME and our other professional portals will continue to benefit from the general trend towards increased reliance on, and usage of, the Internet by physicians and other healthcare professionals.

There are no membership fees and no general usage charges for our professional portals. However, users must register to access the content and features of our professional portals. We generate revenue from our professional portals by selling advertising and sponsorship programs primarily to companies that wish to target physicians and other healthcare professionals, and also through educational grants.

Medscape from WebMD.  Medscape from WebMD (www.medscape.com) enables physicians and other healthcare professionals to stay abreast of the latest clinical information through access to resources that include:

•	timely medical news relating to a variety of specialty areas and coverage of professional meetings and conferences;

•	full-text medical journal articles and drug and medical literature databases; and

•	video and written commentary from leading medical experts.

Medscape from WebMD’s original content includes daily medical news, commentary, conference coverage, and expert columns written by our in-house news team and authors from widely respected academic and clinical institutions and edited and managed by our in-house editorial staff. We regularly produce in-depth interviews with medical experts and newsmakers, and provide alerts on critical clinical issues, including pharmaceutical recalls and product advisories. Medscape from WebMD also provides access to wire service stories and other news-related content. Medscape from WebMD develops the majority of its content internally and supplements that with third party content in areas such as drug information and full-text journal articles.

Medscape from WebMD is organized by physician specialty and profession, and also includes areas for nurses, pharmacists, medical students, and members interested in medical policy and business of medicine topics. Registration by users enables us to deliver targeted medical content based on such users’ registration profiles. The registration process also enables professional members to choose a home page tailored to their medical specialty or interest. Medscape from WebMD offers more than 30 specialty areas for its members. Medscape from WebMD members receive MedPulse®, a weekly e-mail newsletter, which is published in more than 30 specialty-specific editions and highlights new information on the Medscape from WebMD site.

eMedicine Online Medical Reference.  eMedicine (emedicine.medscape.com) publishes online medical reference information for physicians and other healthcare professionals. Thousands of attributed physician authors and editors contribute to the eMedicine Clinical Knowledge Base, which contains peer-reviewed articles on over 6,500 diseases and disorders, many of which are illustrated with multimedia files. The evidence-based eMedicine content, updated regularly by the physician authors and editors, provides practice information covering most medical specialties.

theheart.org Cardiology Site.  theheart.org (www.theheart.org) is one of the leading cardiology Web sites, known for its depth and breadth of content in this area.

Continuing Medical Education (CME).  MedscapeCME (www.medscapecme.com) is the Web site through which our ACCME-accredited CME provider, Medscape, LLC, distributes online CME and CE to physicians and other healthcare professionals. The ACCME (the Accreditation Council for Continuing Medical Education) accredits and oversees providers of CME credit, as described under “Government Regulation, Industry Standards and Related Matters — Regulation and Accreditation of Continuing Medical Education” below. Medscape is also accredited as a provider of continuing nursing education by the American Nurses Credentialing Center’s Commission on Accreditation and as a provider of continuing pharmacy education by the Accreditation Council for Pharmacy Education.

MedscapeCME offers a wide selection of free, regularly updated online CME and CE activities designed to educate healthcare professionals about important diagnostic and therapeutic issues, including both original CME and CE activities that it develops as well as activities developed by accredited third parties. In 2008, over 5.2 million continuing education activities were completed by physicians and other healthcare professionals on MedscapeCME, an increase of approximately 68% over 2007. MedscapeCME educational activities are supported by independent educational grants provided by pharmaceutical and medical device companies, as well as foundations and government agencies. The following are some of the types of continuing education activities on MedscapeCME:

•	Conference Coverage. Coverage of major medical conferences.

•	CME Circle. Third party CME activities, including symposia, monographs and CD-ROMs that MedscapeCME distributes online.

•	CME Live. Original online events featuring live streaming video, audio and synchronized visual presentations by experts on key topics and conditions. These live Webcasts also allow participants to interact with faculty.

•	CME Cases. Original CME activities presented by healthcare professionals in a patient case format.

•	Resource Centers. Grant-based collections of CME-certified content on the diagnosis and treatment of medical conditions.

Online Physician Community.  Physician Connect is our online community for physicians, which was launched in April 2008, building on our history of online physician interaction. The Physician Connect social networking platform allows physicians to exchange information online on a range of topics, including patient care, drug information, healthcare-related legislation and practice management. Physicians can also create polls to elicit tailored, constructive feedback from other physicians. By the end of 2008, Physician Connect had attracted more than 100,000 physician members.

e-Detailing.  Through WebMD Professional Services, we provide e-detailing services for pharmaceutical, medical device and healthcare companies, including activity development, targeted recruitment and online distribution and delivery. Traditional “details” are in-person meetings between pharmaceutical company sales representatives and physicians to discuss particular products. E-details are promotional interactive online programs that provide clinical education and information to physicians about medical conditions, treatments and products. We provide our pharmaceutical and medical device customers with a set of online solutions that help increase the sales efficiencies of their own direct detailing efforts. In an effort to improve operating efficiencies, several pharmaceutical companies have recently announced reductions in their field sales forces. We believe that, in their effort to achieve greater overall market efficiency, pharmaceutical companies will increase their use of online promotional marketing, including e-detailing.

Advertising and Sponsorship

We believe that The WebMD Health Network offers an efficient means for advertisers and sponsors to reach a large audience of health-involved consumers, clinically-active physicians and other healthcare professionals. The WebMD Health Network enables advertisers and sponsors to reach either our entire audience or specific groups of consumers, physicians and other healthcare professionals based on their interests or specialties. Currently, the majority of our advertisers and sponsors are pharmaceutical, biotechnology or medical device firms or consumer products companies. These companies currently spend only a very small portion of their marketing and educational budgets on online media. However, we expect their online spending to increase as a result of increased recognition of its potential advantages over offline marketing and educational activities. The WebMD Health Network ran approximately 1,400 branded or sponsored programs for its customers during 2008, approximately 1,000 such programs during 2007, and approximately 800 such programs during 2006.

Our public portals provide advertisers and sponsors with customized marketing campaigns that go beyond traditional Internet advertising media. We work with our advertisers and sponsors to develop marketing programs that are appropriately customized to target specific groups of consumers, physicians or healthcare professionals. Our public portal services are typically priced at an aggregate price that takes into account the overall scope of the services provided, based upon the amount of content, tools and features we supply as well as the degree of customization that we provide for the program. In addition, our contracts often include guarantees with respect to the number of users that visit the client-sponsored area, but do not generally include assurances with respect to the number of clicks or actions taken through such Web sites. To a much lesser extent, we also sell advertising on a CPM (cost per thousand impressions) basis, where an advertiser can purchase a set amount of impressions on a cost per thousand basis. An “impression” is a single instance of an ad appearing on a Web page. Our private portals do not generate revenue from advertising or sponsorship. See “— Our Private Portals: WebMD Health Services” below.

We provide healthcare advertisers and other sponsors with the means to communicate with targeted groups of consumers and physicians by offering placements and programs in the most relevant locations on our portals. The following are some of the types of placements and programs we offer to advertisers and sponsors:

•	Media Solutions. These are traditional online advertising solutions, such as banners, used to reach health-involved consumers, physicians and other healthcare professionals. In addition, clients can sponsor a variety of condition-specific or specialty-specific e-newsletters, keyword searches and educational programs.

•	Sponsored Editorial Solutions. These are customized collections of articles, topics, and decision-support tools and applications, sponsored by clients and distributed within WebMD Health.

•	E-details. E-details are promotional interactive online programs that provide clinical education and information to physicians about medical conditions, treatments and products.

Key benefits that The WebMD Health Network offers healthcare advertisers and other sponsors include:

•	our display of approximately 4.7 billion pages of healthcare information to users visiting our sites in 2008;

•	our ability to help advertisers and sponsors reach specific groups of consumers and physicians by specialty, product, disease, condition or wellness topic, which typically produces a more efficient and productive marketing campaign; and

•	our ability to provide advertisers and other sponsors with objective measures of the effectiveness of their online marketing, such as activity levels within the sponsored content area.

Sales and Marketing

Our sales, marketing and account management personnel work with pharmaceutical, medical device, biotechnology and consumer products companies to place their advertisements and other sponsored products on our public portals and in some of our publications. These individuals work closely with clients and potential clients to develop innovative ways to bring their companies and their products and services to the attention of targeted groups of consumers and healthcare professionals, and to create channels of communication with these audiences.

We have sole discretion for determining the types of advertising that we accept on our Web sites. All advertisements, sponsorships and promotions that appear on our Web sites must comply with our advertising and promotions policies. We do not accept advertising that, in our opinion, is not factually accurate or is not in good taste. Under our sponsorship policies, we take appropriate steps to identify content created by, provided by or influenced by a sponsor, so users of our sites can distinguish it from our editorial content and news reporting.

Our Private Portals: WebMD Health Services

Introduction

According to data made available by The Centers for Medicare & Medicaid Services (CMS) Office of the Actuary in January 2009, healthcare spending in the United States grew 6.1% in 2007, to $2.2 trillion (or an average of $7,421 per person), and continued to outpace overall economic growth, which grew by 4.8% in 2007. While the 2007 increase in healthcare spending was not as large as those in some recent years, healthcare spending as a percentage of gross domestic product continued to increase according to the CMS data, from 16.0% to 16.2%. CMS also indicated that private health insurance premiums grew 6.0% in 2007, the same rate as in 2006. In response to increasing healthcare costs, employers and health plans have been:

•	changing benefit plan designs to increase deductibles, co-payments and other out-of-pocket costs;

•	enhancing health management and wellness programs and providing incentives for participation in those programs; and

•	taking other steps to motivate employees and plan members to use healthcare in a cost-effective manner.

In connection with the ongoing effort to shift greater responsibility for healthcare costs to consumers, employers and health plans are making available more health and benefits information and decision-support applications to help their employees and plan members make informed decisions about treatment options, health risks and healthcare providers. The goal is to encourage employees and plan members to take a more active role in managing their healthcare by providing relevant information, including data related to healthcare costs and quality promoting transparency. Our WebMD Health and Benefits Managersm provides an integrated health and benefits management platform that helps employers and health plans present actionable information and applications through a convenient, custom private portal. Our online solutions complement the employer’s or payer’s existing benefit-related services and offline educational efforts.

We generate revenue from our private portals primarily through the licensing of our technology and content to employers and health plans, either directly or through our distributors. Our private portals are not part of The WebMD Health Network and do not involve advertising or sponsorship by third parties; and we do not include private portal users or page views when we measure The WebMD Health Network’s traffic volume.

The WebMD Health and Benefits Manager

We provide our integrated health and benefits management solution suite, known as the Health and Benefits Manager, through private online portals that we host for our employer and health plan clients. Our applications are typically accessed through a client’s Web site or intranet and provide secure access for registered members. We provide a personalized user experience by integrating: individual user data (including personal health information); plan-specific data from clients; and WebMD content, decision-support technology and personal communication services. The WebMD Insight Enginesm is the platform we use to integrate third party applications, to consolidate and analyze data from multiple sources, and to drive the delivery of personalized information for each user of the Health and Benefits Manager. The Insight Engine also powers reporting services that help employers and plans identify population health risks, track program utilization, document the impact of health promotion initiatives, and measure results of ongoing campaigns.

Membership for each of our private portals is limited to the employees and members (and their dependants) of the respective employer and health plan clients. Each member must initially register on the private portal provided, at which point a unique user identification name and passcode is assigned. The portal is presented to each employee or health plan member as a personal home page, with direct access to relevant content, tools and other resources specific to the individual’s eligibility, coverage and health profile. The Health and Benefits Manager enables registered members to access and manage the individually tailored health and benefits information and decision-support technology in one location, with a common look and feel, and with a single sign-on. The WebMD Health and Benefits Manager includes the following product suites:

•	The WebMD Health Management Suite gives employees and plan members access to personalized content and tools that empower them to evaluate and manage their healthcare, motivate them to make healthier lifestyle choices, and help them improve their overall health. The Health Management Suite incorporates our WebMD Health Quotientsm health risk assessment applications, which enable users to assess their overall health risks and to understand their unique risk factors with regard to specific conditions. The results of the health risk assessment are then used, along with the individual’s usage patterns, to give each user a personalized experience relevant to his or her specific needs and interests. Users can get consistent reinforcement from lifestyle improvement programs and condition centers, health management content, and targeted health messaging. We complement our Health Management Suite with personalized telephonic health coaching services. Health coaches work one-on-one with employees and plan members to motivate them to improve their own health status by better managing existing health conditions, by pursuing health conscious lifestyles, by actively seeking health and wellness knowledge and by understanding the financial and health impact of lifestyle decisions.

•	The WebMD Benefits & Financial Suite helps employees and plan members to better understand the financial implications of their benefits options and make more informed benefits-related purchase decisions. Using WebMD Coverage Advisorsm, they can compare costs across available health plan options based on personalized information regarding coverage alternatives, along with cost-modeling and projection utilities. WebMD Health Expense Advisorsm helps individuals manage and track their healthcare expenses, create budgets and analyze the benefits available under their health plan. WebMD

HSA Advisorsm provides personalized resources to assist in determining appropriate amounts for individuals to contribute to medical savings accounts based on their profile. The Benefits & Financial Suite is integrated with WebMD Health Management Suite applications and content, so users can align their benefits choices with their personal health profile and individual financial circumstances. Cost-modeling and projection tools help users to understand and adopt the right health plan for their situation.

•	The WebMD Provider & Treatment Suite gives employees and plan members access to information and services that can help them factor quality and cost into decisions about care and treatment options. The Provider & Treatment Suite helps users analyze provider quality, identify appropriate drug and treatment choices, and understand the costs associated with their care. This suite leverages multiple data sources for cost and quality comparisons and provides a personalized, consistent user experience across a full set of integrated tools. The quality comparisons are based on evidence-based measures, such as volume of patients treated for particular illnesses or procedures, mortality rates, unfavorable outcomes for specific problems, and average length of hospital stay. The WebMD Provider Selection Advisorsm included in this Suite allows users to search for healthcare providers (including physicians, hospitals, medical practices, dental providers and others) by name, specialty, location or healthcare need/situation and provides profiles and comparative information on these providers.

•	The WebMD Health Record Suite helps employees and plan members gather, store, manage and share their essential health data. The Health Record Suite provides a secure personal health record for self-reported and imported health information, and prompts employees and plan members with secure, personalized health alerts describing potential care or medication issues. This suite includes ID-enabled healthcare provider access that encourages communication with providers to reduce errors or duplications and to improve healthcare outcomes.

Whether used independently or as part of an integrated platform, these product suites help employees and health plan members become better-informed health consumers, make better healthcare choices, and feel more satisfied with their benefits choices. We also assist employers and plan members to motivate their employees and members to use the tools and information provided by the Health and Benefits Manager and to implement wellness incentive programs that encourage and reward specific health behaviors. For example, the Insight Engine enables targeted communications campaigns that inform and motivate employees and plan members to change their behaviors and improve health status. Messages can be targeted based on health profile characteristics, demographics, or site usage, and they can be designed to raise awareness of specific programs, motivate a lifestyle change, or increase utilization of health resources.

We believe that our private portals and related services provide the following potential benefits to an employer or health plan:

•	reduced benefits administration, communication, and customer service costs;

•	more efficient coordination of messaging through the use of integrated member profiles;

•	increased employee participation in Flexible Spending Accounts (FSAs) and Health Savings Accounts (HSAs);

•	reduced hospital, physician and drug costs through more informed utilization of the benefit plan;

•	increased enrollment in health management programs, including disease management or health coaching;

•	increased member satisfaction with the employer and the benefit plan;

•	increased conformance with benefit plan and clinical protocols;

•	enhanced health risk stratification that assists employers and health plans in selecting health management programs that are appropriate to the needs of their specific populations; and

•	reduction in overall health risks and increased employee productivity.

In addition, we believe that our private portals and related services provide the following potential benefits to employees or plan members:

•	increased tax savings through increased participation in FSAs and HSAs;

•	reduced benefit costs through more informed choice of benefit plan options and more informed use of the chosen benefit plan;

•	improved health outcomes, through more informed choices of providers and treatments; and

•	improved understanding and management of health conditions through access to support tools and educational information.

Relationships with Customers

Companies utilizing our private portal applications include employers, such as PepsiCo, Inc., International Business Machines Corporation, Metropolitan Life Insurance Company, Verizon Services Corp., Honda of America, The Kroger Co., J.C. Penney Corporation, Inc., Electronic Data Systems Corporation, Medtronic, Inc., EMC Corporation, Walmart Stores, Inc., and Hewlett-Packard Company, and health plans, such as Wellpoint, Inc., Blue Cross Blue Shield of Alabama, HealthNet, ConnecticutCare, Pacific Source Health Plans, Cigna and Horizon Blue Cross and Blue Shield.

A typical contract for a private portal license provides for a multi-year term. The pricing of these contracts is generally based on several factors, including the complexity involved in installing and integrating our private portal platform, the number of our private portal tools and applications licensed, the services being provided, the degree of customization of the services involved and the anticipated number of employees or members covered by such license.

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

The May 2006 amendment also extended the initial term of the agreement to August 31, 2009, and FHRS has the right to renew the agreement for additional terms of one year after the initial term (not to exceed two (2) one-year renewal terms). FHRS has agreed to certain minimum levels of employees to be covered under the agreement. FHRS is an affiliate of FMR Corp, which reported beneficial ownership of shares representing approximately 5.2% of our Class A Common Stock at December 31, 2008, and approximately 9.9% of HLTH’s common stock at December 31, 2008.

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

User Privacy and Trust

General.  We have adopted internal policies and practices relating to, among other things, content standards and user privacy, designed to foster our relationships with our users. In addition, we participate in the following external, independent verification programs:

•	URAC. We were awarded e-Health accreditation from URAC, an independent accrediting body that has reviewed and approved the WebMD.com site and our private portal deployment of WebMD Personal Health Manager for compliance with its quality and ethics standards.

•	TRUSTe. We are a licensee of the TRUSTe Privacy Seal and the TRUSTe EU Safe Harbor programs. TRUSTe is an independent, non-profit organization whose goal is to build users’ trust and confidence in the Internet. Each year since 2005, TRUSTe and the Ponemon Institute have sponsored an independently administered user-based ranking of the most trusted companies in America and WebMD has consistently ranked among the most trusted in each of those rankings.

•	Health on the Net Foundation. Our WebMD.com, eMedicine.com, eMedicineHealth.com, MedicineNet.com and Subimo.com sites and WebMD Personal Health Manager comply with the principles of the HON Code of Conduct established by the Health on the Net Foundation.

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

Content-Sharing and Marketing Relationships

FDA.  We are working with the U.S. Food and Drug Administration (or FDA) to expand consumer access to the FDA’s timely and reliable important health information. The collaboration includes:

•	A new online consumer health information resource on WebMD.com (www.webmd.com/fda), through which consumers can access information on the safety of FDA-regulated products, including food, medicine and cosmetics, as well as learn how to report problems involving the safety of these products directly to the FDA. In addition, WebMD will provide FDA public health alerts to all WebMD registered users and site visitors that request them. The cross-linked joint resource also features the

FDA’s Consumer Updates — timely and easy-to-read articles that are also posted on the FDA’s main consumer Web page (www.fda.gov/consumer).

•	FDA Consumer Updates will also be featured at least three times a year in WebMD the Magazine.

GNC.  We have entered into a marketing relationship with General Nutrition Corporation (GNC), a specialty retailer of nutritional products, to increase consumer awareness and understanding of the importance of vitamins and supplements to improve overall health and wellness. As part of the relationship, a new “Live Well” Topic Center is being hosted on GNC.com and on WebMD.com, giving users access to WebMD content on health and wellness. GNC is being featured in targeted areas on The WebMD Health Network where consumers go most often for information on personal health, diet and nutrition and an interactive, personal health assessment is available to help consumers establish their health goals and identify nutritional supplements that would be beneficial for them. In addition, consumer education and product information is being distributed across GNC’s U.S. retail locations.

Yahoo!  In November 2007, we entered into a four year Service Agreement with a wholly owned subsidiary of Yahoo! Inc., a global Internet company, pursuant to which we have agreed to exclusively use Yahoo!’s sponsored search results product (which delivers paid advertisements in search results) across WebMD’s network of consumer sites. We have also agreed to exclusively use Yahoo!’s algorithmic Web search product. Under this agreement, we share revenues with Yahoo! based upon the amounts received by Yahoo! from advertisers for sponsored search results that appear on The WebMD Health Network, subject to certain minimum payment guarantees. At the same time, we also entered into a four year Distribution Agreement with Yahoo! pursuant to which we sell advertisements to third parties for display on Yahoo! owned and operated Web sites and certain third-party Web sites (which we refer to as the Yahoo! Properties). Our rights to sell such inventory are exclusive against certain other online health publishers. The Distribution Agreement includes mutual restrictions on the use of end-user data of a party received by the other party. Under the Distribution Agreement, we pay Yahoo! a specified percentage of advertising revenues for advertisements that we sell and display on the Yahoo! Properties. During the term of the Distribution Agreement, if we do not achieve certain minimums, Yahoo! may elect to terminate the exclusivity provisions.

International Relationships.  We see a significant opportunity for international growth of our public portal services. Generally, we expect that we would accomplish this through alliances or joint ventures with other companies having expertise in the specific country or region. During the third quarter of 2007, we announced our first such relationship, an alliance with the leading provider of online pharmaceutical and medical information in Latin America, Spain and Portugal, pursuant to which we are delivering Medscape from WebMD’s clinical information to these markets. We continue to evaluate opportunities for further international growth.

Other Relationships.  We have an editorial partnership with Hearst Communications, a leading publisher of consumer health, wellness and lifestyle magazines, who provides us with branded content. In addition, we provide our branded content to the CBS Evening News, CBS Early Show, and CBSNews.com.

PUBLISHING AND OTHER SERVICES

WebMD the Magazine.  WebMD the Magazine, which WebMD launched in 2005, is a full size, consumer publication delivered free of charge to physicians’ offices in the United States. WebMD the Magazine reaches consumers right before they meet with their physicians. This allows sponsors to extend their advertising reach and to deliver their message when consumers are actively engaged in the healthcare process, and allows us to extend the WebMD brand into offline channels. The editorial format of WebMD the Magazine is specifically designed for the physician’s waiting room. Its editorial features and highly interactive format of assessments, quizzes and questions are designed to inform consumers about important health and wellness topics. The editorial content in the magazine is medically reviewed and approved by WebMD staff physicians.

We market WebMD the Magazine through a team comprised of in-house sales persons and third party marketers.

The WebMD Little Blue Book.  The WebMD Little Blue Book is a physician directory published annually in over 140 distinct geographic editions, and contains practice information on an aggregate of more than 400,000 physicians. Physicians utilize The WebMD Little Blue Book for local and up-to-date physician, pharmacy and hospital contact information. Physicians are listed free of charge in their local area edition, along with their specialties, HMO affiliations, office addresses and telephone numbers. We also use the information used to produce The WebMD Little Blue Book to generate both online and offline directory and information products.

We market The WebMD Little Blue Book directly through an in-house sales team.

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

Our competitors also include search engines that offer specialized search within the area of health information, including google.com, yahoo.com and msn.com, as well as advertising networks that aggregate traffic from multiple Web sites, including ad.com, bluelithium.com and everydayhealth.com. Other competitors for advertising and sponsorship revenue include:

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

Private Portals

Our private portal services compete, directly or indirectly, with various types of services provided by many different types of companies, including:

•	wellness and disease management vendors, including Mayo Foundation for Medical Education and Research, StayWell Productions/MediMedia USA, Inc., Healthways, Health Dialog, and Alere (a division of Inverness Medical Innovations);

•	suppliers of online and offline electronic personal health records and related applications and platforms, including Medem, CapMed, Epic Systems, Microsoft, Google and a variety of other companies;

•	suppliers of other online and offline health management applications, including HealthMedia, Health A-Z, which is owned by United Healthcare, A.D.A.M. Inc., and Consumer Health Interactive;

•	health information services and health management offerings of health plans and their affiliates, including those of Humana, Aetna and United Healthcare; and

•	other providers of health and benefits decision-support tools.

Offline Publications

Our offline publications compete with numerous other online and offline sources of healthcare information, including the online ones described earlier in this section. In addition, WebMD the Magazine competes with other offline health-focused magazines for consumers and The WebMD Little Blue Book competes with other offline physician-office media.

GOVERNMENT REGULATION, INDUSTRY STANDARDS AND RELATED MATTERS

Introduction

This section of the Annual Report contains a description of laws and regulations applicable to us, either directly or through their effect on our healthcare industry customers, as well as healthcare and Internet industry standards that serve a self-regulatory function, and related matters. Existing and future laws, regulations and industry standards affecting the healthcare, information technology and Internet industries could create unexpected liabilities for us, cause us to incur additional costs and restrict our operations. Many of the laws that affect us, and particularly those applying to healthcare, are very complex and may be subject to varying interpretations by courts and other governmental authorities. We cannot provide assurance that we will be able to accurately anticipate the application of laws, regulations and industry standards to our operations.

Most of our revenue flows either directly from the healthcare industry or from other sources that could be affected by changes affecting healthcare spending. The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. These factors affect the purchasing practices and operations of healthcare organizations as well as the behavior and attitudes of consumers. Federal and state legislatures and agencies periodically consider programs to reform or revise aspects of the United States healthcare system. These programs may contain proposals to increase governmental involvement in healthcare, change reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their expenditures or postponing expenditure decisions, including expenditures for our products and services. We are unable to predict future proposals with any certainty or to predict the effect they could have on our businesses.

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

Information on our Web sites that promotes the use of pharmaceutical products or medical devices is subject to the full array of FDA and FTC requirements and enforcement actions and information regarding other products and services is subject to FTC requirements. If the FDA or the FTC finds that any information on our Web site violates FDA or FTC regulations or guidance, they may take regulatory or judicial action against us or the advertiser or sponsor of that information. State attorneys general may also take similar action based on their state’s consumer protection statutes. Areas of our Web sites that could be the primary focus of regulators include pages and programs that discuss use of an FDA-regulated product or that the regulators believe may lack editorial independence from the influence of sponsoring pharmaceutical or medical device companies. Our television broadcast advertisements may also be subject to FTC and FDA regulation, depending on the content. The FDA and the FTC place the principal burden of compliance with advertising and promotional regulations on advertisers and sponsors to make truthful, substantiated claims.

The Federal Food, Drug, and Cosmetic Act, or FDC Act, requires that prescription drugs (including biological products) be approved by the FDA prior to marketing. It is a violation of the FDC Act and of FDA regulations to market, advertise or otherwise commercialize such products prior to approval. The FDA allows for preapproval exchange of scientific information, provided it is nonpromotional in nature and does not draw conclusions regarding the ultimate safety or effectiveness of the unapproved drug. Upon approval, the FDA’s regulatory authority extends to the labeling and advertising of prescription drugs offered in interstate commerce. Such products may be promoted and advertised only for uses reviewed and approved by the FDA. In addition, the labeling and advertising can be neither false nor misleading, and must present all material information, including risk information, in a clear, conspicuous and neutral manner. There are also requirements for certain information (the “prescribing information” or “package insert” for promotional labeling and the “brief summary” for advertising) to be part of labeling and advertising. Labeling and advertising that violate these legal standards are subject to FDA enforcement action.

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

There are several administrative, civil and criminal sanctions available to the FDA for violations of the FDC Act or FDA regulations as they relate to labeling and advertising. Administrative sanctions may include a written request that violative advertising or promotion cease and/or that corrective action be taken, such as requiring a company to provide to healthcare providers and/or consumers information to correct misinformation previously conveyed. In addition, the FDA may use publicity, such as press releases, to warn the public about false and misleading information concerning a drug or medical device product. More serious civil sanctions include seizures, injunctions, fines and consent decrees. Such measures could prevent a company from introducing or maintaining its product in the marketplace. Criminal penalties for severe violations can result in a prison term and/or substantial fines. State attorneys general have similar investigative tools and sanctions available to them.

Any increase in FDA regulation of the Internet or other media used for DTC advertisements of prescription drugs could make it more difficult for us to obtain advertising and sponsorship revenue. In the last 15 years, the FDA has gradually relaxed its formerly restrictive policies on DTC advertising of prescription drugs. Companies may now advertise prescription drugs to consumers in any medium, provided that they satisfy FDA requirements. However, legislators, physician groups and others have criticized the FDA’s current policies, and have called for restrictions on advertising of prescription drugs to consumers and increased FDA enforcement. These critics point both to public health concerns and to the laws of many other countries that make DTC advertising of prescription drugs a criminal offense. Congress and the FDA have shown interest in these issues as well and there is a possibility that Congress, the FDA or the FTC may alter present policies on DTC advertising of prescription drugs or medical devices in a material way. We cannot predict what effect any such changes would have on our business.

Industry trade groups, such as the Pharmaceuticals Research and Manufacturers of America (PhRMA), have implemented voluntary guidelines for DTC advertising in response to public concerns. The PhRMA Guiding Principles for Direct to Consumer Advertisement of Prescription Medicines (referred to as the PhRMA Guidelines), which originally went into effect in January 2006, have recently been revised with an effective date of March 2, 2009. The PhRMA Guidelines address various aspects of DTC, including: balancing presentation of benefits and risks; timing of DTC campaigns, including allowing for a period for education of healthcare professionals prior to launching a branded DTC campaign; use of healthcare professionals and celebrities in DTC advertisements; and timing and placement of advertisements with adult-oriented content. PhRMA has also implemented a voluntary Code On Interactions With Health Care Professionals, adopted in 2009, with an effective date of January 1, 2009 (which we refer to as the PhRMA Code), that revised a predecessor Code from 2002. The new PhRMA Code, among other things: prohibits distribution of non-educational items (such as pens, mugs and other “reminder” objects typically adorned with a company or product logo) to healthcare providers and their staff; and prohibits company sales representatives from providing restaurant meals to healthcare professionals, but allows them to provide occasional meals in healthcare professionals’ offices in conjunction with informational presentations. The new PhRMA Code also reaffirms and strengthens statements in its predecessor that companies should not provide any entertainment or recreational benefits to healthcare professionals.

Regulation and Accreditation of Continuing Medical Education

Activities and information provided in the context of an independent medical or scientific educational program, often referred to as continuing medical education or “CME,” usually are treated as non-promotional and fall outside the FDA’s jurisdiction. The FDA does, however, evaluate CME activities to determine whether they are independent of the promotional influence of the activities’ supporters. To determine whether a CME provider’s activities are sufficiently independent, the FDA looks at a number of factors related to the planning, content, speakers and audience selection of such activities. To the extent that the FDA concludes that such activities are not independent, such content must fully comply with the FDA’s requirements and restrictions regarding promotional activities.

Medscape, LLC distributes online CME to physicians and other healthcare professionals and is accredited by the Accreditation Council for Continuing Medical Education (ACCME), which oversees providers of CME credit. MedscapeCME (www.medscapecme.com) is the Web site through which Medscape, LLC distributes online CME. If any CME activity that Medscape, LLC provides is considered promotional, Medscape, LLC may face regulatory action or the loss of accreditation by the ACCME. Supporters of CME activities may also face regulatory action, potentially leading to termination of support.

Medscape, LLC’s current ACCME accreditation expires at the end of July 2010. In order for Medscape, LLC to renew its accreditation, it will be required to demonstrate to the ACCME that it continues to meet ACCME requirements. If Medscape, LLC fails to maintain its status as an accredited ACCME provider (whether at the time of such renewal or at an earlier time as a result of a failure to comply with existing or additional ACCME standards), Medscape, LLC would not be permitted to accredit CME activities for physicians and other healthcare professionals. Instead, Medscape, LLC would be required to use third parties to provide such CME-related services. That, in turn, could discourage potential supporters from engaging Medscape, LLC to develop CME or education related activities, which could have a material adverse effect on our business.

Medscape, LLC’s CME activities are planned and implemented in accordance with the Essential Areas and Policies of the ACCME and other applicable accreditation standards. ACCME’s standards for commercial support of CME are intended to ensure, among other things, that CME activities of ACCME-accredited providers, such as Medscape, LLC, are independent of “commercial interests,” which are now defined as entities that produce, market, re-sell or distribute health care goods and services, excluding certain organizations. “Commercial interests,” and entities owned or controlled by “commercial interests,” are ineligible for accreditation by the ACCME. The standards also provide that accredited CME providers may not place their CME content on Web sites owned or controlled by a “commercial interest.” In addition, accredited CME providers may not ask “commercial interests” for speaker or topic suggestions, and are also prohibited from asking “commercial interests” to review CME content prior to delivery.

From time to time, the ACCME revises its standards for commercial support of CME. As a result of certain past ACCME revisions, we adjusted our corporate structure and made changes to our management and operations intended to allow Medscape, LLC to provide CME activities that are developed independently from those programs developed by its sister companies, which may not be independent of “commercial interests.” We believe that these changes allow Medscape, LLC to satisfy the applicable standards.

In June 2008, the ACCME published for comment several proposals, including the following:

•	Potential New Paradigm for Commercial Support: The ACCME stated that due consideration should be given to eliminating commercial support of CME. To frame the debate, the ACCME proposed several possible scenarios: (a) maintaining the current system of commercial support; (b) completely eliminating commercial support; (c) a new paradigm that provides for commercial support if the following conditions are met: (1) educational needs are identified and verified by organizations that do not receive commercial support and are free of financial relationships with industry; (2) the CME addresses a professional practice gap of a particular group of learners that is corroborated by bona fide performance measurements of the learners’ own practice; (3) the CME content is from a continuing education curriculum specified by a bona fide organization or entity; and (4) the CME is verified as free of commercial bias; and (d) an alternative new paradigm in which the four conditions described above would provide a basis for a mechanism to distribute commercial support derived from industry-donated, pooled funds.

•	Defining Appropriate Interactions between ACCME Accredited Providers and Commercial Supporters. The ACCME has proposed that: (a) accredited providers must not receive communications from commercial interests announcing or prescribing any specific content that would be a preferred, or sought-after, topic for commercially supported CME (e.g., therapeutic area, product-line, patho-physiology); and (b) receiving communications from commercial interests regarding a commercial interest’s internal criteria for providing commercial support would also not be permissible.

The comment period for these proposals ended on September 12, 2008. The comments submitted to the ACCME indicated significant backing from the medical profession for commercially-supported CME and, accordingly, we believe that it is unlikely that a proposal for complete elimination of such support would be adopted. However, we cannot predict the ultimate outcome of the process, including what other alternatives may be considered by ACCME as a result of comments it has received. The elimination of, or restrictions on, commercial support for CME could adversely affect the volume of sponsored online CME programs implemented through our Web sites.

During the past several years, educational activities, including CME, directed at physicians have been subject to increased governmental scrutiny to ensure that sponsors do not influence or control the content of the activities. For example, the U.S. Senate Finance Committee conducted an investigation of the sponsorship of CME activities, including an examination of the ACCME’s role in ensuring that CME activities are independent from the influence of their supporters. In response, pharmaceutical companies and medical device companies have developed and implemented internal controls and procedures that promote adherence to applicable regulations and requirements. In implementing these controls and procedures, supporters of CME may interpret the regulations and requirements differently and may implement varying procedures or requirements. These controls and procedures:

•	may discourage pharmaceutical companies from providing grants for independent educational activities;

•	may slow their internal approval for such grants;

•	may reduce the volume of sponsored educational programs that Medscape LLC produces to levels that are lower than in the past, thereby reducing revenue; and

•	may require Medscape LLC to make changes to how it offers or provides educational programs, including CME.

In addition, future changes to laws, regulations or accreditation standards, or to the internal compliance programs of supporters or potential supporters, may further discourage, significantly limit, or prohibit supporters or potential supporters from engaging in educational activities with Medscape LLC, or may require Medscape LLC to make further changes in the way it offers or provides educational activities.

HIPAA Privacy Standards and Security Standards

The Privacy Standards and Security Standards under the Health Insurance Portability and Accountability Act of 1996 (or HIPAA) establish a set of national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses and healthcare providers (sometimes referred to as “covered entities” for purposes of HIPAA). The Privacy Standards and Security Standards do not currently apply directly to our businesses. However, the American Recovery and Reinvestment Act of 2009 (“ARRA”) enhances and strengthens the HIPAA Privacy and Security Standards and makes certain provisions applicable to those portions of our business, such as those managing employee or plan member health information for employers or health plans, that are “business associates” of covered entities. Currently, we are bound by certain contracts and agreements with covered entities that require us to use and disclose protected health information in a manner consistent with the Privacy Standards and Security Standards in providing services to those covered entities. Beginning on February 17, 2010, some provisions of the HIPAA Privacy and Security rules will apply directly to us. In addition, ARRA imposes data breach notification requirements on vendors of Personal Health Records that will require us to notify affected individuals and the Federal Trade Commission in the event of a data breach involving the unsecured personal information of our users. These new Privacy and Security provisions will require us to incur additional costs and may restrict our business operations. In addition, these new provisions will result in additional regulations and guidance issued by HHS and will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our customers and strategic partners.

Currently, only covered entities are directly subject to potential civil and criminal liability under the Privacy Standards and Security Standards. However, depending on the facts and circumstances, we could be subject to criminal liability for aiding and abetting or conspiring with a covered entity to violate those Standards. As of February 17, 2010, we will be directly subject to HIPAA’s criminal and civil penalties.

Other Restrictions Regarding Confidentiality, Privacy and Security of Health Information

In addition to HIPAA, numerous other state and federal laws govern the collection, dissemination, use, access to, confidentiality and security of patient health and prescriber information. In addition, Congress and some states are considering new laws and regulations that further protect the privacy and security of medical records or medical information. In many cases, these state laws are not preempted by the HIPAA Standards and may be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our customers and strategic partners.

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

Consumer Protection Regulation

General.  Advertising and promotional activities presented to visitors on our Web sites are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. We are also subject to various other federal and state consumer protection laws, including the specific ones described later in this section.

The FTC and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of Web site content, comply with certain standards for notice, choice, security and access. Courts may also adopt these developing standards. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities. We believe that we are in compliance with the consumer protection standards that apply to our Web sites, but a determination by a state or federal agency or court that any of our practices do not meet these standards could result in liability and adversely affect our business. New interpretations of these standards could also require us to incur additional costs and restrict our business operations. In addition, claims that we are violating any such standards could, even if we are not found liable, be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

In February 2009 the FTC published Self Regulatory Principles for Online Behavioral Advertising to address consumer privacy issues that may arise from so-called “behavioral advertising” (i.e., the tracking of online activities) and to encourage industry self-regulation. These principles serve as guidelines to industry. In addition, there is the possibility of proposed legislation, as well as of enforcement activities, relating to behavioral advertising. To the extent that our existing practices are inconsistent with the final principles, with proposed legislation and/or with future enforcement activities, our business may become subject to restrictions that could reduce our revenues or increase our cost of doing business.

Data Protection Regulation.  With the recent increase in publicity regarding data breaches resulting in improper dissemination of consumer information, many states have passed laws regulating the actions that a business must take if it experiences a data breach, such as prompt disclosure to affected customers. Generally, these laws are limited to electronic data and make some exemptions for smaller breaches. Congress has also been considering similar federal legislation relating to data breaches. The FTC has also prosecuted some data breach cases as unfair and/or deceptive acts or practices under the FTC Act. We intend to continue to comprehensively protect all consumer data and to comply with all applicable laws regarding the protection of this data.

CAN-SPAM Act.  On January 1, 2004, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, became effective. The CAN-SPAM Act regulates commercial emails, provides a right on the part of the recipient to request the sender to stop sending messages, and establishes penalties for the sending of email messages that are intended to deceive the recipient as to source or content. Under the CAN-SPAM Act, senders of commercial emails (and other persons who initiate those emails) are required to make sure that those emails do not contain false or misleading transmission information. Commercial emails are required to include a valid return email address and other subject heading information so that the sender and the Internet location from which the message has been sent are accurately identified. Recipients must be furnished with an electronic method of informing the sender of the recipient’s decision to not receive further commercial emails. In addition, the email must include a postal address of the sender and notice that the email is an advertisement. We are applying the CAN-SPAM requirements to these email communications, and believe that our email practices comply with the requirements of the CAN-SPAM Act, even though we believe that FTC regulations issued in May 2008 confirmed our existing understanding that these email newsletter communications are not generally commercial emails. Many states have also enacted anti-spam laws. The CAN-SPAM Act preempts many of these statutes. To the extent that these laws are not preempted, we believe that our email practices comply with these laws.

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

In 2006, the FCC issued its final rules under the JFPA, which became effective on August 1, 2006. In the rules, the FCC confirmed that transactional faxes are permitted. It defined a transactional fax as one that facilitates, completes or confirms the commercial transaction that the recipient has previously agreed to enter into with the sender. The FCC stated that these faxes are not advertisements that are prohibited by the TCPA. The FCC also recognized that, if a transactional fax has a de minimis amount of advertising information on it, that alone does not convert a transactional fax into an unsolicited advertisement.

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

We transmit commercial faxes to physician office practices in connection with our The WebMD Little Blue Book and physician appointment businesses, and we intend to comply with all applicable federal and state requirements governing the transmission of such faxes.

COPPA.  The Children’s Online Privacy Protection Act, or COPPA, applies to operators of commercial Web sites and online services directed to U.S. children under the age of 13 that collect personal information from children, and to operators of general audience sites with actual knowledge that they are collecting information from U.S. children under the age of 13. Our sites are not directed at children and our general audience site, WebMD Health, states that no one under the applicable age is entitled to use the site. In addition, we employ a kick-out procedure whereby users identifying themselves as being under the age of 13 during the registration process are not allowed to register for the site’s member only services, such as message boards and live chat events. We believe that we are in compliance with COPPA.

Regulation of Contests and Sweepstakes.  We conduct contests and sweepstakes in some of our marketing channels. The federal Deceptive Mail Prevention and Enforcement Act and some state prize, gift or sweepstakes statutes may apply to these promotions. We believe that we are in compliance with any applicable law or regulation when we run these promotions.

FACTA.  In an effort to reduce the risk of identity theft from the improper disposal of consumer information, Congress passed the Fair and Accurate Credit Transactions Act (or FACTA), which requires businesses to take reasonable measures to prevent unauthorized access to such information. FACTA’s disposal standards are flexible and allow businesses discretion in determining what measures are reasonable based upon the sensitivity of the information, the costs and benefits of different disposal methods and relevant changes in technology. We believe that we are in compliance with FACTA.

Medical Professional Regulation

The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine, which is referred to as the prohibition against the corporate practice of medicine. We do not believe that we engage in the practice of medicine, and we have attempted to structure our Web sites, strategic relationships and other operations to avoid violating these state licensing and professional practice laws. We do not believe that we provide professional medical advice, diagnosis or treatment. We employ and contract with physicians who provide only medical information to consumers, and we have no intention to provide medical care or advice. A state, however, may determine that some portion of our business violates these laws and may seek to have us discontinue those portions or subject us to penalties or licensure requirements. Any determination that we are a healthcare provider and acted improperly as a healthcare provider may result in liability to us.

Federal False Claims Act

The Federal False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a Federal healthcare program. The whistleblower (or “qui tam”) provisions of the False Claims Act allow a private individual to bring actions on behalf of the Federal government alleging that the defendant has submitted a false claim to the federal government and to share in any monetary recovery. After the filing of a qui tam suit, the Federal government must determine whether it will intervene and control the case and, if it does not, the private individual may pursue the claim. In addition, various states have enacted false claim laws analogous to the Federal False Claims Act, and many of these state laws apply where a claim is submitted to any third-party payor and not merely a federal healthcare program. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties. It is not clear whether there is a basis for the application of the False Claims Act to the types of services that WebMD provides.

We are aware that on February 10, 2009, the United States District Court for the District of Massachusetts unsealed portions of a qui tam complaint that names several companies as defendants including WebMD. United States ex rel. v. Amgen, et.al. Civil Action No. 06-10972WGY. The allegations in the complaint appear to relate principally to alleged off-label promotion of two prescription drugs by a pharmaceutical manufacturer. The action does not appear to focus on WebMD. WebMD has not been served with any legal process with respect to this action and has been informed that the Federal government has not yet determined whether it will intervene as to any of the claims in the complaint or against any defendant. WedMD believes that it complies with the rules and regulations applicable to the provision of its services.

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

Regulation of Wellness Incentive Programs

Certain provisions of HIPAA (commonly referred to as the HIPAA nondiscrimination provisions) generally prohibit group health plans from charging similarly situated individuals different premiums or contributions or imposing different deductible, co-payment, or other cost-sharing requirements based on a “health factor.” Such differentials are, however, acceptable under the HIPAA nondiscrimination provisions if the differentials are applied through “wellness programs.” The Department of Labor, in coordination with the Department of the Treasury and HHS, has issued regulations that define “wellness programs” for purposes of the HIPAA nondiscrimination provisions, establishing specific requirements for wellness programs that reward participants who satisfy a standard related to a health factor. These requirements include (1) limiting the amount of the wellness program’s rewards, (2) the wellness program being designed to promote good health and prevent disease, (3) giving those eligible to participate in the wellness program the opportunity to qualify for the reward at least once a year, (4) providing a reward that’s available to all similarly situated individuals, and (5) requiring disclosure of reasonable alternative standards that must be available under the wellness program.

Although HIPAA and its regulations state that certain excepted benefits, including supplemental benefits, are not subject to the wellness program rules, it does not define the term “similar supplemental coverage.” On December 7, 2007, the Department of Labor, in coordination with the Department of the Treasury and HHS, released Field Assistance Bulletin No. 2007-04 (FAB 2007-04) in response to the development of questionable health and wellness programs that were marketed as “similar supplemental coverage.” FAB 2007-04 clarifies the rules for supplemental programs and provides that supplemental benefits under a wellness program cannot discriminate on the basis of a health factor. With these new requirements in place, wellness programs that require individuals to meet certain health factors can no longer be considered supplemental and thus have to comply with HIPAA wellness program regulations described in the immediately preceding paragraph. According to FAB 2007-04, programs that do not meet these requirements may be subject to enforcement actions.

We provide certain services related to wellness programs as part of our private portals business. See “Our Online Services — Our Private Portals: WebMD Health Services” above. We believe that we are in compliance with the laws and regulations applicable to these services.

International Regulation

The WebMD Health Network is not directed to non-U.S. users; and nearly all of the users of our private portals are U.S. employees or plan members. As a result, we do not believe that we currently conduct our business in a manner that subjects us to international data regulation in any material respect. However, one element of our growth strategy is to seek to expand our online services to markets outside the United States. Generally, we expect that we would accomplish this through partnerships or joint ventures with other companies having expertise in the specific country or region, as was the case with our entry into the physician portal marketplace in Latin America, Spain and Portugal in 2007.

Many countries and governmental bodies have, or are developing, laws that may apply to online health information services of the types we provide or to Internet sites generally, including laws regarding the collection, use, storage and dissemination of personal information or patient data. To the extent our operations are located within their jurisdiction or are directed at individuals within their jurisdiction, these laws may apply to us. In addition, those governments may attempt to apply such laws extraterritorially or through treaties or other arrangements with U.S. governmental entities. To the extent we fail to accurately anticipate the application or interpretation of these laws, we could be subject to liability and adverse publicity, which could negatively affect our business. In addition, these laws may impose additional operational requirements or restrictions on our business, and increase our cost of doing business.

OTHER INFORMATION

Employees

As of December 31, 2008, we had approximately 1,300 employees. Since our initial public offering, we have continued to rely on HLTH to provide us with certain services for our business pursuant to the Services Agreement we entered into with HLTH in September 2005. We expect that we would have to hire additional employees in order to provide all such services internally.

Intellectual Property

We use trademarks, trade names and service marks for our products and services, including those listed below the Table of Contents of this Annual Report. We also use other registered and unregistered trademarks and service marks for our products and services. In addition, we have registered domain names, including “webmd.com” and “medscape.com” and the other domain names listed in this Annual Report. If we are unable to protect our marks and domain names adequately, that could have a material adverse effect on our business and hurt us in establishing and maintaining our brands.

We rely upon a combination of patent, trade secret, copyright and trademark laws, license agreements, confidentiality procedures, employee and client nondisclosure agreements and technical measures to protect intellectual property used in our businesses. We also rely on a variety of intellectual property rights licensed from third parties, including Internet server software and healthcare content used on our Web sites. These third-party licenses may not continue to be available to us on commercially reasonable terms. Our loss of or inability to maintain or obtain upgrades to any of these licenses could significantly harm us. In addition, because we license content from third parties, we may be exposed to copyright infringement actions if these parties are subject to claims regarding the origin and ownership of that content.

Seasonality

For a discussion of seasonality affecting our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality” in Item 7 below.

Other

To the extent required by Item 1 of Form 10-K, the information contained in Item 7 of this Annual Report is hereby incorporated by reference in this Item 1.

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

Risks Related to Our Operations and the Healthcare Content We Provide

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

We face significant competition for our healthcare information products and services

The markets for healthcare information products and services are intensely competitive, continually evolving and, in some cases, subject to rapid change.

•	Our public portals face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. We compete for users with online services and Web sites that provide health-related information, including both commercial sites and not-for-profit sites.

We compete for advertisers and sponsors with: health-related Web sites; general purpose consumer Web sites that offer specialized health sub-channels; other high-traffic Web sites that include both healthcare-related and non-healthcare-related content and services; search engines that provide specialized health search; and advertising networks that aggregate traffic from multiple sites. Our public portals also face competition from offline publications and information services.

•	Our private portals compete with: providers of healthcare decision-support tools and online health management applications, including personal health records; wellness and disease management vendors; and health information services and health management offerings of healthcare benefits companies and their affiliates.

•	Our Publishing and Other Services segment’s products and services compete with numerous other offline publications, some of which have better access to traditional distribution channels than we have, and also compete with online information sources.

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

If we are unable to provide healthcare content for our offline publications that attracts and retains users, our revenue will be reduced

Interest in our offline publications, such as The WebMD Little Blue Book, is based upon our ability to make available up-to-date health content that meets the needs of our physician users. Although we have been able to continue to update and maintain the physician practice information that we publish in The WebMD Little Blue Book, if we are unable to continue to do so for any reason, the value of The WebMD Little Blue Book would diminish and interest in this publication and advertising in this publication would be adversely affected.

WebMD the Magazine was launched in April 2005 and, as a result, has a very short operating history. We cannot assure you that WebMD the Magazine will be able to attract and retain the advertisers needed to make this publication successful in the future.

The timing of our advertising and sponsorship revenue may vary significantly from quarter to quarter and is subject to factors beyond our control, including regulatory changes affecting advertising and promotion of drugs and medical devices and general economic conditions

Our advertising and sponsorship revenue, which accounted for approximately 75% of our total Online Services segment revenue for the year ended December 31, 2008, may vary significantly from quarter to quarter due to a number of factors, many of which are not in our control, and some of which may be difficult to forecast accurately, including potential effects on demand for our services as a result of regulatory changes affecting advertising and promotion of drugs and medical devices and general economic conditions. The majority of our advertising and sponsorship programs are for terms of approximately four to twelve months. We have relatively few longer term advertising and sponsorship programs. We cannot assure you that our current advertisers and sponsors will continue to use our services beyond the terms of their existing contracts or that they will enter into any additional contracts.

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

We may be unsuccessful in our efforts to increase advertising and sponsorship revenue from consumer products companies

Most of our advertising and sponsorship revenue has, in the past, come from pharmaceutical, biotechnology and medical device companies. We have been focusing on increasing sponsorship revenue from consumer products companies that are interested in communicating health-related or safety-related information about their products to our audience. However, while a number of consumer products companies have indicated an intent to increase the portion of their promotional spending used on the Internet, we cannot assure you that these advertisers and sponsors will find our consumer Web sites to be as effective as other Web sites or traditional media for promoting their products and services. If we encounter difficulties in competing with the other alternatives available to consumer products companies, this portion of our business may develop more slowly than we expect or may fail to develop. In addition, revenues from consumer products companies are more likely to reflect general economic conditions, and to be reduced to a greater extent during economic downturns or recessions, than revenues from pharmaceutical, biotechnology and medical device companies.

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

We have editorial procedures in place to provide quality control of the information that we publish or provide. However, we cannot assure you that our editorial and other quality control procedures will be sufficient to ensure that there are no errors or omissions in particular content. Even if potential claims do not result in liability to us, investigating and defending against these claims could be expensive and time consuming and could divert management’s attention away from our operations. In addition, our business is based on establishing the reputation of our portals as trustworthy and dependable sources of healthcare information. Allegations of impropriety or inaccuracy, even if unfounded, could harm our reputation and business.

Expansion to markets outside the United States will subject us to additional risks

One element of our growth strategy is to seek to expand our online services to markets outside the United States. Generally, we expect that we would accomplish this through partnerships or joint ventures with other companies having expertise in the specific country or region. However, our participation in international markets will still be subject to certain risks beyond those applicable to our operations in the United States, such as:

•	difficulties in staffing and managing operations outside of the United States;

•	fluctuations in currency exchange rates;

•	burdens of complying with a wide variety of legal, regulatory and market requirements;

•	variability of economic and political conditions, including the extent of the impact of recent adverse economic conditions in markets outside the United States;

•	tariffs or other trade barriers;

•	costs of providing and marketing products and services in different markets;

•	potentially adverse tax consequences, including restrictions on repatriation of earnings; and

•	difficulties in protecting intellectual property.

Risks Related to the Internet and Our Technological Infrastructure

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

Risks Related to the Healthcare Industry, Healthcare Regulation and Internet Regulation

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

•	Regulation of Drug and Medical Device Advertising and Promotion. The WebMD Health Network provides services involving advertising and promotion of prescription and over-the-counter drugs and medical devices. If the Food and Drug Administration (FDA) or the Federal Trade Commission (FTC) finds that any information on The WebMD Health Network or in WebMD the Magazine violates FDA or FTC regulations, they may take regulatory or judicial action against us and/or the advertiser or sponsor of that information. State attorneys general may also take similar action based on their state’s consumer protection statutes. Any increase or change in regulation of drug or medical device advertising and promotion could make it more difficult for us to contract for sponsorships and advertising. Members of Congress, physician groups and others have criticized the FDA’s current policies, and have called for restrictions on advertising of prescription drugs to consumers and increased FDA enforcement. We cannot predict what actions the FDA or industry participants may take in response to these criticisms. It is also possible that new laws would be enacted that impose restrictions on such advertising. In addition, recent private industry initiatives have resulted in voluntary restrictions, which advertisers and sponsors have agreed to follow. Our advertising and sponsorship revenue could be materially reduced by additional restrictions on the advertising of prescription drugs and medical devices to consumers, whether imposed by law or regulation or required under policies adopted by industry members.

•	Anti-kickback Laws. There are federal and state laws that govern patient referrals, physician financial relationships and inducements to healthcare providers and patients. The federal healthcare programs’ anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. These laws are applicable to manufacturers and distributors and, therefore, may restrict how we and some of our customers market products to healthcare providers, including e-details. Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate some portions of our business and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our practices could result in adverse publicity and be costly for us to respond to.

•	Medical Professional Regulation. The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine. If a state determines that some portion of our business violates these laws, it may seek to have us discontinue those portions or subject us to penalties or licensure requirements. Any determination that we are a healthcare provider and have acted improperly as a healthcare provider may result in liability to us.

Government regulation of the Internet could adversely affect our business

The Internet and its associated technologies are subject to government regulation. However, whether and how existing laws and regulations in various jurisdictions, including privacy and consumer protection laws, apply to the Internet is still uncertain. Our failure, or the failure of our business partners or third-party service providers, to accurately anticipate the application of these laws and regulations to our products and services and the manner in which we deliver them, or any other failure to comply with such laws and regulations, could create liability for us, result in adverse publicity and negatively affect our business. In addition, new laws and regulations, or new interpretations of existing laws and regulations, may be adopted with respect to the Internet and online services, including in areas such as: user privacy, confidentiality, consumer protection, pricing, content, copyrights and patents, and characteristics and quality of products and services. We cannot predict how these laws or regulations will affect our business.

Internet user privacy and the use of consumer information to track online activities are major issues both in the United States and abroad. For example, in February 2009, the FTC published Self-Regulatory Principles to govern the tracking of consumers’ activities online in order to deliver advertising targeted to the interests of individual consumers (sometimes referred to as behavioral advertising). These principles serve as guidelines to industry. In addition, there is the possibility of proposed legislation and enforcement activities relating to behavioral advertising. We have privacy policies posted on our Web sites that we believe comply with applicable laws requiring notice to users about our information collection, use and disclosure practices. We also notify users about our information collection, use and disclosure practices relating to data we receive through offline means such as paper health risk assessments. We cannot assure you that the privacy policies and other statements we provide to users of our products and services, or our practices will be found sufficient to protect us from liability or adverse publicity in this area. A determination by a state or federal agency or court that any of our practices do not meet applicable standards, or the implementation of new standards or requirements, could adversely affect our business.

We face potential liability related to the privacy and security of personal health information we collect from or on behalf of users of our services

Privacy and security of personal health information, particularly personal health information stored or transmitted electronically, is a major issue in the United States. The Privacy Standards and Security Standards under the Health Insurance Portability and Accountability Act of 1996 (or HIPAA) establish a set of national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses and healthcare providers (referred to as covered entities) and their business associates. Currently, only covered entities are directly subject to potential civil and criminal liability under these Standards. However, the American Recovery and Reinvestment Act of 2009 (“ARRA”) amends the HIPAA Privacy and Security Standards and makes certain provisions applicable to those portions of our business, such as those managing employee or plan member health information for employers or health plans, that are business associates of covered entities. Currently, we are bound by certain contracts and agreements to use and disclose protected health information in a manner consistent with the Privacy Standards and Security Standards. Beginning on February 17, 2010, some provisions of the HIPAA Privacy and Security rules will apply directly to us. Currently, depending on the facts and circumstances, we could potentially be subject to criminal liability for aiding and abetting or conspiring with a covered entity to violate the Privacy Standards or Security Standards. As of February 17, 2010 we will be directly subject to HIPAA’s criminal and civil penalties. We cannot assure you that we will adequately address the risks created by these Standards.

We are unable to predict what changes to these Standards might be made in the future or how those changes, or other changes in applicable laws and regulations, could affect our business. Any new legislation or regulation in the area of privacy of personal information, including personal health information, could affect the way we operate our business and could harm our business.

Failure to maintain CME accreditation could adversely affect Medscape, LLC’s ability to provide online CME offerings

Medscape, LLC’s continuing medical education (or CME) activities are planned and implemented in accordance with the current Essential Areas and Policies of the Accreditation Council for Continuing Medical Education, or ACCME, which oversees providers of CME credit, and other applicable accreditation standards. ACCME’s standards for commercial support of CME are intended to ensure, among other things, that CME activities of ACCME-accredited providers, such as Medscape, LLC, are independent of “commercial interests,” which are defined as entities that produce, market, re-sell or distribute healthcare goods and services, excluding certain organizations. “Commercial interests,” and entities owned or controlled by “commercial interests,” are ineligible for accreditation by the ACCME. The standards also provide that accredited CME providers may not place their CME content on Web sites owned or controlled by a “commercial interest.” In addition, accredited CME providers may not ask “commercial interests” for speaker or topic suggestions, and are also prohibited from asking “commercial interests” to review CME content prior to delivery.

From time to time, ACCME revises its standards for commercial support of CME. As a result of certain past ACCME revisions, we adjusted our corporate structure and made changes to our management and operations intended to allow Medscape, LLC to provide CME activities that are developed independently from programs developed by its sister companies, which may not be independent of “commercial interests.” We believe that these changes allow Medscape, LLC to satisfy the applicable standards.

In June 2008, the ACCME published for comment several proposals, including the following:

•	Potential New Paradigm for Commercial Support: The ACCME stated that due consideration should be given to eliminating commercial support of CME. To frame the debate, the ACCME proposed several possible scenarios: (a) maintaining the current system of commercial support; (b) completely eliminating commercial support; (c) a new paradigm that provides for commercial support if the following conditions are met: (1) educational needs are identified and verified by organizations that do not receive commercial support and are free of financial relationships with industry; (2) the CME addresses a professional practice gap of a particular group of learners that is corroborated by bona fide performance measurements of the learners’ own practice; (3) the CME content is from a continuing education curriculum specified by a bona fide organization or entity; and (4) the CME is verified as free of commercial bias; and (d) an alternative new paradigm in which the four conditions described above would provide a basis for a mechanism to distribute commercial support derived from industry-donated, pooled funds.

•	Defining Appropriate Interactions between ACCME Accredited Providers and Commercial Supporters. The ACCME has proposed that: (a) accredited providers must not receive communications from commercial interests announcing or prescribing any specific content that would be a preferred, or sought-after, topic for commercially supported CME (e.g., therapeutic area, product-line, patho-physiology); and (b) receiving communications from commercial interests regarding a commercial interest’s internal criteria for providing commercial support would also not be permissible.

The comment period for these proposals ended on September 12, 2008. The comments submitted to the ACCME indicated significant backing from the medical profession for commercially-supported CME and, accordingly, we believe that it is unlikely that a proposal for complete elimination of such support would be adopted. However, we cannot predict the ultimate outcome of the process, including what other alternatives may be considered by ACCME as a result of comments it has received. The elimination of, or restrictions on, commercial support for CME could adversely affect the volume of sponsored online CME programs implemented through our Web sites.

Medscape, LLC’s current ACCME accreditation expires at the end of July 2010. In order for Medscape, LLC to renew its accreditation, it will be required to demonstrate to the ACCME that it continues to meet ACCME requirements. If Medscape, LLC fails to maintain its status as an accredited ACCME provider (whether at the time of such renewal or at an earlier time as a result of a failure to comply with existing or additional ACCME standards), it would not be permitted to accredit CME activities for physicians and other healthcare professionals. Instead, Medscape, LLC would be required to use third parties to provide such CME-related services. That, in turn, could discourage potential supporters from engaging Medscape, LLC to develop CME or education-related activities, which could have a material adverse effect on our business.

Government regulation and industry initiatives could adversely affect the volume of sponsored online CME programs implemented through our Web sites or require changes to how Medscape, LLC offers CME

CME activities may be subject to government oversight or regulation by Congress, the FDA, the Department of Health and Human Services, the federal agency responsible for interpreting certain federal laws relating to healthcare, and by state regulatory agencies. Medscape, LLC and/or the sponsors of the CME activities that Medscape, LLC accredits may be subject to enforcement actions if any of these CME activities are deemed improperly promotional, potentially leading to the termination of sponsorships.

During the past several years, educational activities, including CME, directed at physicians have been subject to increased governmental scrutiny to ensure that sponsors do not influence or control the content of the activities. For example, the U.S. Senate Finance Committee conducted an investigation of the sponsorship of CME activities, including an examination of the ACCME’s role in ensuring that CME activities are independent from the influence of their supporters. In response, pharmaceutical companies and medical device companies have developed and implemented internal controls and procedures that promote adherence to applicable regulations and requirements. In implementing these controls and procedures, supporters of CME may interpret the regulations and requirements differently and may implement varying procedures or requirements. These controls and procedures:

•	may discourage pharmaceutical companies from providing grants for independent educational activities;

•	may slow their internal approval for such grants;

•	may reduce the volume of sponsored educational programs that Medscape, LLC produces to levels that are lower than in the past, thereby reducing revenue; and

•	may require Medscape, LLC to make changes to how it offers or provides educational programs, including CME.

In addition, future changes to laws, regulations or accreditation standards, or to the internal compliance programs of supporters or potential supporters, may further discourage, significantly limit, or prohibit supporters or potential supporters from engaging in educational activities with Medscape, LLC, or may require Medscape, LLC to make further changes in the way it offers or provides educational activities.

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

HLTH owns 100% of our Class B Common Stock, which represents approximately 83.5% of our outstanding common stock, as of February 20, 2009. These Class B shares collectively represent approximately 96% of the combined voting power of our outstanding common stock. Given its ownership interest, HLTH is able to control the outcome of all matters submitted to our shareholders for approval, including the election of directors. Accordingly, either in its capacity as a stockholder or through its control of our Board of Directors, HLTH is able to control all key decisions regarding our company, including mergers or other business combinations and acquisitions, dispositions of assets, future issuances of our common stock or other securities, the incurrence of debt by us, the payment of dividends on our common stock (including the frequency and the amount of dividends that would be payable on our common stock, a substantial majority of which HLTH owns) and amendments to our certificate of incorporation and bylaws. Further, as long as HLTH and its subsidiaries (excluding our company and our subsidiaries) continue to beneficially own shares representing at least a majority of the votes entitled to be cast by the holders of our outstanding voting stock, it may take actions required to be taken at a meeting of stockholders without a meeting or a vote and without prior notice to holders of our Class A Common Stock. In addition, HLTH’s controlling interest may discourage a change of control that the holders of our Class A Common Stock may favor. Any of these provisions could be used by HLTH for its own advantage to the detriment of our other stockholders and our company. This in turn may have an adverse effect on the market price of our Class A Common Stock.

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

We may be prevented from issuing stock to raise capital, as acquisition consideration or to provide equity incentives to members of our management and Board of Directors

Beneficial ownership of at least 80% of the total voting power and value of our capital stock is required in order for HLTH to continue to include us in its consolidated group for federal income tax purposes, and beneficial ownership of at least 80% of the total voting power of our capital stock and 80% of each class of any non-voting capital stock that we may issue is required in order for HLTH to effect a tax-free split-off, spin-off or other similar transaction. Under the terms of the Tax Sharing Agreement that we have entered into with HLTH, we have agreed that we will not knowingly take or fail to take any action that could reasonably be expected to preclude HLTH’s ability to undertake a tax-free split-off or spin-off. This may prevent us from issuing additional equity securities to raise capital, as acquisition consideration or to provide management or director equity incentives.

We are included in HLTH’s consolidated tax return and, as a result, both we and HLTH may use each other’s net operating loss carryforwards

Due to provisions of the U.S. Internal Revenue Code and applicable Treasury regulations relating to the manner and order in which net operating loss carryforwards are utilized when filing consolidated tax returns, a portion of our net operating loss carryforwards may be required to be utilized by HLTH before HLTH would be permitted to utilize its own net operating loss (NOL) carryforwards. Correspondingly, in some situations, such as where HLTH’s NOL carryforwards were generated first, we may be required to utilize a portion of HLTH’s NOL carryforwards before we would have to utilize our own NOL carryforwards. On October 19, 2008, pursuant to the terms of a Termination Agreement, HLTH and WebMD mutually agreed, in light of recent turmoil in financial markets, to terminate the Agreement and Plan of Merger between HLTH and

WebMD. Pursuant to the Termination Agreement, HLTH and WebMD amended the Tax Sharing Agreement between them so that, for tax years beginning after December 31, 2007, HLTH is no longer required to reimburse WebMD for use of NOL carryforwards attributable to WebMD that may result from certain extraordinary transactions by HLTH. The Tax Sharing Agreement had not, other than with respect to certain extraordinary transactions by HLTH, required either HLTH or WebMD to reimburse the other party for any net tax savings realized by the consolidated group as a result of the group’s utilization of WebMD’s or HLTH’s NOL carryforwards during the period of consolidation, and that will continue following the amendment.

If certain transactions occur with respect to our capital stock or HLTH’s capital stock, we may be unable to utilize our net operating loss carryforwards and tax credits to reduce our income taxes

As of December 31, 2008, we had net operating loss carryforwards of approximately $141 million for federal income tax purposes and federal tax credits of approximately $3.6 million, which excludes the impact of any unrecognized tax benefits, residing within the WebMD legal entities.

If certain transactions occur with respect to our capital stock or HLTH’s capital stock, including issuances, redemptions, recapitalizations, exercises of options, conversions of convertible debt, purchases or sales by 5%-or-greater shareholders and similar transactions, that result in a cumulative change of more than 50% of the ownership of capital stock, over a three-year period, as determined under rules prescribed by the U.S. Internal Revenue Code and applicable Treasury regulations, an annual limitation would be imposed with respect to the ability to utilize our net operating loss carryforwards and federal tax credits. On November 25, 2008, HLTH repurchased 83,699,922 shares of its common stock in a tender offer. The tender offer resulted in a cumulative change of more than 50% of the ownership of HLTH’s capital, as determined under rules prescribed by the U.S. Internal Revenue Code and applicable Treasury regulations. As a result of this ownership change, there will be an annual limitation imposed on the ability to utilize our net operating loss carryforwards and federal tax credits. Because substantially all of our net operating loss carryforwards are reserved for by a valuation allowance, we would not expect an annual limitation on the utilization of our net operating loss carryforwards to significantly reduce our net deferred tax asset, although the timing of our cash flows may be impacted to the extent any such annual limitation deferred the utilization of our net operating loss carryforwards to future tax years.

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

Other Risks Applicable to Our Company and to Ownership of Our Securities

Negative conditions in the market for certain auction rate securities may result in WebMD incurring a loss on such investments

As of December 31, 2008, WebMD had a total of approximately $164.8 million (face value) of investments in certain auction rate securities (ARS). Those ARS had a book value of $133.6 million. The types of ARS investments that WebMD owns are backed by student loans, 97% of which are guaranteed under the Federal Family Education Loan Program (FFELP), and all had credit ratings of AAA or Aaa when purchased. WebMD does not own any other type of ARS investments.

Since February 2008, negative conditions in the regularly held auctions for these securities have prevented holders from being able to liquidate their holdings through that type of sale. In the event WebMD needs to or wants to sell its ARS investments, it may not be able to do so until a future auction on these types of investments is successful or until a buyer is found outside the auction process. If potential buyers are unwilling to purchase the investments at their carrying amount, WebMD would incur a loss on any such sales. In addition, the credit ratings on some of the ARS investments in our portfolio have been downgraded, and there may be additional such rating downgrades in the future. If uncertainties in the credit and capital markets continue, these markets deteriorate further or ARS investments in our portfolio experience additional credit rating downgrades, there could be further fair value adjustments or other-than-temporary impairments in the carrying value of our ARS investments.

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

We may not be able to raise additional funds when needed for our business or to exploit opportunities

Our future liquidity and capital requirements will depend upon numerous factors, including the success of our service offerings, market developments, and repurchases of our common stock. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. There can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

As widely reported, financial markets have been experiencing extreme disruption recently, including volatility in the prices of securities and severely diminished liquidity and availability of credit. Until this disruption in the financial markets is resolved, financing will be even more difficult to get on acceptable terms and we could be forced to cancel or delay investments or transactions that we would otherwise have made.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We believe that our company’s offices and other facilities are, in general, in good operating condition and adequate for our current operations and that additional leased space in appropriate locations can be obtained on acceptable terms if needed.

We lease approximately 100,000 square feet of office space in New York City for our corporate headquarters and our editorial and marketing operations under a lease that expires in November 2015. We also lease additional office space in New York City and lease office space and operational facilities in: Avon, Connecticut; Atlanta, Georgia; Acton, Massachusetts; Montreal, Canada; Chicago, Illinois; Herndon, Virginia; Indianapolis, Indiana; Omaha, Nebraska; Portland, Oregon; and San Clemente, California.

Item 3.	Legal Proceedings

The information relating to legal proceedings contained in Note 12 to the Consolidated Financial Statements included in this Annual Report is incorporated herein by this reference.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on December 10, 2008, our stockholders voted with respect to the following matters:

•	Proposal 1 — To elect as Class III directors for a three-year term:

Jerome C. Keller	— votes FOR	248,169,919
	— votes withheld	97,182

Martin J. Wygod	— votes FOR	248,163,828
	— votes withheld	103,273

•	Proposal 2 — To ratify and approve an amendment to WebMD’s Amended and Restated 2005 Long-Term Incentive Plan to increase the number of shares of WebMD Class A Common Stock issuable under that Plan by 5,500,000 shares, to a total of 14,500,000 shares:

Votes FOR:	242,740,975
Votes AGAINST:	2,539,985
Abstentions:	34,715
Broker non-votes:	2,915,425

•	Proposal 3 — To ratify the appointment of Ernst & Young LLP as the independent registered public accounting firm to serve as our independent auditor for the fiscal year ending December 31, 2008:

Votes FOR:	248,180,028
Votes AGAINST:	51,305
Abstentions:	35,767
Broker non-votes:	0

As a result, the individuals listed above for Proposal 1 were elected and Proposals 2 and 3 were each approved. For each director and for Proposals 2 and 3, the totals include 240,500,000 votes cast FOR by HLTH, the holder of all of the outstanding shares of WebMD Class B Common Stock.

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

Market Information

We completed the initial public offering of our Class A Common Stock on September 28, 2005. Our Common Stock began trading on the Nasdaq National Market under the symbol “WBMD” on September 29, 2005 and now trades on the Nasdaq Global Select Market. The high and low prices for each quarterly period during the last two fiscal years are as follows:

	High	Low

2007
First quarter	$57.28	$40.09
Second quarter	58.53	46.07
Third quarter	58.65	44.16
Fourth quarter	63.49	38.73
2008
First quarter	$41.99	$23.15
Second quarter	35.40	21.86
Third quarter	35.00	23.80
Fourth quarter	29.99	13.63

The market price of our Class A Common Stock has fluctuated in the past and is likely to fluctuate in the future. Changes in the market price of our Class A Common Stock may result from, among other things:

•	quarter-to-quarter variations in operating results;

•	operating results being different from analysts’ estimates or opinions;

•	changes in analysts’ earnings estimates;

•	changes in financial guidance or other forward-looking information;

•	announcements of new products, services or pricing policies by us or our competitors;

•	announcements of acquisitions or strategic partnerships by us or our competitors;

•	developments in existing customer or strategic relationships;

•	actual or perceived changes in our business strategy;

•	developments in new or pending litigation and claims;

•	sales of large amounts of our Class A Common Stock;

•	changes in general business or regulatory conditions affecting the healthcare, information technology or Internet industries;

•	changes in general economic conditions; and

•	fluctuations in the securities markets in general.

In addition, the market prices of our Class A Common Stock and of the stock of other Internet-related companies have experienced large fluctuations, sometimes quite rapidly. These fluctuations often may be unrelated to or disproportionate to operating performance.

Holders

On February 20, 2009, there were approximately 130 holders of record of our Class A Common Stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to determine the total number of stockholders represented by these record holders, but we believe there are more than 4,000 holders of our Class A Common Stock.

Dividends

We have never declared or paid any cash dividends on our Common Stock, and we do not anticipate paying cash dividends in the foreseeable future.

Repurchases of Equity Securities During the Fourth Quarter of 2008

The following table provides information about purchases by WebMD during the three months ended December 31, 2008 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

				Total	Approximate
				Number of	Dollar Value of
	Total			Shares Purchased as	Shares that May Yet
	Number of			Part of Publicly	Be Purchased Under
	Shares		Average Price	Announced Plans or	the Plans or
Period	Purchased		Paid per Share	Programs	Programs(3)

10/01/08 – 10/31/08	—		—	—	—
11/01/08 – 11/30/08	2,842	(1)	$22.38	—	—
12/01/08 – 12/31/08	641,132	(2)	$20.00	—	$30,000,000

Total	643,974		$20.01	—

(1)	Represents shares withheld from WebMD Restricted Class A Common Stock that vested during the respective periods in order to satisfy withholding tax requirements related to the vesting of the awards. The value of these shares was determined based on the closing price of WebMD Class A Common Stock on the date of vesting.

(2)	Includes 640,930 shares of WebMD Class A Common Stock issued on December 3, 2008 to the former owners of Subimo, LLC as deferred consideration for WebMD’s acquisition of Subimo, which was completed in December 2006. The shares were repurchased by WebMD, for $20.00 per share, on December 3, 2008, immediately following their issuance. For additional information, see Note 6 to the Consolidated Financial Statements included in this Annual Report. Also includes 202 shares withheld from WebMD Restricted Class A Common Stock that vested during December 2008 in order to satisfy withholding tax requirements related to the vesting of the awards at an average price paid per share of $22.55. The value of these shares was determined based on the closing price of WebMD Class A Common Stock on the date of vesting.

(3)	Relates to the repurchase program that WebMD announced in December 2008, at which time WebMD was authorized to use up to $30 million to purchase shares of its Class A Common Stock from time to time. As of December 31, 2008, no shares had been purchased under this repurchase program. For additional information, see Note 4 to the Consolidated Financial Statements included in this Annual Report.

Performance Graph

The following graph compares the cumulative total stockholder return on WebMD Class A Common Stock with the comparable cumulative return of the NASDAQ Stock Market (U.S. and Foreign) Index and the Research Data Group (RDG) Internet Composite Index over the period of time covered in the graph. The graph assumes that $100 was invested in WebMD Class A Common Stock on September 29, 2005 (the date of the initial public offering of WebMD Class A Common Stock) and in each index on September 30, 2005. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 39 MONTH CUMULATIVE TOTAL RETURN*
Among WebMD Health Corp., The NASDAQ Composite Index
And The RDG Internet Composite Index

*	$100 invested on 9/29/05 in stock & 9/30/05 in index — including reinvestment of dividends. Fiscal year ending December 31.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report.

	Years Ended December 31,
	2008	2007(1)	2006(2)(3)	2005	2004
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Revenue	$382,777	$331,954	$248,776	$163,910	$129,110
Costs and expenses:
Cost of operations	138,363	117,281	101,675	65,676	47,141
Sales and marketing	108,316	93,645	76,189	51,756	47,358
General and administrative	58,085	60,986	52,338	29,550	22,122
Depreciation and amortization	28,291	27,233	17,639	10,648	5,617
Interest income	10,452	12,378	5,099	1,790	—
Impairment of auction rate securities	27,406	—	—	—	—
Restructuring	2,910	—	—	—	—

Income from continuing operations before income tax provision (benefit)	29,858	45,187	6,034	8,070	6,872
Income tax provision (benefit)	3,021	(17,255)	3,883	1,666	1,254

Income from continuing operations	26,837	62,442	2,151	6,404	5,618
(Loss) income from discontinued operations, net of tax	(135)	3,442	385	161	(201)

Net income	$26,702	$65,884	$2,536	$6,565	$5,417

Basic income per common share:
Income from continuing operations	$0.46	$1.09	$0.04	$0.13	$0.12
(Loss) income from discontinued operations	(0.00)	0.06	0.01	0.00	(0.01)

Net income	$0.46	$1.15	$0.05	$0.13	$0.11

Diluted income per common share:
Income from continuing operations	$0.46	$1.05	$0.04	$0.13	$0.12
(Loss) income from discontinued operations	(0.01)	0.05	0.00	0.00	(0.01)

Net income	$0.45	$1.10	$0.04	$0.13	$0.11

Weighted-average shares outstanding used in computing net income per common share:
Basic	57,717	57,184	56,145	50,132	48,100

Diluted	58,925	59,743	58,075	50,532	48,100

	As of December 31,
	2008	2007(1)	2006(2)	2005	2004
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents, and investments	$325,222	$294,653	$54,150	$153,777	$3,456
Working capital	186,653	292,157	185,991	153,533	9,937
Total assets	754,322	718,864	619,965	376,889	146,496
Other long-term liabilities	8,334	9,210	7,912	7,010	—
Stockholders’ equity	633,718	606,755	496,109	295,955	98,560

(1)	As of December 31, 2007, we completed the sale of our medical reference publications business. Accordingly, the following selected consolidated financial data has been reclassified to reflect historical results of our medical reference publications business as a discontinued operation for this and all prior periods presented.

(2)	During 2006, we acquired Subimo LLC on December 15, 2006, Medsite Inc. on September 11, 2006, Summex Corporation on June 13, 2006 and eMedicine.com Inc. on January 17, 2006. The results of operations of these acquired companies have been included in our financial statements from the respective acquisition dates.

(3)	On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 “(Revised 2004): Share-Based Payment” that resulted in additional non-cash stock-based compensation expense beginning in 2006. See Results of Operations included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in our forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” in Item 1A of this Annual Report and those included elsewhere in this Annual Report. In this MD&A, dollar amounts are stated in thousands, unless otherwise noted.

Overview

MD&A is provided as a supplement to our Consolidated Financial Statements and notes thereto included in this Annual Report beginning on page F-1, in order to enhance your understanding of our results of operations and financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of our company and operating segments, background information on certain trends and developments affecting our company, a description of the basis of presentation of our financial statements, a summary discussion of our recent acquisitions and dispositions and a discussion of how seasonal factors may impact the timing of our revenue.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective or complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to the Consolidated Financial Statements included in this Annual Report.

•	Transactions with HLTH. This section describes the services that we receive from our parent company, HLTH Corporation (which we refer to as HLTH) and the costs of these services, as well as the fees we charge HLTH for our services, as well as our tax sharing agreement with HLTH. As of December 31, 2008, HLTH owned 83.6% of our outstanding capital stock through its ownership of all of our outstanding Class B Common Stock.

•	Results of Operations and Results of Operations by Operating Segment. These sections provide our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on both a consolidated basis and an operating segment basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows and discussions of our commitments, as well as our outlook on our available liquidity as of December 31, 2008.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

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

•	Publishing and Other Services. We provide several offline products and services: WebMD the Magazine, a consumer-targeted publication that we distribute free of charge to physician office waiting rooms; and The Little Blue Book, a physician directory. We generate revenue from sales of advertisements in WebMD the Magazine, sales of The Little Blue Book directories and advertisements in those directories. We also conducted in-person medical education from December 2005 until December 31, 2006, the date at which we no longer provided this service. Our Publishing and Other Services segment complements our Online Services segment and extends the reach of our brand and our influence among health-involved consumers and clinically-active physicians.

Background Information on Certain Trends and Developments

Trends Influencing the Use of Our Services.  Several key trends in the healthcare and Internet industries are influencing the use of healthcare information services of the types we provide or are developing. Those trends are described briefly below:

•	Use of the Internet by Consumer and Physicians. The Internet has emerged as a major communications medium and has already fundamentally changed many sectors of the economy, including the marketing and sales of financial services, travel, and entertainment, among others. The Internet is also changing the healthcare industry and has transformed how consumers and physicians find and utilize healthcare information.

—	Healthcare consumers increasingly seek to educate themselves online about their healthcare related issues, motivated in part by the continued availability of new treatment options and in part by the larger share of healthcare costs they are being asked to bear due to changes in the benefit designs being offered by health plans and employers. The Internet has fundamentally changed the way consumers obtain health and wellness information, enabling them to have immediate access to searchable information and dynamic interactive content to check symptoms, assess risks, understand diseases, find providers and evaluate treatment options. The Internet is consumers’ fastest growing health information resource, according to a national study released in August 2008 by the Center for Studying Health System Change. Researchers found that 32 percent of American consumers (approximately 70 million adults) conducted online health searches in 2007, compared with 16 percent in 2001. More than half of those surveyed said the information changed their overall approach to maintaining their health. Four in five said the information helped them better understand how to treat an illness or condition.

—	The Internet has also become a primary source of information for physicians seeking to improve clinical practice and is growing relative to traditional information sources, such as conferences, meetings and offline journals.

•	Increased Online Marketing and Education Spending for Healthcare Products. Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating consumers and physicians about them; however, only a small portion of this amount is currently spent on online services. We believe that these companies, which comprise the majority of the advertisers and sponsors of our public portals, are becoming increasingly aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians, and this increasing awareness will result in increasing demand for our services. However, notwithstanding our general expectation for increased demand, our advertising and sponsorship revenue may vary significantly from quarter to quarter due to a number of factors, many of which are not in our control, and some of which may be difficult to forecast accurately, including general economic conditions and the following:

—	The majority of our advertising and sponsorship contracts are for terms of approximately four to twelve months. We have relatively few longer term advertising and sponsorship contracts.

—	The time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals.

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

•	Changes in Health Plan Design; Health Management Initiatives. In a healthcare market where the responsibility for healthcare costs and decision-making has been increasingly shifting to consumers, use of information technology (including personal health records) to assist consumers in making informed decisions about healthcare has also increased. We believe that through our WebMD Health and Benefits Manager tools, including our personal health record application, we are well positioned to play a role in this environment, and these services will be a significant driver for the growth of our private portals during the next several years. However, our growth strategy depends, in part, on increasing usage of our private portal services by our employer and health plan clients’ employees and members, respectively. Increasing usage of our services requires us to continue to deliver and improve the underlying technology and develop new and updated applications, features and services. In addition, we face competition in the area of healthcare decision-support tools and online health management applications and health information services. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do, and may be better known than we are. We also expect that, for clients and potential clients in the industries most seriously affected by recent adverse changes in general economic conditions (including those in the financial services industry), we may experience some reductions in initial contracts, contract expansions and contract renewals for our private portal services, as well as reductions in the size of existing contracts.

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

Certain Developments

•	Termination of Proposed HLTH Merger. In February 2008, HLTH and WebMD entered into an Agreement and Plan of Merger (which we refer to as the Merger Agreement), pursuant to which HLTH would merge into WebMD (which we refer to as the HLTH Merger), with WebMD continuing as the surviving corporation. Pursuant to the terms of a Termination Agreement entered into on October 19, 2008 (which we refer to as the Termination Agreement), HLTH and WebMD mutually agreed, in light of the turmoil in financial markets, to terminate the Merger Agreement. The Termination Agreement maintained HLTH’s obligation, under the terms of the Merger Agreement, to pay the expenses WebMD incurred in connection with the merger. In connection with the termination of the merger, HLTH and WebMD amended the Tax Sharing Agreement between them and HLTH assigned to WebMD the Amended and Restated Data License Agreement, dated as of February 8, 2008, among HLTH, EBS Master LLC and certain affiliated companies. For additional information, see “Transactions with HLTH — Agreements with HLTH” below.

•	Impairment of Auction Rate Securities; Non-Recourse Credit Facility. We hold investments in auction rate securities (which we refer to as ARS) backed by student loans, which are 97% guaranteed under the Federal Family Education Loan Program (FFELP), and all had credit ratings of AAA or Aaa when purchased. Historically, the fair value of our ARS investments approximated par value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, virtually all auctions involving these securities have failed. As a secondary market has yet to develop, these investments have been reclassified to long-term investments as of December 31, 2008. The result of a failed auction is that these ARS will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS investments develop. We concluded that the estimated fair value of the ARS no longer approximated the par value due to the lack of liquidity.

As of March 31, 2008, we concluded the fair value of our ARS was $141,044, compared to a face value of $168,450. The impairment in value, or $27,406 was considered to be other-than-temporary, and accordingly, was recorded as an impairment charge within the statement of operations during the three months ended March 31, 2008. During 2008, we received $4,400 associated with the partial redemption of certain of our ARS holdings which represented 100% of their face value. As a result, as of December 31, 2008, the total face value of our ARS holdings was $164,800, compared to a fair value of $133,563. Subsequent to March 31, 2008, through December 31, 2008, we further reduced the carrying value of our ARS holdings by $4,277. Since this reduction in value resulted from fluctuations in interest rate assumptions, we assessed this reduction to be temporary in nature and, accordingly, this amount has been recorded as an unrealized loss in our stockholders’ equity. We continue to monitor the market for ARS as well as the individual ARS investments we own. We may be required to record additional losses in future periods if the fair value of our ARS holdings deteriorates further.

In May 2008, we entered into a non-recourse credit facility (which we refer to as the Credit Facility) with Citigroup that is secured by our ARS holdings (including, in some circumstances, interest payable on the ARS holdings), that will allow us to borrow up to 75% of the face amount of the ARS holdings pledged as collateral under the Credit Facility. The Credit Facility is governed by a loan agreement, dated as of May 6, 2008, containing customary representations and warranties of the borrower and certain affirmative covenants and negative covenants relating to the pledged collateral. Under the loan agreement, the borrower and the lender may, in certain circumstances, cause the pledged collateral to be sold, with the proceeds of any such sale required to be applied in full immediately to repayment of amounts borrowed. No borrowings have been made under the Credit Facility to date. Borrowings can be made under this Credit Facility until May 2009. The interest rate applicable to such borrowings is one-month LIBOR plus 250 basis points. Any borrowings outstanding under the Credit Facility after March 2009 become demand loans, subject to 60 days notice, with recourse only to the pledged collateral.

Basis of Presentation

Our company is a Delaware corporation that was incorporated on May 3, 2005. We completed an initial public offering (which we refer to as the IPO) of Class A Common Stock on September 28, 2005. Our Class A Common Stock has traded on the Nasdaq National Market under the symbol “WBMD” since September 29, 2005 and now trades on the Nasdaq Global Select Market. Prior to the date of the IPO, we were a wholly-owned subsidiary of HLTH and our Consolidated Financial Statements had been derived from the Consolidated Financial Statements and accounting records of HLTH, principally representing the WebMD segment, using the historical results of operations, and historical basis of assets and liabilities of the WebMD related businesses. Since the completion of the IPO, we are a majority-owned subsidiary of HLTH, which currently owns 83.6% of our equity. Our Class A Common Stock has one vote per share, while our Class B Common Stock has five votes per share. As a result, our Class B Common Stock owned by HLTH represented, as of December 31, 2008, 96.0% of the combined voting power of our outstanding Common Stock.

Acquisitions and Dispositions

Investment.  On November 19, 2008, we acquired Series D preferred stock in a privately held company. The total investment was approximately $6,471, which includes approximately $470 of acquisition costs.

Acquisitions.  During 2006, we acquired four companies, Subimo, LLC (which we refer to as Subimo), Medsite, Inc. (which we refer to as Medsite), Summex Corporation (which we refer to as Summex) and eMedicine.com, Inc. (which we refer to as eMedicine), which we refer to together as the 2006 Acquisitions.

•	On December 15, 2006, we acquired Subimo, a privately held provider of healthcare decision-support applications to large employers, health plans and financial institutions, from Subimo’s security holders (referred to below as the Subimo Sellers). The initial purchase consideration for Subimo was valued at approximately $59,320, comprised of $32,820 in cash, net of cash acquired, $26,000 of WebMD Class A Common Stock and $500 of acquisition costs. Pursuant to the terms of the purchase agreement for Subimo, as amended (referred to below as the Subimo Purchase Agreement), we deferred the issuance of the 640,930 shares of WebMD Class A Common Stock included in the purchase consideration (which we refer to as the Deferred Shares) to December 3, 2008. The Deferred Shares were repurchased from the Subimo Sellers immediately following their issuance at a purchase price of $20.00 per share, the closing market price of WebMD Class A Common Stock on The Nasdaq Global Select Market on December 3, 2008. Since the Deferred Shares had a market value that was less than $24.34 per share when issued, WebMD was required, under the Subimo Purchase Agreement, to pay additional cash consideration to the Subimo Sellers at the time of the issuance of the Deferred Shares in an amount equal to the aggregate shortfall which was $2,782. The results of operations of Subimo have been included in our financial statements from December 15, 2006, the closing date of the acquisition, and are included in the Online Services segment.

•	On September 11, 2006, we acquired the interactive medical education, promotion and physician recruitment businesses of Medsite. Medsite provides e-detailing promotion and physician recruitment services for pharmaceutical, medical device and healthcare companies, including program development, targeted recruitment and online distribution and delivery. In addition, Medsite provides educational programs to physicians. The total purchase consideration for Medsite was approximately $31,467, comprised of $30,682 in cash, net of cash acquired, and $785 of acquisition costs. The results of operations of Medsite have been included in our financial statements from September 11, 2006, the closing date of the acquisition, and are included in the Online Services segment.

•	On June 13, 2006, we acquired Summex, a provider of health and wellness programs that include online and offline health risk assessments, lifestyle education and personalized telephonic health coaching. The Summex programs complement the online health and benefits platform that we provide to employers and health plans. Summex’s team of professional health coaches work one-on-one with employees and plan members to modify behaviors that may lead to illness and high medical costs. The total purchase consideration for Summex was approximately $30,043, comprised of $29,543 in cash, net of the cash acquired, and $500 of acquisition costs. The results of operations of Summex have been included in our financial statements from June 13, 2006, the closing date of the acquisition, and are included in the Online Services segment.

•	On January 17, 2006, we acquired eMedicine, a privately held online publisher of medical reference information for physicians and other healthcare professionals. The total purchase consideration for eMedicine was approximately $25,195, comprised of $24,495 in cash, net of cash acquired, and $700 of acquisition costs. The results of operations of eMedicine have been included in our financial statements from January 17, 2006, the closing date of the acquisition, and are included in the Online Services segment.

Sale of ACP Medicine and ACS Surgery.  As of December 31, 2007, we entered into an Asset Sale Agreement and completed the sale of certain assets and certain liabilities of our medical reference publications business, including the publications ACP Medicine and ACS Surgery: Principles and Practice. The assets and liabilities sold are referred to below as the ACS/ACP Business. ACP Medicine and ACS Surgery are official publications of the American College of Physicians and the American College of Surgeons, respectively. We will receive net cash proceeds of $2,575, consisting of $1,925 received during 2008 and the remaining $650 to be received during 2009. We incurred approximately $750 of professional fees and other expenses associated with the sale of the ACS/ACP Business. In connection with the sale, we recognized a (loss) gain of ($135) and $3,571, net of tax during the years ended December 31, 2008 and 2007, respectively. The decision to divest the ACS/ACP Business was made because management determined that it was not a good fit with our core business.

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

•	Long-Lived Assets. Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually, and whenever indicators of impairment are present. We use a discounted cash flow approach to determine the fair value of goodwill. There was no impairment of goodwill noted as a result of our impairment testing in 2008, 2007 and 2006.

•	Fair Value of Investments. We hold investments in ARS which are backed by student loans, which are 97% guaranteed under the Federal Family Education Loan Program (FFELP), and which had credit ratings of AAA or Aaa when purchased. Historically, the fair value of our ARS investments approximated face value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, all auctions involving these securities have failed. As a secondary market has yet to develop, these investments have been reclassified to long-term investments as of December 31, 2008. The result of a failed auction is that these ARS will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS investments develop. We cannot be certain regarding the amount of time it will take for an auction market or other markets to develop. Accordingly, during the three months ended March 31, 2008, we concluded that the estimated fair value of the ARS no longer approximated the face value due to the lack of liquidity and accordingly, we recorded an other-than-temporary impairment as of March 31, 2008.

As of and subsequent to March 31, 2008, we estimate the fair value of our ARS investments using an income approach valuation technique. Using this approach, expected future cash flows are calculated over the expected life of each security and are discounted to a single present value using a market required rate of return. Some of the more significant assumptions made in the present value calculations include (i) the estimated weighted average lives for the loan portfolios underlying each individual ARS, which range from 4 to 13 years and (ii) the required rates of return used to discount the estimated future cash flows over the estimated life of each security, which considered both the credit quality for each individual ARS and the market liquidity for these investments.

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

•	Stock-Based Compensation. In December 2004, the Financial Accounting Standards Board (which we refer to as FASB) issued SFAS No. 123, “(Revised 2004): Share-Based Payment” (which we refer to as SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (which we refer to as SFAS 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the Consolidated Financial Statements based on their fair values. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in this model are expected dividend yield, expected volatility, risk-free interest rate and expected term. We elected to use the modified prospective transition method. Under the modified prospective method, awards that were granted or modified on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested stock options and restricted stock awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, using the same grant date fair value and same expense attribution method used under SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized for all stock-based compensation beginning January 1, 2006. As of December 31, 2008, approximately $556 and $75,837 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 2.5 years and 3.6 years, related to the HLTH and WebMD stock-based compensation plans, respectively.

•	Deferred Tax Assets. Our deferred tax assets are comprised primarily of net operating loss (which we refer to as NOL) carryforwards on a separate return basis. Subject to certain limitations, these loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. A significant portion of our deferred tax assets are reserved for through a valuation allowance. In determining the need for a valuation allowance, management determined the probability of realizing deferred tax assets, taking into consideration factors including historical operating results, expectations of future earnings and taxable income. Management will continue to evaluate the need for a valuation allowance and, in the future should management determine that realization of the net deferred tax asset is more likely than not, some or all of the remaining valuation allowance will be reversed, and our effective tax rate may be reduced by such reversal.

•	Transactions with HLTH. As discussed further below, our expenses reflect a services fee for an allocation of costs for corporate services provided by HLTH. Our expenses also reflect the allocation of a portion of the cost of HLTH’s healthcare plans and the allocation of stock-based compensation expense related to HLTH restricted stock awards and HLTH stock options held by our employees. Additionally, our revenue includes revenue from HLTH for services we provide.

Transactions with HLTH

Agreements with HLTH

In connection with our IPO in September 2005, we entered into a number of agreements with HLTH governing the future relationship of the companies, including a Services Agreement, a Tax Sharing Agreement and an Indemnity Agreement. These agreements cover a variety of matters, including responsibility for certain liabilities, including tax liabilities, as well as matters related to HLTH providing us with administrative services, such as payroll, tax, employee benefit plan, employee insurance, intellectual property, legal and information processing services.

On February 15, 2006, the Tax Sharing Agreement was amended to provide that HLTH would compensate us for any use of our NOL carryforwards resulting from certain extraordinary transactions, as defined in the Tax Sharing Agreement. On September 14, 2006, HLTH completed the sale of its Emdeon Practice Services business (“EPS”) for approximately $565,000 in cash (“EPS Sale”). On November 16, 2006, HLTH completed the sale of a 52% interest in its Emdeon Business Services business (“EBS”) for approximately $1,200,000 in cash (“2006 EBS Sale”). HLTH recognized a taxable gain on the sale of EPS and

EBS and utilized a portion of its federal NOL carryforwards to offset the gain on these transactions. Under the Tax Sharing Agreement between HLTH and us, we were reimbursed for our NOL carryforwards utilized by HLTH in these transactions at the current federal statutory rate of 35%. During 2007, HLTH reimbursed us $149,862 attributable to the portion of our NOL utilized by HLTH as a result of the EPS Sale and the 2006 EBS Sale. The reimbursement was recorded as a capital contribution which increased additional paid-in capital.

In connection with the termination of the merger between HLTH and us on October 19, 2008, the Tax Sharing Agreement was further amended to provide that, for tax years beginning after December 31, 2007, HLTH is no longer required to reimburse us for use of NOL carryforwards attributable to us that may result from extraordinary transactions by HLTH. See “— Introduction — Background Information on Certain Trends and Developments — Termination of Proposed HLTH Merger” for a description of the termination of the proposed HLTH Merger. The Tax Sharing Agreement has not, other than with respect to certain extraordinary transactions by HLTH, required either HLTH or us to reimburse the other party for any net tax savings realized by the consolidated group as a result of the group’s utilization of our or HLTH’s NOL carryforwards during the period of consolidation, and that will continue following the amendment. Accordingly, HLTH will not be required to reimburse us for use of NOL carryforwards attributable to us in connection with (a) HLTH’s sale in February 2008 of its 48% minority interest in EBS to an affiliate of General Atlantic LLC and investment funds managed by Hellman & Friedman LLC for a sale price of $575,000 in cash or (b) HLTH’s sale in July 2008 of its ViPS segment to an affiliate of General Dynamics Corporation for approximately $225,000 in cash. HLTH expects to recognize taxable gains on these transactions and expects to utilize a portion of our federal NOL carryforwards to offset a portion of the tax liability resulting from these transactions.

Charges from the Company to HLTH

Revenue.  We sell certain of our products and services to HLTH businesses. These amounts are included in revenue during the three years ended December 31, 2008. We charge HLTH rates comparable to those charged to third parties for similar products and services.

Charges from HLTH to the Company

Corporate Services.  We are charged a services fee (which we refer to as the Services Fee) for costs related to corporate services provided to us by HLTH. The services that HLTH provides include certain administrative services, including payroll, tax planning and compliance, employee benefit plans, legal matters and information processing. In addition, we reimburse HLTH for an allocated portion of certain expenses that HLTH incurs for outside services and similar items, including insurance fees, outside personnel, facilities costs, professional fees, software maintenance fees and telecommunications costs. HLTH has agreed to make the services available to us for up to five years following the IPO. These expense allocations were determined on a basis that we and HLTH consider to be a reasonable assessment of the cost of providing these services, exclusive of any profit margin. The basis we and HLTH used to determine these expense allocations required management to make certain judgments and assumptions. The Services Fee is reflected in general and administrative expense within our consolidated statements of operations.

Healthcare Expense.  We are charged for our employees’ participation in HLTH’s healthcare plans. Healthcare expense is charged based on the number of our total employees and reflects HLTH’s average cost of these benefits per employee. Healthcare expense is reflected in the accompanying consolidated statements of operations in the same expense captions as the related salary costs of those employees.

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

The following table summarizes the allocations reflected in our Consolidated Financial Statements:

	Years Ended December 31,
	2008	2007	2006

Charges from the Company to HLTH:
Intercompany revenue	$80	$250	$496
Charges from HLTH to the Company:
Corporate services	3,410	3,340	3,190
Healthcare expense	8,220	5,877	4,116
Stock-based compensation expense	257	2,249	6,183

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Years Ended December 31,
	2008		2007		2006
	$	%	$	%	$	%

Revenue	$382,777	100.0	$331,954	100.0	$248,776	100.0
Costs and expenses:
Cost of operations	138,363	36.1	117,281	35.3	101,675	40.9
Sales and marketing	108,316	28.3	93,645	28.2	76,189	30.6
General and administrative	58,085	15.2	60,986	18.4	52,338	21.0
Depreciation and amortization	28,291	7.4	27,233	8.2	17,639	7.1
Interest income	10,452	2.8	12,378	3.7	5,099	2.0
Impairment of auction rate securities	27,406	7.2	—	—	—	—
Restructuring	2,910	0.8	—	—	—	—

Income from continuing operations before income tax provision (benefit)	29,858	7.8	45,187	13.6	6,034	2.4
Income tax provision (benefit)	3,021	0.8	(17,255)	(5.2)	3,883	1.6

Income from continuing operations	26,837	7.0	62,442	18.8	2,151	0.8
(Loss) income from discontinued operations, net of tax	(135)	—	3,442	1.0	385	0.2

Net income	$26,702	7.0	$65,884	19.8	$2,536	1.0

Revenue is derived from our two business segments: Online Services and Publishing and Other Services. Our Online Services segment derives revenue from advertising, sponsorship (including online CME services), e-detailing promotion and physician recruitment services, content syndication and distribution, and licenses of private online portals to employers, healthcare payers and others, along with related services including lifestyle education and personalized telephonic coaching. Our Publishing and Other Services segment derives revenue from advertisements in WebMD the Magazine, and sales of, and advertising in, our physician directories. As a result of the acquisition of the assets of Conceptis, we also generated revenue from in-person CME programs from December 2005 through December 31, 2006. As of December 31, 2006, we no longer offer these services. Included in our Online Services’ revenue is revenue related to our agreement with AOL. Our company and AOL shared revenue from advertising, commerce and programming on the health channels of certain AOL online sites and on a co-branded service we created for AOL. Under the terms of the agreement which expired on May 1, 2007, our revenue share was subject to a minimum annual guarantee. Included in the accompanying consolidated statements of operations, for the years ended December 31, 2007 and 2006 is revenue of $2,658 and $8,312, respectively, which represents sales to third parties of advertising and sponsorship on the AOL health channels, primarily sold through our sales team. Also included in revenue during the years ended December 31, 2007 and 2006 is $1,515 and $5,125, respectively, related to the guarantee discussed above.

Our customers include pharmaceutical, biotechnology, medical device and consumer products companies, as well as employers and health plans. Our customers also include physicians and other healthcare providers who buy our physician directories.

Cost of operations consists of costs related to services and products we provide to customers and costs associated with the operation and maintenance of our public and private portals. These costs relate to editorial and production, Web site operations, non-capitalized Web site development costs, costs associated with our lifestyle education and personalized telephonic coaching services, and costs related to the production and distribution of our publications. These costs consist of expenses related to salaries and related expenses, non-

cash stock-based compensation, creating and licensing content, telecommunications, leased properties and printing and distribution.

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

General and administrative expense consists primarily of salaries, non-cash stock-based compensation and other salary-related expenses of administrative, finance, legal, information technology, human resources and executive personnel. These expenses include costs of general insurance, costs of accounting and internal control systems to support our operations and a services fee for certain services performed for us by HLTH.

Our discussions throughout this MD&A reference certain non-cash expenses. The following is a summary of our principal non-cash expenses:

•	Non-cash advertising expense. Expense related to the use of our prepaid advertising inventory that we received from News Corporation in exchange for equity instruments that HLTH issued in connection with an agreement it entered into with News Corporation in 1999 and subsequently amended in 2000. This non-cash advertising expense is included in sales and marketing expense since we use the asset for promotion of our brand.

•	Non-cash stock-based compensation expense. Expense related to awards of our restricted Class A Common Stock and awards of employee stock options, as well as awards of restricted HLTH Common Stock and awards of HLTH stock options that have been granted to certain of our employees. Expense also related to shares issued to our non-employee directors. Non-cash stock-based compensation expense is reflected in the same expense captions as the related salary costs of the respective employees.

The following table is a summary of our non-cash expenses included in the respective statements of operations captions.

	Years Ended December 31,
	2008	2007	2006

Advertising expense:
Sales and marketing	$5,097	$5,264	$7,415

Stock-based compensation expense:
Cost of operations	$3,843	$5,063	$8,744
Sales and marketing	3,631	5,056	5,870
General and administrative	5,998	9,272	12,083

Total stock-based compensation expense	$13,472	$19,391	$26,697

2008 and 2007

The following discussion is a comparison of our results of operations on a consolidated basis for the year ended December 31, 2008 to the year ended December 31, 2007.

Revenue

Our total revenue increased 15.3% to $382,777 in 2008 from $331,954 in 2007. This increase was primarily due to higher advertising and sponsorship revenue from our public portals. The Online Services revenue increase of $53,168 in 2008 over 2007 was offset by a decrease of $2,345 within Publishing and Other Services. These fluctuations are more fully described below under “— Results of Operations by Operating Segment.”

Costs and Expenses

Cost of Operations.  Cost of operations increased to $138,363 in 2008 from $117,281 in 2007. As a percentage of revenue, cost of operations was 36.1% in 2008, compared to 35.3% in 2007. Included in cost of operations was non-cash stock-based compensation expense of $3,843 in 2008 and $5,063 in 2007. The decrease in non-cash stock-based compensation expense during 2008, as compared to the prior year resulted primarily from the graded vesting methodology used in determining stock-based compensation expense relating to the stock options and restricted stock awards granted prior to the adoption of SFAS 123R on January 1, 2006, which includes the options and restricted stock granted at the time of the initial public offering. Cost of operations, excluding non-cash expense, was $134,520 or 35.1% of revenue in 2008, compared to $112,218 or 33.8% of revenue in 2007. The increase in absolute dollars in 2008 over 2007 was primarily attributable to an increase of approximately $13,400 in compensation-related costs due to higher staffing levels relating to our Web site operations and development, as well as higher staffing levels associated with our personalized telephonic coaching services. Additionally, the increase is also related to $6,100 of higher costs associated with creating and licensing content for our sponsorship arrangements and our Web sites. The increase as a percentage of revenue was due to the higher staffing levels, as well as the impact of the lower publishing and other services revenue, specifically lower advertising in The Little Blue Book, which did not have a commensurate reduction in the cost to produce and distribute this publication.

Sales and Marketing.  Sales and marketing expense increased to $108,316 in 2008 from $93,645 in 2007. As a percentage of revenue, sales and marketing was 28.3% for 2008, compared to 28.2% for 2007. Included in sales and marketing expense in 2008 were non-cash expenses related to advertising of $5,097, a decrease from $5,264 in 2007. Also included in sales and marketing expense was non-cash stock-based compensation expense of $3,631 for 2008, compared to $5,056 for 2007. The decrease in non-cash stock-based compensation expense for 2008, as compared to the prior year resulted primarily from the graded vesting methodology used in determining stock-based compensation expense relating to the stock options and restricted stock awards granted prior to the adoption of SFAS 123R on January 1, 2006, which includes the options and restricted stock granted at the time of the initial public offering. Sales and marketing expense, excluding non-cash expenses, was $99,588 or 26.0% of revenue in 2008, compared to $83,325 or 25.1% of revenue in 2007. The increase in absolute dollars, as well as the increase as a percentage of revenue, in 2008 over 2007 were primarily attributable to an increase of approximately $13,100 in compensation and other personnel-related costs (including sales commissions related to higher revenue) due to increased staffing and sales commissions related to higher revenue.

General and Administrative.  General and administrative expense decreased to $58,085 in 2008 from $60,986 in 2007. As a percentage of revenue, general and administrative expenses was 15.2% for 2008, compared to 18.4% for 2007. Included in general and administrative expense was non-cash stock-based compensation expense of $5,998 in 2008 and $9,272 in 2007. The decrease in non-cash stock-based compensation expense for 2008, as compared to the prior year, resulted primarily from the graded vesting methodology used in determining stock-based compensation expense relating to the stock options and restricted stock awards granted prior to the adoption of SFAS 123R on January 1, 2006, which includes the options and restricted stock granted at the time of the initial public offering. General and administrative expense, excluding non-cash stock-based compensation expense discussed above, was $52,087 or 13.6% of revenue in 2008 compared to $51,714 or 15.6% of revenue in 2007. The decrease as a percentage of revenue in 2008 compared to 2007 were primarily due to our ability to achieve an increase in 2008 revenue without incurring a proportional increase in general and administrative expense.

Depreciation and Amortization.  Depreciation and amortization expense increased to $28,291 in 2008 from $27,233 in 2007. The increase over the prior year was due to an increase of $4,397 in depreciation expense resulting from capital expenditures made in 2008 and 2007, which was partially offset by a decrease in amortization expense of $3,339 resulting from certain intangible assets becoming fully amortized.

Interest Income.  Interest income decreased to $10,452 in 2008 from $12,378 in 2007. The decrease resulted from a decrease in the average interest rate of our investments.

Impairment of Auction Rate Securities.  Impairment of auction rate securities represents a charge of $27,406 related to an other-than-temporary impairment in the fair value of our auction rate securities during the year ended December 31, 2008. For additional information, see “— Introduction — Significant Developments — Impairment of Auction Rate Securities; Non-Recourse Credit Facility” above.

Restructuring.  As a result of our completion of the integration of our previously acquired businesses and efficiencies that we continue to realize from our infrastructure investments, we took this opportunity to best align the skill sets of our employees with the needs of the business. We recorded a restructuring charge in 2008 of $2,910 primarily, for the severance expenses related to the reduction of approximately 5% of the work force. This amount also includes $450 of costs to consolidate facilities and other exit costs.

Income Tax Provision (Benefit).  The income tax provision (benefit) of $3,021 and ($17,255) for 2008 and 2007, respectively, includes expense related to federal, state and other jurisdictions. The income tax provision (benefit) in 2008 and 2007 includes a benefit of $21,506 and $24,669, respectively, related to the reversal of a portion of the valuation allowance we maintain on a significant portion of our deferred income taxes. The income tax provision in 2008 excludes a benefit for the impairment of ARS, as it is currently not deductible for tax purposes.

(Loss) income from Discontinued Operations, Net of Tax.  (Loss) income from discontinued operations, net of tax represents a (loss) gain of ($135) and $3,571, net of tax during the years ended December 31, 2008 and 2007, respectively, recognized in connection with the sale of the ACS/ACP Business, as well as, the ACS/ACP Business net operating loss of ($129) in 2007.

2007 and 2006

The following discussion is a comparison of our results of operations on a consolidated basis for the year ended December 31, 2007 to the year ended December 31, 2006.

Revenue

Our total revenue increased 33.4% to $331,954 in 2007 from $248,776 in 2006. The Online Services revenue increase of $83,417 in 2007 over 2006 was offset by a decrease of $239 within Publishing and Other Services. Excluding the impact of the 2006 Acquisitions on revenue, total revenue increased approximately $60,000 or 25% in 2007 over 2006.

Costs and Expenses

Cost of Operations.  Cost of operations increased to $117,281 in 2007 from $101,675 in 2006. As a percentage of revenue, cost of operations was 35.3% in 2007, compared to 40.9% in 2006. Included in cost of operations was non-cash stock-based compensation expense of $5,063 in 2007 and $8,744 in 2006. The decrease in non-cash stock-based compensation expense during 2007 as compared to the prior year resulted primarily from the graded vesting methodology used in determining stock-based compensation expense relating to the stock options and restricted stock granted prior to the adoption of SFAS 123R on January 1, 2006, which includes the options and restricted stock granted at the time of the initial public offering. Cost of operations, excluding non-cash expense, was $112,218 or 33.8% of revenue in 2007, compared to $92,931 or 37.4% of revenue in 2006. The decrease as a percentage of revenue was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in cost of operations expenses. The increase in absolute dollars was primarily attributable to increases in compensation-related costs due to higher staffing levels and outside personnel expenses of approximately $7,200 relating to our Web site operations and development. In addition, the inclusion, for all of 2007, of expenses relating to Summex, Medsite and Subimo, which were acquired in 2006 contributed approximately $9,700 to the increase in absolute dollars.

Sales and Marketing.  Sales and marketing expense increased to $93,645 in 2007 from $76,189 in 2006. As a percentage of revenue, sales and marketing was 28.2% for 2007, compared to 30.6% for 2006. Included in sales and marketing expense in 2007 were non-cash expenses related to advertising of $5,264, a decrease from $7,415 in 2006. The decrease in non-cash advertising expenses was due to lower utilization of our prepaid advertising inventory. Also included in sales and marketing expense was non-cash stock-based compensation expense of $5,056 for 2007, as compared to $5,870 for 2006. The decrease in non-cash stock-based compensation expense for 2007, as compared to the prior year, resulted primarily from the graded vesting methodology used in determining stock-based compensation expense relating to the stock options and restricted stock granted prior to the adoption of SFAS 123R on January 1, 2006, which includes the options and restricted stock granted at the time of the initial public offering. Sales and marketing expense, excluding non-cash expenses, was $83,325 or 25.1% of revenue in 2007, compared to $62,904 or 25.3% of revenue in 2006. The increase in absolute dollars in 2007 compared to 2006 was primarily attributable to an increase of approximately $9,500 in compensation-related costs due to increased staffing and sales commissions related to higher revenue. In addition, the inclusion, for all of 2007, of expenses related to Summex, Medsite and Subimo, which were acquired during 2006 contributed approximately $8,200 to the increase in absolute dollars.

General and Administrative.  General and administrative expense increased to $60,986 in 2007 from $52,338 in 2006. As a percentage of revenue, general and administrative expenses was 18.4% for 2007, compared to 21.0% for 2006. Included in general and administrative expense was non-cash stock-based compensation expense of $9,272 in 2007 and $12,083 in 2006. The decrease in non-cash stock-based compensation expense for 2007, as compared to the prior year, resulted primarily from the graded vesting methodology used in determining stock-based compensation expense relating to the stock options and restricted stock granted prior to the adoption of SFAS 123R on January 1, 2006, which includes the options and restricted stock granted at the time of the initial public offering. General and administrative expense, excluding non-cash stock-based compensation expense discussed above, was $51,714 or 15.6% of revenue in 2007, compared to $40,255 or 16.2% of revenue in 2006. The decrease as a percentage of revenue in 2007, as compared to 2006, was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in general and administrative expense. The increase in absolute dollars in 2007 compared to 2006 was primarily attributable to an increase of approximately $3,300 in compensation-related costs due to increased staffing levels and outside personnel expenses. In addition, the inclusion, for all of 2007, of expenses related to Summex, Medsite and Subimo, which were acquired during 2006 contributed approximately $8,400 to the increase in absolute dollars.

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

Income Tax (Benefit) Provision.  The income tax (benefit) provision of ($17,255) and $3,883 for 2007 and 2006, respectively, includes expense related to federal, state and other jurisdictions. Additionally, the income tax benefit in 2007 includes a benefit of $24,669 related to the reversal of a portion of the valuation allowance we maintain on a significant portion of our deferred income taxes.

(Loss) income from Discontinued Operations, Net of Tax.  (Loss) income from discontinued operations, net of tax represents the ACS/ACP Business net operating (loss) income of ($129) and $385 in 2007 and 2006, respectively, as well as a gain of $3,571, net of tax, recognized in 2007 in connection with the completed sale of the ACS/ACP Business.

Results of Operations by Operating Segment

We monitor the performance of our business based on earnings before interest, taxes, non-cash and other items. Other items include restructuring expense and an impairment charge related to our auction rate securities. Corporate and other overhead functions are allocated to segments on a specifically identifiable basis or other reasonable method of allocation. We consider these allocations to be a reasonable reflection of the utilization of costs incurred. We do not disaggregate assets for internal management reporting and, therefore, such information is not presented. There are no inter-segment revenue transactions.

The following table presents the results of our operations for each of our operating segments and a reconciliation to income from continuing operations:

	Years Ended December 31,
	2008	2007	2006

Revenue
Online Services:
Advertising and sponsorship	$275,790	$229,333	$170,626
Licensing	89,126	81,471	55,621
Content syndication and other	1,434	2,378	3,518

Total Online Services	366,350	313,182	229,765
Publishing and Other Services	16,427	18,772	19,011

	$382,777	$331,954	$248,776

Earnings before interest, taxes, non-cash and other items
Online Services	$95,435	$80,594	$52,324
Publishing and Other Services	1,147	4,103	362

	96,582	84,697	52,686
Interest, taxes, non-cash and other items
Interest income	10,452	12,378	5,099
Depreciation and amortization	(28,291)	(27,233)	(17,639)
Non-cash advertising	(5,097)	(5,264)	(7,415)
Non-cash stock-based compensation	(13,472)	(19,391)	(26,697)
Impairment of auction rate securities	(27,406)	—	—
Restructuring	(2,910)	—	—
Income tax (provision) benefit	(3,021)	17,255	(3,883)

Income from continuing operations	26,837	62,442	2,151
(Loss) income from discontinued operations, net of tax	(135)	3,442	385

Net income	$26,702	$65,884	$2,536

2008 and 2007

The following discussion is a comparison of the results of operations for our two operating segments for the year ended December 31, 2008 to the year ended December 31, 2007.

Online Services.  Revenue was $366,350 in 2008, an increase of $53,168 or 17.0% from 2007. Advertising and sponsorship revenue increased $46,457 or 20.3% in 2008 compared to 2007. The increase in advertising and sponsorship revenue was primarily attributable to an increase in the number of unique sponsored programs on our sites including both brand sponsorship and educational programs. The number of such programs grew to approximately 1,400 in 2008 compared to approximately 1,000 in 2007. In general, pricing remained relatively stable for our advertising and sponsorship programs and was not a significant source of the revenue increase. Licensing revenue increased $7,655 or 9.4% in 2008 compared to 2007. This increase was due to an increase in the number of companies using our private portal platform to 134 from 117 in the prior year. In general, pricing remained relatively stable for our private portal licenses and was not a significant source of the revenue increase. We also have approximately 140 additional customers who purchase stand-alone decision-support services from us. Content syndication and other revenue decreased $944 for the year ended December 31, 2008 from $2,378 in 2007. This decrease is primarily a result of the completion of certain contracts and our decision not to seek new content syndication business.

Our Online Services earnings before interest, taxes, non-cash and other items was $95,435 or 26.1% of revenue in 2008, compared to $80,594 or 25.7% of revenue in 2007. This increase as a percentage of revenue was due to higher revenue from the increase in the number of brands and sponsored programs in our public portals as well as the increase in companies using our private online portal without incurring a proportionate increase in overall expenses.

Publishing and Other Services.  Revenue was $16,427 in 2008, compared to $18,772 in 2007. The decrease was attributable to $2,929 of lower advertising in The Little Blue Book, partially offset by $584 of higher advertising in WebMD the Magazine. In general, pricing remained relatively stable for advertising in both WebMD the Magazine and The Little Blue Book and was not a significant source for changes in revenue.

Our Publishing and Other Services earnings before interest, taxes, non-cash and other items was $1,147 in 2008, compared to $4,103 in 2007. The decrease was primarily attributable to lower advertising, as noted above, which did not have a commensurate reduction in the cost to produce and distribute this publication.

2007 and 2006

The following discussion is a comparison of the results of operations for our two operating segments for the year ended December 31, 2007 to the year ended December 31, 2006.

Online Services.  Revenue was $313,182 in 2007, an increase of $83,417 or 36.3% from 2006. Advertising and sponsorship revenue increased $58,707 or 34.4% in 2007 compared to 2006. The increase in advertising and sponsorship revenue was primarily attributable to an increase in the number of brands and sponsored programs promoted on our sites as well as the inclusion, for all of 2007, of revenue of Medsite, which we acquired in September 2006. The acquisition of Medsite contributed $16,291 and $4,852 of advertising and sponsorship revenue for the years ended December 31, 2007 and 2006, respectively. Including the Medsite acquisition, the number of sponsored programs on our sites grew to approximately 1,000 in 2007 from approximately 800 in 2006. Licensing revenue increased $25,850 or 46.5% in 2007, as compared to 2006. This increase was due to an increase in the number of companies using our private portal platform to 117 from 99 in 2006. We also have approximately 150 additional customers who purchase stand-alone decision-support services from us as a result of the acquisitions completed in 2006. The acquisitions of Summex and Subimo contributed $19,526 and $4,398 in licensing revenue for the years ended December 31, 2007 and 2006, respectively. Content syndication and other revenue decreased $1,140 for the year ended December 31, 2007 from $3,518 in 2006.

Our Online Services earnings before interest, taxes, non-cash and other items was $80,594 or 25.7% of revenue in 2007, compared to $52,324 or 22.8% of revenue in 2006. This increase as a percentage of revenue was primarily due to higher revenue from the increase in number of brands and sponsored programs in our public portals as well as the increase in companies using our private online portal without incurring a proportionate increase in overall expenses, due to the benefits achieved from our infrastructure investments as well as acquisition synergies.

Publishing and Other Services.  Revenue was $18,772 in 2007, compared to $19,011 in 2006. The decrease was primarily attributable to the Company’s decision to discontinue offline CME products.

Our Publishing and Other Services earnings before interest, taxes, non-cash and other items was $4,103 in 2007, compared to $362 in 2006. The increase was primarily attributable to a change in mix of revenues to higher margin products compared to the same period last year.

Liquidity and Capital Resources

Cash Flows

As of December 31, 2008, we had $191,659 of cash and cash equivalents and we owned investments in ARS with a face value of $164,800 and a fair value of $133,563. While liquidity for our ARS investments is currently limited, we entered into a non-recourse credit facility with Citigroup in May 2008 that will allow us to borrow up to 75% of the face amount of our ARS holdings through May 2009. See “— Introduction —

Background Information on Certain Trends and Developments — Certain Developments — Impairment of Auction Rate Securities; Non-Recourse Credit Facility” above. Our working capital as of December 31, 2008 was $186,653. Our working capital is affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities from our continuing operations in 2008 was $102,912, which related to net income of $26,702, adjusted for non-cash expenses of $75,742, which included depreciation and amortization, non-cash advertising expense, non-cash stock-based compensation expense, deferred and other income taxes and the impairment of auction rate securities. Additionally, changes in operating assets and liabilities provided cash flow of $333, primarily due to cash provided by an increase in accrued expenses and other long-term liabilities of $4,053, an increase in deferred revenue of $4,088 and a change in amounts due to/from HLTH of $1,601, offset by cash used due to an increase in accounts receivable of $8,059 and an increase in other assets of $1,350. Cash provided by operating activities from continuing operations in 2007 was $87,900, which related to net income of $65,884, adjusted for the income from discontinued operations of $3,442, which includes the gain on the sale of the ACS/ACP Business and non-cash expenses of $30,935, which included depreciation and amortization, non-cash advertising expense, non-cash stock-based compensation expense and deferred and other income taxes. Additionally, changes in operating assets and liabilities utilized cash flow of $5,477, primarily due to a decrease in accrued expenses and other long-term liabilities of $7,185 and a change in amounts due from HLTH of $3,278, partially offset by cash provided by a decrease in accounts receivable of $3,570 and a decrease in other assets of $1,102.

Cash used in investing activities in 2008 was $116,269, which primarily related to net purchases of available-for-sale securities of $83,900 and investments in property and equipment of $24,250 primarily to enhance our technology platform. Cash used in investing activities in 2007 was $89,468, which primarily related to net purchases of available-for-sale securities of $71,410 and investments in property and equipment of $18,058 primarily to enhance our technology platform.

Cash used in financing activities in 2008 related to the repurchase of shares issued to the Subimo, LLC sellers of $12,818, partially offset by proceeds from the issuance of common stock of $3,797 and a tax benefit related to stock option deductions of $284. Cash provided by financing activities in 2007 principally related to net cash transfers from HLTH of $155,119, primarily $149,862 received from HLTH related to the utilization of the Company’s NOLs, a tax benefit related to stock option deductions of $1,577 and proceeds from the issuance of common stock of $14,355.

Included in our 2007 and 2006 consolidated statements of cash flows are cash flows from discontinued operations of the ACS/ACP Business. Our cash flows from discontinued operations are comprised of cash flows used in operating activities of $390 for 2007 and cash flows provided by operating activities of $305 for 2006. There were no cash flows from investing or financing activities for the ACS/ACP Business.

Contractual Obligations and Commitments

The following table summarizes our principal commitments as of December 31, 2008 for future specified contractual obligations that have not been accrued for in our consolidated balance sheet, as well as the estimated timing of the cash payments associated with these obligations which relate to lease commitments for facilities and data center locations. Management has used estimates and assumptions as to the timing of the cash flows associated with these commitments. Management’s estimates of the timing of future cash flows are largely based on historical experience, and accordingly, actual timing of cash flows may vary from these estimates.

		Less Than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
			(In thousands)

Operating leases	$42,731	$7,651	$14,174	$9,466	$11,440

The above table excludes $611 of uncertain tax positions, under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” as we are unable to reasonably estimate the timing of the settlement of these items. See Note 15, “Income Taxes,” in the Notes to Consolidated Financial Statements in this Annual Report.

Potential future cash commitments not included in the specified contractual obligations table above or accrued for in our consolidated balance sheet include our anticipated 2009 capital expenditure requirements which we currently estimate at $20,000 to $25,000. Our anticipated capital expenditures relate to improvements that will be deployed across our public and private portal web sites in order to enable us to service future growth in unique users, page views and private portal customers, the creation of new functionality and sponsorship areas for our customers, as well as leasehold improvements for our facilities.

Outlook on Future Liquidity

As of December 31, 2008, we had $191,659 in cash and cash equivalents and investments in ARS with a face amount of $164,800 and a fair value of $133,563. The ARS investments are discussed in more detail earlier in this MD&A under “Introduction — Background Information on Certain Trends and Developments — Certain Developments — Impairment of Auction Rate Securities; Non-Recourse Credit Facility.” Based on our plans and expectations as of the date of this Annual Report and taking into consideration issues relating to the liquidity of our ARS investments, we believe that our available cash resources and future cash flow from operations, will provide sufficient cash resources to meet the commitments described above and to fund our currently anticipated working capital and capital expenditure requirements for up to twenty-four months. Our future liquidity and capital requirements will depend upon numerous factors, including retention of customers at current volume and revenue levels, our existing and new application and service offerings, competing technological and market developments, and potential future acquisitions. In addition, our ability to generate cash flow is subject to numerous factors beyond our control, including general economic, regulatory and other matters affecting us and our customers. We plan to continue to enhance the relevance of our online services to our audience and sponsors and expect to continue to invest in acquisitions, strategic relationships, facilities and technological infrastructure and product development. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. We cannot assure you that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders. Future indebtedness may impose various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Recent Accounting Pronouncements

On April 25, 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (which we refer to as SFAS 142). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of this FSP may impact the useful lives we assign to intangible assets that are acquired through future business combinations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (which we refer to as SFAS 141R), a replacement of SFAS No. 141. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. SFAS 141R provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, SFAS 141R changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met at the acquisition date. While there is no expected impact to our Consolidated Financial Statements on the accounting for acquisitions completed prior to December 31, 2008, the adoption of SFAS 141R on January 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date and for tax matters relating to prior acquisitions settled subsequent to December 31, 2008.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal and maintain adequate liquidity, while at the same time maximizing the yield we receive from our investment portfolio.

Changes in prevailing interest rates will cause the fair value of certain of our investments to fluctuate, such as our investments in auction rate securities that generally bear interest at rates indexed to LIBOR. As of December 31, 2008, the fair market value of our auction rate securities was $133.6 million. However, the fair values of our cash and money market investments, which approximate $191.7 million at December 31, 2008, are not subject to changes in interest rates.

We have entered into a non-recourse credit facility (“Credit Facility”) with Citigroup that is secured by our ARS holdings (including, in some circumstances, interest payable on the ARS holdings), that will allow us to borrow up to 75% of the face amount of the ARS holdings pledged as collateral under the Credit Facility. The interest rate applicable to such borrowings is one-month LIBOR plus 250 basis points. No borrowings have been made under the Credit Facility to date.

Item 8.	Financial Statements and Supplementary Data

Financial Statements

Our financial statements required by this item are contained on pages F-1 through F-42 of this Annual Report on Form 10-K. See Item 15(a)(1) for a listing of financial statements provided.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of December 31, 2008.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and Chief Financial Officer, concluded that there were no changes in WebMD’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report and will be filed in a definitive proxy statement or by an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 10.	Directors, Executive Officers and Corporate Governance

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2009.

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

Signature	Capacity	Date

/s/ Wayne T. Gattinella Wayne T. Gattinella	Director; President and Chief Executive Officer (principal executive officer)	February 27, 2009

/s/ Mark D. Funston Mark D. Funston	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 27, 2009

/s/ Mark J. Adler, M.D. Mark J. Adler, M.D.	Director	February 27, 2009

/s/ Neil F. Dimick Neil F. Dimick	Director	February 27, 2009

/s/ Jerome C. Keller Jerome C. Keller	Director	February 27, 2009

/s/ James V. Manning James V. Manning	Director	February 27, 2009

Signature	Capacity	Date

Abdool Rahim Moossa, M.D.	Director

/s/ Stanley S. Trotman, Jr. Stanley S. Trotman, Jr.	Director	February 27, 2009

/s/ Martin J. Wygod Martin J. Wygod	Director	February 27, 2009

WEBMD HEALTH CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The following financial statements of the Company and its subsidiaries required to be included in Item 15(a) (1) of Form 10-K are listed below:

Page

Historical Financial Statements:
Report of Management on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3
Report of Independent Registered Public Accounting Firm	F-4
Consolidated Balance Sheets as of December 31, 2008 and 2007	F-5
Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006	F-6
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	F-8
Notes to Consolidated Financial Statements	F-9
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

WebMD management assessed the effectiveness of WebMD’s internal control over financial reporting as of December 31, 2008. In making this assessment, WebMD management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment and those criteria, WebMD management concluded that WebMD maintained effective internal control over financial reporting as of December 31, 2008.

Ernst & Young LLP, the independent registered public accounting firm that audited and reported on the Company’s financial statements as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008, has audited the Company’s internal control over financial reporting as of December 31, 2008, as stated in their report which appears on page F-3.

February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of WebMD Health Corp.

We have audited WebMD Health Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WebMD Health Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, WebMD Health Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WebMD Health Corp. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 of WebMD Health Corp. and our report dated February 26, 2009 expressed an unqualified opinion thereon.

Ernst & Young LLP
New York, New York
February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of WebMD Health Corp.

We have audited the accompanying consolidated balance sheets of WebMD Health Corp. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WebMD Health Corp. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WebMD Health Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion thereon.

Ernst & Young LLP
New York, New York
February 26, 2009

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$191,659	$213,753
Short-term investments	—	80,900
Accounts receivable, net of allowance for doubtful accounts of $1,301 at December 31, 2008 and $1,165 at December 31, 2007	94,140	86,081
Current portion of prepaid advertising	1,753	2,329
Due from HLTH	—	1,153
Other current assets	11,371	10,840

Total current assets	298,923	395,056
Investments	133,563	—
Property and equipment, net	54,263	48,589
Prepaid advertising	—	4,521
Goodwill	220,011	221,429
Intangible assets, net	26,599	36,314
Other assets	20,963	12,955

	$754,322	$718,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$31,354	$26,498
Deferred revenue	80,489	76,401
Due to HLTH	427	—

Total current liabilities	112,270	102,899
Other long-term liabilities	8,334	9,210
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value per share, 500,000,000 shares authorized; 10,044,372 shares issued at December 31, 2008 and 9,113,708 shares issued and outstanding at December 31, 2007	100	91
Class B Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 48,100,000 shares issued and outstanding at December 31, 2008 and 2007	481	481
Additional paid-in capital	548,069	531,043
Class A Treasury Stock, at cost; 624,871 shares at December 31, 2008 and no shares at December 31, 2007	(12,497)	—
Accumulated other comprehensive loss	(4,277)	—
Retained earnings	101,842	75,140

Total stockholders’ equity	633,718	606,755

	$754,322	$718,864

See accompanying notes.

WEBMD HEALTH CORP

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006

Revenue	$382,777	$331,954	$248,776
Costs and expenses:
Cost of operations	138,363	117,281	101,675
Sales and marketing	108,316	93,645	76,189
General and administrative	58,085	60,986	52,338
Depreciation and amortization	28,291	27,233	17,639
Interest income	10,452	12,378	5,099
Impairment of auction rate securities	27,406	—	—
Restructuring	2,910	—	—

Income from continuing operations before
income tax provision (benefit)	29,858	45,187	6,034
Income tax provision (benefit)	3,021	(17,255)	3,883

Income from continuing operations	26,837	62,442	2,151
(Loss) income from discontinued operations, net of tax	(135)	3,442	385

Net income	$26,702	$65,884	$2,536

Basic income per common share:
Income from continuing operations	$0.46	$1.09	$0.04
(Loss) income from discontinued operations	(0.00)	0.06	0.01

Net income	$0.46	$1.15	$0.05

Diluted income per common share:
Income from continuing operations	$0.46	$1.05	$0.04
(Loss) income from discontinued operations	(0.01)	0.05	0.00

Net income	$0.45	$1.10	$0.04

Weighted-average shares outstanding used in computing net income per common share:
Basic	57,717	57,184	56,145

Diluted	58,925	59,743	58,075

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

									Accumulated
	Class A		Class B				Class A		Other		Total
	Common Stock		Common Stock		Deferred	Additional	Treasury Stock		Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Compensation	Paid-in-Capital	Shares	Amount	Income	Earnings	Equity

Balances at January 1, 2006	7,954,426	80	48,100,000	481	(5,736)	293,827	—	—	(112)	7,415	295,955
Net income	—	—	—	—	—	—	—	—	—	2,536	2,536
Changes in unrealized losses on securities	—	—	—	—	—	—	—	—	112	—	112

Comprehensive income	—	—	—	—	—	—	—	—	—	—	2,648
Contribution from HLTH for utilization of Federal NOL	—	—	—	—	—	140,000	—	—	—	—	140,000
Issuance of Class A Common Stock for option exercises and other issuances	383,420	3	—	—	—	5,146	—	—	—	—	5,149
Reversal of deferred stock-based compensation — adoption of SFAS 123R	—	—	—	—	5,736	(5,736)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	26,357	—	—	—	—	26,357
Subimo Acquisition	—	—	—	—	—	26,000	—	—	—	—	26,000

Balances at December 31, 2006	8,337,846	83	48,100,000	481	—	485,594	—	—	—	9,951	496,109
Net income	—	—	—	—	—	—	—	—	—	65,884	65,884
Contribution from HLTH for utilization of Federal NOL	—	—	—	—	—	9,862	—	—	—	—	9,862
Issuance of Class A Common Stock for option exercises and other issuances	775,862	8	—	—	—	13,651	—	—	—	—	13,659
Transfer of equity awards to HLTH	—	—	—	—	—	695	—	—	—	(695)	—
Tax valuation allowance reversal	—	—	—	—	—	812	—	—	—	—	812
Tax benefit from HLTH and deductions from stock options	—	—	—	—	—	1,399	—	—	—	—	1,399
Stock-based compensation	—	—	—	—	—	19,030	—	—	—	—	19,030

Balances at December 31, 2007	9,113,708	91	48,100,000	481	—	531,043	—	—	—	75,140	606,755
Net income	—	—	—	—	—	—	—	—	—	26,702	26,702
Unrealized losses on securities	—	—	—	—	—	—	—	—	(4,277)	—	(4,277)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	22,425
Subimo Acquisition	640,930	6	—	—	—	(2,788)	—	—	—	—	(2,782)
Repurchase of Class A Common Stock	—	—	—	—	—	—	640,930	(12,818)	—	—	(12,818)
Issuance of Class A Common Stock for option exercises and other issuances	289,734	3	—	—	—	3,140	(16,059)	321	—	—	3,464
Tax valuation allowance reversal	—	—	—	—	—	907	—	—	—	—	907
Tax benefit from HLTH and deductions from stock options	—	—	—	—	—	2,614	—	—	—	—	2,614
Stock-based compensation	—	—	—	—	—	13,153	—	—	—	—	13,153

Balances at December 31, 2008	10,044,372	$100	48,100,000	$481	$—	$548,069	624,871	$(12,497)	$(4,277)	$101,842	$633,718

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net income	$26,702	$65,884	$2,536
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	135	(3,442)	(385)
Depreciation and amortization	28,291	27,233	17,639
Non-cash advertising	5,097	5,264	7,415
Non-cash stock-based compensation	13,472	19,391	26,697
Deferred and other income taxes	1,476	(20,953)	2,104
Impairment of auction rate securities	27,406	—	—
Changes in operating assets and liabilities:
Accounts receivable	(8,059)	3,570	(25,430)
Accrued expenses and other long-term liabilities	4,053	(7,185)	6,698
Due to/from HLTH	1,601	(3,278)	(1,568)
Deferred revenue	4,088	314	17,761
Other	(1,350)	1,102	(971)

Net cash provided by continuing operations	102,912	87,900	52,496
Net cash (used in) provided by discontinued operations	—	(390)	305

Net cash provided by operating activities	102,912	87,510	52,801
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	44,000	212,923	304,184
Purchases of available-for-sale securities	(127,900)	(284,333)	(229,410)
Purchases of property and equipment	(24,250)	(18,058)	(28,452)
Cash paid in business combinations, net of cash acquired	(1,648)	—	(130,167)
Purchase of investment in preferred stock	(6,471)	—	—

Net cash used in investing activities	(116,269)	(89,468)	(83,845)
Cash flows from financing activities:
Proceeds from issuance of common stock	3,797	14,355	5,257
Tax benefit on stock-based awards	284	1,577	—
Net cash transfers with HLTH	—	155,119	(5,257)
Repurchases of Class A Common Stock	(12,818)	—	—

Net cash (used in) provided by financing activities	(8,737)	171,051	—
Net (decrease) increase in cash and cash equivalents	(22,094)	169,093	(31,044)
Cash and cash equivalents at beginning of period	213,753	44,660	75,704

Cash and cash equivalents at end of period	$191,659	$213,753	$44,660

See accompanying notes.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1.	Background and Basis of Presentation

Background

WebMD Health Corp. (the “Company”) is a Delaware corporation that was incorporated on May 3, 2005. The Company completed an initial public offering (“IPO”) of Class A Common Stock on September 28, 2005. The Company’s Class A Common Stock trades under the symbol “WBMD” on the Nasdaq Global Select Market. Prior to the date of the IPO, the Company was a wholly-owned subsidiary of HLTH Corporation (“HLTH”). Since the completion of the IPO, the Company is a majority-owned subsidiary of HLTH, which owned 83.6% of the equity of the Company as of December 31, 2008. The Company’s Class A Common Stock has one vote per share, while the Company’s Class B Common Stock has five votes per share. As a result, the Company’s Class B Common Stock owned by HLTH represented, as of December 31, 2008, 96.0% of the combined voting power of the Company’s outstanding Common Stock.

Business

The Company provides health information services to consumers, physicians and other healthcare professionals, employers and health plans through the Company’s public and private online portals and health-focused publications. The Company’s two operating segments are:

•	Online Services. The Company provides both public and private online portals. The Company’s public portals for consumers enable them to obtain health and wellness information (including information on specific diseases and conditions), check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest, enroll in interactive courses and participate in online communities with peers and experts. The Company’s public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (“CME”) credit and communicate with peers. The Company’s private portals enable employers and health plans to provide their employees and plan members with access to personalized health and benefit information and decision-support technology that helps them make more informed benefit, provider and treatment choices. The Company provides related services for use by such employees and members, including lifestyle education and personalized telephonic health coaching. The Company also provides e-detailing promotion and physician recruitment services for use by pharmaceutical, medical device and healthcare companies.

•	Publishing and Other Services. The Company publishes WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms, and The Little Blue Book, a physician directory. The Company also conducted in-person CME through December 31, 2006 as a result of the acquisition of the assets of Conceptis Technologies, Inc. in December 2005. The Company also published medical reference textbooks until it divested this business on December 31, 2007. See Note 3 for further details.

Basis of Presentation

The Company’s consolidated financial statements have been derived from the consolidated financial statements and accounting records of HLTH, principally representing the WebMD segments, using the historical results of operations, and historical basis of assets and liabilities of the WebMD related businesses. Management believes the assumptions underlying the consolidated financial statements are reasonable. However, the consolidated financial statements included herein may not necessarily reflect the Company’s results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Company been a stand-alone company during the periods presented.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities and disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect: revenue recognition, the allowance for doubtful accounts, the carrying value of prepaid advertising, the carrying value of long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets (excluding goodwill), the carrying value, capitalization and amortization of software and Web site development costs, the carrying value of investments in auction rate securities, the provision for income taxes and related deferred tax accounts, certain accrued expenses and contingencies, share-based compensation to employees and transactions with HLTH.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. The Company’s cash and cash equivalents are primarily invested in various money market accounts.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value

The carrying amount of cash and cash equivalents, accounts receivable, accrued expenses and deferred revenue is deemed to approximate fair value due to the immediate or short-term maturity of these financial instruments.

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. See 17 for further information.

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

Internal Use Software

The Company accounts for internal use software development costs in accordance with Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Software development costs that are incurred in the preliminary project stage are expensed as incurred. Once certain criteria of SOP 98-1 have been met, internal and external direct costs incurred in developing or obtaining computer software are capitalized. The Company capitalized $2,714 and $4,847 during the years ended December 31, 2008 and 2007, respectively. Capitalized internal use software development costs are included in property and equipment in the accompanying consolidated balance sheet. Training and data conversion costs are expensed as incurred. Capitalized software costs are depreciated over a three-year period. Depreciation expense related to internal use software was $3,429, $2,778 and $717 during the years ended December 31, 2008, 2007 and 2006.

Web Site Development Costs

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-2, “Accounting for Web Site Development Costs,” costs related to the planning and post implementation phases of the Company’s Web site development efforts, as well as minor enhancements and maintenance, are expensed as incurred. Direct costs incurred in the development phase are capitalized. The Company capitalized $6,289 and $7,980 during the years ended December 31, 2008 and 2007, respectively. These capitalized costs are included in property and

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equipment in the accompanying consolidated balance sheets and are depreciated over a three-year period. Depreciation expense related to Web site development costs was $6,644, $4,501 and $446 during the years ended December 31, 2008, 2007 and 2006.

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

Goodwill and Intangible Assets

Goodwill and intangible assets resulting from acquisitions are accounted for under the purchase method. Intangible assets with definite lives are amortized on a straight-line basis over the estimated useful lives of the related assets as follows:

Content	2 to 5 years
Customer relationships	5 to 12 years
Acquired technology and patents	3 years
Trade names	7 to 10 years

Recoverability

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company reviews the carrying value of goodwill annually and whenever indicators of impairment are present. The Company measures goodwill impairment losses by comparing the carrying value of its reporting units to the fair value of its reporting units determined using an income approach valuation. The Company’s reporting units are determined in accordance with SFAS No. 142, which defines a reporting unit as an operating segment or one level below an operating segment.

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

Revenue Recognition

Revenue is derived from the Company’s Online Services and Publishing and Other Services segments:

•	Online Services. The Company generates revenue from its public portals through the sale of advertising and sponsorship products. The Company generates revenue from private portals through the licensing of its content and technology to employers, payers and others. The Company also distributes its online content and services to other entities and generates revenue from these arrangements from the sale of advertising and sponsorship products and from content syndication fees.

•	Publishing and Other Services. The Company generates revenue from sales of advertisements in WebMD the Magazine, and sales of The Little Blue Book directories and advertisements in those directories. As a result of the acquisition of the assets of Conceptis Technologies, Inc. in December 2005, the Company also generated revenue from in-person CME programs through December 31, 2006. The Company sold its medical reference publications business as of December 31, 2007 and the revenue and expenses of this business are shown as discontinued operations for all periods presented.

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

Accounting for Stock-Based Compensation

As discussed more fully in Note 13, on January 1, 2006, the Company adopted SFAS No. 123, ‘‘(Revised 2004): Share-Based Payment” (“SFAS 123R”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. The Company elected to use the modified prospective transition method and as a result prior period results were not restated. Under the modified prospective transition method, awards that were granted or modified on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested stock options and restricted stock awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, using the same grant date fair value and same expense attribution method used under SFAS 123,

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

except that all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized for all stock-based compensation beginning January 1, 2006.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation using the intrinsic value method under the recognition and measurement principles of APB 25, and related interpretations. In accordance with APB 25, the Company did not recognize stock-based compensation cost with respect to stock options granted with an exercise price equal to the market value of the underlying common stock on the date of grant. As a result, the recognition of stock-based compensation expense was generally limited to the expense related to restricted stock awards and stock option modifications, as well as the amortization of deferred compensation related to certain acquisitions in 2000. Additionally, all restricted stock awards and stock options granted prior to January 1, 2006 had graded vesting, and the Company valued these awards and recognized actual and pro-forma expense, with respect to restricted stock awards and stock options, as if each vesting portion of the award was a separate award. This resulted in an accelerated attribution of compensation expense over the vesting period. As permitted under SFAS 123R, the Company began using a straight-line attribution method beginning January 1, 2006 for all stock options and restricted stock awards granted on or after January 1, 2006, but continued to apply the accelerated attribution method for the remaining unvested portion of any awards granted prior to January 1, 2006.

Advertising Costs

Advertising costs are generally expensed as incurred and included in sales and marketing expense in the accompanying consolidated statements of operations. Advertising expense totaled $10,852, $9,779, and $12,533 in 2008, 2007 and 2006, respectively. Included in these amounts are non-cash advertising costs of $5,097, $5,264 and $7,415 in 2008, 2007 and 2006, respectively, related to the advertising services received from News Corporation. See Note 7 for additional information related to the News Corporation transaction.

Concentration of Credit Risk

None of the Company’s customers individually accounted for more than 10% of the Company’s revenue in 2008, 2007 or 2006 or more than 10% of the Company’s accounts receivable as of December 31, 2008, 2007 or 2006.

The Company’s revenue is principally generated in the United States. An adverse change in economic conditions in the United States could negatively affect the Company’s revenue and results of operations. Due to the acquisition of Conceptis Technologies Inc., the Company recorded revenue from foreign customers of $3,417, $3,660 and $3,475 during the years ended December 31, 2008, 2007 and 2006, respectively.

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

With the exception of adjusting net operating loss (“NOL”) carryforwards that may be utilized, the Company is no longer subject to federal income tax examinations for tax years before 2005 and for state and local income tax examinations for years before 2003.

The Company has elected to reflect interest and penalties related to uncertain tax positions as part of the income tax provision in the accompanying consolidated statements of operations.

Income Per Common Share

Basic and diluted income per common share are presented in conformity with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). In accordance with SFAS 128, basic income per common share has been computed using the weighted-average number of shares of common stock outstanding during the periods presented. Diluted income per common share has been computed using the weighted-average number of shares of common stock outstanding during the periods, increased to give effect to potentially dilutive securities.

	Years Ended December 31,
	2008	2007	2006

Numerator:
Income from continuing operations	$26,837	$62,442	$2,151

(Loss) income from discontinued operations, net of tax	$(135)	$3,442	$385

Denominator: (shares in thousands)
Weighted-average shares — Basic	57,717	57,184	56,145
Employee stock options, restricted stock and Deferred Shares	1,208	2,559	1,930

Adjusted weighted-average shares after assumed conversions — Diluted	58,925	59,743	58,075

Basic income per common share:
Income from continuing operations	$0.46	$1.09	$0.04
(Loss) income from discontinued operations	(0.00)	0.06	0.01

Net income	$0.46	$1.15	$0.05

Diluted income per common share:
Income from continuing operations	$0.46	$1.05	$0.04
(Loss) income from discontinued operations	(0.01)	0.05	0.00

Net income	$0.45	$1.10	$0.04

Included, or partially included, in basic and diluted shares for the years ended December 31, 2008, 2007 and 2006 is the impact, or partial impact, of shares that were issued in December 2008 to the former owners of Subimo LLC (the “Subimo Sellers”) pursuant to the purchase agreement (as amended, the “Subimo Purchase Agreement”) for the Company’s acquisition of Subimo (see Note 6 — Business Combinations for

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information regarding the acquisition). Under the terms of the Subimo Purchase Agreement, the Company had deferred the issuance of 640,930 shares of Class A Common Stock (“Deferred Shares”) until December 2008. Up to 246,508 of the Deferred Shares were available, prior to December 2008, to be used to settle any outstanding claims or warranties the Company may have had against the Subimo Sellers under the Subimo Purchase Agreement. For purposes of calculating basic net income per share, the weighted average impact of 394,422 of the Deferred Shares (representing the non-contingent portion of the Deferred Shares) was included. For purposes of calculating diluted net income per share, the weighted average impact of all of the 640,930 Deferred Shares was included. As described in Note 6 below, the Deferred Shares were repurchased by the Company on December 3, 2008, immediately after their issuance.

The Company has excluded certain outstanding stock options and restricted stock from the calculation of diluted income per common share because such securities were anti-dilutive during the periods presented. The total number of shares that could potentially dilute income per common share in the future that were excluded from the calculation of diluted income per share was 7,709,813, 1,360,386 and 749,328 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Recent Accounting Pronouncements

On April 25, 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), “Business Combinations,” and other U.S. GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of this FSP may impact the useful lives the Company assigns to intangible assets that are acquired through future business combinations.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2007, the Company entered into an Asset Sale Agreement and completed the sale of certain assets and certain liabilities of its medical reference publications business, including the publications ACP Medicine and ACS Surgery: Principles and Practice. The assets and liabilities sold are referred to below as “ACS/ACP Business.” ACP Medicine and ACS Surgery are official publications of the American College of Physicians and the American College of Surgeons, respectively. As a result of the sale, the historical financial information of the ACS/ACP Business has been reclassified as discontinued operations in the accompanying consolidated financial statements. The Company will receive net cash proceeds of $2,575, consisting of $1,925 received during 2008 and the remaining $650 to be received during 2009. The Company incurred approximately $750 of professional fees and other expenses associated with the sale of the ACS/ACP Business. In connection with the sale, the Company recognized a (loss) gain of ($135) and $3,571, net of tax during the years ended December 31, 2008 and 2007, respectively. Summarized operating results for the discontinued operations of the ACS/ACP Business and the gain recognized on the sale are as follows:

	Years Ended December 31,
	2008	2007	2006

Revenue	$—	$4,219	$5,105

(Loss) income before taxes	$—	$(129)	$385
(Loss) gain on disposal before taxes	(234)	3,394	—
Tax benefit	99	177	—

(Loss) income from discontinued operations	$(135)	$3,442	$385

4.	Stock Repurchase Program

On December 4, 2008, the Company announced the authorization of a stock repurchase program, at which time the Company was authorized to use up to $30,000 to purchase shares of its Class A Common Stock, from time to time, in the open market, through block trades or in private transactions, depending on market conditions and other factors. During 2008, no shares were repurchased under this program.

5.	Transactions with HLTH

Agreements with HLTH

In connection with the IPO in September 2005, the Company entered into a number of agreements with HLTH governing the future relationship of the companies, including a Services Agreement, a Tax Sharing Agreement and an Indemnity Agreement. These agreements cover a variety of matters, including responsibility for certain liabilities, including tax liabilities, as well as matters related to HLTH providing the Company with administrative services, such as payroll, accounting, tax, employee benefit plans, employee insurance, intellectual property, legal and information processing services. Under the Services Agreement, the Company has agreed to reimburse HLTH an amount that reasonably approximates HLTH’s cost of providing services to the Company. HLTH has agreed to make the services available to the Company for up to five years; however, the Company is not required, under the Services Agreement, to continue to obtain services from HLTH and is able to terminate services, in whole or in part, at any time generally by providing, with

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respect to the specified services or groups of services, 60 days’ prior notice and, in some cases, paying a nominal termination fee to cover costs relating to the termination. The terms of the Services Agreement provide that HLTH has the option to terminate the services that it provides for the Company, in whole or in part, if it ceases to provide such services for itself, upon at least 180 days’ written notice to the Company.

On February 15, 2006, the Tax Sharing Agreement was amended to provide that HLTH would compensate the Company for any use of the Company’s net operating loss (“NOL”) carryforwards resulting from certain extraordinary transactions, as defined in the Tax Sharing Agreement. On September 14, 2006, HLTH completed the sale of its Emdeon Practice Services business (“EPS”) for approximately $565,000 in cash (“EPS Sale”). On November 16, 2006, HLTH completed the sale of a 52% interest in its Emdeon Business Services business (“EBS”) for approximately $1,200,000 in cash (“2006 EBS Sale”). HLTH recognized a taxable gain on the sales of EPS and EBS and utilized a portion of its federal NOL carryforwards to offset the gain on these transactions. Under the Tax Sharing Agreement between HLTH and the Company, the Company was reimbursed for its NOL carryforwards utilized by HLTH in these transactions at the current federal statutory rate of 35%. During 2007, HLTH reimbursed the Company $149,862 attributable to the NOL that was utilized by HLTH as a result of the EPS Sale and the 2006 EBS Sale. The reimbursement was recorded as capital contribution, which increased additional paid-in capital.

In February 2008, HLTH and the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which HLTH would merge into the Company, with the Company continuing as the surviving corporation. Pursuant to the terms of a Termination Agreement entered into on October 19, 2008 (the “Termination Agreement”), HLTH and the Company mutually agreed, in light of the turmoil in financial markets, to terminate the Merger Agreement. The Termination Agreement maintained HLTH’s obligation, under the terms of the Merger Agreement, to pay the expenses the Company incurred in connection with the merger. In connection with the termination of the merger, HLTH assigned to the Company the Amended and Restated Data License Agreement, dated as of February 8, 2008, among HLTH, EBS Master LLC and certain affiliated companies.

Also, in connection with the termination of the Merger Agreement, the Tax Sharing Agreement was further amended to provide that, for tax years beginning after December 31, 2007, HLTH is no longer required to reimburse the Company for use of NOL carryforwards attributable to the Company that may result from extraordinary transactions by HLTH. The Tax Sharing Agreement has not, other than with respect to certain extraordinary transactions by HLTH, required either HLTH or the Company to reimburse the other party for any net tax savings realized by the consolidated group as a result of the group’s utilization of the Company’s or HLTH’s NOL carryforwards during the period of consolidation, and that will continue following the amendment. Accordingly, HLTH will not be required to reimburse the Company for use of NOL carryforwards attributable to the Company in connection with (a) HLTH’s sale in February 2008 of its 48% minority interest in EBS to an affiliate of General Atlantic LLC and investment funds managed by Hellman & Friedman LLC for a sale price of $575,000 in cash or (b) HLTH’s sale in July 2008 of its ViPS segment to an affiliate of General Dynamics Corporation for approximately $225,000 in cash. HLTH expects to recognize taxable gains on these transactions and expects to utilize a portion of the Company’s federal NOL carryforward to offset a portion of the tax liability resulting from these transactions.

Charges from the Company to HLTH

Revenue.  The Company sells certain of its products and services to HLTH businesses. These amounts are included in revenue during the years ended December 31, 2008, 2007 and 2006. The Company charges HLTH rates comparable to those charged to third parties for similar products and services.

Charges from HLTH to the Company

Corporate Services.  The Company is charged a services fee (the “Services Fee”) for costs related to corporate services provided by HLTH. The services that HLTH provides include certain administrative

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services, including payroll, accounting, tax planning and compliance, employee benefit plans, legal matters and information processing. In addition, the Company reimburses HLTH for an allocated portion of certain expenses that HLTH incurs for outside services and similar items, including insurance fees, outside personnel, facilities costs, professional fees, software maintenance fees and telecommunication costs. HLTH has agreed to make the services available to the Company for up to 5 years following the IPO. These expense allocations were determined on a basis that HLTH and the Company consider to be a reasonable assessment of the costs of providing these services, exclusive of any profit margin. The basis the Company and HLTH used to determine these expense allocations required management to make certain judgments and assumptions. The Services Fee is reflected in general and administrative expense within the accompanying consolidated statements of operations.

Healthcare Expense.  The Company is charged for its employees’ participation in HLTH’s healthcare plans. Healthcare expense is charged based on the number of total employees of the Company and reflects HLTH’s average cost of these benefits per employee. Healthcare expense is reflected in the accompanying consolidated statements of operations in the same expense captions as the related salary costs of those employees.

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

The following table summarizes the allocations reflected in the Company’s consolidated financial statements:

	Years Ended December 31,
	2008	2007	2006

Charges from the Company to HLTH:
Intercompany revenue	$80	$250	$496
Charges from HLTH to the Company:
Corporate services	3,410	3,340	3,190
Healthcare expense	8,220	5,877	4,116
Stock-based compensation expense	257	2,249	6,183

6.	Investment and Business Combinations

2008 Investment

On November 19, 2008, the Company acquired Series D preferred stock in a privately held company. The total investment was approximately $6,471, which includes approximately $470 of acquisition costs and is included within other assets in the accompanying balance sheet as of December 31, 2008. Since the Company does not have the ability to exercise significant influence over this company, the investment is accounted for under the cost method.

2006 Acquisitions

On December 15, 2006 (the “Subimo Closing Date”), the Company acquired all of the outstanding limited liability company interests of Subimo, LLC (“Subimo”), a privately held provider of healthcare decision-support applications to large employers, health plans and financial institutions. The initial purchase consideration for Subimo was valued at approximately $59,320, comprised of $32,820 in cash, net of cash acquired, $26,000 of WebMD Class A Common Stock and $500 of acquisition costs. Pursuant to the terms of the Subimo Purchase Agreement, the Company deferred the issuance of the $26,000 of equity equal to

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

640,930 shares of Class A Common Stock. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price and intangible asset valuation, goodwill of $47,776 and intangible assets subject to amortization of $12,300 were recorded. The intangible assets are comprised of $10,000 relating to customer relationships with estimated useful lives of twelve years and $2,300 relating to acquired technology with an estimated useful life of three years. The goodwill and intangible assets recorded will be deductible for tax purposes. The results of operations of Subimo have been included in the financial statements of the Company from December 15, 2006, the closing date of the acquisition, and are included in the Online Services segment.

The Deferred Shares were ultimately issued on December 3, 2008 and were repurchased from the Subimo Sellers immediately following their issuance at a purchase price of $20.00 per share, the closing market price of the Company’s Class A Common Stock on The Nasdaq Global Select Market on December 3, 2008. Since the Deferred Shares had a market value that was less than $24.34 per share when issued, the Company was required, under the Subimo Purchase Agreement, to pay additional cash consideration to the Subimo Sellers at the time of the issuance of the shares in an amount equal to the aggregate shortfall, which was $2,782. This payment was reflected as a reduction to additional paid-in capital in the accompanying consolidated balance sheets.

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

On June 13, 2006, the Company acquired Summex Corporation (“Summex”), a provider of health and wellness programs that include online and offline health risk assessments, lifestyle education and personalized telephonic health coaching. The total purchase consideration for Summex was approximately $30,043, comprised of $29,543 in cash, net of the cash acquired, and $500 of acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values. In connection with the allocation of the purchase price and intangible asset valuations, goodwill of $18,852 and intangible assets subject to amortization of $11,300 were recorded. The goodwill and intangible assets recorded will not be deductible for tax purposes. The intangible assets are comprised of $6,000 relating to customer relationships with estimated useful lives of eleven years, $2,700 relating to acquired technology with an estimated useful life of three years, $1,100 relating to content with an estimated useful life of four years and $1,500 relating to a trade name with an estimated useful life of ten years. The results of operations of Summex have been included in the financial statements of the Company from June 13, 2006, the closing date of the acquisition, and are included in the Online Services segment.

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

Condensed Balance Sheet Data

The following table summarizes the tangible and intangible assets acquired, the liabilities assumed and the consideration paid for each acquisition:

	Subimo	Medsite	Summex	eMedicine

Accounts receivable	$1,725	$2,469	$1,064	$1,717
Deferred revenue	(6,900)	(13,124)	(1,173)	(2,612)
Other tangible assets (liabilities), net	4,419	(812)	—	(1,004)
Intangible assets	12,300	11,000	11,300	6,390
Goodwill	47,776	31,934	18,852	20,704

Total purchase price	$59,320	$31,467	$30,043	$25,195

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

Year Ended
December 31,
2006

Revenue	$276,970
Net loss	(6,791)
Basic and diluted net loss per common share	(0.12)

7.	Significant Transactions

America Online, Inc.

In May 2001, HLTH entered into an agreement for a strategic alliance with Time Warner, Inc. (“Time Warner”). Under the agreement, the Company was the primary provider of healthcare content, tools and services for use on certain America Online (“AOL”) properties. The agreement ended on May 1, 2007. Under

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the agreement, the Company and AOL shared certain revenue from advertising, commerce and programming on the health channels of the AOL properties and on a co-branded service created for AOL by the Company. The Company was entitled to share in revenue and was guaranteed a minimum of $12,000 during each contract year from May 1, 2005 through May 1, 2007 when the agreement ended for its share of advertising revenue. Included in the accompanying consolidated statements of operations, for the years ended December 31, 2007 and 2006 is revenue of $2,658 and $8,312, respectively, related to sales to third parties of advertising and sponsorship on the AOL health channels, primarily sold through the Company’s sales organization. Also included in revenue during the years ended December 31, 2007 and 2006 is $1,515 and $5,125, respectively, related to the guarantee discussed above.

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

Fidelity Human Resources Services Company LLC

In 2004, the Company entered into an agreement with Fidelity Human Resources Services Company LLC (“FHRS”) to integrate the Company’s private portals product into the services FHRS provides to its clients. FHRS provides human resources administration and benefit administration services to employers. The Company recorded revenue of $9,399, $10,362 and $7,802 during the years ended December 31, 2008, 2007 and 2006, respectively, and $2,070 and $2,069 is included in accounts receivable as of December 31, 2008 and 2007, respectively, related to the FHRS agreement. FHRS is an affiliate of FMR Corp, which reported beneficial ownership of approximately 5.2%, 16.5% and 10.8% of the Company’s Class A Common Stock at December 31, 2008, 2007 and 2006, respectively, and 9.9%, 13.6% and 13.0% of HLTH’s common stock at December 31, 2008, 2007 and 2006, respectively.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

members, including lifestyle education and personalized telephonic health coaching. The Company also provides e-detailing promotion and physician recruitment services for use by pharmaceutical, medical device and healthcare companies.

•	Publishing and Other Services. The Company publishes WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms; and The Little Blue Book, a physician directory. As a result of the acquisition of Conceptis, the Company conducted in-person medical education from December 2005 through December 31, 2006, the date at which it no longer provided this service.

The performance of the Company’s business is monitored based on earnings before interest, taxes, non-cash and other items. Other items include restructuring expense and an impairment charge related to the Company’s auction rate securities. Corporate and other overhead functions are allocated to segments on a specifically identifiable basis or other reasonable method of allocation. The Company considers these allocations to be a reasonable reflection of the utilization of costs incurred. The Company does not disaggregate assets for internal management reporting and, therefore, such information is not presented. There are no inter-segment revenue transactions.

Summarized financial information for each of the Company’s operating segments and a reconciliation to net income are presented below:

	Years Ended December 31,
	2008	2007	2006

Revenue
Online Services:
Advertising and sponsorship	$275,790	$229,333	$170,626
Licensing	89,126	81,471	55,621
Content syndication and other	1,434	2,378	3,518

Total Online Services	366,350	313,182	229,765
Publishing and Other Services	16,427	18,772	19,011

	$382,777	$331,954	$248,776

Earnings before interest, taxes, non-cash and other items
Online Services	$95,435	$80,594	$52,324
Publishing and Other Services	1,147	4,103	362

	96,582	84,697	52,686
Interest, taxes, non-cash and other items
Interest income	10,452	12,378	5,099
Depreciation and amortization	(28,291)	(27,233)	(17,639)
Non-cash advertising	(5,097)	(5,264)	(7,415)
Non-cash stock-based compensation	(13,472)	(19,391)	(26,697)
Impairment of auction rate securities	(27,406)	—	—
Restructuring	(2,910)	—	—
Income tax (provision) benefit	(3,021)	17,255	(3,883)

Income from continuing operations	26,837	62,442	2,151
(Loss) income from discontinued operations, net of tax	(135)	3,442	385

Net income	$26,702	$65,884	$2,536

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Long-Lived Assets

Property and Equipment

Property and equipment consists of the following:

	December 31,
	2008	2007

Computer equipment	$25,988	$17,822
Office equipment, furniture and fixtures	6,778	6,107
Software	23,420	15,900
Leasehold improvements	19,455	16,753
Web site development costs	26,210	21,389

	101,851	77,971
Less: accumulated depreciation	(47,588)	(29,382)

Property and equipment, net	$54,263	$48,589

Depreciation expense was $18,576, $14,179 and $6,374 in 2008, 2007 and 2006, respectively.

Goodwill and Intangible Assets

SFAS No. 142 requires that goodwill and certain intangibles be tested for impairment at least annually or when indicators of impairment are present. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144. Based on the Company’s analysis, there was no impairment of goodwill in connection with the annual impairment tests that were performed during the years ended December 31, 2008, 2007 and 2006.

The changes in the carrying amount of goodwill during the years ended December 31, 2008 and 2007 are as follows:

		Publishing
	Online	and Other
	Services	Services	Total

Balance as of January 1, 2007	$213,983	$11,045	$225,028
Purchase price allocations and other adjustments	(3,599)	—	(3,599)

Balance as of December 31, 2007	210,384	11,045	221,429
Tax valuation allowance reversal	(1,270)	—	(1,270)
Purchase price allocations	(148)	—	(148)

Balance as of December 31, 2008	$208,966	$11,045	$220,011

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets subject to amortization consist of the following:

	December 31, 2008				December 31, 2007
				Weighted				Weighted
	Gross			Average	Gross			Average
	Carrying	Accumulated		Remaining	Carrying	Accumulated		Remaining
	Amount	Amortization	Net	Useful Life(a)	Amount	Amortization	Net	Useful Life(a)

Content	$15,954	$(14,541)	$1,413	1.7	$15,954	$(12,581)	$3,373	2.1
Customer relationships	33,191	(13,633)	19,558	8.7	33,191	(10,183)	23,008	9.2
Technology and patents	14,967	(13,637)	1,330	0.8	14,967	(10,126)	4,841	1.5
Trade names	7,817	(3,519)	4,298	6.9	7,817	(2,725)	5,092	7.7

Total	$71,929	$(45,330)	$26,599	7.6	$71,929	$(35,615)	$36,314	7.3

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

Amortization expense was $9,715, $13,054 and $11,265 in 2008, 2007 and 2006, respectively. Future amortization expense for intangible assets is estimated to be:

Years ending December 31:

2009	6,401
2010	3,337
2011	2,464
2012	2,464
2013	2,464
Thereafter	9,469

10.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2008	2007

Accrued compensation	$20,366	$17,171
Accrued outside services	2,492	2,308
Accrued marketing and distribution	1,937	1,788
Accrued purchases of property and equipment	1,518	897
Other accrued liabilities	5,041	4,334

Total accrued expenses	$31,354	$26,498

11.	Restructuring

As a result of the completion of the integration of previously acquired businesses and efficiencies that the Company continues to realize from infrastructure investments. The Company recorded a restructuring charge during 2008 of $2,460 for the severance expenses related to the reduction of approximately 5% of the work force and $450 of costs to consolidate facilities and other exit costs. The remaining accrual related to this charge is $2,530 and is reflected in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2008.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments and Contingencies

Legal Proceedings

Department of Justice and SEC Investigations of HLTH

As previously disclosed, the United States Attorney for the District of South Carolina is conducting an investigation of HLTH, which HLTH first learned about on September 3, 2003. Based on the information available to HLTH, it believes that the investigation relates principally to issues of financial accounting improprieties for Medical Manager Corporation, a predecessor of HLTH (by its merger into HLTH in September 2000), and, more specifically, its Medical Manager Health Systems, Inc. subsidiary. Medical Manager Health Systems was a predecessor to Emdeon Practice Services, Inc., a subsidiary that HLTH sold to Sage Software, Inc. in September 2006.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On February 27, 2007, the United States Attorney filed a Second Superseding Indictment with respect to the former officers and employees of Medical Manager Health Systems charged under the prior Indictment, other than Mr. Juzang. The allegations set forth in the Second Superseding Indictment are substantially similar to those described above. The trial of the indicted former officers and directors of Medical Manager Health Systems has been scheduled for May 4, 2009. Mr. Robbins passed away on September 27, 2008 and on October 15, 2008 the court granted a motion to dismiss Mr. Robbins from the Second Superseding Indictment.

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

Leases

The Company leases its office space and data center locations under operating lease agreements that expire at various dates through 2018. Total rent expense for all operating leases was approximately $6,694, $6,474 and $4,808 in 2008, 2007 and 2006, respectively. Included in other long-term liabilities as of December 31, 2008 and 2007 were $8,320 and $9,171, respectively, related to lease incentives and the difference between rent expense and the rental amount payable for leases with fixed escalations.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease commitments under non-cancelable lease agreements at December 31, 2008 were as follows:

Years ending December 31,

2009	$7,651
2010	7,484
2011	6,690
2012	4,923
2013	4,543
Thereafter	11,440

Total minimum lease payments	$42,731

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

The Company has various stock compensation plans under which directors, officers and other eligible employees receive awards of options to purchase the Company’s Class A Common Stock and HLTH Common Stock and restricted shares of the Company’s Class A Common Stock and HLTH Common Stock. The following sections of this note summarize the activity for each of these plans.

HLTH Plans

Certain WebMD employees participate in the stock-based compensation plans of HLTH (collectively, the “HLTH Plans”). Under the HLTH Plans certain of the Company’s employees have received grants of options to purchase HLTH Common Stock and restricted shares of HLTH Common Stock. Additionally, all eligible WebMD employees were provided the opportunity to participate in HLTH’s employee stock purchase plan until HLTH terminated the stock purchase plan on April 30, 2008. All unvested options to purchase HLTH Common Stock and restricted shares of HLTH Common Stock held by the Company’s employees as of the effective date of the IPO continue to vest under the original terms of those awards. An aggregate of 2,843,675 shares of HLTH Common Stock remained available for grant under the HLTH Plans at December 31, 2008.

Stock Options

Generally, options under the HLTH Plans vest and become exercisable ratably over periods ranging from three to five years based on their individual grant dates subject to continued employment on the applicable vesting dates. The majority of options granted under the HLTH Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of HLTH’s Common Stock on the date

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of grant. The following table summarizes activity for the HLTH Plans relating to the Company’s employees for the years ended December 31, 2008, 2007 and 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Shares	Per Share	(In Years)	Value(1)

Outstanding at January 1, 2006	19,628,206	$11.75
Exercised	(3,634,936)	7.20
Forfeited	(847,500)	16.11
Net transfers to HLTH	(280,514)	8.46

Outstanding at December 31, 2006	14,865,256	12.68
Exercised	(4,479,012)	11.06
Forfeited	(1,167,268)	10.69
Net transfers to HLTH	(392,988)	15.41

Outstanding at December 31, 2007	8,825,988	13.59
Granted	180,000	9.46
Exercised	(900,551)	7.41
Forfeited	(423,630)	21.28
Net transfers from HLTH	3,750	9.70

Outstanding at December 31, 2008	7,685,557	$13.80	2.9	$5,796

Vested and exercisable at the end of the year	7,384,458	$13.98	2.7	$5,449

(1)	The aggregate intrinsic value is based on the market price of HLTH’s Common Stock on December 31, 2008, which was $10.46, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on December 31, 2008.

The following table summarizes information with respect to HLTH options outstanding and options exercisable related to the Company’s employees at December 31, 2008:

	Outstanding			Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
		Exercise Price	Contractual Life		Exercise Price
Exercise Prices	Shares	Per Share	(In Years)	Shares	Per Share

$3.43-$8.59	1,662,510	$7.74	4.8	1,639,760	$7.74
$8.60-$10.87	1,108,872	9.32	6.0	830,523	9.29
$11.55	1,625,000	11.55	1.4	1,625,000	11.55
$11.69-$15.00	1,576,250	12.96	1.6	1,576,250	12.96
$15.06-$94.69	1,712,925	25.47	1.6	1,712,925	25.47

	7,685,557	$13.80	2.9	7,384,458	$13.98

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model, considering the assumptions noted in the following table.

Year Ended
December 31,
2008

Expected dividend yield	0%
Expected volatility	0.37
Risk free interest rate	1.36%
Expected term (years)	3.6
Weighted-average fair value of options granted during the year	$2.78

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

Restricted Stock Awards

HLTH Restricted Stock consists of shares of HLTH Common Stock which have been awarded to the Company’s employees with restrictions that cause them to be subject to substantial risk of forfeiture and restrict their sale or other transfer by the employee until they vest. Generally, HLTH Restricted Stock awards vest ratably over periods ranging from three to five years based on their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity of non-vested HLTH Restricted Stock relating to the Company’s employees for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Balance at the beginning of the year	3,125	$11.74	202,414	$8.92	423,860	$8.46
Vested	(3,125)	11.74	(130,302)	8.65	(218,112)	8.03
Forfeited	—	—	(75,237)	9.51	—	—
Net transfers from (to) HLTH	—	—	6,250	11.74	(3,334)	8.59

Balance at the end of the year	—	$—	3,125	$11.74	202,414	$8.92

Proceeds received by HLTH from the exercise of options to purchase HLTH Common Stock were $6,672, $49,538 and $26,173 for the years ended December 31, 2008, 2007 and 2006, respectively. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of HLTH Restricted Stock that vested was $3,685, $18,326 and $18,020 for the years ended December 31, 2008, 2007 and 2006, respectively.

WebMD Plans

During September 2005, the Company adopted the 2005 Long-Term Incentive Plan (as amended, the “2005 Plan”). In connection with the acquisition of Subimo, LLC in December 2006, the Company adopted the WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (as amended, the “Subimo Plan”). The terms of the Subimo Plan are similar to the terms of the 2005 Plan but it has not been

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approved by the Company’s stockholders. Awards under the Subimo Plan were made on the date of the Company’s acquisition of Subimo, LLC in reliance on the NASDAQ Global Select Market exception to shareholder approval for equity grants to new hires. No additional grants will be made under the Subimo Plan. The 2005 Plan and the Subimo Plan are included in all references as the “WebMD Plans.” The maximum number of shares of the Company’s Class A Common Stock that may be subject to options or restricted stock awards under the WebMD Plans was 14,980,574 as of December 31, 2008, subject to adjustment in accordance with the terms of the WebMD Plans. The Company had an aggregate of 2,049,732 shares of Class A Common Stock available for future grants under the WebMD Plans at December 31, 2008. Shares of Class A Common Stock are issued from treasury stock when options are exercised or restricted stock is granted to the extent shares are available in treasury, otherwise new Class A Common Stock is issued in connection with these transactions.

Stock Options

Generally, options under the WebMD Plans vest and become exercisable ratably over periods ranging from four to five years based on their individual grant dates subject to continued employment on the applicable vesting dates. The options granted under the WebMD Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of the Company’s Class A Common Stock on the date of grant. The following table summarizes activity for the WebMD Plans for the years ended December 31, 2008, 2007 and 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Shares	Per Share	(In Years)	Value(1)

Outstanding at January 1, 2006	4,533,100	$18.31
Granted	1,683,700	38.16
Exercised	(291,154)	18.05
Forfeited	(523,863)	27.84

Outstanding at December 31, 2006	5,401,783	23.59
Granted	998,850	47.49
Exercised	(684,909)	20.96
Forfeited	(695,173)	31.80

Outstanding at December 31, 2007	5,020,551	27.56
Granted	6,148,925	24.37
Exercised	(216,311)	17.55
Forfeited	(668,929)	33.77

Outstanding at December 31, 2008	10,284,236	$25.46	8.8	$15,716

Vested and exercisable at the end of the year	2,379,425	$23.36	7.0	$10,458

(1)	The aggregate intrinsic value is based on the market price of the Company’s Class A Common Stock on December 31, 2008, which was $23.59, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on December 31, 2008.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information with respect to options outstanding and options exercisable at December 31, 2008:

	Outstanding			Exercisable
		Weighted	Weighted Average		Weighted
		Average	Remaining		Average
		Exercise Price	Contractual Life		Exercise Price
Exercise Prices	Shares	Per Share	(In Years)	Shares	Per Share

$17.50	2,486,530	$17.50	6.8	1,717,267	$17.50
$18.37-$19.95	114,400	19.27	9.9	—	—
$20.52-$23.61	5,377,825	23.60	9.9	—	—
$23.74-$49.54	2,074,931	37.19	8.3	601,823	37.16
$49.82-$61.35	230,550	52.44	8.5	60,335	52.42

	10,284,236	$25.46	8.8	2,379,425	$23.36

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model considering the assumptions noted in the following table.

	Years Ended December 31,
	2008	2007	2006

Expected dividend yield	0%	0%	0%
Expected volatility	0.57	0.44	0.60
Risk free interest rate	1.23%	4.25%	4.69%
Expected term (years)	3.3	3.4	3.2
Weighted-average fair value of options granted during the year	$9.88	$17.26	$17.33

Prior to August 1, 2007, expected volatility was based on implied volatility from traded options of stock of comparable companies combined with historical stock price volatility of comparable companies. Beginning on August 1, 2007, expected volatility is based on implied volatility from traded options of the Company’s Class A Common Stock combined with historical volatility of the Company’s Class A Common Stock. The expected term represents the period of time that options are expected to be outstanding following their grant date, and was determined using historical exercise data. The risk-free rate is based on the U.S. Treasury yield curve for periods equal to the expected term of the options on the grant date.

Restricted Stock Awards

The Company Restricted Stock consists of shares of the Company’s Class A Common Stock which have been awarded to employees with restrictions that cause them to be subject to substantial risk of forfeiture and restrict their sale or other transfer by the employee until they vest. Generally, the Company’s Restricted Stock awards vest ratably over periods ranging from four to five years from their individual award dates subject to

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continued employment on the applicable vesting dates. The following table summarizes the activity of non-vested Company Restricted Stock for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Balance at the beginning of the year	307,722	$29.46	441,683	$25.49	376,621	$17.55
Granted	555,400	23.74	71,700	47.02	184,710	39.50
Vested	(100,562)	23.78	(104,809)	21.92	(94,418)	17.61
Forfeited	(56,551)	36.28	(100,852)	32.42	(25,230)	39.00

Balance at the end of the year	706,009	$25.22	307,722	$29.46	441,683	$25.49

Proceeds received from the exercise of options to purchase the Company’s Class A Common Stock were $3,797, $14,355 and $5,257 for the years ended December 31, 2008, 2007 and 2006, respectively. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of the Company Restricted Stock that vested was $6,100, $24,821 and $9,115 for the years ended December 31, 2008, 2007 and 2006, respectively.

Employee Stock Purchase Plan

HLTH’s Employee Stock Purchase Plan (“ESPP”) allowed eligible employees of the Company the opportunity to purchase shares of HLTH Common Stock through payroll deductions, up to 15% of a participant’s annual compensation with a maximum of 5,000 shares available per participant during each purchase period. The purchase price of the stock was 85% of the fair market value on the last day of each purchase period. During the years ended December 31, 2008, 2007 and 2006, 31,787, 45,755 and 54,822 shares, respectively, of HLTH Common Stock were issued to the Company’s employees under HLTH’s ESPP. The ESPP was terminated effective April 30, 2008.

Other

At the time of the IPO and each year on the anniversary of the IPO, the Company issued shares of its Class A Common Stock to each non-employee director with a value equal to the director’s annual board and committee retainers. The Company recorded $340 of stock-based compensation expense during each of the years ended December 31, 2008, 2007 and 2006, in connection with these issuances.

Additionally, the Company recorded $1,070, $1,094 and $69 of stock-based compensation expense during the years ended December 31, 2008, 2007 and 2006, respectively, in connection with a stock transferability right for shares that were issued in connection with the acquisition of Subimo, LLC by the Company.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the components and classification of stock-based compensation expense:

	Years Ended December 31,
	2008	2007	2006

HLTH Plans:
Stock options	$182	$2,455	$5,172
Restricted stock	43	(313)	916
WebMD Plans:
Stock options	10,350	13,141	16,606
Restricted stock	1,446	2,546	3,499
ESPP	32	107	95
Other	1,419	1,455	409

Total stock-based compensation expense	$13,472	$19,391	$26,697

Included in:
Cost of operations	$3,843	$5,063	$8,744
Sales and marketing	3,631	5,056	5,870
General and administrative	5,998	9,272	12,083

Total stock-based compensation expense	$13,472	$19,391	$26,697

Tax benefits attributable to the stock-based compensation expense were only realized in certain states in which the Company does not have NOL carryforwards and for alternative minimum tax which limits the utilization of NOL carryforwards. As of December 31, 2008, approximately $556 and $75,837, of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 2.5 years and 3.6 years, related to the HLTH Plans, and WebMD Plans, respectively.

14.	Retirement Plans

HLTH maintains a defined contribution retirement plan (the “Retirement Plan”) that covers substantially all of the Company’s employees. This Retirement Plan provides for matching contributions and discretionary contributions. The Company has recorded expense related to this Retirement Plan of $1,247, $996 and $655 in 2008, 2007 and 2006, respectively.

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

	December 31,
	2008	2007

Deferred tax assets:
Federal net operating loss carryforwards	$187,268	$209,742
State net operating loss carryforwards	23,640	23,467
Federal tax credits	2,935	1,945
Other accrued expenses	9,672	7,820
Allowance for doubtful accounts	520	466
Depreciation	1,426	1,225
Intangible assets	5,228	2,895
Prepaid assets	252	7,986
Stock-based compensation	14,668	12,353
Auction rate securities	12,495	—
Other	—	200

Total deferred tax assets	258,104	268,099
Valuation allowance	(226,006)	(242,619)

Net deferred tax assets	32,098	25,480

Deferred tax liabilities:
Goodwill	(12,563)	(9,082)

Total deferred tax liabilities	(12,563)	(9,082)

Net deferred tax assets	$19,535	$16,398

	December 31,
	2008	2007

Current deferred tax assets, net:
Current deferred tax assets, net of deferred tax liabilities	$43,640	$42,545
Valuation allowance	(38,165)	(38,553)

Current deferred tax assets, net	5,475	3,992

Non-current deferred tax assets, net:
Non-current deferred tax assets, net of deferred tax liabilities	201,901	216,472
Valuation allowance	(187,841)	(204,066)

Non-current deferred tax assets, net	14,060	12,406

Net deferred tax assets	$19,535	$16,398

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax provision (benefit) was as follows:

	Years Ended December 31,
	2008	2007	2006

Current:
Federal	$935	$303	$48
State	2,642	1,853	1,721
Foreign	304	37	10

Current income tax provision	3,881	2,193	1,779
Deferred:
Federal	(2,207)	(21,948)	1,759
State	1,347	995	251

Deferred income tax (benefit) provision	(860)	(20,953)	2,010
Reversal of valuation allowance applied to goodwill	—	231	94
Reversal of valuation allowance applied to additional paid-in capital	—	1,274	—

Total income tax provision (benefit)	$3,021	$(17,255)	$3,883

The reconciliation between the federal statutory rate and the effective income tax rate is as follows:

	Years Ended December 31,
	2008	2007	2006

United States federal statutory rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	2.0	0.1	(31.7)
Valuation allowance	(52.8)	(82.8)	32.4
Amortization	19.7	—	—
Non-deductible officer compensation	0.3	1.0	20.7
Other	5.9	8.5	8.0

Effective income tax rate	10.1%	(38.2)%	64.4%

Until the quarter ended December 31, 2007, a full valuation allowance had been provided against all net deferred tax assets, except for a deferred tax liability originating from the Company’s business combinations that resulted in tax-deductible goodwill which is indefinite as to when such liability will reverse. During the quarters ended December 31, 2008 and 2007, after consideration of the relevant positive and negative evidence, the Company reversed $23,683 and $25,481, respectively, of its valuation allowance primarily through the tax provision. The valuation allowance for deferred tax assets decreased by $16,613 and $34,988 in 2008 and 2007, respectively.

On a separate return basis, as of December 31, 2008, the Company had NOL carryforwards for federal income tax purposes of approximately $607,811, which expire in 2010 through 2025, and federal tax credits of approximately $3,546, which excludes the impact of any unrecognized tax benefits, which expire in 2017 through 2027. Approximately $207,990 and $33,063 of these NOL carryforwards were recorded through additional paid-in capital and goodwill, respectively. Therefore, if in the future the Company believes that it is more likely than not that these tax benefits will be realized, this portion of the valuation allowance will be reversed against additional paid-in capital and goodwill, respectively. However, upon the adoption of SFAS 141R on January 1, 2009, the reversal of a valuation allowance related to acquired deferred tax assets will no longer be recognized in goodwill and instead will be recognized as a component of the income tax provision.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company uses the “with-and-without” approach as described in EITF Topic No. D-32 in determining the order in which tax attributes are utilized. Using the “with-and-without” approach, the Company will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. As a result of this approach, tax NOL carryforwards generated from operations and acquired entities are considered utilized before the current period’s share-based deduction.

The Company has excess tax benefits related to stock option exercises subsequent to the adoption of SFAS 123(R) of $72,758 that are not recorded as a deferred tax asset as the amounts would not have resulted in a reduction in current taxes payable if all other tax attributes currently available to the Company were utilized. The benefit of these deductions is recorded to additional paid-in capital at the time the tax deduction results in a reduction of current taxes payable.

On a legal entity basis, as of December 31, 2008, the Company had NOL carryforwards for federal income tax purposes of approximately $141,001, which expire in 2010 through 2027, and federal tax credits of approximately $3,592, which excludes the impact of any unrecognized tax benefits, which expire in 2008 through 2028. These amounts reflect the utilization of NOL carryforwards by HLTH as a result of the sale of certain of its businesses.

Under the U.S. Internal Revenue Code and applicable Treasury regulations relating to manner and order in which NOL carryforwards are utilized when filing consolidated tax returns, a portion of the Company’s actual NOL carryforwards may be required to be utilized by HLTH before HLTH would be permitted to utilize its own NOL carryforwards. Correspondingly, in some situations, such as where HLTH’s NOL carryforwards were the first to be generated, the Company may be required to utilize a portion of HLTH’s NOL carryforwards before the Company would have to utilize its own NOL carryforwards.

On November 25, 2008, HLTH repurchased 83,699,922 shares of its common stock in a tender offer. The tender offer resulted in a cumulative change of more than 50% of the ownership of HLTH’s capital, as determined under rules prescribed by the U.S. Internal Revenue Code and applicable Treasury regulations. As a result of this ownership change, there will be an annual limitation imposed on the ability to utilize the Company’s NOL carryforwards and federal tax credits.

For the years ended December 31, 2007 and 2006, the Company had profitable operations in certain states in which the Company did not have NOLs to offset that income, or utilized NOLs established through additional paid-in capital. Accordingly, the Company provided for taxes of $3,127 and $1,721 related to state and other jurisdictions during the years ended December 31, 2007 and 2006, respectively. In addition, the income tax provision in 2007 and 2006 includes a non-cash provision for taxes of $231 and $94, respectively, that has not been reduced by the decrease in valuation allowance as these tax benefits were acquired through business combinations. Of these amounts, a portion is included in the due from HLTH balance in the accompanying consolidated balance sheets.

As of December 31, 2008 and 2007, the Company had unrecognized income tax benefits of $611 and $603, respectively, which if recognized, none would be reflected as a component of the income tax provision. No interest and penalties were accrued as of December 31, 2008 and 2007.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity of unrecognized tax benefits for the years ended December 31, 2008 and 2007:

	Years Ended December 31,
	2008	2007

Balance at the beginning of the year	$603	$603
Increases related to prior year tax positions	111	—
Decreases related to prior year tax positions	(32)	—
Expiration of the statute of limitations for the assessment of taxes	(71)	—

Balance at the end of the year	$611	$603

Although the Company files U.S. federal, and various state and other tax returns, the major taxing jurisdiction is the U.S. The Company is currently under audit for state tax purposes and will have statutes of limitations with respect to certain tax returns expiring within the next twelve months. However, the Company does not expect a significant change in the unrecognized income tax benefits within the next twelve months. With the exception of adjusting NOL carryforwards that may be utilized, the Company is no longer subject to federal income tax examinations for tax years before 2005 and for state and local income tax examinations for years before 2003.

16.	Fair Value Disclosures and Credit Facility

Effective January 1, 2008, the Company adopted SFAS 157 for assets and liabilities measured at fair value on a recurring basis. SFAS 157 establishes a common definition for fair value to be applied to existing GAAP that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of SFAS 157 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

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

The Company did not have any Level 1 or Level 2 assets as of December 31, 2008. The following table sets forth the Company’s Level 3 financial assets that were measured at fair value on a recurring basis as of December 31, 2008 and the respective fair values at December 31, 2007:

	December 31,
	2008	2007

Financial assets carried at fair value:
Auction rate securities	$133,563	$80,900

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the beginning and ending balances of the Company’s Level 3 assets, which consist of the Company’s ARS holdings:

Balance as of January 1, 2008	$—
Transfers to Level 3	169,200
Redemptions	(4,400)
Impairment charge included in earnings	(27,406)
Interest income accretion included in earnings	446
Unrealized losses included in other comprehensive (loss) income	(4,277)

Balance as of December 31, 2008	$133,563

The Company holds investments in ARS which have been classified as Level 3 assets as described above. The types of ARS holdings the Company owns are backed by student loans, which are 97% guaranteed under the Federal Family Education Loan Program (FFELP), and had credit ratings of AAA or Aaa when purchased. Historically, the fair value of the Company’s ARS holdings approximated par value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, all auctions involving these securities have failed. As a secondary market has yet to develop, these investments have been reclassified to long-term investments as of December 31, 2008. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. During the three months ended March 31, 2008, the Company concluded that the estimated fair value of the ARS no longer approximated the face value due to the lack of liquidity. The securities have been classified within Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

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

In making the determination that the impairment was other-than-temporary, the Company considered (i) the current market liquidity for ARS, particularly student loan backed ARS, (ii) the long-term maturities of the loan portfolios underlying each ARS owned by the Company which, on a weighted average basis, extended to as many as 14 years as of March 31, 2008 and (iii) the ability and intent of the Company to hold its ARS investments until sufficient liquidity returns to the auction rate market to enable the sale of these securities or until the investments mature.

During the year ended December 31, 2008, the Company received $4,400 associated with the partial redemption of certain of its ARS holdings, which represented 100% of their face value. As a result, as of December 31, 2008, the total face value of the Company’s ARS holdings was $164,800, compared to a fair value of $133,563. In addition to the impairment charge discussed above, during 2008 the Company reduced

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the carrying value of its ARS holdings by $4,277. Since this reduction in value resulted from fluctuations in interest rate assumptions, the Company assessed this reduction to be temporary in nature, and accordingly, this amount has been recorded as an unrealized loss in other comprehensive income in the accompanying balance sheets. During 2007 and 2006, the Company did not recognize any realized or unrealized gains or losses from ARS holdings. The Company continues to monitor the market for ARS as well as the individual ARS investments it owns. The Company may be required to record additional losses in future periods if the fair value of its ARS holdings deteriorates further.

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

No borrowings have been made under the Credit Facility to date. The Company can make borrowings under its Credit Facility until May 2009. The interest rate applicable to such borrowings is one-month LIBOR plus 250 basis points. Any borrowings outstanding under the Credit Facility after March 2009 become demand loans, subject to 60 days notice, with recourse only to the pledged collateral.

17.	Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income, such as changes in unrealized gains (losses) on available-for-sale marketable securities. The following table presents the components of comprehensive income:

	Years Ended December 31,
	2008	2007	2006

Unrealized (losses) gains on securities	$(4,277)	$—	$112

Other comprehensive (loss) income	(4,277)	—	112
Net income	26,702	65,884	2,536

Comprehensive income	$22,425	$65,884	$2,648

18.	Supplemental Disclosure of Cash Flow Information

	Years Ended December 31,
	2008	2007	2006

Supplemental Disclosure of Cash Flow Information:
Taxes paid, net of refunds	$1,137	$2,909	$1,127

Supplemental Schedule of Non-cash Investing Activities:
Equity consideration of Subimo Acquisition	$—	$—	$26,000

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Quarterly Financial Data (Unaudited)

The following tables summarize the quarterly financial data for 2008 and 2007:

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$81,682	$89,176	$100,387	$111,532
Costs and expenses:
Cost of operations	31,570	32,763	35,322	38,708
Sales and marketing	25,830	25,460	26,441	30,585
General and administrative	13,775	14,614	15,209	14,487
Depreciation and amortization	6,785	7,188	7,133	7,185
Interest income	3,453	2,350	2,616	2,033
Impairment of auction rate securities	27,406	—	—	—
Restructuring	—	—	—	2,910

(Loss) income from continuing operations before income tax provision (benefit)	(20,231)	11,501	18,898	19,690
Income tax provision (benefit)	3,104	5,149	8,132	(13,364)

(Loss) income from continuing operations	(23,335)	6,352	10,766	33,054
Loss from discontinued operations, net of tax	—	—	—	(135)

Net (loss) income	$(23,335)	$6,352	$10,766	$32,919

Basic income (loss) per common share:
(Loss) income from continuing operations	$(0.40)	$0.11	$0.19	$0.57
Loss from discontinued operations, net of tax	—	—	—	(0.00)

Net (loss) income	$(0.40)	$0.11	$0.19	$0.57

Diluted income (loss) per common share:
(Loss) income from continuing operations	$(0.40)	$0.11	$0.18	$0.57
Loss from discontinued operations, net of tax	—	—	—	(0.01)

Net (loss) income	$(0.40)	$0.11	$0.18	$0.56

Weighted-average shares outstanding used in
computing net income (loss) per common share:
Basic	57,636	57,693	57,770	57,771

Diluted	57,636	59,061	59,111	58,384

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$71,944	$77,270	$86,098	$96,642
Costs and expenses:
Cost of operations	28,618	28,997	30,021	29,645
Sales and marketing	22,870	21,929	22,459	26,387
General and administrative	15,505	15,981	15,388	14,112
Depreciation and amortization	5,991	6,941	7,085	7,216
Interest income	1,985	3,051	3,486	3,856

Income from continuing operations before income tax provision (benefit)	945	6,473	14,631	23,138
Income tax provision (benefit)	210	1,332	3,129	(21,926)

Income from continuing operations	735	5,141	11,502	45,064
(Loss) income from discontinued operations, net of tax	(29)	249	(10)	3,232

Net income	$706	$5,390	$11,492	$48,296

Basic income (loss) per common share:
Income from continuing operations	$0.01	$0.09	$0.20	$0.78
(Loss) income from discontinued operations	(0.00)	0.00	(0.00)	0.06

Net income	$0.01	$0.09	$0.20	$0.84

Diluted income (loss) per common share:
Income from continuing operations	$0.01	$0.09	$0.19	$0.75
(Loss) income from discontinued operations	(0.00)	0.00	(0.00)	0.06

Net income	$0.01	$0.09	$0.19	$0.81

Weighted-average shares outstanding used in computing net income (loss) per common share:
Basic	56,976	57,071	57,154	57,534

Diluted	59,630	59,748	59,848	59,748

Schedule II. Valuation and Qualifying Accounts

	Years Ended December 31, 2008, 2007 and 2006
	Balance at	Charged to
	Beginning	Costs and				Balance at
	of Year	Expenses	Acquired	Write-offs	Other(a)	End of Year

December 31, 2008
Allowance for Doubtful Accounts	$1,165	$668	$—	$(532)	$—	$1,301
Valuation Allowance for Deferred Tax Assets	242,619	(15,939)	(1,470)	—	796	226,006
December 31, 2007
Allowance for Doubtful Accounts	956	1,074	—	(865)	—	1,165
Valuation Allowance for Deferred Tax Assets	277,607	(38,286)	4,713	—	(1,415)	242,619
December 31, 2006
Allowance for Doubtful Accounts	859	228	49	(180)	—	956
Valuation Allowance for Deferred Tax Assets	280,355	1,230	6,296	—	(10,274)	277,607

(a)	Represents valuation allowance released through equity and other adjustments.

S-1

INDEX TO EXHIBITS

Exhibit No.		Description

2	.1*	Agreement and Plan of Merger, dated as of January 17, 2006, among the Registrant, ME Omaha, Inc., eMedicine.com, Inc., and Lilian Shackelford Murray, as Stockholders’ Representative (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2006)
2	.2*	Agreement and Plan of Merger, dated as of April 13, 2006, among Summex Corporation, the Registrant, and FFGM, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 19, 2006)
2	.3*	Asset Purchase Agreement, dated as of July 19, 2006, among June Plum, Inc. (a wholly owned subsidiary of the Registrant), Medsite, Inc., Medsite Acquisition Corp., MedsiteCME, LLC and Medsite Pharmaceutical Services, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 25, 2006)
2	.4*	Unit Purchase Agreement, dated as of November 2, 2006, by and among the Registrant, Subimo, LLC and the Sellers referred to therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on November 8, 2006) (the “Subimo Purchase Agreement”)
2	.5*	Agreement and Plan of Merger, dated as of February 20, 2008, between HLTH Corporation (“HLTH”) and the Registrant (incorporated by reference to Exhibit 2.1 to Amendment No. 1, filed on February 25, 2008, to the Current Report on Form 8-K filed by the Registrant on February 21, 2008)
2.6		Termination Agreement, dated as of October 19, 2008, between HLTH and the Registrant (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on October 20, 2008)
2.7		Amendment, dated December 3, 2008, to the Subimo Purchase Agreement
2	.8*	Termination and Mutual Release Agreement, dated as of November 18, 2008, among the Registrant, Marketing Technology Solutions Inc., Jay Goldberg and Russell Planitzer
3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form 8-A filed by the Registrant on September 29, 2005 (which we refer to as the “Form 8-A”))
3.2		Amended and Restated Bylaws of Registrant (incorporated by reference to the Current Report on Form 8-K filed by the Registrant on December 17, 2007)
4.1		Specimen Certificate evidencing shares of the Registrant’s Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-124832) (which we refer to as the “IPO Registration Statement”))
4.2		Form of Registration Rights Agreement between HLTH (then known as Emdeon Corporation) and the Registrant (incorporated by reference to Exhibit 4.2 to the IPO Registration Statement)
10.1		Amended and Restated Tax Sharing Agreement between the Registrant and HLTH (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed on February 16, 2006)
10.2		Services Agreement between HLTH and the Registrant (incorporated by reference to Exhibit 10.2 to the IPO Registration Statement)
10.3		Indemnity Agreement between HLTH and the Registrant (incorporated by reference to Exhibit 10.3 to the IPO Registration Statement)
10.4		Intellectual Property License Agreement between HLTH and the Registrant (incorporated by reference to Exhibit 10.4 to the IPO Registration Statement)
10.5		Contribution, Assignment and Assumption Agreement, dated as of September 6, 2005, by and between HLTH and the Registrant (incorporated by reference to Exhibit 10.5 to the IPO Registration Statement)
10.6		Private Portal Services Agreement between HLTH and WebMD, Inc. (incorporated by reference to Exhibit 10.6 to the IPO Registration Statement)

Exhibit No.		Description

10.7		Content License Agreement between HLTH and WebMD, Inc. (incorporated by reference to Exhibit 10.7 to the IPO Registration Statement)
10.8		Form of Database Agreement between HLTH and WebMD, Inc. (incorporated by reference to Exhibit 10.8 to the IPO Registration Statement)
10.9		Form of Indemnification Agreement to be entered into by the Registrant with its directors and officers (incorporated by reference to Exhibit 10.9 to the IPO Registration Statement)
10	.10**	Amended and Restated Employment Agreement, dated as of August 3, 2005, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2005)
10	.11**	Employment Agreement, dated as of April 28, 2005, between WebMD, Inc. and Wayne T. Gattinella (incorporated by reference to Exhibit 99.1 to HLTH’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2005)
10	.12**	Amended and Restated Employment Agreement, dated as of July 14, 2005, between WebMD Health Corp. and Anthony Vuolo (incorporated by reference to Exhibit 99.2 to HLTH’s Current Report on Form 8-K, as amended, filed with the Securities and Exchange Commission on July 19, 2005)
10	.13**	Employment Agreement between WebMD Health Holdings, Inc. and Douglas W. Wamsley (incorporated by reference to Exhibit 10.15 to the IPO Registration Statement)
10	.14**	Employment Agreement between WebMD Health Holdings, Inc. and Nan-Kirsten Forte (incorporated by reference to Exhibit 10.16 to the IPO Registration Statement)
10	.15**	Employment Agreement between WebMD Health Holdings, Inc. and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.17 to the IPO Registration Statement)
10	.16**	Employment Agreement between WebMD Health Holdings, Inc. and Craig Froude (incorporated by reference to Exhibit 10.18 to the IPO Registration Statement)
10.17		Letter, dated February 2, 2007, executed by HLTH Corporation and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2007)
10	.18**	Form of Amendment to HLTH Corporation’s Equity Compensation Plans and Stock Option Agreements (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by HLTH Corporation on November 9, 2006)
10	.19**	Amended and Restated Stock Option Agreement dated August 21, 2000 between HLTH (as successor to Medical Manager Corporation) and Martin J. Wygod (incorporated by reference to Exhibit 10.21 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Amendment No. 1 on Form 10-K/A)
10	.20**	Stock Option Agreement between HLTH and Wayne Gattinella dated August 20, 2001 (incorporated by reference to Exhibit 4.8 to HLTH’s Registration Statement on Form S-8 (No. 333-888420) filed May 16, 2002)
10	.21**	Form of Amended and Restated Stock Option Agreement dated August 21, 2000, between HLTH (as successor to Medical Manager Corporation) and Anthony Vuolo (incorporated by reference to Exhibit 10.54 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10	.22**	Amended and Restated 1996 Stock Plan of HLTH (incorporated by reference to Exhibit 10.8 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)
10	.23**	Amended and Restated 1998 Employee Stock Purchase Plan of HLTH (incorporated by reference to Exhibit 99.27 to HLTH’s Registration Statement on Form S-8 (No. 333-47250) filed October 4, 2000)
10	.24**	Amended and Restated 2000 Long-Term Incentive Plan of HLTH (incorporated by reference to Annex E to the HLTH Corporation’s Proxy Statement for its 2006 Annual Meeting filed on August 14, 2006)

Exhibit No.		Description

10	.25**	Amended and Restated WebMD Health Corp. 2005 Long-Term Incentive Plan (incorporated by reference to Annex A to the Registrant’s Proxy Statement for its 2008 Annual Meeting filed on November 5, 2008)
10	.26**	Amended and Restated 1989 Class A Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 10.1 to Synetic, Inc.’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)
10	.27**	Amended and Restated 1989 Class B Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 10.2 to Synetic, Inc.’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)
10	.28**	1991 Director Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-46640) filed March 24, 1992)
10	.29**	CareInsite, Inc. 1999 Officer Stock Option Plan (incorporated by reference to Exhibit 10.18 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)
10	.30**	CareInsite, Inc. 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)
10	.31**	2001 Employee Non-Qualified Stock Option Plan of HLTH, as amended (incorporated by reference to Exhibit 10.46 to HLTH’s Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10	.32**	Amended and Restated 1991 Special Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.3 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10	.33**	Amendment to the Company Stock Option Plans of Medical Manager Corporation and CareInsite, Inc. (incorporated by reference to Exhibit 99.28 to HLTH’s Registration Statement on Form S-8 (No. 333-47250) filed October 4, 2000)
10.34		Healtheon/WebMD Media Services Agreement, dated January 26, 2000, between HLTH, Eastrise Profits Limited and Fox Entertainment Group, Inc. (incorporated by reference to Exhibit 10.5 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
10.35		Amendment dated February 15, 2001 to Healtheon/WebMD Media Services Agreement, dated January 26, 2000, among HLTH, Eastrise Profits Limited and Fox Entertainment Group, Inc. (incorporated by reference to Exhibit 10.2 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
10	.36**	WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (incorporated by reference to Exhibit 10.2 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2006)
10.37		Agreement of Lease, dated as of June 30, 2004, between III Chelsea Commerce LP and WebMD, Inc. (incorporated by reference to Exhibit 10.45 to the IPO Registration Statement)
10.38		First Amendment to the Lease Agreement, dated as of December 21, 2004, between III Chelsea Commerce LP and WebMD, Inc. (incorporated by reference to Exhibit 10.46 to the IPO Registration Statement)
10	.39†	Services Agreement, dated as of February 12, 2004, between WebMD, Inc. and Fidelity Human Resources Services Company LLC (f/k/a Fidelity Employer Services Company LLC) (incorporated by reference to Exhibit 10.47 to the IPO Registration Statement)
10	.40**	Form of Restricted Stock Agreement between the Registrant and the Employees (incorporated by reference to Exhibit 10.48 to the IPO Registration Statement)
10	.41**	Form of Restricted Stock Agreement between the Registrant and the Non-Employee Directors (incorporated by reference to Exhibit 10.49 to the IPO Registration Statement)
10	.42**	Form of Non-Qualified Stock Option Agreement between the Registrant and Employees (incorporated by reference to Exhibit 10.50 to the IPO Registration Statement)

Exhibit No.		Description

10	.43**	Form of Non-Qualified Stock Option Agreement between the Registrant and Non-Employee Directors (incorporated by reference to Exhibit 10.51 to the IPO Registration Statement)
10	.44*	Form of Restricted Stock Agreement between HLTH and Employees for Grants Under the HLTH’s 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.57 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)
10	.45**	Form of Non-Qualified Stock Option Agreement between HLTH and Employees for Grants Under HLTH’s 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.58 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)
10	.46**	Form of Non-Qualified Stock Option Agreement between HLTH and Employees for Grants Under HLTH’s 1996 Stock Plan (incorporated by reference to Exhibit 10.59 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)
10	.47**	Letter Agreement, dated as of February 1, 2006 between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.3 to HLTH’s Current Report on Form 8-K filed on February 2, 2006)
10	.48**	WebMD, LLC Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.48 to Amendment No. 1, filed on April 29, 2008, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)
10.49		Loan Agreement, dated as of May 6, 2008, between Citigroup Global Markets Inc. SB and WebMD Health Corp. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
10	.50**	Amendment No. 2, dated as of December 1, 2008, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed on December 5, 2008)
10	.51**	Seconded Amended and Restated Tax Sharing Agreement between the Registrant and HLTH
10	.52**	Letter Agreement, dated as of December 29, 2008, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.52 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “HLTH 2008 Form 10-K”)
10	.53**	Letter Amendment, dated as of December 10, 2008, between the Registrant and Wayne T. Gattinella
10	.54**	Letter Amendment, dated as of December 10, 2008, between HLTH and Mark D. Funston (incorporated by reference to Exhibit 10.54 to the HLTH 2008 Form 10-K)
10	.55**	Amendment, dated as of December 10, 2009 to Amended and Restated Employment Agreement between the Registrant and Anthony Vuolo
10	.56**	Letter Amendment, dated as of December 14, 2008, between the Registrant and Nan Forte
10	.57**	Letter Agreement, dated as of February 19, 2009, between HLTH and Anthony Vuolo
14.1		Code of Business Conduct (incorporated by reference to Exhibit 14.1 to HLTH’s Current Report on Form 8-K filed February 9, 2006)
21		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney (see signature page of this Annual Report on Form 10-K)
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Registrant
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Registrant
32.1		Section 1350 Certification of Chief Executive Officer of the Registrant
32.2		Section 1350 Certification of Chief Financial Officer of the Registrant
99.1		Audit Committee Charter (incorporated by reference to Annex A to the Registrant’s Proxy Statement for its 2007 Annual Meeting filed on August 14, 2007)
99.2		Compensation Committee Charter (incorporated by reference to Annex B to the Registrant’s Proxy Statement for its 2007 Annual Meeting filed on August 14, 2007)

Exhibit No.	Description

99.3	Nominating Committee Charter (incorporated by reference to Annex C to the Registrant’s Proxy Statement for its 2007 Annual Meeting filed on August 14, 2007)
99.4	Governance & Compliance Committee Charter (incorporated by reference to Annex D to the Registrant’s Proxy Statement for its 2007 Annual Meeting filed on August 14, 2007)

*	With respect to the agreements filed as Exhibits 2.1 through 2.5 and Exhibit 2.8, certain of the exhibits and the schedules to those agreements have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

**	Agreement relates to executive compensation.

†	Portions of this exhibit were redacted pursuant to confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.