Form 10-K/A
period 2008-12-31
WebMD Health Corp.
filed 2009-04-30
CIK 1326583

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Summary Compensation Table
Grants of Plan-Based Awards in 2008
Outstanding Equity Awards at End of 2008
Option Exercises and Stock Vested in 2008
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
SIGNATURES
INDEX TO EXHIBITS
EX-10.58
EX-10.59
EX-10.60
EX-14.1
EX-31.1
EX-31.2

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The charts below list our directors and executive officers and are followed by biographic information about them and a description of certain corporate governance matters.

Directors

Name	Age	Positions

Mark J. Adler, M.D.(3)(4)	52	Director; Chairman of the Compensation Committee
Neil F. Dimick(1)(2)(4)(5)	59	Director; Chairman of the Nominating Committee; Chairman of the Governance & Compliance Committee
Wayne T. Gattinella(1)	57	Director; Chief Executive Officer and President
Jerome C. Keller	66	Director
James V. Manning(1)(2)(4)	62	Director; Chairman of the Audit Committee
Abdool Rahim Moossa, M.D.(3)(5)(6)	69	Director
Stanley S. Trotman, Jr.(2)(3)(5)(6)	65	Director; Chairman of the Related Parties Committee
Martin J. Wygod(1)	69	Chairman of the Board

(1)	Member of the Executive Committee

(2)	Member of the Audit Committee

(3)	Member of the Compensation Committee

(4)	Member of the Governance & Compliance Committee

(5)	Member of the Nominating Committee

(6)	Member of the Related Parties Committee

For a description of each of the standing committees of the Board of Directors and other corporate governance matters, see “— Corporate Governance” below. Dr. Adler and Messrs. Dimick, Manning and Wygod are also members of the Board of Directors of HLTH which, through its ownership of our Class B Common Stock, owned, as of April 15, 2009, approximately 83.4% of our total outstanding common stock and approximately 95.9% of the combined voting power of our outstanding common stock.

Executive Officers

Name	Age	Positions

Wayne T. Gattinella	57	Chief Executive Officer and President
Anthony Vuolo	51	Chief Operating Officer
Mark D. Funston	49	Executive Vice President and Chief Financial Officer
Nan-Kirsten Forte	46	Executive Vice President — Consumer Services
Craig Froude	42	Executive Vice President — WebMD Health Services
William Pence	46	Executive Vice President and Chief Technology Officer
Douglas W. Wamsley	50	Executive Vice President, General Counsel and Secretary
Martin J. Wygod	69	Chairman of the Board
Steven Zatz, M.D.	52	Executive Vice President — Professional Services

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

Nan-Kirsten Forte has, since July 2005, served as Executive Vice President, Consumer Services of our company, overseeing marketing and brand management for our consumer websites. Additionally, she is Editor in Chief of WebMD the Magazine. For more than five years prior to that, Ms. Forte served as an Executive Vice President of WebMD, Inc., a subsidiary that HLTH contributed to our company in connection with our initial public offering, where she focused on the consumer portals. From 1997 until its merger with HLTH in November 1999, Ms. Forte was President, Programming and Product Development of Medcast, Greenberg News Networks. Prior to Medcast, she served as President of Health of iVillage, where she launched iVillage’s first health channel.

Craig Froude has served, since July 2005, as Executive Vice President — WebMD Health Services of our company and as General Manager of WebMD Health Services, which conducts our private portals business. From October 2002 until July 2005, Mr. Froude served as a Senior Vice President of HLTH and as General Manager of WebMD Health Services, prior to HLTH’s contribution of that business to our company in connection with our initial public offering. From December 1996 until its acquisition by HLTH in October 2002, Mr. Froude served as Chairman and Chief Executive Officer of WellMed, Inc., a predecessor to WebMD Health Services.

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

Wayne T. Gattinella has served, since 2005, as Chief Executive Officer and President of WebMD and as a member of WebMD’s board of directors. Prior to that, he served as President of HLTH’s WebMD segment from the time he joined HLTH in 2001. From 2000 to 2001, Mr. Gattinella was Executive Vice President and Chief Marketing Officer for People PC, an Internet services provider. Mr. Gattinella had previously held senior management positions with Merck-Medco (now Medco Health Solutions) and MCI Telecommunications. Mr. Gattinella currently serves on Drexel University’s LeBow College of Business Advisory Board.

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

Martin J. Wygod has, since May 2005, served as Chairman of the Board of our company. In addition, he has served as HLTH’s Acting Chief Executive Officer since February 2008, as HLTH’s Chairman of the Board since March 2001 and as a member of the Board of Directors of HLTH since September 2000. From October 2000 until May 2003, he also served as HLTH’s Chief Executive Officer and, from September 2000 until October 2000, he also served as Co-CEO of HLTH. He is also engaged in the business of racing, boarding and breeding thoroughbred horses, and is President of River Edge Farm, Inc.

Steven Zatz, M.D. has, since July 2005, served as Executive Vice President, Professional Services of our company, overseeing the operations of our websites for healthcare professionals. From October 2000 to July 2005, Dr. Zatz has served as an Executive Vice President of WebMD, Inc., a subsidiary that HLTH contributed to our company in connection with our initial public offering, where he focused on the physician portals, and also served as an Executive Vice President of HLTH. Dr. Zatz was Senior Vice President, Medical Director of CareInsite, Inc. from June 1999 until its acquisition by HLTH in September 2000. Prior to joining CareInsite, Dr. Zatz was senior vice president of RR Donnelly Financial in charge of its healthcare business from October 1998 to May 1999. From August 1995 to May 1998, Dr. Zatz was President of Physicians’ Online, an online portal for physicians.

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

Corporate Governance

Control by HLTH.  HLTH, as a result of its ownership of approximately 95.9% of the total voting power of our outstanding common stock, has the ability to cause the election or removal of our entire Board of Directors, to determine matters submitted to a vote of our stockholders without the consent of our other stockholders, and to exercise a controlling influence over our business and affairs.

Board of Directors.  Our Board of Directors has eight members. Two of the members are also members of management and executive officers of WebMD: Mr. Gattinella, our Chief Executive Officer; and Mr. Wygod, Chairman of the Board. Six of the members are non-employee directors: Drs. Adler and Moossa and Messrs. Dimick, Keller, Manning and Trotman. The Governance & Compliance Committee of our Board of Directors has determined that each of the non-employee directors is also an independent director under applicable SEC rules and Nasdaq Global Select Market listing standards. See “Director Independence” in Item 13 below. The non-employee directors meet regularly in private sessions with the Chairman of the Board and also meet regularly without any employee directors or other WebMD employees present. For information regarding the compensation of our non-employee directors, see “Non-Employee Director Compensation” below.

Our Board of Directors is divided into three classes, two of which currently have three directors and one of which currently has two directors. At each Annual Meeting, the term of one of the classes of directors expires and WebMD stockholders vote to elect nominees for the directorships in that class for a new three-year term. The terms of Dr. Adler and Messrs. Dimick and Manning will expire at our Annual Meeting in 2009; the terms of Messrs. Gattinella and Trotman and Dr. Moossa will expire at our Annual Meeting of Stockholders in 2010; and the terms of Messrs. Keller and Wygod will expire at our Annual Meeting in 2011.

Our Board of Directors met 11 times in 2008. During 2008, each of our directors attended 75% or more of the meetings held by our Board and the Board committees on which he served. In addition to meetings, our Board and its committees reviewed and acted upon matters by unanimous written consent. WebMD’s Board of Directors encourages its members to attend our Annual Meetings of Stockholders. Three of our directors attended our 2008 Annual Meeting. All but one of our directors attended our 2007 Annual Meeting.

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

Committees of the Board of Directors.  This section describes the roles of the Committees of our Board in the corporate governance of our company. With respect to certain committees, including the Audit Committee, the Compensation Committee and the Nominating Committee, a portion of their responsibilities are specified by SEC rules and Nasdaq listing standards. These Committees work with their counterparts at HLTH where their responsibilities overlap or where they otherwise believe it is appropriate to do so. To assist in that coordination of responsibilities, the Chairpersons of our Audit Committee, Compensation Committee, Governance & Compliance Committee and Nominating Committee are the same persons who hold those positions on those committees of the HLTH Board.

Executive Committee.  The Executive Committee, which did not meet during 2008, is currently comprised of Messrs. Dimick, Gattinella, Manning, and Wygod. The Executive Committee has the power to exercise, to the fullest extent permitted by law, the powers of the entire Board.

Audit Committee.  The Audit Committee, which met nine times during 2008, is currently comprised of Messrs. Dimick, Manning and Trotman; Mr. Manning is its Chairman. Each of the members of the Audit Committee meets the standards of independence applicable to audit committee members under applicable SEC rules and Nasdaq Global Select Market listing standards and is financially literate, as required under applicable Nasdaq Global Select Market listing standards. In addition, the Board of Directors of WebMD has determined that Messrs. Dimick and Manning qualify as “audit committee financial experts,” as that term is used in applicable SEC regulations implementing Section 407 of the Sarbanes-Oxley Act of 2002. The determination with respect to Mr. Dimick was based on his training and experience as a certified public accountant, including as a partner of a major accounting firm, and based on his service as a senior executive and chief financial officer of a public company. The determination with respect to Mr. Manning was based on his training and experience as a certified public accountant, including as a partner of a major accounting firm, and based on his service as a senior executive and chief financial officer of public companies. The Audit Committee is responsible for, among other things:

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

The Audit Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Audit Committee. A copy of that Charter, as amended through July 26, 2007, was included as Annex A to the Proxy Statement for our 2007 Annual Meeting.

Compensation Committee.  The Compensation Committee, which met seven times during 2008, is currently comprised of Dr. Adler, Dr. Moossa and Mr. Trotman; Dr. Adler is its Chairman. Each of these directors is a non-employee director within the meaning of the rules promulgated under Section 16 of the Securities Exchange Act, an outside director within the meaning of Section 162(m) of the Internal Revenue Code, and an independent director under applicable Nasdaq Global Select Market listing standards. The responsibilities delegated by the Board to the Compensation Committee include:

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

The Compensation Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Compensation Committee. A copy of that Charter, as amended through July 26, 2007, was included as Annex B to the Proxy Statement for our 2007 Annual Meeting. For additional information regarding our Compensation Committee and its oversight of executive compensation, see “Executive Compensation — Compensation Discussion and Analysis” in Item 11 below.

Nominating Committee.  The Nominating Committee, which met once during 2008, is currently comprised of Dr. Moossa and Messrs. Dimick and Trotman; Mr. Dimick is its Chairman. Each of these directors is an independent director under applicable Nasdaq Global Select Market listing standards. The responsibilities delegated by the Board to the Nominating Committee include:

•	identifying individuals qualified to become Board members;

•	recommending to the Board the director nominees for each Annual Meeting of Stockholders; and

•	recommending to the Board candidates for filling vacancies that may occur between Annual Meetings.

The Nominating Committee operates pursuant to a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Nominating Committee. A copy of that Charter, as amended through July 26, 2007, was included as Annex C to the Proxy Statement for our 2007 Annual Meeting. The Nominating Committee has not adopted specific objective requirements for service on the WebMD Board. Instead, the Nominating Committee intends to consider various factors in determining whether to recommend to the Board potential new Board members, or the continued service of existing members, including:

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

Governance & Compliance Committee.  The Governance & Compliance Committee, which met three times during 2008, is currently comprised of Dr. Adler and Messrs. Dimick and Manning; Mr. Dimick is its Chairman. The responsibilities delegated by the Board to the Governance & Compliance Committee include:

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

The Governance & Compliance Committee operates pursuant to a written charter adopted by the Board of Directors. A copy of that Charter, as amended through July 26, 2007, was included as Annex D to the Proxy Statement for our 2007 Annual Meeting. Pursuant to that Charter, the membership of the Governance & Compliance Committee consists of the Chairpersons of the Nominating, Audit and Compensation Committees and the Chairperson of the Nominating Committee serves as the Chairperson of the Governance & Compliance Committee, unless otherwise determined by the Governance & Compliance Committee.

Related Parties Committee.  The Related Parties Committee, which met once during 2008, is currently comprised of Dr. Moossa and Messrs. Keller and Trotman; Mr. Trotman is its Chairman. Each of the members of the Related Parties Committee is an independent director and none of its members serves as a director of HLTH. The responsibilities delegated by the Board to the Related Parties Committee include:

•	oversight of transactions between WebMD and HLTH; and

•	oversight of other matters in which the interests of WebMD and HLTH conflict or may potentially conflict.

As described below under “— Other Committees — Special Committee,” the Board formed a special committee with authority and responsibilities relating to the HLTH Merger.

Other Committees.  From time to time, our Board of Directors forms additional committees to make specific determinations or to provide oversight of specific matters or initiatives. For example:

•	Special Committee. Messrs. Stanley S. Trotman, Jr. and Jerome C. Keller (two non-management members of the WebMD Board who do not serve on HLTH’s Board of Directors) were members of a special committee formed in October 2007 to evaluate the HLTH Merger and negotiate with HLTH regarding its terms. Following the termination of the HLTH Merger in October 2008, the Special Committee was disbanded.

•	Strategic Planning Committee. Dr. Adler and Messrs. Dimick, Keller, Manning Trotman and Wygod are members of a Strategic Planning Committee of the Board, which was formed in May 2008 and meets informally between regularly scheduled Board meetings regarding strategic planning and related matters.

•	Stock Repurchase Committee. Messrs. Keller and Trotman are members of a committee of the Board, formed in December 2008, that is authorized to make determinations relating to repurchases of WebMD Class A Common Stock.

Code of Conduct

A copy of the joint HLTH and WebMD Code of Business Conduct, as amended, is filed as Exhibit 14.1 to this Annual Report. The Code of Business Conduct applies to all directors and employees of HLTH and its subsidiaries, including WebMD. Any waiver of applicable requirements in the Code of Business Conduct that is granted to any of our directors, to our principal executive officer, to any of our senior financial officers (including our principal financial officer, principal accounting officer or controller) or to any other person who is an executive officer of WebMD requires the approval of the Audit Committee and waivers will be disclosed on our corporate Web site, www.wbmd.com, in the “Investor Relations” section, or in a Current Report on Form 8-K.

Non-Employee Director Compensation

Introduction.  This section of our Annual Report describes the compensation paid by WebMD during 2008 to the members of our Board of Directors who are not also WebMD or HLTH employees. We refer to these individuals as Non-Employee Directors. The Compensation Committee of the WebMD Board is authorized to determine the compensation of the Non-Employee Directors. As described below, WebMD paid three types of compensation to Non-Employee Directors in 2008 for their Board and Board Committee service:

•	annual fees for service on the Board and its standing committees, paid in the form of shares of WebMD Class A Common Stock;

•	grants of non-qualified options to purchase WebMD Class A Common Stock; and

•	cash fees for service on the Strategic Planning Committee of the Board.

None of the Non-Employee Directors received any other compensation from WebMD during 2008 and none of them provided any services to WebMD during 2008, except their service as a director. WebMD does not offer any deferred compensation plans or retirement plans to its Non-Employee Directors.

2008 Director Compensation Table.  This table provides information regarding the value of the compensation of the Non-Employee Directors for 2008, as calculated in accordance with applicable SEC regulations. This table should be read together with the additional information under the headings “— Annual Fees” and “— Option Grants” below.

			(d)
	(b)	(c)	Cash Fees for
	Stock	Option	Strategic Planning	(e)
(a)	Awards	Awards	Committee Service	Total
Name	($)(1)	($)(2)(3)	($)(4)	($)

Mark J. Adler, M.D.(5)	57,089	168,184	3,750	229,023
Neil F. Dimick(5)	82,089	168,184	3,750	254,023
Jerry C. Keller	39,589	168,184	3,750	211,523
James V. Manning(5)	74,589	168,184	3,750	246,523
A. R. Moossa, M.D.	59,589	168,184	—	227,773
Stanley S. Trotman, Jr.	84,589	168,184	3,750	256,523

(1)	On September 28, 2008 (the anniversary of WebMD’s 2005 initial public offering), WebMD issued shares of WebMD Class A Common Stock to its Non-Employee Directors in payment for annual fees for service on the WebMD Board and its standing committees. These shares are not subject to vesting requirements or forfeiture. For each Non-Employee Director, the number of shares to be issued was determined by dividing the aggregate dollar amount of the fees payable to such Non-Employee Director (see “Annual Fees” below) by $32.75 (the closing price of WebMD Class A Common Stock on the Nasdaq Global Select Market on September 26, 2008, the last trading day prior to the anniversary of our initial public offering on September 28, 2008, which fell on a Sunday), with cash paid in lieu of issuing fractional shares. Dr. Adler received 1,450 shares of WebMD Class A Common Stock; Mr. Dimick received 2,213 shares; Mr. Keller received 916 shares; Mr. Manning received 1,984 shares; Dr. Moossa received 1,526 shares; and Mr. Trotman received 2,290 shares. In addition, this column includes $9,589 for each individual, which reflects the aggregate dollar amounts recognized by WebMD in 2008 for income statement reporting purposes under SFAS No. 123R (based on the methodology and assumptions referred to in Footnote 2 below), for grants of WebMD Restricted Stock made to these directors at the time of our initial public offering. That amount reflects our accounting expense for these WebMD Restricted Stock awards, not amounts realized by our Non-Employee Directors. The actual amounts, if any, ultimately realized by our Non-Employee Directors from WebMD Restricted Stock will depend on the price of our Class A Common Stock at the time the WebMD Restricted Stock vests.

(2)	The amounts reported in Column (c) above reflect the aggregate dollar amounts recognized by WebMD in 2008 for stock option awards for income statement reporting purposes under Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payments” (disregarding any estimate of forfeitures related to service-based vesting conditions). See Note 13 (Stock-Based Compensation Plans) to the Consolidated Financial Statements included in this Annual Report for an explanation of the methodology and assumptions used in determining the fair value of stock option awards granted. The amounts reported in Column (c) reflect our accounting expense for these stock option awards, not amounts realized by our Non-Employee Directors. The actual amounts, if any, ultimately realized by our Non-Employee Directors from WebMD stock options will depend on the price of our Class A Common Stock at the time they exercise vested stock options.

(3)	Under WebMD’s Amended and Restated 2005 Long-Term Incentive Plan (which we refer to as the 2005 Plan), each Non-Employee Director of WebMD automatically receives a non-qualified option to purchase 13,200 shares of WebMD Class A Common Stock on each January 1, with an exercise price equal to the closing price on the last trading date of the prior year. In addition, each Non-

Employee Director of WebMD received, pursuant to a discretionary grant made on December 10, 2008, a non-qualified option to purchase 13,200 shares of WebMD Class A Common Stock. The grants made on January 1, 2008 each had an exercise price of $41.07 per share and a total grant date fair value equal to $183,939 and the grants made on December 10, 2008 each had an exercise price of $23.61 and a total grant date fair value equal to $133,440 (the fair value, in each case, being based on the methodology and assumptions referred to in Footnote 2 above) The vesting schedule for all such grants is 25% of the original amount granted on each of the first, second, third and fourth anniversaries of the date of grant. The following lists the total number of shares of WebMD Class A Common Stock subject to outstanding unexercised option awards held by each of our Non-Employee Directors as of December 31, 2008 and the weighted average exercise price of those options:

	Number of Shares Subject	Weighted Average
Name	to Outstanding Options	Exercise Price

Mark J. Adler, M.D.	66,000	$30.25
Neil F. Dimick	66,000	$30.25
Jerry C. Keller	66,000	$30.25
James V. Manning	66,000	$30.25
A.R. Moossa, M.D.	66,000	$30.25
Stanley S. Trotman, Jr.	66,000	$30.25

See “— Option Grants” below for additional information. In addition, each of WebMD’s Non-Employee Directors held 1,100 shares of unvested WebMD Restricted Stock that were granted in September 2005 at the time of WebMD’s initial public offering.

(4)	The amounts in Column (d) reflect fees for service on the Strategic Planning Committee. See “Corporate Governance — Committees of the Board of Directors — Other Committees — Strategic Planning Committee” above.

(5)	These three Non-Employee Directors of WebMD are also non-employee directors of HLTH, for which they received compensation from HLTH. For information regarding the compensation they received from HLTH, see below under “Compensation for Service on HLTH Board.”

Annual Fees

Overview.  For each of the Non-Employee Directors, the amount set forth in Column (b) of the 2008 Director Compensation Table represents the sum of the value of shares issued to pay the following amounts, each of which is described below:

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

Service on Standing Committees.  We pay annual fees for service on some of the standing committees of our Board, as well as an additional fee to the Chairperson of each of those Committees, in the following amounts, payable in WebMD Class A Common Stock:

Type of Service	Annual Fee

Membership on Audit Committee (Messrs. Dimick, Manning and Trotman)	$15,000
Membership on Compensation Committee (Dr. Adler, Dr. Moossa and Mr. Trotman) or Nominating Committee (Messrs. Dimick and Trotman and Dr. Moossa)	$5,000
Membership on Governance & Compliance Committee (Dr. Adler and Messrs. Dimick and Manning) or Related Parties Committee (Dr. Moossa and Messrs. Keller and Trotman)	$10,000
Chairperson of Compensation Committee (Dr. Adler) or Nominating Committee (Mr. Dimick)	$2,500
Chairperson of Audit Committee (Mr. Manning), Governance & Compliance Committee (Mr. Dimick) or Related Parties Committee (Mr. Trotman)	$10,000

The amounts of the fees payable to Non-Employee Directors for service on our Board and its standing Committees are determined by the Compensation Committee and may be changed by it from time to time. The Compensation Committee also has discretion to determine whether such compensation is paid in cash, in WebMD Class A Common Stock or some other form of compensation.

Service on Other Committees.  Our Non-Employee Directors may also receive additional fees for service on committees established by the Board for specific purposes. Those fees will generally be paid in cash on a quarterly basis for the period that the committee exists and may be set by the Board, the Compensation Committee or the committee itself. The fees paid to Non-Employee Directors who are members of the Strategic Planning Committee of the Board for their service on that committee in 2008 are listed in column (d) of the 2008 Director Compensation Table above. Non-Employee Directors who serve on this committee will continue to receive compensation for that service. The current quarterly payment for such service is $1,500, which was set by the Compensation Committee of the Board.

Option Grants

Annual Stock Option Grants.  On January 1 of each year, each Non-Employee Director receives a non-qualified option to purchase 13,200 shares of WebMD Class A Common Stock pursuant to automatic annual grants of stock options under our 2005 Plan. The annual stock option awards are granted with a per-share exercise price equal to the fair market value of a share of WebMD Class A Common Stock on the grant date. For these purposes, and in accordance with the terms of the 2005 Plan and WebMD’s equity award grant practices, the fair market value is equal to the closing price of a share of WebMD Class A Common Stock on the Nasdaq Global Select Market on the last trading day of the prior year. The vesting schedule for each automatic annual grant is as follows: 25% of the underlying shares on each of the first through fourth anniversaries of the date of grant (full vesting on the fourth anniversary of the date of the grant). Each of our Non-Employee Directors received automatic annual grants of options to purchase 13,200 shares of WebMD Class A Common Stock on January 1, 2009 (with an exercise price of $23.59 per share) and January 1, 2008 (with an exercise price of $41.07 per share). The options granted to Non-Employee Directors do not include any dividend or dividend equivalent rights. Each such option will expire, to the extent not previously exercised, ten years after the date of grant or earlier if their service as a director ends (generally three years from the date such service ends).

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

Discretionary Grants.  Our Non-Employee Directors may receive grants of stock options under the 2005 Plan at the discretion of the Compensation Committee of the Board. On December 10, 2008, each Non-Employee Director received a non-qualified option to purchase 13,200 shares of WebMD Class A Common Stock. The grants had an exercise price of $23.61 per share and the same vesting schedule and other terms as described above with respect to the annual grants to Non-Employee Directors. There had been no prior discretionary grants of options to Non-Employee Directors since WebMD’s initial public offering in September 2005.

Compensation for Service on HLTH Board.  Dr. Adler and Messrs. Dimick and Manning serve as non-employee directors of HLTH and receive compensation from HLTH for their service. The Compensation Committee of the HLTH Board is authorized to determine the compensation of HLTH’s non-employee directors. The WebMD directors serving on the HLTH Board received two types of compensation from HLTH for their Board and Board Committee service: (1) cash fees and (2) grants of options to purchase HLTH Common Stock. None of HLTH’s non-employee directors received any other compensation from HLTH during 2008 and none of them provided any services to HLTH during 2008, except their service as a director. HLTH does not offer any deferred compensation plans or retirement plans to its non-employee directors.

The following table provides information regarding the value of the compensation from HLTH to the individuals listed for 2008, as calculated in accordance with applicable SEC regulations.

	(b)
	Fees Earned or	(c)	(d)
(a)	Paid in Cash	Option Awards	Total
Name	($)(1)	($)(2)(3)	($)

Mark J. Adler, M.D.	62,500	61,686	124,186
Neil F. Dimick	57,500	61,686	119,186
James V. Manning	80,000	61,686	141,686

(1)	The dollar amounts of the fees payable for HLTH Board service and for service on standing Committees of the HLTH Board are the same as those applicable to the WebMD Board and its standing Committees (expressed in dollars), as described above. The amounts in Column (b) also include, with respect to Dr. Adler and Mr. Manning, $15,000 for their service in 2008 as members of a special committee of the HLTH Board to oversee matters relating to the investigations described in “Legal Proceedings — Department of Justice and SEC Investigations of HLTH” in Note 12 to the Consolidated Financial Statements included in this Annual Report.

(2)	The amounts reported in Column (c) above reflect the aggregate dollar amounts recognized by HLTH in 2008 for stock option awards for income statement reporting purposes under SFAS No. 123R, “Share-based Payments” (disregarding any estimate of forfeitures related to service-based vesting conditions). See Note 15 (Stock-Based Compensation Plans) to the Consolidated Financial Statements included in HLTH’s Annual Report on Form 10-K for the year ended December 31, 2008 for an explanation of the methodology and assumptions used in determining the fair value of stock option awards granted. The amounts reported in Column (c) reflect HLTH’s accounting expense for these stock option awards, not amounts realized by the individuals listed in the table. The actual amounts, if any, ultimately realized by these individuals from HLTH stock options will depend on the price of HLTH Common Stock at the time they exercise vested stock options.

(3)	Under HLTH’s 2000 Long-Term Incentive Plan (which we refer to as the HLTH 2000 Plan), each Non-Employee Director of HLTH automatically receives, on each January 1, a non-qualified option to purchase 20,000 shares of HLTH Common Stock with an exercise price equal to the closing price on the last trading date of the prior year. In addition, each Non-Employee Director of HLTH received, pursuant to a discretionary grant made on December 10, 2008, a non-qualified option to purchase 20,000 shares of HLTH Common Stock. The grants made on January 1, 2008 each had an exercise price of $13.40 per share and a total grant date fair value equal to $78,398 and the grants made on December 10, 2008 each had an exercise price of $9.46 per share and a total grant date fair value equal to $56,872 (the fair value, in each case, being based on the methodology and assumptions referred to in Footnote 2 above). The vesting schedule for all such grants is as follows: 1/4 of the grant on the first anniversary of the date of grant and 1/48 of the grant on a monthly basis over the next three years (full vesting on the fourth anniversary of the date of grant). The following lists the total number of shares of HLTH Common Stock subject to outstanding unexercised option awards held by the listed individuals as of December 31, 2008 and the weighted average exercise price of those options:

	Number of Shares Subject	Weighted Average
Name	to Outstanding Options	Exercise Price

Mark J. Adler, M.D.	276,000	$10.35
Neil F. Dimick	97,916	$10.48
James V. Manning	288,000	$9.24

Item 11.	Executive Compensation

Overview

This section of our Annual Report contains information regarding our compensation programs and policies and, in particular, their application to a specific group of individuals that we refer to as our Named Executive Officers. Under applicable SEC rules, our Named Executive Officers for this Annual Report consist of our Chief Executive Officer, our Chief Financial Officer and the three other executive officers of WebMD who received the most compensation for 2008. This section is organized as follows:

•	2008 Report of the Compensation Committee. This section contains a report of the Compensation Committee of our Board of Directors regarding the “Compensation Discussion and Analysis” section described below. The material in the 2008 Report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that WebMD specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

•	Compensation Committee Interlocks and Insider Participation. This section contains information regarding certain types of relationships involving our Compensation Committee members.

•	Compensation Discussion and Analysis. This section contains a description of the specific types of compensation we pay, a discussion of our compensation policies, information regarding how those policies were applied to the compensation of our Named Executive Officers for 2008 and other information that we believe may be useful to investors regarding compensation of our Named Executive Officers and other employees.

•	Executive Compensation Tables. This section provides information, in tabular formats specified in applicable SEC rules, regarding the amounts or value of various types of compensation paid to our Named Executive Officers and related information.

•	Potential Payments and Other Benefits Upon Termination or Change in Control. This section provides information regarding amounts that could become payable to our Named Executive Officers following specified events.

•	Employment Agreements with Named Executive Officers. This section contains summaries of the employment agreements between our Named Executive Officers and WebMD, HLTH or their subsidiaries. We refer to these summaries in various other places in this Executive Compensation section.

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

2008 Report of the Compensation Committee

The Compensation Committee of our Board of Directors provides oversight of WebMD’s compensation programs and makes specific decisions regarding compensation of the Named Executive Officers and WebMD’s other executive officers. Set out below is the Compensation Discussion and Analysis section of this Annual Report. That section contains a discussion of WebMD’s executive compensation programs and policies and their application by the Compensation Committee in 2008 to the Named Executive Officers. The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis. Based upon this review and our discussions, the Compensation

Committee has recommended to our Board of Directors that the Compensation Discussion and Analysis section be included in this Annual Report on Form 10-K.

Mark J. Adler, M.D. (Chairperson)
A. R. Moossa, M.D.
Stanley S. Trotman, Jr.

Compensation Committee Interlocks and Insider Participation

Each of the Compensation Committee members whose name appears under the Compensation Committee Report was a Committee member for all of 2008. No current member of the Compensation Committee is a current or former executive officer or employee of WebMD or had any relationships in 2008 requiring disclosure by WebMD under the SEC’s rules requiring disclosure of certain relationships and related-party transactions.

None of WebMD’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the Compensation Committee of the WebMD Board or the Compensation Committee of the HLTH Board during 2008.

Compensation Discussion and Analysis

This section contains a description of the specific types of compensation we pay, a discussion of our compensation policies, information regarding how the compensation of our Named Executive Officers for 2008 was determined under those policies and other information that we believe may be useful to investors regarding compensation of our Named Executive Officers and other employees.

Overview of Types of Compensation Used by WebMD.  The compensation of our Named Executive Officers consists primarily of the following:

•	cash salary;

•	an annual cash bonus, the amount of which was determined, for 2008, by the Compensation Committee in its discretion;

•	grants of options to purchase shares of WebMD Class A Common Stock, subject to vesting based on continued employment, with an exercise price that is equal to the fair market value of WebMD Class A Common Stock on the grant date (and, in some cases, options to purchase shares of HLTH Common Stock, with an exercise price that is equal to the fair market value of HLTH Common Stock on the grant date); and

•	grants of shares of WebMD Restricted Stock, subject to vesting based on continued employment (and, in some cases, grants of shares of HLTH Restricted Stock, subject to vesting based on continued employment).

In addition, the Compensation Committee may authorize payment of special bonuses to provide recognition for specific accomplishments or at the time of a promotion, if determined by the Compensation Committee to be appropriate and in amounts determined by the Compensation Committee in its discretion.

A discussion of each of the above types of compensation used in 2008 follows under the heading “— Use of Specific Types of Compensation in 2008.” The compensation of our other executives generally consists of the same types, with the specific amounts determined by our Chief Executive Officer and other members of our senior management.

In determining the forms of compensation to be used by WebMD, the Compensation Committee considers various factors, including the effectiveness of the incentives provided, tax and accounting considerations, the compensation practices of other companies and the expectations of our employees and our investors. In addition, the Compensation Committee believes that it is important that compensation be understood by the employees who receive it and by our company’s investors. The Compensation Committee believes that our compensation programs, including the types of stock options and restricted stock that we use, are effective forms of compensation and well understood. We have not offered any deferred compensation plans to our executive officers or to our other employees. We have also not offered any retirement plans to our executive officers, other than the HLTH 401(k) Savings and Employee Stock Ownership Plan (which we refer to as the HLTH 401(k) Plan), which is generally available to our employees. Subject to the terms of the HLTH 401(k) Plan, HLTH matches, in cash, 25% of amounts contributed to that Plan by each Plan participant, up to 6% of eligible pay. The matching contribution made by HLTH is subject to vesting, based on continued employment, with 50% scheduled to vest on each of the first and second anniversaries of an employee’s date of hire (with employees vesting immediately in any matching contribution made after the second anniversary). WebMD reimburses HLTH for payments it makes under the 401(k) plan with respect to WebMD employees. Messrs. Funston and Gattinella and Dr. Pence are the Named Executive Officers who chose to participate in the HLTH 401(k) Plan in 2008.

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

The Compensation Committee has not retained outside consultants to assist it in implementing these policies or making specific decisions relating to executive compensation. The Compensation Committee does, from time to time, review general information regarding the compensation practices of other companies, including some that are likely to compete with WebMD for the services of our executives and employees and that information is a factor used by the Committee in its decisions and in its general oversight of compensation practices at WebMD. However, the Compensation Committee does not use that information to generate specific compensation amounts or targets and does not seek to create an objective standard for WebMD compensation based on what other companies have done. Instead, in each compensation decision, the Committee exercises its business judgment regarding the appropriateness of types and amounts of compensation in light of the value to WebMD of specific individuals. With respect to 2008 compensation, the Compensation Committee took into account recommendations made by the Chairman of the Board and the Chief Executive Officer of WebMD with respect to determinations of the types and amounts of compensation to be paid to the other executive officers and also discussed with the Chairman of the Board and the Chief

Executive Officer the types and amounts such individuals believed would be appropriate to pay each of them in light of the amounts being recommended for, and paid to, the other WebMD executive officers and amounts being paid to other WebMD executives.

WebMD’s senior management generally applies a similar philosophy and similar policies to determine the compensation of officers and managers who are not executive officers and reports to the Compensation Committee regarding these matters.

The Compensation Committees of the WebMD and HLTH Boards coordinate their decision-making to the extent they believe appropriate, including by having Mark J. Adler, M.D. serve as Chairman of both Compensation Committees and by having many of the meetings of the Compensation Committees be joint meetings that include discussion of compensation at both WebMD and HLTH. That coordination began when WebMD first became a public company in 2005, at a time when the compensation of WebMD’s executive officers had, historically, been determined by, or under the oversight of, the HLTH Compensation Committee and one goal of that coordination was to facilitate continuity in decision-making. The reasons for continued coordination of the decision-making of the two Compensation Committees has been to have the executive compensation philosophies and practices at HLTH and at WebMD (companies that share some of their executive officers) be generally consistent with each other, except to the extent the Compensation Committees choose to maintain or implement specific differences that they believe to be appropriate. Notwithstanding these efforts to coordinate the work of the two Compensation Committees, the HLTH Compensation Committee is responsible for making specific determinations regarding executive compensation paid by HLTH, and the WebMD Compensation Committee is responsible for making specific determinations regarding executive compensation paid by WebMD.

Use of Specific Types of Compensation in 2008

Base Salary.  The Compensation Committee (or, in the case of Messrs. Funston and Wygod, the HLTH Compensation Committee) reviews the base salaries of our executive officers from time to time, but expects to make few changes in those salaries except upon a change in position. In 2008, no changes were made to the salaries of any of our Named Executive Officers. In general, it is the Compensation Committee’s view that increases in the cash compensation of our executive officers should be performance-based and achieved through the bonus-setting process, rather than through an increase in base salary. However, the Compensation Committee considers various factors when it contemplates an adjustment to base salary, including: company performance, the executive’s individual performance, scope of responsibility and changes in that scope (including as a result of promotions), tenure, prior experience and market practice. WebMD’s senior management considers similar factors in determining whether to make adjustments to salaries of other employees, and such changes are made more frequently.

Bonuses Paid by WebMD to its Named Executive Officers.  WebMD’s executive officers have the opportunity to earn annual cash bonuses. However, WebMD’s Named Executive Officers (and its other executive officers) do not participate in a formal annual bonus plan and the Compensation Committee did not set quantitative performance targets, in advance, for use in determining bonus amounts for executive officers for 2008. After the end of 2008, the Compensation Committee determined annual cash bonus amounts to be paid by WebMD to its executive officers based on its subjective assessment of the performance of WebMD in 2008, taking into consideration its views regarding the extent to which financial and operational goals discussed by management and the Board at various times during 2008 were achieved. The Compensation Committee believes that, for WebMD at this time, a flexible annual bonus process is a more appropriate one for motivating WebMD’s executive officers than setting quantitative targets in advance because it allows the Compensation Committee to consider, in its bonus determinations:

•	goals of any type set by the Board and communicated to senior management at any point in the year;

•	the effects of acquisitions and dispositions of businesses made during the year; and

•	the effects of unexpected events and changes in WebMD’s businesses during the year.

The Compensation Committee may, at some point in the future, determine that it will use quantitative targets set in advance in determining executive officer bonuses. In addition, in some years, bonus awards for some of our executive officers (particularly newly-hired executive officers) may be dictated by the terms of the executive’s employment agreement, providing for payment of a specified bonus amount or an amount within a specific range with respect to a specific employment period. No such requirements applied with respect to our Named Executive Officers for 2008.

While the Compensation Committee does not set quantitative performance targets in advance, it does set individual target bonus opportunities, as a percentage of base salary, for each Named Executive Officer. In some cases, these percentages are reflected in the employment agreement for the Named Executive Officer approved by the Compensation Committee. The higher the target percentage of an individual’s salary that the annual bonus opportunity represents, the greater the percentage of total annual cash compensation that is not guaranteed for that individual. Generally, the target percentage (and therefore the percentage of annual compensation that is not guaranteed) increases with the level and scope of responsibility of the executive, as does salary. The target annual bonus opportunities, for 2008, for the three Named Executive Officers whose salary and bonuses are paid by WebMD are set forth in the following table:

				Target
				Annual
			Target	Bonus
			Annual	Amount as
Named		Annual	Bonus	a Percent
Executive Officer	Title	Salary	Opportunity	of Salary

Wayne T. Gattinella	Chief Executive Officer and President	$560,000	$560,000	100%
Anthony Vuolo	Chief Operating Officer	$450,000	$450,000	100%
William Pence	Executive Vice President & Chief Technology Officer	$375,000	$131,300	35%

However, the Compensation Committee retained discretion in 2008 regarding the actual annual bonus amounts to be paid these Named Executive Officers, which could be less than, equal to or more than the target bonus opportunity. The following table lists, for these Named Executive Officers, the sum of the annual cash bonuses and the SBP Awards (described further below), and the percentage this sum represented of the target annual bonus opportunity:

		Sum of 2008 Annual		Sum of 2007 Annual
Named		Bonus and SBP Award		Bonus and SBP Award
Executive Officer	Title	Amount	% of Target	Amount	% of Target

Wayne T. Gattinella	Chief Executive Officer and President	$270,000	48%	$270,000	48%
Anthony Vuolo	Chief Operating Officer	$250,000	56%	$250,000	56%
William Pence	Executive Vice President & Chief Technology Officer	$110,000	84%	$75,000	n/a

For 2007, there were two separate bonus amounts for each of Messrs Gattinella and Vuolo: a cash bonus paid in March 2008 ($135,000 for Mr. Gattinella and $125,000 for Mr. Vuolo) and an award under the Supplemental Bonus Program (SBP) described below ($135,000 for Mr. Gattinella and $125,000 for Mr. Vuolo). Dr. Pence did not receive an SBP Award in March 2008 since he joined WebMD near the end of 2007 and the amount of his 2007 bonuses was set in his employment agreement. For 2008, there were two separate bonus amounts for each of Messrs Gattinella and Vuolo and Dr. Pence: a cash bonus paid in March 2009 ($135,000 for Mr. Gattinella, $125,000 for Mr. Vuolo and $55,000 for Dr. Pence) and an award under the SBP ($135,000 for Mr. Gattinella, $125,000 for Mr. Vuolo and $55,000 for Dr. Pence).

For 2008, the Compensation Committee primarily considered WebMD’s financial and operational performance in setting annual bonuses for its executive officers, including the three Named Executive Officers whose bonuses were paid by WebMD. However, the Compensation Committee did not attempt to tie the amounts of the 2008 annual bonuses for these executive officers to any specific measures and, instead, based its bonus determinations on its subjective view of our company’s results and management’s accomplishments.

Because WebMD’s financial performance in 2008 did not fully achieve expectations, including publicly disclosed guidance issued by management, but did reflect significant year-over-year growth in a difficult economic environment, the Compensation Committee set bonus amounts near 50% of target for Messrs. Gattinella and Vuolo, with each of their bonuses being equal to the amount for the prior year. Dr. Pence received a higher percentage of his target bonus because the Compensation Committee wished to recognize his meeting operational goals relating to improvements to WebMD’s technology platform.

Supplemental Bonus Plan (SBP).  The WebMD Compensation Committee approved the contribution, in March 2008, to a trust (which we refer to Supplemental Bonus Trust) of Supplemental Bonus Plan (SBP) Awards for Messrs. Gattinella and Vuolo and certain other WebMD officers and employees. The amounts of the SBP Awards were determined by the WebMD Compensation Committee in its discretion, and included a $135,000 contribution for Mr. Gattinella and a $125,000 contribution for Mr. Vuolo. In March 2009, the Supplemental Bonus Trust distributed the March 2008 SBP Awards, together with actual net interest earned on the respective amounts, to SBP participants and, at that time, Mr. Gattinella received $136,869 and Mr. Vuolo received $126,730. In order to receive the applicable payment from the Supplemental Bonus Trust, each SBP participant was required to be employed by WebMD on March 1, 2009 (subject to limited exceptions for death, disability, or certain terminations of employment in connection with a sale of a subsidiary, the closing of a business location or certain other position eliminations). In February 2009, the Compensation Committee of the WebMD Board approved the contribution, in March 2009, to the Supplemental Bonus Trust of SBP Awards, including: a $135,000 contribution for Mr. Gattinella; a $125,000 contribution for Mr. Vuolo; and a $55,000 contribution for Dr. Pence. The Supplemental Bonus Trust will distribute the March 2009 SBP Awards, together with actual net interest earned on the respective amounts, to SBP participants as promptly as practicable following March 1, 2010 (but in no event later than 2 1/2 months following such date); provided, however, that in order to receive such payment, the SBP participants must continue to be employed by WebMD on March 1, 2010 (subject to the limited exceptions described above). Any contributions to the Supplemental Bonus Trust that are forfeited for failure to meet the employment condition by an SBP participant are shared by the remaining SBP participants, except that SBP participants who are executive officers of WebMD are not eligible to receive any portion of such forfeitures. No contributions were made, in either 2008 or 2009, to the Supplemental Bonus Trust by WebMD with respect to either Mr. Funston or Mr. Wygod.

Bonuses Paid by HLTH to WebMD Named Executive Officers.  The salary and bonuses of two of WebMD’s Named Executive Officers, Messrs. Wygod and Funston, were paid by HLTH in 2008 and 2007. In addition, HLTH paid a bonus to Mr. Vuolo in recognition of services he provided to HLTH in 2008 outside of his responsibilities at WebMD. Mr. Vuolo also received bonuses from WebMD, as described above.

The HLTH Compensation Committee takes a similar approach to cash bonuses as the WebMD Compensation Committee, including the belief that, for HLTH at this time, a flexible annual bonus process is a more appropriate one for motivating its executive officers than setting quantitative targets in advance. The HLTH Compensation Committee does set individual target bonus opportunities for its executive officers and the table below sets forth those targets for Messrs. Wygod and Funston:

				Target
				Annual
			Target	Bonus
			Annual	Amount as
Named		Annual	Bonus	a Percent
Executive Officer	Title	Salary	Opportunity	of Salary

Martin J. Wygod	Chairman of the Board and Acting CEO of HLTH and Chairman of the Board of WebMD	$975,000	$975,000	100%
Mark D. Funston	Executive Vice President and Chief Financial Officer of HLTH and of WebMD	$375,000	$187,000	50%

The following table lists, for Messrs. Wygod and Funston, the annual cash bonuses paid to them by HLTH with respect to 2008 and 2007, and the percentage these represented of their target bonus opportunities, along with the amount of the bonus paid by HLTH to Mr. Vuolo with respect to 2008:

Named		2008 Annual Bonus		2007 Annual Bonus
Executive Officer	Title	Amount	% of Target	Amount	% of Target

Martin J. Wygod	Chairman of the Board and Acting CEO of HLTH and Chairman of the Board of WebMD	$1,500,000	154%	$520,000	53%
Mark D. Funston	Executive Vice President and Chief Financial Officer of HLTH and of WebMD	$130,000	70%	$100,000	53%
Anthony Vuolo	Chief Operating Officer of WebMD	$250,000	n/a	n/a	n/a

In determining 2008 annual bonuses to be paid by HLTH to its executive officers, the HLTH Compensation Committee did not attempt to tie the amounts of the bonuses to any specific financial or operational measures and, instead, based its bonus determinations on its subjective view of HLTH’s financial and operational performance and of HLTH management’s performance in connection with key strategic transactions during 2008, including:

•	HLTH’s sales of its ViPS business for approximately $223 million (net of expenses and a working capital adjustment) and its 48% ownership interest in Emdeon Business Services for approximately $575 million (net of expenses);

•	The ongoing sale process with respect to HLTH’s Porex business;

•	the terminated merger between HLTH and WebMD (see “Transactions with HLTH — Termination Agreement” below in Item 13 and Note 5 to the Consolidated Financial Statements included in this Annual Report); and

•	a cash tender offer completed by HLTH in late November 2008, pursuant to which HLTH repurchased 83,699,922 shares of its Common Stock at a price of $8.80 per share (which represented approximately 45% of the outstanding shares of HLTH Common Stock immediately prior to the tender offer).

The HLTH Compensation Committee believed it was appropriate to reward HLTH’s executive officers, as well as Mr. Vuolo, for their efforts, on an individualized basis, in connection with those transactions. In particular, the amount of Mr. Wygod’s bonus reflected his overall involvement in those transactions, including in analysis of alternatives, structuring, negotiations, interfacing with outside advisors, supervision of internal staff, and the making of recommendations to the HLTH Board. In addition, the amount of Mr. Wygod’s bonus reflected recognition of the additional responsibilities he assumed, without any change in salary, as Acting CEO of HLTH beginning in February 2008 when Kevin M. Cameron, HLTH’s Chief Executive Officer, went on medical leave.

Equity Compensation.  We use two types of long-term incentives: non-qualified stock options and restricted stock. Stock options are granted with an exercise price that is equal to the fair market value of WebMD Class A Common Stock on the grant date. Thus, participants in our equity plans (including the Named Executive Officers) will only realize value on their stock options if the price of WebMD Class A Common Stock increases after the grant date. The Compensation Committee believes that equity compensation, subject to vesting periods of three to four years, encourages employees to focus on the long-term performance of our company. The amount that employees receive from equity awards increases when the price of Class A WebMD Common Stock increases, which rewards employees for increasing shareholder value. The vesting schedules applicable to these equity awards are intended to further promote retention of employees during the vesting period.

The Compensation Committee does not make equity grants to our executive officers on an annual or other pre-determined basis. In determining whether and when to make equity grants, the Compensation Committee considers the history of prior grants made to individual executive officers, their vesting status and the amounts that have been or may be realized by those individuals from those grants. In addition, the Compensation Committee considers factors similar to those it considers in its decisions relating to cash compensation, as described above, including factors relating to individual and company performance. Finally, the Compensation Committee typically makes larger grants to the executive officers it believes have the greatest potential to affect the value of our company and improve results for stockholders. Similar considerations apply to grants made to other officers and employees. The HLTH Compensation Committee takes a similar approach with respect to equity grants to HLTH’s executive officers and a similar approach is taken with respect to grants made to other HLTH officers and employees.

In December 2008, the WebMD Compensation Committee approved the making of a broad-based equity grant to most of WebMD’s employees, following an increase in the number of shares available for grant under the 2005 Plan approved at our 2008 Annual Meeting of Stockholders. Similarly, in December 2008, the HLTH Compensation Committee approved the making of a broad-based equity grant to HLTH’s Corporate employees. The respective Compensation Committees also specifically determined the size and terms of the grants to be made to executive officers. The specific grants for our Named Executive Officers are listed in “— Executive Compensation Tables — Grants of Plan-Based Awards in 2008” below. WebMD had not made any grants to any of its executive officers since the grants made at the time of our initial public offering in September 2005, other than the grant to Dr. Pence at the time he joined WebMD in late 2007. Accordingly, most of our current executive officers held equity awards that were substantially vested (with one 25% vesting in September 2009 remaining), which reduced the employee retention incentive provided by those awards. The vesting schedule for the December 2008 WebMD equity grants is 25% on March 31 of each of 2010 through 2013. This vesting schedule, which differs from the standard vesting scheduled used by WebMD (25% on the first four anniversaries of grant), was designed so that the initial vesting would be six months after the last vesting of the grants made in connection with our initial public offering. HLTH had not made any grants to its executive officers since the fourth quarter of 2006 (with no grant being made to Mr. Gattinella at that time). In making grants of HLTH equity in December 2008, the HLTH Compensation Committee took into consideration the fact that the option grants made in 2006 were out-of-the-money in December 2008, with an exercise price of $11.86 (or, in the case of Mr. Funston, of $11.60). The grants made in December 2008 had an exercise price of $9.46 (the closing price on December 10, 2008, the date of grant), other than the grant to Mr. Wygod, which had an exercise price of $8.49 (the closing price on December 1, 2008, the date of grant). Similarly, in making grants of WebMD equity to Dr. Pence in December 2008, the WebMD Compensation Committee took into consideration the fact that the option grants made to Dr. Pence when he joined WebMD in November 2007 were out-of-the-money, with an exercise price of $45.23. The grants made by WebMD in December 2008 had an exercise price of $23.61.

Application of Compensation Policies to Individual Named Executive Officers.  Differences in compensation among our Named Executive Officers result from a number of factors and may vary from year to year. The primary factors that may create differences in compensation are disparities in: (a) the level of responsibility of the individual Named Executive Officers, including for those also compensated by HLTH, their responsibilities at HLTH, (b) individual performance of the Named Executive Officers, and (c) our need to motivate and retain specific individuals at specific points in time. In general, larger equity grants are made to our most senior executive officers because they have the greatest potential to affect the value of our company and to improve results for stockholders. Similarly, a greater portion of their total cash compensation is likely to come from their annual bonus. Similar considerations apply with respect to compensation from HLTH.

In 2008, no changes were made to the salaries of our Named Executive Officers. Accordingly, the application of compensation policies to individual Named Executive Officers in 2008 related primarily to: (a) their bonuses, as described under “— Bonuses Paid by WebMD to its Named Executive Officers” and “— Bonuses Paid by HLTH to WebMD Named Executive Officers” above for discussion of the determinations of the specific bonus amounts for the Named Executive Officers; and (b) grants of equity made to them. With respect to the December 2008 equity grants, differences in the size of the grants related mostly to the nature and scope of the individual Named Executive Officer’s level of responsibility within our company and, with respect to Messrs. Wygod and Funston, their level of responsibility within HLTH. In the case of Mr. Wygod, the grant to him of HLTH Restricted Stock and options to purchase HLTH Common Stock was made in connection with an amendment to his employment agreement that, among other things, extended its term to the end of 2012. See “— Employment Agreements with Named Executive Officers — Martin J. Wygod” below. Messrs. Wygod and Funston each received equity grants from both HLTH and WebMD in December 2008 because of their responsibilities and positions at both companies, with Mr. Wygod serving as Chairman of the Board and Acting Chief Executive Officer of HLTH and Mr. Funston as HLTH’s Chief Financial Officer. For Mr. Funston, this was his first grant of options to purchase WebMD Class A Common Stock. Mr. Vuolo received a grant of options to purchase HLTH Common Stock in addition to his grant from WebMD because, as contemplated by his employment agreement, he provides services to HLTH outside of his responsibilities at WebMD. Messrs. Gattinella and Dr. Pence received grants only from WebMD in December 2008. The WebMD equity grants were determined by the WebMD Compensation Committee, with such approval occurring in a joint meeting with the HLTH Compensation Committee and each Compensation Committee took into consideration, in approving the December 2008 grants, the grants being approved by the other Compensation Committee.

Benefits and Perquisites.  Our executive officers are generally eligible to participate in HLTH’s benefit plans on the same basis as our other employees (including matching contributions to the HLTH 401(k) Plan and company-paid group term life insurance). HLTH, for the past several years, has maintained a sliding scale for the cost of employee premiums for its health plan, under which employees with higher salaries pay a higher amount. The limited perquisites (or “perks”) received by our Named Executive Officers in 2008 are described in the footnotes to the Summary Compensation Table. In addition, our executive officers (as part of a larger group of employees generally having a salary of $180,000 or more) receive company-paid supplemental disability insurance, the cost of which is listed in those footnotes.

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

In determining whether to approve executive officer employment agreements (or amendments of or extensions to those agreements), the Compensation Committees of WebMD and HLTH consider our need for the services of the specific individual and the alternatives available to us, as well as potential alternative employment opportunities available to the individual from other companies. In considering whether to approve employment agreement terms that may result in potential payments and other benefits for executives that could become payable following a termination or change in control, the Compensation Committee considers both the costs that could potentially be incurred by our company, as well as the potential benefits to our company, including benefits to our company from post-termination confidentiality, non-solicit and non-compete obligations imposed on the executive and provisions relating to post-termination services required of certain Named Executive Officers. In the case of potential payments and other benefits that could potentially become payable following a change in control, the Compensation Committee considers whether those provisions would provide appropriate benefit to an acquiror, in light of the cost the acquiror would incur, as well as benefits to our company during the period an acquisition is pending.

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

The amount and nature of these benefits vary by individual, with the most senior of the Named Executive Officers typically receiving more of these benefits and receiving them for a longer period. These benefits also vary depending on the reason for the termination. See “Employment Agreements with Named Executive Officers” below for a description of the specific provisions that apply to each of our Named Executive Officers and “Potential Payments and Other Benefits Upon Termination of Employment or Change in Control” below for a sample calculation, based on applicable SEC rules, of the amounts that would have been payable if termination for specified reasons had occurred as of December 31, 2008. No such post-termination benefits apply if a Named Executive Officer is terminated for cause. The Compensation Committee believes that the protections provided to executive officers by the types of employment agreement provisions described above are appropriate for the attraction and retention of qualified and talented executives and consistent with good corporate governance.

Employment Agreement Provisions Regarding Change in Control Benefits.  The Compensation Committees of the WebMD Board and the HLTH Board believe that executives should generally not be entitled to severance benefits upon the occurrence of a change in control, but that it is appropriate to provide for such benefits if a change in control is followed by a termination of employment or other appropriate triggering event. See “— Employment Agreement Provisions Regarding Termination Benefits” above. However, as more fully described below under “Employment Agreements with the Named Executive Officers” and “Potential Payments and Other Benefits Upon Termination of Employment or Change in Control” below, the Compensation Committee has approved the following exceptions:

•	In the case of Mr. Gattinella, his employment agreement provides that, so long as he remains employed for one year following a change in control of WebMD, his options to purchase WebMD Class A Common Stock granted on December 10, 2008 would continue to vest until the second anniversary of the change in control, even if he resigns from the employ of WebMD prior to such vesting date. In addition, that portion of the restricted stock grant made on December 10, 2008 that would have vested through the second anniversary of the change in control would become vested on the date of his resignation.

•	With respect to Mr. Vuolo, his employment agreement includes terms providing that he would be able to resign following a change in control, (a) after the completion of a six month transition period with the successor, and receive the same benefits that he would be entitled to upon a termination without cause following the change in control (as set forth in the tables below and the description of his employment agreement that follows) or (b) in the case of the December 2008 equity grants from HLTH and WebMD, after the completion of a one year transition period, in which event (i) the options granted in December 2008 would continue to vest until the second anniversary of the change in control and

(ii) that portion of the WHC Restricted Stock granted in December 2008 that would have vested through the second anniversary of the change in control would become vested on the date of his resignation.

•	Mr. Wygod’s employment agreement includes terms providing that if there is a change in control of HLTH, all of his outstanding options and other equity compensation (including WebMD equity) would become immediately vested and, if his employment terminates for any reason other than cause, the options would remain exercisable for the remainder of the originally scheduled term. If there is a change in control of WebMD only, WebMD equity granted to him will accelerate on that date. The employment agreement also contains provisions providing that he may resign after a change in control of HLTH only and receive severance payments, but it requires Mr. Wygod to provide consulting services during any period in which he is receiving severance (but at no more than 20% of the level of services that he devoted during the three years prior to the date of termination).

In the negotiations with those Named Executive Officers regarding their employment agreements, the WebMD Compensation Committee or the HLTH Compensation Committee (which was authorized to make compensation determinations with respect to WebMD executive officers prior to WebMD’s initial public offering and is authorized to make compensation determinations with respect to HLTH’s executive officers) recognized that, for those individuals, a change in control is likely to result in a fundamental change in the nature of their responsibilities. Accordingly, under their employment agreements, the applicable Compensation Committee approved the specific Named Executive Officers having, following a change in control, the rights described above. The Compensation Committees believed that the rights provided were likely to be viewed as appropriate by a potential acquiror in the case of those specific individuals. In addition, the Compensation Committees sought to balance the rights given to the Named Executive Officers with certain requirements to provide transitional or consulting services (as described below) in types and amounts likely to be viewed as reasonable by a potential acquiror.

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

Application in 2008.  During 2008, all employment agreements with the Named Executive Officers were amended in a manner intended to bring such agreements into compliance with Section 409A of the Internal Revenue Code. In addition, the amendment to Mr. Wygod’s employment agreement in December 2008 included certain changes to HLTH’s obligations in the event of certain terminations of employment, including: (i) setting the severance period at three years (the prior agreement provided for a severance period equal to the remainder of the term or, if longer, two years); and (ii) including bonus as a component of the 3 year severance payment calculation (based on the average of the bonuses received over the prior three years) in recognition of the fact that bonuses have been a significant portion of the compensation paid to Mr. Wygod. See “— Employment Agreements with Named Executive Officers — Martin J. Wygod” below for additional description of the December 2008 amendment. The remaining provisions related to post-termination compensation (including the Section 280G gross-up provision described above) in that employment agreement were carried forward from the existing employment agreement with Mr. Wygod. The HLTH Compensation Committee believed that it was appropriate to maintain those provisions in the employment agreement in connection with extending the term of the agreement and that the rights provided to Mr. Wygod under those provisions, taken together with the changes made to the employment agreement, were reasonable in order to retain the services of Mr. Wygod and in light of the other provisions of the employment agreement.

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

However, cash bonuses for WebMD’s executive officers and grants of restricted stock do not qualify as performance-based within the meaning of Section 162(m) and, therefore, are subject to its limits on deductibility. In determining that the compensation of WebMD’s executive officers for 2008 was appropriate under the circumstances and in the best interests of WebMD and its stockholders, the Compensation Committee considered the amount of net operating loss carryforwards available to WebMD to offset income for Federal income tax purposes. See Note 15 to the Consolidated Financial Statements included in this Annual Report.

Executive Compensation Tables

This section provides information, in tabular formats specified in applicable SEC rules, regarding the amounts of compensation paid to our Named Executive Officers and related information. The tables included are:

•	Summary Compensation Table, which presents information regarding our Named Executive Officer’s total compensation and the types and value of its components; and

•	three tables providing additional information regarding our equity compensation, entitled: Grants of Plan-Based Awards in 2008; Outstanding Equity Awards at End of 2008; and Option Exercises and Stock Vested in 2008.

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

Summary Compensation Table

Table.  The following table presents information regarding the amount of the total compensation of our Named Executive Officers for services rendered during the years covered, as well as the amount of the specific components of that compensation. The compensation reported in the table reflects all compensation to the Named Executive Officers from our company and any of our subsidiaries as well as from HLTH and any of its other subsidiaries. In certain places in the tables, we have indicated by use of the letters “W” and “H” whether equity compensation relates to securities of WebMD or HLTH.

(a)	(b)		(c)	(d)		(e)		(f)		(g)		(h)
						Stock		Option		All Other
Name and			Salary	Bonus		Awards		Awards		Compensation		Total
Principal Position	Year		($)	($)(1)		($)(2)		($)(2)		($)		($)

Wayne T. Gattinella	2008		560,000	135,000		138,791	W	326,598	W	9,758	(3)	1,170,147
Chief Executive Officer and
President	2007		560,000	135,000		7,457	H	84,850	H	9,214	(3)	1,564,682
						229,931	W	538,230	W

						237,388		623,080
	2006		560,000	340,000		46,977	H	229,800	H	8,313	(3)	2,585,752
						439,809	W	960,853	W

						486,786		1,190,653
Anthony Vuolo	2008		450,000	375,000	(4)	111,349	W	7,191	H	17,704	(5)	1,223,063
Chief Operating Officer								261,819	W

								269,010
	2007		450,000	125,000		7,457	H	84,850	H	16,610	(5)	1,298,445
						183,944	W	430,584	W

						191,401		515,434
	2006		450,000	700,000	(6)	46,977	H	229,800	H	16,079	(5)	2,563,385
						351,847	W	768,682	W

						398,824		998,482
Mark D. Funston	2008		375,000	130,000		176,625	H	190,360	H	7,930	(7)	888,018
Executive VP and Chief								8,103W

Financial Officer								198,463
	2007		375,000	100,000		173,881	H	182,503	H	169,948	(7)	1,001,332
	2006	(8)	46,875	35,000		22,867	H	24,000	H	526	(7)	129,268
William Pence	2008		375,000	55,000		287,210	W	660,723	W	4,360	(9)	1,382,293
Executive VP and Chief Technology Officer
Martin J. Wygod	2008		975,000	1,500,000		1,669,304	H	1,843,880	H	10,847	(10)	6,464,420
Chairman of the Board						138,791	W	326,598W

						1,808,095		2,170,478
	2007		975,000	520,000		1,623,018	H	1,813,757	H	10,847	(10)	5,710,783
						229,931	W	538,230	W

						1,852,949		2,351,987
	2006		975,000	3,530,000	(11)	629,691	H	709,598	H	10,847	(10)	7,255,798
						439,809	W	960,853	W

						1,069,500		1,670,451

(1)	See “— Background Information Regarding the Summary Compensation Table — Supplemental Bonus Plan (SBP)” below for a description of contributions made to a Supplemental Bonus Trust on behalf of Mr. Gattinella and Vuolo and Dr. Pence, but not reflected in this table since such contributions are subject to forfeiture during the periods covered by this table.

(2)	The amounts reported in Columns (e) and (f) above reflect the aggregate dollar amounts recognized by WebMD or HLTH for stock awards and option awards for income statement reporting purposes under SFAS No. 123R (disregarding any estimate of forfeitures related to service-based vesting conditions). See Note 13 (Stock-Based Compensation) to the Consolidated Financial Statements included in this Annual Report and Note 15 (Stock-Based Compensation) to the Consolidated Financial Statements included in HLTH’s Annual Report on Form 10-K for the year ended December 31, 2008 for an explanation of the methodology and assumptions used in determining the fair value of stock and stock option awards granted. The amounts reported in Columns (e) and (f) reflect our accounting expense for these equity awards, not amounts realized by our Named Executive Officers. The actual amounts, if any, ultimately realized by our Named Executive Officers from equity compensation will depend on the price of our Class A Common Stock (or the price of HLTH’s Common Stock in the case of HLTH equity awards) at the time they exercise vested stock options or at the time of vesting of restricted stock. Holders of shares of WebMD Restricted Stock and HLTH Restricted Stock have voting power and the right to receive dividends, if any, that are declared on those shares, but their ability to sell those shares is subject to vesting requirements based on continued employment.

(3)	For 2008, consists of: (a) $3,450 in company matching contributions under the HLTH 401(k) Plan; (b) $3,986 for company-paid supplemental disability insurance; and (c) $2,322 for company-paid group term life insurance. For 2007, consists of: (a) $2,906 in company matching contributions under the HLTH 401(k) Plan; (b) $3,986 for company-paid supplemental disability insurance; and (c) $2,322 for company-paid group term life insurance. For 2006, consists of: (a) $3,085 in company matching contributions under the HLTH 401(k) Plan; (b) $3,986 for company-paid supplemental disability insurance; and (c) $1,242 for company-paid group term life insurance.

(4)	Includes an annual bonus for 2008 of $125,000 paid by WebMD and a bonus of $250,000 paid by HLTH for services he provided to HLTH during 2008 outside his responsibilities as an officer of WebMD, including services in connection with HLTH’s divestitures and tender offer during 2008.

(5)	For 2008, consists of: (a) $4,462 for company-paid supplemental disability insurance; (b) $1,242 for company-paid group term life insurance; and (c) an automobile allowance of $12,000. For 2007, consists of: (a) $3,368 for company-paid supplemental disability insurance; (b) $1,242 for company-paid group term life insurance; and (c) an automobile allowance of $12,000. For 2006, consists of: (a) $3,269 for company-paid supplemental disability insurance; (b) $810 for company-paid group term life insurance; and (c) an automobile allowance of $12,000.

(6)	Includes an annual bonus for 2006 of $250,000 paid by WebMD and special bonus of $450,000 paid by HLTH for services during 2006 to HLTH outside his responsibilities as an officer of WebMD, including in connection with HLTH’s sales, in 2006, of Emdeon Practice Services and of a 52% interest in Emdeon Business Services.

(7)	For 2008, consists of: (a) $3,450 in company matching contributions under the HLTH 401(k) Plan; (b) $3,570 for company-paid supplemental disability insurance; (c) a $100 gift card (an incentive for employees who completed a WebMD Health Manager online questionnaire); and (d) $810 for company-paid group term life insurance. For 2007, consists of: (a) $3,338 in company matching contributions under the HLTH 401(k) Plan; (b) $3,570 for company-paid supplemental disability insurance; (c) $810 for company-paid group term life insurance; and (d) $88,545 for reimbursement of relocation costs plus $73,685 for reimbursement of amounts required to pay income taxes resulting from the payment for such relocation costs. For 2006, consists of: (a) $433 in company matching contributions under the HLTH 401(k) Plan; and (b) $93 for company-paid group term life insurance.

(8)	The information for 2006 reflects compensation beginning in mid-November 2006, when Mr. Funston joined HLTH.

(9)	Consists of: (a) $3,450 in company matching contributions under the HLTH 401(k) Plan; (b) a $100 gift card (an incentive for employees who completed a WebMD Health Manager online questionnaire); and (c) $810 for company-paid group term life insurance.

(10)	For each of 2008, 2007 and 2006, consists of: (a) $3,989 for company-paid supplemental disability insurance; and (b) $6,858 for company-paid group term life insurance.

(11)	Includes 2006 annual bonus of $780,000 paid by HLTH and a special bonus of $2,750,000 paid by HLTH in recognition of the completion of the sales of Emdeon Practice Services and of a 52% interest in Emdeon Business Services in 2006 and the related repositioning of HLTH.

Background Information Regarding the Summary Compensation Table

General.  The Summary Compensation Table above quantifies the amount or value of the different forms of compensation earned by or awarded to our Named Executive Officers and provides a dollar amount for total compensation for each year covered. All amounts reported in the Summary Compensation Table for Messrs. Wygod and Funston reflect compensation from HLTH, except for amounts reflecting grants of WebMD Restricted Stock and options to purchase WebMD Class A Common Stock. The amounts reported in the Summary Compensation Table for our other Named Executive Officers reflect compensation from WebMD, except (a) amounts reflecting grants by HLTH of HLTH Restricted Stock and options to purchase HLTH Common Stock and (b) bonuses paid by HLTH to Mr. Vuolo for services provided to HLTH.

Employment Agreements.  Descriptions of the material terms of each Named Executive Officer’s employment agreement and related information is provided under “Employment Agreements with Named Executive Officers” below. The agreements provide the general framework and some of the specific terms for the compensation of the Named Executive Officers. Approval of the Compensation Committee is required prior to WebMD entering into employment agreements with its executive officers or amendments to those agreements. However, many of the decisions relating to compensation for a specific year made by the Compensation Committee (or, in the case of Messrs. Funston and Wygod, by the HLTH Compensation Committee) are implemented without changes to the general terms of employment set forth in those agreements. For a discussion of the salary, bonus and equity compensation of our Named Executive Officers for 2008 and the decisions made by the Compensation Committee relating to 2008 compensation, see “Compensation Discussion and Analysis” above. In addition, the Named Executive Officers received the other benefits listed in Column (g) of the Summary Compensation Table and described in the related footnotes to the table.

Supplemental Bonus Plan (SBP).  As more fully described in “— Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2008 — Supplemental Bonus Program (SBP)” above, the Compensation Committee of the WebMD Board approved the contribution, in March 2008, to the Supplemental Bonus Trust of SBP Awards for Messrs. Gattinella and Vuolo and certain other WebMD officers and employees, including: a $135,000 contribution for Mr. Gattinella and a $125,000 contribution for Mr. Vuolo. In March 2009, the Supplemental Bonus Trust distributed the March 2008 SBP Awards, together with actual net interest earned on the respective amounts, to SBP participants and, at that time: Mr. Gattinella received $136,869; and Mr. Vuolo received $126,730. In order to receive the applicable payment from the Supplemental Bonus Trust, each SBP participant was required to be employed by WebMD on March 1, 2009 (subject to limited exceptions for death, disability, or certain terminations of employment in connection with a sale of a subsidiary, the closing of a business location or certain other position eliminations). Accordingly, the amounts paid by the Supplemental Bonus Trust to Messrs. Gattinella and Vuolo in March 2009 are not reflected in the 2008 Summary Compensation Table above, but would be reflected in next year’s Summary Compensation Table if the individual is a Named Executive Officer for 2009. In February 2009, the Compensation Committee of the WebMD Board approved the contribution, in March 2009, to the Supplemental Bonus Trust of SBP Awards, including: a $135,000 contribution for Mr. Gattinella; a $125,000 contribution for Mr. Vuolo; and a $55,000 contribution for Dr. Pence. The Supplemental Bonus Trust will distribute the March 2009 SBP Awards, together with actual net interest earned on the respective amounts, to SBP participants as promptly as practicable following March 1, 2010 (but in no event later than 2 1/2 months following such date); provided, however, that in order to receive such payment, each SBP participant must continue to be employed by WebMD on March 1, 2010 (subject to the limited exceptions described above). No contributions were made, in either 2008 or 2009, to the Supplemental Bonus Trust by WebMD with respect to either Mr. Funston or Mr. Wygod.

Grants of Plan-Based Awards in 2008

Table.  The following table presents information regarding the equity incentive awards granted by WebMD and by HLTH to our Named Executive Officers during 2008. Awards of WebMD equity are indicated with “(W)” in columns (d) and (e) and awards of HLTH equity are indicated with “(H)” in those columns. The material terms of each grant are described under “— Additional Information Regarding WebMD Awards” and “— Additional Information Regarding HLTH Awards” below.

(a)	(b)	(c)	(d)		(e)		(f)	(g)
								Grant
					All Option			Date
			All Stock		Awards:		Exercise	Fair
			Awards:		Number of		or Base	Value of
			Number of		Securities		Price of	Stock and
			Shares of		Underlying		Option	Option
	Approval	Grant	Stock		Options		Awards	Awards
Name	Date	Date	(#)		(#)		($/Sh)	($)

Wayne T. Gattinella	12/10/08	12/10/08	60,000	(W)	240,000	(W)	23.61	3,842,784
Anthony Vuolo	12/10/08	12/10/08	—		180,000	(H)	9.46	500,310
	12/10/08	12/10/08	49,000	(W)	196,000	(W)	23.61	3,138,274
Mark D. Funston	12/10/08	12/10/08	12,500	(H)	180,000	(H)	9.46	630,098
	12/10/08	12/10/08	—		60,000	(W)	23.61	606,546
William Pence	12/10/08	12/10/08	12,500	(W)	150,000	(W)	23.61	1,811,490
Martin J. Wygod	12/01/08	12/01/08	240,000	(H)	480,000	(H)	8.49	3,262,560
	12/10/08	12/10/08	60,000	(W)	240,000	(W)	23.61	3,842,784

Additional Information Regarding WebMD Awards.  Each option to purchase WebMD Class A Common Stock granted to our Named Executive Officers was granted pursuant to the 2005 Plan and was part of a broad-based grant to most of WebMD’s employees made on December 10, 2008, following an increase in the number of shares available for grant under the 2005 Plan approved at our 2008 Annual Meeting of Stockholders. All such grants were made with a per-share exercise price equal to the fair market value of a share of WebMD Class A Common Stock on the grant date. For these purposes, and in accordance with the terms of the 2005 Plan and WebMD’s option grant practices, the fair market value is equal to the closing price of a share of WebMD Class A Common Stock on the Nasdaq Global Select Market on the grant date. The vesting schedule for each such stock option granted to our Named Executive Officers in 2008 is as follows: 25% on March 31 of each of 2010 through 2013. This vesting schedule, which differs from the standard vesting scheduled used by WebMD (25% on the first four anniversaries of grant), was designed so that the initial vesting would be six months after the last vesting of the grants made in connection with our initial public offering. Once vested, each such stock option will generally remain exercisable until its normal expiration date. Each such stock option granted to our Named Executive Officers in 2008 has a term of 10 years. For information regarding the effect on the vesting and exercisability of these stock options of the death, disability or termination of employment of a Named Executive Officer or a change of control of WebMD or HLTH, see “Potential Payments and Other Benefits Upon Termination of Employment or a Change in Control” and “Employment Agreements with Named Executive Officers” below. If a Named Executive Officer’s employment is terminated for cause, outstanding stock options (whether vested or unvested) would immediately terminate.

Each award of WebMD Restricted Stock to our Named Executive Officers in 2008 represents an award of WebMD Class A Common Stock that is subject to certain restrictions, including restrictions on transferability, and was made under, and is subject to the terms of, the 2005 Plan. The restrictions lapse in accordance with the terms of the award agreement. Holders of shares of WebMD Restricted Stock have voting power and the right to receive dividends, if any, that are declared on those shares. The vesting schedule for these grants of WebMD Restricted Stock is 25% on March 31 of each of 2010 through 2013, the same as the options granted by WebMD on that date (the reason for which is discussed above). For information regarding the effect on vesting of WebMD Restricted Stock of the death, disability or termination of employment of a Named Executive Officer or a change of control of WebMD, see “Potential Payments and Other Benefits Upon

Termination of Employment or a Change in Control” below. If a Named Executive Officer’s employment is terminated for cause, unvested shares of WebMD Restricted Stock are forfeited.

The 2005 Plan is administered by the Compensation Committee of the WebMD Board. The WebMD Compensation Committee has authority to interpret the plan provisions and make all required determinations under the 2005 Plan. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits, and making provision to ensure that any tax withholding obligations incurred in respect of awards are satisfied. Awards granted under the 2005 Plan are generally transferable only to a beneficiary of a Plan participant upon his or her death or to certain family members or family trusts. However, the WebMD Compensation Committee may establish procedures for the transfer of awards to other persons or entities, provided that such transfers comply with applicable laws.

For information regarding shares available for grant under the 2005 Plan, as of the end of 2008, see “Equity Compensation Plan Information” in Item 12 below.

Additional Information Regarding HLTH Awards.  Each option to purchase HLTH Common Stock granted to our Named Executive Officers during 2008 was granted pursuant to the HLTH 2000 Plan. All such grants were made with a per-share exercise price equal to the fair market value of a share of HLTH Common Stock on the grant date. For these purposes, and in accordance with the terms of the HLTH 2000 Plan and HLTH’s option grant practices, the fair market value is equal to the closing price of a share of Common Stock of HLTH on the Nasdaq Global Select Market on the grant date. Each HLTH stock option granted to our Named Executive Officers in 2008 is subject to a four (4) year vesting schedule (with 25% vesting on each of the first four anniversaries of the grant date). Once vested, each such stock option will generally remain exercisable until its normal expiration date. Each of the HLTH stock options granted to our Named Executive Officers in 2008 has a term of 10 years. For information regarding the effect on the vesting and exercisability of these stock options of the death, disability or termination of employment of a Named Executive Officer or a change of control of HLTH, see “Potential Payments and Other Benefits Upon Termination of Employment or a Change in Control” and “Employment Agreements with Named Executive Officers” below. If a Named Executive Officer’s employment is terminated for cause, outstanding stock options (whether vested or unvested) would immediately terminate.

Each award of HLTH Restricted Stock to our Named Executive Officers in 2008 represents an award of HLTH Common Stock that is subject to certain restrictions, including restrictions on transferability, and was made under, and is subject to the terms of, the HLTH 2000 Plan. The restrictions lapse in accordance with the terms of the award agreement. Holders of shares of HLTH Restricted Stock have voting power and the right to receive dividends, if any, that are declared on those shares. All the grants of HLTH Restricted Stock made in 2008 to the Named Executive Officers are subject to a three year vesting schedule, with one-third vesting on each of the first three anniversaries of the date of grant, other than the grant made to Mr. Wygod on December 1, 2008, which is subject to a four year vesting schedule, with one-quarter vesting on each of the first four anniversaries of the date of grant. For information regarding the effect on vesting of HLTH Restricted Stock of the death, disability or termination of employment of a Named Executive Officer or a change of control of HLTH, see “Potential Payments and Other Benefits Upon Termination of Employment or a Change in Control” below. If a Named Executive Officer’s employment is terminated for cause, unvested shares of HLTH Restricted Stock are forfeited.

The HLTH 2000 Plan is administered by the Compensation Committee of the HLTH Board. The HLTH Compensation Committee has authority to interpret the plan provisions and make all required determinations under the HLTH 2000 Plan. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits, and making provision to ensure that any tax withholding obligations incurred in respect of awards are satisfied. Awards granted under the HLTH 2000 Plan are generally transferable only to a beneficiary of a Plan participant upon his or her death or to certain family members or family trusts. However, the HLTH Compensation Committee may establish procedures for the transfer of awards to other persons or entities, provided that such transfers comply with applicable laws.

Outstanding Equity Awards at End of 2008

The following table presents information regarding the outstanding equity awards held by each Named Executive Officer as of December 31, 2008, including the vesting dates for the portions of these awards that had not vested as of that date. Awards of WebMD equity are indicated with “(W)” at the beginning of column (b) in the table and awards of HLTH equity are indicated with “(H)” at the beginning of that column.

(a)			(b)	(c)		(d)	(e)	(f)	(g)		(h)	(i)
	Option Awards(1)								Stock Awards(2)
				Number of								Market
	Number of			Securities					Number of			Value of
	Securities			Underlying					Shares of			Shares of
	Underlying Unexercised			Unexercised		Option			Stock That		Stock	Stock
	Options			Options		Exercise	Option	Option	Have Not		Award	That Have
	(#)			(#)		Price	Grant	Expiration	Vested		Grant	Not Vested
Name	Exercisable			Unexercisable		($)	Date	Date	(#)		Date	($)(3)

Wayne T. Gattinella	(W	)	—	240,000	(7)	23.61	12/10/08	12/10/18	60,000	(7)	12/10/08	1,415,400
	(W	)	165,000	55,000	(4)	17.50	9/28/05	9/28/15	13,750	(4)	9/28/05	324,363
	(H	)	250,000	—		8.59	3/17/04	3/17/14	—		—	—
	(H	)	204,881	—		4.81	8/20/01	8/20/11	—		—	—

Anthony Vuolo	(W	)	—	196,000	(7)	23.61	12/10/08	12/10/18	49,000	(7)	12/10/08	1,155,910
	(H	)	—	180,000	(4)	9.46	12/10/08	12/10/18	—		—	—
	(W	)	132,000	44,000	(4)	17.50	9/28/05	9/28/15	11,000	(4)	9/28/05	259,490
	(H	)	250,000	—		8.59	3/17/04	3/17/14	—		—	—
	(H	)	200,000	—		12.75	8/21/00	8/21/10	—		—	—
	(H	)	625,000	—		11.55	6/05/00	6/05/10	—		—	—
	(H	)	97,500	—		34.23	10/04/99	10/04/09	—		—	—
	(H	)	187,500	—		18.20	10/04/99	10/04/09	—		—	—
	(H	)	97,500	—		13.85	6/15/99	6/15/09	—		—	—

Mark D. Funston	(H	)	—	180,000	(4)	9.46	12/10/08	12/10/18	12,500	(6)	12/10/08	130,750
	(W	)	—	60,000	(7)	23.61	12/10/08	12/10/18	—		—	—
	(H	)	90,000	90,000	(4)	11.60	11/13/06	11/13/16	30,000	(4)	11/13/06	313,800

William Pence	(W	)	—	150,000	(7)	23.61	12/10/08	12/10/18	12,500	(7)	12/10/08	294,875
	(W	)	37,500	112,500	(4)	45.23	11/1/07	11/1/17	18,750	(4)	11/1/07	442,313

Martin J. Wygod	(W	)	—	240,000	(7)	23.61	12/10/08	12/10/18	60,000	(7)	12/10/08	1,415,400
	(H	)	—	480,000	(4)	8.49	12/01/08	12/01/18	240,000	(4)	12/01/08	2,510,400
	(H	)	540,000	360,000	(5)	11.86	10/23/06	10/23/16	120,000	(5)	10/23/06	1,255,200
	(H	)	175,000	300,000	(4)	8.77	1/27/06	1/27/16	50,000	(6)	1/27/06	523,000
	(W	)	165,000	55,000	(4)	17.50	9/28/05	9/28/15	13,750	(4)	9/28/05	324,363
	(H	)	3,000,000	—		12.75	8/21/00	8/21/10	—		—	—
	(H	)	585,000	—		13.85	6/15/99	6/15/09	—		—	—
	(H	)	25,000	—		22.90	7/01/98	7/01/13	—		—	—
	(H	)	25,000	—		15.50	7/01/97	7/01/12	—		—	—
	(H	)	25,000	—		14.80	7/01/96	7/01/11	—		—	—
	(H	)	25,000	—		10.00	7/03/95	7/03/10	—		—	—

(1)	Each stock option grant reported in the table above was granted under, and is subject to, our 2005 Plan, the HLTH 2000 Plan, the HLTH 1996 Stock Plan or another plan or agreement that contains substantially the same terms. The option expiration date shown in Column (f) above is the normal expiration date, and the last date that the options may be exercised. For each Named Executive Officer, the unexercisable options shown in Column (c) above are also unvested. Unvested options are generally forfeited if the Named Executive Officer’s employment terminates, except to the extent otherwise provided in an employment agreement. For information regarding the effect on vesting of options of the death, disability or termination of employment of a Named Executive Officer or a change in control of HLTH or WebMD, see “Potential Payments and Other Benefits Upon Termination of Employment or a Change in Control” below. The exercisable options shown in Column (b) above, and any unexercisable options shown in Column (c) above that subsequently become exercisable, will generally expire earlier than the normal expiration date if the Named Executive Officer’s employment terminates, except as otherwise specifically provided in the Named Executive Officer’s employment agreement. For a description of the material terms of the Named Executive Officer’s employment agreements, see “Employment Agreements with Named Executive Officers” below.

(2)	Unvested shares of restricted stock are generally forfeited if the Named Executive Officer’s employment terminates, except to the extent otherwise provided in an employment agreement. The stock awards held by our Named Executive Officers are subject to accelerated or continued vesting in connection with a change in control of WebMD or HLTH, as the case may be, and upon certain terminations of employment, as described below in more detail under “Employment Agreements with Named Executive Officers” and

“Potential Payments and Other Benefits Upon Termination of Employment or a Change in Control.” Except as otherwise indicated in those sections, unvested stock awards will generally be forfeited if a Named Executive Officer’s employment terminates.

(3)	The market or payout value of stock awards reported in Column (i) is computed by multiplying the number of shares of stock reported in Column (g) by (A) $10.46, the closing market price of HLTH Common Stock on December 31, 2008 (the last trading day of 2008), for HLTH Restricted Stock, or (B) $23.59, the closing market price of WebMD Class A Common Stock on that date, for WebMD Restricted Stock.

(4)	Vesting schedule is: 25% of the original amount granted on each of first, second, third and fourth anniversaries of the date of the grant.

(5)	Vesting schedule is: 27% of the original amount granted on first anniversary of the date of the grant, 33% on second anniversary and 40% on third anniversary.

(6)	Vesting schedule is: 1/3 of the original amount granted on each of first, second and third anniversaries of the date of the grant.

(7)	Vesting schedule is: 25% of the original amount granted on March 31 of each of 2010, 2011, 2012 and 2013.

Option Exercises and Stock Vested in 2008

No options to purchase WebMD Class A Common Stock were exercised during 2008 by our Named Executive Officers. The following table presents information regarding the exercise of options to purchase HLTH Common Stock by our Named Executive Officers during 2008, and regarding the vesting during 2008 of WebMD Restricted Stock and HLTH Restricted Stock previously granted to our Named Executive Officers. Amounts with respect to WebMD equity are noted with a “W” and amounts with respect to HLTH equity are noted with an “H.”

(a)	(b)		(c)		(d)		(e)
	Option Awards				Stock Awards
	Number of Shares		Value Realized		Number of Shares		Value Realized
	Acquired on Exercise		on Exercise		Acquired on Vesting		on Vesting
Name	(#)		($)(1)		(#)		($)(2)

Wayne T. Gattinella	35,000	H	125,526	H	13,750	W	450,313	W
Anthony Vuolo	160,000	H	1,340,389	H	11,000	W	360,250	W
Mark D. Funston	—		—		15,000	H	127,950	H
William Pence	—		—		6,250	W	144,438	W
Martin J. Wygod	—		—		149,000	H	1,379,760	H
					13,750	W	450,313	W

							1,830,073

(1)	The dollar amounts shown in Column (c) above for option awards are determined by multiplying (i) the number of shares of HLTH Common Stock to which the exercise of the option related, by (ii) the difference between (1) the per-share closing price of HLTH Common Stock on the date of exercise (or, for any shares sold on the date of exercise, the actual sale price received) and (2) the exercise price of the options.

(2)	The dollar amounts shown in Column (e) above for stock awards are determined by multiplying the number of shares that vested by the per-share closing price of WebMD Class A Common Stock or HLTH Common Stock on the vesting date.

Potential Payments and Other Benefits Upon Termination of Employment or a Change in Control

Background and Assumptions.  In this section, we provide tables containing estimates of amounts that may become payable to our Named Executive Officers under their employment agreements as a result of a termination of employment under specific circumstances, as well as estimates regarding the value of other benefits they may become entitled to receive as a result of such termination. For a general discussion of matters relating to compensation that may become payable by WebMD or HLTH after termination of employment or a change in control, see “Compensation Discussion and Analysis — Compensation Following Termination of Employment or a Change in Control” above and for a detailed description of the applicable provisions of the employment agreements of our Named Executive Officers, see “Employment Agreements with Named Executive Officers” below. Under those agreements, the amount and types of payment and other benefits vary depending on whether the termination is as a result of death or disability, is with or without cause, is a resignation for good reason and/or is in connection with a change in control. As prescribed by applicable SEC rules, in estimating the amount of any potential payments to Named Executive Officers under their employment agreements and the value of other benefits they may become entitled to receive, we have assumed that the applicable triggering event (i.e., termination of employment or change in control) occurred on December 31, 2008, that the price per share of HLTH Common Stock is $10.46 (the closing price per share on December 31, 2008, the last trading day in 2008), and that the price per share of WebMD Class A Common Stock is $23.59 (the closing price per share on December 31, 2008). We have also treated the right to continue to vest in options as being accelerated to December 31, 2008 for purposes of this disclosure only.

If the benefits payable to Mr. Vuolo in connection with a change in control would be subject to the excise tax imposed under Section 280G of the Internal Revenue Code of 1986 (“Section 280G”), WebMD has agreed to make an additional payment to him so that the net amount of such payment (after taxes) that he receives is sufficient to pay the excise tax due. HLTH has agreed to make such additional payments to Mr. Wygod. In the tables below, we have calculated the Section 280G excise tax on the basis of IRS regulations and Rev. Proc. 2003-68 and have assumed that the Named Executive Officer’s outstanding equity awards would be accelerated and terminated in exchange for a cash payment upon the change in control. The value of this acceleration (and thus the amount of the additional payment) would be slightly higher if the accelerated awards were assumed by the acquiring company rather than terminated upon the transaction. For purposes other than calculating the Section 280G excise tax, we have calculated the value of any option or stock award that may be accelerated in connection with a change in control to be the amount the holder can realize from such award as of December 31, 2008: for options, that is the market price of the shares that would be received upon exercise, less the applicable exercise price; and for restricted stock, that is the market value of the shares that would vest. We have also assumed that they have no accrued and unused vacation at December 31, 2008.

Tables.  The tables below set forth estimates (rounded to the nearest $1,000), based on the assumptions described above and in the footnotes to the tables, of the potential payments and the potential value of other benefits applicable to each Named Executive Officer upon the occurrence of specified termination or change in control triggering events. The terms used in the tables have the meanings given to them in each Named Executive Officer’s employment agreement and described below under “Employment Agreements with Named Executive Officers.” In addition, the amounts set forth in each table reflect the following:

•	In the column entitled “Permanent Disability or Death,” the amounts reflect both provisions in those employment agreements and the fact that WebMD’s and HLTH’s equity plans generally provide for acceleration of vesting of awards in the event of a termination of employment as a result of death or disability.

•	Under their employment agreements, Messrs. Vuolo and Wygod are eligible to continue to participate in our health and welfare plans (or comparable plans) for a specified period and Messrs. Funston and Gattinella and Dr. Pence are eligible to receive payment for their COBRA premiums for a specified period. In the row entitled “Health and Welfare Benefits Continuation,” the amounts are based upon the current average cost to our company of these benefits per employee and are net of amounts that the executives would continue to be responsible for. We have not made any reduction in the amounts in this row to reflect the fact that the obligation to continue benefits ceases in the event the executive becomes eligible for comparable coverage with a subsequent employer.

Wayne T. Gattinella, Chief Executive Officer and President

								Termination of
		Voluntary						Employment
		Termination						without “Cause” or
	Voluntary	in Connection					Involuntary	for “Good Reason”
	Termination	with a	Other	Permanent		Involuntary	Termination	Following a
Executive Benefits and	for “Good	“Change in	Voluntary	Disability		Termination	without	“Change in
Payments	Reason”	Control”(1)	Termination	or Death		for “Cause”	“Cause”	Control”

Cash Severance(2)	830,000	-0-	-0-	135,000	(3)	-0-	830,000	830,000
Stock Options	335,000	335,000	-0-	335,000		-0-	335,000	335,000
Restricted Stock	-0-	708,000	-0-	1,740,000		-0-	-0-	708,000
Health and Welfare Benefits Continuation	18,000	-0-	-0-	-0-		-0-	18,000	18,000
280G Tax Gross-Up	-0-	-0-	-0-	-0-		-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-		-0-	-0-	-0-
TOTAL	1,183,000	1,043,000	-0-	2,210,000		-0-	1,183,000	1,891,000

(1)	In the event of a Change in Control of WebMD, the unvested portion of the options granted to Mr. Gattinella at the time of WebMD’s initial public offering would continue to vest until the next vesting date following the Change in Control, so long as he remains employed for 6 months following the Change in Control. In addition, in the event of a Change in Control of either WebMD or HLTH, the December 2008 option and restricted stock awards will continue to vest through the second anniversary of the Change in Control so long as he remains employed for one year following the Change in Control. However, for purposes of calculating the amounts included in the column entitled “Voluntary Termination in Connection with Change in Control” we treat such resignation as occurring on December 31, 2008 and assume that the requirement for the applicable transition period has been met.

(2)	Represents one year of salary and an annual bonus for 2008. We have assumed, solely for purposes of this table, that the amount of the annual bonus used for calculating the amounts in this line of the table, is $270,000, the amount of Mr. Gattinella’s actual cash bonus for 2007 (the year prior to the year of the assumed termination) together with the amount contributed on his behalf to the Supplemental Bonus Trust (for additional information, see “— Summary Compensation Table — Supplemental Bonus Plan (SBP)” above).

(3)	Represents the amount contributed in March 2008 on Mr. Gattinella’s behalf to the Supplemental Bonus Trust, which would be paid to him in the event of a termination of his employment, as of December 31, 2008, as a result of disability.

Anthony Vuolo, Chief Operating Officer

							Termination of
		Voluntary					Employment
		Termination in					without ‘‘Cause” or
	Voluntary	Connection				Involuntary	for ‘‘Good Reason”
	Termination	with a	Other	Permanent	Involuntary	Termination	Following a
Executive Benefits and	for “Good	‘‘Change in	Voluntary	Disability or	Termination	without	‘‘Change in
Payments	Reason”	Control”(1)	Termination	Death(2)	for ‘‘Cause”	‘‘Cause”	Control”

Cash Severance(3)	1,300,000	1,300,000	-0-	1,425,000	-0-	1,300,000	1,300,000
Stock Options	268,000	358,000	-0-	448,000	-0-	268,000	358,000
Restricted Stock	-0-	578,000	-0-	1,415,000	-0-	-0-	578,000
Health and Welfare Benefits Continuation	68,000	68,000	-0-	68,000	-0-	68,000	68,000
280G Tax Gross-Up(4)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	1,636,000	2,304,000	-0-	3,356,000	-0-	1,636,000	2,304,000

(1)	Mr. Vuolo may resign from his employment after 6 months following a Change in Control of WebMD or HLTH (subject to certain exceptions) and receive the same benefits as if he was terminated without Cause or for Good Reason following a Change in Control (other than with respect to the option and restricted stock awards granted to him in December 2008). He may not unilaterally resign without Good Reason prior to such date and receive these benefits. The December 2008 option and restricted stock awards will continue to vest through the second anniversary of the Change in Control so long as he remains employed for one year following the Change in Control. However, for purposes of calculating the amounts included in the column entitled “Voluntary Termination in

Connection with Change in Control” we treat such resignation as occurring on December 31, 2008 and assume that the requirement for the applicable transition period has been met.

(2)	Includes the $125,000 contributed in March 2008 on Mr. Vuolo’s behalf to the Supplemental Bonus Trust, which would be paid to him in the event of a termination of his employment, as of December 31, 2008, as a result of disability (for additional information, see “— Summary Compensation Table — Supplemental Bonus Plan (SBP)” above).

(3)	The amounts in this row, other than the columns that are zero, consist of 18 months of salary and annual bonuses, plus an annual bonus for 2008. We have assumed, solely for purposes of this table, that the amount of the annual bonus used for calculating the amounts in this line of the table, is $250,000, the amount of Mr. Vuolo’s actual cash bonus for 2007 (the year prior to the year of the assumed termination) together with the amount contributed on his behalf to the Supplemental Bonus Trust.

(4)	For purposes of preparing this table, we have assumed that the bonus for the year of termination is reasonable compensation for services performed. In addition, we have assumed, solely for purposes of preparing this table, that 50% of the salary continuation portion of the severance constitutes “reasonable compensation” for the restrictive covenants to which the executive is bound following the termination of employment. Accordingly, we have not treated that portion of the salary continuation as a parachute payment for purposes of Section 280G. Such assumption may change at the time of an actual change in control.

Mark D. Funston, Executive VP and Chief Financial Officer

		Voluntary					Termination of
		Termination					Employment
	Voluntary	in Connection				Involuntary	without “Cause”
	Termination	with a	Other	Permanent	Involuntary	Termination	Following a
Executive Benefits and	for “Good	“Change in	Voluntary	Disability	Termination	without	“Change in
Payments	Reason”	Control”	Termination	or Death	for “Cause”	“Cause”	Control”(2)

Cash Severance(1)	-0-	-0-	-0-	750,000	-0-	750,000	750,000
Stock Options	-0-	-0-	-0-	180,000	-0-	-0-	-0-
Restricted Stock	-0-	-0-	-0-	445,000	-0-	314,000	314,000
Health and Welfare Benefits Continuation	-0-	-0-	-0-	21,000	-0-	21,000	21,000
280G Tax Gross-Up	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	-0-	-0-	-0-	1,396,000	-0-	1,085,000	1,085,000

(1)	$750,000 represents two years of salary.

(2)	“Change in Control” refers, for purposes of this column, to a “Change in Control” of HLTH. Mr. Funston is not entitled to any additional payments or benefits in the event of a change in control of WebMD.

William Pence, Executive Vice President — Chief Technology Officer

Termination of
		Voluntary					Employment
		Termination					without “Cause” or
	Voluntary	in Connection				Involuntary	for “Good Reason”
	Termination	with a	Other	Permanent	Involuntary	Termination	Following a
Executive Benefits and	for “Good	“Change in	Voluntary	Disability	Termination	without	“Change in
Payments	Reason”	Control”	Termination	or Death	for “Cause”	“Cause”	Control”

Cash Severance(1)	485,000	-0-	-0-	-0-	-0-	485,000	485,000
Stock Options	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Restricted Stock	-0-	-0-	-0-	737,000	-0-	-0-	147,000
Health and Welfare Benefits Continuation(2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
280G Tax Gross-Up	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	485,000	-0-	-0-	737,000	-0-	485,000	632,000

(1)	$485,000 represents one year of salary ($375,000) and an annual bonus for 2008 of $110,000. We have assumed, solely for purposes of preparing this table, that the amount of the annual bonus used for calculating the amounts in this line of the table is the sum of the actual amount of Mr. Pence’s bonus for 2008 and the actual amount contributed to the Supplemental Bonus Trust for Mr. Pence for 2008. We did not use the year prior to the year of termination because Mr. Pence was not an employee for all of 2007 and received a contractually agreed upon bonus of $75,000 for the part-year period, as approved by the Compensation Committee prior to his employment.

(2)	Although Dr. Pence would be entitled to COBRA premiums to be paid by us if his employment were terminated by us without Cause or by him for Good Reason, he has not enrolled in our health insurance plan.

Martin J. Wygod, Chairman of the Board

							Termination of
		Voluntary					Employment
		Termination					without “Cause” or
	Voluntary	in Connection				Involuntary	for ‘‘Good Reason”
	Termination	with a	Other	Permanent	Involuntary	Termination	Following a
Executive Benefits and	for ‘‘Good	‘‘Change in	Voluntary	Disability	Termination	without	“Change in
Payments(1)	Reason”	Control”	Termination	or Death	for “Cause”	‘‘Cause”	Control”

Cash Severance(2)	5,258,000	5,258,000	-0-	5,258,000	-0-	5,258,000	5,258,000
Stock Options	1,788,000	1,788,000	-0-	1,788,000	-0-	1,788,000	1,788,000
Restricted Stock	6,028,000	6,028,000	-0-	6,028,000	-0-	6,028,000	6,028,000
Health and Welfare Benefits Continuation	38,000	38,000	-0-	38,000	-0-	38,000	38,000
280G Tax Gross-Up(3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	13,112,000	13,112,000	-0-	13,112,000	-0-	13,112,000	13,112,000

(1)	If there is a Change in Control of WebMD only (and not HLTH) or if Mr. Wygod resigns as a result of a material reduction in his title or responsibilities by WebMD, WebMD has no obligation with respect to cash severance or benefits. Our only obligation relates to vesting and exercisability of grants of WebMD equity we have made to him. If either of such events occurred on December 31, 2008, he would have received an aggregate value of $1,740,000 representing WebMD accelerated restricted stock and $335,000 representing WebMD accelerated options.

(2)	Represents salary and bonus for three years as well as a bonus for the year of termination (the bonus is determined by averaging bonus amounts for the prior three years). Mr. Wygod is required to provide certain consulting services during the period he is receiving severance payments, but at no more than 20% of the level he provided in the three year period prior to the date of termination.

(3)	We have assumed, solely for purposes of preparing this table, that the salary continuation portion of the severance and the bonus for the year of termination are the only portion of the benefits that constitutes “reasonable compensation” for the consulting services required of Mr. Wygod, the restrictive covenants to which the executive is bound following the termination of employment and the services rendered for 2008. Accordingly, we have not treated the salary continuation portion and such bonus as a parachute payment for purposes of Section 280G. Such assumption may change at the time of an actual change in control.

Employment Agreements with Named Executive Officers

The following are summaries of the employment agreements with our Named Executive Officers. The agreements provide the general framework and some of the specific terms for the compensation of the Named Executive Officers. Approval of the Compensation Committee is required prior to WebMD entering into employment agreements with its executive officers. However, many of the decisions relating to the compensation of our Named Executive Officers for a specific year made by the Compensation Committee (or, in the case of Messrs. Funston and Wygod, by the HLTH Compensation Committee) are implemented without changes to the general terms of employment set forth in those agreements. With respect to 2008, those decisions and their implementation are discussed earlier in this “Executive Compensation” section.

Wayne T. Gattinella

We are party to an employment agreement, dated as of April 28, 2005 and amended on December 10, 2008, with Wayne Gattinella, who serves as our CEO and President. The following is a description of Mr. Gattinella’s employment agreement, as amended:

•	Mr. Gattinella currently receives an annual base salary of $560,000 and is eligible to earn a bonus of up to 100% of his base salary, the actual amount to be determined by the Compensation Committee of our Board in its discretion. For 2008, Mr. Gattinella received an annual bonus of $135,000, determined by the Compensation Committee in its discretion. In addition, the Compensation Committee approved an SBP Award of $135,000 with respect to Mr. Gattinella. See “Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2008 — Bonuses Paid by WebMD to its Named Executive Officers” and “— Supplemental Bonus Program (SBP)” above. For information regarding Mr. Gattinella’s equity compensation, see the “Executive Compensation Tables” above.

•	In the event of the termination of Mr. Gattinella’s employment, prior to April 30, 2009, by WebMD without “Cause” or by Mr. Gattinella for “Good Reason” (as those terms are described below), he would be entitled to continue to receive his base salary for one year from the date of termination, to receive any unpaid bonus for the year preceding the year in which the termination occurs, and to receive healthcare coverage until the earlier of one year following his termination and the date upon which he receives comparable coverage under another plan. Amounts with respect to Mr. Gattinella’s SBP Award are payable in accordance with the terms of the Supplemental Bonus Program Trust (see “Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2008 — Annual Cash Bonuses” and “— Supplemental Bonus Program (SBP)” above). In the event that a termination of Mr. Gattinella’s employment by WebMD without Cause or by Mr. Gattinella for Good Reason occurs before the fourth anniversary of the grant of the options to purchase WebMD Class A Common Stock made in connection with our initial public offering, 25% of such options would continue to vest on the next vesting date following the date of termination.

•	The December 2008 amendment described the material terms of the December 2008 equity awards made to Mr. Gattinella. Specifically, Mr. Gattinella may resign one year after the occurrence of a Change in Control of WebMD (as defined in the 2005 Plan) or of HLTH (as defined in the 2000 Plan) and (i) he would continue to vest in the option granted on December 10, 2008 through the second anniversary of the Change in Control and (ii) that portion of the restricted stock award made on the same date that would have vested over the two year period following the Change in Control will become vested on the date of resignation. The grant made at the time of our initial public offering had a similar provision (with a 6 month transition requirement), but given that the last vesting of such grant is September 28, 2009, such provision has no further effect.

•	For purposes of the employment agreement: (a) “Cause” includes (i) continued willful failure to perform duties after 30 days’ written notice, (ii) willful misconduct or violence or threat of violence that would harm WebMD, (iii) a breach of a material WebMD policy or a material breach of the employment agreement or the Trade Secret and Proprietary Information Agreement (as described below), that remains unremedied after 30 days’ written notice, or (iv) conviction of a felony in respect of a dishonest or fraudulent act or other crime of moral turpitude; and (b) “Good Reason” means Mr. Gattinella’s resignation within one year of any of the following conditions or events remaining in effect after applicable notice periods: (i) a material reduction in base salary, (ii) a material reduction in authority, or (iii) any material breach of the employment agreement by WebMD.

•	The December 2008 amendment also made changes to the agreement that were intended to bring its terms into compliance with Section 409A by, among other things, clarifying the timing of certain payments.

•	The employment agreement and the Trade Secret and Proprietary Information Agreement described below are governed by the laws of the State of New York.

Mr. Gattinella is also a party to a related Trade Secret and Proprietary Information Agreement that contains confidentiality obligations that survive indefinitely. The agreement also includes non-solicitation provisions that prohibit Mr. Gattinella from hiring WebMD’s employees or soliciting any of WebMD’s clients or customers that he had a relationship with during the time he was employed by WebMD, and non-competition provisions that prohibit Mr. Gattinella from being involved in a business that competes with WebMD’s business or that competes with any other business engaged in by any affiliates of WebMD if he is directly involved in such business. The non-solicitation and non-competition obligations end on the first anniversary of the date his employment has ceased. The post-employment payments and benefits due to Mr. Gattinella are subject to his continued compliance with these covenants.

Anthony Vuolo

Anthony Vuolo, who serves as our Chief Operating Officer, was a party to an employment agreement with HLTH. Mr. Vuolo’s employment agreement was amended and restated, effective as of the date of our initial public offering, and assumed by us. The agreement was further amended as of December 10, 2008 and February 19, 2009. The December 2008 amendment made changes to the agreement that were intended to bring its terms into compliance with Section 409A by, among other things, clarifying the timing of certain payments. The February 2009 amendment made certain modifications to the December 10, 2008 option to purchase HLTH Common Stock granted to Mr. Vuolo relating to the impact of certain terminations of employment (as described below). The following is a description of the agreement, as amended:

•	The employment agreement provides that Mr. Vuolo will receive an annual base salary of $450,000 and is eligible to earn a bonus of up to 100% of his base salary, the actual amount to be determined by the Compensation Committee of our Board in its discretion. For 2008, Mr. Vuolo received an annual bonus of $125,000 from WebMD, determined by the Compensation Committee of our Board in its discretion. In addition, the Compensation Committee approved an SBP Award of $125,000 with respect to Mr. Vuolo. See “Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2008 — Bonuses Paid by WebMD to its Named Executive Officers” and “— Supplemental Bonus Program (SBP)” above. The Compensation Committee of the HLTH Board also approved a bonus of $250,000 paid by HLTH to Mr. Vuolo in recognition for services he provided to HLTH during 2008 outside his responsibilities as an officer of WebMD, including services in connection with HLTH’s divestitures and tender offer during 2008. The employment agreement specifically contemplated that Mr. Vuolo would, from time to time, provide services to HLTH unrelated to his WebMD responsibilities. For information regarding Mr. Vuolo’s equity compensation, see the “Executive Compensation Tables” above.

•	In the event of the termination of Mr. Vuolo’s employment due to his death or disability, by us without Cause (as described below), or by Mr. Vuolo for Good Reason (as described below), or as a result of our failure to renew his employment agreement, he would be entitled to:

(a)	continuation of his base salary for a period of eighteen months following the date of termination;

(b)	any unpaid bonus for the year preceding the year in which the termination of employment occurs, as well as payment for bonuses for the eighteen-month period following the date of termination calculated using the bonus paid for the year prior to the year of termination (and, for this purpose only, the amount of his SBP Award for such year, if any); and

(c)	continued participation in our welfare benefit plans for thirty-six months (or if earlier, until he is eligible for comparable benefits); provided that, pursuant to the December 2008 amendment, he will no longer be entitled to participate in our disability plans and will instead be entitled to a payment equal to the greater of $10,000 and 200% of the cost of his coverage for up to three years.

Amounts with respect to Mr. Vuolo’s SBP Award are payable only in accordance with the terms of the Supplemental Bonus Trust (see “Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2008 — Annual Cash Bonuses” and “— Supplemental Bonus Program (SBP)” above). In addition, all vested options to purchase HLTH Common Stock granted to Mr. Vuolo (other than the options granted on March 17, 2004 and on December 10, 2008) would remain exercisable as if he remained in HLTH’s employ through the original expiration date specified in each applicable stock option agreement. Further, the options to purchase WebMD Class A Common Stock granted in connection with our initial public offering would continue to vest through the next vesting date following the date of termination. Mr. Vuolo’s receipt of these severance benefits is subject to his continued compliance with the applicable restrictive covenants described below.

•	For purposes of the employment agreement: (a) “Cause” includes (i) a material breach of his employment agreement that remains unremedied after 30 days’ written notice, or (ii) conviction of a felony; and (b) “Good Reason” includes (i) a material reduction in his title or responsibilities, (ii) the requirement to report to anyone other than our CEO, (iii) a reduction in his base salary or material fringe benefits, (iv) a material breach by us of his employment agreement, (v) relocation of his place of work outside Manhattan, New York, unless it is within 25 miles of his current residence, or (vi) the date that is six months following a Change in Control (as described below) of WebMD or HLTH (so long as we are a subsidiary of HLTH at the time of a Change in Control of HLTH and that Mr. Vuolo remains employed by our successor or HLTH’s successor, or is terminated without Cause or resigns for Good Reason, during such six-month period).

•	For purposes of the employment agreement, a “Change in Control” would occur when: (i) any person, entity, or group acquires at least 50% of the voting power of WebMD or HLTH, (ii) there is a sale of all or substantially all of our or HLTH’s assets in a transaction where then current stockholders do not receive a majority of the voting power or equity interest in the acquiring entity or its controlling affiliates or (iii) a complete liquidation or dissolution of us or HLTH occurs.

•	The December 2008 amendment described the material terms of the December 2008 WebMD equity awards made to Mr. Vuolo. Specifically, Mr. Vuolo may resign one year after the occurrence of a Change in Control of WebMD (as defined in the 2005 Plan) or of HLTH (as defined in the HLTH 2000 Plan) and (i) he would continue to vest in the option granted on December 10, 2008 through the second anniversary of the Change in Control and (ii) that portion of the restricted stock award made on the same date that would have vested over the two year period following the Change in Control will become vested on the date of resignation. The February 2009 amendment provided that the option granted to Mr. Vuolo by HLTH on December 10, 2008 will be treated in the same manner as the WebMD grants made on such date and described above. The grant made at the time of our initial public offering had a similar provision (with a 6 month transition requirement), but given that the last vesting of such grant is September 28, 2009, such provision has no further effect.

•	The employment agreement provides that in the event of a transaction whereby we are no longer a subsidiary of HLTH and, as a result, Mr. Vuolo is no longer providing services to HLTH, then all options to purchase HLTH’s stock granted to Mr. Vuolo will be treated as if his employment was terminated without Cause.

•	The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the second anniversary of the date employment has ceased.

•	The December 2008 amendment also made changes to the agreement that were intended to bring its terms into compliance with Section 409A by, among other things, clarifying the timing of certain payments.

•	The employment agreement is governed by the laws of the State of New York.

•	The employment agreement contains a tax gross-up provision relating to any excise tax that Mr. Vuolo incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code. Any excess parachute and related gross-up payments made to Mr. Vuolo will not be deductible for federal income tax purposes.

Mark D. Funston

HLTH is party to an employment agreement with Mark Funston entered into in November 2006, at the time he was initially hired to be its Chief Financial Officer, and amended in December 2008. Since August 2007, Mr. Funston has also been serving as WebMD’s Chief Financial Officer. The following is a description of Mr. Funston’s employment agreement:

•	The agreement provides for an employment period for five years from November 13, 2006.

•	Under the agreement, Mr. Funston’s annual base salary is $375,000 and Mr. Funston is eligible to receive an annual bonus of up to 50% of his annual base salary, the actual amount to be determined by the Compensation Committee of the HLTH Board in its discretion. For 2008, Mr. Funston received a bonus of $130,000. See “Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2008 — Bonuses Paid by HLTH to WebMD Named Executive Officers” above. For information regarding Mr. Funston’s equity compensation, see the “Executive Compensation Tables” above.

•	In the event of the termination of Mr. Funston’s employment by HLTH without “Cause” (as described below), he would be entitled to: (i) continuation of his base salary, as severance, for one year for each year of completed service with a minimum of one year and a maximum of three years (provided that if the termination occurs following a Change in Control (as defined in the HLTH 2000 Plan), the minimum severance pay period will be two years); (ii) payment of COBRA premiums as if he were an active employee with similar coverage for up to 18 months (or earlier, if he becomes eligible for comparable coverage); (iii) the restricted stock granted in November 2006, at the inception of his employment by HLTH, will vest and the restrictions thereon will lapse on the date of termination for that portion of the award that would have vested on the next two vesting dates (to the extent not previously vested); and (iv) the option granted by HLTH at the time of his employment will continue to vest and remain outstanding through the next two vesting dates (to the extent not previously vested). If his employment is terminated as a result of his becoming disabled or his death, he (or his estate) will be entitled to the payments and benefits as if his employment had been terminated by HLTH without cause. The purposes of the December 2008 amendment were to (i) bring the terms of the employment agreement into compliance with Section 409A by, among other things, clarifying the timing of certain payments and (ii) clarify that if Mr. Funston is solely serving as the Chief Financial Officer of WebMD and not of HLTH, the severance obligations will not be triggered. If, however, a transaction occurs that would result in the forfeiture of the HLTH equity granted to Mr. Funston in November 2006, the vesting of such equity will be treated, under the employment agreement, as if his employment was terminated without cause.

•	If Mr. Funston’s employment is terminated by HLTH for “Cause” or by him, he (a) would not be entitled to any further compensation or benefits and (b) would not be entitled to any additional rights or vesting with respect to the restricted stock or the stock options following the date of termination.

•	For purposes of Mr. Funston’s employment agreement, “Cause” generally includes: (i) his bad faith in connection with the performance of his duties or his willful failure to follow the lawful instructions of the Chief Executive Officer, the Board or the Audit Committee of HLTH, following written notice and a 20 day period of time to remedy such failure; (ii) his engaging in any willful misconduct that is, or is reasonably likely to be, injurious to HLTH (or any of its affiliates) or which could reasonably be expected to reflect negatively upon HLTH or otherwise impair or impede its operations; (iii) his material breach of a policy of HLTH, which breach is not remedied (if susceptible to remedy) following written notice and a 20 day period of time to remedy such breach; (iv) his material breach of the employment agreement, which breach is not remedied (if susceptible to remedy) following written notice and a 20 day period of time to remedy such breach; or (v) his commission of a felony in respect of a dishonest or fraudulent act or other crime of moral turpitude.

•	The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the second anniversary of the date employment has ceased for any reason. The severance payments and other post-employment benefits due to Mr. Funston under the employment agreement are subject to Mr. Funston’s continued compliance with these covenants.

•	The employment agreement is governed by the laws of the State of New Jersey.

William Pence

We are party to an employment agreement with William Pence, dated October 1, 2007, entered into at the time he was hired as the Executive Vice President and Chief Technology Officer of WebMD, and amended in December 2008. The December 2008 amendment made changes to the agreement that were intended to bring its terms into compliance with Section 409A by, among other things, clarifying the timing of certain payments. The following is a description of Dr. Pence’s employment agreement, as amended:

•	Under his employment agreement, Dr. Pence’s annual base salary is $375,000 and he is eligible for an annual bonus, the target of which is 35% of his base salary, the actual amount to be determined by the Compensation Committee of our Board in its discretion. For 2008, Dr. Pence received an annual bonus of $55,000, determined by the Compensation Committee of our Board in its discretion. In addition, the Compensation Committee approved an SBP Award of $55,000 with respect to Dr. Pence. See “Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2008 — Bonuses Paid by WebMD to its Named Executive Officers” and “— Supplemental Bonus Program (SBP)” above. For information regarding Dr. Pence’s equity compensation, see the “Executive Compensation Tables” above.

•	In the event of the termination of Dr. Pence’s employment prior to November 1, 2011, by WebMD without “Cause” or by Dr. Pence for “Good Reason” (as those terms are described below), he would be entitled to continue to receive his base salary for one year from the date of termination, to receive any unpaid bonus for the year preceding the year in which the termination occurs, and to receive the employer portion of COBRA premiums until the earlier of one year following his termination and the date upon which he receives comparable coverage under another plan. Amounts with respect to Dr. Pence’s SBP Award are payable in accordance with the terms of the Supplemental Bonus Program Trust (see “Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2008 — Annual Cash Bonuses” and “— Supplemental Bonus Program (SBP)” above). In addition, in the event that a termination of Dr. Pence’s employment by WebMD without Cause or by Dr. Pence for Good Reason occurs before the fourth anniversary of his hire date, 25% of his new hire option to purchase WebMD Class A Common Stock would continue to vest on the next vesting date following the date of termination.

•	In the event of a “Change in Control” of WebMD (as such term is defined in the 2005 Plan) and his subsequent termination by WebMD without Cause or by him for Good Reason within 12 months following such Change in Control, the unvested portion of his new hire option to purchase WebMD Class A Common Stock would continue to vest through the second vesting date following such termination and 25% of the restricted shares of WebMD Class A Common Stock granted to him on November 1, 2007 would continue to vest as though he were an employee of WebMD through the next vesting date following the date of termination.

•	For purposes of the employment agreement:

•	a “Change in Control” would occur when: (i) a person, entity or group acquires more than 50% of the voting power of WebMD, (ii) there is a reorganization, merger or consolidation or sale involving all or substantially all of WebMD’s assets, or (iii) there is a complete liquidation or dissolution of WebMD.

•	“Cause” includes (i) continued willful failure to perform duties after 30 days’ written notice, (ii) willful misconduct or violence or threat of violence that would harm WebMD, (iii) a breach of a material WebMD policy, the employment agreement, or the Trade Secret and Proprietary Information Agreement (as described below), that remains unremedied after 30 days’ written notice, or (iv) conviction of a felony in respect of a dishonest or fraudulent act or other crime of moral turpitude.

•	“Good Reason” means Dr. Pence’s resignation of employment within 1 year of the occurrence of any of the following conditions or events: (i) a material reduction in base salary, (ii) a material reduction in authority, or (iii) any material breach of the employment agreement by WebMD; provided that Dr. Pence has provided written notice to WebMD within 90 days after the occurrence of such condition or event claimed to be Good Reason and WebMD has failed to remedy such condition or event within 30 days of receipt of such written notice.

•	The employment agreement and the Trade Secret and Proprietary Information Agreement described below are governed by the laws of the State of New York.

Dr. Pence is also a party to a related Trade Secret and Proprietary Information Agreement that contains confidentiality obligations that survive indefinitely. The agreement also includes non-solicitation provisions that prohibit him from hiring WebMD’s employees or soliciting any of WebMD’s clients or customers with whom he had a relationship during the time he was employed by WebMD, and non-competition provisions that prohibit him from being involved in a business that competes with WebMD’s business or that competes with any other business engaged in by any affiliates of WebMD if he is directly involved in such business. The non-solicitation and non-competition obligations end on the first anniversary of the date his employment ceases. The post-employment payments and benefits due to Dr. Pence are subject to his continued compliance with these covenants.

Martin J. Wygod

On August 3, 2005, HLTH amended and restated the employment agreement, dated October 8, 2001, with Martin J. Wygod. The agreement was further amended on February 1, 2006 and December 1, 2008 (we refer to the latter as the 2008 Amendment). Under the amended agreement, Mr. Wygod serves as HLTH’s Chairman of the Board, and also serves as Chairman of the Board of WebMD. In these positions, Mr. Wygod focuses on the overall strategy, strategic relationships and transactions intended to create long-term value for stockholders. He is also currently serving as Acting Chief Executive Officer of HLTH. The purposes of the 2008 Amendment included: (i) bringing the terms of the employment agreement into compliance with Section 409A by, among other things, clarifying the timing of certain payments, (ii) setting the severance period at three years (it had previously been the remainder of the five year term or, if longer, two years); and (iii) including bonus compensation (but excluding special or supplemental bonuses) as a component of the severance payment calculation, in recognition of the fact that bonuses have been a significant portion of the compensation paid to Mr. Wygod by HLTH. The following is a description of Mr. Wygod’s amended employment agreement:

•	The 2008 Amendment extended the employment period, under the employment agreement, through December 31, 2012, provided that a non-renewal by HLTH will be treated as a termination without “Cause” (as that term is described below) and have the consequences described below.

•	Under the employment agreement, Mr. Wygod received an annual base salary of $1.26 million, for his services as Chairman of the Board of HLTH, until the completion of WebMD’s initial public offering; when the initial public offering was completed in September 2005, Mr. Wygod’s base salary was reduced to $975,000 per year. The amount of any bonus is in the discretion of the Compensation Committee of the Board of HLTH. For 2008, Mr. Wygod received an annual bonus of $1,500,000 from HLTH. See “Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2008 — Bonuses Paid by HLTH to WebMD Named Executive Officers” above. For information regarding Mr. Wygod’s equity compensation, see the “Executive Compensation Tables” above.

•	In the event of the termination of Mr. Wygod’s employment by HLTH without “Cause” or by Mr. Wygod for “Good Reason” (as those terms are described below), Mr. Wygod would become a consultant for HLTH and would be entitled to receive: (i) continuation of his salary, at the rate then in effect, and continuation of benefits until the third anniversary of the date of such termination; and (ii) for the year of such termination (and, if termination is after the end of a fiscal year for which bonuses have not yet been paid, for such fiscal year) and for each of the two years following such termination, an amount equal to the average of the annual bonuses received by Mr. Wygod for the three years prior to such termination (with any special or supplemental bonuses excluded for the purposes of such calculation). Mr. Wygod would not be required, during such three year period, to perform services at a level that is more than 20% of the level of services that he performed for us during the three year period preceding such termination of employment. In addition, all options, or other forms of equity compensation, granted to Mr. Wygod by us or any of our affiliates (which would include WebMD) that have not vested prior to the date of termination would become vested as of the date of termination and, assuming there has not been a Change in Control of HLTH or of WebMD, would continue to be exercisable for such three year period. In the event that Mr. Wygod’s employment is terminated due to death or disability, he or his estate would receive the same benefits as described above.

•	The employment agreement provides that in the event there is a Change in Control of HLTH, all outstanding options and other forms of equity compensation (including equity compensation granted by WebMD) would become immediately vested on the date of the Change in Control and, if following the Change in Control, Mr. Wygod’s employment terminates for any reason other than Cause, they would continue to be exercisable until expiration of their original terms. A Change in Control of HLTH is also an event that constitutes Good Reason for purposes of a termination by Mr. Wygod. In the event there is a Change in Control of WebMD, any portion of Mr. Wygod’s equity that relates to WebMD will fully vest and become exercisable on the date of such event, and if following such event, Mr. Wygod’s engagement with WebMD is terminated for any reason other than Cause, such equity will remain outstanding until the expiration of its original term. In addition, in the event of a Change of Control of HLTH, amounts payable under the employment agreement would be required to be placed in a rabbi trust for the benefit of Mr. Wygod.

•	For purposes of the employment agreement: (a) “Cause” includes a final court adjudication that Mr. Wygod (i) committed fraud or a felony directed against our company or an affiliate relating to his employment, or (ii) materially breached any of the material terms of the employment agreement; and (b) the definition of “Good Reason” includes the following conditions or events: (i) a material reduction in title or responsibility that remains in effect for 30 days after written notice, (ii) a final court adjudication that we materially breached any material provisions of the employment agreement, (iii) failure to serve on HLTH’s Board or Executive Committee of HLTH’s Board, or (iv) the occurrence of a Change in Control of HLTH.

•	In the event Mr. Wygod terminates his engagement with WebMD for “Good Reason” (as described in the following sentence), any portion of equity that relates to WebMD will fully vest and become exercisable on the date his engagement terminates and will remain exercisable for the three year severance and consulting period. For the purposes of a termination of Mr. Wygod’s engagement with WebMD by him, “Good Reason” means a material reduction in Mr. Wygod’s title or responsibilities as Chairman of the Board of WebMD.

•	In addition, in the event of a transaction between HLTH and WebMD that does not constitute a Change in Control but in which the two entities combine, Mr. Wygod will continue as a non-employee Chairman with no salary and (i) he will receive the cash severance benefits provided in the employment agreement and (ii) provisions contained in the employment agreement applicable to equity awards will remain in effect and will apply in the event that Mr. Wygod were to cease serving as Chairman of the Board.

•	In the event that Mr. Wygod’s employment with HLTH is terminated for any reason, but he remains Chairman of the Board of WebMD, WebMD will have no obligation to pay a salary to Mr. Wygod.

•	The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that continue until the second anniversary of the date his employment has ceased. The post-employment payments and benefits due to Mr. Wygod under the employment agreement are subject to his continued compliance with these covenants.

•	The employment agreement contains a tax gross-up provision relating to any excise tax that Mr. Wygod incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code. Any excess parachute payments and related tax gross-up payments made to Mr. Wygod will not be deductible by HLTH for federal income tax purposes.

Director Compensation

For information regarding the compensation of our non-employee directors, please see Item 10 above under the heading “Non-Employee Director Compensation,” which is hereby incorporated by reference in this Item 11. Employees of HLTH or WebMD who serve on our Board of Directors do not receive additional compensation for Board service.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of WebMD Class A Common Stock, as of April 15, 2009 (except where otherwise indicated), by each person or entity known by us to beneficially own more than 5% of our Class A Common Stock, by each of our directors, by each of our Named Executive Officers and by all of our directors and executive officers as a group. This table also provides information with respect to the beneficial ownership of WebMD Class B Common Stock (all of which is owned by HLTH) taken together with WebMD Class A Common Stock. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons listed in the table below have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them. Unless otherwise indicated, the address of each of the beneficial owners identified is c/o WebMD Health Corp., 111 Eighth Avenue, New York, NY 10011.

						Percent of
	Class A		Percent of	Class B		Total Class A
Name and Address of Beneficial	Common		Class A	Common	Total	and Class B
Owner	Stock(1)		Outstanding(2)	Stock(3)	Shares	Outstanding(2)

HLTH Corporation	48,100,000	(2)	82.5%	48,100,000	48,100,000	82.5%
669 River Drive, Center 2 Elmwood Park, NJ 07407
Baron Capital Group, Inc.(4)	1,244,887		12.2%	—	1,244,887	2.1%
767 Fifth Avenue New York, NY 10153
Mark J. Adler, M.D.	43,553	(5)	*	—	43,553	*
Neil F. Dimick	49,050	(6)	*	—	49,050	*
Mark D. Funston	—		*	—	—	*
Wayne T. Gattinella	294,953	(7)	2.8%	—	294,953	*
Jerome C. Keller	48,475	(8)	*	—	48,475	*
James V. Manning	87,739	(9)	*	—	87,739	*
Abdool Rahim Moossa, M.D.	44,493	(10)	*	—	44,493	*
William Pence	72,888	(11)	*	—	72,888	*
Stanley S. Trotman, Jr.	70,091	(12)	*	—	70,091	*
Anthony Vuolo	237,900	(13)	2.3%	—	237,900	*
Martin J. Wygod	661,207	(14)	6.4%	—	661,207	1.1%
All executive officers and directors as a group (15 persons)	2,024,964		18.2%	—	2,024,964	3.4%

*	Less than 1%.

(1)	Beneficial ownership is determined under the rules and regulations of the SEC, which provide that shares of Common Stock that a person has the right to acquire within 60 days are deemed to be outstanding and beneficially owned by that person for the purpose of computing the total number of shares beneficially owned by that person and the percentage ownership of that person. However, those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Accordingly, the amounts set forth in this column include shares of WebMD Class A Common Stock that such person has the right to acquire pursuant to options that are currently exercisable or that will be exercisable within 60 days of April 15, 2009 (which we refer to in this table as Option Shares). The amount of Option Shares, if any, held by each person is indicated in the footnotes below. In addition, the amounts set forth in this column include shares of WebMD Restricted Stock, which are subject to vesting requirements based on continued employment, in the respective amounts stated in the footnotes to this table. Holders of WebMD Restricted Stock have voting power, but not dispositive power, with respect to unvested shares of WebMD Restricted Stock. For information regarding the vesting schedules of the WebMD Restricted Stock, see “Executive Compensation — Summary Compensation Table” and “Compensation of Non-Employee Directors” above.

(2)	Shares of Class B Common Stock are convertible, at the option of the holder, on a one-for-one basis for Class A Common Stock. Accordingly, under the rules and regulations of the SEC, which provide that shares of common stock that a person has the right to acquire within 60 days are deemed to be outstanding and beneficially owned by that person for the purpose of computing the total number of shares beneficially owned by that person and the percentage ownership of that person, HLTH is the beneficial owner of 48,100,000 shares of Class A Common Stock, which would represent 82.5% of the outstanding Class A Common Stock on that basis. However, those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person, each of which is based on the total number of shares of our outstanding Class A Common Stock which, as of April 15, 2009, was 10,220,295 (including unvested shares of WebMD Restricted Stock). The column entitled “Percent of Total Class A and Class B Outstanding” provides information on each listed holder’s percentage ownership of the total number of shares of our outstanding common stock which, as of April 15, 2009, was 58,320,295 (including all outstanding unvested shares of WebMD Restricted Stock).

(3)	Since each share of Class B Common Stock is entitled to five votes per share and each share of Class A Common Stock is entitled to one vote per share, HLTH controls, through its ownership of Class B Common Stock, approximately 95.9% of the combined voting power of the outstanding common stock of WebMD.

(4)	The information shown is as of February 28, 2009 and is based upon information disclosed by Baron Capital Group, Inc. (“BCG”), BAMCO, Inc., Baron Capital Management, Inc. (“BCM”), Baron Growth Fund (“BGF”) and Ronald Baron in a Schedule 13G filed with the SEC. Such persons reported that: BCG and Ronald Baron had shared power to dispose or direct the disposition of 1,244,887 shares of WebMD Class A Common Stock, with BAMCO having shared dispositive power with respect to 1,200,697 of those shares, BGF having shared dispositive power with respect to 928,953 of those shares and BCM having shared dispositive power with respect to 44,190 of those shares; and that BCG and Ronald Baron had shared power to vote or direct the voting of 1,115,833 shares of WebMD Class A Common Stock, with BAMCO having shared voting power with respect to 1,071,643 of those shares, BGF having shared voting power with respect to 928,953 of those shares and BCM having shared voting power with respect to 44,190 of those shares.

(5)	Represents 12,753 shares of Class A Common Stock and 29,700 Option Shares held by Dr. Adler and 1,100 unvested shares of WebMD Restricted Stock granted to Dr. Adler.

(6)	Represents 18,250 shares of Class A Common Stock and 29,700 Option Shares held by Mr. Dimick and 1,100 unvested shares of WebMD Restricted Stock granted to Mr. Dimick.

(7)	Represents 56,203 shares of Class A Common Stock and 165,000 Option Shares held by Mr. Gattinella and 73,750 unvested shares of WebMD Restricted Stock granted to Mr. Gattinella.

(8)	Represents 17,675 shares of Class A Common Stock and 29,700 Option Shares held by Mr. Keller and 1,100 unvested shares of WebMD Restricted Stock granted to Mr. Keller.

(9)	Represents 56,939 shares of Class A Common Stock and 29,700 Option Shares held by Mr. Manning and 1,100 unvested shares of WebMD Restricted Stock granted to Mr. Manning.

(10)	Represents 13,693 shares of Class A Common Stock and 29,700 Option Shares held by Dr. Moossa and 1,100 unvested shares of WebMD Restricted Stock granted to Dr. Moossa.

(11)	Represents 4,138 shares of Class A Common Stock and 37,500 Option Shares held by Dr. Pence and 31,250 unvested shares of WebMD Restricted Stock granted to Dr. Pence.

(12)	Represents 23,791 shares of Class A Common Stock and 29,700 Option Shares held by Mr. Trotman, 15,500 shares of Class A Common Stock held by the Stanley S. Trotman, Jr. Irrevocable Trust and 1,100 unvested shares of WebMD Restricted Stock granted to Mr. Trotman.

(13)	Represents 45,900 shares of Class A Common Stock and 132,000 Option Shares held by Mr. Vuolo and 60,000 unvested shares of WebMD Restricted Stock granted to Mr. Vuolo.

(14)	Represents 414,936 shares of Class A Common Stock and 165,000 Option Shares held by Mr. Wygod, 4,000 shares of Class A Common Stock held by The Emily Wygod Trust u/t/a/d 12-31-1987 (as to which shares, Mr. Wygod disclaims beneficial ownership), 3,521 shares of Class A Common Stock held by The Max Wygod Trust u/t/a/d 12-31-1987 (as to which shares, Mr. Wygod disclaims beneficial ownership), and 73,750 unvested shares of WebMD Restricted Stock granted to Mr. Wygod.

Equity Compensation Plan Information

The following table contains certain information, as of December 31, 2008, about our equity compensation plans.

			(c)
	(a)	(b)	Number of securities
	Number of securities to be	Weighted-average	remaining available for
	issued upon exercise of	exercise price of	future issuance under equity
	outstanding options,	outstanding options,	compensation plans
	warrants and	warrants	(excluding securities
Plan category(1)	rights	and rights	reflected in column (a))

Equity compensation plans approved by security holders	10,216,186	$25.36	2,049,732
Equity compensation plans not approved by security holders(2)	68,050	$40.60	—

Total	10,284,236	$25.46	2,049,732

(1)	This table does not include equity plans of HLTH providing for options to purchase shares of HLTH Common Stock and shares of HLTH Restricted Stock. For information regarding those equity compensation plans, see Note 13 to the Consolidated Financial Statements included this Annual Report.

(2)	The plan included in this category is the WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC, which did not require approval of our stockholders under applicable law and Nasdaq rules. We refer to that Plan as the Subimo Plan. A description of the Subimo Plan follows this table.

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

The Nasdaq independence definition includes a series of objective tests, including one that requires a three year period to have elapsed since employment by the listed company and other tests relating to specific types of transactions or business dealings between a director (or persons or entities related to the director) and the listed company. In addition, as further required by the Nasdaq Marketplace Rules, the Governance & Compliance Committee of our Board has made a subjective determination as to each non-employee director that no relationships exist which, in the opinion of the Governance & Compliance Committee, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In considering whether Mr. Manning qualified as “independent,” the Governance & Compliance Committee considered that (1) he had previously served as an executive officer of a predecessor of HLTH, more than ten years ago and (2) he and Mr. Wygod both serve as trustees of the WebMD Health Foundation, Inc., a charitable foundation. In considering whether Mr. Keller qualified as “independent,” the Governance & Compliance Committee considered the fact that he had previously served as an employee of HLTH for a short period, more than five years ago. Each member of the Governance & Compliance Committee abstained from voting with respect to his own independence.

Transactions with HLTH

This section describes the material provisions of agreements between HLTH (or one of its subsidiaries other than WebMD and its subsidiaries) and WebMD (or one of its subsidiaries). For additional information regarding certain of these agreements and charges from WebMD to HLTH and from HLTH to WebMD under certain of these agreements and certain predecessor arrangements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Transactions with HLTH” in Item 7 of this Annual Report and Note 5 to the Consolidated Financial Statements included in this Annual Report.

Termination Agreement

On October 19, 2008, pursuant to the terms of a termination agreement (the “Termination Agreement”), HLTH and WebMD mutually agreed, in light of recent turmoil in financial markets, to terminate the Agreement and Plan of Merger, dated as of February 20, 2008, between HLTH and WebMD, as amended by Amendment No. 1, dated as of May 6, 2008, and Amendment No. 2, dated as of September 12, 2008 (the “Merger Agreement”). The termination was by mutual agreement of the companies and was unanimously approved by the Board of Directors of each of the companies and by a special committee of independent directors of WebMD. The Termination Agreement maintained HLTH’s obligation, under the terms of the Merger Agreement, to pay the expenses of WebMD incurred in connection with the merger. In connection with the termination of the Merger Agreement, HLTH and WebMD amended the Tax Sharing Agreement between them (see “— Tax Sharing Agreement” below) and HLTH assigned to WebMD a data license agreement with EBS (see “— Other Arrangements with HLTH” below).

Services Agreement

We have entered into a Services Agreement with HLTH pursuant to which we are charged for specified services provided to us by HLTH. Under the Services Agreement, HLTH receives an amount that reasonably approximates its cost of providing services to us. The services that HLTH provides to us include certain administrative services, including services relating to payroll, accounting, tax planning and compliance, employee benefit plans, legal matters and information processing. In addition, we reimburse HLTH for an allocated portion of certain expenses that HLTH incurs for outside services and similar items, including insurance and audit fees, outside personnel, facilities costs, professional fees, software maintenance fees and telecommunications costs. HLTH has agreed to make the services available to us for a term of up to 5 years following our initial public offering. However, we are not required, under the Services Agreement, to continue to obtain services from HLTH. In the event we wish to receive those services from a third party or provide them internally, we have the option to terminate services, in whole or in part, at any time we choose to do so, generally by providing, with respect to the specified services or groups of services, 60 days’ notice and, in some cases, paying a termination fee of not more than $30,000 to cover costs of HLTH relating to the termination. HLTH has the option to terminate the services that it provides to us, in whole or in part, if it ceases to provide such services for itself, upon at least 180 days’ written notice to us. We paid HLTH approximately $3,410,000 under the Services Agreement in 2008 and approximately $3,340,000 in 2007.

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

Tax Sharing Agreement

We are a party to a Tax Sharing Agreement with HLTH that governs the respective rights, responsibilities, and obligations of HLTH and us with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding taxes and related tax returns. In general, the Tax Sharing Agreement does not require HLTH or us to reimburse the other party to the extent of any net tax savings realized by the consolidated group, as a result of the group’s utilization of our or HLTH’s attributes, including net operating losses, during the period of consolidation. However, under the Tax Sharing Agreement, HLTH was required to compensate us for any use of our net operating loss (NOL) carryforwards that resulted from certain extraordinary transactions that occurred prior to January 1, 2008. Specifically, the Tax Sharing Agreement provides that, with respect to such extraordinary transactions, if HLTH or any corporation that is controlled, directly or indirectly, by HLTH, other than WebMD or its subsidiaries, had income or gain from the sale of assets (including a subsidiary) outside the ordinary course of business, extinguishment of debt or other extraordinary transaction (“Extraordinary Gains”) that occurred prior to January 1, 2008, HLTH was required to make a payment to WebMD and its subsidiaries (collectively, the “WebMD Subgroup”) equal to 35% of the amount of the WebMD Subgroup’s NOL carryforwards that were absorbed in the consolidated tax return as a result of the incurrence of such Extraordinary Gains. Under the Tax Sharing Agreement, HLTH reimbursed us approximately $150 million with respect to the EPS Sale and the 2006 EBS Sale.

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

Indemnity Agreement

We have entered into an Indemnity Agreement with HLTH, under which we and HLTH have agreed to indemnify each other with respect to some matters. We have agreed to indemnify HLTH against liabilities arising from or based on:

•	the operations of our business;

•	any material untrue statements or omissions in the prospectus included in the registration statement for WebMD’s initial public offering (the “IPO Prospectus”), other than material untrue statements or omissions contained in or pertaining to information relating solely to HLTH; and

•	guarantees or undertakings made by HLTH to third parties in respect of our liabilities or obligations or those of our subsidiaries.

HLTH has agreed to indemnify us against liabilities arising from or based on:

•	the operations of HLTH’s business;

•	any material untrue statements or omissions in the IPO Prospectus, other than material untrue statements or omissions contained in or pertaining to information relating solely to us; and

•	certain pre-existing legal proceedings.

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

Private Portals License

HLTH licenses our private portal health and benefits management services for use by employees of HLTH. The fees payable by HLTH to us for this license were approximately $80,000 for 2008 and approximately $250,000 in 2007.

Other Arrangements with HLTH

On January 31, 2006, HLTH entered into agreements with WebMD in which both parties agreed to support each other’s product development and marketing efforts regarding specified product lines. These agreements were amended, in connection with HLTH’s sales of Emdeon Practice Services (“EPS”) and of a 52% interest in Emdeon Business Services (“EBS”), to separate the provisions applicable to each of HLTH, EPS and EBS and to make certain modifications in the relationships between WebMD and each of those parties. In addition, in connection with the VIPS Sale, the remaining provisions applicable to HLTH and ViPS were terminated. In an amended agreement with WebMD, EPS agreed to continue its strategic relationship with WebMD following the sale and agreed to integrate WebMD’s personal health record with the clinical products of EPS, including the electronic medical record, to allow import of data from one to the other, subject to applicable law and privacy and security requirements. In an amended agreement with WebMD, EBS agreed to continue its strategic relationship with WebMD and to market WebMD’s online decision-support platform and tools that support consumer directed health plans and health savings accounts to its payer customers for integration into their consumer directed health offerings. In addition, pursuant to a data license agreement, EBS agreed to license certain de-identified data to HLTH and its subsidiaries for use in the development and commercialization of certain applications that use clinical information, including consumer decision-support applications. As noted above under “— Termination Agreement,” HLTH assigned the data license agreement to WebMD in connection with the termination of the merger agreement with WebMD.

HLTH has in the past entered into, and may from time to time in the future enter into, ordinary course business arrangements with WebMD or its subsidiaries that are not material to either company and may not be the subject of any ongoing contract. For example, from time to time, subsidiaries of HLTH have advertised some of their products and services on WebMD’s physician portals.

Other Related Party Transactions

HLTH was reimbursed approximately $297,000 and $278,000 for 2008 and 2007, respectively, by Martin J. Wygod (HLTH’s Chairman of the Board and Acting Chief Executive Officer and WebMD’s Chairman of the Board) and a corporation that he controls, for personal use of certain of HLTH staff and office facilities and for the personal portion of certain travel expenses.

FMR Corp. reported beneficial ownership, as of December 31, 2008, of shares that represented approximately 9.9% of HLTH’s outstanding Common Stock and approximately 5.2% of the outstanding WHC Class A Common Stock. Affiliates of FMR Corp. provide services to HLTH in connection with the HLTH 401(k) Savings and Employee Stock Ownership Plan and the Porex 401(k) Savings Plan. The aggregate amount charged to HLTH for these services was approximately $74,000 for 2008 and approximately $37,000 for 2007. In 2004, we entered into an agreement with Fidelity Human Resources Services Company LLC (“FHRS”) (formerly known as Fidelity Employer Services Company LLC), an affiliate of FMR Corp., to integrate WebMD’s private portals product into the services FHRS provides to its clients. FHRS provides human resources administration and benefit administration services to employers. WebMD recorded revenue of $9,399,000 in 2008 and $10,362,000 in 2007 related to the FHRS agreement, and $2,070,000 and $2,069,000, respectively, were included in accounts receivable, related to the FHRS agreement, as of December 31, 2008 and December 31, 2007. For additional information, see “Online Services — Our Private Portals: WebMD Health Services — Relationship with Fidelity Human Resources Services Company LLC” in Item 1 of this Annual Report and Note 7 to the Consolidated Financial Statements included in this Annual Report.

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

In addition to retaining Ernst & Young LLP to audit our consolidated financial statements for 2008 and 2007 and to review our quarterly financial statements during those years, we retained Ernst & Young to provide certain related services. The fees for Ernst & Young’s services to WebMD were:

Type of Fees	2008	2007

Audit Fees	$800,000	$850,000
Audit-Related Fees	—	—
Tax Fees	18,034	9,990
All Other Fees	—	—

Total Fees	$818,034	$859,990

In the above table, in accordance with applicable SEC rules:

•	“audit fees” included: (a) fees for professional services (i) for the audit of the consolidated financial statements for that fiscal year, and (ii) for review of the consolidated financial statements included in our Quarterly Reports on Form 10-Q filed during that fiscal year; (b) fees for the audit of internal control over financial reporting for that fiscal year; and (c) fees for services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements for that year;

•	“tax fees” for consisted of fees for assistance in the preparation of certain tax returns.

None of these services was provided pursuant to a waiver of the requirement that such services be pre-approved by the Audit Committee of our Board of Directors. The Audit Committee has determined that the provision by Ernst & Young of non-audit services to us in 2008 is compatible with Ernst & Young maintaining their independence.

The Audit Committee considers whether to pre-approve audit and permissible non-audit services and fees on a case-by-case basis, rather than pursuant to a general policy, with the exception of acquisition-related due diligence engagements, which have been pre-approved by the Audit Committee and are subject to monitoring by the Chairman of the Audit Committee. To ensure prompt handling of unexpected matters, the Audit Committee has delegated to its Chairman the authority to pre-approve audit and permissible non-audit services and fees and to amend or modify pre-approvals that have been granted by the entire Audit Committee. A report of any such actions taken by the Chairman is provided to the Audit Committee at the next Audit Committee meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 29th day of April, 2009.

WebMD Health Corp.

By:	/s/ Mark D. Funston
Mark D. Funston
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Description

2	.1*	Agreement and Plan of Merger, dated as of January 17, 2006, among the Registrant, ME Omaha, Inc., eMedicine.com, Inc., and Lilian Shackelford Murray, as Stockholders’ Representative (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2006)
2	.2*	Agreement and Plan of Merger, dated as of April 13, 2006, among Summex Corporation, the Registrant, and FFGM, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 19, 2006)
2	.3*	Asset Purchase Agreement, dated as of July 19, 2006, among June Plum, Inc. (a wholly owned subsidiary of the Registrant), Medsite, Inc., Medsite Acquisition Corp., MedsiteCME, LLC and Medsite Pharmaceutical Services, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 25, 2006)
2	.4*	Unit Purchase Agreement, dated as of November 2, 2006, by and among the Registrant, Subimo, LLC and the Sellers referred to therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on November 8, 2006) (the “Subimo Purchase Agreement”)
2	.5*	Agreement and Plan of Merger, dated as of February 20, 2008, between HLTH Corporation (“HLTH”) and the Registrant (incorporated by reference to Exhibit 2.1 to Amendment No. 1, filed on February 25, 2008, to the Current Report on Form 8-K filed by the Registrant on February 21, 2008)
2.6		Termination Agreement, dated as of October 19, 2008, between HLTH and the Registrant (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on October 20, 2008)
2.7		Amendment, dated December 3, 2008, to the Subimo Purchase Agreement***
2	.8*	Termination and Mutual Release Agreement, dated as of November 18, 2008, among the Registrant, Marketing Technology Solutions Inc., Jay Goldberg and Russell Planitzer***
3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form 8-A filed by the Registrant on September 29, 2005 (which we refer to as the “Form 8-A”))
3.2		Amended and Restated Bylaws of Registrant (incorporated by reference to the Current Report on Form 8-K filed by the Registrant on December 17, 2007)
4.1		Specimen Certificate evidencing shares of the Registrant’s Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-124832) (which we refer to as the “IPO Registration Statement”))
4.2		Form of Registration Rights Agreement between HLTH (then known as Emdeon Corporation) and the Registrant (incorporated by reference to Exhibit 4.2 to the IPO Registration Statement)
10.1		Amended and Restated Tax Sharing Agreement between the Registrant and HLTH (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed on February 16, 2006)
10.2		Services Agreement between HLTH and the Registrant (incorporated by reference to Exhibit 10.2 to the IPO Registration Statement)
10.3		Indemnity Agreement between HLTH and the Registrant (incorporated by reference to Exhibit 10.3 to the IPO Registration Statement)
10.4		Intellectual Property License Agreement between HLTH and the Registrant (incorporated by reference to Exhibit 10.4 to the IPO Registration Statement)
10.5		Contribution, Assignment and Assumption Agreement, dated as of September 6, 2005, by and between HLTH and the Registrant (incorporated by reference to Exhibit 10.5 to the IPO Registration Statement)
10.6		Private Portal Services Agreement between HLTH and WebMD, Inc. (incorporated by reference to Exhibit 10.6 to the IPO Registration Statement)

Exhibit No.		Description

10.7		Content License Agreement between HLTH and WebMD, Inc. (incorporated by reference to Exhibit 10.7 to the IPO Registration Statement)
10.8		Form of Database Agreement between HLTH and WebMD, Inc. (incorporated by reference to Exhibit 10.8 to the IPO Registration Statement)
10.9		Form of Indemnification Agreement to be entered into by the Registrant with its directors and officers (incorporated by reference to Exhibit 10.9 to the IPO Registration Statement)
10	.10**	Amended and Restated Employment Agreement, dated as of August 3, 2005, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2005)
10	.11**	Employment Agreement, dated as of April 28, 2005, between WebMD, Inc. and Wayne T. Gattinella (incorporated by reference to Exhibit 99.1 to HLTH’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2005)
10	.12**	Amended and Restated Employment Agreement, dated as of July 14, 2005, between WebMD Health Corp. and Anthony Vuolo (incorporated by reference to Exhibit 99.2 to HLTH’s Current Report on Form 8-K, as amended, filed with the Securities and Exchange Commission on July 19, 2005)
10	.13**	Employment Agreement between WebMD Health Holdings, Inc. and Douglas W. Wamsley (incorporated by reference to Exhibit 10.15 to the IPO Registration Statement)
10	.14**	Employment Agreement between WebMD Health Holdings, Inc. and Nan-Kirsten Forte (incorporated by reference to Exhibit 10.16 to the IPO Registration Statement)
10	.15**	Employment Agreement between WebMD Health Holdings, Inc. and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.17 to the IPO Registration Statement)
10	.16**	Employment Agreement between WebMD Health Holdings, Inc. and Craig Froude (incorporated by reference to Exhibit 10.18 to the IPO Registration Statement)
10.17		Letter, dated February 2, 2007, executed by HLTH Corporation and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2007)
10	.18**	Form of Amendment to HLTH Corporation’s Equity Compensation Plans and Stock Option Agreements (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by HLTH Corporation on November 9, 2006)
10	.19**	Amended and Restated Stock Option Agreement dated August 21, 2000 between HLTH (as successor to Medical Manager Corporation) and Martin J. Wygod (incorporated by reference to Exhibit 10.21 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Amendment No. 1 on Form 10-K/A)
10	.20**	Stock Option Agreement between HLTH and Wayne Gattinella dated August 20, 2001 (incorporated by reference to Exhibit 4.8 to HLTH’s Registration Statement on Form S-8 (No. 333-888420) filed May 16, 2002)
10	.21**	Form of Amended and Restated Stock Option Agreement dated August 21, 2000, between HLTH (as successor to Medical Manager Corporation) and Anthony Vuolo (incorporated by reference to Exhibit 10.54 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10	.22**	Amended and Restated 1996 Stock Plan of HLTH (incorporated by reference to Exhibit 10.8 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)
10	.23**	Amended and Restated 1998 Employee Stock Purchase Plan of HLTH (incorporated by reference to Exhibit 99.27 to HLTH’s Registration Statement on Form S-8 (No. 333-47250) filed October 4, 2000)
10	.24**	Amended and Restated 2000 Long-Term Incentive Plan of HLTH (incorporated by reference to Annex E to the HLTH Corporation’s Proxy Statement for its 2006 Annual Meeting filed on August 14, 2006)

Exhibit No.		Description

10	.25**	Amended and Restated WebMD Health Corp. 2005 Long-Term Incentive Plan (incorporated by reference to Annex A to the Registrant’s Proxy Statement for its 2008 Annual Meeting filed on November 5, 2008)
10	.26**	Amended and Restated 1989 Class A Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 10.1 to Synetic, Inc.’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)
10	.27**	Amended and Restated 1989 Class B Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 10.2 to Synetic, Inc.’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)
10	.28**	1991 Director Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-46640) filed March 24, 1992)
10	.29**	CareInsite, Inc. 1999 Officer Stock Option Plan (incorporated by reference to Exhibit 10.18 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)
10	.30**	CareInsite, Inc. 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)
10	.31**	2001 Employee Non-Qualified Stock Option Plan of HLTH, as amended (incorporated by reference to Exhibit 10.46 to HLTH’s Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10	.32**	Amended and Restated 1991 Special Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.3 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10	.33**	Amendment to the Company Stock Option Plans of Medical Manager Corporation and CareInsite, Inc. (incorporated by reference to Exhibit 99.28 to HLTH’s Registration Statement on Form S-8 (No. 333-47250) filed October 4, 2000)
10.34		Healtheon/WebMD Media Services Agreement, dated January 26, 2000, between HLTH, Eastrise Profits Limited and Fox Entertainment Group, Inc. (incorporated by reference to Exhibit 10.5 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
10.35		Amendment dated February 15, 2001 to Healtheon/WebMD Media Services Agreement, dated January 26, 2000, among HLTH, Eastrise Profits Limited and Fox Entertainment Group, Inc. (incorporated by reference to Exhibit 10.2 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
10	.36**	WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (incorporated by reference to Exhibit 10.2 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2006)
10.37		Agreement of Lease, dated as of June 30, 2004, between III Chelsea Commerce LP and WebMD, Inc. (incorporated by reference to Exhibit 10.45 to the IPO Registration Statement)
10.38		First Amendment to the Lease Agreement, dated as of December 21, 2004, between III Chelsea Commerce LP and WebMD, Inc. (incorporated by reference to Exhibit 10.46 to the IPO Registration Statement)
10	.39†	Services Agreement, dated as of February 12, 2004, between WebMD, Inc. and Fidelity Human Resources Services Company LLC (f/k/a Fidelity Employer Services Company LLC) (incorporated by reference to Exhibit 10.47 to the IPO Registration Statement)
10	.40**	Form of Restricted Stock Agreement between the Registrant and the Employees (incorporated by reference to Exhibit 10.48 to the IPO Registration Statement)
10	.41**	Form of Restricted Stock Agreement between the Registrant and the Non-Employee Directors (incorporated by reference to Exhibit 10.49 to the IPO Registration Statement)
10	.42**	Form of Non-Qualified Stock Option Agreement between the Registrant and Employees (incorporated by reference to Exhibit 10.50 to the IPO Registration Statement)

Exhibit No.		Description

10	.43**	Form of Non-Qualified Stock Option Agreement between the Registrant and Non-Employee Directors (incorporated by reference to Exhibit 10.51 to the IPO Registration Statement)
10	.44*	Form of Restricted Stock Agreement between HLTH and Employees for Grants Under the HLTH’s 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.57 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)
10	.45**	Form of Non-Qualified Stock Option Agreement between HLTH and Employees for Grants Under HLTH’s 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.58 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)
10	.46**	Form of Non-Qualified Stock Option Agreement between HLTH and Employees for Grants Under HLTH’s 1996 Stock Plan (incorporated by reference to Exhibit 10.59 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)
10	.47**	Letter Agreement, dated as of February 1, 2006 between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.3 to HLTH’s Current Report on Form 8-K filed on February 2, 2006)
10	.48**	WebMD, LLC Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.48 to Amendment No. 1, filed on April 29, 2008, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)
10.49		Loan Agreement, dated as of May 6, 2008, between Citigroup Global Markets Inc. SB and WebMD Health Corp. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
10	.50**	Amendment No. 2, dated as of December 1, 2008, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed on December 5, 2008)
10	.51**	Seconded Amended and Restated Tax Sharing Agreement between the Registrant and HLTH***
10	.52**	Letter Agreement, dated as of December 29, 2008, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.52 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “HLTH 2008 Form 10-K”)
10	.53**	Letter Amendment, dated as of December 10, 2008, between the Registrant and Wayne T. Gattinella***
10	.54**	Letter Amendment, dated as of December 10, 2008, between HLTH and Mark D. Funston (incorporated by reference to Exhibit 10.54 to the HLTH 2008 Form 10-K)
10	.55**	Amendment, dated as of December 10, 2009 to Amended and Restated Employment Agreement between the Registrant and Anthony Vuolo***
10	.56**	Letter Amendment, dated as of December 14, 2008, between the Registrant and Nan Forte***
10	.57**	Letter Agreement, dated as of February 19, 2009, between HLTH and Anthony Vuolo***
10	.58**	Amendment No. 1 to WebMD Supplemental Bonus Program Trust Agreement****
10	.59**	Letter Agreement, dated as of October 1, 2007, between the Registrant and William Pence****
10	.60**	Letter Amendment, dated as of December 10, 2008, between the Registrant and William Pence****
14.1		Code of Business Conduct****
21		Subsidiaries of the Registrant***
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm***
24.1		Power of Attorney (see previously filed signature page of this Annual Report on Form 10-K)***
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Registrant*****
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Registrant*****
32.1		Section 1350 Certification of Chief Executive Officer of the Registrant***
32.2		Section 1350 Certification of Chief Financial Officer of the Registrant***
99.1		Audit Committee Charter (incorporated by reference to Annex A to the Registrant’s Proxy Statement for its 2007 Annual Meeting filed on August 14, 2007)

Exhibit No.	Description

99.2	Compensation Committee Charter (incorporated by reference to Annex B to the Registrant’s Proxy Statement for its 2007 Annual Meeting filed on August 14, 2007)
99.3	Nominating Committee Charter (incorporated by reference to Annex C to the Registrant’s Proxy Statement for its 2007 Annual Meeting filed on August 14, 2007)
99.4	Governance & Compliance Committee Charter (incorporated by reference to Annex D to the Registrant’s Proxy Statement for its 2007 Annual Meeting filed on August 14, 2007)

*	With respect to the agreements filed as Exhibits 2.1 through 2.5 and Exhibit 2.8, certain of the exhibits and the schedules to those agreements have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

**	Agreement relates to executive compensation.

***	Previously filed with this Annual Report on Form 10-K (as originally filed on February 27, 2009).

****	Filed with this Amendment No. 1.

*****	Filed with this Amendment No. 1 and the required copy was also previously filed with this Annual Report on Form 10-K (as originally filed on February 27, 2009)

†	Portions of this exhibit were redacted pursuant to confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.