Form 10-Q
period 2009-03-31
WebMD Health Corp.
filed 2009-05-11
CIK 1326583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Yes ☐      No ☑

As of May 4, 2009, the Registrant had 10,227,000 shares of Class A Common Stock (including unvested shares of restricted WebMD Class A Common Stock) and 48,100,000 shares of Class B Common Stock outstanding.

WEBMD HEALTH CORP.

QUARTERLY REPORT ON FORM 10-Q
For the period ended March 31, 2009

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

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data, unaudited)

	March 31,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$204,803	$191,659
Accounts receivable, net of allowance for doubtful accounts of $1,694 at March 31, 2009 and $1,301 at December 31, 2008	90,835	93,082
Current portion of prepaid advertising	—	1,753
Other current assets	11,319	11,358
Assets of discontinued operations	11,839	12,575

Total current assets	318,796	310,427
Investments	127,033	133,563
Property and equipment, net	54,132	54,165
Goodwill	208,967	208,967
Intangible assets, net	24,520	26,237
Other assets	21,269	22,573

	$754,717	$755,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$20,355	$31,241
Deferred revenue	84,574	79,613
Due to HLTH	199	427
Liabilities of discontinued operations	3,256	2,599

Total current liabilities	108,384	113,880
Other long-term liabilities	8,081	8,334
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value per share, 500,000,000 shares authorized; 10,051,556 shares issued at March 31, 2009 and 10,044,372 shares issued at December 31, 2008	101	100
Class B Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 48,100,000 shares issued and outstanding at March 31, 2009 and December 31, 2008	481	481
Additional paid-in capital	553,519	548,069
Class A Treasury Stock, at cost; 515,024 shares at March 31, 2009 and 624,871 shares at December 31, 2008	(10,300)	(12,497)
Accumulated other comprehensive loss	(10,207)	(4,277)
Retained earnings	104,658	101,842

Total stockholders’ equity	638,252	633,718

	$754,717	$755,932

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2009	2008

Revenue	$90,264	$80,650
Costs and expenses:
Cost of operations	36,565	30,927
Sales and marketing	27,561	25,149
General and administrative	14,726	13,480
Depreciation and amortization	6,937	6,672
Interest income	975	3,453
Impairment of auction rate securities	—	27,406

Income (loss) from continuing operations before income tax provision	5,450	(19,531)
Income tax provision	2,211	3,432

Income (loss) from continuing operations	3,239	(22,963)
Loss from discontinued operations, net of tax	(423)	(372)

Net income (loss)	$2,816	$(23,335)

Basic and diluted income (loss) per common share:
Income (loss) from continuing operations	$0.06	$(0.40)
Loss from discontinued operations	(0.01)	(0.00)

Net income (loss)	$0.05	$(0.40)

Weighted-average shares outstanding used in computing net income (loss) per common share:
Basic	57,575	57,636

Diluted	58,109	57,636

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$2,816	$(23,335)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of tax	423	372
Depreciation and amortization	6,937	6,672
Non-cash advertising	1,753	1,558
Non-cash stock-based compensation	5,523	3,680
Deferred and other income taxes	2,097	2,372
Impairment of auction rate securities	—	27,406
Changes in operating assets and liabilities:
Accounts receivable	2,247	10,449
Accrued expenses and other long-term liabilities	(11,140)	(8,791)
Due to HLTH	(228)	1,329
Deferred revenue	4,961	11,231
Other	(689)	(164)

Net cash provided by continuing operations	14,700	32,779
Net cash provided by discontinued operations	1,062	1,912

Net cash provided by operating activities	15,762	34,691
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	600	40,350
Purchases of available-for-sale securities	—	(127,900)
Purchases of property and equipment	(5,290)	(2,626)
Cash received from sale of business, net of fees	250	985

Net cash used in continuing operations	(4,440)	(89,191)
Net cash used in discontinued operations	(5)	(11)

Net cash used in investing activities	(4,445)	(89,202)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,827	589

Net cash provided by continuing operations	1,827	589
Net increase (decrease) in cash and cash equivalents	13,144	(53,922)
Cash and cash equivalents at beginning of period	191,659	213,753

Cash and cash equivalents at end of period	$204,803	$159,831

See accompanying notes.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, unaudited)

1.	Summary of Significant Accounting Policies

Background and Basis of Presentation

WebMD Health Corp. (the “Company”) is a Delaware corporation that was incorporated on May 3, 2005. The Company completed an initial public offering (“IPO”) of Class A Common Stock on September 28, 2005. The Company’s Class A Common Stock trades under the symbol “WBMD” on the Nasdaq Global Select Market. Prior to the date of the IPO, the Company was a wholly-owned subsidiary of HLTH Corporation (“HLTH”) and its consolidated financial statements had been derived from the consolidated financial statements and accounting records of HLTH, principally representing the WebMD segment, using the historical results of operations, and historical basis of assets and liabilities of the WebMD related businesses. Since the completion of the IPO, the Company is a majority-owned subsidiary of HLTH, which owned 83.5% of the equity of the Company, as of March 31, 2009, through its ownership of all 48,100,000 outstanding shares of the Company’s Class B Common Stock. The Company’s Class A Common Stock has one vote per share, while the Company’s Class B Common Stock has five votes per share. As a result, the Company’s Class B Common Stock owned by HLTH represented, as of March 31, 2009, 95.9% of the combined voting power of the Company’s outstanding Common Stock.

The Company provides health information services to consumers, physicians and other healthcare professionals, employers and health plans through its public and private online portals and health-focused publications. The Company’s public portals for consumers enable them to obtain health and wellness information (including information on specific diseases or conditions), check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest and participate in online communities with peers and experts. The Company’s public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (“CME”) credit and communicate with peers. The Company’s public portals generate revenue primarily through the sale of advertising and sponsorship products, including CME services. The sponsors and advertisers include pharmaceutical, biotechnology, medical device and consumer products companies. The Company’s private portals enable employers and health plans to provide their employees and plan members with access to personalized health and benefit information and decision-support technology that helps them make more informed benefit, provider and treatment choices. The Company provides related services for use by such employees and members, including lifestyle education and personalized telephonic health coaching. The Company generates revenue from its private portals through the licensing of these portals to employers and health plans either directly or through distributors. The Company also provides e-detailing promotion and physician recruitment services for use by pharmaceutical, medical device and healthcare companies. The Company also publishes WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms.

Transactions between the Company and HLTH have been identified in these notes to the consolidated financial statements as Transactions with HLTH (see Note 3).

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results to be expected for any subsequent period or for the entire year ending December 31, 2009. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Board of Directors of the Company decided to divest the Company’s Little Blue Book print directory business (“LBB”) as it is not strategic to the overall business. As a result of the Company’s intention to divest LBB and the expectation that this divesture will be completed within one year, the Company has reflected LBB as discontinued operations. See Note 2 below for additional information. The revenue and operating results of LBB had previously been reflected within an operating segment titled publishing and other services. As a result of the decision to divest LBB, the Company eliminated the separate segment presentation for publishing and other services.

The unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Seasonality

The timing of the Company’s revenue is affected by seasonal factors. Advertising and sponsorship revenue is seasonal, primarily as a result of the annual budget approval process of the advertising and sponsorship clients of the public portals. This portion of the Company’s revenue is usually the lowest in the first quarter of each calendar year, and increases during each consecutive quarter throughout the year. The Company’s private portal licensing revenue is historically highest in the second half of the year as new customers are typically added during this period in conjunction with their annual open enrollment periods for employee benefits.

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities and disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect: revenue recognition, the allowance for doubtful accounts, the carrying value of long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets (excluding goodwill), the carrying value, capitalization and amortization of software and Web site development costs, the carrying value of investments in auction rate securities, the provision for income taxes and related deferred tax accounts, certain accrued expenses and contingencies, share-based compensation to employees and transactions with HLTH.

Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share are presented in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“SFAS 128”). In accordance with SFAS 128, basic income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the periods presented. Diluted income (loss) per common share

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has been computed using the weighted-average number of shares of common stock outstanding during the periods, increased to give effect to potentially dilutive securities.

	Three Months Ended
	March 31,
	2009	2008

Numerator:
Income (loss) from continuing operations	$3,239	$(22,963)

Loss from discontinued operations, net of tax	$(423)	$(372)

Denominator: (shares in thousands)
Weighted-average shares — Basic	57,575	57,636
Employee stock options and restricted stock	534	—

Adjusted weighted-average shares after assumed conversions — Diluted	58,109	57,636

Basic and diluted income (loss) per common share:
Income (loss) from continuing operations	$0.06	$(0.40)
Loss from discontinued operations	(0.01)	(0.00)

Net income (loss)	$0.05	$(0.40)

The impact of certain shares issued to the former owners of Subimo, LLC pursuant to the purchase agreement (as amended, the “Subimo Purchase Agreement”) for the Company’s acquisition of Subimo, LLC were considered in the calculation of basic and diluted weighted average shares outstanding during the three months ended March 31, 2008. Under the terms of the Subimo Purchase Agreement, the Company had deferred the issuance of 640,930 shares of Class A Common Stock (“Deferred Shares”) until December 2008. Prior to December 2008, up to 246,508 of the Deferred Shares were available to be used to settle any outstanding claims or warranties the Company may have had against the sellers. For purposes of calculating net loss per share for the three months ended March 31, 2008, the impact of 394,422 of the Deferred Shares (representing the non-contingent portion of the Deferred Shares) was included in the calculation of basic weighted average shares outstanding. The additional 246,508 Deferred Shares were considered if their effect was dilutive.

The Company has excluded certain outstanding stock options, restricted stock and Deferred Shares from the calculation of diluted income (loss) per common share during the periods in which such securities were anti-dilutive. The total number of shares that could potentially dilute income per common share in the future that were not included in the calculation of diluted income (loss) per common share was 7,833,044 and 5,736,129 for the three months ended March 31, 2009 and 2008, respectively.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. FSP FAS 107-1 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 is only expected to apply to financial statement disclosures.

In April 2009, the FASB issued FSP No. FAS 157-4. “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurement,” when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. The Company is currently evaluating the requirements of this pronouncement and has not determined the impact, if any, that the adoption will have on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 provides additional guidance to make other-than-temporary impairments more operational and to improve the financial statement presentation of such impairments. FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the requirements of this pronouncement and has not determined the impact, if any, that the adoption will have on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

2.	Discontinued Operations

During March 2009, the Board of Directors of the Company decided to divest LBB as it is not strategic to the rest of the overall business, and initiated the process of seeking a buyer for LBB. Accordingly, the financial information for LBB has been reflected as discontinued operations in the accompanying consolidated financial statements. Summarized operating results for the discontinued operations of LBB are as follows:

	Three Months Ended
	March 31,
	2009	2008

Revenue	$572	$1,032

Losses before taxes	$715	$700
Tax benefit	292	328

Loss from discontinued operations	$423	$372

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The major classes of assets and liabilities of LBB are as follows:

	March 31,	December 31,
	2009	2008

Assets of discontinued operations:
Accounts receivable, net	$395	$1,058
Property and equipment, net	89	98
Goodwill	11,044	11,044
Intangible assets, net	298	362
Other assets	13	13

Total assets	$11,839	$12,575

Liabilities of discontinued operations:
Accrued expenses	$69	$113
Deferred revenue	1,577	876
Deferred tax liability	1,610	1,610

Total liabilities	$3,256	$2,599

3.	Transactions with HLTH

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

Charges from HLTH to the Company:

Corporate Services:  The Company is charged a services fee (the “Services Fee”) for costs related to corporate services provided by HLTH. The services that HLTH provides include certain administrative services, including payroll, accounting, tax planning and compliance, employee benefit plans, legal matters and information processing. In addition, the Company reimburses HLTH for an allocated portion of certain expenses that HLTH incurs for outside services and similar items, including insurance fees, outside personnel, facilities costs, professional fees, software maintenance fees and telecommunications costs. HLTH has agreed to make the services available to the Company for up to five years following the IPO. These expense allocations were determined on a basis that HLTH and the Company consider to be a reasonable assessment of the costs of providing these services, exclusive of any profit margin. The basis the Company and HLTH used to determine these expense allocations required management to make certain judgments and assumptions. The Services Fee is reflected in general and administrative expense within the accompanying consolidated statements of operations.

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

The following table summarizes the allocations reflected in the Company’s consolidated financial statements:

	Three Months Ended
	March 31,
	2009	2008

Charges from HLTH to the Company:
Corporate services	$1,035	$873
Healthcare expense	2,114	1,955
Stock-based compensation expense	32	244

4.	Related Party Transaction

Fidelity Human Resources Services Company LLC

In 2004, the Company entered into an agreement with Fidelity Human Resources Services Company LLC (“FHRS”) to integrate the Company’s private portals product into the services FHRS provides to its clients. FHRS provides human resources administration and benefits administration services to employers. The Company recorded revenue of $2,388 and $2,438 during the three months ended March 31, 2009 and 2008, respectively. Included in accounts receivable as of March 31, 2009 and December 31, 2008 was $2,476 and $2,070, respectively, related to the FHRS agreement.

5.	Fair Value of Financial Instruments and Non-Recourse Credit Facility

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company did not have any Level 1 or Level 2 assets as of March 31, 2009 and December 31, 2008. The following table sets forth the Company’s Level 3 financial assets that were measured at fair value on a recurring basis as of March 31, 2009 and the respective fair values at December 31, 2008:

	March 31,	December 31,
	2009	2008

Financial assets carried at fair value:
Auction rate securities	$127,033	$133,563

The following table reconciles the beginning and ending balances of the Company’s Level 3 assets, which consist of the Company’s auction rate securities for the three months ended March 31, 2009:

Fair value as of the beginning of the period	$133,563
Redemptions	(600)
Unrealized loss included in other comprehensive loss	(5,930)

Fair value as of the end of the period	$127,033

The Company holds investments in auction rate securities (“ARS”) which have been classified as Level 3 assets as described above. The types of ARS holdings the Company owns are backed by student loans, 97% guaranteed under the Federal Family Education Loan Program (FFELP), and had credit ratings of AAA or Aaa when purchased. Historically, the fair value of the Company’s ARS holdings approximated par value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, all auctions involving these securities have failed. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. During the three months ended March 31, 2008, the Company concluded that the estimated fair value of the ARS no longer approximated the face value due to the lack of liquidity. The securities have been classified within Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.

The Company estimated the fair value of its ARS holdings using an income approach valuation technique. Using this approach, expected future cash flows were calculated over the expected life of each security and were discounted to a single present value using a market required rate of return. Some of the more significant assumptions made in the present value calculations were (i) the estimated weighted average lives for the loan portfolios underlying each individual ARS, which ranged from 4 to 14 years as of March 31, 2008 and (ii) the required rates of return used to discount the estimated future cash flows over the estimated life of each security, which considered both the credit quality for each individual ARS and the market liquidity for these investments. As of March 31, 2008, the Company concluded the fair value of its ARS holdings was $141,044 compared to a face value of $168,450. The impairment in value, or $27,406, was considered to be other-than-temporary, and accordingly, was recorded as an impairment charge within the statement of operations during the three months ended March 31, 2008.

In making the determination that the impairment was other-than-temporary the Company considered (i) the current market liquidity for ARS, particularly student loan backed ARS, (ii) the long-term maturities of the loan portfolios underlying each ARS owned by the Company and (iii) the ability and intent of the Company to hold its ARS investments until sufficient liquidity returns to the auction rate market to enable the sale of these securities or until the investments mature.

During the three months ended March 31, 2009, the Company received $600 associated with the partial redemption of certain of its ARS holdings, which represented 100% of their face value. As a result, as of March 31, 2009 and December 31, 2008, the total face value of the Company’s ARS holdings was $164,200

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $164,800, compared to a fair value of $127,033 and $133,563, respectively. In addition to the impairment charge discussed above, during the three months ended March 31, 2009, the Company reduced the carrying value of its ARS holdings by $5,930. The Company assessed this reduction to be temporary in nature, as this reduction in value resulted from fluctuations in interest rate and discount rate assumptions, and accordingly, this amount has been recorded as an unrealized loss in other comprehensive income in the accompanying balance sheets. The Company continues to monitor the market for ARS as well as the individual ARS investments it owns. The Company may be required to record additional losses in future periods if the fair value of its ARS holdings deteriorates further.

Non-Recourse Credit Facility

On May 6, 2008, the Company entered into a non-recourse credit facility (the “2008 Credit Facility”) with an affiliate of Citigroup, secured by its ARS holdings (including, in some circumstances, interest payable on the ARS holdings), that would allow the Company to borrow up to 75% of the face amount of the ARS holdings pledged as collateral under the 2008 Credit Facility. No borrowings were made under the 2008 Credit Facility.

On April 28, 2009, the Company entered into an amended and restated facility with an affiliate of Citigroup (the “2009 Credit Facility”), replacing the 2008 Credit Facility. As of the date of this Quarterly Report, no borrowings have been made under the 2009 Credit Facility. The 2009 Credit Facility is secured by the Company’s ARS holdings (including, in some circumstances, interest payable on the ARS holdings). The Company can make borrowings under the 2009 Credit Facility until April 27, 2010. Any borrowings outstanding under the 2009 Credit Facility after February 26, 2010 become demand loans, subject to 60 days notice, with recourse only to the pledged collateral. Loan proceeds may be used for general working capital purposes or other lawful business purposes of the Company (including repurchases of its own securities), but not for purposes of buying, trading or carrying other securities. The interest rate applicable to borrowings under the 2009 Credit Facility will be the Open Federal Funds Rate plus 3.95%. The maximum that can be borrowed under the 2009 Credit Facility is 75% of the face amount of the pledged ARS holdings. As of the date of this Quarterly Report, the maximum the Company would be able to borrow is $123,075. Removals of ARS from the pledged collateral (including upon their redemption or sale) will reduce the amount available for borrowing under the 2009 Credit Facility.

The 2009 Credit Facility is governed by an amended and restated loan agreement, which contains customary representations and warranties of the Company and certain affirmative covenants and negative covenants relating to the pledged collateral. Under the loan agreement, the Company and the lender may, in certain circumstances, cause the pledged collateral to be sold, with the proceeds of any such sale required to be applied in full immediately to repayment of amounts borrowed.

6.	Comprehensive Loss

Comprehensive loss is comprised of net income (loss) and other comprehensive loss. Other comprehensive loss includes certain changes in equity that are excluded from net income (loss), such as changes in unrealized losses on securities. The following table presents the components of comprehensive loss:

	Three Months Ended
	March 31,
	2009	2008

Unrealized losses on securities	$(5,930)	$—
Net income (loss)	2,816	(23,335)

Comprehensive loss	$(3,114)	$(23,335)

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Intangible Assets

Intangible assets subject to amortization consist of the following:

	March 31, 2009				December 31, 2008
				Weighted				Weighted
	Gross			Average	Gross			Average
	Carrying	Accumulated		Remaining	Carrying	Accumulated		Remaining
	Amount	Amortization	Net	Useful Life(a)	Amount	Amortization	Net	Useful Life(a)

Content	$15,954	$(14,790)	$1,164	1.5	$15,954	$(14,541)	$1,413	1.7
Customer relationships	32,430	(13,707)	18,723	8.5	32,430	(12,872)	19,558	8.7
Technology and patents	14,700	(13,870)	830	0.6	14,700	(13,370)	1,330	0.8
Trade names	6,030	(2,227)	3,803	7.2	6,030	(2,094)	3,936	7.4

Total	$69,114	$(44,594)	$24,520		$69,114	$(42,877)	$26,237

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

Amortization expense was $1,717 and $2,446 during the three months ended March 31, 2009 and 2008, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year ending December 31:
2009 (April 1st to December 31st)	$4,428
2010	3,231
2011	2,465
2012	2,465
2013	2,464
Thereafter	9,467

8.	Restructuring

As a result of the completion of the integration of previously acquired businesses and efficiencies that the Company continues to realize from infrastructure investments, the Company recorded a restructuring charge during the three months ended December 31, 2008 of $2,460 for the severance expenses related to the reduction of approximately 5% of its work force and $450 of costs to consolidate facilities and other exit costs. The remaining accrual related to this charge was $1,230 and $2,530 as of March 31, 2009 and December 31, 2008, respectively, and is reflected in accrued expenses in the accompanying consolidated balance sheet.

9.	Commitments and Contingencies

In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters, including those discussed in Note 12 to the Consolidated Financial Statements included in the Company’s 2008 Annual Report on Form 10-K has yet to be determined, the Company does not believe that their outcomes will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

10.	Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123, “(Revised 2004): Share-Based Payment” (“SFAS 123R”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. The Company elected to use the modified prospective transition method and, as a result, prior period results were not restated. Under the modified prospective transition method, awards that were granted or modified on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested stock options and restricted stock awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, using the same grant date fair value and same expense attribution method used under SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized for all stock-based compensation beginning January 1, 2006.

The Company has various stock compensation plans under which directors, officers and other eligible employees receive awards of options to purchase the Company’s Class A Common Stock and HLTH Common Stock and restricted shares of the Company’s Class A Common Stock and HLTH Common Stock. The following sections of this note summarize the activity for each of these plans.

HLTH Plans

Certain WebMD employees participate in the stock-based compensation plans of HLTH (collectively, the “HLTH Plans”). Under the HLTH Plans, certain of the Company’s employees have received grants of options to purchase HLTH common stock and restricted shares of HLTH Common Stock. Additionally, all eligible WebMD employees were provided the opportunity to participate in HLTH’s employee stock purchase plan until HLTH terminated the stock purchase plan on April 30, 2008. All unvested options to purchase HLTH Common Stock and restricted shares of HLTH Common Stock held by the Company’s employees as of the effective date of the IPO continue to vest under the original terms of those awards. An aggregate of 2,745,547 shares of HLTH Common Stock remained available for grant under the HLTH Plans at March 31, 2009.

Stock Options

Generally, options under the HLTH Plans vest and become exercisable ratably over periods ranging from three to five years based on their individual grant dates subject to continued employment on the applicable vesting dates. The majority of options granted under the HLTH Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of HLTH’s Common Stock on the date of grant. The following table summarizes activity for the HLTH Plans relating to the Company’s employees during the three months ended March 31, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Shares	Per Share	(In Years)	Value(1)

Outstanding at January 1, 2009	7,685,557	$13.80
Exercised	(531,693)	8.61
Forfeited	(18,233)	25.57

Outstanding at March 31, 2009	7,135,631	$14.15	2.5	$4,562

Vested and exercisable at the end of the period	6,908,432	$14.31	2.3	$4,356

(1)	The aggregate intrinsic value is based on the market price of HLTH’s Common Stock on March 31, 2009, which was $10.35, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on March 31, 2009.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Proceeds received by HLTH from the exercise of options to purchase HLTH Common Stock were $4,579 and $712 during the three months ended March 31, 2009 and 2008, respectively. The intrinsic value related to the exercise of these stock options was $1,195 and $252 during the three months ended March 31, 2009 and 2008, respectively.

WebMD Plans

During September 2005, the Company adopted the 2005 Long-Term Incentive Plan (as amended, the “2005 Plan”). In connection with the acquisition of Subimo, LLC in December 2006, the Company adopted the WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (as amended, the “Subimo Plan”). The terms of the Subimo Plan are similar to the terms of the 2005 Plan but it has not been approved by the Company’s stockholders. Awards under the Subimo Plan were made on the date of the Company’s acquisition of Subimo, LLC in reliance on the NASDAQ Global Select Market exception to shareholder approval for equity grants to new hires. No additional grants will be made under the Subimo Plan. The 2005 Plan and the Subimo Plan are referred to below as the “WebMD Plans.” The maximum number of shares of the Company Class A Common Stock that may be subject to options or restricted stock awards under the WebMD Plans was 14,980,574, subject to adjustment in accordance with the terms of the WebMD Plans. The Company had an aggregate of 2,068,457 shares of Class A Common Stock available for future grants under the WebMD Plans at March 31, 2009.

Stock Options

Generally, options under the WebMD Plans vest and become exercisable ratably over periods ranging from four to five years based on their individual grant dates subject to continued employment on the applicable vesting dates. The options granted under the WebMD Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of the Company Class A Common Stock on the date of grant. The following table summarizes activity for the WebMD Plans during the three months ended March 31, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Shares	Per Share	(In Years)	Value(1)

Outstanding at January 1, 2009	10,284,236	$25.46
Granted	226,000	22.53
Exercised	(109,847)	17.50
Forfeited	(278,275)	29.03

Outstanding at March 31, 2009	10,122,114	$25.39	8.6	$11,804

Vested and exercisable at the end of the period	2,374,252	$24.35	6.9	$7,711

(1)	The aggregate intrinsic value is based on the market price of the Company’s Class A Common Stock on March 31, 2009, which was $22.30 less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on March 31, 2009.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

data. The risk-free rate is based on the U.S. Treasury yield curve for periods equal to the expected term of the options on the grant date.

	Three Months Ended
	March 31,
	2009	2008

Expected dividend yield	0%	0%
Expected volatility	0.57	0.43
Risk free interest rate	1.33%	2.31%
Expected term (years)	3.40	3.29
Weighted-average fair value of options granted during the period	$9.31	$11.51

Restricted Stock Awards

The Company Restricted Stock consists of shares of the Company’s Class A Common Stock which have been awarded to employees with restrictions that cause them to be subject to substantial risk of forfeiture and restrict their sale or other transfer by the employee until they vest. Generally, the Company’s Restricted Stock awards vest ratably over periods ranging from four to five years from their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity of non-vested Company Restricted Stock during the three months ended March 31, 2009:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Beginning balance at January 1, 2009	706,009	$25.22
Granted	5,000	21.82
Vested	(11,463)	42.99
Forfeited	(21,283)	31.82

Ending balance at March 31, 2009	678,263	$24.69

Proceeds received from the exercise of options to purchase the Company’s Class A Common Stock were $1,922 and $589 during the three months ended March 31, 2009 and 2008, respectively. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of the Company Restricted Stock that vested, was $790 and $971 during the three months ended March 31, 2009 and 2008, respectively.

Employee Stock Purchase Plan

HLTH’s Employee Stock Purchase Plan (“ESPP”) allowed eligible employees of the Company the opportunity to purchase shares of HLTH Common Stock through payroll deductions, up to 15% of a participant’s annual compensation with a maximum of 5,000 shares available per participant during each purchase period. The purchase price of the stock was 85% of the fair market value on the last day of each purchase period. No HLTH Common Stock was issued to the Company’s employees under HLTH’s ESPP during the three months ended March 31, 2008. The ESPP was terminated effective April 30, 2008.

Other

At the time of the IPO and each year on the anniversary of the IPO, the Company issued shares of its Class A Common Stock to each non-employee director with a value equal to the director’s annual board and committee retainers. The Company recorded $85 of stock-based compensation expense during the three months ended March 31, 2009 and 2008 in connection with these issuances.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, the Company recorded $279 of stock-based compensation expense during the three months ended March 31, 2008 in connection with a stock transferability right for shares that were issued in connection with the acquisition of Subimo, LLC by the Company.

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended
	March 31,
	2009	2008

HLTH Plans:
Stock options	$32	$204
Restricted stock	—	9
WebMD Plans:
Stock options	4,669	2,840
Restricted stock	865	278
ESPP	—	31
Other	88	350

Total stock-based compensation expense	$5,654	$3,712

Included in:
Cost of operations	$1,623	$1,116
Sales and marketing	1,550	1,126
General and administrative	2,350	1,438

(Loss) income from continuing operations	5,523	3,680
Loss from discontinued operations, net of tax	131	32

Total stock-based compensation expense	$5,654	$3,712

As of March 31, 2009, approximately $470 and $72,895 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 3.0 years and 3.4 years related to the HLTH Plans and the WebMD Plans, respectively.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 2 contains forward-looking statements with respect to possible events, outcomes or results that are, and are expected to continue to be, subject to risks, uncertainties and contingencies, including those identified in this Item. See “Forward-Looking Statements” on page 3.

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to our Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report and is intended to provide an understanding of our results of operations, financial condition and changes in financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of our company, a description of recent transactions and other significant developments and trends, and a discussion of how seasonal factors may impact the timing of our revenue.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective and often complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (which we refer to as the SEC).

•	Transactions with HLTH. This section describes the services that we receive from HLTH Corporation (which we refer to as HLTH) and the costs of these services, as well as the fees we charge HLTH for our services and our tax sharing agreement with HLTH.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

•	Results of Operations and Supplemental Financial and Operating Information. These sections provide our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on a consolidated basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of March 31, 2009.

•	Factors That May Affect Our Future Financial Condition or Results of Operations. This section describes circumstances or events that could have a negative effect on our financial condition or results of operations, or that could change, for the worse, existing trends in some or all of our businesses. The factors discussed in this section are in addition to factors that may be described elsewhere in this Quarterly Report.

In this MD&A, dollar amounts are in thousands, unless otherwise noted.

Introduction

Our Company

We are a leading provider of health information services to consumers, physicians and other healthcare professionals, employers and health plans through our public and private online portals and health-focused publications. Our public portals for consumers enable them to obtain health and wellness information (including information on specific diseases or conditions), check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest and participate in online communities with peers and experts. Our public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (“CME”) credit and communicate with peers. Our sponsors and advertisers include pharmaceutical, biotechnology, medical device and consumer products companies. Our private portals enable employers and health plans to provide their employees and members with access to personalized health and benefit information and decision-support technology that helps them to make more informed benefit, treatment and provider decisions. We also provide related services for use by such employees and members, including lifestyle education and personalized telephonic health coaching. We generate revenue from our private portals through the licensing of these portals to employers and health plans either directly or through distributors. We also distribute our online content and services to other entities and generate revenue from these arrangements through the sale of advertising and sponsorship products and content syndication fees. We also provide e-detailing promotion and physician recruitment services for use by pharmaceutical, medical device and healthcare companies. We also publish, WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms.

Background Information on Certain Trends and Developments

Trends Influencing the Use of Our Services.  Several key trends in the healthcare and Internet industries are influencing the use of healthcare information services of the types we provide or are developing. Those trends are described briefly below:

•	Use of the Internet by Consumers and Physicians. The Internet has emerged as a major communications medium and has already fundamentally changed many sectors of the economy, including the marketing and sales of financial services, travel, and entertainment, among others. The Internet is also changing the healthcare industry and has transformed how consumers and physicians find and utilize healthcare information.

—	Healthcare consumers increasingly seek to educate themselves online about their healthcare related issues, motivated in part by the continued availability of new treatment options and in part by the larger share of healthcare costs they are being asked to bear due to changes in the benefit designs being offered by health plans and employers. The Internet has fundamentally changed the way consumers obtain health and wellness information, enabling them to have immediate access to searchable information and dynamic interactive content to check symptoms, assess risks, understand diseases, find providers and evaluate treatment options. The Internet is the consumers’ fastest growing health information resource, according to a national study released in August 2008 by the Center for Studying Health System Change. Researchers found that 32 percent of American consumers (approximately 70 million adults) conducted online health searches in 2007, compared with 16 percent in 2001. More than half of those surveyed said the information changed their overall approach to maintaining their health. Four in five said the information helped them better understand how to treat an illness or condition.

—	The Internet has also become a primary source of information for physicians seeking to improve clinical practice and is growing relative to traditional information sources, such as conferences, meetings and offline journals.

•	Increased Online Marketing and Education Spending for Healthcare Products. Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating consumers and physicians about them; however, only a small portion of this amount is currently spent on online services. We believe that these companies, which comprise the majority of the advertisers and sponsors of our public portals, are becoming increasingly aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians, and this increasing awareness will result in increasing demand for our services. However, notwithstanding our general expectation for increased demand, our advertising and sponsorship revenue may vary significantly from quarter to quarter due to a number of factors, many of which are not in our control, and some of which may be difficult to forecast accurately, including general economic conditions and the following:

—	The majority of our advertising and sponsorship contracts are for terms of approximately four to twelve months. We have relatively few longer term advertising and sponsorship contracts.

—	The time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals.

Other factors that may affect the timing of contracting for specific programs with advertisers and sponsors, or receipt of revenue under such contracts, include: the timing of FDA approval for new products or for new approved uses for existing products; the timing of FDA approval of generic products that compete with existing brand name products; the timing of withdrawals of products from the market; the timing of roll-outs of new or enhanced services on our public portals; seasonal factors relating to the prevalence of specific health conditions and other seasonal factors that may affect the timing of promotional campaigns for specific products; and the scheduling of conferences for physicians and other healthcare professionals.

•	Changes in Health Plan Design; Health Management Initiatives. In a healthcare market where the responsibility for healthcare costs and decision-making has been increasingly shifting to consumers, use of information technology (including personal health records) to assist consumers in making informed decisions about healthcare has also increased. We believe that through our WebMD Health and Benefits Manager tools, including our personal health record application, we are well positioned to play a role in this environment, and these services will be a significant driver for the growth of our private portals during the next several years. However, our growth strategy depends, in part, on increasing usage of our private portal services by our employer and health plan clients’ employees and members, respectively. Increasing usage of our services requires us to continue to deliver and improve the underlying technology and develop new and updated applications, features and services. In addition, we face competition in the area of healthcare decision-support tools and online health management applications and health information services. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do, and may be better known than we are. We also expect that, for clients and potential clients in the industries most seriously affected by recent adverse changes in general economic conditions (including those in the financial services and automotive industries), we may experience some reductions in initial contracts, contract expansions and contract renewals for our private portal services, as well as reductions in the size of existing contracts.

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

Proposed Divestiture of the Little Blue Book Print Directory Business.  In March 2009, our Board of Directors decided to divest our Little Blue Book print directory business (which we refer to as LBB) as it is not strategic to our overall business. As a result of our intention to divest LBB and our expectation that this divesture will be completed within one year, we reflected LBB as discontinued operations within the consolidated financial statements contained elsewhere in this Quarterly Report. The revenue and operating results of LBB had previously been reflected within an operating segment titled publishing and other services. As a result of the decision to divest LBB, we eliminated the separate segment presentation for publishing and other services and began reporting revenue in the following three categories: advertising and sponsorship, licensing and print.

Non-Recourse Credit Facility.  On May 6, 2008, we entered into a non-recourse credit facility (which we refer to as the 2008 Credit Facility) with an affiliate of Citigroup, secured by our auction rate securities (including, in some circumstances, interest payable on the auction rate securities), that would allow us to borrow up to 75% of the face amount of the auction rate securities pledged as collateral under the 2008 Credit Facility. No borrowings were made under the 2008 Credit Facility. A description of our auction rate securities

(which we refer to as ARS) is included under “— Critical Accounting Policies and Estimates — Fair Value of Investments” below.

On April 28, 2009, we entered into an amended and restated facility with an affiliate of Citigroup (which we refer to as the 2009 Credit Facility), replacing the 2008 Credit Facility. As of the date of this Quarterly Report, no borrowings have been made under the 2009 Credit Facility. The 2009 Credit Facility is secured by our ARS holdings (including, in some circumstances, interest payable on the ARS holdings). We can make borrowings under the 2009 Credit Facility until April 27, 2010. Any borrowings outstanding under the 2009 Credit Facility after February 26, 2010 become demand loans, subject to 60 days notice, with recourse only to the pledged collateral. Loan proceeds may be used for general working capital purposes or other lawful business purposes (including repurchases of its own securities), but not for purposes of buying, trading or carrying other securities. The interest rate applicable to borrowings under the 2009 Credit Facility will be the Open Federal Funds Rate plus 3.95%. The maximum that can be borrowed under the 2009 Credit Facility is 75% of the face amount of the pledged ARS holdings. As of the date of this Quarterly Report, the maximum we are able to borrow is $123,075. Removals of ARS from the pledged collateral (including upon their redemption or sale) will reduce the amount available for borrowing under the 2009 Credit Facility. The 2009 Credit Facility is governed by an amended and restated loan agreement, which contains customary representations and warranties of WebMD, as borrower, the borrower and certain affirmative covenants and negative covenants relating to the pledged collateral. Under the loan agreement, WebMD and the lender may, in certain circumstances, cause the pledged collateral to be sold, with the proceeds of any such sale required to be applied in full immediately to repayment of amounts borrowed.

Seasonality

The timing of our revenue is affected by seasonal factors. Advertising and sponsorship revenue is seasonal, primarily due to the annual budget approval process of the advertising and sponsorship clients of our public portals. This portion of our revenue is usually the lowest in the first quarter of each calendar year, and increases during each consecutive quarter throughout the year. Our private portal licensing revenue is historically higher in the second half of the year as new customers are typically added during this period in conjunction with their annual open enrollment periods for employee benefits. The timing of revenue in relation to our expenses, much of which do not vary directly with revenue, has an impact on cost of operations, sales and marketing and general and administrative expenses as a percentage of revenue in each calendar quarter.

Critical Accounting Policies and Estimates

Our MD&A is based upon our Consolidated Financial Statements and Notes to Consolidated Financial Statements, contained elsewhere in this Quarterly Report, which were prepared in conformity with U.S. generally accepted accounting principles. The preparation of the financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, current business factors, and various other assumptions that we believe are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities and disclosure of contingent assets and liabilities. We are subject to uncertainties such as the impact of future events, economic and political factors, and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in preparation of our financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to our consolidated financial statements.

We evaluate our estimates on an ongoing basis, including those related to revenue recognition, the allowance for doubtful accounts, the carrying value of long-lived assets (including goodwill and intangible assets), the carrying value of marketable securities, the amortization period of long-lived assets (excluding goodwill), the carrying value, capitalization and amortization of software and Web site development costs, the provision for income taxes and related deferred tax accounts, certain accrued expenses and contingencies, share-based compensation to employees and transactions with HLTH.

We believe the following reflects our critical accounting policies and our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue Recognition. Revenue from advertising is recognized as advertisements are delivered or as publications are distributed. Revenue from sponsorship arrangements, content syndication and distribution arrangements, and licenses of healthcare management tools and private portals as well as related health coaching services are recognized ratably over the term of the applicable agreement. Revenue from the sponsorship of CME is recognized over the period we substantially complete our contractual deliverables as determined by the applicable agreements. When contractual arrangements contain multiple elements, revenue is allocated to each element based on its relative fair value determined using prices charged when elements are sold separately. In certain instances where fair value does not exist for all the elements, the amount of revenue allocated to the delivered elements equals the total consideration less the fair value of the undelivered elements. In instances where fair value does not exist for the undelivered elements, revenue is recognized when the last element is delivered.

•	Long-Lived Assets. Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill, are amortized over their estimated useful lives, which we determined based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually, and whenever indicators of impairment are present. We use a discounted cash flow approach to determine the fair value of goodwill. There was no impairment of goodwill noted as a result of our impairment testing in 2008.

•	Fair Value of Investments. We hold investments in ARS which are backed by student loans, which are 97% guaranteed under the Federal Family Education Loan Program (FFELP), and which had credit ratings of AAA or Aaa when purchased. Historically, the fair value of our ARS investments approximated face value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, all auctions involving these securities have failed. The result of a failed auction is that these ARS will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS investments develop. We cannot be certain regarding the amount of time it will take for an auction market or other markets to develop. Accordingly, during the three months ended March 31, 2008, we concluded that the estimated fair value of the ARS no longer approximates the face value due to the lack of liquidity and therefore recorded an other-than-temporary impairment.

As of and subsequent to March 31, 2008, we estimate the fair value of our ARS investments using an income approach valuation technique. Using this approach, expected future cash flows are calculated over the expected life of each security and are discounted to a single present value using a market required rate of return. Some of the more significant assumptions made in the present value calculations include (i) the estimated weighted average lives for the loan portfolios underlying each individual ARS and (ii) the required rates of return used to discount the estimated future cash flows over the estimated life of each security, which considered both the credit quality for each individual ARS and the market liquidity for these investments.

Our ARS investments have been classified as Level 3 assets in accordance with Statement of Financial Accounting Standards (which we refer to as SFAS) No. 157, “Fair Value Measurements,” as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. If different assumptions were used for the various inputs to the valuation approach including, but not limited to, assumptions involving the estimated lives of the ARS investments, the estimated cash flows over those estimated lives, and the estimated discount rates applied to those cash flows, the estimated fair value of these investments could be significantly higher or lower than the fair value we determined. We continue to monitor the market for auction rate securities as well as the individual ARS investments we own. We may be required to record additional losses in future periods if the fair value of our ARS deteriorates further.

•	Stock-Based Compensation. In December 2004, the Financial Accounting Standards Board (which we refer to as FASB) issued SFAS No. 123, “(Revised 2004): Share-Based Payment” (which we refer to as SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (which we refer to as SFAS 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the Consolidated Financial Statements based on their fair values. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in this model are expected dividend yield, expected volatility, risk-free interest rate and expected term. We elected to use the modified prospective transition method. Under the modified prospective method, awards that were granted or modified on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested stock options and restricted stock awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, using the same grant date fair value and same expense attribution method used under SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized for all stock-based compensation beginning January 1, 2006. As of March 31, 2009, approximately $470 and $72,895 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 3.0 years and 3.4 years, related to the HLTH and WebMD stock-based compensation plans, respectively.

•	Deferred Tax Assets. Our deferred tax assets are comprised primarily of net operating loss (which we refer to as NOL) carryforwards on a separate return basis. Subject to certain limitations, these loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. A significant portion of our deferred tax assets are reserved for through a valuation allowance. In determining the need for a valuation allowance, management determined the probability of realizing deferred tax assets, taking into consideration factors including historical operating results, expectations of future earnings and taxable income. Management will continue to evaluate the need for a valuation allowance, and in the future, should management determine that realization of the net deferred tax asset is more likely than not, some or all of the remaining valuation allowance will be reversed, and our effective tax rate may be reduced by such reversal.

•	Transactions with HLTH. As discussed further below, our expenses reflect a services fee for an allocation of costs for corporate services provided by HLTH. Our expenses also reflect the allocation of a portion of the cost of HLTH’s healthcare plans and the allocation of stock-based compensation expense related to HLTH restricted stock awards and HLTH stock options held by our employees. Additionally, our revenue includes revenue from HLTH for services we provide.

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

Charges from HLTH to WebMD:

Corporate Services:  We are charged a services fee (which we refer to as the Services Fee) for costs related to corporate services provided to us by HLTH. The services that HLTH provides include certain administrative services, including payroll, accounting, tax planning and compliance, employee benefit plans, legal matters and information processing. In addition, we reimburse HLTH for an allocated portion of certain expenses that HLTH incurs for outside services and similar items, including insurance fees, outside personnel, facilities costs, professional fees, software maintenance fees and telecommunications costs. HLTH has agreed to make the services available to us for up to five years following the IPO. These expense allocations were determined on a basis that we and HLTH consider to be a reasonable assessment of the cost of providing these services, exclusive of any profit margin. The basis we and HLTH used to determine these expense allocations required management to make certain judgments and assumptions. The Services Fee is reflected in general and administrative expense within our consolidated statements of operations.

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

The following table summarizes the allocations reflected in our consolidated financial statements:

	Three Months Ended
	March 31,
	2009	2008

Charges from HLTH to the Company:
Corporate services	$1,035	$873
Healthcare expense	2,114	1,955
Stock-based compensation expense	32	244

Recent Accounting Pronouncements

In April 2009, the FASB issued Staff Position (which we refer to as FSP) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (which we refer to as FSP FAS 107-1). FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. FSP FAS 107-1 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 is only expected to apply to financial statement disclosures.

In April 2009, the FASB issued FSP No. FAS 157-4. “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (which we refer to as FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurement,” when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. We are currently evaluating the requirements of this pronouncement and have not determined the impact, if any, that the adoption will have on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (which we refer to FSP FAS 115-2). FSP FAS 115-2 provides additional guidance to make other-than-temporary impairments more operational and to improve the financial statement presentation of such impairments. FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the requirements of this pronouncement and have not determined the impact, if any, that the adoption will have on our consolidated financial statements.

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2008		2007
	$	%	$	%

Revenue	$90,264	100.0	$80,650	100.0
Costs and expenses:
Cost of operations	36,565	40.5	30,927	38.3
Sales and marketing	27,561	30.5	25,149	31.2
General and administrative	14,726	16.3	13,480	16.7
Depreciation and amortization	6,937	7.7	6,672	8.3
Interest income	975	1.0	3,453	4.3
Impairment of auction rate securities	—	—	27,406	34.0

Income (loss) from continuing operations before income tax provision	5,450	6.0	(19,531)	(24.2)
Income tax provision	2,211	2.4	3,432	4.3

Income (loss) from continuing operations	3,239	3.6	(22,963)	(28.5)
Loss from discontinued operations, net of tax	(423)	(0.5)	(372)	(0.4)

Net income (loss)	$2,816	3.1	$(23,335)	(28.9)

Revenue is derived from advertising, sponsorship (including online CME services), e-detailing promotion and physician recruitment services, content syndication and distribution, and licenses of private online portals to employers, healthcare payers and others, along with related services including lifestyle education and personalized telephonic coaching. We also derive revenue from advertisements in WebMD the Magazine. Our customers include pharmaceutical, biotechnology, medical device and consumer products companies, as well as employers and health plans.

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

Our discussions throughout this MD&A reference certain non-cash expenses. The following is a summary of our principal non-cash expenses:

•	Non-cash advertising expense. Expense related to the use of our prepaid advertising inventory that we received from News Corporation in exchange for equity instruments that HLTH issued in connection with an agreement it entered into with News Corporation in 1999 and subsequently amended in 2000. This non-cash advertising expense is included in sales and marketing expense when we use the asset for promotion of our brand.

•	Non-cash stock-based compensation expense. Expense related to awards of our restricted Class A Common Stock and awards of employee stock options, as well as awards of restricted HLTH Common Stock and awards of HLTH stock options that have been granted to certain of our employees. Expense also related to shares issued to our non-employee directors. Non-cash stock-based compensation expense is reflected in the same expense captions as the related salary costs of the respective employees.

The following table is a summary of our non-cash expenses included in the respective statements of operations captions.

	Three Months Ended
	March 31,
	2009	2008

Advertising expense:
Sales and marketing	$1,753	$1,558

Stock-based compensation expense:
Cost of operations	$1,623	$1,116
Sales and marketing	1,550	1,126
General and administrative	2,350	1,438

Income (loss) from continuing operations	5,523	3,680
Loss from discontinued operations, net of tax	131	32

Total stock-based compensation expense	$5,654	$3,712

Three Months Ended March 31, 2009 and 2008

The following discussion is a comparison of our results of operations on a consolidated basis for the three months ended March 31, 2009 and 2008.

Revenue

Our total revenue increased 11.9% to $90,264 from $80,650 in the prior year period. This increase is primarily due to higher revenue from our public portals. A more detailed discussion regarding changes in revenue is included below under “— Supplemental Financial and Operating Information.”

Costs and Expenses

Cost of Operations.  Cost of operations increased to $36,565 from $30,927 in the prior year period. As a percentage of revenue, cost of operations was 40.5% in 2009, compared to 38.3% in 2008. Included in cost of operations in 2009 was non-cash expense related to stock-based compensation of $1,623 compared to $1,116 in 2008. The increase in non-cash expenses during the three month period compared to last year were primarily related to stock options and restricted stock awards granted to our employees in December 2008.

Cost of operations excluding such non-cash expense was $34,942 or 38.7% of revenue, compared to $29,811 or 37.0% of revenue last year. The increase in absolute dollars, as well as the increase as a percentage of revenue, was primarily attributable to $2,800 of higher staffing costs and $1,300 of licensing expense associated with creating and licensing content for our sponsorship arrangements and our Web sites. Additionally, the increase is related to approximately $600 in costs related to our personalized telephonic coaching services primarily due to higher staffing levels to support that part of our business.

Sales and Marketing.  Sales and marketing expense increased to $27,561 from $25,149 in the prior year period. As a percentage of revenue, sales and marketing expense was 30.5% in 2009, compared to 31.2% in 2008. Included in sales and marketing expense in 2009 and 2008 was non-cash expense related to advertising of $1,753 and $1,558, respectively, and stock-based compensation of $1,550 and $1,126, respectively. The increase in non-cash stock-based compensation expense was primarily related to stock options and restricted stock awards granted to our employees in December 2008. Sales and marketing expense, excluding such non-cash expenses, was $24,258 or 26.9% of revenue, compared to $22,465 or 27.9% of revenue last year. The increase in absolute dollars was primarily attributable to an increase in compensation related costs due to increased staffing and sales commissions related to higher revenue.

General and Administrative.  General and administrative expense increased to $14,726, from $13,480 in the prior year period. As a percentage of revenue, general and administrative expense was 16.3% in 2009, compared to 16.7% in 2008. Included in general and administrative expense in 2009 and 2008 was non-cash stock-based compensation expense of $2,350 and $1,438, respectively. The increase in non-cash stock-based compensation expense was primarily due to stock options and restricted stock awards granted our employees in December 2008. General and administrative expense, excluding non-cash expenses, was $12,376 or 13.7% of revenue, compared to $12,042 or 14.9% of revenue last year. The decrease as a percentage of revenue was primarily due to our ability to achieve an increase in revenue without incurring a proportional increase in general and administrative expense.

Depreciation and Amortization.  Depreciation and amortization expense increased to $6,937 for the three months ended March 31, 2009 from $6,672 in the same period last year. The increase over the prior year period was primarily due to the $994 increase in depreciation expense relating to capital expenditures in 2008 and 2009, which was partially offset by a decrease in amortization expense of $729 resulting from certain intangible assets becoming fully amortized.

Interest Income.  Interest income decreased to $975 for the three months ended March 31, 2009 from $3,453 in the same period last year. The decrease resulted from a decrease in the average interest rate of our investments.

Impairment of Auction Rate Securities.  Impairment of auction rate securities represents a charge of $27,406 related to an other-than temporary reduction of the fair value of the Company’s auction rate securities during the quarter ended March 31, 2008. For additional information, see ‘‘— Background Information on Certain Trends and Developments — Impairment of Auction Rate Securities; Non-Recourse Credit Facility” above.

Income Tax Provision.  The income tax provision of $2,211 and $3,432 for the three months ended March 31, 2009 and 2008, respectively, represents taxes related to federal, state and other jurisdictions. The income tax provision for the three months ended March 31, 2008 excludes a benefit for the impairment of ARS, as it is currently not deductible for tax purposes.

Loss from Discontinued Operations, Net of Tax.  Loss from discontinued operations, net of tax, represents the Little Blue Book print directory business. For additional information, see “Introduction — Background Information on Certain Trends and Developments — Proposed Divestiture of the Little Blue Book Print Directory Business” above.

Net Income (Loss).  Net income was $2,816 for the three months ended March 31, 2009, compared to a net loss of $23,335 in the prior year period. Net income (loss) was significantly lower in the prior year period, due to the impairment charge of $27,406 related to our ARS.

Supplemental Financial and Operating Information

The following table and the discussion that follows presents information for groups of revenue based on similar services we provide, as well as information related to a non-GAAP performance measure that we use to monitor the performance of our business which we refer to as “Earnings before interest, taxes, non-cash and other items” or “Adjusted EBITDA.” Due to the fact that Adjusted EBITDA is a non-GAAP measure, we have also included a reconciliation from Adjusted EBITDA to net income (loss).

	Three Months Ended March 31,
	2009	2008

Revenue
Advertising and sponsorship	$65,428	$56,482
Licensing	22,975	21,923
Print	1,861	2,245

	$90,264	$80,650

Earnings before interest, taxes, non-cash and other items (Adjusted EBITDA)	$18,688	$16,332

Interest, taxes, non-cash and other items
Interest income	975	3,453
Depreciation and amortization	(6,937)	(6,672)
Non-cash advertising	(1,753)	(1,558)
Non-cash stock-based compensation	(5,523)	(3,680)
Impairment of auction rate securities	—	(27,406)
Income tax provision	(2,211)	(3,432)

Income (loss) from continuing operations	3,239	(22,963)
Loss from discontinued operations, net of tax	(423)	(372)

Net income (loss)	$2,816	$(23,335)

The following discussion is a comparison of the results of operations for our three groups of revenue and our Adjusted EBITDA for the three months ended March 31, 2009 and 2008.

Advertising and Sponsorship.  Advertising and sponsorship revenue increased $8,946 or 15.8% compared to the prior year period. The increase in advertising and sponsorship revenue was primarily attributable to an increase in the number of brands and sponsored programs promoted on our sites. The number of such programs grew to 751 compared to 628 in the prior year period. In general, pricing remained relatively stable for our online advertising programs and was not a significant source of the revenue increase. Substantially all of our advertising and sponsorship revenue is generated through our public portals.

Licensing.  Licensing revenue increased $1,052 or 4.8% compared to the prior year period. This increase was due to an increase in the number of companies using our private portal platform to 134 from 122 in the prior year period. In general, pricing remained relatively stable for our private portal licenses and was not a significant source of the revenue increase. We also have approximately 140 additional customers who purchase stand-alone decision support services from us. Substantially all of our licensing revenue is generated through our private portals.

Print.  Print revenue was $1,861 compared to $2,245 in the prior year period, a decrease of $384. WebMD the Magazine and other print products are reflected in print revenue.

Adjusted EBITDA.  Adjusted EBITDA was $18,688 or 20.7% of revenue, compared to $16,332 or 20.3% of revenue in the prior year period. This increase as a percentage of revenue was primarily due to higher revenue from the increase in number of brands and sponsored programs in our public portals, as well as the increase in companies using our private online portal, without incurring a proportionate increase in overall expenses.

Explanatory Note Regarding Adjusted EBITDA.  Adjusted EBITDA is a non-GAAP financial measure and should be viewed as supplemental to, and not as an alternative for, “income (loss) from continuing operations” or “net income (loss)” calculated in accordance with GAAP. Our management uses Adjusted EBITDA as an additional measure of performance for purposes of business decision-making, including developing budgets, managing expenditures, and evaluating potential acquisitions or divestitures. Period-to-period comparisons of Adjusted EBITDA help our management identify additional trends in financial results that may not be shown solely by period-to-period comparisons of income (loss) from continuing operations or net income (loss). In addition, we use Adjusted EBITDA in the incentive compensation programs applicable to many of our employees in order to evaluate our performance. Our management recognizes that Adjusted EBITDA has inherent limitations because of the excluded items, particularly those items that are recurring in nature. In order to compensate for those limitations, management also reviews the specific items that are excluded from Adjusted EBITDA, but included in income (loss) from continuing operations or net income (loss), as well as trends in those items. The amounts of those items are set forth, for the applicable periods, in the reconciliations of Adjusted EBITDA to income (loss) from continuing operations or to net income (loss) above. We believe that the presentation of Adjusted EBITDA is useful to investors in their analysis of our results for reasons similar to the reasons why our management finds it useful and because it helps facilitate investor understanding of decisions made by our management in light of the performance metrics used in making those decisions. In addition, we believe that providing Adjusted EBITDA, together with a reconciliation of Adjusted EBITDA to income (loss) from continuing operations or to net income (loss), helps investors make comparisons between us and other companies that may have different capital structures, different effective income tax rates and tax attributes, different capitalized asset values and/or different forms of employee compensation. However, Adjusted EBITDA is intended to provide a supplemental way of comparing us with other public companies and is not intended as a substitute for comparisons based on “income (loss) from continuing operations” or “net income (loss)” calculated in accordance with GAAP. In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Please see the “Explanation of Non-GAAP Financial Information” filed as Exhibit 99.1 to this Quarterly Report for additional background information regarding our use of Adjusted EBITDA. Exhibit 99.1 is incorporated in this MD&A by this reference.

Liquidity and Capital Resources

As of March 31, 2009, we had $204,803 of cash and cash equivalents and we owned investments in auction rate securities with a face value of $164,200 and a fair value of $127,033. While liquidity for our ARS investments is currently limited, we recently entered into an amended non-recourse credit facility with Citigroup in April 2009 that will allow us to borrow up to 75% of the face amount of our ARS holdings through April 2010. See “— Introduction — Background Information on Certain Trends and Developments — Non-Recourse Credit Facility” and “— Critical Accounting Policies and Estimates — Fair Value of Investments” above. Our working capital excluding the assets and liabilities of discontinued operations as of March 31, 2009 was $210,412. Our working capital is affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities from our continuing operations during the three months ended March 31, 2009 was $14,700, primarily as a result of net income of $2,816, adjusted for non-cash expenses of $16,733, which included loss from discontinued operations, net of tax, depreciation and amortization, non-cash advertising expense, non-cash stock-based compensation expense, and deferred income taxes. Changes in working capital used cash flow of $4,849, primarily due to a decrease in accrued expenses and other long-term liabilities of $11,140, partially offset by a decrease in accounts receivable of $2,247 and an increase in deferred revenue of $4,961. Cash provided by operating activities from our continuing operations during the three months ended March 31, 2008 was $32,779, primarily as a result of net loss of $23,335, adjusted for non-cash expenses of $42,060, which included loss from discontinued operations, net of tax, depreciation and amortization, non-cash advertising expense, non-cash stock-based compensation expense, deferred income taxes and an impairment of auction rate securities. Additionally, changes in working capital provided cash flow of $14,054, primarily due to a decrease in accounts receivable of $10,449 and an increase in deferred revenue of $11,231, partially offset by a decrease in accrued expenses and other long-term liabilities of $8,791.

Cash used in investing activities from our continuing operations during the three months ended March 31, 2009 was $4,440, which primarily related to investments in property and equipment of $5,290 primarily to enhance our technology platform offset by proceeds from the redemption of auction rate securities of $600 and cash received from the sale of the ACS/ACP Business of $250. Cash used in investing activities from our continuing operations during the three months ended March 31, 2008 was $89,191, which primarily related to net purchases of available-for-sale securities of $87,550, investments in property and equipment of $2,626 primarily to enhance our technology platform and cash received from the sale of the ACS/ACP Business of $985.

Cash provided by financing activities during the three months ended March 31, 2009 and March 31, 2008 related to proceeds from the issuance of common stock of $1,827 and $589, respectively.

Potential future cash commitments include our anticipated 2009 capital expenditure requirements for the full year which we currently estimate to be up to $25,000. Our anticipated capital expenditures relate to improvements that will be deployed across our public and private portal web sites in order to enable us to service future growth in unique users, page views and private portal customers, as well as to create new sponsorship areas for our customers.

Based on our plans and expectations as of the date of this Quarterly Report and taking into consideration issues relating to the liquidity of our ARS investments, we believe that our available cash resources and future cash flow from operations will provide sufficient cash resources to meet the commitments described above and to fund our currently anticipated working capital and capital expenditure requirements for up to twenty-four months. Our future liquidity and capital requirements will depend upon numerous factors, including retention of customers at current volume and revenue levels, our existing and new application and service offerings, competing technological and market developments, and potential future acquisitions. In addition, our ability to generate cash flow is subject to numerous factors beyond our control, including general economic, regulatory and other matters affecting us and our customers. We plan to continue to enhance the relevance of our online services to our audience and sponsors and will continue to invest in acquisitions, strategic relationships, facilities and technological infrastructure and product development. We intend to grow each of our existing businesses and enter into complementary ones through both internal investments and acquisitions. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. We cannot assure you that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders. Future indebtedness may impose various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

Factors That May Affect Our Future Financial Condition or Results of Operations

This section describes circumstances or events that could have a negative effect on our financial results or operations or that could change, for the worse, existing trends in some or all of our businesses. The occurrence of one or more of the circumstances or events described below could have a material adverse effect on our financial condition, results of operations and cash flows or on the trading prices of the common stock and convertible notes that we have issued or securities we may issue in the future. The risks and uncertainties described in this Quarterly Report are not the only ones facing us. Additional risks and uncertainties that are not currently known to us or that we currently believe are immaterial may also adversely affect our business and operations.

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

The timing of our advertising and sponsorship revenue may vary significantly from quarter to quarter and is subject to factors beyond our control, including regulatory changes affecting advertising and promotion of drugs and medical devices and general economic conditions

Our advertising and sponsorship revenue, which accounted for approximately 75% of our total revenue for the year ended December 31, 2008, may vary significantly from quarter to quarter due to a number of factors, many of which are not in our control, and some of which may be difficult to forecast accurately, including potential effects on demand for our services as a result of regulatory changes affecting advertising and promotion of drugs and medical devices and general economic conditions. The majority of our advertising and sponsorship programs are for terms of approximately four to twelve months. We have relatively few longer term advertising and sponsorship programs. We cannot assure you that our current advertisers and sponsors will continue to use our services beyond the terms of their existing contracts or that they will enter into any additional contracts.

The time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program may be lengthy, especially for larger contracts, and may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals. Other factors that could affect the timing of contracting for specific programs with advertisers and sponsors, or receipt of revenue under such contracts, include:

•	the timing of FDA approval for new products or for new approved uses for existing products;

•	the timing of FDA approval of generic products that compete with existing brand name products;

•	the timing of withdrawals of products from the market;

•	the timing of roll-outs of new or enhanced services on our public portals;

•	seasonal factors relating to the prevalence of specific health conditions and other seasonal factors that may affect the timing of promotional campaigns for specific products; and

•	the scheduling of conferences for physicians and other healthcare professionals.

We may be unsuccessful in our efforts to increase advertising and sponsorship revenue from consumer products companies

Most of our advertising and sponsorship revenue has, in the past, come from pharmaceutical, biotechnology and medical device companies. We have been focusing on increasing sponsorship revenue from consumer products companies that are interested in communicating health-related or safety-related information about their products to our audience. However, many consumer products companies have increased the portion of their promotional spending used on the Internet, we cannot assure you that these advertisers and sponsors will find our consumer Web sites to be as effective as other Web sites or traditional media for promoting their products and services. If we encounter difficulties in competing with the other alternatives available to consumer products companies, this portion of our business may develop more slowly than we expect or may fail to develop. In addition, revenues from consumer products companies are more likely to reflect general economic conditions, and to be reduced to a greater extent during economic downturns or recessions, than revenues from pharmaceutical, biotechnology and medical device companies.

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

Our ability to provide comparative information on hospital cost and quality depends on our ability to obtain the required data on a timely basis and, if we are unable to do so, our private portal services would be less attractive to clients

We provide, in connection with our private portal services, comparative information about hospital cost and quality. Our ability to provide this information depends on our ability to obtain comprehensive, reliable data. We currently obtain this data from a number of public and private sources, including the Centers for Medicare and Medicaid Services (CMS), many individual states and the Leapfrog Group. We cannot provide assurance that we would be able to find alternative sources for this data on acceptable terms and conditions. Accordingly, our business could be negatively impacted if CMS or our other data sources cease to make such information available or impose terms and conditions for making it available that are not consistent with our planned usage. In addition, the quality of the comparative information services we provide depends on the reliability of the information that we are able to obtain. If the information we use to provide these services contains errors or is otherwise unreliable, we could lose clients and our reputation could be damaged.

Our ability to renew existing licenses with employers and health plans will depend, in part, on our ability to continue to increase usage of our private portal services by their employees and plan members

In a healthcare market where a greater share of the responsibility for healthcare costs and decision-making has been increasingly shifting to consumers, use of information technology (including personal health records) to assist consumers in making informed decisions about healthcare has also increased. We believe that through our WebMD Health and Benefits Manager platform, including our personal health record application, we are well positioned to play a role in this consumer-directed healthcare environment, and these services will be a significant driver for the growth of our private portals during the next several years. However, our growth strategy depends, in part, on increasing usage of our private portal services by our employer and health plan clients’ employees and members, respectively. Increasing usage of our services requires us to continue to deliver and improve the underlying technology and develop new and updated applications, features and services. In addition, we face competition in the area of healthcare decision-support tools and online health management applications and health information services. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do, and may be better known than we are. We cannot provide assurance that we will be able to meet our development and implementation goals, nor that we will be able to compete successfully against other vendors offering competitive services and, as a result, may experience static or diminished usage for our private portal services and possible non-renewals of our license agreements.

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

In June 2008, the ACCME published for comment several proposals, including the following:

•	The ACCME stated that due consideration should be given to eliminating commercial support of CME.

•	The ACCME proposed that: (a) accredited providers must not receive communications from commercial interests announcing or prescribing any specific content that would be a preferred, or sought-after, topic for commercially supported CME (e.g., therapeutic area, product-line, patho-physiology); and (b) receiving communications from commercial interests regarding a commercial interest’s internal criteria for providing commercial support would also not be permissible.

The comment period for these proposals ended on September 12, 2008, and the ACCME has determined not to take any action as to these proposals at this point. However, in April 2009, the ACCME published for comment several other proposals, including the following:

•	“Commercial Support-Free” Designation. In order to clarify the distinction between CME that does include relationships with industry from CME that does not include relationships with industry, the ACCME is considering creating a new designation and review process for CME providers that wish to identify their program of CME as one that does not utilize funds donated by commercial interests. The designation would be termed: “Commercial Support-Free.” The ACCME has indicated that a range of standards for “Commercial Support-Free” CME are possible, including for example: (1) the CME provider not accepting any commercial support for any CME activity, or any part of its CME program; and (2) the CME provider not using funds from advertising or promotion, paid by commercial interests, to underwrite the costs of CME.

•	Independent CME Funding Entity. The ACCME is considering creating a granting entity that would accept unrestricted donations for the purpose of funding CME. The funds would be distributed to ACCME recognized and accredited organizations for development and presentation of ACCME-compliant CME. The ACCME is proposing for comment that the entity would: (1) be independent of the ACCME; (2) not provide funds to the ACCME; (3) be managed by its own governance structure; (4) establish its own granting criteria reflecting practice gaps established through methods consistent with ACCME’s content validation policies; and (5) fund CME done for U.S. learners.

The comment period for these proposals ends on May 21, 2009. We cannot predict the ultimate outcome of the process, including what other alternatives may be considered by ACCME as a result of comments it has received. The elimination of, or restrictions on, commercial support for CME could adversely affect the volume of sponsored online CME programs implemented through our Web sites.

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

HLTH owns 100% of our Class B Common Stock, which represents approximately 83.5% of our outstanding common stock, as of March 31, 2009. These Class B shares collectively represent approximately 96% of the combined voting power of our outstanding common stock. Given its ownership interest, HLTH is able to control the outcome of all matters submitted to our shareholders for approval, including the election of directors. Accordingly, either in its capacity as a stockholder or through its control of our Board of Directors, HLTH is able to control all key decisions regarding our company, including mergers or other business combinations and acquisitions, dispositions of assets, future issuances of our common stock or other securities, the incurrence of debt by us, the payment of dividends on our common stock (including the frequency and the amount of dividends that would be payable on our common stock, a substantial majority of which HLTH owns) and amendments to our certificate of incorporation and bylaws. Further, as long as HLTH and its subsidiaries (excluding our company and our subsidiaries) continue to beneficially own shares representing at least a majority of the votes entitled to be cast by the holders of our outstanding voting stock, it may take actions required to be taken at a meeting of stockholders without a meeting or a vote and without prior notice to holders of our Class A Common Stock. In addition, HLTH’s controlling interest may discourage a change of control that the holders of our Class A Common Stock may favor. Any of these provisions could be used by HLTH for its own advantage to the detriment of our other stockholders and our company. This in turn may have an adverse effect on the market price of our Class A Common Stock.

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

We are included in HLTH’s consolidated tax return and, as a result, both we and HLTH may use each other’s net operating loss carryforwards

Due to provisions of the U.S. Internal Revenue Code and applicable Treasury regulations relating to the manner and order in which net operating loss (NOL) carryforwards are utilized when filing consolidated tax returns, a portion of our NOL carryforwards may be required to be utilized by HLTH before HLTH would be permitted to utilize its own NOL carryforwards. Correspondingly, in some situations, such as where HLTH’s NOL carryforwards were generated first, we may be required to utilize a portion of HLTH’s NOL carryforwards before we would have to utilize our own NOL carryforwards. On October 19, 2008, pursuant to the terms of a Termination Agreement, HLTH and WebMD mutually agreed, in light of recent turmoil in financial markets, to terminate the Agreement and Plan of Merger between HLTH and WebMD. Pursuant to the Termination Agreement, HLTH and WebMD amended the Tax Sharing Agreement between them so that, for tax years beginning after December 31, 2007, HLTH is no longer required to reimburse WebMD for use of NOL carryforwards attributable to WebMD that may result from certain extraordinary transactions by HLTH. The Tax Sharing Agreement had not, other than with respect to certain extraordinary transactions by HLTH, required either HLTH or WebMD to reimburse the other party for any net tax savings realized by the consolidated group as a result of the group’s utilization of WebMD’s or HLTH’s NOL carryforwards during the period of consolidation, and that will continue following the amendment.

If certain transactions occur with respect to our capital stock or HLTH’s capital stock, we may be unable to utilize our net operating loss carryforwards and tax credits to reduce our income taxes

As of December 31, 2008, we had NOL carryforwards of approximately $141 million for federal income tax purposes and federal tax credits of approximately $3.6 million, which excludes the impact of any unrecognized tax benefits, residing within the WebMD legal entities. If certain transactions occur with respect to our capital stock or HLTH’s capital stock, including issuances, redemptions, recapitalizations, exercises of options, conversions of convertible debt, purchases or sales by 5%-or-greater shareholders and similar transactions, that result in a cumulative change of more than 50% of the ownership of capital stock, over a three-year period, as determined under rules prescribed by the U.S. Internal Revenue Code and applicable Treasury regulations, an annual limitation would be imposed with respect to the ability to utilize our NOL carryforwards and federal tax credits. On November 25, 2008, HLTH repurchased 83,699,922 shares of its common stock in a tender offer. The tender offer resulted in a cumulative change of more than 50% of the ownership of HLTH’s capital, as determined under rules prescribed by the U.S. Internal Revenue Code and applicable Treasury regulations. As a result of this ownership change, there will be an annual limitation imposed on the ability to utilize our NOL carryforwards and federal tax credits. Because substantially all of our NOL carryforwards are reserved for by a valuation allowance, we would not expect an annual limitation on the utilization of our NOL carryforwards to significantly reduce our net deferred tax asset, although the timing of our cash flows may be impacted to the extent any such annual limitation deferred the utilization of our NOL carryforwards to future tax years.

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

Other Risks Applicable to Our Company and to Ownership of Our Securities

Negative conditions in the market for certain auction rate securities may result in WebMD incurring a loss on such investments

As of March 31, 2009, WebMD had a total of approximately $164.2 million (face value) of investments in certain auction rate securities (ARS). Those ARS had a book value of $127.0 million. The types of ARS investments that WebMD owns are backed by student loans, 97% of which are guaranteed under the Federal Family Education Loan Program (FFELP), and all had credit ratings of AAA or Aaa when purchased. WebMD does not own any other type of ARS investments.

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

As widely reported, financial markets have been experiencing extreme disruption recently, including volatility in the prices of securities and severely diminished liquidity and availability of credit. Until this disruption in the financial markets is resolved, financing will be even more difficult to obtain on acceptable terms and we could be forced to cancel or delay investments or transactions that we would otherwise have made.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal and maintain adequate liquidity, while at the same time maximizing the yield we receive from our investment portfolio.

Changes in prevailing interest rates will cause the fair value of certain of our investments to fluctuate such as our investments in auction rate securities that generally bear interest at rates indexed to LIBOR. As of March 31, 2009, the fair market value of our auction rate securities was $127 million. However, the fair values of our cash and money market investments, which approximate $205 million at March 31, 2009 are not subject to changes in interest rates.

WebMD has entered into a non-recourse credit facility (“Credit Facility”) with an affiliate of Citigroup that is secured by its ARS holdings (including, in some circumstances, interest payable on the ARS holdings), that will allow WebMD to borrow up to 75% of the face amount of the ARS holdings pledged as collateral under the Credit Facility. The interest rate applicable to such borrowings will be the Open Federal Funds Rate plus 3.95%. No borrowings have been made under the Credit Facility to date.

ITEM 4.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of March 31, 2009.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in WebMD’s internal control over financial reporting occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by WebMD during the three months ended March 31, 2009 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

	Total Number		Total Number of Shares	Approximate Dollar Value of Shares
	of Shares	Average Price	Purchased as Part of Publicly	that May Yet Be Purchased Under
Period	Purchased(1)	Paid per Share	Announced Plans or Programs(2)	the Plans or Programs(2)

1/01/09 - 1/31/09	2,344	$21.59	—	$30,000,000
2/01/09 - 2/28/09	200	$22.71	—	$30,000,000
3/01/09 - 3/31/09	1,735	$23.18	—	$30,000,000

Total	4,279	$22.29	—

(1)	Represents shares withheld from WebMD Restricted Class A Common Stock that vested during the respective periods in order to satisfy withholding tax requirements related to the vesting of the awards. The value of these shares was determined based on the closing price of WebMD Class A Common Stock on the date of vesting.

(2)	Relates to the repurchase program that WebMD announced in December 2008, at which time WebMD was authorized to use up to $30 million to purchase shares of its Class A Common Stock from time to time. As of March 31, 2009, no shares had been purchased under this repurchase program. For additional information, see Note 6 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WebMD Health Corp.

By:	/s/ Mark D. Funston
Mark D. Funston
Executive Vice President and
Chief Financial Officer

Date: May 11, 2009

EXHIBIT INDEX

Exhibit No.		Description

3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form 8-A filed by the Registrant on September 29, 2005 (the “Form 8-A”))
3.2		By-laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on December 17, 2007)
10.1		Amended and Restated Loan Agreement, dated as of April 28, 2009, between Citigroup Global Markets Inc. and WebMD Health Corp.
10.2		Loan Agreement, dated as of April 28, 2009, between Citigroup Global Markets Inc. and HLTH Corporation (incorporated by reference to Exhibit 10.1 of HLTH Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)
10	.3*	Letter Agreement, dated as of February 19, 2009, between the Registrant and Anthony Vuolo (incorporated by reference to Exhibit 10.57 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)
10	.4*	Amendment No. 1 to WebMD Supplemental Bonus Program Trust Agreement (incorporated by referenced to Exhibit 10.58 to Amendment No. 1, filed on April 30, 2009, to WebMD Health Corp.’s Annual Report on Form 10-K for the year ended December 31, 2008)
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1		Section 1350 Certification of Chief Executive Officer of Registrant
32.2		Section 1350 Certification of Chief Financial Officer of Registrant
99.1		Explanation of Non-GAAP Financial Measures

*	Agreement relates to executive compensation.

E-1