Form 10-Q
period 2009-06-30
WebMD Health Corp.
filed 2009-08-10
CIK 1326583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐      No ☑

As of August 5, 2009, the Registrant had 10,338,934 shares of Class A Common Stock (including unvested shares of restricted WebMD Class A Common Stock) and 48,100,000 shares of Class B Common Stock outstanding.

WEBMD HEALTH CORP.

QUARTERLY REPORT ON FORM 10-Q
For the period ended June 30, 2009

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. The following important risks and uncertainties could affect our future results, causing those results to differ materially from those expressed in our forward-looking statements:

•	failure to achieve sufficient levels of usage of www.webmd.com and our other public portals;

•	failure to achieve sufficient levels of usage and market acceptance of new and updated products and services;

•	difficulties in forming and maintaining relationships with customers and strategic partners;

•	the inability to successfully deploy new or updated applications or services;

•	the anticipated benefits from acquisitions not being fully realized or not being realized within the expected time frames;

•	the inability to attract and retain qualified personnel;

•	adverse economic conditions and disruptions in the capital markets;

•	general business or regulatory conditions affecting the healthcare, information technology, and Internet industries being less favorable than expected; and

•	the other risks and uncertainties described in this Quarterly Report on Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Future Financial Condition or Results of Operations.”

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other factors, including unknown or unpredictable ones, could also have material adverse effects on our future results.

The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report. Except as required by law or regulation, we do not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$246,878	$191,659
Accounts receivable, net of allowance for doubtful accounts of $2,007 at June 30, 2009 and $1,301 at December 31, 2008	78,674	93,082
Current portion of prepaid advertising	—	1,753
Other current assets	11,147	11,358
Assets of discontinued operations	5,111	12,575

Total current assets	341,810	310,427
Investments	126,330	133,563
Property and equipment, net	54,513	54,165
Goodwill	208,967	208,967
Intangible assets, net	22,878	26,237
Other assets	17,956	22,573

	$772,454	$755,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$29,273	$31,241
Deferred revenue	86,261	79,613
Due to HLTH	736	427
Liabilities of discontinued operations	792	2,599

Total current liabilities	117,062	113,880
Other long-term liabilities	7,803	8,334
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value per share, 500,000,000 shares authorized; 10,053,357 shares issued at June 30, 2009 and 10,044,372 shares issued at December 31, 2008	101	100
Class B Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 48,100,000 shares issued and outstanding at June 30, 2009 and December 31, 2008	481	481
Additional paid-in capital	559,625	548,069
Class A Treasury Stock, at cost; 437,506 shares at June 30, 2009 and 624,871 shares at December 31, 2008	(8,750)	(12,497)
Accumulated other comprehensive loss	(23,457)	(4,277)
Retained earnings	119,589	101,842

Total stockholders’ equity	647,589	633,718

	$772,454	$755,932

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue	$98,631	$86,004	$188,895	$166,654
Cost of operations	39,229	31,968	75,794	62,895
Sales and marketing	26,797	24,898	54,358	50,047
General and administrative	15,139	14,211	29,865	27,691
Depreciation and amortization	6,804	7,087	13,741	13,759
Interest income	924	2,350	1,899	5,803
Impairment of auction rate securities	—	—	—	27,406

Income (loss) from continuing operations before income tax provision	11,586	10,190	17,036	(9,341)
Income tax provision	4,636	4,501	6,847	7,933

Income (loss) from continuing operations	6,950	5,689	10,189	(17,274)
(Loss) income from discontinued operations, net of tax	(4,867)	663	(5,290)	291

Net income (loss)	$2,083	$6,352	$4,899	$(16,983)

Basic and diluted income (loss) per common share:
Income (loss) from continuing operations	$0.12	$0.10	$0.17	$(0.30)
(Loss) income from discontinued operations	(0.08)	0.01	(0.09)	0.01

Net income (loss)	$0.04	$0.11	$0.08	$(0.29)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.12	$0.10	$0.17	$(0.30)
(Loss) income from discontinued operations	(0.08)	0.01	(0.09)	0.01

Net income (loss)	$0.04	$0.11	$0.08	$(0.29)

Weighted-average shares outstanding used in computing net income (loss) per common share:
Basic	57,675	57,693	57,625	57,664

Diluted	58,450	59,061	58,245	57,664

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$4,899	$(16,983)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	5,290	(291)
Depreciation and amortization	13,741	13,759
Non-cash advertising	1,753	1,558
Non-cash stock-based compensation	11,275	7,145
Deferred and other income taxes	6,545	6,568
Impairment of auction rate securities	—	27,406
Changes in operating assets and liabilities:
Accounts receivable	14,408	15,249
Accrued expenses and other long-term liabilities	(2,499)	(5,056)
Due to HLTH	309	1,246
Deferred revenue	6,648	10,195
Other	(1,139)	(1,393)

Net cash provided by continuing operations	61,230	59,403
Net cash provided by discontinued operations	506	3,355

Net cash provided by operating activities	61,736	62,758
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	900	41,300
Purchases of available-for-sale securities	—	(127,900)
Purchases of property and equipment	(10,833)	(6,906)
Cash received from sale of business, net of fees	250	1,133

Net cash used in continuing operations	(9,683)	(92,373)
Net cash used in discontinued operations	(7)	(40)

Net cash used in investing activities	(9,690)	(92,413)
Cash flows from financing activities:
Proceeds from issuance of common stock	3,173	2,392

Net cash provided by continuing operations	3,173	2,392

Net increase (decrease) in cash and cash equivalents	55,219	(27,263)
Cash and cash equivalents at beginning of period	191,659	213,753

Cash and cash equivalents at end of period	$246,878	$186,490

See accompanying notes.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, unaudited)

1.	Summary of Significant Accounting Policies

Background and Basis of Presentation

WebMD Health Corp. (the “Company”) is a Delaware corporation that was incorporated on May 3, 2005. The Company completed an initial public offering (“IPO”) of Class A Common Stock on September 28, 2005. The Company’s Class A Common Stock began trading on the Nasdaq National Market under the symbol “WBMD” and now trades on the Nasdaq Global Select Market under the same symbol. Prior to the date of the IPO, the Company was a wholly-owned subsidiary of HLTH Corporation (“HLTH”) and its consolidated financial statements had been derived from the consolidated financial statements and accounting records of HLTH, principally representing the WebMD segment, using the historical results of operations, and historical basis of assets and liabilities of the WebMD related businesses. Since the completion of the IPO, the Company has been a majority-owned subsidiary of HLTH, which owned 83.3% of the equity of the Company, as of June 30, 2009, through its ownership of all 48,100,000 outstanding shares of the Company’s Class B Common Stock. The Company’s Class A Common Stock has one vote per share, while the Company’s Class B Common Stock has five votes per share. As a result, the Company’s Class B Common Stock owned by HLTH represented, as of June 30, 2009, 95.9% of the combined voting power of the Company’s outstanding Common Stock. Also, the Class B Common Stock is convertible to Class A Common Stock, on a one-to-one basis, at any time at the option of the holder of Class B Common Stock. Other than with respect to voting rights, and its convertibility into Class A Common Stock, the rights of the Class B Common Stock are identical with the rights of the Class A Common Stock. All shares of Class B Common Stock outstanding on September 29, 2010 (the fifth anniversary of the closing date of the initial public offering) will automatically be converted on a share-for-share basis for shares of Class A Common Stock.

The Company provides health information services to consumers, physicians and other healthcare professionals, employers and health plans through its public and private online portals and health-focused publications. The Company’s public portals for consumers enable them to obtain health and wellness information (including information on specific diseases or conditions), check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest and participate in online communities with peers and experts. The Company’s public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (“CME”) credit and communicate with peers. The Company’s public portals generate revenue primarily through the sale of advertising and sponsorship products, including CME services. The Company also distributes online content and services to other entities and generates revenue from these arrangements through the sale of advertising and sponsorship products and content syndication fees, provides e-detailing promotion and physician recruitment services and provides print services including the publication of WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms. The public portals sponsors and advertisers include pharmaceutical, biotechnology, medical device and consumer products companies. The Company’s private portals enable employers and health plans to provide their employees and plan members with access to personalized health and benefit information and decision-support technology that helps them make more informed benefit, provider and treatment choices. The Company provides related services for use by such employees and members, including lifestyle education and personalized telephonic health coaching. The Company generates revenue from its private portals through the licensing of these services to employers and health plans either directly or through distributors.

Transactions between the Company and HLTH have been identified in these notes to the consolidated financial statements as Transactions with HLTH (see Note 3). On June 17, 2009, the Company and HLTH entered into a Merger Agreement, upon consummation of which HLTH would merge into the Company, with the Company continuing as the surviving corporation. See Note 3 for a description of the merger.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the operating results to be expected for any subsequent period or for the entire year ending December 31, 2009. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

The unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2008, which are included in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2009.

Seasonality

The timing of the Company’s revenue is affected by seasonal factors. Public portal advertising and sponsorship revenue is seasonal, primarily as a result of the annual budget approval process of the advertising and sponsorship clients of the Company’s public portals. This portion of the Company’s revenue is usually the lowest in the first quarter of each calendar year, and increases during each consecutive quarter throughout the year. The Company’s private portal services revenue is historically highest in the second half of the year as new customers are typically added during this period in conjunction with their annual open enrollment periods for employee benefits.

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect: revenue recognition, the allowance for doubtful accounts, the carrying value of long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets (excluding goodwill), the carrying value, capitalization and amortization of software and Web site development costs, the carrying value of investments in auction rate securities, the provision for income taxes and related deferred tax accounts, certain accrued expenses and contingencies, share-based compensation to employees and transactions with HLTH.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Numerator:
Income (loss) from continuing operations(1)	$6,870	$5,689	$10,071	$(17,274)

(Loss) income from discontinued operations(1)	$(4,811)	$663	$(5,229)	$291

Denominator: (shares in thousands)
Weighted-average shares — Basic	57,675	57,693	57,625	57,664
Employee stock options and Deferred Shares	775	1,368	620	—

Adjusted weighted-average shares after assumed conversions — Diluted	58,450	59,061	58,245	57,664

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.12	$0.10	$0.17	$(0.30)
(Loss) income from discontinued operations	(0.08)	0.01	(0.09)	0.01

Net income (loss)	$0.04	$0.11	$0.08	$(0.29)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.12	$0.10	$0.17	$(0.30)
(Loss) income from discontinued operations	(0.08)	0.01	(0.09)	0.01

Net income (loss)	$0.04	$0.11	$0.08	$(0.29)

(1)	Adjusted for the effect of non-vested restricted stock if dilutive to income (loss) per common share.

As discussed in more detail in the Background and Basis of Presentation section of this Note 1, the Company has Class A Common Stock and Class B Common Stock. The Class B Common Stock has different voting rights than the Class A Common Stock and it has the ability to convert into Class A Common Stock. However, other than these differences, the two classes of common stock are identical to each other, including as it relates to how dividends would be distributed, should dividends ever be declared by the Company. As a result, the calculation of net income (loss) per share for the Class A and Class B shares is the same. For purposes of the net income (loss) per share calculation presented above, the numerator includes the aggregate amount of the Company’s income attributable to both Class A and Class B common shares, and the denominator includes the aggregate of the Class A and Class B common shares outstanding.

The impact of certain shares issued to the former owners of Subimo, LLC pursuant to the purchase agreement (as amended, the “Subimo Purchase Agreement”) for the Company’s acquisition of Subimo, LLC were considered in the calculation of basic and diluted weighted average shares outstanding during the three and six months ended June 30, 2008. Under the terms of the Subimo Purchase Agreement, the Company had deferred the issuance of 640,930 shares of Class A Common Stock (“Deferred Shares”) until December 2008. Prior to December 2008, up to 246,508 of the Deferred Shares were available to be used to settle any outstanding claims or warranties the Company may have had against the sellers. For purposes of calculating net income (loss) per share for the three and six months ended June 30, 2008, the impact of 394,422 of the

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Shares (representing the non-contingent portion of the Deferred Shares) was included in the calculation of basic weighted average shares outstanding. The additional 246,508 Deferred Shares were considered if their effect was dilutive.

The Company has excluded certain outstanding stock options and Deferred Shares from the calculation of diluted income (loss) per common share during the periods in which such securities were anti-dilutive. The total number of shares excluded from the calculation of diluted income (loss) per common share was 7,516,850 and 7,639,628 for the three and six months ended June 30, 2009, respectively, and 2,383,679 and 5,638,432 for the three and six months ended June 30, 2008, respectively.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted During 2009

Effective January 1, 2009, the Company adopted SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”), a replacement of SFAS No. 141, which is applicable to all business combinations. SFAS 141R changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) reversal of valuation allowances created in purchase accounting will be recorded through the income tax provision; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met at the acquisition date. While the adoption of this standard did not have a material impact on the Company’s financial statements it could materially change the accounting for business combinations consummated in the future and for tax matters relating to prior acquisitions settled subsequent to December 31, 2008.

Effective January 1, 2009, the Company adopted Financial Accounting Standards Board’s (“FASB”) Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” (“EITF 03-6-1”). EITF 03-6-1 was issued to clarify that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. The Company reflected the impact of EITF 03-6-1 in the Net Income (Loss) per share section of Note 1. The adoption of this FSP did not have a material impact on the three and six months ended June 30, 2008 financial statements.

During the three months ended June 30, 2009, the Company adopted FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. Because this pronouncement applies only to financial statement disclosure, it did not have an impact on the Company’s results of operations, financial position or cash flows.

During the three months ended June 30, 2009, the Company adopted FSP No. FAS 157-4. “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurement,” when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s financial statements.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three months ended June 30, 2009, the Company adopted FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 provides additional guidance to make other-than-temporary impairments more operational and to improve the financial statement presentation of such impairments. A more detailed description of FSP FAS 115-2 and the impact of its adoption is discussed in Note 5.

During the three months ended June 30, 2009, the Company adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. In response to SFAS 165, management has evaluated subsequent events through August 10, 2009, which is the date that the Company’s financial statements were filed.

Accounting Pronouncements to be Adopted in the Future

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a Replacement of FASB Statement No. 162” (“SFAS 168”). On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard is expected to impact disclosures but is otherwise not expected to have any impact on the Company’s results of operations, financial position or cash flows.

2.	Discontinued Operations

In March 2009, the Company decided to divest the Little Blue Book print directory business (“LBB”) as it is not strategic to the rest of the Company’s business. As a result of the Company’s intention to divest LBB and the expectation that this divesture will be completed within one year, the financial information for LBB has been reflected as discontinued operations in the accompanying consolidated financial statements. During the three and six months ended June 30, 2009, the Company recorded an impairment charge of $8,300 to reduce the carrying value of LBB to its current estimated fair value. Summarized operating results for LBB are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue	$1,619	$3,172	$2,191	$4,204
(Loss) income before taxes	(8,065)	1,311	(8,780)	611

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The major classes of assets and liabilities of LBB are as follows:

	June 30,	December 31,
	2009	2008

Assets of discontinued operations:
Accounts receivable, net	$255	$1,058
Property and equipment, net	91	98
Goodwill	2,744	11,044
Intangible assets, net	298	362
Deferred tax asset	1,710	—
Other assets	13	13

Total assets	$5,111	$12,575

Liabilities of discontinued operations:
Accrued expenses	$125	$113
Deferred revenue	667	876
Deferred tax liability	—	1,610

Total liabilities	$792	$2,599

3.	Transactions with HLTH

Merger Agreement with HLTH

On June 17, 2009, HLTH and the Company entered into a Merger Agreement (the “Merger Agreement”), pursuant to which HLTH will merge into the Company (the “HLTH Merger”), with the Company continuing as the surviving corporation. In the HLTH Merger, each outstanding share of HLTH Common Stock will be converted into 0.4444 shares of the Company’s Common Stock (the “Merger Consideration”) and the outstanding shares of the Company’s Class B Common Stock (all of which are currently held by HLTH) will be cancelled. The shares of the Company’s Class A Common Stock currently outstanding will remain outstanding and will be unchanged in the HLTH Merger, except that they will no longer be referred to as “Class A” because the HLTH Merger will eliminate both the Class B Common Stock held by HLTH and the Company’s existing dual-class stock structure. The terms of the Merger Agreement were negotiated between HLTH and a Special Committee of the Company’s Board of Directors. The Merger Agreement was approved by the Company’s Board, based on the recommendation of the Special Committee, and was approved by the Board of Directors of HLTH.

The Merger Agreement contains customary representations, warranties and covenants that the parties made to each other, including, among others, covenants by each of HLTH and the Company to conduct its business in the ordinary course between the signing of the Merger Agreement and completion of the Merger, and to maintain and preserve its business organization and relationships during such period, except as contemplated by the Merger Agreement. Completion of the HLTH Merger is subject to HLTH and the Company receiving required shareholder approvals and other customary closing conditions. HLTH, which owns shares of Class B Common Stock of the Company constituting approximately 95.9% of the total number of votes represented by outstanding shares, has agreed to vote such shares in favor of the HLTH Merger.

Following the HLTH Merger, the Company, as the surviving corporation, will assume the obligations of HLTH under HLTH’s 3 1/8% Convertible Notes due September 1, 2025 and HLTH’s 1.75% Convertible Subordinated Notes due June 15, 2023 (the “Notes”). As of June 30, 2009, there were $250,300 principal amount of the 3 1/8% Convertible Notes outstanding (the conversion of which would result in the issuance of a total of approximately 16,080,000 shares of HLTH Common Stock) and $264,583 principal amount of the

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.75% Convertible Subordinated Notes outstanding (the conversion of which would result in the issuance of a total of approximately 17,192,000 shares of HLTH Common Stock). In the event a holder of Notes converts these Notes into shares of HLTH Common Stock pursuant to the terms of the applicable indenture prior to the effective time of the HLTH Merger, those shares would be treated in the HLTH Merger like all other shares of HLTH Common Stock. In the event a holder of the Notes converts those Notes pursuant to the applicable indenture following the effective time of the HLTH Merger, those Notes would be converted into the right to receive the Merger Consideration payable in respect of the HLTH shares into which such Notes would have been convertible.

The HLTH Merger will be accounted for as a reverse merger. The Company will be issuing its Common Stock to effect the HLTH Merger and it will survive as the publicly listed company after completion of the HLTH Merger. However, because HLTH controls the Company prior to the HLTH Merger and because HLTH’s shareholders, as a group, will own the majority of the total voting power of the Company’s voting securities following the HLTH Merger, SFAS No. 141(R), “Business Combinations” does not apply to the transaction, which will be accounted for as a merger of entities under common control, whereby, for accounting purposes, HLTH will be treated as the acquirer and the Company will be treated as the acquired company. Accordingly, after the HLTH Merger is completed, the Company’s historical financial statements for periods prior to the completion of the HLTH Merger will reflect the historical financial information of HLTH.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” requires that changes in a parent company’s ownership interest, while the parent company retains its controlling financial interest in its subsidiary, shall be accounted for as equity transactions. Although the holders of the Company’s Class A Common Stock (the noncontrolling interest in the Company) are not exchanging their shares in the HLTH Merger, the common control merger accounting will require the transaction to be presented as if HLTH acquired the noncontrolling interest in the Company. Accordingly, the deemed acquisition by HLTH of the portion of the Company that it does not currently own will be accounted for as an equity transaction.

Other Agreements with HLTH

In connection with the IPO in September 2005, the Company entered into a number of agreements with HLTH governing the future relationship of the companies, including a Services Agreement, a Tax Sharing Agreement and an Indemnity Agreement. These agreements cover a variety of matters, including responsibility for certain liabilities, including tax liabilities, as well as matters related to HLTH providing the Company with administrative services, such as payroll, accounting, tax, employee benefit plan, employee insurance, intellectual property and legal services.

Charges from HLTH to the Company:

Corporate Services:  The Company is charged a services fee (the “Services Fee”) for costs related to corporate services provided by HLTH. The services that HLTH provides include certain administrative services, including payroll, accounting, tax planning and compliance, employee benefit plans and legal matters. In addition, the Company reimburses HLTH for an allocated portion of certain expenses that HLTH incurs for outside services and similar items, including insurance fees, outside personnel, facilities costs, professional fees, software maintenance fees and telecommunications costs. HLTH has agreed to make the services available to the Company for up to 5 years following the IPO. These expense allocations were determined on a basis that HLTH and the Company consider to be a reasonable assessment of the costs of providing these services, exclusive of any profit margin. The basis the Company and HLTH used to determine these expense allocations required management to make certain judgments and assumptions. The Services Fee is reflected in general and administrative expense within the accompanying consolidated statements of operations.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the allocations reflected in the Company’s consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Charges from HLTH to the Company:
Corporate services	1,095	861	2,130	1,734
Healthcare expense	2,138	2,023	4,252	3,978
Stock-based compensation expense	(248)	(139)	(216)	105

4.	Related Party Transaction

Fidelity Human Resources Services Company LLC

In 2004, the Company entered into an agreement with Fidelity Human Resources Services Company LLC (“FHRS”) to integrate the Company’s private portals product into the services FHRS provides to its clients. FHRS provides human resources administration and benefits administration services to employers. The Company recorded revenue of $2,302 and $4,994 during the three and six months ended June 30, 2009, and $2,352 and $4,790 during the three and six months ended June 30, 2008, respectively. Included in accounts receivable as of June 30, 2009 and December 31, 2008 was $2,298 and $2,070, respectively, related to the FHRS agreement.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not have any Level 2 assets as of June 30, 2009 and December 31, 2008. The following table sets forth the Company’s Level 1 and Level 3 financial assets that were measured and recorded at fair value on a recurring basis as of June 30, 2009 and December 31, 2008:

		As of June 30, 2009					As of December 31, 2008
	Fair Value	Amortized			Gross		Amortized		Gross
	Estimate	Cost		Fair	Unrealized		Cost		Unrealized
	Using:	Basis		Value	Losses		Basis	Fair Value	Losses

Cash and Cash Equivalents	Level 1	$246,878		$246,878	$—		$191,659	$191,659	$—
Auction Rate Securities(1)	Level 3	149,787	(2)	126,330	(23,457	)(2)	137,840	133,563	(4,277)

(1)	The face (par) value of the auction rate securities was $163,900 and $164,800 as of June 30, 2009 and December 31, 2008, respectively.

(2)	Amounts reflect cumulative effect of adoption of FSP FAS 115-2 as discussed below.

The following table reconciles the beginning and ending balances of the Company’s Level 3 assets, which consist of the Company’s auction rate securities for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008

Fair value as of the beginning of the period	$133,563	$—
Transfers to Level 3	—	169,200
Redemptions	(900)	(1,700)
Impairment charge included in earnings	—	(27,406)
Interest income accretion included in earnings	—	42
Unrealized loss included in other comprehensive income	(6,333)	(1,383)

Fair value as of the end of the period	$126,330	$138,753

The Company holds investments in auction rate securities (“ARS”) which have been classified as Level 3 assets as described above. The types of ARS holdings the Company owns are backed by student loans, 97% guaranteed under the Federal Family Education Loan Program (FFELP), and had credit ratings of AAA or Aaa when purchased. Historically, the fair value of the Company’s ARS holdings approximated par value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, all auctions involving these securities have failed. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. As a secondary market has yet to develop, these investments have been classified as long-term investments as their contractual maturity dates are generally in excess of 20 years. Additionally, during 2009 approximately one-half of the auction rate securities the Company holds were either downgraded below AAA or placed on “watch” status by one or more of the major credit rating agencies. As of March 31, 2008, the Company concluded that the estimated fair value of its ARS no longer approximated the face value. The Company concluded the fair value of its ARS holdings was $141,044 compared to a face value of $168,450. The impairment in value, or $27,406, was considered to be other-than-temporary, and accordingly, was recorded as an impairment charge within the statement of operations during the three months ended March 31, 2008.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective April 1, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other -Than-Temporary Impairments,” which amended the recognition guidance for other-than-temporary impairments of debt securities and changed the presentation of other-than-temporary impairments in the financial statements. If an entity intends to sell or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is to be considered other-than-temporarily impaired and the full amount of impairment must be charged to earnings. Otherwise, losses on securities which are other-than-temporarily impaired are separated into two categories, the portion of loss which is considered credit loss and the portion of loss which is due to other factors. The credit loss portion is charged to earnings while the loss due to other factors is charged to other comprehensive income. FSP FAS 115-2 requires a cumulative effect adjustment to be reported as of the beginning of the period of adoption to reclassify the non-credit component of previously recognized other-than-temporary impairments on debt securities held at that date, from retained earnings to accumulated other comprehensive income, if the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before recovery of its amortized cost basis.

Since the Company has no current intent to sell the auction rate securities that it holds, and it is not more likely than not that the Company will be required to sell the securities prior to recovery, the Company estimated the present value of the cash flows expected to be collected related to the auction rate securities it holds. The difference between the present value of the estimated cash flows expected to be collected and the amortized cost basis as of April 1, 2009, the date FSP FAS 115-2 was adopted, was $12,847. This represents the cumulative effect of initially adopting FSP FAS 115-2 and it has been reflected as an increase to accumulated other comprehensive loss and an increase to retained earnings in the accompanying balance sheet effective as of April 1, 2009.

The Company estimates the fair value of its ARS holdings using an income approach valuation technique. Using this approach, expected future cash flows are calculated over the expected life of each security and are discounted to a single present value using a market required rate of return. Some of the more significant assumptions made in the present value calculations were (i) the estimated weighted average lives for the loan portfolios underlying each individual ARS, which ranged from 4 to 14 years as of March 31, 2008 and (ii) the required rates of return used to discount the estimated future cash flows over the estimated life of each security, which consider both the credit quality for each individual ARS and the market liquidity for these investments. Additionally, as discussed above, during 2009, certain of the auction rate securities the Company holds were downgraded below AAA by one or more of the major credit rating agencies. These revised credit ratings were a significant consideration in determining the cash flows expected to be collected. Substantial judgment and estimation factors are necessary in connection with making fair value estimates of Level 3 securities, including estimates related to expected credit losses as these factors are not currently observable in the market due to the lack of trading in the securities. The Company continues to monitor the market for ARS as well as the individual ARS investments it owns. The Company may be required to record additional losses, either realized or unrealized, in future periods if the fair value of its ARS holdings deteriorates further.

The Company also holds an investment in a privately held company which is carried at cost, and not subject to fair value measurements however, if events or circumstances indicate that its carrying amount may not be recoverable, it would be reviewed for impairment. The amount of this investment is $6,471 and it is included in other assets on the accompanying balance sheets.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 28, 2009, the Company entered into an amended and restated credit facility with an affiliate of Citigroup (the “2009 Credit Facility”), replacing the 2008 Credit Facility. As of the date of this Quarterly Report, no borrowings have been made under the 2009 Credit Facility. The 2009 Credit Facility is secured by the Company’s ARS holdings (including, in some circumstances, interest payable on the ARS holdings). The Company can make borrowings under the 2009 Credit Facility until April 27, 2010. Any borrowings outstanding under the 2009 Credit Facility after February 26, 2010 become demand loans, subject to 60 days notice, with recourse only to the pledged collateral. Loan proceeds may be used for general working capital purposes or other lawful business purposes of the Company (including repurchases of its own securities), but not for purposes of buying, trading or carrying other securities. The interest rate applicable to borrowings under the 2009 Credit Facility will be the Open Federal Funds Rate plus 3.95%. The maximum that can be borrowed under the 2009 Credit Facility is 75% of the face amount of the pledged ARS holdings. As of June 30, 2009, the maximum the Company would be able to borrow is $122,925. Removals of ARS from the pledged collateral (including upon their redemption or sale) will reduce the amount available for borrowing under the 2009 Credit Facility.

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

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive loss. Other comprehensive loss includes certain changes in equity that are excluded from net income (loss), such as changes in unrealized losses on available-for-sale marketable securities. The following table presents the components of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Unrealized losses on securities	$(403)	$(1,383)	$(6,333)	$(1,383)

Other comprehensive loss	(403)	(1,383)	(6,333)	(1,383)
Net income (loss)	2,083	6,352	4,899	(16,983)

Comprehensive income (loss)	$1,680	$4,969	$(1,434)	$(18,366)

7.	Intangible Assets

Intangible assets subject to amortization consist of the following:

	June 30, 2009				December 31, 2008
				Weighted				Weighted
	Gross			Average	Gross			Average
	Carrying	Accumulated		Remaining	Carrying	Accumulated		Remaining
	Amount	Amortization	Net	Useful Life(a)	Amount	Amortization	Net	Useful Life(a)

Content	$15,954	$(15,038)	$916	1.3	$15,954	$(14,541)	$1,413	1.7
Customer relationships	32,430	(14,542)	17,888	8.4	32,430	(12,872)	19,558	8.7
Technology and patents	14,700	(14,295)	405	0.4	14,700	(13,370)	1,330	0.8
Trade names	6,030	(2,361)	3,669	6.9	6,030	(2,094)	3,936	7.4

Total	$69,114	$(46,236)	$22,878		$69,114	$(42,877)	$26,237

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense was $1,642 and $3,359 during the three and six months ended June 30, 2009, respectively, and $2,354 and $4,800 during the three and six months ended June 30, 2008, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year ending December 31:
2009 (July 1st to December 31st)	$2,786
2010	3,231
2011	2,464
2012	2,464
2013	2,464
Thereafter	9,469

8.	Restructuring

As a result of the completion of the integration of previously acquired businesses and efficiencies that the Company continues to realize from infrastructure investments, the Company recorded a restructuring charge during 2008 of $2,460 for the severance expenses related to the reduction of approximately 5% of the work force and $450 of costs to consolidate facilities and other exit costs. The remaining accrual related to this charge is $792 and $2,530 as of June 30, 2009 and December 31, 2008, respectively and is reflected in accrued expenses in the accompanying consolidated balance sheet.

9.	Commitments and Contingencies

Roberta Feinstein v. WebMD Health Corporation, et al.

In June 2009, a purported class action was filed on behalf of stockholders of the Company in the Supreme Court of the State of New York, County of New York. Roberta Feinstein v. WebMD Health Corporation, et al., No. 650369/2009 (Sup. Ct. N.Y. Co.). The action names as defendants: the Company; certain directors of the Company; and HLTH. The action alleges, among other things, that the members of the Company’s Board of Directors breached their fiduciary duties of care, loyalty, good faith and candor in agreeing to the HLTH Merger and have attempted to unfairly deprive the Company’s stockholders of the true value of their investment in the Company, with the action containing additional allegations that HLTH aided and abetted the breaches of fiduciary duty of the Company’s directors. The lawsuit seeks, among other things, to certify plaintiff as class representative, to enjoin the completion of the HLTH Merger, a declaration that the members of the Company’s Board of Directors have breached their fiduciary duties, and an award of attorneys’ and experts’ fees and expenses.

The Company and HLTH believe that the class claim asserted by the Company’s stockholders relating to the HLTH Merger is without merit and intend to contest it vigorously.

Other

In the normal course of business, the Company and its subsidiaries are involved in various other claims and legal proceedings. While the ultimate resolution of these matters, including those discussed in Note 12 to the Consolidated Financial Statements included in the Company’s 2008 Annual Report on Form 10-K, has yet to be determined, the Company does not believe that their outcomes will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

10.	Stock-Based Compensation

The Company has various stock-based compensation plans under which directors, officers and other eligible employees receive awards of options to purchase the Company Class A Common Stock and HLTH

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock and restricted shares of the Company Class A Common Stock and HLTH Common Stock. The Company also maintained an Employee Stock Purchase Plan through April 30, 2008, which provided employees with the ability to buy shares of HLTH Common Stock at a discount. The following sections of this note summarize the activity for each of these plans.

HLTH Plans

Certain WebMD employees participate in the stock-based compensation plans of HLTH (collectively, the “HLTH Plans”). Under the HLTH Plans certain of the Company’s employees have received grants of options to purchase shares of HLTH Common Stock and restricted shares of HLTH Common Stock. Additionally, all eligible WebMD employees were provided the opportunity to participate in HLTH’s employee stock purchase plan through April 30, 2008. All unvested options to purchase shares of HLTH Common Stock and restricted shares of HLTH Common Stock held by the Company’s employees as of the effective date of the IPO continue to vest under the original terms of those awards. An aggregate of 2,505,557 shares of HLTH Common Stock remained available for grant under the HLTH Plans at June 30, 2009.

Stock Options

Generally, options under the HLTH Plans vest and become exercisable ratably over periods ranging from three to five years based on their individual grant dates, subject to continued employment on the applicable vesting dates. The majority of options granted under the HLTH Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of HLTH’s Common Stock on the date of grant. The following table summarizes activity for the HLTH Plans relating to the Company’s employees during the six months ended June 30, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Shares	per Share	(In Years)	Value(1)

Outstanding at January 1, 2009	7,685,557	$13.80
Exercised	(895,030)	8.97
Forfeited	(607,733)	15.70
Net transfers from HLTH	61,375	9.42

Outstanding at June 30, 2009	6,244,169	$14.26	2.4	$12,934

Vested and exercisable at the end of the period	6,038,032	$14.42	2.2	$12,182

(1)	The aggregate intrinsic value is based on the market price of HLTH’s Common Stock on June 30, 2009, which was $13.10, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on June 30, 2009.

Proceeds received by HLTH from the exercise of options to purchase HLTH Common Stock were $3,448 and $8,027 during the three and six months ended June 30, 2009, respectively, and $1,721 and $2,433 during the three and six months ended June 30, 2008, respectively. The intrinsic value related to the exercise of these stock options was $909 and $2,104 during the three and six months ended June 30, 2009, respectively, and $649 and $901 during the three and six months ended June 30, 2008, respectively.

WebMD Plans

During September 2005, the Company adopted the 2005 Long-Term Incentive Plan (as amended, the “2005 Plan”). Additionally, in connection with the acquisition of Subimo, LLC in December 2006, the

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company adopted the WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (as amended, the “Subimo Plan”). The terms of the Subimo Plan are similar to the terms of the 2005 Plan but it has not been approved by the Company’s stockholders. Awards under the Subimo Plan were made on the date of the Company’s acquisition of Subimo, LLC in reliance on the NASDAQ Global Select Market exception to shareholder approval for equity grants to new hires. No additional grants will be made under the Subimo Plan. The 2005 Plan and the Subimo Plan are referred to below as the “WebMD Plans.” The maximum number of shares of the Company’s Class A Common Stock that may be subject to options or restricted stock awards under the WebMD Plans was 14,980,574 as of June 30, 2009, subject to adjustment in accordance with the terms of the WebMD Plans. The Company had an aggregate of 2,256,945 shares of Class A Common Stock available for future grants under the WebMD Plans at June 30, 2009. Shares of Class A Common Stock are issued from the Company’s treasury stock when options are exercised or restricted stock is granted to the extent shares are available in the Company’s treasury, otherwise new Class A Common Stock is issued in connection with these transactions.

Stock Options

Generally, options under the WebMD Plans vest and become exercisable ratably over periods ranging from four to five years based on their individual grant dates, subject to continued employment on the applicable vesting dates. The options granted under the WebMD Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of the Company Class A Common Stock on the date of grant. The following table summarizes activity for the WebMD Plans during the six months ended June 30, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Shares	per Share	(In Years)	Value(1)

Outstanding at January 1, 2009	10,284,236	$25.46
Granted	300,350	23.58
Exercised	(187,365)	17.59
Forfeited	(517,863)	28.11

Outstanding at June 30, 2009	9,879,358	$25.42	8.4	$64,795

Vested and exercisable at the end of the period	2,403,807	$25.31	6.7	$19,428

(1)	The aggregate intrinsic value is based on the market price of the Company’s Class A Common Stock on June 30, 2009, which was $29.92, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on June 30, 2009.

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

	Six Months Ended June 30,
	2009	2008

Expected dividend yield	0%	0%
Expected volatility	0.57	0.43
Risk free interest rate	1.35%	2.40%
Expected term (years)	3.36	3.27
Weighted-average fair value of options granted during the period	$9.66	$11.02

Restricted Stock Awards

The Company’s Restricted Stock consists of shares of the Company Class A Common Stock which have been awarded to employees with restrictions that cause them to be subject to substantial risk of forfeiture and restrict their sale or other transfer by the employee until they vest. Generally, the Company’s Restricted Stock awards vest ratably over periods ranging from four to five years from their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity of non-vested Company Restricted Stock during the six months ended June 30, 2009:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Beginning balance at January 1, 2009	706,009	$25.22
Granted	5,000	21.82
Vested	(14,213)	44.22
Forfeited	(44,533)	29.28

Ending balance at June 30, 2009	652,263	$24.51

Proceeds received from the exercise of options to purchase shares of the Company’s Class A Common Stock were $1,374 and $3,296 during the three and six months ended June 30, 2009, respectively, and $1,803 and $2,392 during the three and six months ended June 30, 2008, respectively. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of the Company’s Restricted Stock that vested was $817 and $1,607 during the three and six months ended June 30, 2009, respectively, and $1,499 and $2,470 during the three and six months ended June 30, 2008, respectively.

Employee Stock Purchase Plan

HLTH’s Employee Stock Purchase Plan (“ESPP”) allowed eligible employees of the Company the opportunity to purchase shares of HLTH Common Stock through payroll deductions, up to 15% of a participant’s annual compensation with a maximum of 5,000 shares available per participant during each purchase period. The purchase price of the stock was 85% of the fair market value on the last day of each purchase period. There were 31,787 shares of HLTH Common Stock issued to the Company’s employees under HLTH’s ESPP during the three and six months ended June 30, 2008. The ESPP was terminated effective April 30, 2008.

Other

At the time of the IPO and each year on the anniversary of the IPO, the Company issued shares of its Class A Common Stock to each non-employee director with a value equal to their annual board and committee

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retainers. The Company recorded $85 of stock-based compensation expense during the three months ended June 30, 2009 and 2008 and $170 during the six months ended June 30, 2009 and 2008 in connection with these issuances.

Additionally, the Company recorded $279 and $558 of stock-based compensation expense during the three and six months ended June 30, 2008, respectively, in connection with a stock transferability right for shares required were issued in connection with the acquisition of Subimo, LLC by the Company.

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

HLTH Plans:
Stock options	$(248)	$(148)	$(216)	$56
Restricted stock	—	8	—	17
WebMD Plans:
Stock options	4,847	2,668	9,516	5,508
Restricted stock	1,093	584	1,958	862
ESPP	—	1	—	32
Other	103	375	191	725

Total stock-based compensation expense	$5,795	$3,488	$11,449	$7,200

Included in:
Cost of operations	$1,555	$817	$3,178	$1,933
Sales and marketing	2,001	1,261	3,551	2,387
General and administrative	2,196	1,387	4,546	2,825

Income (loss) from continuing operations	5,752	3,465	11,275	7,145
(Loss) income from discontinued operations, net of tax	43	23	174	55

Total stock-based compensation expense	$5,795	$3,488	$11,449	$7,200

As of June 30, 2009, approximately $433 and $67,150 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 3.2 years and 3.1 years, related to the HLTH Plans and the WebMD Plans, respectively.

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

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and is intended to provide an understanding of our results of operations, financial condition and changes in financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of our company, background information on certain trends and developments affecting our Company, a description of the Merger Agreement entered into with HLTH and a discussion of how seasonal factors may impact the timing of our revenue.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective and often complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to the Consolidated Financial Statements contained in Exhibit 99.3 to the Current Report on Form 8-K that we filed on July 2, 2009 with the Securities and Exchange Commission.

•	Transactions with HLTH. This section describes the services that we receive from HLTH Corporation (which we refer to as HLTH) and the costs of these services, as well as the fees we charge HLTH for our services and our tax sharing agreement with HLTH.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

•	Results of Operations and Supplemental Financial and Operating Information. These sections provide our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on a consolidated basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of June 30, 2009.

•	Factors That May Affect Our Future Financial Condition or Results of Operations. This section describes circumstances or events that could have a negative effect on our financial condition or results of operations, or that could change, for the worse, existing trends in some or all of our businesses. The factors discussed in this section are in addition to factors that may be described elsewhere in this Quarterly Report.

In this MD&A, dollar amounts are in thousands, unless otherwise noted.

Introduction

Our Company

We are a leading provider of health information services to consumers, physicians and other healthcare professionals, employers and health plans through our public and private online portals and health-focused publications. Our public portals for consumers enable them to obtain health and wellness information (including information on specific diseases or conditions), check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest and participate in online communities with peers and experts. Our public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (“CME”) credit and communicate with peers. We also distribute our online content and services to other entities and generate revenue from these arrangements through the sale of advertising and sponsorship products and content syndication fees. We also provide e-detailing promotion and physician recruitment services for use by pharmaceutical, medical device and healthcare companies. We also provide print services including the publication of WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms. Our sponsors and advertisers include pharmaceutical, biotechnology, medical device and consumer products companies. Our private portals enable employers and health plans to provide their employees and members with access to personalized health and benefit information and decision-support technology that helps them to make more informed benefit, treatment and provider decisions. We also provide related services for use by such employees and members, including lifestyle education and personalized telephonic health coaching. We generate revenue from our private portals through the licensing of these portals to employers and health plans either directly or through distributors.

Merger with HLTH

On June 17, 2009, HLTH and WebMD entered into a Merger Agreement, pursuant to which HLTH will merge into WebMD (we refer to that merger as the HLTH Merger), with WebMD continuing as the surviving corporation. In the HLTH Merger, each outstanding share of HLTH Common Stock will be converted into 0.4444 shares of WebMD Common Stock (which we refer to as the Merger Consideration) and the outstanding shares of WebMD Class B Common Stock (all of which are currently held by HLTH) will be cancelled. The shares of WebMD Class A Common Stock currently outstanding will remain outstanding and will be unchanged in the HLTH Merger, except that they will no longer be referred to as “Class A” because the HLTH Merger will eliminate both the Class B Common Stock held by HLTH and WebMD’s existing dual-class stock structure. The terms of the Merger Agreement were negotiated between HLTH and a Special Committee of WebMD’s Board of Directors. The Merger Agreement was approved by WebMD’s Board, based on the recommendation of the Special Committee, and was approved by the Board of Directors of HLTH.

The key goals for the merger include allowing HLTH’s stockholders to participate directly in the ownership of WebMD, while eliminating HLTH’s controlling interest in WebMD and the inefficiencies associated with having two separate public companies, increasing the ability of WebMD to raise capital and to obtain financing, and improving the liquidity of WebMD Common Stock by significantly increasing the number of shares held by public stockholders.

The Merger Agreement contains customary representations, warranties and covenants that the parties made to each other, including, among others, covenants by each of HLTH and WebMD to conduct its business in the ordinary course between the signing of the Merger Agreement and completion of the Merger, and to maintain and preserve its business organization and relationships during such period, except as contemplated by the Merger Agreement. Completion of the HLTH Merger is subject to HLTH and WebMD receiving required shareholder approvals and other customary closing conditions. HLTH, which owns shares of WebMD Class B Common Stock constituting approximately 95.9% of the total number of votes represented by outstanding shares, has agreed to vote such shares in favor of the HLTH Merger.

Following the HLTH Merger, WebMD, as the surviving corporation, will assume the obligations of HLTH under HLTH’s 3 1/8% Convertible Notes due September 1, 2025 and HLTH’s 1.75% Convertible Subordinated Notes due June 15, 2023 (which we refer to collectively as the Notes). As of June 30, 2009, there were $250,300 principal amount of the 3 1/8% Convertible Notes outstanding (the conversion of which would result in the issuance of a total of approximately 16,080,000 shares of HLTH Common Stock) and $264,583 principal amount of the 1.75% Convertible Subordinated Notes outstanding (the conversion of which would result in the issuance of a total of approximately 17,192,000 shares of HLTH Common Stock). In the event a holder of Notes converts these Notes into shares of HLTH Common Stock pursuant to the terms of the applicable indenture prior to the effective time of the HLTH Merger, those shares would be treated in the HLTH Merger like all other shares of HLTH Common Stock. In the event a holder of the Notes converts those Notes pursuant to the applicable indenture following the effective time of the HLTH Merger, those Notes would be converted into the right to receive the Merger Consideration payable in respect of the HLTH shares into which such Notes would have been convertible.

The HLTH Merger will be accounted for as a reverse merger. WebMD will be issuing WebMD Common Stock to effect the merger and it will survive as the publicly listed company after completion of the HLTH Merger. However, because HLTH controls WebMD prior to the HLTH Merger and because HLTH’s shareholders, as a group, will own the majority of the total voting power of WebMD’s voting securities following the HLTH Merger, Statement of Financial Accounting Standards (which we refer to as SFAS) No. 141(R), “Business Combinations” does not apply to the transaction, which will be accounted for as a merger of entities under common control, whereby, for accounting purposes, HLTH will be treated as the acquirer and WebMD will be treated as the acquired company. Accordingly, after the HLTH Merger is completed, WebMD’s historical financial statements for periods prior to the completion of the HLTH Merger will reflect the historical financial information of HLTH.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” requires that changes in a parent company’s ownership interest, while the parent company retains its controlling financial interest in its subsidiary, shall be accounted for as equity transactions. Although the holders of WebMD Class A Common Stock (the noncontrolling interest in WebMD) are not exchanging their shares in the HLTH Merger, the common control merger accounting will require the transaction to be presented as if HLTH acquired the noncontrolling interest in WebMD. Accordingly, the deemed acquisition by HLTH of the portion of WebMD that it does not currently own will be accounted for as an equity transaction.

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

sponsorship revenue may vary significantly from quarter to quarter due to a number of factors, including general economic conditions and the following:

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

•	Changes in Health Plan Design; Health Management Initiatives. In a healthcare market where a greater share of the responsibility for healthcare costs and decision-making has been increasingly shifting to consumers, use of information technology (including personal health records) to assist consumers in making informed decisions about healthcare has also increased. We believe that through our WebMD Health and Benefits Manager tools, including our personal health record application, we are well positioned to play a role in this environment, and these services will be a significant driver for the growth of our private portals during the next several years. However, our growth strategy depends, in part, on increasing usage of our private portal services by our employer and health plan clients’ employees and members, respectively. Increasing usage of our services requires us to continue to deliver and improve the underlying technology and develop new and updated applications, features and services. In addition, we face competition in the area of healthcare decision-support tools and online health management applications and health information services. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do, and may be better known than we are. We also expect that, for clients and potential clients in the industries most seriously affected by recent adverse changes in general economic conditions (including those in the financial services and automotive industries), we may experience some reductions in initial contracts, contract expansions and contract renewals for our private portal services, as well as reductions in the size of existing contracts.

•	Healthcare Reform Legislation. Congress is currently considering significant healthcare reform legislation. Healthcare reform legislation, if enacted, may increase governmental involvement in healthcare and health insurance, may change the way health insurance is funded (including the role that employers play in such funding), may change reimbursement rates and other terms of such insurance coverage, may affect the way information technology is used in healthcare, and may otherwise change the environment in which healthcare industry participants operate and the specific roles such participants play in the industry. One important focus of healthcare reform is control of healthcare costs over the long term. We believe that our services can play an important role in efforts to reduce healthcare costs. Accordingly, healthcare reform may create opportunities for us, including with respect to personal health record applications and health and benefits decision-support tools and, more generally, with respect to our capabilities in providing health and wellness information and education. However, we are unable to predict future legislation or proposals with any certainty or to predict the effect they could have on our business, and healthcare industry participants may respond to healthcare reform legislation or to the uncertainties created by potential legislation by reducing their expenditures or postponing expenditure decisions, including expenditures for our services.

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

Proposed Divestiture of the Little Blue Book Print Directory Business.  In March 2009, our Board of Directors decided to divest our Little Blue Book print directory business (which we refer to as LBB) as it is not strategic to the rest of our business. During the three months ended June 30, 2009, we recorded an impairment charge of $8,300 to reduce the carrying value of LBB to our current estimate of fair value. As a result of our intention to divest and our expectation that this divesture will be completed within one year, we reflected LBB as discontinued operations within the consolidated financial statements contained elsewhere in this Quarterly Report. The revenue and operating results of LBB had previously been reflected within an operating segment titled publishing and other services. As a result of our decision to divest LBB, we eliminated the separate segment presentation for publishing and other services. We are currently reporting revenue in the following two categories: public portal advertising and sponsorship and private portal services.

Non-Recourse Credit Facility.  On May 6, 2008 we entered into a non-recourse credit facility (which we refer to as the 2008 Credit Facility) with an affiliate of Citigroup, secured by our auction rate securities (including, in some circumstances, interest payable on the auction rate securities), that would allow us to borrow up to 75% of the face amount of the auction rate securities pledged as collateral under the 2008 Credit Facility. No borrowings were made under the 2008 Credit Facility. A description of our auction rate securities (which we refer to as ARS) is included under “- Critical Accounting Policies and Estimates — Fair Value of Investments below.

On April 28, 2009, we entered into an amended and restated credit facility with an affiliate of Citigroup (which we refer to as the 2009 Credit Facility), replacing the 2008 Credit Facility. As of the date of this Quarterly Report, no borrowings have been made under the 2009 Credit Facility. The 2009 Credit Facility is secured by our ARS holdings (including, in some circumstances, interest payable on the ARS holdings). We can make borrowings under the 2009 Credit Facility until April 27, 2010. Any borrowings outstanding under the 2009 Credit Facility after February 26, 2010 become demand loans, subject to 60 days notice, with recourse only to the pledged collateral. Loan proceeds may be used for general working capital purposes or other lawful business purposes (including repurchases of our own securities), but not for purposes of buying, trading or carrying other securities. The interest rate applicable to borrowings under the 2009 Credit Facility will be the Open Federal Funds Rate plus 3.95%. The maximum that can be borrowed under the 2009 Credit Facility is 75% of the face amount of the pledged ARS holdings. As of June 30, 2009, the maximum that we would be able to borrow is $122,925. Removals of ARS from the pledged collateral (including upon their redemption or sale) will reduce the amount available for borrowing under the 2009 Credit Facility. The 2009 Credit Facility is governed by an amended and restated loan agreement, which contains customary representations and warranties of WebMD, as borrower, and certain affirmative covenants and negative covenants relating to the pledged collateral. Under the loan agreement, WebMD and the lender may, in certain circumstances, cause the pledged collateral to be sold, with the proceeds of any such sale required to be applied in full immediately to repayment of amounts borrowed.

Seasonality

The timing of our revenue is affected by seasonal factors. Revenue within our public portal advertising and sponsorship is seasonal, primarily due to the annual budget approval process of the advertising and sponsorship clients of our public portals. This portion of our revenue is usually the lowest in the first quarter of each calendar year, and increases during each consecutive quarter throughout the year. Our private portal services revenue is historically higher in the second half of the year as new customers are typically added during this period in conjunction with their annual open enrollment periods for employee benefits. The timing of revenue in relation to our expenses, much of which do not vary directly with revenue, has an impact on cost of operations, sales and marketing and general and administrative expenses as a percentage of revenue in each calendar quarter.

Critical Accounting Policies and Estimates

Our MD&A is based upon our consolidated financial statements and notes to consolidated financial statements, which were prepared in conformity with U.S. generally accepted accounting principles. The preparation of the unaudited consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. We base our estimates on historical experience, current business factors, and various other assumptions that we believe are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses and disclosure of contingent assets and liabilities. We are subject to uncertainties such as the impact of future events, economic and political factors, and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in preparation of our financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to our unaudited consolidated financial statements.

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

We believe the following reflects our critical accounting policies and our more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements:

•	Revenue Recognition. Revenue from advertising is recognized as advertisements are delivered or as publications are distributed. Revenue from sponsorship arrangements, content syndication and distribution arrangements, and licenses of healthcare management tools and private portals as well as related health coaching services, are recognized ratably over the term of the applicable agreement. Revenue from the sponsorship of CME is recognized over the period we substantially complete our contractual deliverables as determined by the applicable agreements. When contractual arrangements contain multiple elements, revenue is allocated to each element based on its relative fair value determined using prices charged when elements are sold separately. In certain instances where fair value does not exist for all the elements, the amount of revenue allocated to the delivered elements equals the total consideration less the fair value of the undelivered elements. In instances where fair value does not exist for the undelivered elements, revenue is recognized when the last element is delivered.

•	Long-Lived Assets. Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill, are amortized over their estimated useful lives, which we determined based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually, and whenever indicators of impairment are present. We use a discounted cash flow approach to determine the fair value of goodwill. There was no impairment of goodwill noted as a result of our impairment testing in 2008.

•	Fair Value of Investments. We hold investments in ARS which are backed by student loans, 97% guaranteed under the Federal Family Education Loan Program (FFELP), and had credit ratings of AAA or Aaa when purchased. Historically, the fair value of our ARS investments approximated par value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, all auctions involving these securities have failed. The result of a failed auction is that these ARS will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for our ARS holdings develop. We cannot be certain regarding the amount of time it will take for an auction market or other markets to develop. Additionally, during 2009 approximately one-half of the auction rate securities we hold were either downgraded below AAA or placed on “watch” status by one or more of the major credit rating agencies.

We estimate the fair value of our ARS investments using an income approach valuation technique. Using this approach, expected future cash flows are calculated over the expected life of each security and are discounted to a single present value using a market required rate of return. Some of the more significant assumptions made in the present value calculations include (i) the estimated weighted average lives for the loan portfolios underlying each individual ARS and (ii) the required rates of return used to discount the estimated future cash flows over the estimated life of each security, which consider both the credit quality for each individual ARS and the market liquidity for these investments. Additionally, effective April 1, 2009, we adopted Financial Accounting Standards Board (which we refer to as FASB) Staff Position (which we refer to as FSP) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (which we refer to as FSP FAS 115-2). As discussed in more detail in “— Recent Accounting Pronouncements — Accounting Pronouncements Adopted During 2009,” FSP FAS 115-2 required us to separate losses associated with our ARS into two categories, the portion of the loss which is considered credit loss and the portion of the loss which is due to other factors. As discussed above, during 2009, certain of the auction rate securities we hold were downgraded below AAA by one or more of the major credit rating agencies. These revised credit ratings were a significant consideration in determining the estimated credit loss associated with our ARS.

Our ARS have been classified as Level 3 assets in accordance with SFAS No. 157, “Fair Value Measurements,” as their valuation, including the portion of their valuation attributable to credit losses, requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. If different assumptions were used for the various inputs to the valuation approach including, but not limited to, assumptions involving the estimated lives of the ARS investments, the estimated cash flows over those estimated lives, and the estimated discount rates applied to those cash flows, the estimated fair value of these investments could be significantly higher or lower than the fair value we determined. We continue to monitor the market for auction rate securities as well as the individual ARS investments we own. We may be required to record losses in future periods, either realized or unrealized, if the fair value of our ARS deteriorates further.

•	Stock-Based Compensation. In December 2004, the FASB issued SFAS No. 123, “(Revised 2004): Share-Based Payment” (which we refer to as SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (which we refer to as SFAS 123) and supersedes Accounting Principles Board (which we refer to as APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the Consolidated Financial Statements based on their fair values. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in this model are expected dividend yield, expected volatility, risk-free interest rate and expected term. We elected to use the modified prospective transition method. Under the modified prospective transition method, awards that were granted or modified on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested stock options and restricted stock awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, using the same grant date fair value and same expense attribution method used under SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized for all stock-based compensation beginning January 1, 2006. As of June 30, 2009, approximately $433 and $67,150 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted — average period of approximately 3.2 years and 3.1 years, related to the HLTH and WebMD stock-based compensation plans, respectively.

•	Deferred Tax Assets. Our deferred tax assets are comprised primarily of net operating loss carryforwards on a separate return basis. Subject to certain limitations, these loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. A significant portion of our deferred tax assets are reserved for by a valuation allowance. In determining the need for a valuation allowance, management determined the probability of realizing deferred tax assets, taking into consideration factors including historical operating results, expectations of future earnings and taxable income. Management will continue to evaluate the need for a valuation allowance and, in the future, should management determine that realization of the net deferred tax asset is more likely than not, some or all of the remaining valuation allowance will be reversed, and our effective tax rate may be reduced by such reversal.

•	Transactions with HLTH. As discussed further below, our expenses reflect a services fee for an allocation of costs for corporate services provided by HLTH. Our expenses also reflect the allocation of a portion of the cost of HLTH’s healthcare plans and the allocation of stock-based compensation expense related to restricted stock awards and other stock-based compensation. We are included in the consolidated federal tax return filed by HLTH. Additionally, our revenue includes revenue from HLTH for services we provide.

Transactions with HLTH

Agreements with HLTH

In connection with our IPO in September 2005, we entered into a number of agreements with HLTH governing the future relationship of the companies, including a Services Agreement, a Tax Sharing Agreement and an Indemnity Agreement. These agreements cover a variety of matters, including responsibility for certain liabilities, including tax liabilities, as well as matters related to HLTH providing us with administrative services, such as payroll, tax, employee benefit plan, employee insurance, intellectual property and legal services.

Charges from HLTH to WebMD:

Corporate Services:  We are charged a services fee (which we refer to as the Services Fee) for costs related to corporate services provided to us by HLTH. The services that HLTH provides include certain administrative services, including payroll, accounting, tax planning and compliance, employee benefit plans and legal matters. In addition, we reimburse HLTH for an allocated portion of certain expenses that HLTH incurs for outside services and similar items, including insurance fees, outside personnel, facilities costs, professional fees, software maintenance fees and telecommunications costs. HLTH has agreed to make the services available to us for up to 5 years following the IPO. These expense allocations were determined on a basis that we and HLTH consider to be a reasonable assessment of the cost of providing these services, exclusive of any profit margin. The basis we and HLTH used to determine these expense allocations required management to make certain judgments and assumptions. The Services Fee is reflected in general and administrative expense within our consolidated statements of operations.

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

The following table summarizes the allocations reflected in our consolidated financial statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Charges from HLTH to WebMD:
Corporate services	1,095	861	2,130	1,734
Healthcare expense	2,138	2,023	4,252	3,978
Stock-based compensation expense	(248)	(139)	(216)	105

Recent Accounting Pronouncements

Accounting Pronouncements Adopted During 2009

Effective January 1, 2009, we adopted SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”), a replacement of SFAS No. 141, which is applicable to all business combinations. SFAS 141R changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) reversal of valuation allowances created in purchase accounting will be recorded through the income tax provision; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met at the acquisition date. While the adoption of this standard did not have a material impact on our financial statements it could materially change the accounting for business combinations consummated in the future and for tax matters relating to prior acquisitions settled subsequent to December 31, 2008.

Effective January 1, 2009, we adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 was issued to clarify that unvested share-based payment awards with a right to receive non-forfeitable dividends are participating securities. The adoption of this FSP did not have a material impact on the three and six months ended June 30, 2008 financial statements.

During the three months ended June 30, 2009, we adopted FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (which we refer to as FSP FAS 107-1). FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. Because this pronouncement applies only to financial statement disclosure, it did not have an impact on our results of operations, financial position or cash flows.

During the three months ended June 30, 2009, we adopted FSP No. FAS 157-4. “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (which we refer to as FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurement,” when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of FSP FAS 157-4 did not have a material impact on our financial statements.

During the three months ended June 30, 2009, we adopted FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 amended the guidance for other-than-temporary impairments and changed the presentation of other-than-temporary impairments in the financial statements. If an entity intends to sell or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is to be considered other-than-temporarily impaired and the full amount of impairment must be charged to earnings. Otherwise, losses on securities which are other-than-temporarily impaired are separated into two categories, the portion of loss which is considered credit loss and the portion of loss which is due to other factors. The credit loss portion is charged to earnings while the loss due to other factors is charged to other comprehensive income. FSP FAS 115-2 requires a cumulative effect adjustment to be reported as of the beginning of the period of adoption to reclassify the non-credit component of previously recognized other-than-temporary impairments on debt securities held at that date, from retained earnings to accumulated other comprehensive income, if the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before recovery of its amortized cost basis.

Since we have no current intent to sell the auction rate securities that we hold, and it is not more likely than not that we will be required to sell the securities prior to recovery, we estimated the present value of the cash flows expected to be collected related to the auction rate securities we hold. The difference between the present value of the cash flows expected to be collected and the amortized cost basis as of April 1, 2009, the date FSP FAS 115-2 was adopted, was $12,847. This represents the cumulative effect of initially adopting FSP FAS 115-2 and it has been reflected as an increase to accumulated other comprehensive loss and an increase to retained earnings in our balance sheet effective as of April 1, 2009.

During the three months ended June 30, 2009, we adopted SFAS No. 165, “Subsequent Events” (which we refer to as SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. In response to SFAS 165, we have evaluated subsequent events through August 10, 2009, which is the date that our financial statements were filed.

Accounting Pronouncements to be Adopted in the Future

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” (which we refer to as SFAS 168). On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard is expected to impact disclosures but is otherwise not expected to have any impact on our results of operations, financial position or cash flows.

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	$	%	$	%	$	%	$	%

Revenue	$98,631	100.0	$86,004	100.0	$188,895	100.0	$166,654	100.0
Cost of operations	39,229	39.8	31,968	37.2	75,794	40.1	62,895	37.7
Sales and marketing	26,797	27.2	24,898	28.9	54,358	28.8	50,047	30.0
General and administrative	15,139	15.3	14,211	16.5	29,865	15.8	27,691	16.6
Depreciation and amortization	6,804	6.9	7,087	8.2	13,741	7.3	13,759	8.3
Interest income	924	0.9	2,350	2.6	1,899	1.0	5,803	3.4
Impairment of auction rate securities	—	—	—	—	—	—	27,406	16.4

Income (loss) from continuing operations before income tax provision	11,586	11.7	10,190	11.8	17,036	9.0	(9,341)	(5.6)
Income tax provision	4,636	4.7	4,501	5.2	6,847	3.6	7,933	4.8

Income (loss) from continuing operations	6,950	7.0	5,689	6.6	10,189	5.4	(17,274)	(10.4)
(Loss) income from discontinued operations, net of tax	(4,867)	(4.9)	663	0.8	(5,290)	(2.8)	291	0.2

Net income (loss)	$2,083	2.1	$6,352	7.4	$4,899	2.6	$(16,983)	(10.2)

Revenue from our public portal advertising and sponsorship is derived from online advertising, sponsorship (including online CME services), e-detailing promotion and physician recruitment services, content syndication and distribution, and other print services (including advertisements in WebMD the Magazine). Revenue from our private portal services is derived from licensing our private online portals to employers, healthcare payers and others, along with related services including lifestyle education and personalized telephonic coaching.

Cost of operations consists of costs related to services and products we provide to customers and costs associated with the operation and maintenance of our public and private portals. These costs relate to editorial and production, Web site operations, non-capitalized Web site development costs, and costs associated with our lifestyle education and personlized telephonic coaching services, and costs related to the production and distribution of our publications. These costs consist of expenses related to salaries and related expenses, non-cash stock-based compensation, creating and licensing content, telecommunications, leased properties and printing and distribution.

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

Our discussions throughout this MD&A reference certain non-cash expenses. The following is a summary of our principal non-cash expenses:

•	Non-cash advertising expense. Expense related to the use of our prepaid advertising inventory that we received from News Corporation in exchange for equity instruments that HLTH issued in connection with an agreement it entered into with News Corporation in 1999 and subsequently amended in 2000. This non-cash advertising expense is included in sales and marketing expense when we use the asset for promotion of our brand.

•	Non-cash stock-based compensation expense. Expense related to awards of our restricted Class A Common Stock and awards of employee stock options, as well as awards of restricted HLTH Common Stock and awards of HLTH stock options that have been granted to certain of our employees. Expense also related to shares issued to our non-employee directors. Non-cash stock-based compensation expense is reflected in the same expense captions as the related salary costs of the respective employees.

The following table is a summary of our non-cash expenses included in the respective statements of operations captions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Advertising expense:
Sales and marketing	$—	$—	$1,753	$1,558

Stock-based compensation expense:
Cost of operations	$1,555	$817	$3,178	$1,933
Sales and marketing	2,001	1,261	3,551	2,387
General and administrative	2,196	1,387	4,546	2,825

Income (loss) from continuing operations	5,752	3,465	11,275	7,145
(Loss) income from discontinued operations, net of tax	43	23	174	55

Total stock-based compensation expense	$5,795	$3,488	$11,449	$7,200

Three and Six Months Ended June 30, 2009 and 2008

The following discussion is a comparison of our results of operations on a consolidated basis for the three and six months ended June 30, 2009 and 2008.

Revenue.  Our total revenue increased 14.7% and 13.3% to $98,631 and $188,895 in the three and six months ended June 30, 2009, respectively, from $86,004 and $166,654 during the same periods last year. This increase is primarily due to higher revenue from our public portals. A more detailed discussion regarding changes in revenue is included below under “— Supplemental Financial and Operating Information.”

Cost of Operations.  Cost of operations increased to $39,229 and $75,794 in the three and six months ended June 30, 2009, respectively, from $31,968 and $62,895 during the same periods last year. As a percentage of revenue, cost of operations was 39.8% and 40.1% in the three and six months ended June 30, 2009, respectively, compared to 37.2% and 37.7% in the same periods last year. Included in cost of operations in 2009 were non-cash expenses related to stock-based compensation of $1,555 and $3,178 during the three and six months ended June 30, 2009, respectively, compared to $817 and $1,933 during the same periods last year. The increases in non-cash expenses during the three and six month periods of 2009 compared to the same periods last year were primarily related to stock options and restricted stock awards granted to our employees in December 2008. Cost of operations excluding non-cash expense was $37,674 and $72,616 in the three and six months ended June 30, 2009, respectively, or 38.2% and 38.4% of revenue, compared to $31,151 and $60,962, or 36.2% and 36.6% of revenue during the same periods last year. The increase in absolute dollars, as well as the increase as a percentage of revenue during the three and six months ended June 30, 2009 compared to the prior year periods was primarily attributable to an increase of $3,800 and $4,900 of development and distribution expense, respectively and an increase of $2,400 and $5,900 of website operations expense, respectively associated with the delivery of our advertising and sponsorship arrangements and increased traffic to our websites.

Sales and Marketing.  Sales and marketing expense increased to $26,797 and $54,358 in the three and six months ended June 30, 2009, respectively, from $24,898 and $50,047 in the same periods last year. As a percentage of revenue, sales and marketing expense was 27.2% and 28.8% for the three and six months ended June 30, 2008, respectively, compared to 28.9% and 30.0% during the same periods last year. Included in sales and marketing expense were non-cash expenses related to advertising of $1,753 in the six months ended June 30, 2009, compared to $1,558 in the six months ended June 30, 2008. There were no non-cash expenses related to advertising in the three months ended June 30, 2009 and 2008. Non-cash advertising expense decreased during the six months ended June 30, 2009 compared to 2008 due to lower utilization of our prepaid advertising inventory. Also included in sales and marketing expense were non-cash expenses related to stock-based compensation of $2,001 and $3,551 in the three and six months ended June 30, 2009, respectively, compared to $1,261 and $2,387 in the same periods last year. The increases in non-cash stock-based compensation expense were primarily related to stock options and restricted stock awards granted to our employees in December 2008. Sales and marketing expense, excluding non-cash expenses, was $24,796 and $49,054 or 25.1% and 26.0% of revenue in the three and six months ended June 30, 2009, respectively, compared to $23,637 and $46,102 or 27.5% and 27.7% of revenue in the same periods last year. The increases in absolute dollars for the three and six months ended June 30, 2009 compared to prior year, were primarily attributable to increases in compensation-related costs due to increased staffing and sales commissions related to higher revenue. The decrease as a percentage of revenue for the three and six months ended June 30, 2009 compared to prior year was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in sales and marketing expense.

General and Administrative.  General and administrative expense increased to $15,139 and $29,865 in the three and six months ended June 30, 2009, respectively, from $14,211 and $27,691 in the same periods last year. As a percentage of revenue, general and administrative expense was 15.3% and 15.8% for the three and six months ended June 30, 2009, respectively, compared to 16.5% and 16.6% during the same periods last year. Included in general and administrative expense during the three and six months ended June 30, 2009 was non-cash stock-based compensation expense of $2,196 and $4,546, respectively, compared to $1,387 and $2,825 in the same periods last year. The increases in non-cash stock-based compensation expense were primarily related to stock options and restricted stock awards granted to our employees in December 2008. General and administrative expense, excluding non-cash expenses, was $12,943 and $25,319 or 13.1% and 13.4% of revenue in the three and six months ended June 30, 2009, respectively, compared to $12,824 and $24,866 or 14.9% and 14.9% of revenue in the same periods last year. We were able to increase our revenue without incurring a proportional increase in general and administrative expense. Accordingly, general and administrative expenses in absolute dollars remained relatively constant for the three and six months ended June 30, 2009 compared to the prior year periods and general and administrative expense as a percentage of revenue was slightly lower for the three and six months ended June 30, 2009 compared to the prior year periods.

Depreciation and Amortization.  Depreciation and amortization expense remained consistent at $6,804 and $13,741 in the three and six months ended June 30, 2009, respectively, and $7,087 and $13,759 in the same periods last year. The slight decrease over the prior year periods was due to lower amortization expense of approximately $712 and $1,441 during the three and six months ended June 30, 2009, respectively, resulting from certain intangible assets becoming fully amortized which was partially offset by an increase in depreciation expense of approximately $429 and $1,423, during the three and six months ended June 30, 2009, respectively, resulting from capital expenditures made in 2008 and 2009.

Interest Income.  Interest income decreased to $924 in the three months ended June 30, 2009 from $2,350 in the same period last year. Interest income decreased to $1,899 in the six months ended June 30, 2009 from $5,803 in the same period last year. The decrease in the three and six month periods resulted from decreases in the average interest rate of our investments, partially offset by increases in cash available for investment.

Income Tax Provision.  The income tax provision of $4,636 and $6,847 for the three and six months ended June 30, 2009, respectively, and income tax provision of $4,501 and $7,933 for the three and six months ended June 30, 2008, respectively, represents taxes related to federal, state and other jurisdictions. The effective tax rate was significantly higher in the prior six month period since the income tax provision excludes a benefit for the impairment of ARS, as it is currently not deductible for tax purposes.

Loss from Discontinued Operations, Net of Tax.  Loss from discontinued operations, net of tax, represents the Little Blue Book print directory business. During the three months ended June 30, 2009, we recorded an impairment charge of $8,300 (or approximately $5,000 net of tax) to reduce the carrying value of LBB to our current estimate of fair value. For additional information, see “Introduction — Background Information on Certain Trends and Developments — Proposed Divestiture of the Little Blue Book Print Directory Business” above.

Net Income (Loss).  Net income was $2,083 and $4,899 for the three and six months ended June 30, 2009, compared to a net income (loss) of $6,352 and $(16,983) for the three and six months ended June 30, 2008. Net income (loss) for the six months ended June 30, 2008 reflects the impairment charge of $27,406 related to our ARS during the three months ended March 31, 2008, while net income for the three and six month periods ended June 30, 2009 reflects the smaller charge with respect to the carrying value of LBB, net of tax, in the three months ended June 30, 2009, as described above.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue
Public portal advertising and sponsorship	$75,992	$64,138	$143,281	$122,865
Private portal services	22,639	21,866	45,614	43,789

	$98,631	$86,004	$188,895	$166,654

Earnings before interest, taxes, non-cash and other items (Adjusted EBITDA)	$23,218	$18,392	$41,906	$34,724
Interest, taxes, non-cash and other items
Interest income	924	2,350	1,899	5,803
Depreciation and amortization	(6,804)	(7,087)	(13,741)	(13,759)
Non-cash advertising	—	—	(1,753)	(1,558)
Non-cash stock-based compensation	(5,752)	(3,465)	(11,275)	(7,145)
Impairment of auction rate securities	—	—	—	(27,406)
Income tax provision	(4,636)	(4,501)	(6,847)	(7,933)

Income (loss) from continuing operations	6,950	5,689	10,189	(17,274)
(Loss) income from discontinued operations, net of tax	(4,867)	663	(5,290)	291

Net income (loss)	$2,083	$6,352	$4,899	$(16,983)

The following discussion is a comparison of the results of operations for our two groups of revenue and our Adjusted EBITDA for the three and six months ended June 30, 2009 and 2008.

Public Portal Advertising and Sponsorship.  Public portal advertising and sponsorship revenue was $75,992, and $143,281 for the three and six months ended June 30, 2009, respectively, an increase of $11,854 and $20,416 or 18.5% and 16.6%. The increase in public portal advertising and sponsorship revenue was primarily attributable to an increase in the number of unique sponsored programs on our sites, including both brand sponsorship and educational programs. The number of such programs grew to 850, as of June 30, 2009 compared to 700 in the prior year period. In general, pricing remained relatively stable for our advertising and sponsorship programs and was not a significant source of the revenue increase. Public portal advertising and sponsorship revenue includes revenue previously referred to as “advertising and sponsorship” revenue and “content syndication and other” revenue, as well as other print service revenue (which consists primarily of revenue from advertising in WebMD the Magazine).

Private Portal Services.  Private portal services revenue was $22,639 and $45,614 for the three and six months ended June 30, 2009, respectively, an increase of $773 and $1,825 or 3.5% and 4.2%. This increase was due to an increase in the number of companies using our private portal platform to 137 as of June 30, 2009 from 123 in the prior year period. In general, pricing remained relatively stable for our private portal services and was not a significant source of the revenue increase. We also have approximately 140 additional customers who purchase stand-alone decision support services from us. Private portal services revenue includes revenue previously referred to as “licensing” revenue.

Adjusted EBITDA.  Adjusted EBITDA increased to $23,218 and $41,906 in the three and six months ended June 30, 2009, respectively, from $18,392 and $34,724 in the same periods last year. As a percentage of revenue, Adjusted EBITDA was 23.5% and 22.2% for the three and six months ended June 30, 2009, respectively, compared to 21.4% and 20.8% during the same periods last year. This increase as a percentage of revenue was primarily due to higher revenue from the increase in number of brands and sponsored programs in our public portals as well as the increase in companies using our private online portal, without incurring a proportionate increase in overall expenses.

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

Liquidity and Capital Resources

As of June 30, 2009, we had $246,878 of cash and cash equivalents and we owned investments in ARS with a face value of $163,900 and a fair value of $126,330. While liquidity for our ARS investments is currently limited, we entered into a non-recourse credit facility with Citigroup in April 2009 that will allow us to borrow up to 75% of the face amount of our ARS holdings through April 2010. See “— Introduction — Background Information on Certain Trends and Developments — Non-Recourse Credit Facility” and “— Critical Accounting Policies and Estimates — Fair Value of Investments” above. Our working capital as of June 30, 2009, excluding assets and liabilities of discontinued operations was $220,429.

Cash provided by operating activities during the six months ended June 30, 2009 was $61,230, compared to $59,403 for the six months ended June 30, 2008, an increase of $1,827. This increase was comprised of an increase of $8,200 in cash provided by operating activities before interest income and changes in operating assets and liabilities, which reflects the impact of the increased revenues compared to the prior year period, offset by a decrease in interest income of $3,900 resulting from lower rates of return on invested balances and a decrease of $2,500 in cash provided by changes in operating assets and liabilities which contributed $17,700 of cash flow for the six months ended June 30, 2009 compared to $20,200 in the prior year period. Cash provided by changes in operating assets and liabilities are primarily affected by fluctuations in the timing of each period end in relation to items such as payments received from customers, payments made to vendors, and internal payroll and billing cycles.

Cash used in investing activities during the six months ended June 30, 2009 was $9,683 which related to net proceeds of available-for-sale securities of $900 and investments in property and equipment of $10,833 primarily to enhance our technology platform, partially offset by cash received from the sale of the ACS/ACP Business of $250. Cash used in investing activities during the six months ended June 30, 2008 was $92,373 which related to net purchases of available-for-sale securities of $86,600 and investments in property and equipment of $6,906 primarily to enhance our technology platform.

Cash provided by financing activities during the six months ended June 30, 2009 related to proceeds from the issuance of common stock of $3,173. Cash provided by financing activities during the six months ended June 30, 2008 related to proceeds from the issuance of common stock of $2,392.

Potential future cash commitments include our anticipated 2009 capital expenditure requirements for the full year, which we currently estimate to be up to $25,000. Our anticipated capital expenditures relate to improvements that will be deployed across our public and private portal web sites in order to enable us to service future growth in unique users, page views and private portal customers, as well as to create new sponsorship areas for our customers. Our liquidity during 2009 is expected to be significantly impacted as a result of the planned HLTH Merger. See ‘‘— Introduction — Merger with HLTH” above. The HLTH Merger will result in WebMD assuming the obligations of HLTH which include HLTH’s 3 1/8% Convertible Notes due September 1, 2025 and HLTH’s 1.75% Convertible Subordinated Notes due June 15, 2023. Additionally, WebMD will assume the assets of HLTH not currently owned by WebMD, which include approximately $450,000 of cash and investments as of June 30, 2009.

Based on our plans and expectations as of the date of the Quarterly Report and taking into consideration issues relating to the liquidity of our ARS investments, we believe that our available cash resources and future cash flow from operations will provide sufficient cash resources to meet the commitments described above and to fund our currently anticipated working capital and capital expenditure requirements for up to twenty-four months. Our future liquidity and capital requirements will depend upon numerous factors, including retention of customers at current volume and revenue levels, our existing and new application and service offerings, competing technological and market developments, and potential future acquisitions. In addition, our ability to generate cash flow is subject to numerous factors beyond our control, including general economic, regulatory and other matters affecting us and our customers. We plan to continue to enhance our online services to our audience and sponsors and will continue to invest in acquisitions, strategic relationships, facilities, technological infrastructure and product development. We intend to grow our existing businesses and enter into complementary ones through both internal investments and acquisitions. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. We cannot assure you that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders. Future indebtedness may impose various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

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

Failure to maintain and enhance the “WebMD” brand could have a material adverse effect on our business

We believe that the “WebMD” brand identity that we have developed has contributed to the success of our business and has helped us achieve recognition as a trusted source of health and wellness information. We also believe that maintaining and enhancing that brand is important to expanding the user base for our public portals, to our relationships with sponsors and advertisers and to our ability to gain additional employer and healthcare payer clients for our private portals. We have expended considerable resources on establishing and enhancing the “WebMD” brand and our other brands, and we have developed policies and procedures designed to preserve and enhance our brands, including editorial procedures designed to provide quality control of the information we publish. We expect to continue to devote resources and efforts to maintain and enhance our brands. However, we may not be able to successfully maintain or enhance awareness of our brands, and events outside of our control may have a negative effect on our brands. If we are unable to maintain or enhance awareness of our brands, and do so in a cost-effective manner, our business could be adversely affected.

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

The time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program may be lengthy, especially for larger contracts, and may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals. Other factors that could affect the timing of contracting for specific programs with advertisers and sponsors, or receipt of revenue under such contracts, include:

•	the timing of FDA approval for new products or for new approved uses for existing products;

•	the timing of FDA approval of generic products that compete with existing brand name products;

•	the timing of withdrawals of products from the market;

•	the timing of roll outs of new or enhanced services on our public portals;

•	seasonal factors relating to the prevalence of specific health conditions and other seasonal factors that may affect the timing of promotional campaigns for specific products; and

•	the scheduling of conferences for physicians and other healthcare professionals.

We may be unsuccessful in our efforts to increase advertising and sponsorship revenue from consumer products companies

Most of our advertising and sponsorship revenue has, in the past, come from pharmaceutical, biotechnology and medical device companies. We have been focusing on increasing sponsorship revenue from consumer products companies that are interested in communicating health-related or safety-related information about their products to our audience. However, while many consumer products companies are increasing the portion of their promotional spending used on the Internet, we cannot assure you that these advertisers and sponsors will find our consumer Web sites to be as effective as other Web sites or traditional media for promoting their products and services. If we encounter difficulties in competing with the other alternatives available to consumer products companies, this portion of our business may develop more slowly than we expect or may fail to develop. In addition, revenues from consumer products companies are more likely to reflect general economic conditions, and to be reduced to a greater extent during economic downturns or recessions, than revenues from pharmaceutical, biotechnology and medical device companies.

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

Our ability to renew existing agreements with employers and health plans will depend, in part, on our ability to continue to increase usage of our private portal services by their employees and plan members

In a healthcare market where a greater share of the responsibility for healthcare costs and decision-making has been increasingly shifting to consumers, use of information technology (including personal health records) to assist consumers in making informed decisions about healthcare has also increased. We believe that through our WebMD Health and Benefits Manager platform, including our personal health record application, we are well positioned to play a role in this consumer-directed healthcare environment, and these services will be a significant driver for the growth of our private portals during the next several years. However, our growth strategy depends, in part, on increasing usage of our private portal services by our employer and health plan clients’ employees and members, respectively. Increasing usage of our services requires us to continue to deliver and improve the underlying technology and develop new and updated applications, features and services. In addition, we face competition in the area of healthcare decision-support tools and online health management applications and health information services. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do, and may be better known than we are. We cannot provide assurance that we will be able to meet our development and implementation goals or that we will be able to compete successfully against other vendors offering competitive services and, if we are unable to do so, we may experience static or diminished usage for our private portal services and possible non-renewals of our customer agreements.

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

Federal and state legislatures and agencies periodically consider reforming aspects of the United States healthcare system and Congress is currently considering significant healthcare reform legislation. Healthcare reform legislation, if enacted, may increase governmental involvement in healthcare and health insurance, may change the way health insurance is funded (including the role that employers play in such funding), may change reimbursement rates and other terms of such insurance coverage, may affect the way information technology is used in healthcare, and may otherwise change the environment in which healthcare industry participants operate and the specific roles such participants play in the industry. Healthcare industry participants may respond to healthcare reform legislation or to the uncertainties created by potential legislation by reducing their expenditures or postponing expenditure decisions, including expenditures for WebMD’s services. We are unable to predict future legislation or proposals with any certainty or to predict the effect they could have on WebMD.

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

We face potential liability related to the privacy and security of personal health information we collect from or on behalf of users of our services

Privacy and security of personal health information, particularly personal health information stored or transmitted electronically, is a major issue in the United States. The Privacy Standards and Security Standards under the Health Insurance Portability and Accountability Act of 1996 (or HIPAA) establish a set of national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses and healthcare providers (referred to as covered entities) and their business associates. Currently, only covered entities are directly subject to potential civil and criminal liability under these Standards. However, the American Recovery and Reinvestment Act of 2009 amends the HIPAA Privacy and Security Standards and makes certain provisions applicable to those portions of our business, such as those managing employee or plan member health information for employers or health plans, that are business associates of covered entities. Currently, we are bound by certain contracts and agreements to use and disclose protected health information in a manner consistent with the Privacy Standards and Security Standards. Beginning on February 17, 2010, some provisions of the HIPAA Privacy and Security Standards will apply directly to us. Currently, depending on the facts and circumstances, we could potentially be subject to criminal liability for aiding and abetting or conspiring with a covered entity to violate the Privacy Standards or Security Standards. As of February 17, 2010, we will be directly subject to HIPAA’s criminal and civil penalties. We cannot assure you that we will adequately address the risks created by these Standards.

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

The comment period for these proposals ended on September 12, 2008, and the ACCME has determined not to take any action as to these proposals at this point. However, in April 2009, the ACCME published for comment several other proposals, including the following:

•	“Commercial Support-Free” Designation. In order to clarify the distinction between CME that does include relationships with industry from CME that does not include relationships with industry, the ACCME is considering creating a new designation and review process for CME providers that wish to identify their program of CME as one that does not utilize funds donated by commercial interests. The designation would be termed: “Commercial Support-Free.” The ACCME has indicated that a range of standards for “Commercial Support-Free” CME are possible, including for example: (1) the CME provider not accepting any commercial support for any CME activity, or any part of its CME program; and (2) the CME provider not using funds from advertising or promotion, paid by commercial interests, to underwrite the costs of CME.

•	Independent CME Funding Entity. The ACCME is considering creating a granting entity that would accept unrestricted donations for the purpose of funding CME. The funds would be distributed to ACCME recognized and accredited organizations for development and presentation of ACCME- compliant CME. The ACCME is proposing for comment that the entity would: (1) be independent of the ACCME; (2) not provide funds to the ACCME; (3) be managed by its own governance structure; (4) establish its own granting criteria reflecting practice gaps established through methods consistent with ACCME’s content validation policies; and (5) fund CME done for U.S. learners.

The comment period for these proposals ended on May 21, 2009. We cannot predict the ultimate outcome of the process, including what other alternatives may be considered by ACCME as a result of comments it has received. The elimination of, or restrictions on, commercial support for CME could adversely affect the volume of sponsored online CME programs implemented through our Web sites.

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

Risks Related to the Proposed Merger with HLTH
and the Existing Relationship between WebMD and HLTH

Completion of the HLTH Merger would result in a substantial increase in the number of shares of WebMD Common Stock available for trading, which could depress the price of such stock and/or increase the volatility of the price of such stock, both before and after completion of the merger

Although the HLTH Merger is expected to reduce the total number of outstanding shares of WebMD Common Stock, the HLTH Merger will greatly increase the number of such shares available for sale in the public markets. Currently, all 48,100,000 outstanding shares of WebMD Class B Common Stock are held by HLTH and do not trade in the public markets. As of June 30, 2009, approximately 9,620,000 shares of WebMD Class A Common Stock (the class traded publicly) were outstanding. Upon completion of the HLTH Merger, the WebMD Class B Common Stock would be cancelled and cease to be outstanding, but more than 45,860,000 new shares of WebMD Common Stock would be issued to holders of HLTH Common Stock and become immediately available for sale. Additional shares could become available for sale at or after that time depending upon:

•	whether holders of options to purchase HLTH Common Stock exercise those options and the timing of such exercises; and

•	whether holders of convertible notes issued by HLTH convert those notes and the timing of any such conversions.

Sales of large amounts of WebMD Common Stock could depress the market price of WebMD Common Stock. In addition, the potential that such sales may occur could depress prices even in advance of such sales. WebMD cannot predict the effect that the HLTH Merger will have on the price of WebMD Common Stock, both before and after completion of the merger.

The HLTH Merger is subject to closing conditions that, if not satisfied or waived, will result in the merger not being completed, which may cause the market price of WebMD Class A Common Stock to decline

The HLTH Merger is subject to customary conditions to closing, including the receipt of required approvals of the stockholders of HLTH and WebMD and receipt of opinions of counsel relating to tax matters. If any condition to the merger is not satisfied or, if permissible, waived, the merger will not be completed. Generally, waiver by WebMD of a condition to closing of the merger will require approval of the WebMD Special Committee that negotiated the transaction with HLTH. WebMD cannot predict what the effect on the market price of WebMD Class A Common Stock would be if the merger is not able to be completed, but depending on market conditions at the time, it could result in a decline in that market price. In addition, if there is uncertainty regarding whether the merger will be completed (including uncertainty regarding whether the conditions to closing will be met), that could result in a decline in the market price of WebMD Class A Common Stock or an increase in the volatility of that market price.

In the event that HLTH does not sell Porex prior to the closing of the HLTH Merger, WebMD would become exposed to the risks inherent in the ownership and disposition of Porex

HLTH has announced that it plans to divest its Porex business. However, the HLTH Merger could be completed before the sale of such business. In that case, WebMD (as the surviving company in the HLTH Merger) would become the owner of that business and the sale process would continue. WebMD would then be subject to the risk that the proceeds from the sale of that business are less than expected and all other risks inherent in the ownership of that business. There can be no assurances regarding whether WebMD would be able to complete such sale or as to the timing or terms of such transaction and, if WebMD is unable to complete the sale of Porex, it could be required to reclassify the operations of Porex as continuing operations of WebMD. Even if HLTH has entered into an agreement with an acquirer with respect to the remaining business prior to completion of the merger, WebMD would be subject to the risk that the conditions to closing provided for in such agreement might not be met.

The financial results and operations of Porex could be adversely affected by the diversion of management resources to the sale process, including the efforts devoted to the sale process to date, and by uncertainty regarding the outcome of the process. For example, the uncertainty of who will own the business in the future could lead such business to lose or fail to attract employees, customers or business partners. This could adversely affect its operations and financial results and, as a result, the sale price that HLTH or WebMD may receive for such business.

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

HLTH owns 100% of our Class B Common Stock, which represented, as of June 30, 2009, approximately 83.3% of our outstanding common stock and approximately 95.9% of the combined voting power of our outstanding common stock. Given its ownership interest, HLTH is able to control the outcome of all matters submitted to our shareholders for approval, including the election of directors and the HLTH Merger (which HLTH has agreed, in the Merger Agreement, to vote to approve). Accordingly, except as specifically provided in the Merger Agreement, either in its capacity as a stockholder or through its control of our Board of Directors, HLTH is able to control all key decisions regarding our company, including mergers or other business combinations and acquisitions, dispositions of assets, future issuances of our common stock or other securities, the incurrence of debt by us, the payment of dividends on our common stock (including the frequency and the amount of dividends that would be payable on our common stock, a substantial majority of which HLTH owns) and amendments to our certificate of incorporation and bylaws. Further, as long as HLTH and its subsidiaries (excluding our company and our subsidiaries) continue to beneficially own shares representing at least a majority of the votes entitled to be cast by the holders of our outstanding voting stock, it may take actions required to be taken at a meeting of stockholders without a meeting or a vote and without prior notice to holders of our Class A Common Stock. In addition, HLTH’s controlling interest may discourage a change of control that the holders of our Class A Common Stock may favor. Any of these provisions could be used by HLTH for its own advantage to the detriment of our other stockholders and our company. This in turn may have an adverse effect on the market price of our Class A Common Stock.

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

Some of our directors, officers and employees may have potential conflicts of interest as a result of having positions with or owning equity interests in HLTH

Martin J. Wygod, in addition to being Chairman of the Board of our company, is Chairman of the Board and Acting Chief Executive Officer of HLTH. Some of our other directors, officers and employees also serve as directors, officers or employees of HLTH. In addition, some of our directors, officers and employees own shares of HLTH’s Common Stock. Furthermore, because our officers and employees have participated in HLTH’s equity compensation plans and because service at our company will, so long as we are a majority-owned subsidiary of HLTH, qualify those persons for continued participation and continued vesting of equity awards under HLTH’s equity plans, many of our officers and employees and some of our directors hold, and may continue to hold, options to purchase HLTH’s Common Stock and shares of restricted HLTH common stock.

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

Provisions in our organizational documents and Delaware law may inhibit a takeover, which could adversely affect the value of our Class A Common Stock

Our Restated Certificate of Incorporation and Bylaws, as well as Delaware corporate law, contain provisions that could delay or prevent a change of control or changes in our management and Board of Directors that holders of our Class A Common Stock might consider favorable and may prevent them from receiving a takeover premium for their shares. These provisions include, for example, our classified board structure, the disproportionate voting rights of the Class B Common Stock (relative to the Class A Common Stock) and the authorization of our Board of Directors to issue up to 50 million shares of preferred stock without a stockholder vote. In addition, our Restated Certificate of Incorporation provides that after the time HLTH and its affiliates cease to own, in the aggregate, a majority of the combined voting power of our outstanding capital stock, stockholders may not act by written consent and may not call special meetings. These provisions apply even if an offer may be considered beneficial by some of our stockholders. If a change of control or change in management is delayed or prevented, the market price of our Class A Common Stock could decline.

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

WebMD is included in HLTH’s consolidated tax return and, as a result, both WebMD and HLTH may use each other’s net operating loss carryforwards

Due to provisions of the U.S. Internal Revenue Code and applicable Treasury regulations relating to the manner and order in which net operating loss (NOL) carryforwards are utilized when filing consolidated tax returns, a portion of WebMD’s NOL carryforwards may be required to be utilized by HLTH before HLTH would be permitted to utilize its own NOL carryforwards. Correspondingly, in some situations, such as where HLTH’s NOL carryforwards were generated first, WebMD may be required to utilize a portion of HLTH’s NOL carryforwards before WebMD would have to utilize its own NOL carryforwards. On October 19, 2008, pursuant to the terms of a Termination Agreement, HLTH and WebMD mutually agreed, in light of turmoil in financial markets, to terminate the proposed 2008 Merger between them and, in connection with such termination amended the Tax Sharing Agreement between them so that, for tax years beginning after December 31, 2007, HLTH would no longer be required to reimburse WebMD for use of NOL carryforwards attributable to WebMD that resulted from certain extraordinary transactions by HLTH. The Tax Sharing Agreement had not, other than with respect to certain extraordinary transactions by HLTH, required either HLTH or WebMD to reimburse the other party for any net tax savings realized by the consolidated group as a result of the group’s utilization of WebMD’s or HLTH’s NOL carryforwards during the period of consolidation, and that will continue following the amendment.

If certain transactions occur with respect to WebMD’s capital stock or HLTH’s capital stock, limitations may be imposed on WebMD’s ability to utilize net operating loss carryforwards and tax credits to reduce its income taxes

HLTH and WebMD each have substantial accumulated NOL carryforwards and tax credits available to offset taxable income in future tax periods. If certain transactions occur with respect to WebMD’s capital stock or HLTH’s capital stock (including issuances, redemptions, recapitalizations, exercises of options, conversions of convertible debt, purchases or sales by 5%-or-greater shareholders and similar transactions) that result in a cumulative change of more than 50% of the ownership of capital stock over a three-year period (as determined under rules prescribed by the U.S. Internal Revenue Code and applicable Treasury regulations), an annual limitation would be imposed with respect to the ability to utilize HLTH’s and WebMD’s NOL carryforwards and federal tax credits.

On November 25, 2008, HLTH repurchased 83,699,922 shares of its common stock in a tender offer. The tender offer resulted in a cumulative change of more than 50% of the ownership of HLTH’s capital, as determined under the applicable rules and regulations. As a result of this ownership change, there will be an annual limitation imposed on the ability to utilize HLTH’s and WebMD’s NOL carryforwards and federal tax credits. The HLTH Merger may increase the possibility of another such annual limitation.

Because substantially all of HLTH’s and WebMD’s NOL carryforwards have already been reduced by a valuation allowance for financial accounting purposes, we would not expect an annual limitation on the utilization of the NOL carryforwards to significantly reduce the net deferred tax asset, although the timing of cash flows may be impacted to the extent any such annual limitation deferred the utilization of NOL carryforwards to future tax years.

WebMD is included in HLTH’s consolidated group for federal income tax purposes and, as a result, may be liable for any shortfall in HLTH’s federal income tax payments

WebMD is included in the HLTH consolidated group for federal income tax purposes as long as HLTH continues to own 80% of the total value of WebMD’s capital stock. By virtue of HLTH’s controlling ownership of WebMD and the Tax Sharing Agreement between HLTH and WebMD, HLTH effectively controls all our tax decisions. Moreover, notwithstanding the Tax Sharing Agreement, federal tax law provides that each member of a consolidated group is jointly and severally liable for the group’s entire federal income tax obligation. Thus, to the extent HLTH or other members of the group fail to make any federal income tax payments required of them by law, WebMD would be liable for the shortfall. Similar principles generally apply for income tax purposes in some state, local and foreign jurisdictions.

Other Risks Applicable to Our Company and to Ownership of Our Securities

Negative conditions in the market for certain auction rate securities may result in WebMD incurring a loss on such investments

As of June 30, 2009, WebMD had a total of approximately $163.9 million (face value) of investments in certain auction rate securities (ARS). Those ARS had a book value of $126.3 million as of June 30, 2009. The types of ARS investments that WebMD owns are backed by student loans, 97% of which are guaranteed under the Federal Family Education Loan Program (FFELP), and all had credit ratings of AAA or Aaa when purchased. WebMD does not own any other type of ARS investments.

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

Our business will suffer if we fail to successfully integrate acquired businesses and technologies or to assess the risks in particular transactions

We have in the past acquired, and may in the future acquire, businesses, technologies, services, product lines and other assets. The successful integration of the acquired businesses and assets into our operations, on a cost-effective basis, can be critical to our future performance. The amount and timing of the expected benefits of any acquisition, including potential synergies between our company and the acquired business, are subject to significant risks and uncertainties. These risks and uncertainties include, but are not limited to, those relating to:

•	our ability to maintain relationships with the customers of the acquired business;

•	our ability to retain or replace key personnel;

•	potential conflicts in sponsor or advertising relationships or in relationships with strategic partners;

•	our ability to coordinate organizations that are geographically diverse and may have different business cultures; and

•	compliance with regulatory requirements.

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

As widely reported, financial markets have experienced extreme disruption in the past year, including volatility in the prices of securities and severely diminished liquidity and availability of credit. Until this disruption in the financial markets is resolved, financing will be difficult to obtain on acceptable terms and we could be forced to cancel or delay investments or transactions that we would otherwise have made.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal and maintain adequate liquidity, while at the same time maximizing the yield we receive from our investment portfolio.

Changes in prevailing interest rates will cause the fair value of certain of our investments to fluctuate, such as our investments in auction rate securities that generally bear interest at rates indexed to LIBOR. As of June 30, 2009, the fair market value of our auction rate securities was $126 million. However, the fair values of our cash and money market investments, which approximate $247 million at June 30, 2009, are not subject to changes in interest rates.

WebMD has entered into a non-recourse credit facility (“Credit Facility”) with an affiliate Citigroup that is secured by its ARS holdings (including, in some circumstances, interest payable on the ARS holdings), that will allow WebMD to borrow up to 75% of the face amount of the ARS holdings pledged as collateral under the Credit Facility. The interest rate applicable to such borrowings will be the Open Federal Funds Rate plus 3.95%. No borrowings have been made under the Credit Facility to date.

ITEM 4.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of June 30, 2009.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in WebMD’s internal control over financial reporting occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	Legal Proceedings

The information relating to legal proceedings contained in Note 9 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report is incorporated herein by this reference.

ITEM 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Form 10-K for the year ended December 31, 2008, except for the addition of the following risk factors related to the HLTH Merger:

Completion of the HLTH Merger would result in a substantial increase in the number of shares of WebMD Common Stock available for trading, which could depress the price of such stock and/or increase the volatility of the price of such stock, both before and after completion of the merger

Although the HLTH Merger is expected to reduce the total number of outstanding shares of WebMD Common Stock, the HLTH Merger will greatly increase the number of such shares available for sale in the public markets. Currently, all 48,100,000 outstanding shares of WebMD Class B Common Stock are held by HLTH and do not trade in the public markets. As of June 30, 2009, approximately 9,620,000 shares of WebMD Class A Common Stock (the class traded publicly) were outstanding. Upon completion of the HLTH Merger, the WebMD Class B Common Stock would be cancelled and cease to be outstanding, but more than 45,860,000 new shares of WebMD Common Stock would be issued to holders of HLTH Common Stock and become immediately available for sale. Additional shares could become available for sale at or after that time depending upon:

•	whether holders of options to purchase HLTH Common Stock exercise those options and the timing of such exercises; and

•	whether holders of convertible notes issued by HLTH convert those notes and the timing of any such conversions.

Sales of large amounts of WebMD Common Stock could depress the market price of WebMD Common Stock. In addition, the potential that such sales may occur could depress prices even in advance of such sales. WebMD cannot predict the effect that the HLTH Merger will have on the price of WebMD Common Stock, both before and after completion of the merger.

The HLTH Merger is subject to closing conditions that, if not satisfied or waived, will result in the merger not being completed, which may cause the market price of WebMD Class A Common Stock to decline

The HLTH Merger is subject to customary conditions to closing, including the receipt of required approvals of the stockholders of HLTH and WebMD and receipt of opinions of counsel relating to tax matters. If any condition to the merger is not satisfied or, if permissible, waived, the merger will not be completed. Generally, waiver by WebMD of a condition to closing of the merger will require approval of the WebMD Special Committee that negotiated the transaction with HLTH. WebMD cannot predict what the effect on the market price of WebMD Class A Common Stock would be if the merger is not able to be completed, but depending on market conditions at the time, it could result in a decline in that market price. In addition, if there is uncertainty regarding whether the merger will be completed (including uncertainty regarding whether the conditions to closing will be met), that could result in a decline in the market price of WebMD Class A Common Stock or an increase in the volatility of that market price.

In the event that HLTH does not sell Porex prior to the closing of the HLTH Merger, WebMD would become exposed to the risks inherent in the ownership and disposition of Porex

HLTH has announced that it plans to divest its Porex business. However, the HLTH Merger could be completed before the sale of such business. In that case, WebMD (as the surviving company in the HLTH Merger) would become the owner of that business and the sale process would continue. WebMD would then be subject to the risk that the proceeds from the sale of that business are less than expected and all other risks inherent in the ownership of that business. There can be no assurances regarding whether WebMD would be able to complete such sale or as to the timing or terms of such transaction and, if WebMD is unable to complete the sale of Porex, it could be required to reclassify the operations of Porex as continuing operations of WebMD. Even if HLTH has entered into an agreement with an acquirer with respect to the remaining business prior to completion of the merger, WebMD would be subject to the risk that the conditions to closing provided for in such agreement might not be met.

The financial results and operations of Porex could be adversely affected by the diversion of management resources to the sale process, including the efforts devoted to the sale process to date, and by uncertainty regarding the outcome of the process. For example, the uncertainty of who will own the business in the future could lead such business to lose or fail to attract employees, customers or business partners. This could adversely affect its operations and financial results and, as a result, the sale price that HLTH or WebMD may receive for such business.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by WebMD during the three months ended June 30, 2009 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

	Total Number		Total Number of Shares	Approximate Dollar Value of Shares
	of Shares	Average Price	Purchased as Part of Publicly	that May Yet Be Purchased Under
Period	Purchased(1)	Paid per Share	Announced Plans or Programs(2)	the Plans or Programs(2)

4/01/09 - 4/30/09	—	$—	—	$30,000,000
5/01/09 - 5/31/09	—	$—	—	$30,000,000
6/01/09 - 6/30/09	949	$28.75	—	$30,000,000

Total	949	$28.75	—

(1)	Represents shares withheld from WebMD Restricted Class A Common Stock that vested during the respective periods in order to satisfy withholding requirements related to the vesting of the awards. The value of these shares was determined based on the closing price of WebMD Class A Common Stock on the vesting date.

(2)	Relates to the repurchase program that WebMD announced on December 4, 2008, at which time WebMD was authorized to use up to $30 million to purchase shares of its Class A Common Stock from time to time. As of June 30, 2009, no shares had been purchased under this repurchase program. For additional information, see Note 4 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WebMD Health Corp.

By:	/s/ Mark D. Funston
Mark D. Funston
Executive Vice President and
Chief Financial Officer

Date: August 10, 2009

EXHIBIT INDEX

Exhibit No.		Description

3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form 8-A filed by the Registrant on September 29, 2005 (the “Form 8-A”))
3.2		By-laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on December 17, 2007)
10.1		Amended and Restated Loan Agreement, dated as of April 28, 2009, between Citigroup Global Markets Inc. and WebMD Health Corp. (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)
10.2		Loan Agreement, dated as of April 28, 2009, between Citigroup Global Markets Inc. and HLTH Corporation (incorporated by reference to Exhibit 10.1 of HLTH Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)
10	.3*	Agreement and Plan of Merger, dated as of June 17, 2009, between HLTH Corporation and WebMD Health Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on June 18, 2009, as amended on June 22, 2009)
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1		Section 1350 Certification of Chief Executive Officer of Registrant
32.2		Section 1350 Certification of Chief Financial Officer of Registrant
99.1		Explanation of Non-GAAP Financial Measures

*	The schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any of the schedules to the Securities and Exchange Commission upon request.

E-1