Form 10-Q
period 2009-09-30
WebMD Health Corp.
filed 2009-11-09
CIK 1326583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐     No ☑

As of November 5, 2009, the Registrant had 57,713,567 shares of WebMD Common Stock outstanding (including unvested shares of restricted WebMD Common Stock issued under our equity compensation plans).

WEBMD HEALTH CORP.

QUARTERLY REPORT ON FORM 10-Q
For the period ended September 30, 2009

WebMD®, WebMD Health®, Medscape®, CME Circle®, eMedicine®, MedicineNet®, theheart.org®, RxList®, Subimo®, Summex® and Medsite® are among the trademarks of WebMD Health Corp. or its subsidiaries.

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

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$275,250	$191,659
Accounts receivable, net of allowance for doubtful accounts of $1,542 at September 30, 2009 and $1,301 at December 31, 2008	87,072	93,082
Prepaid advertising	—	1,753
Other current assets	9,286	11,358
Assets of discontinued operations	—	12,575

Total current assets	371,608	310,427
Investments	126,564	133,563
Property and equipment, net	52,286	54,165
Goodwill	208,967	208,967
Intangible assets, net	21,416	26,237
Other assets	13,259	22,573

	$794,100	$755,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$31,760	$31,241
Deferred revenue	83,861	79,613
Due to HLTH	1,378	427
Liabilities of discontinued operations	—	2,599

Total current liabilities	116,999	113,880
Other long-term liabilities	7,539	8,334
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value per share, 500,000,000 shares authorized; 10,113,149 shares issued at September 30, 2009 and 10,044,372 shares issued at December 31, 2008	101	100
Class B Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 48,100,000 shares issued and outstanding at September 30, 2009 and December 31, 2008	481	481
Additional paid-in capital	565,178	548,069
Class A Treasury Stock, at cost; 312,820 shares at September 30, 2009 and 624,871 shares at December 31, 2008	(6,256)	(12,497)
Accumulated other comprehensive loss	(22,323)	(4,277)
Retained earnings	132,381	101,842

Total stockholders’ equity	669,562	633,718

	$794,100	$755,932

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue	$111,568	$96,797	$300,463	$263,451
Cost of operations	41,965	34,225	117,759	97,120
Sales and marketing	26,265	26,021	80,623	76,068
General and administrative	15,961	14,774	45,826	42,465
Depreciation and amortization	6,988	7,056	20,729	20,815
Interest income	834	2,616	2,733	8,419
Impairment of auction rate securities	—	—	—	27,406

Income from continuing operations before income tax provision	21,223	17,337	38,259	7,996
Income tax provision	8,622	7,375	15,469	15,308

Income (loss) from continuing operations	12,601	9,962	22,790	(7,312)
Income (loss) from discontinued operations, net of tax	190	804	(5,100)	1,095

Net income (loss)	$12,791	$10,766	$17,690	$(6,217)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.22	$0.17	$0.39	$(0.13)
Income (loss) from discontinued operations	0.00	0.02	(0.09)	0.02

Net income (loss)	$0.22	$0.19	$0.30	$(0.11)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.21	$0.17	$0.39	$(0.13)
Income (loss) from discontinued operations	0.00	0.01	(0.09)	0.02

Net income (loss)	$0.21	$0.18	$0.30	$(0.11)

Weighted-average shares outstanding used in computing per share amounts:
Basic	57,777	57,770	57,676	57,699

Diluted	58,844	59,111	58,445	57,699

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$17,690	$(6,217)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	5,100	(1,095)
Depreciation and amortization	20,729	20,815
Non-cash advertising	1,753	1,736
Non-cash stock-based compensation	17,021	10,657
Deferred and other income taxes	14,835	14,977
Impairment of auction rate securities	—	27,406
Changes in operating assets and liabilities:
Accounts receivable	6,010	6,275
Accrued expenses and other long-term liabilities	(276)	(286)
Due to HLTH	951	563
Deferred revenue	4,248	5,367
Other	(587)	(2,651)

Net cash provided by continuing operations	87,474	77,547
Net cash provided by discontinued operations	728	3,205

Net cash provided by operating activities	88,202	80,752
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	1,800	43,300
Purchases of available-for-sale securities	—	(127,900)
Purchases of property and equipment	(14,131)	(15,014)
Cash received from sale of businesses, net of fees	2,840	1,133

Net cash used in continuing operations	(9,491)	(98,481)
Net cash used in discontinued operations	(8)	(40)

Net cash used in investing activities	(9,499)	(98,521)
Cash flows from financing activities:
Proceeds from issuance of common stock	4,823	3,453
Tax benefit on stock-based awards	65	315

Net cash provided by financing activities	4,888	3,768
Net increase (decrease) in cash and cash equivalents	83,591	(14,001)
Cash and cash equivalents at beginning of period	191,659	213,753

Cash and cash equivalents at end of period	$275,250	$199,752

See accompanying notes.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, unaudited)

1.	Summary of Significant Accounting Policies

Background and Basis of Presentation

WebMD Health Corp. (the “Company”) is a Delaware corporation that was incorporated on May 3, 2005. The Company completed an initial public offering (“IPO”) of Class A Common Stock on September 28, 2005. The Company’s Class A Common Stock began trading on the Nasdaq National Market under the symbol “WBMD” and now trades on the Nasdaq Global Select Market under the same symbol. Prior to the date of the IPO, the Company was a wholly-owned subsidiary of HLTH Corporation (“HLTH”) and its consolidated financial statements had been derived from the consolidated financial statements and accounting records of HLTH, principally representing the WebMD segment, using the historical results of operations, and historical basis of assets and liabilities of the WebMD related businesses. On October 23, 2009, the Company completed a merger with HLTH, with the Company continuing as the surviving corporation (the “HLTH Merger”). See Note 11 for a description of the HLTH Merger. From the completion of the IPO until completion of the HLTH Merger, the Company was a majority-owned subsidiary of HLTH, which owned 83.1% of the equity of the Company as of September 30, 2009, through its ownership of all 48,100,000 outstanding shares of the Company’s Class B Common Stock. The Company’s Class A Common Stock had one vote per share, while the Company’s Class B Common Stock had five votes per share. As a result, the Company’s Class B Common Stock owned by HLTH represented, as of September 30, 2009, 95.8% of the combined voting power of the Company’s outstanding Common Stock. Also, the Class B Common Stock was convertible to Class A Common Stock, on a one-to-one basis, at any time at the option of the holder of Class B Common Stock. Other than with respect to voting rights, and its convertibility into Class A Common Stock, the rights of the Class B Common Stock were identical with the rights of the Class A Common Stock.

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

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management,

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are necessary for a fair presentation of the interim periods presented. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the operating results to be expected for any subsequent period or for the entire year ending December 31, 2009. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under the Securities and Exchange Commission’s (“SEC”) rules and regulations.

The unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2008, which are included in the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2009.

Seasonality

The timing of the Company’s revenue is affected by seasonal factors. Public portal advertising and sponsorship revenue is seasonal, primarily as a result of the spending patterns of the advertising and sponsorship clients of the Company’s public portals. This portion of the Company’s revenue is usually the lowest in the first quarter of each calendar year, and increases during each consecutive quarter throughout the year. The timing of revenue in relation to expenses of the Company, much of which do not vary directly with revenue, has an impact on cost of operations, sales and marketing and general and administrative expenses as a percentage of revenue in each calendar quarter.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

computed using the weighted-average number of shares of common stock outstanding during the periods, increased to give effect to potentially dilutive securities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Numerator:
Income (loss) from continuing operations(1)	$12,454	$9,962	$22,525	$(7,312)

Income (loss) from discontinued operations, net of tax(1)	$188	$804	$(5,041)	$1,095

Denominator: (shares in thousands)
Weighted-average shares — Basic	57,777	57,770	57,676	57,699
Employee stock options and Deferred Shares	1,067	1,341	769	—

Adjusted weighted-average shares after assumed conversions — Diluted	58,844	59,111	58,445	57,699

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.22	$0.17	$0.39	$(0.13)
Income (loss) from discontinued operations	0.00	0.02	(0.09)	0.02

Net income (loss)	$0.22	$0.19	$0.30	$(0.11)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.21	$0.17	$0.39	$(0.13)
Income (loss) from discontinued operations	0.00	0.01	(0.09)	0.02

Net income (loss)	$0.21	$0.18	$0.30	$(0.11)

(1)	Adjusted for the effect of non-vested restricted stock if dilutive to income (loss) per common share.

As discussed in more detail in the Background and Basis of Presentation section of this Note 1, the Company had Class A Common Stock and Class B Common Stock outstanding until the completion of the HLTH Merger. The Class B Common Stock had different voting rights than the Class A Common Stock and it had the ability to convert into Class A Common Stock. However, other than these differences, the two classes of common stock were identical to each other, including as it relates to how dividends would be distributed, should dividends ever be declared by the Company. As a result, the calculation of net income (loss) per share for the Class A and Class B shares is the same. For purposes of the net income (loss) per share calculation presented above, the numerator includes the aggregate amount of the Company’s income attributable to both Class A and Class B common shares, and the denominator includes the aggregate of the Class A and Class B common shares outstanding.

The impact of certain shares issued to the former owners of Subimo, LLC pursuant to the purchase agreement (as amended, the “Subimo Purchase Agreement”) for the Company’s acquisition of Subimo, LLC was considered in the calculation of basic and diluted weighted average shares outstanding during the three and nine months ended September 30, 2008. Under the terms of the Subimo Purchase Agreement, the Company had deferred the issuance of 640,930 shares of Class A Common Stock (“Deferred Shares”) until December 2008. Prior to December 2008, up to 246,508 of the Deferred Shares were available to be used to settle any outstanding claims or warranties the Company may have had against the sellers. For purposes of calculating net income (loss) per share for the three and nine months ended September 30, 2008, the impact of 394,422 of the Deferred Shares (representing the non-contingent portion of the Deferred Shares) was included in the calculation of basic weighted average shares outstanding. The additional 246,508 Deferred Shares were considered if their effect was dilutive.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has excluded certain outstanding stock options and Deferred Shares from the calculation of diluted income (loss) per common share during the periods in which such securities were anti-dilutive. The total number of shares excluded from the calculation of diluted income (loss) per common share was 2,116,163 and 5,798,473 for the three and nine months ended September 30, 2009, respectively, and 2,446,553 and 5,602,351 for the three and nine months ended September 30, 2008, respectively.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted During 2009

Effective January 1, 2009, the Company adopted the revised authoritative guidance on business combinations which changed existing practice, in part, as follows: (1) contingent consideration arrangements are now fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs are now expensed as incurred, rather than capitalized as part of the purchase price; (3) reversal of valuation allowances created in purchase accounting are now recorded through the income tax provision; and (4) in order to accrue for a restructuring plan in purchase accounting, all authoritative guidance would have to be met at the acquisition date. While the adoption of this standard did not have a material impact on the Company’s financial statements, it could materially change the accounting for business combinations consummated in the future and for tax matters relating to prior acquisitions settled subsequent to December 31, 2008.

Effective January 1, 2009, the Company adopted the authoritative guidance which clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. The Company reflected the impact on the three and nine months ended September 30, 2009 in the Net Income (Loss) Per Common Share section of Note 1. The adoption of the new guidance did not have a material impact on the three and nine months ended September 30, 2008 financial statements.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance requiring disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. Because this pronouncement applies only to financial statement disclosure, it did not have an impact on the Company’s results of operations, financial position or cash flows.

In April 2009, the FASB issued authoritative guidance which changed when and how to assess other-than-temporary impairments of securities and to improve the financial statement presentation of such impairments. A more detailed description of this new guidance and the impact of its adoption is discussed in Note 5.

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This new guidance was effective for interim or annual financial periods ending after June 15, 2009. In response to this guidance, management has evaluated subsequent events through November 9, 2009, which is the date that the Company’s financial statements were filed.

In June 2009, the FASB issued authoritative guidance which established the FASB Accounting Standards Codification (“Codification”). On the effective date of this new guidance, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. This new guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009. Because this

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pronouncement applies only to financial statement disclosure, it did not have an impact on the Company’s results of operations, financial position or cash flows.

Accounting Pronouncements to be Adopted in the Future

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning January 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables. In addition, revenue under multiple element arrangements will be allocated using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company is currently evaluating the impact that this new guidance will have on the Company’s results of operations, financial position or cash flows.

2.	Discontinued Operations

In March 2009, the Company decided to divest the Little Blue Book print directory business (“LBB”). As a result, the historical financial information for LBB has been reflected as discontinued operations in the accompanying consolidated financial statements. During the three months ended June 30, 2009, the Company recorded an impairment charge of $8,300 to reduce the carrying value of LBB to its current estimated fair value. On September 30, 2009, the Company completed the sale of LBB in which it received cash proceeds of $2,590 and recognized a pre-tax gain of $27. Summarized operating results for the discontinued operations of LBB and the gain recognized on the sale are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenue	$1,875	$3,590	$4,066	$7,794
Income (loss) before taxes	348	1,561	(8,432)	2,172
Gain on disposal before taxes	27	—	27	—

The major classes of assets and liabilities of LBB as of December 31, 2008 were as follows:

Assets of discontinued operations:
Accounts receivable, net	$1,058
Property and equipment, net	98
Goodwill	11,044
Intangible assets, net	362
Other assets	13

Total assets	$12,575

Liabilities of discontinued operations:
Accrued expenses	$113
Deferred revenue	876
Deferred tax liability	1,610

Total liabilities	$2,599

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Transactions with HLTH

Merger with HLTH

On October 23, 2009, the Company completed the HLTH Merger, which is described in Note 11.

Agreements with HLTH

In connection with the initial public offering in September 2005, the Company entered into a number of agreements with HLTH governing the future relationship of the companies, including a Services Agreement, a Tax Sharing Agreement and an Indemnity Agreement. These agreements covered a variety of matters, including responsibility for certain liabilities, including tax liabilities, as well as matters related to HLTH providing the Company with administrative services, such as payroll, accounting, tax, employee benefit plans, employee insurance, intellectual property and legal services. These agreements are no longer in effect following the HLTH Merger on October 23, 2009 since HLTH merged into the Company and no longer exists as a separate entity.

Charges from HLTH to the Company

Corporate Services:  The Company was charged a services fee (the “Services Fee”) for costs related to corporate services provided by HLTH. The services that HLTH provided included certain administrative services, including payroll, accounting, tax planning and compliance, employee benefit plans and legal matters. In addition, the Company reimbursed HLTH for an allocated portion of certain expenses that HLTH incurred for outside services and similar items, including insurance fees, outside personnel, facilities costs, professional fees, software maintenance fees and telecommunications costs. HLTH agreed to make the services available to the Company for up to 5 years following the initial public offering. These expense allocations were determined on a basis that HLTH and the Company consider to be a reasonable assessment of the costs of providing these services, exclusive of any profit margin. The basis the Company and HLTH used to determine these expense allocations required management to make certain judgments and assumptions. The Services Fee is reflected in general and administrative expense within the accompanying consolidated statements of operations.

Healthcare Expense:  The Company was charged for its employees’ participation in HLTH’s healthcare plans. Healthcare expense was charged based on the number of total employees of the Company and reflected HLTH’s average cost of these benefits per employee. Healthcare expense is reflected in the accompanying consolidated statements of operations in the same expense captions as the related salary costs of those employees.

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

The following table summarizes the allocations reflected in the Company’s consolidated financial statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Corporate services	$1,312	$838	$3,442	$2,572
Healthcare expense	2,234	2,144	6,486	6,122
Stock-based compensation expense	105	79	(111)	184

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Related Party Transaction

Fidelity Human Resources Services Company LLC

In 2004, the Company entered into an agreement with Fidelity Human Resources Services Company LLC (“FHRS”) to integrate the Company’s private portals product into the services FHRS provides to its clients. FHRS provides human resources administration and benefits administration services to employers. The Company recorded revenue of $1,989 and $6,326 during the three and nine months ended September 30, 2009, and $2,272 and $7,062 during the three and nine months ended September 30, 2008, respectively. Included in accounts receivable as of September 30, 2009 and December 31, 2008 was $2,039 and $2,070, respectively, related to the FHRS agreement. FHRS is an affiliate of FMR Corp. which is deemed to be a related party of the Company due to its publicly reported ownership of HLTH and the Company. Additionally, affiliates of FMR Corp. provide services to the Company in connection with the Company’s 401(k) plan.

5.	Fair Value of Financial Instruments and Credit Facility

The Company accounts for certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, the Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not have any Level 2 assets as of September 30, 2009 and December 31, 2008. The following table sets forth the Company’s Level 1 and Level 3 financial assets that were measured and recorded at fair value on a recurring basis as of September 30, 2009 or December 31, 2008:

		As of September 30, 2009					As of December 31, 2008
	Fair Value	Amortized			Gross		Amortized		Gross
	Estimate	Cost		Fair	Unrealized		Cost		Unrealized
	Using:	Basis		Value	Losses		Basis	Fair Value	Losses

Cash and Cash Equivalents	Level 1	$275,250		$275,250	$—		$191,659	$191,659	$—
Auction Rate Securities(1)	Level 3	148,887	(2)	126,564	(22,323	)(2)	137,840	133,563	(4,277)

(1)	The face (par) value of the auction rate securities was $163,000 and $164,800 as of September 30, 2009 and December 31, 2008, respectively.

(2)	Amounts reflect cumulative effect of adoption of new authoritative guidance as discussed below.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the beginning and ending balances of the Company’s Level 3 assets, which consist of the Company’s auction rate securities for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended
	September 30,
	2009	2008

Fair value as of the beginning of the period	$133,563	$—
Transfers to Level 3	—	169,200
Redemptions	(1,800)	(3,700)
Impairment charge included in earnings	—	(27,406)
Interest income accretion included in earnings	—	244
Unrealized loss included in other comprehensive income	(5,199)	(5,490)

Fair value as of the end of the period	$126,564	$132,848

The Company holds investments in auction rate securities (“ARS”) which have been classified as Level 3 assets as described above. The types of ARS holdings the Company owns are backed by student loans, 97% guaranteed under the Federal Family Education Loan Program (FFELP), and had credit ratings of AAA or Aaa when purchased. Historically, the fair value of the Company’s ARS holdings approximated par value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, all auctions involving these securities have failed. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. As a secondary market has yet to develop, these investments have been classified as long-term investments as their contractual maturity dates are generally in excess of 20 years. Additionally, during 2009 approximately one-half of the auction rate securities the Company holds were either downgraded below AAA or placed on “watch” status by one or more of the major credit rating agencies. As of March 31, 2008, the Company concluded that the estimated fair value of its ARS no longer approximated the face value. The Company concluded the fair value of its ARS holdings was $141,044 compared to a face value of $168,450. The impairment in value, of $27,406, was considered to be other-than-temporary, and accordingly, was recorded as an impairment charge within the statement of operations during the three months ended March 31, 2008.

Effective April 1, 2009, the Company was required to adopt new authoritative guidance which amended the recognition guidance for other-than-temporary impairments of debt securities and changed the presentation of other-than-temporary impairments in the financial statements. In accordance with this new guidance, if an entity intends to sell or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is to be considered other-than-temporarily impaired and the full amount of impairment must be charged to earnings. Otherwise, losses on securities which are other-than-temporarily impaired are separated into two categories, the portion of loss which is considered credit loss and the portion of loss which is due to other factors. The credit loss portion is charged to earnings while the loss due to other factors is charged to other comprehensive income. This new guidance requires a cumulative effect adjustment to be reported as of the beginning of the period of adoption to reclassify the non-credit component of previously recognized other-than-temporary impairments on debt securities held at that date, from retained earnings to accumulated other comprehensive income, if the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before recovery of its amortized cost basis.

Since the Company has no current intent to sell the auction rate securities that it holds, and it is not more likely than not that the Company will be required to sell the securities prior to recovery, the Company

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated the present value of the cash flows expected to be collected related to the auction rate securities it holds. The difference between the present value of the estimated cash flows expected to be collected and the amortized cost basis as of April 1, 2009, the date this new guidance was adopted, was $12,847. This represents the cumulative effect of initially adopting this new guidance and it has been reflected as an increase to accumulated other comprehensive loss and an increase to retained earnings in the accompanying balance sheet effective as of April 1, 2009.

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

The Company also holds an investment in a privately held company which is carried at cost, and not subject to fair value measurements. However, if events or circumstances indicate that its carrying amount may not be recoverable, it would be reviewed for impairment. The amount of this investment is $6,471 and it is included in other assets on the accompanying balance sheets.

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

On April 28, 2009, the Company entered into an amended and restated credit facility with an affiliate of Citigroup (the “2009 Credit Facility”), replacing the 2008 Credit Facility. As of the date of this Quarterly Report, no borrowings have been made under the 2009 Credit Facility. The 2009 Credit Facility is secured by the Company’s ARS holdings (including, in some circumstances, interest payable on the ARS holdings). The Company can make borrowings under the 2009 Credit Facility until April 27, 2010. Any borrowings outstanding under the 2009 Credit Facility after February 26, 2010 become demand loans, subject to 60 days notice, with recourse only to the pledged collateral. Loan proceeds may be used for general working capital purposes or other lawful business purposes of the Company (including repurchases of its own securities), but not for purposes of buying, trading or carrying other securities. The interest rate applicable to borrowings under the 2009 Credit Facility will be the Open Federal Funds Rate plus 3.95%. The maximum that can be borrowed under the 2009 Credit Facility is 75% of the face amount of the pledged ARS holdings. As of September 30, 2009, the maximum the Company would be able to borrow is $122,250. Removals of ARS from the pledged collateral (including upon their redemption or sale) will reduce the amount available for borrowing under the 2009 Credit Facility.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss), such as changes in unrealized gain (loss) on available-for-sale marketable securities. The following table presents the components of comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Unrealized gain (loss) on securities	$1,134	$(4,107)	$(5,199)	$(5,490)

Other comprehensive gain (loss)	1,134	(4,107)	(5,199)	(5,490)
Net income (loss)	12,791	10,766	17,690	(6,217)

Comprehensive income (loss)	$13,925	$6,659	$12,491	$(11,707)

7.	Intangible Assets

Intangible assets subject to amortization consist of the following:

	September 30, 2009				December 31, 2008
				Weighted				Weighted
	Gross			Average	Gross			Average
	Carrying	Accumulated		Remaining	Carrying	Accumulated		Remaining
	Amount	Amortization	Net	Useful Life(a)	Amount	Amortization	Net	Useful Life(a)

Content	$15,954	$(15,286)	$668	1.1	$15,954	$(14,541)	$1,413	1.7
Customer relationships	32,430	(15,377)	17,053	8.3	32,430	(12,872)	19,558	8.7
Technology and patents	14,700	(14,543)	157	0.2	14,700	(13,370)	1,330	0.8
Trade names	6,030	(2,492)	3,538	6.7	6,030	(2,094)	3,936	7.4

Total	$69,114	$(47,698)	$21,416		$69,114	$(42,877)	$26,237

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

Amortization expense was $1,462 and $4,821 during the three and nine months ended September 30, 2009, respectively, and $2,342 and $7,142 during the three and nine months ended September 30, 2008, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year ending December 31:
2009 (October 1st to December 31st)	$1,324
2010	3,231
2011	2,464
2012	2,464
2013	2,464
Thereafter	9,469

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Restructuring

As a result of the completion of the integration of previously acquired businesses and efficiencies that the Company continues to realize from infrastructure investments, the Company recorded a restructuring charge during 2008 of $2,460 for the severance expenses related to the reduction of approximately 5% of the work force and $450 of costs to consolidate facilities and other exit costs. The remaining accrual related to this charge was $545 and $2,530 as of September 30, 2009 and December 31, 2008, respectively and is reflected in accrued expenses in the accompanying consolidated balance sheets.

9.	Commitments and Contingencies

Roberta Feinstein v. WebMD Health Corporation, et al.

In June 2009, a purported class action was filed on behalf of stockholders of the Company in the Supreme Court of the State of New York, County of New York. Roberta Feinstein v. WebMD Health Corporation, et al., No. 650369/2009 (Sup. Ct. N.Y. Co.). The action names as defendants: the Company; certain directors of the Company; and HLTH. The action alleges, among other things, that the members of the Company’s Board of Directors breached their fiduciary duties of care, loyalty, good faith and candor in agreeing to the HLTH Merger and have attempted to unfairly deprive the Company’s stockholders of the true value of their investment in the Company, with the action containing additional allegations that HLTH aided and abetted the breaches of fiduciary duty of the Company’s directors. The lawsuit seeks, among other things, to certify plaintiff as class representative, a declaration that the members of the Company’s Board of Directors have breached their fiduciary duties, and an award of attorneys’ and experts’ fees and expenses. The Company believes that the class claim asserted by the Company’s stockholders relating to the HLTH Merger is without merit and intends to contest it vigorously.

Other

In the normal course of business, the Company and its subsidiaries are involved in various other claims and legal proceedings. While the ultimate resolution of these matters, including those discussed in Note 11 to the Consolidated Financial Statements included in the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2009, has yet to be determined, the Company does not believe that their outcomes will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

For information regarding commitments and contingencies involving HLTH, see Note 11 below.

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

HLTH Plans

Certain WebMD employees participate in the stock-based compensation plans of HLTH (collectively, the “HLTH Plans”). Under the HLTH Plans certain of the Company’s employees have received grants of options to purchase shares of HLTH Common Stock and restricted shares of HLTH Common Stock. Additionally, all eligible WebMD employees were provided the opportunity to participate in HLTH’s employee stock purchase plan through April 30, 2008. All unvested options to purchase shares of HLTH Common Stock and restricted shares of HLTH Common Stock held by the Company’s employees as of the effective date of the IPO continue

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to vest under the original terms of those awards. An aggregate of 2,505,557 shares of HLTH Common Stock remained available for grant under the HLTH Plans at September 30, 2009. Following the HLTH Merger, the HLTH Plans became WebMD Plans and no further grants will be made by WebMD under the HLTH Plans. For additional information on the HLTH Merger, see Note 11 below.

Stock Options

Generally, options under the HLTH Plans vest and become exercisable ratably over periods ranging from three to five years based on their individual grant dates, subject to continued employment on the applicable vesting dates. The majority of options granted under the HLTH Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of HLTH’s Common Stock on the date of grant. The following table summarizes activity for the HLTH Plans relating to the Company’s employees during the nine months ended September 30, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Shares	per Share	(In Years)	Value(1)

Outstanding at January 1, 2009	7,685,557	$13.80
Exercised	(1,115,305)	9.11
Forfeited	(628,205)	16.46
Net transfers from HLTH	315,375	11.73

Outstanding at September 30, 2009	6,257,422	$14.26	2.3	$19,349

Vested and exercisable at the end of the period	5,850,172	$14.52	1.9	$17,659

(1)	The aggregate intrinsic value is based on the market price of HLTH’s Common Stock on September 30, 2009, which was $14.61, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on September 30, 2009.

Proceeds received by HLTH from the exercise of options to purchase HLTH Common Stock were $2,136 and $10,163 during the three and nine months ended September 30, 2009, respectively, and $3,383 and $5,816 during the three and nine months ended September 30, 2008, respectively. The intrinsic value related to the exercise of these stock options was $1,035 and $3,139 during the three and nine months ended September 30, 2009, respectively, and $2,523 and $3,424 during the three and nine months ended September 30, 2008, respectively.

Restricted Stock Awards

HLTH Restricted Stock consists of shares of HLTH Common Stock which have been awarded to employees with restrictions that cause them to be subject to substantial risk of forfeiture and restrict their sale or other transfer by the employee until they vest. Generally, HLTH Restricted Stock awards vest ratably over periods ranging from three to five years from their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity of non-vested HLTH Restricted Stock:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Beginning balance at January 1, 2009	—	$—
Net transfers from HLTH	23,000	11.29

Ending balance at September 30, 2009	23,000	11.29

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

WebMD Plans

During September 2005, the Company adopted the 2005 Long-Term Incentive Plan (as amended, the “2005 Plan”). Additionally, in connection with the acquisition of Subimo, LLC in December 2006, the Company adopted the WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (as amended, the “Subimo Plan”). The terms of the Subimo Plan are similar to the terms of the 2005 Plan but it has not been approved by the Company’s stockholders. Awards under the Subimo Plan were made on the date of the Company’s acquisition of Subimo, LLC in reliance on the NASDAQ Global Select Market exception to shareholder approval for equity grants to new hires. No additional grants will be made under the Subimo Plan. The 2005 Plan and the Subimo Plan are referred to below as the “WebMD Plans.” The maximum number of shares of the Company’s Class A Common Stock that may be subject to options or restricted stock awards under the WebMD Plans was 14,980,574 as of September 30, 2009, subject to adjustment in accordance with the terms of the WebMD Plans. The Company had an aggregate of 2,062,157 shares of Class A Common Stock available for future grants under the WebMD Plans at September 30, 2009. Shares of Class A Common Stock are issued from the Company’s treasury stock when options are exercised or restricted stock is granted to the extent shares are available in the Company’s treasury, otherwise new Class A Common Stock is issued in connection with these transactions.

Stock Options

Generally, options under the WebMD Plans vest and become exercisable ratably over periods ranging from four to five years based on their individual grant dates, subject to continued employment on the applicable vesting dates. The options granted under the WebMD Plans expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of the Company Class A Common Stock on the date of grant. The following table summarizes activity for the WebMD Plans during the nine months ended September 30, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Shares	per Share	(In Years)	Value(1)

Outstanding at January 1, 2009	10,284,236	$25.46
Granted	604,900	27.68
Exercised	(312,051)	17.73
Forfeited	(675,250)	27.89

Outstanding at September 30, 2009	9,901,835	$25.68	8.2	$88,616

Vested and exercisable at the end of the period	3,091,658	$24.09	6.4	$34,630

(1)	The aggregate intrinsic value is based on the market price of the Company’s Class A Common Stock on September 30, 2009, which was $33.12, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on September 30, 2009.

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

	Nine Months Ended
	September 30,
	2009	2008

Expected dividend yield	0%	0%
Expected volatility	0.56	0.44
Risk free interest rate	1.46%	2.46%
Expected term (years)	3.31	3.25
Weighted-average fair value of options granted during the period	$11.03	$10.75

Restricted Stock Awards

The Company’s Restricted Stock consists of shares of the Company Class A Common Stock which have been awarded to employees with restrictions that cause them to be subject to substantial risk of forfeiture and restrict their sale or other transfer by the employee until they vest. Generally, the Company’s Restricted Stock awards vest ratably over periods ranging from four to five years from their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity of non-vested Company Restricted Stock during the nine months ended September 30, 2009:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Beginning balance at January 1, 2009	706,009	$25.22
Granted	59,000	30.54
Vested	(91,688)	21.74
Forfeited	(50,908)	29.65

Ending balance at September 30, 2009	622,413	25.88

Proceeds received from the exercise of options to purchase shares of the Company’s Class A Common Stock were $2,236 and $5,532 during the three and nine months ended September 30, 2009, respectively, and $1,061 and $3,453 during the three and nine months ended September 30, 2008, respectively. The intrinsic value related to the exercise of these stock options, as well as the fair value of shares of the Company’s Restricted Stock that vested was $4,410 and $6,017 during the three and nine months ended September 30, 2009, respectively, and $3,299 and $5,769 during the three and nine months ended September 30, 2008, respectively.

Employee Stock Purchase Plan

HLTH’s Employee Stock Purchase Plan (“ESPP”) allowed eligible employees of the Company the opportunity to purchase shares of HLTH Common Stock through payroll deductions, up to 15% of a participant’s annual compensation with a maximum of 5,000 shares available per participant during each purchase period. The purchase price of the stock was 85% of the fair market value on the last day of each purchase period. There were 31,787 shares of HLTH Common Stock issued to the Company’s employees under HLTH’s ESPP during the nine months ended September 30, 2008. The ESPP was terminated effective April 30, 2008.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other

At the time of the IPO and each year on the anniversary of the IPO, the Company issued shares of its Class A Common Stock to each non-employee director with a value equal to their annual board and committee retainers. The Company recorded $85 of stock-based compensation expense during the three months ended September 30, 2009 and 2008 and $255 during the nine months ended September 30, 2009 and 2008 in connection with these issuances.

Additionally, the Company recorded $279 and $837 of stock-based compensation expense during the three and nine months ended September 30, 2008, respectively, in connection with a stock transferability right for shares required were issued in connection with the acquisition of Subimo, LLC by the Company.

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

HLTH Plans:
Stock options	$49	$70	$(167)	$126
Restricted stock	56	9	56	26
WebMD Plans:
Stock options	4,495	2,655	14,011	8,163
Restricted stock	929	469	2,887	1,331
ESPP	—	—	—	32
Other	132	372	323	1,097

Total stock-based compensation expense	$5,661	$3,575	$17,110	$10,775

Included in:
Cost of operations	$1,743	$997	$4,921	$2,930
Sales and marketing	1,948	1,215	5,499	3,602
General and administrative	2,055	1,300	6,601	4,125

Income (loss) from continuing operations	5,746	3,512	17,021	10,657
Income (loss) from discontinued operations, net of tax	(85)	63	89	118

Total stock-based compensation expense	$5,661	$3,575	$17,110	$10,775

As of September 30, 2009, approximately $994 and $63,864 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 3.4 years and 3.3 years, related to the HLTH Plans and the WebMD Plans, respectively.

11.	Subsequent Events

Tender Offer for WebMD Common Stock

On November 3, 2009, the Company announced its intention to commence a tender offer to purchase up to 5,700,000 shares of its common stock at a price of $36.00 per share (the “Tender Offer”). The Tender Offer is expected to be completed in December 2009, subject to a number of terms and conditions.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

HLTH Merger

As previously disclosed, on October 23, 2009, HLTH and the Company completed their merger (the “HLTH Merger”) with WebMD continuing as the surviving corporation and each share of HLTH Common Stock being converted into 0.4444 shares of WebMD Common Stock. In the HLTH Merger, the outstanding shares of WebMD’s Class B Common Stock (all of which were held by HLTH) were cancelled. The shares of the Company’s Class A Common Stock were unchanged in the HLTH Merger and continue to trade on the NASDAQ Global Select Market under the symbol “WBMD”; however, they are no longer referred to as “Class A” because the HLTH Merger eliminated both the Company’s Class B Common Stock held by HLTH and the dual-class stock structure that had existed at the Company.

The applicable accounting treatment for the HLTH Merger results in HLTH being treated as the acquiring entity and, as a result, the pre-acquisition consolidated financial statements of HLTH will be treated as the historical financial statements of the Company going forward and will be included in the Company’s Annual Report on Form 10-K for the year ending December 31, 2009. However, since the HLTH Merger was completed after the end of the third quarter, the financial statements in this Quarterly Report on Form 10-Q relate only to the Company and the Company’s historical financial statements.

In connection with the HLTH Merger, WebMD automatically succeeded to all of HLTH’s remaining assets, liabilities and commitments. As of the October 23, 2009 merger date, HLTH’s more significant assets included approximately $385,000 in cash, auction rate securities with a fair value of approximately $145,000 and $67,500 of senior secured notes receivable from the purchasers of HLTH’s Porex business, which HLTH sold on October 19, 2009. Additionally, the Company assumed the remainder of HLTH’s net operating loss carryforwards (including those of WebMD) which total approximately $650,000, which will be used to reduce the federal tax obligations WebMD would otherwise be required to pay. The more significant liabilities the Company assumed from HLTH include $264,583 principal amount of 1.75% Convertible Notes (which are convertible into approximately 7.6 million shares of Common Stock of WebMD) and $250,300 principal amount of 3 1/8% Convertible Notes (which are convertible into approximately 7.1 million shares of Common Stock of WebMD). The holders of the 1.75% Convertible Notes and the 3 1/8% Convertible Notes can require the Company to repurchase the notes, beginning in June 2010 and September 2012, respectively. In addition, as a result of the completion of the HLTH Merger, the Company assumed, effective October 23, 2009, the commitments and contingencies of HLTH, including, but not limited to those described below.

Porex Corporation v. Kleanthis Dean Haldopoulos, Benjamin T. Hirokawa and Micropore Plastics, Inc.

On September 24, 2005, HLTH’s former subsidiary, Porex Corporation, filed a complaint in the Superior Court of Fulton County against two former employees of Porex, Dean Haldopoulos and Benjamin Hirokawa, and their corporation, Micropore Plastics, Inc. (“Micropore”), alleging misappropriation of Porex’s trade secrets and breaches of Haldopoulos’ and Hirokawa’s employment agreements, and seeking monetary and injunctive relief. The lawsuit was subsequently transferred to the Superior Court of DeKalb County, Georgia. On October 24, 2005, the defendants filed an Answer and Counterclaims against Porex. In the Answer and Counterclaims, the defendants allege that Porex breached non-disclosure and standstill agreements in connection with a proposed transaction between Porex and Micropore and engaged in fraud. The defendants also seek punitive damages and expenses of litigation. In connection with HLTH’s recent sale of Porex (described above in this Note 11), HLTH agreed to indemnify Porex for any liability that may be incurred by Porex with respect to defendants’ counterclaim against Porex and for certain legal fees of Porex in connection with the case.

Investigations by United States Attorney for the District of South Carolina and the SEC

As previously disclosed, the United States Attorney for the District of South Carolina has been conducting an investigation of HLTH, which HLTH first learned about on September 3, 2003. Based on the information available to the Company, it believes that the investigation relates principally to issues of financial accounting

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

improprieties relating to Medical Manager Corporation, a predecessor of HLTH (by its merger into HLTH in September 2000), and, more specifically, HLTH’s former Medical Manager Health Systems, Inc. subsidiary. Medical Manager Health Systems was a predecessor to Emdeon Practice Services, Inc., a subsidiary that HLTH sold to Sage Software in September 2006. The Company (and previously HLTH) has been cooperating and the Company intends to continue to cooperate fully with the U.S. Attorney’s Office. As previously reported, the Board of Directors of HLTH formed a special committee consisting solely of independent directors to oversee this matter with the sole authority to direct HLTH’s response to the allegations that have been raised and that special committee was reconstituted as a committee of the Board of Directors of the Company following the HLTH Merger. As previously disclosed, the Company understands that the SEC is also conducting a formal investigation into this matter. In connection with the EPS Sale, HLTH agreed to indemnify Sage Software with respect to this matter.

The United States Attorney for the District of South Carolina announced on January 10, 2005, that three former employees of Medical Manager Health Systems each had agreed to plead guilty to one count of mail fraud and that one such employee had agreed to plead guilty to one count of tax evasion for acts committed while they were employed by Medical Manager Health Systems. According to the Informations, Plea Agreements and Factual Summaries filed by the United States Attorney in, and available from, the District Court of the United States for the District of South Carolina — Beaufort Division, on January 7, 2005, the three former employees and other then unnamed co-schemers were engaged in schemes between 1997 and 2002 that included causing companies acquired by Medical Manager Health Systems to pay the former vice president in charge of acquisitions and co-schemers kickbacks which were funded through increases in the purchase price paid by Medical Manager Health Systems to the acquired companies and that included fraudulent accounting practices to artificially inflate the quarterly revenues and earnings of Medical Manager Health Systems when it was an independent public company called Medical Manager Corporation from 1997 through 1999, when and after it was acquired by Synetic, Inc. in July 1999, and when and after it became a subsidiary of HLTH in September 2000. A fourth former officer of Medical Manager Health Systems pled guilty to similar activities later in 2005.

On December 15, 2005, the United States Attorney announced indictments of the 10 former officers and employees of Medical Manager Health Systems including Michael A. Singer, a former Chief Executive Officer of Medical Manager Health Systems and a former director of HLTH, who was last employed by HLTH as its Executive Vice President, Physician Software Strategies until February 2005, John H. Kang, a former President of Medical Manager Health Systems, who was employed until May 2001 and John P. Sessions, a former President and Chief Operating Officer of Medical Manager Health Systems, who was employed until September 2003. The indictment initially charged the defendants with conspiracy to commit mail, wire and securities fraud, a violation of Title 18, United States Code, Section 371 and conspiracy to commit money laundering, a violation of Title 18, United States Code, Section 1956(h) but the second count was dismissed in early 2009. The allegations set forth in the indictment describe activities that are substantially similar to those described above with respect to the January 2005 plea agreements. One of the defendants passed away in 2008 and was dismissed from the indictment. One other defendant was dismissed from the case and one defendant was severed from the case and his case was transferred to Tampa, Florida. The trial of the other seven indicted former officers and directors of Medical Manager Health Systems is scheduled to begin on January 19, 2010.

Based on the information it has obtained to date, including that contained in the court documents filed by the United States Attorney in South Carolina, the Company does not believe that any member of HLTH’s senior management whose duties were not primarily related to the operations of Medical Manager Health Systems during the relevant time periods engaged in any of the violations or improprieties described in those court documents. The Company understands, however, that in light of the nature of the allegations involved, the U.S. Attorney’s office has been investigating all levels of HLTH’s and the Company’s management. The Company has not uncovered information that it believes would require a restatement for any of the years covered by HLTH’s financial statements. In addition, the Company believes that the amounts of the kickback payments referred to in the court documents have already been reflected in the financial statements of HLTH to the extent required.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following the completion of the HLTH Merger, the Company has assumed certain indemnity obligations of HLTH to advance amounts for reasonable defense costs for the eight former officers and directors of EPS. During the nine months ended September 30, 2009 and during the years ended December 31, 2008 and 2007, HLTH recorded pre-tax charges of $28,800, $29,078 and $73,347, respectively, related to its estimated liability with respect to these indemnity obligations. As of September 30, 2009, HLTH’s remaining liability related to this indemnification obligation is estimated to be between $46,900 to $62,400.

Directors & Officers Liability Insurance Coverage Litigation

On July 23, 2007, HLTH commenced litigation (the “Coverage Litigation”) in the Court of Chancery of the State of Delaware in and for New Castle County against ten insurance companies in which HLTH was seeking to compel the defendant companies (collectively, the “Defendants”) to honor their obligations under certain directors and officers liability insurance policies (the “Policies”). HLTH was seeking an order requiring the Defendants to advance and/or reimburse expenses that HLTH has incurred and that the Company expects to continue to incur for the advancement of the reasonable defense costs of initially ten, and now eight, former officers and directors of HLTH’s former EPS subsidiary who were indicted in connection with the investigation by United States Attorney for the District of South Carolina described above in this Note 11 (the “Investigation”).

Pursuant to a stipulation among the parties, the Coverage Litigation was transferred on September 13, 2007 to the Superior Court of the State of Delaware in and for New Castle County. The Policies were issued to HLTH and to EPS, which is a co-plaintiff with the Company in the Coverage Litigation (collectively, the “Plaintiffs”). EPS was sold in September 2006 to Sage Software and has changed its name to Sage Software Healthcare, Inc. (“SSHI”). In connection with HLTH’s sale of EPS to Sage Software, HLTH retained certain obligations relating to the Investigation and agreed to indemnify Sage Software and SSHI with respect to certain expenses in connection with the Investigation. The Company has assumed HLTH’s obligations as a result of the HLTH Merger. HLTH retained the right to assert claims and recover proceeds under the Policies on behalf of SSHI and the Company has succeeded to HLTH’s rights as a result of the HLTH Merger.

Prior to the filing of the Second Amended Complaint which is discussed below, the Policies at issue in the Coverage Litigation consisted of two separate groups of insurance policies. Each group of policies consists of several layers of coverage, with different insurers having agreed to provide specified amounts of coverage at various levels. The first group of policies was issued to EPS in the amount of $20,000 (the “EPS Policies”) and the second group of policies was issued to Synetic, Inc. (the former parent of EPS, which merged into HLTH) in the amount of $100,000, of which approximately $3,600 was paid by the primary carrier with respect to another unrelated matter (the “Synetic Policies”).

The carrier with the third level of coverage in the Synetic Policies filed a motion for summary judgment in the Coverage Litigation, which most of the carriers who have issued the Synetic Policies joined, which sought summary judgment that any liability to pay defense costs should be allocated among the three sets of policies available to HLTH (including the policies with respect to which the Coverage Litigation relates and a third set of policies the issuers of which had not yet been named by HLTH) such that the Synetic Policies would only be liable to pay about $23,000 of the $96,400 total coverage available under such policies. HLTH filed its opposition to the motion together with its motion for summary judgment against such carrier and several other carriers who have issued the Synetic Policies seeking to require such carriers to advance payment of the defense costs that HLTH is obligated to pay while the Coverage Litigation is pending. On July 31, 2008, the Superior Court for the State of Delaware denied the motion filed by the carriers seeking allocation and granted HLTH’s motion for partial summary judgment to enforce the duty of such carriers to advance and reimburse these costs. Pursuant to the Court’s order, the issuers of the Synetic Policies reimbursed HLTH for its costs as described above.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 9, 2008 and February 4, 2009, respectively, the eighth and ninth level carriers of the Synetic Policies notified HLTH that they believe that they were not bound by the Court’s July 31, 2008 order regarding the duty of the Synetic carriers to advance and reimburse defense costs. This resulted in HLTH making a motion to the Court on February 23, 2009 to require such eighth and ninth level carriers to advance and reimburse defense costs. HLTH has since settled with the eighth level carrier. Under the terms of the settlement such carrier will pay, in full and final settlement, an agreed-upon percentage of the policy amount against each payment of defense costs made by HLTH as such policy continues to be implicated. On April 15, 2009, the ninth level carrier made a cross-motion for summary judgment claiming that, in light of a policy endorsement applicable only to the ninth level carrier, because of the time period during which the conspiracy charged in the Second Superseding Indictment is alleged to have taken place, the Synetic Policy issued by such carrier does not cover HLTH’s indemnification obligations. HLTH believed that such carrier’s motion is without merit and responded to the motion. On July 15, 2009, the Court granted summary judgment in favor of the ninth level carrier and unless and until the Company successfully appeals such decision the ninth level carrier is not liable to pay any portion of the $10,000 total coverage of its policy with respect to HLTH’s indemnification obligations. As of September, 30, 2009, $79,000 has been paid by insurance companies representing the EPS Policies and the Synetic Policies through a combination of payment under the terms of the Policies, payment under reservation of rights or through settlement. Of this amount, $57,600 represents the portion received through settlement.

On November 17, 2008, HLTH filed a Second Amended Complaint which added four new insurance companies as defendants in the Coverage Action. These carriers are the issuers of a third set of policies (the “Emdeon Policies”) that provide coverage with respect to HLTH’s indemnification obligations to the former officers and directors of HLTH’s former EPS subsidiary who were indicted in connection with the Investigation. All but one of the carriers who issued the Emdeon Policies moved for summary judgment asserting that exclusions in the Emdeon Policies preclude coverage for HLTH’s indemnification obligations and HLTH filed motions seeking to compel such carriers to advance defense costs that HLTH is obligated to indemnify. The policy issued by the carrier who did not join in the motion contains language that was the subject of the opinions discussed below. On August 31, 2009, the Court issued two opinions. In the first opinion, the Court granted summary judgment in favor of HLTH with respect to one of the exclusions asserted by the carriers who issued the Emdeon Policies. In the second opinion, the Court granted summary judgment in favor of the carriers with respect to the other exclusion asserted by such carriers. One of the carriers only joined in the first motion with respect to which HLTH prevailed, although the policy issued by such carrier also contains language with respect to which the other carriers prevailed. The Company has made a motion to compel such carrier to advance defense costs and oral argument for such motion is scheduled for December 21, 2009. The implication of these opinions, when considered together, is that unless and until the Company successfully appeals the second opinion described above, the Company has (with the possible exception of the carrier who only joined in the motion regarding the first exclusion) effectively exhausted its insurance with respect to its obligation to indemnify the indicted individuals.

The insurance carriers assert that HLTH’s insurance policies provide that under certain circumstances, amounts advanced by the insurance companies in connection with the defense costs of the indicted individuals, may have to be repaid by HLTH, although amounts that HLTH has received in settlement from certain carriers is not subject to being repaid and any amounts paid by the eighth level carrier of the Synetic Policies will not have to be repaid. HLTH has obtained an undertaking from each indicted individual pursuant to which, under certain circumstances, such individual has agreed to repay defense costs advanced on such individual’s behalf.

There can be no assurance that the Company will ultimately prevail in the Coverage Litigation or that the Defendants will be required to provide funding on an interim basis pending the resolution of the Coverage Litigation. The Company intends to continue to satisfy HLTH’s legal obligations to the indicted individuals with respect to advancement of amounts for their defense costs.

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

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and is intended to provide an understanding of our results of operations, financial condition and changes in financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of our company, background information on certain trends and developments affecting our company, a description of our merger with HLTH Corporation (which we refer to as the HLTH Merger) and certain effects of the HLTH Merger and a discussion of how seasonal factors may impact the timing of our revenue.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective and often complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to the Consolidated Financial Statements contained in Exhibit 99.3 to the Current Report on Form 8-K that we filed on July 2, 2009 with the Securities and Exchange Commission (which we refer to as the SEC).

•	Transactions with HLTH. This section describes the services that we received from HLTH Corporation (which we refer to as HLTH) and the costs of these services, as well as the fees we charged HLTH for our services and our tax sharing agreement with HLTH.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

•	Results of Operations and Supplemental Financial and Operating Information. These sections provide our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on a consolidated basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of September 30, 2009.

•	Factors That May Affect Our Future Financial Condition or Results of Operations. This section describes circumstances or events that could have a negative effect on our financial condition or results of operations, or that could change, for the worse, existing trends in some or all of our businesses. The factors discussed in this section are in addition to factors that may be described elsewhere in this Quarterly Report.

In this MD&A, dollar amounts are in thousands, unless otherwise noted.

Introduction

Our Company

We are a leading provider of health information services to consumers, physicians and other healthcare professionals, employers and health plans through our public and private online portals and health-focused publications. Our public portals for consumers enable them to obtain health and wellness information (including information on specific diseases or conditions), check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest and participate in online communities with peers and experts. Our public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (which we refer to as CME) credit and communicate with peers. We also distribute our online content and services to other entities and generate revenue from these arrangements through the sale of advertising and sponsorship products and content syndication fees. We also provide e-detailing promotion and physician recruitment services for use by pharmaceutical, medical device and healthcare companies. We also provide print services including the publication of WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms. Our sponsors and advertisers include pharmaceutical, biotechnology, medical device and consumer products companies. Our private portals enable employers and health plans to provide their employees and members with access to personalized health and benefit information and decision-support technology that helps them to make more informed benefit, treatment and provider decisions. We also provide related services for use by such employees and members, including lifestyle education and personalized telephonic health coaching. We generate revenue from our private portals through the licensing of these portals to employers and health plans either directly or through distributors.

Recent Developments

Tender Offer for WebMD Common Stock.  On November 3, 2009, we announced our intention to commence a tender offer to purchase up to 5,700,000 shares of our common stock at a price of $36.00 per share (which we refer to as the Tender Offer). The Tender Offer is expected to be completed in December 2009, subject to a number of terms and conditions.

Completion of the HLTH Merger.  On October 23, 2009, stockholders of HLTH and WebMD approved the HLTH Merger and the transaction was completed later that day, with HLTH merging into WebMD and WebMD continuing as the surviving corporation. As described below under “— Effects of the HLTH Merger,” WebMD automatically succeeded to all of HLTH’s assets, liabilities and commitments upon completion of the HLTH Merger (other than the shares of WebMD Class B Common Stock owned by HLTH which were cancelled in the HLTH Merger). Prior to completion of the HLTH Merger, HLTH owned approximately 83% of the outstanding shares of capital stock of WebMD. The key reasons for the merger included allowing HLTH’s stockholders to participate directly in the ownership of WebMD, while eliminating HLTH’s controlling interest in WebMD and the inefficiencies associated with having two separate public companies, increasing the ability of WebMD to raise capital and to obtain financing, and improving the liquidity of WebMD Common Stock by significantly increasing the number of shares held by public stockholders.

In the HLTH Merger, each share of HLTH Common Stock was converted into 0.4444 shares of WebMD Common Stock and the outstanding shares of WebMD’s Class B Common Stock (all of which were held by HLTH) were cancelled. The shares of WebMD’s Class A Common Stock were unchanged in the HLTH Merger and continue to trade on the NASDAQ Global Select Market under the symbol “WBMD”; however, they are no longer referred to as “Class A” because the HLTH Merger eliminated both WebMD’s Class B Common Stock held by HLTH and the dual-class stock structure that had existed at WebMD. After giving effect to the exchange of HLTH Common Stock for WebMD Common Stock in the HLTH Merger on October 23, 2009, WebMD had 57,363,409 shares of stock outstanding (including unvested shares of restricted WebMD Common Stock).

Sale of Porex; Senior Secured Notes.  SNTC Holding, Inc., a wholly-owned subsidiary of HLTH, entered into a Stock Purchase Agreement, dated as of September 17, 2009, for the sale of HLTH’s Porex business (which we refer to as Porex) for $142,000, consisting of $74,500 in cash payable at closing, subject to customary adjustment based on the amount of Porex’s working capital, and $67,500 in senior secured notes (which we refer to as the Senior Secured Notes). The sale was completed on October 19, 2009. The Senior Secured Notes are secured by certain assets of the acquirer. The Senior Secured Notes accrue interest at a rate of 8.75% per annum, payable quarterly. The Senior Secured Notes were issued in four series: the Senior Secured Notes of the first, second and third series have an aggregate principal amount of $10,000 each and mature on the first, second and third anniversaries of the closing, respectively; and the Senior Secured Notes of the fourth series have an aggregate principal amount of $37,500 and mature on the fourth anniversary of the closing.

Effects of the HLTH Merger.  Since HLTH completed the sale of Porex prior to the HLTH Merger, WebMD was the only operating business of HLTH at the time the HLTH Merger closed. Accordingly, the completion of the HLTH Merger did not have a significant effect on the operations of WebMD since there were no HLTH business operations to combine with WebMD’s business operations and, while HLTH had previously been providing certain corporate services to WebMD under a Services Agreement and had certain other agreements with WebMD (as described below under “— Transactions with HLTH”), those agreements ceased when WebMD acquired HLTH. The employees and resources of HLTH used to provide services to WebMD under the Services Agreement became employees and resources of WebMD upon completion of the HLTH Merger.

WebMD, as the surviving company in the HLTH Merger, automatically became subject to HLTH’s liabilities and commitments and became owner of HLTH’s assets (other than the shares of WebMD Class B Common Stock that were cancelled in the HLTH Merger). The significant assets that WebMD succeeded to included cash and investments with a fair value of approximately $530,000 as of October 23, 2009 and the Senior Secured Notes received in connection with the sale of Porex, as described above under “— Sale of Porex; Senior Secured Notes”. The significant liabilities and commitments and contingencies assumed by WebMD in the HLTH Merger included the following:

•	Convertible Notes. As a result of the HLTH Merger, WebMD assumed HLTH’s obligations under the 3 1/8% Convertible Notes due September 1, 2025 (which we refer to as the 3 1/8% Notes) and the 1.75% Convertible Subordinated Notes due June 15, 2023 (which we refer to as the 1.75% Notes and, collectively with the 3 1/8% Notes, the Notes). Following the Merger, the Notes became convertible, in accordance with and subject to the provisions of the respective indentures pursuant to which they were issued, into the right to receive shares of WebMD Common Stock equal to the shares of Common Stock of HLTH into which such Notes would have been convertible prior to the completion of the HLTH Merger, multiplied by the .4444 HLTH Merger exchange ratio. As of the closing of the HLTH Merger, there were $250,300 principal amount of the 3 1/8% Notes outstanding (the conversion of which would result in the issuance of a total of approximately 7,145,000 shares of Common Stock of WebMD, representing a conversion price of $35.03 per share of WebMD Common Stock or 28.5503 shares of WebMD Common Stock for each $1,000 principal amount) and $264,583 principal amount of the 1.75% Notes outstanding (the conversion of which would result in the issuance of a total of approximately 7,640,000 shares of Common Stock of WebMD, representing a conversion price of $34.63 per share of WebMD Common Stock or 28.8759 shares of WebMD Common Stock for each $1,000 principal amount). The 3 1/8% Notes are convertible at any time at the option of the holder and the 1.75% Notes are convertible if the sale price of WebMD’s Common Stock exceeds 120% of the conversion price for specified periods and in certain other circumstances.

Unless previously redeemed or converted, the 3 1/8% Notes will mature on September 1, 2025. Interest on the 3 1/8% Notes accrues at the rate of 3 1/8% per annum and is payable semiannually on March 1 and September 1, commencing March 1, 2006. Holders of the 3 1/8% Notes may require WebMD to repurchase their 3 1/8% Notes on September 1, 2012, September 1, 2015 and September 1, 2020, at a price equal to 100% of the principal amount of the 3 1/8% Notes being repurchased, plus any accrued and unpaid interest, payable in cash. Additionally, the holders of the 3 1/8% Notes may require WebMD to repurchase the 3 1/8% Notes upon a change in control of WebMD at a price equal to 100% of the principal amount of the 3 1/8% Notes, plus accrued and unpaid interest, payable in cash or, at WebMD’s option, in shares of WebMD’s common stock or in a combination of cash and shares of WebMD’s common stock. The HLTH Merger is not considered to be a change of control for the 3 1/8% Notes. On or after September 5, 2010, September 5, 2011 and September 5, 2012, the 3 1/8% Notes are redeemable, at the option of WebMD, for cash at redemption prices of 100.893%, 100.446% and 100.0%, respectively, plus accrued and unpaid interest.

Unless previously redeemed or converted, the 1.75% Notes will mature on June 15, 2023. Interest on the 1.75% Notes accrues at the rate of 1.75% per annum and is payable semiannually on June 15 and December 15, commencing December 15, 2003. The 1.75% Notes are redeemable by WebMD after June 15, 2008 and prior to June 20, 2010, subject to certain conditions, including the sale price of WebMD’s Common Stock exceeding certain levels for specified periods. If the 1.75% Notes are redeemed by WebMD during this period, WebMD will be required to make additional interest payments. After June 20, 2010, the 1.75% Notes are redeemable at any time for cash at 100% of their principal amount. Holders of the 1.75% Notes may require WebMD to repurchase their 1.75% Notes on June 15, 2010, June 15, 2013 and June 15, 2018, for cash at 100% of the principal amount of the 1.75% Notes, plus accrued interest. Upon a change in control, holders may require WebMD to repurchase their 1.75% Notes for, at WebMD’s option, cash or shares of Common Stock of WebMD, or a combination thereof, at a price equal to 100% of the principal amount of the 1.75% Notes being repurchased. The HLTH Merger is not considered to be a change of control for the 1.75% Notes.

•	Porex Corporation v. Kleanthis Dean Haldopoulos, Benjamin T. Hirokawa and Micropore Plastics, Inc. On September 24, 2005, HLTH’s former subsidiary, Porex Corporation, filed a complaint in the Superior Court of Fulton County against two former employees of Porex, Dean Haldopoulos and Benjamin Hirokawa, and their corporation, Micropore Plastics, Inc. (which we refer to as Micropore), alleging misappropriation of Porex’s trade secrets and breaches of Haldopoulos’ and Hirokawa’s employment agreements, and seeking monetary and injunctive relief. The lawsuit was subsequently transferred to the Superior Court of DeKalb County, Georgia. On October 24, 2005, the defendants filed an Answer and Counterclaims against Porex. In the Answer and Counterclaims, the defendants allege that Porex breached non-disclosure and standstill agreements in connection with a proposed transaction between Porex and Micropore and engaged in fraud. The defendants also seek punitive damages and expenses of litigation. In connection with HLTH’s recent sale of Porex (described above under “— Sale of Porex; Senior Secured Notes”), HLTH agreed to indemnify Porex for any liability that may be incurred by Porex with respect to defendants’ counterclaim against Porex and for certain legal fees of Porex in connection with the case.

•	Investigations by United States Attorney for the District of South Carolina and the SEC. As previously disclosed, the United States Attorney for the District of South Carolina has been conducting an investigation of HLTH, which HLTH first learned about on September 3, 2003. Based on the information available to WebMD, it believes that the investigation relates principally to issues of financial accounting improprieties relating to Medical Manager Corporation, a predecessor of HLTH (by its merger into HLTH in September 2000), and, more specifically, HLTH’s former Medical Manager Health Systems, Inc. subsidiary. Medical Manager Health Systems was a predecessor to Emdeon Practice Services, Inc., a subsidiary that HLTH sold to Sage Software in September 2006. WebMD (and previously HLTH) has been cooperating and WebMD intends to continue to cooperate fully with the U.S. Attorney’s Office. As previously reported, the Board of Directors of HLTH formed a special committee consisting solely of independent directors to oversee this matter with the sole authority to direct HLTH’s response to the allegations that have been raised and that special committee was reconstituted as a committee of the Board of Directors of WebMD following the HLTH Merger. As previously disclosed, WebMD understands that the SEC is also conducting a formal investigation into this matter. In connection with the EPS Sale, HLTH agreed to indemnify Sage Software with respect to this matter.

The United States Attorney for the District of South Carolina announced on January 10, 2005, that three former employees of Medical Manager Health Systems each had agreed to plead guilty to one count of mail fraud and that one such employee had agreed to plead guilty to one count of tax evasion for acts committed while they were employed by Medical Manager Health Systems. According to the Informations, Plea Agreements and Factual Summaries filed by the United States Attorney in, and available from, the District Court of the United States for the District of South Carolina — Beaufort Division, on January 7, 2005, the three former employees and other then unnamed co-schemers were engaged in schemes between 1997 and 2002 that included causing companies acquired by Medical Manager Health Systems to pay the former vice president in charge of acquisitions and co-schemers kickbacks which were funded through increases in the purchase price paid by Medical Manager Health Systems to the acquired companies and that included fraudulent accounting practices to artificially inflate the quarterly revenues and earnings of Medical Manager Health Systems when it was an independent public company called Medical Manager Corporation from 1997 through 1999, when and after it was acquired by Synetic, Inc. in July 1999, and when and after it became a subsidiary of HLTH in September 2000. A fourth former officer of Medical Manager Health Systems pled guilty to similar activities later in 2005.

On December 15, 2005, the United States Attorney announced indictments of the 10 former officers and employees of Medical Manager Health Systems including Michael A. Singer, a former Chief Executive Officer of Medical Manager Health Systems and a former director of HLTH, who was last employed by HLTH as its Executive Vice President, Physician Software Strategies until February 2005, John H. Kang, a former President of Medical Manager Health Systems, who was employed until May 2001 and John P. Sessions, a former President and Chief Operating Officer of Medical Manager Health Systems, who was employed until September 2003. The indictment initially charged the defendants with conspiracy to commit mail, wire and securities fraud, a violation of Title 18, United States Code, Section 371 and conspiracy to commit money laundering, a violation of Title 18, United States Code, Section 1956(h) but the second count was dismissed in early 2009. The allegations set forth in the indictment describe activities that are substantially similar to those described above with respect to the January 2005 plea agreements. One of the defendants passed away in 2008 and was dismissed from the indictment. One other defendant was dismissed from the case and one defendant was severed from the case and his case was transferred to Tampa, Florida. The trial of the other seven indicted former officers and directors of Medical Manager Health Systems is scheduled to begin on January 19, 2010.

Based on the information it has obtained to date, including that contained in the court documents filed by the United States Attorney in South Carolina, WebMD does not believe that any member of HLTH’s senior management whose duties were not primarily related to the operations of Medical Manager Health Systems during the relevant time periods engaged in any of the violations or improprieties described in those court documents. WebMD understands, however, that in light of the nature of the allegations involved, the U.S. Attorney’s office has been investigating all levels of HLTH’s and WebMD’s management. WebMD has not uncovered information that it believes would require a restatement for any of the years covered by HLTH’s financial statements. In addition, WebMD believes that the amounts of the kickback payments referred to in the court documents have already been reflected in the financial statements of HLTH to the extent required.

Following the completion of the HLTH Merger, WebMD has assumed certain indemnity obligations of HLTH to advance amounts for reasonable defense costs for the eight former officers and directors of EPS. During the nine months ended September 30, 2009 and during the years ended December 31, 2008 and 2007, HLTH recorded pre-tax charges of $28,800, $29,078 and $73,347, respectively, related to its estimated liability with respect to these indemnity obligations. As of September 30, 2009, HLTH’s remaining liability related to this indemnification obligation is estimated to be between $46,900 to $62,400.

•	Directors & Officers Liability Insurance Coverage Litigation. On July 23, 2007, HLTH commenced litigation (which we refer to as the Coverage Litigation) in the Court of Chancery of the State of Delaware in and for New Castle County against ten insurance companies in which HLTH was seeking to compel the defendant companies (which we refer to collectively as the Defendants) to honor their obligations under certain directors and officers liability insurance policies (which we refer to as the Policies). HLTH was seeking an order requiring the Defendants to advance and/or reimburse expenses that HLTH has incurred and that WebMD expects to continue to incur for the advancement of the reasonable defense costs of initially ten, and now eight, former officers and directors of HLTH’s former EPS subsidiary who were indicted in connection with the investigation by United States Attorney for the District of South Carolina described above in “— Investigations by United States Attorney for the District of South Carolina and the SEC” (which we refer to as the Investigation).

Pursuant to a stipulation among the parties, the Coverage Litigation was transferred on September 13, 2007 to the Superior Court of the State of Delaware in and for New Castle County. The Policies were issued to HLTH and to EPS, which is a co-plaintiff with WebMD in the Coverage Litigation (which we refer to collectively as the Plaintiffs). EPS was sold in September 2006 to Sage Software and has changed its name to Sage Software Healthcare, Inc. (which we refer to as SSHI). In connection with

HLTH’s sale of EPS to Sage Software, HLTH retained certain obligations relating to the Investigation and agreed to indemnify Sage Software and SSHI with respect to certain expenses in connection with the Investigation. WebMD has assumed HLTH’s obligations as a result of the HLTH Merger. HLTH retained the right to assert claims and recover proceeds under the Policies on behalf of SSHI and WebMD has succeeded to HLTH’s rights as a result of the HLTH Merger.

Prior to the filing of the Second Amended Complaint which is discussed below, the Policies at issue in the Coverage Litigation consisted of two separate groups of insurance policies. Each group of policies consists of several layers of coverage, with different insurers having agreed to provide specified amounts of coverage at various levels. The first group of policies was issued to EPS in the amount of $20,000 (which we refer to as the EPS Policies) and the second group of policies was issued to Synetic, Inc. (the former parent of EPS, which merged into HLTH) in the amount of $100,000, of which approximately $3,600 was paid by the primary carrier with respect to another unrelated matter (which we refer to as the Synetic Policies).

The carrier with the third level of coverage in the Synetic Policies filed a motion for summary judgment in the Coverage Litigation, which most of the carriers who have issued the Synetic Policies joined, which sought summary judgment that any liability to pay defense costs should be allocated among the three sets of policies available to HLTH (including the policies with respect to which the Coverage Litigation relates and a third set of policies the issuers of which had not yet been named by HLTH) such that the Synetic Policies would only be liable to pay about $23,000 of the $96,400 total coverage available under such policies. HLTH filed its opposition to the motion together with its motion for summary judgment against such carrier and several other carriers who have issued the Synetic Policies seeking to require such carriers to advance payment of the defense costs that HLTH is obligated to pay while the Coverage Litigation is pending. On July 31, 2008, the Superior Court for the State of Delaware denied the motion filed by the carriers seeking allocation and granted HLTH’s motion for partial summary judgment to enforce the duty of such carriers to advance and reimburse these costs. Pursuant to the Court’s order, the issuers of the Synetic Policies reimbursed HLTH for its costs as described above.

On September 9, 2008 and February 4, 2009, respectively, the eighth and ninth level carriers of the Synetic Policies notified HLTH that they believe that they were not bound by the Court’s July 31, 2008 order regarding the duty of the Synetic carriers to advance and reimburse defense costs. This resulted in HLTH making a motion to the Court on February 23, 2009 to require such eighth and ninth level carriers to advance and reimburse defense costs. HLTH has since settled with the eighth level carrier. Under the terms of the settlement such carrier will pay, in full and final settlement, an agreed-upon percentage of the policy amount against each payment of defense costs made by HLTH as such policy continues to be implicated. On April 15, 2009, the ninth level carrier made a cross-motion for summary judgment claiming that, in light of a policy endorsement applicable only to the ninth level carrier, because of the time period during which the conspiracy charged in the Second Superseding Indictment is alleged to have taken place, the Synetic Policy issued by such carrier does not cover HLTH’s indemnification obligations. HLTH believed that such carrier’s motion is without merit and responded to the motion. On July 15, 2009, the Court granted summary judgment in favor of the ninth level carrier and unless and until WebMD successfully appeals such decision the ninth level carrier is not liable to pay any portion of the $10,000 total coverage of its policy with respect to HLTH’s indemnification obligations. As of September, 30, 2009, $79,000 has been paid by insurance companies representing the EPS Policies and the Synetic Policies through a combination of payment under the terms of the Policies, payment under reservation of rights or through settlement. Of this amount, $57,600 represents the portion received through settlement.

On November 17, 2008, HLTH filed a Second Amended Complaint which added four new insurance companies as defendants in the Coverage Action. These carriers are the issuers of a third set of policies (which we refer to as the Emdeon Policies) that provide coverage with respect to HLTH’s indemnification obligations to the former officers and directors of HLTH’s former EPS subsidiary who were indicted in connection with the Investigation. All but one of the carriers who issued the Emdeon

Policies moved for summary judgment asserting that exclusions in the Emdeon Policies preclude coverage for HLTH’s indemnification obligations and HLTH filed motions seeking to compel such carriers to advance defense costs that HLTH is obligated to indemnify. The policy issued by the carrier who did not join in the motion contains language that was the subject of the opinions discussed below. On August 31, 2009, the Court issued two opinions. In the first opinion, the Court granted summary judgment in favor of HLTH with respect to one of the exclusions asserted by the carriers who issued the Emdeon Policies. In the second opinion, the Court granted summary judgment in favor of the carriers with respect to the other exclusion asserted by such carriers. One of the carriers only joined in the first motion with respect to which HLTH prevailed, although the policy issued by such carrier also contains language with respect to which the other carriers prevailed. WebMD has made a motion to compel such carrier to advance defense costs and oral argument for such motion is scheduled for December 21, 2009. The implication of these opinions, when considered together, is that unless and until WebMD successfully appeals the second opinion described above, WebMD has (with the possible exception of the carrier who only joined in the motion regarding the first exclusion) effectively exhausted its insurance with respect to its obligation to indemnify the indicted individuals.

The insurance carriers assert that HLTH’s insurance policies provide that under certain circumstances, amounts advanced by the insurance companies in connection with the defense costs of the indicted individuals, may have to be repaid by HLTH, although amounts that HLTH has received in settlement from certain carriers is not subject to being repaid and any amounts paid by the eighth level carrier of the Synetic Policies will not have to be repaid. HLTH has obtained an undertaking from each indicted individual pursuant to which, under certain circumstances, such individual has agreed to repay defense costs advanced on such individual’s behalf.

There can be no assurance that WebMD will ultimately prevail in the Coverage Litigation or that the Defendants will be required to provide funding on an interim basis pending the resolution of the Coverage Litigation. WebMD intends to continue to satisfy HLTH’s legal obligations to the indicted individuals with respect to advancement of amounts for their defense costs.

Accounting Treatment of the HLTH Merger.  The applicable accounting treatment for the HLTH Merger results in HLTH being treated as the acquiring entity and, as a result, the pre-acquisition consolidated financial statements of HLTH will be treated as the historical financial statements of WebMD going forward and will be included in WebMD’s Annual Report on Form 10-K for the year ending December 31, 2009. However, since the HLTH Merger was completed after the end of the third quarter, the financial statements in this Quarterly Report on Form 10-Q relate only to WebMD and WebMD’s historical financial statements.

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

•	Changes in Health Plan Design; Health Management Initiatives. In a healthcare market where a greater share of the responsibility for healthcare costs and decision-making has been increasingly shifting to consumers, use of information technology (including personal health records) to assist consumers in making informed decisions about healthcare has also increased. We believe that through our WebMD Health and Benefits Manager tools, including our personal health record application, we are well positioned to play a role in this environment. However, our strategy depends, in part, on increasing usage of our private portal services by our employer and health plan clients’ employees and members, respectively. Increasing usage of our services requires us to continue to deliver and improve the underlying technology and develop new and updated applications, features and services. In addition, we face competition in the area of healthcare decision-support tools and online health management applications and health information services. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do, and may be better known than we are. We also expect that, for clients and potential clients in the industries most seriously affected by recent adverse changes in general economic conditions (including those in the financial services and automotive industries), we may continue to experience some reductions in initial contracts, contract expansions and contract renewals for our private portal services, as well as reductions in the size of existing contracts.

•	Healthcare Reform Legislation. Congress is currently considering significant healthcare reform legislation. Healthcare reform legislation, if enacted, may increase governmental involvement in healthcare and health insurance, may change the way health insurance is funded (including the role that employers play in such funding), may change reimbursement rates and other terms of such insurance coverage, may affect the way information technology is used in healthcare, and may otherwise change the environment in which healthcare industry participants operate and the specific roles such participants play in the industry. One important focus of healthcare reform is control of healthcare costs over the long term. We believe that our services can play an important role in efforts to reduce healthcare costs. Accordingly, healthcare reform may create opportunities for us, including with respect to personal health record applications and health and benefits decision-support tools and, more generally, with respect to our capabilities in providing health and wellness information and education. However, we are unable to predict future legislation or proposals with any certainty or to predict the effect they could have on our business, and healthcare industry participants may respond to healthcare reform legislation or to the uncertainties created by potential legislation by reducing their expenditures or postponing expenditure decisions, including expenditures for our services.

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

Divestiture of the Little Blue Book Print Directory Business.  In March 2009, we decided to divest the Little Blue Book print directory business (which we refer to as LBB). As a result, the historical financial information for LBB has been reflected as discontinued operations within the consolidated financial statements contained elsewhere in this Quarterly Report. During the three months ended June 30, 2009, we recorded an impairment charge of $8,300 to reduce the carrying value of LBB to its current estimated fair value. On September 30, 2009, we completed the sale of LBB in which we received cash proceeds of $2,590 and recognized a pre-tax gain of $27. The revenue and operating results of LBB had previously been reflected within our former publishing and other services operating segment. As a result of our decision to divest LBB, we eliminated the separate segment presentation for publishing and other services. We are currently reporting revenue in the following two categories: public portal advertising and sponsorship and private portal services.

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

On April 28, 2009, we entered into an amended and restated credit facility with an affiliate of Citigroup (which we refer to as the 2009 Credit Facility), replacing the 2008 Credit Facility. As of the date of this Quarterly Report, no borrowings have been made under the 2009 Credit Facility. The 2009 Credit Facility is secured by our ARS holdings (including, in some circumstances, interest payable on the ARS holdings). We can make borrowings under the 2009 Credit Facility until April 27, 2010. Any borrowings outstanding under the 2009 Credit Facility after February 26, 2010 become demand loans, subject to 60 days notice, with recourse only to the pledged collateral. Loan proceeds may be used for general working capital purposes or other lawful business purposes (including repurchases of our own securities), but not for purposes of buying, trading or carrying other securities. The interest rate applicable to borrowings under the 2009 Credit Facility will be the Open Federal Funds Rate plus 3.95%. The maximum that can be borrowed under the 2009 Credit Facility is 75% of the face amount of the pledged ARS holdings. As of September 30, 2009, the maximum that we would be able to borrow is $122,250. Removals of ARS from the pledged collateral (including upon their redemption or sale) will reduce the amount available for borrowing under the 2009 Credit Facility. The

2009 Credit Facility is governed by an amended and restated loan agreement, which contains customary representations and warranties of WebMD, as borrower, and certain affirmative covenants and negative covenants relating to the pledged collateral. Under the loan agreement, WebMD and the lender may, in certain circumstances, cause the pledged collateral to be sold, with the proceeds of any such sale required to be applied in full immediately to repayment of amounts borrowed.

HLTH had a similar non-recourse credit facility with an affiliate of Citigroup secured by its ARS holdings, which WebMD succeeded to as a result of the HLTH Merger. As of September 30, 2009, the maximum that HLTH was able to borrow under its credit facility was $142,350.

Seasonality

The timing of our revenue is affected by seasonal factors. Revenue within our public portal advertising and sponsorship is seasonal, primarily due to the annual spending patterns of the advertising and sponsorship clients of our public portals. This portion of our revenue is usually the lowest in the first quarter of each calendar year, and increases during each consecutive quarter throughout the year. The timing of revenue in relation to our expenses, much of which do not vary directly with revenue, has an impact on cost of operations, sales and marketing and general and administrative expenses as a percentage of revenue in each calendar quarter.

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

•	Long-Lived Assets. Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill, are amortized over their estimated useful lives, which we determined based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually, and whenever indicators of impairment are present. We use a discounted cash flow approach to determine the fair value of goodwill. There was no impairment of goodwill noted as a result of our impairment testing in 2008.

•	Fair Value of Investments. We hold investments in ARS which are backed by student loans, 97% guaranteed under the Federal Family Education Loan Program (FFELP), and had credit ratings of AAA or Aaa when purchased. Historically, the fair value of our ARS investments approximated par value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, all auctions involving these securities have failed. The result of a failed auction is that these ARS will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for our ARS holdings develop. We cannot be certain regarding the amount of time it will take for an auction market or other markets to develop. Additionally, approximately one-half of the auction rate securities we hold were, during 2009, either downgraded below AAA or placed on “watch” status by one or more of the major credit rating agencies.

We estimate the fair value of our ARS investments using an income approach valuation technique. Using this approach, expected future cash flows are calculated over the expected life of each security and are discounted to a single present value using a market required rate of return. Some of the more significant assumptions made in the present value calculations include (i) the estimated weighted average lives for the loan portfolios underlying each individual ARS and (ii) the required rates of return used to discount the estimated future cash flows over the estimated life of each security, which consider both the credit quality for each individual ARS and the market liquidity for these investments. Additionally, effective April 1, 2009, we adopted new authoritative guidance which required us to separate losses associated with our ARS into two categories, the portion of the loss which is considered credit loss and the portion of the loss which is due to other factors. As discussed above, certain of the auction rate securities we hold were, during 2009, downgraded below AAA by one or more of the major credit rating agencies. These revised credit ratings were a significant consideration in determining the estimated credit loss associated with our ARS. This new authoritative guidance is discussed in more detail in “— Recent Accounting Pronouncements — Accounting Pronouncements Adopted During 2009” below.

Our ARS have been classified as Level 3 assets as their valuation, including the portion of their valuation attributable to credit losses, requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. If different assumptions were used for the various inputs to the valuation approach including, but not limited to, assumptions involving the estimated lives of the ARS investments, the estimated cash flows over those estimated lives, and the estimated discount rates applied to those cash flows, the estimated fair value of these investments could be significantly higher or lower than the fair value we determined. We continue to monitor the market for auction rate securities as well as the individual ARS investments we own. We may be required to record losses in future periods, either realized or unrealized, if the fair value of our ARS deteriorates further.

•	Stock-Based Compensation. In December 2004, the FASB issued authoritative guidance which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the Consolidated Financial Statements based on their fair values. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in this model are expected dividend yield, expected volatility, risk-free interest rate and expected term. We elected to use the modified prospective transition method. Under the modified prospective transition method, awards that were granted or modified on or after January 1, 2006 are measured and accounted for in accordance with this guidance. Unvested stock options and restricted stock awards that were granted prior to January 1, 2006 will continue to be accounted for, using the same grant date fair value and same expense attribution method used under previously issued authoritative guidance, except that all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized for all stock-based compensation beginning January 1, 2006. As of September 30, 2009, approximately $994 and $63,864 of unrecognized stock-based compensation expense related to unvested awards of WebMD employees (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 3.4 years and 3.3 years, related to the HLTH and WebMD stock-based compensation plans, respectively.

•	Deferred Tax Assets. Our deferred tax assets are comprised primarily of net operating loss carryforwards on a separate return basis. Subject to certain limitations, these loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. A significant portion of our deferred tax assets are reserved for by a valuation allowance. In determining the need for a valuation allowance, management determined the probability of realizing deferred tax assets, taking into consideration factors including historical operating results, expectations of future earnings and taxable income. Management will continue to evaluate the need for a valuation allowance and, in the future, should management determine that realization of the net deferred tax asset is more likely than not, some or all of the remaining valuation allowance will be reversed, and our effective tax rate may be reduced by such reversal.

•	Transactions with HLTH. As discussed further below, our expenses reflect a services fee for an allocation of costs for corporate services provided by HLTH. Our expenses also reflect the allocation of a portion of the cost of HLTH’s healthcare plans and the allocation of stock-based compensation expense related to restricted stock awards and other stock-based compensation. We were also included in the consolidated federal tax return filed by HLTH thru the date of the HLTH Merger.

Transactions with HLTH

Agreements with HLTH

In connection with our initial public offering in September 2005, we entered into a number of agreements with HLTH governing the future relationship of the companies, including a Services Agreement, a Tax Sharing Agreement and an Indemnity Agreement. These agreements covered a variety of matters, including responsibility for certain liabilities, including tax liabilities, as well as matters related to HLTH providing us with administrative services, such as payroll, tax, employee benefit plan, employee insurance, intellectual property and legal services. These agreements are no longer in effect following the HLTH Merger on October 23, 2009 since HLTH merged into WebMD and no longer exists as a separate entity.

Charges from HLTH to WebMD

Corporate Services:  We were charged a services fee (which we refer to as the Services Fee) for costs related to corporate services provided to us by HLTH. The services that HLTH provided include certain administrative services, including payroll, accounting, tax planning and compliance, employee benefit plans and legal matters. In addition, we reimbursed HLTH for an allocated portion of certain expenses that HLTH incurred for outside services and similar items, including insurance fees, outside personnel, facilities costs, professional fees, software maintenance fees and telecommunications costs. HLTH agreed to make the services available to us for up to 5 years following the initial public offering. These expense allocations were determined on a basis that we and HLTH consider to be a reasonable assessment of the cost of providing these services, exclusive of any profit margin. The basis we and HLTH used to determine these expense allocations required management to make certain judgments and assumptions. The Services Fee is reflected in general and administrative expense within our consolidated statements of operations.

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

The following table summarizes the allocations reflected in our consolidated financial statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Corporate services	$1,312	$838	$3,442	$2,572
Healthcare expense	2,234	2,144	6,486	6,122
Stock-based compensation expense	105	79	(111)	184

Recent Accounting Pronouncements

Accounting Pronouncements Adopted During 2009

Effective January 1, 2009, we adopted the revised authoritative guidance on business combinations which changed existing practice, in part, as follows: (1) contingent consideration arrangements are now fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs are now expensed as incurred, rather than capitalized as part of the purchase price; (3) reversal of valuation allowances created in purchase accounting are now recorded through the income tax provision; and (4) in order to accrue for a restructuring plan in purchase accounting, all authoritative guidance would have to be met at the acquisition date. While the adoption of this standard did not have a material impact on our financial statements, it could materially change the accounting for business combinations consummated in the future and for tax matters relating to prior acquisitions settled subsequent to December 31, 2008.

Effective January 1, 2009, we adopted the authoritative guidance which clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. We reflected the impact on the three and nine months ended September 30, 2009 in the Net Income (Loss) Per Common Share section of Note 1 contained elsewhere in this Quarterly Report. The adoption of the new guidance did not have a material impact on the three and nine months ended September 30, 2008 financial statements.

In April 2009, the Financial Accounting Standards Board (which we refer to as the FASB) issued authoritative guidance requiring disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. Because this pronouncement applies only to financial statement disclosure, it did not have an impact on our results of operations, financial position or cash flows.

In April 2009, the FASB issued authoritative guidance which changed when and how to assess other-than-temporary impairments of securities and to improve the financial statement presentation of such impairments. A more detailed description of this new guidance and the impact of its adoption is discussed in Note 5 contained elsewhere in this Quarterly Report.

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This new guidance was effective for interim or annual financial periods ending after June 15, 2009. In response to this guidance, management has evaluated subsequent events through November 9, 2009, which is the date that our financial statements were filed.

In June 2009, the FASB issued authoritative guidance which established the FASB Accounting Standards Codification (“Codification”). On the effective date of this new guidance, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. This new guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009. Because this pronouncement applies only to financial statement disclosure, it did not have an impact on our results of operations, financial position or cash flows.

Accounting Pronouncements to be Adopted in the Future

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning January 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables. In addition, revenue under multiple element arrangements will be allocated using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We are currently evaluating the impact that this new guidance will have on our results of operations, financial position or cash flows.

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	$	%	$	%	$	%	$	%

Revenue	$111,568	100.0	$96,797	100.0	$300,463	100.0	$263,451	100.0
Costs and expenses:
Cost of operations	41,965	37.6	34,225	35.4	117,759	39.2	97,120	36.9
Sales and marketing	26,265	23.5	26,021	26.9	80,623	26.8	76,068	28.9
General and administrative	15,961	14.3	14,774	15.3	45,826	15.3	42,465	16.1
Depreciation and amortization	6,988	6.3	7,056	7.3	20,729	6.9	20,815	7.9
Interest income	834	0.7	2,616	2.8	2,733	0.9	8,419	3.2
Impairment of auction rate securities	—	—	—	—	—	—	27,406	10.4

Income from continuing operations before income tax provision	21,223	19.0	17,337	17.9	38,259	12.7	7,996	3.0
Income tax provision	8,622	7.7	7,375	7.6	15,469	5.1	15,308	5.8

Income (loss) from continuing operations	12,601	11.3	9,962	10.3	22,790	7.6	(7,312)	(2.8)
Income (loss) from discontinued operations, net of tax	190	0.2	804	0.8	(5,100)	(1.7)	1,095	0.4

Net income (loss)	$12,791	11.5	$10,766	11.1	$17,690	5.9	$(6,217)	(2.4)

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

Cost of operations consists of costs related to services and products we provide to customers and costs associated with the operation and maintenance of our public and private portals. These costs relate to editorial and production, Web site operations, non-capitalized Web site development costs, and costs associated with our lifestyle education and personalized telephonic coaching services, and costs related to the production and distribution of our publications. These costs consist of expenses related to salaries and related expenses, non-cash stock-based compensation, creating and licensing content, telecommunications, leased properties and printing and distribution.

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

Our discussions throughout this MD&A reference certain non-cash expenses. The following is a summary of our principal non-cash expenses:

•	Non-cash advertising expense. Expense related to the use of our prepaid advertising inventory that we received from News Corporation in exchange for equity instruments that HLTH issued in connection with an agreement it entered into with News Corporation in 1999 and subsequently amended in 2000. This non-cash advertising expense is included in sales and marketing expense when we use the asset for promotion of our brand.

•	Non-cash stock-based compensation expense. Expense related to awards of our restricted Class A Common Stock and awards of employee stock options, as well as awards of restricted HLTH Common Stock and awards of HLTH stock options that have been granted to certain of our employees. Expense also related to shares issued to our non-employee directors. Non-cash stock-based compensation expense is reflected in the same expense captions as the related salary costs of the respective employees.

The following table is a summary of our non-cash expenses included in the respective statements of operations captions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Advertising expense:
Sales and marketing	$—	$178	$1,753	$1,736

Stock-based compensation expense:
Cost of operations	$1,743	$997	$4,921	$2,930
Sales and marketing	1,948	1,215	5,499	3,602
General and administrative	2,055	1,300	6,601	4,125

Income (loss) from continuing operations	5,746	3,512	17,021	10,657
Income (loss) from discontinued operations, net of tax	(85)	63	89	118

Total stock-based compensation expense	$5,661	$3,575	$17,110	$10,775

Three and Nine Months Ended September 30, 2009 and 2008

The following discussion is a comparison of our results of operations on a consolidated basis for the three and nine months ended September 30, 2009 and 2008.

Revenue.  Our total revenue increased 15.3% and 14.0% to $111,568 and $300,463 in the three and nine months ended September 30, 2009, respectively, from $96,797 and $263,451 during the same periods last year. This increase is primarily due to higher revenue from our public portals. A more detailed discussion regarding changes in revenue is included below under “— Supplemental Financial and Operating Information.”

Cost of Operations.  Cost of operations increased to $41,965 and $117,759 in the three and nine months ended September 30, 2009, respectively, from $34,225 and $97,120 during the same periods last year. As a percentage of revenue, cost of operations was 37.6% and 39.2% in the three and nine months ended September 30, 2009, respectively, compared to 35.4% and 36.9% in the same periods last year. Included in cost of operations in 2009 were non-cash expenses related to stock-based compensation of $1,743 and $4,921 during the three and nine months ended September 30, 2009, respectively, compared to $997 and $2,930 during the same periods last year. The increases in non-cash expenses during the three and nine month periods of 2009 compared to the same periods last year were primarily related to stock options and restricted stock awards granted to our employees in December 2008. Cost of operations excluding non-cash expense was $40,222 and $112,838 in the three and nine months ended September 30, 2009, respectively, or 36.1% and 37.6% of revenue, compared to $33,228 and $94,190, or 34.3% and 35.8% of revenue during the same periods last year. The increase in absolute dollars, as well as the increase as a percentage of revenue during the three and nine months ended September 30, 2009 compared to the prior year periods was primarily attributable to an increase of $1,800 and $6,700 of development and distribution expense, respectively and an increase of $4,700 and $10,600 of website operations expense, respectively associated with the delivery of our advertising and sponsorship arrangements and increased traffic to our websites.

Sales and Marketing.  Sales and marketing expense increased to $26,265 and $80,623 in the three and nine months ended September 30, 2009, respectively, from $26,021 and $76,068 in the same periods last year. As a percentage of revenue, sales and marketing expense was 23.5% and 26.8% for the three and nine months ended September 30, 2009, respectively, compared to 26.9% and 28.9% during the same periods last year. Included in sales and marketing expense were non-cash expenses related to advertising of $1,753 in the nine months ended September 30, 2009, compared to $178 and $1,736 in the three and nine months ended September 30, 2008. There were no non-cash expenses related to advertising in the three months ended September 30, 2009. Also included in sales and marketing expense were non-cash expenses related to stock-based compensation of $1,948 and $5,499 in the three and nine months ended September 30, 2009, respectively, compared to $1,215 and $3,602 in the same periods last year. The increases in non-cash stock-based compensation expense were primarily related to stock options and restricted stock awards granted to our employees in December 2008. Sales and marketing expense, excluding non-cash expenses, was $24,317 and $73,371 or 21.8% and 24.4% of revenue in the three and nine months ended September 30, 2009, respectively, compared to $24,628 and $70,730 or 25.4% and 26.8% of revenue in the same periods last year. Sales and marketing expense excluding non-cash expenses, in absolute dollars, was generally consistent for the three months ended September 30, 2009 when compared to the prior year. The increase in absolute dollars for the nine months ended September 30, 2009 compared to the prior year, was primarily attributable to increases in compensation-related costs due to increased staffing and sales commissions related to higher revenue. The decrease as a percentage of revenue for the three and nine months ended September 30, 2009 compared to prior year was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in sales and marketing expense.

General and Administrative.  General and administrative expense increased to $15,961 and $45,826 in the three and nine months ended September 30, 2009, respectively, from $14,774 and $42,465 in the same periods last year. As a percentage of revenue, general and administrative expense was 14.3% and 15.3% for the three and nine months ended September 30, 2009, respectively, compared to 15.3% and 16.1% during the same periods last year. Included in general and administrative expense during the three and nine months ended September 30, 2009 was non-cash stock-based compensation expense of $2,055 and $6,601, respectively, compared to $1,300 and $4,125 in the same periods last year. The increases in non-cash stock-based compensation expense were primarily related to stock options and restricted stock awards granted to our employees in December 2008. General and administrative expense, excluding non-cash expenses, was $13,906 and $39,225 or 12.5% and 13.1% of revenue in the three and nine months ended September 30, 2009, respectively, compared to $13,474 and $38,340 or 13.9% and 14.6% of revenue in the same periods last year. Accordingly, general and administrative expenses excluding non-cash expenses, in absolute dollars, remained generally consistent for the three and nine months ended September 30, 2009 compared to the prior year periods and general and administrative expense as a percentage of revenue was slightly lower for the three and nine months ended September 30, 2009 compared to the prior year periods. As we were able to increase our revenue without incurring a proportional increase in general and administrative expense.

Depreciation and Amortization.  Depreciation and amortization expense remained consistent at $6,988 and $20,729 in the three and nine months ended September 30, 2009, respectively, and $7,056 and $20,815 in the same periods last year. The slight decrease over the prior year periods was due to lower amortization expense of approximately $880 and $2,321 during the three and nine months ended September 30, 2009, respectively, resulting from certain intangible assets becoming fully amortized which was partially offset by an increase in depreciation expense of approximately $812 and $2,235, during the three and nine months ended September 30, 2009, respectively, resulting from capital expenditures made in 2008 and 2009.

Interest Income.  Interest income decreased to $834 in the three months ended September 30, 2009 from $2,616 in the same period last year. Interest income decreased to $2,733 in the nine months ended September 30, 2009 from $8,419 in the same period last year. The decrease in the three and nine month periods resulted from decreases in the average interest rate of our investments, partially offset by increases in cash available for investment.

Income Tax Provision.  The income tax provision of $8,622 and $15,469 for the three and nine months ended September 30, 2009, respectively, and income tax provision of $7,375 and $15,308 for the three and nine months ended September 30, 2008, respectively, represents taxes related to federal, state and other jurisdictions. The effective tax rate was significantly higher in the prior nine month period since the income tax provision excludes a benefit for the impairment of ARS, as it is currently not deductible for tax purposes.

Income (Loss) from Discontinued Operations, Net of Tax.  Income (loss) from discontinued operations, net of tax, represents the Little Blue Book print directory business. During the nine months ended September 30, 2009, we recorded an impairment charge of $8,300 to reduce the carrying value of LBB to our current estimate of fair value. For additional information, see “Introduction — Background Information on Certain Trends and Developments — Divestiture of the Little Blue Book Print Directory Business” above.

Net Income (Loss).  Net income was $12,791 and $17,690 for the three and nine months ended September 30, 2009, compared to a net income (loss) of $10,766 and $(6,217) for the three and nine months ended September 30, 2008. Net loss for the nine months ended September 30, 2008 reflects the impairment charge of $27,406 related to our ARS during the three months ended March 31, 2008, while net income for the nine month period ended September 30, 2009 reflects the smaller charge with respect to the carrying value of LBB, net of tax, as described above.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue
Public portal advertising and sponsorship	$89,414	$74,658	$232,695	$197,523
Private portal services	22,154	22,139	67,768	65,928

	$111,568	$96,797	$300,463	$263,451

Earnings before interest, taxes, non-cash and other items (Adjusted EBITDA)	$33,123	$25,467	$75,029	$60,191
Interest, taxes, non-cash and other items
Interest income	834	2,616	2,733	8,419
Depreciation and amortization	(6,988)	(7,056)	(20,729)	(20,815)
Non-cash advertising	—	(178)	(1,753)	(1,736)
Non-cash stock-based compensation	(5,746)	(3,512)	(17,021)	(10,657)
Impairment of auction rate securities	—	—	—	(27,406)
Income tax provision	(8,622)	(7,375)	(15,469)	(15,308)

Income (loss) from continuing operations	12,601	9,962	22,790	(7,312)
Income (loss) from discontinued operations, net of tax	190	804	(5,100)	1,095

Net income (loss)	$12,791	$10,766	$17,690	$(6,217)

The following discussion is a comparison of the results of operations for our two groups of revenue and our Adjusted EBITDA for the three and nine months ended September 30, 2009 and 2008.

Public Portal Advertising and Sponsorship.  Public portal advertising and sponsorship revenue was $89,414, and $232,695 for the three and nine months ended September 30, 2009, respectively, an increase of $14,756 and $35,172 or 19.8% and 17.8%. The increase in public portal advertising and sponsorship revenue was primarily attributable to an increase in the number and average size of unique sponsored programs on our sites, including both brand sponsorship and educational programs. The number of such programs grew to 850, as of September 30, 2009 compared to 800 in the prior year period. In general, pricing remained relatively stable for our advertising and sponsorship programs and was not a significant source of the revenue increase. Public portal advertising and sponsorship revenue includes revenue previously referred to as “advertising and sponsorship” revenue and “content syndication and other” revenue, as well as other print service revenue (which consists primarily of revenue from advertising in WebMD the Magazine).

Private Portal Services.  Private portal services revenue was $22,154 and $67,768 for the three and nine months ended September 30, 2009, respectively, an increase of $15 and $1,840 or 0.1% and 2.8%. This increase was due to an increase in the number of companies using our private portal platform to 135 as of September 30, 2009 from 129 in the prior year period. In general, pricing remained relatively stable for our private portal services and was not a significant source of the revenue increase. We also have approximately 140 additional customers who purchase stand-alone decision support services from us. Private portal services revenue includes revenue previously referred to as “licensing” revenue.

Adjusted EBITDA.  Adjusted EBITDA increased to $33,123 and $75,029 in the three and nine months ended September 30, 2009, respectively, from $25,467 and $60,191 in the same periods last year. As a percentage of revenue, Adjusted EBITDA was 29.7% and 25.0% for the three and nine months ended September 30, 2009, respectively, compared to 26.3% and 22.8% during the same periods last year. This increase as a percentage of revenue was primarily due to higher revenue, without incurring a proportionate increase in overall expenses.

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

Liquidity and Capital Resources

As of September 30, 2009, we had $275,250 of cash and cash equivalents and we owned investments in ARS with a face value of $163,000 and a fair value of $126,564. While liquidity for our ARS investments is currently limited, we entered into a non-recourse credit facility with Citigroup in April 2009 that will allow us to borrow up to 75% of the face amount of our ARS holdings through April 2010. See “— Introduction — Background Information on Certain Trends and Developments — Non-Recourse Credit Facility” and “— Critical Accounting Policies and Estimates — Fair Value of Investments” above. Our working capital as of September 30, 2009 was $254,609.

Cash provided by operating activities of our continuing operations during the nine months ended September 30, 2009 was $87,474, compared to $77,547 for the nine months ended September 30, 2008, an increase of $9,927. This increase was comprised of an increase of $14,500 in cash provided by operating activities before interest income and changes in operating assets and liabilities, which reflects the impact of the increased revenues compared to the prior year period, offset by a decrease in interest income of $5,700 resulting from lower rates of return on invested balances. Changes in operating assets and liabilities contributed $10,300 of cash flow for the nine months ended September 30, 2009 compared to $9,300 in the prior year period. Cash provided by changes in operating assets and liabilities are primarily affected by fluctuations in the timing of each period end in relation to items such as payments received from customers, payments made to vendors, and internal payroll and billing cycles.

Cash used in investing activities of our continuing operations during the nine months ended September 30, 2009 was $9,491 which related to investments in property and equipment of $14,131 primarily to enhance our technology platform, partially offset by cash received from the sale of LBB of $2,590, from the sale of the ACS/ACP Business of $250 and from the sale of available-for-sale securities of $1,800. Cash used in investing activities of our continuing operations during the nine months ended September 30, 2008 was $98,481 which primarily related to net purchases of available-for-sale securities of $84,600 and investments in property and equipment of $15,014 primarily to enhance our technology platform.

Cash provided by financing activities of our continuing operations during the nine months ended September 30, 2009 and 2008 primarily related to proceeds from the issuance of common stock of $4,823 and $3,453, respectively.

Our liquidity and capital resources will be impacted during the fourth quarter of 2009 as a result of the completion of the HLTH Merger, which was completed on October 23, 2009. See “— Introduction — Recent Developments — Completion of the HLTH Merger” above. As a result of the HLTH Merger, we assumed the assets and liabilities of HLTH that WebMD did not already own prior to the HLTH Merger. As of the October 23, 2009 merger date, HLTH’s more significant assets included approximately $385,000 in cash, auction rate securities with a fair value of approximately $145,000 and the Senior Secured Notes, with a principal amount of $67,500, received from the purchasers of HLTH’s Porex business which HLTH sold on October 19, 2009. Additionally, WebMD assumed the remainder of HLTH’s net operating loss carryforwards (including those of WebMD) which total approximately $650,000, which will be used to reduce the federal tax obligations WebMD would otherwise be required to pay. The more significant liabilities we assumed from HLTH include $264,583 principal amount of 1.75% Convertible Notes (which are convertible into approximately 7.6 million shares of Common Stock of WebMD), $250,300 principal amount of 3 1/8% Convertible Notes (which are convertible into approximately 7.1 million shares of Common Stock of WebMD), and a remaining indemnification liability related to the legal defense costs of certain officers of a former subsidiary of HLTH, which is estimated to be approximately $46,900 to $62,400. The 1.75% Convertible Notes and the 3 1/8% Convertible Notes can be put to WebMD for cash, at the option of the holders, beginning in June 2010 and September 2012, respectively. As a result of the completion of the HLTH Merger on October 23, 2009, WebMD now has cash and investments of approximately $1 billion, convertible debt of approximately $515,000 and net operating losses of approximately $650,000.

Our liquidity and capital resources is also expected to be impacted in the near future as a result of the tender offer WebMD intends to commence. WebMD announced on November 3, 2009 that it intends to commence a tender offer to purchase up to 5.7 million shares of its common stock at a price per share of

$36.00 per share. WebMD would use cash of $205,200 if all 5.7 million shares are tendered at $36.00 per share.

Based on our plans and expectations as of the date of the Quarterly Report and taking into consideration issues relating to the liquidity of our ARS investments and the effects of the HLTH Merger on our assets and liabilities, we believe that our available cash resources and future cash flow from operations will provide sufficient cash resources to meet the commitments described above and to fund our currently anticipated working capital and capital expenditure requirements for up to twenty-four months. Our future liquidity and capital requirements will depend upon numerous factors, including retention of customers at current volume and revenue levels, our existing and new application and service offerings, competing technological and market developments, and potential future acquisitions. In addition, our ability to generate cash flow is subject to numerous factors beyond our control, including general economic, regulatory and other matters affecting us and our customers. We plan to continue to enhance our online services to our audience and sponsors and will continue to invest in acquisitions, strategic relationships, facilities, technological infrastructure and product development. We intend to grow our existing businesses and enter into complementary ones through both internal investments and acquisitions. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. We cannot assure you that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders. Future indebtedness may impose various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

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

Our ability to renew existing agreements with employers and health plans will depend, in part, on our ability to continue to increase usage of our private portal services by their employees and plan members

In a healthcare market where a greater share of the responsibility for healthcare costs and decision-making has been increasingly shifting to consumers, use of information technology (including personal health records) to assist consumers in making informed decisions about healthcare has also increased. We believe that through our WebMD Health and Benefits Manager platform, including our personal health record application, we are well positioned to play a role in this consumer-directed healthcare environment. However, our ability to renew existing agreements for these services depends, in part, on increasing usage of our private portal services by our employer and health plan clients’ employees and members. Increasing usage of our services requires us to continue to deliver and improve the underlying technology and develop new and updated applications, features and services. In addition, we face competition in the area of healthcare decision-support tools and online health management applications and health information services. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do, and may be better known than we are. We cannot provide assurance that we will be able to meet our development and implementation goals or that we will be able to compete successfully against other vendors offering competitive services and, if we are unable to do so, we may experience static or diminished usage for our private portal services and possible non-renewals of our customer agreements.

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

The comment period for these proposals ended on May 21, 2009. In September 2009, the ACCME determined not to take action on these proposals at this time. We cannot predict whether these or similar proposals may be considered in the future or what other alternatives may be considered by ACCME in the future. The elimination of, or restrictions on, commercial support for CME could adversely affect the volume of sponsored online CME programs implemented through our Web sites.

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

Other Risks Applicable to Our Company and to Ownership of Our Securities

Negative conditions in the market for certain auction rate securities may result in WebMD incurring a loss on such investments

As of September 30, 2009, HLTH and WebMD had a total of approximately $352.8 million (face value) of investments in certain auction rate securities (ARS). Those ARS had a book value of $272.0 million as of September 30, 2009. As a result of the HLTH Merger, WebMD now owns the ARS investments that were held by HLTH at the time of the HLTH Merger. The types of ARS investments that WebMD owns are backed by student loans, 97% of which are guaranteed under the Federal Family Education Loan Program (FFELP), and all had credit ratings of AAA or Aaa when purchased. WebMD does not own any other type of ARS investments.

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

Provisions in our organizational documents and Delaware law may inhibit a takeover, which could adversely affect the value of our Common Stock

Our Restated Certificate of Incorporation and Bylaws, as well as Delaware corporate law, contain provisions that could delay or prevent a change of control or changes in our management and Board of Directors that holders of our Common Stock might consider favorable and may prevent them from receiving a takeover premium for their shares. These provisions include, for example, our classified board structure and the authorization of our Board of Directors to issue up to 50 million shares of preferred stock without a stockholder vote. In addition, our Restated Certificate of Incorporation provides that stockholders may not act by written consent and may not call special meetings. These provisions apply even if an offer may be considered beneficial by some of our stockholders. If a change of control or change in management is delayed or prevented, the market price of our Common Stock could decline.

If certain transactions occur with respect to WebMD’s capital stock, limitations may be imposed on WebMD’s ability to utilize net operating loss carryforwards and tax credits to reduce its income taxes

WebMD has substantial accumulated net operating loss (NOL) carryforwards and tax credits available to offset taxable income in future tax periods. If certain transactions occur with respect to WebMD’s capital stock (including issuances, redemptions, recapitalizations, exercises of options, conversions of convertible debt, purchases or sales by 5%-or-greater shareholders and similar transactions) that result in a cumulative change of more than 50% of the ownership of capital stock over a three-year period (as determined under rules prescribed by the U.S. Internal Revenue Code and applicable Treasury regulations), an annual limitation would be imposed with respect to the ability to utilize WebMD’s NOL carryforwards and federal tax credits.

On November 25, 2008, HLTH repurchased 83,699,922 shares of its common stock in a tender offer. The tender offer resulted in a cumulative change of more than 50% of the ownership of HLTH’s capital, as determined under the applicable rules and regulations. As a result of this ownership change, there will be an annual limitation imposed on the ability to utilize WebMD’s NOL carryforwards and federal tax credits. The HLTH Merger may increase the possibility of another such annual limitation.

Because substantially all of WebMD’s NOL carryforwards have already been reduced by a valuation allowance for financial accounting purposes, we would not expect an annual limitation on the utilization of the NOL carryforwards to significantly reduce the net deferred tax asset, although the timing of cash flows may be impacted to the extent any such annual limitation deferred the utilization of NOL carryforwards to future tax years.

The ongoing investigations by the United States Attorney for the District of South Carolina and the SEC could negatively impact our company and how it is perceived

The United States Attorney for the District of South Carolina is conducting an investigation of our company. Based on the information available to us as of the date of this Quarterly Report, we believe that the investigation relates principally to issues of financial accounting improprieties for Medical Manager

Corporation, a predecessor of HLTH (by its merger into HLTH in September 2000), and Medical Manager Health Systems, a former subsidiary of HLTH; however, we cannot be sure of the investigation’s exact scope. In addition, we understand that the SEC is conducting a formal investigation into this matter. Adverse developments in connection with the investigations, if any, including as a result of matters that the authorities or WebMD may discover, could have a negative impact on our company and on how it is perceived by current and potential investors and customers.

WebMD intends to continue to fully cooperate with the authorities in this matter. We believe that the amount of the expenses that we will incur in connection with the investigations will continue to be significant and we are not able to determine, at this time, what portion of those amounts may ultimately be covered by insurance or may ultimately be repaid to us by individuals to whom we are advancing amounts for their defense costs. In connection with the sale of Emdeon Practice Services to Sage Software, HLTH agreed to indemnify Sage Software with respect to this matter and, following the completion of our merger with HLTH, we have assumed this obligation.

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

•	cash and cash equivalents on hand and marketable securities;

•	proceeds from the incurrence of indebtedness; and

•	proceeds from the issuance of common stock, preferred stock, convertible debt or of other securities.

The issuance of additional equity or debt securities could:

•	cause substantial dilution of the percentage ownership of our stockholders at the time of the issuance;

•	cause substantial dilution of our earnings per share;

•	subject us to the risks associated with increased leverage, including a reduction in our ability to obtain financing or an increase in the cost of any financing we obtain;

•	subject us to restrictive covenants that could limit our flexibility in conducting future business activities; and

•	adversely affect the prevailing market price for our outstanding securities.

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

As widely reported, financial markets experienced extreme disruption during portions of 2008 and 2009, including volatility in the prices of securities and severely diminished liquidity and availability of credit. Financing may continue to be difficult to obtain on acceptable terms and we could be forced to cancel or delay investments or transactions that we would otherwise have made.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal and maintain adequate liquidity, while at the same time maximizing the yield we receive from our investment portfolio.

Changes in prevailing interest rates will cause the fair value of certain of our investments to fluctuate, such as our investments in auction rate securities that generally bear interest at rates indexed to LIBOR. As of September 30, 2009, the fair market value of our auction rate securities was $127 million. However, our cash and money market investments, which approximate $275 million at September 30, 2009, are not subject to changes in fair value as a result of changes in interest rates.

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

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of September 30, 2009.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in WebMD’s internal control over financial reporting occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	Legal Proceedings

The information relating to legal proceedings contained in Note 9 and 11 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report is incorporated herein by this reference.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by WebMD during the three months ended September 30, 2009 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

	Total Number		Total Number of Shares	Approximate Dollar Value of Shares
	of Shares	Average Price	Purchased as Part of Publicly	that May Yet Be Purchased Under
Period	Purchased(1)	Paid per Share	Announced Plans or Programs(2)	the Plans or Programs(2)

7/01/09 - 7/31/09	—	$—	—	$30,000,000
8/01/09 - 8/31/09	—	$—	—	$30,000,000
9/01/09 - 9/30/09	17,683	$33.15	—	$30,000,000

Total	17,683	$33.15	—

(1)	Represents shares withheld from WebMD Restricted Class A Common Stock that vested during the respective periods in order to satisfy withholding requirements related to the vesting of the awards. The value of these shares was determined based on the closing price of WebMD Class A Common Stock on the vesting date.

(2)	Relates to the repurchase program that WebMD announced on December 4, 2008, at which time WebMD was authorized to use up to $30 million to purchase shares of its Class A Common Stock from time to time. As of September 30, 2009, no shares had been purchased under this repurchase program. For additional information, see Note 4 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WebMD Health Corp.

By:	/s/ Anthony Vuolo
Anthony Vuolo
Chief Operating Officer and
Chief Financial Officer

Date: November 9, 2009

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))
3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))
10.1	Letter Amendment, dated as of July 9, 2009, among HLTH Corporation, WebMD Health Corp. and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 14, 2009)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1	Section 1350 Certification of Chief Executive Officer of Registrant
32.2	Section 1350 Certification of Chief Financial Officer of Registrant
99.1	Explanation of Non-GAAP Financial Measures

E-1