Form 10-K
period 2009-12-31
WebMD Health Corp.
filed 2010-03-02
CIK 1326583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC (Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐     No ☑

As of June 30, 2009, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $265,246,000 (based on the closing price of the Common Stock of $29.92 per share on that date, as reported on the Nasdaq Global Select Market and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates).

As of February 25, 2010, there were 53,335,742 shares of Common Stock outstanding (including unvested shares of restricted Common Stock).

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s definitive proxy statement to be filed with the Commission relating to the registrant’s 2010 Annual Meeting of Stockholders is incorporated by reference into Part III.

WebMD®, Medscape®, CME Circle®, Medpulse®, eMedicine®, MedicineNet®, theheart.org®, RxList®, Select Quality Care®, Summex®, Medsite® and WebMD Health and Benefits Managersm are among the trademarks of WebMD Health Corp. or its subsidiaries.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. The following important risks and uncertainties could affect our future results, causing those results to differ materially from those expressed in our forward-looking statements:

•	failure to achieve sufficient levels of usage of our public and private portals;

•	the inability to successfully deploy new or updated applications or services;

•	competition in attracting consumers and healthcare professionals to our public portals and competition for advertisers and sponsors for our public portals;

•	events or conditions that have a negative effect on promotional or educational spending by pharmaceutical and biotechnology companies or on the portion of that spending used for Internet-based services like ours;

•	the inability to attract and retain qualified personnel;

•	adverse economic conditions and disruptions in the capital markets;

•	adverse changes in general business or regulatory conditions affecting the healthcare, information technology and Internet industries; and

•	the Risk Factors described in Item 1A of this Annual Report.

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

ii

DEFINITIONS OF CERTAIN MEASURES

In this Annual Report, we provide information regarding usage of The WebMD Health Network that we have determined using internal technology that identifies and monitors usage by individual computers and other electronic devices used to access the Internet (which we refer to, collectively, as electronic devices). As used in this Annual Report:

•	A “unique user” or “unique visitor” during any calendar month is an individual electronic device that accesses a Web site in The WebMD Health Network during the course of such calendar month, as determined by our tracking technology. Accordingly, with respect to such calendar month, once an individual electronic device accesses that Web site in The WebMD Health Network, that electronic device will generally be included in the total number of unique users or visitors for that month. Similarly, with respect to any calendar month, an electronic device accessing a specific Web site in The WebMD Health Network may only be counted once as a single unique user or visitor regardless of the number of times such electronic device accesses that Web site or the number of individuals who may use such electronic device. However, if that electronic device accesses more than one site within The WebMD Health Network during a calendar month, it will be counted once for each such site. An electronic device that does not access any of the Web sites in The WebMD Health Network during a particular calendar month is not included in the total number of unique users or visitors for that calendar month, even if such electronic device has, in the past, accessed one or more of these Web sites. In addition, if an electronic device blocks our tracking technology, it will be counted as a unique user or visitor in a particular month each time it visits one of our Web sites.

•	A “page view” is a Web page that is sent to the browser of an electronic device upon a request made by such electronic device and received by a server in The WebMD Health Network. The number of “page views” in The WebMD Health Network is not limited by its number of unique users or visitors. Accordingly, each unique user or visitor may generate multiple page views.

•	With respect to any given time period, “aggregate page views” are the total number of “page views” during such time period on all of the Web sites in The WebMD Health Network.

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

Our Class A Common Stock began trading on the NASDAQ National Market under the symbol “WBMD” on September 29, 2005 and later moved to the NASDAQ Global Select Market. On October 23, 2009, we completed a merger (which we refer to as the Merger) with HLTH Corporation, with WebMD continuing as the surviving corporation and each share of HLTH Common Stock being converted into 0.4444 shares of WebMD Common Stock. In the Merger, the outstanding shares of WebMD’s Class B Common Stock (all of which were held by HLTH) were cancelled. The shares of WebMD Class A Common Stock were unchanged in the Merger and continue to trade on the NASDAQ Global Select Market under the symbol “WBMD”; however, they are no longer referred to as “Class A” because the Merger eliminated both the Class B Common Stock held by HLTH and the dual-class stock structure that had existed at our company. For more information regarding the Merger and a description of the accounting treatment for the transaction, see Note 1 to the Consolidated Financial Statements included in this Annual Report.

Overview of Our Businesses

We are a leading provider of health information services to consumers, physicians and other healthcare professionals, employers and health plans through our public and private online portals and health-focused publications. The online healthcare information, decision-support applications and communications services that we provide:

•	enable consumers to obtain detailed information on a particular disease or condition, to locate physicians, to store individual healthcare information, to assess their personal health status, to receive periodic e-newsletters and alerts on topics of individual interest, and to participate in online communities with peers and experts;

•	enable physicians and other healthcare professionals to access clinical reference sources, to stay abreast of the latest clinical information, to learn about new treatment options, to earn continuing medical education (or CME) and continuing education (or CE) credit and to communicate with peers; and

•	enable employers and health plans to provide their employees and plan members with access to personalized health and benefit information and decision-support technology that helps them make more informed benefit, provider and treatment choices.

Public Portals.  The WebMD Health Network includes www.WebMD.com (which we sometimes refer to as WebMD Health), our primary public portal for consumers, and www.Medscape.com (which we sometimes refer to as Medscape from WebMD), our primary public portal for physicians and other healthcare professionals, as well as other sites through which we provide our branded health and wellness content, tools and services and select third party sites that WebMD supports. The WebMD Health Network does not include our private portals for employers and health plans, which are described below. In 2009, The WebMD Health Network had an average of approximately 61 million unique users per month and generated approximately six billion aggregate page views, and WebMD-owned sites accounted for approximately 95% of the unique users and approximately 98% of the page views.

WebMD Health and our other consumer portals help consumers take an active role in managing their health by providing objective healthcare and lifestyle information. Our content offerings for consumers include access to health and wellness news articles and features and decision-support services that help them make better informed decisions about treatment options, health risks and healthcare providers. Medscape from

WebMD and our other portals for healthcare professionals help them improve their clinical knowledge and practice of medicine. The original content of our professional sites, which includes daily medical news, commentary, conference coverage, expert columns and CME activities, is written by authors from widely respected clinical and academic institutions and edited and managed by our in-house editorial staff.

Our public portals generate revenue primarily through the sale of advertising and sponsorship products, as well as CME services that are described below. We do not charge user fees for access to our public portals. We develop sponsored programs that target specific groups of health-involved consumers, clinically active physicians and other healthcare professionals and place these programs on the most relevant areas of The WebMD Health Network so that our advertisers and sponsors are able to reach, educate and inform these target audiences. Our advertisers and sponsors consist primarily of pharmaceutical, biotechnology and medical device companies and consumer products companies whose products relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention. We also publish WebMD the Magazine, a consumer publication that we distribute free of charge to physicians for use in their office waiting rooms.

Private Portals.  Our private portal services enable employees and health plan members to make more informed benefit, treatment and provider decisions. We provide a secure, personalized user experience by integrating individual user data (including personal health information) and plan-specific data from our employer or health plan clients with decision-support applications and personal communication services. We also integrate into our private portals much of the content that we make available through our public portals. Our private portal applications are typically accessed through a client’s Web site or intranet and provide secure access for employees and plan members. We generate revenue from our private portals primarily through the licensing of our products to employers and health plans, either directly or through our distributors. We also offer telephone coaching services on a per participant basis across a population (employer or plan). Our private portals do not display or generate revenue from advertising or sponsorship.

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

PUBLIC PORTALS

Overview of The WebMD Health Network

Our content and services have made our public portals the leading online health information destinations for consumers, physicians and other healthcare professionals. In 2009, The WebMD Health Network had an average of approximately 61 million unique users per month and generated approximately six billion aggregate page views.

Owned Web Sites.  During 2009, WebMD-owned sites accounted for approximately 95% of The WebMD Health Network’s unique users and approximately 98% of its page views. The following provides a brief description of the WebMD-owned public portals in The WebMD Health Network:

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

Third Party Sites.  The WebMD Health Network also includes certain third party Web sites that WebMD supports. Those third party sites accounted for approximately 2.0% of the total page views on The WebMD Health Network during 2009. WebMD sells the advertising and program content on the areas of the third party Web sites that WebMD supports. Effective January 1, 2010, drugs.com became part of The WebMD Health Network. drugs.com provides free, accurate and independent information on prescription drugs, over-the-counter medicines and natural products.

Consumer Portals

Introduction.  Healthcare consumers increasingly seek to educate themselves online about their healthcare-related issues, motivated in part by the continued availability of new treatment options and in part by the larger share of healthcare costs they are being asked to bear due to changes in the benefit designs being offered by health plans and employers. The Internet has fundamentally changed the way consumers obtain information, enabling them to have immediate access to searchable information and dynamic interactive content. According to a study of health information technology by the National Center for Health Statistics of the Centers for Disease Control and Prevention (or CDC), approximately 51% of United States adults aged 18-64 had used the Internet to look up health information during the prior 12 months, based on a survey conducted in the first half of 2009. According to a June 2009 study by the Pew Internet & American Life Project, 61% of U.S. adults (or 83% of those who use the Internet) had searched for health information on the Internet, compared to 25% of U.S. adults in a similar study in 2000, and approximately 37% of U.S. adults had accessed social media related to health.

Overview of Content and Service Offerings.  Our goal is to provide consumers with an objective and trusted source of information that helps them play an active role in managing their health. WebMD Health and the other consumer portals in The WebMD Health Network provide our users with information, tools and applications in a variety of content formats. These content offerings include access to news articles and features, special reports, interactive guides, originally produced videos, self-assessment questionnaires, expert led Q&As, community discussions, and encyclopedic references. Our in-house staff, which includes professional writers, editors, designers and board-certified physicians, creates content for The WebMD Health Network. Our in-house staff is supplemented by medical advisors and authors from widely respected academic and clinical institutions. The news stories and other original content and reporting presented in The WebMD Health Network are based on our editors’ selections of the most important and relevant public health events occurring on any given day, obtained from an array of credible sources, including peer-reviewed medical journals, medical conferences, federal or state government actions and materials derived from interviews with medical experts. We offer searchable access to the full content of our Web sites, including licensed content and reference-based content.

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

Key Features of WebMD Health.  WebMD Health includes the following key features:

Feature	Description

WebMD News Center	Daily health news articles that are written by health journalists and reviewed by our professional staff. Content focuses on “news you can use” and the article topics reflect national news stories of interest in the popular media that day with original perspective from health and medical experts.
WebMD Editorial Features	Comprehensive content focusing on major health issues that are in the news or otherwise contemporary, with emphasis on health trends and national health issues.
WebMD Daily	Originally produced multi-media content served on our custom video player. WebMD Daily delivers a three to five minute health-related video of real patient stories and expert interviews, among other things, and includes narration, graphics and links to additional content on a given health topic. Sponsors are able to stream promotional messages within the video feature itself and within the surrounding viewing area.

Feature	Description

WebMD Health Centers	WebMD Health Centers are centralized locations for content and services for both WebMD Health editorial offerings and sponsor offerings focusing on topics related to health, wellness and lifestyle. Each Health Center features newly organized and medically reviewed information and enables the user to easily locate the top articles, news, community features and health assessments for each topic. We also provide users an alphabetical listing of all Health Centers and other collections of articles, organized by specific health conditions and concerns, known as Health A-Z.
WebMD Health Guides	Anchored within each Health Center, WebMD Health Guides are designed to guide users through the most current symptom, diagnosis, treatment and care information related to a particular health topic. These unique guides were created by our editorial staff of professional health writers in collaboration with our proprietary physician network.
WebMD Videos A-Z	Included in the Health Centers are broadcast-quality health videos featuring real stories and expert interviews.
Slideshows	Our slideshows are designed to educate users on specific conditions and other health topics in an engaging, visually rich format.
General Medical Information	Our medical library allows consumers to research information relating to diseases and common health conditions by providing searchable access and easy-to-read content, including:
— self-care articles
— drug and supplement references from leading publications, including First DataBank®
— clinical trials and research study information
— a patient’s guide to medical tests
— interactive, illustrated presentations that visually explain common health conditions and diseases
— a medical dictionary
— doctors’ views on important health topics
WebMD Healthy Pets	The WebMD Healthy Pets site on WebMD.com, launched in October 2009, helps owners care for their cats and dogs with veterinarian-reviewed information on pet diet and nutrition, behavior and training, and preventive care. The site includes the WebMD Healthy Pets online newsletter, as well as interactive slideshows, videos and expert blogs to assist owners with daily decisions for their pet’s well-being. WebMD’s pet wellness information allows owners to take an active role in managing their pet’s health. WebMD Healthy Pets also focuses on the human health benefits of owning a pet, such as lower blood pressure and less anxiety, as well as the impact pets can have on health conditions such as allergies and asthma.

Decision-Support Services and Other Online Tools.  Our decision-support services and other online tools help consumers make better-informed decisions about treatment options, health risks and healthcare providers, and assist consumers in their management and monitoring, on an ongoing basis, of personal health goals, specific conditions and treatment regimens.

Feature	Description

WebMD HealthCheck	Clinical, algorithm-based self assessments for major conditions yielding a personalized risk score based upon the user’s individual characteristics (e.g., gender, age, behavioral risks, heredity), along with customized recommendations for further education, potential treatment alternatives and a summary report to share with the user’s physician.
Symptom Checker	An interactive graphic interface with advanced clinical decision-support rules that allow users to pinpoint potential conditions associated with their physical symptoms, gender and age. The Symptom Checker was created by an experienced group of physicians trained in the development of clinical decision-support applications.
Healthy Eating and Diet	An educational channel focusing on diet, food, and fitness, designed to help users attain their goals in personal health, fitness and weight management. The channel includes expert interviews, diet assessment, a personal planner, a food database for nutritional information, as well as calculators, portion help, and a member area for discussion boards, blogs and user support.
First Aid & Emergencies	Directs users to educational and treatment information that may be useful in the event of certain medical emergencies. Also included in this resource is a First Aid A-Z glossary of terms.
Tests & Tools	Provides access to interactive calculators and quizzes to assess or demonstrate health topics, including a target heart rate calculator, body mass index calculator, pregnancy calculator and ovulation calendar.
Drugs & Treatments	Users can search for information about prescription and over-the-counter medications by brand or generic name, or by condition. We also recently launched Drug Insights, a community product that allows consumers to anonymously review and share their personal experiences with individual prescription products.
WebMD Physician Finder	Enables users to find and make an appointment with a physician based on the physician or practice name, specialty, zip code and distance.
WebMD Health Manager	A free online service featuring a personal health record (a secure application that assists consumers in gathering, storing, and sharing essential health data in one centralized location), secure message center, personal health risk assessments for overall health, condition-specific trackers, medication summaries, health calendar with reminders and alerts, printable health emergency card, family member health record keeping, weight loss, fitness and smoking cessation programs, and fully personalized e-newsletter.

WebMD Mobile.  WebMD Mobile allows consumers to access certain WebMD tools on an iPhone, including Symptom Checker, First Aid, and Pill Identifier applications, as well as other health information. It has been downloaded more than 1.5 million times since launch and is the leading free health application in the iTunes Store.

Membership; Online Communities.  We also provide interactive communication services to our registered members. For example, members can opt-in to receive e-newsletters on health-related topics or specific conditions and to access topic-specific events and online communities. Our online communities allow our members to participate in real-time discussions in chat rooms or on message boards, where they can share experiences and exchange information with other members who share common health conditions or concerns. There are no membership fees and no usage charges for our consumer portals.

Feature	Description

Community Centers	Community Centers are designed to allow members to share their experiences and exchange information with other members with similar health conditions or concerns. Community Centers may include blogs, moderated message boards and posted member columns.
e-Newsletters	Our selection of e-Newsletters allows consumers to choose to receive regular updates on topics targeted to their particular health concerns and on general health-related subjects based on their interests.
Expert Blogs	Expert healthcare professionals and non-healthcare professional members alike chronicle their experience in these online “journals.”
“Ask an Expert”	Health and wellness forums within which users can post their health questions and receive support and information from health experts, moderators and other members.

We will be launching a major new initiative in social networking called The WebMD Health Exchange in 2010. The WebMD Health Exchange will build on the hundreds of health communities that exist on WebMD Health today and will more closely integrate the social experience throughout our core health content areas. The WebMD Health Exchange will give consumers the opportunity to explore a health or wellness topic on their own terms by participating in WebMD expert moderated communities or by creating their own public community or invitation-only private community. The WebMD Health Exchange will leverage the knowledge and credibility of leading experts from renowned medical institutions where consumers can discuss personal challenges and get responses, insights and support. We expect that The WebMD Health Exchange will be an important new information source for our users and a powerful new communications platform for our sponsors.

WebMD the Magazine.  WebMD the Magazine is delivered free of charge to physicians in the United States for use in their office waiting rooms and reaches consumers right before they meet with their physicians. This allows sponsors to extend their advertising reach and to deliver their message when consumers are actively engaged in the healthcare process, and allows us to extend the WebMD brand into offline channels. The editorial format of WebMD the Magazine is specifically designed for the physician’s waiting room. Its editorial features and highly interactive format of assessments, quizzes and questions are designed to inform consumers about important health and wellness topics. The editorial content in the magazine is medically reviewed and approved by WebMD staff physicians.

Professional Portals

Introduction.  The Internet has become a primary source of information for physicians and other healthcare professionals, and is growing relative to other sources, such as conferences, meetings and offline journals. We believe that our professional portals, which include Medscape from WebMD, MedscapeCME and

theheart.org, reach more physicians than any other network of Web sites for healthcare professionals. We believe that we are well positioned to increase usage by existing and new members because we offer physicians and other healthcare professionals a broad range of current clinical information and resources. We expect that Medscape from WebMD, MedscapeCME and our other professional portals will continue to benefit from the general trend towards increased reliance on, and usage of, the Internet by physicians and other healthcare professionals.

There are no membership fees and no general usage charges for our professional portals. However, users must register to access the full array of content and features of our professional portals. We generate revenue from our professional portals by selling advertising and sponsorship programs primarily to companies that wish to target physicians and other healthcare professionals, and also through educational grants.

Medscape from WebMD.  Medscape from WebMD (www.medscape.com) enables physicians and other healthcare professionals to stay abreast of the latest clinical information through access to resources that include:

•	timely medical news relating to a variety of specialty areas and coverage of professional meetings and conferences;

•	full-text medical journal articles and reference content, including a comprehensive drug reference; and

•	video and written commentary from leading medical experts.

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

Medscape from WebMD also publishes online medical reference information for physicians and other healthcare professionals, at emedicine.medscape.com. Thousands of attributed physician authors and editors contribute to the Clinical Knowledge Base, which contains peer-reviewed articles on over 6,500 diseases and disorders, many of which are illustrated with multimedia files. The evidence-based content, updated regularly by the physician authors and editors, provides practice information covering most medical specialties.

theheart.org Cardiology Site. theheart.org (www.theheart.org) is one of the leading cardiology Web sites, known for its depth and breadth of content in this area. theheart.org’s content includes the award-winning Heartwire news service, which covers breaking news across all the major subspecialties of cardiology. theheart.org also provides extensive video commentary from leading cardiologists, including in-depth panel discussions at the conclusion of major cardiology meetings. CME activities on theheart.org are developed and certified by Medscape LLC.

Continuing Medical Education (CME).  MedscapeCME (www.medscapecme.com) is the primary Web site through which our ACCME-accredited CME provider, Medscape, LLC, distributes online CME and CE to physicians and other healthcare professionals. The ACCME (the Accreditation Council for Continuing Medical Education) accredits and oversees providers of CME credit, as described under “Government Regulation, Industry Standards and Related Matters — Regulation and Accreditation of Continuing Medical Education” below. Medscape is also accredited as a provider of continuing nursing education by the American Nurses

Credentialing Center’s Commission on Accreditation and as a provider of continuing pharmacy education by the Accreditation Council for Pharmacy Education.

MedscapeCME offers a wide selection of free, regularly updated online CME and CE activities designed to educate healthcare professionals about important diagnostic and therapeutic issues, including both original CME and CE activities that it develops as well as activities developed by accredited third parties. In 2009, approximately 6.5 million continuing education activities were completed by physicians and other healthcare professionals on MedscapeCME, an increase of approximately 24% over 2008. MedscapeCME educational activities are supported by independent educational grants provided by pharmaceutical and medical device companies, as well as foundations and government agencies. The following are some of the types of educational activities on MedscapeCME:

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

Physician Connect.  In 2008, Medscape from WebMD expanded its online physician interaction resources by launching Physician Connect, an online community for physicians. By the end of 2009, Physician Connect had attracted more than 120,000 physician members. The Physician Connect social networking platform allows physicians to exchange information online on a range of topics, including patient care, drug information, healthcare-related legislation and practice management. Physicians can also create polls to elicit tailored, constructive feedback from other physicians. We also offer third parties the opportunity to sponsor Physician Connect discussions and polls so that they can gain insights into physicians’ perspectives and areas of interest. Medscape from WebMD also offers a variety of sponsored and unsponsored blogs where healthcare professionals can share their thoughts and opinions with the Medscape from WebMD community.

Medscape Mobile.  Medscape Mobile is a free medical application that provides physicians with Medscape’s industry-leading medical information in a convenient mobile format that can be accessed on demand on the iPhonetm and iPod touch®. Medscape Mobile includes Medscape’s specialty-specific news, comprehensive drug information, and clinical reference tools. Medscape Mobile also includes CME activities organized by specialty and designed for use on a mobile device. Medscape Mobile also provides access to The WebMD Health Directory, which contains contact information for over 400,000 physicians, 57,000 pharmacies, and 6,000 hospitals in a convenient search format. Medscape Mobile is currently available on the iPhonetm and iPod touch® and will soon be offered on additional mobile platforms, including BlackBerry®.

WebMD Professional Services.  We provide e-detailing services for pharmaceutical, medical device and consumer products companies, including activity development, targeted recruitment and online distribution and delivery. Traditional “details” are in-person meetings between pharmaceutical company sales representatives and physicians to discuss particular products. E-details are promotional interactive online programs that provide clinical education and information to physicians about medical conditions, treatments and products. We provide our pharmaceutical and medical device customers with a set of online solutions that help increase the sales efficiencies of their own direct detailing efforts. In an effort to improve operating efficiencies, several pharmaceutical companies have been reducing their field sales forces in the past several years. We believe that, in their effort to achieve greater overall market efficiency, pharmaceutical companies will increase their use of online promotional marketing, including e-detailing.

Advertising and Sponsorship

We believe that The WebMD Health Network offers an efficient means for advertisers and sponsors to reach a large audience of health-involved consumers, clinically-active physicians and other healthcare professionals. The WebMD Health Network enables advertisers and sponsors to reach either our entire audience or specific groups of consumers, physicians and other healthcare professionals based on their interests or specialties. Currently, the majority of our advertisers and sponsors are pharmaceutical, biotechnology or medical device firms or consumer products companies whose products relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention. These companies currently spend only a very small portion of their marketing and educational budgets on online media. However, we expect their online spending to increase as a result of increased recognition of its potential advantages over offline marketing and educational activities. The WebMD Health Network ran approximately 1,600 branded or sponsored programs for its customers during 2009, approximately 1,400 such programs during 2008, and approximately 1,000 such programs during 2007.

Our public portals provide advertisers and sponsors with customized marketing campaigns that go beyond traditional Internet advertising media. We work with our advertisers and sponsors to develop marketing programs that are appropriately customized to target specific groups of consumers, physicians or healthcare professionals. Our public portal services are typically priced at an aggregate price that takes into account the overall scope of the services provided, based upon the amount of content, tools and features we supply as well as the degree of customization that we provide for the program. In addition, our contracts often include guarantees with respect to the number of users that visit the client-sponsored area. We also sell advertising on a CPM (cost per thousand impressions) basis, where an advertiser can purchase a set amount of impressions on a cost per thousand basis. An “impression” is a single instance of an ad appearing on a Web page. Our private portals do not generate revenue from advertising or sponsorship. See “— Our Private Portals: WebMD Health Services” below.

We provide healthcare advertisers and other sponsors with the means to communicate with targeted groups of consumers and physicians by offering placements and programs in the most relevant locations on our portals. The following are some of the types of placements and programs we offer to advertisers and sponsors:

•	Media Solutions. These are traditional online advertising solutions, such as banners, used to reach health-involved consumers and physicians and other healthcare professionals. In addition, customers can select targeted media packages, including condition-specific or specialty-specific e-newsletters, keyword searches and educational programs.

•	Sponsored Editorial Solutions. These are customized collections of articles, topics, and decision-support tools and applications, sponsored by clients and distributed within WebMD Health.

•	E-details. E-details are promotional interactive online programs that provide clinical education and information to physicians about medical conditions, treatments and products.

Key benefits that The WebMD Health Network offers healthcare advertisers and other sponsors include:

•	our display of approximately six billion pages of healthcare information to users visiting our sites in 2009;

•	our ability to help advertisers and sponsors reach specific groups of consumers and physicians by specialty, product, disease, condition or wellness topic, which typically produces a more efficient and productive marketing campaign; and

•	our ability to provide advertisers and other sponsors with objective measures of the effectiveness of their online marketing, such as activity levels within the sponsored content area.

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

We have sole discretion for determining the types of advertising that we accept on our Web sites. All advertisements, sponsorships and promotions that appear on our Web sites must comply with our advertising and promotions policies. We do not accept advertising that, in our opinion, is not factually accurate or is not in good taste. Under our sponsorship policies, we take appropriate steps to identify content created by, provided by or controlled by a sponsor, so users of our sites can distinguish it from our editorial content and news reporting.

Content-Sharing and Marketing Relationships

FDA.  We are working with the U.S. Food and Drug Administration (or FDA) to expand consumer access to timely and reliable health information from the FDA.

•	The collaboration includes an online consumer health information resource on WebMD.com (www.webmd.com/fda), through which consumers can access information on the safety of FDA-regulated products, including food, medicine and cosmetics, as well as learn how to report problems involving the safety of these products directly to the FDA. There are also content and multimedia tools on specific topics, such as allergies and asthma, children’s health, diabetes, heart health and vitamins and supplements.

•	FDA information is also located within WebMD’s homepage, WebMD Health News, WebMD Health Search, RSS feeds, and targeted WebMD Newsletters and Special Reports, and also included in WebMD the Magazine.

•	WebMD also provides FDA public health alerts to all WebMD registered users and site visitors that request them. The cross-linked joint resource also features the FDA’s Consumer Updates — timely and easy-to-read articles that are also posted on the FDA’s main consumer Web page (www.fda.gov/consumer).

This joint effort provides health-minded consumers with access to the FDA as a source of timely health information focusing on daily issues such as food safety and the safe use of prescription drugs, over-the-counter medications, and cosmetics.

CDC.  The Centers for Disease Control and Prevention (CDC), part of the United States Department of Health and Human Services, is collaborating with Medscape on a special series of CDC Expert Commentaries, available at http://www.medscape.com/partners/cdc/public/cdc-commentary. In this series, experts from CDC offer video commentaries on current topics important to practicing clinicians, including regarding H1N1 and seasonal influenza, infection control and travel medicine. These commentaries are designed to deliver CDC’s authoritative guidance directly to Medscape’s audience of physicians, nurses, pharmacists and other healthcare professionals.

Yahoo!   In November 2007, we entered into a four year Service Agreement with a wholly owned subsidiary of Yahoo! Inc., a global Internet company, pursuant to which we have agreed to exclusively use Yahoo!’s sponsored search results product (which delivers paid advertisements in search results) across WebMD’s network of consumer sites. We have also agreed to exclusively use Yahoo!’s algorithmic Web search product. Under this agreement, we share revenues with Yahoo! based upon the amounts received by Yahoo! from advertisers for sponsored search results that appear on The WebMD Health Network, subject to certain minimum payment guarantees. At the same time, we also entered into a four year Distribution Agreement with Yahoo! pursuant to which we sell advertisements to third parties for display on Yahoo! owned and operated Web sites and certain third-party Web sites (which we refer to as the Yahoo! Properties). Our rights to sell such inventory are exclusive against certain other online health publishers. The Distribution Agreement includes mutual restrictions on the use of end-user data of a party received by the other party. Under the Distribution Agreement, we pay Yahoo! a specified percentage of advertising revenues for advertisements that we sell and display on the Yahoo! Properties. During the term of the Distribution Agreement, if we do not achieve certain annual minimums, Yahoo! may elect to terminate the exclusivity provisions.

International Relationships.  We see a significant opportunity for international growth of our public portal services. Generally, we expect that we would accomplish this through alliances or joint ventures with other companies having expertise in the specific country or region.

•	During the third quarter of 2007, we announced an alliance with the leading provider of online pharmaceutical and medical information in Latin America, Spain and Portugal, pursuant to which we are delivering Medscape from WebMD’s clinical information to these markets.

•	In October 2009, we launched a new health information Website in the United Kingdom with Boots UK, the United Kingdom’s leading pharmacy-led health and beauty retailer. The co-branded Boots WebMD site at www.WebMD.boots.com features daily health and wellness news, condition and healthy living centers, interactive health tools, WebMD’s symptom checker, specialized health search, health videos and interactive slide shows. Boots supported the launch with a national marketing and consumer education effort to its large UK customer base to promote the new site, through in-store marketing, in its health and beauty magazines, on its heavily trafficked e-commerce site and to its large base of loyalty program members. In addition, Boots UK has engaged its thousands of pharmacists to create awareness of the site and its offerings during their frequent patient interactions.

We continue to evaluate opportunities for further international growth.

PRIVATE PORTALS

Introduction

According to data made available by The Centers for Medicare & Medicaid Services (CMS) Office of the Actuary in January 2010, healthcare spending in the United States grew 4.4% in 2008, to $2.3 trillion (or an average of $7,681 per person), and continued to outpace overall economic growth. While the 2008 increase in healthcare spending was not as large as those in the prior several years, healthcare spending as a percentage of gross domestic product continued to increase according to the CMS data, reaching 16.2% in 2008. In response to increasing healthcare costs, employers and health plans have been:

•	changing benefit plan designs to increase deductibles, co-payments and other out-of-pocket costs;

•	enhancing health management and wellness programs and providing incentives for participation in those programs; and

•	taking other steps to motivate employees and plan members to use healthcare in a cost-effective manner.

In connection with shifting greater responsibility for healthcare costs to consumers, employers and health plans are making available more health and benefits information and decision-support applications to help their employees and plan members make informed decisions about treatment options, health risks and healthcare providers. The goal is to encourage employees and plan members to take a more active role in managing their healthcare by providing relevant information, including data related to healthcare costs and quality. Through our WebMD Health Services business, we provide an integrated health and benefits management platform that helps employers and health plans present actionable information and applications through a convenient, custom private portal. Our online solutions complement the employer’s or payer’s existing benefit-related services and offline educational efforts. We also provide related services for use by employees and plan members, including lifestyle education and personalized telephonic health coaching.

Our private portals are not part of The WebMD Health Network and do not involve advertising or sponsorship by third parties; and we do not include private portal users or page views when we measure The WebMD Health Network’s traffic volume. We generate revenue from our private portals primarily through the licensing of our technology and content to employers and health plans, either directly or through our distributors. We offer our telephone coaching services on a per participant basis across a population (employer or plan).

The WebMD Health and Benefits Manager

Our integrated health and benefits management solution suite, known as the WebMD Health and Benefits Managersm, is delivered through private online portals that we host for our employer and health plan clients. Membership for each of our private portals is limited to the employees and members (and their dependants) of the respective employer and health plan clients. In some cases, retirees are also included in the employee populations.

Our applications are typically accessed through a client’s Web site or intranet and provide secure access for registered members. The portal is presented to each employee or health plan member as a personal home page, with direct access to relevant content, tools and other resources specific to the individual’s eligibility, coverage and health profile. Each member must initially register on the private portal provided, at which point a unique user identification name and passcode are assigned. We personalize the user experience by integrating: individual user data (including personal health information); plan-specific data from clients; and WebMD content, decision-support technology and personal communication services. The WebMD Insight Enginesm is the platform we use to integrate third party applications, to consolidate and analyze data from multiple sources, and to drive the delivery of personalized information for each user of the Health and Benefits Manager. The Insight Engine also powers reporting services that help employers and plans identify population health risks, track program utilization, document the impact of health promotion initiatives, and measure results of ongoing campaigns.

The Health and Benefits Manager enables registered members to access health and benefits information and decision-support technology in one location, with a common look and feel, and with a single sign-on. The WebMD Health and Benefits Manager includes the following product suites:

•	The WebMD Health Management Suite gives employees and plan members access to personalized content and tools that empower them to evaluate and manage their healthcare, motivate them to make healthier lifestyle choices, and help them improve their overall health. The Health Management Suite incorporates our WebMD HealthQuotientsm health risk assessment applications, which enable users to assess their overall health risks and to understand their unique risk factors with regard to specific conditions. The results of the health risk assessment are then used, along with the individual’s health profile and usage patterns, to give each user a personalized experience relevant to his or her specific needs and interests. Users can get consistent reinforcement from lifestyle improvement programs, health management content, and targeted health messaging. We complement our Health Management Suite with personalized telephonic health coaching services. Health coaches work one-on-one with employees and plan members to motivate them to improve their own health status by managing modifiable risk factors that lead to health conditions, by pursuing health conscious lifestyles, by actively seeking health and wellness knowledge and by understanding the impact of lifestyle decisions.

•	The WebMD Benefits & Financial Suite helps employees and plan members understand the financial implications of their benefits options and make more informed benefits-related purchase decisions. Using WebMD Coverage Advisorsm, they can compare costs across available health plan options based on personalized information regarding coverage alternatives, along with cost-modeling and projection utilities. WebMD HSA Advisorsm provides personalized resources to assist in determining appropriate amounts for individuals to contribute to medical savings accounts based on their profile. The Benefits & Financial Suite is integrated with WebMD Health Management Suite applications and content, so users can align their benefits choices with their personal health profile and individual financial circumstances. Cost-modeling and projection tools help users to understand and adopt the right health plan for their situation.

•	The WebMD Provider & Treatment Suite gives employees and plan members access to information and services that can help them factor quality and cost into decisions about care and treatment options. The Provider & Treatment Suite helps users analyze provider quality, identify appropriate drug and treatment choices, and understand the costs associated with their care. This suite leverages multiple data sources for cost and quality comparisons and provides a personalized, consistent user experience across a full set of integrated tools. The quality comparisons are based on evidence-based measures,

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

•	The WebMD Health Record Suite helps employees and plan members gather, store, manage and share their essential health data. The Health Record Suite provides a secure personal health record for self-reported and professionally sourced health data, and prompts the employee or plan member with secure, personalized health alerts describing potential care or medication issues. Medical and pharmacy claims data as well as lab results can be automatically imported into individuals’ health records. In addition, the WebMD Health Record Suite allows individual users to authorize access by healthcare providers. Provider access to electronic health records encourages better communication and can reduce errors or duplications. The WebMD Health Record Suite is integrated with other suites in the WebMD Health and Benefits Manager and drives personalization in those tools. An individual’s health record is portable, independent of the specific employer or health plan. An individual can access their health record through webmd.com or the WebMD private portal of a future employer or benefit plan, using a single username/password as a secure identifier.

Whether used independently or as part of an integrated platform, these product suites help employees and health plan members become better-informed healthcare consumers. We also assist employers and health plans to motivate their employees and members through wellness incentive programs that encourage and reward specific health behaviors. The Insight Engine enables targeted communications campaigns that inform and motivate employees and plan members to change their behaviors and improve health status. Messages can be targeted based on health profile characteristics, demographics, or site usage, and they can be designed to raise awareness of specific resources and programs and to motivate lifestyle changes.

Telephonic Health Coaching

In addition to focusing on efforts to lower the cost of healthcare services, employers and health plans are also increasingly interested in influencing demand for healthcare services by focusing on health and wellness initiatives for their employees and plan members. A significant opportunity exists to reduce healthcare spending by motivating healthier behaviors and lifestyle choices, including in the areas of nutrition, weight management, exercise, stress management and smoking. These initiatives can also provide value for employers by enhancing employee satisfaction and company culture.

Through WebMD Health Services, we offer WebMD Health Coach, our one-on-one telephonic coaching service, to private portals clients who want to motivate employees and plan members with modifiable risk factors to make lasting health improvements. We tailor WebMD Health Coach programs to the goals of our clients, including by offering different levels of coaching intensity and allowing targeting of various risk factor profiles for coaching eligibility. For example, a client might offer a health coaching program for employees who have diabetes or are at risk for diabetes. Individuals are notified about their eligibility to participate in telephonic health coaching under programs selected by their employer or health plan. Our telephonic health coaching services, together with our private portal services, not only can help high-risk individuals identify important risk factors and change unhealthy behaviors, but also can help moderate-risk individuals to lower their risks and those who are healthy to stay that way.

Relationships with Customers

Customers of WebMD Health Services include employers, such as International Business Machines Corporation, Metropolitan Life Insurance Company, Honda of America, The Kroger Co., Medtronic, Inc., EMC Corporation, Starbucks Corporation, Dell Inc., Walmart Stores, Inc., United Airlines and Hewlett-Packard Company, and health plans, such as Wellpoint, Inc., Blue Cross Blue Shield of Alabama, HealthNet, ConnecticutCare, Cigna and Horizon Blue Cross and Blue Shield.

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

We believe that our private portals and related services provide the following potential benefits to an employer or health plan:

•	encouragement of healthy lifestyles and behaviors that help reduce healthcare costs and improve employee productivity;

•	reduced benefits administration, communication, and customer service costs;

•	reduced hospital, physician and drug costs through more informed utilization of the benefit plan;

•	increased enrollment in health management programs, including disease management or health coaching;

•	increased conformance with benefit plan and clinical protocols; and

•	enhanced health risk stratification that assists employers and health plans in selecting health management programs that are appropriate to the needs of their specific populations.

In addition, we believe that our private portals and related services provide the following potential benefits to employees or plan members:

•	increased tax savings through increased participation in FSAs and HSAs;

•	reduced benefit costs through more informed choice of benefit plan options and more informed use of the chosen benefit plan;

•	improved health outcomes, through more informed choices of providers and treatments; and

•	improved understanding and management of health conditions through access to support tools and educational information.

Relationship with Fidelity Employer Services Company LLC

In February 2004, we entered into a relationship with Fidelity Employer Services Company LLC, or FESCO, a provider of human resources and benefits outsourcing administration services. Pursuant to the agreement, FESCO serves as a distributor of our private portal services, and in connection therewith, FESCO integrates our products with FESCO’s health and welfare benefit products to offer employer customers of FESCO an integrated solution through FESCO’s NetBenefits® Web site. FESCO’s integrated solutions provide employees with employer-provided health plan information and our personal health management tools allow employees to access a personalized view of their healthcare options so that they can make more informed healthcare decisions. In May 2006, we expanded our agreement with FESCO to offer our online health care cost planning tools with FESCO’s 401(k) savings, pension and retirement accounts.

The original agreement with FESCO terminated in August 2009 but the relationship has continued under the transition provisions while the parties negotiate a new agreement for FESCO to continue to distribute our services. FESCO is an affiliate of FMR LLC, which reported beneficial ownership of shares representing approximately 15.6% of our Common Stock at December 31, 2009.

Sales and Marketing

We market our private online portals and health coaching services to employers and health plans through a dedicated sales, marketing and account management team and through relationships with employee benefits consultants, distributors and other companies that assist employers in purchasing or managing employee benefits, including FESCO. See “— Relationship with Fidelity Employer Services Company LLC” above for more information regarding our relationship with FESCO.

TECHNOLOGICAL INFRASTRUCTURE

Our public portals and private portals are delivered through Web sites designed to address the healthcare information needs of their users with easy-to-use interfaces, search functions and navigation capabilities. We use customized content management and publishing technology to develop, edit, publish, manage, and organize the content for our Web sites. We use ad-serving technology to store, manage and serve online advertisements in a contextually relevant manner to the extent possible. We also use specialized software for delivering personalized content through the WebMD Health and Benefits Manager and, for registered members, through our public Web sites. We have invested and intend to continue to invest in software and systems that allow us to meet the demands of our users and sponsors.

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

USER PRIVACY AND TRUST

We have adopted internal policies and practices relating to, among other things, content standards and user privacy, designed to foster our relationships with our users. In addition, we participate in the following external, independent verification programs:

•	URAC. We have been awarded e-Health accreditation from URAC, an independent accrediting body that has reviewed and approved the WebMD.com site and our private portals deployment of WebMD Personal Health Manager for compliance with its quality and ethics standards.

•	TRUSTe. WebMD.com and MedicineNet.com are licensees of the TRUSTe Privacy Seal and our private portals deployment of WebMD Personal Health Manager is a recipient of the TRUSTe EU Safe Harbor programs. TRUSTe is an independent, non-profit organization whose goal is to build users’ trust and confidence in the Internet. Each year since 2005, TRUSTe and the Ponemon Institute have sponsored an independently administered user-based ranking of the most trusted companies in America, and WebMD has consistently ranked among the most trusted in each of those rankings.

•	Health on the Net Foundation. Our WebMD.com, eMedicine.com, eMedicineHealth.com, and MedicineNet.com sites and WebMD Personal Health Manager comply with the principles of the HON Code of Conduct established by the Health on the Net Foundation.

We understand how important the privacy of personal information is to our users. Our Privacy Policies are posted on our Web sites and inform users regarding the information we collect about them and about their use of our portals and our services. Our Privacy Policies also explain the choices users have about how their personal information is used and how we protect that information.

COMPETITION

The markets we participate in are intensely competitive, continually evolving and may, in some cases, be subject to rapid change. Some of our competitors have greater financial, technical, marketing and other resources than we do, and some are better known than we are. We cannot provide assurance that we will be able to compete successfully against these organizations. We also compete, in some cases, with joint ventures or other alliances formed by two or more of our competitors or by our competitors with other third parties.

Public Portals

Our public portals face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors, and we expect that additional competitors will continue to enter the markets we participate in. We compete with online services and Web sites that provide health-related information, including both commercial sites and not-for-profit sites. These competitors include:

•	general purpose consumer Web sites or search engines that offer specialized health sub-channels, including yahoo.com, msn.com, AOL.com, Google and Bing; and

•	other high traffic Web sites that include healthcare-related and non-healthcare-related content and services.

Our competitors also include advertising networks that aggregate traffic from multiple Web sites, including advertising.com (which is owned by AOL), Tribal Fusion, Undertone Networks, Ad Blade and Everyday Health. Other competitors for advertising and sponsorship revenue include:

•	publishers and distributors of traditional offline media, including television, radio, books, newspapers and magazines targeted to consumers, as well as print journals and other specialized media targeted to healthcare professionals, many of which have established or may establish their own Web sites or partner with other Web sites;

•	offline medical conferences, CME programs and symposia;

•	vendors of e-detailing services and our clients’ own in-house detailing efforts; and

•	vendors of healthcare information and related services distributed through other means, including direct sales, mail and fax messaging.

Competitors for the attention of healthcare professionals and consumers also include public sector, non-profit and other Web sites that provide healthcare information without advertising or sponsorships from third parties, such as NIH.gov, CDC.gov and AHA.org.

Private Portals

Our private portal services compete, directly or indirectly, with various types of services provided by many different types of companies, including:

•	wellness and disease management vendors, including Mayo Foundation for Medical Education and Research, StayWell Productions/MediMedia USA, Inc., Healthways, Health Dialog (which is owned by Bupa), and Alere (a division of Inverness Medical Innovations);

•	suppliers of online and offline electronic personal health records and related applications and platforms, including Medem, CapMed, Epic Systems, Microsoft, Google and a variety of other companies;

•	suppliers of other online and offline health management applications, including HealthMedia (which is owned by Johnson & Johnson), OptumHealth (which is owned by United Healthcare), A.D.A.M. Inc., and Consumer Health Interactive;

•	health information services and health management offerings of health plans and their affiliates, including those of Humana, Aetna and United Healthcare; and

•	other providers of health and benefits decision-support tools and related services.

GOVERNMENT REGULATION, INDUSTRY STANDARDS AND RELATED MATTERS

Introduction

Healthcare Regulation.  Most of our revenue is derived either directly from the healthcare industry or from other sources that could be affected by changes in healthcare regulation. The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. This section of the Annual Report contains a description of laws and regulations applicable to us, either directly or through their effect on our healthcare industry customers, as well as healthcare industry standards that serve a self-regulatory function, and related matters. Many healthcare laws are complex, and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services that we provide. However, these laws, regulations and industry standards may nonetheless be applied to our products and services. We cannot provide assurance that we will be able to accurately anticipate the application of these laws, regulations and industry standards to our operations. Our failure to accurately anticipate the application of these laws and regulations to our businesses, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our businesses.

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

Other Applicable Regulation.  This section of the Annual Report also contains a description of other laws and regulations, including general consumer protection laws and Internet-related laws that may affect our businesses. Laws and regulations have been adopted, and may be adopted in the future, that address Internet-related issues, including online content, privacy, online marketing, unsolicited commercial email, taxation, pricing, and quality of products and services. Some of these laws and regulations, particularly those that relate specifically to the Internet, were adopted relatively recently, and their scope and application may still be subject to uncertainties. Interpretations of these laws, as well as any new or revised laws or regulations, could decrease demand for our services, increase our cost of doing business, or otherwise cause our businesses to suffer.

Regulation of Drug and Medical Device Advertising and Promotion

The FDA and the Federal Trade Commission, or FTC, regulate the form, content and dissemination of labeling, advertising and promotional materials prepared by, or for, pharmaceutical or medical device companies. The FTC regulates over-the-counter drug advertising and, in some cases, medical device advertising. Generally, based on FDA requirements, regulated companies must limit advertising and promotional materials to discussions of FDA-approved uses and claims. In limited circumstances, regulated companies may disseminate certain non-promotional scientific information regarding product uses or claims not yet approved by the FDA.

Information on our Web sites that promotes the use of pharmaceutical products or medical devices is subject to FDA and FTC requirements as applicable and enforcement actions, and information regarding other products and services is subject to FTC requirements. If either agency finds that information on our Web sites violates regulations or guidance, it may take regulatory or judicial action against us or the advertiser or sponsor of that information. State attorneys general may also take similar action based on their state’s consumer protection statutes. Areas of our Web sites that could be the primary focus of regulators include pages and programs that discuss use of a regulated product or that the regulators believe may lack editorial independence from the influence of sponsoring pharmaceutical or device companies. Our television broadcast advertisements may also be subject to FTC and FDA regulation, depending on the content. The agencies place the principal burden of compliance with advertising and promotional regulations on advertisers and sponsors to make truthful, substantiated claims.

The Federal Food, Drug, and Cosmetic Act, or FDC Act, and its implementing regulations require that prescription drugs be approved by the FDA prior to marketing. It is a violation to market, advertise or otherwise commercialize such products prior to approval. The FDA allows for preapproval exchange of scientific information, provided it is non-promotional in nature and does not draw conclusions regarding the ultimate safety or effectiveness of the unapproved drug. Upon approval, the FDA’s regulatory authority extends to the labeling and advertising of prescription drugs. Such products may be promoted and advertised only for uses reviewed and approved by the FDA. Drug labeling and advertising can be neither false nor misleading and must present all material information, including risk information, in a clear, conspicuous and neutral manner. There are also requirements for certain information (the “prescribing information” or “package insert” for promotional labeling and the “brief summary” for advertising) to be part of labeling and advertising. Labeling and advertising that violate these legal standards are subject to FDA enforcement action.

The FDA also regulates the safety, effectiveness, and labeling of over-the-counter (OTC) drugs either through specific product approvals or through regulations that define approved claims for specific categories of such products. The FTC regulates the advertising of OTC drugs under the section of the Federal Trade Commission Act that prohibits unfair or deceptive trade practices. The FDA and FTC regulatory framework requires that OTC drugs be formulated and labeled in accordance with FDA approvals or regulations and promoted in a manner that is truthful, adequately substantiated, and consistent with the labeled uses. OTC drugs that do not meet these requirements are subject to FDA or FTC enforcement action depending on the nature of the violation. On October 5, 2009, the FTC issued final revisions to its Guides Concerning the Use of Endorsements and Testimonials in Advertising. The FTC Guides require that advertisers disclose “material connections,” including payments and free products, between advertisers and endorsers to social media outlets, including Web sites and blogs. The new Guides also require advertisers to clearly disclose results that consumers can reasonably expect from a product. Finally, the Guides impose heightened disclosure requirements for celebrity endorsers for representations made outside of the context of traditional advertisements. In addition, state attorneys general may bring enforcement actions for alleged unfair or deceptive advertising.

There are several administrative, civil and criminal sanctions available to the FDA for violations of the FDC Act or FDA regulations as they relate to labeling and advertising. Administrative sanctions include a written request that violative advertising or promotion cease and/or that corrective action be taken, such as requiring a company to provide to healthcare providers and/or consumers information to correct misinformation previously conveyed. In the last year, FDA has increased enforcement of labeling and advertising violations. In addition, the FDA may use publicity, such as press releases, to warn the public about false and misleading information concerning a drug or medical device product. More serious civil sanctions include seizures, injunctions, fines and consent decrees. Any of these enforcement measures could prevent a company from introducing or maintaining its product in the marketplace. Criminal penalties for severe violations can result in a prison term and/or substantial fines. State attorneys general have similar investigative tools and sanctions available to them.

Any increase in FDA regulation of the Internet or other media used for direct-to-consumer (or DTC) advertisements of prescription drugs could make it more difficult for us to obtain advertising and sponsorship revenue. In the last 15 years, the FDA has gradually relaxed its formerly restrictive policies on DTC advertising of prescription drugs, allowing companies to advertise prescription drugs to consumers in any medium, provided that they satisfy FDA requirements. However, legislators, physician groups and others have criticized the FDA’s current policies and have called for restrictions on advertising of prescription drugs to consumers and increased FDA enforcement. Congress and the FDA have shown interest in these issues as well and there is a possibility that Congress, the FDA or the FTC may alter present policies on DTC advertising of prescription drugs or medical devices in a material way. In addition, we received a letter from United States Senator Charles Grassley, dated February 18, 2010, requesting our response to questions and the delivery of certain documents regarding specific advertising programs. The letter also seeks information regarding how we maintain the independence of our editorial content. We believe that we have appropriate editorial policies and processes in place to assure the independence of the editorial content on our Web sites. We will be providing a letter and documents in response to the inquiry.

The FDA recently increased enforcement directed at Internet advertising, issuing letters to advertisers addressing standards for banner advertisements and sponsored links. Additionally, the FDA has recently solicited input on the issue of promoting FDA-regulated products using the internet and social media. There is a possibility that the FDA may issue a policy restricting or materially changing promotion using the Internet, social media and other sponsored health content on the internet. We cannot predict what effect any such changes would have on our business.

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

Medscape, LLC’s CME activities are planned and implemented in accordance with the Essential Areas and Elements and the and Policies of the ACCME and other applicable accreditation standards. The ACCME’s standards for commercial support of CME are intended to ensure, among other things, that CME activities of ACCME-accredited providers, such as Medscape, LLC, are independent of “commercial interests,” which are now defined as entities that produce, market, re-sell or distribute health care goods and services, excluding certain organizations. “Commercial interests,” and entities owned or controlled by “commercial interests,” are ineligible for accreditation by the ACCME. The standards also provide that accredited CME providers may not place their CME content on Web sites owned or controlled by a “commercial interest.” In addition, accredited CME providers may not ask “commercial interests” for speaker or topic suggestions, and are also prohibited from asking “commercial interests” to review CME content prior to delivery.

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

Recently, the ACCME and other organizations have been discussing ways to assure that commercial interests do not bias CME activities. The ACCME has published several proposals since 2008, including proposals to reduce communications between commercial interests and CME providers and to create special designations for CME activities that are not funded by commercial interests. The ACCME also suggested creating an independent CME funding entity to build a firewall between commercial interests and CME activities. The ACCME has not adopted these proposals but has revised its policies. It is possible that adoption of additional proposals could significantly affect Medscape, LLC’s business model.

During the past several years, educational activities, including CME, directed at physicians have been subject to increased governmental scrutiny to ensure that sponsors do not influence or control the content of the activities. For example, the U.S. Senate Finance Committee conducted an investigation of the sponsorship of CME activities, including an examination of the ACCME’s role in ensuring that CME activities are independent from the influence of their supporters. The Department of Justice continues to examine CME sponsorship by manufacturers. In response, companies have developed and implemented internal controls and procedures that promote adherence to applicable regulations and requirements. In implementing these controls and procedures, supporters of CME may interpret the regulations and requirements differently and may implement varying procedures or requirements. These controls and procedures:

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

HIPAA Privacy Standards and Security Standards

The Privacy Standards and Security Standards under the Health Insurance Portability and Accountability Act of 1996 (referred to as HIPAA) establish a set of national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses and healthcare providers (sometimes referred to as “covered entities” for purposes of HIPAA). Prior to February 17, 2010, the Privacy Standards and Security Standards did not apply directly to our businesses and only covered entities were directly subject to potential civil and criminal liability under the Privacy Standards and Security Standards; as a “business associate” of covered entities, we were bound only by our contracts and agreements with those covered entities requiring us to use and disclose protected health information in a manner consistent with the Privacy Standards and Security Standards in providing services to those covered entities. However, the American Recovery and Reinvestment Act of 2009 (referred to as ARRA) strengthened and expanded the HIPAA Privacy and Security Standards and made certain provisions directly applicable to portions of our business that operate as business associates, such as those managing employee or plan member health information for employers or health plans. In connection with the sale by HLTH of its Emdeon Business Services business (or EBS), EBS agreed to license, through February 2018, certain de-identified data to HLTH for use in the development and commercialization of certain information products that use clinical data. We are currently using the data received under this license in our information services products. These products are subject to HIPAA.

With respect to our private portal business, ARRA requires us to report any unauthorized use or disclosure of protected health information, known as a breach, to our covered entity customers. In addition, ARRA imposes similar data breach notification requirements on vendors of personal health records that will require us to notify affected individuals and the FTC in the event of a data breach involving the unsecured personal information of users of our public portal services.

ARRA increased civil penalty amounts for violations of HIPAA and significantly strengthens enforcement by requiring the U.S. Department of Health and Human Services (HHS) to conduct periodic audits to confirm compliance and authorizing state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of HIPAA Privacy and Security Standards that threaten the privacy of state residents. These new Privacy and Security provisions will require us to incur additional costs and may restrict our business operations. These new provisions will also result in additional regulations and guidance issued by HHS and will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our customers and strategic partners.

Genetic Information Nondiscrimination Act (GINA)

The Genetic Information Nondiscrimination Act (referred to as GINA), enacted in May 2008, does not apply directly to WebMD although it does apply to our private portal customers, including both employers and group health plans. GINA was enacted to prevent discrimination by group health plans, health insurance issuers and employers on the basis of genetic information. WebMD’s Health Risk Assessment (HRA), HealthQuotient, is typically offered to employees by their employer or group health plan as a voluntary component of a wellness program. The U.S. Departments of Labor, HHS and Treasury published Interim Final Rules implementing Title I of GINA, which apply to group health plans and health insurance issuers for plan years that began on or after December 7, 2009. The Interim Final Rules prohibit health plans from requesting, requiring or purchasing genetic information prior to or in connection with enrollment, or at any time for underwriting purposes, and state that “underwriting purposes” includes any incentive or disincentive (such as decreasing or increasing premiums) for completing an HRA. “Genetic information” is defined broadly to include information about an individual’s family medical history. The agencies have not finalized the regulations to date.

Title II of GINA prohibits employment discrimination based on genetic information as well as the request or purchase of genetic information of employees or their family members with limited exceptions. The Equal Employment Opportunity Commission issued proposed rules to implement Title II in March 2009. The proposed rules specify that genetic information may be collected in an HRA that is part of a wellness program only if participation is voluntary, and suggest that the agency will consider participation voluntary if the employer neither requires participation nor penalizes employees who do not participate. The agency has not finalized these regulations to date, either.

While each customer is responsible for ensuring that the wellness and benefit selections it offers are compliant with GINA, WebMD may face challenges as a result of varying interpretations of the law by the multiple enforcing agencies and uncertainties over the final form of the rules. Interpretations of the law may require us to modify the HealthQuotient product and could result in increased operational costs or decreased demand for our products.

Other Restrictions Regarding Confidentiality, Privacy and Security of Health Information

In addition to HIPAA, numerous other state and federal laws govern the collection, dissemination, use, access to, confidentiality and security of patient health and prescriber information. In addition, Congress and some states are considering new laws and regulations that further protect the privacy and security of medical records or medical information. In some cases, more protective state privacy and security laws are not preempted by the HIPAA Standards and may be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our customers and strategic partners.

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

In February 2009, the FTC published Self Regulatory Principles for Online Behavioral Advertising to address consumer privacy issues that may arise from so-called “behavioral advertising” (i.e., the tracking of online activities) and to encourage industry self-regulation. These principles serve as guidelines to industry. In addition, there is the possibility, supported by certain public statements, that the FTC may revise or eliminate the principles in favor of a more restrictive approach for companies that utilize behavioral advertising. In addition, there is a possibility of legislation, regulations and increased enforcement activities, relating to behavioral advertising. To the extent that our existing practices are inconsistent with any revised principles, new rules, new legislation and/or with future enforcement activities, our business may become subject to restrictions that could reduce our revenues or increase our cost of doing business.

In October 2009, the FTC adopted revised Guides Concerning the Use of Endorsements and Testimonials in Advertising. The Guides, which were last updated in 1980, became effective December 1, 2009. In addition to revising certain provisions regarding disclosures relating to endorsements and testimonials, the FTC clarified the Guide’s applicability to online and social media forums. The revised Guides may be an indication that the FTC may apply increased scrutiny to the use of endorsements and testimonials online and through traditional media. To the extent we rely on endorsements or testimonials, we will review any relevant relationships for compliance with the Guides.

Data Protection Regulation.  With the recent increase in publicity regarding data breaches resulting in improper dissemination of consumer information, many states have passed laws regulating the actions that a business must take if it experiences a data breach, such as prompt disclosure to affected customers. Generally, these laws are limited to electronic data and make some exemptions for smaller breaches. Congress has also been considering similar federal legislation relating to data breaches. The FTC has also prosecuted some data breach cases as unfair and/or deceptive acts or practices under the Federal Trade Commission Act. In addition to data breach notification laws, some states have enacted statutes and rules requiring businesses to reasonably protect certain types of personal information they hold or to otherwise comply with certain specified data security requirements for personal information. These laws may apply directly to our business or indirectly by contract when we provide services to other companies. We intend to continue to comprehensively protect all consumer data and to comply with all applicable laws regarding the protection of this data.

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

Medical Professional Regulation

The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine, which is referred to as the prohibition against the corporate practice of medicine. We do not believe that we engage in the practice of medicine, and we have attempted to structure our Web sites, strategic relationships and other operations to avoid violating these state licensing and professional practice laws. We do not believe that we provide professional medical advice, diagnosis or treatment. We employ and contract with physicians who provide only health information to consumers, and we have no intention to provide medical care or advice. A state, however, may determine that some portion of our business violates these laws and may seek to have us discontinue those portions or subject us to penalties or licensure requirements. Any determination that we are a healthcare provider and acted improperly as a healthcare provider may result in liability to us.

Federal False Claims Act

The Federal False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a Federal healthcare program. The whistleblower (or “qui tam”) provisions of the Federal False Claims Act allow a private individual to bring actions on behalf of the Federal government alleging that the defendant has submitted a false claim to the federal government and to share in any monetary recovery. After the filing of a qui tam suit, the Federal government must determine whether it will intervene and control the case and, if it does not, the private individual may pursue the claim. In addition, various states have enacted false claim laws analogous to the Federal False Claims Act, and many of these state laws apply where a claim is submitted to any third-party payor and not merely a federal healthcare program. When an entity is determined to have violated the Federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties. It is not clear whether there is a basis for the application of the Federal False Claims Act to the types of services that WebMD provides. However, Federal False Claims Act cases have been brought against drug manufacturers, and have resulted in significant monetary settlements and the imposition of federally-supervised corporate integrity agreements in circumstances that include allegations that company-sponsored CME was unlawful off-label promotion.

Anti-Kickback Laws

There are federal and state laws that govern patient referrals, physician financial relationships and inducements to healthcare providers and patients. The federal healthcare program’s anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. These laws are applicable to manufacturers and distributors and, therefore, may restrict how we and some of our customers market products to healthcare providers, including e-details. Also, in 2002, the Office of the Inspector General (or OIG) of HHS, the federal government agency responsible for interpreting the federal anti-kickback law, issued an advisory opinion that concluded that the sale of advertising and sponsorships to healthcare providers and vendors by Web-based information services implicates the federal anti-kickback law.

However, the advisory opinion suggests that enforcement action will not result if the fees paid represent fair market value for the advertising/sponsorship arrangements, the fees do not vary based on the volume or value of business generated by the advertising and the advertising/sponsorship relationships are clearly identified as such to users so as not to imply an endorsement of the providers or vendors. We carefully review our practices with regulatory experts in an effort to ensure that we comply with all applicable laws. However, the laws in this area are both broad and vague, and it is often difficult or impossible to determine precisely how the laws will be applied, particularly to new services. Penalties for violating the federal anti-kickback law include imprisonment, fines and exclusion from participating, directly or indirectly, in Medicare, Medicaid and other federal healthcare programs. Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate some portions of our business and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our practices could cause us adverse publicity and be costly for us to respond to.

Regulation of Wellness Incentive Programs

Certain provisions of HIPAA (commonly referred to as the HIPAA nondiscrimination provisions) generally prohibit group health plans from charging similarly situated individuals different premiums or contributions or imposing different deductible, co-payment, or other cost-sharing requirements based on a “health factor.” Such differentials are, however, acceptable under the HIPAA nondiscrimination provisions if the differentials are applied through “wellness programs.” The Department of Labor, in coordination with the Department of the Treasury and HHS, has issued regulations that define “wellness programs” for purposes of the HIPAA nondiscrimination provisions, establishing specific requirements for wellness programs that reward participants who satisfy a standard related to a health factor. These requirements include (1) limiting the amount of the wellness program’s rewards, (2) the wellness program being designed to promote good health and prevent disease, (3) giving those eligible to participate in the wellness program the opportunity to qualify for the reward at least once a year, (4) providing a reward that is available to all similarly situated individuals, and (5) requiring disclosure of reasonable alternative standards that must be available under the wellness program.

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

The Americans with Disabilities Act (ADA) prohibits discrimination on the basis of an employee’s disability or perceived disability. Among other things, it limits employers from inquiring about the disabilities of employees unless the questions are job-related and consistent with business necessity. The ADA also limits the circumstances in which an employer may require physical examinations or answers to medical inquiries. However, the ADA allows employers to conduct voluntary medical examinations and activities, including voluntary medical histories, as part of a voluntary wellness program. A wellness program is “voluntary” if the employer neither requires participation nor penalizes employees who do not participate. Records acquired as part of a wellness program must be kept confidential and may not be used for a discriminatory purpose. Many states and localities provide similar protections to employees.

We provide certain services related to wellness programs as part of our private portals business. See “Our Online Services — Our Private Portals: WebMD Health Services” above. We believe that we are in compliance with the laws and regulations applicable to these services, to the extent they apply to us.

International Regulation

The WebMD Health Network is not directed to non-U.S. users; and nearly all of the users of our private portals are U.S. employees or plan members. As a result, we do not believe that we currently conduct our business in a manner that subjects us to international data regulation in any material respect. However, one element of our growth strategy is to seek to expand our online services to markets outside the United States. Generally, we expect that we would accomplish this through partnerships or joint ventures with other companies having expertise in the specific country or region, as was the case with our entry into the physician portal marketplace in Latin America, Spain and Portugal in 2007 and our co-branded Boots WebMD site launched in 2009 for consumers in the United Kingdom.

Many countries and governmental bodies have, or are developing, laws that may apply to online health information services of the types we provide, or to Internet sites generally, including laws regarding the collection, use, storage and dissemination of personal information or patient data. To the extent our operations are located within their jurisdiction or are directed at individuals within their jurisdiction, these laws may apply to us. In addition, those governments may attempt to apply such laws extraterritorially or through treaties or other arrangements with U.S. governmental entities. To the extent we fail to accurately anticipate the application or interpretation of these laws, we could be subject to liability and adverse publicity, which could negatively affect our business. In addition, these laws may impose additional operational requirements or restrictions on our business, and increase our cost of doing business.

OTHER INFORMATION

Employees

As of December 31, 2009, we had approximately 1,400 employees.

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

We rely upon a combination of patent, trade secret, copyright and trademark laws, license agreements, confidentiality procedures, employee and client nondisclosure agreements and technical measures to protect intellectual property used in our businesses. We also rely on a variety of intellectual property rights licensed from third parties, including Internet server software and healthcare content used on our Web sites. These third-party licenses may not continue to be available to us on commercially reasonable terms. Our loss of or inability to maintain or obtain upgrades to any of these licenses could significantly harm us. In addition, because we license content from third parties, we may be exposed to copyright infringement actions if those parties are subject to claims regarding the origin and ownership of that content.

Seasonality

For a discussion of seasonality affecting our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality” in Item 7 below.

Other

To the extent required by Item 1 of Form 10-K, the information contained in Item 7 of this Annual Report is hereby incorporated by reference in this Item 1.

Item 1A.	Risk Factors

This section describes circumstances or events that could have a negative effect on our financial results or operations or that could change, for the worse, existing trends in some or all of our businesses. The occurrence of one or more of the circumstances or events described below could have a material adverse effect on our financial condition, results of operations and cash flows or on the trading prices of our Common Stock and Convertible Notes or of securities that we may issue in the future. The risks and uncertainties described in this Annual Report are not the only ones facing us. Additional risks and uncertainties that are not currently known to us or that we currently believe are immaterial may also adversely affect our business and operations.

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

Developing and implementing new and updated applications, features and services for our public and private portals may be more difficult than expected, may take longer and cost more than expected, and may not result in sufficient increases in revenue to justify the costs

Attracting and retaining users of our public portals and clients for our private portals requires us to continue to improve the technology underlying those portals and to continue to develop new and updated applications, features and services for those portals. If we are unable to do so on a timely basis or if we are unable to implement new applications, features and services without disruption to our existing ones, we may lose potential users and clients.

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

Many of our competitors have greater financial, technical, product development, marketing and other resources than we do. These organizations may be better known than we are and have more customers or users than we do. We cannot provide assurance that we will be able to compete successfully against these organizations or any alliances they have formed or may form. In addition, we expect that competitors will continue to enter these markets.

Failure to maintain and enhance the “WebMD” brand could have a material adverse effect on our business

We believe that the “WebMD” brand identity that we have developed has contributed to the success of our business and has helped us achieve recognition as a trusted source of health and wellness information. We also believe that maintaining and enhancing that brand is important to expanding the user base for our public portals, to our relationships with sponsors and advertisers, and to our ability to gain additional employer and healthcare payer clients for our private portals. We have expended considerable resources on establishing and enhancing the “WebMD” brand and our other brands, and we have developed policies and procedures designed to preserve and enhance our brands, including editorial procedures designed to provide quality control of the information we publish. We expect to continue to devote resources and efforts to maintain and enhance our brands. However, we may not be able to successfully maintain or enhance awareness of our brands, and events outside of our control may have a negative effect on our brands. If we are unable to maintain or enhance awareness of our brands, and do so in a cost-effective manner, our business could be adversely affected.

Our online businesses have a limited operating history

Our online businesses have a limited operating history and participate in relatively new markets. These markets, and our online businesses, have undergone significant changes during their short history and can be expected to continue to change. Many companies with business plans based on providing healthcare information and related services through the Internet have failed to be profitable and some have filed for bankruptcy or ceased operations. Even if demand from users exists, we cannot assure you that our businesses will continue to be profitable.

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

The timing of our advertising and sponsorship revenue may vary significantly from quarter to quarter and is subject to factors beyond our control, including regulatory changes affecting advertising and promotion of drugs and medical devices and general economic conditions

Our advertising and sponsorship revenue may vary significantly from quarter to quarter due to a number of factors, many of which are not within our control, and some of which may be difficult to forecast accurately, including potential effects on demand for our services as a result of regulatory changes affecting advertising and promotion of drugs and medical devices and general economic conditions. The majority of our advertising and sponsorship programs are for terms of approximately four to twelve months. We have relatively few longer term advertising and sponsorship programs. We cannot assure you that our current advertisers and sponsors will continue to use our services beyond the terms of their existing contracts or that they will enter into any additional contracts.

The time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program may be lengthy, especially for larger contracts, and may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals. Other factors that could affect the timing of contracting for specific programs with advertisers and sponsors, or receipt of revenue under such contracts, include:

•	the timing of FDA approval for new products or for new approved uses for existing products;

•	the timing of FDA approval of generic products that compete with existing brand name products;

•	the timing of withdrawals of products from the market;

•	the timing of rollouts of new or enhanced services on our public portals;

•	seasonal factors relating to the prevalence of specific health conditions and other seasonal factors that may affect the timing of promotional campaigns for specific products; and

•	the scheduling of conferences for physicians and other healthcare professionals.

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

Expansion to markets outside the United States will subject us to additional risks

One element of our growth strategy is to seek to expand our online services to markets outside the United States. Generally, we expect that we would accomplish this through partnerships or joint ventures with other companies having expertise in the specific country or region. However, our participation in international markets will still be subject to certain risks beyond those applicable to our operations in the United States, such as:

•	challenges caused by language and cultural differences;

•	difficulties in staffing and managing operations from a distance;

•	uncertainty regarding liability for services and content;

•	burdens of complying with a wide variety of legal, regulatory and market requirements;

•	variability of economic and political conditions, including the extent of the impact of adverse economic conditions in markets outside the United States;

•	tariffs or other trade barriers;

•	fluctuations in currency exchange rates;

•	potentially adverse tax consequences, including restrictions on repatriation of earnings; and

•	difficulties in protecting intellectual property.

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

The healthcare industry has changed significantly in recent years, and we expect that significant changes will continue to occur. However, the timing and impact of developments in the healthcare industry are difficult to predict. We cannot assure you that the markets for our products and services will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets.

Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies

The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Existing and new laws and regulations affecting the healthcare industry could create unexpected liabilities for us, could cause us to incur additional costs and could restrict our operations. Many healthcare laws are complex, and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services that we provide. However, these laws and regulations may nonetheless be applied to our products and services. Our failure to accurately anticipate the application of these laws and regulations, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our businesses. Some of the risks we face from healthcare regulation are as follows:

•	Regulation of Drug and Medical Device Advertising and Promotion. The WebMD Health Network provides services involving advertising and promotion of prescription and over-the-counter drugs and medical devices. If the Food and Drug Administration (FDA) or the Federal Trade Commission (FTC) finds that any information on The WebMD Health Network or in WebMD the Magazine violates applicable regulations, they may take regulatory or judicial action against us and/or the advertiser or sponsor of that information. State attorneys general may also take similar action based on their state’s consumer protection statutes. Any increase or change in regulation of drug or medical device advertising and promotion could make it more difficult for us to contract for sponsorships and advertising. We cannot predict what actions the FDA or industry participants may take in the future, but the FDA’s enforcement against pharmaceutical advertising increased in 2009 from 2008 levels. It is also possible that new laws would be enacted that impose restrictions on such advertising. In addition, recent private industry initiatives have resulted in voluntary restrictions, which advertisers and sponsors have agreed to follow. Our advertising and sponsorship revenue could be materially reduced by additional restrictions on the advertising of prescription drugs and medical devices to consumers, whether imposed by law or regulation or required under policies adopted by industry members.

•	Anti-kickback Laws. There are federal and state laws that govern patient referrals, physician financial relationships and inducements to healthcare providers and patients. The federal healthcare programs’ anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. These laws are applicable to manufacturers and distributors and, therefore, may restrict how we and some of our customers market products to healthcare providers, including e-details. Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate some portions of our business and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our practices could result in adverse publicity and be costly for us to respond to.

•	False Claims Laws. The Federal False Claims Act imposes liability on any person or entity who, among other things knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a Federal healthcare program. In addition, various states have enacted false claim laws analogous to the Federal False Claims Act, and many of these states laws apply where a claim is submitted to any third-party payor and not merely a federal healthcare program. When an entity is determined to have violated the Federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government plus civil penalties. In recent years an increasing number of Federal False Claims Act cases have been brought against drug manufacturers and resulted in significant monetary settlements and imposition of federally supervised corporate integrity agreements in circumstances that include allegations that company-sponsored CME was unlawful off-label promotion. Any action against us for violation of these laws could cause us to incur significant legal expenses and may adversely affect our ability to operate our business.

•	Medical Professional Regulation. The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine. If a state determines that some portion of our business violates these laws, it may seek to have us discontinue those portions or subject us to penalties or licensure requirements. Any determination that we are a healthcare provider and have acted improperly as a healthcare provider may result in liability to us.

•	GINA. The Genetic Information Nondiscrimination Act (GINA) prohibits discrimination based on genetic information in employment and in health insurance coverage. The law applies to our private portal customers including both employers and group health plans. WebMD’s Health Risk Assessment (or HRA), HealthQuotient, is typically offered to employees as a voluntary component of their employer-sponsored wellness program. Title I of GINA can have significant implications for wellness programs offered by group health plans in that it prohibits the collection of genetic information, which includes an individual’s family medical history, prior to or in connection with enrollment or for underwriting purposes. Underwriting purposes includes providing incentives or rewards for completion of an HRA that requests genetic information. Title II of GINA prohibits employment discrimination based on genetic information as well as the request or purchase of genetic information of employees or their family members with limited exceptions, including a limited exception for voluntary wellness programs. WebMD may face challenges as a result of varying interpretations of the law by the multiple enforcing agencies including the U.S. Departments of Health and Human Services (“HHS”), Labor and Treasury and the Equal Employment Opportunity Commission. It is possible that the final regulations may require modifications to our HealthQuotient product to either eliminate or revise the family history section. Interpretations of the law may increase operational costs or decrease demand for our product.

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

Government regulation of the Internet could adversely affect our business

The Internet and its associated technologies are subject to government regulation. However, whether and how existing laws and regulations in various jurisdictions, including privacy and consumer protection laws, apply to the Internet is still uncertain. Our failure, or the failure of our business partners or third-party service providers, to accurately anticipate the application of these laws and regulations to our products and services and the manner in which we deliver them, or any other failure to comply with such laws and regulations, could create liability for us, result in adverse publicity and negatively affect our business. In addition, new laws and regulations, or new interpretations of existing laws and regulations, may be adopted with respect to the Internet and online services, including in areas such as: user privacy, confidentiality, consumer protection, marketing, pricing, content, copyrights and patents, and characteristics and quality of products and services. We cannot predict how these laws or regulations will affect our business.

Internet user privacy, personal data security and the use of consumer information to track online activities are major issues both in the United States and abroad. For example, in February 2009, the FTC published Self-Regulatory Principles to govern the tracking of consumers’ activities online in order to deliver advertising targeted to the interests of individual consumers (sometimes referred to as behavioral advertising). These principles serve as guidelines to industry. In addition, there is the possibility supported by certain public statements, that the FTC may revise or eliminate the principles in favor of a more restrictive approach for companies that utilize behavioral advertising. In addition, there is a possibility of legislation, regulations and increased enforcement activities relating to behavioral advertising. We have privacy policies posted on our Web sites that we believe comply with applicable laws requiring notice to users about our information collection, use and disclosure practices. We also notify users about our information collection, use and disclosure practices relating to data we receive through offline means such as paper health risk assessments. Moreover, we take steps to reasonably protect certain sensitive personal information we hold. We cannot assure you that the privacy policies and other statements we provide to users of our products and services, or our practices will be found sufficient to protect us from liability or adverse publicity in this area. A determination by a state or federal agency or court that any of our practices do not meet applicable standards, or the implementation of new standards or requirements, could adversely affect our business.

Failure to comply with laws relating to privacy and security of personal information, including personal health information, could result in liability to us and concerns about privacy-related issues could damage our reputation and our business

Privacy and security of personal information stored or transmitted electronically, including personal health information, is a major issue in the United States. While we strive to comply with all applicable privacy and security laws and regulations, as well as our own posted privacy policies, any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, or could cause us to lose users and customers, which could have a material adverse effect on our business. In addition, we are unable to predict what additional legislation or regulation in the area of privacy of personal information, including personal health information, could be enacted and what effect that could have on our operations and business. Concerns about our practices with regard to the collection, use, disclosure, or security of personal information or other privacy related matters, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation and harm our business.

The Privacy Standards and Security Standards under the Health Insurance Portability and Accountability Act of 1996 (or HIPAA) establish a set of national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses and healthcare providers (referred to as covered entities) and their business associates. Currently, only covered entities are directly subject to potential civil and criminal liability under these Standards. However, the American Recovery and Reinvestment Act of 2009 (ARRA) amends the HIPAA Privacy and Security Standards and makes certain provisions applicable to those portions of our business, such as those managing employee or plan member health information for employers or health plans, that are business associates of covered entities. Currently, we are bound by certain contracts and agreements to use and disclose protected health information in a manner consistent with the Privacy Standards and Security Standards. Beginning on February 17, 2010, some provisions of the HIPAA Privacy and Security Standards began to apply directly to us. For periods prior to that, depending on the facts and circumstances, we could potentially be subject to criminal liability for aiding and abetting or conspiring with a covered entity to violate the Privacy Standards or Security Standards. As of February 17, 2010, we became directly subject to HIPAA’s criminal and civil penalties. ARRA increased civil penalty amounts for violations of HIPAA and significantly strengthens enforcement by requiring HHS to conduct periodic audits to confirm compliance and authorizing state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of HIPAA Privacy and Security Standards that threaten the privacy of state residents. We cannot assure you that we will adequately address the risks created by these Standards. In addition, we are unable to predict what changes to these Standards might be made in the future or how those changes, or other changes in applicable laws and regulations, could affect our business.

Failure to maintain CME accreditation could adversely affect Medscape, LLC’s ability to provide online CME offerings

Medscape, LLC’s continuing medical education (or CME) activities are planned and implemented in accordance with the current Essential Areas and Elements and the Policies of the Accreditation Council for Continuing Medical Education, or ACCME, which oversees providers of CME credit, and other applicable accreditation standards. ACCME’s standards for commercial support of CME are intended to assure, among other things, that CME activities of ACCME-accredited providers, such as Medscape, LLC, are independent of “commercial interests,” which are defined as entities that produce, market, re-sell or distribute healthcare goods and services, excluding certain organizations. “Commercial interests,” and entities owned or controlled by “commercial interests,” are ineligible for accreditation by the ACCME.

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

Government regulation and industry initiatives could adversely affect the volume of sponsored online CME programs implemented through our Web sites or require changes to how Medscape, LLC offers CME

CME activities may be subject to government oversight or regulation by Congress, the FDA, HHS, and by state regulatory agencies. Medscape, LLC and/or the sponsors of the CME activities that Medscape, LLC accredits may be subject to enforcement actions if any of these CME activities are deemed improperly promotional, potentially leading to the termination of sponsorships.

During the past several years, educational activities, including CME, directed at physicians have been subject to increased governmental scrutiny to ensure that sponsors do not influence or control the content of the activities. In response, pharmaceutical and medical device companies have developed and implemented internal controls and procedures that promote adherence to applicable regulations and requirements. In implementing these controls and procedures, supporters of CME may interpret the regulations and requirements differently and may implement varying procedures or requirements. These controls and procedures:

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

Other Risks Applicable to Our Company and to Ownership of Our Securities

Negative conditions in the market for certain auction rate securities may result in WebMD incurring a loss on such investments

As of December 31, 2009, WebMD had a total of approximately $352.7 million (face value) of investments in certain auction rate securities (ARS), including investments in ARS originally made by HLTH. The ARS had a carrying value of $279.7 million as of December 31, 2009. The types of ARS investments that we own are backed by student loans, 97% of which are guaranteed under the Federal Family Education Loan Program (FFELP), and all of which had credit ratings of AAA or Aaa when purchased. We do not own any other type of ARS investments.

Since February 2008, negative conditions in the regularly held auctions for these securities have prevented holders from being able to liquidate their holdings through that type of sale. In the event that we need to or want to sell our ARS investments, we may not be able to do so until a future auction on these types of investments is successful or until a buyer is found outside the auction process. If potential buyers are unwilling to purchase the investments at their carrying amount, we would incur a loss on any such sales. In addition, the credit ratings on approximately half of the ARS investments in our portfolio have been downgraded, and there may be additional such rating downgrades in the future. If uncertainties in the credit and capital markets continue, these markets deteriorate further or ARS investments in our portfolio experience additional credit rating downgrades, there could be further fair value adjustments or other-than-temporary impairments in the carrying value of our ARS investments.

Provisions in our organizational documents and Delaware law may inhibit a takeover, which could adversely affect the value of our Common Stock

Our Restated Certificate of Incorporation and Bylaws, as well as Delaware corporate law, contain provisions that could delay or prevent a change of control or changes in our management and Board of Directors that holders of our Common Stock might consider favorable and may prevent them from receiving a takeover premium for their shares. These provisions include, for example, our classified board structure and the authorization of our Board of Directors to issue up to 50 million shares of preferred stock without a stockholder vote. In addition, our Restated Certificate of Incorporation provides that stockholders may not act by written consent and may not call special meetings. These provisions apply even if an offer to purchase our company may be considered beneficial by some of our stockholders. If a change of control or change in management is delayed or prevented, the market price of our Common Stock could decline.

If certain transactions occur with respect to our capital stock, limitations may be imposed on our ability to utilize net operating loss carryforwards and tax credits to reduce our income taxes

WebMD has substantial accumulated net operating loss (NOL) carryforwards and tax credits available to offset taxable income in future tax periods. If certain transactions occur with respect to WebMD’s capital stock (including issuances, redemptions, recapitalizations, exercises of options, conversions of convertible debt, purchases or sales by 5%-or-greater shareholders and similar transactions) that result in a cumulative change of more than 50% of the ownership of capital stock over a three-year period (as determined under rules prescribed by the U.S. Internal Revenue Code and applicable Treasury regulations), an annual limitation would be imposed with respect to the ability to utilize WebMD’s NOL carryforwards and federal tax credits.

In November 2008, HLTH repurchased shares of its common stock in a tender offer. The tender offer resulted in a cumulative change of more than 50% of the ownership of HLTH’s capital, as determined under the applicable rules and regulations. As a result of this ownership change, there is an annual limitation imposed on the ability to utilize our NOL carryforwards and federal tax credits.

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

As widely reported, financial markets experienced extreme disruption during portions of 2008 and 2009, including volatility in the prices of securities and severely diminished liquidity and availability of credit. Financing may continue to be difficult to obtain on acceptable terms, and we could be forced to cancel or delay investments or transactions that we would otherwise have made.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We believe that our company’s offices and other facilities are, in general, in good operating condition and adequate for our current operations and that additional leased space in appropriate locations can be obtained on acceptable terms if needed.

We lease approximately 100,000 square feet of office space in New York City for our corporate headquarters and our editorial and marketing operations under a lease that expires in November 2015. We also lease additional office space in New York City and lease office space and operational facilities in: Elmwood Park, New Jersey; Atlanta, Georgia; Montreal, Canada; Chicago, Illinois; Herndon, Virginia; Indianapolis, Indiana; Omaha, Nebraska; Portland, Oregon; and San Clemente, California.

Item 3.	Legal Proceedings

The information relating to legal proceedings contained in Note 11 to the Consolidated Financial Statements included in this Annual Report is incorporated herein by this reference.

Item 4.	[Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

We completed the initial public offering of our Class A Common Stock on September 28, 2005. Our Class A Common Stock began trading on the Nasdaq National Market under the symbol “WBMD” on September 29, 2005. Upon completion of our merger with HLTH Corporation in October 2009 and the resulting cancellation of our Class B Common Stock (all of which had been owned by HLTH), our Class A Common Stock began being referred to simply as Common Stock. Our Common Stock now trades on the Nasdaq Global Select Market. The high and low prices of our Common Stock for each quarterly period during the last two fiscal years are as follows:

	High	Low

2008
First quarter	$41.99	$23.15
Second quarter	35.40	21.86
Third quarter	35.00	23.80
Fourth quarter	29.99	13.63
2009
First quarter	$25.20	$19.37
Second quarter	30.70	20.15
Third quarter	34.43	28.73
Fourth quarter	38.97	31.00

The market price of our Common Stock has fluctuated in the past and is likely to fluctuate in the future. Changes in the market price of our Common Stock may result from, among other things:

•	quarter-to-quarter variations in operating results;

•	operating results being different from analysts’ estimates or opinions;

•	changes in analysts’ earnings estimates;

•	changes in financial guidance or other forward-looking information;

•	announcements or performance of products, services, pricing policies or business strategies by us or our competitors;

•	announcements or performance of acquisitions or strategic partnerships by us or our competitors;

•	developments in existing customer or strategic relationships;

•	actual or perceived changes in our business strategy;

•	developments in new or pending litigation and claims;

•	sales of large amounts of our Common Stock;

•	changes in general business or regulatory conditions affecting the healthcare, information technology or Internet industries;

•	changes in general economic conditions; and

•	fluctuations in the securities markets in general.

In addition, the market prices of our Common Stock and of the stock of other Internet-related companies have experienced large fluctuations, sometimes quite rapidly. These fluctuations often may be unrelated to or disproportionate to operating performance.

Holders

On February 25, 2010, there were approximately 2,750 holders of record of our Common Stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to determine the total number of stockholders represented by these record holders, but we believe there are more than 35,000 holders of our Common Stock.

Dividends

We have never declared or paid any cash dividends on our Common Stock, and we do not anticipate paying cash dividends in the foreseeable future.

Repurchases of Equity Securities During the Fourth Quarter of 2009

The following table provides information about purchases by WebMD during the three months ended December 31, 2009 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

			Total	Approximate
			Number of	Dollar Value of
	Total		Shares Purchased as	Shares that May Yet
	Number of		Part of Publicly	Be Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased(1)	Paid per Share	Programs(2)	Programs(3)

10/01/09 – 10/31/09	—	$—	—	$30,000,000
11/01/09 – 11/30/09	65,300	$35.54	—	$240,900,000
12/01/09 – 12/31/09	6,370,938 (2)	$37.00	6,339,227	$30,000,000

Total	6,436,238	$36.98	6,339,227

(1)	Includes the following number of shares withheld from WebMD Restricted Common Stock that vested during the respective periods in order to satisfy withholding tax requirements related to the vesting of the awards: 65,300 in November and 31,711 in December. The value of these shares was determined based on the closing price of WebMD Common Stock on the date of vesting.

(2)	WebMD purchased 6,339,227 shares of WebMD Common Stock at $37.00 per share pursuant to a tender offer announced in November 2009 and completed in December 2009. For additional information, see Note 14 to the Consolidated Financial Statements included in this Annual Report.

(3)	In each period, $30 million relates to the repurchase program that WebMD announced in December 2008, at which time WebMD was authorized to use up to $30 million to purchase shares of its Common Stock from time to time. As of December 31, 2009, no shares had been purchased under this repurchase program. For additional information, see Note 14 to the Consolidated Financial Statements included in this Annual Report. The remainder relates to the authorization to purchase, at $37.00 per share, 5,700,000 shares of WebMD Common Stock pursuant to the tender offer referred to above in footnote 2 to this table, for a total purchase price of $210,900,000. That amount was later increased to 6,339,227 shares of WebMD Common Stock, for a total purchase price of $234,551,399.

Performance Graph

The following graph compares the cumulative total stockholder return on WebMD Common Stock with the comparable cumulative return of the NASDAQ Stock Market (U.S. and Foreign) Index and the Research Data Group (RDG) Internet Composite Index over the period of time covered in the graph. The graph assumes that $100 was invested in WebMD Common Stock on September 29, 2005 (the date of the initial public offering of WebMD Common Stock) and in each index on September 30, 2005. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 51 MONTH CUMULATIVE TOTAL RETURN*
among WebMD Health Corp., the NASDAQ Composite Index
and the RDG Internet Composite Index

*	$100 Invested on 9/29/05 in stock or 9/30/05 in Index, including reinvestment of dividends. Fiscal year ending December 31.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report.

	Years Ended December 31,(1)
	2009	2008	2007	2006(2)(3)	2005(4)
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenue	$438,536	$373,462	$319,232	$899,585	$842,660
Cost of operations	165,753	135,138	114,000	542,723	525,405
Sales and marketing	112,101	106,080	91,035	116,258	101,939
General and administrative	89,620	88,053	102,661	130,056	116,589
Depreciation and amortization	28,185	28,410	27,808	44,073	43,013
Interest income	9,149	35,300	42,035	32,339	21,527
Interest expense	23,515	26,428	25,887	25,472	18,442
Severance and other transaction expenses	11,066	6,941	2,527	—	—
Gain on repurchases of convertible notes	10,120	—	—	—	—
Gain on sale of EBS Master LLC	—	538,024	—	—	—
Restructuring	—	7,416	—	—	—
Impairment of auction rate securities	—	60,108	—	—	—
Gain on 2006 EBS Sale	—	—	399	352,297	—
Other (expense) income, net	(1,369)	992	5,933	(4,252)	(27,965)

Income from continuing operations before income tax (benefit) provision	26,196	489,204	3,681	421,387	30,834
Income tax (benefit) provision	(45,491)	26,638	(9,053)	50,033	(2,461)
Equity in earnings of EBS Master LLC	—	4,007	28,566	763	—

Consolidated income from continuing operations	71,687	466,573	41,300	372,117	33,295
Consolidated income (loss) from discontinued operations, net of tax	49,354	94,682	(18,048)	393,527	34,170

Consolidated net income inclusive of noncontrolling interest	121,041	561,255	23,252	765,644	67,465
Income attributable to noncontrolling interest	(3,705)	(1,032)	(10,667)	(405)	(775)

Net income attributable to Company stockholders	$117,336	$560,223	$12,585	$765,239	$66,690

Amounts attributable to Company stockholders:
Income from continuing operations	$67,018	$465,725	$31,845	$371,844	$32,725
Income (loss) from discontinued operations	50,318	94,498	(19,260)	393,395	33,965

Net income attributable to Company stockholders	$117,336	$560,223	$12,585	$765,239	$66,690

Basic income per common share:
Income from continuing operations	$1.40	$5.99	$0.40	$3.00	$0.22
Income (loss) from discontinued operations	1.05	1.22	(0.24)	3.17	0.22

Net income attributable to Company stockholders	$2.45	$7.21	$0.16	$6.17	$0.44

Diluted income per common share:
Income from continuing operations	$1.21	$4.92	$0.36	$2.69	$0.21
Income (loss) from discontinued operations	0.86	0.96	(0.23)	2.67	0.22

Net income attributable to Company stockholders	$2.07	$5.88	$0.13	$5.36	$0.43

Weighted-average shares outstanding used in computing per share amounts:
Basic	47,400	77,738	79,694	124,092	151,872

Diluted	57,740	97,824	83,886	147,382	156,807

	As of December 31,(1)
	2009	2008	2007	2006(2)	2005(4)
	(In thousands)

Consolidated Balance Sheets Data:
Cash, cash equivalents and investments	$808,144	$917,897	$830,120	$651,464	$427,433
Working capital (excluding assets and liabilities of discontinued operations)	159,539	633,462	860,181	617,101	397,555
Total assets	1,288,548	1,501,734	1,651,481	1,469,795	2,213,558
Long-term convertible notes, net of discount	227,659	614,018	605,776	598,121	590,987
Convertible redeemable exchangeable preferred stock	—	—	—	98,768	98,533
Noncontrolling interest	—	134,223	131,353	101,860	43,096
Stockholders’ equity	564,768	496,698	642,809	422,853	1,118,237

(1)	On October 23, 2009, WebMD Health Corp. completed a merger with HLTH Corporation (the “Merger”), with WebMD Health Corp. continuing as the surviving company. The accounting treatment for the Merger results in HLTH Corporation being treated as the acquiring entity and the pre-acquisition consolidated financial statements of HLTH Corporation being treated as the historical financial statements of WebMD Health Corp. for all historical periods presented. In addition, the weighted-average shares outstanding used in computing income per common share have been adjusted by multiplying the historical weighted-average shares outstanding for HLTH by the 0.4444 exchange ratio in the Merger for all historical periods presented. Basic and diluted income per common share also have been recalculated to reflect the adjusted weighted-average shares outstanding for all historical periods presented. See “Introduction — Basis of Presentation; Accounting Treatment of the Merger” within Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in Item 7 of this Annual Report.

(2)	For the year ended December 31, 2006, the consolidated financial position and results of operations reflect the sale of a 52% interest in our Emdeon Business Services business (which we refer to as EBS), as of November 16, 2006. Accordingly, the consolidated balance sheet as of December 31, 2006 excludes the assets and liabilities of EBS and includes an investment in EBS Master LLC accounted for under the equity method of accounting related to our 48% ownership, and the consolidated statement of operations for the year ended December 31, 2006 includes the operations of EBS for the period January 1, 2006 through November 16, 2006 and our 48% equity in earnings of EBS Master LLC from November 17, 2006 through December 31, 2006.

(3)	On January 1, 2006, we adopted the new authoritative guidance which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period based on their fair values. This resulted in additional non-cash stock-based compensation expense beginning in 2006 and subsequent periods. See Results of Operations within Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in Item 7 of this Annual Report.

(4)	The selected financial data for the year ended December 31, 2005 does not reflect the retrospective application of authoritative guidance for our 3 1/4% Convertible Notes, which were outstanding during this period and were fully redeemed or converted to equity during June 2005. The authoritative guidance requires cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 7 contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in our forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” in Item 1A of this Annual Report and those included elsewhere in this Annual Report. In this MD&A, dollar amounts (other than per share amounts) are stated in thousands, unless otherwise noted.

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Annual Report and is intended to provide an understanding of our results of operations, financial condition and changes in our results of operations and financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides: a general description of our company and its business; a description of our merger with HLTH Corporation (which we refer to as the Merger) and the accounting treatment of the Merger; background information on certain trends, transactions and other developments affecting our company; and a discussion of how seasonal factors may impact the timing of our revenue.

•	Critical Accounting Estimates and Policies. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective and often complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to the Consolidated Financial Statements included in this Annual Report.

•	Results of Operations and Supplemental Financial and Operating Information. These sections provide our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on a consolidated basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of December 31, 2009.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

Introduction

Our Company.  WebMD Health Corp. is a Delaware corporation that was incorporated on May 3, 2005. We completed an initial public offering on September 28, 2005. Our common stock trades under the symbol “WBMD” on the Nasdaq Global Select Market. From the completion of our initial public offering through the completion of the Merger on October 23, 2009, we were more than 80% owned by HLTH Corporation (which we refer to as HLTH). On October 23, 2009, stockholders of HLTH and WebMD approved the Merger and the transaction was completed later that day, with HLTH merging into WebMD and WebMD continuing as the surviving corporation. WebMD automatically succeeded to all of HLTH’s assets, liabilities and commitments upon completion of the Merger (other than the shares of WebMD Class B common stock owned by HLTH which were cancelled in the Merger). In the Merger, each share of HLTH common stock was converted into 0.4444 shares of WebMD common stock. The shares of WebMD’s Class A common stock were unchanged in the Merger and continue to trade on the NASDAQ Global Select Market under the symbol “WBMD”; however, they are no longer referred to as “Class A” because the Merger eliminated both WebMD’s Class B common stock and the dual-class stock structure that had existed at WebMD. The key reasons for the Merger included allowing HLTH’s stockholders to participate directly in the ownership of WebMD, while eliminating HLTH’s controlling interest in WebMD and the inefficiencies associated with having two separate public companies, increasing the ability of WebMD to raise capital and to obtain financing, and improving the liquidity of WebMD common stock by significantly increasing the number of shares held by public stockholders.

WebMD was the only operating business of HLTH at the time the Merger closed. Accordingly, the completion of the Merger did not have a significant effect on the operations of WebMD since there were no HLTH business operations to combine with WebMD’s business operations and, while HLTH had previously been providing certain corporate services to WebMD under a services agreement and had certain other agreements with WebMD, those agreements ceased when WebMD acquired HLTH. The employees and resources of HLTH used to provide services to WebMD under the services agreement became employees and resources of WebMD upon completion of the Merger.

Basis of Presentation; Accounting Treatment of the Merger.  The applicable accounting treatment for the Merger results in HLTH being considered the acquiring entity of the WebMD non-controlling interest. Therefore, the pre-acquisition consolidated financial statements of HLTH became the historical financial statements of WebMD following the completion of the Merger. For all prior periods presented in the Consolidated Financial Statements included in this Annual Report, the weighted-average shares outstanding used in computing income per common share have been adjusted by multiplying the historical weighted-average shares outstanding for HLTH by the 0.4444 exchange ratio in the Merger. Additionally, basic and diluted income per common share have been recalculated to reflect the adjusted weighted-average shares outstanding for the prior year periods presented. For the year ended December 31, 2009, these adjustments only apply to the portion of the year prior to the completion of the Merger on October 23, 2009.

The consolidated accounts of HLTH included, until the completion of the Merger, 100% of the assets and liabilities of WebMD, which was more than 80% owned by HLTH until the Merger. The ownership interests of the noncontrolling stockholders of WebMD are recorded as “noncontrolling interest” in the December 31, 2008 Consolidated Balance Sheet included in the Consolidated Financial Statements in this Annual Report. In the Consolidated Statements of Operations included in the Consolidated Financial Statements in this Annual Report, “Net income attributable to Company stockholders” reflects an adjustment for the noncontrolling stockholders’ share of the net income of WebMD until completion of the Merger.

Our Business.  We are a leading provider of health information services to consumers, physicians and other healthcare professionals, employers and health plans through our public and private online portals and health-focused publications. Our public portals for consumers enable them to obtain health and wellness information (including information on specific diseases or conditions), check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest and participate in online communities with peers and experts. Our public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (which we refer to as CME) credit and communicate with peers. We generate revenue from our public portals primarily through the sale of advertising and sponsorship products, including CME services. We also distribute our online content and services to other entities and generate revenue from these arrangements through the sale of advertising and sponsorship products and content syndication fees. We also provide e-detailing promotion and physician recruitment services, information services and provide print services including the publication of WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms. The sponsors and advertisers of our public portals include pharmaceutical, biotechnology, medical device and consumer products companies. Our private portals enable employers and health plans to provide their employees and members with access to personalized health and benefit information and decision-support technology that helps them to make more informed benefit, treatment and provider decisions. In addition, we offer, clients of our private portals, telephonic health coaching services on a per participant basis across an employee or plan population. We generate revenue from our private portals through the licensing of these portals and related services to employers and health plans either directly or through distributors.

Background Information on Certain Trends Influencing the Use of Our Services.  Several key trends in the healthcare and Internet industries are influencing the use of healthcare information services of the types we provide or are developing. Those trends are described briefly below:

•	Use of the Internet by Consumers and Physicians. The Internet has emerged as a major communications medium and has already fundamentally changed many sectors of the economy, including the marketing and sales of financial services, travel, and entertainment, among others. The Internet is also changing the healthcare industry and has transformed how consumers and physicians find and utilize healthcare information.

—	Healthcare consumers increasingly seek to educate themselves online about their healthcare related issues, motivated in part by the continued availability of new treatment options and in part by the larger share of healthcare costs they are being asked to bear due to changes in the benefit designs being offered by health plans and employers. The Internet has fundamentally changed the way consumers obtain health and wellness information, enabling them to have immediate access to searchable information and dynamic interactive content to check symptoms, assess risks, understand diseases, find providers and evaluate treatment options. According to a study of health information technology by the National Center for Health Statistics of the Centers for Disease Control and Prevention (or CDC), approximately 51% of United States adults aged 18-64 had used the Internet to look up health information during the prior 12 months, based on a survey conducted in the first half of 2009. According to a June 2009 study by the Pew Internet & American Life Project, 61% of U.S. adults have searched for health information on the Internet (compared to 25% in a similar study in 2000) and approximately 37% of U.S. adults have accessed social media related to health.

—	The Internet has also become a primary source of information for physicians seeking to improve clinical practice and is growing relative to traditional information sources, such as conferences, meetings and offline journals.

•	Increased Online Marketing and Education Spending for Healthcare Products. Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating consumers and physicians about them; however, only a small portion of this amount is currently spent on online services. We believe that these companies, which comprise the majority of the advertisers and sponsors of our public portals, are becoming increasingly aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians, and this increasing awareness will result in increasing demand for our services. However, notwithstanding our general expectation for increased demand, our advertising and sponsorship revenue may vary significantly from quarter to quarter due to a number of factors, including general economic conditions and the following:

—	The majority of our advertising and sponsorship contracts are for terms of approximately four to twelve months. We have relatively few longer term advertising and sponsorship contracts.

—	The time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals.

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

•	Changes in Health Plan Design; Health Management Initiatives. In a healthcare market where a greater share of the responsibility for healthcare costs and decision-making has been increasingly shifting to consumers, use of information technology (including personal health records) to assist consumers in making informed decisions about healthcare has also increased. We believe that through our WebMD Health and Benefits Manager tools, including our personal health record application, we are well positioned to play a role in this environment. However, our strategy depends, in part, on increasing usage of our private portal services by our employer and health plan clients’ employees and members, respectively. Increasing usage of our services requires us to continue to deliver and improve the underlying technology and develop new and updated applications, features and services. In addition, we face competition in the area of healthcare decision-support tools and online health management applications and health information services. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do, and may be better known than we are. We also expect that, for clients and potential clients in the industries most adversely affected by recent general economic conditions (including those in the financial services and automotive industries), we may continue to experience some reductions in initial contracts, contract expansions and contract renewals for our private portal services, as well as reductions in the size of existing contracts.

•	Developments in Social Media and Other Internet Applications. In the past several years, video and multimedia applications have become an increasingly important part of what users expect from Internet sites. In addition, consumers are increasingly using the Internet to access social media as a means to communicate and exchange information, including regarding health and wellness. Similarly, physicians and other healthcare professionals are increasingly participating in condition or topic specific community groups and other interactive applications. Consumers and healthcare professionals are also increasingly using handheld devices to access the Internet, with physicians increasingly using handheld devices in diagnosis and treatment at the point of care. We have invested and intend to continue to invest in software and systems that allow us to meet the demands of our users and sponsors, including customized content management and publishing technology to deliver interactive content, multimedia programming and personalized health applications that engage our users. The following are some of our recent and current initiatives to improve the user experience on our Web sites, expand our services and increase our user base:

—	Physician Connect, our social networking platform for physicians, allows them to exchange information online on a range of topics, including patient care, drug information, healthcare-related legislation and practice management. Physicians can also create polls to elicit tailored, constructive feedback from other physicians. We also offer third parties the opportunity to sponsor Physician Connect discussions and polls so that they can gain insights into physicians’ perspectives and areas of interest. By the end of 2009, Physician Connect had attracted more than 120,000 physician members. Medscape from WebMD also offers a variety of sponsored and unsponsored blogs where healthcare professionals can share their thoughts and opinions with the Medscape from WebMD community.

—	We plan to launch the WebMD Health Exchange, a social networking initiative that will build on the hundreds of health communities that exist on WebMD Health today and will more closely integrate the social experience throughout each of our core content areas, in 2010. The WebMD Health Exchange will give consumers the opportunity to explore a health or wellness topic on their own terms, by participating in WebMD expert moderated communities or by creating their own public community or invitation-only private community.

—	Medscape Mobile is a free medical application that can be accessed on the iPhonetm and iPod touch®. Medscape Mobile includes Medscape’s specialty-specific news, comprehensive drug information and clinical reference tools. Medscape Mobile also includes CME activities organized by specialty and designed for use on a mobile device. Medscape Mobile is currently available on the iPhonetm and iPod touch® and will soon be offered on additional mobile platforms, including BlackBerry®.

—	WebMD Mobile is a free consumer application that allows consumers to access certain WebMD tools on an iPhone, including Symptom Checker, First Aid, and Pill Identifier applications, as well as other health information. It has been downloaded more than 1.5 million times since launch and is the leading free health application in the iTunes Store.

—	We are pursuing opportunities to expand the reach of our brands outside the United States. In October 2009, we launched our first major consumer portal outside the United States in partnership with Boots, the UK’s leading pharmacy-led health and beauty retailer.

•	Healthcare Reform Legislation. Congress is currently considering significant healthcare reform legislation. Healthcare reform legislation, if enacted, may increase governmental involvement in healthcare and health insurance, may change the way health insurance is funded (including the role that employers play in such funding), may change reimbursement rates and other terms of such insurance coverage, may affect the way information technology is used in healthcare, and may otherwise change the environment in which healthcare industry participants operate and the specific roles such participants play in the industry. One important focus of healthcare reform is control of healthcare costs over the long term. We believe that our services can play an important role in efforts to reduce healthcare costs. Accordingly, healthcare reform may create opportunities for us, including with respect to personal health record applications and health and benefits decision-support tools and, more generally, with respect to our capabilities in providing health and wellness information and education. However, we are unable to predict future legislation or proposals with any certainty or to predict the effect they could have on our business, and healthcare industry participants may respond to healthcare reform legislation or to the uncertainties created by potential legislation by reducing their expenditures or postponing expenditure decisions, including expenditures for our services.

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

Background Information on Certain Transactions and Other Significant Developments

2009 Tender Offer.  On December 10, 2009, we completed a tender offer for our common stock and repurchased 6,339,227 shares at a price of $37.00 per share. In this MD&A, we refer to this tender offer as the 2009 Tender Offer. The total cost of the 2009 Tender Offer was $235,220, which includes $670 of costs directly attributable to the purchase. The 2009 Tender Offer represented an opportunity for WebMD to return capital to stockholders who elected to tender their shares of WebMD common stock, while stockholders who chose not to participate in the 2009 Tender Offer automatically increased their relative percentage interest in our company at no additional cost to them.

Sale of Porex; Senior Secured Notes.  SNTC Holding, Inc., a wholly-owned subsidiary of the Company, entered into a stock purchase agreement, dated as of September 17, 2009, for the sale of our Porex business (which we refer to as Porex) for which we received $74,378 in cash at closing, subject to customary adjustment based on the amount of Porex’s working capital, received $67,500 in senior secured notes (which we refer to as the Senior Secured Notes) and incurred approximately $4,900 of transaction expenses. The sale was completed on October 19, 2009. The Senior Secured Notes are secured by certain assets of the acquirer. The Senior Secured Notes accrue interest at a rate of 8.75% per annum, payable quarterly. The Senior Secured Notes were issued in four series: the Senior Secured Notes of the first, second and third series have an aggregate principal amount of $10,000 each and mature on the first, second and third anniversaries of the closing, respectively; and the Senior Secured Notes of the fourth series have an aggregate principal amount of $37,500 and matures on the fourth anniversary of the closing. The historical financial information for Porex is reflected as discontinued operations within the consolidated financial statements contained elsewhere in this Annual Report.

Divestiture of the Little Blue Book Print Directory Business.  In March 2009, we decided to divest the Little Blue Book print directory business (which we refer to as LBB). As a result, the historical financial information for LBB has been reflected as discontinued operations within the consolidated financial statements contained elsewhere in this Annual Report. During the three months ended June 30, 2009, we recorded an impairment charge of $8,300 to reduce the carrying value of LBB to its current estimated fair value. On September 30, 2009, we completed the sale of LBB in which we received cash proceeds of $2,590. The revenue and operating results of LBB had previously been reflected within our former publishing and other services operating segment. As a result of our decision to divest LBB, we eliminated the separate segment presentation for publishing and other services. We are currently reporting revenue in the following two categories: public portal advertising and sponsorship and private portal services.

Non-Recourse Credit Facilities.  On May 6, 2008 we entered into two substantially similar non-recourse credit facilities (which we refer to as the 2008 Credit Facilities) with an affiliate of Citigroup, secured by our auction rate securities (including, in some circumstances, interest payable on the auction rate securities), that would allow us to borrow up to 75% of the face amount of the auction rate securities pledged as collateral under the 2008 Credit Facilities. No borrowings were made under the 2008 Credit Facilities. A description of our auction rate securities (which we refer to as ARS) is included under “— Critical Accounting Estimates and Policies — Critical Accounting Policies — Fair Value of Investments in Auction Rate Securities (ARS)” below.

On April 28, 2009, we entered into amended and restated credit facilities with an affiliate of Citigroup (which we refer to as the 2009 Credit Facilities), replacing the 2008 Credit Facilities. As of the date of this Annual Report, no borrowings have been made under the 2009 Credit Facilities. The 2009 Credit Facilities are secured by our ARS holdings (including, in some circumstances, interest payable on the ARS holdings). We can make borrowings under the 2009 Credit Facilities until April 27, 2010. Any borrowings outstanding under these 2009 Credit Facilities after February 26, 2010 become demand loans, subject to 60 days notice, with recourse only to the pledged collateral. Loan proceeds may be used for general working capital purposes or other lawful business purposes (including repurchases of our own securities), but not for purposes of buying, trading or carrying other securities. The interest rate applicable to borrowings under the 2009 Credit Facilities will be the Open Federal Funds Rate plus 3.95%. The maximum that can be borrowed under the 2009 Credit Facilities is 75% of the face amount of the pledged ARS holdings. As of December 31, 2009, the maximum that we would be able to borrow under these credit facilities would be $264,525. Removals of ARS from the pledged collateral (including upon their redemption or sale) will reduce the amount available for borrowing under the 2009 Credit Facilities. The 2009 Credit Facilities are governed by amended and restated loan agreements, which contain customary representations and warranties of our Company, as borrower, and certain affirmative covenants and negative covenants relating to the pledged collateral. Under the loan agreements, our Company and the lender may, in certain circumstances, cause the pledged collateral to be sold, with the proceeds of any such sale required to be applied in full immediately to repayment of amounts borrowed.

2008 Tender Offer.  On November 25, 2008, we completed a tender offer for our common stock and repurchased 37,196,245 shares at a price of $19.80 per share. The total cost of the 2008 Tender Offer was $737,324, which includes $765 of costs directly attributable to the purchase. The 2008 Tender Offer represented an opportunity to return capital to stockholders who elected to tender their shares of common stock, while stockholders who chose not to participate in the 2008 Tender Offer automatically increased their relative percentage interest in our company at no additional cost to them.

2008 EBSCo Sale.  On November 16, 2006, we completed the sale of a 52% interest in the business that constituted our Emdeon Business Services segment, excluding our ViPS business unit (which we refer to as EBS) to an affiliate of General Atlantic LLC (which we refer to as GA). We refer to this transaction as the 2006 EBS Sale. From the closing of the 2006 EBS Sale to the closing of the 2008 EBSCo Sale on February 8, 2008, we owned 48% of EBS Master LLC (which we refer to as EBSCo), the entity that acquired EBS in the 2006 EBS Sale and accounted for that 48% ownership interest as an equity investment in our consolidated financial statements. On February 8, 2008, we entered into a Securities Purchase Agreement and simultaneously completed the sale of our 48% noncontrolling ownership interest in EBSCo for $574,617 in cash, net of professional fees and other expenses, to an affiliate of GA and affiliates of Hellman & Friedman, LLC.

ViPS Sale.  On July 22, 2008, we completed the sale of our ViPS business to an affiliate of General Dynamics Corporation. We received cash proceeds of $223,175, net of the working capital adjustment, professional fees and other expenses associated with the ViPS Sale. In connection with the ViPS Sale, we entered into a transition services agreement with ViPS whereby we provided ViPS with certain administrative services for a short period following the sale. The historical financial information of ViPS has been reflected as discontinued operations within the consolidated financial statements contained elsewhere in this Annual Report.

Directors & Officers Liability Insurance Coverage Litigation.  On July 23, 2007, HLTH commenced litigation (which we refer to as the Coverage Litigation) in the Court of Chancery of the State of Delaware in and for New Castle County against ten insurance companies in which HLTH was seeking to compel the defendant companies (which we refer to collectively as the Defendants) to honor their obligations under certain directors and officers liability insurance policies (which we refer to as the Policies). WebMD succeeded to HLTH as plaintiff in this action as a result of the Merger. HLTH was seeking an order requiring the Defendants to advance and/or reimburse expenses that HLTH has incurred and expected to continue to incur for the advancement of the reasonable defense costs of initially ten, and now four, former officers and directors of the HLTH’s former EPS subsidiary who were indicted in connection with the investigation by United States Attorney for the District of South Carolina (which we refer to as the Investigation) described in Note 11, “Commitments and Contingencies” located in the Notes to the Consolidated Financial Statements included in this Annual Report.

Pursuant to a stipulation among the parties, the Coverage Litigation was transferred on September 13, 2007 to the Superior Court of the State of Delaware in and for New Castle County. The Policies were issued to HLTH and to EPS, which is a co-plaintiff with WebMD in the Coverage Litigation (which we refer to collectively as the Plaintiffs). EPS was sold in September 2006 to Sage Software and has changed its name to Sage Software Healthcare, Inc. (which we refer to as SSHI). In connection with HLTH’s sale of EPS to Sage Software, HLTH retained certain obligations relating to the Investigation and agreed to indemnify Sage Software and SSHI with respect to certain expenses in connection with the Investigation and we assumed those obligations as a result of the Merger. HLTH retained (and we succeeded to as a result of the Merger) the right to assert claims and recover proceeds under the Policies on behalf of SSHI.

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

The carrier with the third level of coverage in the Synetic Policies filed a motion for summary judgment in the Coverage Litigation, which most of the carriers who have issued the Synetic Policies joined, which sought summary judgment that any liability to pay defense costs should be allocated among the three sets of policies available to us (including the policies with respect to which the Coverage Litigation relates and a third set of policies the issuers of which had not yet been named by us) such that the Synetic Policies would only be liable to pay about $23,000 of the $96,400 total coverage available under such policies. HLTH filed its opposition to the motion together with its motion for summary judgment against such carrier and several other carriers who have issued the Synetic Policies seeking to require such carriers to advance payment of the defense costs that we are obligated to pay while the Coverage Litigation is pending. On July 31, 2008, the Superior Court for the State of Delaware denied the motion filed by the carriers seeking allocation and granted HLTH’s motion for partial summary judgment to enforce the duty of such carriers to advance and reimburse these costs. Pursuant to the Court’s order, the issuers of the Synetic Policies have been reimbursing us for our costs as described above.

On September 9, 2008 and February 4, 2009, respectively, the eighth and ninth level carriers of the Synetic Policies notified HLTH that they believe that they were not bound by the Court’s July 31, 2008 order regarding the duty of the Synetic carriers to advance and reimburse defense costs. This resulted in HLTH making a motion to the Court on February 23, 2009 to require such eighth and ninth level carriers to advance and reimburse defense costs. HLTH later settled with the eighth level carrier. Under the terms of the settlement such carrier will pay, in full and final settlement, an agreed-upon percentage of the policy amount against each payment of defense costs made by us as such policy continues to be implicated. On April 15, 2009, the ninth level carrier made a cross-motion for summary judgment claiming that, in light of a policy endorsement applicable only to the ninth level carrier, because of the time period during which the conspiracy charged in the Second Superseding Indictment is alleged to have taken place, the Synetic Policy issued by such carrier does not cover HLTH’s indemnification obligations. HLTH believed that such carrier’s motion was without merit and responded to the motion. On July 15, 2009, the Court granted summary judgment in favor of the ninth level carrier and unless and until we successfully appeal such decision, the ninth level carrier is not liable to pay any portion of the $10,000 total coverage of its policy with respect to our indemnification obligations. As of December 31, 2009, $83,100 has been paid by insurance companies representing the EPS Policies and the Synetic Policies through a combination of payment under the terms of the Policies, payment under reservation of rights or through settlement. Of this amount, $61,700 represents the portion received through settlement.

On November 17, 2008, HLTH filed a Second Amended Complaint which added four new insurance companies as defendants in the Coverage Action. These carriers are the issuers of a third set of policies (which we refer to as the Emdeon Policies) that provide coverage with respect to HLTH’s indemnification obligations to the former officers and directors of HLTH’s former EPS subsidiary who were indicted in connection with the Investigation. All but one of the carriers who issued the Emdeon Policies moved for summary judgment asserting that exclusions in the Emdeon Policies preclude coverage for HLTH’s indemnification obligations and HLTH filed motions seeking to compel such carriers to advance defense costs that HLTH was obligated to indemnify. On August 31, 2009, the Court issued two opinions. In the first opinion, the Court granted summary judgment in favor of HLTH with respect to one of the exclusions asserted by the carriers who issued the Emdeon Policies. In the second opinion, the Court granted summary judgment in favor of the carriers with respect to the other exclusion asserted by such carriers. One of the carriers only joined in the first motion with respect to which HLTH prevailed, although the policy issued by such carrier also contains language with respect to which the other carriers prevailed. We have made a motion to compel such carrier to advance defense costs and also asking the Court to rule that we have satisfied the $10,000 retention amount with respect to the Emdeon Policies and the Court has stayed a ruling on this motion pending the outcome of the appeals to the Supreme Court of Delaware discussed below. The implication of these opinions, when considered together, is that unless and until we successfully appeal the second opinion described above, we have (with the possible exception of the carrier who only joined in the motion regarding the first exclusion) effectively exhausted our insurance with respect to our obligation to indemnify the indicted individuals. We and the carriers who issued the Emdeon Policies (with the exception of the second level carrier with whom we have settled) have each appealed the trial Court’s August 31, 2009 rulings to the Supreme Court of Delaware and the Supreme Court has agreed to hear both appeals, which have been consolidated. The Supreme Court heard oral argument on both appeals on February 24, 2010.

The insurance carriers assert that our insurance policies provide that under certain circumstances, amounts advanced by the insurance companies in connection with the defense costs of the indicted individuals may have to be repaid by us, although the amounts that we have received in settlement from certain carriers is not subject to being repaid. We have obtained an undertaking from each indicted individual pursuant to which, under certain circumstances, such individual has agreed to repay defense costs advanced on such individual’s behalf.

In addition to the Coverage Litigation, on December 22, 2009, TIG Specialty Insurance Company (which we refer to as TIG), the second level issuer of the EPS Policies commenced an action against us (which we refer to as the TIG Action) to recover the $5,000 that TIG advanced to us in 2006. We have not yet answered the TIG Action but intend to vigorously defend our rights.

There can be no assurance that we will ultimately prevail in the Coverage Litigation or the TIG Action or that the Defendants in the Coverage Action will be required to provide funding on an interim basis pending the resolution of the Coverage Litigation. We intend to continue to satisfy our legal obligations to the indicted individuals with respect to advancement of amounts for their defense costs.

Indemnification Obligations to Former Officers and Directors of EPS.  HLTH had certain indemnity obligations to advance amounts for reasonable defense costs for initially ten, and now four, former officers and directors of EPS, who were indicted in connection with the Investigation. In connection with the sale of EPS, HLTH agreed to indemnify Sage Software relating to these indemnity obligations and we also assumed that obligation in the Merger. During 2007, based on information available at that time, we determined a reasonable estimate of the range of probable costs with respect to its indemnification obligation and accordingly, recorded an aggregate pre-tax charge of $73,347, which represented our estimate of the low end of the probable range of costs related to this matter. We reserved the low end of the probable range of costs because no estimate within the range was a better estimate than any other amount. That estimate included assumptions as to the duration of the trial and pre-trial periods, and the defense costs to be incurred during these periods. During 2008 and 2009 we updated the estimated range of our indemnification obligation based on new information received during those periods, and as a result, recorded additional pre-tax charges of $29,078 and $14,367, respectively. The probable future costs with respect to this matter is estimated to be approximately $25,000, as of December 31, 2009 which includes costs that have been incurred prior to, but were not yet paid, as of December 31, 2009. The ultimate outcome of this matter is still uncertain, and the estimate of future costs includes assumptions as to the duration of the trial and the defense costs to be incurred during the remainder of the pre-trial period and during the trial period. Accordingly, the amount of cost we may ultimately incur could be substantially more than the reserve we have currently provided. If the recorded reserves are insufficient to cover the ultimate cost of this matter, we will need to record additional charges to our results of operations in future periods.

Seasonality

The timing of our revenue is affected by seasonal factors. Our public portal advertising and sponsorship revenue is seasonal, primarily due to the annual spending patterns of the advertising and sponsorship clients of our public portals. This portion of our revenue is usually the lowest in the first quarter of each calendar year, and increases during each consecutive quarter throughout the year. The timing of revenue in relation to our expenses, much of which do not vary directly with revenue, has an impact on cost of operations, sales and marketing and general and administrative expenses as a percentage of revenue in each calendar quarter.

Critical Accounting Estimates and Policies

Critical Accounting Estimates

Our MD&A is based upon our consolidated financial statements and notes to consolidated financial statements, which were prepared in conformity with U.S. generally accepted accounting principles. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, current business factors, and various other assumptions that we believe are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses and the disclosure of contingent assets and liabilities. We are subject to uncertainties such as the impact of future events, economic and political factors, and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of our financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to our consolidated financial statements.

We evaluate our estimates on an ongoing basis, including those related to revenue recognition, the allowance for doubtful accounts, the carrying value of prepaid advertising, the carrying value of long-lived assets (including goodwill and indefinite lived intangible assets), the amortization period of long-lived assets (excluding goodwill and indefinite lived intangible assets), the carrying value, capitalization and amortization of software and Web site development costs, the carrying value of investments including investments in auction rate securities, the provision for income taxes and related deferred tax accounts, certain accrued expenses, contingencies, litigation and related legal accruals and the value attributed to employee stock options and other stock-based awards.

Critical Accounting Policies

We believe the following reflects our critical accounting policies and our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•	Revenue Recognition. Revenue from advertising is recognized as advertisements are delivered or as publications are distributed. Revenue from sponsorship arrangements, content syndication and distribution arrangements, information services and licenses of healthcare management tools and private portals as well as related health coaching services, are recognized ratably over the term of the applicable agreement. Revenue from the sponsorship of CME is recognized over the period we substantially complete our contractual deliverables as determined by the applicable agreements. When contractual arrangements contain multiple elements, revenue is allocated to each element based on its relative fair value determined using prices charged when elements are sold separately. In certain instances where fair value does not exist for all the elements, the amount of revenue allocated to the delivered elements equals the total consideration less the fair value of the undelivered elements. In instances where fair value does not exist for the undelivered elements, revenue is recognized when the last element is delivered.

•	Long-Lived Assets. Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on fair value using exit price and market participant view, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill and indefinite lived intangible assets, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill and indefinite lived intangible assets, whenever indicators of impairment are present. We evaluate the carrying value of goodwill and indefinite lived intangible assets annually, or whenever indicators of impairment are present. We use a discounted cash flow approach to determine the fair value of goodwill and indefinite lived intangible assets. Long-lived assets held for sale are reported at the lower of cost or fair value less cost to sell. There was no impairment of goodwill or indefinite lived intangible assets noted as a result of our impairment testing in 2009 for any of our continuing operations.

•	Fair Value of Investments in Auction Rate Securities (ARS). We hold investments in ARS which are backed by student loans, 97% guaranteed under the Federal Family Education Loan Program (FFELP), and had credit ratings of AAA or Aaa when purchased. Historically, the fair value of our ARS holdings approximated par value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, all auctions involving these securities have failed. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for our ARS holdings develop. We cannot be certain regarding the amount of time it will take for an auction market or other markets to develop. Additionally, approximately one-half of the auction rate securities we hold were, during 2009, either downgraded below AAA or placed on “watch” status by one or more of the major credit rating agencies.

We estimate the fair value of our ARS holdings using an income approach valuation technique. Using this approach, expected future cash flows are calculated over the expected life of each security and are discounted to a single present value using a market required rate of return. Some of the more significant assumptions made in the present value calculations include (i) the estimated weighted average lives for the loan portfolios underlying each individual ARS and (ii) the required rates of return used to discount the estimated future cash flows over the estimated life of each security, which consider both the credit quality for each individual ARS and the market liquidity for these investments. Additionally, effective April 1, 2009, we adopted new authoritative guidance which required us to separate losses associated with our ARS into two categories, the portion of the loss which is considered credit loss and the portion of the loss which is due to other factors. As discussed above, certain of the auction rate securities we hold were, during 2009, downgraded below AAA by one or more of the major credit rating agencies. These revised credit ratings were a significant consideration in determining the estimated credit loss associated with our ARS.

Our ARS have been classified as Level 3 assets as their valuation, including the portion of their valuation attributable to credit losses, requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. If different assumptions were used for the various inputs to the valuation approach including, but not limited to, assumptions involving the estimated lives of the ARS holdings the estimated cash flows over those estimated lives, and the estimated discount rates applied to those cash flows, the estimated fair value of these investments could be significantly higher or lower than the fair value we determined. We continue to monitor the market for auction rate securities as well as the individual ARS holdings we own. We may be required to record losses in future periods, either realized or unrealized, if the fair value of our ARS deteriorates further. See Note 16 located within the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding our ARS.

•	Stock-Based Compensation. Effective January 1, 2006, we adopted authoritative guidance which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in this model are expected dividend yield, expected volatility, risk-free interest rate and expected term. Unvested stock options and restricted stock awards that were granted prior to January 1, 2006 continued to be accounted for using the same grant date fair value and same expense attribution method used under previously issued authoritative guidance, except that all awards are recognized in the results of operations over the remaining vesting periods. As of December 31, 2009, there was approximately $63.5 million of unrecognized stock-based compensation expense (net of estimated forfeitures) related to unvested stock options and restricted stock awards held by employees, which is expected to be recognized over a weighted-average period of approximately 3.1 years, related to the Company’s stock-based compensation plans.

•	Deferred Taxes. Our deferred tax assets are comprised primarily of net operating loss carryforwards. These net operating loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. A significant portion of our net deferred tax assets, including the portion related to excess tax benefits of stock-based awards, are reserved for by a valuation allowance as required by relevant accounting literature. The remaining portion of our net deferred tax assets are no longer reserved for by a valuation allowance. Management determines the need for a valuation allowance by assessing the probability of realizing deferred tax assets, taking into consideration factors including historical operating results, expectations of future earnings and taxable income. Management will continue to evaluate the need for a valuation allowance in the future.

•	Tax Contingencies. Our tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by tax authorities. These potential exposures result from applications of various statutes, rules, regulations and interpretations. Our estimates of tax contingencies reflect assumptions and judgments about potential actions by taxing jurisdictions. We believe that these assumptions and judgments are reasonable. However, our accruals may change in the future due to new developments in each matter and the ultimate resolution of these matters may be greater or less than the amount that we have accrued. Consistent with our historical financial reporting, we have elected to reflect interest and penalties related to uncertain tax positions as part of the income tax provision.

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented (amounts in thousands):

	Years Ended December 31,
	2009		2008		2007
	$	%	$	%	$	%

Revenue	$438,536	100.0	$373,462	100.0	$319,232	100.0
Cost of operations	165,753	37.8	135,138	36.2	114,000	35.7
Sales and marketing	112,101	25.6	106,080	28.4	91,035	28.5
General and administrative	89,620	20.4	88,053	23.6	102,661	32.2
Depreciation and amortization	28,185	6.4	28,410	7.6	27,808	8.7
Interest income	9,149	2.1	35,300	9.5	42,035	13.2
Interest expense	23,515	5.4	26,428	7.1	25,887	8.1
Severance and other transaction expenses	11,066	2.5	6,941	1.9	2,527	0.8
Gain on repurchases of convertible notes	10,120	2.3	—	—	—	—
Gain on sale of EBS Master LLC	—	—	538,024	144.1	—	—
Restructuring	—	—	7,416	2.0	—	—
Impairment of auction rate securities	—	—	60,108	16.1	—	—
Other (expense) income, net	(1,369)	(0.3)	992	0.3	6,332	2.0

Income from continuing operations before income tax (benefit) provision	26,196	6.0	489,204	131.0	3,681	1.2
Income tax (benefit) provision	(45,491)	(10.3)	26,638	7.2	(9,053)	(2.8)
Equity in earnings of EBS Master LLC	—	—	4,007	1.1	28,566	8.9

Consolidated income from continuing operations	71,687	16.3	466,573	124.9	41,300	12.9
Consolidated income (loss) from discontinued operations	49,354	11.3	94,682	25.4	(18,048)	(5.6)

Consolidated net income inclusive of noncontrolling interest	121,041	27.6	561,255	150.3	23,252	7.3
Income attributable to noncontrolling interest	(3,705)	(0.8)	(1,032)	(0.3)	(10,667)	(3.4)

Net income attributable to Company stockholders	$117,336	26.8	$560,223	150.0	$12,585	3.9

Revenue from our public portal advertising and sponsorship is derived from online advertising, sponsorship (including online CME services), e-detailing promotion and physician recruitment services, content syndication and distribution, information services and other print services (including advertisements in WebMD the Magazine). Revenue from our private portal services is derived from licensing our private online portals to employers, healthcare payers and others, along with related services including lifestyle education and personalized telephonic coaching. Our customers include pharmaceutical, biotechnology, medical device and consumer products companies, as well as employers and health plans.

Cost of operations consists of salaries and related expenses, and non-cash stock-based compensation expense related to providing and distributing services and products we provide to customers and costs associated with the operation and maintenance of our public and private portals. Cost of operations also consists of editorial and production costs, Web site operations costs, non-capitalized Web site development costs, costs we pay to our distribution partners, costs associated with our lifestyle education and personalized telephonic coaching services, and costs related to the production and distribution of our publications, including costs related to creating and licensing content, telecommunications, leased properties and printing and distribution.

Sales and marketing expense consists primarily of advertising, product and brand promotion, as well as selling expenses including salaries and related expenses, and non-cash stock-based compensation for account executives and account management. These expenses include items related to salaries and related expenses of marketing personnel, costs and expenses for marketing programs, and fees for professional marketing and advertising services. Also included in sales and marketing expense are the non-cash advertising expenses discussed below.

General and administrative expense consists primarily of salaries, non-cash stock-based compensation and other salary-related expenses of administrative, finance, legal, information technology, human resources and executive personnel. Also included in general and administrative expense are general insurance and costs of accounting and internal control systems to support our operations.

Our discussions throughout MD&A make references to certain non-cash expenses. The following is a summary of our principal non-cash expenses:

•	Non-cash advertising expense. Expense related to the use of our prepaid advertising inventory that we received from News Corporation in exchange for equity instruments that we issued in connection with an agreement we entered into with News Corporation in 1999 and subsequently amended in 2000. This non-cash advertising expense is included in sales and marketing expense as we use the asset for promotion of our brand.

•	Non-cash stock-based compensation expense. Expense related to the awards of all share-based payments to employees and non-employee directors, such as grants of employee stock options and restricted stock. Non-cash stock-based compensation expense is reflected in the same expense captions as the related salary cost of the respective employee.

The following table is a summary of our non-cash expenses included in the respective statements of operations captions.

	Years Ended December 31,
	2009	2008	2007

Advertising expense included in:
Sales and marketing	$1,753	$5,097	$5,264

Stock-based compensation expense included in:
Cost of operations	$6,723	$3,818	$5,027
Sales and marketing	8,069	3,591	4,868
General and administrative	24,620	17,223	22,441

Income from continuing operations	$39,412	$24,632	$32,336

2009 and 2008

The following discussion is a comparison of our results of operations for the year ended December 31, 2009, to the year ended December 31, 2008.

Revenue.  Our total revenue increased 17.4% to $438,536 in 2009 from $373,462 in 2008. The increase was primarily due to higher advertising and sponsorship revenue from our public portals. A more detailed discussion regarding changes in revenue is included below under “— Supplemental Financial and Operating Information.”

Cost of Operations.  Cost of operations was $165,753 in 2009, compared to $135,138 in 2008. Our cost of operations represented 37.8% of revenue in 2009, compared to 36.2% of revenue in 2008. Included in cost of operations were non-cash expenses related to stock-based compensation of $6,723 in 2009, compared to $3,818 in 2008. The increase in non-cash stock-based compensation expense for 2009, compared to 2008, resulted primarily from a broad-based equity grant made to employees during the end of 2008. As a result of the timing of this grant, the related non-cash stock based compensation expense was only partially included in 2008, but included during the full year of 2009.

Cost of operations, excluding the non-cash stock-based compensation expense discussed above, was $159,030, or 36.3% of revenue in 2009, compared to $131,320, or 35.2% of revenue in 2008. The increase in absolute dollars, as well as the increase as a percentage of revenue in 2009 compared to 2008, was primarily attributable to an increase of approximately $11,200 in development and distribution expense, and an increase of approximately $15,300 of website operations expense associated with the delivery of our advertising and sponsorship arrangements and increased traffic to our Web sites.

Sales and Marketing.  Sales and marketing expense was $112,101 in 2009, compared to $106,080 in 2008. Our sales and marketing expense represented 25.6% of revenue in 2009, compared to 28.4% in 2008. Included in sales and marketing expense were non-cash expenses related to advertising of $1,753 in 2009, compared to $5,097 in 2008. Non-cash advertising expense was lower in 2009 when compared to 2008 as we fully utilized the balance or our prepaid advertising inventory during 2009. Also included in sales and marketing expense were non-cash expenses related to stock-based compensation of $8,069 in 2009, compared to $3,591 in 2008. The increase in non-cash stock-based compensation expense for 2009, compared to 2008, resulted primarily from a broad-based equity grant made to employees during the end of 2008. As a result of the timing of this grant, the related non-cash stock based compensation expense was only partially included in 2008, but included during the full year of 2009.

Sales and marketing expense, excluding the non-cash expenses discussed above, was $102,279 or 23.3% of revenue, in 2009, compared to $97,392, or 26.1% of revenue in 2008. The increase in absolute dollars in 2009 compared to 2008 was primarily attributable to an increase in compensation and other personnel-related costs due to increased staffing and sales commissions related to higher revenue. The decrease as a percentage of revenue, excluding the non-cash expenses discussed above, for 2009 compared to 2008, was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in sales and marketing expense.

General and Administrative.  General and administrative expense was $89,620 in 2009, compared to $88,053 in 2008. Our general and administrative expenses represented 20.4% of revenue in 2009, compared to 23.6% of revenue in 2008. Included in general and administrative expense was non-cash stock-based compensation expense of $24,620 in 2009, compared to $17,223 in 2008. The increase in non-cash stock-based compensation expense for 2009, compared to 2008, resulted primarily from a broad-based equity grant made to employees during the end of 2008. As a result of the timing of this grant, the related non-cash stock based compensation expense was only partially included in 2008, but included during the full year of 2009.

General and administrative expense, excluding the non-cash stock-based compensation expense discussed above, was $65,000, or 14.8% of revenue in 2009, compared to $70,830, or 19.0% of revenue in 2008. The decrease of $5,830 was attributable to approximately $8,000 of corporate expense reduction initiatives throughout the year in anticipation of the Merger which was completed in October 2009, offset by an increase of approximately $2,200 in personnel and related expenses at WebMD. Our general and administrative expenses as a percentage of revenue declined during 2009 as compared to 2008, reflecting the $8,000 corporate expense reductions as well as our ability to achieve the increase in revenue without incurring a proportional increase in general and administrative expenses.

Depreciation and Amortization.  Depreciation and amortization expense was $28,185, or 6.4% of revenue in 2009, compared to $28,410, or 7.6% of revenue in 2008. Depreciation expense increased by approximately $2,900 during 2009 compared to 2008, resulting from capital expenditures made in 2009 and 2008, which was offset by a decrease in amortization expense of approximately $3,100 resulting from certain intangible assets becoming fully amortized.

Interest Income.  Interest income was $9,149 in 2009, compared to $35,300 in 2008. This decrease in 2009 primarily resulted from a decrease in the average rates of return, as well as lower average investment balances for the period, compared to the prior year period.

Interest Expense.  Interest expense was $23,515 in 2009, compared to $26,428 in 2008. Interest expense in 2009 and 2008 included $10,205 and $10,926, respectively, related to the amortization of the debt discount for our 3 1/8% Convertible Notes due 2025 (which we refer to as 3 1/8% Notes) and the amortization of the debt issuances costs for both our 1.75% Convertible Subordinated Notes due 2023 (which we refer to as 1.75% Notes) and our 3 1/8% Notes. During 2009 we repurchased $85,417 principal amount of our 1.75% Notes and $49,700 principal amount of our 3 1/8% Notes which resulted in the decrease in interest expense during 2009 when compared to 2008.

Gain on Repurchases of Convertible Notes.  During 2009, we repurchased $85,417 principal amount of our 1.75% Convertible Notes for $80,123, and $49,700 principal amount of our 3 1/8% Convertible Notes for $43,734. We recognized a net gain on the repurchase of these notes of $10,120 during 2009. There was no comparable repurchase activity in 2008.

Severance and Other Transaction Expenses.  We incurred severance and other transaction expenses of $11,066 during 2009 and $6,941 during 2008 related to the merger between HLTH and WebMD. During 2009, these expenses include severance and related expenses for certain HLTH senior executives that had severance and other benefits through pre-existing employment agreements which were triggered by the Merger. During 2008, these expenses related to professional fees, primarily consisting of legal, accounting and financial advisory services that we incurred related to a proposed merger between WebMD and HLTH that was never completed under the then proposed structure.

Gain on Sale of EBS Master LLC.  The gain on sale of EBS Master LLC of $538,024 in 2008 represented a pre-tax gain recognized in connection with the 2008 EBSCo Sale on February 8, 2008. For additional information see “— Introduction — Background Information on Certain Transactions and Other Significant Developments — 2008 EBSCo Sale” above.

Impairment of Auction Rate Securities.  Impairment of auction rate securities represents a charge of $60,108 related to an other-than-temporary impairment of the fair value of our ARS investments in 2008. For additional information, see “Critical Accounting Estimates and Policies — Fair Value of Investments in Auction Rate Securities” above.

Restructuring.  During 2008, as a result of our completion of the integration of previously acquired businesses and efficiencies that we realized from our infrastructure investments, combined with the continued reduction in shared services of HLTH following the divestiture of EPS, EBS and ViPS, we took an opportunity to better align the skill sets of our employees with the needs of our business. As a result, we recorded a restructuring charge of $7,416 during 2008. This amount includes (i) $3,575 related to the purchase of insurance for extended coverage during periods when we owned the divested businesses, (ii) $3,391 for severance expenses related to the reduction of our work force and (iii) $450 of costs to consolidate facilities and other exit costs.

Other (Expense) Income, Net.  Other expense was $1,369 in 2009, compared to other income of $992 in 2008. Other (expense) income, net includes (i) $2,331 and $1,092 in 2009 and 2008 of external legal costs and expenses we incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC, including legal costs we incurred related to the ongoing litigation with the insurance carriers regarding the coverage of certain expenses related to this investigation, (ii) $915 and $1,749 in 2009 and 2008 related to the reversal of indemnification accruals for certain tax contingencies associated with our former EBS subsidiary resulting from the expiration of various statutes and (iii) transition services income of $47 and $335 in 2009 and 2008 which represents amounts earned from the service fees charged to EBSCo and ViPS, for services rendered under their respective transition services agreements.

Income Tax (Benefit) Provision.  We had an income tax benefit of $45,491 in 2009, compared to an income tax provision of $26,638 in 2008. The income tax benefit of $45,491 in 2009 includes a benefit of $58,578 related to the reversal of valuation allowance against our net deferred tax assets, including our net operating loss carryforwards, and certain state net operating loss benefits as a result of revised apportionment factors due to the Merger. The income tax provision of $26,638 in 2008 includes a provision of $20,504 related to the gain on the 2008 EBSCo Sale, which primarily relates to certain alternative minimum taxes and other state taxes that were not offset by net operating loss carryforwards. Also, the income tax provision in 2008 excludes a benefit for the impairment of ARS, as it is currently not deductible for tax purposes, and therefore, a valuation allowance is maintained on this deferred tax asset.

Consolidated Income from Discontinued Operations, Net of Tax.  Consolidated income from discontinued operations, net of tax, was $49,354 in 2009, compared to $94,682 in 2008. Included in discontinued operations is a pre-tax gain of $25,790 from the sale of Porex in 2009 and a pre-tax gain of $96,969 from the sale of ViPS in 2008. In addition, consolidated income from discontinued operations includes the aggregate pre-tax operating results of Porex and LBB of $5,575 in 2009 and the aggregate pre-tax operating results of ViPS, Porex and LBB of $29,369 in 2008. Also included in consolidated income from discontinued operations are pre-tax charges of approximately $14,367 and $29,078 in 2009 and 2008, respectively, related to our indemnity obligations to advance amounts for reasonable defense costs for the former officers and directors of EPS, who were indicted in connection with the investigation by the United States Attorney for the District of South Carolina and the SEC. In 2009, we also recorded income of $53,150 related to settlements with certain insurance carriers related to their coverage of the defense costs being incurred by the former officers and directors of EPS. The income tax provision included within discontinued operations was $21,224 and $3,134 during 2009 and 2008.

Income Attributable to Noncontrolling Interest.  Income attributable to noncontrolling interest was $3,705 in 2009 and $1,032 in 2008 and represents the interest of the former WebMD minority shareholders during periods prior to October 23, 2009, the closing date of the Merger. Historically, income attributable to noncontrolling interest fluctuated based on the net income or loss reported by WebMD, combined with changes in the percentage ownership of WebMD held by the noncontrolling interest shareholders.

2008 and 2007

The following discussion is a comparison of our results of operations for the year ended December 31, 2008 to the year ended December 31, 2007.

Revenue.  Our total revenue increased 17.0% to $373,462 in 2008 from $319,232 in 2007. The increase was primarily due to higher advertising and sponsorship revenue from our public portals. A more detailed discussion regarding changes in revenue is included below under “— Supplemental Financial and Operating Information.”

Cost of Operations.  Cost of operations was $135,138 in 2008, compared to $114,000 in 2007. Our cost of operations represented 36.2% of revenue in 2008, compared to 35.7% of revenue in 2007. Included in cost of operations were non-cash expenses related to stock-based compensation of $3,818 in 2008, compared to $5,027 in 2007. The decrease in non-cash stock-based compensation expense for 2008, compared to 2007, resulted primarily from the graded vesting methodology used in determining stock-based compensation expense relating to the stock options and restricted stock awards granted to our employees, which includes the options and restricted stock granted at the time of our initial public offering.

Cost of operations, excluding the non-cash stock-based compensation expense discussed above, was $131,320, or 35.2% of revenue in 2008, compared to $108,973, or 34.1% of revenue in 2007. The increase in absolute dollars as well as the increase as a percentage of revenue in 2008 as compared to 2007 was primarily attributable to an increase of approximately $13,000 in compensation-related costs due to higher staffing levels relating to our Web site operations and development, as well as higher staffing levels associated with our personalized telephonic coaching services. Additionally, the increase was also related to approximately $6,500 of higher costs associated with creating and licensing content for our sponsorship arrangements and Web sites.

Sales and Marketing.  Sales and marketing expense was $106,080 in 2008, compared to $91,035 in 2007. Our sales and marketing expense represented 28.4% of revenue in 2008, compared to 28.5% in 2007. Included in sales and marketing expense were non-cash expenses related to advertising of $5,097 in 2008, compared to $5,264 in 2007. Also included in sales and marketing expense were non-cash expenses related to stock-based compensation of $3,591 in 2008, compared to $4,868 in 2007. The decrease in non-cash stock-based compensation expense for 2008, compared to 2007, resulted primarily from the graded vesting methodology used in determining stock-based compensation expense relating to stock options and restricted stock awards granted to our employees, which includes the options and restricted stock granted at the time of our initial public offering.

Sales and marketing expense, excluding the non-cash expenses discussed above, was $97,392, or 26.1% of revenue in 2008, compared to $80,903, or 25.3% of revenue in 2007. The increase in absolute dollars, as well as the increase as a percentage of revenue in 2008 compared to 2007, were primarily attributable to an increase of approximately $13,500 in compensation and other personnel-related costs due to increased staffing and sales commissions related to higher revenue.

General and Administrative.  General and administrative expense was $88,053 in 2008, compared to $102,661 in 2007. Our general and administrative expenses represented 23.6% in 2008, compared to 32.2% in 2007. Included in general and administrative expense was non-cash stock-based compensation expense of $17,223 in 2008, compared to $22,441 in 2007. Non-cash stock-based compensation expense was lower in 2008, compared to 2007, resulting primarily from the graded vesting methodology used in determining stock-based compensation expense relating to stock options and restricted stock awards granted to our employees, which includes the options and restricted stock granted at the time of our initial public offering.

General and administrative expense, excluding the non-cash stock-based compensation expense discussed above, was $70,830, or 19.0% of revenue in 2008, compared to $80,220, or 25.1% of revenue in 2007. Approximately $10,000 of the decrease in absolute dollars was attributable to lower corporate expenses in 2008, compared to 2007. These lower corporate expenses were achievable due to the reduction in our corporate infrastructure following the sales of EPS and EBS during the latter part of 2006 and the related wind down of our remaining responsibilities under the transition services agreements with those entities.

Depreciation and Amortization.  Depreciation and amortization expense was $28,410, or 7.6% of revenue in 2008, compared to $27,808, or 8.7% of revenue in 2007. The increase in 2008, as compared to 2007, was primarily due to approximately $3,900 in depreciation expense resulting from capital expenditures made in 2008 and 2007, which was partially offset by a decrease in amortization expense of approximately $3,300 resulting from certain intangible assets becoming fully amortized.

Interest Income.  Interest income was $35,300 in 2008, compared to $42,035 in 2007. This decrease in 2008 primarily resulted from a decrease in the average rates of return for the period, partially offset by higher average investment balances.

Interest Expense.  Interest expense of $26,428 in 2008 was relatively consistent with interest expense of $25,887 in 2007. Interest expense in 2008 and 2007 included $10,926 and $10,210, respectively, related to the amortization of the debt discount for our 3 1/8% Notes and the amortization of the debt issuances costs for both our 1.75% Notes and our 3 1/8% Notes.

Gain on Sale of EBS Master LLC.  The gain on sale of EBS Master LLC of $538,024 represented a pre-tax gain recognized in connection with the 2008 EBSCo Sale on February 8, 2008. For additional information see “— Introduction — Background Information on Certain Transactions and Other Significant Developments — 2008 EBSCo Sale” above. There was no comparable amount in 2007.

Impairment of Auction Rate Securities.  Impairment of auction rate securities represents a charge of $60,108 related to an other-than-temporary impairment of the fair value of our ARS investments in 2008. For additional information, see “Critical Accounting Estimates and Policies — Fair Value of Investments in Auction Rate Securities” above. There was no comparable amount in 2007.

Restructuring.  As a result of our completion of the integration of previously acquired businesses and efficiencies that we continue to realize from our infrastructure investments combined with the continued reduction in corporate shared services following the divestiture of EPS, EBS and ViPS, we took this opportunity to better align the skill sets of our employees with the needs of our business. We recorded a restructuring charge during 2008 of $7,416. This amount includes (i) $3,575 related to the purchase of insurance for extended coverage during periods when we owned the divested businesses, (ii) $3,391 for severance expenses related to the reduction of our work force and (iii) $450 of costs to consolidate facilities and other exit costs. There was no comparable amount in 2007.

Other (Expense) Income, Net.  Other income, net was $992 in 2008, compared to $6,332 in 2007. Other income, net includes (i) $1,092 and $1,397 in 2008 and 2007 of external legal costs and expenses we incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC, (ii) $1,749 and $1,497 in 2008 and 2007 related to the reversal of certain sales and use tax contingencies resulting from the expiration of various statutes and (iii) transition services income of $335 and $5,833 in 2008 and 2007 which represents amounts earned from the service fee charged to EBSCo, Sage Software and ViPS, net of services EBSCo provides to us, for services rendered under each of their respective transition services agreements. We provided a significantly higher level of transition services in 2007, compared to 2008, as reflected by the lower fees charged in 2008.

Income Tax Provision (Benefit).  We had an income tax provision of $26,638 in 2008, compared to an income tax benefit of $9,053 in 2007. The income tax provision of $26,638 in 2008 includes a provision of $20,504 related to the gain on the 2008 EBSCo Sale, which primarily relates to certain alternative minimum taxes and other state taxes that were not offset by net operating loss carryforwards. Also, the income tax provision in 2008 excludes a benefit for the impairment of ARS, as it is currently not deductible for tax purposes, and therefore, a valuation allowance is maintained on this deferred tax asset. The income tax benefit of $9,053 in 2007 includes a benefit of $16,327 related to the reversal of valuation allowance against our net deferred tax assets, including our net operating loss carryforwards.

Consolidated Income (Loss) from Discontinued Operations, Net of Tax.  Consolidated income from discontinued operations, net of tax, was $94,682 in 2008, compared to a loss of $18,048 in 2007. Included in consolidated income (loss) from discontinued operations, net of tax, is a pre-tax gain of $96,969 from the ViPS Sale. In addition, consolidated income (loss) from discontinued operations includes the aggregate pre-tax operating results of our ViPS segment, Porex segment and LBB of $29,369 in 2008 and the aggregate pre-tax operating results of our ViPS segment, Porex segment, LBB and ACS/ACP Business of $31,724 in 2007. Also included in consolidated income (loss) from discontinued operations are pre-tax charges of approximately $29,078 and $73,347 in 2008 and 2007, respectively, related to our indemnity obligations to advance amounts for reasonable defense costs for initially ten, and now four, former officers and directors of EPS, who were indicted in connection with the investigation by the United States Attorney for the District of South Carolina and the SEC, which was partially offset in 2007 by $14,625 related to a settlement with two of our insurance companies related to the reimbursement of these defense costs. The income tax provision (benefit) included within discontinued operations was $3,134 and $(4,894) during 2008 and 2007.

Income Attributable to Noncontrolling Interest.  Income attributable to noncontrolling interest was $1,032 in 2008, compared to $10,667 in 2007 and represents the interest of the former WebMD minority shareholders. Historically, income attributable to noncontrolling interest fluctuated based on the net income or loss reported by WebMD, combined with changes in the percentage ownership of WebMD held by the noncontrolling interest shareholders.

Supplemental Financial and Operating Information

The following table and the discussion that follows presents information for groups of revenue based on similar services we provide, as well as information related to a non-GAAP performance measure that we use to monitor the performance of our business which we refer to as “Earnings before interest, taxes, non-cash and other items” or “Adjusted EBITDA.” Due to the fact that Adjusted EBITDA is a non-GAAP measure, we have also included a reconciliation from Adjusted EBITDA to net income.

	Years Ended December 31,
	2009	2008	2007

Revenue
Public portal advertising and sponsorship	$347,570	$284,416	$238,022
Private portal services	90,966	89,046	81,210

	$438,536	$373,462	$319,232

Earnings before interest, taxes, non-cash and other items (Adjusted EBITDA)	$112,274	$74,255	$54,969
Interest, taxes, non-cash and other items
Interest income	9,149	35,300	42,035
Interest expense	(23,515)	(26,428)	(25,887)
Income tax benefit (provision)	45,491	(26,638)	9,053
Depreciation and amortization	(28,185)	(28,410)	(27,808)
Non-cash stock-based compensation	(39,412)	(24,632)	(32,336)
Non-cash advertising	(1,753)	(5,097)	(5,264)
Severance and other transaction expenses	(11,066)	(6,941)	(2,527)
Equity in earnings of EBS Master LLC	—	4,007	28,566
Gain on repurchases of convertible notes	10,120	—	—
Gain on sale of EBS Master LLC	—	538,024	—
Impairment of auction rate securities	—	(60,108)	—
Restructuring	—	(7,416)	—
Other (expense) income, net	(1,416)	657	499

Consolidated income from continuing operations	71,687	466,573	41,300
Consolidated income (loss) from discontinued operations, net of tax	49,354	94,682	(18,048)

Consolidated net income inclusive of noncontrolling interest	121,041	561,255	23,252
(Income) attributable to noncontrolling interest	(3,705)	(1,032)	(10,667)

Net income attributable to Company stockholders	$117,336	$560,223	$12,585

2009 and 2008

The following discussion is a comparison of the results of operations for our two groups of revenue and our Adjusted EBITDA for the year ended December 31, 2009 to the year ended December 31, 2008.

Public Portal Advertising and Sponsorship.  Public portal advertising and sponsorship revenue was $347,570 in 2009, an increase of $63,154 or 22.2% from 2008. The increase in public portal advertising and sponsorship revenue was primarily attributable to an increase in the number and average size of unique sponsored programs on our sites, including both brand sponsorship and educational programs. The number of such programs grew to approximately 1,600 in 2009, compared to approximately 1,400 in 2008. In general, pricing remained relatively stable for our advertising and sponsorship programs and was not a significant source of the revenue increase. Public portal advertising and sponsorship revenue includes revenue previously referred to as “advertising and sponsorship” revenue and “content syndication and other” revenue, as well as other print service revenue (which consists primarily of revenue from advertising in WebMD the Magazine).

Private Portal Services.  Private portal services revenue was $90,966 in 2009, an increase of $1,920 or 2.2%. The number of companies using our private portal platform was 138 in 2009 compared to 134 in 2008. In general, pricing remained relatively stable for our private portal services and was not a significant source of the revenue increase. We also have approximately 140 additional customers who purchase stand-alone decision support services from us. Private portal services revenue includes revenue previously referred to as “licensing” revenue.

Adjusted EBITDA.  Adjusted EBITDA increased to $112,274 or 25.6% of revenue in 2009 from $74,255 or 19.9% of revenue in 2008. This increase as a percentage of revenue was primarily due to higher revenue, specifically related to the increase in the number of brands and sponsored programs in our public portals, without incurring a proportionate increase in overall expenses. Additionally, corporate expense reductions of approximately $8,000 during 2009 in anticipation of the Merger contributed to the increase in Adjusted EBITDA in 2009 when compared to 2008.

2008 and 2007

The following discussion is a comparison of the results of operations for our two groups of revenue and our Adjusted EBITDA for the year ended December 31, 2008 to the year ended December 31, 2007.

Public Portal Advertising and Sponsorship.  Public portal advertising and sponsorship revenue was $284,416 in 2008, an increase of $46,394 or 19.5% from 2007. The increase in public portals revenue was primarily attributable to an increase in the number of unique sponsored programs on our sites including both brand sponsorship and educational programs. The number of such programs grew to approximately 1,400 in 2008 compared to approximately 1,000 in 2007. In general, pricing remained relatively stable for our advertising and sponsorship programs and was not a significant source of the revenue increase. Public portals revenue includes revenue previously referred to as “advertising and sponsorship” revenue and “content syndication and other” revenue, as well as other print service revenue (which consists primarily of revenue from advertising in WebMD the Magazine).

Private Portal Services.  Private portal services revenue was $89,046 in 2008, an increase of $7,836 or 9.6% compared to 2007. This increase was due to an increase in the number of companies using our private portal platform to 134 in 2008 from 117 in the prior year. In general, pricing remained relatively stable for our private portal licenses and was not a significant source of the revenue increase. We also have approximately 140 additional customers who purchase stand-alone decision-support services from us. Private portals revenue includes revenue previously referred to as “licensing” revenue.

Adjusted EBITDA.  Adjusted EBITDA was $74,255, or 19.9% of revenue in 2008, compared to $54,969, or 17.2% of revenue in 2007. This increase as a percentage of revenue was due to higher revenue from the increase in the number of brands and sponsored programs in our public portals as well as the increase in companies using our private online portal without incurring a proportionate increase in overall expenses.

Explanatory Note Regarding Adjusted EBITDA.  Adjusted EBITDA is a non-GAAP financial measure and should be viewed as supplemental to, and not as an alternative for, “income (loss) from continuing operations” or “net income (loss)” calculated in accordance with GAAP. Our management uses Adjusted EBITDA as an additional measure of performance for purposes of business decision-making, including developing budgets, managing expenditures, and evaluating potential acquisitions or divestitures. Period-to-period comparisons of Adjusted EBITDA help our management identify additional trends in financial results that may not be shown solely by period-to-period comparisons of income (loss) from continuing operations or net income (loss). In addition, we use Adjusted EBITDA in the incentive compensation programs applicable to many of our employees in order to evaluate our performance. We believe that the presentation of Adjusted EBITDA is useful to investors in their analysis of our results for reasons similar to the reasons why our management finds it useful and because it helps facilitate investor understanding of decisions made by our management in light of the performance metrics used in making those decisions. In addition, we believe that providing Adjusted EBITDA, together with a reconciliation of Adjusted EBITDA to income (loss) from continuing operations or to net income (loss), helps investors make comparisons between us and other companies that may have different capital structures, different effective income tax rates and tax attributes, different capitalized asset values and/or different forms of employee compensation. Please see the “Explanation of Non-GAAP Financial Information” filed as Exhibit 99.1 to this Annual Report for additional background information regarding our use of Adjusted EBITDA. Exhibit 99.1 is incorporated in this MD&A by this reference.

Liquidity and Capital Resources

Cash Flows

As of December 31, 2009, we had $459,766 of cash and cash equivalents and held investments with an aggregate fair value of $348,378. Our more significant investments include (i) a note receivable from Porex with a face value of $67,500 and a fair value of approximately $64,000 and (ii) investments in ARS with a face value of $352,700 and a fair value of approximately $280,000. While liquidity for our ARS investments is currently limited, we entered into non-recourse credit facilities with Citigroup that will allow us to borrow up to 75% of the face amount of our ARS holdings through May 2010. Our working capital as of December 31, 2009 was $125,342. Our working capital is affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities from our continuing operations in 2009 was $107,423, which related to consolidated net income of $121,041, adjusted for income from discontinued operations $49,354, for the non-operating gains on repurchases of convertible notes of $10,120 and for non-cash expenses of $37,412, which include depreciation and amortization expense, non-cash interest expense, non-cash advertising expense, non-cash stock-based compensation expense and deferred income taxes. Additionally, changes in operating assets and liabilities provided cash flow of $8,444, primarily due to increases in deferred revenue of $18,861, an increase in accrued expenses and other long-term liabilities of $7,677 and a decrease in prepaid expenses of $6,979, offset by an increase in accounts receivable of $25,073.

Cash provided by operating activities from our continuing operations in 2008 was $62,490 which related to consolidated net income of $561,255, adjusted for income from discontinued operations of $94,682 and equity in earnings of EBS Master LLC of $4,007, for non-operating items including the $538,024 gain on the sale of EBS Master LLC and the $60,108 impairment of auction rate securities, and for non-cash expenses of $75,472, which include depreciation and amortization expense, non-cash interest expense, non-cash advertising expense, non-cash stock-based compensation expense and deferred income taxes. Additionally, changes in operating assets and liabilities provided cash flow of $2,368.

Cash provided by investing activities from our continuing operations was $56,732 in 2009, compared to cash provided by investing activities from our continuing operations of $718,334 in 2008. Cash provided by investing activities from our continuing operations in 2009 included $72,318 of proceeds from the sale of discontinued operations of Porex and to a lesser extent LBB. The more significant items contributing to the cash provided by investing activities from our continuing operations in 2008 included $574,617 of net proceeds received from the 2008 EBSCo Sale, $223,175 of net proceeds received from the ViPS Sale and $23,333 we received, which was released from escrow, from the sale of our EPS segment, which was sold in the latter part of 2006. In 2009 we received $2,300 related to the sales of available for sale securities compared to net purchases of available for sale securities in 2008 of $58,811. We used $17,886 in connection with purchases of property and equipment in 2009 compared to $24,265 of purchases of property and equipment in 2008.

Cash used in financing activities from our continuing operations was $331,547 in 2009, compared to cash used in financing activities from our continuing operations of $715,593 in 2008. Cash used in financing activities in 2009 principally related to the repurchases of our 1.75% Notes and our 3 1/8% Notes in the aggregate of $123,857, and the repurchase of a total of 6.3 million shares of our common stock through our tender offer for $235,220, less $6,818 related to tendered shares that were not yet delivered as of December 31, 2009. These uses of cash were offset by net proceeds of $25,253 from the issuance of common stock in connection with employee stock option exercises, net of cash used for withholding taxes due on these stock option exercises and from vesting of restricted stock. Cash used in financing activities in 2008 principally related to $737,324 used to purchase common stock in connection with a tender offer in 2008, offset by the net proceeds of $21,683 from the issuance of common stock in connection with employee stock option exercises, net of cash used for withholding taxes due on these stock option exercises and from vesting of restricted stock.

Included in our consolidated statements of cash flows are cash flows from discontinued operations of Porex and LBB, as well as cash flows from our ViPS and ACS/ACP businesses in 2008, through the date when each of these discontinued operations were divested. Also included in cash flows from discontinued operations provided by operating activities in 2009 and 2008 is the receipt of $26,795 and $44,937 during 2009 and 2008 of reimbursements from our Director & Officer insurance carriers, offset by $36,479 and $37,091 in payments made in 2009 and 2008, respectively, in connection with the defense costs of the former officers and directors of our former EPS subsidiary in connection with the investigation by the United States Attorney for the District of South Carolina and the SEC. For additional information, see “Introduction — Background Information on Certain Transactions and other Significant Developments — Directors & Officers Liability Insurance Coverage Litigation and Indemnification Obligations to Former Officers and Directors of EPS.”

Contractual Obligations and Commitments

The following table summarizes our principal commitments as of December 31, 2009 for future specified contractual obligations, as well as the estimated timing of the cash payments associated with these obligations. This table also provides the timing of cash payments related to our long-term debt and other obligations included in our consolidated balance sheets. Management’s estimates of the timing of future cash flows are largely based on historical experience, and accordingly, actual timing of cash flows may vary from these estimates.

		Less Than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Convertible notes(a)	$537,863	$274,527	$263,336	$—	$—
Leases(b)	35,905	7,928	11,972	9,181	6,824

Total	$573,768	$282,455	$275,308	$9,181	$6,824

(a)	Convertible notes includes our 3 1/8% Notes, and our 1.75% Notes, which are first redeemable at the option of the holders in 2012 and 2010, respectively. Amounts include our contractual interest payments through the earliest date at which these notes are redeemable by the holder.

(b)	The lease amounts are net of sublease income.

The above table excludes $14,199 of uncertain tax positions, including interest and penalties, as we are unable to reasonably estimate the timing of the settlement of these items. See Note 15, “Income Taxes” located in the Notes to Consolidated Financial Statements elsewhere in this Annual Report.

Outlook on Future Liquidity

As of December 31, 2009, we had $459,766 of cash and cash equivalents and held investments with an aggregate fair value of $348,378. Based on our plans and expectations, and taking into consideration issues relating to the liquidity of our ARS investments, as well as the redemption provision that becomes available to the holders of our $265 million of 1.75% convertible notes in June 2010, we believe that our available cash resources and future cash flow from operations will provide sufficient cash resources to meet the cash commitments of our 1.75% Notes, our 3 1/8% Notes and to fund our currently anticipated working capital and capital expenditure requirements, for at least the next twenty-four months. Our future liquidity and capital requirements will depend upon numerous factors, including retention of customers at current volume and revenue levels, implementation of new or updated application and service offerings, competing technological and market developments, potential future acquisitions and whether holders of our 1.75% Notes and our 3 1/8% Notes elect their rights to convert their holdings to equity or elect their rights for redemption. In addition, our ability to generate cash flow is subject to numerous factors beyond our control, including general economic, regulatory and other matters affecting us and our customers. We plan to continue to enhance our online services and to continue to invest in acquisitions, strategic relationships, facilities and technological infrastructure and product development. We intend to grow each of our existing businesses and enter into complementary ones through both internal investments and acquisitions. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. We cannot assure that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders. Future indebtedness may impose various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted During 2009

We adopted the new authoritative guidance which establishes accounting and reporting standards for noncontrolling interests, previously called minority interests. This new guidance requires that a noncontrolling interest be reported in the consolidated balance sheets within equity and separate from the parent company’s equity. Also, the new guidance requires consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest, all on the face of the consolidated operating statement. In addition, discontinued operations and continuing operations reflected as part of the noncontrolling interest should be allocated between continuing operations and discontinued operations for the calculation of earnings per share. The consolidated financial statements reflect the retrospective application of this accounting standard which we adopted effective January 1, 2009.

We adopted the new authoritative guidance which requires cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. This new guidance affects the accounting for our 3 1/8% Notes. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond’s cash proceeds and this estimated fair value, which was $61,300 at the time the 3 1/8% Notes were issued during August 2005, represents a debt discount and will be amortized to interest expense over the period from issuance to August 2012 (the first date on which we may be required to repurchase the 3 1/8% Notes at the option of the holder). The $61,300 also represents the value of the equity component on the 3 1/8% Notes and was included within additional paid-in capital through December 31, 2008. The consolidated financial statements reflect the retrospective application of this accounting standard which we adopted effective January 1, 2009.

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

Effective January 1, 2009, we adopted the authoritative guidance which clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. We reflected the impact on the year ended December 31, 2009 in the Net Income (Loss) Per Common Share section of Note 2 contained elsewhere in this Annual Report. The adoption of the new guidance did not have a material impact on the years ended December 31, 2008 and 2007 and accordingly, those periods were not retrospectively adjusted.

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

In April 2009, the FASB issued authoritative guidance which changed when and how to assess other-than-temporary impairments of securities and to improve the financial statement presentation of such impairments. A more detailed description of this new guidance and the impact of its adoption is discussed in Note 16 contained elsewhere in this Annual Report.

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This new guidance was effective for interim or annual financial periods ending after June 15, 2009.

In June 2009, the FASB issued authoritative guidance which established the FASB Accounting Standards Codification (which we refer to as Codification). On the effective date of this new guidance, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. This new guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009. Because this pronouncement applies only to financial statement disclosure, it did not have an impact on our results of operations, financial position or cash flows.

Accounting Pronouncements to be Adopted in the Future

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective beginning January 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables. In addition, revenue under multiple element arrangements will be allocated using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We are currently evaluating the impact that this new guidance will have on our results of operations and financial position.

In January 2010, the FASB issued an amendment regarding improving disclosures about fair value measurements. This new guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We do not expect the adoption of this guidance to have an impact on our results of operations and financial position.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal and maintain adequate liquidity, while at the same time maximizing the yield we receive from our investment portfolio.

Changes in prevailing interest rates will cause the fair value of certain of our investments to fluctuate, such as our investments in auction rate securities that generally bear interest at rates indexed to LIBOR. As of December 31, 2009, the fair market value of our auction rate securities was $279.7 million. However, the fair values of our cash and money market investments, which approximate $459.8 million at December 31, 2009, are not subject to changes in interest rates.

We have entered into non-recourse credit facilities (which we refer to as the Credit Facilities) with Citigroup that is secured by our ARS holdings (including, in some circumstances, interest payable on the ARS holdings), that will allow us to borrow up to 75% of the face amount of the ARS holdings pledged as collateral under the Credit Facilities. The interest rate applicable to such borrowings is the Open Federal Funds Rate plus 395 basis points. No borrowings have been made under the Credit Facilities to date.

The 3 1/8% Notes and the 1.75% Notes that we have issued have fixed interest rates; changes in interest rates will not impact our financial condition or results of operations.

Exchange Rate Sensitivity

Currently, substantially all of our sales and expenses are denominated in United States dollars; however, Porex, which was sold on October 19, 2009 and included in discontinued operations, was exposed to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro. This exposure arises primarily as a result of translating the results of Porex’s foreign operations to the United States dollar at exchange rates that have fluctuated from the beginning of the accounting period. Porex did not engage in foreign currency hedging activities. Foreign currency translation gains (losses) relating to our Porex operations were $2.1 million, ($4.2) million and $3.3 million in 2009, 2008 and 2007, respectively.

Item 8.	Financial Statements and Supplementary Data

Financial Statements

Our financial statements required by this item are contained on pages F-1 through F-48 of this Annual Report on Form 10-K. See Item 15(a)(1) for a listing of financial statements provided.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of December 31, 2009.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and Chief Financial Officer, concluded that there were no changes in WebMD’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting. Completion of our merger with HLTH in October 2009 did not materially affect WebMD’s internal control over financial reporting because there were no HLTH business operations to combine with WebMD’s business operations and because HLTH personnel and resources used to provide certain corporate services to WebMD (including processes with respect to internal control over financial reporting, such as general and stock-based compensation, payroll, federal and state income taxes, and SEC financial reporting) prior to the merger under a Services Agreement between HLTH and WebMD, became employees and resources of WebMD upon completion of the merger.

Item 9B.	Other Information

At our Annual Meeting of Stockholders held on October 23, 2009, our stockholders voted with respect to the following matters:

•	Proposal 1 — To adopt the Agreement and Plan of Merger, dated as of June 17, 2009, between HLTH and WebMD, and to approve the transactions contemplated by that agreement:

Votes FOR	247,740,072
Votes AGAINST	63,222
Abstentions	24,915
Broker non-votes	2,363,908

•	Proposal 2 — To elect as Class I directors for a three-year term:

Mark J. Adler, M.D.	— votes FOR	249,760,007
	— votes withheld	432,110

Neil F. Dimick	— votes FOR	250,125,437
	— votes withheld	66,680

James V. Manning	— votes FOR	250,136,040
	— votes withheld	56,077

•	Proposal 3 — To ratify and approve an amendment to WebMD’s Amended and Restated 2005 Long-Term Incentive Plan to increase the number of shares of WebMD Class A Common Stock issuable under that Plan by 1,100,000 shares, to a total of 15,600,000 shares:

Votes FOR	243,370,572
Votes AGAINST	21,583
Abstentions	26,450
Broker non-votes	2,363,908

•	Proposal 4 — To ratify the appointment of Ernst & Young LLP as the independent registered public accounting firm to serve as our independent auditor for the fiscal year ending December 31, 2009:

Votes FOR	250,139,083
Votes AGAINST	21,583
Abstentions	26,450
Broker non-votes	0

As a result, the individuals listed above for Proposal 1 were elected and Proposals 2 and 3 were each approved. For each director and for Proposals 2 and 3, the totals include 240,500,000 votes cast FOR by HLTH, the holder of all of the outstanding shares of WebMD Class B Common Stock at the time of the 2009 Annual Meeting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of March, 2010.

WebMD Health Corp.

By:	/s/ ANTHONY VUOLO
Anthony Vuolo
Chief Operating Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Wayne T. Gattinella Wayne T. Gattinella	Director; President and Chief Executive Officer (principal executive officer)	March 2, 2010

/s/ Anthony Vuolo Anthony Vuolo	Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)	March 2, 2010

/s/ Mark J. Adler, M.D. Mark J. Adler, M.D.	Director	March 1, 2010

/s/ Paul A. Brooke Paul A. Brooke	Director	March 1, 2010

/s/ Kevin M. Cameron Kevin M. Cameron	Director	March 1, 2010

/s/ Neil F. Dimick Neil F. Dimick	Director	March 1, 2010

/s/ Jerome C. Keller Jerome C. Keller	Director	March 1, 2010

/s/ James V. Manning James V. Manning	Director	March 1, 2010

/s/ Abdool Rahim Moossa, M.D. Abdool Rahim Moossa, M.D.	Director	March 1, 2010

/s/ Herman Sarkowsky Herman Sarkowsky	Director	March 1, 2010

Signature	Capacity	Date

/s/ Joseph E. Smith Joseph E. Smith	Director	March 1, 2010

/s/ Stanley S. Trotman, Jr. Stanley S. Trotman, Jr.	Director	March 1, 2010

/s/ Martin J. Wygod Martin J. Wygod	Director	March 1, 2010

WEBMD HEALTH CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page

Historical Financial Statements:
Report of Management on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3
Report of Independent Registered Public Accounting Firm	F-4
Consolidated Balance Sheets at December 31, 2009 and 2008	F-5
Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007	F-6
Consolidated Statements of Equity for the Years Ended December 31, 2009, 2008 and 2007	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007	F-8
Notes to Consolidated Financial Statements	F-9
Supplemental Financial Data:
The following supplemental financial data of the Registrant and its subsidiaries required to be included in Item 15(a)(2) on Form 10-K are listed below:
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

WebMD management assessed the effectiveness of WebMD’s internal control over financial reporting as of December 31, 2009. In making this assessment, WebMD management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment and those criteria, WebMD management concluded that WebMD maintained effective internal control over financial reporting as of December 31, 2009.

Ernst & Young LLP, the independent registered public accounting firm that audited and reported on the Company’s financial statements as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009, has audited the Company’s internal control over financial reporting as of December 31, 2009, as stated in their report which appears on page F-3.

March 2, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of WebMD Health Corp.

We have audited WebMD Health Corp.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WebMD Health Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, WebMD Health Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WebMD Health Corp. as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2009 of WebMD Health Corp. and our report dated March 2, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 2, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of WebMD Health Corp.

We have audited the accompanying consolidated balance sheets of WebMD Health Corp. as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index to consolidated financial statements and supplemental data at page F-1. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WebMD Health Corp. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2009, the Company retrospectively adopted authoritative guidance relating to (i) non-controlling interests in consolidated financial statements and (ii) accounting for convertible debt instruments that may be settled in cash upon conversion. As further discussed in Note 2 to the consolidated financial statements, effective January 1, 2009, the Company adopted (i) authoritative guidance clarifying that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities, and (ii) revised authoritative guidance related to accounting for business combinations, and effective April 1, 2009, the Company adopted authoritative guidance which changed when and how to assess other-than-temporary impairments of securities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WebMD Health Corp.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York
March 2, 2010

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$459,766	$629,848
Accounts receivable, net of allowance for doubtful accounts of $1,511 at December 31, 2009 and $1,301 at December 31, 2008	118,155	93,082
Prepaid expenses and other current assets	11,419	18,644
Investments	9,932	—
Deferred tax assets	—	26,096
Assets of discontinued operations	—	131,350

Total current assets	599,272	899,020
Investments	338,446	288,049
Property and equipment, net	52,194	56,633
Goodwill	202,104	202,104
Intangible assets, net	26,020	32,328
Deferred tax assets	50,789	—
Other assets	19,723	23,600

TOTAL ASSETS	$1,288,548	$1,501,734

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses	$63,721	$54,595
Deferred revenue	98,474	79,613
1.75% convertible subordinated notes due 2023	264,583	—
Deferred tax liabilities	12,955	—
Liabilities of discontinued operations	34,197	100,771

Total current liabilities	473,930	234,979
1.75% convertible subordinated notes due 2023	—	350,000
3 1/8% convertible notes due 2025, net of discount of $22,641 at December 31, 2009 and $35,982 at December 31, 2008	227,659	264,018
Other long-term liabilities	22,191	21,816
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 650,000,000 shares authorized; 57,243,710 shares issued at December 31, 2009 and 203,661,733 shares issued at December 31, 2008	572	2,036
Additional paid-in capital	9,469,857	12,564,864
Treasury stock, at cost; 6,296,944 shares at December 31, 2009 and 158,610,889 shares at December 31, 2008	(233,651)	(3,292,997)
Accumulated deficit	(8,634,585)	(8,776,618)
Accumulated other comprehensive loss	(37,425)	(587)

Stockholders’ equity	564,768	496,698
Noncontrolling interest	—	134,223

Total equity	564,768	630,921

TOTAL LIABILITIES AND EQUITY	$1,288,548	$1,501,734

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007

Revenue	$438,536	$373,462	$319,232
Cost of operations	165,753	135,138	114,000
Sales and marketing	112,101	106,080	91,035
General and administrative	89,620	88,053	102,661
Depreciation and amortization	28,185	28,410	27,808
Interest income	9,149	35,300	42,035
Interest expense	23,515	26,428	25,887
Severance and other transaction expenses	11,066	6,941	2,527
Gain on repurchases of convertible notes	10,120	—	—
Gain on sale of EBS Master LLC	—	538,024	—
Restructuring	—	7,416	—
Impairment of auction rate securities	—	60,108	—
Other (expense) income, net	(1,369)	992	6,332

Income from continuing operations before income tax (benefit) provision	26,196	489,204	3,681
Income tax (benefit) provision	(45,491)	26,638	(9,053)
Equity in earnings of EBS Master LLC	—	4,007	28,566

Consolidated income from continuing operations	71,687	466,573	41,300
Consolidated income (loss) from discontinued operations, net of income tax provision (benefit) of $21,224, $3,134 and $(4,894) in 2009, 2008 and 2007	49,354	94,682	(18,048)

Consolidated net income inclusive of noncontrolling interest	121,041	561,255	23,252
Income attributable to noncontrolling interest	(3,705)	(1,032)	(10,667)

Net income attributable to Company stockholders	$117,336	$560,223	$12,585

Amounts attributable to Company stockholders:
Income from continuing operations	$67,018	$465,725	$31,845
Income (loss) from discontinued operations	50,318	94,498	(19,260)

Net income attributable to Company stockholders	$117,336	$560,223	$12,585

Basic income per common share:
Income from continuing operations	$1.40	$5.99	$0.40
Income (loss) from discontinued operations	1.05	1.22	(0.24)

Net income attributable to Company stockholders	$2.45	$7.21	$0.16

Diluted income per common share:
Income from continuing operations	$1.21	$4.92	$0.36
Income (loss) from discontinued operations	0.86	0.96	(0.23)

Net income attributable to Company stockholders	$2.07	$5.88	$0.13

Weighted-average shares outstanding used in computing per share amounts:
Basic	47,400	77,738	79,694

Diluted	57,740	97,824	83,886

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

	Stockholders’ Equity
							Accumulated
			Additional				Other		Non-
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Shares	Amount	Deficit	(Loss) Income	Equity	Interest	Equity

Balances at December 31, 2006	199,802,571	$1,998	$12,347,298	127,885,353	$(2,585,769)	$(9,350,784)	$10,110	$422,853	$101,860	$524,713
Comprehensive income:
Net income	—	—	—	—	—	12,585	—	12,585	10,667	23,252
Other comprehensive income:
Net change in unrealized losses on securities	—	—	—	—	—	—	(249)	(249)	—	(249)
Foreign currency translation adjustment	—	—	—	—	—	—	3,318	3,318	—	3,318
Company’s share of EBSCo’s comprehensive loss	—	—	—	—	—	—	(7,326)	(7,326)	—	(7,326)

Other comprehensive income								(4,257)	—	(4,257)

Comprehensive income								8,328	10,667	18,995

Cumulative effect related to the adoption of new authoritative guidance relating to uncertain tax positions	—	—	—	—	—	1,475	—	1,475	—	1,475
Issuance of stock for option exercises, ESPP and other issuances	3,645,242	36	96,858	(2,095,738)	22,840	—	—	119,734	13,714	133,448
Tax benefit realized from issuances of common stock and valuation reversal	—	—	7,299	—	—	—	—	7,299	—	7,299
Gain on issuance of subsidiary common stock for options exercised and restricted stock released and other	—	—	14,364	—	—	—	—	14,364	(14,364)	—
Conversion and accretion of convertible redeemable exchangeable preferred stock	—	—	53,781	(4,727,659)	45,104	(117)	—	98,768	—	98,768
Stock-based compensation expense	—	—	18,699	—	—	—	—	18,699	17,888	36,587
Purchase of treasury stock under repurchase program	—	—	—	1,497,624	(47,123)	—	—	(47,123)	—	(47,123)
Noncontrolling interest impact of cash transferred	—	—	(1,588)	—	—	—	—	(1,588)	1,588	—

Balances at December 31, 2007	203,447,813	2,034	12,536,711	122,559,580	(2,564,948)	(9,336,841)	5,853	642,809	131,353	774,162
Comprehensive income:
Net income	—	—	—	—	—	560,223	—	560,223	1,032	561,255
Other comprehensive income:
Net change in unrealized losses on securities	—	—	—	—	—	—	(9,588)	(9,588)	(702)	(10,290)
Foreign currency translation adjustment	—	—	—	—	—	—	(4,178)	(4,178)	—	(4,178)
Reversal of EBSCo’s comprehensive loss in connection with sale of EBSCo	—	—	—	—	—	—	7,326	7,326	—	7,326

Other comprehensive income								(6,440)	(702)	(7,142)

Comprehensive income								553,783	330	554,113

Issuance of stock for option exercises, ESPP and other issuances	213,920	2	9,283	(1,144,936)	9,275	—	—	18,560	3,465	22,025
Tax benefit realized from issuances of common stock and valuation reversal	—	—	2,232	—	—	—	—	2,232	—	2,232
Gain on issuance of subsidiary common stock for options exercised and restricted stock released and other	—	—	3,688	—	—	—	—	3,688	(3,688)	—
Repurchase of common stock of subsidiary	—	—	—	—	—	—	—	—	(6,728)	(6,728)
Cash settlement for Subimo transaction	—	—	—	—	—	—	—	—	(2,782)	(2,782)
Purchase of warrant	—	—	(700)	—	—	—	—	(700)	—	(700)
Stock-based compensation expense	—	—	13,650	—	—	—	—	13,650	12,273	25,923
Purchase of treasury stock in tender offer	—	—	—	37,196,245	(737,324)	—	—	(737,324)	—	(737,324)

Balances at December 31, 2008	203,661,733	2,036	12,564,864	158,610,889	(3,292,997)	(8,776,618)	(587)	496,698	134,223	630,921
Comprehensive income:
Net income	—	—	—	—	—	117,336	—	117,336	3,705	121,041
Cumulative effect related to the adoption of new authoritative guidance relating to other-than-temporary impairments	—	—	—	—	—	24,697	(24,697)	—	—	—
Other comprehensive income:
Net change in unrealized losses on securities	—	—	—	—	—	—	(340)	(340)	(857)	(1,197)
Foreign currency translation adjustment	—	—	—	—	—	—	(8,091)	(8,091)	—	(8,091)

Other comprehensive income								(8,431)	(857)	(9,288)

Comprehensive income								108,905	2,848	111,753

Issuance of stock for option exercises and other issuances	774,130	8	2,790	(1,585,065)	16,651	—	—	19,449	6,179	25,628
Tax benefit realized from issuances of common stock	—	—	480	—	—	—	—	480	—	480
Recognition of Merger	(147,192,153)	(1,472)	(3,115,748)	(157,068,107)	3,277,915	—	(3,710)	156,985	(162,013)	(5,028)
Repurchases of 3 1/8% convertible notes, net of tax	—	—	(3,544)	—	—	—	—	(3,544)	—	(3,544)
Stock-based compensation expense	—	—	21,015	—	—	—	—	21,015	18,763	39,778
Purchase of treasury stock in tender offer	—	—	—	6,339,227	(235,220)	—	—	(235,220)	—	(235,220)

Balances at December 31, 2009	57,243,710	$572	$9,469,857	6,296,944	$(233,651)	$(8,634,585)	$(37,425)	$564,768	$—	$564,768

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Consolidated net income inclusive of noncontrolling interest	$121,041	$561,255	$23,252
Adjustments to reconcile consolidated net income inclusive of noncontrolling interest to net cash provided by operating activities:
Consolidated (income) loss from discontinued operations, net of tax	(49,354)	(94,682)	18,048
Depreciation and amortization	28,185	28,410	27,808
Equity in earnings of EBS Master LLC	—	(4,007)	(28,566)
Non-cash interest	10,205	9,859	10,210
Non-cash advertising	1,753	5,097	5,264
Non-cash stock-based compensation	39,412	24,632	32,336
Deferred income taxes	(42,143)	7,474	(10,430)
Gain in repurchases of convertible notes	(10,120)	—	—
Gain on sale of EBS Master LLC	—	(538,024)	—
Gain on 2006 EBS Sale	—	—	(399)
Impairment of auction rate securities	—	60,108	—
Changes in operating assets and liabilities:
Accounts receivable	(25,073)	(9,672)	4,239
Prepaid expenses and other, net	6,979	1,893	5,599
Accrued expenses and other long-term liabilities	7,677	6,052	(44,248)
Deferred revenue	18,861	4,095	93

Net cash provided by continuing operations	107,423	62,490	43,206
Net cash provided by discontinued operations	305	34,624	32,187

Net cash provided by operating activities	107,728	97,114	75,393
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale securities	2,300	118,339	670,326
Purchases of available-for-sale securities	—	(177,150)	(927,038)
Purchases of property and equipment	(17,886)	(24,265)	(19,041)
Purchase of investment in preferred stock	—	(6,471)	—
Cash paid in business combinations, net of cash acquired	—	(2,633)	—
Purchase of noncontrolling interest in subsidiary	—	(12,818)	—
Proceeds from the sale of discontinued operations	72,318	247,491	11,667
Proceeds related to the sale of EBS Master LLC	—	574,617	—
Proceeds from the 2006 EBS Sale, net	—	—	2,898
Other	—	1,224	18,792

Net cash (used in) provided by continuing operations	56,732	718,334	(242,396)
Net cash used in discontinued operations	(3,552)	(4,852)	(4,753)

Net cash provided by (used in) investing activities	53,180	713,482	(247,149)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of cash used for employee withholding taxes	25,253	21,683	133,054
Tax benefit on stock-based awards	480	748	6,601
Purchase of treasury stock under repurchase program	—	—	(47,123)
Purchase of treasury stock in tender offers, net of $6,818 in 2009 for shares not delivered as of year-end	(228,402)	(737,324)	—
Repurchases of convertible notes	(123,857)	—	—
Cash paid for merger related costs	(5,021)	—	—
Other	—	(700)	(20)

Net cash (used in) provided by continuing operations	(331,547)	(715,593)	92,512
Net cash used in discontinued operations	—	(76)	(175)

Net cash (used in) provided by financing activities	(331,547)	(715,669)	92,337
Effect of exchange rates on cash	557	(1,958)	1,607

Net (decrease) increase in cash and cash equivalents	(170,082)	92,969	(77,812)
Cash and cash equivalents at beginning of period	629,848	536,879	614,691

Cash and cash equivalents at end of period	$459,766	$629,848	$536,879

See accompanying notes.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1.	Background and Basis of Presentation

Background

WebMD Health Corp. (the “Company” or “WebMD”) is a Delaware corporation that was incorporated on May 3, 2005. The Company completed an initial public offering on September 28, 2005. The Company’s common stock trades under the symbol “WBMD” on the Nasdaq Global Select Market. From the completion of the initial public offering through the completion of the merger with HLTH Corporation (“HLTH”) on October 23, 2009, the Company was more than 80% owned by HLTH. On October 23, 2009, stockholders of HLTH and WebMD approved a merger with HLTH and the transaction was completed later that day, with HLTH merging into WebMD and WebMD continuing as the surviving corporation (“Merger”). WebMD automatically succeeded to all of HLTH’s assets, liabilities and commitments upon completion of the Merger (other than the shares of WebMD Class B common stock owned by HLTH which were cancelled in the Merger). In the Merger, each share of HLTH common stock was converted into 0.4444 shares of WebMD common stock. The shares of WebMD’s Class A common stock were unchanged in the Merger and continue to trade on the NASDAQ Global Select Market under the symbol “WBMD”; however, they are no longer referred to as “Class A” because the Merger eliminated both WebMD’s Class B common stock and the dual-class stock structure that had existed at WebMD.

WebMD was the only operating business of HLTH at the time the Merger closed. Accordingly, the completion of the Merger did not have a significant effect on the operations of WebMD since there were no HLTH business operations to combine with WebMD’s business operations and, while HLTH had previously been providing certain corporate services to WebMD under a services agreement and had certain other agreements with WebMD, those agreements ceased when WebMD acquired HLTH. The employees and resources of HLTH used to provide services to WebMD under the services agreement became employees and resources of WebMD upon completion of the Merger.

The Company provides health information services to consumers, physicians and other healthcare professionals, employers and health plans through its public and private online portals and health-focused publications. The Company’s public portals for consumers enable them to obtain health and wellness information (including information on specific diseases or conditions), check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest and participate in online communities with peers and experts. The Company’s public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (“CME”) credit and communicate with peers. The Company’s public portals generate revenue primarily through the sale of advertising and sponsorship products, including CME services. The Company also distributes online content and services to other entities and generates revenue from these arrangements through the sale of advertising and sponsorship products and content syndication fees. The Company also provides e-detailing promotion and physician recruitment services, information services and provides print services including the publication of WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms. The public portals sponsors and advertisers include pharmaceutical, biotechnology, medical device and consumer products companies. The Company’s private portals enable employers and health plans to provide their employees and members with access to personalized health and benefit information and decision-support technology that helps them to make more informed benefit, treatment and provider choices. In addition, the Company offers clients of its private portals telephonic health coaching services on a per participant basis across an employee or plan population. The Company generates revenue from its private portals through the licensing of these portals and related services to employers and health plans either directly or through distributors.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basis of Presentation

The applicable accounting treatment for the Merger results in HLTH being considered the acquiring entity of the WebMD non-controlling interest. Therefore, the pre-acquisition consolidated financial statements of HLTH became the historical financial statements of WebMD following the completion of the Merger. Accordingly, in these consolidated financial statements, the defined term “Company” refers not only to WebMD but also, where the context requires, to HLTH. The specific names of HLTH and WebMD are used only where there is a need to distinguish between the legal entities. The weighted-average shares outstanding used in computing income per common share have been adjusted by multiplying the historical weighted-average shares outstanding for HLTH by the 0.4444 exchange ratio in the Merger (the “Exchange Ratio”), for all prior periods presented in this Annual Report. Additionally, basic and diluted income per common share have been recalculated to reflect the adjusted weighted-average shares outstanding for the prior year periods presented. For the year ended December 31, 2009, these adjustments only apply to the portion of the year prior to the completion of the Merger on October 23, 2009. In addition, all references in these consolidated financial statements to amounts of shares of HLTH common stock and to market prices or purchase prices for HLTH common stock have been adjusted to reflect the Exchange Ratio, and expressed as the number of shares of WebMD common stock into which the HLTH common stock would be converted in the Merger and the equivalent price per share of WebMD common stock. Similarly, the exercise price of options and warrants to purchase HLTH common stock and the number of shares subject to those options and warrants have been adjusted to reflect the Exchange Ratio.

The accompanying consolidated financial statements include the consolidated accounts of the Company and its subsidiaries and have been prepared in United States dollars, and in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated accounts of HLTH included, until the completion of the Merger, 100% of the assets and liabilities of WebMD, which was more than 80% owned by HLTH until the Merger. The ownership interests of the noncontrolling stockholders of WebMD were presented as “noncontrolling interest” for periods prior to the Merger, included within the December 31, 2008 Consolidated Balance Sheet. In the Consolidated Statements of Operations, “Net income attributable to Company stockholders” reflects an adjustment for the noncontrolling stockholders’ share of the net income of WebMD until completion of the Merger.

The accompanying consolidated financial statements reflect the Company’s Porex, LBB, ViPS and ACS/ACP businesses as discontinued operations. The sale of Porex was completed on October 19, 2009 (the “Porex Sale”), the sale of Little Blue Book print directory business (“LBB”) was completed on September 30, 2009 (the “LBB Sale”), the sale of ViPS was completed on July 22, 2008 (the “ViPS Sale”) and the sale of the Company’s reference publications business, including the publications ACP Medicine and ACS Surgery: Principles and Practice (the “ACS/ACP Business”) was completed on December 31, 2007. See Note 3 for further details.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. The results of operations for companies acquired or disposed are included in the consolidated financial statements from the effective date of acquisition or up to the date of disposal. All material intercompany balances and transactions have been eliminated in consolidation.

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and the disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic and political factors, and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect: the allowance for doubtful accounts, the carrying value of prepaid advertising, the carrying value of long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets (excluding goodwill and indefinite lived intangible assets), the carrying value, capitalization and amortization of software and Web site development costs, the carrying value of investments including investments in auction rate securities, the provision for income taxes and related deferred tax accounts, certain accrued expenses, revenue recognition, contingencies, litigation and related legal accruals and the value attributed to employee stock options and other stock-based awards.

Seasonality

The timing of the Company’s revenue is affected by seasonal factors. The Company’s public portal advertising and sponsorship revenue is seasonal, primarily due to the annual spending patterns of the advertising and sponsorship clients of the Company’s public portals. This portion of the Company’s revenue is usually the lowest in the first quarter of each calendar year, and increases during each consecutive quarter throughout the year. The timing of revenue in relation to the Company’s expenses, much of which do not vary directly with revenue, has an impact on cost of operations, sales and marketing and general and administrative expenses as a percentage of revenue in each calendar quarter.

Cash and Cash Equivalents

All highly liquid investments with an original maturity from the date of purchase of three months or less are considered to be cash equivalents. These investments are stated at cost, which approximates market. The Company’s cash and cash equivalents are generally invested in various money market accounts.

Fair Value

The carrying amount of cash and cash equivalents, accounts receivable, accrued expenses and deferred revenue is deemed to approximate fair value due to the immediate or short-term maturity of these financial instruments. See Note 16 for further information on the fair value of the Company’s investments.

Marketable Securities

The Company classifies its investments in marketable securities as either available-for-sale or held-to-maturity at the time of purchase and re-evaluates such classifications at each balance sheet date. The Company does not invest in trading securities. Debt securities in which the Company has the positive intent and ability to hold the securities to maturity are classified as held-to-maturity; otherwise they are classified as available-for-sale. Investments in marketable equity securities are classified as available-for-sale.

Held-to-maturity securities are carried at amortized cost and available-for-sale securities are carried at fair value as of each balance sheet date. Unrealized gains and losses associated with available-for-sale securities are recorded as a component of accumulated other comprehensive income within equity. Realized

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gains and losses are recorded in the consolidated statements of operations. If the Company intends to sell or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, then the security is to be considered other-than-temporarily impaired and the full amount of impairment must be charged to earnings. Otherwise, losses on securities which are other-than-temporarily impaired are separated into two categories, the portion of loss which is considered credit loss and the portion of loss which is due to other factors. The credit loss portion is charged to earnings while the loss due to other factors is charged to other comprehensive income. The cost of securities is based on the specific identification method.

Equity Investment in EBS Master LLC

From November 17, 2006 through February 8, 2008, the Company accounted for its investment in EBS Master LLC as an equity method investment since the Company had “the ability to exercise significant influence over operating and financial policies of an investee,” but did not exercise control.

Allowance for Doubtful Accounts

The allowance for doubtful accounts receivable reflects the Company’s best estimate of losses inherent in the Company’s receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence.

Long-Lived Assets

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. The useful lives are generally as follows:

Computer equipment	3 to 5 years
Office equipment, furniture and fixtures	4 to 7 years
Software	3 to 5 years
Building and improvements	Up to 40 years
Web site development costs	3 years
Leasehold improvements	Shorter of useful life or lease term

Expenditures for maintenance, repair and renewals of minor items are charged to expense as incurred. Major improvements are capitalized.

Goodwill and Intangible Assets

Goodwill and intangible assets result from business combinations accounted for under the acquisition method, formerly the purchase method. Goodwill and other intangible assets with indefinite lives are not amortized and are subjected to impairment review by applying fair value based tests. Intangible assets with definite lives are amortized on a straight-line basis over the individually estimated useful lives of the related assets as follows:

Content	3 to 5 years
Customer relationships	5 to 12 years
Acquired technology and patents	3 years
Trade names	10 years

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recoverability

The Company reviews the carrying value of goodwill and indefinite lived intangible assets annually and whenever indicators of impairment are present. The Company determines whether goodwill may be impaired by comparing the carrying value of its reporting unit to the fair value of its reporting unit determined using an income approach valuation. A reporting unit is defined as an operating segment or one level below an operating segment.

Long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and the fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

Based on the Company’s analysis, there was no impairment of goodwill and indefinite lived intangible assets of any of the Company’s continuing operations in connection with the annual impairment tests that were performed during the years ended December 31, 2009, 2008 and 2007.

Internal Use Software

Software development costs that are incurred in the preliminary project stage are expensed as incurred. Once certain criteria have been met, internal and external direct costs incurred in developing or obtaining computer software are capitalized. The Company capitalized $4,354 and $2,797 during the years ended December 31, 2009 and 2008, respectively. Capitalized internal use software development costs are included in property and equipment in the accompanying consolidated balance sheets. Training and data conversion costs are expensed as incurred. Capitalized software costs are depreciated over a three-year period. Depreciation expense related to internal use software was $3,797, $3,699 and $3,492 for the years ended December 31, 2009, 2008 and 2007, respectively.

Web Site Development Costs

Costs related to the planning and post implementation phases of WebMD’s Web site development efforts, as well as minor enhancements and maintenance, are expensed as incurred. Direct costs incurred in the development phase are capitalized. The Company capitalized $3,906 and $6,289 during the years ended December 31, 2009 and 2008, respectively. These capitalized costs are included in property and equipment in the accompanying consolidated balance sheets and are depreciated over a three-year period. Depreciation expense related to Web site development costs was $7,140, $6,644 and $4,501 during the years ended December 31, 2009, 2008 and 2007, respectively.

Restricted Cash

The Company’s restricted cash primarily relates to collateral for letters of credit obtained to support the Company’s operations. As of December 31, 2009 and 2008, the total restricted cash was $2,334 and $3,665, respectively, and is included in other assets in the accompanying consolidated balance sheets.

Deferred Charges

Other assets includes costs associated with the issuance of the convertible notes that are amortized to interest expense in the accompanying consolidated statements of operations, using the effective interest method over the period from issuance through the earliest date on which holders can demand redemption. The Company capitalized $8,493 of issuance costs in connection with the 2005 issuance of the $300,000 3 1/8% Convertible Notes due 2025 and $10,411 of issuance costs in connection with the 2003 issuance of the

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$350,000 1.75% Convertible Subordinated Notes due 2023. The aggregate amortization of these issuance costs, which is included within interest expense in the accompanying statements of operations, was $2,359, $2,682 and $2,555 for the years ended December 31, 2009, 2008 and 2007, respectively. In connection with the repurchase of the 1.75% Notes and 3 1/8% Notes during 2009, $1,260 of issuance costs were written off. As of December 31, 2009 and 2008, the total unamortized issuance costs for all outstanding convertible notes were $3,697 and $7,316, respectively.

Leases

The Company recognizes rent expense on a straight-line basis, including predetermined fixed escalations, over the initial lease term including reasonably assured renewal periods, net of lease incentives, from the time that the Company controls the leased property. Leasehold improvements made at the inception of the lease are amortized over the shorter of the useful life of the asset or the lease term. Lease incentives are recorded as a deferred credit and recognized as a reduction to rent expense on a straight-line basis over the lease term as described above.

Revenue Recognition

Revenue from advertising is recognized as advertisements are delivered or as publications are distributed. Revenue from sponsorship arrangements, content syndication and distribution arrangements, information services and licenses of healthcare management tools and private portals as well as related health coaching services are recognized ratably over the term of the applicable agreement. Revenue from the sponsorship of CME is recognized over the period the Company substantially completes its contractual deliverables as determined by the applicable agreements. When contractual arrangements contain multiple elements, revenue is allocated to each element based on its relative fair value determined using prices charged when elements are sold separately. In certain instances where fair value does not exist for all the elements, the amount of revenue allocated to the delivered elements equals the total consideration less the fair value of the undelivered elements. In instances where fair value does not exist for the undelivered elements, revenue is recognized when the last element is delivered.

Sales, Use and Value Added Tax

The Company excludes sales, use and value added tax from revenue in the accompanying consolidated statements of operations.

Advertising Costs

Advertising costs are generally expensed as incurred and totaled $10,929, $10,852 and $9,779 in 2009, 2008 and 2007, respectively. Included in advertising expense were non-cash advertising costs of $1,753, $5,097 and $5,264 in 2009, 2008 and 2007, respectively. These non-cash advertising costs resulted from a strategic relationship with News Corporation that the Company entered into in 2000 and amended in 2001, through which the Company received rights to an aggregate of $205,000 in advertising services from News Corporation to be used over nine years expiring in 2009, in exchange for equity securities issued by the Company. The advertising services were initially recorded at fair value determined using a discounted cash flow methodology, and were amortized as the advertisements were broadcast. As of December 31, 2008, unamortized prepaid advertising services was $1,753 and was included in prepaid expenses and other current assets. As of December 31, 2009, there were no remaining prepaid advertising services.

Foreign Currency

The financial statements and transactions of the Company’s foreign facilities are generally maintained in their local currency. In accordance with SFAS No. 52, “Foreign Currency Translation,” the translation of foreign currencies into United States dollars is performed for balance sheet accounts using current exchange

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rates in effect at the balance sheet date and for revenue and expense accounts using average exchange rates during the year. The gains or losses resulting from translation are included as a component of accumulated other comprehensive income within equity. Foreign currency transaction gains and losses are included in net income attributable to HLTH stockholders and were not material in any of the periods presented. The Company’s foreign operations are not significant except for the foreign operations of the Company’s Porex business, which was sold on October 19, 2009 and which was included in discontinued operations during the periods presented in the accompanying financial statements.

Concentration of Credit Risk

None of the Company’s customers individually accounted for more than 10% of the Company’s revenue in 2009, 2008 or 2007 or more than 10% of the Company’s accounts receivable as of December 31, 2009, 2008 or 2007.

The Company’s revenue is principally generated in the United States. An adverse change in economic conditions in the United States could negatively affect the Company’s revenue and results of operations. The Company recorded revenue from foreign customers of $3,693, $3,417 and $3,660 during the years ended December 31, 2009, 2008 and 2007, respectively.

Income Taxes

Deferred income taxes are recognized for the future tax consequence of differences between the tax and financial reporting basis of assets and liabilities at each reporting period. A valuation allowance is established to reduce deferred tax assets to the amount expected to be realized. Tax contingencies are recorded to address potential exposure involving tax positions the Company has taken that could be challenged by tax authorities. These potential exposures result from applications of various statutes, rules, regulations and interpretations. The Company’s estimates of tax contingencies contain assumptions and judgments about potential actions by taxing jurisdictions.

Effective January 1, 2007, the Company adopted the authoritative guidance which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. Consistent with its historical financial reporting, the Company has elected to reflect interest and penalties related to uncertain tax positions as part of the income tax provision in the accompanying consolidated statements of operations. Upon adoption, the Company reduced its existing reserves for uncertain income tax positions by $1,475, primarily related to a reduction in state income tax matters. This reduction was recorded as a cumulative effect adjustment to accumulated deficit as of January 1, 2007. In addition, the Company reduced $5,213 of a deferred tax asset and its associated valuation allowance upon adoption of this authoritative guidance.

Accounting for Stock-Based Compensation

Effective January 1, 2006 the Company adopted authoritative guidance which required all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in this model are expected dividend yield, expected volatility, risk-free interest rate and expected term. Unvested stock options and restricted stock awards that were granted prior to January 1, 2006 continued to be accounted for, using the same grant date fair value and same expense attribution method used under previously issued authoritative guidance, except that all awards began to be recognized in the results of operations over the remaining vesting periods.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income Attributable to Company Stockholders Per Common Share

Basic income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, increased to give effect to the participating rights of the convertible redeemable exchangeable preferred stock during the periods it was outstanding. Diluted income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, increased to give effect to potentially dilutive securities and assumes that any dilutive convertible notes were converted, only in the periods in which such effect is dilutive:

	Years Ended December 31,
	2009	2008	2007

Amounts Attributable to Company Stockholders:
Numerator:
Income from continuing operations(1)	$66,231	$465,725	$31,845
Convertible redeemable exchangeable preferred stock fee	—	—	174

Income from continuing operations — Basic	66,231	465,725	32,019
Interest expense on 1.75% convertible notes, net of tax	3,714	4,600	—
Interest expense on 3 1/8% convertible notes, net of tax	—	11,255	—
Effect of dilutive securities of subsidiary	(343)	(587)	(1,911)

Income from continuing operations — Diluted	$69,602	$480,993	$30,108

Income (loss) from discontinued operations, net of tax — Basic(1)	$49,727	$94,498	$(19,260)
Effect of dilutive securities of subsidiary	53	(27)	(250)

Income (loss) from discontinued operations, net of tax — Diluted	$49,780	$94,471	$(19,510)

Denominator:
Common stock	47,400	77,738	77,349
Convertible redeemable exchangeable preferred stock	—	—	2,345

Weighted-average shares — Basic	47,400	77,738	79,694
Employee stock options, restricted stock and warrants	2,265	1,414	4,192
1.75% Convertible notes	8,075	10,107	—
3 1/8% Convertible notes	—	8,565	—

Adjusted weighted-average shares after assumed
conversions — Diluted	57,740	97,824	83,886

Basic income (loss) per common share:
Income from continuing operations	$1.40	$5.99	$0.40
Income (loss) from discontinued operations	1.05	1.22	(0.24)

Net income attributable to Company stockholders	$2.45	$7.21	$0.16

Diluted income (loss) per common share:
Income from continuing operations	$1.21	$4.92	$0.36
Income (loss) from discontinued operations	0.86	0.96	(0.23)

Net income attributable to Company stockholders	$2.07	$5.88	$0.13

(1)	For 2009, income from continuing operations and discontinued operations was adjusted for the effect of participating non-vested restricted stock of $787 and $591, respectively.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has excluded convertible subordinated notes and convertible notes, as well as certain outstanding warrants, stock options and restricted stock, from the calculation of diluted income (loss) per common share during the periods in which such securities were anti-dilutive. The following table presents the total number of shares that could potentially dilute income (loss) per common share in the future that were not included in the computation of diluted income (loss) per common share during the periods presented (shares in thousands):

	Years Ended December 31,
	2009	2008	2007

Options, restricted stock and warrants	12,929	14,510	8,782
Convertible notes	7,147	—	18,672

	20,076	14,510	27,454

Discontinued Operations

The operating results of a business unit are reported as discontinued if its operations and cash flows can be clearly distinguished from the rest of the business, the operations have been sold or will be sold within a year, there will be no continuing involvement in the operation after the disposal date and certain other criteria are met. Significant judgments are involved in determining whether a business component meets the criteria for discontinued operation reporting and the period in which these criteria are met.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted During 2009

The Company adopted the new authoritative guidance which establishes accounting and reporting standards for noncontrolling interests, previously called minority interests. This new guidance requires that a noncontrolling interest be reported in the Company’s consolidated balance sheets within equity and separate from the parent company’s equity. Also, the new guidance requires consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest, all on the face of the consolidated operating statement. In addition, discontinued operations and continuing operations reflected as part of the noncontrolling interest should be allocated between continuing operations and discontinued operations for the calculation of earnings per share. The consolidated financial statements reflect the retrospective application of this accounting standard adopted by the Company effective January 1, 2009.

The Company adopted the new authoritative guidance which requires cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. This new guidance affects the accounting for the Company’s 3 1/8% Convertible Notes due 2025 (the “3 1/8% Notes”). The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond’s cash proceeds and this estimated fair value, which was $61,300 at the time the 3 1/8% Notes were issued during August 2005, represents a debt discount and will be amortized to interest expense over the period from issuance to August 2012 (the first date on which the Company may be required to repurchase the 3 1/8% Notes at the option of the holder). The $61,300 also represents the value of the equity component on the 3 1/8% Notes and was included within additional paid-

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in capital through December 31, 2008. The consolidated financial statements reflect the retrospective application of this accounting standard adopted by the Company effective January 1, 2009.

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

Effective January 1, 2009, the Company adopted the authoritative guidance which clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. The Company reflected the impact on the year ended December 31, 2009 in the Net Income (Loss) Per Common Share section of Note 2. The adoption of the new guidance did not have a material impact on the years ended December 31, 2008 and 2007 and accordingly, those periods were not retrospectively adjusted.

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

In April 2009, the FASB issued authoritative guidance which changed when and how to assess other-than-temporary impairments of securities and to improve the financial statement presentation of such impairments. A more detailed description of this new guidance and the impact of its adoption is discussed in Note 16.

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

Accounting Pronouncements to be Adopted in the Future

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning January 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables. In addition, revenue under multiple element arrangements will be allocated using the relative selling price method. The

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company has not yet determined the impact that this new guidance will have on its results of operations and financial position.

In January 2010, FASB issued an amendment regarding improving disclosures about fair value measurements. This new guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company has not yet determined the impact that this guidance will have on its results of operations and financial position.

3.	Discontinued Operations

Porex

In February 2008, the Company announced its intention to divest its Porex business, and on October 19, 2009, the Company completed the sale. In connection with the sale of Porex, the Company received $74,378 in cash at closing, subject to customary adjustment based on the amount of Porex’s working capital, received $67,500 in senior secured notes (“Senior Secured Notes”) and incurred approximately $4,900 of transaction expenses. The Senior Secured Notes are secured by certain assets of the acquirer. The Senior Secured Notes accrue interest at a rate of 8.75% per annum, payable quarterly. The Senior Secured Notes were issued in four series: the Senior Secured Notes of the first, second and third series have an aggregate principal amount of $10,000 each and mature on the first, second and third anniversaries of the closing, respectively; and the Senior Secured Notes of the fourth series have an aggregate principal amount of $37,500 and matures on the fourth anniversary of the closing. The Company determined the fair value of the Senior Secured Notes was $63,598. In addition, Company agreed to indemnify Porex for certain tax matters, which were estimated by the Company to be approximately $4,800. An accrual for these tax matters is included within liabilities of discontinued operations, within the accompanying balance sheet as of December 31, 2009. In connection with the sale of Porex, the Company recognized a pre-tax gain of $25,790.

Summarized operating results for the discontinued operations of Porex are as follows:

	Years Ended December 31,
	2009	2008	2007

Revenue	$68,208	$94,407	$92,581
Earnings before taxes	14,137	19,294	20,790
Gain on disposal before taxes	25,790	—	—

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The major classes of assets and liabilities of Porex were as follows as of December 31, 2008:

Assets of discontinued operations:
Accounts receivable, net	$13,866
Inventory	11,978
Property and equipment, net	21,487
Goodwill	42,297
Intangible assets, net	24,724
Deferred tax assets	1,420
Other assets	3,003

Total assets	$118,775

Liabilities of discontinued operations:
Accounts payable	$1,601
Accrued expenses	6,654
Deferred tax liabilities	12,095

Total liabilities	$20,350

Little Blue Book Print Directory Business

In March 2009, the Company decided to divest LBB. As a result, the historical financial information for LBB has been reflected as discontinued operations in the accompanying consolidated financial statements. During the three months ended June 30, 2009, the Company recorded an impairment charge of $8,300 to reduce the carrying value of LBB to its current estimated fair value. On September 30, 2009, the Company completed the sale of LBB in which it received cash proceeds of $2,590. Summarized operating results for the discontinued operations of LBB and the loss recognized on the sale are as follows:

	Years Ended December 31,
	2009	2008	2007

Revenue	$4,066	$9,235	$12,461
(Loss) earnings before taxes	(8,432)	1,954	4,462
Loss on disposal before taxes	(103)	—	—

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The major classes of assets and liabilities of LBB were as follows as of December 31, 2008:

Assets of discontinued operations:
Accounts receivable, net	$1,058
Property and equipment, net	98
Goodwill	11,044
Intangible assets, net	362
Other assets	13

Total assets	$12,575

Liabilities of discontinued operations:
Accrued expenses	$113
Deferred revenue	876
Deferred tax liability	1,570

Total liabilities	$2,559

ViPS

During February 2008, the Company announced its intention to divest its ViPS business and on July 22, 2008, the Company completed the ViPS Sale to an affiliate of General Dynamics Corporation. The Company received cash proceeds of $223,175, net of a working capital adjustment, professional fees and other expenses associated with the ViPS Sale. In connection with the ViPS Sale, the Company recognized a pre-tax gain of $96,969 and incurred approximately $1,472 of professional fees and other expenses.

	Years Ended December 31,
	2008	2007

Revenue	$57,497	$103,083
Earnings before taxes	8,121	6,601
Gain on disposal before taxes	96,969	—

ACS/ACP Business

As of December 31, 2007, the Company entered into an Asset Sale Agreement and completed the sale of certain assets and certain liabilities of its medical reference publications business, including the publications ACP Medicine and ACS Surgery: Principles and Practice. ACP Medicine and ACS Surgery are official publications of the American College of Physicians and the American College of Surgeons, respectively. The Company received net cash proceeds of $1,925 during 2008 and $250 during 2009. The Company incurred approximately $750 of professional fees and other expenses associated with the sale of the ACS/ACP Business. In connection with the sale, the Company recognized a pre-tax loss of $234 and pre-tax gain of $3,394 for the years ended December 31, 2008 and 2007, respectively. Summarized operating results for the discontinued operations of the ACS/ACP Business and the gain recognized on the sale are as follows:

	Years Ended December 31,
	2008	2007

Revenue	$—	$4,219
Loss before taxes	—	(129)
(Loss) gain on disposal before taxes	(234)	3,394

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EPS

On September 14, 2006, the Company completed the sale of Emdeon Practice Services, Inc. (together with its subsidiaries, “EPS”) to Sage Software, Inc. (“Sage Software”), an indirect wholly owned subsidiary of The Sage Group plc (the “EPS Sale”). The Company has certain indemnity obligations to advance amounts for reasonable defense costs for initially ten, and now four, former officers and directors of EPS, who were indicted in connection with the previously disclosed investigation by the United States Attorney for the District of South Carolina (the “Investigation”), which is more fully described in Note 11. In connection with the EPS Sale, the Company agreed to indemnify Sage Software relating to these indemnity obligations. During the year ended December 31, 2007, based on information available at that time, the Company determined a reasonable estimate of the range of probable costs with respect to its indemnification obligation and accordingly, recorded an aggregate pre-tax charge of $73,347, which represented the Company’s estimate of the low end of the probable range of costs related to this matter. The Company had reserved the low end of the probable range of costs because no estimate within the range was a better estimate than any other amount. That estimate included assumptions as to the duration of the trial and pre-trial periods, and the defense costs to be incurred during these periods. The Company updated the estimated range of its indemnification obligation based on new information received during the year ended December 31, 2009 and 2008, and as a result, recorded additional pre-tax charges of $14,367 and $29,078, respectively. The probable future costs with respect to this matter are estimated to be approximately $25,000 as of December 31, 2009, which includes costs that have been incurred prior to, but were not yet paid, as of December 31, 2009. The ultimate outcome of this matter is still uncertain, and the estimate of future costs includes assumptions as to the duration of the trial and the defense costs to be incurred during the remainder of the pre-trial period and during the trial period. Accordingly, the amount of cost the Company may ultimately incur could be substantially more than the reserve the Company has currently provided. If the recorded reserves are insufficient to cover the ultimate cost of this matter, the Company will need to record additional charges to its consolidated statement of operations in future periods. The accrual related to this obligation was $25,437 and $47,550 as of December 31, 2009 and 2008, respectively, and is included within liabilities of discontinued operations in the accompanying consolidated balance sheets.

Also included within liabilities of discontinued operations related to this matter is $3,957 and $30,312, as of December 31, 2009 and 2008, respectively, which represents certain reimbursements received from the Company’s insurance carriers between July 31, 2008 and December 31, 2009. The Company deferred recognizing these insurance reimbursements within the consolidated statement of operations given the pending Coverage Litigation, which is described below in Note 11. During the years ended December 31, 2009 and 2008, the Company received reimbursements from its insurance carriers in the amount of $53,150 and $14,625, respectively, which reimbursements are no longer subject to the pending Coverage Litigation. Accordingly, the Company recognized these amounts within consolidated (loss) income from discontinued operations during the years ended December 31, 2009 and 2007, respectively.

Also included in income (loss) from discontinued operations for the years ended December 31, 2009, 2008 and 2007 is $403, $790 and $662, respectively, primarily related to the reversal of certain sales and use tax contingencies, which were indemnified by the Company for Sage Software, resulting from the expiration of statutes of limitations.

4.	Emdeon Business Services

On November 16, 2006, the Company completed the sale of a 52% interest in the entities comprising its Emdeon Business Services business (“EBS”) to an affiliate of General Atlantic LLC (“GA”), (the “2006 EBS Sale”). The 2006 EBS Sale was structured so that the Company and GA each owned interests in EBS Master LLC (“EBSCo”), a limited liability company owning the entities comprising EBS. The Company received gross cash proceeds of approximately $1,220,000 in connection with the 2006 EBS Sale, and recognized a

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gain of $352,297 during 2006, and recognized an additional gain of $399 during 2007 which related to the finalization of a working capital adjustment.

In connection with the 2006 EBS Sale, EBSCo agreed to continue its strategic relationship with the Company and to market the Company’s online decision-support platform and tools that support consumer directed health plans and health savings accounts to its payer customers for integration into their consumer directed health plan offerings. In addition, EBSCo agreed to license certain de-identified data to the Company and its subsidiaries through February 2018.

Beginning on November 17, 2006, the Company’s remaining 48% ownership interest in EBSCo was reflected as an investment in the Company’s consolidated financial statements, accounted for under the equity method and the Company’s share of EBSCo’s net earnings was reported as equity in earnings of EBS Master LLC in the accompanying consolidated statements of operations through February 8, 2008.

On February 8, 2008, the Company entered into a securities purchase agreement and simultaneously completed the sale of its 48% noncontrolling ownership interest in EBS Master LLC (the “2008 EBSCo Sale”) for $574,617 in cash, net of professional fees and other expenses, to an affiliate of GA and affiliates of Hellman & Friedman, LLC. In connection with the 2008 EBSCo Sale, the Company recognized a pre-tax gain of $538,024.

The Company’s share of EBSCo’s net earnings is reported as equity in earnings of EBS Master LLC in the accompanying consolidated statements of operations. The Carrying value of the Company’s investment in EBSCo of $25,261 as of December 31, 2007, differed from 48% of the net equity of EBSCo as of December 31, 2007. The difference is principally due to the excess of the fair value of EBSCo’s net assets as adjusted for in purchase accounting, over the carryover basis of the Company’s investment in EBSCo. The following is summarized financial information of EBSCo during the periods prior to the date of the 2008 EBSCo Sale on February 8, 2008:

	For the Period
	January 1, 2008
	Through	Year Ended
	February 8, 2008	December 31, 2007

Revenue	$94,481	$808,537
Cost of operations	44,633	517,884
Net income	5,551	34,493

5.	Cost Method Investment

On November 19, 2008, the Company acquired Series D preferred stock in a privately held company. The total investment was approximately $6,471, which included approximately $470 of acquisition costs. Since the Company does not have the ability to exercise significant influence over this company, the investment is accounted for under the cost method and is included within other assets in the accompanying balance sheet as of December 31, 2009 and 2008.

6.	Convertible Redeemable Exchangeable Preferred Stock

On March 19, 2004, the Company issued $100,000 of Convertible Redeemable Exchangeable Preferred Stock (the “Preferred Stock”) in a private transaction to CalPERS/PCG Corporate Partners, LLC (“CalPERS/PCG Corporate Partners”). CalPERS/PCG Corporate Partners is a private equity fund managed by the Pacific Corporate Group and principally backed by California Public Employees’ Retirement System, or CalPERS.

The Preferred Stock had a liquidation preference of $100,000 in the aggregate and was convertible into 4,727,659 shares of the Company’s common stock in the aggregate, representing a conversion price of $21.15 per share of common stock. So long as the Preferred Stock remained outstanding, the Company was required

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to pay to CalPERS/PCG Corporate Partners, on a quarterly basis, an aggregate annual fee of 0.35% of the face amount of the then outstanding Preferred Stock. Holders of the Preferred Stock had the right to vote, together with the holders of the Company’s common stock on an as converted to common stock basis, on matters that were put to a vote of the common stock holders. The Certificate of Designations for the Preferred Stock also provided that the Company would not, without the prior approval of holders of 75% of the shares of Preferred Stock then outstanding, voting as a separate class, issue any additional shares of the Preferred Stock, or create any other class or series of capital stock that ranks senior to or on a parity with the Preferred Stock.

On June 26, 2007, the Company notified the Holder that it had elected to redeem all outstanding shares of its Preferred Stock. On June 29, 2007, prior to the date set for the redemption, the Holder converted all of the then outstanding Preferred Stock into 4,727,659 shares of the Company’s common stock.

The Company incurred issuance costs related to the Preferred Stock of approximately $1,885, which were recorded against the Preferred Stock in the accompanying consolidated balance sheets. The issuance costs were being amortized to accretion of convertible redeemable exchangeable preferred stock, using the effective interest method. In 2007, $117 was recorded to accretion of convertible redeemable exchangeable preferred stock, included within equity. In connection with the conversion of the Preferred Stock to common stock, the unamortized portion of the deferred issuance costs related to the Preferred Stock of $1,115 was reflected as a reduction to equity during the year ended December 31, 2007.

7.	Convertible Notes

3 1/8% Convertible Notes due 2025

During 2005, the Company issued $300,000 aggregate principal amount of 3 1/8% Convertible Notes due 2025 (the “3 1/8% Notes”) in a private offering. Unless previously redeemed or converted, the 3 1/8% Notes will mature on September 1, 2025. Interest on the 3 1/8% Notes accrues at the rate of 3 1/8% per annum and is payable semiannually on March 1 and September 1, commencing March 1, 2006. The Company will also pay contingent interest of 0.25% per annum to the holders of the 3 1/8% Notes during specified six-month periods, commencing with the six-month period beginning on September 1, 2012, if the average trading price of a 3 1/8% Note for the specified period equals 120% or more of the principal amount of the 3 1/8% Notes.

As of the time the 3 1/8% Notes were issued, they were convertible into an aggregate of 8,565,096 shares of common stock (representing a conversion price of $35.03 per share). Upon conversion, the Company will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. Holders of the 3 1/8% Notes may require the Company to repurchase their 3 1/8% Notes on September 1, 2012, September 1, 2015 and September 1, 2020, at a price equal to 100% of the principal amount of the 3 1/8% Notes being repurchased, plus any accrued and unpaid interest, payable in cash. Additionally, the holders of the 3 1/8% Notes may require the Company to repurchase the 3 1/8% Notes upon a change in control of the Company at a price equal to 100% of the principal amount of the 3 1/8% Notes, plus accrued and unpaid interest, payable in cash or, at the Company’s option, in shares of the Company’s common stock or in a combination of cash and shares of the Company’s common stock. On or after September 5, 2010, September 5, 2011 and September 5, 2012, the 3 1/8% Notes are redeemable, at the option of the Company, for cash at redemption prices of 100.893%, 100.446% and 100.0%, respectively, plus accrued and unpaid interest.

The Company separately accounts for the debt and equity components of its 3 1/8% Notes by assigning a value to the debt component, which was the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the original face value and this estimated fair value, which was $61,300 at the time the 3 1/8% Notes were issued during August 2005, represents a debt discount and will be amortized to interest expense over the period from issuance to August 2012 (when the 3 1/8% Notes

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are first redeemable at the option of the holder). As of December 31, 2009 and 2008, the debt discount was $22,641 and $35,982, respectively. The decrease in value of the equity component included in additional paid-in capital was due to the repurchases of the 3 1/8% Notes during 2009. The following table reflects the interest expense recognized and effective interest rate for the Company’s 3 1/8% Notes:

	Years Ended December 31,
	2009	2008	2007

Contractual coupon interest	$8,310	$9,375	$9,375
Amortization of debt discount	7,846	8,244	7,655
Amortization of debt issuance costs	1,087	1,142	1,061

Interest expense for 3 1/8% Notes	$17,243	$18,761	$18,091

Effective interest rate	7.4%	7.4%	7.4%

During 2009, the Company repurchased $49,700 principal amount of its 3 1/8% Notes for $43,734 in cash. The Company recognized an aggregate pre-tax gain of $5,326 related to the repurchases of the 3 1/8% Notes during 2009, which is reflected as gain on repurchases of convertible notes in the accompanying consolidated statement of operations. As of December 31, 2009, the remaining principal amount of the 3 1/8% Notes outstanding was $250,300 which was convertible into 7.15 million shares of common stock.

1.75% Convertible Subordinated Notes due 2023

During 2003, the Company issued $350,000 aggregate principal amount of 1.75% Convertible Subordinated Notes due 2023 (the “1.75% Notes”) in a private offering. Unless previously redeemed or converted, the 1.75% Notes will mature on June 15, 2023. Interest on the 1.75% Notes accrues at the rate of 1.75% per annum and is payable semiannually on June 15 and December 15. The Company will also pay contingent interest of 0.25% per annum of the average trading price of the 1.75% Notes during specified six-month periods, commencing on June 20, 2010, if the average trading price of the 1.75% Notes for specified periods equals 120% or more of the principal amount of the 1.75% Notes.

As of the time the 1.75% Notes were issued, they were convertible into an aggregate of 10,106,563 shares of common stock (representing a conversion price of $34.63 per share) if the sale price of the Company’s common stock exceeds 120% of the conversion price for specified periods and in certain other circumstances. The 1.75% Notes are redeemable by the Company after June 15, 2008 and prior to June 20, 2010, subject to certain conditions, including the sale price of the Company’s common stock exceeding certain levels for specified periods. If the 1.75% Notes are redeemed by the Company during this period, the Company will be required to make additional interest payments. After June 20, 2010, the 1.75% Notes are redeemable at any time for cash at 100% of their principal amount. Holders of the 1.75% Notes may require the Company to repurchase their 1.75% Notes on June 15, 2010, June 15, 2013 and June 15, 2018, for cash at 100% of the principal amount of the 1.75% Notes, plus accrued interest. As a result of this repurchase right by the holders, the 1.75% Notes have been classified as a current liability as of December 31, 2009. Upon a change in control, holders may require the Company to repurchase their 1.75% Notes for, at the Company’s option, cash or shares of common stock, or a combination thereof, at a price equal to 100% of the principal amount of the 1.75% Notes being repurchased.

During 2009, the Company repurchased $85,417 principal amount of its 1.75% Notes for $80,123 in cash. The Company recognized an aggregate pre-tax gain of $4,794 related to the repurchases of the 1.75% Notes during 2009, which is reflected as gain on repurchases of convertible notes in the accompanying consolidated statement of operations. As of December 31, 2009 the remaining principal amount of the 1.75% Notes outstanding was $264,583 which was convertible into 7.64 million shares of common stock.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Long-Lived Assets

Property and Equipment

Property and equipment consist of the following:

	December 31,
	2009	2008

Software	$28,401	$24,622
Computer equipment	31,663	26,145
Web site development costs	30,116	26,210
Leasehold improvements	22,353	19,494
Office equipment, furniture and fixtures	6,924	6,959
Land and buildings	1,847	3,288

	121,304	106,718
Less: accumulated depreciation	(69,110)	(50,085)

Property and equipment, net	$52,194	$56,633

Depreciation expense was $21,877, $19,013 and $15,161 in 2009, 2008 and 2007, respectively.

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the years ended December 31, 2009 and 2008 were as follows:

Balance as of January 1, 2008	$206,279
Reversal of income tax valuation allowance and other adjustments	(4,027)
Purchase price allocation	(148)

Balance as of December 31, 2008 and 2009	$202,104

Intangible assets subject to amortization consist of the following:

	December 31, 2009				December 31, 2008
				Weighted				Weighted
	Gross			Average	Gross			Average
	Carrying	Accumulated		Remaining	Carrying	Accumulated		Remaining
	Amount	Amortization	Net	Useful Life(a)	Amount	Amortization	Net	Useful Life(a)

Content	$15,954	$(15,482)	$472	1.0	$15,954	$(14,541)	$1,413	1.7
Customer relationships	34,057	(16,374)	17,683	8.3	34,057	(12,872)	21,185	8.8
Technology and patents	14,700	(14,700)	—	—	14,700	(13,370)	1,330	0.8
Trade names—definite lives	6,030	(2,629)	3,401	6.4	6,030	(2,094)	3,936	7.4
Trade names—indefinite lives	4,464	—	4,464	n/a	4,464	—	4,464	n/a

Total	$75,205	$(49,185)	$26,020		$75,205	$(42,877)	$32,328

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense was $6,308, $9,397 and $12,647 in 2009, 2008 and 2007, respectively. Future amortization expense for intangible assets is estimated to be:

Year Ending December 31:
2010	$3,394
2011	2,627
2012	2,627
2013	2,627
2014	2,627
Thereafter	7,654

9.	Restructuring

As a result of the completion of the integration of previously acquired businesses and efficiencies that the Company was continuing to realize from its infrastructure investments combined with the continued reduction in HLTH’s shared services following the divestitures of EPS, EBS and ViPS, the Company recorded a restructuring charge during 2008 of $7,416. This amount included (i) $3,575 related to the purchase of insurance for extended coverage during periods when the Company owned the divested businesses, (ii) $3,391 related to severance and (iii) $450 of costs to consolidate facilities and other exit costs. The remaining accrual related to this charge as of December 31, 2008 was $7,071 and was reflected within accrued expenses in the accompanying consolidated balance sheets. During 2009, this remaining accrual was substantially paid in full.

10.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2009	2008

Accrued compensation	$32,012	$23,258
Accrued outside services	4,148	4,714
Accrued marketing and distribution	4,051	1,937
Accrued income, sales and other taxes	1,745	3,204
Accrual for tendered shares not yet delivered	6,818	—
Accrued restructuring	—	7,071
Other accrued liabilities	14,947	14,411

	$63,721	$54,595

11.	Commitments and Contingencies

Legal Proceedings

Litigation Regarding Distribution of Shares in Healtheon Initial Public Offering

Seven purported class action lawsuits were filed against Morgan Stanley & Co. Incorporated and Goldman Sachs & Co., underwriters of the initial public offering of HLTH (then known as Healtheon Corporation) in the United States District Court for the Southern District of New York in the summer and fall of 2001. Three of these suits also named HLTH and certain of its former officers and directors as defendants. Similar suits were filed in connection with over 300 other initial public offerings that occurred in 1999, 2000 and 2001.

The complaints against HLTH and its former officers and directors alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 under that Act and Section 11 of the Securities Act of

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1933 because of failure to disclose certain practices alleged to have occurred in connection with the distribution of shares in the Healtheon initial public offering. Claims under Section 12(a)(2) of the Securities Act of 1933 were also brought against the underwriters. These claims were consolidated, along with claims relating to over 300 other initial public offerings, in the Southern District of New York.

After a lengthy mediation under the auspices of former United States District Judge Nicholas Politan, the issuer defendants in the consolidated action (including HLTH), the issuers’ insurance carriers, and the plaintiffs reached an agreement on a settlement to resolve the matter among the participating issuer defendants, their insurers, and the plaintiffs. HLTH, and virtually all of the approximately 260 other issuer defendants who were eligible to participate, elected to participate in the settlement. Although HLTH believed that the claims alleged in the lawsuits were primarily directed at the underwriters and, as they related to HLTH, were without merit, HLTH believed that the settlement was beneficial to HLTH because it would have reduced the time, expense and risks of further litigation, particularly since all the other eligible issuer defendants elected to participate, HLTH’s insurance carriers strongly supported the settlement, and HLTH’s insurance carriers, not HLTH, would have paid any funds required under the settlement.

On June 10, 2004, plaintiffs submitted to the court a Stipulation and Agreement of Settlement with Defendant Issuers and Individuals. Although the district court had preliminarily approved the settlement, the parties terminated this settlement after the Second Circuit Court of Appeals reversed the district court’s certification of the classes in nine related “focus cases” in a ruling that was inconsistent with the proposed settlement class. After termination of this settlement, litigation proceeded in the nine “focus cases” but was stayed in the cases involving the other issuers, including HLTH.

After another lengthy mediation under the auspices of former Judges Politan and Daniel Weinstein, all the parties to the litigation reached a revised global settlement. This settlement calls for the underwriters and the insurers for the issuers to pay a total of $586 million to settle all of the approximately 300 cases outstanding. HLTH is not obligated to provide any money to fund the settlement. As with the previous proposed settlement, although HLTH believes that the claims alleged in the lawsuits were primarily directed at the underwriters and, as they relate to HLTH, are without merit, HLTH believed that the settlement was beneficial to HLTH because it would reduce the time, expense and risks of further litigation, particularly since all the other eligible issuer and underwriter defendants elected to participate, HLTH’s insurance carriers strongly supported the settlement, and it required no payment by HLTH.

On June 10, 2009, the district court granted preliminary approval to the new proposed settlement. On October 5, 2009, the court approved the final settlement in this matter.

Roberta Feinstein v. WebMD Health Corporation, et al.

In June 2009, a purported class action was filed on behalf of stockholders of the Company in the Supreme Court of the State of New York, County of New York. Roberta Feinstein v. WebMD Health Corporation, et al., No. 650369/2009 (Sup. Ct. N.Y. Co.). The action named as defendants: the Company; certain directors of the Company; and HLTH. The action alleged, among other things, that the members of the Company’s Board of Directors breached their fiduciary duties of care, loyalty, good faith and candor in agreeing to the Merger and have attempted to unfairly deprive the Company’s stockholders of the true value of their investment in the Company, with the action containing additional allegations that HLTH aided and abetted the breaches of fiduciary duty of the Company’s directors. The lawsuit sought, among other things, to certify plaintiff as class representative, a declaration that the members of the Company’s Board of Directors have breached their fiduciary duties, and an award of attorneys’ and experts’ fees and expenses. The plaintiff has filed a stipulation of discontinuance, which concluded the matter.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Roger H. Kaye and Roger H. Kaye, MD PC v. WebMD, LLC, et al.

In December 2009, a lawsuit was filed by Dr. Roger H. Kaye (and Roger H. Kaye MD PC) individually, and as an alleged class action, under the Telephone Consumer Protection Act (the “TCPA”) and under a similar Connecticut statute, in the U.S. District Court, District of Connecticut against subsidiaries of the Company. The lawsuit claims that faxes allegedly sent during the period August 1, 2006 to the present by subsidiaries of the Company and by the The Little Blue Book business that the Company sold in September 2009 were sent in violation of the TCPA and the Connecticut statute. The lawsuit seeks damages in excess of $5,000. The Company has filed its answer denying that it has violated either the TCPA or the Connecticut statute. Discovery has recently begun in the action. The Company intends to vigorously defend this action.

Porex Corporation v. Kleanthis Dean Haldopoulos, Benjamin T. Hirokawa and Micropore Plastics, Inc.

On September 24, 2005, Porex Corporation (then a subsidiary of HLTH) filed a complaint in the Superior Court of Fulton County against two former employees of Porex, Dean Haldopoulos and Benjamin Hirokawa, and their corporation, Micropore Plastics, Inc. (“Micropore”), alleging misappropriation of Porex’s trade secrets and breaches of Haldopoulos’ and Hirokawa’s employment agreements, and seeking monetary and injunctive relief. The lawsuit was subsequently transferred to the Superior Court of DeKalb County, Georgia. On October 24, 2005, the defendants filed an Answer and Counterclaims against Porex. In the Answer and Counterclaims, the defendants allege that Porex breached non-disclosure and standstill agreements in connection with a proposed transaction between Porex and Micropore and engaged in fraud. The defendants also seek punitive damages and expenses of litigation. In connection with HLTH’s sale of Porex in October 2009 (described above in Note 3 above), HLTH agreed to indemnify Porex for any liability that may be incurred by Porex with respect to defendants’ counterclaim against Porex and for certain legal fees of Porex in connection with the case and the Company assumed that obligation in the Merger.

Investigations by United States Attorney for the District of South Carolina and the SEC

As previously disclosed, the United States Attorney for the District of South Carolina has been conducting an investigation of HLTH, which HLTH first learned about on September 3, 2003. Based on the information available to the Company, it believes that the investigation relates principally to issues of financial accounting improprieties relating to Medical Manager Corporation, a predecessor of HLTH (by its merger into HLTH in September 2000), and, more specifically, HLTH’s former Medical Manager Health Systems, Inc. subsidiary. Medical Manager Health Systems was a predecessor to Emdeon Practice Services, Inc. (“EPS”), a subsidiary that HLTH sold to Sage Software in September 2006 (the “EPS Sale”). HLTH and the Company have been fully cooperating and the Company intends to continue to cooperate fully with the U.S. Attorney’s Office. As previously reported, the Board of Directors of HLTH formed a special committee consisting solely of independent directors to oversee this matter with the sole authority to direct HLTH’s response to the allegations that have been raised and that special committee has been continued as a committee of the Board of Directors of the Company following the Merger. As previously disclosed, the Company understands that the SEC is also conducting a formal investigation into this matter. In connection with the EPS Sale, HLTH agreed to indemnify Sage Software with respect to this matter and the Company assumed that obligation in the Merger.

The United States Attorney for the District of South Carolina announced on January 10, 2005 that three former employees of Medical Manager Health Systems each had agreed to plead guilty to one count of mail fraud and that one such employee had agreed to plead guilty to one count of tax evasion for acts committed while they were employed by Medical Manager Health Systems. According to the Informations, Plea Agreements and Factual Summaries filed by the United States Attorney in, and available from, the District Court of the United States for the District of South Carolina — Beaufort Division, on January 7, 2005, the three former employees and other then unnamed co-schemers were engaged in schemes between 1997 and 2002 that included causing companies acquired by Medical Manager Health Systems to pay the former vice president in charge of acquisitions and co-schemers

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

kickbacks which were funded through increases in the purchase price paid by Medical Manager Health Systems to the acquired companies and that included fraudulent accounting practices to artificially inflate the quarterly revenues and earnings of Medical Manager Health Systems when it was an independent public company called Medical Manager Corporation from 1997 through 1999, when and after it was acquired by Synetic, Inc. in July 1999, and when and after it became a subsidiary of HLTH in September 2000. A fourth former officer of Medical Manager Health Systems pled guilty to similar activities later in 2005.

On December 15, 2005, the United States Attorney announced indictments of ten former officers and employees of Medical Manager Health Systems including Michael A. Singer, a former Chief Executive Officer of Medical Manager Health Systems and a former director of HLTH, who was last employed by HLTH as its Executive Vice President, Physician Software Strategies until February 2005, John H. Kang, a former President of Medical Manager Health Systems, who was employed until May 2001, and John P. Sessions, a former President and Chief Operating Officer of Medical Manager Health Systems, who was employed until September 2003. The indictment initially charged the defendants with conspiracy to commit mail, wire and securities fraud, a violation of Title 18, United States Code, Section 371 and conspiracy to commit money laundering, a violation of Title 18, United States Code, Section 1956(h) but the second count was dismissed earlier this year. The allegations set forth in the indictment describe activities that are substantially similar to those described above with respect to the January 2005 plea agreements. One of the defendants passed away in 2008 and was dismissed from the indictment. Four of the defendants have been dismissed from the case and two defendants were severed from the case and their cases was transferred to Tampa, Florida. In addition, Mr. Singer has entered into a Deferred Prosecution Agreement with the United States pursuant to which, if Mr. Singer complies with the conditions of such agreement, all charges against him in the indictment will be dismissed in July of this year. The trial of John Kang and John Sessions, former officers of Medical Manager Health Systems, began on January 19, 2010 and on March 1, 2010 both men were found guilty by the jury.

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

HLTH had (and the Company has assumed in the Merger) certain indemnity obligations to advance amounts for reasonable defense costs for the former officers and directors of EPS. For the years ended December 31, 2009, 2008 and 2007, the Company recorded pre-tax charges of $14,367, $29,078 and $73,347, respectively, related to its estimated liability with respect to these indemnity obligations. See Note 3 for a more detailed discussion regarding these charges.

Directors & Officers Liability Insurance Coverage Litigation

On July 23, 2007, HLTH commenced litigation (the “Coverage Litigation”) in the Court of Chancery of the State of Delaware in and for New Castle County against ten insurance companies in which the Company was seeking to compel the defendant companies (collectively, the “Defendants”) to honor their obligations under certain directors and officers liability insurance policies (the “Policies”). The Company succeeded to HLTH as plaintiff in this action as a result of the Merger. HLTH was seeking an order requiring the Defendants to advance and/or reimburse expenses that HLTH has incurred and expected to continue to incur for the advancement of the reasonable defense costs of initially ten, and now four, former officers and directors of the HLTH’s former EPS subsidiary who were indicted in connection with the Investigation described above in this Note 11 (the “Investigation”).

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to a stipulation among the parties, the Coverage Litigation was transferred on September 13, 2007 to the Superior Court of the State of Delaware in and for New Castle County. The Policies were issued to HLTH and to EPS, which is a co-plaintiff with the Company in the Coverage Litigation (collectively, the “Plaintiffs”). EPS was sold in September 2006 to Sage Software and has changed its name to Sage Software Healthcare, Inc. (“SSHI”). In connection with HLTH’s sale of EPS to Sage Software, HLTH retained certain obligations relating to the Investigation and agreed to indemnify Sage Software and SSHI with respect to certain expenses in connection with the Investigation and the Company assumed those obligations as a result of the Merger. HLTH retained (and the Company succeeded to as a result of the Merger) the right to assert claims and recover proceeds under the Policies on behalf of SSHI.

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

The carrier with the third level of coverage in the Synetic Policies filed a motion for summary judgment in the Coverage Litigation, which most of the carriers who have issued the Synetic Policies joined, which sought summary judgment that any liability to pay defense costs should be allocated among the three sets of policies available to the Company (including the policies with respect to which the Coverage Litigation relates and a third set of policies the issuers of which had not yet been named by the Company) such that the Synetic Policies would only be liable to pay about $23,000 of the $96,400 total coverage available under such policies. HLTH filed its opposition to the motion together with its motion for summary judgment against such carrier and several other carriers who have issued the Synetic Policies seeking to require such carriers to advance payment of the defense costs that the Company is obligated to pay while the Coverage Litigation is pending. On July 31, 2008, the Superior Court for the State of Delaware denied the motion filed by the carriers seeking allocation and granted HLTH’s motion for partial summary judgment to enforce the duty of such carriers to advance and reimburse these costs. Pursuant to the Court’s order, the issuers of the Synetic Policies have been reimbursing the Company for its costs as described above.

On September 9, 2008 and February 4, 2009, respectively, the eighth and ninth level carriers of the Synetic Policies notified HLTH that they believe that they were not bound by the Court’s July 31, 2008 order regarding the duty of the Synetic carriers to advance and reimburse defense costs. This resulted in HLTH making a motion to the Court on February 23, 2009 to require such eighth and ninth level carriers to advance and reimburse defense costs. HLTH later settled with the eighth level carrier. Under the terms of the settlement such carrier will pay, in full and final settlement, an agreed-upon percentage of the policy amount against each payment of defense costs made by the Company as such policy continues to be implicated. On April 15, 2009, the ninth level carrier made a cross-motion for summary judgment claiming that, in light of a policy endorsement applicable only to the ninth level carrier, because of the time period during which the conspiracy charged in the Second Superseding Indictment is alleged to have taken place, the Synetic Policy issued by such carrier does not cover HLTH’s indemnification obligations. HLTH believed that such carrier’s motion was without merit and responded to the motion. On July 15, 2009, the Court granted summary judgment in favor of the ninth level carrier and unless and until the Company successfully appeals such decision, the ninth level carrier is not liable to pay any portion of the $10,000 total coverage of its policy with respect to the Company’s indemnification obligations. As of December 31, 2009, $83,100 has been paid by insurance companies representing the EPS Policies and the Synetic Policies through a combination of payment under the terms of the Policies, payment under reservation of rights or through settlement. Of this amount, $61,700 represents the portion received through settlement.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 17, 2008, HLTH filed a Second Amended Complaint which added four new insurance companies as defendants in the Coverage Action. These carriers are the issuers of a third set of policies (the “Emdeon Policies”) that provide coverage with respect to HLTH’s indemnification obligations to the former officers and directors of HLTH’s former EPS subsidiary who were indicted in connection with the Investigation. All but one of the carriers who issued the Emdeon Policies moved for summary judgment asserting that exclusions in the Emdeon Policies preclude coverage for HLTH’s indemnification obligations and HLTH filed motions seeking to compel such carriers to advance defense costs that HLTH was obligated to indemnify. On August 31, 2009, the Court issued two opinions. In the first opinion, the Court granted summary judgment in favor of HLTH with respect to one of the exclusions asserted by the carriers who issued the Emdeon Policies. In the second opinion, the Court granted summary judgment in favor of the carriers with respect to the other exclusion asserted by such carriers. One of the carriers only joined in the first motion with respect to which HLTH prevailed, although the policy issued by such carrier also contains language with respect to which the other carriers prevailed. The Company has made a motion to compel such carrier to advance defense costs and also asking the Court to rule that the Company has satisfied the $10 million retention amount with respect to the Emdeon Policies and the Court has stayed a ruling on this motion pending the outcome of the appeals to the Supreme Court of Delaware discussed below. The implication of these opinions, when considered together, is that unless and until the Company successfully appeals the second opinion described above, the Company has (with the possible exception of the carrier who only joined in the motion regarding the first exclusion) effectively exhausted its insurance with respect to its obligation to indemnify the indicted individuals. The Company and the carriers who issued the Emdeon Policies (with the exception of the second level carrier with whom the Company has settled) have each appealed the trial Court’s August 31, 2009 rulings to the Supreme Court of Delaware and the Supreme Court has agreed to hear both appeals, which have been consolidated. The Supreme Court heard oral argument on both appeals on February 24, 2010.

The insurance carriers assert that the Company’s insurance policies provide that under certain circumstances, amounts advanced by the insurance companies in connection with the defense costs of the indicted individuals may have to be repaid by the Company, although the amounts that the Company has received in settlement from certain carriers is not subject to being repaid. The Company has obtained an undertaking from each indicted individual pursuant to which, under certain circumstances, such individual has agreed to repay defense costs advanced on such individual’s behalf.

In addition to the Coverage Litigation, on December 22, 2009, TIG Specialty Insurance Company (“TIG”), the second level issuer of the EPS Policies commenced an action against the Company (the “TIG Action”) to recover the $5,000 that TIG advanced to the Company in 2006. The Company has not yet answered the TIG Action but intends to vigorously defend its rights.

There can be no assurance that the Company will ultimately prevail in the Coverage Litigation or the TIG Action or that the Defendants in the Coverage Action will be required to provide funding on an interim basis pending the resolution of the Coverage Litigation. The Company intends to continue to satisfy its legal obligations to the indicted individuals with respect to advancement of amounts for their defense costs.

Other Legal Proceedings

In the normal course of business, the Company and its subsidiaries are involved in various other claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that their outcomes will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Leases

The Company leases its offices and other facilities under operating lease agreements that expire at various dates through 2018. Total rent expense for all operating leases was approximately $7,306, $6,981 and

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$8,870 in 2009, 2008 and 2007, respectively. Included in other long-term liabilities as of December 31, 2009 and 2008 were $7,400 and $8,402, respectively, related to lease incentives and the difference between rent expense and the rental amount payable for leases with fixed escalations.

Future minimum lease commitments under non-cancelable lease agreements at December 31, 2009 were as follows:

Years Ending December 31,

2010	$7,928
2011	6,964
2012	5,007
2013	4,564
2014	4,617
Thereafter	6,824

Total minimum lease payments	$35,904

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

Prior to the Merger on October 23, 2009, HLTH had various stock-based compensation plans (collectively, the “HLTH Plans”) under which directors, officers and other eligible employees received awards of options to purchase HLTH common stock and restricted shares of HLTH common stock. WebMD also had similar stock-based compensation plans (the “WebMD Plans”) that provide for the grant of stock options, restricted stock awards, and other awards based on WebMD common stock. In connection with the Merger, all outstanding stock options and restricted stock awards under the HLTH Plans were converted into outstanding stock options and restricted stock awards of WebMD based on the Merger exchange ratio of 0.4444. The following sections of this note present the historical activity of the HLTH Plans (on a converted basis after giving effect to the Merger exchange ratio of .4444) combined with the historical activity of the WebMD Plans, which are collectively referred to as (the “Plans”).

The 2005 Long-Term Incentive Plan, (as amended, the “2005 Plan”) is the only plan under which future grants can be made. The maximum number of shares of the Company’s common stock that may be subject to awards under the 2005 Plan was 15,600,000 as of December 31, 2009, subject to adjustment in accordance with the terms of the 2005 Plan. The Company had an aggregate of 3,085,579 shares of common stock available for future grants under the 2005 Plan at December 31, 2009.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

Generally, options under the Plans vest and become exercisable ratably over periods ranging from four to five years based on their individual grant dates, subject to continued employment on the applicable vesting dates, and generally expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of the Company’s common stock on the date of grant. The following table summarizes stock option activity for the Plans:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Shares	Per Share	(In Years)	Value(1)

Outstanding at January 1, 2007	33,665,565	$30.31
Granted	1,074,398	46.19
Exercised	(6,053,991)	22.49
Cancelled	(2,648,155)	46.23

Outstanding at December 31, 2007	26,037,817	31.39
Granted	7,382,934	23.86
Exercised	(1,339,415)	17.20
Cancelled	(2,029,466)	33.28

Outstanding at December 31, 2008	30,051,870	30.04
Granted	1,000,673	28.98
Exercised	(4,614,910)	23.29
Cancelled	(4,008,680)	39.67

Outstanding at December 31, 2009	22,428,953	$29.67	5.0	$250,814

Vested and exercisable at the end of the period	15,043,612	$31.52	3.1	$154,161

(1)	The aggregate intrinsic value is based on the market price of the Company’s common stock on December 31, 2009, which was $38.49, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on December 31, 2009.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information with respect to options outstanding and options exercisable at December 31, 2009:

	Outstanding			Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
		Exercise Price Per	Contractual Life		Exercise Price
Exercise Prices	Shares	Share	(In Years)	Shares	Per Share

$7.72-$17.50	2,785,637	$16.44	5.1	2,783,087	$16.44
$17.53-$21.29	2,713,873	20.00	6.3	1,776,324	19.70
$21.31-$23.54	255,414	22.60	7.6	71,353	22.32
$23.57-$23.61	4,647,700	23.61	8.9	23,225	23.61
$23.66-$27.15	2,406,075	26.38	5.0	2,175,572	26.45
$27.16-$30.38	2,585,168	28.73	1.8	2,410,052	28.72
$30.47-$34.88	742,019	32.33	7.4	263,669	32.56
$35.00-$36.15	2,337,882	36.10	0.9	2,288,819	36.12
$36.16-$48.81	2,613,864	41.29	3.7	2,065,296	41.41
$49.03-$154.15	1,341,321	71.39	1.9	1,186,215	74.01

	22,428,953	29.67	5.0	15,043,612	31.52

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model considering the weighted average assumptions noted in the following table. Expected volatility is based on implied volatility from traded options of the Company’s common stock combined with historical volatility of the Company’s common stock. The expected term represents the period of time that options are expected to be outstanding following their grant date, and was determined using historical exercise data. The risk-free rate is based on the U.S. Treasury yield curve for periods equal to the expected term of the options on the grant date.

	Years Ended December 31,
	2009	2008	2007

Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.38-0.55	0.37-0.57	0.31-0.44
Risk-free interest rate	1.45%	1.26%	4.28%
Expected term (years)	3.4	3.4	3.4
Weighted average fair value of options granted during the year	$11.01	$9.29	$16.67

Restricted Stock Awards

The Company’s Restricted Stock consists of shares of the Company’s common stock which have been awarded to employees with restrictions that cause them to be subject to substantial risk of forfeiture and restrict their sale or other transfer by the employee until they vest. Generally, the Company’s Restricted Stock awards vest ratably over periods ranging from three to five years from their individual award dates subject to

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continued employment on the applicable vesting dates. The following table summarizes the activity of the Company’s Restricted Stock:

	Years Ended December 31,
	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Balance at the beginning of the year	1,244,900	$23.99	858,910	$26.07	1,464,178	$24.10
Granted	411,875	33.63	826,039	22.66	71,700	47.02
Vested	(449,936)	23.50	(364,521)	23.90	(534,935)	22.64
Forfeited	(100,715)	26.87	(75,528)	33.52	(142,033)	29.22

Balance at the end of the year	1,106,124	27.51	1,244,900	23.99	858,910	26.07

Proceeds received from the exercise of options to purchase shares of the Company’s common stock were $42,898, $23,041 and $136,079 for the years ended December 31, 2009, 2008 and 2007, respectively. Additionally, in connection with the exercise of certain stock options and the vesting of restricted stock, the Company withheld shares of common stock with a value of $17,645, $1,822 and $3,923 during the years ended December 31, 2009, 2008 and 2007, respectively, in order to satisfy the statutory withholding tax requirements of the respective employees.

The intrinsic value related to stock options that were exercised, combined with the fair value of shares of restricted stock that vested, aggregated $63,571, $21,868 and $92,214 for the years ended December 31, 2009, 2008 and 2007, respectively.

Employee Stock Purchase Plan

As of and prior to April 30, 2008, the Company maintained an Employee Stock Purchase Plan (“ESPP”) which allowed eligible employees of the Company the opportunity to purchase shares of HLTH common stock through payroll deductions, up to 15% of a participant’s annual compensation with a maximum of 2,222 common shares per participant during each six-month purchase period. The purchase price of the stock was equal to 85% of the fair market value of the Company’s common stock on the last day of each purchase period. There were 21,831 and 31,019 shares of common stock issued to the Company’s employees under the ESPP during the years ended December 31, 2008 and 2007, respectively. The Company received cash proceeds of $464 and $898 related to these issuances, during the years ended December 31, 2008 and 2007, respectively. The ESPP was terminated effective April 30, 2008.

Other

At the time of the IPO and on the anniversary of the IPO until 2008, the Company issued shares of its common stock to each WebMD non-employee director with a value equal to their annual board and committee retainers. During 2009, the Company issued the shares on the date of the Merger, October 23, 2009. The Company recorded $327, $340, and $340 of stock-based compensation expense for the years ended December 31, 2009, 2008 and 2007, respectively, in connection with these issuances.

Additionally, the Company recorded $1,070 and $1,094 of stock-based compensation expense during 2008 and 2007, respectively, in connection with a stock transferability right for shares required were issued in connection with the acquisition of Subimo, LLC by the Company.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Years Ended December 31,
	2009	2008	2007

Stock options	$29,038	$17,578	$25,316
Restricted stock	10,625	7,184	9,999
ESPP	—	51	162
Other	442	1,419	1,455

Total stock-based compensation expense	$40,105	$26,232	$36,932

Included in:
Cost of operations	$6,723	$3,818	$5,027
Sales and marketing	8,069	3,591	4,868
General and administrative	24,620	17,223	22,441
Equity in earnings of EBS Master LLC	—	—	2,107

Consolidated income from continuing operations	39,412	24,632	34,443
Consolidated income from discontinued operations	693	1,600	2,489

Total stock-based compensation expense	$40,105	$26,232	$36,932

Stock-based compensation expense during the year ended December 31, 2009 includes $1,193 and $1,129 related to 2008 and 2007, respectively. As of December 31, 2009, approximately $63,500 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 3.1 years, related to the Plans.

Tax benefits attributable to stock-based compensation represented 39% and 38% of stock-based compensation expense during the years ended December 31, 2009 and 2008, respectively. No tax benefits were recognized during 2007 as the Company maintained a full valuation allowance on its federal and state deferred tax assets.

13.	Retirement Plans

The Company maintains various defined contribution retirement plans covering substantially all of its employees. Certain of these plans provide for matching and discretionary contributions. The Company has recorded expenses related to these plans of $2,854, $1,310 and $1,087 for 2009, 2008 and 2007, respectively.

14.	Equity

Common Stock

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying consolidated balance sheets.

Tender Offers

On December 10, 2009, the Company completed a tender offer (the “2009 Tender Offer”) and, as a result, repurchased 6,339,227 shares of common stock at a price of $37.00 per share. The total cost of the 2009 Tender Offer was $235,220, which includes $670 of costs directly attributable to the purchase. Approximately 184,000 of the shares that were tendered in the 2009 Tender Offer were not delivered to the

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company until January 2010, and therefore the amounts due to the respective shareholders of $6,818 were included in accrued expenses within the accompanying consolidated balance sheet as of December 31, 2009.

On November 25, 2008, the Company completed a tender offer (the “2008 Tender Offer”) and, as a result, repurchased 37,196,245 shares of common stock at a price of $19.80 per share. The total cost of the 2008 Tender Offer was $737,324, which includes $765 of costs directly attributable to the purchase.

Stock Repurchase Programs

In December 2006, the Company announced a stock repurchase program (“2006 Repurchase Program”). Under the 2006 Repurchase Program, the Company was authorized to use up to $100,000 to purchase shares of common stock from time to time beginning on December 19, 2006, subject to market conditions. During the year ended December 31, 2007, the Company repurchased 1,497,624 shares at a cost of approximately $47,123 under the 2006 Repurchase Program. No shares were repurchased through program during 2009 or 2008. As a result of the Merger, the 2006 Repurchase Program was terminated.

On December 4, 2008, the Company announced the authorization of a WebMD common stock repurchase program, at which time the Company was authorized to use up to $30,000 to purchase shares of its common stock, from time to time, in the open market, through block trades or in private transactions, depending on market conditions and other factors. During 2009 and 2008, no shares were repurchased under this program.

Warrants

At December 31, 2009, the Company had warrants outstanding to purchase 3,419 common shares at an exercise price of $67.51 per share. These warrants expired in January 2010.

During 2008, the Company repurchased a warrant for $700, which was exercisable into 1,070,519 common shares at an exercise price of $20.81 per share. Other activity during the years ended December 2009, 2008 and 2007 related to outstanding warrants was not material.

Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income includes:

	December 31,
	2009	2008	2007

Foreign currency translation gains	$—	$8,091	$12,269
Unrealized (losses) earnings on securities, net	(37,425)	(8,678)	910
Comprehensive loss EBSCo.	—	—	(7,326)

Total accumulated other comprehensive (loss) income	$(37,425)	$(587)	$5,853

Included in comprehensive loss of EBSCo as of December 31, 2007, is the Company’s share of unrealized loss on the fair value of EBSCo’s interest rate swap agreements. This amount was relieved when EBSCo was sold on February 8, 2008. See Note 4 for additional information.

Deferred taxes are not included within accumulated other comprehensive (loss) income because a valuation allowance was maintained on these net deferred tax assets.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) were as follows:

	December 31,
	2009	2008

Deferred tax assets:
Federal net operating loss carryforwards	$162,520	$230,001
State net operating loss carryforwards	45,588	55,633
Federal tax credits	44,943	36,678
Accrued expenses	33,344	50,395
Stock-based compensation	30,497	22,457
Intangible assets	10,457	11,279
Auction rate securities	28,470	26,695
Fixed assets	5,293	2,799
Other	4,921	1,001

Total deferred tax assets	366,033	436,938
Valuation allowance	(234,735)	(317,235)

Net deferred tax assets	131,298	119,703

Deferred tax liabilities:
Convertible notes	(76,167)	(82,826)
Goodwill and indefinite-lived intangible asset	(15,978)	(12,420)
Other	(1,319)	(284)

Total deferred tax liabilities	(93,464)	(95,530)

Net deferred tax assets	$37,834	$24,173

	December 31,
	2009	2008

Current deferred tax (liabilities) assets, net:
Current deferred tax assets, net of deferred tax liabilities	$55,752	$94,467
Valuation allowance	(68,707)	(68,371)

Current deferred tax (liabilities) assets, net	(12,955)	26,096

Non-current deferred tax assets (liabilities), net:
Non-current deferred tax assets, net of deferred tax liabilities	216,817	246,941
Valuation allowance	(166,028)	(248,864)

Non-current deferred tax assets (liabilities), net	50,789	(1,923)

Net deferred tax assets	$37,834	$24,173

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax (benefit) provision was as follows:

	Years Ended December 31,
	2009	2008	2007

Current:
Federal	$(5,695)	$6,602	$(366)
State	2,282	12,379	(2,215)
Foreign	65	590	(2)

Current income tax (benefit) provision	(3,348)	19,571	(2,583)

Deferred:
Federal	(31,662)	2,218	(13,276)
State	(10,481)	701	278

Deferred income tax (benefit) provision	(42,143)	2,919	(12,998)
Reversal of valuation allowance applied to goodwill	—	2,707	2,610
Reversal of valuation allowance applied to additional paid-in capital	—	1,441	3,918

Total income tax (benefit) provision	$(45,491)	$26,638	$(9,053)

The reconciliation between the federal statutory rate and the effective income tax rate is as follows:

	Years Ended December 31,
	2009	2008	2007

United States federal statutory rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	1.4	1.7	18.3
Gain on 2006 EBS Sale	—	—	(17.9)
Valuation allowance	(259.5)	(38.6)	(120.5)
Non-deductible officer compensation	5.7	0.1	6.5
Reversal of valuation allowance applied to goodwill	—	—	8.1
Reversal of valuation allowance applied to additional paid-in capital	—	—	12.2
Losses benefited to discontinued operations	59.5	6.5	25.5
Effect of the Merger on state net operating loss carryforwards	(17.6)	—	—
Other	1.8	0.7	4.7

Effective income tax rate	(173.7)%	5.4%	(28.1)%

Until 2007, a full valuation allowance had been provided against all domestic net deferred tax assets, except for a deferred tax liability originating from the Company’s business combinations that resulted in tax-deductible goodwill which is indefinite as to when such liability will reverse, as well as a deferred tax liability established in purchase accounting that is not expected to reverse prior to the expiration of net operating losses. During 2009 and 2007, after consideration of the relevant positive and negative evidence, the Company reversed $68,922 and $24,652 of its valuation allowance, respectively, of which $54,200 and $16,327, respectively, reversed through the tax provision and the remainder primarily reversed through discontinued operations. During 2008, the Company reversed approximately $224,682 of its valuation allowance as a result of the gains the Company recorded in connection with the 2008 EBSCo Sale and the ViPS Sale, of which $186,196 reversed through the tax provision and the remainder primarily reversed through discontinued operations. The valuation allowance for deferred tax assets decreased by $82,500 and $168,962 in 2009 and 2008, respectively.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2009, the Company had net operating loss carryforwards for federal income tax purposes of approximately $650 million, which expire in 2011 through 2027, and federal tax credits of approximately $53,656, which excludes the impact of any unrecognized tax benefits, of which approximately $30,818 expire in 2017 through 2027 and approximately $22,838 can be carried forward indefinitely. Approximately $430,281 of these net operating loss carryforwards were recorded through additional paid-in capital. Therefore, if in the future the Company believes that it is more likely than not that these tax benefits will be realized, this portion of the valuation allowance will be reversed against additional paid-in capital.

The Company uses the “with-and-without” approach in determining the order in which tax attributes are utilized. Using the “with-and-without” approach, the Company will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other net operating loss carryforwards currently available to the Company have been utilized, but prior to the utilization of other tax attributes.

The Company has excess tax benefits related to share-based payments of $185,898 that are not recorded as a deferred tax asset as the amounts would not have resulted in a reduction in current taxes payable if all other net operating loss carryforwards currently available to the Company were utilized. The benefit of these deductions is recorded to additional paid-in capital at the time the tax deduction results in a reduction of current taxes payable.

The 2008 Tender Offer discussed in Note 14 above resulted in a cumulative change of more than 50% of the ownership of the Company’s capital, as determined under rules prescribed by the U.S. Internal Revenue Code and applicable Treasury regulations. As a result of the ownership change, there is an annual limitation imposed on the Company’s net operating loss carryforwards and federal tax credits.

As of December 31, 2009 and 2008, the Company had unrecognized income tax benefits of $14,199 and $11,478, respectively, which if recognized, would result in $2,288 and $5,926, respectively, being reflected as a component of the income tax provision. Included in the unrecognized income tax benefits as of December 31, 2009 and 2008 are accrued interest and penalties of $880 and $902, respectively. If recognized, these benefits would be reflected as a component of the income tax (benefit) provision. The following table summarizes the activity of unrecognized tax benefits, excluding accrued interest and penalties, for the years ended December 31, 2009 and 2008:

	Years Ended December 31,
	2009	2008

Balance at the beginning of the year	$10,576	$10,910
Increases related to prior year tax positions	3,161	—
Increases related to current year tax positions	4,254	734
Decreases related to prior year tax positions	(3,781)	—
Decreases related to current year tax positions	(727)	—
Expiration of the statute of limitations for the assessment of taxes	(164)	(1,068)

Balance at the end of the year	$13,319	$10,576

Although the Company files U.S. federal and various state and other tax returns, the major taxing jurisdiction is the U.S. The Company is currently under audit in a number of state and local taxing jurisdictions and will have statutes of limitations with respect to certain tax returns expiring within the next twelve months. As a result, it is reasonably possible that there may be a reduction in the unrecognized income tax benefits, prior to any annual increase, in the range of $500 to $600 within the next twelve months. With the exception of adjusting net operating loss carryforwards that may be utilized, the Company is no longer

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to federal income tax examinations for tax years before 2006 and for state and local income tax examinations for years before 2004.

16.	Fair Value of Financial Instruments and Non-Recourse Credit Facilities

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

The Company did not have any Level 2 assets as of December 31, 2009 and 2008. The following table sets forth the Company’s Level 1 and Level 3 financial assets that were measured and recorded at fair value on a recurring basis as or December 31, 2009 and 2008:

		December 31, 2009				December 31, 2008
				Gross				Gross
	Fair Value	Amortized		Unrealized		Amortized		Unrealized
	Estimate Using:	Cost Basis	Fair Value	Gains (Losses)		Cost Basis	Fair Value	Gains (Losses)

Cash and cash equivalents	Level 1	$459,766	$459,766	$—		$629,848	$629,848	$—
Equity securities	Level 1	1,470	4,851	3,381		1,470	1,497	27
Auction rate securities(1)	Level 3	320,507	279,701	(40,806	)(2)	295,959	286,552	(9,407)
Senior secured notes(3)	Level 3	63,826	63,826	—		—	—	—

(1)	The face (par) value of the auction rate securities was $352,700 and $355,000 as of December 31, 2009 and 2008, respectively.

(2)	Amounts reflect cumulative effect of adoption of new authoritative guidance as discussed below.

(3)	The face value of the senior secured notes was $67,500 as of December 31, 2009.

The following table reconciles the beginning and ending balances of the Company’s Level 3 assets, which consist of the auction rate securities and the senior secured notes:

	Years Ended December 31,
	2009		2008
	Auction	Senior	Auction
	Rate Securities	Secured Notes	Rate Securities

Fair value as of the beginning of the period	$286,552	$—	$—
Transfers to Level 3	—	63,598	363,700
Redemptions	(2,300)	—	(8,700)
Impairment charge included in earnings	—	—	(60,108)
Interest income accretion included in earnings	—	228	1,067
Unrealized loss included in other comprehensive loss	(4,551)	—	(9,407)

Fair value as of the end of the period	$279,701	$63,826	$286,552

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company holds investments in auction rate securities (“ARS”) which have been classified as Level 3 assets as described above. The types of ARS holdings the Company owns are backed by student loans, 97% guaranteed under the Federal Family Education Loan Program (FFELP), and had credit ratings of AAA or Aaa when purchased. Historically, the fair value of the Company’s ARS holdings approximated par value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, all auctions involving these securities have failed. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. As a secondary market has yet to develop, these investments have been classified as long-term investments as their contractual maturity dates are generally in excess of 20 years. Additionally, during 2009 approximately one-half of the auction rate securities the Company holds were either downgraded below AAA or placed on “watch” status by one or more of the major credit rating agencies. As of March 31, 2008, the Company concluded that the estimated fair value of its ARS no longer approximated the face value. The Company concluded the fair value of its ARS holdings was $302,842 compared to a face value of $362,950. The impairment in value, of $60,108, was considered to be other-than-temporary, and accordingly, was recorded as an impairment charge within the statement of operations during the three months ended March 31, 2008.

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

Since the Company has no current intent to sell the auction rate securities that it holds, and it is not more likely than not that the Company will be required to sell the securities prior to recovery, the Company estimated the present value of the cash flows expected to be collected related to the auction rate securities it holds. The difference between the present value of the estimated cash flows expected to be collected and the amortized cost basis as of April 1, 2009, the date this new guidance was adopted, was $24,697, which is net of the effect of noncontrolling interest of $2,151. This represents the cumulative effect of initially adopting this new guidance and it has been reflected as an increase to accumulated other comprehensive loss and an increase to retained earnings in the accompanying balance sheet effective as of April 1, 2009.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s other Level 3 asset as of December 31, 2009, included $67,500 in senior secured notes (“Senior Secured Notes”) that the Company received in connection with its sale of Porex on October 19, 2009. The Senior Secured Notes are secured by certain assets of the acquirer of Porex. The Senior Secured Notes accrue interest at a rate of 8.75% per annum, payable quarterly. The Senior Secured Notes were issued in four series: the Senior Secured Notes of the first, second and third series have an aggregate principal amount of $10,000 each and mature on the first, second and third anniversaries of the closing, respectively; and the Senior Secured Notes of the fourth series have an aggregate principal amount of $37,500 and mature on the fourth anniversary of the closing. The Company estimated that the fair value of the Senior Secured Notes was $63,826 as of December 31, 2009, of which $9,932 and $53,894 were classified as current investments and long-term investments, respectively, within the accompanying consolidated balance sheet. The Company estimated the fair value of the Senior Secured Notes using an income approach valuation technique. Using this approach, the expected future cash flows were discounted to a single present value using a market required rate of return. The market required rate of return used to discount the future cash flows considered the estimated credit quality of the issuer and the liquidity of the securities.

The Company also holds an investment in a privately held company which is carried at cost, and not subject to fair value measurements. However, if events or circumstances indicate that its carrying amount may not be recoverable, it would be reviewed for impairment. The amount of this investment is $6,471 and it is included in other assets on the accompanying balance sheets.

For disclosure purposes, the Company is required to measure the outstanding value of its debt on a recurring basis. The following table presents the carrying value and estimated fair value of the Company’s convertible notes that are carried at historical cost:

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
1.75% Notes(a)	$264,583	$296,002	$350,000	$305,200
3 1/8% Notes(a)	227,659	284,716	264,018	243,750

(a)	Fair value estimate incorporates bid price quotes.

Non-Recourse Credit Facilities

On May 6, 2008, the Company entered into two substantially similar non-recourse credit facilities (the “2008 Credit Facilities”) with an affiliate of Citigroup, secured by its ARS holdings (including, in some circumstances, interest payable on the ARS holdings), that would allow the Company to borrow up to 75% of the face amount of the ARS holdings pledged as collateral under the 2008 Credit Facilities. No borrowings were made under the 2008 Credit Facilities.

On April 28, 2009, the Company entered into amended and restated credit facilities with an affiliate of Citigroup (the “2009 Credit Facilities”), replacing the 2008 Credit Facilities. As of the date of this Annual Report, no borrowings have been made under the 2009 Credit Facilities. The 2009 Credit Facilities are

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

secured by the Company’s ARS holdings (including, in some circumstances, interest payable on the ARS holdings). The Company can make borrowings under the 2009 Credit Facilities until April 27, 2010. Any borrowings outstanding under these 2009 Credit Facilities after February 26, 2010 become demand loans, subject to 60 days notice, with recourse only to the pledged collateral. Loan proceeds may be used for general working capital purposes or other lawful business purposes of the Company (including repurchases of its own securities), but not for purposes of buying, trading or carrying other securities. The interest rate applicable to borrowings under the 2009 Credit Facilities will be the Open Federal Funds Rate plus 3.95%. The maximum that can be borrowed under the 2009 Credit Facilities is 75% of the face amount of the pledged ARS holdings. As of December 31, 2009, the maximum the Company would be able to borrow under these credit facilities would be $264,525. Removals of ARS from the pledged collateral (including upon their redemption or sale) will reduce the amount available for borrowing under the 2009 Credit Facilities.

The 2009 Credit Facilities are governed by amended and restated loan agreements, which contain customary representations and warranties of the Company and certain affirmative covenants and negative covenants relating to the pledged collateral. Under the loan agreements, the Company and the lender may, in certain circumstances, cause the pledged collateral to be sold, with the proceeds of any such sale required to be applied in full immediately to repayment of amounts borrowed.

17.	Other (Expense) Income, Net

Other (expense) income, net consists of the following items:

	Years Ended December 31,
	2009	2008	2007

Transition service fees(a)	$47	$335	$5,833
Reduction of tax contingencies(b)	915	1,749	1,497
Legal expense(c)	(2,331)	(1,092)	(1,397)
Gain on 2006 EBS Sale(d)	—	—	399

Other (expense) income, net	$(1,369)	$992	$6,332

(a)	Represents the net fees received from ViPS, Sage Software and EBSCo in relation to their respective transition services agreements.

(b)	Represents the reduction of certain sales and use tax contingencies resulting from the expiration of various statutes.

(c)	Represents the costs and expenses incurred by the Company related to the investigation by the United States Attorney for the District of South Carolina and the SEC and the related Coverage Litigation.

(d)	Represents the finalization of the working capital adjustment related to the 2006 EBS Sale.

18.	Related Party Transactions

In 2004, the Company entered into an agreement with Fidelity Employer Services Company LLC (“FESCO”) to integrate WebMD’s private portals product into the services FESCO provides to its clients. FESCO provides human resources administration and benefit administration services to employers. The agreement with FESCO terminated in August, 2009 but the relationship has continued under the transition provisions while the parties negotiate a new agreement for FESCO to continue to distribute the Company’s services. The Company recorded revenue of $8,072, $9,399, and $10,362 in 2009, 2008 and 2007, respectively, and $2,250 and $2,070 was included in accounts receivable as of December 31, 2009 and 2008, respectively, related to the FESCO agreement. FESCO is an affiliate of FMR LLC, which reported beneficial ownership of shares that represent approximately 15.6% of the Company’s common stock as of December 31, 2009. Affiliates of FMR LLC also provide services to the Company in connection with certain of the Company’s 401(k) plans.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Supplemental Disclosures of Cash Flow Information

Supplemental information related to the consolidated statements of cash flows is summarized below:

	Years Ended December 31,
	2009	2008	2007

Supplemental Disclosure of Cash Flow Information:
Interest paid	$13,891	$15,502	$15,764

Taxes (received) paid, net(a)	$(3,687)	$26,714	$27,375

Supplemental Schedule of Non-Cash Investing and Financing
activities:
Conversion of convertible redeemable exchangeable
preferred stock to common stock	$—	$—	$100,000

Accretion of convertible redeemable exchangeable
preferred stock	$—	$—	$117

(a)	As the Company generally files its tax returns on a consolidated basis, taxes paid, net of refunds, includes all taxes paid by the Company, including those of the Company’s discontinued operations.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Quarterly Financial Data (Unaudited)

The following table summarizes the quarterly financial data for 2009 and 2008. The per common share calculations for each of the quarters are based on the weighted average number of common shares for each period; therefore, the sum of the quarters may not necessarily be equal to the full year per common share amount.

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$90,264	$98,631	$111,568	$138,073
Cost of operations	36,565	39,229	41,965	47,994
Sales and marketing	27,561	26,797	26,265	31,478
General and administrative	21,848	22,003	21,967	23,802
Depreciation and amortization	7,103	6,956	7,134	6,992
Interest expense, net	(4,274)	(3,823)	(3,701)	(2,568)
Severance and other transaction expenses	—	—	—	11,066
Gain on repurchases of convertible notes	6,647	3,473	—	—
Other expense, net	(269)	(552)	(123)	(425)

(Loss) income from continuing operations before income tax (benefit) provision	(709)	2,744	10,413	13,748
Income tax (benefit) provision	(1,217)	750	5,389	(50,413)

Consolidated income from continuing operations	508	1,994	5,024	64,161
Consolidated income (loss) from discontinued operations, net of tax	517	(13,284)	27,462	34,659

Consolidated net income (loss) inclusive of noncontrolling interest	1,025	(11,290)	32,486	98,820
Income attributable to noncontrolling interest	(610)	(387)	(2,184)	(524)

Net income (loss) attributable to Company stockholders	$415	$(11,677)	$30,302	$98,296

Amounts attributable to Company stockholders:
(Loss) income from continuing operations	$(194)	$703	$2,872	$63,637
Income (loss) from discontinued operations	609	(12,380)	27,430	34,659

Net income (loss) attributable to Company stockholders	$415	$(11,677)	$30,302	$98,296

Basic income (loss) per common share:
(Loss) income from continuing operations	$(0.00)	$0.02	$0.06	$1.19
Income (loss) from discontinued operations	0.01	(0.28)	0.59	0.65

Net income (loss) attributable to Company stockholders	$0.01	$(0.26)	$0.65	$1.84

Diluted income (loss) per common share:
(Loss) income from continuing operations	$(0.00)	$0.01	$0.05	$0.92
Income (loss) from discontinued operations	0.01	(0.26)	0.56	0.47

Net income (loss) attributable to Company stockholders	$0.01	$(0.25)	$0.61	$1.39

Net Income Attributable to Company Stockholders Per Common Share:
Numerator:
(Loss) income from continuing operations — Basic(1)	$(194)	$703	$2,841	$62,751
Interest expense on 1.75% convertible notes, net of tax	—	—	—	876
Interest expense on 3 1/8% convertible notes, net of tax	—	—	—	2,472
Effect of dilutive securities of subsidiary	—	(76)	(188)	(57)

(Loss) income from continuing operations — Diluted	$(194)	$627	$2,653	$66,042

Income (loss) from discontinued operations, net of tax — Basic and Diluted(1)	$602	$(12,380)	$27,137	$34,176

Denominator:
Weighted-average shares — Basic	45,217	45,599	46,096	52,688
Employee stock options, restricted stock and warrants	—	1,134	2,513	4,470
1.75% Convertible notes	—	—	—	7,640
3 1/8% Convertible notes	—	—	—	7,147

Adjusted weighted-average shares after assumed
conversions — Diluted	45,217	46,733	48,609	71,945

(1)	Adjusted for the effect of participating non-vested restricted stock if dilutive to income per common share.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$80,650	$85,964	$96,777	$110,071
Cost of operations	30,927	31,968	34,225	38,018
Sales and marketing	25,149	24,898	26,021	30,012
General and administrative	20,849	22,778	22,493	21,933
Depreciation and amortization	6,775	7,214	7,188	7,233
Interest income (expense), net	5,411	1,477	2,750	(766)
Severance and other transaction expenses	4,259	765	1,135	782
Gain on sale of EBS Master LLC	538,024	—	—	—
Restructuring	—	—	—	7,416
Impairment of auction rate securities	60,108	—	—	—
Other income, net	115	99	138	640

Income (loss) from continuing operations before income tax provision (benefit)	476,133	(83)	8,603	4,551
Income tax provision (benefit)	25,602	569	3,493	(3,026)
Equity in earnings of EBS Master LLC	4,007	—	—	—

Consolidated income (loss) from continuing operations	454,538	(652)	5,110	7,577
Consolidated income (loss) from discontinued operations, net of tax	3,057	(3,063)	92,647	2,041

Consolidated net income (loss) inclusive of noncontrolling interest	457,595	(3,715)	97,757	9,618
Income (loss) attributable to noncontrolling interest	3,845	(1,071)	(1,845)	(1,961)

Net income (loss) attributable to Company stockholders	$461,440	$(4,786)	$95,912	$7,657

Amounts attributable to Company stockholders:
Income (loss) from continuing operations	$458,322	$(1,611)	$3,403	$5,611
Income (loss) from discontinued operations	3,118	(3,175)	92,509	2,046

Net income (loss) attributable to Company stockholders	$461,440	$(4,786)	$95,912	$7,657

Basic income (loss) per common share:
Income (loss) from continuing operations	$5.66	$(0.02)	$0.04	$0.08
Income (loss) from discontinued operations	0.04	(0.04)	1.13	0.03

Net income (loss) attributable to Company stockholders	$5.70	$(0.06)	$1.17	$0.11

Diluted income (loss) per common share:
Income (loss) from continuing operations	$4.56	$(0.02)	$0.04	$0.08
Income (loss) from discontinued operations	0.03	(0.04)	1.11	0.03

Net income (loss) attributable to Company stockholders	$4.59	$(0.06)	$1.15	$0.11

Net Income Attributable to Company Stockholders Per Common Share:
Numerator:
Income (loss) from continuing operations — Basic	$458,322	$(1,611)	$3,403	$5,611
Interest expense on 1.75% convertible notes, net of tax	1,146	—	—	—
Interest expense on 3 1/8% convertible notes, net of tax	2,775	—	—	—
Effect of dilutive securities of subsidiary	—	(110)	(188)	(288)

Income (loss) from continuing operations — Diluted	$462,243	$(1,721)	$3,215	$5,323

Income (loss) from discontinued operations, net of tax — Basic and Diluted	$3,118	$(3,175)	$92,509	$2,046

Denominator:
Weighted-average shares — Basic	80,959	81,157	81,644	67,193
Employee stock options, restricted stock and warrants	1,763	1,609	1,693	592
1.75% Convertible notes	10,107	—	—	—
3 1/8% Convertible notes	8,565	—	—	—

Adjusted weighted-average shares after assumed
conversions — Diluted	101,394	82,766	83,337	67,785

Schedule II. Valuation and Qualifying Accounts

	Years Ended December 31, 2009, 2008 and 2007
	Balance at	Charged to
	Beginning	Costs and					Balance at
	of Year	Expenses	Acquired	Write-offs	Other		End of Year
	(in thousands)

December 31, 2009
Allowance for Doubtful Accounts	$1,301	$1,486	$—	$(1,276)	$—		1,511
Valuation Allowance for Deferred Tax Assets	317,235	(67,781)	131	—	(14,850	)(a)	234,735
December 31, 2008
Allowance for Doubtful Accounts	1,165	668	—	(532)	—		1,301
Valuation Allowance for Deferred Tax Assets	486,197	(194,057)	24,775	—	320		317,235
December 31, 2007
Allowance for Doubtful Accounts	956	1,074	—	(865)	—		1,165
Valuation Allowance for Deferred Tax Assets	533,724	(40,176)	1,449	—	(8,800	)(b)	486,197

(a)	Primarily represents the valuation allowance released as a result of the effect of the Merger on state net operating loss carryforwards.

(b)	Primarily represents the valuation allowance released as a result of (i) the adoption of new authoritative guidance relating to uncertain tax positions and (ii) stock option and warrant exercises, partially offset by the valuation allowance established relating to the Company’s share of unrealized loss on the fair value of EBSCo’s interest rate swap agreements.

S-1

INDEX TO EXHIBITS

Exhibit No.		Description

2	.1*	Stock Purchase Agreement, dated as of August 8, 2006, between HLTH Corporation (“HLTH”) and Sage Software, Inc. (incorporated by reference to Exhibit 2.1 to HLTH’s Current Report on Form 8-K filed on August 11, 2006)
2	.2*	Amended and Restated Agreement and Plan of Merger, dated as of November 15, 2006, among Emdeon Corporation, EBS Holdco, Inc., EBS Master LLC, Emdeon Business Services LLC, Medifax-EDI Holding Company, EBS Acquisition LLC, GA EBS Merger LLC and EBS Merger Co. (incorporated by reference to Exhibit 2.1 to HLTH’s Current Report on Form 8-K filed on November 21, 2006)
2	.3*	Securities Purchase Agreement, dated as of February 8, 2008, among HLTH, EBS Master LLC, the voting members of EBS Master LLC and the purchasers listed therein (incorporated by reference to Exhibit 2.1 to HLTH’s Current Report on Form 8-K filed on February 13, 2008)
2	.4*	Agreement and Plan of Merger, dated as of June 17, 2009, between HLTH Corporation and WebMD Health Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on June 18, 2009, as amended on June 22, 2009)
2	.5*	Stock Purchase Agreement, dated as of September 17, 2009, among SNTC Holding, Inc., Aurora Equity Partners III L.P. and Aurora Overseas Equity Partners III, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by HLTH on September 22, 2009)
2	.6*	Unit Purchase Agreement, dated as of November 2, 2006, by and among the Registrant, Subimo, LLC and the Sellers referred to therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on November 8, 2006) (the “Subimo Purchase Agreement”)
2.7		Amendment, dated December 3, 2008, to the Subimo Purchase Agreement (incorporated by reference to Exhibit 2.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”))
2	.8*	Stock Purchase Agreement, dated as of June 3, 2008, between SNTC Holding, Inc. and General Dynamics Information Technology, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 1, filed on June 10, 2008, to the Current Report on Form 8-K filed by HLTH on June 4, 2008)
2	.9*	Termination and Mutual Release Agreement, dated as of November 18, 2008, among the Registrant, Marketing Technology Solutions Inc., Jay Goldberg and Russell Planitzer (incorporated by reference to Exhibit 2.8 to the 2008 Form 10-K)
3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))
3.2		Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))
4.1		Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 in Amendment No. 1, filed on August 11, 2009, to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-160530))
4.2		Indenture, dated as of June 25, 2003, between HLTH and The Bank of New York (incorporated by reference to Exhibit 4.1 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
4.3		Form of 1.75% Convertible Subordinated Note Due 2023 (included in Exhibit 4.2)
4.4		First Supplemental Indenture, dated as of October 23, 2009, between the Registrant and The Bank of New York Mellon, as Trustee, to the Indenture for the 1.75% Convertible Notes due 2025 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated October 26, 2009)
4.5		Indenture, dated as of August 30, 2005, between HLTH and The Bank of New York (incorporated by reference to Exhibit 4.1 to Amendment, filed November 9, 2005 to HLTH’s Current Report on Form 8-K filed on August 30, 2005)

Exhibit No.		Description

4.6		Form of 3 1/8% Convertible Note Due 2025 (included in Exhibit 4.5)
4.7		First Supplemental Indenture, dated as of October 23, 2009, between the Registrant and The Bank of New York Mellon, as Trustee, to the Indenture for the 3 1/8% Convertible Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 26, 2009)
10.1		Form of Indemnification Agreement between HLTH and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.2		Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (No. 333-124832) (which we refer to as the “IPO Registration Statement”))
10	.3**	WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (incorporated by reference to Exhibit 10.2 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2006)
10.4		Healtheon/WebMD Media Services Agreement dated January 26, 2000 among HLTH, Eastrise Profits Limited and Fox Entertainment Group, Inc. (incorporated by reference to Exhibit 10.5 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000) , as amended by Amendment dated February 15, 2001 (incorporated by reference to Exhibit 10.2 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
10	.5**	Employment Agreement, dated as of November 9, 2006, between HLTH and Mark Funston (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed on November 15, 2006)
10	.6**	Amended and Restated Employment Agreement, dated as of August 3, 2005 between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed on August 5, 2005)
10	.7**	Letter Agreement, dated as of February 1, 2006 between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.3 to HLTH’s Current Report on Form 8-K filed on February 2, 2006)
10	.8**	Employment Agreement, dated September 23, 2004, between HLTH and Kevin Cameron (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed September 28, 2004)
10	.9**	Letter Agreement, dated as of February 1, 2006 between HLTH and Kevin M. Cameron (incorporated by reference to Exhibit 10.2 to HLTH’s Current Report on Form 8-K filed on February 2, 2006)
10	.10**	Amended and Restated Stock Option Agreement dated August 21, 2000 between HLTH (as successor to Medical Manager Corporation) and Martin J. Wygod (incorporated by reference to Exhibit 10.21 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Amendment No. 1 on Form 10-K/A)
10	.11**	Letter Agreement, dated as of April 27, 2005, between HLTH. and Wayne T. Gattinella (incorporated by reference to Exhibit 99.1 to HLTH’s Current Report on Form 8-K filed on May 3, 2005)
10	.12**	Employment Agreement, dated as of April 28, 2005, between WebMD, Inc. and Wayne T. Gattinella (incorporated by reference to Exhibit 99.1 to HLTH’s Current Report on Form 8-K filed on May 3, 2005)
10	.13**	Form of Amended and Restated Stock Option Agreement dated August 21, 2000, between HLTH and Anthony Vuolo (incorporated by reference to Exhibit 10.54 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10	.14**	Form of Amendment to HLTH’s Equity Compensation Plans and Stock Option Agreements (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by HLTH on November 9, 2006)

Exhibit No.		Description

10	.15**	2001 Employee Non-Qualified Stock Option Plan of HLTH, as amended (incorporated by reference to Exhibit 10.46 to HLTH’s Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10	.16**	2002 Restricted Stock Plan of HLTH and Form of Award Agreement (incorporated by reference to Exhibit 10.21 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.17**	Amended and Restated 1996 Stock Plan of HLTH (incorporated by reference to Exhibit 10.8 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)
10	.18**	Amended and Restated 1998 Employee Stock Purchase Plan of HLTH (incorporated by reference to Exhibit 99.27 to HLTH’s Registration Statement on Form S-8 (No. 333-47250) filed October 4, 2000)
10	.19**	Amended and Restated 2000 Long-Term Incentive Plan of HLTH (incorporated by reference to Annex E to HLTH’s Proxy Statement for its 2006 Annual Meeting filed on August 14, 2006)
10	.20**	WebMD, Inc. Amended and Restated 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to HLTH’s Registration Statement on Form S-8 (No. 33-90795) filed November 12, 1999)
10	.21**	Envoy Stock Plan (incorporated by reference to Exhibit 99.1 to HLTH’s Registration Statement on Form S-8 (No. 333-42616) filed July 31, 2000)
10	.22**	Amended and Restated 1989 Class A Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 10.1 to Synetic, Inc.’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)
10	.23**	Amended and Restated 1989 Class B Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 10.2 to Synetic, Inc.’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)
10	.24**	1991 Director Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-46640) filed March 24, 1992)
10	.25**	Amended and Restated 1991 Special Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.3 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10	.26**	Medical Manager Corporation’s 1996 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Medical Manager Corporation’s (Commission File No. 0-29090) Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)
10	.27**	Medical Manager Corporation’s 1996 Amended and Restated Non-Employee Director’s Stock Plan (incorporated by reference to Exhibit 10.2 to Medical Manager Corporation’s (Commission File No. 0-29090) Annual Report on Form 10-K for the fiscal year ended December 31, 1997)
10	.28**	1996 Class C Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.1 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10	.29**	1997 Class D Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10	.30**	1998 Class E Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.1 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-72517) filed February 17, 1999)
10	.31**	The 1999 Medical Manager Corporation Stock Option Plan for Employees of Medical Manager Systems, Inc. (incorporated by reference to Exhibit 10.28 to Medical Manager Corporation’s Annual Report on Form 10-K for the year ended June 30, 1999)
10	.32**	1998 Porex Technologies Corp. Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-72517) filed February 17, 1999)
10	.33**	CareInsite, Inc. 1999 Officer Stock Option Plan (incorporated by reference to Exhibit 10.18 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)

Exhibit No.		Description

10	.34**	CareInsite, Inc. 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)
10	.35**	CareInsite, Inc. 1999 Director Stock Option Plan (incorporated by reference to Annex H to the Proxy Statement/Prospectus, filed on August 7, 2000, and included in HLTH’s Registration Statement on Form S-4 (No. 333-39592)
10	.36**	Amendment to Company Stock Option Plans of Medical Manager Corporation and CareInsite, Inc. (incorporated by reference to Exhibit 99.28 to HLTH’s Registration Statement on Form S-8 (No. 333-47250) filed October 4, 2000)
10	.37**	2004 Non-Qualified Stock Option Plan for Employees of VIPS, Inc. (incorporated by reference to Exhibit 10.2 of HLTH’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10	.38**	Stock Option Agreement between HLTH and Wayne Gattinella dated August 20, 2001 (incorporated by reference to Exhibit 4.8 to HLTH’s Registration Statement on Form S-8 (No. 333-888420) filed May 16, 2002)
10	.39**	WebMD Health Corp. Amended and Restated 2005 Long-Term Incentive Plan (the “2005 LTIP”) (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162653))
10	.40**	Amended and Restated Employment Agreement, dated as of July 14, 2005, between WebMD Health Corp. and Anthony Vuolo (incorporated by reference to Exhibit 99.2 to HLTH’s Current Report on Form 8-K, as amended, filed with the Securities and Exchange Commission on July 19, 2005)
10	.41**	Form of Restricted Stock Agreement with Employees (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162653)
10	.42**	Form of Restricted Stock Agreement with Non-Employee Directors (incorporated by reference to Exhibit 10.49 to the IPO Registration Statement)
10	.43**	Form of Non-Qualified Stock Option Agreement with Employees (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162653))
10	.44**	Form of Non-Qualified Stock Option Agreement with Non-Employee Directors (incorporated by reference to Exhibit 10.51 to the IPO Registration Statement)
10	.45**	Employment Agreement between WebMD Health Holdings, Inc. and Douglas W. Wamsley (incorporated by reference to Exhibit 10.15 to the IPO Registration Statement)
10	.46**	Employment Agreement between WebMD Health Holdings, Inc. and Nan-Kirsten Forte (incorporated by reference to Exhibit 10.16 to the IPO Registration Statement)
10	.47**	Employment Agreement between WebMD Health Holdings, Inc. and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.17 to the IPO Registration Statement)
10	.48**	Employment Agreement between WebMD Health Holdings, Inc. and Craig Froude (incorporated by reference to Exhibit 10.18 to the IPO Registration Statement)
10.49		Agreement of Lease, dated as of June 30, 2004, between III Chelsea Commerce LP and WebMD, Inc. (incorporated by reference to Exhibit 10.45 to the IPO Registration Statement)
10.50		First Amendment to the Lease Agreement, dated as of December 21, 2004, between III Chelsea Commerce LP and WebMD, Inc. (incorporated by reference to Exhibit 10.46 to the IPO Registration Statement)
10	.51†	Services Agreement, dated as of February 12, 2004, between WebMD, Inc. and Fidelity Human Resources Services Company LLC (f/k/a Fidelity Employer Services Company LLC) (incorporated by reference to Exhibit 10.47 to the IPO Registration Statement)
10	.52**	Form of Restricted Stock Agreement between HLTH and Employees for Grants Under HLTH’s 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.57 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)

Exhibit No.		Description

10	.53**	Form of Non-Qualified Stock Option Agreement between HLTH and Employees for Grants Under HLTH’s 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.58 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)
10	.54**	Form of Non-Qualified Stock Option Agreement between HLTH and Employees for Grants Under HLTH’s 1996 Stock Plan (incorporated by reference to Exhibit 10.59 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)
10.55		Loan Agreement, dated as of April 28, 2009, between Citigroup Global Markets Inc. and HLTH Corporation (incorporated by reference to Exhibit 10.1 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)
10.56		Amended and Restated Loan Agreement, dated as of April 28, 2009, between Citigroup Global Markets Inc. and WebMD Health Corp. (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)
10	.57**	Amendment No. 2, dated as of December 1, 2008, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed on December 5, 2008)
10	.58**	Letter Agreement, dated December 29, 2008, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.52 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2008)
10	.59**	Amendment to Employment Agreement, dated as of December 16, 2008, between HLTH and Kevin M. Cameron (incorporated by reference to Exhibit 10.53 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2008)
10	.60**	Letter Amendment, dated as of December 10, 2008, between HLTH and Mark D. Funston (incorporated by reference to Exhibit 10.54 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2008)
10	.61**	Letter Amendment, dated as of December 10, 2008, between the Registrant and Wayne T. Gattinella (incorporated by reference to Exhibit 10.53 to the 2008 Form 10-K)
10	.62**	Letter Amendment, dated as of July 9, 2009, among HLTH Corporation, WebMD Health Corp. and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 14, 2009)
10	.63**	WebMD, LLC Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.48 to Amendment No. 1, filed on April 29, 2008, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)
10	.64**	Amendment No. 1 to WebMD Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.58 to Amendment No. 1, filed on April 30, 2009, to the 2008 Form 10-K)
10	.65**	Letter Agreement, dated as of October 1, 2007, between the Registrant and William Pence (incorporated by reference to Exhibit 10.59 to Amendment No. 1, filed on April 30, 2009, to the 2008 Form 10-K)
10	.66**	Letter Amendment, dated as of December 10, 2008, between the Registrant and William Pence (incorporated by reference to Exhibit 10.60 to Amendment No. 1, filed on April 30, 2009, to the 2008 Form 10-K)
10	.67**	Amendment, dated as of December 10, 2008 to Amended and Restated Employment Agreement between the Registrant and Anthony Vuolo (incorporated by reference to Exhibit 10.55 to the 2008 Form 10-K)
10	.68**	Letter Amendment, dated as of December 14, 2008, between the Registrant and Nan Forte (incorporated by reference to Exhibit 10.56 to the 2008 Form 10-K)
10	.69**	Letter Agreement, dated as of February 19, 2009, between HLTH and Anthony Vuolo (incorporated by reference to Exhibit 10.57 to the 2008 Form 10-K)
10.70		Note Purchase Agreement, dated October 19, 2009, among SNTC Holding, Inc., Porex Holding Corporation, Porex Corporation and Porex Surgical, Inc. (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed October 20, 2009)
10	.71**	Restricted Stock Agreement, dated November 3, 2009, between the Registrant and Anthony Vuolo

Exhibit No.		Description

10	.72**	Letter Amendment, dated as of November 3, 2009, between the Registrant and Kevin M. Cameron
10	.73**	Letter Agreement, dated as of October 30, 2009, between the Registrant and Mark Funston
12.1		Computation of Ratio of Earnings to Fixed Charges
14.1		Code of Business Conduct (incorporated by reference to Exhibit 10.58 to Amendment No. 1, filed on April 30, 2009, to the 2008 Form 10-K)
21.1		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.2		Consent of Ernst & Young LLP, Independent Auditors for Exhibit 99.5
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Registrant
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Registrant
32.1		Section 1350 Certification of Chief Executive Officer of the Registrant
32.2		Section 1350 Certification of Chief Financial Officer of the Registrant
99.1		Explanation of Non-GAAP Measures
99.2		Audit Committee Charter
99.3		Compensation Committee Charter
99.4		Nominating & Governance Committee Charter
99.5		Consolidated Financial Statements of EBS Master LLC for the Year Ended December 31, 2007 and the Period from November 16, 2006 to December 31, 2006 (incorporated by reference to Exhibit 99.1 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2007)

*	With respect to the agreements filed as Exhibits 2.1 through 2.6 and Exhibits 2.8 and 2.9, certain of the exhibits and the schedules to those agreements have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

**	Agreement relates to executive compensation.

†	Portions of this exhibit were redacted pursuant to confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.