Form 10-K/A
period 2009-12-31
WebMD Health Corp.
filed 2010-04-30
CIK 1326583

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

(Registrant’s telephone number, including area code) (212) 624-3700
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
SIGNATURES
INDEX TO EXHIBITS
EX-31.1
EX-31.2
EX-10.74

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The charts below list our directors and executive officers and are followed by biographic information about them. The biographical information regarding each member of our Board of Directors ends with a statement regarding that member’s qualification for service on our Board, as considered by the Nominating & Governance Committee of our Board (regardless of whether the individual director is up for election this year).

Directors

Name	Age	Positions

Mark J. Adler, M.D.(3)	53	Director; Chairman of the Compensation Committee
Paul A. Brooke	64	Director
Kevin M. Cameron	43	Director
Neil F. Dimick(1)(2)(4)	60	Director; Chairman of the Nominating & Governance Committee
Wayne T. Gattinella(1)	58	Director; Chief Executive Officer and President
Jerome C. Keller(4)	67	Director
James V. Manning(1)(2)	63	Director; Chairman of the Audit Committee
Abdool Rahim Moossa, M.D.(4)	70	Director
Herman Sarkowsky(3)	84	Director
Joseph E. Smith(3)	71	Director
Stanley S. Trotman, Jr.(1)(2)	66	Director
Martin J. Wygod(1)	70	Chairman of the Board

(1)	Member of the Executive Committee

(2)	Member of the Audit Committee

(3)	Member of the Compensation Committee

(4)	Member of the Nominating & Governance Committee

For a description of each of the standing committees of the Board of Directors and other corporate governance matters, see “— Corporate Governance” below. Until the completion of our merger with HLTH on October 23, 2009 (which we refer to as the Merger), Dr. Adler and Messrs. Dimick, Manning and Wygod were members of the Boards of Directors of both WebMD and HLTH and Messrs. Brooke, Cameron, Sarkowsky and Smith were members of the Board of Directors only of HLTH.

Executive Officers

Name	Age	Positions

Wayne T. Gattinella	58	Chief Executive Officer and President
Anthony Vuolo	52	Chief Operating Officer and Chief Financial Officer
Nan-Kirsten Forte	47	Executive Vice President — Consumer Services
William Pence	47	Executive Vice President and Chief Technology Officer
Douglas W. Wamsley	51	Executive Vice President, General Counsel and Secretary
Martin J. Wygod	70	Chairman of the Board
Steven Zatz, M.D.	53	Executive Vice President — Professional Services

Mark J. Adler, M.D., has been a member of WebMD’s Board of Directors since September 2005. From September 2000 until completion of the Merger in October 2009, Dr. Adler was a member of HLTH’s Board of Directors and from 1999 until September 2000, had been a director of a predecessor company. Dr. Adler is an oncologist and has, for more than five years, been CEO and Medical Director of the San Diego Cancer Center and a director of the San Diego Cancer Research Institute. Until April 2006, he had also been, for more than five years, the Chief Executive Officer of the internal medicine and oncology group of Medical Group of North County, which is based in San Diego, California, and he continues to be a member of that Medical Group. Dr. Adler’s qualifications for membership on WebMD’s Board include: his many years of experience as a physician and an executive of a physician practice; and his prior service as a director of WebMD, HLTH and predecessor companies.

Paul A. Brooke became a member of WebMD’s Board of Directors in October 2009, upon completion of the Merger. Mr. Brooke had been a member of HLTH’s Board of Directors from November 2000 until the Merger. Mr. Brooke has been the Managing Member of PMSV Holdings LLC, a private investment firm, since 1993. Mr. Brooke was a Senior Advisor to Morgan Stanley from 2000 to 2009. Mr. Brooke was Chairman of the Board of Alsius Corporation, a medical device company, from 2007 until its sale earlier this year, and was Chairman and Chief Executive Officer of a predecessor company from 2005 to 2007. From 1997 through 2006, Mr. Brooke was a Venture Partner of MPM Capital, a venture capital firm specializing in the healthcare industry. From 1983 until April 1999, Mr. Brooke was a Managing Director and the Global Head of Healthcare Research and Strategy at Morgan Stanley. From April 1999 until May 2000, he was a Managing Director at Tiger Management LLC. He serves as a member of the boards of directors of the following public companies: Incyte Corporation, a drug discovery company; and Viropharma Incorporated, a pharmaceutical company. Mr. Brooke’s qualifications for membership on WebMD’s Board include: his prior service as a director of WebMD and HLTH; his experience as a director of other public and private companies in various aspects of the healthcare industry; and his experience in various aspects of investment banking and financing relating to healthcare companies, as described above.

Kevin M. Cameron became a member of WebMD’s Board of Directors in October 2009, upon completion of the Merger. Mr. Cameron had been a member of HLTH’s Board of Directors from October 2004 until the Merger. He also served as Chief Executive Officer of HLTH from October 2004 until February 2008, when he went on medical leave. Since November 2009, Mr. Cameron has served as Special Advisor to the Chairman of WebMD. From November 2005 until November 2006, Mr. Cameron also served as Acting CEO of Emdeon Business Services, which was then one of HLTH’s segments. From January 2002 until October 2004, Mr. Cameron was Special Advisor to the Chairman of HLTH. From September 2000 to January 2002, he served as Executive Vice President, Business Development of HLTH and, in addition, from September 2001 through January 2002, was a member of the Office of the President. From April 2000 until its merger with HLTH in September 2000, Mr. Cameron served as Executive Vice President, Business Development of a predecessor to HLTH. Prior to April 2000, Mr. Cameron was a Managing Director of the Health Care Investment Banking Group of UBS and held various positions at Salomon Smith Barney. Mr. Cameron’s qualifications for membership on WebMD’s Board include: his prior service as an executive of WebMD and predecessor companies (including his service as Chief Executive Officer of HLTH) and on HLTH’s Board; and his experience as an investment banker specializing in healthcare, as described above.

Neil F. Dimick has been a member of WebMD’s Board of Directors since September 2005. From December 2002 until completion of the Merger in October 2009, Mr. Dimick was a member of HLTH’s Board of Directors. Mr. Dimick served as Executive Vice President and Chief Financial Officer of AmerisourceBergen Corporation, a wholesale distributor of pharmaceuticals, from 2001 to 2002, and as Senior Executive Vice President and Chief Financial Officer and as a director of Bergen Brunswig Corporation, a wholesale distributor of pharmaceuticals, for more than five years prior to its merger in 2001 with AmeriSource Health Corporation to form AmerisourceBergen. He also serves as a member of the boards of directors of the following companies: Alliance Imaging Inc., a provider of outsourced diagnostic imaging services to hospitals and other healthcare companies; Global Resources Professionals, an international professional services firm that provides outsourced services to companies on a project basis; Mylan Laboratories, Inc., a pharmaceutical manufacturer; and Thoratec Corporation, a developer of products to treat cardiovascular disease. Mr. Dimick’s qualifications for membership on WebMD’s Board include: his prior service as a director of WebMD and HLTH; his experience as a director of other public companies described above; his experience as a public company chief financial officer as described above; and his experience prior to that as a CPA and partner of a major public accounting firm.

Nan-Kirsten Forte has, since July 2005, served as Executive Vice President, Consumer Services of WebMD and, for more than five years prior to that, had similar responsibilities at HLTH, where she focused on the consumer portals. From 1997 until its merger with HLTH in November 1999, Ms. Forte was President, Programming and Product Development of Medcast, Greenberg News Networks. Prior to Medcast, she was President of Health of iVillage where she launched iVillage’s first health channel, called “Better Health.” Ms. Forte has been a member of the American Medical Writers Association and the American Medical Illustrators Association.

Wayne T. Gattinella has served as Chief Executive Officer and President of WebMD and as a member of WebMD’s Board of Directors since 2005. Mr. Gattinella previously served as Chief Executive Officer of HLTH’s WebMD segment from 2005 until the Merger, and as that segment’s President from the time he joined HLTH in 2001. From 2000 to 2001, Mr. Gattinella was Executive Vice President and Chief Marketing Officer for People PC, an Internet services provider. Mr. Gattinella had previously held senior management positions with Merck-Medco (now Medco Health Solutions) and MCI Telecommunications. Mr. Gattinella is a member of the Board of Trustees of the Drexel University College of Medicine. Mr. Gattinella serves as a member of the WebMD Board based on his role as Chief Executive Officer of the company and the Board’s belief that the CEO should be a member of the Board.

Jerome C. Keller has been a member of WebMD’s Board of Directors since September 2005. From 1997 until he retired in October 2005, Mr. Keller served as Senior Vice President, Sales and Marketing at Martek Biosciences Corporation, a company that develops and sells microalgae products, and he has served, since October 2005, as a member of its board of directors. He served as Vice President of Sales for Merck & Co. Inc., a pharmaceutical company, from 1986 to 1993. Mr. Keller’s qualifications for membership on WebMD’s Board include: his prior service as a member of the WebMD Board; and his many years of experience as an executive of and consultant to pharmaceutical manufacturers and other healthcare companies.

James V. Manning has been a member of WebMD’s Board of Directors since September 2005. From September 2000 until completion of the Merger in October 2009, Mr. Manning was a member of HLTH’s Board of Directors. Prior to that, he was a member of a predecessor company’s board of directors for more than five years. Mr. Manning’s qualifications for membership on WebMD’s Board include: his prior service as a director of WebMD, HLTH and predecessor companies in the healthcare industry; his experience as a chief financial officer of several public companies (including of Medco Containment Services, Inc. for more than five years prior to 1994); and his experience prior to that as a CPA and partner of a major public accounting firm.

Abdool Rahim Moossa, M.D. has been a member of WebMD’s Board of Directors since September 2005. Since 2003, he has served as the Distinguished Professor of Surgery and Emeritus Chairman of the Department of Surgery, at the School of Medicine, University of California, San Diego (UCSD). From 2003 to 2009, Dr. Moossa also served as Associate Dean and Special Counsel to the Vice Chancellor for Health Sciences and Director of Tertiary and Quaternary Referral Services for UCSD. Prior to that he served as Professor and Chairman, Department of Surgery, UCSD from 1983 to 2003. He also serves as a member of the board of directors of the Foundation for Surgical Education. Dr. Moossa’s qualifications for membership on WebMD’s Board include: his prior service on the WebMD Board; and his many years of experience as a physician and as an educator of physicians.

William Pence joined WebMD as Executive Vice President and Chief Technology Officer in November 2007. Before joining WebMD, Dr. Pence had served as Chief Technology Officer and Senior Vice President at Napster since 2003. From 2000 to 2003, Dr. Pence was the Chief Technology Officer for Universal Music Group’s online initiatives and for the pressplay joint venture with Sony. That joint venture later served as the basis for the relaunched Napster service. Previously, Dr. Pence spent more than a decade at IBM, where he held various technology management positions in Research as well as in the Software Division, focused on guiding research and development and commercializing technology for IBM product divisions. Dr. Pence received a B.S. degree in Physics from the University of Virginia, and a Ph.D. in Electrical Engineering from Cornell University.

Herman Sarkowsky became a member of WebMD’s Board of Directors in October 2009, upon completion of the Merger. Mr. Sarkowsky was a member of HLTH’s Board of Directors from November 2000 until the Merger. Prior to that, he was a member of a predecessor company’s board of directors for more than five years. Mr. Sarkowsky has been President of Sarkowsky Investment Corporation, a private investment company, for more than five years. Since 2009, Mr. Sarkowsky has been a member of The UW Medicine Board, which advises and assists the chief executive officer and the dean of the School of Medicine of the University of Washington in strategic planning and oversight of programs across UW Medicine. Mr. Sarkowsky’s qualifications for membership on WebMD’s Board include: his prior service as a director of WebMD, HLTH and predecessor companies; and his experience as an investor in public and private companies.

Joseph E. Smith became a member of WebMD’s Board of Directors in October 2009, upon completion of the Merger. Mr. Smith was a member of HLTH’s Board of Directors from September 2000 until the Merger. Mr. Smith served in various positions with Warner-Lambert Company, a pharmaceutical company, from March 1989 to September 1997, the last of which was Corporate Executive Vice President and a member of the Office of the Chairman and the firm’s Management Committee. Mr. Smith serves on the board of directors of Par Pharmaceutical Companies, Inc., a manufacturer and distributor of generic and branded pharmaceuticals, and on the Board of Trustees of the International Longevity Center, a non-profit organization. Mr. Smith’s qualifications for membership on WebMD’s Board include: his prior service as a director of WebMD, HLTH and a predecessor company; his many years of experience as an executive of a pharmaceutical manufacturer; and his service on the boards of other public and private companies in the healthcare industry.

Stanley S. Trotman, Jr. has been a member of WebMD’s Board of Directors since September 2005. Mr. Trotman retired in 2001 from UBS Financial Services, Inc. after it acquired, in 2000, PaineWebber Incorporated, an investment banking firm where he had been a Managing Director with the Health Care Group since 1995. He serves as a member of the board of directors of American Shared Hospital Services, a public company that provides radio surgery services to medical centers for use in brain surgery. He also serves as a director of Ascend Health Care Corp., a privately-held company that provides services to acute psychiatric patients. Mr. Trotman’s qualifications for membership on WebMD’s Board include: his prior service as a director of WebMD; his experience as a director of other public and private companies in various aspects of the healthcare industry; and his experience as an investment banker specializing in healthcare companies.

Anthony Vuolo became Chief Financial Officer of WebMD in November 2009. Mr. Vuolo has also been Chief Operating Officer of WebMD since July 2007. From May 2005 until August 2007, Mr. Vuolo served as Executive Vice President and Chief Financial Officer of WebMD. Mr. Vuolo served as Executive Vice President, Business Development of HLTH from May 2003 until July 2005. From September 2000 to May 2003, Mr. Vuolo was Executive Vice President and Chief Financial Officer of HLTH. Prior to that, Mr. Vuolo served in senior management positions at HLTH and its predecessors for more than five years.

Douglas W. Wamsley has, since July 2005, served as Executive Vice President, General Counsel and Secretary of WebMD. From September 2001 until July 2005, Mr. Wamsley served as Senior Vice President — Legal of HLTH, focusing on its WebMD segment.

Martin J. Wygod has, since May 2005, served as Chairman of the Board of WebMD. From March 2001 until the Merger in October 2009, Mr. Wygod served as HLTH’s Chairman of the Board and served as a member of its Board of Directors from September 2000 until the Merger. Mr. Wygod also served as HLTH’s Acting Chief Executive Officer from February 2008 until the Merger and as its Chief Executive Officer from September 2000 until May 2003. He is also engaged in the business of racing, boarding and breeding thoroughbred horses, and is President of River Edge Farm, Inc. Mr. Wygod’s qualifications for membership on WebMD’s Board include: his prior service as an executive officer and director of WebMD, HLTH and predecessor companies in the healthcare industry.

Steven Zatz, M.D. has, since July 2005, served as Executive Vice President, Professional Services of WebMD. From October 2000 to July 2005, Dr. Zatz had similar responsibilities at HLTH, where he focused on the physician portals. Dr. Zatz was Senior Vice President, Medical Director of CareInsite, Inc. from June 1999 until its acquisition by HLTH in September 2000. Prior to joining CareInsite, Dr. Zatz was a Senior Vice President of RR Donnelly Financial in charge of its healthcare business from October 1998 to May 1999. From August 1995 to May 1998, Dr. Zatz was President of Physicians’ Online, an online portal for physicians.

No family relationship exists among any of our directors or executive officers. No arrangement or understanding exists between any director or executive officer of WebMD and any other person pursuant to which any of them were selected as a director or executive officer, except that Messrs. Brooke, Cameron, Sarkowsky and Smith were originally appointed as directors of WebMD in connection with the Merger, pursuant to the merger agreement between HLTH and WebMD.

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

Corporate Governance

Board of Directors.  Our Board of Directors has twelve members. Three of the members are employees of WebMD and the other nine are “Non-Employee Directors.” The three employee directors are: Mr. Gattinella, our Chief Executive Officer; Mr. Wygod, our Chairman of the Board; and Mr. Cameron, a Special Advisor to the Chairman. The Non-Employee Directors are: Drs. Adler and Moossa and Messrs. Brooke, Dimick, Keller, Manning, Sarkowsky, Smith and Trotman. The Nominating & Governance Committee of our Board of Directors has determined that each of the Non-Employee Directors is also an independent director under applicable SEC rules and Nasdaq Global Select Market listing standards. See “Director Independence” in Item 13 below. The Non-Employee Directors meet regularly in private sessions with the Chairman of the Board and also meet regularly without any employee directors or other WebMD employees present. For information regarding the compensation of our Non-Employee Directors, see “Non-Employee Director Compensation” below.

Our Board of Directors is divided into three classes. At each Annual Meeting, the term of one of the classes of directors expires and WebMD stockholders vote to elect nominees for the directorships in that class for a new three-year term. The terms of Messrs. Brooke, Cameron, Gattinella and Trotman and Dr. Moossa will expire at our Annual Meeting of Stockholders in 2010; the terms of Messrs. Keller, Sarkowsky and Wygod will expire at our Annual Meeting in 2011; and the terms of Dr. Adler and Messrs. Dimick, Manning and Smith will expire at our Annual Meeting in 2012.

Our Board of Directors met 12 times in 2009.  During 2009, each of our directors attended 75% or more of the meetings held by our Board and the Board committees on which he served and each of HLTH’s directors attended 75% or more of the meetings held by HLTH’s Board. In addition to meetings, our Board and its committees reviewed and acted upon matters by unanimous written consent. WebMD’s Board of Directors encourages its members to attend our Annual Meetings of Stockholders. The members of our Board all attended our 2009 Annual Meeting (held jointly with HLTH’s 2009 Annual Meeting) and all but one of the members of HLTH’s Board of Directors attended that Annual Meeting.

Our Board of Directors currently has four standing committees: an Executive Committee, a Compensation Committee, an Audit Committee, and a Nominating & Governance Committee. Each of these Committees has the authority to retain such outside advisors as it may determine to be appropriate. Until the completion of the

Merger, the responsibilities of the Nominating & Governance Committee were divided between a Nominating Committee and a Governance & Compliance Committee. In addition, until the completion of the Merger, our Board had an additional standing committee called the Related Parties Committee, which had oversight of transactions between WebMD and HLTH and related matters.

Corporate Leadership Structure.  Since WebMD’s initial public offering in 2005, Mr. Wygod has served as Chairman of the Board and Mr. Gattinella has served as Chief Executive Officer. The Board believes that this separation of the positions of Chief Executive Officer and the Chairman of the Board is appropriate because it enables Mr. Gattinella, as Chief Executive Officer, to focus on executing our business plan and the day-to-day operation of our business and allows Mr. Wygod, as an executive Chairman of the Board, to facilitate the flow of information between the Board and management and to focus on the overall strategy, strategic relationships and transactions intended to create long-term value for stockholders. The Board has chosen not to have a non-executive Chairman of the Board or a lead outside director because it believes that its outside director members work well together as a group, without designating a single leader among them, and have various avenues of communication to management both for their views, both individual and together. One such avenue is the Strategic Planning Committee of the Board, which meets between Board meetings for informal discussions with Messrs. Wygod and Gattinella regarding WebMD’s business strategies and their implementation and any other matters that the Non-Employee Directors wish to discuss with management. See “— Committees of the Boards of Directors — Other Committees — Strategic Planning Committee” below.

Communications with Our Directors.  Our Board of Directors encourages our security holders to communicate in writing to our directors. Security holders may send written communications to our Board of Directors or to specified individual directors by sending such communications care of the Corporate Secretary’s Office, WebMD Health Corp., 111 Eighth Avenue, New York, New York 10011. Such communications will be reviewed by our Legal Department and, depending on the content, will be:

•	forwarded to the addressees or distributed at the next scheduled Board meeting; or

•	if they relate to financial or accounting matters, forwarded to the Audit Committee or discussed at the next scheduled Audit Committee meeting; or

•	if they relate to the recommendation of the nomination of an individual, forwarded to the Nominating & Governance Committee or discussed at the next scheduled Nominating & Governance Committee meeting; or

•	if they relate to the operations of WebMD, forwarded to the appropriate officers of WebMD, and the response or other handling reported to the Board at the next scheduled Board meeting.

Committees of the Board of Directors.  This section describes the roles of the Committees of our Board in the corporate governance of our company. With respect to certain committees, including the Audit Committee, the Compensation Committee and the Nominating & Governance Committee, a portion of their responsibilities are specified by SEC rules and Nasdaq listing standards.

Executive Committee.  The Executive Committee, which met once during 2009, is currently comprised of Messrs. Dimick, Gattinella, Manning, Trotman and Wygod. The Executive Committee has the power to exercise, to the fullest extent permitted by law, the powers of the entire Board. Mr. Trotman was added to the Executive Committee upon the completion of the Merger. The other members of the Executive Committee were members for all of 2009.

Audit Committee.  The Audit Committee, which met 10 times during 2009, is currently comprised of Messrs. Dimick, Manning and Trotman; Mr. Manning is its Chairman. There were no changes to the membership of Chairman of the Audit Committee since the beginning of 2009. Each of the members of the Audit Committee meets the standards of independence applicable to audit committee members under applicable SEC rules and Nasdaq Global Select Market listing standards and is financially literate, as required under applicable Nasdaq Global Select Market listing standards. In addition, the Nominating & Governance Committee has determined that Messrs. Dimick and Manning qualify as “audit committee financial experts,” as that term is used in applicable SEC regulations implementing Section 407 of the Sarbanes-Oxley Act of

2002. The determination with respect to Mr. Dimick was based on his training and experience as a certified public accountant, including as a partner of a major accounting firm, and based on his service as a senior executive and chief financial officer of a public company. The determination with respect to Mr. Manning was based on his training and experience as a certified public accountant, including as a partner of a major accounting firm, and based on his service as a senior executive and chief financial officer of public companies. The Audit Committee is responsible for, among other things:

•	retaining and overseeing the registered public accounting firm that serves as our independent auditor and evaluating their performance and independence;

•	reviewing our annual audit plan with WebMD’s management and registered public accounting firm;

•	pre-approving any permitted services provided by our registered public accounting firm;

•	approving the fees to be paid to our registered public accounting firm;

•	reviewing the adequacy and effectiveness of our internal controls with WebMD’s management, internal auditors and registered public accounting firm;

•	reviewing and discussing the annual audited financial statements and the interim unaudited financial statements with WebMD’s management and registered public accounting firm;

•	approving our internal audit plan and reviewing reports of our internal auditors;

•	determining whether to approve related party transactions; and

•	overseeing the administration of WebMD’s Code of Business Conduct.

The Audit Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Audit Committee. A copy of that Charter, as amended through October 23, 2009, was filed as Exhibit 99.2 to this Annual Report.

Compensation Committee.  The Compensation Committee, which met eight times during 2009, is currently comprised of Dr. Adler and Messrs. Sarkowsky and Smith (the individuals who had been the members of the HLTH Compensation Committee during 2009, until the Merger) and Dr. Adler is its Chairman. Each of these directors is a Non-Employee Director within the meaning of the rules promulgated under Section 16 of the Securities Exchange Act, an outside director within the meaning of Section 162(m) of the Internal Revenue Code, and an independent director under applicable Nasdaq Global Select Market listing standards. Prior to the Merger, Drs. Adler and Moossa and Mr. Trotman were the members of WebMD’s Compensation Committee and Dr. Adler was its Chairman. The responsibilities delegated by the Board to the Compensation Committee include:

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

The Compensation Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Compensation Committee. A copy of that Charter, as amended through October 23, 2009, was filed as Exhibit 99.3 to this Annual Report. For additional information regarding our Compensation Committee and its oversight of executive compensation, see “Executive Compensation — Compensation Discussion and Analysis” in Item 11 below.

Nominating & Governance Committee.  The Nominating & Governance Committee was formed at the completion of the Merger and did not meet during 2009. Prior to that, the responsibilities of the Nominating & Governance Committee were divided between a Nominating Committee (which met twice during 2009) and a Governance & Compliance Committee (which met four times during 2009). The Nominating & Governance

Committee is currently comprised of Dr. Moossa and Messrs. Dimick and Keller; Mr. Dimick is its Chairman. Each of these directors is an independent director under applicable Nasdaq Global Select Market listing standards. During 2009 until the Merger, the Nominating Committee consisted of Dr. Moossa and Messrs. Dimick and Trotman (and Mr. Dimick was its Chairman) and the Governance & Compliance Committee consisted of Dr. Adler and Messrs. Dimick and Manning (and Mr. Dimick was its Chairman).

The responsibilities delegated by the Board to the Nominating & Governance Committee include:

•	identifying individuals qualified to become Board members;

•	recommending to the Board the director nominees for each Annual Meeting of Stockholders;

•	recommending to the Board candidates for filling vacancies that may occur between Annual Meetings;

•	evaluating and making recommendations to the Board regarding matters relating to the governance of WebMD;

•	providing oversight of WebMD’s compliance programs and assisting the Board and the Board’s other standing committees with respect to their oversight of those compliance programs; and

•	providing oversight of senior executive recruitment and management development.

As part of its responsibilities relating to corporate governance, the Nominating & Governance Committee will evaluate and make recommendations to the Board regarding any proposal for which a stockholder has provided required notice that such stockholder intends to make at an Annual Meeting of Stockholders, including recommendations regarding the Board’s response and regarding whether to include such proposal in WebMD’s proxy statement.

The Nominating & Governance Committee operates pursuant to a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Nominating & Governance Committee. A copy of that Charter, as adopted as of October 23, 2009, was filed as Exhibit 99.4 to this Annual Report. The Nominating & Governance Committee has not adopted specific objective requirements for service on the WebMD Board. Instead, the Nominating & Governance Committee considers various factors in determining whether to recommend to the Board potential new Board members, or the continued service of existing members, including:

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

For information regarding the qualifications for service on our Board of Directors of each of its current members, as considered by the Nominating & Governance Committee of our Board (regardless of whether the individual director is up for election this year), please see the biographical information for each Board member included in “Directors and Executive Officers” above. As noted there, the Nominating & Governance Committee considers prior service on our Board of Directors and on the boards of directors of our predecessor companies to be part of our Board members’ qualifications for continued service, particularly in light of the fact that WebMD’s public and private Internet portals have a relatively short operating history and the experience our Board members have had in overseeing the evolution of those portals provides useful background for their current service on our Board. The Nominating & Governance Committee also believes that healthcare industry experience provides important background for service on our Board and that our Board should include individuals with diverse types of such experience, including experience as physicians, as industry executives, as board members of public or private healthcare industry companies, and as investment bankers or investors focused on those companies.

The Nominating & Governance Committee will consider candidates recommended by stockholders in the same manner as described above. Any such recommendation should be sent in writing to the Nominating & Governance Committee, care of Secretary, WebMD Health Corp., 111 Eighth Avenue, New York, NY 10011. To facilitate consideration by the Nominating & Governance Committee, the recommendation should be accompanied by a full statement of the qualifications of the recommended nominee, the consent of the recommended nominee to serve as a director of WebMD if nominated and to be identified in WebMD’s proxy materials and the consent of the recommending stockholder to be named in WebMD’s proxy materials. The recommendation and related materials will be provided to the Nominating & Governance Committee for consideration at its next regular meeting.

Related Parties Committee.  The Related Parties Committee, which did not meet during 2009, was comprised of Dr. Moossa and Messrs. Keller and Trotman; Mr. Trotman was its Chairman. Each of the members of the Related Parties Committee was an independent director and none of its members served as a director of HLTH. The responsibilities delegated by the Board to the Related Parties Committee included oversight of transactions between HLTH and WebMD and related matters. The Related Parties Committee was disbanded upon completion of the Merger. As described below under “— Other Committees — Special Committee,” the Board formed a special committee with authority and responsibilities relating to the Merger.

Other Committees.  From time to time, our Board of Directors forms additional committees to make specific determinations or to provide oversight of specific matters or initiatives. For example:

•	Special Committee Regarding the Merger. Messrs. Trotman and Keller (two non-management members of the WebMD Board who did not serve on HLTH’s Board of Directors) were members of a special committee formed in May 2009 to evaluate the Merger and negotiate with HLTH regarding its terms. Following the completion of the Merger, this Special Committee was disbanded.

•	Special Committee Regarding the DOJ Investigation. Messrs. Brooke, Manning, Sarkowsky and Smith and Dr. Adler were members of a special committee of the Board of Directors of HLTH to oversee matters relating to the investigations described in “Legal Proceedings — Investigations by United States Attorney for the District of South Carolina and the SEC” in Note 11 to the Consolidated Financial Statements included in this Annual Report. At the time of completion of the Merger, the WebMD Board constituted the same individuals as members of a similar special committee of the Board of Directors of WebMD.

•	Strategic Planning Committee. Dr. Adler and Messrs. Dimick, Keller, Manning, Trotman and Wygod are members of a Strategic Planning Committee of the Board, which meets informally between regularly scheduled Board meetings regarding WebMD’s business strategies and their implementation and any other matters that the Non-Employee Directors wish to discuss with management.

•	Securities Repurchase Committee. Messrs. Cameron, Smith and Trotman are members of a Securities Repurchase Committee of the Board, which was formed at the time of the Merger and is authorized to make determinations relating to repurchases of WebMD’s Common Stock and Convertible Notes. Until the Merger, Messrs. Keller and Trotman were the members of a predecessor committee of the Board, formed in December 2008, that was authorized to make determinations relating to repurchases of WebMD Common Stock.

The Board’s Role in Risk Oversight.  WebMD’s management is responsible for the day-to-day management of the risks that WebMD faces, while the WebMD Board has responsibility for the oversight of risk management. The WebMD Board exercises oversight, as a whole and also at the committee level, of how WebMD management seeks to mitigate the risks that WebMD faces, including those described in Section 1A (Risk Factors) of this Annual Report. A fundamental part of setting WebMD’s business strategy is the assessment of the risks the company faces and how to manage those risks. The Board regularly reviews information regarding strategic, financial, operational and reputational risks that WebMD faces and discusses with management the resources to be allocated to avoiding or mitigating specific risks, including through insurance, internal controls, compliance programs (and related policies and procedures) and similar means. In addition, in its own decision-making processes the Board considers both the benefits and the risks applicable to the alternatives it is considering and seeks to foster similar processes in management’s decision-making.

Code of Business Conduct

A copy of WebMD’s Code of Business Conduct, as amended, is filed as Exhibit 14.1 to this Annual Report. The Code of Business Conduct applies to all directors and employees of WebMD and its subsidiaries. Any waiver of applicable requirements in the Code of Business Conduct that is granted to any of our directors, to our principal executive officer, to any of our senior financial officers (including our principal financial officer, principal accounting officer or controller) or to any other person who is an executive officer of WebMD requires the approval of the Audit Committee and waivers will be disclosed on our corporate Web site, www.wbmd.com, in the “Investor Relations” section, or in a Current Report on Form 8-K.

Non-Employee Director Compensation

Introduction.  This section of our Annual Report describes the compensation paid by WebMD and by HLTH during 2009 to the Non-Employee Directors. The Compensation Committee of the WebMD Board is authorized to determine the compensation of the Non-Employee Directors paid by WebMD and the Compensation Committee of the HLTH Board was authorized to determination the compensation of the Non-Employee Directors that was paid by HLTH prior to the Merger. As described below, WebMD and HLTH paid three types of compensation to their Non-Employee Directors in 2009 for their Board and Board Committee service:

•	annual fees for service on the Board and its standing committees, paid by WebMD in October 2009 in the form of shares of WebMD Common Stock not subject to any vesting requirements;

•	grants of non-qualified options to purchase WebMD Common Stock to directors of WebMD and grants of non-qualified options to purchase HLTH Common Stock to directors of HLTH; and

•	cash fees for service on certain other committees of the Board.

None of the Non-Employee Directors received any other compensation from WebMD or HLTH during 2009 and none of them provided any services to WebMD or HLTH during 2009, except their service as a director. WebMD does not (and HLTH did not) offer any deferred compensation plans or retirement plans to its Non-Employee Directors.

2009 Director Compensation Table.  This table provides information regarding the value of the compensation paid by HLTH and WebMD to the Non-Employee Directors in 2009, as calculated in accordance with applicable SEC regulations. This table should be read together with the additional information under the headings “— Annual Fees” and “— Option Grants” below.

(a)	(b)	(c)	(d)	(e)	(f)
		Stock	WebMD	HLTH
	Fees Earned or	Awards	Option Awards	Option Awards	Total
Name	Paid in Cash ($)(1)	($)(2)	($)(3)	($)(3)	($)

Mark J. Adler, M.D.	21,000	40,000	133,985	64,798	259,783
Paul A. Brooke	15,000	30,000	—	64,798	109,798
Neil F. Dimick	6,000	55,000	133,985	64,798	259,783
Jerome C. Keller	56,000	37,500	133,985	—	227,485
James V. Manning	21,000	55,000	133,985	64,798	274,783
A. R. Moossa, M.D.	—	37,500	133,985	—	171,485
Herman Sarkowsky	15,000	37,500	—	64,798	117,298
Joseph E. Smith	15,000	37,500	—	64,798	117,298
Stanley S. Trotman, Jr.	76,000	45,000	133,985	—	254,985

(1)	The amounts in Column (b) reflect fees to members of the following committees for service on those committees: (1) the Strategic Planning Committee of the WebMD Board ($6,000 for each of Dr. Adler and Messrs. Dimick, Keller, Manning and Trotman); (2) the Special Committee of the WebMD Board regarding the Merger ($50,000 for each of Messrs. Keller and Trotman, plus $20,000 for Mr. Trotman, as Chairman), and the Special Committee Regarding the DOJ Investigation, both by HLTH before the Merger and by WebMD after the Merger ($15,000 for each of Dr. Adler and Messrs. Brooke, Manning, Sarkowsky and Smith). See “Corporate Governance — Committees of the Board of Directors — Other Committees” above.

(2)	The Non-Employee Directors received shares of WebMD Common Stock, not subject to any vesting requirements and valued at the respective amounts reported in Column (c) above, in payment of their annual retainers for service on the WebMD Board and its standing committees. In 2009, the annual retainers were paid by WebMD in WebMD Common Stock to each director at the time of the completion of the Merger (and no annual retainers were paid in 2009 by HLTH). See “— Annual Fees” below. For each Non-Employee Director, the number of shares to be issued was determined by dividing the aggregate dollar amount of the fees payable to such Non-Employee Director by $34.28 (the closing price of WebMD Common Stock on the Nasdaq Global Select Market on

October 23, 2009, the day the Merger was completed), with cash paid in lieu of issuing fractional shares. Based on that, the individual Non-Employee Directors received the following numbers of shares:

Number of
Name	Shares

Mark J. Adler, M.D.	1,166
Paul A. Brooke	875
Neil F. Dimick	1,604
Jerome C. Keller	1,093
James V. Manning	1,604
A.R. Moossa, M.D.	1,093
Herman Sarkowsky	1,093
Joseph E. Smith	1,093
Stanley S. Trotman, Jr.	1,312

(3)	The amounts reported in Column (d) and (e) above reflect the grant date fair value for the stock options awarded to the Non-Employee Directors by WebMD and HLTH on January 1, 2009, computed in accordance with FASB ASC Topic 718. See Note 12 (Stock-Based Compensation) to the Consolidated Financial Statements included in this Annual Report for an explanation of the methodology and assumptions used in determining the fair value of stock option awards granted. The actual amounts, if any, ultimately realized by our Non-Employee Directors from these stock options will depend on the price of our Common Stock at the time they exercise vested stock options.

Under WebMD’s Amended and Restated 2005 Long-Term Incentive Plan (which we refer to as the 2005 Plan), each Non-Employee Director of WebMD automatically receives non-qualified options to purchase 13,200 shares of WebMD Common Stock on each January 1, with an exercise price equal to the closing price on the last trading date of the prior year. See “— Option Grants by WebMD” below for additional information. The following lists the total number of shares of WebMD Common Stock subject to outstanding unexercised option awards originally granted by WebMD that were held by our Non-Employee Directors as of December 31, 2009 and the weighted average exercise price of those options:

	Number of Shares Subject	Weighted Average
Name	to Outstanding Options	Exercise Price

Mark J. Adler, M.D.	79,200	$29.14
Neil F. Dimick	79,200	$29.14
Jerome C. Keller	79,200	$29.14
James V. Manning	79,200	$29.14
A.R. Moossa, M.D.	79,200	$29.14
Stanley S. Trotman, Jr.	79,200	$29.14

Under HLTH’s 2000 Long-Term Incentive Plan (which we refer to as the HLTH 2000 Plan), each Non-Employee Director of HLTH automatically received, on each January 1 prior to the Merger, non-qualified options to purchase 20,000 shares of HLTH Common Stock with an exercise price equal to the closing price on the last trading date of the prior year. See “— Option Grants by HLTH” below for additional information. The following lists the total number of shares of WebMD Common Stock subject to outstanding unexercised option awards originally granted by HLTH (and automatically converted to options to purchase WebMD Common Stock in the Merger) that were held by our Non-Employee Directors as of December 31, 2009 and the weighted average exercise price of those options:

	Number of Shares Subject	Weighted Average
Name	to Outstanding Options	Exercise Price

Mark J. Adler, M.D.	118,210	$23.86
Paul A. Brooke	119,988	$19.60
Neil F. Dimick	52,401	$23.57
James V. Manning	136,875	$20.98
Herman Sarkowsky	186,648	$25.53
Joseph E. Smith	100,434	$25.81

Annual Fees

Overview.  For each of the Non-Employee Directors, the amount set forth in Column (c) of the 2009 Director Compensation Table represents the sum of the value of shares issued to pay the following amounts, each of which is described below:

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

Board Service.  Each Non-Employee Director receives an annual retainer of $30,000 for service on the WebMD Board, payable in WebMD Common Stock.

Service on Standing Committees.  We pay annual fees for service on some of the standing committees of our Board, as well as an additional fee to the Chairperson of each of those Committees, in the following amounts, payable in WebMD Common Stock:

Type of Service	Annual Fee

Membership on Audit Committee (Messrs. Dimick, Manning and Trotman)	$15,000
Chairperson of Audit Committee (Mr. Manning)	$10,000
Membership on Compensation Committee (Dr. Adler and Messrs. Sarkowsky and Smith) or Nominating & Governance Committee (Messrs. Dimick and Keller and Dr. Moossa)	$7,500
Chairperson of Compensation Committee (Dr. Adler) or Nominating & Governance Committee (Mr. Dimick)	$2,500

The amounts of the fees payable to Non-Employee Directors for service on our Board and its standing Committees are determined by the Compensation Committee and may be changed by it from time to time. The Compensation Committee also has discretion to determine whether such compensation is paid in cash, in WebMD Common Stock or some other form of compensation.

Service on Other Committees.  Our Non-Employee Directors may also receive additional fees for service on committees established by the Board for specific purposes. Those fees will generally be paid in cash on a quarterly basis for the period that the committee exists and may be set by the Board, the Compensation Committee or the committee itself. The fees paid in 2009 for service on these other Committees were as follows:

Type of Service	Fees Paid in 2009

Membership on the Strategic Planning Committee (Dr. Adler and Messrs. Dimick, Keller, Manning and Trotman)	$6,000
Membership on the Special Committee regarding the Merger (Messrs. Trotman and Keller)	$50,000
Chairperson of the Special Committee regarding the Merger (Mr. Trotman)	$20,000
Membership on the Special Committee regarding the DOJ Investigation (Dr. Adler and Messrs. Brooke, Manning, Sarkowsky and Smith)	$15,000

The payments for service on the Special Committee regarding the Merger and to its Chairman were one-time payments and that committee was disbanded upon completion of the Merger. The current quarterly payment for service on the Special Committee regarding the DOJ Investigation is $2,500, which was set by that committee. The current quarterly payment for service on the Strategic Planning Committee is $1,500, which was set by the Compensation Committee of the Board.

Option Grants by WebMD

Annual Stock Option Grants by WebMD.  On January 1 of each year, each Non-Employee Director receives a non-qualified option to purchase 13,200 shares of WebMD Common Stock pursuant to automatic annual grants of stock options under our 2005 Plan. The annual stock option awards are granted with a per-share exercise price equal to the fair market value of a share of WebMD Common Stock on the grant date. For these purposes, and in accordance with the terms of the 2005 Plan and WebMD’s equity award grant practices, the fair market value is equal to the closing price of a share of WebMD Common Stock on the Nasdaq Global Select Market on the last trading day of the prior year. The vesting schedule for each automatic annual grant is as follows: 25% of the underlying shares on each of the first through fourth anniversaries of the date of grant (full vesting on the fourth anniversary of the date of the grant). Each of our Non-Employee Directors received automatic annual grants of options to purchase 13,200 shares of WebMD Common Stock on January 1, 2009 (with an exercise price of $23.59 per share) and January 1, 2010 (with an exercise price of $38.49 per share). The options granted to Non-Employee Directors do not include any dividend or dividend equivalent rights. Each such option will expire, to the extent not previously exercised, ten years after the date of grant or earlier if their service as a director ends (generally three years from the date such service ends).

Under the 2005 Plan, outstanding unvested options held by Non-Employee Directors vest and become fully exercisable: (a) upon the Non-Employee Director’s death or termination of service as a result of disability; and (b) upon a “Change in Control” of WebMD. Those options, and any others that had previously vested, will then continue to be exercisable or lapse in accordance with the other provisions of the 2005 Plan and the award agreement. For purposes of the 2005 Plan, a Change in Control generally includes (i) a change in the majority of the Board of Directors of WebMD without the consent of the incumbent directors, (ii) any person or entity becoming the beneficial owner of 50% or more of the voting shares of WebMD, (iii) consummation of a reorganization, merger or similar transaction as a result of which WebMD’s stockholders prior to the consummation of the transaction no longer represent 50% of the voting power; and (iv) consummation of a sale of all or substantially all of WebMD’s assets. The Merger did not constitute a Change in Control for purposes of the 2005 Plan.

Discretionary Grants by WebMD.  Our Non-Employee Directors may receive grants of stock options or WebMD Restricted Stock under the 2005 Plan at the discretion of the Compensation Committee of the Board. On December 10, 2008, each Non-Employee Director received a non-qualified option to purchase 13,200 shares of WebMD Common Stock. The grants had an exercise price of $23.61 per share and the same vesting schedule and other terms as described above with respect to the annual grants to Non-Employee Directors. There had been no prior discretionary grants since WebMD’s initial public offering in September 2005.

Option Grants by HLTH

Annual Stock Option Grants by HLTH.  On January 1 of each year prior to the Merger, each Non-Employee Director received a non-qualified option to purchase 20,000 shares of HLTH Common Stock pursuant to automatic annual grants of stock options under the HLTH 2000 Plan. The annual stock option awards are granted with a per-share exercise price equal to the fair market value of a share of HLTH Common Stock on the grant date. For these purposes, and in accordance with the terms of the 2000 Plan and HLTH’s equity award grant practices, the fair market value was equal to the closing price of a share of HLTH Common Stock on the Nasdaq Global Select Market on the last trading day of the prior year. The vesting schedule for each automatic annual grant is as follows: 1/4 of the grant on the first anniversary of the date of grant and 1/48 of the grant on a monthly basis over the next three years (full vesting on the fourth anniversary of the date of grant). Each of HLTH’s Non-Employee Directors received an automatic annual grants of options to purchase 20,000 shares of HLTH Common Stock on January 1, 2009 with an exercise price of $10.46 per share, which was converted in the Merger into an option to purchase 8,888 shares of WebMD Common Stock with an exercise price of $23.54 per share. The options granted to Non-Employee Directors under the HLTH 2000 Plan do not include any dividend or dividend equivalent rights. Each such option will expire, to the extent not previously exercised, ten years after the date of grant or earlier if their service as a director ends (generally, three years from the date such service ends).

Under the 2000 Plan, outstanding unvested options held by Non-Employee Directors vest and become fully exercisable: (a) upon the Non-Employee Director’s death or termination of service as a result of disability; and (b) upon a “Change in Control” of WebMD. Those options, and any others that had previously vested, will then continue to be exercisable or lapse in accordance with the other provisions of the 2000 Plan and the award agreement. For purposes of the 2000 Plan, a “Change in Control” generally includes (i) a change in the majority of the Board of Directors of WebMD without the consent of the incumbent directors, (ii) any person or entity becoming the beneficial owner of 25% or more of the voting shares of WebMD and the Compensation Committee determining that such transaction constitutes a change in control, taking into consideration all relevant facts, (iii) consummation of a reorganization, merger or similar transaction as a result of which WebMD’s stockholders prior to the consummation of the transaction no longer represent 50% of the voting power and (iv) consummation of a sale of all or substantially all of WebMD’s assets. The Merger did not constitute a Change in Control for purposes of the 2000 Plan.

Discretionary Grants by HLTH.  HLTH’s Non-Employee Directors received grants, from time to time prior to the Merger, of stock options under the HLTH 2000 Plan at the discretion of the Compensation Committee of the HLTH Board. No such discretionary grant was made in 2009. The last such discretionary grant was made on December 10, 2008, when each Non-Employee Director received a non-qualified option to purchase 20,000 shares of HLTH Common Stock. The grants had an exercise price of $9.46 per share and the same vesting schedule and other terms as described above with respect to the annual grants by HLTH to Non-Employee Directors. In the Merger, these were converted into options to purchase 8,888 shares of WebMD Common Stock at an exercise price of $21.29 per share.

Item 11.	Executive Compensation

Overview

This section of our Annual Report contains information regarding our compensation programs and policies and, in particular, their application to a specific group of individuals that we refer to as our Named Executive Officers. Under applicable SEC rules, our Named Executive Officers for this Annual Report consist of our Chief Executive Officer, the two individuals who served as our Chief Financial Officer during 2009 and the three other executive officers of WebMD who received the most compensation for 2009. This section is organized as follows:

•	2009 Report of the Compensation Committee. This section contains a report of the Compensation Committee of our Board of Directors regarding the “Compensation Discussion and Analysis” section described below. The material in the 2009 Report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that WebMD specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

•	Compensation Committee Interlocks and Insider Participation. This section contains information regarding certain types of relationships involving our Compensation Committee members.

•	Compensation Discussion and Analysis. This section contains a description of the specific types of compensation we pay, a discussion of our compensation policies, information regarding how those policies were applied to the compensation of our Named Executive Officers for 2009 and other information that we believe may be useful to investors regarding compensation of our Named Executive Officers and other employees.

•	Executive Compensation Tables. This section provides information, in tabular formats specified in applicable SEC rules, regarding the amounts or value of various types of compensation paid to our Named Executive Officers and related information.

•	Potential Payments and Other Benefits Upon Termination or Change in Control. This section provides information regarding amounts that could become payable to our Named Executive Officers following specified events.

•	Employment Agreements with Named Executive Officers. This section contains summaries of the employment agreements between our Named Executive Officers and WebMD or its subsidiaries. We refer to these summaries in various other places in this Executive Compensation section.

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

2009 Report of the Compensation Committee

The Compensation Committee of our Board of Directors provides oversight of WebMD’s compensation programs and makes specific decisions regarding compensation of the Named Executive Officers and WebMD’s other executive officers. Set out below is the Compensation Discussion and Analysis section of this Annual Report. That section contains a discussion of WebMD’s executive compensation programs and policies and their application by the Compensation Committee in 2009 to the Named Executive Officers. The current members of the Compensation Committee and the other members of the Board who served on the Compensation Committee in 2009 have reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis. Based upon this review and our discussions, these Compensation

Committee members have recommended to our Board of Directors that the Compensation Discussion and Analysis section be included in this Annual Report on Form 10-K.

Mark J. Adler, M.D. (Chairperson)
Herman Sarkowsky
Joseph E. Smith
A. R. Moossa, M.D.
Stanley S. Trotman, Jr.

Compensation Committee Interlocks and Insider Participation

Dr. Adler was a member of the Compensation Committees of the HLTH and WebMD Boards for all of 2009. Herman Sarkowsky and Joseph E. Smith were members of the HLTH Compensation Committee in 2009 until the Merger and, immediately following the Merger, joined Dr. Adler on the reconstituted WebMD Compensation Committee. Dr. Moossa and Mr. Trotman were members of the WebMD Compensation Committee in 2009 until the Merger. None of these individuals is a current or former executive officer or employee of WebMD or HLTH or had any relationships in 2009 requiring disclosure by WebMD or HLTH under the SEC’s rules requiring disclosure of certain relationships and related-party transactions.

None of WebMD’s or HLTH’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the HLTH Compensation Committee or the WebMD Compensation Committee during 2009.

Compensation Discussion and Analysis

This section contains a description of the specific types of compensation we pay, a discussion of our compensation policies, information regarding how the compensation of our Named Executive Officers for 2009 was determined under those policies and other information that we believe may be useful to investors regarding compensation of our Named Executive Officers and other employees.

Overview of Types of Compensation Used by WebMD.  The compensation of our Named Executive Officers consists primarily of the following:

•	cash salary;

•	an annual cash bonus, the amount of which was determined by the Compensation Committee in its discretion;

•	Supplemental Bonus Plan contributions (which are cash amounts contributed to a trust, which distributes such amounts, with interest earned, the following year if the Named Executive Officer remains employed through a specified date), the amount of which was determined by the Compensation Committee in its discretion;

•	special bonuses to provide recognition for specific accomplishments or at the time of a promotion, if determined by the Compensation Committee to be appropriate and in amounts determined by the Compensation Committee in its discretion;

•	grants of options to purchase shares of WebMD Common Stock, subject to vesting based on continued employment, with an exercise price that is equal to the fair market value of WebMD Common Stock on the grant date (and, prior to the Merger, options to purchase shares of HLTH Common Stock, with an exercise price that was equal to the fair market value of HLTH Common Stock on the grant date); and

•	grants of shares of WebMD Restricted Stock, subject to vesting based on continued employment (and, prior to the Merger, grants of shares of HLTH Restricted Stock, subject to vesting based on continued employment).

A discussion of each of the above types of compensation used in 2009 follows under the heading “— Use of Specific Types of Compensation in 2009.” The compensation of our other employees generally consists of the same types of compensation, with the specific types and amounts determined by our Chief Executive Officer and other members of our senior management, in light of the policies described under “— Discussion of Compensation Policies” below. In addition, some employees are compensated partially based on commissions or similar arrangements not used at the senior management level.

In determining the forms of compensation to be used by WebMD, the Compensation Committee considers various factors, including the effectiveness of the incentives provided, tax and accounting considerations, the compensation practices of other companies and the expectations of our employees and our investors. In addition, the Compensation Committee believes that it is important that compensation be understood by the employees who receive it and by our company’s investors. The Compensation Committee believes that our compensation programs, including the types of stock options and restricted stock that we use, are effective forms of compensation and well understood. Taken as a whole, our compensation programs are intended to provide incentives to employees at various levels of seniority and responsibility to work to achieve revenue and earnings growth for WebMD in both the short-term and the long-term. See “— Discussion of Compensation Policies” below for additional discussion of the goals of our compensation programs. The Compensation Committee believes that, in light of the specific forms of compensation that WebMD uses and the specific businesses in which WebMD is engaged, our compensation programs and practices are unlikely to cause our employees to take unnecessary or excessive risks to achieve that growth and that WebMD’s internal controls and compliance programs provide reasonable mitigation for the risks inherent in providing incentives for such growth. In addition, as described more fully below, the Compensation Committee has not tied the bonuses of executive officers to specific financial targets or other quantitative goals set in advance and, instead, awards executive officer bonuses based on its subjective assessment of the performance of WebMD and of individual executive officers. The Compensation Committee believes this is an appropriate way to mitigate the inherent risk that, in providing incentives for growth, efforts to achieve short-term growth will inappropriately take precedence over the efforts and investments required to achieve long-term growth.

We have not offered any deferred compensation plans to our executive officers or to our other employees. We have also not offered any retirement plans to our executive officers other than 401(k) plans that are generally available to our employees. We refer to the WebMD 401(k) Savings Plan, the current 401(k) Plan of WebMD (which it assumed in the Merger), as the “401(k) Plan.” Subject to the terms of the 401(k) Plan, WebMD matches, in cash, 25% of amounts contributed to that Plan by each Plan participant, up to 6% of eligible pay. The matching contribution made by WebMD is subject to vesting, based on continued employment, with 50% scheduled to vest on each of the first and second anniversaries of an employee’s date of hire (with employees vesting immediately in any matching contribution made after the second anniversary). For 2009, WebMD made an additional discretionary matching contribution in March 2010 of 25 cents for every dollar contributed by participants (up to 6% of eligible pay). Messrs. Gattinella and Funston, Ms. Forte and Dr. Zatz are the Named Executive Officers who chose to participate in the 401(k) Plan in 2009.

Discussion of Compensation Policies.  The Compensation Committee’s guiding philosophy is to establish a compensation program that is:

•	Competitive with the market in order to help attract, motivate and retain highly qualified managers and executives. We seek to attract and retain talent by offering competitive base salaries, annual incentive opportunities, and the potential for long-term rewards through equity-based awards, such as stock options and restricted stock. We have, in the past, granted and may continue to grant equity-based awards to a large portion of our employees, not just our executives. Those awards have been primarily in the form of non-qualified options to purchase WebMD Common Stock.

•	Performance-based to link executive pay to company performance over the short term and long term and to facilitate shareholder value creation. It is WebMD’s practice to provide compensation opportunities in addition to base salary that are linked to our company’s performance and the individual’s performance. Achievement of short-term goals is rewarded through annual cash bonuses, while achievement of long-term objectives is encouraged through nonqualified stock option grants and

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

•	Designed to foster a long-term commitment by management. The Compensation Committee believes that there is great value to our company in having a team of long-tenured, seasoned executives and managers. Our compensation practices are designed to foster a long-term commitment to WebMD by our management team. The vesting schedules attributable to equity grants are typically three to four years.

The Compensation Committee has not retained outside consultants to assist it in implementing these policies or making specific decisions relating to executive compensation. The Compensation Committee does, from time to time, review general information regarding the compensation practices of other companies, including some that are likely to compete with WebMD for the services of our executives and employees and that information is a factor used by the Committee in its decisions and in its general oversight of compensation practices at WebMD. However, the Compensation Committee does not use that information to generate specific compensation amounts or targets and does not seek to create an objective standard for WebMD compensation based on what other companies have done. Instead, in each compensation decision, the Committee exercises its business judgment regarding the appropriateness of types and amounts of compensation in light of the value to WebMD of specific individuals. With respect to 2009 compensation, the Compensation Committee took into account recommendations made by Martin J. Wygod, Chairman of the Board, and Wayne T. Gattinella, Chief Executive Officer, with respect to determinations of the types and amounts of compensation to be paid to the other executive officers and also discussed with Messrs. Wygod and Gattinella the types and amounts such individuals believed would be appropriate to pay each of them in light of the amounts being recommended for, and paid to, the other WebMD executive officers. The key compensation decisions for 2009 for which Messrs. Wygod and Gattinella provided input to the Compensation Committee relating to WebMD’s executive officers were:

•	the amounts of the annual bonuses for 2009 and the amounts contributed to the Supplemental Bonus Plan that were approved by the Compensation Committee in March 2010 and the special bonuses paid to Messrs. Wygod and Vuolo in November 2009, as more fully described under “— Use of Specific Types of Compensation in 2009” below; and

•	the size and terms of the equity grants that were approved by the Compensation Committee in November 2009, as more fully described below under “— Use of Specific Types of Compensation in 2009 — Equity Compensation — 2009 — Grants Based on Specific Events” below.

In connection with the above, Messrs. Wygod and Gattinella provided their views to the Compensation Committee regarding key accomplishments of the executive management team for 2009 and the contribution made by individual executive officers to those accomplishments, including the individuals’ respective roles in connection with the transactions described above under “— Key Corporate Transactions and Initiatives Affecting Compensation Decisions for 2009” and other background information relevant to the performance of the individual executive officers, as described under “— Application of Compensation Policies to Individual Named Executive Officers” below. In addition, Messrs. Wygod and Gattinella have discussions, from time to time, with the Compensation Committee and the full Board of Directors regarding compensation policies generally, compensation planning and other compensation matters unrelated to specific compensation decisions and give their views on these matters to the members of the Compensation Committee and the full Board. The Compensation Committee seeks the input from Messrs. Wygod and Gattinella described above because they believe that understanding management’s views regarding its own performance helps the Compensation Committees apply the compensation policies discussed earlier in this section to specific compensation decisions. However, all the decisions regarding the compensation paid to executive officers of WebMD for 2009 were made by the Compensation Committees of WebMD or HLTH (which followed similar practices as the WebMD Compensation Committee).

WebMD’s senior management generally applies a similar philosophy and similar policies to determine the compensation of officers and managers who are not executive officers and reports to the Compensation Committee regarding these matters.

Until the Merger, the Compensation Committees of the WebMD and HLTH Boards coordinated their decision-making to the extent they believed appropriate, including by having Mark J. Adler, M.D. serve as Chairman of both Compensation Committees and by having many of the meetings of the Compensation Committees be joint meetings that included discussion of compensation at both WebMD and HLTH. That coordination began when WebMD first became a public company in 2005, at a time when the compensation of WebMD’s executive officers had, historically, been determined by, or under the oversight of, the HLTH Compensation Committee and one goal of that coordination was to facilitate continuity in decision-making. The reasons for continued coordination of the decision-making of the two Compensation Committees was to have the executive compensation philosophies and practices at HLTH and at WebMD (companies that shared some of their executive officers) be generally consistent with each other, except to the extent the Compensation Committees chose to maintain or implement specific differences that they believed to be appropriate. Notwithstanding these efforts to coordinate the work of the two Compensation Committees, prior to the Merger: the HLTH Compensation Committee was responsible for making specific determinations regarding executive compensation paid by HLTH; and the WebMD Compensation Committee was responsible for making specific determinations regarding executive compensation paid by WebMD.

Key Corporate Transactions Affecting Compensation Decisions for 2009.  The following key corporate transactions were relevant to compensation decisions for 2009:

•	Merger. In the Merger, each share of HLTH common stock was converted into 0.4444 shares of WebMD Common Stock. The shares of WebMD’s Class A Common Stock were unchanged in the Merger and continue to trade on the Nasdaq Global Select Market under the symbol “WBMD”; however, they are no longer referred to as “Class A” because the Merger eliminated both WebMD’s Class B common stock and the dual-class stock structure that had existed at WebMD. The key reasons for the Merger included allowing HLTH’s stockholders to participate directly in the ownership of WebMD, while eliminating HLTH’s controlling interest in WebMD and the inefficiencies associated with having two separate public companies, increasing the ability of WebMD to raise capital and to obtain financing, and improving the liquidity of WebMD common stock by significantly increasing the number of shares held by public stockholders.

•	Porex Sale. SNTC Holding, Inc., a wholly-owned subsidiary of HLTH, entered into a stock purchase agreement, dated as of September 17, 2009, for the sale of HLTH’s Porex business for which HLTH received approximately $74.3 million in cash at closing, subject to customary adjustment based on the amount of Porex’s working capital, received $67.5 million in senior secured notes (which we refer to as the Senior Secured Notes). The sale was completed on October 19, 2009. The Senior Secured Notes were later repurchased by the issuer for cash in April 2010 at 97% of their face value.

•	2009 Tender Offer. On December 10, 2009, we completed a tender offer for our Common Stock and repurchased 6,339,227 shares at a price of $37.00 per share. The 2009 Tender Offer represented an opportunity for WebMD to return capital to stockholders who elected to tender their shares of WebMD common stock, while stockholders who chose not to participate in the 2009 Tender Offer automatically increased their relative percentage interest in our company at no additional cost to them.

For additional information regarding these transactions, see Notes 1, 3 and 14 to the Consolidated Financial Statements included in this Annual Report. The efforts of management with respect to these transactions was taken into consideration in compensation decisions with respect to 2009, both by the Compensation Committee in its decisions relating to executive officer compensation and by the Chief Executive Officer and other members of senior management in their decisions relating to other executives.

Use of Specific Types of Compensation in 2009

Base Salary.  The Compensation Committee reviews the base salaries of our executive officers from time to time, but expects to make few changes in those salaries except upon a change in position. In 2009, two changes were made to the salaries of our Named Executive Officers: an increase from $345,000 to $375,000 in Dr. Zatz’s salary, effective May 1, 2009; and, upon the consummation of the Merger, Mr. Wygod’s salary was reduced from $975,000 to $120,000, as contemplated by the employment agreement between WebMD and him (see “Employment Agreements with Named Executive Officers — Martin J. Wygod” below). In general, it is the Compensation Committee’s view that increases in the cash compensation of our executive officers should be performance-based and achieved through the bonus-setting process, rather than through an increase in base salary. However, the Compensation Committee considers various factors when it contemplates an adjustment to base salary, including: company performance, the executive’s individual performance, scope of responsibility and changes in that scope (including as a result of promotions), tenure, prior experience and market practice. WebMD’s senior management considers similar factors in determining whether to make adjustments to salaries of other employees, and such changes are made more frequently.

Annual Bonuses Paid by WebMD to the Named Executive Officers.  WebMD’s executive officers have the opportunity to earn annual cash bonuses. However, WebMD’s Named Executive Officers (and its other executive officers) do not participate in a formal annual bonus plan and the Compensation Committee did not set quantitative performance targets, in advance, for use in determining bonus amounts for executive officers for 2009. After the end of 2009, the Compensation Committee determined annual cash bonus amounts to be paid by WebMD to its executive officers based on its subjective assessment of the performance of WebMD in 2009, taking into consideration its views regarding the extent to which financial and operational goals discussed by management and the Board at various times during 2009 were achieved. The Compensation Committee believes that, for WebMD at this time, a flexible annual bonus process is a more appropriate one for motivating WebMD’s executive officers than setting quantitative targets in advance because it allows the Compensation Committee to consider, in its bonus determinations:

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

While the Compensation Committee does not set quantitative performance targets in advance, it does set individual target bonus opportunities, as a percentage of base salary, for each Named Executive Officer. In some cases, these percentages are reflected in the employment agreement for the Named Executive Officer approved by the Compensation Committee. The higher the target percentage of an individual’s salary that the annual bonus opportunity represents, the greater the percentage of total annual cash compensation that is not guaranteed for that individual. Generally, the target percentage (and therefore the percentage of annual compensation that is not guaranteed) increases with the level and scope of responsibility of the executive, as does salary. The target annual bonus opportunities, for 2009, for the Named Executive Officers (other than

Mr. Funston, who was no longer an employee at year-end and Mr. Wygod, for whom no such target was set) are set forth in the following table:

				Target
				Annual
			Target	Bonus
			Annual	Amount as
Named		Annual	Bonus	a Percent
Executive Officer	Title	Salary	Opportunity	of Salary

Wayne T. Gattinella	Chief Executive Officer and President	$560,000	$560,000	100%
Anthony Vuolo	Chief Operating Officer and Chief Financial Officer	$450,000	$450,000	100%
Nan-Kirsten Forte	Executive Vice President — Consumer Services	$353,000	$123,600	35%
Steven Zatz, M.D.	Executive Vice President — Professional Services	$375,000	$131,300	35%

However, the Compensation Committee retained discretion in 2009 regarding the actual annual bonus amounts to be paid these Named Executive Officers, which could be less than, equal to or more than the target bonus opportunity. The following table lists, for these Named Executive Officers, the sum of the annual cash bonuses and the SBP Awards (described further below), and the percentage this sum represented of the target annual bonus opportunity:

Named		Sum of 2009 Annual Bonus and SBP Award		Sum of 2008 Annual Bonus and SBP Award
Executive Officer	Title	Amount	% of Target	Amount	% of Target

Wayne T. Gattinella	Chief Executive Officer and President	$400,000	71%	$270,000	48%
Anthony Vuolo	Chief Operating Officer and Chief Financial Officer	$315,000	70%	$250,000	56%
Nan-Kirsten Forte	Executive Vice President — Consumer Services	$115,000	93%	$90,000	73%
Steven Zatz, M.D.	Executive Vice President — Professional Services	$125,000	95%	$90,000	74%

For each of 2009 and 2008, there were two separate bonus amounts for each of the above Named Executive Officers, a cash bonus and an award under the SBP (as described below), in the following amounts:

Named		2009 Amounts		2008 Amounts
Executive Officer	Title	Cash Bonus	SBP Award	Cash Bonus	SBP Award

Wayne T. Gattinella	Chief Executive Officer and President	$268,000	$132,000	$135,000	$135,000
Anthony Vuolo	Chief Operating Officer and Chief Financial Officer	$211,050	$103,950	$125,000	$125,000
Nan-Kirsten Forte	Executive Vice President — Consumer Services	$77,050	$37,950	$45,000	$45,000
Steven Zatz, M.D.	Executive Vice President — Professional Services	$83,750	$41,250	$45,000	$45,000

For 2009, the Compensation Committee primarily considered WebMD’s financial and operational performance in setting annual bonuses for its executive officers, including the above Named Executive Officers. However, the Compensation Committee did not attempt to tie the amounts of the 2009 annual bonuses for these executive officers to any specific measures and, instead, based its bonus determinations on its subjective view of our company’s results and management’s accomplishments. Because the Compensation Committee viewed the financial and operation performance of WebMD’s public portals as being strong, particularly in light of a difficult economic environment, and the financial and operational performance of its private portals in 2009 to be adequate in a difficult economic environment, the Compensation Committee set the combined amounts for 2009 for annual bonuses and SBP awards of the above Named Executive Officers at levels higher than in 2008 and the amounts for Ms. Forte and Dr. Zatz, whose positions are in the public portals, received amounts near their targets. The Compensation Committee also decided to reduce the percentage of the total amount that went to the SBP award from 50% to approximately 33%, so that the most of the increase would be reflected in the cash bonus.

Bonuses for Mr. Wygod.  Mr. Wygod received: an annual bonus for 2009 of $335,000 and an SBP award of $165,000 in recognition of his contributions as a member of WebMD’s management; and a special bonus of $900,000, paid in November 2009, in recognition of his contributions to the completion of HLTH’s divestiture of Porex, including his leadership in identifying and negotiating with potential purchasers. For 2008, Mr. Wygod’s annual bonus of $1,500,000 was determined by the HLTH Compensation Committee and paid by HLTH. The HLTH Compensation Committee believed it was appropriate to reward Mr. Wygod for his efforts in connection with significant corporate transactions during 2008, including: HLTH’s sales of its ViPS business for approximately $223 million (net of expenses and a working capital adjustment) and of its 48% ownership interest in Emdeon Business Services for approximately $575 million (net of expenses); the then ongoing sale process with respect to HLTH’s Porex business; the terminated merger between HLTH and WebMD in 2008; and a cash tender offer completed by HLTH in late November 2008, pursuant to which HLTH repurchased 83,699,922 shares of its Common Stock at a price of $8.80 per share (which represented approximately 45% of the outstanding shares of HLTH Common Stock immediately prior to the tender offer). With respect to these transactions, Mr. Wygod led the HLTH management team, including in analysis of alternatives, structuring, negotiations, interfacing with outside advisors, supervision of internal staff, and the making of recommendations to the HLTH Board.

Bonuses for Mr. Vuolo for Services Provided to HLTH.  For 2009, Mr. Vuolo received a special bonus of $100,000 paid in November 2009 in recognition of his contributions to the completion of HLTH’s divestiture of Porex. For 2008, HLTH paid a bonus of $250,000 to Mr. Vuolo in recognition of services he provided to HLTH in 2008, including in connection with HLTH’s strategic transactions during 2008 referred to above in connection with Mr. Wygod’s 2008 bonus. Mr. Vuolo also received annual bonuses from WebMD for 2008 and 2009, as described above. Mr. Vuolo’s employment agreement had contemplated that he would receive compensation from HLTH for services he provided to HLTH outside his responsibilities at WebMD.

Supplemental Bonus Plan (SBP).  Supplemental Bonus Plan contributions are cash amounts contributed by WebMD for specified Named Executive Officers (and other WebMD employees) to a trust (the Supplemental Bonus Trust), which distributes such amounts, with actual interest earned, the following year if the employee remains employed through a specified date), as more fully described below:

•	2009 SBP Awards. In March 2010, the Compensation Committee of the WebMD Board approved the contribution, made in March 2010, to the Supplemental Bonus Trust of SBP Awards for 2009 (which we refer to as the 2009 SBP Awards), including the contributions for Named Executive Officers described above. In order to receive the applicable payment from the Supplemental Bonus Trust for the 2009 SBP Awards, each SBP participant is required to be employed by WebMD on March 1, 2011 (subject to limited exceptions for death, disability, or certain terminations of employment in connection with a sale of a subsidiary, the closing of a business location or certain other position eliminations). The Supplemental Bonus Trust will distribute the 2009 SBP Awards, together with actual net interest earned on the respective amounts, to SBP participants as promptly as practicable following March 1, 2011 (but in no event later than 2 1/2 months following such date).

•	2008 SBP Awards. In February 2009, the Compensation Committee of the WebMD Board approved the contribution, made in March 2009, to the Supplemental Bonus Trust of SBP Awards for certain WebMD officers and employees for 2008 (which we refer to as the 2008 SBP Awards), including the contributions for Named Executive Officers described above. In order to receive the applicable payment from the Supplemental Bonus Trust for the 2008 SBP Awards, each SBP participant was required to be employed by WebMD on March 1, 2010 (subject to limited exceptions for death, disability, or certain terminations of employment in connection with a sale of a subsidiary, the closing of a business location or certain other position eliminations). Messrs. Funston and Wygod did not receive 2008 SBP Awards. In March 2010, the Supplemental Bonus Trust distributed the 2008 SBP Awards, together with actual net interest earned on the respective amounts, to SBP participants and, at that time: Mr. Gattinella received $135,099; Mr. Vuolo received $125,091; Ms. Forte received $45,033; and Dr. Zatz received $45,033.

•	2007 SBP Awards. In March 2008, the WebMD Compensation Committee approved the contribution, made in March 2008, to the Supplemental Bonus Trust of SBP Awards for 2007 (which we refer to as the 2007 SBP Awards) for certain WebMD officers and employees, including: a $135,000 contribution for Mr. Gattinella; a $125,000 contribution for Mr. Vuolo; a $40,000 contribution for Ms. Forte; and a $45,000 contribution for Dr. Zatz. Messrs. Funston and Wygod did not receive 2007 SBP Awards. In order to receive the applicable payment from the Supplemental Bonus Trust for the 2007 SBP Awards, each SBP participant was required to be employed by WebMD on March 1, 2009 (subject to limited exceptions for death, disability, or certain terminations of employment in connection with a sale of a subsidiary, the closing of a business location or certain other position eliminations). In March 2009, the Supplemental Bonus Trust distributed the 2007 SBP Awards, together with actual net interest earned on the respective amounts, to SBP participants and, at that time: Mr. Gattinella received $136,869; Mr. Vuolo received $126,730; Ms. Forte received $40,554; and Dr. Zatz received $45,623.

Any contributions to the Supplemental Bonus Trust that are forfeited for failure to meet the employment condition by an SBP participant are shared by the remaining SBP participants for that year, except that SBP participants who are executive officers of WebMD are not eligible to receive any portion of such forfeitures.

Equity Compensation.  We use two types of long-term incentives: non-qualified stock options and restricted stock. Stock options are granted with an exercise price that is equal to the fair market value of WebMD Common Stock on the grant date. Thus, participants in our equity plans (including the Named Executive Officers) will only realize value on their stock options if the price of WebMD Common Stock increases after the grant date. The Compensation Committee believes that equity compensation, subject to vesting periods of three to four years, encourages employees to focus on the long-term performance of our company. The amount that employees receive from equity awards increases when the price of WebMD Common Stock increases, which rewards employees for increasing shareholder value. The vesting schedules applicable to these equity awards are intended to further promote retention of employees during the vesting period.

The Compensation Committee does not make equity grants to our executive officers on an annual or other pre-determined basis. In determining whether and when to make equity grants, the Compensation Committee considers the history of prior grants made to individual executive officers, their vesting status and the amounts that have been or may be realized by those individuals from those grants. In addition, the Compensation Committee considers factors similar to those it considers in its decisions relating to cash compensation, as described above, including factors relating to individual and company performance. Finally, the Compensation Committee typically makes larger grants to the executive officers it believes have the greatest potential to affect the value of our company and improve results for stockholders. Similar considerations apply to grants made to other officers and employees. The HLTH Compensation Committee took a similar approach with respect to equity grants to HLTH’s executive officers and a similar approach was taken with respect to grants made to other HLTH officers and employees.

•	2008 — Broad-Based Grants by WebMD and HLTH. In December 2008, the WebMD Compensation Committee approved the making of a broad-based equity grant to most of WebMD’s employees, following an increase in the number of shares available for grant under the 2005 Plan approved at our 2008 Annual Meeting of Stockholders. Similarly, in December 2008, the HLTH Compensation Committee approved the making of a broad-based equity grant to HLTH’s Corporate employees. The respective Compensation Committees also specifically determined the size and terms of the grants to be made to executive officers. See “Executive Compensation Tables — Outstanding Equity Awards at End of 2009” below. WebMD had not made any grants to any of its executive officers since the grants made at the time of our initial public offering in September 2005, other than the grant to Dr. Pence at the time he joined WebMD in late 2007. Accordingly, most of our current executive officers held equity awards that were substantially vested (with one 25% vesting in September 2009 remaining), which reduced the employee retention incentive provided by those awards. The vesting schedule for the December 2008 WebMD equity grants is 25% on March 31 of each of 2010 through 2013. This vesting schedule, which differs from the standard vesting schedule used by WebMD (25% on the first four anniversaries of grant), was designed so that the initial vesting would be six months after the last vesting of the grants made in connection with our initial public offering. HLTH had not made any grants to its executive officers since the fourth quarter of 2006 (with no grant being made to Mr. Gattinella at that time). In making grants of HLTH equity in December 2008, the HLTH Compensation Committee took into consideration the fact that the option grants made in 2006 were out-of-the-money in December 2008, with an exercise price of $11.86 (or, in the case of Mr. Funston, of $11.60). The grants made in December 2008 had an exercise price of $9.46 (the closing price on December 10, 2008, the date of grant), other than the grant to Mr. Wygod, which had an exercise price of $8.49 (the closing price on December 1, 2008, the date of grant). Similarly, in making grants of WebMD equity to Dr. Pence in December 2008, the WebMD Compensation Committee took into consideration the fact that the option grants made to Dr. Pence when he joined WebMD in November 2007 were out-of-the-money, with an exercise price of $45.23. The grants made by WebMD in December 2008 had an exercise price of $23.61.

•	2009 — Grants Based on Specific Events. WebMD made two grants of equity to Named Executive Officers in 2009: (1) one to Mr. Vuolo in connection with his taking on the additional position of Chief Financial Officer (as described in Footnote 6 to the Summary Compensation Table) and (2) one to Mr. Wygod and the time of the reduction of his salary from $975,000 per year to $120,000 per year (as described in Footnote 12 to the Summary Compensation Table). HLTH did not make any grants of equity to our Named Executive Officers in 2009.

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

In 2009, two changes were made to the salaries of our Named Executive Officers: an increase from $345,000 to $375,000 in Dr. Zatz’s salary, effective May 1, 2009; and, upon the consummation of the Merger, Mr. Wygod’s annual salary was reduced from $975,000 to $120,000, as contemplated by the employment agreement between WebMD and him (see “Employment Agreements with Named Executive Officers — Martin J. Wygod” below). The application of compensation policies to individual Named Executive Officers in 2009 related primarily to: (a) their bonuses, as described above (including the fact that Messrs. Wygod and Vuolo received bonuses in recognition of the successful completion of the sale of Porex by HLTH); and (b) grants of equity made in November 2009, described above, to Mr. Wygod in connection with his salary reduction to $120,000 and to Mr. Vuolo in connection with his assuming the additional position of Chief Financial Officer.

Benefits and Perquisites.  Our executive officers are generally eligible to participate in our benefit plans on the same basis as our other employees (including matching contributions to the 401(k) Plan and company-paid group term life insurance). For the past several years, we have maintained a sliding scale for the cost of employee premiums for our health plan, under which employees with higher salaries pay a higher amount. The limited perquisites (or “perks”) received by our Named Executive Officers in 2009 are described in the footnotes to the Summary Compensation Table. In addition, our executive officers (as part of a larger group of employees generally having a title of “Vice President” or higher or a salary of $180,000 or more) receive company-paid supplemental disability insurance, the cost of which is listed in those footnotes.

Compensation Following Termination of Employment or a Change in Control

Overview.  WebMD does not offer any deferred compensation plans to our executive officers or other employees and does not offer any retirement plans to our executive officers, other than a 401(k) plan generally available to our other employees. Accordingly, the payment and benefit levels for WebMD’s Named Executive Officers applicable upon a termination or a change in control result from provisions in the employment agreements between WebMD and the individual Named Executive Officers. However, unlike annual or special bonuses or the amounts of equity grants (which the Compensation Committee generally determines in its discretion at the time of payment or grant), the terms of employment agreements are the result of negotiations between WebMD and those individuals, which generally occur at the time the individual joins WebMD or in connection with a promotion to a more senior position with WebMD (subject to the approval of the Compensation Committee in the case of executive officer employment agreements). The Compensation Committees of WebMD and HLTH have, in the past, usually been willing to include similar provisions relating to potential terminations and changes in control in connection with the renewal of or extensions to an employment agreement with an existing executive officer as those in the existing employment agreement with that executive officer. The employment agreements with our Named Executive Officers are described under the heading “Employment Agreements with Named Executive Officers” below and summaries of the types of provisions relating to post-termination compensation included in those agreements are included in this section under the headings “— Employment Agreement Provisions Regarding Termination Benefits” and “— Employment Agreement Provisions Regarding Change in Control Benefits” below.

In determining whether to approve executive officer employment agreements (or amendments of or extensions to those agreements), the Compensation Committee considers our need for the services of the specific individual and the alternatives available to us, as well as potential alternative employment opportunities available to the individual from other companies. In considering whether to approve employment agreement terms that may result in potential payments and other benefits for executives that could become payable following a termination or change in control, the Compensation Committee considers both the costs that could potentially be incurred by our company, as well as the potential benefits to our company, including benefits to our company from post-termination confidentiality, non-solicit and non-compete obligations imposed on the executive and provisions relating to post-termination services that may be required of certain Named Executive Officers. In the case of potential payments and other benefits that could potentially become payable following a change in control, the Compensation Committee considers whether those provisions would provide appropriate benefit to an acquiror, in light of the cost the acquiror would incur, as well as benefits to our company during the period an acquisition is pending. HLTH had similar policies and practices prior to the Merger.

Employment Agreement Provisions Regarding Termination Benefits.  Certain of the employment agreements with our Named Executive Officers provide, or have provided, for some or all of the following to be paid if the Named Executive Officer is terminated without cause or resigns for good reason (the definitions of which are typically set forth in the applicable employment agreement), dies or ceases to be employed as a result of disability:

•	continuation of cash compensation (including salary and, in some cases, an amount based on past bonuses) for a period following termination;

•	continuation or acceleration of vesting and/or exercisability of some or all options or restricted stock; and

•	continued participation in certain of our health and welfare insurance plans or payment of COBRA premiums.

The amount and nature of these benefits vary by individual, with the most senior of the Named Executive Officers typically receiving more of these benefits and receiving them for a longer period. These benefits also vary depending on the reason for the termination. See “Employment Agreements with Named Executive Officers” below for a description of the specific provisions that apply to specific Named Executive Officers and “Potential Payments and Other Benefits Upon Termination of Employment or Change in Control” below for a sample calculation, based on applicable SEC rules, of the amounts that would have been payable if termination for specified reasons had occurred as of December 31, 2009. No such post-termination benefits apply if a Named Executive Officer is terminated for cause. The Compensation Committee believes that the protections provided to executive officers by the types of employment agreement provisions described above are appropriate for the attraction and retention of qualified and talented executives and consistent with good corporate governance.

Employment Agreement Provisions Regarding Change in Control Benefits.  The Compensation Committee believes that executives should generally not be entitled to severance benefits solely as a result of the occurrence of a change in control, but that it is appropriate to provide for such benefits if a change in control is followed by a termination of employment or other appropriate triggering event. See “— Employment Agreement Provisions Regarding Termination Benefits” above. However, as more fully described below under “Employment Agreements with the Named Executive Officers” and “Potential Payments and Other Benefits Upon Termination of Employment or Change in Control” below, the Compensation Committee has approved the following exceptions:

•	In the case of Mr. Gattinella, his employment agreement provides that, so long as he remains employed for one year following a change in control of WebMD, his options to purchase WebMD Common Stock granted on December 10, 2008 would continue to vest until the second anniversary of the change in control, even if he resigns from the employ of WebMD prior to such vesting date. In addition, that portion of the restricted stock grant made on December 10, 2008 that would have vested through the second anniversary of the change in control would become vested on the date of his resignation.

•	With respect to Mr. Vuolo, his employment agreement includes terms providing that he would be able to resign following a change in control, (a) after the completion of a six month transition period with the successor, and receive the same benefits that he would be entitled to upon a termination without cause following the change in control (as set forth in the tables below and the description of his employment agreement that follows) or (b) in the case of the December 2008 equity grants from WebMD and HLTH and the November 2009 equity grant from WebMD, after the completion of a one year transition period, in which event (i) the options granted in December 2008 would continue to vest until the second anniversary of the change in control, (ii) that portion of the WebMD Restricted Stock granted in December 2008 that would have vested through the second anniversary of the change in control would become vested on the date of his resignation and (iii) that portion of the WebMD Restricted Stock granted in November 2009 that remains unvested will vest on the date of resignation.

•	Mr. Wygod’s employment agreement includes terms providing that if there is a change in control of WebMD, the vesting of the WebMD equity granted to him will accelerate on that date.

In the negotiations with those Named Executive Officers regarding their employment agreements, the WebMD Compensation Committee or the HLTH Compensation Committee (which was authorized to make compensation determinations with respect to WebMD executive officers prior to WebMD’s initial public offering and was authorized to make compensation determinations with respect to compensation granted by HLTH to executive officers of HLTH and WebMD) recognized that, for those individuals, a change in control is likely to result in a fundamental change in the nature of their responsibilities. Accordingly, under their employment agreements, the applicable Compensation Committee approved the specific Named Executive Officers having, following a change in control, the rights described above. The Compensation Committees believed that the rights provided were likely to be viewed as appropriate by a potential acquiror in the case of those specific individuals. In addition, the Compensation Committees sought to balance the rights given to the Named Executive Officers with certain requirements to provide transitional services (as described below) in types and amounts likely to be viewed as reasonable by a potential acquiror.

If the benefits payable to either Mr. Wygod or Mr. Vuolo in connection with a change in control would be subject to the excise tax imposed under Section 280G of the Internal Revenue Code of 1986

(“Section 280G”), WebMD has agreed to make an additional payment to him so that the net amount of such payment (after taxes) that he receives is sufficient to pay the excise tax due.

Application in 2009.  The Merger did not constitute a change in control for purposes of the employment agreements of any of WebMD’s executive officers and no changes were made to any of the employment agreements of WebMD’s executive officers in 2009 that provided additional rights upon termination of employment or a change in control. However, there were three matters in which the Compensation Committee exercised discretion in 2009 relating to post-termination compensation:

•	In July 2009, WebMD entered into an amendment to Mr. Wygod’s employment agreement that provided that, instead of Mr. Wygod becoming a non-executive Chairman upon completion of the Merger, as contemplated by his existing employment agreement, he would continue to serve as executive Chairman of the Board of WebMD following the Merger and that, upon the consummation of the Merger, his salary would be reduced from $975,000 to $120,000, but he would continue to have the right, if his employment were to terminate for any reason, to receive the severance he would have received had he become a non-employee Chairman of the Board of WebMD upon the closing of the Merger, as had originally been contemplated. For additional information regarding this amendment, see “Employment Agreements with Named Executive Officers — Martin J. Wygod” below.

•	In making the grant to Mr. Wygod of 110,000 shares of WebMD Restricted Stock in November 2009 at the time his salary was reduced to $120,000, the Compensation Committee determined that it was appropriate that if Mr. Wygod’s employment were to be terminated by WebMD without cause, by Mr. Wygod for good reason or as a result of death or disability, the vesting of the shares would accelerate.

•	In making the grant to Mr. Vuolo of 44,000 shares of WebMD Restricted Stock in November 2009 upon his becoming Chief Financial Officer, the Compensation Committee determined that it was appropriate that if a change in control occurs, he may resign beginning one year after the change in control and any remaining unvested shares would vest.

Deductibility of Compensation.  Section 162(m) of the Internal Revenue Code generally limits the ability of a publicly held corporation to deduct compensation in excess of $1 million per year paid to certain executive officers. It is the policy of the Compensation Committee to structure, where practicable, compensation paid to its executive officers so that it will be deductible under Section 162(m) of the Code. Accordingly, WebMD’s equity plans under which awards are made to officers and directors are generally designed to ensure that compensation attributable to stock options granted will be tax deductible by WebMD. However, cash bonuses for WebMD’s executive officers and grants of restricted stock do not qualify as performance-based within the meaning of Section 162(m) and, therefore, are subject to its limits on deductibility. In determining that the compensation of WebMD’s executive officers for 2009 was appropriate under the circumstances and in the best interests of WebMD and its stockholders, the Compensation Committee considered the amount of net operating loss carryforwards available to WebMD to offset income for Federal income tax purposes. See Note 15 to the Consolidated Financial Statements included in this Annual Report.

Executive Compensation Tables

This section provides information, in tabular formats specified in applicable SEC rules, regarding the amounts of compensation paid to our Named Executive Officers and related information. The tables included are:

•	Summary Compensation Table, which presents information regarding our Named Executive Officer’s total compensation and the types and value of its components; and

•	three tables providing additional information regarding our equity compensation, entitled: Grants of Plan-Based Awards in 2009; Outstanding Equity Awards at End of 2009; and Option Exercises and Stock Vested in 2009.

As permitted by the SEC rules relating to the executive compensation tables, the following tables reflect only the types of compensation that WebMD and HLTH paid to our Named Executive Officers. For example, since our only retirement plan is a 401(k) plan, we do not include tables applicable to other types of retirement plans. For a general description of the types of compensation paid by WebMD and HLTH, see “Compensation Discussion and Analysis — Overview of Types of Compensation.”

In certain places in the following tables, we have indicated by use of the letters “W” and “H” whether equity compensation relates to securities originally issued by WebMD or HLTH. At the time of the completion of the Merger, outstanding awards of HLTH equity were assumed by WebMD. Accordingly, when reporting information as of December 31, 2009 (as required in various places in these tables) for grants originally made by HLTH, the tables reflect the number of shares of WebMD Common Stock subject to the grant (and, in the case of options, the exercise price) on December 31, 2009, after conversion in the Merger.

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

(a)	(b)	(c)	(d)		(e)	(f)	(g)		(h)
					Stock	Option	All Other
Name and		Salary	Bonus		Awards	Awards	Compensation		Total
Principal Position	Year	($)(1)	($)(2)		($)(3)	($)(3)	($)		($)

Wayne T. Gattinella	2009	581,538	404,869	(4)	—	—	13,658	(5)	1,000,065
Chief Executive Officer	2008	560,000	135,000		1,416,600W	2,426,184W	9,758	(5)	4,547,542
and President	2007	560,000	135,000		—	—	9,214	(5)	704,214
Anthony Vuolo	2009	467,308	437,780	(7)	1,507,440W	—	18,l65	(8)	2,430,693
Chief Operating Officer and	2008	450,000	375,000	(9)	1,156,890W	500,310H	17,704	(8)	4,481,288
Chief Financial Officer(6)						1,981,384W

						2,481,694
	2007	450,000	125,000		—	—	16,610	(8)	591,610
Nan-Kirsten Forte	2009	366,058	117,604	(10)	—	—	8,095	(11)	491,757
Executive Vice President —	2008	352,500	45,000		472,200W	1,010,910W	5,595	(11)	1,886,205
Consumer Services	2007	352,500	80,000		—	—	5,445	(11)	437,945
Martin J. Wygod(12)	2009	848,077	1,235,000	(13)	3,768,600W	—	10,847	(14)	5,862,524
Chairman of the Board	2008	975,000	1,500,000		2,037,600H	1,224,960H	10,847	(14)	9,591,191
					1,416,600W	2,426,184W

					3,454,200	3,651,144
	2007	975,000	520,000		—	—	10,847	(14)	1,505,847
Steven Zatz, M.D.	2009	378,577	129,373	(15)	—	—	8,865	(16)	516,815
Executive Vice President —	2008	345,000	45,000		566,640W	1,010,910W	6,257	(16)	1,973,807
Professional Services	2007	345,000	45,000		—	—	6,215	(16)	396,215
Mark D. Funston	2009	324,519	—		—	—	90,204	(18)	414,723
Former Chief Financial	2008	375,000	130,000		118,250H	511,848H	7,930	(18)	1,749,574
Officer(17)						606,546W

						1,118,394
	2007	375,000	100,000		—	—	169,948	(18)	644,948

(1)	For information regarding the annual salary rate of the Named Executive Officers, see “Employment Agreements with Named Executive Officers” below. We pay salary to our employees on a bi-weekly basis and, in calendar year 2009, we made 27 such bi-weekly payments, so certain of the Named Executive Officers received aggregate salary payments in calendar year 2009 that exceeded their annual salary rate and that higher amount is reported in Column (c).

(2)	The amounts reported in Column (d) include, to the extent applicable to the individual Named Executive Officers, with respect to the years listed: annual cash bonuses for that year (which were paid in February or March of the following year); special bonuses paid in cash during that year; and amounts released from the Supplemental Bonus Trust during that year. See “— Background Information Regarding the Summary Compensation Table — Supplemental Bonus Plan (SBP)” below for a description of contributions made to, and releases from, a Supplemental Bonus Trust with respect to the Named Executive Officers. Where amounts listed for an individual in a specific year include anything other than just the annual cash bonus for that year, we have included the breakdown in a footnote to this table below.

(3)	The amounts reported in Columns (e) and (f) above reflect the grant date fair value, in the year of grant, for the WebMD Restricted Stock, HLTH Restricted Stock and options to purchase WebMD Common Stock and HLTH Common Stock awarded in each of 2009, 2008 and 2007, if any, to the respective Named Executive Officers, computed in accordance with FASB ASC Topic 718. See Note 12 (Stock-Based Compensation) to the Consolidated Financial Statements included in this Annual Report for an explanation of the methodology and assumptions used in determining the fair value of these awards. The actual amounts, if any, ultimately realized by our Named Executive Officers from these grants depend on the price of our Common Stock at the time of vesting of restricted stock or at the time of exercise of vested stock options, as the case may be.

(4)	Consists of: (a) an annual bonus for 2009 of $268,000 and (b) $136,869 released in March 2009 from the Supplemental Bonus Trust with respect to contributions made on Mr. Gattinella’s behalf for 2007.

(5)	For 2009, consists of: (a) $7,350 in company matching contributions under the 401(k) Plan; (b) $3,986 for company-paid supplemental disability insurance; and (c) $2,322 for company-paid group term life insurance. For 2008, consists of: (a) $3,450 in company matching contributions under the 401(k) Plan; (b) $3,986 for company-paid supplemental disability insurance; and (c) $2,322 for company-paid group term life insurance. For 2007, consists of: (a) $2,906 in company matching contributions under the 401(k) Plan; (b) $3,986 for company-paid supplemental disability insurance; and (c) $2,322 for company-paid group term life insurance.

(6)	Mr. Vuolo served as our Chief Operating Officer for all of 2009 and began serving in the additional position of Chief Financial Officer in October 2009. In connection with Mr. Vuolo becoming Chief Financial Officer of WebMD, he was granted 44,000 shares of WebMD Restricted Stock on November 3, 2009, 25% of which is scheduled to vest on each of the first four anniversaries of the date of grant. That grant is reflected in Column (e) for 2009.

(7)	Consists of: (a) an annual bonus for 2009 of $211,050; (b) a special bonus of $100,000 paid in November 2009 in recognition of his contributions to the completion of HLTH’s divestiture of Porex; and (c) $126,730 released in March 2009 from the Supplemental Bonus Trust with respect to contributions made on Mr. Vuolo’s behalf for 2007.

(8)	For 2009, consists of: (a) $4,462 for company-paid supplemental disability insurance; (b) $1,242 for company-paid group term life insurance; and (c) an automobile allowance of $12,461. For 2008, consists of: (a) $4,462 for company-paid supplemental disability insurance; (b) $1,242 for company-paid group term life insurance; and (c) an automobile allowance of $12,000. For 2007, consists of: (a) $3,368 for company-paid supplemental disability insurance; (b) $1,242 for company-paid group term life insurance; and (c) an automobile allowance of $12,000.

(9)	Consists of: (a) an annual bonus for 2008 of $125,000 and (b) a bonus of $250,000 for services Mr. Vuolo provided to HLTH during 2008 outside his responsibilities as an officer of WebMD, including services in connection with HLTH’s divestitures and tender offer during 2008.

(10)	Consists of: (a) an annual bonus for 2009 of $77,050 and (b) $40,554 released in March 2009 from the Supplemental Bonus Trust with respect to contributions made on Ms. Forte’s behalf for 2007.

(11)	For 2009, consists of: (a) $810 company-paid group term life insurance, (b) $2,385 company-paid supplemental disability insurance; and (c) $4,900 in company matching contributions under the 401(k) Plan. For 2008, consists of: (a) $810 company-paid group term life insurance, (b) $2,385 company-paid supplemental disability insurance; and (c) $2,300 in company matching contributions under the 401(k) Plan. For 2007, consists of: (a) $810 company-paid group term life insurance, (b) $2,385 company-paid supplemental disability insurance; and (c) $2,250 in company matching contributions under the 401(k) Plan.

(12)	At the time of the Merger, Mr. Wygod’s salary was reduced from $975,000 per year to $120,000 per year. In connection with that reduction, Mr. Wygod was granted 110,000 shares of WebMD Restricted Stock on November 3, 2009, 25% of which is scheduled to vest on each of the first four anniversaries of the date of grant. That grant is reflected in Column (e) for 2009. For additional information, see “Employment Agreements with Named Executive Officers — Martin J. Wygod” below.

(13)	Consists of: (a) an annual bonus for 2009 of $335,000; (b) a special bonus of $900,000 paid in November 2009 in recognition of his contributions to the completion of HLTH’s divestiture of Porex.

(14)	For each of 2009, 2008 and 2007, consists of: (a) $3,989 for company-paid supplemental disability insurance; and (b) $6,858 for company-paid group term life insurance.

(15)	Consists of: (a) an annual bonus for 2009 of $83,750 and (b) $45,623 released in March 2009 from the Supplemental Bonus Trust with respect to contributions made on Dr. Zatz’s behalf for 2007.

(16)	For 2009, consists of: (a) $1,242 for company-paid group term life insurance; (b) $2,723 for company-paid supplemental disability insurance; and (c) $4,900 in company matching contributions under the 401(k) Plan. For 2008, consists of: (a) $1,242 company-paid group term life insurance, (b) $2,715 company-paid supplemental disability insurance; and (c) $2,300 in company matching contributions under the 401(k) Plan. For 2007, consists of: (a) $1,242 company-paid group term life insurance, (b) $2,723 company-paid supplemental disability insurance; and (c) $2,250 in company matching contributions under the 401(k) Plan.

(17)	Mr. Funston served as Chief Financial Officer of WebMD until October 2009. For information on post-termination compensation payable to Mr. Funston, see “Employment Agreements with Named Executive Officers — Mark D. Funston” below.

(18)	For 2009, consists of: (a) $64,904 in severance payments; (b) $17,308 in payment for unused accrued vacation days; (c) $1,242 for company-paid group term life insurance; (d) $2,975 for company-paid supplemental disability insurance; (e) $3,675 in company matching contributions under the 401(k) Plan; and (f) a $100 gift card (an incentive for employees who completed a WebMD Health Manager online questionnaire). For 2008, consists of: (a) $3,450 in company matching contributions under the 401(k) Plan; (b) $3,570 for company-paid supplemental disability insurance; (c) a $100 gift card (an incentive for employees who completed a WebMD Health Manager online questionnaire); and (d) $810 for company-paid group term life insurance. For 2007, consists of: (a) $3,338 in company matching contributions under the 401(k) Plan; (b) $3,570 for company-paid supplemental disability insurance; (c) $810 for company-paid group term life insurance; and (d) $88,545 for reimbursement of relocation costs plus $73,685 for reimbursement of amounts required to pay income taxes resulting from the payment for such relocation costs.

Background Information Regarding the Summary Compensation Table

General.  The Summary Compensation Table above quantifies the amount or value of the different forms of compensation earned by or awarded to our Named Executive Officers by WebMD and by HLTH and provides a dollar amount for total compensation for each year covered. Compensation paid by WebMD to the Named Executive Officers was subject to approval of the WebMD Compensation Committee and compensation paid by HLTH to the Named Executive Officers was subject to approval by the HLTH Compensation Committee.

Equity Compensation.  Under current SEC rules (which were amended at the end of 2009), the Summary Compensation Table reflects the full grant date fair value of an equity grant in the year in which the grant is made. As a result, the compensation of our executive officers reported in the Summary Compensation Table may vary greatly from year to year, depending on which years grants were made to specific WebMD executive officers. WebMD has not, in the past, made equity grants to our executive officers or our other employees on an annual or other pre-determined basis. HLTH took a similar approach with respect to equity grants. Accordingly, we believe that the following background information regarding equity compensation will be useful in understanding year-to-year variations in total compensation, as reported in the Summary Compensation Table:

•	2007 — No Grants. No grants were made by either HLTH or WebMD to the Named Executive Officers in 2007.

•	2008 — Broad-Based Grants. In December 2008, the WebMD Compensation Committee approved the making of a broad-based equity grant to most of WebMD’s employees and the HLTH Compensation Committee approved the making of a broad-based equity grant to HLTH’s corporate employees. WebMD had not made any grants to any of its executive officers since the grants made at the time of our initial public offering in September 2005, other than the grant to Dr. Pence at the time he joined WebMD in late 2007. The option grants made by WebMD in December 2008 had an exercise price of $23.61. The vesting schedule for the December 2008 WebMD equity grants was 25% on March 31 of each of 2010 through 2013. This vesting schedule, which differs from the standard vesting schedule used by WebMD (25% on the first four anniversaries of grant), was designed so that the initial vesting would be six months after the last vesting of the grants made in connection with our initial public offering. HLTH had not made any grants to its executive officers since the fourth quarter of 2006 (with no grant being made by HLTH to Mr. Gattinella at that time). The option grants made by HLTH in December 2008 had an exercise price of $9.46 (the closing price on December 10, 2008, the date of grant), other than the grant to Mr. Wygod, which had an exercise price of $8.49 (the closing price on December 1, 2008, the date of grant). The vesting schedule for the grants made by HLTH in December 2008 was 25% on the first four anniversaries of the date of grant.

•	2009 — Grants Based on Specific Events. WebMD made two grants of equity to Named Executive Officers in 2009: (1) one to Mr. Vuolo in connection with his taking on the additional position of Chief Financial Officer (as described in Footnote 6 to the Summary Compensation Table) and (2) one to Mr. Wygod and the time of the reduction of his salary from $975,000 per year to $120,000 per year (as described in Footnote 12 to the Summary Compensation Table). HLTH did not make any grants of equity to our Named Executive Officers in 2009.

The amounts reported in the Summary Compensation Table for stock awards and option awards reflect a specific method of valuation of those awards, as more fully described in Note 12 (Stock-Based Compensation) to the Consolidated Financial Statements included in this Annual Report and do not reflect income or cash received by our Named Executive Officers. The actual amounts, if any, ultimately realized by our Named Executive Officers from equity grants will depend on the price of our Common Stock at the time of vesting of restricted stock or at the time of exercise of vested stock options, as the case may be.

Employment Agreements.  Descriptions of the material terms of each Named Executive Officer’s employment agreement and related information is provided under “Employment Agreements with Named Executive Officers” below. The agreements provide the general framework and some of the specific terms for the compensation of the Named Executive Officers. Approval of the Compensation Committee is required prior to WebMD entering into employment agreements with its executive officers or amendments to those agreements. However, many of the decisions relating to compensation for a specific year made by the Compensation Committee are implemented without changes to the general terms of employment set forth in those agreements. For a discussion of the salary, bonus and equity compensation of our Named Executive Officers for 2009 and the decisions made by the Compensation Committee relating to 2009 compensation, see “Compensation Discussion and Analysis” above. In addition, the Named Executive Officers received the other benefits listed in Column (g) of the Summary Compensation Table and described in the related footnotes to the table.

Supplemental Bonus Plan (SBP).  Supplemental Bonus Plan contributions are cash amounts contributed by WebMD for specified Named Executive Officers (and other WebMD employees) to a trust (the Supplemental Bonus Trust), which distributes such amounts, with actual interest earned, the following year if the employee remains employed through a specified date, as more fully described below:

•	2009 SBP Awards. In March 2010, the Compensation Committee of the WebMD Board approved the contribution, made in March 2010, to the Supplemental Bonus Trust of SBP Awards for 2009 (which we refer to as the 2009 SBP Awards), including: a $132,000 contribution for Mr. Gattinella; a $103,950 contribution for Mr. Vuolo; a $37,950 contribution for Ms. Forte; a $165,000 contribution for Mr. Wygod; and a $41,250 contribution for Dr. Zatz. In order to receive the applicable payment from the Supplemental Bonus Trust for the 2009 SBP Awards, each SBP participant is required to be employed by WebMD on March 1, 2011 (subject to limited exceptions for death, disability, or certain terminations of employment in connection with a sale of a subsidiary, the closing of a business location or certain other position eliminations). The Supplemental Bonus Trust will distribute the 2009 SBP Awards, together with actual net interest earned on the respective amounts, to SBP participants as promptly as practicable following March 1, 2011 (but in no event later than 2 1/2 months following such date). Because those amounts will be forfeitable until March 1, 2011, they would be reflected in future Summary Compensation Tables as compensation in 2011 if the individual is a Named Executive Officer for the applicable year.

•	2008 SBP Awards. In February 2009, the Compensation Committee of the WebMD Board approved the contribution, made in March 2009, to the Supplemental Bonus Trust of SBP Awards for certain WebMD officers and employees for 2008 (which we refer to as the 2008 SBP Awards), including: a $135,000 contribution for Mr. Gattinella; a $125,000 contribution for Mr. Vuolo; a $45,000 contribution for Ms. Forte; and a $45,000 contribution for Dr. Zatz. In order to receive the applicable payment from the Supplemental Bonus Trust for the 2008 SBP Awards, each SBP participant was required to be employed by WebMD on March 1, 2010 (subject to limited exceptions for death, disability, or certain terminations of employment in connection with a sale of a subsidiary, the closing of a business location or certain other position eliminations). In March 2010, the Supplemental Bonus Trust distributed the 2008 SBP Awards, together with actual net interest earned on the respective amounts, to SBP participants and, at that time: Mr. Gattinella received $135,099; Mr. Vuolo received $125,091; Ms. Forte received $45,033; and Dr. Zatz received $45,033. Mr. Wygod did not receive a 2008 SBP Award. Because those amounts were forfeitable until March 1, 2010, they are not reflected in the Summary Compensation Table above, but would be reflected in future Summary Compensation Tables as compensation in 2010 if the individual is a Named Executive Officer for the applicable year.

•	2007 SBP Awards. In March 2008, the WebMD Compensation Committee approved the contribution, made in March 2008, to the Supplemental Bonus Trust of SBP Awards for 2007 (which we refer to as the 2007 SBP Awards) for certain WebMD officers and employees, including: a $135,000 contribution for Mr. Gattinella; a $125,000 contribution for Mr. Vuolo; and $40,000 contribution for Ms. Forte; and a $45,000 contribution for Dr. Zatz. Messrs. Funston and Wygod did not receive 2007 SBP Awards. In order to receive the applicable payment from the Supplemental Bonus Trust for the 2007 SBP Awards, each SBP participant was required to be employed by WebMD on March 1, 2009 (subject to limited exceptions for death, disability, or certain terminations of employment in connection with a sale of a subsidiary, the closing of a business location or certain other position eliminations). In March 2009, the Supplemental Bonus Trust distributed the 2007 SBP Awards, together with actual net interest earned on the respective amounts, to SBP participants and, at that time: Mr. Gattinella received $136,869; Mr. Vuolo received $126,730; Ms. Forte received $40,554; and Dr. Zatz received $45,623. Those amounts are included in the bonus amounts reported for 2009 in Column (d) of the Summary Compensation Table since they ceased to be forfeitable in 2009.

Grants of Plan-Based Awards in 2009

Table.  The following table presents information regarding the equity incentive awards granted by WebMD to our Named Executive Officers during 2009. No grants were made by HLTH to our Named Executive Officers in 2009. The material terms of each grant are described under “— Additional Information Regarding Awards” below.

(a)	(b)	(c)	(d)		(e)	(f)	(g)
Grant
					All Option		Date
			All Stock		Awards:	Exercise	Fair
			Awards:		Number of	or Base	Value of
			Number of		Securities	Price of	Stock and
			Shares of		Underlying	Option	Option
	Approval	Grant	Stock		Options	Awards	Awards
Name	Date	Date	(#)		(#)	($/Sh)	($)(1)

Wayne T. Gattinella	—	—	—		—	—	—
Anthony Vuolo	11/03/09	11/03/09	44,000	(W)	—	—	1,507,440
Nan-Kirsten Forte	—	—	—		—	—	—
Martin J. Wygod	11/03/09	11/03/09	110,000	(W)	—	—	3,768,600
Steven Zatz, M.D.	—	—	—		—	—	—
Mark D. Funston	—	—	—		—	—	—

(1)	The amounts reported in this column have been calculated in accordance with FASB ASC Topic 718 and reflect the fair value of each equity award based on the grant date fair market value of WebMD Common Stock. See Note 12 (Stock-Based Compensation) to the Consolidated Financial Statements included in this Annual Report for an explanation of the methodology and assumptions used in determining the fair value of these awards. The actual amounts, if any, ultimately realized by our Named Executive Officers from these grants depend on the price of our Common Stock at the time of vesting of restricted stock or at the time of exercise of vested stock options, as the case may be.

Additional Information Regarding Awards.  The shares of WebMD Restricted Stock granted to Messrs. Wygod and Vuolo in 2009 represents an award of WebMD Common Stock that is subject to certain restrictions, including restrictions on transferability, and were made under, and is subject to the terms of, the 2005 Plan. The restrictions lapse in accordance with the terms of the award agreement. Holders of shares of WebMD Restricted Stock have voting power with respect to those shares and the right to receive dividends (subject to vesting), if any, that are declared on those shares. The vesting schedule for these grants of WebMD Restricted Stock is 25% on each of the first four anniversaries of the date of grant. For information regarding the effect on vesting of WebMD Restricted Stock of the death, disability or termination of employment of a Named Executive Officer or a change of control of WebMD, see “Potential Payments and Other Benefits Upon Termination of Employment or a Change in Control” below. If a Named Executive Officer’s employment is terminated for cause, unvested shares of WebMD Restricted Stock are forfeited.

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

For information regarding shares available for grant under the 2005 Plan, as of the end of 2009, see “Equity Compensation Plan Information” in Item 12 below.

Outstanding Equity Awards at End of 2009

The following table presents information regarding the outstanding equity awards held by each Named Executive Officer as of December 31, 2009, including the vesting dates for the portions of these awards that had not vested as of that date. Awards of WebMD equity are indicated with “(W)” at the beginning of column (b) in the table and awards that were originally of HLTH equity are indicated with “(H)” at the beginning of that column. The awards of HLTH equity were assumed by WebMD in the Merger. Accordingly, for grants by HLTH, this table reflects the number of shares of WebMD Common Stock subject to the grant (and, in the case of options, the exercise price) after conversion in the Merger and assumption by WebMD.

(a)			(b)	(c)		(d)	(e)	(f)	(g)		(h)	(i)
	Option Awards(1)								Stock Awards(2)
	Number of			Number of								Market
	Securities			Securities					Number of			Value of
	Underlying			Underlying					Shares of			Shares of
	Unexercised			Unexercised		Option			Stock That		Stock	Stock
	Options			Options		Exercise	Option	Option	Have Not		Award	That Have
	(#)			(#)		Price	Grant	Expiration	Vested		Grant	Not Vested
Name	Exercisable			Unexercisable		($)	Date	Date	(#)		Date	($)(3)

Wayne T. Gattinella	(W	)	—	240,000	(5)	23.61	12/10/08	12/10/18	60,000	(5)	12/10/08	2,309,400
	(W	)	110,000	—		17.50	9/28/05	9/28/15	—		—	—
	(H	)	111,100	—		19.33	3/17/04	3/17/14	—		—	—

Anthony Vuolo	(W	)	—	—		—	—	—	44,000	(4)	11/03/09	1,693,560
	(W	)	—	196,000	(5)	23.61	12/10/08	12/10/18	49,000	(5)	12/10/08	1,886,010
	(H	)	19,998	59,994	(4)	21.29	12/10/08	12/10/18	—		—	—
	(W	)	176,000	—		17.50	9/28/05	9/28/15	—		—	—
	(H	)	111,110	—		19.33	3/17/04	3/17/14	—		—	—

Nan-Kirsten Forte	(W	)	—	100,000	(5)	$23.61	12/10/2008	12/10/2018	20,000	(5)	12/10/08	769,800
	(W	)	55,000	—		$17.50	9/28/2005	9/28/2015	—		—	—
	(H	)	44,440	—		$36.29	9/12/2000	9/12/2010	—		—	—
	(H	)	158,584	—		$48.81	4/6/2000	4/6/2010	—		—	—

Martin J. Wygod	(W	)	—	—		—	—	—	110,000	(4)	11/03/09	4,233,900
	(W	)	—	240,000	(5)	23.61	12/10/08	12/10/18	60,000	(5)	12/10/08	2,309,400
	(H	)	53,328	159,984	(4)	19.11	12/01/08	12/01/18	79,992	(4)	12/01/08	3,078,892
	(H	)	399,960	—		26.69	10/23/06	10/23/16	—		—	—
	(H	)	144,430	66,660	(4)	19.74	1/27/06	1/27/16	—		—	—
	(W	)	220,000	—		17.50	9/28/05	9/28/15	—		—	—
	(H	)	997,200	—		28.70	8/21/00	8/21/10	—		—	—
	(H	)	11,110	—		51.54	7/01/98	7/01/13	—		—	—
	(H	)	11,110	—		34.88	7/01/97	7/01/12	—		—	—
	(H	)	11,110	—		33.31	7/01/96	7/01/11	—		—	—
	(H	)	11,110	—		22.51	7/03/95	7/03/10	—		—	—

Steven Zatz, M.D.	(W	)	—	100,000	(5)	$23.61	12/10/2008	12/10/2018	24,000	(5)	12/10/08	923,760
	(W	)	88,000	—		$17.50	9/28/2005	9/28/2015	—		—	—
	(H	)	222,200	—		$27.15	10/4/2000	10/4/2010	—		—	—

Mark D. Funston	(H	)	55,002	19,998	(4)	26.11	11/13/06	11/13/16	—		—	—

(1)	Each grant reported in the table above was granted under, and is subject to, the WebMD 2005 Plan, the HLTH 2000 Plan, the HLTH 1996 Stock Plan or another plan or agreement that contains substantially the same terms. The option expiration date shown in Column (f) above is the normal expiration date, and the last date that the options may be exercised. For each Named Executive Officer, the unexercisable options shown in Column (c) above are also unvested. Unvested options are generally forfeited if the Named Executive Officer’s employment terminates, except to the extent otherwise provided in an employment agreement. For information regarding the effect on vesting of options of the death, disability or termination of employment of a Named Executive Officer or a change in control of WebMD, see “Potential Payments and Other Benefits Upon Termination of Employment or a Change in Control” below. The exercisable options shown in Column (b) above, and any unexercisable options shown in Column (c) above that subsequently become exercisable, will generally expire earlier than the normal expiration date if the Named Executive Officer’s employment terminates, except as otherwise specifically provided in the Named Executive Officer’s employment agreement. For a description of the material terms of the Named Executive Officer’s employment agreements, see “Employment Agreements with Named Executive Officers” below.

(2)	Unvested shares of restricted stock are generally forfeited if the Named Executive Officer’s employment terminates, except to the extent otherwise provided in an employment agreement or award agreement. The stock awards held by our Named Executive Officers are subject to accelerated or continued vesting in connection with a change in control of WebMD and upon certain terminations of employment, as described below in more detail under “Employment Agreements with Named Executive Officers” and “Potential Payments and Other Benefits Upon Termination of Employment or a Change in Control.” Except as otherwise indicated in those sections, unvested stock awards will generally be forfeited if a Named Executive Officer’s employment terminates.

(3)	The market or payout value of stock awards reported in Column (i) is computed by multiplying the number of shares of WebMD Restricted Stock reported in Column (g) by $38.49, the closing market price of WebMD Common Stock on December 31, 2009.

(4)	Vesting schedule is: 25% of the original amount granted on each of first, second, third and fourth anniversaries of the date of the grant.

(5)	Vesting schedule is: 25% of the original amount granted on March 31 of each of 2010, 2011, 2012 and 2013.

Option Exercises and Stock Vested in 2009

The following table presents information regarding the exercise of options to purchase WebMD Common Stock and options to purchase HLTH Common Stock by our Named Executive Officers during 2009, and regarding the vesting during 2009 of WebMD Restricted Stock and HLTH Restricted Stock previously granted to our Named Executive Officers. Amounts with respect to equity granted by WebMD are noted with a “W” and amounts with respect to equity granted by HLTH are noted with an “H.” However, for exercises of options and vestings of restricted stock granted by HLTH, whether before or after the Merger, the share amounts in this table give effect to the conversion of such shares into shares of WebMD Common Stock in the Merger. Please note that the amounts reported for “Value Realized” in Columns (c) and (e) represent gain over a period of years; we do not consider such gain to all be 2009 compensation and, under applicable SEC rules, none of such gain is included in 2009 compensation in the Summary Compensation Table.

(a)	(b)	(c)	(d)	(e)
	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares	Value Realized
	Acquired on Exercise	on Exercise	Acquired on Vesting	on Vesting
Name	(#)	($)(1)	(#)	($)(2)

Wayne T. Gattinella	91,049H	2,428,277H	13,750W	455,813W
	110,000W	2,134,000W

4,562,277
Anthony Vuolo	366,630H	4,511,549H	11,000W	364,650W
Nan-Kirsten Forte	—	—	6,875W	227,906W
Martin J. Wygod	336,000H	2,590,560H	102,212H	3,410,636H
			13,750W	455,813W

3,866,449
Steven Zatz, M.D.	128,135H	1,365,778H	5,500W	182,325W
Mark D. Funston	4,992H	64,147H	13,332H	454,088H

(1)	The dollar amounts shown in Column (c) above for option awards are determined by multiplying (i) the number of shares for which the option was exercised, by (ii) the difference between (1) the per-share closing price of HLTH Common Stock or WebMD Common Stock, as the case may be, on the date of exercise (or, for any shares sold on the date of exercise, the actual sale price received) and (2) the exercise price of the options.

(2)	The dollar amounts shown in Column (e) above for stock awards are determined by multiplying the number of shares that vested by the per-share closing price of WebMD Common Stock or HLTH Common Stock, as the case may be, on the vesting date.

Potential Payments and Other Benefits Upon Termination of Employment or a Change in Control

Background and Assumptions.  In this section, we provide tables containing estimates of (a) amounts that may become payable to our Named Executive Officers as a result of a termination of employment under specific circumstances and (b) the value of other benefits they may become entitled to receive as a result of such termination under:

•	employment agreements;

•	equity grant agreements; and

•	our Severance Benefit Plan, an ERISA severance plan applicable to all of our employees (the “Severance Plan”).

For a general discussion of matters relating to compensation that may become payable by WebMD after termination of employment or a change in control, see “Compensation Discussion and Analysis — Compensation Following Termination of Employment or a Change in Control” above and for a detailed description of the applicable provisions of the employment agreements of our Named Executive Officers, see “Employment Agreements with Named Executive Officers” below. Under those agreements, the amount and types of payment and other benefits vary depending on whether the termination is as a result of death or disability, is with or without cause, is a resignation for good reason and/or is in connection with a change in control. To be eligible for severance under the Severance Plan, the termination of employment must be part of a reorganization or restructuring, a closure of a facility or operation or a reduction in force. The level of benefits under the Severance Plan is calculated based on years of service and position with WebMD. As prescribed by applicable SEC rules, in estimating the amount of any potential payments to Named Executive Officers under their employment agreements or the Severance Plan, as applicable, and the value of other benefits they may become entitled to receive, we have assumed that the applicable triggering event (i.e., termination of employment or change in control) occurred on December 31, 2009, that the price per share of WebMD Common Stock is $38.49 (the closing price per share on December 31, 2009, the last trading day in 2009). We have also treated the right to continue to vest in options as being accelerated to December 31, 2009 for purposes of this disclosure only. We have also assumed that they have no accrued and unused vacation on December 31, 2009.

If the benefits payable to Mr. Wygod or to Mr. Vuolo in connection with a change in control would be subject to the excise tax imposed under Section 280G of the Internal Revenue Code of 1986 (“Section 280G”), WebMD has agreed to make an additional payment to the individual so that the net amount of such payment (after taxes) that he receives is sufficient to pay the excise tax due. We note that the determination of whether a payment is a “parachute payment” is a facts and circumstances test. For purpose of the tables only, we have treated all payments as parachute payments except as noted in the footnotes to the table. In the tables below, we have calculated the Section 280G excise tax on the basis of IRS regulations and Rev. Proc. 2003-68 and have assumed that the Named Executive Officer’s outstanding equity awards (or portion thereof in the case of Mr. Vuolo) would be accelerated and terminated in exchange for a cash payment upon the change in control. The value of this acceleration (and thus the amount of the additional payment) would be slightly higher if the accelerated awards were assumed by the acquiring company rather than terminated upon the transaction. For purposes other than calculating the Section 280G excise tax, we have calculated the value of any option or stock award that may be accelerated in connection with a change in control to be the amount the holder can realize from such award as of December 31, 2009: for options, that is the market price of the shares that would be received upon exercise, less the applicable exercise price; and for restricted stock, that is the market value of the shares that would vest.

For information regarding post-termination amounts payable to Mark D. Funston (our former Chief Financial Officer), see “Employment Agreements with Named Executive Officers — Mark D. Funston” below.

Tables.  The tables below set forth estimates (rounded to the nearest $1,000), based on the assumptions described above and in the footnotes to the tables, of the potential payments and the potential value of other benefits applicable to each Named Executive Officer upon the occurrence of specified termination or change in control triggering events. The terms used in the tables have the meanings given to them in each Named Executive Officer’s employment agreement (if applicable) and described below under “Employment Agreements with Named Executive Officers.” In addition, the amounts set forth in each table reflect the following:

•	In the column entitled “Permanent Disability or Death,” the amounts reflect both provisions contained in certain employment agreements and the fact that WebMD’s equity plans (including HLTH equity plans assumed by WebMD in the Merger) generally provide for acceleration of vesting of awards in the event of a termination of employment as a result of death or disability.

•	Under their employment agreements, Messrs. Vuolo and Wygod are eligible to continue to participate in our health and welfare plans (or comparable plans) for a specified period. In the row entitled “Health and Welfare Benefits Continuation,” the amounts are based upon the current average cost to our company of these benefits per employee (with an estimate for individual coverage after expiration of the applicable COBRA period) and are net of amounts that the executives would continue to be responsible for. We have not made any reduction in the amounts in this row to reflect the fact that the obligation to continue benefits ceases in the event the executive becomes eligible for comparable coverage with a subsequent employer.

Wayne T. Gattinella, Chief Executive Officer and President

							Termination of
		Voluntary					Employment
		Termination					without “Cause” or
	Voluntary	in connection				Involuntary	for “Good Reason”
	Termination	with a	Other	Permanent	Involuntary	Termination	Following a
Executive Benefits and	for “Good	“Change in	Voluntary	Disability	Termination	without	“Change in
Payments	Reason”	Control”(1)	Termination	or Death	for “Cause”	“Cause”	Control”

Cash Severance	-0-	-0-	-0-	135,000 (3)	-0-	329,000 (2)	329,000 (2)
Stock Options	-0-	1,786,000	-0-	3,571,000	-0-	-0-	1,786,000
Restricted Stock	-0-	1,155,000	-0-	2,309,000	-0-	-0-	1,155,000
Health and Welfare Benefits Continuation	-0-	-0-	-0-	-0-	-0-	2,000 (4)	2,000 (4)
280G Tax Gross-Up	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-	-0-	15,000 (5)	15,000 (5)
TOTAL	-0-	2,941,000	-0-	6,015,000	-0-	346,000	3,287,000

(1)	In the event of a Change in Control of WebMD, the December 2008 option and restricted stock awards granted to Mr. Gattinella will continue to vest through the second anniversary of the Change in Control so long as he remains employed for one year following the Change in Control. However, for purposes of calculating the amounts included in the column entitled “Voluntary Termination in Connection with a Change in Control” we treat such resignation as occurring on December 31, 2009 and assume, solely for purposes of preparing this table, that the requirement for the applicable transition period has been met.

(2)	Our obligation to pay Mr. Gattinella cash severance if his employment is terminated by us without Cause or by him for Good Reason under his employment agreement expired in April 2009. However, if Mr. Gattinella’s employment is terminated by us, he may be eligible for severance under our Severance Plan if the reason for his termination is covered under that Plan (see “— Background and Assumptions” above). Under the Severance Plan, he would be eligible for 19 weeks of base salary as severance. In addition, Mr. Gattinella may be entitled to his award under the Supplemental Bonus Plan (“SBP”) made in March 2009 only if his employment is terminated (i) in connection with the termination of a group of employees as part of a restructuring, reorganization or a reduction in force or (ii) if his employment is terminated as a result of a sale of the subsidiary or division by which he is employed. We have assumed, solely for purposes of preparing this table, that the reason for termination satisfies the requirements of the Severance Plan and the SBP.

(3)	Represents the amount contributed in March 2009 on Mr. Gattinella’s behalf to the Supplemental Bonus Trust, which would be paid to him in the event of a termination of his employment, as of December 31, 2009, as a result of death or disability. For additional information, see “— Summary Compensation Table — Supplemental Bonus Plan Award (SBP)” above.

(4)	Represents one month COBRA payment under the Severance Plan.

(5)	Represents the cost of outplacement assistance.

Anthony Vuolo, Chief Operating Officer and Chief Financial Officer

							Termination of
		Voluntary					Employment
		Termination in					without “Cause” or
	Voluntary	connection				Involuntary	for “Good Reason”
	Termination	with a	Other	Permanent	Involuntary	Termination	Following a
Executive Benefits and	for “Good	“Change in	Voluntary	Disability or	Termination	without	“Change in
Payments	Reason”	Control”(1)	Termination	Death(2)	for “Cause”	“Cause”	Control”

Cash Severance(3)	1,925,000	1,925,000	-0-	2,050,000	-0-	1,925,000	1,925,000
Stock Options	-0-	2,146,000	-0-	3,948,000	-0-	-0-	2,146,000
Restricted Stock	-0-	2,637,000	-0-	3,580,000	-0-	-0-	2,637,000
Health and Welfare Benefits Continuation	105,000	105,000	-0-	105,000	-0-	105,000	105,000
280G Tax Gross-Up(4)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	2,030,000	6,813,000	-0-	9,683,000	-0-	2,030,000	6,813,000

(1)	Mr. Vuolo may resign from his employment after six months following a Change in Control of WebMD and receive the same benefits as if he was terminated without Cause or for Good Reason following a Change in Control (other than with respect to the option and restricted stock awards granted to him in December 2008 and the restricted stock award granted in November 2009). He may not unilaterally resign without Good Reason prior to such date and receive these benefits. The December 2008 option and restricted stock awards will continue to vest through the second anniversary of the Change in Control so long as he remains employed for one year following the Change in Control and also in such event, the restricted stock granted in November 2009 will be deemed fully vested on the date of resignation after such one year period. However, for purposes of calculating the amounts included in the column entitled “Voluntary Termination in Connection with Change in Control” we treat such resignation as occurring on December 31, 2009 and assume that the requirement for the applicable transition period has been met.

(2)	Includes the $125,000 contributed in March 2009 on Mr. Vuolo’s behalf to the Supplemental Bonus Trust, which would be paid to him in the event of a termination of his employment, as of December 31, 2009, as a result of death or disability (for additional information, see “— Summary Compensation Table — Supplemental Bonus Plan (SBP)” above).

(3)	The amounts in this row, other than the columns that are zero, consist of 18 months of salary and annual bonuses, plus an annual bonus for 2009. We have assumed, solely for purposes of this table, that the amount of the annual bonus used for calculating the amounts in this line of the table, is $500,000, the amount of Mr. Vuolo’s actual cash bonus for 2008 payable by WebMD and HLTH (the year prior to the year of the assumed termination) together with the amount contributed on his behalf to the Supplemental Bonus Trust.

(4)	We have assumed, solely for purposes of preparing this table, that the bonus for the year of termination is reasonable compensation for services performed. In addition, we have assumed, solely for purposes of preparing this table, that 50% of the salary continuation portion of the severance constitutes “reasonable compensation” for the restrictive covenants to which the executive is bound following the termination of employment. Accordingly, we have not treated that portion of the salary continuation as a parachute payment for purposes of Section 280G. Such assumption may change at the time of an actual change in control.

Nan-Kirsten Forte, Executive Vice President — Consumer Services

		Voluntary					Termination of
		Termination					Employment
	Voluntary	in Connection				Involuntary	without “Cause”
	Termination	with a	Other	Permanent	Involuntary	Termination	Following a
Executive Benefits and	for “Good	“Change in	Voluntary	Disability	Termination	without	“Change in
Payments	Reason”	Control”	Termination	or Death	for “Cause”	“Cause”	Control”

Cash Severance	-0-	-0-	-0-	45,000 (1)	-0-	228,000 (2)	228,000 (2)
Stock Options	-0-	-0-	-0-	1,488,000	-0-	-0-	-0-
Restricted Stock	-0-	-0-	-0-	770,000	-0-	-0-	-0-
Health and Welfare Benefits Continuation	-0-	-0-	-0-	-0-	-0-	2,000 (3)	2,000 (3)
280G Tax Gross-Up	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-	-0-	15,000 (4)	15,000 (4)
TOTAL	-0-	-0-	-0-	2,303,000	-0-	245,000	245,000

(1)	Represents the amount contributed in March 2009 on Ms. Forte’s behalf to the Supplemental Bonus Trust, which would be payable to her in the event of a termination of her employment as a result of disability or death. For additional information, see “— Summary Compensation Table — Supplemental Bonus Trust (SBP)” above.

(2)	Represents 27 weeks of base salary under the Severance Plan and the award under the SBP in March 2009. Our obligation to pay Ms. Forte cash severance if her employment is terminated by us without Cause or by her for Good Reason under her employment agreement expired in April 2009. However, if Ms. Forte’s employment is terminated by us, she may be eligible for severance under our Severance Plan if the reason for her termination is covered under that Plan (see “— Background and Assumptions” above). In addition, Ms. Forte may be entitled to her award under the SBP made in March 2009 only if her employment is terminated (i) in connection with the termination of a group of employees as part of a restructuring, reorganization or a reduction in force or (ii) if her employment is terminated as a result of a sale of the subsidiary or division by which she is employed. We have assumed, solely for purposes of preparing this table, that the reason for termination satisfies the requirements of the Severance Plan and the SBP.

(3)	Represents one month COBRA payment under the Severance Plan.

(4)	Represents the cost of outplacement assistance.

Martin J. Wygod, Chairman of the Board

							Termination of
							Employment
		Voluntary					without
		Termination					“Cause” or for
	Voluntary	in Connection				Involuntary	“Good Reason”
	Termination	with a	Other	Permanent	Involuntary	Termination	Following a
Executive Benefits and	for “Good	“Change in	Voluntary	Disability or	Termination	without	“Change in
Payments(1)	Reason”	Control”	Termination	Death	for “Cause”	“Cause”	Control”

Cash Severance(2)	5,725,000	5,725,000	5,725,000	5,725,000	-0-	5,725,000	5,725,000
Stock Options	7,922,000	7,922,000	-0-	7,922,000	-0-	7,922,000	7,922,000
Restricted Stock	9,622,000	9,622,000	-0-	9,622,000	-0-	9,622,000	9,622,000
Health and Welfare Benefits Continuation	75,000	75,000	75,000	75,000	-0-	75,000	75,000
280G Tax Gross-Up(3)	-0-	6,212,000	-0-	-0-	-0-	-0-	6,212,000
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	23,344,000	29,556,000	5,800,000	23,344,000	-0-	23,344,000	29,556,000

(1)	As more fully described in “Employment Agreements with Named Executive Officers — Martin J. Wygod” below, in connection with the Merger, Mr. Wygod agreed to remain Executive Chairman notwithstanding the terms of his employment agreement. Accordingly, his agreement was amended to provide that he may resign with or without Good Reason and receive his cash severance.

(2)	Such cash severance represents salary and bonus for three years (the bonus is determined by averaging bonus amounts for the three years prior to the Merger).

(3)	We have assumed, solely for purposes of preparing this table, that the salary continuation portion of the severance is the only portion of the benefits that constitutes “reasonable compensation” for the restrictive covenants to which the executive is bound following the termination of employment. Accordingly, we have not treated the salary continuation portion as a parachute payment for purposes of Section 280G. Such assumption may change at the time of an actual change in control.

Steven Zatz, M.D., Executive Vice President — Professional Services

		Voluntary					Termination of
		Termination					Employment
	Voluntary	in Connection				Involuntary	without “Cause”
	Termination	with a	Other	Permanent	Involuntary	Termination	Following a
Executive Benefits and	for “Good	“Change in	Voluntary	Disability	Termination	without	“Change in
Payments	Reason”	Control”	Termination	or Death	for “Cause”	“Cause”	Control”

Cash Severance	-0-	-0-	-0-	45,000 (1)	-0-	225,000 (2)	225,000 (2)
Stock Options	-0-	-0-	-0-	1,488,000	-0-	-0-	-0-
Restricted Stock	-0-	-0-	-0-	924,000	-0-	-0-	-0-
Health and Welfare Benefits Continuation	-0-	-0-	-0-	-0-	-0-	2,000 (3)	2,000 (3)
280G Tax Gross-Up	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-	-0-	15,000 (4)	15,000 (4)
TOTAL	-0-	-0-	-0-	2,457,000	-0-	242,000	242,000

(1)	Represents the amount contributed in March 2009 on Dr. Zatz’s behalf to the Supplemental Bonus Trust, which would be payable to him in the event of a termination of his employment as a result of disability or death. For additional information, see “— Summary Compensation Table — Supplemental Bonus Trust (SBP)” above.

(2)	Represents 25 weeks of base salary under the Severance Plan and the award under the SBP in March 2009. Our obligation to pay Dr. Zatz cash severance if his employment is terminated by us without Cause or by him for Good Reason under his employment agreement expired in April 2009. However, if Dr. Zatz’s employment is terminated by us, he may be eligible for severance under our Severance Plan if the reason for his termination is covered under that Plan (see “— Background and Assumptions” above). In addition, Dr. Zatz may be entitled to his award under the SBP made in March 2009 only if his employment is terminated (i) in connection with the termination of a group of employees as part of a restructuring, reorganization or a reduction in force or (ii) if his employment is terminated as a result of a sale of the subsidiary or division by which he is employed. We have assumed, solely for purposes of preparing this table, that the reason for termination satisfies the requirements of the Severance Plan and the SBP.

(3)	Represents one month COBRA payment under the Severance Plan.

(4)	Represents the cost of outplacement assistance.

Employment Agreements with Named Executive Officers

The following are summaries of the employment agreements with our Named Executive Officers. The agreements provide the general framework and some of the specific terms for the compensation of the Named Executive Officers. Approval of the Compensation Committee is required prior to WebMD entering into employment agreements with its executive officers. However, many of the decisions relating to the compensation of our Named Executive Officers for a specific year made by the Compensation Committee are implemented without changes to the general terms of employment set forth in those agreements. With respect to 2009, those decisions and their implementation are discussed earlier in this “Executive Compensation” section.

Wayne T. Gattinella

WebMD is a party to an employment agreement with Wayne Gattinella, its CEO and President, which was entered into in 2005 and amended in December 2008. The following is a description of Mr. Gattinella’s employment agreement, as amended:

•	Mr. Gattinella currently receives an annual base salary of $560,000 and is eligible to earn an annual bonus of up to 100% of his base salary, the actual amount to be determined by the WebMD Compensation Committee in its discretion. For 2009, Mr. Gattinella received an annual bonus of $268,000, determined by the WebMD Compensation Committee in its discretion. In addition, the WebMD Compensation Committee approved an SBP Award of $132,000 with respect to Mr. Gattinella. See “— Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2009 — Annual Bonuses Paid by WebMD to the Named Executive Officers” and “— Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2009 — Supplemental Bonus Program

(SBP)” above. For information regarding Mr. Gattinella’s equity compensation, see “— Executive Compensation Tables” above.

•	The December 2008 amendment described the material terms of the December 2008 equity awards made to Mr. Gattinella. Specifically, Mr. Gattinella may resign one year after the occurrence of a Change in Control of WebMD (as defined in the 2005 WebMD Plan) and (i) he would continue to vest in the option granted on December 10, 2008 through the second anniversary of the Change in Control and (ii) that portion of the restricted stock award made on the same date that would have vested over the two year period following the Change in Control will become vested on the date of resignation. If Mr. Gattinella’s employment is terminated by the acquirer prior to such date without cause or Mr. Gattinella resigns with good reason, he would also be entitled to these additional vestings. As used in the employment agreement, “good reason” means a material reduction in base salary, a material reduction in Mr. Gattinella’s authority or a material breach by WebMD of the terms of the employment agreement.

•	The December 2008 amendment also made changes to the agreement that were intended to bring its terms into compliance with, or exempt it from, Section 409A.

•	Our obligation to pay cash severance, under the employment agreement, in the event of a termination by WebMD without cause or by Mr. Gattinella for good reason, has expired.

•	The employment agreement and the Trade Secret and Proprietary Information Agreement described below are governed by the laws of the State of New York.

Mr. Gattinella is also a party to a related Trade Secret and Proprietary Information Agreement that contains confidentiality obligations that survive indefinitely. The agreement also includes non-solicitation provisions that prohibit Mr. Gattinella from hiring WebMD’s employees or soliciting any of WebMD’s clients or customers that he had a relationship with during the time he was employed by WebMD, and non-competition provisions that prohibit Mr. Gattinella from being involved in a business that competes with WebMD’s business or that competes with any other business engaged in by any affiliates of WebMD if he is directly involved in such business. The non-solicitation and non-competition obligations end on the first anniversary of the date his employment has ceased. Post-employment payments and benefits that may be due to Mr. Gattinella are subject to his continued compliance with these covenants.

Anthony Vuolo

Anthony Vuolo, who serves as WebMD’s Chief Operating Officer and Chief Financial Officer, was a party to an employment agreement with HLTH. Mr. Vuolo’s employment agreement was amended and restated, effective as of the date of WebMD’s initial public offering, and assumed by WebMD. The agreement was further amended as of December 10, 2008 and February 19, 2009. The February 2009 amendment made certain modifications to the December 10, 2008 option to purchase HLTH Common Stock granted to Mr. Vuolo relating to the impact of certain terminations of employment (as described below). The following is a description of the agreement, as amended:

•	Mr. Vuolo receives an annual base salary of $450,000 and is eligible to earn an annual bonus of up to 100% of his base salary, the actual amount to be determined by the WebMD Compensation Committee in its discretion. For 2009, Mr. Vuolo received an annual bonus of $211,050, determined by the WebMD Compensation Committee in its discretion. In addition, the Compensation Committee approved an SBP Award of $103,950 with respect to Mr. Vuolo. See “— Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2009 — Annual Bonuses Paid by WebMD to the Named Executive Officers” and “— Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2009 — Supplemental Bonus Program (SBP)” above. In November 2009, the Compensation Committee also approved a bonus of $100,000 paid to Mr. Vuolo in recognition for services he provided in connection with HLTH’s divestiture of Porex. For information regarding Mr. Vuolo’s equity compensation, see “— Executive Compensation Tables” above.

•	In the event of the termination of Mr. Vuolo’s employment due to his death or disability, by WebMD without Cause (as described below), or by Mr. Vuolo for Good Reason (as described below), or as a result of WebMD’s failure to renew his employment agreement, he would be entitled to:

(a)	continuation of his base salary for a period of 18 months following the date of termination;

(b)	any unpaid bonus for the year preceding the year in which the termination of employment occurs, as well as payment for bonuses for the 18-month period following the date of termination calculated using the bonus paid for the year prior to the year of termination (and, for this purpose only, the amount of his SBP Award for such year, if any); and

(c)	continued participation in WebMD’s welfare benefit plans for 36 months (or if earlier, until he is eligible for comparable benefits); provided that, pursuant to the December 2008 amendment, he will no longer be entitled to participate in WebMD’s disability plans and will instead be entitled to a payment equal to the greater of $10,000 and 200% of the cost of his coverage for up to three years.

Amounts with respect to Mr. Vuolo’s SBP Award are payable only in accordance with the terms of the Supplemental Bonus Trust (see “— Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2009 — Annual Bonuses Paid by WebMD to the Named Executive Officers” and “— Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2009 — Supplemental Bonus Program (SBP)” above). In addition, all vested options to purchase HLTH Common Stock granted to Mr. Vuolo (other than the options granted on March 17, 2004 and on December 10, 2008), which were converted to options to purchase WebMD Common Stock at the time of the Merger, would remain exercisable as if he remained in our employ through the original expiration date specified in each applicable stock option agreement. Mr. Vuolo’s receipt of these severance benefits is subject to his continued compliance with the applicable restrictive covenants described below.

•	For purposes of the employment agreement: (a) “Cause” includes (i) a material breach of his employment agreement that remains unremedied after 30 days’ written notice, or (ii) conviction of a felony; and (b) “Good Reason” includes (i) a material reduction in his title or responsibilities, (ii) the requirement to report to anyone other than WebMD’s CEO, (iii) a reduction in his base salary or material fringe benefits, (iv) a material breach by WebMD of his employment agreement, (v) relocation of his place of work outside Manhattan, New York, unless it is within 25 miles of his current residence, or (vi) the date that is six months following a Change in Control (as described below) of WebMD and that Mr. Vuolo remains employed by WebMD’s successor, or is terminated without Cause or resigns for Good Reason, during such six-month period).

•	For purposes of the employment agreement, a “Change in Control” would occur when: (i) any person, entity, or group acquires at least 50% of the voting power of WebMD, (ii) there is a sale of all or substantially all of WebMD’s assets in a transaction where then current stockholders do not receive a majority of the voting power or equity interest in the acquiring entity or its controlling affiliates or (iii) a complete liquidation or dissolution of WebMD occurs.

•	The December 2008 amendment described the material terms of the December 2008 WebMD equity awards made to Mr. Vuolo. Specifically, Mr. Vuolo may resign one year after the occurrence of a Change in Control of WebMD (as defined in the WebMD 2005 Plan) and (i) he would continue to vest in the option granted on December 10, 2008 through the second anniversary of the Change in Control and (ii) that portion of the restricted stock award made on the same date that would have vested over the two year period following the Change in Control will become vested on the date of resignation. The February 2009 amendment provided that the option granted to Mr. Vuolo by HLTH on December 10, 2008 will be treated in the same manner as the WebMD grants made on such date and described above.

•	The grant of 44,000 shares of WebMD Restricted Stock made in November 2009 is scheduled to vest in equal annual installments over four years, subject to continued employment on such dates; provided,

however, that if a change in control occurs, he may resign beginning one year after the change in control and any remaining unvested shares would on the date of resignation.

•	The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the second anniversary of the date employment has ceased.

•	The December 2008 amendment also made changes to the agreement that were intended to bring its terms into compliance with, or exempt it from, Section 409A by, among other things, clarifying the timing of certain payments.

•	The employment agreement is governed by the laws of the State of New York.

•	The employment agreement contains a tax gross-up provision relating to any excise tax that Mr. Vuolo incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G. Any excess parachute and related gross-up payments made to Mr. Vuolo will not be deductible for federal income tax purposes.

Nan-Kirsten Forte

We are party to an employment agreement with Nan-Kirsten Forte, who serves as our Executive Vice President — Consumer Services, which was entered into in 2005 and amended in December 2008. The following is a description of Ms. Forte’s employment agreement with us.

•	Ms. Forte receives an annual base salary of $352,500 and is eligible to receive an annual bonus with a target of 35% of base salary to be determined by our Compensation Committee. For 2009, Ms. Forte received an annual bonus of $77,050, determined by the Compensation Committee of our Board in its discretion. In addition, the Compensation Committee approved an SBP Award of $37,950 with respect to Ms. Forte. See “Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2009 — Annual Bonuses Paid by WebMD to the Named Executive Officers” and “— Supplemental Bonus Program (SBP)” above. For information regarding Ms. Forte’s equity compensation, see the “Executive Compensation Tables” above. The December 2008 amendment changes to the agreement that were intended to bring its terms into compliance with, or exempt it from, Section 409A.

•	Our obligation to pay cash severance, under the employment agreement, in the event of a termination by WebMD without cause or by Ms. Forte for good reason, has expired.

•	The employment agreement and the Trade Secret and Proprietary Information Agreement described below are each governed by the laws of the State of New York.

Ms. Forte is also a party to a related Trade Secret and Proprietary Information Agreement that contains confidentiality obligations that survive indefinitely. The agreement also includes non-solicitation provisions that prohibit her from hiring WebMD’s employees or soliciting any of WebMD’s clients or customers with whom she had a relationship during the time she was employed by WebMD, and non-competition provisions that prohibit her from being involved in a business that competes with WebMD’s business or that competes with any other business engaged in by any affiliates of WebMD if she is directly involved in such business. The non-solicitation and non-competition obligations end on the first anniversary of the date her employment ceases. Post-employment payments and benefits that may be due to Ms. Forte are subject to her continued compliance with these covenants.

Martin J. Wygod

Mr. Wygod was party to an employment agreement with HLTH dated as of August 3, 2005, as amended on each of February 1, 2006, December 1, 2008 (the “2008 Amendment”), December 29, 2008 and July 9,

2009 (the “2009 Amendment”). WebMD assumed the employment agreement upon the closing of the Merger. The following is a description of the employment agreement:

•	Pursuant to the 2008 Amendment, upon the closing of the Merger, (i) Mr. Wygod’s employment would have terminated, (ii) Mr. Wygod would have become a non-executive Chairman of the Board of WebMD and (iii) Mr. Wygod would have been entitled to receive the cash severance and benefits provided in the employment agreement (described below). However, HLTH, WebMD and Mr. Wygod agreed, in the 2009 Amendment, that Mr. Wygod would continue to serve as executive Chairman of the Board of WebMD following the Merger and that, upon the consummation of the Merger, Mr. Wygod’s salary would be reduced from $975,000 to $120,000. The 2009 Amendment also provided that Mr. Wygod would continue to have the right, if his employment were to terminate for any reason, to receive the severance he would have received under the 2008 Amendment had he become a non-employee Chairman of the Board of WebMD upon the closing of the Merger, as had originally been contemplated. Accordingly, upon any such termination, Mr. Wygod would be entitled to the following severance benefits:

•	a severance payment of $975,000 (Mr. Wygod’s base salary prior to the Merger), per year payable for three years following the date of termination in equal installments at the same time as WebMD’s payroll practices (for an aggregate of $2,925,000); provided that the first six months of severance shall be delayed for six months and will be paid in a lump sum after such six month period in accordance with Section 409A of the Code;

•	a bonus payment in the amount of $933,333.34 (the average of the three annual bonuses prior to the closing date of the Merger) for each of the three calendar years following the date of termination (for an aggregate of $2.8 million), with the payments to be made at such time as bonuses are paid to executive officers generally for each such year but not later than December 31 of the year following the year to which the bonus relates; and

•	continued participation in WebMD’s health, dental, vision and life insurance plans in which he participates on the date of termination (or reasonably equivalent plans) for three years from the date of termination (or, if earlier, until eligible for comparable coverage with a subsequent employer).

In addition, if his employment is terminated by WebMD without Cause, by Mr. Wygod for Good Reason or as a result of death or disability, the vesting of all of his options and restricted stock would accelerate and his options would remain outstanding for three years (but in no event longer than the expiration of the original term) or, if on or following a Change in Control, through the expiration of the original term. In the event of a Change in Control, all cash amounts payable to Mr. Wygod in connection with his termination are required to be placed in a rabbi trust.

•	The amount of any bonus payable to Mr. Wygod is in the discretion of the WebMD Compensation Committee. For 2009, Mr. Wygod received an annual bonus of $335,000 from WebMD, determined by the WebMD Compensation Committee in its discretion. In addition, the Compensation Committee approved an SBP Award of $165,000 with respect to Mr. Wygod. See “— Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2009 — Bonuses for Mr. Wygod” and “— Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2009 — Supplemental Bonus Program (SBP)” above. In November 2009, the Compensation Committee also approved a bonus of $900,000 paid to Mr. Wygod in recognition for services he provided in connection with HLTH’s divestiture of Porex. For information regarding Mr. Wygod’s equity compensation, see “— Executive Compensation Tables” above.

•	The 2008 Amendment extended the employment period, under the employment agreement, through December 31, 2012, provided that a non-renewal by WebMD will be treated as a termination without “Cause” (as that term is described below) and have the consequences described below.

•	For purposes of the employment agreement: (a) “Cause” includes a final court adjudication that Mr. Wygod (i) committed fraud or a felony directed against WebMD or an affiliate relating to his employment, or (ii) materially breached any of the material terms of the employment agreement; and

(b) the definition of “Good Reason” includes the following conditions or events: (i) a material reduction in title or responsibility that remains in effect for 30 days after written notice, (ii) a final court adjudication that WebMD materially breached any material provisions of the employment agreement, (iii) failure to serve on WebMD’s Board or Executive Committee of WebMD’s Board, or (iv) the occurrence of a Change in Control of WebMD.

•	The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that continue until the third anniversary of the date his employment has ceased. Post-employment payments and benefits that may be due to Mr. Wygod under the employment agreement are subject to his continued compliance with these covenants.

•	The employment agreement contains a tax gross-up provision relating to any excise tax that Mr. Wygod incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G. Any excess parachute payments and related tax gross-up payments made to Mr. Wygod will not be deductible by WebMD for federal income tax purposes.

Steven Zatz, M.D.

We are party to an employment agreement with Steven Zatz, M.D., who serves as our Executive Vice President — Professional Services, which was entered into in 2005 and amended in December 2008. The following is a description of Dr. Zatz’s employment agreement with us.

•	Dr. Zatz receives an annual base salary of $375,000 and is eligible to receive an annual bonus with a target of 35% of base salary to be determined by our Compensation Committee. For 2009, Dr. Zatz received an annual bonus of $83,750, determined by the Compensation Committee of our Board in its discretion. In addition, the Compensation Committee approved an SBP Award of $41,250 with respect to Dr. Zatz. See “Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2009 — Annual Bonuses Paid by WebMD to the Named Executive Officers” and “— Supplemental Bonus Program (SBP)” above. For information regarding Dr. Zatz’s equity compensation, see the “Executive Compensation Tables” above. The December 2008 amendment made changes to the agreement that were intended to bring its terms into compliance with, or exempt it from, Section 409A.

•	Our obligation to pay cash severance, under the employment agreement, in the event of a termination by WebMD without cause or by Dr. Zatz for good reason, has expired.

•	The employment agreement and the Trade Secret and Proprietary Information Agreement described below are each governed by the laws of the State of New York.

Dr. Zatz is also a party to a related Trade Secret and Proprietary Information Agreement that contains confidentiality obligations that survive indefinitely. The agreement also includes non-solicitation provisions that prohibit him from hiring WebMD’s employees or soliciting any of WebMD’s clients or customers with whom he had a relationship during the time he was employed by WebMD, and non-competition provisions that prohibit him from being involved in a business that competes with WebMD’s business or that competes with any other business engaged in by any affiliates of WebMD if he is directly involved in such business. The non-solicitation and non-competition obligations end on the first anniversary of the date his employment ceases. Post-employment payments and benefits that may be due to Dr. Zatz are subject to his continued compliance with these covenants.

Mark D. Funston

Mark D. Funston served as our Chief Financial Officer from August 2007 until October 30, 2009 and as HLTH’s Chief Financial Officer from November 2006 to October 2009. Under the employment agreement between Mr. Funston and HLTH (which was assumed by WebMD in the Merger), Mr. Funston is receiving: (i) continuation of his base salary of $375,000 per year, as severance, until October 30, 2011 (with certain payments being delayed until six months following termination); and (ii) payment of COBRA premiums as if he were an active employee with similar coverage for up to 18 months (or earlier, if he becomes eligible for comparable coverage) from November 1, 2009 (at a cost of up to approximately $8,000). The employment agreement provided that options to purchase 39,996 shares of WebMD Common Stock at an exercise price of $26.11 would continue to vest through November 13, 2010. In addition, upon the termination of his employment, 13,332 shares of restricted WebMD Common Stock vested, with a value of $454,088, based on the closing price of WebMD Common Stock on October 30, 2009 of $34.06 per share.

The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on October 30, 2011, the second anniversary of the date his employment ceased. The severance payments and other post-employment benefits due to Mr. Funston under the employment agreement are subject to Mr. Funston’s continued compliance with these covenants.

Director Compensation

Non-Employee Directors.  For information regarding the compensation of our Non-Employee Directors, please see Item 10 above under the heading “Non-Employee Director Compensation,” which is hereby incorporated by reference in this Item 11. Employees of WebMD who serve on our Board of Directors do not receive additional compensation for Board service.

Kevin M. Cameron.  Kevin M. Cameron, who formerly served as Chief Executive Officer of HLTH and as a member of it Board of Directors, became a member of the Board of Directors of WebMD upon completion of the Merger. In November 2009, Mr. Cameron returned from medical leave to active employment with WebMD on a part-time basis as a Special Advisor to the Chairman, at a salary rate of $100,000 per year. At that time, he received a grant of 110,000 shares of restricted WebMD Common Stock, 36,666 of which are scheduled to vest on the second anniversary of the date of grant and 36,667 of which are scheduled to vest on each of the next two anniversaries of the date of grant. The amount of shares granted, and the terms of the grant, were determined by the Compensation Committee, in its discretion. Pursuant to the terms of WebMD’s Amended and Restated 2005 Long-Term Incentive Plan, the vesting of the restricted stock will be accelerated, in the event of termination of Mr. Cameron’s employment as a result of death or permanent disability, to the date of such termination. Vesting of the restricted stock will also be accelerated, in the event of a change in control of WebMD, to the date of such change in control. In addition, if Mr. Cameron’s employment is terminated by WebMD without cause, the next vesting will be accelerated to the date of termination.

Upon the completion of the Merger, Mr. Cameron was entitled to resign for good reason under his employment agreement and receive certain severance benefits. WebMD and Mr. Cameron have entered into an agreement, in connection with Mr. Cameron’s resuming active employment, that would allow Mr. Cameron to receive the same benefits if he resigns at a later date as he would be entitled to if he resigned immediately following the Merger, which include:

•	As a result of his serving as HLTH’s Chief Executive Officer for over three years, he would be entitled to continuation of his base salary for three years from his termination date at the rate in effect when he served as CEO of HLTH, which was $660,000 per year (an aggregate of $1.98 million); provided that the first six months of severance shall be delayed for six months and will be paid in a lump sum after such six month period in accordance with Section 409A.

•	He would generally be entitled to continue to participate for three years, on the same terms and conditions that would have applied had he remained employed by WebMD during such period, in all health, medical, dental, life, and disability plans provided to him at the time of such termination and which are provided to employees generally following the date of termination (or comparable plans).

As of December 31, 2009, Mr. Cameron held 110,000 shares of WebMD Restricted Stock and options to purchase 1,799,063 shares of WebMD Common Stock with a weighted average exercise price of $22.93 per share (of which, 1,785,731 were vested options).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of WebMD Common Stock, as of April 20, 2010 (except where otherwise indicated), by each person or entity known by us to beneficially own more than 5% of the outstanding shares of WebMD Common Stock, by each of our directors, by each of our Named Executive Officers and by all of our directors and executive officers as a group. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons listed in the table below have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them. Unless otherwise indicated, the address of each of the beneficial owners identified is c/o WebMD Health Corp., 111 Eighth Avenue, New York, NY 10011.

Name and Address of Beneficial	Common			Total	Percent of
Owner	Stock(1)		Other(2)	Shares	Outstanding(2)

FMR LLC(3)	8,106,734		—	8,106,734	15.4%
82 Devonshire Street
Boston, MA 02109
Kensico Capital Management Corporation, Michael Lowenstein and Thomas J. Coleman(4)	4,010,000		—	4,010,000	7.6%
55 Railroad Avenue, 2nd Floor
Greenwich, CT 06830
CalPERS/PCG Corporate Partners, LLC(5)	3,950,632		—	3,950,632	7.5%
1200 Prospect Street, Suite 200
La Jolla, CA 92037
Samana Capital, L.P., Morton Holdings, Inc. and Philip B. Korsant(6)	3,620,884		—	3,620,884	6.9%
283 Greenwich Avenue
Greenwich, CT 06830
BlackRock, Inc.(7)	3,098,339		—	3,098,339	5.9%
40 East 52nd Street
New York, NY 10022
Morgan Stanley(8)	2,872,622		—	2,872,622	5.5%
1585 Broadway
New York, NY 10036
Mark J. Adler, M.D.	12,422	(9)	116,046	128,468	*
Paul A. Brooke	163,411	(10)	103,876	267,287	*
Kevin M. Cameron	333,221	(11)	1,221,343	1,554,564	2.9%
Neil F. Dimick	15,954		85,789	101,743	*
Nan-Kirsten Forte	18,293	(12)	52,500	70,793	*
Wayne T. Gattinella	132,309	(13)	281,100	413,409	*
Jerome Keller	19,937	(14)	29,700	49,637	*
James V. Manning	283,270	(15)	94,715	377,985	*
Abdool Rahim Moossa	5,793		49,500	55,293	*
Herman Sarkowsky	202,485	(16)	128,318	330,803	*
Joseph E. Smith	34,791		84,322	119,113	*
Stanley S. Trotman, Jr.	52,692	(17)	29,700	82,392	*
Anthony Vuolo	182,122	(18)	356,098	538,220	*
Martin J. Wygod	2,480,106	(19)	493,290	2,973,396	5.6%
Steven Zatz, M.D.	77,718	(20)	69,000	146,718	*
All executive officers and directors as a group (17 persons)	4,085,339		3,335,297	7,420,636	13.3%

*	Less than 1%.

(1)	The amounts set forth in this column include shares of WebMD Common Stock held in the accounts of Messrs. Cameron, Forte, Keller and Wygod and Dr. Zatz in the 401(k) Plan (which we refer to in this table as 401(k) Plan Shares) in the respective amounts stated in the footnotes below, all of which are vested in accordance with terms of the Plan. The amount set forth in this column for “All executive officers and directors as a group” includes 556 401(k) Plan Shares, all of which are vested in accordance with the terms of the 401(k) Plan.

Certain of the individuals listed in this table are beneficial owners of shares of unvested WebMD Restricted Stock in the respective amounts stated in the footnotes below. Holders of WebMD Restricted Stock have voting power, but not dispositive power, with respect to unvested shares of WebMD Restricted Stock.

(2)	Beneficial ownership is determined under the rules and regulations of the SEC, which provide that shares of common stock that a person has the right to acquire within 60 days are deemed to be outstanding and beneficially owned by that person for the purpose of computing the total number of shares beneficially owned by that person and the percentage ownership of that person. However, those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Accordingly, we have set forth, in the column entitled “Other,” with respect to each person listed, the number of shares of WebMD Common Stock that such person has the right to acquire pursuant to options that are currently exercisable or that will be exercisable within 60 days of April 20, 2010. We have calculated the percentages set forth in the column entitled “Percent of Outstanding” based on the number of shares outstanding as of April 20, 2010 (which was 52,665,545, including all outstanding unvested shares of WebMD Restricted Stock) plus, for each listed person or group, the number of additional shares deemed outstanding, as set forth in the column entitled “Other.”

(3)	This amount is based upon information disclosed by FMR LLC, Fidelity Management & Research Company and Edward C. Johnson, 3d in: (a) a Schedule 13G filed with the SEC reporting that FMR Corp. and the other members of the filing group had, as of December 31, 2009, sole power to vote or to direct the vote of 91,654 shares of WebMD Common Stock and sole power to dispose of or to direct the disposition of 8,106,734 shares of WebMD Common Stock. Sole power to vote the other shares of WebMD Common Stock beneficially owned by the filing group resides in the respective boards of trustees of the funds that have invested in the shares.

(4)	The information shown is as of December 31, 2009 and is based upon information disclosed by Kensico Capital Management Corporation, Michael Lowenstein and Thomas J. Coleman in a Schedule 13G filed with the SEC. Such persons reported that they had shared power to dispose of or to direct the disposition of 4,010,000 shares of WebMD Common Stock and shared power to vote or to direct the vote of those shares.

(5)	The information shown is based upon information disclosed by CalPERS/PCG Corporate Partners, LLC, PCG Corporate Partners Investments LLC, and Pacific Corporate Group Holdings, LLC as of December 31, 2009, in a Schedule 13G filed with the SEC. Such persons reported that they had shared power to dispose of or to direct the disposition of 3,950,632 shares of WebMD Common Stock and shared power to vote or direct the vote of those shares.

(6)	The information shown is as of December 31, 2009 and is based upon information disclosed by Samana Capital, L.P., Morton Holdings, Inc. and Philip B. Korsant in a Schedule 13G filed with the SEC. Such persons reported that Morton Holdings, Inc. and Philip B. Korsant shared power to dispose of or to direct the disposition of 3,620,884 shares of WebMD Common Stock and shared power to vote or to direct the voting of those shares of WebMD Common Stock, with Samana Capital, L.P. also having shared voting power and shared dispositive power with respect to 3,031,180 of those shares.

(7)	The information shown is as of December 31, 2009 and is based upon information disclosed by BlackRock, Inc. in a Schedule 13G filed with the SEC, which reported the sole power to vote or direct the voting of 3,098,339 shares of WebMD Common Stock, and sole power to dispose or to direct the disposition of those shares.

(8)	The information shown is as of December 31, 2009 and is based upon information disclosed by Morgan Stanley in a Schedule 13G filed with the SEC, which reported that it had sole power to vote or direct the voting of 2,858,892 shares of WebMD Common Stock and shared power to vote or direct the voting of 7,826 shares of WebMD Common Stock, and sole power to dispose of or to direct the disposition of 2,872,622 shares of WebMD Common Stock.

(9)	Represents 12,156 shares held by Dr. Adler and 266 shares held by Dr. Adler’s son.

(10)	Represents 73,791 shares held by Mr. Brooke and 89,620 shares held by PMSV Holdings LLC, of which Mr. Brooke is the managing member.

(11)	Represents 223,152 shares held by Mr. Cameron, 69 401(k) Plan Shares and 110,000 unvested shares of WebMD Restricted Stock.

(12)	Represents 3,189 shares held by Ms. Forte, 104 401(k) Plan Shares and 15,000 unvested shares of WebMD Restricted Stock.

(13)	Represents 87,309 shares held by Mr. Gattinella and 45,000 unvested shares of WebMD Restricted Stock.

(14)	Represents 19,868 shares held by Mr. Keller and 69 401(k) Plan Shares.

(15)	Represents 276,382 shares held by Mr. Manning, 5,555 shares held by Mr. Manning through an IRA, and 1,333 shares held by Mr. Manning’s wife through an IRA.

(16)	Represents 168,485 shares held by Mr. Sarkowsky, 2,000 shares held by Mr. Sarkowsky’s wife, 12,000 shares held by SPF Holdings (an entity controlled by Mr. Sarkowsky) and 20,000 shares held by The Sarkowsky Family LLP (entities controlled by Mr. Sarkowsky).

(17)	Represents 41,757 shares held by Mr. Trotman and 10,935 shares held by The Stanley S. Trotman, Jr. Trust, of which Mr. Trotman is a trustee.

(18)	Represents 101,372 shares held by Mr. Vuolo and 80,750 unvested shares of WebMD Restricted Stock.

(19)	Represents: 22,774 shares held by Mr. Wygod; 105 401(k) Plan Shares; 234,992 shares of unvested WebMD Restricted Stock; 2,140,797 shares held by The Wygod Family Revoacable Living Turst, of which Mr. Wygod is a trustee and shares voting and dispositive power; 2,222 shares held by Mr. Wygod’s spouse through an IRA; 71,695 shares held by SYNC, Inc., which is controlled by Mr. Wygod; 4,000 shares of WebMD Common Stock held by The Emily Wygod Trust u/t/a/d 12-31-1987 (as to which shares, Mr. Wygod disclaims beneficial ownership); and 3,521 shares of Common Stock held by The Max Wygod Trust u/t/a/d 12-31-1987 (as to which shares, Mr. Wygod disclaims beneficial ownership).

(20)	Represents 59,614 shares held by Dr. Zatz, 104 401(k) Plan Shares and 18,000 unvested shares of WebMD Restricted Stock.

Equity Compensation Plan Information

The following table contains certain information, as of December 31, 2009, about our equity compensation plans.

			(c)
	(a)	(b)	Number of securities
	Number of securities to be	Weighted-average	remaining available for
	issued upon exercise of	exercise price of	future issuance under equity
	outstanding options,	outstanding options,	compensation plans
	warrants and	warrants	(excluding securities
Plan category(1)	rights	and rights	reflected in column (a))

Equity compensation plans approved by security holders	9,206,085	$26.20	3,085,579
Equity compensation plans not approved by security holders(2)	26,175	$40.60	—

Total	9,232,260	$26.24	3,085,579

(1)	This table does not include outstanding options to acquire 13,200,112 shares of WebMD Common Stock at a weighted-average exercise price of $32.08 per share, as of December 31, 2009, that were assumed by WebMD in the Merger. We cannot grant additional awards under equity compensation plans assumed in the Merger. For additional information regarding the assumed options, see Note 12 to the Consolidated Financial Statements in this Annual Report.

(2)	The plan included in this category is the WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC, which did not require approval of our stockholders under applicable law and Nasdaq rules. We refer to that Plan as the Subimo Plan. A description of the Subimo Plan follows this table.

Description of Subimo Plan

The Subimo Plan authorized the granting of awards of non-qualified stock options to purchase shares of WebMD Common Stock and shares of Restricted Common Stock to employees of Subimo LLC in connection with our acquisition of that company. No further grants may be made under the Subimo Plan. The 305,075 options granted under the Subimo Plan have an exercise price equal to $40.60, the market value on the date of grant, which was the closing date of the acquisition. The options to purchase WebMD Common Stock granted under the Subimo Plan generally had the following vesting schedule: 25% on each of the first four anniversaries of the date of grant. However, a small number of members of Subimo’s senior management received grants, under the Subimo Plan, of options to purchase WebMD Common Stock and shares of WebMD Restricted Stock that have the following vesting schedule: 15% on the third anniversary of the date of grant; 25% on the fourth anniversary; and 60% on the fifth anniversary. The options issued under the Subimo Plan expire on the tenth anniversary of the date of grant. Upon termination of employment, unvested options generally are forfeited and vested options generally expire 90 days after termination (one year in the case of termination as a result of death or disability or immediately in the event of termination for “cause”). The Subimo Plan is administered by the Compensation Committee of our Board of Directors and all or a portion of such authority may be delegated to one or more officers of WebMD. The authority to make awards and to determine their terms and conditions in accordance with this Plan was delegated by the Compensation Committee to our Chief Executive Officer, subject to concurrence by our Chief Financial Officer.

Item 13.	Certain Relationships and Related Transactions

Director Independence

Our Board of Directors has delegated to the Nominating & Governance Committee of the Board the authority to make determinations regarding the independence of members of the Board. The Nominating & Governance Committee has determined that Drs. Adler and Moossa, and Messrs. Brooke, Dimick, Keller, Manning, Sarkowsky, Smith and Trotman (all nine of our Non-Employee Directors) are “independent” in accordance with the published listing requirements of the Nasdaq Global Select Market applicable generally to members of our Board and, with respect to the committees of our Board on which they serve, those applicable to the specific committees. Messrs. Cameron, Gattinella and Wygod, as employees of our company, are not independent.

The Nasdaq independence definition includes a series of objective tests, including one that requires a three year period to have elapsed since employment by the listed company and other tests relating to specific types of transactions or business dealings between a director (or persons or entities related to the director) and the listed company. In addition, as further required by the Nasdaq Marketplace Rules, the Nominating & Governance Committee of our Board has made a subjective determination as to each Non-Employee Director that no relationships exist which, in the opinion of the Nominating & Governance Committee, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In considering whether Mr. Manning qualified as “independent,” the Nominating & Governance Committee considered that (1) he had previously served as an executive officer of a predecessor of HLTH, more than ten years ago and (2) he and Mr. Wygod both serve as trustees of the WebMD Health Foundation, Inc., a charitable foundation. In considering whether Mr. Keller qualified as “independent,” the Nominating & Governance Committee considered the fact that he had previously served as an employee of HLTH for a short period, more than five years ago. In considering whether Mr. Sarkowsky qualified as “independent,” the Nominating & Governance Committee considered the fact that he and Mr. Wygod have jointly owned race horses and been involved in related transactions. Each member of the Nominating & Governance Committee abstained from voting with respect to his own independence.

Related Party Transactions

WebMD and HLTH were reimbursed approximately $322,000 and $297,000 for 2009 and 2008, respectively, by Martin J. Wygod (WebMD’s Chairman of the Board) and a corporation that he controls, for personal use of certain company staff and office facilities and for the personal portion of certain travel expenses.

FMR Corp. reported beneficial ownership, as of December 31, 2009, of shares that represented approximately 15.6% of WebMD’s outstanding Common Stock. Affiliates of FMR Corp. provide services to WebMD in connection with the 401(k) Plan and, until the sale of Porex by HLTH, provided such services in connection with Porex’s 401(k) plan. The aggregate amount charged to WebMD and HLTH for these services was approximately $40,000 for 2009 and $74,000 for 2008. Fidelity Employer Services Company LLC, or FESCO, an affiliate of FMR Corp. that provides human resources administration and benefit administration services to employers, serves as a distributor of WebMD’s private portal services, which are integrated into services that FESCO provides to its clients. WebMD recorded revenue of $8,072,000 in 2009 and $9,399,000 in 2008 related to the FESCO relationship, and $2,250,000 and $2,070,000, respectively, were included in accounts receivable, related to the FESCO relationship, as of December 31, 2009 and December 31, 2008. For additional information, see “Private Portals — Relationship with Fidelity Employer Services Company LLC” in Item 1 of this Annual Report.

Audit Committee Review of Related Party Transactions

Under our company’s Code of Business Conduct, directors and executive officers are required to disclose to our General Counsel or our Compliance Officer any transactions or relationships they are involved in that present or may present a conflict of interest with our company, including those that would be required to be disclosed as a related party transaction under applicable SEC rules. Under our Code of Business Conduct and the Audit Committee Charter, the Audit Committee has authority to determine whether to approve or ratify such transactions and relationships on behalf of our company. The Audit Committee considers whether to ratify or approve such transactions and relationships on a case-by-case basis, rather than pursuant to a general policy.

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

In addition to retaining Ernst & Young LLP to audit WebMD’s consolidated financial statements for 2009 and to audit HLTH’s and WebMD’s consolidated financial statements for 2008 and to review their respective quarterly financial statements during those years, WebMD and HLTH retained Ernst & Young LLP to provide certain related services. The fees for Ernst & Young LLP’s services to WebMD and HLTH were:

Type of Fees	2009	2008

Audit Fees	$1,085,818	$1,507,981
Audit-Related Fees	639,165	1,217,026
Tax Fees	299,965	298,600
All Other Fees	1,995	1,500

Total Fees	$2,026,944	$3,025,107

In the above table, in accordance with applicable SEC rules:

•	“audit fees” include: (a) fees for professional services (i) for the audit of consolidated financial statements of WebMD for 2009 and for the audits of the consolidated financial statements of HLTH and WebMD for 2008, (ii) for review of the consolidated financial statements included in WebMD’s and HLTH’s Quarterly Reports on Form 10-Q filed during each year, and (iii) for the audit of internal control over financial reporting with respect to WebMD for 2009 and for the audits of internal control of financial reporting with respect to WebMD and HLTH for 2008; and (b) fees for services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements for each year;

•	“audit-related fees” are fees in each year for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, and included fees related to audits of employee benefit plans and, during 2009, fees for services related to the Merger and the disposition of Porex and, during 2008, for services related to the terminated merger transaction between HLTH and WebMD, and the dispositions by HLTH of Porex, ViPS and its interest in EBSCo;

•	“tax fees” are fees in the year for professional services for tax compliance, tax advice, and tax planning and analysis, a portion of which during 2009 related to the Merger and, during 2008, the terminated merger transaction between HLTH and WebMD; and

•	“all other fees” are fees in the year for any products and services not included in the first three categories and consisted of a subscription to Ernst & Young’s online research tool.

None of these services was provided pursuant to a waiver of the requirement that such services be pre-approved by the respective Audit Committees of HLTH and WebMD. The Audit Committee has determined that the provision by Ernst & Young of non-audit services to HLTH and WebMD in 2009 is compatible with Ernst & Young maintaining its independence.

The Audit Committee considers whether to pre-approve audit and permissible non-audit services and fees on a case-by-case basis, rather than pursuant to a general policy, with the exception of acquisition-related due diligence engagements, which have been pre-approved by the Audit Committee and are subject to monitoring by the Chairman of the Audit Committee. To ensure prompt handling of unexpected matters, the Audit Committee has delegated to its Chairman the authority to pre-approve audit and permissible non-audit services and fees and to amend or modify pre-approvals that have been granted by the entire Audit Committee. A report of any such actions taken by the Chairman is provided to the Audit Committee at the next Audit Committee meeting. HLTH followed similar pre-approval procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 30th day of April, 2010.

WebMD Health Corp.

By:	/s/ Anthony Vuolo
Anthony Vuolo
Chief Operating Officer and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Description

2	.1*	Stock Purchase Agreement, dated as of August 8, 2006, between HLTH Corporation (“HLTH”) and Sage Software, Inc. (incorporated by reference to Exhibit 2.1 to HLTH’s Current Report on Form 8-K filed on August 11, 2006)
2	.2*	Amended and Restated Agreement and Plan of Merger, dated as of November 15, 2006, among Emdeon Corporation, EBS Holdco, Inc., EBS Master LLC, Emdeon Business Services LLC, Medifax-EDI Holding Company, EBS Acquisition LLC, GA EBS Merger LLC and EBS Merger Co. (incorporated by reference to Exhibit 2.1 to HLTH’s Current Report on Form 8-K filed on November 21, 2006)
2	.3*	Securities Purchase Agreement, dated as of February 8, 2008, among HLTH, EBS Master LLC, the voting members of EBS Master LLC and the purchasers listed therein (incorporated by reference to Exhibit 2.1 to HLTH’s Current Report on Form 8-K filed on February 13, 2008)
2	.4*	Agreement and Plan of Merger, dated as of June 17, 2009, between HLTH Corporation and WebMD Health Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on June 18, 2009, as amended on June 22, 2009)
2	.5*	Stock Purchase Agreement, dated as of September 17, 2009, among SNTC Holding, Inc., Aurora Equity Partners III L.P. and Aurora Overseas Equity Partners III, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by HLTH on September 22, 2009)
2	.6*	Unit Purchase Agreement, dated as of November 2, 2006, by and among the Registrant, Subimo, LLC and the Sellers referred to therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on November 8, 2006) (the “Subimo Purchase Agreement”)
2.7		Amendment, dated December 3, 2008, to the Subimo Purchase Agreement (incorporated by reference to Exhibit 2.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”))
2	.8*	Stock Purchase Agreement, dated as of June 3, 2008, between SNTC Holding, Inc. and General Dynamics Information Technology, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 1, filed on June 10, 2008, to the Current Report on Form 8-K filed by HLTH on June 4, 2008)
2	.9*	Termination and Mutual Release Agreement, dated as of November 18, 2008, among the Registrant, Marketing Technology Solutions Inc., Jay Goldberg and Russell Planitzer (incorporated by reference to Exhibit 2.8 to the 2008 Form 10-K)
3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))
3.2		Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))
4.1		Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 in Amendment No. 1, filed on August 11, 2009, to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-160530))
4.2		Indenture, dated as of June 25, 2003, between HLTH and The Bank of New York (incorporated by reference to Exhibit 4.1 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
4.3		Form of 1.75% Convertible Subordinated Note Due 2023 (included in Exhibit 4.2)
4.4		First Supplemental Indenture, dated as of October 23, 2009, between the Registrant and The Bank of New York Mellon, as Trustee, to the Indenture for the 1.75% Convertible Notes due 2025 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated October 26, 2009)
4.5		Indenture, dated as of August 30, 2005, between HLTH and The Bank of New York (incorporated by reference to Exhibit 4.1 to Amendment, filed November 9, 2005 to HLTH’s Current Report on Form 8-K filed on August 30, 2005)
4.6		Form of 3 1/8% Convertible Note Due 2025 (included in Exhibit 4.5)

Exhibit No.		Description

4.7		First Supplemental Indenture, dated as of October 23, 2009, between the Registrant and The Bank of New York Mellon, as Trustee, to the Indenture for the 3 1/8% Convertible Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 26, 2009)
10.1		Form of Indemnification Agreement between HLTH and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.2		Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (No. 333-124832) (which we refer to as the “IPO Registration Statement”))
10	.3**	WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (incorporated by reference to Exhibit 10.2 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2006)
10.4		Healtheon/WebMD Media Services Agreement dated January 26, 2000 among HLTH, Eastrise Profits Limited and Fox Entertainment Group, Inc. (incorporated by reference to Exhibit 10.5 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000), as amended by Amendment dated February 15, 2001 (incorporated by reference to Exhibit 10.2 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
10	.5**	Employment Agreement, dated as of November 9, 2006, between HLTH and Mark Funston (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed on November 15, 2006)
10	.6**	Amended and Restated Employment Agreement, dated as of August 3, 2005 between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed on August 5, 2005)
10	.7**	Letter Agreement, dated as of February 1, 2006 between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.3 to HLTH’s Current Report on Form 8-K filed on February 2, 2006)
10	.8**	Employment Agreement, dated September 23, 2004, between HLTH and Kevin Cameron (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed September 28, 2004)
10	.9**	Letter Agreement, dated as of February 1, 2006 between HLTH and Kevin M. Cameron (incorporated by reference to Exhibit 10.2 to HLTH’s Current Report on Form 8-K filed on February 2, 2006)
10	.10**	Amended and Restated Stock Option Agreement dated August 21, 2000 between HLTH (as successor to Medical Manager Corporation) and Martin J. Wygod (incorporated by reference to Exhibit 10.21 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Amendment No. 1 on Form 10-K/A)
10	.11**	Letter Agreement, dated as of April 27, 2005, between HLTH. and Wayne T. Gattinella (incorporated by reference to Exhibit 99.1 to HLTH’s Current Report on Form 8-K filed on May 3, 2005)
10	.12**	Employment Agreement, dated as of April 28, 2005, between WebMD, Inc. and Wayne T. Gattinella (incorporated by reference to Exhibit 99.1 to HLTH’s Current Report on Form 8-K filed on May 3, 2005)
10	.13**	Form of Amended and Restated Stock Option Agreement dated August 21, 2000, between HLTH and Anthony Vuolo (incorporated by reference to Exhibit 10.54 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10	.14**	Form of Amendment to HLTH’s Equity Compensation Plans and Stock Option Agreements (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by HLTH on November 9, 2006)

Exhibit No.		Description

10	.15**	2001 Employee Non-Qualified Stock Option Plan of HLTH, as amended (incorporated by reference to Exhibit 10.46 to HLTH’s Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10	.16**	2002 Restricted Stock Plan of HLTH and Form of Award Agreement (incorporated by reference to Exhibit 10.21 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.17**	Amended and Restated 1996 Stock Plan of HLTH (incorporated by reference to Exhibit 10.8 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)
10	.18**	Amended and Restated 1998 Employee Stock Purchase Plan of HLTH (incorporated by reference to Exhibit 99.27 to HLTH’s Registration Statement on Form S-8 (No. 333-47250) filed October 4, 2000)
10	.19**	Amended and Restated 2000 Long-Term Incentive Plan of HLTH (incorporated by reference to Annex E to HLTH’s Proxy Statement for its 2006 Annual Meeting filed on August 14, 2006)
10	.20**	WebMD, Inc. Amended and Restated 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to HLTH’s Registration Statement on Form S-8 (No. 33-90795) filed November 12, 1999)
10	.21**	Envoy Stock Plan (incorporated by reference to Exhibit 99.1 to HLTH’s Registration Statement on Form S-8 (No. 333-42616) filed July 31, 2000)
10	.22**	Amended and Restated 1989 Class A Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 10.1 to Synetic, Inc.’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)
10	.23**	Amended and Restated 1989 Class B Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 10.2 to Synetic, Inc.’s Registration Statement on Form S-1 (No. 333-28654) filed May 18, 1989)
10	.24**	1991 Director Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-46640) filed March 24, 1992)
10	.25**	Amended and Restated 1991 Special Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.3 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10	.26**	Medical Manager Corporation’s 1996 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Medical Manager Corporation’s (Commission File No. 0-29090) Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)
10	.27**	Medical Manager Corporation’s 1996 Amended and Restated Non-Employee Director’s Stock Plan (incorporated by reference to Exhibit 10.2 to Medical Manager Corporation’s (Commission File No. 0-29090) Annual Report on Form 10-K for the fiscal year ended December 31, 1997)
10	.28**	1996 Class C Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.1 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10	.29**	1997 Class D Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10	.30**	1998 Class E Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.1 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-72517) filed February 17, 1999)
10	.31**	The 1999 Medical Manager Corporation Stock Option Plan for Employees of Medical Manager Systems, Inc. (incorporated by reference to Exhibit 10.28 to Medical Manager Corporation’s Annual Report on Form 10-K for the year ended June 30, 1999)
10	.32**	1998 Porex Technologies Corp. Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-72517) filed February 17, 1999)
10	.33**	CareInsite, Inc. 1999 Officer Stock Option Plan (incorporated by reference to Exhibit 10.18 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)

Exhibit No.		Description

10	.34**	CareInsite, Inc. 1999 Employee Stock Option Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 6 to CareInsite, Inc.’s Registration Statement on Form S-1 (No. 333-75071) filed June 11, 1999)
10	.35**	CareInsite, Inc. 1999 Director Stock Option Plan (incorporated by reference to Annex H to the Proxy Statement/Prospectus, filed on August 7, 2000, and included in HLTH’s Registration Statement on Form S-4 (No. 333-39592))
10	.36**	Amendment to Company Stock Option Plans of Medical Manager Corporation and CareInsite, Inc. (incorporated by reference to Exhibit 99.28 to HLTH’s Registration Statement on Form S-8 (No. 333-47250) filed October 4, 2000)
10	.37**	2004 Non-Qualified Stock Option Plan for Employees of VIPS, Inc. (incorporated by reference to Exhibit 10.2 of HLTH’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10	.38**	Stock Option Agreement between HLTH and Wayne Gattinella dated August 20, 2001 (incorporated by reference to Exhibit 4.8 to HLTH’s Registration Statement on Form S-8 (No. 333-888420) filed May 16, 2002)
10	.39**	WebMD Health Corp. Amended and Restated 2005 Long-Term Incentive Plan (the “2005 LTIP”) (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162653))
10	.40**	Amended and Restated Employment Agreement, dated as of July 14, 2005, between WebMD Health Corp. and Anthony Vuolo (incorporated by reference to Exhibit 99.2 to HLTH’s Current Report on Form 8-K, as amended, filed with the Securities and Exchange Commission on July 19, 2005)
10	.41**	Form of Restricted Stock Agreement with Employees (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162653))
10	.42**	Form of Restricted Stock Agreement with Non-Employee Directors (incorporated by reference to Exhibit 10.49 to the IPO Registration Statement)
10	.43**	Form of Non-Qualified Stock Option Agreement with Employees (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162653))
10	.44**	Form of Non-Qualified Stock Option Agreement with Non-Employee Directors (incorporated by reference to Exhibit 10.51 to the IPO Registration Statement)
10	.45**	Employment Agreement between WebMD Health Holdings, Inc. and Douglas W. Wamsley (incorporated by reference to Exhibit 10.15 to the IPO Registration Statement)
10	.46**	Employment Agreement between WebMD Health Holdings, Inc. and Nan-Kirsten Forte (incorporated by reference to Exhibit 10.16 to the IPO Registration Statement)
10	.47**	Employment Agreement between WebMD Health Holdings, Inc. and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.17 to the IPO Registration Statement)
10	.48**	Employment Agreement between WebMD Health Holdings, Inc. and Craig Froude (incorporated by reference to Exhibit 10.18 to the IPO Registration Statement)
10.49		Agreement of Lease, dated as of June 30, 2004, between III Chelsea Commerce LP and WebMD, Inc. (incorporated by reference to Exhibit 10.45 to the IPO Registration Statement)
10.50		First Amendment to the Lease Agreement, dated as of December 21, 2004, between III Chelsea Commerce LP and WebMD, Inc. (incorporated by reference to Exhibit 10.46 to the IPO Registration Statement)
10	.51†	Services Agreement, dated as of February 12, 2004, between WebMD, Inc. and Fidelity Human Resources Services Company LLC (f/k/a Fidelity Employer Services Company LLC) (incorporated by reference to Exhibit 10.47 to the IPO Registration Statement)
10	.52**	Form of Restricted Stock Agreement between HLTH and Employees for Grants Under HLTH’s 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.57 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)

Exhibit No.		Description

10	.53**	Form of Non-Qualified Stock Option Agreement between HLTH and Employees for Grants Under HLTH’s 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.58 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)
10	.54**	Form of Non-Qualified Stock Option Agreement between HLTH and Employees for Grants Under HLTH’s 1996 Stock Plan (incorporated by reference to Exhibit 10.59 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)
10.55		Loan Agreement, dated as of April 28, 2009, between Citigroup Global Markets Inc. and HLTH Corporation (incorporated by reference to Exhibit 10.1 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)
10.56		Amended and Restated Loan Agreement, dated as of April 28, 2009, between Citigroup Global Markets Inc. and WebMD Health Corp. (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)
10	.57**	Amendment No. 2, dated as of December 1, 2008, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed on December 5, 2008)
10	.58**	Letter Agreement, dated December 29, 2008, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.52 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2008)
10	.59**	Amendment to Employment Agreement, dated as of December 16, 2008, between HLTH and Kevin M. Cameron (incorporated by reference to Exhibit 10.53 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2008)
10	.60**	Letter Amendment, dated as of December 10, 2008, between HLTH and Mark D. Funston (incorporated by reference to Exhibit 10.54 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2008)
10	.61**	Letter Amendment, dated as of December 10, 2008, between the Registrant and Wayne T. Gattinella (incorporated by reference to Exhibit 10.53 to the 2008 Form 10-K)
10	.62**	Letter Amendment, dated as of July 9, 2009, among HLTH Corporation, WebMD Health Corp. and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 14, 2009)
10	.63**	WebMD, LLC Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.48 to Amendment No. 1, filed on April 29, 2008, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)
10	.64**	Amendment No. 1 to WebMD Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.58 to Amendment No. 1, filed on April 30, 2009, to the 2008 Form 10-K)
10	.65**	Letter Agreement, dated as of October 1, 2007, between the Registrant and William Pence (incorporated by reference to Exhibit 10.59 to Amendment No. 1, filed on April 30, 2009, to the 2008 Form 10-K)
10	.66**	Letter Amendment, dated as of December 10, 2008, between the Registrant and William Pence (incorporated by reference to Exhibit 10.60 to Amendment No. 1, filed on April 30, 2009, to the 2008 Form 10-K)
10	.67**	Amendment, dated as of December 10, 2008 to Amended and Restated Employment Agreement between the Registrant and Anthony Vuolo (incorporated by reference to Exhibit 10.55 to the 2008 Form 10-K)
10	.68**	Letter Amendment, dated as of December 14, 2008, between the Registrant and Nan Forte (incorporated by reference to Exhibit 10.56 to the 2008 Form 10-K)
10	.69**	Letter Agreement, dated as of February 19, 2009, between HLTH and Anthony Vuolo (incorporated by reference to Exhibit 10.57 to the 2008 Form 10-K)
10.70		Note Purchase Agreement, dated October 19, 2009, among SNTC Holding, Inc., Porex Holding Corporation, Porex Corporation and Porex Surgical, Inc. (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed October 20, 2009)

Exhibit No.		Description

10	.71**	Restricted Stock Agreement, dated November 3, 2009, between the Registrant and Anthony Vuolo***
10	.72**	Letter Amendment, dated as of November 3, 2009, between the Registrant and Kevin M. Cameron***
10	.73**	Letter Agreement, dated as of October 30, 2009, between the Registrant and Mark Funston***
10	.74**	Letter Amendment, dated as of December 14, 2008 between the Registrant and Steven Zatz, M.D.****
12.1		Computation of Ratio of Earnings to Fixed Charges***
14.1		Code of Business Conduct (incorporated by reference to Exhibit 10.58 to Amendment No. 1, filed on April 30, 2009, to the 2008 Form 10-K)
21.1		Subsidiaries of the Registrant***
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm***
23.2		Consent of Ernst & Young LLP, Independent Auditors for Exhibit 99.5***
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Registrant*****
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Registrant*****
32.1		Section 1350 Certification of Chief Executive Officer of the Registrant***
32.2		Section 1350 Certification of Chief Financial Officer of the Registrant***
99.1		Explanation of Non-GAAP Measures***
99.2		Audit Committee Charter***
99.3		Compensation Committee Charter***
99.4		Nominating & Governance Committee Charter***
99.5		Consolidated Financial Statements of EBS Master LLC for the Year Ended December 31, 2007 and the Period from November 16, 2006 to December 31, 2006 (incorporated by reference to Exhibit 99.1 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2007)

*	With respect to the agreements filed as Exhibits 2.1 through 2.6 and Exhibits 2.8 and 2.9, certain of the exhibits and the schedules to those agreements have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

**	Agreement relates to executive compensation.

***	Previously filed with this Annual Report on Form 10-K (as originally filed on March 2, 2010).

****	Filed with this Amendment No. 1.

*****	Filed with this Amendment No. 1 and the required copy was also previously filed with this Annual Report on Form 10-K (as originally filed on March 2, 2010).

†	Portions of this exhibit were redacted pursuant to confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.