Form 10-Q
period 2010-03-31
WebMD Health Corp.
filed 2010-05-10
CIK 1326583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Yes ☐     No ☑

As of May 4, 2010, the Registrant had 53,538,664 shares of Common Stock (including unvested shares of restricted Common Stock).

WEBMD HEALTH CORP.

QUARTERLY REPORT ON FORM 10-Q
For the period ended March 31, 2010

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

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$450,214	$459,766
Accounts receivable, net of allowance for doubtful accounts of $1,481 at March 31, 2010 and $1,511 at December 31, 2009	120,584	118,155
Prepaid expenses and other current assets	15,697	11,419
Investments	357,342	9,932

Total current assets	943,837	599,272
Investments	—	338,446
Property and equipment, net	49,369	52,194
Goodwill	202,104	202,104
Intangible assets, net	24,943	26,020
Deferred tax assets	75,477	50,789
Other assets	18,567	19,723

TOTAL ASSETS	$1,314,297	$1,288,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$48,173	$63,721
Deferred revenue	120,139	98,474
1.75% convertible subordinated notes due 2023	264,583	264,583
Deferred tax liability	6,731	12,955
Liabilities of discontinued operations	25,965	34,197

Total current liabilities	465,591	473,930
3 1/8% convertible notes due 2025, net of discount of $12,151 at March 31, 2010 and $22,641 at December 31, 2009	134,915	227,659
Other long-term liabilities	21,931	22,191

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 650,000,000 shares authorized; 57,249,927 shares issued at March 31, 2010 and 57,243,710 shares issued at December 31, 2009	572	572
Additional paid-in capital	9,394,123	9,469,857
Treasury stock, at cost; 1,869,489 shares at March 31, 2010 and 6,296,944 shares at December 31, 2009	(69,720)	(233,651)
Accumulated deficit	(8,638,375)	(8,634,585)
Accumulated other comprehensive income (loss)	5,260	(37,425)

Stockholders’ equity	691,860	564,768

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,314,297	$1,288,548

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2010	2009

Revenue	$108,030	$90,264
Cost of operations	42,994	36,565
Sales and marketing	28,407	27,561
General and administrative	18,809	21,848
Depreciation and amortization	7,015	7,103
Interest income	3,409	2,262
Interest expense	5,139	6,536
(Loss) gain on convertible notes	(3,727)	6,647
Loss on auction rate securities	28,848	—
Other expense, net	298	269

Loss from continuing operations before income tax benefit	(23,798)	(709)
Income tax benefit	20,008	1,217

Consolidated (loss) income from continuing operations	(3,790)	508
Consolidated income from discontinued operations, net of tax provision of $1,059 in 2009	—	517

Consolidated net (loss) income inclusive of noncontrolling interest	(3,790)	1,025
Income attributable to noncontrolling interest	—	(610)

Net (loss) income attributable to Company stockholders	$(3,790)	$415

Amounts attributable to Company stockholders:
Loss from continuing operations	$(3,790)	$(194)
Income from discontinued operations	—	609

Net (loss) income attributable to Company stockholders	$(3,790)	$415

Basic and diluted (loss) income per common share:
Loss from continuing operations	$(0.07)	$(0.00)
Income from discontinued operations	—	0.01

Net (loss) income attributable to Company stockholders	$(0.07)	$0.01

Weighted-average shares outstanding used in computing per share amounts:
Basic and diluted	52,191	45,217

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Consolidated net (loss) income inclusive of noncontrolling interest	$(3,790)	$1,025
Adjustments to reconcile consolidated net (loss) income inclusive of noncontrolling interest to net cash provided by (used in) operating activities:
Consolidated income from discontinued operations, net of tax	—	(517)
Depreciation and amortization	7,015	7,103
Non-cash interest	2,090	2,799
Non-cash advertising	—	1,753
Non-cash stock-based compensation	7,837	9,154
Deferred income taxes	(21,463)	(2,604)
Loss (gain) on convertible notes	3,727	(6,647)
Loss on auction rate securities	28,848	—
Changes in operating assets and liabilities:
Accounts receivable	(2,429)	2,247
Prepaid expenses and other, net	(1,829)	(1,224)
Accrued liabilities and other long-term liabilities	(14,224)	(20,741)
Deferred revenue	21,665	4,961

Net cash provided by (used in) continuing operations	27,447	(2,691)
Net cash (used in) provided by discontinued operations	(8,233)	2,001

Net cash provided by (used in) operating activities	19,214	(690)
Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	4,500	600
Purchases of property and equipment	(3,114)	(5,309)
Finalization of sale price of discontinued operations	(1,430)	250

Net cash used in continuing operations	(44)	(4,459)
Net cash used in discontinued operations	—	(829)

Net cash used in investing activities	(44)	(5,288)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of cash used for employee withholding taxes	5,775	7,041
Repurchases of convertible notes	(22,565)	(78,183)
Purchase of treasury stock under repurchase program	(6,527)	—
Payment for shares tendered in 2009, delivered in 2010	(6,818)	—
Tax benefit on stock-based awards	1,413	—

Net cash used in financing activities	(28,722)	(71,142)
Effect of exchange rates on cash	—	(245)

Net decrease in cash and cash equivalents	(9,552)	(77,365)
Cash and cash equivalents at beginning of period	459,766	629,848

Cash and cash equivalents at end of period	$450,214	$552,483

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

From the completion of the initial public offering through the completion of the merger with HLTH Corporation (“HLTH”) on October 23, 2009 (the “Merger”), the Company was more than 80% owned by HLTH. On October 23, 2009, stockholders of HLTH and WebMD approved the Merger and the transaction was completed later that day, with HLTH merging into WebMD and WebMD continuing as the surviving corporation. WebMD automatically succeeded to all of HLTH’s assets, liabilities and commitments upon completion of the Merger (other than the shares of WebMD Class B common stock owned by HLTH which were cancelled in the Merger). In the Merger, each share of HLTH common stock was converted into 0.4444 shares of WebMD common stock. The shares of WebMD’s Class A common stock were unchanged in the Merger and continue to trade on the Nasdaq Global Select Market under the symbol “WBMD”; however, they are no longer referred to as “Class A” because the Merger eliminated both WebMD’s Class B common stock and the dual-class stock structure that had existed at WebMD. WebMD was the only operating business of HLTH at the time the Merger closed. Accordingly, the completion of the Merger did not have a significant effect on the operations of WebMD since there were no HLTH business operations to combine with WebMD’s business operations and, while HLTH had previously been providing certain corporate services to WebMD under a services agreement and had certain other agreements with WebMD, those agreements ceased when WebMD acquired HLTH. The employees and resources of HLTH used to provide services to WebMD under the services agreement became employees and resources of WebMD upon completion of the Merger.

The applicable accounting treatment for the Merger results in HLTH being considered the acquiring entity of the WebMD non-controlling interest. Accordingly, the pre-acquisition consolidated financial statements of HLTH became the historical financial statements of WebMD following the completion of the Merger, adjusted

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as described in the next paragraph. Accordingly, in these consolidated financial statements, the defined term “Company” refers not only to WebMD but also, where the context requires, to HLTH. The specific names of HLTH and WebMD are used only where there is a need to distinguish between the legal entities. In addition, all references in these consolidated financial statements to amounts of shares of HLTH common stock and to market prices or purchase prices for HLTH common stock have been adjusted to reflect the 0.4444 exchange ratio in the Merger (the “Exchange Ratio”), and expressed as the number of shares of WebMD common stock into which the HLTH common stock would be converted in the Merger and the equivalent price per share of WebMD common stock. Similarly, the exercise price of options and warrants to purchase HLTH common stock and the number of shares subject to those options and warrants have been adjusted to reflect the Exchange Ratio.

In the Company’s financial statements for the quarter ended March 31, 2009 included in this Quarterly Report: the weighted-average shares outstanding used in computing income per common share for the quarter ended March 31, 2009 have been adjusted by multiplying the historical weighted-average shares outstanding for HLTH by the Exchange Ratio; and basic and diluted income per common share have been recalculated to reflect the adjusted weighted-average shares.

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results to be expected for any subsequent period or for the entire year ending December 31, 2010. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

The unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2009, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect: the allowance for doubtful accounts, the carrying value of long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets (excluding goodwill and indefinite lived intangible assets), the carrying value, capitalization and amortization of software and Web site development costs, the carrying value of investments including investments in auction rate securities, the provision for income taxes and related deferred tax accounts, certain accrued liabilities, revenue recognition, contingencies, litigation and related legal accruals and the value attributed to employee stock options and other stock-based awards.

Net Income (Loss) Per Common Share

Basic income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, increased to give effect to potentially dilutive securities and assumes that any dilutive convertible notes were converted, only in the periods in which such effect is dilutive:

	Three Months Ended March 31,
	2010	2009

Amounts Attributable to Company Stockholders:
Numerator:
Loss from continuing operations — Basic and diluted	$(3,790)	$(194)

Income from discontinued operations, net of tax — Basic and Diluted(1)	$—	$602

Denominator:
Weighted-average shares — Basic and diluted	52,191	45,217

Basic and diluted (loss) income per common share:
Loss from continuing operations	$(0.07)	$(0.00)
Income from discontinued operations	—	0.01

Net (loss) income attributable to Company stockholders	$(0.07)	$0.01

(1)	Income from discontinued operations was adjusted for the effect of participating non-vested restricted stock of $7 in 2009.

The Company has excluded convertible subordinated notes and convertible notes, as well as outstanding warrants, stock options and restricted stock, from the calculation of diluted income (loss) per common share during the periods in which such securities were anti-dilutive. The following table presents the total number of

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares that could potentially dilute income (loss) per common share in the future that were not included in the computation of diluted income (loss) per common share during the periods presented (shares in thousands):

	Three Months Ended March 31,
	2010	2009

Options, restricted stock and warrants	16,928	19,566
Convertible notes	11,839	15,948

	28,767	35,514

Recent Accounting Pronouncements

Accounting Pronouncements to be Adopted in the Future

In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on revenue recognition that will become effective for the Company beginning January 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables. In addition, revenue under multiple element arrangements will be allocated using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company has not yet determined the impact that this new guidance will have on its results of operations and financial position.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

2.	Discontinued Operations

Porex

On October 19, 2009, the Company completed the sale of its Porex business. In connection with the sale of Porex, the Company received $74,378 in cash at closing, received $67,500 in senior secured notes (“Senior Secured Notes”) and incurred approximately $4,900 of transaction expenses. During the three months ended March 31, 2010, the Company paid $1,430 to Porex related to the finalization of a customary working capital adjustment. The Senior Secured Notes were secured by certain assets of the acquirer and accrued interest at a rate of 8.75% per annum, payable quarterly. The Senior Secured Notes were issued in four series: the Senior Secured Notes of the first, second and third series had an aggregate principal amount of $10,000 each and were scheduled to mature on the first, second and third anniversaries of the closing, respectively; and the Senior Secured Notes of the fourth series had an aggregate principal amount of $37,500 and was scheduled to mature on the fourth anniversary of the closing. The Company estimated that the fair value of the Senior Secured Notes was $63,598 as of October 19, 2009. On April 1, 2010, the Company sold the Senior Secured Notes for $65,475 plus accrued interest. Accordingly, the Senior Secured Notes are included in current assets as investments and reflected at $65,475 within the accompanying consolidated balance sheet as of March 31, 2010.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the Company agreed to indemnify Porex for certain tax matters, which were estimated by the Company to be approximately $4,800. An accrual for these tax matters is included within liabilities of discontinued operations, within the accompanying consolidated balance sheets as of December 31, 2009 and March 31, 2010. In connection with the sale of Porex, the Company recognized a pre-tax gain of $25,790 during the three months ended December 31, 2009. Summarized operating results for the discontinued operations of Porex for the three months ended March 31, 2009 are as follows:

Revenue	$18,253
Earnings before taxes	2,400

Little Blue Book Print Directory Business

In March 2009, the Company decided to divest its Little Blue Book print directory business (“LBB”). As a result, the historical financial information for LBB has been reflected as discontinued operations in the accompanying consolidated financial statements. During the three months ended June 30, 2009, the Company recorded an impairment charge of $8,300 to reduce the carrying value of LBB to its then estimated fair value. On September 30, 2009, the Company completed the sale of LBB in which it received cash proceeds of $2,590. Summarized operating results for the discontinued operations of LBB for the three months ended March 31, 2009 are as follows:

Revenue	$572
Losses before taxes	715

EPS

On September 14, 2006, the Company completed the sale of Emdeon Practice Services, Inc. (together with its subsidiaries, “EPS”) to Sage Software, Inc. (“Sage Software”), an indirect wholly owned subsidiary of The Sage Group plc (the “EPS Sale”). The Company has certain indemnity obligations to advance amounts for reasonable defense costs for initially ten, and now four, former officers and directors of EPS, who were indicted in connection with the previously disclosed investigation by the United States Attorney for the District of South Carolina (the “Investigation”), which is more fully described in Note 10. In connection with the EPS Sale, the Company agreed to indemnify Sage Software relating to these indemnity obligations. During the year ended December 31, 2007, based on information available at that time, the Company determined a reasonable estimate of the range of probable costs with respect to its indemnification obligation and, accordingly, recorded an aggregate pre-tax charge of $73,347, which represented the Company’s estimate of the low end of the probable range of costs related to this matter. The Company had reserved the low end of the probable range of costs because no estimate within the range was a better estimate than any other amount. That estimate included assumptions as to the duration of the trial and pre-trial periods, and the defense costs to be incurred during these periods. The Company updated the estimated range of its indemnification obligation based on new information received during the years ended December 31, 2009 and 2008 and, as a result, recorded additional pre-tax charges of $14,367 and $29,078, respectively. As described in more detail in Note 10, on March 1, 2010, two of the former officers and directors of EPS were found guilty and are currently awaiting sentencing. Two other former officers of EPS are awaiting trial in Tampa, Florida, which is scheduled to begin on August 2, 2010. As of March 31, 2010, and December 31, 2009, the remaining accrual with respect to the costs for these matters was $16,161 and $25,437, respectively, and is included within liabilities of discontinued operations on the accompanying consolidated balance sheets. The ultimate outcome of this matter is still uncertain and, accordingly, the amount of cost the Company may ultimately incur could be substantially more than the reserve the Company has currently provided. If the recorded reserves are insufficient to cover the ultimate cost of this matter, the Company will need to record additional charges to its consolidated statement of operations in future periods.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Also included within liabilities of discontinued operations related to this matter is $5,000 and $3,957, as of March 31, 2010 and December 31, 2009, respectively, which represents certain reimbursements received from the Company’s insurance carriers between July 31, 2008 and March 31, 2010. The Company deferred recognizing these insurance reimbursements within the consolidated statement of operations given the pending Coverage Litigation, which is described below in Note 10.

3.	Repurchase and Conversion of Convertible Notes

During the three months ended March 31, 2009, the Company repurchased $76,517 principal amount of its 1.75% Convertible Subordinated Notes Due 2023 (“1.75% Notes”) for $71,623 in cash, which includes $4,712 that was paid subsequent to March 31, 2009. Also during the three months ended March 31, 2009, the Company repurchased $18,000 principal amount of its 3 1/8% Convertible Notes due 2025 (the “3 1/8% Notes”) for $15,044 in cash, which includes $3,772 that was paid subsequent to March 31, 2009. The Company recognized an aggregate gain of $6,647 related to the repurchases of the 1.75% Notes and 3 1/8% Notes during the three months ended March 31, 2009, which is reflected as (loss) gain on convertible notes in the accompanying consolidated statement of operations. The gain included the expensing of remaining deferred issuance costs outstanding related to the repurchased notes.

During the three months ended March 31, 2010, the Company repurchased $19,307 principal amount of its 3 1/8% Notes for $22,565 in cash. In addition, the holders of the 3 1/8% Notes converted $83,927 principal amount into 2,396,129 shares of WebMD common stock. The Company recognized an aggregate pre-tax loss of $3,727 related to the repurchase and conversions of the 3 1/8% Notes, which is reflected as (loss) gain on convertible notes in the accompanying consolidated statement of operations during the three months ended March 31, 2010. The loss included the expensing of remaining deferred issuance costs outstanding related to the repurchased and converted notes.

During April 2010, $41,894 principal amount of 1.75% Notes and $12,700 principal amount of 3 1/8% Notes were converted into 1,209,723 and 362,586 shares of WebMD common stock, respectively.

4.	Related Party Transaction

Fidelity Human Resources Services Company LLC

In 2004, the Company entered into an agreement with Fidelity Employer Services Company LLC (“FESCO”) to integrate WebMD’s private portals product into the services FESCO provides to its clients. FESCO provides human resources administration and benefit administration services to employers. The agreement with FESCO terminated in August 2009 but the relationship continued under the transition provisions until March 2010 at which time the parties signed a new agreement for FESCO to continue to distribute the Company’s services. The Company recorded revenue of $1,457 and $2,388 during the three months ended March 31, 2010 and 2009, respectively, and $1,494 and $2,250 was included in accounts receivable as of March 31, 2010 and December 31, 2009, respectively, related to the FESCO agreement. FESCO is an affiliate of FMR LLC, which is deemed to be a related party of the Company due to its publicly reported ownership of shares of the Company’s common stock. Affiliates of FMR LLC also provide services to the Company in connection with the Company’s 401(k) plan.

5.	Fair Value of Financial Instruments and Non-Recourse Credit Facilities

The Company accounts for certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company did not have any Level 2 assets as of March 31, 2010 and December 31, 2009. The following table sets forth the Company’s Level 1 and Level 3 financial assets that were measured and recorded at fair value on a recurring basis as of March 31, 2010 and December 31, 2009:

		March 31, 2010			December 31, 2009
	Fair Value	Amortized		Gross	Amortized		Gross
	Estimate	Cost	Fair	Unrealized	Cost		Unrealized
	Using:	Basis	Value	Gains	Basis	Fair Value	Gains (Losses)

Cash and cash equivalents	Level 1	$450,214	$450,214	$—	$459,766	$459,766	$—
Equity securities	Level 1	1,470	5,368	3,898	1,470	4,851	3,381
Auction rate securities(1)	Level 3	286,499	286,499	—	320,507	279,701	(40,806	)(2)
Senior secured notes(3)	Level 3	64,113	65,475	1,362	63,826	63,826	—

(1)	The face (par) value of the auction rate securities was $348,200 and $352,700 as of March 31, 2010 and December 31, 2009, respectively.

(2)	Amounts reflect cumulative effect of adoption of new authoritative guidance as discussed below.

(3)	The face value of the senior secured notes was $67,500 as of March 31, 2010 and December 31, 2009.

The following table reconciles the beginning and ending balances of the Company’s Level 3 assets, which consist of the auction rate securities and the senior secured notes:

	Three Months Ended March 31,
	2010		2009
	Auction Rate	Senior	Auction Rate
	Securities	Secured Notes	Securities

Fair value as of the beginning of the period	$279,701	$63,826	$286,552
Redemptions	(4,500)	—	(600)
Loss included in earnings	(29,508)	—	—
Interest income accretion included in earnings	—	287	—
Changes in unrealized gains/losses included in other comprehensive income (loss)	40,806	1,362	(11,883)

Fair value as of the end of the period	$286,499	$65,475	$274,069

Through April 20, 2010, the Company held investments in auction rate securities (“ARS”) which had been classified as Level 3 assets as described above. The types of ARS holdings the Company owned were backed by student loans, 97% guaranteed under the Federal Family Education Loan Program (FFELP), and had credit ratings of AAA or Aaa when purchased. Historically, the fair value of the Company’s ARS holdings approximated par value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, all auctions involving these securities have been unsuccessful. The result of an unsuccessful auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other markets for these ARS holdings develop. Additionally, during 2009, approximately one-half of the auction rate securities the Company held were either downgraded below AAA or placed on “watch” status by one or more of the major credit rating agencies. As of March 31, 2008, the Company concluded that the estimated fair value of its ARS no longer approximated the face value. The Company concluded the fair value of its ARS holdings was $302,842 compared to a face value of $362,950. The impairment in value, of $60,108, was considered to be other-than-temporary and, accordingly, was recorded as an impairment charge within the statement of operations during the three months ended March 31, 2008.

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

Since the Company had no current intent to sell the auction rate securities that it held as of April 1, 2009, and it was not more likely than not that the Company would be required to sell the securities prior to recovery of the amortized cost basis, the Company estimated the present value of the cash flows expected to be collected related to the auction rate securities it held. The difference between the present value of the estimated cash flows expected to be collected and the amortized cost basis as of April 1, 2009, the date this new guidance was adopted, was $26,848, or $24,697 net of the effect of noncontrolling interest. This represented the cumulative effect of initially adopting this new guidance and has been reflected as an increase to the cost basis of its investment and an increase to accumulated other comprehensive loss and an increase to retained earnings in the Company’s balance sheet effective as of April 1, 2009.

Historically, the Company estimated the fair value of its ARS holdings using an income approach valuation technique. Using this approach, expected future cash flows are calculated over the expected life of each security and are discounted to a single present value using a market required rate of return. Some of the more significant assumptions made in the present value calculations were (i) the estimated weighted average lives for the loan portfolios underlying each individual ARS, which ranged from 4 to 14 years as of March 31, 2008 and (ii) the required rates of return used to discount the estimated future cash flows over the estimated life of each security, which consider both the credit quality for each individual ARS and the market liquidity for these investments. Additionally, as discussed above, during 2009, certain of the auction rate securities the Company holds were downgraded below AAA by one or more of the major credit rating agencies. These revised credit ratings were a significant consideration in determining the cash flows expected to be collected. Substantial judgment and estimation factors are necessary in connection with making fair value estimates of Level 3 securities, including estimates related to expected credit losses as these factors are not currently observable in the market due to the lack of trading in the securities.

Effective April 20, 2010, the Company entered into an agreement pursuant to which the Company sold all of its holdings of ARS for an aggregate of $286,399. Under the terms of the agreement, the Company retained a right (the “Repurchase Right”), for a period of two years from the date of the agreement: (a) to repurchase from the purchaser the same principal amount of any or all of the various series of ARS sold, at the agreed

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

upon purchase prices received on April 20, 2010; and (b) to receive additional proceeds from the purchaser upon certain redemptions of the various series of ARS sold.

As described above, while the Company originally recorded a loss of $60,108 relating to its holdings of ARS in the March 2008 quarter, the Company was required to reclassify $26,848 of that charge as an unrealized loss through stockholders’ equity when WebMD was required to adopt new authoritative guidance related to other-than-temporary impairments effective April 1, 2009, which had the effect of increasing the cost basis of the ARS by that amount. As a result, during the three months ended March 31, 2010, the Company recorded an additional charge of $28,848, representing the difference between the cost basis of its ARS holdings and the proceeds received on April 20, 2010, which includes an offsetting amount of $660 related to the value of the Repurchase Right. The Company is required to reassess the value of this Repurchase Right at each reporting period, and any changes in value will be recorded within the statement of operations in future periods. In connection with the sale of the ARS, the Company recorded a deferred income tax benefit of approximately $22,200 related to the reversal of income tax valuation allowance attributable to its ARS.

The Company’s other Level 3 asset as of March 31, 2010 and December 31, 2009, was $67,500 principal amount of Senior Secured Notes that the Company received in connection with its sale of Porex on October 19, 2009. The Senior Secured Notes were secured by certain assets of the acquirer of Porex and accrued interest at a rate of 8.75% per annum, payable quarterly. The Senior Secured Notes were issued in four series: the Senior Secured Notes of the first, second and third series had an aggregate principal amount of $10,000 each and were scheduled to mature on the first, second and third anniversaries of the closing, respectively; and the Senior Secured Notes of the fourth series had an aggregate principal amount of $37,500 and was scheduled to mature on the fourth anniversary of the closing. The Company estimated that the fair value of the Senior Secured Notes was $63,826 as of December 31, 2009, of which $9,932 and $53,894 were classified as current investments and long-term investments, respectively, within the accompanying consolidated balance sheet. On April 1, 2010, the Company sold the Senior Secured Notes for $65,475 plus accrued interest. The Senior Secured Notes are reflected in current assets as investments in the accompanying consolidated balance sheet as of March 31, 2010 with a value of $65,475, and the excess of this amount over the adjusted cost basis of the Senior Secured Notes is reflected as unrealized gain within accumulated other comprehensive income within stockholders’ equity as of March 31, 2010.

The Company also holds an investment in a privately held company which is carried at cost, and not subject to fair value measurements. However, if events or circumstances indicate that its carrying amount may not be recoverable, it would be reviewed for impairment. The amount of this investment is $6,471 and it is included in other assets on the accompanying consolidated balance sheets.

The following table presents the carrying value and estimated fair value of the Company’s convertible notes that are carried at historical cost:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

1.75% Notes(a)	$264,583	$351,448	$264,583	$296,002
3 1/8% Notes(a)	134,915	192,656	227,659	284,716

(a)	Fair value estimate incorporates bid price quotes.

Non-Recourse Credit Facilities

On May 6, 2008, the Company entered into two substantially similar non-recourse credit facilities (the “2008 Credit Facilities”) secured by its ARS holdings (including, in some circumstances, interest payable on the ARS holdings), that would allow the Company to borrow up to 75% of the face amount of the ARS

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

holdings pledged as collateral under the 2008 Credit Facilities. No borrowings were made under the 2008 Credit Facilities. On April 28, 2009, the Company entered into amended and restated credit facilities (the “2009 Credit Facilities”), replacing the 2008 Credit Facilities. Effective April 20, 2010, the 2009 Credit Facilities were terminated.

6.	Equity

The following is a summary of the changes in equity of the Company and of the noncontrolling interest for the three months ended March 31, 2009. No comparable table is presented for the three months ended March 31, 2010 as the Company’s noncontrolling interest was eliminated in connection with the Merger that occurred in October 2009.

	Three Months Ended March 31, 2009
	Stockholders’	Noncontrolling	Total
	Equity	Interest	Equity

Balance as of the beginning of period	$496,698	$134,223	$630,921
Comprehensive loss:
Net income	415	610	1,025
Net change in unrealized losses on securities	(10,583)	(981)	(11,564)
Foreign currency translation adjustment	(718)	—	(718)

Total comprehensive loss	(10,886)	(371)	(11,257)

Issuance of stock for option exercises and other issuances	5,214	1,827	7,041
Stock-based compensation expense	3,967	5,412	9,379
Repurchases of 3 1/8% convertible notes, net of tax	(989)	—	(989)

Balance as of the end of period	$494,004	$141,091	$635,095

7.	Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net (loss) income and other comprehensive income (loss). Other comprehensive income (loss) includes foreign currency translation adjustments and certain changes in equity that are excluded from net income (loss), such as changes in unrealized losses on securities. The following table presents the components of comprehensive loss:

	March 31,
	2010	2009

Foreign currency translation gains	$—	$(718)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses)	13,837	(10,583)
Unrealized losses recognized in earnings	28,848	—

Other comprehensive income (loss)	42,685	(11,301)
Net (loss) income	(3,790)	415

Comprehensive income (loss)	$38,895	$(10,886)

8.	Stock Repurchase Program and 2010 Tender Offer

On December 4, 2008, the Company announced the authorization of a stock repurchase program (the “Program”), at which time the Company was authorized to use up to $30,000 to purchase shares of WebMD common stock, from time to time, in the open market, through block trades or in private transactions,

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

depending on market conditions and other factors. During the three months ended March 31, 2010, the Company repurchased 166,438 shares at an aggregate cost of $6,527 under the Program. Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying consolidated balance sheets.

On April 8, 2010, the Company completed a tender offer through which it repurchased 5,172,204 shares of WebMD common stock at a price of $46.80 per share for total consideration of $242,059.

9.	Intangible Assets

Intangible assets subject to amortization consist of the following:

	March 31, 2010				December 31, 2009
				Weighted				Weighted
	Gross			Average	Gross			Average
	Carrying	Accumulated		Remaining	Carrying	Accumulated		Remaining
	Amount	Amortization	Net	Useful Life(a)	Amount	Amortization	Net	Useful Life(a)

Content	$15,954	$(15,608)	$346	0.8	$15,954	$(15,482)	$472	1.0
Customer relationships	34,057	(17,191)	16,866	8.2	34,057	(16,374)	17,683	8.3
Technology and patents	14,700	(14,700)	—	—	14,700	(14,700)	—	—
Trade names-definite lives	6,030	(2,763)	3,267	6.2	6,030	(2,629)	3,401	6.4
Trade names-indefinite lives	4,464	—	4,464	n/a	4,464	—	4,464	n/a

Total	$75,205	$(50,262)	$24,943		$75,205	$(49,185)	$26,020

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

Amortization expense was $1,077 and $1,758 during the three months ended March 31, 2010 and 2009, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year Ending December 31:
2010 (April 1st to December 31st)	$2,317
2011	2,627
2012	2,627
2013	2,627
2014	2,627
Thereafter	7,654

10.	Commitments and Contingencies

Roger H. Kaye and Roger H. Kaye, MD PC v. WebMD, LLC, et al.

In December 2009, a lawsuit was filed by Dr. Roger H. Kaye (and Roger H. Kaye MD PC) individually, and as an alleged class action, under the Telephone Consumer Protection Act (the “TCPA”) and under a similar Connecticut statute, in the U.S. District Court for the District of Connecticut against subsidiaries of the Company. The lawsuit claims that faxes allegedly sent during the period August 1, 2006 to the present by subsidiaries of the Company and by The Little Blue Book business that the Company sold in September 2009 were sent in violation of the TCPA and the Connecticut statute. The lawsuit seeks statutory damages in excess of $5,000 and a trebling of damages. In April 2010, Plaintiffs filed an amended complaint making substantially the same claims. The Company’s subsidiaries have filed their answer as well as a motion to dismiss the action with prejudice on the grounds that the Court lacks subject matter jurisdiction, or alternatively because the Plaintiffs have failed to state a cause of action. Discovery has recently begun in the action. The Company intends to vigorously defend this action.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Porex Corporation v. Kleanthis Dean Haldopoulos, Benjamin T. Hirokawa and Micropore Plastics, Inc.

On September 24, 2005, Porex Corporation (then a subsidiary of HLTH) filed a complaint in the Superior Court of Fulton County against two former employees of Porex, Dean Haldopoulos and Benjamin Hirokawa, and their corporation, Micropore Plastics, Inc. (“Micropore”), alleging misappropriation of Porex’s trade secrets and breaches of Haldopoulos’ and Hirokawa’s employment agreements, and seeking monetary and injunctive relief. The lawsuit was subsequently transferred to the Superior Court of DeKalb County, Georgia. On October 24, 2005, the defendants filed an Answer and Counterclaims against Porex. In the Answer and Counterclaims, the defendants allege that Porex breached non-disclosure and standstill agreements in connection with a proposed transaction between Porex and Micropore and engaged in fraud. The defendants also seek punitive damages and expenses of litigation. In connection with HLTH’s sale of Porex in October 2009 (described above in Note 2 above), HLTH agreed to indemnify Porex for any liability that may be incurred by Porex with respect to defendants’ counterclaim against Porex and for certain legal fees of Porex in connection with the case and the Company assumed that obligation in the Merger. In April 2010, Porex acquired Micropore and this lawsuit (including the counterclaims against Porex) was settled with no payment required by Porex other than costs related to the acquisition of Micropore. Except for its obligation to pay a portion of the legal fees that were incurred by Porex prior to the settlement of the case, the Company has no further liability with respect to this matter.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiary of HLTH in September 2000. A fourth former officer of Medical Manager Health Systems pled guilty to similar activities later in 2005.

On December 15, 2005, the United States Attorney announced indictments of ten former officers and employees of Medical Manager Health Systems including Michael A. Singer, a former Chief Executive Officer of Medical Manager Health Systems and a former director of HLTH, who was last employed by HLTH as its Executive Vice President, Physician Software Strategies until February 2005, John H. Kang, a former President of Medical Manager Health Systems, who was employed until May 2001, and John P. Sessions, a former President and Chief Operating Officer of Medical Manager Health Systems, who was employed until September 2003. The indictment initially charged the defendants with conspiracy to commit mail, wire and securities fraud, a violation of Title 18, United States Code, Section 371 and conspiracy to commit money laundering, a violation of Title 18, United States Code, Section 1956(h) but the second count was dismissed in 2009. The allegations set forth in the indictment describe activities that are substantially similar to those described above with respect to the January 2005 plea agreements. One of the defendants passed away in 2008 and was dismissed from the indictment. Four of the defendants have been dismissed from the case and two defendants were severed from the case and their cases were transferred to Tampa, Florida. In addition, Mr. Singer has entered into a Deferred Prosecution Agreement with the United States pursuant to which, if Mr. Singer complies with the conditions of such agreement, all charges against him in the indictment will be dismissed in July of this year. The trial of John Kang and John Sessions, former officers of Medical Manager Health Systems, began on January 19, 2010 and on March 1, 2010 both men were found guilty by the jury. The trial of the remaining two defendants is scheduled to begin on August 2, 2010.

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

HLTH had (and the Company has assumed in the Merger) certain indemnity obligations to advance amounts for reasonable defense costs for the former officers and directors of EPS. For the years ended December 31, 2009, 2008 and 2007, the Company recorded pre-tax charges of $14,367, $29,078 and $73,347, respectively, related to its estimated liability with respect to these indemnity obligations. See Note 2 for a more detailed discussion regarding these charges.

Directors & Officers Liability Insurance Coverage Litigation

On July 23, 2007, HLTH commenced litigation (the “Coverage Litigation”) in the Court of Chancery of the State of Delaware in and for New Castle County against ten insurance companies in which HLTH was seeking to compel the defendant companies (collectively, the “Defendants”) to honor their obligations under certain directors and officers liability insurance policies (the “Policies”). WebMD succeeded to HLTH as plaintiff in this action as a result of the Merger. HLTH was seeking an order requiring the Defendants to advance and/or reimburse expenses that HLTH had incurred and expected to continue to incur for the advancement of the reasonable defense costs of initially ten, and now four, former officers and directors of the HLTH’s former EPS subsidiary who were indicted in connection with the Investigation described above in this Note 10 (the “Investigation”).

Pursuant to a stipulation among the parties, the Coverage Litigation was transferred on September 13, 2007 to the Superior Court of the State of Delaware in and for New Castle County. The Policies were issued

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On September 9, 2008 and February 4, 2009, respectively, the eighth and ninth level carriers of the Synetic Policies notified HLTH that they believe that they were not bound by the Court’s July 31, 2008 order regarding the duty of the Synetic carriers to advance and reimburse defense costs. This resulted in HLTH making a motion to the Court on February 23, 2009 to require such eighth and ninth level carriers to advance and reimburse defense costs. HLTH later settled with the eighth level carrier. Under the terms of the settlement such carrier will pay, in full and final settlement, an agreed-upon percentage of the policy amount against each payment of defense costs made by the Company as such policy continues to be implicated. On April 15, 2009, the ninth level carrier made a cross-motion for summary judgment claiming that, in light of a policy endorsement applicable only to the ninth level carrier, because of the time period during which the conspiracy charged in the Second Superseding Indictment is alleged to have taken place, the Synetic Policy issued by such carrier does not cover HLTH’s indemnification obligations. HLTH believed that such carrier’s motion was without merit and responded to the motion. On July 15, 2009, the Court granted summary judgment in favor of the ninth level carrier and unless and until the Company successfully appeals such decision, the ninth level carrier is not liable to pay any portion of the $10,000 total coverage of its policy with respect to the Company’s indemnification obligations. As of December 31, 2009, $84,200 has been paid by insurance companies representing the EPS Policies and the Synetic Policies through a combination of payment under the terms of the Policies, payment under reservation of rights or through settlement. Of this amount, $62,800 represents the portion received through settlement.

On November 17, 2008, HLTH filed a Second Amended Complaint which added four new insurance companies as defendants in the Coverage Action. These carriers are the issuers of a third set of policies (the

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Emdeon Policies”) that provide coverage with respect to HLTH’s indemnification obligations to the former officers and directors of HLTH’s former EPS subsidiary who were indicted in connection with the Investigation. All but one of the carriers who issued the Emdeon Policies moved for summary judgment asserting that exclusions in the Emdeon Policies preclude coverage for HLTH’s indemnification obligations and HLTH filed motions seeking to compel such carriers to advance defense costs that HLTH was obligated to indemnify. On August 31, 2009, the Court issued two opinions. In the first opinion, the Court granted summary judgment in favor of HLTH with respect to one of the exclusions asserted by the carriers who issued the Emdeon Policies. In the second opinion, the Court granted summary judgment in favor of the carriers with respect to the other exclusion asserted by such carriers. The Company and the carriers who issued the Emdeon Policies (with the exception of the second level carrier with whom the Company has settled) each appealed the trial Court’s August 31, 2009 rulings to the Supreme Court of Delaware and, on April 22, 2010, the Supreme Court decided both appeals in favor of the carriers who issued the Emdeon Policies. The implication of this decision is that the Company has effectively exhausted its insurance with respect to its obligation to indemnify the indicted individuals.

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

In addition to the Coverage Litigation, on December 22, 2009, TIG Specialty Insurance Company (“TIG”), the second level issuer of the EPS Policies, commenced an action against the Company (the “TIG Action”) to recover the $5,000 that TIG advanced to the Company in 2006. The Company has not yet answered the TIG Action but intends to vigorously defend its rights.

There can be no assurance that the Company will ultimately prevail in the TIG Action. The Company intends to continue to satisfy its legal obligations to the indicted individuals with respect to advancement of amounts for their defense costs.

Other Legal Proceedings

In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters, including those discussed in Note 11 to the Consolidated Financial Statements included in the Company’s 2009 Annual Report on Form 10-K, has yet to be determined, the Company does not believe that their outcomes will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

11.	Stock-Based Compensation

Prior to the Merger on October 23, 2009, HLTH had various stock-based compensation plans (collectively, the “HLTH Plans”) under which directors, officers and other eligible employees received awards of options to purchase HLTH common stock and restricted shares of HLTH common stock. WebMD also had similar stock-based compensation plans (the “WebMD Plans”) that provide for the grant of stock options, restricted stock awards, and other awards based on WebMD common stock. In connection with the Merger, all outstanding stock options and restricted stock awards under the HLTH Plans were converted into outstanding stock options and restricted stock awards of WebMD based on the Merger exchange ratio of 0.4444. The HLTH Plans and the WebMD Plans are referred to collectively as the “Plans” below.

The 2005 Long-Term Incentive Plan (as amended, the “2005 Plan”) is the only plan under which future grants can be made. The maximum number of shares of the Company’s common stock that may be subject to

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

awards under the 2005 Plan was 15,600,000 as of March 31, 2010, subject to adjustment in accordance with the terms of the 2005 Plan. The Company had an aggregate of 2,784,380 shares of common stock available for future grants under the 2005 Plan at March 31, 2010.

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

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Shares	per Share	(In Years)	Value(1)

Outstanding at January 1, 2010	22,428,953	$29.67
Granted	424,300	41.30
Exercised	(5,768,232)	27.70
Cancelled	(1,138,691)	71.13

Outstanding at March 31, 2010	15,946,330	$27.73	6.1	$301,261

Vested and exercisable at the end of the period	9,729,503	$28.05	4.4	$181,366

(1)	The aggregate intrinsic value is based on the market price of the Company’s common stock on March 31, 2010, which was $46.38, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on March 31, 2010.

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

	Three Months Ended
	March 31,
	2010	2009

Expected dividend yield	0.0%	0.0%
Expected volatility	0.25	0	.38-.057
Risk-free interest rate	1.61%	1.36%
Expected term (years)	3.4	3.5
Weighted average fair value of options granted during the year	$8.52	$8.86

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

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Balance as of January 1, 2010	1,106,124	$27.51
Granted	13,080	41.18
Vested	(132,638)	25.01
Forfeited	(4,481)	22.84

Balance as of March 31, 2010	982,085	$28.05

Proceeds received during the three months ended March 31, 2010 and 2009, from the exercise of stock options were $28,224 and $7,404, respectively. Additionally, during the three months ended March 31, 2010 and 2009, the Company made payments of $22,449 and $363 related to employee withholding taxes that were satisfied by withholding shares of common stock of equal value, in connection with the exercise of certain stock options and the vesting of restricted stock. The proceeds and payments described above are reflected within cash flows from financing activities within the accompanying consolidated statements of cash flows.

The intrinsic value related to stock options that were exercised, combined with the fair value of shares of restricted stock that vested, aggregated $92,251 and $3,589 for the three months ended March 31, 2010 and 2009, respectively.

Other

The Company issues shares of its common stock to each WebMD non-employee director with a value equal to their annual board and committee retainers. During 2009, the Company issued the shares on the date of the Merger, October 23, 2009. The Company recorded $92 and $85 of stock-based compensation expense for the three months ended March 31, 2010 and 2009, respectively, in connection with these issuances.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended
	March 31,
	2010	2009

Plans:
Stock options	$5,735	$6,616
Restricted stock	1,958	2,767
Other	144	88

Total stock-based compensation expense	$7,837	$9,471

Included in:
Cost of operations	$1,789	$1,623
Sales and marketing	2,193	1,550
General and administrative	3,855	5,981

Consolidated income from continuing operations	7,837	9,154
Consolidated income from discontinued operations	—	317

Total stock-based compensation expense	$7,837	$9,471

As of March 31, 2010, approximately $60,000 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 3.0 years, related to the Plans.

Tax benefits attributable to stock-based compensation represented 40% and 39% of stock-based compensation expense during the three months ended March 31, 2010 and 2009, respectively.

12.	Other Expense, Net

Other expense, net consists of the following items:

	Three Months Ended
	March 31,
	2010	2009

Transition service fees(a)	$—	$64
Reduction of tax contingencies(b)	178	245
Legal expense(c)	(476)	(578)

Other expense, net	$(298)	$(269)

(a)	Represents the net fees received from ViPS and EBSCo (businesses previously sold by the Company) in relation to their respective transition services agreements.

(b)	Represents the reduction of certain sales and use tax contingencies resulting from the expiration of various statutes.

(c)	Represents the costs and expenses incurred by the Company related to the investigation by the United States Attorney for the District of South Carolina and the SEC and the related Coverage Litigation.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and is intended to provide an understanding of our results of operations, financial condition and changes in financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of our company, background information on certain trends, transactions and other developments affecting our company and a discussion of how seasonal factors may impact the timing of our revenue.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective and often complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (which we refer to as the SEC).

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

•	Results of Operations and Supplemental Financial and Operating Information. These sections provide our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on a consolidated basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of March 31, 2010.

•	Factors That May Affect Our Future Financial Condition or Results of Operations. This section describes circumstances or events that could have a negative effect on our financial condition or results of operations, or that could change, for the worse, existing trends in some or all of our businesses. The factors discussed in this section are in addition to factors that may be described elsewhere in this Quarterly Report.

In this MD&A, dollar amounts are in thousands, unless otherwise noted.

Introduction

Our Company

We are a leading provider of health information services to consumers, physicians and other healthcare professionals, employers and health plans through our public and private online portals and health-focused publications. Our public portals for consumers enable them to obtain health and wellness information (including information on specific diseases or conditions), check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest and participate in online communities with peers and experts. Our public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (which we refer to as CME) credit and communicate with peers. We generate revenue from our public portals primarily through the sale of advertising and sponsorship products, including CME services. We also distribute our online content and services to other entities and generate revenue from these arrangements through the sale of advertising and sponsorship products and content syndication fees. We also provide e-detailing promotion and physician recruitment services, information services and provide print services including the publication of WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms. The sponsors and advertisers of our public portals include pharmaceutical, biotechnology, medical device and consumer products companies. Our private portals enable employers and health plans to provide their employees and members with access to personalized health and benefit information and decision-support technology that helps them to make more informed benefit, treatment and provider decisions. In addition, we offer clients of our private portals telephonic health coaching services on a per participant basis across an employee or plan population. We generate revenue from our private portals through the licensing of these portals and related services to employers and health plans either directly or through distributors.

Background Information on Certain Trends Influencing the Use of Our Services

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

•	Changes in Health Plan Design; Health Management Initiatives. In a healthcare market where a greater share of the responsibility for healthcare costs and decision-making has been increasingly shifting to consumers, use of information technology (including personal health records) to assist consumers in making informed decisions about healthcare has also increased. We believe that through our WebMD Health and Benefits Manager tools, including our personal health record application, we are well positioned to play a role in this environment. However, our strategy depends, in part, on increasing usage of our private portal services by our employer and health plan clients’ employees and members, respectively. Increasing usage of our services requires us to continue to deliver and improve the underlying technology and develop new and updated applications, features and services. In addition, we face competition in the area of healthcare decision-support tools and online health management applications and health information services. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do, and may be better known than we are. We also expect that, for clients and potential clients that have been adversely affected by general economic conditions, we may continue to experience some reductions in initial contracts, contract expansions and contract renewals for our private portal services, as well as reductions in the size of existing contracts.

•	Developments in Social Media and Other Internet Applications. In the past several years, video and multimedia applications have become an increasingly important part of what users expect from Internet sites. In addition, consumers are increasingly using the Internet to access social media as a means to communicate and exchange information, including regarding health and wellness. Similarly, physicians and other healthcare professionals are increasingly participating in condition or topic specific community groups and other interactive applications. Consumers and healthcare professionals are also increasingly using handheld devices to access the Internet, with physicians increasingly using handheld devices in diagnosis and treatment at the point of care. We have invested and intend to continue to invest in software and systems that allow us to meet the demands of our users and sponsors, including customized content management and publishing technology to deliver interactive content, multimedia programming and personalized health applications that engage our users. The following are some of our recent and current initiatives to improve the user experience on our Web sites, expand our services and increase our user base:

—	Physician Connect, our social networking platform for physicians, allows them to exchange information online on a range of topics, including patient care, drug information, healthcare-related legislation and practice management. Physicians can also create polls to elicit tailored, constructive feedback from other physicians. We also offer third parties the opportunity to sponsor Physician Connect discussions and polls so that they can gain insights into physicians’ perspectives and areas of interest. By the end of 2009, Physician Connect had attracted more than 120,000 physician members. Medscape from WebMD also offers a variety of sponsored and unsponsored blogs where healthcare professionals can share their thoughts and opinions with the Medscape from WebMD community.

—	In March 2010, we launched the WebMD Health Exchange, a social networking initiative that gives consumers the ability to connect with health experts and with other WebMD members to exchange real experiences, discuss personal challenges, and receive direct answers and support. The WebMD Health Exchange is being integrated throughout each of the core content areas of WebMD.com, giving members the ability to safely and easily connect with others on topics that are most relevant to them. In addition to expert-led communities, members are empowered to create their own communities and to exchange information with other users. The WebMD Health Exchange will also enable third party sponsors to create branded exchanges and to host consumer discussions on specific health and wellness topics most important to them.

—	Medscape Mobile is a free medical application that includes Medscape’s specialty-specific news, comprehensive drug information and clinical reference tools. Medscape Mobile also includes CME activities organized by specialty and designed for use on a mobile device. Medscape Mobile has attracted over 275,000 iPhone® and iPod touch® users since its launch in 2009. In April 2010, Medscape Mobile was launched on the Blackberry® platform.

—	WebMD Mobile is a free consumer application that allows consumers to access certain WebMD tools on an iPhone, including Symptom Checker, First Aid, and Pill Identifier applications, as well as other health information. It has been downloaded nearly 1.6 million times since launch and is the leading free health application in the iTunes Store.

—	We are pursuing opportunities to expand the reach of our brands outside the United States. In October 2009, we launched our first major consumer portal outside the United States in partnership with Boots, the UK’s leading pharmacy-led health and beauty retailer.

•	Healthcare Reform Legislation. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (which we refer to as the Reform Legislation), was signed into law in March 2010. The Reform Legislation makes extensive changes to the current system of healthcare insurance and benefits. In general, the Reform Legislation seeks to reduce healthcare costs and decrease the number of uninsured legal U.S. residents, by among other things, requiring employers to offer, and individuals to carry, health insurance or be subject to penalties. The Reform Legislation also imposes new regulations on health insurers, including guaranteed coverage requirements, prohibitions on certain annual and all lifetime limits on amounts paid on behalf of or to plan members, increased restrictions on rescinding coverage, establishment of minimum medical loss ratio requirements, a requirement to cover preventive services on a first dollar basis, the establishment of state insurance exchanges and essential benefit packages, and greater limitations on how health insurers price certain of their products. The Reform Legislation also contains provisions that will affect the revenues and profits of pharmaceutical and medical device companies, including provisions affecting amounts paid by Medicare for their products. Many of the provisions of the Reform Legislation that expand insurance coverage will not become effective until 2014 and many provisions require implementing regulations and interpretive guidance to be issued before they will be fully implemented. In addition, it is difficult to foresee how individuals and businesses will respond to the choices available to them under the Reform Legislation. Furthermore, the Reform Legislation will result in future state legislative and regulatory changes, which we are unable to predict at this time, in order for states to comply with certain provisions of the Reform Legislation and to participate in grants and other incentive opportunities. Accordingly, while we do not currently anticipate any significant adverse effects on WebMD as a direct result of application of the Reform Legislation to our businesses or on our company in its capacity as an employer, we are unable to predict what the indirect impacts of the Reform Legislation will be on WebMD’s businesses through its effects on other healthcare industry participants, including pharmaceutical and medical device companies that are advertisers and sponsors of our public portals and employers and health plans that are clients of our private portals. However, we believe that certain aspects of the Reform Legislation and future implementing regulations that seek to reduce healthcare costs may create opportunities for WebMD, including with respect to our personal health record applications and health and benefits decision-support tools and, more generally, with respect to our capabilities in providing health and wellness information and education. We cannot yet determine the scope of any such opportunities or what competition we may face in our efforts to pursue such opportunities.

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

Background Information on Certain Transactions and Other Significant Developments

Merger with HLTH.  From the completion of our initial public offering until the completion of our merger with HLTH Corporation (which we refer to as HLTH) on October 23, 2009 (which we refer to as the Merger), WebMD was more than 80% owned by HLTH. On October 23, 2009, stockholders of HLTH and WebMD approved the Merger and the transaction was completed later that day, with HLTH merging into WebMD and WebMD continuing as the surviving corporation. WebMD automatically succeeded to all of HLTH’s assets, liabilities and commitments upon completion of the Merger (other than the shares of WebMD Class B common stock owned by HLTH which were cancelled in the Merger). In the Merger, each share of HLTH common stock was converted into 0.4444 shares of WebMD common stock. The shares of WebMD’s Class A common stock were unchanged in the Merger and continue to trade on the Nasdaq Global Select Market under the symbol “WBMD”; however, they are no longer referred to as “Class A” because the Merger eliminated both WebMD’s Class B common stock and the dual-class stock structure that had existed at WebMD. The key reasons for the Merger included allowing HLTH’s stockholders to participate directly in the ownership of WebMD, while eliminating HLTH’s controlling interest in WebMD and the inefficiencies associated with having two separate public companies, increasing the ability of WebMD to raise capital and to obtain financing, and improving the liquidity of WebMD common stock by significantly increasing the number of shares held by public stockholders.

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

The applicable accounting treatment for the Merger results in HLTH being considered the acquiring entity of the WebMD non-controlling interest. Accordingly, the pre-acquisition consolidated financial statements of HLTH became the historical financial statements of WebMD following the completion of the Merger, adjusted as described in the next paragraph. Accordingly, in this MD&A, “WebMD” (or the use of “we,” “our,” or similar words) refers not only to WebMD itself but also, where the context requires, to HLTH. The specific names of HLTH and WebMD are used only where there is a need to distinguish between the legal entities. In addition, all references in this MD&A, to amounts of shares of HLTH common stock and to market prices or purchase prices for HLTH common stock have been adjusted to reflect the 0.4444 exchange ratio in the Merger (which we refer to as the Exchange Ratio), and expressed as the number of shares of WebMD common stock into which the HLTH common stock would be converted in the Merger and the equivalent price per share of WebMD common stock. Similarly, the exercise price of options and warrants to purchase HLTH common stock and the number of shares subject to those options and warrants have been adjusted to reflect the Exchange Ratio.

In our financial statements for the quarter ended March 31, 2009 included in this Quarterly Report: the weighted-average shares outstanding used in computing income per common share for the quarter ended March 31, 2009 have been adjusted by multiplying the historical weighted-average shares outstanding for

HLTH by the Exchange Ratio; and basic and diluted income per common share have been recalculated to reflect the adjusted weighted-average shares.

Repurchase and Conversion of Convertible Notes.  During the three months ended March 31, 2010, we repurchased $19,307 principal amount of our 3 1/8% Convertible Notes due 2025 (which we refer to as the 3 1/8% Notes) for $22,565 in cash. In addition, the holders of the 3 1/8% Notes converted $83,927 principal amount into 2,396,129 shares of WebMD common stock. We recognized an aggregate pre-tax loss of $3,727 related to the repurchase and conversions of the 3 1/8% Notes during the three months ended March 31, 2010. The loss includes the expensing of remaining deferred issuance costs outstanding related to the repurchased and converted notes.

Tender Offers.  On April 8, 2010, we completed a tender offer for our common stock and repurchased 5,172,204 shares at a price of $46.80 per share for total consideration of $242,059. In this MD&A, we refer to this tender offer as the 2010 Tender Offer. On December 10, 2009, we completed a tender offer for our common stock and repurchased 6,339,227 shares at a price of $37.00 per share. In this MD&A, we refer to this tender offer as the 2009 Tender Offer (and, together with the 2010 Tender Offer, as the Tender Offers). The total cost of the 2009 Tender Offer was $235,220, which includes $670 of costs directly attributable to the purchase. The Tender Offers represented an opportunity for WebMD to return capital to stockholders who elected to tender their shares of WebMD common stock, while stockholders who chose not to participate in the Tender Offers automatically increased their relative percentage interest in our company at no additional cost to them.

Sale of Porex; Senior Secured Notes.  SNTC Holding, Inc., a wholly-owned subsidiary of our company, entered into a stock purchase agreement, dated as of September 17, 2009, for the sale of our Porex business (which we refer to as Porex) for which we received $74,378 in cash at closing, received $67,500 in senior secured notes (which we refer to as the Senior Secured Notes) and incurred approximately $4,900 of transaction expenses. The sale was completed on October 19, 2009. During the three months ended March 31, 2010, we also paid $1,430 to Porex related to the finalization of a customary working capital adjustment. On April 1, 2010, we sold the Senior Secured Notes to their issuer for $65,475 (which represented 97% of the aggregate principal amount) and paid accrued interest through that date.

Auction Rate Securities.  Effective April 20, 2010, we entered into an agreement pursuant to which we sold our holdings of auction rate securities (which we refer to as ARS), for an aggregate of $286,399. Under the terms of the agreement, we retained the right (which we refer to as the Repurchase Right), for a period of two years from the date of the agreement: (a) to repurchase from the purchaser the same principal amount of any or all of the various series of ARS sold at the agreed upon purchase prices received on April 20, 2010; and (b) to receive from the purchaser additional proceeds upon certain redemptions of the various series of ARS sold. As a result, during the three months ended March 31, 2010, we recorded a charge of $28,848, representing the difference between the adjusted cost basis of our ARS holdings and the proceeds received on April 20, 2010, which includes an offsetting amount of $660 related to the value of the Repurchase Right.

Non-Recourse Credit Facilities.  On May 6, 2008, we entered into two substantially similar non-recourse credit facilities (which we refer to as the 2008 Credit Facilities) secured by our ARS holdings (including, in some circumstances, interest payable on the ARS holdings), that would allow us to borrow up to 75% of the face amount of the ARS holdings pledged as collateral under the 2008 Credit Facilities. No borrowings were made under the 2008 Credit Facilities. On April 28, 2009, we entered into amended and restated credit facilities (which we refer to as the 2009 Credit Facilities), replacing the 2008 Credit Facilities. Effective April 20, 2010, the 2009 Credit Facilities were terminated.

Directors & Officers Liability Insurance Coverage Litigation.  On July 23, 2007, HLTH commenced litigation (which we refer to as the Coverage Litigation) in the Court of Chancery of the State of Delaware in and for New Castle County against ten insurance companies in which HLTH was seeking to compel the defendant companies (which we refer to collectively as the Defendants) to honor their obligations under certain directors and officers liability insurance policies (which we refer to as the Policies). WebMD succeeded to HLTH as plaintiff in this action as a result of the Merger. HLTH was seeking an order requiring the Defendants to advance and/or reimburse expenses that HLTH has incurred and expected to continue to incur for the advancement of the reasonable defense costs of initially ten, and now four, former officers and directors of the HLTH’s former EPS subsidiary who were indicted in connection with the investigation by United States Attorney for the District of South Carolina (which we refer to as the Investigation) described in Note 10, “Commitments and Contingencies” located in the Notes to the Consolidated Financial Statements included in this Quarterly Report.

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

On September 9, 2008 and February 4, 2009, respectively, the eighth and ninth level carriers of the Synetic Policies notified HLTH that they believe that they were not bound by the Court’s July 31, 2008 order regarding the duty of the Synetic carriers to advance and reimburse defense costs. This resulted in HLTH making a motion to the Court on February 23, 2009 to require such eighth and ninth level carriers to advance and reimburse defense costs. HLTH later settled with the eighth level carrier. Under the terms of the settlement such carrier will pay, in full and final settlement, an agreed-upon percentage of the policy amount against each payment of defense costs made by us as such policy continues to be implicated. On April 15, 2009, the ninth level carrier made a cross-motion for summary judgment claiming that, in light of a policy endorsement applicable only to the ninth level carrier, because of the time period during which the conspiracy charged in the Second Superseding Indictment is alleged to have taken place, the Synetic Policy issued by such carrier does not cover HLTH’s indemnification obligations. HLTH believed that such carrier’s motion was without merit and responded to the motion. On July 15, 2009, the Court granted summary judgment in favor of the ninth level carrier and unless and until we successfully appeal such decision, the ninth level carrier is not liable to pay any portion of the $10,000 total coverage of its policy with respect to our indemnification obligations. As of March 31, 2010, $84,200 has been paid by insurance companies representing the EPS Policies and the Synetic Policies through a combination of payment under the terms of the Policies, payment under reservation of rights or through settlement. Of this amount, $62,800 represents the portion received through settlement.

On November 17, 2008, HLTH filed a Second Amended Complaint which added four new insurance companies as defendants in the Coverage Action. These carriers are the issuers of a third set of policies (which we refer to as the Emdeon Policies) that provide coverage with respect to HLTH’s indemnification obligations to the former officers and directors of HLTH’s former EPS subsidiary who were indicted in connection with the Investigation. All but one of the carriers who issued the Emdeon Policies moved for summary judgment asserting that exclusions in the Emdeon Policies preclude coverage for HLTH’s indemnification obligations and HLTH filed motions seeking to compel such carriers to advance defense costs that HLTH was obligated to indemnify. On August 31, 2009, the Court issued two opinions. In the first opinion, the Court granted summary judgment in favor of HLTH with respect to one of the exclusions asserted by the carriers who issued the Emdeon Policies. In the second opinion, the Court granted summary judgment in favor of the carriers with respect to the other exclusion asserted by such carriers. We and the carriers who issued the Emdeon Policies (with the exception of the second level carrier with whom we have settled) each appealed the trial Court’s August 31, 2009 rulings to the Supreme Court of Delaware and, on April 22, 2010, the Supreme Court decided both appeals in favor of the carriers who issued the Emdeon Policies. The implication of this decision is that we have effectively exhausted our insurance with respect to our obligation to indemnify the indicted individuals.

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

In addition to the Coverage Litigation, on December 22, 2009, TIG Specialty Insurance Company (which we refer to as TIG), the second level issuer of the EPS Policies, commenced an action against us (which we refer to as the TIG Action) to recover the $5,000 that TIG advanced to us in 2006. We have not yet answered the TIG Action but intend to vigorously defend our rights.

There can be no assurance that we will ultimately prevail in the TIG Action. We intend to continue to satisfy our legal obligations to the indicted individuals with respect to advancement of amounts for their defense costs.

Indemnification Obligations to Former Officers and Directors of EPS.  HLTH had certain indemnity obligations to advance amounts for reasonable defense costs for initially ten, and now four, former officers and directors of EPS, who were indicted in connection with the Investigation. In connection with the sale of EPS, HLTH agreed to indemnify Sage Software relating to these indemnity obligations and we also assumed that obligation in the Merger. During 2007, based on information available at that time, we determined a reasonable estimate of the range of probable costs with respect to its indemnification obligation and accordingly, recorded an aggregate pre-tax charge of $73,347, which represented our estimate of the low end of the probable range of costs related to this matter. We reserved the low end of the probable range of costs because no estimate within the range was a better estimate than any other amount. That estimate included assumptions as to the duration of the trial and pre-trial periods, and the defense costs to be incurred during these periods. During 2008 and 2009 we updated the estimated range of our indemnification obligation based on new information received during those periods, and as a result, recorded additional pre-tax charges of $29,078 and $14,367, respectively. As described in more detail above, two of the former officers and directors of EPS were found guilty and are currently awaiting sentencing. Two other former officers of EPS are awaiting trial in Tampa, Florida, which is scheduled to begin on August 2, 2010. As of March 31, 2010, the remaining accrual with respect to the costs for these matters was $16,161 and is included within liabilities of discontinued operations on the accompanying consolidated balance sheet. The ultimate outcome of this matter is still uncertain, and accordingly, the amount of cost we may ultimately incur could be substantially more than the reserve we have currently provided. If the recorded reserves are insufficient to cover the ultimate cost of this matter, we will need to record additional charges to our results of operations in future periods.

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

We evaluate our estimates on an ongoing basis, including those related to revenue recognition, the allowance for doubtful accounts, the carrying value of long-lived assets (including goodwill and indefinite lived intangible assets), the amortization period of long-lived assets (excluding goodwill and indefinite lived intangible assets), the carrying value, capitalization and amortization of software and Web site development costs, the carrying value of investments including investments in auction rate securities, the provision for income taxes and related deferred tax accounts, certain accrued liabilities, contingencies, litigation and related legal accruals and the value attributed to employee stock options and other stock-based awards.

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

•	Fair Value of Investments. Through April 20, 2010, we held investments in ARS which were backed by student loans, 97% guaranteed under the Federal Family Education Loan Program (FFELP), and had credit ratings of AAA or Aaa when purchased. Historically, the fair value of our ARS holdings approximated par value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, all auctions involving these securities have failed. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for our ARS holdings develop.

On April 20, 2010, we sold our remaining ARS investments for $286,400 in cash, and have reflected our ARS investments at this value within the accompanying consolidated balance sheet as of March 31, 2010. For periods prior to March 31, 2010, we estimated the fair value of our ARS holdings using an income approach valuation technique. Using this approach, expected future cash flows are calculated over the expected life of each security and are discounted to a single present value using a market required rate of return. Some of the more significant assumptions made in the present value calculations include (i) the estimated weighted average lives for the loan portfolios underlying each individual ARS and (ii) the required rates of return used to discount the estimated future cash flows over the estimated life of each security, which consider both the credit quality for each individual ARS and the market liquidity for these investments. Additionally, effective April 1, 2009, we adopted new authoritative guidance which required us to separate losses associated with our ARS into two categories, the portion of the loss which is considered credit loss and the portion of the loss which is due to other factors.

Our ARS have been classified as Level 3 assets as their valuation, including the portion of their valuation attributable to credit losses, requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. If different assumptions had been used for the various inputs to the valuation approach including, but not limited to, assumptions involving the estimated lives of the ARS holdings, the estimated cash flows over those estimated lives, and the estimated discount rates applied to those cash flows, the estimated fair value of these investments in prior periods could be significantly higher or lower than the fair value we determined.

•	Stock-Based Compensation. Effective January 1, 2006, we adopted authoritative guidance which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in this model are expected dividend yield, expected volatility, risk-free interest rate and expected term. Unvested stock options and restricted stock awards that were granted prior to January 1, 2006 continued to be accounted for using the same grant date fair value and same expense attribution method used under previously issued authoritative guidance, except that all awards are recognized in the results of operations over the remaining vesting periods. As of March 31, 2010, there was approximately $60.0 million of unrecognized stock-based compensation expense (net of estimated forfeitures) related to unvested stock options and restricted stock awards held by employees, which is expected to be recognized over a weighted-average period of approximately 3.0 years, related to our stock-based compensation plans.

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

Recent Accounting Pronouncements

Accounting Pronouncements to be Adopted in the Future

In October 2009, the Financial Accounting Standards Board (which we refer to as the FASB) issued authoritative guidance on revenue recognition that will become effective for us beginning January 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables. In addition, revenue under multiple element arrangements will be allocated using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We are currently evaluating the impact that this new guidance will have on our results of operations and financial position.

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2010		2009
	$	%	$	%

Revenue	$108,030	100.0	$90,264	100.0
Cost of operations	42,994	39.8	36,565	40.5
Sales and marketing	28,407	26.3	27,561	30.5
General and administrative	18,809	17.4	21,848	24.2
Depreciation and amortization	7,015	6.5	7,103	7.9
Interest income	3,409	3.2	2,262	2.5
Interest expense	5,139	4.8	6,536	7.2
(Loss) gain on convertible notes	(3,727)	(3.4)	6,647	7.4
Loss on auction rate securities	28,848	26.7	—	—
Other expense, net	298	0.3	269	0.3

Loss from continuing operations before income tax benefit	(23,798)	(22.0)	(709)	(0.7)
Income tax benefit	20,008	18.5	1,217	1.3

Consolidated (loss) income from continuing operations	(3,790)	(3.5)	508	0.6
Consolidated income (loss) from discontinued operations	—	—	517	0.6

Consolidated net (loss) income inclusive of noncontrolling interest	(3,790)	(3.5)	1,025	1.2
Income attributable to noncontrolling interest	—	—	(610)	(0.7)

Net (loss) income attributable to Company stockholders	$3,790	(3.5)	$415	0.5

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

Our discussions throughout MD&A make references to certain non-cash expenses. The following is a summary of our principal non-cash expenses:

•	Non-cash advertising expense. Expense related to the use of our prepaid advertising inventory that we received from News Corporation in exchange for equity instruments that we issued in connection with an agreement we entered into with News Corporation in 1999 and subsequently amended in 2000. This non-cash advertising expense is included in sales and marketing expense as we use the asset for promotion of our brand.

•	Non-cash stock-based compensation expense. Expense related to the awards of all share-based payments to employees and non-employee directors, such as grants of employee stock options and restricted stock. Non-cash stock-based compensation expense is reflected in the same expense captions as the related salary cost of the respective employee.

The following table is a summary of our non-cash expenses included in the respective statements of operations captions.

	Three Months Ended
	March 31,
	2010	2009

Advertising expense included in:
Sales and marketing	$—	$1,753

Stock-based compensation expense included in:
Cost of operations	$1,789	$1,623
Sales and marketing	2,193	1,550
General and administrative	3,855	5,981

Total stock-based compensation expense	$7,837	$9,154

Three Months Ended March 31, 2010 and 2009

The following discussion is a comparison of our results of operations on a consolidated basis for the three months ended March 31, 2010 and 2009.

Revenue

Our total revenue increased 19.7% to $108,030 from $90,264 in the prior year period. This increase is primarily due to higher revenue from our public portals. A more detailed discussion regarding changes in revenue is included below under “— Supplemental Financial and Operating Information.”

Costs and Expenses

Cost of Operations.  Cost of operations increased to $42,994 for the three months ended March 31, 2010 from $36,565 in the prior year period. As a percentage of revenue, cost of operations was 39.8% for the three months ended March 31, 2010, compared to 40.5% for the prior year period. Included in cost of operations in the 2010 quarter was non-cash expense related to stock-based compensation of $1,789 compared to $1,623 in the 2009 quarter. Cost of operations excluding such non-cash expense was $41,205 or 38.1% of revenue for the three months ended March 31, 2010, compared to $34,942 or 38.7% of revenue for the prior year period. The increase in absolute dollars was primarily attributable to an increase of approximately $3,400 of Website operations expense associated with the delivery of our advertising and sponsorship arrangements and increased traffic to our Web sites, and an increase of approximately $2,400 in development and distribution expense.

Sales and Marketing.  Sales and marketing expense increased to $28,407 for the three months ended March 31, 2010 from $27,561 in the prior year period. As a percentage of revenue, sales and marketing expense was 26.3% in the 2010 quarter, compared to 30.5% in the 2009 quarter. Included in sales and marketing expense in the 2009 quarter was non-cash expense related to advertising of $1,753, and stock-based compensation of $2,193 and $1,550 were included in the first quarters of 2010 and 2009, respectively. Sales and marketing expense, excluding such non-cash expenses, was $26,214 or 24.3% of revenue for the three months ended March 31, 2010, compared to $24,258 or 26.9% of revenue for the prior year period. The increase in absolute dollars was primarily attributable to an increase in compensation related costs due to increased staffing.

General and Administrative.  General and administrative expense decreased to $18,809 for the three months ended March 31, 2010, from $21,848 in the prior year period. As a percentage of revenue, general and administrative expense was 17.4% in the 2010 quarter, compared to 24.2% in the 2009 quarter. Included in general and administrative expense in the first quarters of 2010 and 2009 was non-cash stock-based compensation expense of $3,855 and $5,981, respectively. The decrease in non-cash stock-based compensation expense was primarily due to certain stock options and restricted stock awards becoming fully vested during 2009, for which there was no comparable expense in 2010. General and administrative expense, excluding such non-cash expense, was $14,954 or 13.8% of revenue for the three months ended March 31, 2010, compared to $15,867 or 17.6% of revenue for the prior year period. The decrease is primarily due to the impact of a reduction in corporate expenses, as compared to the prior year period, when HLTH maintained larger corporate operations and separate public company expenses.

Depreciation and Amortization.  Depreciation and amortization expense was $7,015 for the three months ended March 31, 2010, compared to $7,103 in the same period last year. The decrease over the prior year period included a $681 decrease in amortization expense resulting from certain intangible assets becoming fully amortized, which was partially offset by an increase in depreciation expense of $593 relating to capital expenditures in 2010 and 2009.

Interest Income.  Interest income increased to $3,409 for the three months ended March 31, 2010 from $2,262 in the same period last year. The increase resulted from the interest on the Senior Secured Notes that we received in connection with the sale of our Porex business on October 19, 2009, partially offset by a decrease in the average interest rate of our investments.

Interest Expense.  Interest expense was $5,139 in the first quarter of 2010, compared to $6,536 in the first quarter of 2009. Interest expense in the 2010 and 2009 quarters included non-cash interest expense of $2,257 and $2,799, respectively, related to the amortization of the debt discount for our 3 1/8% Notes and the amortization of the debt issuance costs for both our 3 1/8% Notes and our 1.75% Notes. The decrease in interest expense is a result of lower debt outstanding during the 2010 quarter when compared to the 2009 quarter due to the repurchases and conversions of our convertible debt over these periods.

Gain on Conversions and Repurchases of Convertible Notes.  During the first quarter of 2010, we repurchased $19,307 principal amount of our 3 1/8% Notes and holders of the 3 1/8% Notes converted $83,927 principal amount into shares of our common stock. During the first quarter of 2009, we repurchased $76,517 principal amount of our 1.75% Convertible Notes for $71,623, and $18,000 principal amount of our 3 1/8% Convertible Notes for $15,044. We recognized a net loss on the repurchase of these notes of $3,727 during the three months ended March 31, 2010 and a net gain on the repurchase of these notes of $6,647 during the three months ended March 31, 2009.

Other Expense, Net.  Other expense, net was $298 in the three months ended March 31, 2010, compared to other expense of $269 in the three months ended March 31, 2009. Included in other expense, net was $476 and $578 for the three months ended March 31, 2010 and 2009, respectively, of external legal costs and expenses we incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC and the related Coverage Litigation and $178 and $245 for the three months ended March 31, 2010 and 2009, respectively, related to the reversal of certain sales and use tax contingencies resulting from the expiration of various statutes of limitations.

Income Tax Benefit.  The income tax benefit of $20,008 and $1,217 for the three months ended March 31, 2010 and 2009, respectively, represents taxes related to federal, state and other jurisdictions. Included in the income tax benefit during the three months ended March 31, 2010 is a deferred tax benefit of approximately $22,200 related to the reversal of income tax valuation allowance attributable to the sale of our auction rate securities. Additionally, the income tax benefit during the three months ended March 31, 2010 and 2009 includes a deferred tax benefit (provision) of approximately $1,500 and $(2,400) related to the repurchases and conversions of our convertible notes during the periods.

Income from Discontinued Operations, Net of Tax.  Income from discontinued operations was $517 for the three months ended March 31, 2009. Income from discontinued operations primarily represents the net operating results of our Porex business and the Little Blue Book print directory business.

Income Attributable to Noncontrolling Interest.  Income attributable to noncontrolling interest of $610 for the three months ended March 31, 2009 represents the interest of the former WebMD minority shareholders.

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

	Three Months Ended March 31,
	2010	2009
Revenue
Public portal advertising and sponsorship	$86,257	$67,289
Private portal services	21,773	22,975

	$108,030	$90,264

Earnings before interest, taxes, non-cash and other items (Adjusted EBITDA)	$25,657	$15,261
Interest, taxes, non-cash and other items
Interest income	3,409	2,262
Interest expense	(5,139)	(6,536)
Income tax benefit	20,008	1,217
Depreciation and amortization	(7,015)	(7,103)
Non-cash stock-based compensation	(7,837)	(9,154)
Non-cash advertising	—	(1,753)
(Loss) gain on convertible notes	(3,727)	6,647
Loss on auction rate securities	(28,848)	—
Other expense, net	(298)	(333)

Consolidated (loss) income from continuing operations	(3,790)	508
Consolidated income from discontinued operations, net of tax	—	517

Consolidated net (loss) income inclusive of noncontrolling interest	(3,790)	1,025
Income attributable to noncontrolling interest	—	(610)

Net (loss) income attributable to Company stockholders	$(3,790)	$415

The following discussion is a comparison of the results of operations for our three groups of revenue and our Adjusted EBITDA for the three months ended March 31, 2010 and 2009.

Public Portal Advertising and Sponsorship.  Public portal advertising and sponsorship revenue was $86,257 in the three months ended March 31, 2010, an increase of $18,968 or 28.2% from the three months ended March 31, 2009. The increase in public portal advertising and sponsorship revenue was primarily attributable to an increase in the number and average size of unique sponsored programs on our sites, including both brand sponsorship and educational programs. The number of such programs grew to approximately 860 as of March 31, 2010, compared to approximately 750 in the prior year period. In general, pricing remained relatively stable for our advertising and sponsorship programs and was not a significant source of the revenue increase.

Private Portal Services.  Private portal services revenue was $21,773 in the three months ended March 31, 2010, a decrease of $1,202 or 5.2% from the prior year period. The number of companies using our private portal platform was 131 as of March 31, 2010, compared to 134 in the prior year period. The decline in revenue was primarily due to a decline in the number of employees and health plan members of our customers and a reduction in the overall number of customers. In general, pricing remained relatively stable for our private portal services and was not a significant source of the revenue decrease. We also have approximately 130 additional customers who purchase stand-alone decision support services from us.

Adjusted EBITDA.  Adjusted EBITDA increased to $25,657 or 23.7% of revenue in the three months ended March 31, 2010 from $15,261 or 16.9% of revenue in the prior year period. This increase as a percentage of revenue was primarily due to higher revenue, specifically related to the increase in the number of brands and sponsored programs in our public portals, without incurring a proportionate increase in overall expenses.

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

Liquidity and Capital Resources

As of March 31, 2010, we had $450,214 of cash and cash equivalents, and investments of $357,342. During April 2010, we liquidated substantially all of our investments through a sale of our auction rate securities for $286,399 in cash and through a sale of our Senior Secured Notes for $65,475 in cash. Also during April 2010, we completed a tender offer for our common stock and repurchased 5,172,204 shares at a price of $46.80 per share for total consideration of $242,059. Our working capital as of March 31, 2010 was $478,246. Our working capital is affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities from our continuing operations in the first quarter of 2010 was $27,447, which related to consolidated net loss of $3,790, adjusted for the losses on auction rate securities and convertible notes aggregating $32,575, for the non-cash income tax benefit of $21,463 related to deferred income taxes, and other non-cash expenses of $16,942, which include depreciation and amortization expense, non-cash interest expense, non-cash advertising expense and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities provided cash flow of $3,183, primarily due to cash provided by an increase in deferred revenue of $21,665 offset by cash used as a result of a decrease in accrued liabilities and other long-term liabilities of $14,224, an increase in accounts receivable of $2,429 and an increase in prepaid expenses of $1,829.

Cash used by operating activities from our continuing operations in the first quarter of 2009 was $2,691, which related to consolidated net income of $1,025, adjusted for income from discontinued operations of

$517, for the non-operating gains on repurchases of convertible notes of $6,647, and for non-cash expenses of $18,205, which include depreciation and amortization expense, non-cash interest expense, non-cash advertising expense, non-cash stock-based compensation expense and deferred income taxes. Additionally, changes in operating assets and liabilities used cash flow of $14,757, primarily due to a decrease in accrued liabilities and other long-term liabilities.

Cash used by investing activities from our continuing operations was $44 in the first quarter of 2010, compared to cash used by investing activities from our continuing operations of $4,459 in the first quarter of 2009. We used $3,114 in connection with purchases of property and equipment in the first quarter of 2010 compared to $5,309 of purchases of property and equipment in the prior year period. In the first quarter of 2010, we received $4,500 related to the sales of available for sale securities compared to $600 in the prior year period. In the 2010 period, we also used $1,430 to finalize the sale price of our discontinued operations related to our Porex business.

Cash used in financing activities from our continuing operations was $28,722 in the first quarter of 2010, compared to cash used in financing activities from our continuing operations of $71,142 in the first quarter of 2009. Cash used in financing activities in the 2010 period principally related to $22,565 used for the repurchase of our 3 1/8% Notes, $6,818 used for payment of shares tendered in 2009 but delivered in 2010 and purchase of $6,527 of treasury stock under our repurchase program. These uses of cash were offset by net proceeds of $5,775 from the issuance of common stock in connection with employee stock-based awards and $1,413 of a tax benefit on stock-based awards. Cash used in financing activities in the first quarter of 2009 principally related to the repurchases of our 1.75% Notes and our 3 1/8% Notes in the aggregate of $78,183. This use of cash was offset by net proceeds of $7,041 from the issuance of common stock in connection with employee stock-based awards.

Included in our consolidated statements of cash flows for the three months ended March 31, 2009 are cash flows provided by discontinued operations of an aggregate $5,881, through the date when the discontinued operations were divested. Also included in cash flows from discontinued operations provided by operating activities in the first quarters of 2010 and 2009 is the receipt of $1,043 and $7,278, respectively, of reimbursements from our Director & Officer insurance carriers, offset by $9,276 and $11,158 in payments made in the 2010 and 2009 periods, respectively, in connection with the defense costs of the former officers and directors of our former EPS subsidiary in connection with the investigation by the United States Attorney for the District of South Carolina and the SEC. For additional information, see “Introduction — Background Information on Certain Transactions and other Significant Developments — Directors & Officers Liability Insurance Coverage Litigation” and “— Indemnification Obligations to Former Officers and Directors of EPS.”

Potential future uses of cash include redemptions or additional repurchases of our convertible notes, additional purchases of our common stock and our anticipated 2010 capital expenditure requirements for the full year which we currently estimate to be up to $30,000. Our anticipated capital expenditures relate to expansion of our facilities and improvements that will be deployed across our public and private portal web sites in order to enable us to service future growth in unique users and page views, as well as to create new sponsorship areas for our customers, and to improve the systems used to provide our private portal applications.

Based on our plans and expectations as of the date of this Quarterly Report, we believe that our available cash resources and future cash flow from operations will provide sufficient cash resources to meet the commitments described above and to fund our currently anticipated working capital and capital expenditure requirements for at least the next twenty-four months. Our future liquidity and capital requirements will depend upon numerous factors, including retention of customers at current volume and revenue levels, our existing and new application and service offerings, competing technological and market developments, and potential future acquisitions. In addition, our ability to generate cash flow is subject to numerous factors beyond our control, including general economic, regulatory and other matters affecting us and our customers. We plan to continue to enhance the relevance of our online services to our audience and sponsors and will continue to invest in acquisitions, strategic relationships, facilities and technological infrastructure and product development. We intend to grow each of our existing businesses and enter into complementary ones through both internal investments and acquisitions. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. We cannot assure you that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders. Future indebtedness may impose various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

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

The time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program may be lengthy, especially for larger contracts, and may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals. Other factors that could affect the timing of contracting for specific programs with advertisers and sponsors, or receipt of revenue under such contracts, include:

•	approval for new products or for new approved uses for existing products;

•	the timing of FDA approval of generic products that compete with existing brand name products;

•	the timing of withdrawals of products from the market;

•	the timing of rollouts of new or enhanced services on our public portals;

•	seasonal factors relating to the prevalence of specific health conditions and other seasonal factors that may affect the timing of promotional campaigns for specific products; and

•	the scheduling of conferences for physicians and other healthcare professionals.

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

Federal and state legislatures and agencies periodically consider reforming aspects of the United States healthcare system and significant federal healthcare reform legislation was enacted in March 2010, as discussed in the next risk factor.

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

Recently enacted federal health care reform legislation could adversely affect our healthcare industry customers and clients, causing them to reduce expenditures, including expenditures for our services

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (which we refer to as the Reform Legislation), was signed into law in March 2010. The Reform Legislation makes extensive changes to the current system of healthcare insurance and benefits. In general, the Reform Legislation seeks to reduce healthcare costs and decrease the number of uninsured legal U.S. residents, by among other things, requiring employers to offer, and individuals to carry, health insurance or be subject to penalties. The Reform Legislation also imposes new regulations on health insurers, including guaranteed coverage requirements, prohibitions on certain annual and all lifetime limits on amounts paid on behalf of or to plan members, increased restrictions on rescinding coverage, establishment of minimum medical loss ratio requirements, a requirement to cover preventive services on a first dollar basis, the establishment of state insurance exchanges and essential benefit packages, and greater limitations on how health insurers price certain of their products. The Reform Legislation also contains provisions that will affect the revenues and profits of pharmaceutical and medical device companies, including provisions affecting amounts paid by Medicare for their products.

Many of the provisions of the Reform Legislation that expand insurance coverage will not become effective until 2014 and many provisions require implementing regulations and interpretive guidance to be issued before they will be fully implemented. In addition, it is difficult to foresee how individuals and businesses will respond to the choices available to them under the Reform Legislation. Furthermore, the Reform Legislation will result in future state legislative and regulatory changes, which we are unable to predict at this time, in order for states to comply with certain provisions of the Reform Legislation and to participate in grants and other incentive opportunities. Accordingly, while we do not currently anticipate any significant adverse effects on WebMD as a direct result of application of the Reform Legislation to our businesses or on our company in its capacity as an employer, we are unable to predict what the indirect impacts of the Reform Legislation will be on WebMD’s businesses through its effects on other healthcare industry participants, including pharmaceutical and medical device companies that are advertisers and sponsors of our public portals and employers and health plans that are clients of our private portals. Healthcare industry participants may respond to the Reform Legislation or to uncertainties created by the Reform Legislation by reducing their expenditures or postponing expenditure decisions, including expenditures for our services, which could have a material adverse effect on our business.

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

Changes in prevailing interest rates have historically caused the fair value of certain of our investments to fluctuate, such as our investments in auction rate securities that generally bear interest at rates indexed to LIBOR. However, as our investments in auction rate securities were sold for cash in April 2010, future changes in interest rates will not impact the value of these investments. The fair values of our cash and money market investments, which approximate $450.2 million at March 31, 2010, are not subject to changes in interest rates.

The 3 1/8% Notes and the 1.75% Notes that we have issued have fixed interest rates; changes in interest rates will not impact our financial condition or results of operations.

ITEM 4.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of March 31, 2010.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in WebMD’s internal control over financial reporting occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	Legal Proceedings

The information relating to legal proceedings contained in Note 10 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report is incorporated herein by this reference.

ITEM 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Form 10-K for the year ended December 31, 2009, except for the following update regarding the enactment of healthcare reform legislation:

Recently enacted federal health care reform legislation could adversely affect our healthcare industry customers and clients, causing them to reduce expenditures, including expenditures for our services

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (which we refer to as the Reform Legislation), was signed into law in March 2010. The Reform Legislation makes extensive changes to the current system of healthcare insurance and benefits. In general, the Reform Legislation seeks to reduce healthcare costs and decrease the number of uninsured legal U.S. residents, by among other things, requiring employers to offer, and individuals to carry, health insurance or be subject to penalties. The Reform Legislation also imposes new regulations on health insurers, including guaranteed coverage requirements, prohibitions on certain annual and all lifetime limits on amounts paid on behalf of or to plan members, increased restrictions on rescinding coverage, establishment of minimum medical loss ratio requirements, a requirement to cover preventive services on a first dollar basis, the establishment of state insurance exchanges and essential benefit packages, and greater limitations on how health insurers price certain of their products. The Reform Legislation also contains provisions that will affect the revenues and profits of pharmaceutical and medical device companies, including provisions affecting amounts paid by Medicare for their products.

Many of the provisions of the Reform Legislation that expand insurance coverage will not become effective until 2014 and many provisions require implementing regulations and interpretive guidance to be issued before they will be fully implemented. In addition, it is difficult to foresee how individuals and businesses will respond to the choices available to them under the Reform Legislation. Furthermore, the Reform Legislation will result in future state legislative and regulatory changes, which we are unable to predict at this time, in order for states to comply with certain provisions of the Reform Legislation and to participate in grants and other incentive opportunities. Accordingly, while we do not currently anticipate any significant adverse effects on WebMD as a direct result of application of the Reform Legislation to our businesses or on our company in its capacity as an employer, we are unable to predict what the indirect impacts of the Reform Legislation will be on WebMD’s businesses through its effects on other healthcare industry participants, including pharmaceutical and medical device companies that are advertisers and sponsors of our public portals and employers and health plans that are clients of our private portals. Healthcare industry participants may respond to the Reform Legislation or to uncertainties created by the Reform Legislation by reducing their expenditures or postponing expenditure decisions, including expenditures for our services, which could have a material adverse effect on our business.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by WebMD during the three months ended March 31, 2010 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

	Total Number		Total Number of Shares	Approximate Dollar Value of Shares
	of Shares	Average Price	Purchased as Part of Publicly	that May Yet Be Purchased Under
Period	Purchased(1)	Paid per Share	Announced Plans or Programs(2)	the Plans or Programs(2)

1/01/10 - 1/31/10	95,688	$38.82	93,070	$26,388,729
2/01/10 - 2/28/10	73,580	$39.74	73,368	$23,472,780
3/01/10 - 3/31/10	46,867	$46.36	—	$23,472,780

Total	216,135	$40.77	166,438

(1)	Includes the following number of shares withheld from WebMD restricted common stock that vested during the respective periods in order to satisfy withholding tax requirements related to the vesting of the awards: 2,618 in January, 212 in February and 46,867 in March. The value of these shares was determined based on the closing price of WebMD Common Stock on the date of vesting.

(2)	These repurchases were made pursuant to the repurchase program that WebMD announced in December 2008, at which time WebMD was authorized to use up to $30 million to purchase shares of its common stock from time to time. For additional information, see Note 8 to the Consolidated Financial Statements included in this Quarterly Report.

ITEM 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WebMD Health Corp.

By:	/s/ Anthony Vuolo
Anthony Vuolo
Chief Operating Officer and
Chief Financial Officer

Date: May 10, 2010

EXHIBIT INDEX

Exhibit No.		Description

2	.1*	Purchase and Release Agreement, dated as of April 20, 2010, between WebMD Health Corp. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2010)
3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))
3.2		Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))
10.1		Letter Agreement, dated March 26, 2010, among SNTC Holding, Inc. and Porex Holding Corporation, Porex Corporation and Porex Surgical Inc.
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1		Section 1350 Certification of Chief Executive Officer of Registrant
32.2		Section 1350 Certification of Chief Financial Officer of Registrant
99.1		Explanation of Non-GAAP Financial Measures

*	With respect to the agreement filed as Exhibit 2.1, certain of the exhibits and the schedules to that agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

E-1