Form 10-Q
period 2010-06-30
WebMD Health Corp.
filed 2010-08-09
CIK 1326583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Yes ☐     No ☑

As of August 4, 2010, the Registrant had 59,376,480 shares of Common Stock outstanding (including unvested shares of restricted Common Stock).

WEBMD HEALTH CORP.

QUARTERLY REPORT ON FORM 10-Q
For the period ended June 30, 2010

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. The following important risks and uncertainties could affect our future results, causing those results to differ materially from those expressed in our forward-looking statements:

•	failure to achieve sufficient levels of usage of our public and private portals and mobile applications;

•	the inability to successfully deploy new or updated applications or services;

•	competition in attracting consumers and healthcare professionals to our public portals and mobile applications;

•	competition for advertisers and sponsors for our public portals and mobile applications;

•	events or conditions that have a negative effect on promotional or educational spending by pharmaceutical and biotechnology companies or on the portion of that spending used for Internet-based services like ours;

•	the inability to attract and retain qualified personnel;

•	adverse economic conditions and disruptions in the capital markets;

•	adverse changes in general business or regulatory conditions affecting the healthcare, information technology and Internet industries; and

•	the other risks and uncertainties described in this Quarterly Report on Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Future Financial Condition or Results of Operations.”

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

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$534,705	$459,766
Accounts receivable, net of allowance for doubtful accounts of $1,116 at June 30, 2010 and $1,511 at December 31, 2009	104,907	118,155
Prepaid expenses and other current assets	14,197	11,419
Investments	—	9,932
Deferred tax assets	30,011	—

Total current assets	683,820	599,272
Investments	—	338,446
Property and equipment, net	51,953	52,194
Goodwill	202,104	202,104
Intangible assets, net	24,166	26,020
Deferred tax assets	82,119	50,789
Other assets	18,074	19,723

TOTAL ASSETS	$1,062,236	$1,288,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$52,426	$63,721
Deferred revenue	113,070	98,474
1.75% convertible subordinated notes due 2023	—	264,583
Deferred tax liabilities	—	12,955
Liabilities of discontinued operations	19,655	34,197

Total current liabilities	185,151	473,930
3 1/8% convertible notes due 2025, net of discount of $9,083 at June 30, 2010 and $22,641 at December 31, 2009	112,414	227,659
Other long-term liabilities	22,220	22,191
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 650,000,000 shares authorized; 62,396,429 shares issued at June 30, 2010 and 57,243,710 shares issued at December 31, 2009	624	572
Additional paid-in capital	9,575,257	9,469,857
Treasury stock, at cost; 4,325,973 shares at June 30, 2010 and 6,296,944 shares at December 31, 2009	(202,739)	(233,651)
Accumulated deficit	(8,630,691)	(8,634,585)
Accumulated other comprehensive loss	—	(37,425)

Stockholders’ equity	742,451	564,768

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,062,236	$1,288,548

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue	$122,707	$98,631	$230,737	$188,895
Cost of operations	45,368	39,229	88,362	75,794
Sales and marketing	29,425	26,797	57,832	54,358
General and administrative	20,577	22,003	39,386	43,851
Depreciation and amortization	6,318	6,956	13,333	14,059
Interest income	420	1,958	3,829	4,220
Interest expense	3,170	5,781	8,309	12,317
(Loss) gain on convertible notes	(11,011)	3,473	(14,738)	10,120
Gain (loss) on investments	6,002	—	(22,846)	—
Other income (expense), net	99	(552)	(199)	(821)

Income (loss) from continuing operations before income tax provision (benefit)	13,359	2,744	(10,439)	2,035
Income tax provision (benefit)	5,675	750	(14,333)	(467)

Consolidated income from continuing operations	7,684	1,994	3,894	2,502
Consolidated loss from discontinued operations, net of a tax benefit of $7,113 and $5,836 for the three and six months ended June 30, 2009	—	(13,284)	—	(12,767)

Consolidated net income (loss) inclusive of noncontrolling interest	7,684	(11,290)	3,894	(10,265)
Income attributable to noncontrolling interest	—	(387)	—	(997)

Net income (loss) attributable to Company stockholders	$7,684	$(11,677)	$3,894	$(11,262)

Amounts attributable to Company stockholders:
Income from continuing operations	$7,684	$703	$3,894	$509
Loss from discontinued operations	—	(12,380)	—	(11,771)

Net income (loss) attributable to Company stockholders	$7,684	$(11,677)	$3,894	$(11,262)

Basic income (loss) per common share:
Income from continuing operations	$0.14	$0.02	$0.07	$0.01
Loss from discontinued operations	—	(0.28)	—	(0.26)

Net income (loss) attributable to Company stockholders	$0.14	$(0.26)	$0.07	$(0.25)

Diluted income (loss) per common share:
Income from continuing operations	$0.13	$0.01	$0.07	$0.01
Loss from discontinued operations	—	(0.26)	—	(0.25)

Net income (loss) attributable to Company stockholders	$0.13	$(0.25)	$0.07	$(0.24)

Weighted-average shares outstanding used in computing per share amounts:
Basic	53,521	45,599	52,856	45,408

Diluted	62,504	46,733	57,272	46,446

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2010	2009

Cash flows from operating activities:
Consolidated net income (loss) inclusive of noncontrolling interest	$3,894	$(10,265)
Adjustments to reconcile consolidated net income (loss) inclusive of noncontrolling interest to net cash provided by operating activities:
Consolidated loss from discontinued operations, net of tax	—	12,767
Depreciation and amortization	13,333	14,059
Non-cash interest, net	3,885	5,310
Non-cash advertising	—	1,753
Non-cash stock-based compensation	14,801	18,566
Deferred income taxes	(27,729)	(2,363)
Loss (gain) on convertible notes	14,738	(10,120)
Loss on investments	22,846	—
Changes in operating assets and liabilities:
Accounts receivable	13,248	14,408
Prepaid expenses and other, net	(2,144)	(3,775)
Accrued expenses and other long-term liabilities	(4,801)	(9,544)
Deferred revenue	14,596	6,648

Net cash provided by continuing operations	66,667	37,444
Net cash (used in) provided by discontinued operations	(15,501)	5,509

Net cash provided by operating activities	51,166	42,953
Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	362,206	1,100
Purchases of property and equipment	(9,719)	(10,955)
Finalization of sale price of discontinued operations	(1,430)	250

Net cash provided by (used in) continuing operations	351,057	(9,605)
Net cash used in discontinued operations	—	(2,356)

Net cash provided by (used in) investing activities	351,057	(11,961)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of cash used for employee withholding taxes	8,386	18,194
Repurchases of convertible notes	(81,362)	(123,857)
Purchase of treasury stock under repurchase program	(14,914)	—
Payment for shares tendered in 2009, delivered in 2010	(6,818)	—
Purchase of treasury stock in tender offer	(242,795)	—
Tax benefit on stock-based awards	10,219	—

Net cash used in financing activities	(327,284)	(105,663)
Effect of exchange rates on cash	—	70

Net increase (decrease) in cash and cash equivalents	74,939	(74,601)
Cash and cash equivalents at beginning of period	459,766	629,848

Cash and cash equivalents at end of period	$534,705	$555,247

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

The Company provides health information services to consumers, physicians and other healthcare professionals, employers and health plans through its public and private online portals, mobile applications and health-focused publications. The Company’s public portals for consumers enable them to obtain health and wellness information (including information on specific diseases or conditions), check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest and participate in online communities with peers and experts. The Company’s public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (“CME”) credit and communicate with peers. The Company’s public portals generate revenue primarily through the sale of advertising and sponsorship products, including CME services. The Company also provides mobile health information applications for use by consumers and physicians. The Company also provides e-detailing promotion and physician recruitment services, information services and provides print services including the publication of WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms. The public portals’ sponsors and advertisers include pharmaceutical, biotechnology, medical device and consumer products companies. The Company’s private portals enable employers and health plans to provide their employees and members with access to personalized health and benefit information and decision-support technology that helps them to make more informed benefit, treatment and provider decisions. In addition, the Company offers clients of its private portals telephonic health coaching services on a per participant basis across an employee or plan population. The Company generates revenue from its private portals through the licensing of these portals and related services to employers and health plans either directly or through distributors.

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

The applicable accounting treatment for the Merger resulted in HLTH being considered the acquiring entity of the WebMD non-controlling interest. Accordingly, the pre-acquisition consolidated financial statements of HLTH became the historical financial statements of WebMD following the completion of the Merger, adjusted as

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

described in the next paragraph. Accordingly, in these consolidated financial statements, the defined term “Company” refers not only to WebMD but also, where the context requires, to HLTH. The specific names of HLTH and WebMD are used only where there is a need to distinguish between the legal entities. In addition, all references in these consolidated financial statements to amounts of shares of HLTH common stock and to market prices or purchase prices for HLTH common stock have been adjusted to reflect the 0.4444 exchange ratio in the Merger (the “Exchange Ratio”), and expressed as the number of shares of WebMD common stock into which the HLTH common stock would be converted in the Merger and the equivalent price per share of WebMD common stock. Similarly, the exercise price of options and warrants to purchase HLTH common stock and the number of shares subject to those options and warrants have been adjusted to reflect the Exchange Ratio.

In the Company’s financial statements for the three and six months ended June 30, 2009 included in this Quarterly Report: the weighted-average shares outstanding used in computing income (loss) per common share for the three and six months ended June 30, 2009 have been adjusted by multiplying the historical weighted-average shares outstanding for HLTH by the Exchange Ratio; and basic and diluted income (loss) per common share have been recalculated to reflect the adjusted weighted-average shares.

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results to be expected for any subsequent period or for the entire year ending December 31, 2010. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

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

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and the disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic and political factors, and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect: the allowance for doubtful accounts, the carrying value of long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets (excluding goodwill and indefinite lived intangible assets), the carrying value, capitalization and amortization of software and Web site development costs, the carrying value of investments, the provision for income taxes and related deferred tax accounts, certain accrued liabilities, revenue recognition, contingencies, litigation and related legal accruals and the value attributed to employee stock options and other stock-based awards.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Numerator:
Income from continuing operations — Basic(1)	$7,596	$703	$3,844	$509
Interest expense on 1.75% convertible notes, net of tax	592	—	—	—
Effect of dilutive securities of subsidiary	—	(76)	—	(97)

Income from continuing operations — Diluted	$8,188	$627	$3,844	$412

Loss from discontinued operations, net of tax — Basic	$—	$(12,380)	$—	$(11,771)
Effect of dilutive securities of subsidiary	—	53	—	56

Loss from discontinued operations, net of tax — Diluted	$—	$(12,327)	$—	$(11,715)

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Denominator:
Weighted-average shares — Basic	53,521	45,599	52,856	45,408
Employee stock options and restricted stock	3,848	1,134	4,416	1,038
1.75% convertible notes	5,135	—	—	—

Adjusted weighted-average shares after assumed conversions — Diluted	62,504	46,733	57,272	46,446

Basic income (loss) per common share:
Income from continuing operations	$0.14	$0.02	$0.07	$0.01
Loss from discontinued operations	—	(0.28)	—	(0.26)

Net income (loss) attributable to Company stockholders	$0.14	$(0.26)	$0.07	$(0.25)

Diluted income (loss) per common share:
Income from continuing operations	$0.13	$0.01	$0.07	$0.01
Loss from discontinued operations	—	(0.26)	—	(0.25)

Net income (loss) attributable to Company stockholders	$0.13	$(0.25)	$0.07	$(0.24)

(1)	Income from continuing operations was adjusted for the effect of participating non-vested restricted stock of $88 and $50 for the three and six months ended June 30, 2010, respectively.

The Company has excluded convertible subordinated notes and convertible notes, as well as stock options and restricted stock, from the calculation of diluted income (loss) per common share during the periods in which such securities were anti-dilutive. The following table presents the total number of shares that could potentially dilute income (loss) per common share in the future that were not included in the computation of diluted income (loss) per common share during the periods presented (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Options and restricted stock	2,133	11,914	2,894	13,608
Convertible notes	3,700	14,786	11,346	15,367

	5,833	26,700	14,240	28,975

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In addition, the Company agreed to indemnify Porex for certain tax matters, which were estimated by the Company to be approximately $4,800. An accrual for these tax matters is included within liabilities of discontinued operations, within the accompanying consolidated balance sheets as of December 31, 2009 and June 30, 2010. In connection with the sale of Porex, the Company recognized a pre-tax gain of $25,790 during the three months ended December 31, 2009. Summarized operating results for the discontinued operations of Porex are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009

Revenue	$21,924	$40,177
Earnings before taxes	5,358	7,758

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 30, 2009, the Company completed the sale of LBB in which it received cash proceeds of $2,590. Summarized operating results for the discontinued operations of LBB are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009

Revenue	$1,619	$2,191
Losses before taxes	8,065	8,780

EPS

On September 14, 2006, the Company completed the sale of Emdeon Practice Services, Inc. (together with its subsidiaries, “EPS”) to Sage Software, Inc. (“Sage Software”), an indirect wholly owned subsidiary of The Sage Group plc (the “EPS Sale”). The Company has certain indemnity obligations to advance amounts for reasonable defense costs for initially ten, and now four, former officers and directors of EPS, who were indicted in connection with the previously disclosed investigation by the United States Attorney for the District of South Carolina (the “Investigation”), which is more fully described in Note 10. In connection with the EPS Sale, the Company agreed to indemnify Sage Software relating to these indemnity obligations. During the year ended December 31, 2007, based on information available at that time, the Company determined a reasonable estimate of the range of probable costs with respect to its indemnification obligation and, accordingly, recorded an aggregate pre-tax charge of $73,347, which represented the Company’s estimate of the low end of the probable range of costs related to this matter. The Company had reserved the low end of the probable range of costs because no estimate within the range was a better estimate than any other amount. That estimate included assumptions as to the duration of the trial and pre-trial periods, and the defense costs to be incurred during these periods. The Company updated the estimated range of its indemnification obligation based on new information received during the year ended December 31, 2008 and again during the three months ended June 30, 2009, and as a result, recorded additional pre-tax charges of $29,078 and $28,800, respectively. As described in more detail in Note 10, two of the former officers and directors of EPS were found guilty however the Court set the verdict aside on May 27, 2010 and entered a judgment of acquittal. The government entered a notice of appeal with respect to the Court’s order and such appeal is pending. Two other former officers of EPS are awaiting trial in Tampa, Florida, which was scheduled to begin on October 4, 2010; however, on July 9, 2010 the Court in Tampa placed the case against those defendants on hold pending resolution of the appeal of the South Carolina ruling. As of June 30, 2010, and December 31, 2009, the remaining accrual with respect to the costs for these matters was $9,852 and $25,437, respectively, and is included within liabilities of discontinued operations on the accompanying consolidated balance sheets. The ultimate outcome of this matter is still uncertain and, accordingly, the amount of cost the Company may ultimately incur could be substantially more than the reserve the Company has currently provided. If the recorded reserves are insufficient to cover the ultimate cost of this matter, the Company will need to record additional charges to its consolidated statement of operations in future periods.

Also included within liabilities of discontinued operations related to this matter is $5,000 and $3,957, as of June 30, 2010 and December 31, 2009, respectively, which represents certain reimbursements received from the Company’s insurance carriers between July 31, 2008 and June 30, 2010. The Company deferred recognizing these insurance reimbursements within the consolidated statement of operations given the pending Coverage Litigation, which is described below in Note 10. During the three months ended June 30, 2009, the Company received reimbursements from its insurance carriers in the amount of $11,000 which are not subject to the pending Coverage Litigation. Accordingly, the Company recognized these amounts within consolidated loss from discontinued operations during the three months ended June 30, 2009.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Repurchase and Conversion of Convertible Notes

During the three and six months ended June 30, 2009, the Company repurchased $8,900 and $85,417 principal amount of its 1.75% Convertible Subordinated Notes Due 2023 (“1.75% Notes”) for $8,500 and $80,123 in cash, respectively. Also during the three and six months ended June 30, 2009, the Company repurchased $31,700 and $49,700 principal amount of its 3 1/8% Convertible Notes Due 2025 (“3 1/8% Notes”) for $28,689 and $43,734 in cash, respectively. The Company recognized an aggregate pre-tax gain of $3,473 and $10,120 related to the repurchases of the 1.75% Notes and 3 1/8% Notes during the three and six months ended June 30, 2009, which is reflected within (loss) gain on convertible notes in the accompanying consolidated statement of operations. The gain includes the expensing of remaining deferred issuance costs outstanding related to the repurchased notes.

During the three and six months ended June 30, 2010, the Company repurchased $32,446 principal amount of its 1.75% Notes for $42,107 in cash and the holders of the 1.75% Notes converted $232,137 principal amount into 6,703,129 shares of WebMD common stock. Also during the three and six months ended June 30, 2010, the Company repurchased $12,869 and $32,176 principal amount of its 3 1/8% Notes for $16,690 and $39,255 in cash, respectively, and holders of the 3 1/8% Notes converted $12,700 and $96,627 principal amount into 362,586 and 2,758,715 shares of WebMD common stock, respectively. The Company recognized an aggregate pre-tax loss of $11,011 and $14,738 related to the repurchase of the 1.75% Notes and the repurchase and conversions of the 3 1/8% Notes, which is reflected within (loss) gain on convertible notes in the accompanying consolidated statement of operations during the three and six months ended June 30, 2010, respectively. The loss includes the expensing of remaining deferred issuance costs outstanding related to the repurchased and converted notes.

As a result of the conversion and repurchase activity described above, as of June 30, 2010, the only convertibles notes that remained outstanding were $121,497 principal amount of the 3 1/8% Notes, which were convertible into approximately 3.5 million shares of WebMD common stock.

4.	Related Party Transaction

Fidelity Human Resources Services Company LLC

The Company and Fidelity Employer Services Company LLC (“FESCO”) are parties to an agreement pursuant to which WebMD integrates its private portals product into the services FESCO provides to its clients. FESCO provides human resources administration and benefit administration services to employers. The Company recorded revenue of $1,439 and $2,896 during the three and six months ended June 30, 2010 and $2,302 and $4,994 during the three and six months ended June 30, 2009, respectively. Included in accounts receivable as of June 30, 2010 and December 31, 2009 was $1,059 and $2,250, respectively, related to the FESCO agreement. FESCO is an affiliate of FMR LLC, which is deemed to be a related party of the Company due to its publicly reported ownership of shares of the Company’s common stock. Affiliates of FMR LLC also provide services to the Company in connection with the Company’s 401(k) plan.

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

The Company did not have any Level 2 assets as of June 30, 2010 and December 31, 2009. The following table sets forth the Company’s Level 1 and Level 3 financial assets that were measured and recorded at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

		June 30, 2010			December 31, 2009
	Fair Value	Amoritized		Gross	Amoritized		Gross
	Estimate	Cost	Fair	Unrealized	Cost	Fair	Unrealized
	Using:	Basis	Value	Gains	Basis	Value	Gains (Losses)

Cash and cash equivalents	Level 1	$534,705	$534,705	$—	$459,766	$459,766	$—
Equity securities	Level 1	—	—	—	1,470	4,851	3,381
Repurchase right	Level 3	1,029	1,029	—	—	—	—
Auction rate securities(1)	Level 3	—	—	—	320,507	279,701	(40,806	)(2)
Senior secured notes(3)	Level 3	—	—	—	63,826	63,826	—

(1)	The face (par) value of the auction rate securities was $352,700 as of December 31, 2009.

(2)	Amounts reflect cumulative effect of adoption of new authoritative guidance as discussed below.

(3)	The face value of the senior secured notes was $67,500 as of December 31, 2009.

The following table reconciles the beginning and ending balances of the Company’s Level 3 assets, which consist of the auction rate securities, the senior secured notes and the repurchase right:

	Six Months Ended June 30,
	2010			2009
	Auction Rate	Repurchase	Senior	Auction Rate
	Securities	Right	Secured Notes	Securities

Fair value as of the beginning of the period	$279,701	$—	$63,826	$286,552
Redemptions	(290,999)	(354)	(65,475)	(1,100)
(Loss) gain included in earnings	(29,508)	1,383	1,362	—
Interest income accretion included in earnings	—	—	287	—
Changes in unrealized gains/losses included in other comprehensive loss	40,806	—	—	(14,728)

Fair value as of the end of the period	$—	$1,029	$—	$270,724

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Effective April 20, 2010, the Company entered into an agreement pursuant to which the Company sold all of its holdings of ARS for an aggregate of $286,399. Under the terms of the agreement, the Company retained a right (the “Repurchase Right”), for a period of two years from the date of the agreement: (a) to repurchase from the purchaser the same principal amount of any or all of the various series of ARS sold, at the agreed upon purchase prices received on April 20, 2010; and (b) to receive additional proceeds from the purchaser upon certain redemptions of the various series of ARS sold.

As described above, while the Company originally recorded a loss of $60,108 relating to its holdings of ARS in the March 2008 quarter, the Company was required to reclassify $26,848 of that charge as an unrealized loss through stockholders’ equity when WebMD was required to adopt new authoritative guidance

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to other-than-temporary impairments effective April 1, 2009, which had the effect of increasing the cost basis of the ARS by that amount. As a result, during the three months ended March 31, 2010, the Company recorded an additional charge of $28,848, representing the difference between the cost basis of its ARS holdings and the proceeds received on April 20, 2010, which includes an offsetting amount of $660 related to the initial value of the Repurchase Right. The Company is required to reassess the value of this Repurchase Right at each reporting period, and any changes in value will be recorded within the statement of operations in future periods. During the three months ended June 30, 2010, the Company increased the value of the Repurchase Right to $1,029, resulting in a gain of $369, and the Company realized $354 related to the receipt of additional proceeds of certain redemptions of the ARS that were sold in connection with the Repurchase Right. In connection with the sale of the ARS, the Company recorded a deferred income tax benefit of approximately $21,900 primarily related to the reversal of income tax valuation allowance attributable to its ARS.

The Company’s other Level 3 asset was $67,500 principal amount of Senior Secured Notes that the Company received in connection with its sale of Porex on October 19, 2009. The Senior Secured Notes were secured by certain assets of the acquirer of Porex and accrued interest at a rate of 8.75% per annum, payable quarterly. The Senior Secured Notes were issued in four series: the Senior Secured Notes of the first, second and third series had an aggregate principal amount of $10,000 each and were scheduled to mature on the first, second and third anniversaries of the closing, respectively; and the Senior Secured Notes of the fourth series had an aggregate principal amount of $37,500 and was scheduled to mature on the fourth anniversary of the closing. The Company estimated that the fair value of the Senior Secured Notes was $63,826 as of December 31, 2009, of which $9,932 and $53,894 were classified as current investments and long-term investments, respectively, within the accompanying consolidated balance sheet. On April 1, 2010, the Company sold the Senior Secured Notes for $65,475 plus accrued interest and recorded a gain of $1,362 representing the excess of this amount over the adjusted cost basis of the Senior Secured Notes, which is reflected in gain (loss) on investments in the accompanying consolidated statement of operations during the three and six months ended June 30, 2010.

During the three months ended June 30, 2010, the Company also sold all of its other remaining investments for $5,379 and recorded a gain of $3,917 representing the excess of the cash received over the cost basis, which is reflected in gain (loss) on investments in the accompanying consolidated statement of operations during the three and six months ended June 30, 2010.

The Company also holds an investment in a privately held company which is carried at cost, and is not subject to fair value measurements. However, if events or circumstances indicate that its carrying amount may not be recoverable, it would be reviewed for impairment. The amount of this investment is $6,471 and it is included in other assets on the accompanying consolidated balance sheets.

The following table presents the carrying value and estimated fair value of the Company’s convertible notes that are carried at historical cost:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
1.75% Notes(a)	$—	$—	$264,583	$296,002
3 1/8% Notes(a)	112,414	159,911	227,659	284,716

(a)	Fair value estimate incorporates bid price quotes.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Recourse Credit Facilities

On May 6, 2008, the Company entered into two substantially similar non-recourse credit facilities (the “2008 Credit Facilities”) secured by its ARS holdings (including, in some circumstances, interest payable on the ARS holdings), that would have allowed the Company to borrow up to 75% of the face amount of the ARS holdings pledged as collateral under the 2008 Credit Facilities. No borrowings were made under the 2008 Credit Facilities. On April 28, 2009, the Company entered into amended and restated credit facilities (the “2009 Credit Facilities”), replacing the 2008 Credit Facilities. Effective April 20, 2010, the 2009 Credit Facilities were terminated.

6.	Equity

The following is a summary of the changes in equity of the Company and of the noncontrolling interest for the six months ended June 30, 2009. No comparable table is presented for the three and six months ended June 30, 2010 as the Company’s noncontrolling interest was eliminated in connection with the Merger that occurred in October 2009.

	Six Months Ended June 30, 2009
	Stockholders’	Noncontrolling	Total
	Equity	Interest	Equity

Balance as of the beginning of period	$496,698	$134,223	$630,921
Comprehensive (loss) income:
Net (loss) income	(11,262)	997	(10,265)
Net change in unrealized losses on securities	(12,760)	(981)	(13,741)
Foreign currency translation adjustment	183	—	183

Total comprehensive (loss) income	(23,839)	16	(23,823)

Issuance of stock for option exercises and other issuances	15,021	3,173	18,194
Stock-based compensation expense	7,291	11,646	18,937
Repurchases of 3 1/8% convertible notes, net of tax	(3,544)	—	(3,544)

Balance as of the end of period	$491,627	$149,058	$640,685

7.	Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net (loss) income and other comprehensive income (loss). Other comprehensive income (loss) includes foreign currency translation adjustments and certain changes in equity that are excluded from net income (loss), such as changes in unrealized losses on securities. The following table presents the components of comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Foreign currency translation gains	$—	$901	$—	$183
Unrealized gains (losses) on securities:
Unrealized holding gains (losses)	—	(2,177)	13,177	(12,760)
Unrealized (gains) losses recognized in earnings	(5,260)	—	24,248	—

Other comprehensive (loss) income	(5,260)	(1,276)	37,425	(12,577)
Net income (loss)	7,684	(11,677)	3,894	(11,262)

Comprehensive income (loss)	$2,424	$(12,953)	$41,319	$(23,839)

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Stock Repurchase Program and 2010 Tender Offer

On December 4, 2008, the Company announced the authorization of a stock repurchase program (the “Program”), at which time the Company was authorized to use up to $30,000 to purchase shares of WebMD common stock, from time to time, in the open market, through block trades or in private transactions, depending on market conditions and other factors. During the three and six months ended June 30, 2010, the Company repurchased 186,134 and 352,572 shares, respectively, at an aggregate cost of $8,387 and $14,914, respectively, under the Program. There is a total of $15,086 that remains available for repurchase under the Program. Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying consolidated balance sheets.

On April 8, 2010, the Company completed a tender offer through which it repurchased 5,172,204 shares of WebMD common stock at a price of $46.80 per share for total consideration of $242,795 which includes $736 of costs directly attributable to the purchase.

9.	Intangible Assets

Intangible assets subject to amortization consist of the following:

	June 30, 2010				December 31, 2009
				Weighted				Weighted
	Gross			Average	Gross			Average
	Carrying	Accumulated		Remaining	Carrying	Accumulated		Remaining
	Amount	Amortization	Net	Useful Life(a)	Amount	Amortization	Net	Useful Life(a)

Content	$15,954	$(15,728)	$226	0.5	$15,954	$(15,482)	$472	1.0
Customer relationships	34,057	(17,714)	16,343	7.9	34,057	(16,374)	17,683	8.3
Technology and patents	14,700	(14,700)	—	—	14,700	(14,700)	—	—
Trade names-definite lives	6,030	(2,897)	3,133	5.9	6,030	(2,629)	3,401	6.4
Trade names-indefinite lives	4,464		4,464	n/a	4,464	—	4,464	n/a

Total	$75,205	$(51,039)	$24,166		$75,205	$(49,185)	$26,020

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

Amortization expense was $777 and $1,854 during the three and six months ended June 30, 2010, respectively and $1,682 and $3,440 during the three and six months ended June 30, 2009, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year Ending December 31:
2010 (July 1stto December 31st)	$1,540
2011	2,627
2012	2,627
2013	2,627
2014	2,627
Thereafter	7,654

10.	Commitments and Contingencies

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On December 15, 2005, the United States Attorney announced indictments of ten former officers and employees of Medical Manager Health Systems including Michael A. Singer, a former Chief Executive Officer of Medical Manager Health Systems and a former director of HLTH, who was last employed by HLTH as its Executive Vice President, Physician Software Strategies until February 2005, John H. Kang, a former President of Medical Manager Health Systems, who was employed until May 2001, and John P. Sessions, a former President and Chief Operating Officer of Medical Manager Health Systems, who was employed until September 2003. The indictment initially charged the defendants with conspiracy to commit mail, wire and securities fraud, a violation of Title 18, United States Code, Section 371 and conspiracy to commit money laundering, a violation of Title 18, United States Code, Section 1956(h) but the second count was dismissed in 2009. The allegations set forth in the indictment describe activities that are substantially similar to those described above with respect to the January 2005 plea agreements. One of the defendants passed away in 2008 and was dismissed from the indictment. Four of the defendants have been dismissed from the case and two defendants were severed from the case and their cases were transferred to Tampa, Florida. In addition, Mr. Singer has entered into a Deferred Prosecution Agreement with the United States pursuant to which all charges were dismissed against Mr. Singer on July 26, 2010. The trial of John Kang and John Sessions, former officers of Medical Manager Health Systems, began on January 19, 2010 and on March 1, 2010 both men were found guilty by the jury; however, the Court set the verdict aside on May 27, 2010 and entered a judgment of acquittal. The government entered a notice of appeal with respect to the Court’s order and such appeal is pending. The trial of the remaining two defendants was scheduled to begin on October 4, 2010; however, on July 9, 2010 the Court in Tampa placed the case against those defendants on hold pending resolution of the appeal of the South Carolina ruling.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Directors & Officers Liability Insurance Coverage Litigation

On July 23, 2007, HLTH commenced litigation (the “Coverage Litigation”) in the Court of Chancery of the State of Delaware in and for New Castle County against ten insurance companies in which HLTH was seeking to compel the defendant companies (collectively, the “Defendants”) to honor their obligations under certain directors and officers liability insurance policies (the “Policies”). WebMD succeeded to HLTH as plaintiff in this action as a result of the Merger. HLTH was seeking an order requiring the Defendants to advance and/or reimburse expenses that HLTH had incurred and expected to continue to incur for the advancement of the reasonable defense costs of initially ten, and now four, former officers and directors of HLTH’s former EPS subsidiary who were indicted in connection with the Investigation described above in this Note 10 (the “Investigation”).

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On September 9, 2008 and February 4, 2009, respectively, the eighth and ninth level carriers of the Synetic Policies notified HLTH that they believe that they were not bound by the Court’s July 31, 2008 order regarding the duty of the Synetic carriers to advance and reimburse defense costs. This resulted in HLTH making a motion to the Court on February 23, 2009 to require such eighth and ninth level carriers to advance and reimburse defense costs. HLTH later settled with the eighth level carrier. Under the terms of the settlement such carrier has paid, in full and final settlement, an agreed-upon percentage of the policy amount against each payment of defense costs made by the Company as such policy was implicated. On April 15, 2009, the ninth level carrier made a cross-motion for summary judgment claiming that, in light of a policy endorsement applicable only to the ninth level carrier, because of the time period during which the conspiracy charged in the Second Superseding Indictment is alleged to have taken place, the Synetic Policy issued by such carrier does not cover HLTH’s indemnification obligations. HLTH believed that such carrier’s motion was without merit and responded to the motion. On July 15, 2009, the Court granted summary judgment in favor of the ninth level carrier and unless and until the Company successfully appeals such decision, the ninth level carrier is not liable to pay any portion of the $10,000 total coverage of its policy with respect to the Company’s indemnification obligations. As of June 30, 2010, $84,200 has been paid by insurance companies representing the EPS Policies and the Synetic Policies through a combination of payment under the terms of the Policies, payment under reservation of rights or through settlement. Of this amount, $62,800 represents the portion received through settlement.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Roger H. Kaye and Roger H. Kaye, MD PC v. WebMD, LLC, et al.

In December 2009, a lawsuit was filed by Dr. Roger H. Kaye (and Roger H. Kaye MD PC) individually, and as an alleged class action, under the Telephone Consumer Protection Act (the “TCPA”) and under a similar Connecticut statute, in the U.S. District Court for the District of Connecticut against subsidiaries of the Company. The lawsuit claims that faxes allegedly sent during the period August 1, 2006 to the present by subsidiaries of the Company and by The Little Blue Book business that the Company sold in September 2009 were sent in violation of the TCPA and the Connecticut statute. With respect to the TCPA claims, the lawsuit seeks statutory damages in excess of $5,000 for each of two classes of plaintiffs, and a trebling of those damages. With respect to the claims under the Connecticut statute, under which trebling is unavailable, the lawsuit additionally seeks an undetermined amount of damages. In April 2010, Plaintiffs filed an amended complaint making substantially the same claims as were asserted in the original complaint. The Company’s subsidiaries have filed their answer as well as a motion to dismiss the action with prejudice on the grounds that the Court lacks subject matter jurisdiction and also filed a motion to stay discovery, which was granted pending resolution of the motion to dismiss. On July 8, 2010, the Court denied the motion to dismiss and ordered that class-related discovery should proceed, while continuing a stay of full merits discovery. The Court has further ordered the parties to submit a joint class-related discovery plan and schedule by August 23, 2010, targeted toward determining whether the case should proceed as a class action. The Company intends to vigorously defend this action.

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

The 2005 Long-Term Incentive Plan (as amended, the “2005 Plan”) is the only plan under which future grants can be made. The maximum number of shares of the Company’s common stock that may be subject to awards under the 2005 Plan was 15,600,000 as of June 30, 2010, subject to adjustment in accordance with the

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terms of the 2005 Plan. The Company had an aggregate of 1,509,160 shares of common stock available for future grants under the 2005 Plan at June 30, 2010.

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

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Shares	per Share	(In Years)	Value(1)

Outstanding at January 1, 2010	22,428,953	$29.67
Granted	1,620,250	45.33
Exercised	(8,206,352)	28.77
Cancelled	(1,812,890)	60.43

Outstanding at June 30, 2010	14,029,961	$28.02	7.0	$260,982

Vested and exercisable at the end of the period	6,915,860	$25.65	5.2	$145,350

(1)	The aggregate intrinsic value is based on the market price of the Company’s common stock on June 30, 2010, which was $46.43, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on June 30, 2010.

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

	Six Months Ended June 30,
	2010	2009

Expected dividend yield	0.0%	0.0%
Expected volatility	0.35	0.38-.057
Risk-free interest rate	1.47%	1.42%
Expected term (years)	3.5	3.5
Weighted average fair value of options granted during the period	$11.56	$8.93

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

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Balance as of January 1, 2010	1,106,124	$27.51
Granted	262,275	46.48
Vested	(144,276)	25.53
Forfeited	(14,106)	24.60

Balance as of June 30, 2010	1,210,017	$31.89

Proceeds received from the exercise of stock options were $19,890 and $48,114 for the three and six months ended June 30, 2010, respectively, and $11,187 and $18,591 for the three and six months ended June 30, 2009, respectively. Additionally, the Company made payments of $17,279 and $39,728 for the three and six months ended June 30, 2010, respectively, and $34 and $397 for the three and six months ended June 30, 2009, respectively, related to employee withholding taxes that were satisfied by withholding shares of common stock of equal value, in connection with the exercise of certain stock options and the vesting of restricted stock. The proceeds and payments described above are reflected within cash flows from financing activities within the accompanying consolidated statements of cash flows.

The intrinsic value related to stock options that were exercised, combined with the fair value of shares of restricted stock that vested, was $40,450 and $132,701 for the three and six months ended June 30, 2010, respectively, and $4,303 and $7,892 for the three and six months ended June 30, 2009, respectively.

Other

The Company issues shares of its common stock to each WebMD non-employee director with a value equal to their annual board and committee retainers. During 2009, the Company issued the shares on the date of the Merger, October 23, 2009. The Company recorded stock-based compensation expense of $94 and $186 for the three and six months ended June 30, 2010, respectively and $85 and $170 for the three and six months ended June 30, 2009, respectively, in connection with these issuances.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Plans:
Stock options	$4,779	$6,932	$10,514	$13,548
Restricted stock	2,022	2,601	3,980	5,368
Other	163	104	307	192

Total stock-based compensation expense	$6,964	$9,637	$14,801	$19,108

Included in:
Cost of operations	$1,475	$1,555	$3,264	$3,178
Sales and marketing	1,689	2,001	3,882	3,551
General and administrative	3,800	5,856	7,655	11,837

Consolidated income from continuing operations	6,964	9,412	14,801	18,566
Consolidated income from discontinued operations	—	225	—	542

Total stock-based compensation expense	$6,964	$9,637	$14,801	$19,108

As of June 30, 2010, approximately $77,500 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 3.1 years, related to the Plans.

Tax benefits attributable to stock-based compensation represented approximately 39% of stock-based compensation expense for all periods presented.

12.	Other Income (Expense), Net

Other income (expense), net consists of the following items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Transition service fees(a)	$—	$6	$—	$70
Reduction of tax contingencies(b)	178	245	356	490
Legal expense(c)	(79)	(803)	(555)	(1,381)

Other income (expense), net	$99	$(552)	$(199)	$(821)

(a)	Represents the net fees received from ViPS and EBSCo (businesses previously sold by the Company) in relation to their respective transition services agreements.

(b)	Represents the reduction of certain sales and use tax contingencies resulting from the expiration of various statutes.

(c)	Represents the costs and expenses incurred by the Company related to the investigation by the United States Attorney for the District of South Carolina and the SEC and the related Coverage Litigation.

13.	Subsequent Event

On August 5, 2010, the Company announced its intention to commence a tender offer to purchase up to 3,000,000 shares of its common stock at a price of $50.00 per share. The Company would use cash of $150,000 if all 3,000,000 shares are tendered at a price of $50.00 per share.

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

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and is intended to provide an understanding of our results of operations, financial condition and changes in financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of our company, background information on certain trends, transactions and other developments affecting our company and a discussion of how seasonal factors may impact the timing of our revenue.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective and often complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (which we refer to as the SEC).

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

•	Results of Operations and Supplemental Financial and Operating Information. These sections provide our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on a consolidated basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of June 30, 2010.

•	Factors That May Affect Our Future Financial Condition or Results of Operations. This section describes circumstances or events that could have a negative effect on our financial condition or results of operations, or that could change, for the worse, existing trends in some or all of our businesses. The factors discussed in this section are in addition to factors that may be described elsewhere in this Quarterly Report.

In this MD&A, dollar amounts are in thousands, unless otherwise noted.

Introduction

Our Company

We are a leading provider of health information services to consumers, physicians and other healthcare professionals, employers and health plans through our public and private online portals, mobile applications and health-focused publications. Our public portals for consumers enable them to obtain health and wellness information (including information on specific diseases or conditions), check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest and participate in online communities with peers and experts. Our public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (which we refer to as CME) credit and communicate with peers. We generate revenue from our public portals primarily through the sale of advertising and sponsorship products, including CME services. We also provide mobile health information applications for use by consumers and physicians. We also provide e-detailing promotion and physician recruitment services, information services and provide print services including the publication of WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms. The sponsors and advertisers of our public portals include pharmaceutical, biotechnology, medical device and consumer products companies. Our private portals enable employers and health plans to provide their employees and members with access to personalized health and benefit information and decision-support technology that helps them to make more informed benefit, treatment and provider decisions. In addition, we offer clients of our private portals telephonic health coaching services on a per participant basis across an employee or plan population. We generate revenue from our private portals through the licensing of these portals and related services to employers and health plans either directly or through distributors.

Background Information on Certain Trends Influencing the Use of Our Services

Several key trends in the healthcare and Internet industries are influencing the use of healthcare information services of the types we provide or are developing. Those trends are described briefly below:

•	Use of the Internet by Consumers and Physicians. The Internet has emerged as a major communications medium and has already fundamentally changed many sectors of the economy, including the marketing and sales of financial services, travel, and entertainment, among others. The Internet is also changing the healthcare industry and has transformed how consumers and physicians find and utilize healthcare information.

—	Healthcare consumers increasingly seek to educate themselves online about their healthcare related issues, motivated in part by the continued availability of new treatment options and in part by the larger share of healthcare costs they are being asked to bear due to changes in the benefit designs being offered by health plans and employers. The Internet has fundamentally changed the way consumers obtain health and wellness information, enabling them to have immediate access to searchable information and dynamic interactive content to check symptoms, assess risks, understand diseases, find providers and evaluate treatment options. According to a study of health information technology by the National Center for Health Statistics of the Centers for Disease Control and Prevention (or CDC), approximately 51% of United States adults aged 18-64 had used the Internet to look up health information during the prior 12 months, based on a survey conducted in the first half of 2009. According to a June 2009 study by the Pew Internet & American Life Project, 61% of U.S. adults have searched for health information on the Internet (compared to 25% in a similar study in 2000) and approximately 37% of U.S. adults have accessed social media related to health.

—	The Internet has also become a primary source of information for physicians seeking to improve clinical practice and is growing relative to traditional information sources, such as conferences, meetings and offline journals.

•	Increased Online Marketing and Education Spending for Healthcare Products. Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating consumers and physicians about them; however, only a small portion is currently spent on online services. We believe that these companies, which comprise the majority of the advertisers and sponsors of our public portals, are becoming increasingly aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians, and this increasing awareness will result in increasing demand for our services. However, notwithstanding our general expectation for increased demand, our advertising and sponsorship revenue may vary significantly from quarter to quarter due to a number of factors, including general economic and regulatory conditions and the following:

—	The majority of our advertising and sponsorship contracts are for terms of approximately four to twelve months. We have relatively few longer term advertising and sponsorship contracts.

—	The time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program

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

•	Use of Health and Benefits Management Applications. In a healthcare market where a greater share of the responsibility for healthcare costs and decision-making has been shifting to consumers, use of information technology (including personal health records) to assist consumers in making informed decisions about healthcare has also increased. We believe that through our WebMD Health and Benefits Manager tools, including our personal health record application, we are well positioned to play a role in this environment. However, our strategy depends, in part, on increasing usage of our private portal services by our employer and health plan clients’ employees and members and being able to demonstrate a sufficient return on investment and other benefits for our private portals clients from those services. Increasing usage of our private portal services requires us to continue to develop new and updated applications, features and services. In addition, we face competition in the area of healthcare decision-support tools and online health management applications and health information services. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do, and may be better known than we are. We also expect that, for clients and potential clients that have been adversely affected by general economic conditions, we may continue to experience some reductions in initial contracts, contract expansions and contract renewals for our private portal services, as well as reductions in the size of existing contracts.

•	Developments in Social Media and Other Internet Applications. In the past several years, video and multimedia applications have become an increasingly important part of what users expect from Internet sites. In addition, consumers are increasingly using the Internet to access social media as a means to communicate and exchange information, including regarding health and wellness. Similarly, physicians and other healthcare professionals are increasingly participating in condition or topic specific community groups and other interactive applications. Consumers and healthcare professionals are also increasingly using handheld devices to access the Internet, with physicians increasingly using handheld devices in diagnosis and treatment at the point of care. We have invested and intend to continue to invest in software and systems that allow us to meet the demands of our users and sponsors, including customized content management and publishing technology to deliver interactive content, multimedia programming and personalized health applications that engage our users. The following are some of our recent and current initiatives to improve the user experience on our Web sites, expand our services and increase our user base:

—	Physician Connect, our social networking platform for physicians, allows them to exchange information online on a range of topics, including patient care, drug information, healthcare-related legislation and practice management. Physicians can also create polls to elicit tailored, constructive feedback from other physicians. We also offer third parties the opportunity to sponsor Physician Connect discussions and polls so that they can gain insights into physicians’ perspectives and areas of interest. By the end of 2009, Physician Connect had attracted more than 120,000 physician members. Medscape from WebMD also offers a variety of sponsored and unsponsored blogs where healthcare professionals can share their thoughts and opinions with the Medscape from WebMD community.

—	In March 2010, we launched The WebMD Community, a social networking initiative that gives consumers the ability to connect with health experts and with other WebMD members to exchange information, experiences and support. The WebMD Community is being integrated throughout each of the core content areas of WebMD.com, giving members the ability to safely and easily connect with others on topics that are most relevant to them. In addition to expert-led communities, members are empowered to create their own communities and to exchange information with other users. The WebMD Community also enables third party sponsors to create branded experiences and to host consumer discussions on specific health and wellness topics most important to them.

—	Medscape Mobile is a free medical application for physicians that includes Medscape’s specialty-specific news, comprehensive drug information and clinical reference tools. Medscape Mobile also includes CME activities organized by specialty and designed for use on a mobile device. Medscape Mobile was launched for iPhone® and iPod touch® users in 2009. In April 2010, Medscape Mobile was launched on the Blackberry® platform. Medscape Mobile has attracted over 400,000 users to date.

—	WebMD Mobile is a free consumer application that allows consumers to access certain WebMD tools on an iPhone, including Symptom Checker, First Aid, and Pill Identifier applications, as well as other health information. It has been downloaded nearly two million times since launch and is the leading free health application in the iTunes Store. During the second quarter of 2010, we launched WebMD Mobile for the iPad® and it has been downloaded over 400,000 times to date.

—	We are pursuing opportunities to expand the reach of our brands outside the United States. In October 2009, we launched our first major consumer portal outside the United States in partnership with Boots, the UK’s leading pharmacy-led health and beauty retailer.

•	Healthcare Reform Legislation. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (which we refer to as the Reform Legislation), was signed into law in March 2010. The Reform Legislation makes extensive changes to the current system of healthcare insurance and benefits. In general, the Reform Legislation seeks to reduce healthcare costs and decrease the number of uninsured legal U.S. residents by, among other things, requiring individuals to carry, and certain employers to offer health insurance or be subject to penalties. The Reform Legislation also imposes new regulations on health insurers, including guaranteed coverage requirements, prohibitions on certain annual and all lifetime limits on amounts paid on behalf of or to plan members, increased restrictions on rescinding coverage, establishment of minimum medical loss ratio requirements, a requirement to cover preventive services on a first dollar basis, the establishment of state insurance exchanges and essential benefit packages, and greater limitations on how health insurers price certain of their products. The Reform Legislation also contains provisions that will affect the revenues and profits of pharmaceutical and medical device companies, including new taxes on certain sales of their products. Many of the provisions of the Reform Legislation that expand insurance coverage will not become effective until 2014 and many provisions require implementing regulations and interpretive guidance to be issued before they will be fully implemented. In addition, it is difficult to foresee how individuals and businesses will respond to the choices available to them under the Reform Legislation. Furthermore, the Reform Legislation will result in future state legislative and regulatory changes, which we are unable to predict at this time, in order for states to comply with certain provisions of the Reform Legislation and to participate in grants and other incentive opportunities. In addition, several states have filed lawsuits challenging the constitutionality of certain provisions of the Reform Legislation. Accordingly, while we do not currently anticipate any significant adverse effects on WebMD as a direct result of application of the Reform Legislation to our businesses or on our company in its capacity as an employer, we are unable to predict what the indirect impacts of the Reform Legislation will be on WebMD’s businesses through its effects on other healthcare industry participants, including pharmaceutical and medical device companies that are advertisers and sponsors of our public portals and employers and health plans that are clients of our private portals. However, we believe that certain aspects of the Reform Legislation and future implementing regulations that seek to reduce healthcare costs may create opportunities for WebMD, including with respect to our personal health record applications and health and benefits decision-support tools and, more generally, with respect to our capabilities in providing health and wellness information and education. We cannot yet determine the scope of any such opportunities or what competition we may face in our efforts to pursue such opportunities.

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

The applicable accounting treatment for the Merger resulted in HLTH being considered the acquiring entity of the WebMD non-controlling interest. Accordingly, the pre-acquisition consolidated financial statements of HLTH became the historical financial statements of WebMD following the completion of the Merger, adjusted as described in the next paragraph. Accordingly, in this MD&A, “WebMD” (or the use of “we,” “our,” or similar words) refers not only to WebMD itself but also, where the context requires, to HLTH. The specific names of HLTH and WebMD are used only where there is a need to distinguish between the legal entities. In addition, all references in this MD&A to amounts of shares of HLTH common stock and to market prices or purchase prices for HLTH common stock have been adjusted to reflect the 0.4444 exchange ratio in the Merger (which we refer to as the Exchange Ratio) and are expressed as the number of shares of WebMD common stock into which the HLTH common stock would be converted in the Merger and the equivalent price per share of WebMD common stock. Similarly, the exercise price of options and warrants to purchase HLTH common stock and the number of shares subject to those options and warrants have been adjusted to reflect the Exchange Ratio.

In our financial statements for the three and six months ended June 30, 2009 included in this Quarterly Report: the weighted-average shares outstanding used in computing income (loss) per common share for the three and six months ended June 30, 2009 have been adjusted by multiplying the historical weighted-average shares outstanding for HLTH by the Exchange Ratio; and basic and diluted income (loss) per common share have been recalculated to reflect the adjusted weighted-average shares.

Repurchase and Conversion of Convertible Notes.  During the three and six months ended June 30, 2010, we repurchased $32,446 principal amount of our 1.75% Convertible Subordinated Notes Due 2023 (which we refer to as the 1.75% Notes) for $42,107 in cash and the holders of the 1.75% Notes converted

$232,137 principal amount into 6,703,129 shares of WebMD common stock. The majority of these conversions occurred following a Notice of Redemption that we delivered in May 2010. Also during the three and six months ended June 30, 2010, we repurchased $12,869 and $32,176 principal amount of our 3 1/8% Convertible Notes due 2025 (which we refer to as the 3 1/8% Notes) for $16,690 and $39,255 in cash, respectively, and the holders of the 3 1/8% Notes converted $12,700 and $96,627 principal amount into 362,586 and 2,758,715 shares of WebMD common stock, respectively. We recognized an aggregate pre-tax loss of $11,011 and $14,738 related to the repurchase of the 1.75% Notes and the repurchase and conversions of the 3 1/8% Notes during the three and six months ended June 30, 2010, respectively. The loss includes the expensing of remaining deferred issuance costs outstanding related to the repurchased and converted notes.

As a result of the conversion and repurchase activity described above, as of June 30, 2010, the only convertibles notes that remained outstanding were $121,497 principal amount of the 3 1/8% Notes, which were convertible into approximately 3.5 million shares of WebMD common stock.

Tender Offers.  On April 8, 2010, we completed a tender offer for our common stock and repurchased 5,172,204 shares at a price of $46.80 per share. In this MD&A, we refer to this tender offer as the 2010 Tender Offer. The total cost of the 2010 Tender Offer was $242,795, which includes $736 of costs directly attributable to the purchase. On December 10, 2009, we completed a tender offer for our common stock and repurchased 6,339,227 shares at a price of $37.00 per share. In this MD&A, we refer to this tender offer as the 2009 Tender Offer (and, together with the 2010 Tender Offer, as the Tender Offers). The total cost of the 2009 Tender Offer was $235,220, which includes $670 of costs directly attributable to the purchase. The Tender Offers represented an opportunity for WebMD to return capital to stockholders who elected to tender their shares of WebMD common stock, while stockholders who chose not to participate in the Tender Offers automatically increased their relative percentage interest in our company at no additional cost to them.

Additionally, on August 5, 2010, we announced our intention to commence another tender offer to purchase up to 3 million shares of our common stock at a price of $50.00 per share. We expect to complete this tender offer by September 2010, subject to a number of terms and conditions.

Sale of Porex; Senior Secured Notes.  SNTC Holding, Inc., a wholly-owned subsidiary of our company, entered into a stock purchase agreement, dated as of September 17, 2009, for the sale of our Porex business (which we refer to as Porex) for which we received $74,378 in cash at closing, received $67,500 in senior secured notes (which we refer to as the Senior Secured Notes) and incurred approximately $4,900 of transaction expenses. The sale was completed on October 19, 2009. During the three months ended March 31, 2010, we also paid $1,430 to Porex related to the finalization of a customary working capital adjustment. On April 1, 2010, we sold the Senior Secured Notes to their issuer for $65,475 (which represented 97% of the aggregate principal amount) plus accrued interest through that date. We recognized a pre-tax gain of $1,362 related to the sale of the Senior Secured Notes during the three months ended June 30, 2010.

Auction Rate Securities.  Effective April 20, 2010, we entered into an agreement pursuant to which we sold our holdings of auction rate securities (which we refer to as ARS), for an aggregate of $286,399. Under the terms of the agreement, we retained the right (which we refer to as the Repurchase Right), for a period of two years from the date of the agreement: (a) to repurchase from the purchaser the same principal amount of any or all of the various series of ARS sold at the agreed upon purchase prices received on April 20, 2010; and (b) to receive from the purchaser additional proceeds upon certain redemptions of the various series of ARS sold. As a result, during the three months ended March 31, 2010, we recorded a charge of $28,848, representing the difference between the adjusted cost basis of our ARS holdings and the proceeds received on April 20, 2010, which includes an offsetting amount of $660 related to the initial value of the Repurchase Right. Additionally, during the three months ended June 30, 2010, we recorded an additional gain of $369 related to an increase in the value of the Repurchase Right and realized $354 related to the receipt of additional proceeds of certain redemptions of the ARS we sold in connection with the Repurchase Right.

Directors & Officers Liability Insurance Coverage Litigation.  On July 23, 2007, HLTH commenced litigation (which we refer to as the Coverage Litigation) in the Court of Chancery of the State of Delaware in and for New Castle County against ten insurance companies in which HLTH was seeking to compel the defendant companies (which we refer to collectively as the Defendants) to honor their obligations under certain directors and officers liability insurance policies (which we refer to as the Policies). WebMD succeeded to HLTH as plaintiff in this action as a result of the Merger. HLTH was seeking an order requiring the Defendants to advance and/or reimburse expenses that HLTH has incurred and expected to continue to incur for the advancement of the reasonable defense costs of initially ten, and now four, former officers and directors of HLTH’s former EPS subsidiary who were indicted in connection with the investigation by United States Attorney for the District of South Carolina (which we refer to as the Investigation) described in Note 10, “Commitments and Contingencies” located in the Notes to the consolidated financial statements included in this Quarterly Report.

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

On September 9, 2008 and February 4, 2009, respectively, the eighth and ninth level carriers of the Synetic Policies notified HLTH that they believe that they were not bound by the Court’s July 31, 2008 order regarding the duty of the Synetic carriers to advance and reimburse defense costs. This resulted in HLTH making a motion to the Court on February 23, 2009 to require such eighth and ninth level carriers to advance and reimburse defense costs. HLTH later settled with the eighth level carrier. Under the terms of the settlement such carrier has paid, in full and final settlement, an agreed-upon percentage of the policy amount against each payment of defense costs made by us as such policy was implicated. On April 15, 2009, the ninth level carrier made a cross-motion for summary judgment claiming that, in light of a policy endorsement applicable only to the ninth level carrier, because of the time period during which the conspiracy charged in the Second Superseding Indictment is alleged to have taken place, the Synetic Policy issued by such carrier does not cover HLTH’s indemnification obligations. HLTH believed that such carrier’s motion was without merit and responded to the motion. On July 15, 2009, the Court granted summary judgment in favor of the ninth level carrier and unless and until we successfully appeal such decision, the ninth level carrier is not liable to pay any portion of the $10,000 total coverage of its policy with respect to our indemnification obligations. As of June 30, 2010, $84,200 has been paid by insurance companies representing the EPS Policies and the Synetic

Policies through a combination of payment under the terms of the Policies, payment under reservation of rights or through settlement. Of this amount, $62,800 represents the portion received through settlement.

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

Indemnification Obligations to Former Officers and Directors of EPS.  HLTH has certain indemnity obligations to advance amounts for reasonable defense costs for initially ten, and now four, former officers and directors of EPS, who were indicted in connection with the Investigation. In connection with the sale of EPS, HLTH agreed to indemnify Sage Software relating to these indemnity obligations and we also assumed that obligation in the Merger. During 2007, based on information available at that time, we determined a reasonable estimate of the range of probable costs with respect to our indemnification obligation and accordingly, recorded an aggregate pre-tax charge of $73,347, which represented our estimate of the low end of the probable range of costs related to this matter. We reserved the low end of the probable range of costs because no estimate within the range was a better estimate than any other amount. That estimate included assumptions as to the duration of the trial and pre-trial periods, and the defense costs to be incurred during these periods. During 2008 and 2009, we updated the estimated range of our indemnification obligation based on new information received during those periods, and as a result, recorded additional pre-tax charges of $29,078 and $14,367, respectively. As described in more detail above, two of the former officers and directors of EPS were found guilty however the Court set the verdict aside on May 27, 2010 and entered a judgment of acquittal. The government entered a notice of appeal with respect to the Court’s order and such appeal is pending. Two other former officers of EPS are awaiting trial in Tampa, Florida, which was scheduled to begin on October 4, 2010; however, on July 9, 2010 the Court in Tampa placed the case against those defendants on hold pending resolution of the appeal of the South Carolina ruling. As of June 30, 2010, the remaining accrual with respect to the costs for these matters was $9,852 and is included within liabilities of discontinued operations on the accompanying consolidated balance sheet. The ultimate outcome of this matter is still uncertain and, accordingly, the amount of cost we may ultimately incur could be substantially more than the reserve we have currently provided. If the recorded reserves are insufficient to cover the ultimate cost of this matter, we will need to record additional charges to our results of operations in future periods.

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

We evaluate our estimates on an ongoing basis, including those related to revenue recognition, the allowance for doubtful accounts, the carrying value of long-lived assets (including goodwill and indefinite lived intangible assets), the amortization period of long-lived assets (excluding goodwill and indefinite lived intangible assets), the carrying value, capitalization and amortization of software and Web site development costs, the carrying value of investments, the provision for income taxes and related deferred tax accounts, certain accrued liabilities, contingencies, litigation and related legal accruals and the value attributed to employee stock options and other stock-based awards.

We believe the following reflects our critical accounting policies and our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue Recognition. Revenue from advertising is recognized as advertisements are delivered or as publications are distributed. Revenue from sponsorship arrangements, information services and licenses of healthcare management tools and private portals as well as related health coaching services, are recognized ratably over the term of the applicable agreement. Revenue from the sponsorship of CME is recognized over the period we substantially complete our contractual deliverables as determined by the applicable agreements. When contractual arrangements contain multiple elements, revenue is allocated to each element based on its relative fair value determined using prices charged when elements are sold separately. In certain instances where fair value does not exist for all the elements, the amount of revenue allocated to the delivered elements equals the total consideration less the fair value of the undelivered elements. In instances where fair value does not exist for the undelivered elements, revenue is recognized when the last element is delivered.

•	Long-Lived Assets. Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on fair value using exit price and market participant view, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill and indefinite lived intangible assets, are amortized over their estimated useful

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

Our ARS have been classified as Level 3 assets as their valuation, including the portion of their valuation attributable to credit losses, requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. If different assumptions had been used for the various inputs to the valuation approach including, but not limited to, assumptions involving the estimated lives of the ARS holdings, the estimated cash flows over those estimated lives, and the estimated discount rates applied to those cash flows, the estimated fair value of these investments in prior periods could have been significantly higher or lower than the fair value we determined.

•	Stock-Based Compensation. Effective January 1, 2006, we adopted authoritative guidance which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in this model are expected dividend yield, expected volatility, risk-free interest rate and expected term. Unvested stock options and restricted stock awards that were granted prior to January 1, 2006 continued to be accounted for using the same grant date fair value and same expense attribution method used under previously issued authoritative guidance, except that all awards are recognized in the results of operations over the remaining vesting periods. As of June 30, 2010, there was approximately $77.5 million of unrecognized stock-based compensation expense (net of estimated forfeitures) related to unvested stock options and restricted stock awards held by employees, which is expected to be recognized over a weighted-average period of approximately 3.1 years, related to our stock-based compensation plans.

•	Deferred Tax Assets. Our deferred tax assets are comprised primarily of net operating loss carryforwards. These net operating loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. A significant portion of our net deferred tax assets, including the portion related to excess tax benefits of stock-based awards, are reserved for by a valuation allowance as required by relevant accounting literature. The remaining portion of our net deferred tax assets are no longer reserved for by a valuation allowance. Management determines the need for a valuation allowance by assessing the probability of realizing deferred tax assets, taking into consideration factors including historical operating results, expectations of future earnings and taxable income. Management will continue to evaluate the need for a valuation allowance in the future.

•	Tax Contingencies. Our tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by tax authorities. These potential exposures result from applications of various statutes, rules, regulations and interpretations. Our estimates of tax contingencies reflect assumptions and judgments about potential actions by taxing jurisdictions. We believe that these assumptions and judgments are reasonable. However, our accruals may change in the future due to new developments in each matter and the ultimate resolution of these matters may be greater or less than the amount that we have accrued. Consistent with our historical financial reporting, we have elected to reflect interest and penalties related to uncertain tax positions as part of the income tax provision.

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

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	$	%	$	%	$	%	$	%

Revenue	$122,707	100.0	$98,631	100.0	$230,737	100.0	$188,895	100.0
Cost of operations	45,368	37.0	39,229	39.8	88,362	38.3	75,794	40.1
Sales and marketing	29,425	24.0	26,797	27.2	57,832	25.1	54,358	28.8
General and administrative	20,577	16.7	22,003	22.1	39,386	17.1	43,851	23.3
Depreciation and amortization	6,318	5.1	6,956	7.1	13,333	5.8	14,059	7.4
Interest income	420	0.3	1,958	2.0	3,829	1.7	4,220	2.2
Interest expense	3,170	2.6	5,781	5.9	8,309	3.6	12,317	6.5
(Loss) gain on convertible notes	(11,011)	(9.0)	3,473	3.5	(14,738)	(6.4)	10,120	5.4
Gain (loss) on investments	6,002	4.9	—	—	(22,846)	(9.9)	—	—
Other income (expense), net	99	0.1	(552)	(0.6)	(199)	(0.1)	(821)	(0.4)

Income (loss) from continuing operations before income tax provision (benefit)	13,359	10.9	2,744	2.8	(10,439)	(4.5)	2,035	1.1
Income tax provision (benefit)	5,675	4.6	750	0.8	(14,333)	(6.2)	(467)	(0.2)

Consolidated income from continuing operations	7,684	6.3	1,994	2.0	3,894	1.7	2,502	1.3
Consolidated loss from discontinued operations	—	—	(13,284)	(13.4)	—	—	(12,767)	(6.7)

Consolidated net income (loss) inclusive of noncontrolling interest	7,684	6.3	(11,290)	(11.4)	3,894	1.7	(10,265)	(5.4)
Income attributable to noncontrolling interest	—	—	(387)	(0.4)	—	—	(997)	(0.6)

Net income (loss) attributable to Company stockholders	$7,684	6.3	$(11,677)	(11.8)	$3,894	1.7	$(11,262)	(6.0)

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

Our discussions throughout MD&A make references to certain non-cash expenses. The following is a summary of our principal non-cash expenses:

•	Non-cash advertising expense. Expense related to the use of our prepaid advertising inventory that we received from News Corporation in exchange for equity instruments that we issued in connection with an agreement we entered into with News Corporation in 1999 and subsequently amended in 2000. This non-cash advertising expense is included in sales and marketing expense as we use the asset for promotion of our brand.

•	Non-cash stock-based compensation expense. Expense related to the awards of all share-based payments to employees and non-employee directors, such as grants of employee stock options and restricted stock. Non-cash stock-based compensation expense is reflected in the same expense captions as the related salary cost of the respective employee.

The following table is a summary of our non-cash expenses included in the respective statements of operations captions.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Advertising expense included in:
Sales and marketing	$—	$—	$—	$1,753

Stock-based compensation expense included in:
Cost of operations	$1,475	$1,555	$3,264	$3,178
Sales and marketing	1,689	2,001	3,882	3,551
General and administrative	3,800	5,856	7,655	11,837

Income from continuing operations	$6,964	$9,412	$14,801	$18,566

The following discussion is a comparison of our results of operations on a consolidated basis for the three and six months ended June 30, 2010 and 2009.

Revenue

Our total revenue increased 24.4% and 22.2% to $122,707 and $230,737 in the three and six months ended June 30, 2010, respectively, from $98,631 and $188,895 during the same periods last year. This increase is primarily due to higher revenue from our public portals. A more detailed discussion regarding changes in revenue is included below under “— Supplemental Financial and Operating Information.”

Costs and Expenses

Cost of Operations.  Cost of operations increased to $45,368 and $88,362 in the three and six months ended June 30, 2010, respectively, from $39,229 and $75,794 during the same periods last year. As a percentage of revenue, cost of operations was 37.0% and 38.3% in the three and six months ended June 30, 2010, compared to 39.8% and 40.1% in the same periods last year. Included in cost of operations was non-

cash expense related to stock-based compensation of $1,475 and $3,264 during the three and six months ended June 30, 2010, respectively, compared to $1,555 and $3,178 during the same periods last year. Cost of operations excluding such non-cash expense was $43,893 and $85,098 in the three and six months ended June 30, 2010, respectively, or 35.8% and 36.9% of revenue, compared to $37,674 and $72,616, or 38.2% and 38.4% of revenue during the same periods last year. The increase in absolute dollars during the three and six months ended June 30, 2010 compared to the prior year periods was primarily attributable to an increase of approximately $4,700 and $8,000 of Website operations expense associated with the delivery of our advertising and sponsorship arrangements and increased traffic to our Websites, and an increase of approximately $1,000 and $3,400 in development and distribution expense.

Sales and Marketing.  Sales and marketing expense increased to $29,425 and $57,832 in the three and six months ended June 30, 2010, respectively, from $26,797 and $54,358 during the same periods last year. As a percentage of revenue, sales and marketing expense was 24.0% and 25.1% in the three and six months ended June 30, 2010, compared to 27.2% and 28.8% in the same periods last year. Included in sales and marketing expense were non-cash expenses related to advertising of $1,753 in the six months ended June 30, 2009, and stock-based compensation of $1,689 and $3,882 during the three and six months ended June 30, 2010, respectively, compared to $2,001 and $3,551 during the same periods last year. Sales and marketing expense, excluding such non-cash expenses, was $27,736 and $53,950 in the three and six months ended June 30, 2010, respectively, or 22.6% and 23.4% of revenue, compared to $24,796 and $49,054, or 25.1% and 26.0% of revenue during the same periods last year. The increase in absolute dollars was primarily attributable to an increase in compensation related costs due to increased staffing.

General and Administrative.  General and administrative expense decreased to $20,577 and $39,386 in the three and six months ended June 30, 2010, respectively, from $22,003 and $43,851 during the same periods last year. As a percentage of revenue, general and administrative expense was 16.7% and 17.1% in the three and six months ended June 30, 2010, compared to 22.1% and 23.3% in the same periods last year. Included in general and administrative expense was non-cash stock-based compensation expense of $3,800 and $7,655 during the three and six months ended June 30, 2010, respectively, compared to $5,856 and $11,837 during the same periods last year. The decrease in non-cash stock-based compensation expense was primarily due to certain stock options and restricted stock awards becoming fully vested during 2009, for which there was no comparable expense in 2010. General and administrative expense, excluding such non-cash expense, was $16,777 and $31,731 in the three and six months ended June 30, 2010, respectively, or 13.7% and 13.8% of revenue, compared to $16,147 and $32,014, or 16.4% and 16.9% of revenue during the same periods last year. General and administrative expenses excluding non-cash expenses, in absolute dollars, remained generally consistent for the three and six months ended June 30, 2010 compared to the prior year periods and general and administrative expense as a percentage of revenue was slightly lower for the three and six months ended June 30, 2010 compared to the prior year periods as we were able to increase our revenue without incurring a proportional increase in general and administrative expense.

Depreciation and Amortization.  Depreciation and amortization expense was $6,318 and $13,333 in the three and six months ended June 30, 2010, respectively, compared to $6,956 and $14,059 during the same period last year. The decrease over the prior year period was due to lower amortization expense of $905 and $1,586 during the three and six months ended June 30, 2010, respectively, resulting from certain intangible assets becoming fully amortized, which was partially offset by an increase in depreciation expense of $267 and $860 during the three and six months ended June 30, 2010, respectively, relating to capital expenditures in 2010 and 2009.

Interest Income.  Interest income decreased to $420 and $3,829 in the three and six months ended June 30, 2010, respectively, from $1,958 and $4,220 in the same periods last year. The decrease resulted from the sale of our investments in auction rate securities in April 2010 and a decrease in the average interest rate of our investments partially offset by the interest on the Senior Secured Notes that we received during the three months ended March 31, 2010 for which there was no prior year comparable amount.

Interest Expense.  Interest expense was $3,170 and $8,309 in the three and six months ended June 30, 2010, respectively, compared to $5,781 and $12,317 in the same periods last year. Interest expense in the three and six months ended June 30, 2010 included non-cash interest expense of $1,795 and $4,172, respectively, and $2,511 and $5,310 in the prior year periods related to the amortization of the debt discount for our 3 1/8% Notes and the amortization of the debt issuance costs for both our 3 1/8% Notes and our 1.75% Notes. The decrease in interest expense is a result of lower debt outstanding during 2010 when compared to 2009 due to the repurchases and conversions of our convertible debt over these periods.

(Loss) Gain on Conversions and Repurchases of Convertible Notes.  During the three and six months ended June 30, 2010, we repurchased $32,446 principal amount of our 1.75% Notes. Additionally, during the three and six months ended June 30, 2010, we repurchased $12,869 and $32,176 principal amount of our 3 1/8% Notes and the holders of the 3 1/8% Notes converted $12,700 and $96,627 principal amount into shares of our common stock, respectively. As a result of these repurchases and conversions, we recognized a net loss of $11,011 and $14,738 during the three and six months ended June 30, 2010, respectively.

During the three and six months ended June 30, 2009, we repurchased $8,900 and $85,417 principal amount of our 1.75% Convertible Notes for $8,500 and $80,123, respectively, and we repurchased $31,700 and $49,700 principal amount of our 3 1/8% Convertible Notes for $28,689 and $43,734, respectively. We recognized a net gain on the repurchase of these notes of $3,473 and $10,120 during the three and six months ended June 30, 2009, respectively.

Gain (Loss) on Investments.  On April 20, 2010, we sold our holdings of ARS for an aggregate of $286,399. As a result, during the three months ended March 31, 2010, we recorded a charge of $28,848, representing the difference between the adjusted cost basis of our ARS holdings and the proceeds received on April 20, 2010, which includes an offsetting amount of $660 related to the initial value of the Repurchase Right. During the three months ended June 30, 2010, we recorded gains of $6,002 related to the sale of our remaining equity investments, the sale of our Senior Secured Notes and adjustments in the value of our Repurchase Right. There were no comparable amounts in the prior year periods.

Other Income (Expense), Net.  Other income (expense), net was $99 and $(199) in the three and six months ended June 30, 2010, respectively, compared to $(552) and $(821) in the prior periods. Included in other income (expense), net was $79 and $555 for the three and six months ended June 30, 2010 compared to $803 and $1,381 in the prior periods of external legal costs and expenses we incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC and the related Coverage Litigation. Also included in other income (expense), net for the three and six months ended June 30, 2010 was $178 and $356 compared to $245 and $490 in the prior year periods related to the reversal of certain sales and use tax contingencies resulting from the expiration of various statutes of limitations.

Income Tax (Provision) Benefit.  The income tax provision of $5,675 and benefit of $14,333 for the three and six months ended June 30, 2010, respectively, and income tax provision of $750 and benefit of $467 in the prior year periods represents taxes related to federal, state and other jurisdictions. Included in the income tax benefit during the six months ended June 30, 2010 is a deferred tax benefit of approximately $21,900 primarily related to the reversal of income tax valuation allowance attributable to the sale of our auction rate securities. Additionally, the income tax (provision) benefit during the three and six months ended June 30, 2010 includes a deferred tax benefit of approximately $4,353 and $5,843, respectively, and a deferred tax provision of approximately $1,287 and $3,738 in the prior year periods related to the repurchases and conversions of our convertible notes.

Loss from Discontinued Operations, Net of Tax.  Loss from discontinued operations was $13,284 and $12,767 for the three and six months ended June 30, 2009. Loss from discontinued operations primarily represents a pre-tax charge of $14,367 related to our indemnity obligations to advance amounts for reasonable defense costs for the former officers and directors of HLTH’s former EPS subsidiary, who were indicted in connection with the investigation by the United States Attorney for the District of South Carolina and the SEC. Also included in loss from discontinued operations are the net operating results of our Porex business and the Little Blue Book print directory business.

Income Attributable to Noncontrolling Interest.  Income attributable to noncontrolling interest of $387 and $997 for the three and six months ended June 30, 2009 represents the interest of the former WebMD minority shareholders.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue
Public portal advertising and sponsorship	$100,592	$75,992	$186,849	$143,281
Private portal services	22,115	22,639	43,888	45,614

	$122,707	$98,631	$230,737	$188,895

Earnings before interest, taxes, non-cash and other items (Adjusted EBITDA)	$34,301	$20,021	$59,958	$35,282
Interest, taxes, non-cash and other items
Interest income	420	1,958	3,829	4,220
Interest expense	(3,170)	(5,781)	(8,309)	(12,317)
Income tax (provision) benefit	(5,675)	(750)	14,333	467
Depreciation and amortization	(6,318)	(6,956)	(13,333)	(14,059)
Non-cash stock-based compensation	(6,964)	(9,412)	(14,801)	(18,566)
Non-cash advertising	—	—	—	(1,753)
(Loss) gain on convertible notes	(11,011)	3,473	(14,738)	10,120
Gain (loss) on investments	6,002	—	(22,846)	—
Other income (expense), net	99	(559)	(199)	(892)

Consolidated income from continuing operations	7,684	1,994	3,894	2,502
Consolidated loss from discontinued operations, net of tax	—	(13,284)	—	(12,767)

Consolidated net income (loss) inclusive of noncontrolling interest	7,684	(11,290)	3,894	(10,265)
Income attributable to noncontrolling interest	—	(387)	—	(997)

Net income (loss) attributable to Company stockholders	$7,684	$(11,677)	$3,894	$(11,262)

The following discussion is a comparison of the results of operations for our two groups of revenue and our Adjusted EBITDA for the three and six months ended June 30, 2010 and 2009.

Public Portal Advertising and Sponsorship.  Public portal advertising and sponsorship revenue was $100,592 and $186,849 in the three and six months ended June 30, 2010, respectively, an increase of $24,600 and $43,568 or 32.4% and 30.4% from the prior year periods. The increase in public portal advertising and sponsorship revenue was primarily attributable to an increase in the average size and number of unique sponsored programs on our sites, including both brand sponsorship and educational programs. The number of such programs grew to approximately 850 as of June 30, 2010, compared to approximately 750 as of June 30, 2009. In general, pricing remained relatively stable for our advertising and sponsorship programs and was not a significant source of the revenue increase.

Private Portal Services.  Private portal services revenue was $22,115 and $43,888 in the three and six months ended June 30, 2010, respectively, a decrease of $524 and $1,726 or 2.3% and 3.8% from the prior year periods. The number of companies using our private portal platform was 129 as of June 30, 2010, compared to 137 in the prior year period. The decline in revenue was primarily due to a decline in the number of employees and health plan members of our customers and a reduction in the overall number of customers. In general, pricing remained relatively stable for our private portal services and was not a significant source of the revenue decrease. We also have approximately 130 additional customers who purchase stand-alone decision support services from us.

Adjusted EBITDA.  Adjusted EBITDA increased to $34,301 and $59,958 in the three and six months ended June 30, 2010, respectively from $20,021 and $35,282 in the prior year periods. As a percentage of revenue, Adjusted EBITDA was 28.0% and 26.0% for the three and six months ended June 30, 2010, respectively, compared to 20.3% and 18.7% in the prior year periods. This increase as a percentage of revenue was primarily due to higher revenue, specifically related to the increase in the average size and number of brands and sponsored programs in our public portals, without incurring a proportionate increase in overall expenses.

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

Liquidity and Capital Resources

As of June 30, 2010, we had $534,705 of cash and cash equivalents. Our working capital as of June 30, 2010 was $498,669. Our working capital is affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities from our continuing operations during the six months ended June 30, 2010 was $66,667, which related to consolidated net income of $3,894, adjusted for the losses on investments and convertible notes aggregating $37,584, for the non-cash deferred income tax benefit of $27,729, and other non-cash expenses of $32,019, which include depreciation and amortization expense, non-cash interest expense and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities provided cash flow of $20,899, primarily due to cash provided by an increase in deferred revenue of $14,596 and a decrease in accounts receivable of $13,248 offset by cash used as a result of a decrease in accrued liabilities and other long-term liabilities of $4,801 and an increase in prepaid expenses of $2,144.

Cash provided by operating activities from our continuing operations during the six months ended June 30, 2009 was $37,444, which related to a consolidated net loss of $10,265, adjusted for a loss from discontinued

operations of $12,767, for the non-operating gains on repurchases of convertible notes of $10,120, and for non-cash expenses of $37,325, which include depreciation and amortization expense, non-cash interest expense, non-cash advertising expense, non-cash stock-based compensation expense and deferred income taxes. Additionally, changes in operating assets and liabilities provided cash flow of $7,737, primarily due to a decrease in accounts receivable and an increase in deferred revenue partially offset by a decrease in accrued liabilities and other long-term liabilities.

Cash provided by investing activities from our continuing operations was $351,057 during the six months ended June 30, 2010, compared to cash used by investing activities from our continuing operations of $9,605 in the prior year period. During the six months ended June 30, 2010, we received $362,206 related to sales of available for sale securities compared to $1,100 in the prior year period. The proceeds received during the six months ended June 30, 2010, primarily related to $291,353 from the sale of our auction rate securities and $65,475 related to the sale of the Senior Secured Notes. We used $9,719 in connection with purchases of property and equipment in the six months ended June 30, 2010 compared to $10,955 of purchases of property and equipment in the prior year period. In the 2010 period, we also used $1,430 to finalize the sale price of our discontinued operations related to our Porex business.

Cash used in financing activities from our continuing operations was $327,284 during the six months ended June 30, 2010, compared to cash used in financing activities from our continuing operations of $105,663 in the prior year period. Cash used in financing activities in the 2010 period principally related to the repurchase of 5.2 million shares of our common stock through our tender offer for $242,795, $81,362 used for the repurchase of our 1.75% Notes and 3 1/8% Notes, the purchase of $14,914 of treasury stock under our repurchase program and $6,818 used for payment of shares that tendered in the 2009 Tender Offer but that were not delivered and paid for until 2010. These uses of cash were offset by net proceeds of $8,386 from the issuance of common stock in connection with employee stock-based awards and a related tax benefit of $10,219. Cash used in financing activities during the three months ended June 30, 2009 principally related to the repurchases of our 1.75% Notes and our 3 1/8% Notes in the aggregate of $123,857. This use of cash was offset by net proceeds of $18,194 from the issuance of common stock in connection with employee stock-based awards.

Included in our consolidated statements of cash flows for the six months ended June 30, 2009 were cash flows (used in) provided by discontinued operations. Also included in cash flows from discontinued operations during the six months ended June 30, 2010 and 2009 is the receipt of $1,043 and $20,053, respectively, of reimbursements from our Director & Officer insurance carriers, offset by $15,585 and $23,210 in payments made in the 2010 and 2009 periods, respectively, in connection with the defense costs of the former officers and directors of our former EPS subsidiary in connection with the investigation by the United States Attorney for the District of South Carolina and the SEC. For additional information, see “Introduction — Background Information on Certain Transactions and other Significant Developments — Directors & Officers Liability Insurance Coverage Litigation” and “— Indemnification Obligations to Former Officers and Directors of EPS.” Also included within the cash flows from our discontinued operations during the six months ended June 30, 2009 is an aggregate $8,666 related to our Porex and LBB operations, through the date when the discontinued operations were divested.

Our liquidity and capital resources is expected to be impacted in the near future as a result of the tender offer we intend to commence. We announced on August 5, 2010 that we intend to commence a tender offer to purchase up to 3 million shares of our common stock at a price of $50.00 per share. We would use cash of $150,000 if all 3 million shares are tendered at a price of $50.00 per share. Other potential future uses of cash include redemptions or additional repurchases of our convertible notes, additional repurchases of our common stock and our anticipated 2010 capital expenditure requirements for the full year which we currently estimate to be up to $30,000. Our anticipated capital expenditures relate to expansion of our facilities and improvements that will be deployed across our public and private portal web sites in order to enable us to service future growth in unique users and page views, as well as to create new sponsorship areas for our customers, and to improve the systems used to provide our private portal applications.

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

Developing and implementing new and updated features and services for our public and private portals and our mobile applications may be more difficult than expected, may take longer and cost more than expected, and may not result in sufficient increases in revenue to justify the costs

Attracting and retaining users of our public portals and our mobile applications and clients for our private portals requires us to continue to improve the technology underlying those portals and applications and to continue to develop new and updated features and services for those portals and applications. If we are unable to do so on a timely basis or if we are unable to implement new features and services without disruption to our existing ones, we may lose potential users and clients.

We rely on a combination of internal development, strategic relationships, licensing and acquisitions to develop our portals, mobile applications and related features and services. Our development and/or implementation of new technologies, features and services may cost more than expected, may take longer than originally expected, may require more testing than originally anticipated and may require the acquisition of additional personnel and other resources. There can be no assurance that the revenue opportunities from any new or updated technologies, applications, features or services will justify the amounts spent.

We face significant competition for our healthcare information products and services

The markets for healthcare information products and services are intensely competitive, continually evolving and, in some cases, subject to rapid change.

•	Our public portals and mobile applications face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. We compete for users with online services and Web sites that provide health-related information, including both commercial sites and not-for-profit sites. We compete for advertisers and sponsors with: health-related Web sites; general purpose consumer Web sites that offer specialized health sub-channels; other high-traffic Web sites that include both healthcare-related and non-healthcare-related content and services; search engines that provide specialized health search; and advertising networks that aggregate traffic from multiple sites. Our public portals also face competition from offline publications and information services.

•	Our private portals compete with: providers of healthcare decision-support tools and online health management applications, including personal health records; wellness and disease management vendors; and health information services and health management offerings of healthcare benefits companies and their affiliates.

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

Our ability to renew existing agreements with employers and health plans will depend, in part, on our ability to continue to increase usage of our private portal services by their employees and plan members

In a healthcare market where a greater share of the responsibility for healthcare costs and decision-making has been shifting to consumers, use of information technology (including personal health records) to assist consumers in making informed decisions about healthcare has also increased. We believe that through our WebMD Health and Benefits Manager platform, including our personal health record application, we are well positioned to play a role in this environment. However, our strategy depends, in part, on increasing usage of our private portal services by our employer and health plan clients’ employees and members and being able to demonstrate a sufficient return on investment and other benefits for our private portals clients from those services. Increasing usage of our private portal services requires us to continue to develop new and updated applications, features and services. In addition, we face competition in the area of healthcare decision-support tools and online health management applications and health information services. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do, and may be better known than we are. We cannot provide assurance that we will be able to meet our development and implementation goals or that we will be able to compete successfully against other vendors offering competitive services and, if we are unable to do so, we may experience static or diminished usage for our private portal services and possible non-renewals of our customer agreements.

We may be subject to claims brought against us as a result of content we provide

Consumers access health-related information through our online services, including information regarding particular medical conditions and possible adverse reactions or side effects from medications. If our content, or content we obtain from third parties, contains inaccuracies, it is possible that consumers, employees, health plan members or others may sue us for various causes of action. Although our Web sites and mobile applications contain terms and conditions, including disclaimers of liability, that are intended to reduce or eliminate our liability, the law governing the validity and enforceability of online agreements and other electronic transactions is evolving. We could be subject to claims by third parties that our online agreements with consumers and physicians that provide the terms and conditions for use of our public or private portals or mobile applications are unenforceable. A finding by a court that these agreements are invalid and that we are subject to liability could harm our business and require costly changes to our business.

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

Risks Related to the Internet and Our Technological Infrastructure

Any service interruption or failure in the systems that we use to provide online services could harm our business

Our online services are designed to operate 24 hours a day, seven days a week, without interruption. However, we have experienced and expect that we will in the future experience interruptions and delays in services and availability from time to time. We rely on internal systems as well as third-party vendors, including data center providers, bandwidth providers and mobile carriers, to provide our online services. We may not maintain redundant systems or facilities for some of these services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could negatively impact our relationship with users. In addition, system failures may result in loss of data, including user registration data, content, and other data critical to the operation of our online services, which could cause significant harm to our business and our reputation.

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

Recently enacted federal health care reform legislation could adversely affect our healthcare industry customers and clients, causing them to reduce expenditures, including expenditures for our services

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (which we refer to as the Reform Legislation), was signed into law in March 2010. The Reform Legislation makes extensive changes to the current system of healthcare insurance and benefits. In general, the Reform Legislation seeks to reduce healthcare costs and decrease the number of uninsured legal U.S. residents by, among other things, requiring individuals to carry, and certain employers to offer health insurance or be subject to penalties. The Reform Legislation also imposes new regulations on health insurers, including guaranteed coverage requirements, prohibitions on certain annual and all lifetime limits on amounts paid on behalf of or to plan members, increased restrictions on rescinding coverage, establishment of minimum medical loss ratio requirements, a requirement to cover preventive services on a first dollar basis, the establishment of state insurance exchanges and essential benefit packages, and greater limitations on how health insurers price certain of their products. The Reform Legislation also contains provisions that will affect the revenues and profits of pharmaceutical and medical device companies, including new taxes on certain sales of their products.

Many of the provisions of the Reform Legislation that expand insurance coverage will not become effective until 2014 and many provisions require implementing regulations and interpretive guidance to be issued before they will be fully implemented. In addition, it is difficult to foresee how individuals and businesses will respond to the choices available to them under the Reform Legislation. Furthermore, the Reform Legislation will result in future state legislative and regulatory changes, which we are unable to predict at this time, in order for states to comply with certain provisions of the Reform Legislation and to participate in grants and other incentive opportunities. In addition, several states have filed lawsuits challenging the constitutionality of certain provisions of the Reform Legislation. Accordingly, while we do not currently anticipate any significant adverse effects on WebMD as a direct result of application of the Reform Legislation to our businesses or on our company in its capacity as an employer, we are unable to predict what the indirect impacts of the Reform Legislation will be on WebMD’s businesses through its effects on other healthcare industry participants, including pharmaceutical and medical device companies that are advertisers and sponsors of our public portals and employers and health plans that are clients of our private portals. Healthcare industry participants may respond to the Reform Legislation or to uncertainties created by the Reform Legislation by reducing their expenditures or postponing expenditure decisions, including expenditures for our services, which could have a material adverse effect on our business.

Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies

The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Existing and new laws and regulations affecting the healthcare industry could create unexpected liabilities for us, could cause us to incur additional costs and could restrict our operations. Many healthcare laws are complex, and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services that we provide. However, these laws and regulations may nonetheless be applied to our products and services. Our failure to accurately anticipate the application of these laws and regulations, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our businesses. Some of the risks we face from healthcare regulation are as follows:

•	Regulation of Drug and Medical Device Advertising and Promotion. The WebMD Health Network provides services involving advertising and promotion of prescription and over-the-counter drugs and medical devices. If the Food and Drug Administration (FDA) or the Federal Trade Commission (FTC) finds that any information on The WebMD Health Network, in our mobile applications, or in WebMD the Magazine violates applicable regulations, they may take regulatory or judicial action against us and/or the advertiser or sponsor of that information. State attorneys general may also take similar action based on their state’s consumer protection statutes. Any increase or change in regulation of drug or medical device advertising and promotion could make it more difficult for us to contract for sponsorships and advertising. We cannot predict what actions the FDA or industry participants may take in the future, but the FDA’s enforcement against pharmaceutical advertising increased in 2009 from 2008 levels. It is also possible that new laws would be enacted that impose restrictions on such advertising. In addition, recent private industry initiatives have resulted in voluntary restrictions, which advertisers and sponsors have agreed to follow. Our advertising and sponsorship revenue could be materially reduced by additional restrictions on the advertising of prescription drugs and medical devices to consumers, whether imposed by law or regulation or required under policies adopted by industry members.

•	Anti-kickback Laws. There are federal and state laws that govern patient referrals, physician financial relationships and inducements to healthcare providers and patients. The federal healthcare programs’ anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. These laws are applicable to manufacturers and distributors and, therefore, may restrict how we and some of our customers market products to healthcare providers, including e-details. Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate some portions of our business and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our practices could result in adverse publicity and be costly for us to respond to.

•	False Claims Laws. The Federal False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a Federal healthcare program. In addition, various states have enacted false claim laws analogous to the Federal False Claims Act, and many of these states laws apply where a claim is submitted to any third-party payor and not merely a federal healthcare program. When an entity is determined to have violated the Federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government plus civil penalties. In recent years an increasing number of Federal False Claims Act cases have been brought against drug manufacturers and resulted in significant monetary settlements and imposition of federally supervised corporate integrity agreements in circumstances that include allegations that company-sponsored CME was unlawful off-label promotion. Any action against us for violation of these laws could cause us to incur significant legal expenses and may adversely affect our ability to operate our business.

•	Medical Professional Regulation. The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine. If a state determines that some portion of our business violates these laws, it may seek to have us discontinue those portions or subject us to penalties or licensure requirements. Any determination that we are a healthcare provider and have acted improperly as a healthcare provider may result in liability to us.

•	GINA. The Genetic Information Nondiscrimination Act (GINA) prohibits discrimination based on genetic information in employment and in health insurance coverage. The law applies to our private portal customers, including both employers and group health plans. WebMD’s Health Risk Assessment (or HRA), HealthQuotient, is typically offered to employees as a voluntary component of their employer-sponsored wellness program. Title I of GINA can have significant implications for wellness programs offered by group health plans in that it prohibits the collection of genetic information, which includes an individual’s family medical history, prior to or in connection with enrollment or for underwriting purposes. Underwriting purposes includes providing incentives or rewards for completion of an HRA that requests genetic information. Title II of GINA prohibits employment discrimination based on genetic information as well as the request or purchase of genetic information of employees or their family members with limited exceptions, including a limited exception for voluntary wellness programs. WebMD may face challenges as a result of varying interpretations of the law by the multiple enforcing agencies including the U.S. Departments of Health and Human Services (“HHS”), Labor and Treasury and the Equal Employment Opportunity Commission. It is possible that the final regulations may require modifications to our HealthQuotient product to either eliminate or revise the family history section. Interpretations of the law may increase operational costs or decrease demand for our product.

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

Internet user privacy, personal data security and the use of consumer information to track online activities are major issues both in the United States and abroad. For example, in February 2009, the FTC published Self-Regulatory Principles to govern the tracking of consumers’ activities online in order to deliver advertising targeted to the interests of individual consumers (sometimes referred to as behavioral advertising). These principles serve as guidelines to industry. In addition, there is the possibility, supported by certain public statements, that the FTC may revise or eliminate the principles in favor of a more restrictive approach for companies that utilize behavioral advertising. In addition, there is a possibility of legislation, regulations and increased enforcement activities relating to privacy and behavioral advertising. A number of bills have been introduced in Congress in recent months that, if passed in their current or modified forms, could impose substantial new regulations on online behavioral advertising activities. We have privacy policies posted on our Web sites that we believe comply with existing applicable laws requiring notice to users about our information collection, use and disclosure practices. We also notify users about our information collection, use and disclosure practices relating to data we receive through offline means such as paper health risk assessments. Moreover, we take steps to reasonably protect certain sensitive personal information we hold. We cannot assure you that the privacy policies and other statements we provide to users of our products and services, or our practices will be found sufficient to protect us from liability or adverse publicity in this area. A determination by a state or federal agency or court that any of our practices do not meet applicable standards, or the implementation of new standards or requirements, could adversely affect our business.

Failure to comply with laws relating to privacy and security of personal information, including personal health information, could result in liability to us and concerns about privacy-related issues could damage our reputation and our business

Privacy and security of personal information stored or transmitted electronically, including personal health information, is a major issue in the United States. While we strive to comply with all applicable privacy and security laws and regulations, as well as our own posted privacy policies, any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, or could cause us to lose users and customers, which could have a material adverse effect on our business. In addition, we are unable to predict what additional legislation or regulation in the area of privacy of personal information, including personal health information, could be enacted and what effect that could have on our operations and business. Concerns about our practices with regard to the collection, use, disclosure, or security of personal information or other privacy-related matters, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation and harm our business.

The Privacy Standards and Security Standards under the Health Insurance Portability and Accountability Act of 1996 (or HIPAA) establish a set of national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses and healthcare providers (referred to as covered entities) and their business associates. Previously, only covered entities were directly subject to potential civil and criminal liability under these Standards. However, the Health Information Technology for Economic and Clinical Health (HITECH) Act, which was enacted as part of the American Recovery and Reinvestment Act of 2009 (ARRA) amended the HIPAA Privacy and Security Standards and made certain provisions applicable to those portions of our business, such as those managing employee or plan member health information for employers or health plans, that are business associates of covered entities.

Currently, we are bound by certain contracts and agreements to use and disclose protected health information in a manner consistent with the Privacy Standards and Security Standards. Beginning on February 17, 2010, some provisions of the HIPAA Privacy and Security Standards began to apply directly to us. For periods prior to that, depending on the facts and circumstances, we could potentially be subject to criminal liability for aiding and abetting or conspiring with a covered entity to violate the Privacy Standards or Security Standards. As of February 17, 2010, we became directly subject to HIPAA’s criminal and civil penalties. HITECH increased civil penalty amounts for violations of HIPAA and significantly strengthens enforcement by requiring HHS to conduct periodic audits to confirm compliance and authorizing state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of HIPAA Privacy and Security Standards that threaten the privacy of state residents. It is expected that HHS will issue additional regulations to implement many of the HITECH amendments. We cannot assure you that we will adequately address the risks created by these amended HIPAA Privacy and Security Standards. In addition, we are unable to predict what changes to these Standards might be made in the future or how those changes, or other changes in applicable laws and regulations, could affect our business.

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

Medscape, LLC’s current ACCME accreditation expires in 2016. In order for Medscape, LLC to renew its accreditation, it will be required to demonstrate to the ACCME that it continues to meet ACCME requirements. If Medscape, LLC fails to maintain its status as an accredited ACCME provider (whether at the time of such renewal or at an earlier time as a result of a failure to comply with existing or additional ACCME standards), it would not be permitted to accredit CME activities for physicians and other healthcare professionals. Instead, Medscape, LLC would be required to use third parties to provide such CME-related services. That, in turn, could discourage potential supporters from engaging Medscape, LLC to develop CME or education-related activities, which could have a material adverse effect on our business.

Government regulation and industry initiatives could adversely affect the volume of sponsored online CME programs implemented through our Web sites or require changes to how Medscape, LLC offers CME

CME activities may be subject to government oversight or regulation by Congress, the FDA, HHS, and state regulatory agencies. Medscape, LLC and/or the sponsors of the CME activities that Medscape, LLC accredits may be subject to enforcement actions if any of these CME activities are deemed improperly promotional, potentially leading to the termination of sponsorships.

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

Changes in prevailing interest rates have historically caused the fair value of certain of our investments to fluctuate, such as our investments in auction rate securities that generally bear interest at rates indexed to LIBOR. However, as our investments in auction rate securities were sold for cash in April 2010, future changes in interest rates will not impact the value of these investments. The fair values of our cash and money market investments, which approximate $534.7 million at June 30, 2010, are not subject to changes in interest rates.

The 3 1/8% Notes that we have issued have fixed interest rates; changes in interest rates will not impact our financial condition or results of operations.

ITEM 4.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of June 30, 2010.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in WebMD’s internal control over financial reporting occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	Legal Proceedings

The information relating to legal proceedings contained in Note 10 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report is incorporated herein by this reference.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by WebMD during the three months ended June 30, 2010 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

	Total Number			Total Number of Shares		Approximate Dollar Value of Shares
	of Shares		Average Price	Purchased as Part of Publicly		that May Yet Be Purchased Under
Period	Purchased		Paid per Share	Announced Plans or Programs		the Plans or Programs

04/01/10 - 04/30/10	5,172,204	(1)	$46.80	5,172,204	(1)	$23,472,780
05/01/10 - 05/31/10	186,134	(2)	$45.06	186,134	(2)	$15,085,946
06/01/10 - 06/30/10	951	(3)	$47.37	—		$15,085,946

Total	5,359,289		$46.74	5,358,338

(1)	WebMD purchased 5,172,204 shares of WebMD common stock at $46.80 per share pursuant to a tender offer announced in March 2010 and completed in April 2010. For additional information, see Note 8 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report.

(2)	These repurchases were made pursuant to the repurchase program that WebMD announced in December 2008, at which time WebMD was authorized to use up to $30 million to purchase shares of its common stock from time to time. For additional information, see Note 8 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report.

(3)	Reflects 951 shares withheld from WebMD restricted common stock that vested during June in order to satisfy withholding tax requirements related to the vesting of the awards. The value of these shares was determined based on the closing price of WebMD common stock on the date of vesting.

ITEM 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WebMD Health Corp.

By:	/s/ Anthony Vuolo
Anthony Vuolo
Chief Operating Officer and
Chief Financial Officer

Date: August 9, 2010

EXHIBIT INDEX

Exhibit No.	Description

2.1	Purchase and Release Agreement, dated as of April 20, 2010, between WebMD Health Corp. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2010)*
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))
3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))
10.1	Letter Agreement, dated as of June 28, 2010, between the Registrant and Wayne Gattinella**
10.2	Letter Agreement, dated as of June 28, 2010, between the Registrant and Kevin Cameron**
10.3	Letter Agreement, dated as of June 28, 2010, between the Registrant and Anthony Vuolo**
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1	Section 1350 Certification of Chief Executive Officer of Registrant
32.2	Section 1350 Certification of Chief Financial Officer of Registrant
99.1	Explanation of Non-GAAP Financial Measures

*	With respect to the agreement filed as Exhibit 2.1, certain of the exhibits and the schedules to that agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

**	Agreement relates to executive compensation.

E-1