Form 10-Q
period 2010-09-30
WebMD Health Corp.
filed 2010-11-09
CIK 1326583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐     No ☑

As of November 4, 2010, the Registrant had 58,407,562 shares of Common Stock outstanding (including unvested shares of restricted Common Stock).

WEBMD HEALTH CORP.

QUARTERLY REPORT ON FORM 10-Q
For the period ended September 30, 2010

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

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$352,199	$459,766
Accounts receivable, net of allowance for doubtful accounts of $1,266 at September 30, 2010 and $1,511 at December 31, 2009	120,361	118,155
Prepaid expenses and other current assets	17,055	11,419
Investments	—	9,932
Deferred tax assets	27,346	—

Total current assets	516,961	599,272
Investments	—	338,446
Property and equipment, net	62,221	52,194
Goodwill	202,104	202,104
Intangible assets, net	23,388	26,020
Deferred tax assets	78,631	50,789
Other assets	17,407	19,723

TOTAL ASSETS	$900,712	$1,288,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$63,832	$63,721
Deferred revenue	101,887	98,474
1.75% convertible subordinated notes due 2023	—	264,583
Deferred tax liabilities	—	12,955
Liabilities of discontinued operations	20,574	34,197

Total current liabilities	186,293	473,930
3 1/8% convertible notes due 2025, net of discount of $5,693 at September 30, 2010 and $22,641 at December 31, 2009	79,634	227,659
Other long-term liabilities	24,263	22,191
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 650,000,000 shares authorized; 62,396,582 shares issued at September 30, 2010 and 57,243,710 shares issued at December 31, 2009	624	572
Additional paid-in capital	9,489,668	9,469,857
Treasury stock, at cost; 5,270,847 shares at September 30, 2010 and 6,296,944 shares at December 31, 2009	(262,669)	(233,651)
Accumulated deficit	(8,617,101)	(8,634,585)
Accumulated other comprehensive loss	—	(37,425)

Stockholders’ equity	610,522	564,768

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$900,712	$1,288,548

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue	$135,305	$111,568	$366,042	$300,463
Cost of operations	47,610	41,965	135,972	117,759
Sales and marketing	28,957	26,265	86,789	80,623
General and administrative	22,964	21,967	62,350	65,818
Depreciation and amortization	6,935	7,134	20,268	21,193
Interest income	21	1,840	3,850	6,060
Interest expense	1,797	5,541	10,106	17,858
(Loss) gain on convertible notes	(2,232)	—	(16,970)	10,120
Loss on investments	131	—	22,977	—
Other income (expense), net	107	(123)	(92)	(944)

Income from continuing operations before income tax provision (benefit)	24,807	10,413	14,368	12,448
Income tax provision (benefit)	10,193	5,389	(4,140)	4,922

Consolidated income from continuing operations	14,614	5,024	18,508	7,526
Consolidated (loss) income from discontinued operations, net of a tax benefit of $1,476 for the three and nine months ended September 30, 2010 and net of a tax provision of $15,811 and $9,975 for the three and nine months ended September 30, 2009	(1,024)	27,462	(1,024)	14,695

Consolidated net income inclusive of noncontrolling interest	13,590	32,486	17,484	22,221
Income attributable to noncontrolling interest	—	(2,184)	—	(3,181)

Net income attributable to Company stockholders	$13,590	$30,302	$17,484	$19,040

Amounts attributable to Company stockholders:
Income from continuing operations	$14,614	$2,872	$18,508	$3,381
(Loss) income from discontinued operations	(1,024)	27,430	(1,024)	15,659

Net income attributable to Company stockholders	$13,590	$30,302	$17,484	$19,040

Basic income (loss) per common share:
Income from continuing operations	$0.25	$0.06	$0.33	$0.07
(Loss) income from discontinued operations	(0.02)	0.59	(0.01)	0.34

Net income attributable to Company stockholders	$0.23	$0.65	$0.32	$0.41

Diluted income (loss) per common share:
Income from continuing operations	$0.24	$0.05	$0.31	$0.06
(Loss) income from discontinued operations	(0.02)	0.56	(0.02)	0.33

Net income attributable to Company stockholders	$0.22	$0.61	$0.29	$0.39

Weighted-average shares outstanding used in computing per share amounts:
Basic	58,095	46,096	54,602	45,637

Diluted	61,435	48,609	58,660	47,167

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Cash flows from operating activities:
Consolidated net income inclusive of noncontrolling interest	$17,484	$22,221
Adjustments to reconcile consolidated net income inclusive of noncontrolling interest to net cash provided by operating activities:
Consolidated loss (income) from discontinued operations, net of tax	1,024	(14,695)
Depreciation and amortization	20,268	21,193
Non-cash interest, net	4,862	7,737
Non-cash advertising	—	1,753
Non-cash stock-based compensation	23,605	27,783
Deferred income taxes	(17,260)	7,563
Loss (gain) on convertible notes	16,970	(10,120)
Loss on investments	22,977	—
Changes in operating assets and liabilities:
Accounts receivable	(2,206)	6,010
Prepaid expenses and other, net	(3,006)	(8,394)
Accrued expenses and other long-term liabilities	1,695	(7,740)
Deferred revenue	3,413	4,248

Net cash provided by continuing operations	89,826	57,559
Net cash (used in) provided by discontinued operations	(17,082)	9,273

Net cash provided by operating activities	72,744	66,832
Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	362,259	2,200
Purchases of property and equipment	(20,329)	(14,248)
Finalization of sale price of discontinued operations	(1,430)	2,840

Net cash provided by (used in) continuing operations	340,500	(9,208)
Net cash used in discontinued operations	—	(3,315)

Net cash provided by (used in) investing activities	340,500	(12,523)
Cash flows from financing activities:
Proceeds from exercise of stock options	57,168	30,004
Cash used for withholding taxes due on stock-based awards	(76,559)	(1,234)
Repurchases of convertible notes	(94,475)	(123,857)
Purchase of treasury stock under repurchase program	(14,914)	—
Payment for shares tendered in 2009, delivered in 2010	(6,818)	—
Purchase of treasury stock in tender offer	(399,216)	—
Excess tax benefit on stock-based awards	14,003	63

Net cash used in financing activities	(520,811)	(95,024)
Effect of exchange rates on cash	—	420

Net decrease in cash and cash equivalents	(107,567)	(40,295)
Cash and cash equivalents at beginning of period	459,766	629,848

Cash and cash equivalents at end of period	$352,199	$589,553

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

The applicable accounting treatment for the Merger resulted in HLTH being considered the acquiring entity of the WebMD non-controlling interest. Accordingly, the pre-acquisition consolidated financial statements of HLTH became the historical financial statements of WebMD following the completion of the Merger,

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjusted as described in the next paragraph. Accordingly, in these consolidated financial statements, the defined term “Company” refers not only to WebMD but also, where the context requires, to HLTH. The specific names of HLTH and WebMD are used only where there is a need to distinguish between the legal entities. In addition, all references in these consolidated financial statements to amounts of shares of HLTH common stock and to market prices or purchase prices for HLTH common stock have been adjusted to reflect the 0.4444 exchange ratio in the Merger (the “Exchange Ratio”), and expressed as the number of shares of WebMD common stock into which the HLTH common stock would be converted in the Merger and the equivalent price per share of WebMD common stock. Similarly, the exercise price of options and warrants to purchase HLTH common stock and the number of shares subject to those options and warrants have been adjusted to reflect the Exchange Ratio.

In the Company’s financial statements for the three and nine months ended September 30, 2009 included in this Quarterly Report: the weighted-average shares outstanding used in computing income (loss) per common share for the three and nine months ended September 30, 2009 have been adjusted by multiplying the historical weighted-average shares outstanding for HLTH by the Exchange Ratio; and basic and diluted income (loss) per common share have been recalculated to reflect the adjusted weighted-average shares.

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results to be expected for any subsequent period or for the entire year ending December 31, 2010. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect: the allowance for doubtful accounts, the carrying value of long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets (excluding goodwill and indefinite lived intangible assets), the carrying value, capitalization and amortization of software and Website development costs, the carrying value of investments, the provision for income taxes and related deferred tax accounts, certain accrued liabilities, revenue recognition, contingencies, litigation and related legal accruals and the value attributed to employee stock options and other stock-based awards.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Numerator:
Income from continuing operations	$14,614	$2,872	$18,508	$3,381
Effect of participating non-vested restricted stock	(152)	(31)	(222)	(37)

Income from continuing operations — Basic	14,462	2,841	18,286	3,344
Effect of dilutive securities of subsidiary	—	(188)	—	(285)

Income from continuing operations — Diluted	$14,462	$2,653	$18,286	$3,059

(Loss) income from discontinued operations	$(1,024)	$27,430	$(1,024)	$15,659
Effect of participating non-vested restricted stock	12	(293)	12	(171)

(Loss) income from discontinued operations, net of tax — Basic	(1,012)	27,137	(1,012)	15,488
Effect of dilutive securities of subsidiary	—	(3)	—	53

(Loss) income from discontinued operations, net of tax — Diluted	$(1,012)	$27,134	$(1,012)	$15,541

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Denominator:
Weighted-average shares — Basic	58,095	46,096	54,602	45,637
Employee stock options and restricted stock	3,340	2,513	4,058	1,530

Adjusted weighted-average shares after assumed conversions — Diluted	61,435	48,609	58,660	47,167

Basic income (loss) per common share:
Income from continuing operations	$0.25	$0.06	$0.33	$0.07
(Loss) income from discontinued operations	(0.02)	0.59	(0.01)	0.34

Net income attributable to Company stockholders	$0.23	$0.65	$0.32	$0.41

Diluted income (loss) per common share:
Income from continuing operations	$0.24	$0.05	$0.31	$0.06
(Loss) income from discontinued operations	(0.02)	0.56	(0.02)	0.33

Net income attributable to Company stockholders	$0.22	$0.61	$0.29	$0.39

The Company has excluded convertible subordinated notes and convertible notes, as well as stock options and restricted stock, from the calculation of diluted income (loss) per common share during the periods in which such securities were anti-dilutive. The following table presents the total weighted-average number of potentially dilutive common shares that were excluded from the computation of diluted income (loss) per common share during the periods presented (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Options and restricted stock	1,798	5,785	1,812	11,000
Convertible notes	3,017	14,786	8,570	15,174

	4,815	20,571	10,382	26,174

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has not yet determined the impact that this new guidance will have on its results of operations and financial position.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

2.	Discontinued Operations

Porex

On October 19, 2009, the Company completed the sale of its Porex business. In connection with the sale of Porex, the Company received $74,378 in cash at closing, received $67,500 in senior secured notes (“Senior Secured Notes”) and incurred approximately $4,900 of transaction expenses. During the three months ended March 31, 2010, the Company paid $1,430 to Porex related to the finalization of a customary working capital adjustment. The Senior Secured Notes were secured by certain assets of the acquirer and accrued interest at a rate of 8.75% per annum, payable quarterly. The Senior Secured Notes were issued in four series: the Senior Secured Notes of the first, second and third series had an aggregate principal amount of $10,000 each and were scheduled to mature on the first, second and third anniversaries of the closing, respectively; and the Senior Secured Notes of the fourth series had an aggregate principal amount of $37,500 and were scheduled to mature on the fourth anniversary of the closing. The Company estimated that the fair value of the Senior Secured Notes was $63,598 as of October 19, 2009. On April 1, 2010, the Company sold the Senior Secured Notes for $65,475 plus accrued interest.

In addition, the Company agreed to indemnify Porex for certain tax matters, which were estimated by the Company to be approximately $4,800. An accrual for these tax matters is included within liabilities of discontinued operations, within the accompanying consolidated balance sheets as of December 31, 2009 and September 30, 2010. In connection with the sale of Porex, the Company recognized a pre-tax gain of $25,790 during the three months ended December 31, 2009. Summarized operating results for the discontinued operations of Porex are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009

Revenue	$22,355	$62,532
Earnings before taxes	4,535	12,293

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

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009

Revenue	$1,875	$4,066
Earnings (losses) before taxes	348	(8,432)
Gain on disposal before taxes	27	27

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Emdeon Practice Services

On September 14, 2006, the Company completed the sale of Emdeon Practice Services, Inc. (together with its subsidiaries, “EPS”) to Sage Software, Inc. (“Sage Software”), an indirect wholly owned subsidiary of The Sage Group plc (the “EPS Sale”). The Company has certain indemnity obligations to advance amounts for reasonable defense costs for initially ten, and now four, former officers and directors of EPS, who were indicted in connection with the previously disclosed investigation by the United States Attorney for the District of South Carolina (the “Investigation”), which is more fully described in Note 10. In connection with the EPS Sale, the Company agreed to indemnify Sage Software relating to these indemnity obligations. During the year ended December 31, 2007, based on information available at that time, the Company determined a reasonable estimate of the range of probable costs with respect to its indemnification obligation and, accordingly, recorded an aggregate pre-tax charge of $73,347, which represented the Company’s estimate of the low end of the probable range of costs related to this matter. The Company had reserved the low end of the probable range of costs because no estimate within the range was a better estimate than any other amount. That estimate included assumptions as to the duration of the trial and pre-trial periods, and the defense costs to be incurred during these periods. The Company updated the estimated range of its indemnification obligation based on new information received during the year ended December 31, 2008 and again during the three months ended June 30, 2009, and as a result, recorded additional pre-tax charges of $29,078 and $28,800, respectively. As described in more detail in Note 10, two of the former officers and directors of EPS were found guilty; however the Court set the verdict aside on May 27, 2010 and entered a judgment of acquittal. The government entered a notice of appeal with respect to the Court’s order and such appeal is pending. Two other former officers of EPS are awaiting trial in Tampa, Florida, which was scheduled to begin on October 4, 2010; however, on July 9, 2010 the Court in Tampa placed the case against those defendants on hold pending resolution of the appeal of the South Carolina ruling. As of September 30, 2010, and December 31, 2009, the remaining accrual with respect to the costs for these matters was $8,270 and $25,437, respectively, and is included within liabilities of discontinued operations on the accompanying consolidated balance sheets. The ultimate outcome of this matter is still uncertain and, accordingly, the amount of cost the Company may ultimately incur could be substantially more than the reserve the Company has currently provided. If the recorded reserves are insufficient to cover the ultimate cost of this matter, the Company will need to record additional charges to its consolidated statement of operations in future periods.

Also included within liabilities of discontinued operations related to this matter is $5,000 and $3,957, as of September 30, 2010 and December 31, 2009, respectively, which represents certain reimbursements received from the Company’s insurance carriers between July 31, 2008 and September 30, 2010. The Company deferred recognizing these insurance reimbursements within the consolidated statement of operations given the pending Coverage Litigation, which is described below in Note 10. During the three and nine months ended September 30, 2009, the Company received reimbursements from its insurance carriers in the amount of $38,253 and $49,253 which are not subject to the pending Coverage Litigation. Accordingly, the Company recognized these amounts within consolidated (loss) income from discontinued operations during the three and nine months ended September 30, 2009. During the three and nine months ended September 30, 2010, (loss) income from discontinued operations primarily related to additional adjustments for certain of the Company’s directors and officers liability insurance policies.

3.	Repurchase and Conversion of Convertible Notes

During the nine months ended September 30, 2009, the Company repurchased $85,417 principal amount of its 1.75% Convertible Subordinated Notes Due 2023 (“1.75% Notes”) for $80,123 in cash. Also during the nine months ended September 30, 2009, the Company repurchased $49,700 principal amount of its 3 1/8% Convertible Notes Due 2025 (“3 1/8% Notes”) for $43,734 in cash. The Company recognized an aggregate pre-tax gain of $10,120 related to the repurchases of the 1.75% Notes and 3 1/8% Notes during the nine months ended September 30, 2009, which is reflected within (loss) gain on convertible notes in the accompanying

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated statement of operations. The gain includes the expensing of remaining deferred issuance costs outstanding related to the repurchased notes.

During the nine months ended September 30, 2010, the Company repurchased $32,446 principal amount of its 1.75% Notes for $42,107 in cash and the holders of the 1.75% Notes converted $232,137 principal amount into 6,703,129 shares of WebMD common stock. The majority of these conversions occurred following a Notice of Redemption that was delivered in May 2010. Also during the three and nine months ended September 30, 2010, the Company repurchased $9,942 and $42,118 principal amount of its 3 1/8% Notes for $13,113 and $52,368 in cash, respectively, and holders of the 3 1/8% Notes converted $26,228 and $122,855 principal amount into 748,812 and 3,507,527 shares of WebMD common stock, respectively. The Company recognized an aggregate pre-tax loss of $2,232 and $16,970 related to the repurchase of the 1.75% Notes and the repurchase and conversions of the 3 1/8% Notes, which is reflected within (loss) gain on convertible notes in the accompanying consolidated statement of operations during the three and nine months ended September 30, 2010, respectively. The loss includes the expensing of remaining deferred issuance costs outstanding related to the repurchased and converted notes.

As a result of the conversion and repurchase activity described above, as of September 30, 2010, the only convertibles notes that remained outstanding were $85,327 principal amount of the 3 1/8% Notes, which were convertible into approximately 2.4 million shares of WebMD common stock.

4.	Related Party Transaction

Fidelity Human Resources Services Company LLC

The Company and Fidelity Employer Services Company LLC (“FESCO”) are parties to an agreement pursuant to which WebMD integrates its private portals product into the services FESCO provides to its clients. FESCO provides human resources administration and benefit administration services to employers. The Company recorded revenue of $1,421 and $4,317 during the three and nine months ended September 30, 2010 and $1,989 and $6,326 during the three and nine months ended September 30, 2009, respectively. Included in accounts receivable as of September 30, 2010 and December 31, 2009 was $1,887 and $2,250, respectively, related to the FESCO agreement. FESCO is an affiliate of FMR LLC, which is deemed to be a related party of the Company due to its publicly reported ownership of shares of the Company’s common stock. Affiliates of FMR LLC also provide services to the Company in connection with the Company’s 401(k) plan and the Company’s stock-based compensation plans.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company did not have any Level 2 assets as of September 30, 2010 and December 31, 2009. The following table sets forth the Company’s Level 1 and Level 3 financial assets that were measured and recorded at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

		September 30, 2010			December 31, 2009
	Fair Value	Amortized		Gross	Amortized		Gross
	Estimate	Cost	Fair	Unrealized	Cost	Fair	Unrealized
	Using:	Basis	Value	Gains	Basis	Value	Gains (Losses)

Cash and cash equivalents	Level 1	$352,199	$352,199	$—	$459,766	$459,766	$—
Equity securities	Level 1	—	—	—	1,470	4,851	3,381
Repurchase right	Level 3	845	845	—	—	—	—
Auction rate securities(1)	Level 3	—	—	—	320,507	279,701	(40,806	)(2)
Senior secured notes(3)	Level 3	—	—	—	63,826	63,826	—

(1)	The face (par) value of the auction rate securities was $352,700 as of December 31, 2009.

(2)	Amounts reflect cumulative effect of adoption of new authoritative guidance as discussed below.

(3)	The face value of the senior secured notes was $67,500 as of December 31, 2009.

The following table reconciles the beginning and ending balances of the Company’s Level 3 assets, which consist of the auction rate securities, the senior secured notes and the repurchase right:

	Nine Months Ended September 30,
	2010			2009
	Auction Rate	Repurchase	Senior	Auction Rate
	Securities	Right	Secured Notes	Securities

Fair value as of the beginning of the period	$279,701	$—	$63,826	$286,552
Redemptions	(290,999)	(407)	(65,475)	(2,200)
(Loss) gain included in earnings	(29,508)	1,252	1,362	—
Interest income accretion included in earnings	—	—	287	—
Changes in unrealized gains/losses included in other comprehensive income	40,806	—	—	(12,350)

Fair value as of the end of the period	$—	$845	$—	$272,002

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

As described above, while the Company originally recorded a loss of $60,108 relating to its holdings of ARS in the March 2008 quarter, the Company was required to reclassify $26,848 of that charge as an unrealized loss through stockholders’ equity when WebMD was required to adopt new authoritative guidance related to other-than-temporary impairments effective April 1, 2009, which had the effect of increasing the cost basis of the ARS by that amount. As a result, during the three months ended March 31, 2010, the

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company recorded an additional charge of $28,848, representing the difference between the cost basis of its ARS holdings and the proceeds received on April 20, 2010, which includes an offsetting amount of $660 related to the initial value of the Repurchase Right. The Company is required to reassess the value of this Repurchase Right at each reporting period, and any changes in value will be recorded within the statement of operations in future periods. During the three and nine months ended September 30, 2010, the Company updated the value of the Repurchase Right, resulting in a (loss) gain of $(184) and $185, and the Company received cash of $53 and $407, respectively, related to the receipt of additional proceeds of certain redemptions of the ARS that were sold in connection with the Repurchase Right. In connection with the sale of the ARS, the Company recorded a deferred income tax benefit of approximately $22,000 primarily related to the reversal of income tax valuation allowance attributable to its ARS.

The Company’s other Level 3 asset was $67,500 principal amount of Senior Secured Notes that the Company received in connection with its sale of Porex on October 19, 2009. The Senior Secured Notes were secured by certain assets of the acquirer of Porex and accrued interest at a rate of 8.75% per annum, payable quarterly. The Senior Secured Notes were issued in four series: the Senior Secured Notes of the first, second and third series had an aggregate principal amount of $10,000 each and were scheduled to mature on the first, second and third anniversaries of the closing, respectively; and the Senior Secured Notes of the fourth series had an aggregate principal amount of $37,500 and was scheduled to mature on the fourth anniversary of the closing. The Company estimated that the fair value of the Senior Secured Notes was $63,826 as of December 31, 2009, of which $9,932 and $53,894 were classified as current investments and long-term investments, respectively, within the accompanying consolidated balance sheet as of December 31, 2009. On April 1, 2010, the Company sold the Senior Secured Notes for $65,475 plus accrued interest and recorded a gain of $1,362 representing the excess of this amount over the adjusted cost basis of the Senior Secured Notes, which is reflected in loss on investments in the accompanying consolidated statement of operations during the nine months ended September 30, 2010.

During the nine months ended September 30, 2010, the Company also sold its other remaining equity securities for $5,379 and recorded a gain of $3,917 representing the excess of the cash received over the cost basis, which is reflected in loss on investments in the accompanying consolidated statement of operations during the nine months ended September 30, 2010.

The Company also holds an investment in a privately held company which is carried at cost and is not subject to fair value measurements. However, if events or circumstances indicate that its carrying amount may not be recoverable, it would be reviewed for impairment. The amount of this investment is $6,471 and it is included in other assets on the accompanying consolidated balance sheets.

The following table presents the carrying value and estimated fair value of the Company’s convertible notes that are carried at historical cost:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
1.75% Notes(a)	$—	$—	$264,583	$296,002
3 1/8% Notes(a)	79,634	120,311	227,659	284,716

(a)	Fair value estimate incorporates bid price quotes.

Non-Recourse Credit Facilities

On May 6, 2008, the Company entered into two substantially similar non-recourse credit facilities (the “2008 Credit Facilities”) secured by its ARS holdings (including, in some circumstances, interest payable on the ARS holdings) that would have allowed the Company to borrow up to 75% of the face amount of the ARS holdings pledged as collateral under the 2008 Credit Facilities. No borrowings were made under the 2008

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Facilities. On April 28, 2009, the Company entered into amended and restated credit facilities (the “2009 Credit Facilities”), replacing the 2008 Credit Facilities. Effective April 20, 2010, the 2009 Credit Facilities were terminated.

6.	Equity

The following is a summary of the changes in equity of the Company and of the noncontrolling interest for the nine months ended September 30, 2009. No comparable table is presented for the nine months ended September 30, 2010 as the Company’s noncontrolling interest was eliminated in connection with the Merger that occurred in October 2009.

	Nine Months Ended September 30, 2009
	Stockholders’	Noncontrolling	Total
	Equity	Interest	Equity

Balance as of the beginning of period	$496,698	$134,223	$630,921
Comprehensive income:
Net income	19,040	3,181	22,221
Net change in unrealized losses on securities	(9,776)	(856)	(10,632)
Foreign currency translation adjustment	1,274	—	1,274

Total comprehensive income	10,538	2,325	12,863

Issuance of stock for option exercises and other issuances	23,946	4,824	28,770
Stock-based compensation expense	11,038	17,207	28,245
Repurchases of 3 1/8% convertible notes, net of tax	(3,544)	—	(3,544)

Balance as of the end of period	$538,676	$158,579	$697,255

7.	Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes foreign currency translation adjustments and certain changes in equity that are excluded from net income, such as changes in unrealized losses on securities. The following table presents the components of comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Foreign currency translation gains	$—	$1,091	$—	$1,274
Unrealized gains (losses) on securities:
Unrealized holding gains (losses)	—	2,984	13,177	(9,776)
Unrealized losses recognized in earnings	—	—	24,248	—

Other comprehensive income (loss)	—	4,075	37,425	(8,502)
Net income	13,590	30,302	17,484	19,040

Comprehensive income	$13,590	$34,377	$54,909	$10,538

8.	Stock Repurchase Program and 2010 Tender Offers

On December 4, 2008, the Company announced the authorization of a stock repurchase program (the “Program”), at which time the Company was authorized to use up to $30,000 to purchase shares of WebMD common stock, from time to time, in the open market, through block trades or in private transactions,

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

depending on market conditions and other factors. During the nine months ended September 30, 2010, the Company repurchased 352,572 shares at an aggregate cost of $14,914 under the Program. As of September 30, 2010, a total of $15,086 remained available for repurchases under the Program. Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying consolidated balance sheets.

On September 8, 2010, the Company completed a tender offer through which it repurchased 3,000,000 shares of WebMD common stock at a price of $52.00 per share for total consideration of $156,421, which includes $421 of costs directly attributable to the purchase. On April 8, 2010, the Company completed a tender offer through which it repurchased 5,172,204 shares of WebMD common stock at a price of $46.80 per share for total consideration of $242,795, which includes $736 of costs directly attributable to the purchase.

9.	Intangible Assets

Intangible assets subject to amortization consist of the following:

	September 30, 2010				December 31, 2009
				Weighted				Weighted
	Gross			Average	Gross			Average
	Carrying	Accumulated		Remaining	Carrying	Accumulated		Remaining
	Amount	Amortization	Net	Useful Life(a)	Amount	Amortization	Net	Useful Life(a)

Content	$15,954	$(15,849)	$105	0.3	$15,954	$(15,482)	$472	1.0
Customer relationships	34,057	(18,237)	15,820	7.7	34,057	(16,374)	17,683	8.3
Technology and patents	14,700	(14,700)	—	—	14,700	(14,700)	—	—
Trade names-definite lives	6,030	(3,031)	2,999	5.7	6,030	(2,629)	3,401	6.4
Trade names-indefinite lives	4,464	—	4,464	n/a	4,464	—	4,464	n/a

Total	$75,205	$(51,817)	$23,388		$75,205	$(49,185)	$26,020

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

Amortization expense was $778 and $2,632 during the three and nine months ended September 30, 2010, respectively and $1,503 and $4,943 during the three and nine months ended September 30, 2009, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year Ending December 31:
2010 (October 1st to December 31st)	$762
2011	2,627
2012	2,627
2013	2,627
2014	2,627
Thereafter	7,654

10.	Commitments and Contingencies

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The carrier with the third level of coverage in the Synetic Policies filed a motion for summary judgment in the Coverage Litigation, which most of the carriers who have issued the Synetic Policies joined, which sought summary judgment that any liability to pay defense costs should be allocated among the three sets of policies available to the Company (including the policies with respect to which the Coverage Litigation relates and a third set of policies the issuers of which had not yet been named by the Company) such that the Synetic Policies would only be liable to pay about $23,000 of the $96,400 total coverage available under such policies. HLTH filed its opposition to the motion together with its motion for summary judgment against such carrier and several other carriers who have issued the Synetic Policies seeking to require such carriers to advance

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payment of the defense costs that the Company is obligated to pay while the Coverage Litigation is pending. On July 31, 2008, the Superior Court for the State of Delaware denied the motion filed by the carriers seeking allocation and granted HLTH’s motion for partial summary judgment to enforce the duty of such carriers to advance and reimburse these costs. Pursuant to the Court’s order, the issuers of the Synetic Policies began reimbursing the Company for its costs as described below.

On September 9, 2008 and February 4, 2009, respectively, the eighth and ninth level carriers of the Synetic Policies notified HLTH that they believe that they were not bound by the Court’s July 31, 2008 order regarding the duty of the Synetic carriers to advance and reimburse defense costs. This resulted in HLTH making a motion to the Court on February 23, 2009 to require such eighth and ninth level carriers to advance and reimburse defense costs. HLTH later settled with the eighth level carrier. Under the terms of the settlement such carrier has paid, in full and final settlement, an agreed-upon percentage of the policy amount against each payment of defense costs made by the Company as such policy was implicated. On April 15, 2009, the ninth level carrier made a cross-motion for summary judgment claiming that, in light of a policy endorsement applicable only to the ninth level carrier, because of the time period during which the conspiracy charged in the Second Superseding Indictment is alleged to have taken place, the Synetic Policy issued by such carrier does not cover HLTH’s indemnification obligations. HLTH believed that such carrier’s motion was without merit and responded to the motion. On July 15, 2009, the Court granted summary judgment in favor of the ninth level carrier and unless and until the Company successfully appeals such decision, the ninth level carrier is not liable to pay any portion of the $10,000 total coverage of its policy with respect to the Company’s indemnification obligations. As of September 30, 2010, $84,200 has been paid by insurance companies representing the EPS Policies and the Synetic Policies through a combination of payment under the terms of the Policies, payment under reservation of rights or through settlement. Of this amount, $62,800 represents the portion received through settlement.

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

In addition to the Coverage Litigation, on December 22, 2009, TIG Specialty Insurance Company (“TIG”), the second level issuer of the EPS Policies, commenced an action against the Company to recover

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the $5,000 that TIG advanced to the Company in 2006. The Company and TIG have agreed on terms to settle the matter and are in the process of documenting the settlement.

The Company intends to continue to satisfy its legal obligations to the indicted individuals with respect to advancement of amounts for their defense costs.

Roger H. Kaye and Roger H. Kaye, MD PC v. WebMD, LLC, et al.

In December 2009, a lawsuit was filed by Dr. Roger H. Kaye (and Roger H. Kaye MD PC) individually, and as an alleged class action, under the Telephone Consumer Protection Act (the “TCPA”) and under a similar Connecticut statute, in the U.S. District Court for the District of Connecticut against subsidiaries of the Company. The lawsuit claims that faxes allegedly sent during the period August 1, 2006 to the present by subsidiaries of the Company and by The Little Blue Book business that the Company sold in September 2009 were sent in violation of the TCPA and the Connecticut statute. With respect to the TCPA claims, the lawsuit seeks statutory damages in excess of $5,000 for each of two classes of plaintiffs, and a trebling of those damages. With respect to the claims under the Connecticut statute, under which trebling is unavailable, the lawsuit additionally seeks an undetermined amount of damages. In April 2010, Plaintiffs filed an amended complaint making substantially the same claims as were asserted in the original complaint. The Company’s subsidiaries have filed their answer as well as a motion to dismiss the action with prejudice on the grounds that the Court lacks subject matter jurisdiction and also filed a motion to stay discovery, which was granted pending resolution of the motion to dismiss. On July 8, 2010, the Court denied the motion to dismiss and ordered that class-related discovery should proceed, while continuing a stay of full merits discovery. The parties have agreed on terms to settle the matter, subject to approval by the Court. The Company believes that any costs related to this litigation are covered by insurance, subject to the Company’s deductible.

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

The 2005 Long-Term Incentive Plan (as amended, the “2005 Plan”) is the only plan under which future grants can be made. The maximum number of shares of the Company’s common stock that may be subject to awards under the 2005 Plan was 15,600,000 as of September 30, 2010, subject to adjustment in accordance with the terms of the 2005 Plan. The Company had an aggregate of 1,380,336 shares of common stock available for future grants under the 2005 Plan at September 30, 2010.

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

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Shares	per Share	(In Years)	Value(1)

Outstanding at January 1, 2010	22,428,953	$29.67
Granted	1,830,450	45.73
Exercised	(11,654,611)	27.30
Cancelled	(1,909,366)	58.87

Outstanding at September 30, 2010	10,695,426	$29.78	7.5	$215,964

Vested and exercisable at the end of the period	3,598,827	$27.81	5.6	$80,243

(1)	The aggregate intrinsic value is based on the market price of the Company’s common stock on September 30, 2010, which was $49.87, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on September 30, 2010.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model considering the weighted average assumptions noted in the following table. Expected volatility is based on implied volatility from traded options of the Company’s common stock combined with historical volatility of the Company’s common stock. The expected term represents the period of time that options are expected to be outstanding following their grant date, and was determined using historical exercise data combined with assumptions for future exercise activity. The risk-free rate is based on the U.S. Treasury yield curve for periods equal to the expected term of the options on the grant date.

	Nine Months Ended
	September 30,
	2010	2009

Expected dividend yield	0.0%	0.0%
Expected volatility	0.33	0.38-0.56
Risk-free interest rate	2.04%	1.48%
Expected term (years)	4.8	3.4
Weighted average fair value of options granted during the period	$14.53	$10.31

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

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Balance as of January 1, 2010	1,106,124	$27.51
Granted	279,775	46.55
Vested	(145,776)	25.64
Forfeited	(16,106)	24.48

Balance as of September 30, 2010	1,224,017	$32.12

Proceeds received from the exercise of stock options were $9,054 and $57,168 for the three and nine months ended September 30, 2010, respectively, and $11,413 and $30,004 for the three and nine months ended September 30, 2009, respectively. Additionally, the Company made payments of $36,831 and $76,559 for the three and nine months ended September 30, 2010, respectively, and $837 and $1,234 for the three and nine months ended September 30, 2009, respectively, related to employee withholding taxes that were satisfied by withholding shares of common stock of equal value, in connection with the exercise of certain stock options and the vesting of restricted stock. The proceeds and payments described above are reflected within cash flows from financing activities within the accompanying consolidated statements of cash flows.

The intrinsic value related to stock options that were exercised, combined with the fair value of shares of restricted stock that vested, was $93,637 and $226,338 for the three and nine months ended September 30, 2010, respectively, and $7,894 and $15,786 for the three and nine months ended September 30, 2009, respectively.

Other

The Company issues shares of its common stock to each WebMD non-employee director with a value equal to their annual board and committee retainers. During 2009, the Company issued the shares on the date of the Merger, October 23, 2009. The Company recorded stock-based compensation expense of $94 and $280 for the three and nine months ended September 30, 2010, respectively and $85 and $255 for the three and nine months ended September 30, 2009, respectively, in connection with these issuances.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended
	September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Plans:
Stock options	$5,821	$6,821	$16,335	$20,369
Restricted stock	2,714	2,377	6,694	7,745
Other	269	131	576	323

Total stock-based compensation expense	$8,804	$9,329	$23,605	$28,437

Included in:
Cost of operations	$1,889	$1,743	$5,153	$4,921
Sales and marketing	1,867	1,948	5,749	5,499
General and administrative	5,048	5,526	12,703	17,363

Consolidated income from continuing operations	8,804	9,217	23,605	27,783
Consolidated income from discontinued operations	—	112	—	654

Total stock-based compensation expense	$8,804	$9,329	$23,605	$28,437

As of September 30, 2010, approximately $75,900 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 3.0 years, related to the Plans.

Tax benefits attributable to stock-based compensation represented approximately 39% of stock-based compensation expense for all periods presented.

12.	Other Income (Expense), Net

Other income (expense), net consists of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Transition service fees(a)	$—	$(24)	$—	$47
Reduction of tax contingencies(b)	177	245	533	734
Legal expense(c)	(70)	(344)	(625)	(1,725)

Other income (expense), net	$107	$(123)	$(92)	$(944)

(a)	Represents the net fees received from (paid to) ViPS and EBSCo (businesses previously sold by the Company) in relation to their respective transition services agreements.

(b)	Represents the reduction of certain sales and use tax contingencies resulting from the expiration of various statutes.

(c)	Represents the costs and expenses incurred by the Company related to the investigation by the United States Attorney for the District of South Carolina and the SEC and the related Coverage Litigation.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and is intended to provide an understanding of our results of operations, financial condition and changes in financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of our company, background information on certain trends, transactions and other developments affecting our company and a discussion of how seasonal factors may impact the timing of our revenue.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective and often complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (which we refer to as the SEC).

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

•	Results of Operations and Supplemental Financial and Operating Information. These sections provide our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on a consolidated basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of September 30, 2010.

•	Factors That May Affect Our Future Financial Condition or Results of Operations. This section describes circumstances or events that could have a negative effect on our financial condition or results of operations, or that could change, for the worse, existing trends in some or all of our businesses. The factors discussed in this section are in addition to factors that may be described elsewhere in this Quarterly Report.

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

•	Use of Health and Benefits Management Applications. In a healthcare market where a greater share of the responsibility for healthcare costs and decision-making has been shifting to consumers, use of information technology (including personal health records) to assist consumers in making informed decisions about healthcare has also increased. We believe that through our WebMD Health and Benefits Manager tools, including our personal health record application, we are well positioned to play a role in this environment. However, our strategy depends, in part, on increasing usage of our private portal services by our employer and health plan clients’ employees and members and being able to demonstrate a sufficient return on investment and other benefits for our private portals clients from those services. Increasing usage of our private portal services requires us to continue to develop new and updated applications, features and services. In addition, we face competition in the area of healthcare decision-support tools and online health management applications and health information services. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do, and may be better known than we are. We also expect that, for clients and potential clients that have been adversely affected by general economic conditions, we may continue to experience some reductions in initial contracts, contract expansions and contract renewals for our private portal services, as well as reductions in the size of existing contracts.

•	Developments in Social Media and Other Internet Applications. In the past several years, video and multimedia applications have become an increasingly important part of what users expect from Internet sites. In addition, consumers are increasingly using the Internet to access social media as a means to communicate and exchange information, including regarding health and wellness. Similarly, physicians and other healthcare professionals are increasingly participating in condition or topic specific community groups and other interactive applications. Consumers and healthcare professionals are also increasingly using handheld devices to access the Internet, with physicians increasingly using handheld devices in diagnosis and treatment at the point of care. We have invested and intend to continue to invest in software and systems that allow us to meet the demands of our users and sponsors, including customized content management and publishing technology to deliver interactive content, multimedia programming and personalized health applications that engage our users. The following are some of our recent and current initiatives to improve the user experience on our Websites, expand our services and increase our user base:

—	Physician Connect, our social networking platform for physicians, allows them to exchange information online on a range of topics, including patient care, drug information, healthcare-related legislation and practice management. Physicians can also create polls to assess the opinions of their colleagues on a range of topics. We also offer third parties the opportunity to sponsor Physician Connect discussions and polls so that they can gain insights into physicians’ attitudes and opinions of interest. By September 30, 2010, Physician Connect had attracted more than 135,000 physician members, a subset of Medscape’s physician membership. Medscape from WebMD also offers a variety of sponsored and unsponsored blogs where healthcare professionals can share their thoughts and opinions with the Medscape from WebMD community.

—	In March 2010, we launched The WebMD Community, a social networking initiative that gives consumers the ability to connect with health experts and with other WebMD members to exchange

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

—	Medscape Mobile is a free medical application for physicians that includes Medscape’s specialty-specific news, comprehensive drug information and clinical reference tools. Medscape Mobile also includes CME activities organized by specialty and designed for use on a mobile device. Medscape Mobile was launched for iPhone® and iPod touch® users in 2009. In April 2010, Medscape Mobile was launched on the Blackberry® platform. Medscape Mobile has attracted over 600,000 registered users since launch.

—	WebMD Mobile is a free consumer application that allows consumers to access certain WebMD tools on an iPhone or iPad, including Symptom Checker, First Aid, and Pill Identifier applications, as well as other health information. It has been downloaded nearly three million times since launch.

—	We are pursuing opportunities to expand the reach of our brands outside the United States. In October 2009, we launched our first major consumer portal outside the United States in partnership with Boots, the UK’s leading pharmacy-led health and beauty retailer.

•	Healthcare Reform Legislation. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (which we refer to as the Reform Legislation), was signed into law in March 2010. The Reform Legislation makes extensive changes to the current system of healthcare insurance and benefits. In general, the Reform Legislation seeks to reduce healthcare costs and decrease the number of uninsured legal U.S. residents by, among other things, requiring individuals to carry, and certain employers to offer health insurance or be subject to penalties. The Reform Legislation also imposes new regulations on health insurers, including guaranteed coverage requirements, prohibitions on certain annual and all lifetime limits on amounts paid on behalf of or to plan members, increased restrictions on rescinding coverage, establishment of minimum medical loss ratio requirements, a requirement to cover preventive services on a first dollar basis, the establishment of state insurance exchanges and essential benefit packages, and greater limitations on how health insurers price certain of their products. The Reform Legislation also contains provisions that will affect the revenues and profits of pharmaceutical and medical device companies, including new taxes on certain sales of their products. Many of the provisions of the Reform Legislation that expand insurance coverage will not become effective until 2014 and many provisions require implementing regulations and interpretive guidance to be issued before they will be fully implemented. In addition, it is difficult to foresee how individuals and businesses will respond to the choices available to them under the Reform Legislation. Furthermore, the Reform Legislation will result in future state legislative and regulatory changes, which we are unable to predict at this time, in order for states to comply with certain provisions of the Reform Legislation and to participate in grants and other incentive opportunities. In addition, several states have filed lawsuits challenging the constitutionality of certain provisions of the Reform Legislation. Accordingly, while we do not currently anticipate any significant adverse effects on WebMD as a direct result of application of the Reform Legislation to our businesses or on our company in its capacity as an employer, we are unable to predict what the indirect impacts of the Reform Legislation will be on WebMD’s businesses through its effects on other healthcare industry participants, including pharmaceutical and medical device companies that are advertisers and sponsors of our public portals and employers and health plans that are clients of our private portals. However, we believe that certain aspects of the Reform Legislation and future implementing regulations that seek to reduce healthcare costs may create opportunities for WebMD, including with respect to our personal health record applications and health and benefits decision-support tools and, more generally, with respect to our capabilities in providing health and wellness information and education. We cannot yet determine the scope of any such opportunities or what competition we may face in our efforts to pursue such opportunities.

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

In our financial statements for the three and nine months ended September 30, 2009 included in this Quarterly Report: the weighted-average shares outstanding used in computing income (loss) per common share for the three and nine months ended September 30, 2009 have been adjusted by multiplying the historical weighted-average shares outstanding for HLTH by the Exchange Ratio; and basic and diluted income (loss) per common share have been recalculated to reflect the adjusted weighted-average shares.

Repurchase and Conversion of Convertible Notes.  During the nine months ended September 30, 2010, we repurchased $32,446 principal amount of our 1.75% Convertible Subordinated Notes Due 2023 (which we refer to as the 1.75% Notes) for $42,107 in cash and the holders of the 1.75% Notes converted $232,137 principal amount into 6,703,129 shares of WebMD common stock. The majority of these conversions occurred following a Notice of Redemption that we delivered in May 2010. Also during the three and nine months ended September 30, 2010, we repurchased $9,942 and $42,118 principal amount of our 3 1/8% Convertible Notes due 2025 (which we refer to as the 3 1/8% Notes) for $13,113 and $52,368 in cash, respectively, and the holders of the 3 1/8% Notes converted $26,228 and $122,855 principal amount into 748,812 and 3,507,527 shares of WebMD common stock, respectively. We recognized an aggregate pre-tax loss of $2,232 and $16,970 related to the repurchase of the 1.75% Notes and the repurchase and conversions of the 3 1/8% Notes during the three and nine months ended September 30, 2010, respectively. The loss includes the expensing of remaining deferred issuance costs outstanding related to the repurchased and converted notes.

As a result of the conversion and repurchase activity described above, as of September 30, 2010, the only convertible notes that remained outstanding were $85,327 principal amount of the 3 1/8% Notes, which were convertible into approximately 2.4 million shares of WebMD common stock.

Tender Offers.  On September 8, 2010, we completed a tender offer for our common stock and repurchased 3,000,000 shares at a price of $52.00 per share. In this MD&A, we refer to this tender offer as the September Tender Offer. The total cost of the September Tender Offer was $156,421, which includes $421 of costs directly attributable to the purchase. On April 8, 2010, we completed a tender offer for our common stock and repurchased 5,172,204 shares at a price of $46.80 per share. In this MD&A, we refer to this tender offer as the April Tender Offer. The total cost of the April Tender Offer was $242,795, which includes $736 of costs directly attributable to the purchase. On December 10, 2009, we completed a tender offer for our common stock and repurchased 6,339,227 shares at a price of $37.00 per share. In this MD&A, we refer to this tender offer as the 2009 Tender Offer (and, together with the September and April Tender Offers, as the Tender Offers). The total cost of the 2009 Tender Offer was $235,220, which includes $670 of costs directly attributable to the purchase. The Tender Offers represented an opportunity for WebMD to return capital to stockholders who elected to tender their shares of WebMD common stock, while stockholders who chose not to participate in the Tender Offers automatically increased their relative percentage interest in our company at no additional cost to them.

Sale of Porex; Senior Secured Notes.  SNTC Holding, Inc., a wholly-owned subsidiary of our company, entered into a stock purchase agreement, dated as of September 17, 2009, for the sale of our Porex business (which we refer to as Porex) for which we received $74,378 in cash at closing, received $67,500 in senior secured notes (which we refer to as the Senior Secured Notes) and incurred approximately $4,900 of transaction expenses. The sale was completed on October 19, 2009. During the three months ended March 31, 2010, we also paid $1,430 to Porex related to the finalization of a customary working capital adjustment. On April 1, 2010, we sold the Senior Secured Notes to their issuer for $65,475 (which represented 97% of the aggregate principal amount) plus accrued interest through that date. We recognized a pre-tax gain of $1,362 related to the sale of the Senior Secured Notes during the nine months ended September 30, 2010.

Auction Rate Securities.  Effective April 20, 2010, we entered into an agreement pursuant to which we sold our holdings of auction rate securities (which we refer to as ARS), for an aggregate of $286,399. Under the terms of the agreement, we retained the right (which we refer to as the Repurchase Right), for a period of two years from the date of the agreement: (a) to repurchase from the purchaser the same principal amount of any or all of the various series of ARS sold at the agreed upon purchase prices received on April 20, 2010; and (b) to receive from the purchaser additional proceeds upon certain redemptions of the various series of ARS sold. As a result, during the three months ended March 31, 2010, we recorded a charge of $28,848, representing the difference between the adjusted cost basis of our ARS holdings and the proceeds received on April 20, 2010, which includes an offsetting amount of $660 related to the initial value of the Repurchase Right. Additionally, during the three and nine months ended September 30, 2010, we recorded an additional (loss) gain of $(184) and $185 related to an increase in the value of the Repurchase Right and received cash of $53 and $407 related to the receipt of additional proceeds of certain redemptions of the ARS we sold in connection with the Repurchase Right.

Directors & Officers Liability Insurance Coverage Litigation. Directors & Officers Liability Insurance Coverage Litigation.  On July 23, 2007, HLTH commenced litigation (which we refer to as the Coverage Litigation) in the Court of Chancery of the State of Delaware in and for New Castle County against ten insurance companies in which HLTH was seeking to compel the defendant companies (which we refer to collectively as the Defendants) to honor their obligations under certain directors and officers liability insurance policies (which we refer to as the Policies). WebMD succeeded to HLTH as plaintiff in this action as a result of the Merger. HLTH was seeking an order requiring the Defendants to advance and/or reimburse expenses that HLTH has incurred and expected to continue to incur for the advancement of the reasonable defense costs of initially ten, and now four, former officers and directors of HLTH’s former Emdeon Practice Services subsidiary (which we refer to as EPS) who were indicted in connection with the investigation by United States Attorney for the District of South Carolina (which we refer to as the Investigation) described in Note 10, “Commitments and Contingencies” located in the Notes to the consolidated financial statements included in this Quarterly Report.

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

The carrier with the third level of coverage in the Synetic Policies filed a motion for summary judgment in the Coverage Litigation, which most of the carriers who have issued the Synetic Policies joined, which sought summary judgment that any liability to pay defense costs should be allocated among the three sets of policies available to us (including the policies with respect to which the Coverage Litigation relates and a third set of policies the issuers of which had not yet been named by us) such that the Synetic Policies would only be liable to pay about $23,000 of the $96,400 total coverage available under such policies. HLTH filed its opposition to the motion together with its motion for summary judgment against such carrier and several other carriers who have issued the Synetic Policies seeking to require such carriers to advance payment of the defense costs that we are obligated to pay while the Coverage Litigation is pending. On July 31, 2008, the Superior Court for the State of Delaware denied the motion filed by the carriers seeking allocation and granted HLTH’s motion for partial summary judgment to enforce the duty of such carriers to advance and reimburse these costs. Pursuant to the Court’s order, the issuers of the Synetic Policies began reimbursing us for our costs as described below.

On September 9, 2008 and February 4, 2009, respectively, the eighth and ninth level carriers of the Synetic Policies notified HLTH that they believe that they were not bound by the Court’s July 31, 2008 order regarding the duty of the Synetic carriers to advance and reimburse defense costs. This resulted in HLTH making a motion to the Court on February 23, 2009 to require such eighth and ninth level carriers to advance and reimburse defense costs. HLTH later settled with the eighth level carrier. Under the terms of the settlement such carrier has paid, in full and final settlement, an agreed-upon percentage of the policy amount against each payment of defense costs made by us as such policy was implicated. On April 15, 2009, the ninth level carrier made a cross-motion for summary judgment claiming that, in light of a policy endorsement applicable only to the ninth level carrier, because of the time period during which the conspiracy charged in the Second

Superseding Indictment is alleged to have taken place, the Synetic Policy issued by such carrier does not cover HLTH’s indemnification obligations. HLTH believed that such carrier’s motion was without merit and responded to the motion. On July 15, 2009, the Court granted summary judgment in favor of the ninth level carrier and unless and until we successfully appeal such decision, the ninth level carrier is not liable to pay any portion of the $10,000 total coverage of its policy with respect to our indemnification obligations. As of September 30, 2010, $84,200 has been paid by insurance companies representing the EPS Policies and the Synetic Policies through a combination of payment under the terms of the Policies, payment under reservation of rights or through settlement. Of this amount, $62,800 represents the portion received through settlement.

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

In addition to the Coverage Litigation, on December 22, 2009, TIG Specialty Insurance Company (which we refer to as TIG), the second level issuer of the EPS Policies, commenced an action against us to recover the $5,000 that TIG advanced to us in 2006. Our company and TIG have agreed on terms to settle the matter and are in the process of documenting the settlement.

We intend to continue to satisfy our legal obligation to the indicted individuals with respect to advancement of amounts for their defense costs.

Indemnification Obligations to Former Officers and Directors of EPS.  HLTH had certain indemnity obligations to advance amounts for reasonable defense costs for initially ten, and now four, former officers and directors of EPS, who were indicted in connection with the Investigation. In connection with the sale of EPS, HLTH agreed to indemnify Sage Software relating to these indemnity obligations and we also assumed that obligation in the Merger. During 2007, based on information available at that time, we determined a reasonable estimate of the range of probable costs with respect to our indemnification obligation and accordingly, recorded an aggregate pre-tax charge of $73,347, which represented our estimate of the low end of the probable range of costs related to this matter. We reserved the low end of the probable range of costs because no estimate within the range was a better estimate than any other amount. That estimate included assumptions as to the duration of the trial and pre-trial periods, and the defense costs to be incurred during these periods. During 2008 and 2009, we updated the estimated range of our indemnification obligation based on new information received during those periods, and as a result, recorded additional pre-tax charges of $29,078 and $14,367, respectively. As described in more detail above, two of the former officers and directors of EPS were found guilty; however, the Court set the verdict aside on May 27, 2010 and entered a judgment of acquittal. The government entered a notice of appeal with respect to the Court’s order and such appeal is pending. Two other former officers of EPS are awaiting trial in Tampa, Florida, which was scheduled to begin on October 4, 2010; however, on July 9, 2010 the Court in Tampa placed the case against those defendants on hold pending resolution of the appeal of the South Carolina ruling. As of September 30, 2010, the remaining accrual with respect to the costs for these matters was $8,270 and is included within liabilities of discontinued operations on the accompanying consolidated balance sheet. The ultimate outcome of this matter is still uncertain and, accordingly, the amount of cost we may ultimately incur could be substantially more than the reserve we have currently provided. If the recorded reserves are insufficient to cover the ultimate cost of this matter, we will need to record additional charges to our results of operations in future periods.

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

We evaluate our estimates on an ongoing basis, including those related to revenue recognition, the allowance for doubtful accounts, the carrying value of long-lived assets (including goodwill and indefinite lived intangible assets), the amortization period of long-lived assets (excluding goodwill and indefinite lived intangible assets), the carrying value, capitalization and amortization of software and Website development costs, the carrying value of investments, the provision for income taxes and related deferred tax accounts, certain accrued liabilities, contingencies, litigation and related legal accruals and the value attributed to employee stock options and other stock-based awards.

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

Our ARS had been classified as Level 3 assets as their valuation, including the portion of their valuation attributable to credit losses, requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. If different assumptions had been used for the various inputs to the valuation approach including, but not limited to, assumptions involving the estimated lives of the ARS holdings, the estimated cash flows over those estimated lives, and the estimated discount rates applied to those cash flows, the estimated fair value of these investments in prior periods could have been significantly higher or lower than the fair value we determined.

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

Unvested stock options and restricted stock awards that were granted prior to January 1, 2006 continued to be accounted for using the same grant date fair value and same expense attribution method used under previously issued authoritative guidance, except that all awards are recognized in the results of operations over the remaining vesting periods. As of September 30, 2010, there was approximately $75.9 million of unrecognized stock-based compensation expense (net of estimated forfeitures) related to unvested stock options and restricted stock awards held by employees, which is expected to be recognized over a weighted-average period of approximately 3.0 years, related to our stock-based compensation plans.

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

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	$	%(a)	$	%(a)	$	%(a)	$	%(a)

Revenue	$135,305	100.0	$111,568	100.0	$366,042	100.0	$300,463	100.0
Cost of operations	47,610	35.2	41,965	37.6	135,972	37.1	117,759	39.2
Sales and marketing	28,957	21.4	26,265	23.5	86,789	23.7	80,623	26.8
General and administrative	22,964	17.0	21,967	19.7	62,350	17.0	65,818	21.9
Depreciation and amortization	6,935	5.1	7,134	6.4	20,268	5.5	21,193	7.1
Interest income	21	—	1,840	1.6	3,850	1.1	6,060	2.0
Interest expense	1,797	1.3	5,541	5.0	10,106	2.8	17,858	5.9
(Loss) gain on convertible notes	(2,232)	(1.6)	—	—	(16,970)	(4.6)	10,120	3.4
Loss on investments	131	0.1	—	—	22,977	6.3	—	—
Other income (expense), net	107	0.1	(123)	(0.1)	(92)	—	(944)	(0.3)

Income from continuing operations before income tax provision (benefit)	24,807	18.3	10,413	9.3	14,368	3.9	12,448	4.1
Income tax provision (benefit)	10,193	7.5	5,389	4.8	(4,140)	(1.1)	4,922	1.6

Consolidated income from continuing operations	14,614	10.8	5,024	4.5	18,508	5.1	7,526	2.5
Consolidated (loss) income from discontinued operations	(1,024)	(0.8)	27,462	24.6	(1,024)	(0.3)	14,695	4.9

Consolidated net income inclusive of noncontrolling interest	13,590	10.0	32,486	29.1	17,484	4.8	22,221	7.4
Income attributable to noncontrolling interest	—	—	(2,184)	(2.0)	—	—	(3,181)	(1.1)

Net income attributable to Company stockholders	$13,590	10.0	$30,302	27.2	$17,484	4.8	$19,040	6.3

(a)	Amounts may not add due to rounding.

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

Cost of operations consists of salaries and related expenses, and non-cash stock-based compensation expense related to providing and distributing services and products we provide to customers and costs associated with the operation and maintenance of our public and private portals. Cost of operations also consists of editorial and production costs, Website operations costs, non-capitalized Website development costs, costs we pay to our distribution partners, costs associated with our lifestyle education and personalized telephonic coaching services, and costs related to the production and distribution of our publications, including costs related to creating and licensing content, telecommunications, leased properties and printing and distribution.

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

Our discussions throughout MD&A make references to certain non-cash expenses. The following is a summary of our principal non-cash expenses:

•	Non-cash advertising expense. Expense related to the use of our prepaid advertising inventory that we received from News Corporation in exchange for equity instruments that we issued in connection with an agreement we entered into with News Corporation in 1999 and subsequently amended in 2000. This non-cash advertising expense is included in sales and marketing expense as we use the asset for promotion of our brand.

•	Non-cash stock-based compensation expense. Expense related to the awards of all share-based payments to employees and non-employee directors, such as grants of employee stock options and restricted stock. Non-cash stock-based compensation expense is reflected in the same expense captions as the related salary cost of the respective employee.

The following table is a summary of our non-cash expenses included in the respective statements of operations captions.

	Three Months Ended
	September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Advertising expense included in:
Sales and marketing	$—	$—	$—	$1,753

Stock-based compensation expense included in:
Cost of operations	$1,889	$1,743	$5,153	$4,921
Sales and marketing	1,867	1,948	5,749	5,499
General and administrative	5,048	5,526	12,703	17,363

Income from continuing operations	$8,804	$9,217	$23,605	$27,783

The following discussion is a comparison of our results of operations on a consolidated basis for the three and nine months ended September 30, 2010 and 2009.

Revenue

Our total revenue increased 21.3% and 21.8% to $135,305 and $366,042 in the three and nine months ended September 30, 2010, respectively, from $111,568 and $300,463 during the same periods last year. This increase is due to higher revenue from our public portals. A more detailed discussion regarding changes in revenue is included below under “— Supplemental Financial and Operating Information.”

Costs and Expenses

Cost of Operations.  Cost of operations increased to $47,610 and $135,972 in the three and nine months ended September 30, 2010, respectively, from $41,965 and $117,759 during the same periods last year. As a percentage of revenue, cost of operations was 35.2% and 37.1% in the three and nine months ended September 30, 2010, compared to 37.6% and 39.2% in the same periods last year. Included in cost of operations was non-cash expense related to stock-based compensation of $1,889 and $5,153 during the three and nine months ended September 30, 2010, respectively, compared to $1,743 and $4,921 during the same periods last year. Cost of operations excluding such non-cash expense was $45,721 and $130,819 in the three and nine months ended September 30, 2010, respectively, or 33.8% and 35.7% of revenue, compared to $40,222 and $112,838, or 36.1% and 37.6% of revenue, during the same periods last year. The increase in absolute dollars during the three and nine months ended September 30, 2010 compared to the prior year periods was primarily attributable to an increase of approximately $3,000 and $11,100, respectively, of Website operations expense associated with the delivery of our advertising and sponsorship arrangements and increased traffic to our Websites, and an increase of approximately $2,000 and $5,300, respectively, in development and distribution expense.

Sales and Marketing.  Sales and marketing expense increased to $28,957 and $86,789 in the three and nine months ended September 30, 2010, respectively, from $26,265 and $80,623 during the same periods last year. As a percentage of revenue, sales and marketing expense was 21.4% and 23.7% in the three and nine months ended September 30, 2010, compared to 23.5% and 26.8% in the same periods last year. Included in sales and marketing expense were non-cash expenses related to advertising of $1,753 in the nine months ended September 30, 2009, and stock-based compensation of $1,867 and $5,749 during the three and nine months ended September 30, 2010, respectively, compared to $1,948 and $5,499 during the same periods last year. Sales and marketing expense, excluding such non-cash expenses, was $27,090 and $81,040 in the three and nine months ended September 30, 2010, respectively, or 20.0% and 22.1% of revenue, compared to $24,317 and $73,371, or 21.8% and 24.4% of revenue, during the same periods last year. The increase in absolute dollars was primarily attributable to an increase in compensation related costs due to increased staffing.

General and Administrative.  General and administrative expense was $22,964 and $62,350 in the three and nine months ended September 30, 2010, respectively, compared to $21,967 and $65,818 during the same periods last year. As a percentage of revenue, general and administrative expense was 17.0% for both the three and nine months ended September 30, 2010, compared to 19.7% and 21.9% in the same periods last year. Included in general and administrative expense was non-cash stock-based compensation expense of $5,048 and $12,703 during the three and nine months ended September 30, 2010, respectively, compared to $5,526 and $17,363 during the same periods last year. The decrease in non-cash stock-based compensation expense was primarily due to certain stock-based awards becoming fully vested during 2009, for which there was no comparable expense in 2010. General and administrative expense, excluding such non-cash expense, was $17,916 and $49,647 in the three and nine months ended September 30, 2010, respectively, or 13.2% and 13.6% of revenue, compared to $16,441 and $48,455, or 14.7% and 16.1% of revenue, during the same periods last year. General and administrative expenses excluding non-cash expenses as a percentage of revenue was lower for the three and nine months ended September 30, 2010 compared to the prior year periods as we were able to increase our revenue without incurring a proportional increase in general and administrative expense.

Depreciation and Amortization.  Depreciation and amortization expense was $6,935 and $20,268 in the three and nine months ended September 30, 2010, respectively, compared to $7,134 and $21,193 during the same period last year. The decrease over the prior year period was due to lower amortization expense of $725 and $2,311 during the three and nine months ended September 30, 2010, respectively, resulting from certain intangible assets becoming fully amortized, which was partially offset by an increase in depreciation expense of $526 and $1,386 during the three and nine months ended September 30, 2010, respectively, relating to capital expenditures in 2010 and 2009.

Interest Income.  Interest income decreased to $21 and $3,850 in the three and nine months ended September 30, 2010, respectively, from $1,840 and $6,060 in the same periods last year. The decrease resulted from the sale of our investments in auction rate securities in April 2010 and a decrease in the average interest rate of our investments partially offset by the interest on the Senior Secured Notes that we received during the three months ended March 31, 2010 for which there was no prior year comparable amount. As described above under “Introduction — Background Information on Certain Transactions and Other Significant Developments — Sale of Porex; Senior Secured Notes,” the Senior Secured Notes were repurchased from us by the issuer on April 1, 2010.

Interest Expense.  Interest expense was $1,797 and $10,106 in the three and nine months ended September 30, 2010, respectively, compared to $5,541 and $17,858 in the same periods last year. Interest expense in the three and nine months ended September 30, 2010 included non-cash interest expense of $977 and $5,149, respectively, and $2,427 and $7,737 in the prior year periods related to the amortization of the debt discount for our 3 1/8% Notes and the amortization of the debt issuance costs for both our 3 1/8% Notes and our 1.75% Notes. The decrease in interest expense is a result of lower debt outstanding during 2010 when compared to 2009 due to the repurchases and conversions of our convertible debt over these periods.

(Loss) Gain on Convertible Notes.  During the nine months ended September 30, 2010, we repurchased $32,446 principal amount of our 1.75% Notes. Additionally, during the three and nine months ended September 30, 2010, we repurchased $9,942 and $42,118 principal amount of our 3 1/8% Notes and the holders of the 3 1/8% Notes converted $26,228 and $122,855 principal amount into shares of our common stock, respectively. As a result of these repurchases and conversions, we recognized a net loss of $2,232 and $16,970 during the three and nine months ended September 30, 2010, respectively.

During the nine months ended September 30, 2009, we repurchased $85,417 principal amount of our 1.75% Convertible Notes for $80,123 and we repurchased $49,700 principal amount of our 3 1/8% Convertible Notes for $43,734. We recognized a net gain on the repurchase of these notes of $10,120 during the nine months ended September 30, 2009, respectively.

Loss on Investments.  On April 20, 2010, we sold our holdings of ARS for an aggregate of $286,399. See “Introduction — Background Information on Certain Transactions and Other Significant Developments — Auction Rate Securities” for additional information. As a result, during the three months ended March 31, 2010, we recorded a charge of $28,848, representing the difference between the adjusted cost basis of our ARS holdings and the proceeds received on April 20, 2010, which includes an offsetting amount of $660 related to the initial value of the Repurchase Right. During the nine months ended September 30, 2010, we recorded gains of $5,871 related to the sale of our remaining equity investments, the sale of our Senior Secured Notes and adjustments in the value of our Repurchase Right. There were no comparable amounts in the prior year periods.

Other Income (Expense), Net.  Other income (expense), net was $107 and $(92) in the three and nine months ended September 30, 2010, respectively, compared to $(123) and $(944) in the prior periods. Included in other income (expense), net was $70 and $625 for the three and nine months ended September 30, 2010 compared to $344 and $1,725 in the prior periods of external legal costs and expenses we incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC and the related Coverage Litigation. Also included in other income (expense), net for the three and nine months ended September 30, 2010 was $177 and $533 compared to $245 and $734 in the prior year periods related to the reversal of certain sales and use tax contingencies resulting from the expiration of various statutes of limitations.

Income Tax Provision (Benefit).  The income tax provision of $10,193 and benefit of $4,140 for the three and nine months ended September 30, 2010, respectively, and income tax provision of $5,389 and $4,922 in the prior year periods represents taxes related to federal, state and other jurisdictions. Included in the income tax benefit during the nine months ended September 30, 2010 is a deferred tax benefit of approximately $22,000 primarily related to the reversal of income tax valuation allowance attributable to the sale of our ARS holdings. Additionally, the income tax provision (benefit) during the three and nine months ended September 30, 2010 includes a deferred tax benefit of approximately $882 and $6,725, respectively, and the income tax provision during the nine months ended September 30, 2009 includes a deferred tax provision of approximately $3,692 related to the repurchases and conversions of our convertible notes.

Consolidated (Loss) Income from Discontinued Operations, Net of Tax.  Loss from discontinued operations was $1,024 for the three and nine months ended September 30, 2010, which represents a charge related to additional adjustments for certain of our directors and officers liability insurance policies. Income from discontinued operations was $27,462 and $14,695 for the three and nine months ended September 30, 2009. Included in income from discontinued operations was $38,253 and $49,253 during the three and nine months ended September 30, 2009 related to settlements with certain insurance carriers related to their coverage of the defense costs being incurred by the former officer and directors of HLTH’s former EPS subsidiary. In addition, income from discontinued operations for the nine months ended September 30, 2009 includes a pre-tax charge of $28,800 related to our indemnity obligations to advance amounts for reasonable defense costs for the former officers and directors of HLTH’s former EPS subsidiary who were indicted in connection with the investigation by the United States Attorney for the District of South Carolina and the SEC. For additional information, see “Introduction — Background Information on Certain Transactions and Other Significant Developments — Directors & Officers Liability Insurance Coverage Litigation” and “— Indemnification Obligations to Former Officers and Directors of EPS.” For the respective periods in 2009, the net operating results of our Porex business and the Little Blue Book print directory business were also included through the dates of their respective sales.

Income Attributable to Noncontrolling Interest.  Income attributable to noncontrolling interest of $2,184 and $3,181 for the three and nine months ended September 30, 2009 represents the interest of the former WebMD minority shareholders.

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

	Three Months Ended
	September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue
Public portal advertising and sponsorship	$113,078	$89,414	$299,927	$232,695
Private portal services	22,227	22,154	66,115	67,768

	$135,305	$111,568	$366,042	$300,463

Earnings before interest, taxes, non-cash and other items (Adjusted EBITDA)	$44,578	$30,564	$104,536	$65,846
Interest, taxes, non-cash and other items
Interest income	21	1,840	3,850	6,060
Interest expense	(1,797)	(5,541)	(10,106)	(17,858)
Income tax benefit (provision)	(10,193)	(5,389)	4,140	(4,922)
Depreciation and amortization	(6,935)	(7,134)	(20,268)	(21,193)
Non-cash stock-based compensation	(8,804)	(9,217)	(23,605)	(27,783)
Non-cash advertising	—	—	—	(1,753)
(Loss) gain on convertible notes	(2,232)	—	(16,970)	10,120
Gain (loss) on investment	(131)	—	(22,977)	—
Other income (expense), net	107	(99)	(92)	(991)

Consolidated income from continuing operations	14,614	5,024	18,508	7,526
Consolidated (loss) income from discontinued operations, net of tax	(1,024)	27,462	(1,024)	14,695

Consolidated net income inclusive of noncontrolling interest	13,590	32,486	17,484	22,221
Income attributable to noncontrolling interest	—	(2,184)	—	(3,181)

Net income attributable to Company stockholders	$13,590	$30,302	$17,484	$19,040

The following discussion is a comparison of the results of operations for our two groups of revenue and our Adjusted EBITDA for the three and nine months ended September 30, 2010 and 2009.

Public Portal Advertising and Sponsorship.  Public portal advertising and sponsorship revenue was $113,078 and $299,927 in the three and nine months ended September 30, 2010, respectively, an increase of $23,664 and $67,232 or 26.5% and 28.9% from the prior year periods. The increase in public portal advertising and sponsorship revenue was primarily attributable to an increase in the average size and number of sponsored programs on our sites, including both brand sponsorship and educational programs. In general, pricing remained relatively stable for our advertising and sponsorship programs and was not a significant source of the revenue increase.

Private Portal Services.  Private portal services revenue was $22,227 and $66,115 in the three and nine months ended September 30, 2010, respectively, from $22,154 and $67,768 in the prior year periods. While revenue for the three months ended September 30, 2010 was relatively flat compared to the same period last year, revenue during the nine months ended September 30, 2010 declined by $1,653 from the same period last year. The decline in revenue during the nine months ended September 30, 2010 was primarily due to a decline in the number of employees and health plan members of our customers and a reduction in the overall number of customers. In general, pricing remained relatively stable for our private portal services and was not a significant source of the revenue decrease. The number of companies using our private portal platform was 124 as of September 30, 2010, compared to 135 in the prior year period. We also have approximately 130 additional customers who purchase stand-alone decision support services from us.

Adjusted EBITDA.  Adjusted EBITDA increased to $44,578 and $104,536 in the three and nine months ended September 30, 2010, respectively from $30,564 and $65,846 in the prior year periods. As a percentage of revenue, Adjusted EBITDA was 32.9% and 28.6% for the three and nine months ended September 30, 2010, respectively, compared to 27.4% and 21.9% in the prior year periods. This increase as a percentage of revenue was primarily due to higher revenue, specifically related to the increase in the average size and number of brands and sponsored programs in our public portals, without incurring a proportionate increase in overall expenses.

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

Liquidity and Capital Resources

As of September 30, 2010, we had $352,199 of cash and cash equivalents. Our working capital as of September 30, 2010 was $330,668. Our working capital is affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, and internal compensation cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities from our continuing operations during the nine months ended September 30, 2010 was $89,826, which related to consolidated net income of $17,484, adjusted for a loss from discontinued operations of $1,024, for the losses on investments and convertible notes aggregating $39,947, for the non-cash deferred income tax benefit of $17,260, and for other non-cash expenses of $48,735, which include depreciation and amortization expense, non-cash interest expense and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities used cash flow of $104, primarily due to cash provided by an increase in deferred revenue of $3,413 and an increase in accrued liabilities and other long-term liabilities of $1,695 offset by cash used as a result of an increase in prepaid expenses of $3,006 and an increase in accounts receivable of $2,206.

Cash provided by operating activities from our continuing operations during the nine months ended September 30, 2009 was $57,559, which related to a consolidated net income of $22,221, adjusted for income from discontinued operations of $14,695, for the gains on repurchases of convertible notes of $10,120, and for non-cash expenses of $66,029, which include depreciation and amortization expense, non-cash interest expense, non-cash advertising expense, non-cash stock-based compensation expense and deferred income taxes. Additionally, changes in operating assets and liabilities used cash flow of $5,876, primarily due to an increase in prepaid expenses and a decrease in accrued liabilities and other long-term liabilities partially offset by a decrease in accounts receivable and an increase in deferred revenue.

Cash provided by investing activities from our continuing operations was $340,500 during the nine months ended September 30, 2010, compared to cash used by investing activities from our continuing operations of $9,208 in the prior year period. During the nine months ended September 30, 2010, we received $362,259 related to sales of available for sale securities compared to $2,200 in the prior year period. The proceeds received during the nine months ended September 30, 2010 primarily related to $291,406 from the sale of our ARS holdings and $65,475 related to the sale of the Senior Secured Notes. We used $20,329 in connection with purchases of property and equipment in the nine months ended September 30, 2010 compared to $14,248 of purchases of property and equipment in the prior year period. The increase in purchases of property and equipment during the current year period is primarily attributable to leasehold improvements for new office facilities that we entered into during 2010. In the 2010 period, we also used $1,430 to finalize the sale price of our discontinued operations related to our Porex business.

Cash used in financing activities from our continuing operations was $520,811 during the nine months ended September 30, 2010, compared to cash used in financing activities from our continuing operations of $95,024 in the prior year period. Cash used in financing activities in the 2010 period principally related to the repurchase of 8.2 million shares of our common stock through two tender offers that used an aggregate of $399,216, $94,475 used for the repurchase of our 1.75% Notes and 3 1/8% Notes, the cash used for withholding taxes due on stock-based awards of $76,559, the purchase of $14,914 of treasury stock under our repurchase program and $6,818 used for payment of shares that were tendered in the 2009 Tender Offer but were not delivered and paid for until 2010. These uses of cash were offset by proceeds of $57,168 from the exercise of stock options and a related excess tax benefit on stock-based awards of $14,003. Cash used in financing activities during the nine months ended September 30, 2009 principally related to the repurchases of our 1.75% Notes and our 3 1/8% Notes in the aggregate of $123,857. This use of cash was partially offset by proceeds of $30,004 from the exercise of stock options.

Also included in our consolidated statements of cash flows for the nine months ended September 30, 2009 were cash flows (used in) provided by discontinued operations. Included in cash flows from discontinued operations during the nine months ended September 30, 2010 and 2009 is the receipt of $1,043 and $25,295, respectively, of reimbursements from our Director & Officer insurance carriers, offset by $17,166 and $29,456 in payments made in the 2010 and 2009 periods, respectively, in connection with the defense costs of the former officers and directors of our former EPS subsidiary in connection with the investigation by the United States Attorney for the District of South Carolina and the SEC. For additional information, see “Introduction — Background Information on Certain Transactions and other Significant Developments —

Directors & Officers Liability Insurance Coverage Litigation” and “— Indemnification Obligations to Former Officers and Directors of EPS.” Also included within the cash flows from our discontinued operations during the nine months ended September 30, 2009 is an aggregate $13,434 related to our Porex and LBB operations, through the date when the discontinued operations were divested.

Potential future uses of cash include redemptions or additional repurchases of our convertible notes, additional repurchases of our common stock and our anticipated 2010 capital expenditure requirements for the full year which we currently estimate to be up to $35,000. Our anticipated capital expenditures relate to expansion of our facilities and improvements that will be deployed across our public and private portal Websites in order to enable us to service future growth in unique users and page views, as well as to create new sponsorship areas for our customers, and to improve the systems used to provide our private portal applications.

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

•	Our public portals and mobile applications face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. We compete for users with online services and Websites that provide health-related information, including both commercial sites and not-for-profit sites. We compete for advertisers and sponsors with: health-related Websites; general purpose consumer Websites that offer specialized health sub-channels; other high-traffic Websites that include both healthcare-related and non-healthcare-related content and services; search engines that provide specialized health search; and advertising networks that aggregate traffic from multiple sites. Our public portals also face competition from offline publications and information services.

•	Our private portals compete with: providers of healthcare decision-support tools and online health management applications, including personal health records; wellness and disease management vendors; and health information services and health management offerings of healthcare benefits companies and their affiliates.

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

Failure to maintain and enhance the “WebMD” brand could have a material adverse effect on our business

We believe that the “WebMD” brand identity that we have developed has contributed to the success of our business and has helped us achieve recognition as a trusted source of health and wellness information. We also believe that maintaining and enhancing that brand is important to expanding the user base for our public portals, to our relationships with sponsors and advertisers, and to our ability to gain additional employer and healthcare payer clients for our private portals. We have expended considerable resources on establishing and enhancing the “WebMD” brand and our other brands, and we have developed policies and procedures designed to preserve and enhance our brands, including editorial procedures designed to provide quality control of the information we publish. We expect to continue to devote resources and efforts to maintain and enhance our brands. However, we may not be able to successfully maintain or enhance our brands, and events outside of our control may have a negative effect on our brands. If we are unable to maintain or enhance our brands, and do so in a cost-effective manner, our business could be adversely affected.

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

Our failure to attract and retain qualified executives and employees may have a material adverse effect on our business

Our business depends largely on the skills, experience and performance of key members of our management team. We also depend, in part, on our ability to attract and retain qualified writers and editors, software developers and other technical personnel and sales and marketing personnel. Competition for qualified personnel in the healthcare information services and Internet industries is intense. We cannot assure you that we will be able to hire or retain a sufficient number of qualified personnel to meet our requirements, or that we will be able to do so at costs that are acceptable to us. Failure to do so may have an adverse effect on our business.

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

We may be unsuccessful in our efforts to increase advertising and sponsorship revenue from consumer products companies

Most of our advertising and sponsorship revenue has, in the past, come from pharmaceutical, biotechnology and medical device companies. We have been focusing on increasing sponsorship revenue from consumer products companies that are interested in communicating health-related or safety-related information about their products to our audience. However, while many consumer products companies are increasing the portion of their promotional spending used on the Internet, we cannot assure you that these advertisers and sponsors will find our consumer Websites to be as effective as other Websites or traditional media for promoting their products and services. If we encounter difficulties in competing with the other alternatives available to consumer products companies, this portion of our business may develop more slowly than we expect or may fail to develop. In addition, revenues from consumer products companies are more likely to reflect general economic conditions, and to be reduced to a greater extent during economic downturns or recessions, than revenues from pharmaceutical, biotechnology and medical device companies.

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

We may be subject to claims brought against us as a result of content we provide

Consumers access health-related information through our online services, including information regarding particular medical conditions and possible adverse reactions or side effects from medications. If our content, or content we obtain from third parties, contains inaccuracies, it is possible that consumers, employees, health plan members or others may sue us for various causes of action. Although our Websites and mobile applications contain terms and conditions, including disclaimers of liability, that are intended to reduce or eliminate our liability, the law governing the validity and enforceability of online agreements and other electronic transactions is evolving. We could be subject to claims by third parties that our online agreements with consumers and physicians that provide the terms and conditions for use of our public or private portals or mobile applications are unenforceable. A finding by a court that these agreements are invalid and that we are subject to liability could harm our business and require costly changes to our business.

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

Our online services are dependent on the development and maintenance of the Internet infrastructure

Our ability to deliver our online services is dependent on the development and maintenance of the infrastructure of the Internet by third parties. The Internet has experienced a variety of outages and other delays as a result of damages to portions of its infrastructure, and it could face outages and delays in the future. The Internet has also experienced, and is likely to continue to experience, significant growth in the number of users and the amount of traffic. If the Internet continues to experience increased usage, the Internet infrastructure may be unable to support the demands placed on it. In addition, the reliability and performance of the Internet may be harmed by increased usage or by denial-of-service attacks. Any resulting interruptions in our services or increases in response time could, if significant, result in a loss of potential or existing users of and advertisers and sponsors on our Websites and, if sustained or repeated, could reduce the attractiveness of our services.

Customers who utilize our online services depend on Internet service providers and other Website operators for access to our Websites. All of these providers have experienced significant outages in the past and could experience outages, delays and other difficulties in the future due to system failures unrelated to our systems. Any such outages or other failures on their part could reduce traffic to our Websites.

Third parties may challenge the enforceability of our online agreements

The law governing the validity and enforceability of online agreements and other electronic transactions is evolving. We could be subject to claims by third parties that the online terms and conditions for use of our Websites, including disclaimers or limitations of liability, are unenforceable. A finding by a court that these terms and conditions or other online agreements are invalid could harm our business.

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

Recently enacted federal health care reform legislation could adversely affect our healthcare industry customers and clients, causing them to reduce expenditures, including expenditures for our services

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (which we refer to as the Reform Legislation), was signed into law in March 2010. The Reform Legislation makes extensive changes to the system of healthcare insurance and benefits in the U.S. In general, the Reform Legislation seeks to reduce healthcare costs and decrease the number of uninsured legal U.S. residents by, among other things, requiring individuals to carry, and certain employers to offer health insurance or be subject to penalties. The Reform Legislation also imposes new regulations on health insurers, including guaranteed coverage requirements, prohibitions on certain annual and all lifetime limits on amounts paid on behalf of or to plan members, increased restrictions on rescinding coverage, establishment of minimum medical loss ratio requirements, a requirement to cover preventive services on a first dollar basis, the establishment of state insurance exchanges and essential benefit packages, and greater limitations on how health insurers price certain of their products. The Reform Legislation also contains provisions that will affect the revenues and profits of pharmaceutical and medical device companies, including new taxes on certain sales of their products.

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

medical devices. If the Food and Drug Administration (FDA) or the Federal Trade Commission (FTC) finds that any information on The WebMD Health Network, in our mobile applications, or in WebMD the Magazine violates applicable regulations, they may take regulatory or judicial action against us and/or the advertiser or sponsor of that information. State attorneys general may also take similar action based on their state’s consumer protection statutes. Any increase or change in regulation of drug or medical device advertising and promotion could make it more difficult for us to contract for sponsorships and advertising. We cannot predict what actions the FDA or industry participants may take in the future. It is also possible that new laws would be enacted that impose restrictions on such advertising. In addition, recent private industry initiatives have resulted in voluntary restrictions, which advertisers and sponsors have agreed to follow. Our advertising and sponsorship revenue could be materially reduced by additional restrictions on the advertising of prescription drugs and medical devices to consumers, whether imposed by law or regulation or required under policies adopted by industry members.

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

Internet user privacy, personal data security and the use of consumer information to track online activities are major issues both in the United States and abroad. For example, in February 2009, the FTC published Self-Regulatory Principles to govern the tracking of consumers’ activities online in order to deliver advertising targeted to the interests of individual consumers (sometimes referred to as behavioral advertising). These principles serve as guidelines to industry. In addition, there is the possibility, supported by certain public statements, that the FTC may revise or eliminate the principles in favor of a more restrictive approach for companies that utilize behavioral advertising. In addition, there is a possibility of legislation, regulations and increased enforcement activities relating to privacy and behavioral advertising. A number of bills have been introduced in Congress in recent months that, if passed in their current or modified forms, could impose substantial new regulations on online behavioral advertising activities. We have privacy policies posted on our Websites that we believe comply with existing applicable laws requiring notice to users about our information collection, use and disclosure practices. We also notify users about our information collection, use and disclosure practices relating to data we receive through offline means such as paper health risk assessments. Moreover, we take steps to reasonably protect certain sensitive personal information we hold. We cannot assure you that the privacy policies and other statements we provide to users of our products and services, or our practices will be found sufficient to protect us from liability or adverse publicity in this area. A determination by a state or federal agency or court that any of our practices do not meet applicable standards, or the implementation of new standards or requirements, could adversely affect our business.

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

Government regulation and industry initiatives could adversely affect the volume of sponsored online CME programs implemented through our Websites or require changes to how Medscape, LLC offers CME

CME activities may be subject to government oversight or regulation by Congress, the FDA, HHS, and state regulatory agencies. Medscape, LLC and/or the sponsors of the CME activities that Medscape, LLC accredits may be subject to enforcement actions if any of these CME activities are deemed improperly promotional, potentially leading to the termination of sponsorships.

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

Our business will suffer if we fail to successfully integrate acquired businesses and technologies or to assess the risks in particular transactions

We have in the past acquired, and may in the future acquire, businesses, technologies, services, product lines and other assets. The successful integration of the acquired businesses and assets into our operations, on a cost-effective basis, can be critical to our future performance. The amount and timing of the expected benefits of any acquisition, including potential synergies between our company and the acquired business, are subject to significant risks and uncertainties. These risks and uncertainties include, but are not limited to, those relating to:

•	our ability to maintain relationships with the customers of the acquired business;

•	our ability to retain or replace key personnel of the acquired business;

•	potential conflicts in sponsor or advertising relationships or in relationships with strategic partners;

•	our ability to coordinate organizations that are geographically diverse and may have different business cultures; and

•	compliance with regulatory requirements.

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

Changes in prevailing interest rates have historically caused the fair value of certain of our investments to fluctuate, such as our investments in auction rate securities that generally bear interest at rates indexed to LIBOR. However, as our investments in auction rate securities were sold for cash in April 2010, future changes in interest rates will not impact the value of these investments. The fair values of our cash and money market investments, which approximate $352.2 million at September 30, 2010, are not subject to changes in interest rates.

The 3 1/8% Notes that we have issued have fixed interest rates; changes in interest rates will not impact our financial condition or results of operations.

ITEM 4.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of September 30, 2010.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in WebMD’s internal control over financial reporting occurred during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting, except that as a result of a change to a new third-party provider of recordkeeping and administrative services for its equity compensation plans in July 2010, certain processes and procedures of WebMD relating to equity compensation matters have changed. These changes were made because of the change in third-party provider and were not in response to any identified deficiency or weakness in WebMD’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	Legal Proceedings

The information relating to legal proceedings contained in Note 10 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report is incorporated herein by this reference.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by WebMD during the three months ended September 30, 2010 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

	Total Number			Total Number of Shares	Approximate Dollar Value of Shares
	of Shares		Average Price	Purchased as Part of Publicly	that May Yet Be Purchased Under
Period	Purchased(1)		Paid per Share	Announced Plans or Programs(2)	the Plans or Programs(3)

07/01/10 - 07/31/10	—		$—	—	$15,085,946
08/01/10 - 08/31/10	395		$50.94	—	$171,085,946
09/01/10 - 09/30/10	3,000,097	(2)	$52.00	3,000,000	$15,085,946

Total	3,000,492		$52.00	3,000,000

(1)	Includes the following number of shares withheld from WebMD Restricted Common Stock that vested during the respective periods in order to satisfy withholding tax requirements related to the vesting of the awards: 395 in August and 97 in September. The value of these shares was determined based on the closing price of WebMD Common Stock on the date of vesting.

(2)	WebMD purchased 3,000,000 shares of WebMD Common Stock at $52.00 per share pursuant to a tender offer announced in August 2010 and completed in September 2010. For additional information see Note 8 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report.

(3)	In each period, $15,085,946 relates to the repurchase program that WebMD announced in December 2008, at which time WebMD was authorized to use up to $30 million to purchase shares of its common stock from time to time. For additional information see Note 8 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report. The remainder in August relates to the authorization to purchase, at $52.00 per share, 3,000,000 shares of WebMD Common Stock pursuant to the tender offer referred to above in footnote 2 to this table, for a total purchase price of $156,000,000.

ITEM 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WebMD Health Corp.

By:	/s/ Anthony Vuolo
Anthony Vuolo
Chief Operating Officer and
Chief Financial Officer

Date: November 9, 2010

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))
3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))
4.1	WebMD Health Corp. Amended and Restated 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 27, 2010)*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1	Section 1350 Certification of Chief Executive Officer of Registrant
32.2	Section 1350 Certification of Chief Financial Officer of Registrant
99.1	Explanation of Non-GAAP Financial Measures

*	Agreement relates to executive compensation.

E-1