Form 10-K
period 2010-12-31
WebMD Health Corp.
filed 2011-03-01
CIK 1326583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐     No ☑

As of June 30, 2010, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $2,531,640,000 (based on the closing price of the Common Stock of $46.43 per share on that date, as reported on the Nasdaq Global Select Market and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates).

As of February 24, 2011, there were 59,512,495 shares of Common Stock outstanding (including unvested shares of restricted Common Stock).

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s definitive proxy statement to be filed with the Commission relating to the registrant’s 2011 Annual Meeting of Stockholders is incorporated by reference into Part III.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. The following important risks and uncertainties could affect our future results, causing those results to differ materially from those expressed in our forward-looking statements:

•	failure to achieve sufficient levels of usage of our public and private portals and mobile platforms;

•	the inability to successfully deploy new or updated applications or services;

•	competition in attracting consumers and healthcare professionals to our public portals and mobile platforms;

•	competition for advertisers and sponsors for our public portals and mobile platforms;

•	failure to preserve and enhance the “WebMD” brand and our other brands;

•	events or conditions that have a negative effect on promotional or educational spending by pharmaceutical and biotechnology companies or on the portion of that spending used for Internet-based services like ours;

•	the inability to attract and retain qualified personnel;

•	adverse economic conditions and disruptions in the capital markets;

•	adverse changes in general business or regulatory conditions affecting the healthcare, information technology and Internet industries; and

•	the Risk Factors described in Item 1A of this Annual Report.

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

DEFINITIONS OF CERTAIN MEASURES

In this Annual Report, we provide information regarding usage of The WebMD Health Network that we have determined using internal technology that identifies and monitors usage by individual computers and other electronic devices used to access the Internet (which we refer to, collectively, as electronic devices). As used in this Annual Report:

•	A “unique user” or “unique visitor” during any calendar month is an individual electronic device that accesses a page in The WebMD Health Network during the course of such calendar month, as determined by our tracking technology. Accordingly, with respect to such calendar month, once an individual electronic device accesses a page in The WebMD Health Network, that electronic device will generally be included in the total number of unique users or visitors for that month. Similarly, with respect to any calendar month, an electronic device accessing a specific public portal, Website or mobile property in The WebMD Health Network (which we refer to as a “WebMD Destination”) may only be counted once as a single unique user or visitor regardless of the number of times such electronic device accesses that WebMD Destination or the number of individuals who may use such electronic device. However, if that electronic device accesses more than one WebMD Destination within The WebMD Health Network during a calendar month, it will be counted once for each such WebMD Destination. An electronic device that does not access any WebMD Destination during a particular calendar month is not included in the total number of unique users or visitors for that calendar month, even if such electronic device has, in the past, accessed one or more WebMD Destinations. In addition, if an electronic device blocks our tracking technology, it will be counted as a unique user or visitor in a particular month each time it visits a WebMD Destination.

•	A “page view” is a page that is viewed on an electronic device. The number of “page views” in The WebMD Health Network is not limited by its number of unique users or visitors. Accordingly, each unique user or visitor may generate multiple page views.

•	With respect to any given time period, “aggregate page views” are the total number of “page views” during such time period on The WebMD Health Network as a whole.

Third party services that measure Internet usage may provide different usage statistics than those reported by our internal tracking technology. These differences may occur as a result of differences in methodologies applied and differences in measurement periods. For example, third party services typically apply their own proprietary methods of calculating usage, which may include surveying users and estimating site usage based on surveys, rather than based upon tracking such usage.

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

Overview of Our Businesses

We are a leading provider of health information services to consumers, physicians and other healthcare professionals, employers and health plans through our public and private online portals, mobile platforms and health-focused publications. The online healthcare information, decision-support applications and communications services that we provide:

•	enable consumers to obtain detailed information on health and wellness topics or on a particular disease or condition, to locate physicians, to store individual healthcare information, to assess their personal health status, to receive periodic e-newsletters and alerts on topics of individual interest, and to participate in online communities with peers and experts;

•	enable physicians and other healthcare professionals to access clinical reference sources, to stay abreast of the latest clinical information, to learn about new treatment options, to earn continuing medical education (or CME) and continuing education (or CE) credit and to communicate with peers; and

•	enable employers and health plans to provide their employees and plan members with access to personalized health and benefit information and decision-support technology that helps them make more informed benefit, provider and treatment choices.

Public Portals.  The WebMD Health Network includes www.WebMD.com (which we sometimes refer to as WebMD Health), our primary public portal for consumers, and www.Medscape.com (which we sometimes refer to as Medscape from WebMD), our primary public portal for physicians and other healthcare professionals, as well as other sites through which we provide our branded health and wellness content, tools and services and select third party sites that WebMD supports. The WebMD Health Network does not include our private portals for employers and health plans, which are described below. In 2010, The WebMD Health Network had an average of approximately 83 million unique users per month and generated more than 7 billion aggregate page views, and WebMD-owned sites accounted for approximately 80% of the unique users and approximately 91% of the page views.

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

Our public portals generate revenue primarily through the sale of advertising and sponsorship products, as well as CME services. We do not charge user fees for access to our public portals. We develop sponsored programs that target specific groups of health-involved consumers, clinically active physicians and other healthcare professionals and place these programs on the most relevant areas of The WebMD Health Network so that our advertisers and sponsors are able to reach, educate and inform these target audiences. Our advertisers and sponsors consist primarily of pharmaceutical, biotechnology and medical device companies and consumer products companies whose products relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention. We also generate revenue through the sale of advertising in WebMD the Magazine, a consumer publication that we distribute free of charge to physicians for use in their office waiting rooms. In addition, we generate revenue from the sale of certain information products.

Private Portals.  For more than a decade, our WebMD Health Services business has helped employers and health plans improve the health of their employee and plan member populations and reduce healthcare costs. We license an integrated health and benefits management platform, including an online personal health record application, to employers and health plans for use by their employees and plan members through convenient online portals. Our private portals provide a secure, personalized user experience that integrates individual user data and plan-specific data from our employer or health plan clients with our informational and decision-support services. These portals, which are typically accessed through a client’s Website or intranet, are presented to each employee or plan member as a personal home page, with direct access to relevant content, tools and other resources specific to the individual’s eligibility, coverage and health profile. Our private portal services enable employees and health plan members to make more informed benefit, treatment and provider decisions. We also provide related services for use by employees and plan members, including lifestyle education and personalized telephonic health coaching that help them positively change their health behaviors and live healthier lives.

We generate revenue from our private portals primarily through the licensing of our products to employers and health plans, either directly or through distribution relationships with employee benefits outsourcing companies, employee benefits consultants and other companies that assist employers in purchasing or managing employee benefits. We offer telephone coaching services on a per participant basis across a population (employer or plan). Our private portals do not display or generate revenue from advertising or sponsorship.

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

Owned Websites.  The following provides a brief description of the WebMD-owned public portals in The WebMD Health Network:

Consumer Portal Site	Description

www.webmd.com	WebMD Health, our flagship consumer portal.
www.medicinenet.com	A health information site for consumers offering content that is written and edited by practicing physicians, including an online medical dictionary with thousands of medical terms.
www.rxlist.com	An online drug directory with over 2,000 drug monographs, which are comprehensive descriptions of pharmaceutical products (including chemical name, brand names, molecular structure, clinical pharmacology, directions and dosage, side effects, drug interactions and precautions).
www.emedicinehealth.com	A health information site for consumers offering articles written and edited by physicians for consumers, including first aid and emergency information that is also accessible at firstaid.webmd.com.
Professional Portal Site
www.medscape.com	Medscape from WebMD, our flagship Website for physicians and other healthcare professionals.
www.medscape.org	Medscape Education, the Website through which Medscape, LLC distributes online CME and CE to physicians and other healthcare professionals.
www.theheart.org	One of the leading cardiology Websites, known for its depth and breadth of content in this area.

Third Party Sites.  The WebMD Health Network also includes certain third party Websites that WebMD supports, including drugs.com, which became part of The WebMD Health Network on January 1, 2010. drugs.com provides comprehensive and up-to-date information on prescription drugs, over-the-counter medicines and natural products.

Consumer Portals

Introduction.  The Internet has fundamentally changed the way consumers obtain information, enabling them to have immediate access to searchable information and dynamic interactive content. Healthcare consumers increasingly seek to educate themselves online about their healthcare-related issues, motivated in part by the larger share of healthcare costs they are being asked to bear due to changes in the benefit designs being offered by health plans and employers. Our goal is to provide consumers with an objective and trusted source of information and online tools that help them play an active role in managing their health. In the past several years, video and multimedia applications have become an important part of what users expect from

Internet sites. In addition, consumers are increasingly using the Internet to access social media as a means to communicate and exchange information, including regarding health and wellness. We have invested and intend to continue to invest in software and systems that allow us to meet the demands of our users and sponsors, including customized content management and publishing technology to deliver interactive content, multimedia programming and personalized health applications that engage our users.

Overview of Content and Service Offerings.  WebMD Health and the other consumer portals in The WebMD Health Network provide our users with information, tools and applications in a variety of content formats. These content offerings include access to news articles and features, special reports, interactive guides, originally produced videos, self-assessment questionnaires, expert led Q&As, community discussions, and encyclopedic references. Our in-house staff, which includes professional writers, editors, designers, board-certified physicians and other healthcare professionals, creates content for The WebMD Health Network. Our in-house staff is supplemented by medical advisors and authors from widely respected academic and clinical institutions. The news stories and other original content and reporting presented in The WebMD Health Network are based on our editors’ selections of the most important and relevant public health events occurring on any given day, obtained from an array of credible sources, including peer-reviewed medical journals, medical conferences, federal or state government actions and materials derived from interviews with medical experts. We offer searchable access to the full content of our Websites, including licensed content and reference-based content.

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

Key Features of WebMD Health.  WebMD Health includes the following key features:

Feature	Description

WebMD News Center	Daily health news articles that are written by health journalists and reviewed by our professional staff. Content focuses on “news you can use” and the article topics reflect national news stories of interest in the popular media that day with original perspective from health and medical experts.
WebMD Editorial Features	Comprehensive content focusing on major health issues that are in the news or otherwise contemporary, with emphasis on health trends and national health issues.
WebMD Daily	Originally produced multi-media content served on our custom video player. WebMD Daily delivers a three to five minute health-related video of real patient stories and expert interviews, among other things, and includes narration, graphics and links to additional content on a given health topic. Sponsors are able to stream promotional messages within the video feature itself and within the surrounding viewing area.

Feature	Description

WebMD Health Centers	WebMD Health Centers are centralized locations for content and services for both WebMD Health editorial offerings and sponsor offerings focusing on topics related to health, wellness and lifestyle. Each Health Center features newly organized and medically reviewed information and enables the user to easily locate the top articles, news, community features and health assessments for each topic. We also provide users an alphabetical listing of all Health Centers and other collections of articles, organized by specific health conditions and concerns, known as Health A-Z.
WebMD Health Guides	Anchored within each Health Center, WebMD Health Guides are designed to guide users through the most current symptom, diagnosis, treatment and care information related to a particular health topic. These guides were created by our editorial staff of professional health writers in collaboration with our proprietary physician network.
WebMD Videos A-Z	Included in the Health Centers are broadcast-quality health videos featuring real stories and expert interviews.
Slideshows	Our slideshows are designed to educate users on specific conditions and other health topics in an engaging, visually rich format.
General Medical Information	Our medical library allows consumers to research information relating to diseases and common health conditions by providing searchable access and easy-to-read content, including:
— self-care articles
— drug and supplement references from leading publications, including First Data Bank®
— clinical trials and research study information
— a patient’s guide to medical tests
— interactive, illustrated presentations that visually explain common health conditions and diseases
— a medical dictionary
— doctors’ views on important health topics.

For a description of the access we provide to health information from the U.S. Food and Drug Administration, see “— Content Sharing and Marketing Relationships” below.

Our programming platform has made interactive and video integration a fundamental part of the WebMD user experience throughout our sites. The newest video experiences include Community TV, which features WebMD community experts and members discussing health related topics in an engaging and visually interactive format.

Decision-Support Services and Other Online Tools.  Our decision-support services and other online tools help consumers make better-informed decisions about treatment options, health risks and healthcare providers, and assist consumers in their management and monitoring, on an ongoing basis, of personal health goals, specific conditions and treatment regimens.

Feature	Description

WebMD HealthCheck	Clinical, algorithm-based self assessments for major conditions yielding a personalized risk score based upon the user’s individual characteristics (e.g., gender, age, behavioral risks, heredity), along with customized recommendations for further education, potential treatment alternatives and a summary report to share with the user’s physician.
WebMD Symptom Checker	An interactive graphic interface with advanced clinical decision-support rules that allow users to pinpoint potential conditions associated with their physical symptoms, gender and age. The Symptom Checker was created by an experienced group of physicians trained in the development of clinical decision-support applications.
Healthy Eating and Diet	An educational channel focusing on diet, food, and fitness, designed to help users attain their goals in personal health, fitness and weight management. The channel includes expert interviews, diet assessment, a personal planner (the Food and Fitness Planner), a food database for nutritional information, as well as calculators, portion help, and a member area for discussion boards, blogs and user support. The Food and Fitness Planner also provides users with journaling capability to further support their nutritional goals.
First Aid & Emergencies	Directs users to educational and treatment information that may be useful in the event of certain medical emergencies. Also included in this resource is a First Aid A-Z glossary of terms.
Tests & Tools	Provides access to interactive calculators and quizzes to assess or demonstrate health topics, including a target heart rate calculator, body mass index calculator, pregnancy calculator and ovulation calendar.
Slideshows	Our slideshows are designed to educate users on specific conditions and other health topics in an engaging, visually rich format.
Drugs & Treatments	Users can search for information about prescription and over-the-counter medications by brand or generic name, or by condition. We also recently launched Drug Insights, a community product that allows consumers to anonymously review and share their personal experiences with individual prescription products.
WebMD Physician Finder	Enables users to find and make an appointment with a physician based on the physician or practice name, specialty, zip code and distance.

Feature	Description

WebMD Health Manager	A free online service featuring a personal health record (a secure application that assists consumers in gathering, storing, and sharing essential health data in one centralized location), secure message center, personal health risk assessments for overall health, condition-specific trackers, medication summaries, health calendar with reminders and alerts, printable health emergency card, family member health record keeping, weight loss, fitness and smoking cessation programs, and fully personalized e-newsletter.

Membership; The WebMD Community.  We also provide interactive communication services to our registered members. For example, members can opt-in to receive e-newsletters on health-related topics or specific conditions and to access topic-specific events and online communities. Our online communities allow our members to participate in real-time discussions in chat rooms or on message boards, where they can share experiences and exchange information with other members who share common health conditions or concerns. There are no membership fees and no usage charges for our consumer portals.

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

WebMD for iPhone and WebMD for iPad.  WebMD for iPhone and WebMD for iPad are free applications that allow consumers to access certain WebMD tools on an iPhone or iPad, including Symptom Checker, First Aid, and Pill Identifier applications. For descriptions of these tools, see “— Decision-Support Services and Other Online Tools” above. These applications also provide other health content, including:

•	information about specific health conditions, including potential causes, treatments, and related symptoms;

•	searchable databases containing information on drugs, supplements and vitamins; and

•	local health listings, allowing consumers to find the nearest physician, hospital or pharmacy based on current location or to search the listings by city, state or zip code.

As of December 31, 2010, these applications had been downloaded a total of approximately 3.5 million times. WebMD also provides the entire mobile audience with access to our content and tools through our new mobile site at www.m.webmd.com.

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

Professional Portals

Introduction.  The Internet has become a primary source of information for physicians and other healthcare professionals, and is growing relative to other sources, such as conferences, meetings and offline journals. Our professional portals, which we refer to as The WebMD Professional Network and which includes Medscape from WebMD, Medscape Education and theheart.org, received an average of over two million U.S. physician visits per month in 2010. There are no membership fees and no general usage charges for our professional portals. However, users must register to access the full array of content and features of our professional portals. We generate revenue from our professional portals by selling advertising and sponsorship programs primarily to companies that wish to reach physicians and other healthcare professionals. We also generate revenue through educational grants.

Medscape from WebMD.  Medscape from WebMD (www.medscape.com), the flagship site in The WebMD Professional Network, provides physicians and other healthcare professionals with comprehensive resources across more than 30 different medical specialty areas, including:

•	timely medical news relating to a variety of specialty areas and coverage of professional meetings and conferences;

•	full-text medical journal articles and reference content, including a comprehensive drug reference; and

•	video and written commentary from leading medical experts.

Medscape from WebMD’s original content includes daily medical news, commentary, conference coverage, and expert columns written by our in-house news team and authors from widely respected academic and clinical institutions and edited and managed by our in-house editorial staff. We regularly produce in-depth interviews with medical experts and newsmakers, and provide alerts on critical clinical issues, including pharmaceutical recalls and product advisories. Medscape from WebMD also provides access to wire service stories and other news-related content. Medscape from WebMD develops the majority of its content internally and supplements that with third party content in areas such as drug information and full-text journal articles. For a description of the access that Medscape from WebMD provides to information from The Centers for Disease Control and Prevention, see “— Content Sharing and Marketing Relationships” below.

Medscape from WebMD is organized by physician specialty and profession, and also includes areas for nurses, pharmacists, medical students, and members interested in medical policy and business of medicine topics. Registration by users enables us to deliver medical content targeted to their specialty and areas of interest, based on information they provide in their registration profiles. The registration process also enables professional members to choose a home page tailored to their medical specialty or interests. Medscape from WebMD members receive MedPulse®, a weekly e-mail newsletter, which is published in more than 30 specialty-specific editions and highlights new information on the Medscape from WebMD site.

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

theheart.org Cardiology Site. theheart.org (www.theheart.org) is one of the leading cardiology Websites, known for its depth and breadth of content in this area. theheart.org’s content includes the award-winning Heartwire news service, which covers breaking news across all the major subspecialties of cardiology. theheart.org also provides extensive video commentary from leading cardiologists, including in-depth panel discussions at the conclusion of major cardiology meetings. CME activities on theheart.org are developed and certified by Medscape, LLC or an accredited third party.

Continuing Medical Education (CME).  Medscape Education (www.medscape.org) is the primary Website through which our ACCME-accredited CME provider, Medscape, LLC, distributes online CME and CE to physicians and other healthcare professionals. The ACCME (the Accreditation Council for Continuing Medical Education) accredits and oversees providers of CME credit, as described under “Government Regulation, Industry Standards and Related Matters — Regulation and Accreditation of Continuing Medical Education” below. Medscape is also accredited as a provider of continuing nursing education by the American Nurses Credentialing Center’s Commission on Accreditation and as a provider of continuing pharmacy education by the Accreditation Council for Pharmacy Education.

Medscape Education offers a wide selection of free, regularly updated online CME and CE activities designed to educate healthcare professionals about important diagnostic and therapeutic issues, including both original CME and CE activities that it develops as well as activities developed and accredited by third parties. Medscape Education educational activities are supported by independent educational grants provided by pharmaceutical and medical device companies, as well as foundations and government agencies. The following are some of the types of educational activities on Medscape Education:

•	CME Circle. Third party CME activities, including symposia, monographs and CD-ROMs.

•	CME Live. Original online events featuring live streaming video, audio and synchronized visual presentations by experts on key topics and conditions.

•	CME Cases. Original CME activities presented by healthcare professionals in a patient case format.

•	Resource Centers. Grant-based collections of CME-certified content on the diagnosis and treatment of medical conditions.

Physician Connect.  Physician Connect, our social networking platform for physicians, allows them to exchange information online on a range of topics, including patient care, drug information, healthcare-related legislation and practice management. Physicians can also create polls to assess the opinions of their colleagues on a range of topics. We also offer third parties the opportunity to sponsor Physician Connect discussions and polls so that they can gain insights into physicians’ attitudes and opinions of interest. As of January 31, 2011, Physician Connect had attracted more than 150,000 physician members, a subset of Medscape’s physician membership. Medscape from WebMD also offers a variety of sponsored and unsponsored blogs where healthcare professionals can share their thoughts and opinions with the Medscape from WebMD community.

Medscape Mobile.  Medscape Mobile is a free mobile application for physicians that includes:

•	a drug reference database for researching prescribing and safety information on over 8,000 brand-name, generic and over-the counter (OTC) drugs, including herbals and supplements;

•	a drug interaction checker that identifies interactions for a combination of up to 30 drugs, herbals and/or supplements with detailed information from minor to contraindicated interactions;

•	clinical reference and treatment guides with information on nearly 3,400 diseases and conditions, enhanced with thousands of images;

•	step-by-step instructions for more than 600 clinical procedures, many with video;

•	daily professional medical news articles from Medscape Medical News across more than 30 specialties;

•	continuing Medical Education (CME) covering hundreds of topics across more than 30 specialty areas;

•	professional directories with search and email capabilities for more than 460,000 physicians, 6,000 hospitals and 57,000 pharmacies.

Medscape Mobile also provides off-line access to reference content, treatment guides and drug interaction checker for times when there is no Internet access.

Medscape Mobile was launched for iPhone® and iPod touch® users in 2009, for Blackberry® users in April 2010 and for iPadtm and Androidtm users in January 2011. As of December 31, 2010, Medscape Mobile had attracted approximately 700,000 registered users. Medscape Mobile was named the most downloaded free Medical app of the year for iPhone by Apple on its iTunes Rewind 2010 featured list of apps.

Advertising and Sponsorship

Overview.  We believe that The WebMD Health Network offers an efficient means for advertisers and sponsors to reach a large audience of health-involved consumers, clinically-active physicians and other healthcare professionals or to target specific groups of consumers, physicians and other healthcare professionals based on their interests or specialties with placements in relevant locations on our portals or in our e-newsletters. See “User Privacy and Trust — Policies Regarding Advertisements, Sponsorships and Promotions” below for information regarding the policies we apply to advertisements and sponsored content on our public portals, including policies designed to make a clear distinction between the news stories, articles and other content that we create or license and the promotional information that comes from our sponsors.

Currently, the majority of our advertisers and sponsors are pharmaceutical, biotechnology or medical device firms or consumer products companies whose products relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention. These companies currently spend only a small portion of their marketing and educational budgets on online media. However, we expect their online spending to increase as a result of increased recognition of its potential advantages over offline marketing and educational activities.

Our public portal services are typically priced at an aggregate price that takes into account the overall scope of the services provided, based upon the amount of content, tools and features, the degree of customization, and achievement of agreed-upon metrics. We also sell advertising on a CPM (cost per thousand impressions) basis, where an advertiser can purchase a set amount of impressions on a cost per thousand basis. An “impression” is a single instance of an ad appearing on a Web page. Our private portals do not generate revenue from advertising or sponsorship. See “Private Portals” below.

The following are some of the types of placements and programs we offer to advertisers and sponsors:

•	Media Solutions. These are traditional online advertising solutions, such as banners, used to reach health-involved consumers and physicians and other healthcare professionals. In addition, customers can select targeted media packages, including condition-specific or specialty-specific e-newsletters, keyword searches and educational programs.

•	Sponsored Solutions. These are customized collections of articles, topics, and decision-support tools and applications, sponsored by clients and distributed within WebMD Health.

Key benefits that The WebMD Health Network offers healthcare advertisers and other sponsors include:

•	our display of more than 7 billion pages of healthcare information to users visiting our sites in 2010;

•	our ability to help advertisers and sponsors reach specific groups of consumers and physicians by specialty, product, disease, condition or wellness topic, which typically produces a more efficient and productive marketing campaign; and

•	our ability to provide advertisers and other sponsors with objective measures of the effectiveness of their online marketing, such as activity levels within the sponsored content area.

WebMD Professional Services.  We offer our customers a variety of sponsored programs that provide physicians and other healthcare professionals with information about medical conditions, treatments and products. Examples of such programs are WebMD’s custom-developed on-site destinations featuring branded or unbranded content, interactive promotional programs such as e-details, product-related emails and on-site and email newsletter media, as further described under “— Advertising and Sponsorship,” below. E-details are multi-media presentations that consist of customer-provided information on conditions and products that may be recruited for through on-site media or email. WebMD’s online solutions help increase the sales efficiencies of our pharmaceutical and medical device customers’ own direct detailing efforts. In an effort to improve operating efficiencies, some pharmaceutical companies have been reducing their field sales forces in the past several years. We believe that, in their effort to achieve greater overall marketing efficiency, pharmaceutical companies will continue to increase their use of online promotional marketing to physicians and other healthcare professionals, including e-detailing.

Sales and Marketing

Our sales, marketing and account management personnel work with pharmaceutical, medical device, biotechnology and consumer products companies to place their advertisements and other sponsored products on our public portals and in WebMD the Magazine. These individuals work closely with clients and potential clients to develop innovative ways to bring their companies and their products and services to the attention of specific groups of consumers and healthcare professionals, and to create channels of communication with these audiences. See “User Privacy and Trust — Policies Regarding Advertisements, Sponsorships and Promotions” for information regarding the policies we apply to advertisements and sponsored content on our public portals.

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

CDC.  The Centers for Disease Control and Prevention (CDC), part of the United States Department of Health and Human Services, is collaborating with WebMD on a special series of CDC Expert Commentaries, available at http://www.medscape.com/partners/cdc/public/cdc-commentary). In this series, experts from CDC offer video commentaries on current topics important to practicing clinicians, including regarding H1N1 and seasonal influenza, infection control and travel medicine. These commentaries are designed to deliver CDC’s authoritative guidance directly to WebMD’s audience of physicians, nurses, pharmacists and other healthcare professionals.

Yahoo!  In November 2007, we entered into a four year Service Agreement with a wholly owned subsidiary of Yahoo! Inc., a global Internet company, pursuant to which we have agreed to exclusively use Yahoo!’s sponsored search results product (which delivers paid advertisements in search results) across WebMD’s network of consumer sites. We have also agreed to exclusively use Yahoo!’s algorithmic Web search product. Under this agreement, we share revenues with Yahoo! based upon the amounts received by Yahoo! from advertisers for sponsored search results that appear on The WebMD Health Network, subject to certain minimum payment guarantees. At the same time, we also entered into a four year Distribution Agreement with Yahoo! pursuant to which we sell advertisements to third parties for display on Yahoo! owned and operated Websites and certain third-party Websites (which we refer to as the Yahoo! Properties). Our rights to sell such inventory are exclusive against certain other online health publishers. The Distribution Agreement includes mutual restrictions on the use of end-user data of a party received by the other party. Under the Distribution Agreement, we pay Yahoo! a specified percentage of advertising revenues for advertisements that we sell and display on the Yahoo! Properties. During the term of the Distribution Agreement, if we do not achieve certain annual minimums, Yahoo! may elect to terminate the exclusivity provisions.

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

We continue to evaluate opportunities for further international growth and, in certain markets outside of the U.S., we expect to provide some of our online services directly to healthcare professionals and, to a lesser extent, consumers.

PRIVATE PORTALS

Introduction

According to data made available by The Centers for Medicare & Medicaid Services (CMS) Office of the Actuary in January 2010, healthcare spending in the United States grew 4.0% in 2009, to $2.5 trillion (or an average of $8,086 per person), and continued to outpace overall economic growth. While the 2009 increase in healthcare spending was not as large as those a few years ago, healthcare spending as a percentage of gross domestic product continued to increase according to the CMS data, reaching 17.6% in 2009. In response to increasing healthcare costs, employers and health plans have been:

•	changing benefit plan designs to increase deductibles, co-payments and other out-of-pocket costs;

•	enhancing health management and wellness programs and providing incentives for participation in those programs; and

•	taking other steps to motivate employees and plan members to use healthcare in a cost-effective manner.

In connection with shifting greater responsibility for healthcare costs to consumers, employers and health plans are making available more health and benefits information and decision-support applications to help their employees and plan members make informed decisions about treatment options, health risks and healthcare providers. The goal is to encourage employees and plan members to take a more active role in managing their healthcare by providing relevant information, including data related to healthcare costs and quality. For more than a decade, our WebMD Health Services business has helped employers and health plans improve their population’s health and reduce healthcare costs. Through WebMD Health Services, we provide an integrated health and benefits management platform that helps employers and health plans present actionable information and applications through a convenient, custom private portal. Our online solutions complement the employer’s or payer’s existing benefit-related services and offline educational efforts. We also provide related services for use by employees and plan members, including lifestyle education and personalized telephonic health coaching that help them positively change their health behaviors and live healthier lives.

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

Our applications are typically accessed through a client’s Website or intranet and provide secure access for registered members. The portal is presented to each employee or health plan member as a personal home page, with direct access to relevant content, tools and other resources specific to the individual’s eligibility, coverage and health profile. Each member must initially register on the private portal provided, at which point a unique user identification name and passcode are assigned. We personalize the user experience by integrating: individual user data (including personal health information); plan-specific data from clients; and WebMD content, decision-support technology and personal communication services. The WebMD Insight Enginesm is the platform we use to integrate third party applications, to consolidate and analyze data from multiple sources, and to drive the delivery of personalized information for each user of the Health and Benefits Manager. The Insight Engine also powers reporting services that help employers and plans identify population health risks, track program utilization, document the impact of health promotion initiatives, and measure results of ongoing campaigns.

The Health and Benefits Manager enables registered members to access health and benefits information and decision-support technology in one location, with a common look and feel, and with a single sign-on. The WebMD Health and Benefits Manager includes the following product suites:

•	The WebMD Health Management Suite gives employees and plan members access to personalized content and tools that empower them to evaluate and manage their healthcare, motivate them to make healthier lifestyle choices, and help them improve their overall health. The Health Management Suite incorporates our WebMD HealthQuotientsm health risk assessment applications, which enable users to assess their overall health risks and to understand their unique risk factors with regard to specific conditions. The results of the health risk assessment are then used, along with the individual’s health profile and usage patterns, to give each user a personalized experience relevant to his or her specific needs and interests. Users can get consistent reinforcement from lifestyle improvement programs, health management content, and targeted health messaging. For those at low risk, educational content and lifestyle management resources reinforce good decisions and behaviors. For high-risk populations, condition management programs support productive interventions. We complement our Health Management Suite with personalized telephonic health coaching and related services. See “Telephonic Health Coaching and Related Services” below.

•	The WebMD Benefits & Financial Suite helps employees and plan members understand the financial implications of their benefits options and make more informed benefits-related purchase decisions. Using WebMD Coverage Advisorsm, they can compare costs across available health plan options based on personalized information regarding coverage alternatives, along with cost-modeling and projection utilities. WebMD HSA Advisorsm provides personalized resources to assist in determining appropriate amounts for individuals to contribute to medical savings accounts based on their profile. The Benefits & Financial Suite is integrated with WebMD Health Management Suite applications and content, so users can align their benefits choices with their personal health profile and individual financial circumstances. Cost-modeling and projection tools help users to understand and adopt the right health plan for their situation.

•	The WebMD Provider & Treatment Suite gives employees and plan members access to information and services that can help them factor quality and cost into decisions about care and treatment options. The Provider & Treatment Suite helps users analyze provider quality, identify appropriate drug and treatment choices, and understand the costs associated with their care. The WebMD Provider Selection Advisorsm included in this Suite allows users to search for healthcare providers (including physicians, hospitals, medical practices, dental providers and others) by name, specialty, location or healthcare need/situation and provides profiles and comparative information on these providers. The quality comparisons provided by this Suite are based on evidence-based measures, such as volume of patients treated for particular illnesses or procedures, mortality rates, unfavorable outcomes for specific problems, and average length of hospital stay. Our ability to provide comparative information about cost and quality depends on our ability to obtain the required data to do so, which we currently receive from a number of public and private sources, including federal and state governmental sources and the Leapfrog Group. We cannot provide assurance that we would be able to find alternative sources for this data, if needed, on acceptable terms and conditions.

•	The WebMD Health Record Suite helps employees and plan members gather, store, manage and share their essential health data. The Health Record Suite provides a secure personal health record for self-reported and professionally sourced health data, and prompts the employee or plan member with secure, personalized health alerts describing potential care or medication issues. Medical and pharmacy claims data as well as lab results can be automatically imported into individuals’ health records. In addition, the WebMD Health Record Suite allows individual users to authorize access by healthcare providers. Provider access to electronic health records encourages better communication and can reduce errors or duplications. The WebMD Health Record Suite is integrated with other suites in the WebMD Health and Benefits Manager and drives personalization in those tools. An individual’s health record is portable, independent of the specific employer or health plan. An individual can access their health record through webmd.com or the WebMD private portal of a future employer or benefit plan, using a single username/password as a secure identifier.

Whether used independently or as part of an integrated platform, these product suites help employees and health plan members become better-informed healthcare consumers.

Telephonic Health Coaching and Related Services

Lifestyle choices, including choices regarding nutrition, exercise and tobacco use, are key drivers of health and can dramatically impact risks for acquiring chronic, costly health conditions. In addition to focusing on efforts to lower the cost of healthcare services, employers and health plans are also increasingly interested in influencing demand for healthcare services by focusing on health and wellness initiatives for their employees and plan members. A significant opportunity exists to reduce healthcare spending by motivating healthier behaviors and lifestyle choices, including in the areas of nutrition, weight management, exercise, stress management and smoking. These initiatives can also provide value for employers by enhancing employee satisfaction and company culture.

We offer WebMD Health Coach, our telephonic coaching service, to private portals clients who want to motivate employees and plan members to make lasting health improvements. Our health coaches work one-on-one with employees and plan members to motivate them to improve their own health status by managing modifiable risk factors that lead to health conditions, by pursuing health conscious lifestyles, by actively seeking health and wellness knowledge and by understanding the impact of lifestyle decisions. We tailor WebMD Health Coach programs to the goals of our clients by offering different levels of coaching intensity and allowing targeting of various risk factor profiles for coaching eligibility. Individuals are notified about their eligibility to participate in telephonic health coaching under programs selected by their employer or health plan. Our telephonic health coaching services, together with our private portal services, not only can help high-risk individuals identify important risk factors and change unhealthy behaviors, but also can help moderate-risk individuals to lower their risks and those who are healthy to stay that way. In addition to telephonic coaching, we offer the following related services:

•	Online Coaching. Our online, self-directed health coaching programs focus on exercise, nutrition, smoking cessation, weight management, emotional health and stress management. These programs let individuals set and track wellness goals, learn more about their behaviors and risks and follow self-paced personal action plans to improve their health. Each program includes comprehensive education modules and interactive goal setting and experience tracking.

•	Onsite Services. We offer three types of onsite services to our employer clients: onsite wellness coordinators help to augment in-house staff; onsite health coaches that extend the telephonic coaching model to an onsite, in-person model (often delivered within an onsite clinic); and turnkey biometric screening and health fair solutions through a combination of third party vendors and our own services.

We also offer tools and services that enable employers and health plans to integrate programs from third parties, including their disease management vendors, into the programs and portal solutions we offer. Users are referred to third party services through our health risk assessment process and those services can be promoted throughout the portal or coaching experiences that we deliver.

Engagement Services

In connection with our Health and Benefits Manager and other services, we provide communications services and incentive program services to support health management system launch, to increase completion rates of the health risk assessments, and to drive ongoing utilization of health management resources and programs.

•	Communications Services. The Insight Engine enables targeted email communication campaigns that inform and motivate employees and plan members to change their behaviors and improve health status. Messages can be targeted based on health profile characteristics, demographics, or site usage, and they can be designed to raise awareness of specific resources and programs or to motivate lifestyle changes. We also provide print newsletters to provide an additional channel to motivate utilization of health programs by individuals and their dependents.

•	Rewards Programs. We assist employers and health plans to motivate their employees and members through wellness incentive programs that encourage and reward use of health management services and specific health behaviors. Our flexible rewards platform enables clients to design and manage custom rewards programs based on participation, activity or outcomes. Rewards fulfillment may include gift cards, electronic funds transfer into HSA accounts, rewards debit cards or check rewards.

Relationships with Customers

During 2010, Customers of WebMD Health Services included employers, such as International Business Machines Corporation, Metropolitan Life Insurance Company, Honda of America, The Kroger Co., Medtronic, Inc., EMC Corporation, Starbucks Corporation, Dell Inc., Walmart Stores, Inc. and Hewlett-Packard Company,

and health plans, such as Wellpoint, Inc., Blue Cross Blue Shield of Alabama, HealthNet, ConnecticutCare, Cigna and Horizon Blue Cross and Blue Shield.

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

Sales and Marketing

We market our private online portals and health coaching services to employers and health plans through a dedicated sales, marketing and account management team. Our services are also distributed through relationships with employee benefits outsourcing companies, employee benefits consultants and other companies that assist employers in purchasing or managing employee benefits.

TECHNOLOGICAL INFRASTRUCTURE

Our public portals and private portals are delivered through Websites designed to address the healthcare information needs of their users with easy-to-use interfaces, search functions and navigation capabilities. We use customized content management and publishing technology to develop, edit, publish, manage, and organize the content for our Websites. We use ad-serving technology to store, manage and serve online advertisements in a contextually relevant manner to the extent possible. We also use specialized software for delivering personalized content through the WebMD Health and Benefits Manager and, for registered members, through our public Websites. We have invested and intend to continue to invest in software and systems that allow us to meet the demands of our users and sponsors.

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

We have won numerous awards for our Websites and for specific articles. Some of the awards we have recently received include the prestigious Online Journalism Award, a Media Standard of Excellence Award from the Web Marketing Association, and an Excellence in Partnership Award from the Centers for Disease Control and Prevention.

Privacy Policies

We understand how important the privacy of personal information is to our users. Our Privacy Policies are posted on our Websites and inform users regarding the information we collect about them and about their use of our portals and our services. Our Privacy Policies also explain the choices users have about how their personal information is used and how we protect that information.

Policies Regarding Advertisements, Sponsorships and Promotions

All advertisements, sponsorships and promotions that appear on our Websites are subject to our Advertising and Promotions Policies. We do not accept advertising that, in our opinion, is not factually accurate or is not in good taste. WebMD makes a clear distinction between the news stories, articles and other content that we create or license and the promotional information that comes from our sponsors. While content from a sponsor is subject to our Advertising Policy, it is not subject to our Editorial Policy. The sponsor is responsible for the accuracy and objectivity of its content and it is not reviewed by our Editorial Department for accuracy, objectivity or balance. Sponsors may also provide funding directly to WebMD without having any control over the content. This category of content is subject to WebMD’s Editorial Policies and process for accuracy, balance, and objectivity.

Editorial Policies

General.  We are dedicated to providing quality health and wellness information and to upholding the integrity of our editorial process. The goal of our Editorial Policies is to make WebMD an objective, practical and relevant content source for health and medical information. Our original content is reviewed by physician reviewers and by our editors for accuracy, objectivity, appropriateness of medical language, and proper characterization of findings. We uphold traditional journalistic principles in reviewing and corroborating information from other sources.

Licensed Content.  When WebMD licenses health and wellness content from third-parties for publication on our site, our editors review the third-party’s editorial policies and procedures for consistency with the WebMD Editorial Policies. Our physician reviewers and other editorial staff review a representative sample of the content to ensure that the third-party implements the editorial policy and procedures reviewed by WebMD.

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

Public Portals

Our public portals and mobile applications face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors, and we expect that additional competitors will continue to enter the markets we participate in. Our consumer portals and mobile platforms compete with online services, Websites and mobile applications that provide health-related information for consumers, including both commercial ones and not-for-profit ones. These competitors include:

•	general purpose consumer Websites or search engines that offer specialized health sub-channels, including yahoo.com, msn.com, AOL.com, Google and Bing; and

•	other high traffic Websites that include healthcare-related and non-healthcare-related content and services.

Competitors to our consumer portals also include advertising networks that aggregate traffic from multiple Websites, including advertising.com (which is owned by AOL), Tribal Fusion, Undertone Networks, Ad Blade and Everyday Health. Competitors to our professional portals and mobile applications include ePocrates, Inc., Clinical Care Options, QuantiaMD, Sermo and UpToDate Inc. (which is owned by Wolters Kluwer).

Other competitors to our public portals include:

•	publishers and distributors of traditional offline media, including television, radio, books, newspapers and magazines targeted to consumers, as well as print journals and other specialized media targeted to healthcare professionals, many of which have established or may establish their own Websites or partner with other Websites;

•	offline medical conferences, CME programs and symposia;

•	vendors of e-detailing services, such as Physicians Interactive, and our clients’ own in-house detailing efforts; and

•	vendors of healthcare information and related services distributed through other means, including direct sales, mail and fax messaging.

Competitors for the attention of healthcare professionals and consumers also include public sector, non-profit and other Websites that provide healthcare information without advertising or sponsorships from third parties, such as NIH.gov, CDC.gov and AHA.org.

Private Portals

Our private portal services compete, directly or indirectly, with various types of services provided by many different types of companies, including:

•	wellness and disease management vendors, including Mayo Foundation for Medical Education and Research, StayWell Productions/MediMedia USA, Inc., Healthways, Health Dialog (which is owned by Bupa) and Alere (a division of Inverness Medical Innovations);

•	suppliers of online and offline electronic personal health records and related applications and platforms, including Medem, CapMed, Epic Systems, Microsoft, Google and a variety of other companies;

•	suppliers of other online and offline health management applications, including HealthMedia (which is owned by Johnson & Johnson), OptumHealth (which is owned by United Healthcare), A.D.A.M. Inc., and Consumer Health Interactive;

•	health information services and health management offerings of health plans and their affiliates, including Avivia Health, which is owned by Kaiser Permanente, and those of Humana, Aetna and United Healthcare; and

•	other providers of health and benefits decision-support tools and related services.

GOVERNMENT REGULATION, INDUSTRY STANDARDS AND RELATED MATTERS

Introduction

Healthcare Regulation.  The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. Most of our revenue is derived either directly from the healthcare industry or from other sources that are subject to healthcare laws and related regulations and could be affected by changes in those laws and regulations. This section of our Annual Report contains a description of healthcare laws and regulations applicable to us, either directly or through their effect on our healthcare industry customers, as well as healthcare industry standards that serve a self-regulatory function, and certain related matters. Changes in those laws, regulations and standards may create unexpected liabilities for us, may cause us to incur additional costs and may restrict our operations.

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

Other Applicable Regulation.  This section of our Annual Report also contains a description of other laws and regulations, including general consumer protection laws and Internet-related laws that may affect our businesses. Laws and regulations have been adopted, and may be adopted in the future, that address Internet-related issues, including online content, privacy, online marketing, unsolicited commercial email, taxation, pricing, and quality of products and services. Some of these laws and regulations, particularly those that relate specifically to the Internet, were adopted relatively recently, and their scope and application may still be subject to uncertainties. Interpretations of these laws, as well as any new or revised laws or regulations, could decrease demand for our services, increase our cost of doing business, or otherwise cause our businesses to suffer.

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

Information on our Websites that promotes the use of pharmaceutical products or medical devices is subject to FDA and FTC requirements as applicable and enforcement actions, and information regarding other products and services is subject to FTC requirements. If either agency finds that information on our Websites violates regulations or guidance, it may take regulatory or judicial action against us or the advertiser or sponsor of that information. State attorneys general may also take similar action based on their state’s consumer protection statutes. Areas of our Websites that could be the primary focus of regulators include pages and programs that discuss use of a regulated product or that the regulators believe may lack editorial independence from the influence of sponsoring pharmaceutical or device companies. Television broadcast advertisements that we may provide may also be subject to FTC and FDA regulation, depending on the content. The agencies place the principal burden of compliance with advertising and promotional regulations on advertisers and sponsors to make truthful, substantiated claims.

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

The FDA also regulates the safety, effectiveness, and labeling of over-the-counter (OTC) drugs either through specific product approvals or through regulations that define approved claims for specific categories of such products. The FTC regulates the advertising of OTC drugs under the section of the Federal Trade Commission Act that prohibits unfair or deceptive trade practices. The FDA and FTC regulatory framework requires that OTC drugs be formulated and labeled in accordance with FDA approvals or regulations and promoted in a manner that is truthful, adequately substantiated, and consistent with the labeled uses. OTC drugs that do not meet these requirements are subject to FDA or FTC enforcement action depending on the nature of the violation. On October 5, 2009, the FTC issued final revisions to its Guides Concerning the Use of Endorsements and Testimonials in Advertising. The FTC Guides require that advertisers disclose “material connections,” including payments and free products, between advertisers and endorsers to social media outlets, including Websites and blogs. The new Guides also require advertisers to clearly disclose results that consumers can reasonably expect from a product. Finally, the Guides impose heightened disclosure requirements for celebrity endorsers for representations made outside of the context of traditional advertisements. In addition, state attorneys general may bring enforcement actions for alleged unfair or deceptive advertising.

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

In 2009, the FDA solicited input on the issue of promoting FDA-regulated products using the internet and social media. There is a possibility that the FDA may issue a policy restricting or materially changing promotion using the Internet, social media and other sponsored health content on the internet. We cannot predict what effect any such changes would have on our business.

Regulation and Accreditation of Continuing Medical Education

Activities and information provided in the context of an independent medical or scientific educational program, often referred to as continuing medical education, or CME, usually are treated as non-promotional and fall outside the FDA’s jurisdiction. The FDA does, however, evaluate CME activities to determine whether they are independent of the promotional influence of the activities’ supporters. To determine whether a CME provider’s activities are sufficiently independent, the FDA looks at a number of factors related to the planning, content, speakers and audience selection of such activities. To the extent that the FDA concludes that such activities are not independent, such content must fully comply with the FDA’s requirements and restrictions regarding promotional activities.

Medscape, LLC distributes online CME to physicians and other healthcare professionals and is accredited by the Accreditation Council for Continuing Medical Education (ACCME), which oversees providers of CME credit. Medscape Education (www.medscape.org) and theheart.org are the Websites through which Medscape, LLC distributes online CME. If any CME activity that Medscape, LLC certifies for CME credit is considered promotional, Medscape, LLC may face regulatory action or the loss of accreditation by the ACCME. Supporters of CME activities may also face regulatory action, potentially leading to termination of support.

Medscape, LLC’s current ACCME accreditation expires in 2016. In order for Medscape, LLC to renew its accreditation, it will be required to demonstrate to the ACCME that it continues to meet ACCME requirements. If Medscape, LLC fails to maintain its status as an accredited ACCME provider (whether at the time of such renewal or at an earlier time as a result of a failure to comply with existing or additional ACCME standards), it would not be permitted to accredit CME activities for physicians. Instead, Medscape, LLC would be required to use third parties to provide such CME-related accreditation services. That, in turn, could discourage potential supporters from engaging Medscape, LLC to develop CME or education-related activities, which could have a material adverse effect on our business.

Medscape, LLC’s CME activities are planned and implemented in accordance with the Essential Areas and Elements and the Policies of the ACCME and other applicable accreditation standards. The ACCME’s standards for commercial support of CME are intended to ensure, among other things, that CME activities of ACCME-accredited providers, such as Medscape, LLC, are independent of “commercial interests,” which are defined as entities that produce, market, re-sell or distribute health care goods and services, excluding certain organizations. “Commercial interests,” and entities owned or controlled by “commercial interests,” are ineligible for accreditation by the ACCME. The standards also provide that accredited CME providers may not place their CME content on Websites owned or controlled by a “commercial interest.” In addition, accredited CME providers may not ask “commercial interests” for speaker or topic suggestions, and are also prohibited from asking “commercial interests” to review CME content prior to delivery. Further, there are limitations and requirements for CME providers using employees of a commercial interest as planners or speakers at CME events.

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

During the past several years, educational activities directed at physicians, including CME, have been subject to increased governmental scrutiny to ensure that sponsors do not influence or control the content of the activities. For example, the U.S. Senate Finance Committee conducted an investigation of the sponsorship of CME activities, including an examination of the ACCME’s role in ensuring that CME activities are independent of the influence of their supporters. The Department of Justice continues to examine CME sponsorship by manufacturers. In response, companies have developed and implemented internal controls and procedures that promote adherence to applicable regulations and requirements. In implementing these controls and procedures, supporters of CME may interpret the regulations and requirements differently and may implement varying procedures or requirements. These controls and procedures:

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

HIPAA Privacy Standards and Security Standards

The Privacy Standards and Security Standards under the Health Insurance Portability and Accountability Act of 1996 (referred to as HIPAA) establish a set of national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses and healthcare providers (sometimes referred to as “covered entities” for purposes of HIPAA). Prior to February 17, 2010, the Privacy Standards and Security Standards did not apply directly to our businesses and only covered entities were directly subject to potential civil and criminal liability under the Privacy Standards and Security Standards; as a “business associate” of covered entities, we were bound only by our contracts and agreements with those covered entities requiring us to use and disclose protected health information in a manner consistent with the Privacy Standards and Security Standards in providing services to those covered entities. However, the Health Information Technology for Economic and Clinical Health (HITECH) Act, which was enacted as part of the American Recovery and Reinvestment Act of 2009 (ARRA) strengthened and expanded the HIPAA Privacy and Security Standards and made certain provisions directly applicable to portions of our business that operate as business associates, such as those managing employee or plan member health information for employers or health plans. In connection with the sale by HLTH of its Emdeon Business Services business (or EBS), EBS agreed to license, through February 2018, certain de-identified data to HLTH for use in the development and commercialization of certain information products and services that use clinical data. We are currently using the data received under this license in our information services products.

With respect to our private portal business, HITECH requires us to report any unauthorized use or disclosure of protected health information, known as a breach, to our covered entity customers. In addition, HITECH imposes similar data breach notification requirements on vendors of personal health records that will require us to notify affected individuals and the FTC in the event of a data breach involving the unsecured personal information of users of our public portal services.

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

Genetic Information Nondiscrimination Act (GINA)

The Genetic Information Nondiscrimination Act (referred to as GINA), enacted in May 2008, does not apply directly to WebMD, although it does apply to our private portal customers, including both employers and group health plans. GINA was enacted to prevent discrimination by group health plans, health insurance issuers and employers on the basis of genetic information. WebMD’s Health Risk Assessment (HRA), HealthQuotient, is typically offered to employees by their employer or group health plan as a voluntary component of a wellness program. The U.S. Departments of Labor, HHS and Treasury published Interim Final Rules implementing Title I of GINA, which apply to group health plans and health insurance issuers for plan years that began on or after December 7, 2009. The Interim Final Rules prohibit health plans from requesting, requiring or purchasing genetic information prior to or in connection with enrollment, or at any time for underwriting purposes, and state that “underwriting purposes” includes any incentive or disincentive (such as decreasing or increasing premiums) for completing an HRA. “Genetic information” is defined broadly to include information about an individual’s family medical history. The agencies have not finalized the regulations to date. However, in September 2010, the Department of Labor provided additional guidance in the form of frequently asked questions stating that, while a plan may not require an individual to complete a health risk assessment that requests family medical history in order to receive a wellness program reward, it may use genetic information to make a determination regarding payment, or regarding the medical appropriateness of a treatment or service.

Title II of GINA prohibits employment discrimination based on genetic information as well as the request or purchase of genetic information of employees or their family members with limited exceptions. The Equal Employment Opportunity Commission issued final rules implementing Title II in November 2010, effective in 2011. The final rules specify that genetic information may be collected in an HRA that is part of a wellness program only if participation in the collection of such information is voluntary, and indicate that the agency will consider participation voluntary if the employer neither requires participation nor penalizes employees who do not participate.

While each customer is responsible for ensuring that the wellness and benefit selections it offers are compliant with GINA, WebMD may face challenges as a result of varying interpretations of the law by our customers and by the multiple enforcing agencies and uncertainties over the final form of the rules. Our customers’ interpretations of the law have required us to modify the HealthQuotient product and we could experience increases in operational costs or decreases in demand for our products.

Other Restrictions Regarding Confidentiality, Privacy and Security of Health Information

In addition to HIPAA, numerous other state and federal laws govern the collection, dissemination, use, access to, confidentiality and security of patient health and prescriber information. In addition, Congress and some states are considering new laws and regulations that further protect the privacy and security of medical records or medical information. In some cases, more protective state privacy and security laws are not preempted by the HIPAA Privacy and Security Standards and may be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our customers and strategic partners.

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

Consumer Protection Regulation

General.  Advertising and promotional activities presented to visitors on our Websites are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. We are also subject to various other federal and state consumer protection laws, including the specific ones described later in this section.

The FTC and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of Website content, comply with certain standards for notice, choice, security and access. Courts may also adopt these developing standards. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities. We believe that we are in compliance with the consumer protection standards that apply to our Websites, but a determination by a state or federal agency or court that any of our practices do not meet these standards could result in liability and adversely affect our business. New interpretations of these standards could also require us to incur additional costs and restrict our business operations. In addition, claims that we are violating any such standards could, even if we are not found liable, be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

In February 2009, the FTC published Self Regulatory Principles for Online Behavioral Advertising to address consumer privacy issues that may arise from so-called “behavioral advertising” (i.e., the tracking of online activities) and to encourage industry self-regulation. These principles serve as guidelines to industry. In addition, there is a possibility, supported by certain public statements, that the FTC may revise or eliminate the principles in favor of a more restrictive approach for companies that utilize behavioral advertising. There is also a possibility of legislation, regulations and increased enforcement activities, relating to behavioral advertising. To the extent that our existing practices are inconsistent with any revised principles, new rules, new legislation and/or future enforcement activities, our business may become subject to restrictions that could reduce our revenues or increase our cost of doing business.

In October 2009, the FTC adopted revised Guides Concerning the Use of Endorsements and Testimonials in Advertising. These Guides, which were last updated in 1980, became effective December 1, 2009. In addition to revising certain provisions regarding disclosures relating to endorsements and testimonials, the FTC clarified the Guides’ applicability to online and social media forums. The revised Guides may be an indication that the FTC may apply increased scrutiny to the use of endorsements and testimonials online and through traditional media. To the extent we rely on endorsements or testimonials, we will review any relevant relationships for compliance with the Guides.

In December 2010, the FTC issued a preliminary staff report with a proposed framework for businesses and policymakers for online consumer privacy issues. The preliminary staff report contains three core recommendations: (1) companies should promote consumer privacy throughout their organizations and at every stage of the development of their products and services, which includes incorporating substantive privacy protections (such as data security and retention practices) into business processes; (2) companies should simplify consumer choice, not just through notice about privacy practices prior to the use of a product or service in a lengthy privacy policy, but by offering choice at a time and in a context in which the consumer is making a decision about his or her data (such as when the consumer is presented with a targeted online behavioral advertisement); and (3) companies should increase the transparency of their data practices, such as by clarifying, shortening, and standardizing privacy notices; providing reasonable access to the consumer data they maintain; providing prominent disclosures and obtaining affirmative express consent before using consumer data in a materially different manner than claimed when the data was collected; and working to educate consumers about commercial data privacy practices. The preliminary staff report also included a specific proposal for a browser-based “Do Not Track” mechanism that the FTC contemplates could be advanced either by legislation or enforceable industry self-regulation. The FTC sought comment on numerous issues and plans to issue a final report during 2011.

In December 2010, the U.S. Department of Commerce’s Internet Policy Task Force issued a draft privacy green paper. The green paper says there is a “compelling need to provide additional guidance to businesses, to establish a baseline privacy framework to afford protection for consumers, and to clarify the U.S. approach to privacy to our trading partners — all without compromising the current framework’s ability to accommodate new technologies.” The green paper addresses similar issues as the FTC’s preliminary staff report, but more forcefully raises the prospect of baseline privacy legislation, and it also directly raises the question of whether the FTC should be given rulemaking authority to implement privacy principles (which it now lacks under Section 5 of the FTC Act). The green paper also suggests a safe harbor provision in any legislation, for companies that adhere to “voluntary, enforceable codes of conduct.” Like the FTC, the Department of Commerce sought comment on numerous issues and plans to issue a final report during 2011.

Both the FTC’s preliminary staff report and the Department of Commerce’s draft privacy green paper reflect the agencies’ continuing interest in, and assessment of, online privacy issues. How these issues are ultimately resolved, whether through self-regulatory programs, legislation and regulation or some combination and the specifics of any such regimes, may significantly impact our operations.

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

CAN-SPAM Act.  On January 1, 2004, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, became effective. The CAN-SPAM Act regulates commercial emails, provides a right on the part of the recipient to request the sender to stop sending messages, and establishes penalties for the sending of email messages that are intended to deceive the recipient as to source or content. Under the CAN-SPAM Act, senders of commercial emails (and other persons who initiate those emails) are required to make sure that those emails do not contain false or misleading transmission information. Commercial emails are required to include a valid return email address and other subject heading information so that the sender and the Internet location from which the message has been sent are accurately identified. Recipients must be furnished with an electronic method of informing the sender of the recipient’s decision to not receive further commercial emails. In addition, the email must include a postal address of the sender and notice that the email is an advertisement. We are following the CAN-SPAM requirements in the e-newsletters that WebMD’s public portals distribute to members and some of our other email communications, and believe that our email practices comply with the requirements of the CAN-SPAM Act, even though we believe that FTC regulations issued in May 2008 confirmed our existing understanding that these email newsletter communications are not generally commercial emails. Many states have also enacted anti-spam laws. The CAN-SPAM Act preempts many of these statutes. To the extent that these laws are not preempted, we believe that our email practices comply with these laws.

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

COPPA.  The Children’s Online Privacy Protection Act, or COPPA, applies to operators of commercial Websites and online services directed to U.S. children under the age of 13 that collect personal information from children, and to operators of general audience sites with actual knowledge that they are collecting information from U.S. children under the age of 13. Our sites are not directed at children and our general audience site, WebMD Health, states that no one under the applicable age is entitled to use the site. In addition, we employ a kick-out procedure whereby users identifying themselves as being under the age of 13 during the registration process are not allowed to register for the site’s member only services, such as message boards and live chat events. We believe that we are in compliance with COPPA. In connection with our relationship with Sanford Health, the largest not-for-profit rural healthcare provider in the United States, we will be launching a Website in 2011 designed to empower children to make healthy lifestyle choices to improve their health. The site is being designed to comply with the provisions of COPPA.

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

Medical Professional Regulation

The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine, which is referred to as the prohibition against the corporate practice of medicine. We do not believe that we engage in the practice of medicine, and we have attempted to structure our Websites, strategic relationships and other operations to avoid violating these state licensing and professional practice laws. We do not believe that we provide professional medical advice, diagnosis or treatment. We employ and contract with physicians who provide only health information to consumers, and we have no intention to provide medical care or advice. A state, however, may determine that some portion of our business violates these laws and may seek to have us discontinue those portions or subject us to penalties or licensure requirements. Any determination that we are a healthcare provider and acted improperly as a healthcare provider may result in liability to us.

Federal False Claims Act

The Federal False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a Federal healthcare program. The whistleblower (or “qui tam”) provisions of the Federal False Claims Act allow a private individual to bring actions on behalf of the Federal government alleging that the defendant has submitted a false claim to the federal government and to share in any monetary recovery. After the filing of a qui tam suit, the Federal government must determine whether it will intervene and control the case and, if it does not, the private individual may pursue the claim. In addition, various states have enacted false claim laws analogous to the Federal False Claims Act, and many of these state laws apply where a claim is submitted to any third-party payor and not merely a federal healthcare program. When an entity is determined to have violated the Federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties. Federal False Claims Act cases have been brought against drug manufacturers, and resulted in significant monetary settlements and the imposition of federally-supervised corporate integrity agreements in circumstances that include allegations that company-sponsored CME was unlawful off-label promotion. It is not clear whether there is a basis for the application of the Federal False Claims Act to the types of services that WebMD provides. However, plaintiffs have in the past, and may in the future, seek to name us as defendants in these types of cases. Any action against us for violation of these laws could cause us to incur significant legal expenses and may adversely affect our ability to operate our business.

Anti-Kickback Laws

There are federal and state laws that govern patient referrals, physician financial relationships and inducements to healthcare providers and patients. The federal healthcare programs anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. These laws are applicable to manufacturers and distributors and, therefore, may restrict how we and some of our customers market products to healthcare providers, including e-details. Also, in 2002, the Office of the Inspector General (or OIG) of the United States Department of HHS, the federal government agency responsible for interpreting the federal anti-kickback law, issued an advisory opinion that concluded that the sale of advertising and sponsorships to healthcare providers and vendors by Web-based information services implicates the federal anti-kickback law. However, the advisory opinion suggests that enforcement action will not result if the fees paid represent fair market value for the advertising/sponsorship arrangements, the fees do not vary based on the volume or value of business generated by the advertising and the advertising/sponsorship relationships are clearly identified as such to users so as not to imply an endorsement of the providers or vendors. We carefully review our practices with regulatory experts in an effort to ensure that we comply with all applicable laws. However, the laws in this area are both broad and vague, and it is often difficult or impossible to determine precisely how the laws will be applied, particularly to new services. Penalties for violating the federal anti-kickback law include imprisonment, fines and exclusion from participating, directly or indirectly, in Medicare, Medicaid and other federal healthcare programs. Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate some portions of our business and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our practices could cause us adverse publicity and be costly for us to respond to.

Regulation of Wellness Incentive Programs

Certain provisions of HIPAA (commonly referred to as the HIPAA nondiscrimination provisions) generally prohibit group health plans from charging similarly situated individuals different premiums or contributions or imposing different deductible, co-payment, or other cost-sharing requirements based on a “health factor.” Such differentials are, however, acceptable under the HIPAA nondiscrimination provisions if the differentials are applied through “wellness programs.” The Department of Labor, in coordination with the Departments of the Treasury and HHS, has issued regulations that define “wellness programs” for purposes of the HIPAA nondiscrimination provisions, establishing specific requirements for wellness programs that reward participants who satisfy a standard related to a health factor. These requirements include (1) limiting the amount of the wellness program’s rewards, (2) the wellness program being designed to promote good health and prevent disease, (3) giving those eligible to participate in the wellness program the opportunity to qualify for the reward at least once a year, (4) providing a reward that is available to all similarly situated individuals, and (5) requiring disclosure of reasonable alternative standards that must be available under the wellness program.

Although HIPAA and its regulations state that certain excepted benefits, including supplemental benefits, are not subject to the wellness program rules, it does not define the term “similar supplemental coverage.” On December 7, 2007, the Department of Labor, in coordination with the Departments of the Treasury and HHS, released Field Assistance Bulletin No. 2007-04 (FAB 2007-04) in response to the development of questionable health and wellness programs that were marketed as “similar supplemental coverage.” FAB 2007-04 clarifies the rules for supplemental programs and provides that supplemental benefits under a wellness program cannot discriminate on the basis of a health factor. With these new requirements in place, wellness programs that require individuals to meet certain health factors can no longer be considered supplemental and thus have to comply with HIPAA wellness program regulations described in the immediately preceding paragraph. According to FAB 2007-04, programs that do not meet these requirements may be subject to enforcement actions. HHS provided parallel guidance in Program Memorandum 08-01 (May 2008).

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

International Regulation

The WebMD Health Network is generally not directed to non-U.S. users; and nearly all of the users of our private portals are U.S. employees or plan members. As a result, we do not believe that we currently conduct our business in a manner that subjects us to international data regulation in any material respect. However, one element of our growth strategy is to seek to expand our online services to markets outside the United States. Generally, we expect that we would accomplish this through partnerships or joint ventures with other companies having expertise in the specific country or region, as was the case with our entry into the physician portal marketplace in Latin America, Spain and Portugal in 2007 and our co-branded Boots WebMD site launched in 2009 for consumers in the United Kingdom. In addition, in certain markets outside of the U.S., we expect to provide some of our online services directly to healthcare professionals and, to a lesser extent, consumers.

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

2010 Healthcare Reform Legislation

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (which we refer to as the Reform Legislation), was signed into law in March 2010. The Reform Legislation makes extensive changes to the system of healthcare insurance and benefits in the U.S. In general, the Reform Legislation seeks to reduce healthcare costs and decrease the number of uninsured legal U.S. residents by, among other things, requiring individuals to carry, and certain employers to offer, health insurance or be subject to penalties. The Reform Legislation also imposes new regulations on health insurers, including guaranteed coverage requirements, prohibitions on certain annual and all lifetime limits on amounts paid on behalf of or to plan members, increased restrictions on rescinding coverage, establishment of minimum medical loss ratio requirements, a requirement to cover certain preventive services on a first dollar basis, the establishment of state insurance exchanges and essential benefit packages, and greater limitations on how health insurers price certain of their products. The Reform Legislation also contains provisions that will affect the revenues and profits of pharmaceutical and medical device companies, including new taxes on certain sales of their products.

Many of the provisions of the Reform Legislation that expand insurance coverage will not become effective until 2014, and many provisions require regulations and interpretive guidance to be issued before they will be fully implemented. Some provisions do not apply to health plans that were in place when the Reform Legislation was enacted and have not been substantially changed since. In addition, it is difficult to foresee how individuals and businesses will respond to the choices available to them under the Reform Legislation. Furthermore, the Reform Legislation will result in future state legislative and regulatory changes, which we are unable to predict at this time, in order for states to comply with certain provisions of the Reform Legislation and to participate in grants and other incentive opportunities. In addition, a number of states have filed lawsuits challenging the constitutionality of certain provisions of the Reform Legislation. As of February 10, 2011, two federal courts have ruled that the requirement for individuals to carry insurance is unconstitutional, while other courts have upheld this provision, suggesting that an extended appellate process is likely.

While we do not currently anticipate any significant adverse effects on WebMD as a direct result of application of the Reform Legislation to our businesses or on our company in its capacity as an employer, we are unable to predict what the indirect impacts of the Reform Legislation will be on WebMD’s businesses through its effects on other healthcare industry participants, including pharmaceutical and medical device companies that are advertisers and sponsors of our public portals and employers and health plans that are clients of our private portals. Healthcare industry participants may respond to the Reform Legislation or to uncertainties created by the Reform Legislation by reducing their expenditures or postponing expenditure decisions, including expenditures for our services, which could have a material adverse effect on our business. However, we believe that certain aspects of the Reform Legislation and future implementing regulations that seek to reduce healthcare costs may create opportunities for WebMD, including with respect to our personal health record applications and health and benefits decision-support tools and, more generally, with respect to our capabilities in providing health and wellness information and education. For example, the Reform Legislation encourages use of wellness programs through grants to small employers to establish such programs, permission for employers to offer rewards, in the form of waivers of cost-sharing, premium discounts, or additional benefits, to employees for participating in these programs and meeting certain standards, and the inclusion of wellness services and chronic disease management among the essential health benefits that certain plans are required to provide. However, we cannot yet determine the scope of any such opportunities or what competition we may face in our efforts to pursue such opportunities.

OTHER INFORMATION

Employees

As of December 31, 2010, we had approximately 1,630 employees.

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

We rely upon a combination of patent, trade secret, copyright and trademark laws, license agreements, confidentiality procedures, employee and client nondisclosure agreements and technical measures to protect intellectual property used in our businesses. We also rely on a variety of intellectual property rights licensed from third parties, including Internet server software and healthcare content used on our Websites. These third-party licenses may not continue to be available to us on commercially reasonable terms. Our loss of or inability to maintain or obtain upgrades to any of these licenses could significantly harm us. In addition, because we license content from third parties, we may be exposed to copyright infringement actions if those parties are subject to claims regarding the origin and ownership of that content.

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

Increasingly, individuals are using mobile devices to access the Internet and, if we fail to capture a significant share of this portion of the market for online health information services, our business could be adversely affected

The number of people who access the Internet through mobile devices has increased dramatically in the past few years, including the number of physicians and other healthcare professionals who do so. New devices and new platforms continue to be developed and released. It is difficult to predict the problems we may encounter in developing and maintaining versions of our services for use on these devices and we may need to devote significant resources to their creation, maintenance and support. If we fail to capture a significant share of this increasingly important portion of the market for online health information services (including the market for information services for physicians and other healthcare professionals), it could adversely affect our business. In addition, even if demand for our mobile applications exists and we achieve a significant share of the market for mobile health information services, we cannot assure you that we will be able to achieve significant revenue or profits from these services.

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

Expansion to markets outside the United States will subject us to additional risks

One element of our growth strategy is to seek to expand our online services to markets outside the United States. Generally, we expect that we would accomplish this through partnerships or joint ventures with other companies having expertise in the specific country or region. In addition, in certain markets outside of the U.S., we expect to provide some of our online services directly to healthcare professionals and, to a lesser extent, consumers. Our participation in international markets will still be subject to certain risks beyond those applicable to our operations in the United States, such as:

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

Recently enacted federal health care reform legislation could adversely affect our healthcare industry customers and clients, causing them to reduce expenditures, including expenditures for our services

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (which we refer to as the Reform Legislation), was signed into law in March 2010. The Reform Legislation makes extensive changes to the system of healthcare insurance and benefits in the U.S. In general, the Reform Legislation seeks to reduce healthcare costs and decrease the number of uninsured legal U.S. residents by, among other things, requiring individuals to carry, and certain employers to offer, health insurance or be subject to penalties. The Reform Legislation also imposes new regulations on health insurers, including guaranteed coverage requirements, prohibitions on certain annual and all lifetime limits on amounts paid on behalf of or to plan members, increased restrictions on rescinding coverage, establishment of minimum medical loss ratio requirements, a requirement to cover certain preventive services on a first dollar basis, the establishment of state insurance exchanges and essential benefit packages, and greater limitations on how health insurers price certain of their products. The Reform Legislation also contains provisions that will affect the revenues and profits of pharmaceutical and medical device companies, including new taxes on certain sales of their products.

Many of the provisions of the Reform Legislation that expand insurance coverage will not become effective until 2014, and many provisions require regulations and interpretive guidance to be issued before they will be fully implemented. Some provisions do not apply to health plans that were in place when the

Reform Legislation was enacted and have not been substantially changed since. In addition, it is difficult to foresee how individuals and businesses will respond to the choices available to them under the Reform Legislation. Furthermore, the Reform Legislation will result in future state legislative and regulatory changes, which we are unable to predict at this time, in order for states to comply with certain provisions of the Reform Legislation and to participate in grants and other incentive opportunities. In addition, a number of states have filed lawsuits challenging the constitutionality of certain provisions of the Reform Legislation. As of February 10, 2011, two federal courts have ruled that the requirement for individuals to carry insurance is unconstitutional, while other courts have upheld this provision, suggesting that an extended appellate process is likely. Accordingly, while we do not currently anticipate any significant adverse effects on WebMD as a direct result of application of the Reform Legislation to our businesses or on our company in its capacity as an employer, we are unable to predict what the indirect impacts of the Reform Legislation will be on WebMD’s businesses through its effects on other healthcare industry participants, including pharmaceutical and medical device companies that are advertisers and sponsors of our public portals and employers and health plans that are clients of our private portals. Healthcare industry participants may respond to the Reform Legislation or to uncertainties created by the Reform Legislation by reducing their expenditures or postponing expenditure decisions, including expenditures for our services, which could have a material adverse effect on our business.

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

distributors and, therefore, may restrict how we and some of our customers market products to healthcare providers, including e-details. Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate some portions of our business and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities to our practices could result in adverse publicity and be costly for us to respond to.

•	False Claims Laws. The Federal False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a Federal healthcare program. In addition, various states have enacted false claim laws analogous to the Federal False Claims Act, and many of these state laws apply where a claim is submitted to any third-party payor and not merely a federal healthcare program. When an entity is determined to have violated the Federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government plus civil penalties. In recent years an increasing number of Federal False Claims Act cases have been brought against drug manufacturers and resulted in significant monetary settlements and imposition of federally supervised corporate integrity agreements in circumstances that include allegations that company-sponsored CME was unlawful off-label promotion. Any action against us for violation of these laws could cause us to incur significant legal expenses and may adversely affect our ability to operate our business.

•	Medical Professional Regulation. The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine. If a state determines that some portion of our business violates these laws, it may seek to have us discontinue those portions or subject us to penalties or licensure requirements. Any determination that we are a healthcare provider and have acted improperly as a healthcare provider may result in liability to us.

•	GINA. The Genetic Information Nondiscrimination Act (GINA) prohibits discrimination based on genetic information in employment and in health insurance coverage. The law applies to our private portal customers, including both employers and group health plans. WebMD’s Health Risk Assessment (or HRA), HealthQuotient, is typically offered to employees as a voluntary component of their employer-sponsored wellness program. Title I of GINA can have significant implications for wellness programs offered by group health plans in that it prohibits the collection of genetic information, which includes an individual’s family medical history, prior to or in connection with enrollment or for underwriting purposes. Underwriting purposes includes providing incentives or rewards for completion of an HRA that requests genetic information. Title II of GINA prohibits employment discrimination based on genetic information as well as the request or purchase of genetic information of employees or their family members with limited exceptions, including a limited exception for voluntary wellness programs. WebMD may face challenges as a result of varying interpretations of the law by our customers and by the multiple enforcing agencies including the U.S. Departments of Health and Human Services (“HHS”), Labor and Treasury and the Equal Employment Opportunity Commission. Interpretations of the law have required us to modify the HealthQuotient product and we could experience increases in operational costs or decreases in demand for our products.

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

Internet user privacy, personal data security and the use of consumer information to track online activities are major issues both in the United States and abroad. For example, in February 2009, the FTC published Self-Regulatory Principles to govern the tracking of consumers’ activities online in order to deliver advertising targeted to the interests of individual consumers (sometimes referred to as behavioral advertising). These principles serve as guidelines to industry. In December 2010, following a series of workshops, the FTC issued a preliminary staff report containing a proposed framework for businesses and policymakers for online consumer privacy issues. The U.S. Department of Commerce issued a similar draft green paper on privacy issues. Both agencies expressed a willingness to support legislation and the FTC favors legislative solutions if it determines self-regulatory approaches are not adequately protecting consumers. There is a possibility of legislation, regulations and increased enforcement activities relating to privacy and behavioral advertising. Some bills have been introduced in Congress, and more are expected, that, if passed, could impose substantial new regulations on online behavioral advertising activities. We have privacy policies posted on our Websites that we believe comply with existing applicable laws requiring notice to users about our information collection, use and disclosure practices. We also notify users about our information collection, use and disclosure practices relating to data we receive through offline means such as paper health risk assessments. Moreover, we take steps to reasonably protect certain sensitive personal information we hold. We cannot assure you that the privacy policies and other statements we provide to users of our products and services, or our practices will be found sufficient to protect us from liability or adverse publicity in this area. A determination by a state or federal agency or court that any of our practices do not meet applicable standards, or the implementation of new standards or requirements, could adversely affect our business.

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

None.

Item 2.	Properties

We believe that our company’s offices and other facilities are, in general, in good operating condition and adequate for our current operations and that additional leased space in appropriate locations can be obtained on acceptable terms if needed.

We lease approximately 100,000 square feet of office space in New York City for our corporate headquarters and certain of our operations under a lease for which the original term expires in December 2015 and, at our option, can be extended to December 2020. We also lease additional office space in New York City and lease office space and operational facilities in: Elmwood Park, New Jersey; Atlanta, Georgia; Montreal, Canada; Chicago, Illinois; Herndon, Virginia; Indianapolis, Indiana; Portland, Oregon; and San Clemente, California.

Item 3.	Legal Proceedings

The information relating to legal proceedings contained in Note 9 to the Consolidated Financial Statements included in this Annual Report is incorporated herein by this reference.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	High	Low

2009
First quarter	$25.20	$19.37
Second quarter	30.70	20.15
Third quarter	34.43	28.73
Fourth quarter	38.97	31.00
2010
First quarter	46.58	37.64
Second quarter	51.19	42.70
Third quarter	52.81	45.37
Fourth quarter	52.65	48.58

The market price of our Common Stock has fluctuated in the past and is likely to fluctuate in the future. Changes in the market price of our Common Stock may result from, among other things:

•	quarter-to-quarter variations in operating results;

•	operating results being different from analysts’ estimates or opinions;

•	changes in analysts’ earnings estimates;

•	changes in financial guidance or other forward-looking information;

•	new products, services or pricing policies introduced by us or our competitors;

•	acquisitions by us or our competitors;

•	developments in existing customer relationships;

•	actual or perceived changes in our business strategy;

•	developments in new or pending litigation and claims;

•	sales of large amounts of our Common Stock;

•	changes in general business or regulatory conditions affecting the healthcare, information technology or Internet industries;

•	changes in general economic conditions; and

•	fluctuations in the securities markets in general.

In addition, the market prices of our Common Stock and of the stock of other Internet-related companies have experienced large fluctuations, sometimes quite rapidly. These fluctuations often may be unrelated to or disproportionate to operating performance.

Holders

On February 24, 2011, there were approximately 2,375 holders of record of our Common Stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to determine the total number of stockholders represented by these record holders, but we believe there are more than 40,000 holders of our Common Stock.

Dividends

We have never declared or paid any cash dividends on our Common Stock, and we do not anticipate paying cash dividends in the foreseeable future.

Repurchases of Equity Securities During the Fourth Quarter of 2010

The following table provides information about purchases by WebMD during the three months ended December 31, 2010 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

			Total	Approximate
			Number of	Dollar Value of
	Total		Shares Purchased as	Shares that May Yet
	Number of		Part of Publicly	Be Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased(1)	Paid per Share	Programs	Programs(2)

10/01/10 — 10/31/10	444	$49.83	—	$15,085,946
11/01/10 — 11/30/10	26,008	$52.33	—	$15,085,946
12/01/10 — 12/31/10	33,194	$50.87	—	$15,085,946

Total	59,646	$51.50	—

(1)	Represents shares withheld from WebMD Restricted Common Stock that vested during the respective periods in order to satisfy withholding tax requirements related to the vesting of the awards. The value of these shares was determined based on the closing price of WebMD Common Stock on the date of vesting.

(2)	In each period, $15,085,946 relates to the repurchase program that WebMD announced in December 2008, at which time WebMD was authorized to use up to $30 million to purchase shares of its Common Stock from time to time. For additional information, see Note 12 to the Consolidated Financial Statements included in this Annual Report.

Performance Graph

The following graph compares the cumulative total stockholder return on WebMD Common Stock with the comparable cumulative return of the NASDAQ Composite Index and the Research Data Group (RDG) Internet Composite Index over the period of time covered in the graph. The graph assumes that $100 was invested in WebMD Common Stock and in each index on December 31, 2005. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
among WebMD Health Corp., the NASDAQ Composite Index
and the RDG Internet Composite Index

*	$100 Invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements and notes thereto, which are included elsewhere in this Annual Report.

	Years Ended December 31,(1)(2)(3)
	2010	2009	2008	2007	2006
		(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenue	$534,519	$438,536	$373,462	$319,232	$899,585
Cost of operations	187,831	165,753	135,138	114,000	542,723
Sales and marketing	120,874	112,101	106,080	91,035	116,258
General and administrative	85,496	89,620	88,053	102,661	130,056
Depreciation and amortization	27,578	28,185	28,410	27,808	44,073
Interest income	3,949	9,149	35,300	42,035	32,339
Interest expense	11,453	23,515	26,428	25,887	25,472
Loss (gain) on convertible notes	23,332	(10,120)	—	—	—
Loss on investments	9,517	—	60,108	—	—
Severance and other transaction expenses	—	11,066	6,941	2,527	—
Gain on sale of EBS Master LLC	—	—	538,024	—	—
Restructuring	—	—	7,416	—	—
Gain on 2006 EBS Sale	—	—	—	399	352,297
Other (expense) income, net	(72)	(1,369)	992	5,933	(4,252)

Income from continuing operations before income tax provision (benefit)	72,315	26,196	489,204	3,681	421,387
Income tax provision (benefit)	20,043	(45,491)	26,638	(9,053)	50,033
Equity in earnings of EBS Master LLC	—	—	4,007	28,566	763

Consolidated income from continuing operations	52,272	71,687	466,573	41,300	372,117
Consolidated income (loss) from discontinued
operations, net of tax	1,800	49,354	94,682	(18,048)	393,527

Consolidated net income inclusive of noncontrolling interest	54,072	121,041	561,255	23,252	765,644
Income attributable to noncontrolling interest	—	(3,705)	(1,032)	(10,667)	(405)

Net income attributable to Company stockholders	$54,072	$117,336	$560,223	$12,585	$765,239

Amounts attributable to Company stockholders:
Income from continuing operations	$52,272	$67,018	$465,725	$31,845	$371,844
Income from discontinued operations	1,800	50,318	94,498	(19,260)	393,395

Net income attributable to Company stockholders	$54,072	$117,336	$560,223	$12,585	$765,239

Basic income per common share:
Income from continuing operations	$0.93	$1.40	$5.99	$0.40	$3.00
Income from discontinued operations	0.04	1.05	1.22	(0.24)	3.17

Net income attributable to Company stockholders	$0.97	$2.45	$7.21	$0.16	$6.17

Diluted income per common share:
Income from continuing operations	$0.85	$1.21	$4.92	$0.36	$2.69
Income from discontinued operations	0.03	0.86	0.96	(0.23)	2.67

Net income attributable to Company stockholders	$0.88	$2.07	$5.88	$0.13	$5.36

Weighted-average shares outstanding used in
computing per share amounts:
Basic	55,328	47,400	77,738	79,694	124,092

Diluted	62,228	57,740	97,824	83,886	147,382

	As of December 31,(1)(2)(3)
	2010	2009	2008	2007	2006
	(In thousands)

Consolidated Balance Sheets Data:
Cash, cash equivalents and investments	$400,501	$808,144	$917,897	$830,120	$651,464
Working capital (excluding assets and liabilities of discontinued operations)	420,353	159,539	633,462	860,181	617,101
Total assets	942,202	1,288,548	1,501,734	1,651,481	1,469,795
Long-term convertible notes, net of discount	—	227,659	614,018	605,776	598,121
Convertible redeemable exchangeable preferred stock	—	—	—	—	98,768
Noncontrolling interest	—	—	134,223	131,353	101,860
Stockholders’ equity	752,895	564,768	496,698	642,809	422,853

(1)	On October 23, 2009, WebMD Health Corp. completed a merger with HLTH Corporation (the “Merger”), with WebMD Health Corp. continuing as the surviving company. The accounting treatment for the Merger results in HLTH Corporation being treated as the acquiring entity and the pre-acquisition consolidated financial statements of HLTH Corporation being treated as the historical financial statements of WebMD Health Corp. for all historical periods presented. See “Introduction — Basis of Presentation; Accounting Treatment of the Merger” within Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in Item 7 of this Annual Report.

(2)	For the year ended December 31, 2006, the consolidated financial position and results of operations reflect the sale of a 52% interest in our Emdeon Business Services business (which we refer to as EBS), as of November 16, 2006. Accordingly, the consolidated balance sheet as of December 31, 2006 excludes the assets and liabilities of EBS and includes an investment in EBS Master LLC accounted for under the equity method of accounting related to our 48% ownership, and the consolidated statement of operations for the year ended December 31, 2006 includes the operations of EBS for the period January 1, 2006 through November 16, 2006 and our 48% equity in earnings of EBS Master LLC from November 17, 2006 through December 31, 2006.

(3)	On July 22, 2008, we completed the sale of our ViPS business, on September 30, 2009 we completed the sale of our Little Blue Book print directory business and on October 19, 2009 we completed the sale of our Porex business. Accordingly, the selected consolidated financial data has been reclassified to reflect the historical results for these businesses as discontinued operations for all periods presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report and is intended to provide an understanding of our results of operations, financial condition and changes in our results of operations and financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides: a general description of our company and its business; a description of our merger with HLTH Corporation (which we refer to as the Merger); background information on certain trends, transactions and other developments affecting our company; and a discussion of how seasonal factors may impact the timing of our revenue.

•	Critical Accounting Estimates and Policies. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective and often complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to the Consolidated Financial Statements included in this Annual Report.

•	Results of Operations and Supplemental Financial and Operating Information. These sections provide our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on a consolidated basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of December 31, 2010.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

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

For all prior periods presented in the Consolidated Financial Statements included in this Annual Report, the weighted-average shares outstanding used in computing income per common share have been adjusted by multiplying the historical weighted-average shares outstanding for HLTH by the Exchange Ratio. Additionally, basic and diluted income per common share have been recalculated to reflect the adjusted weighted-average shares outstanding for the prior year periods presented. For the year ended December 31, 2009, these adjustments only apply to the portion of the year prior to the completion of the Merger on October 23, 2009.

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

Our Business.  We are a leading provider of health information services to consumers, physicians and other healthcare professionals, employers and health plans through our public and private online portals, mobile platforms and health-focused publications.

Our public portals for consumers enable them to obtain health and wellness information (including information on specific diseases or conditions), check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest and participate in online communities with peers and experts. Our public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (which we refer to as CME) credit and communicate with peers. We also provide mobile health information applications for use by consumers and physicians. We generate revenue from our public portals primarily through the sale of advertising and sponsorship products, including CME services. Our public portals customers include pharmaceutical, biotechnology, medical device and consumer products companies. We also provide e-detailing promotion and physician recruitment services. We also generate revenues through the sale of advertising in WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms. In addition, we generate revenue from the sale of certain information products.

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

Background Information on Certain Trends Influencing the Use of Our Services.  Several key trends in the healthcare and Internet industries are influencing the use of healthcare information services of the types we provide or are developing. Those trends are described briefly below:

•	Use of the Internet by Consumers and Physicians. The Internet has emerged as a major communications medium and has already fundamentally changed many sectors of the economy, including the marketing and sales of financial services, travel, and entertainment, among others. The Internet is also changing the healthcare industry and has transformed how consumers and physicians find and utilize healthcare information.

—	Healthcare consumers increasingly seek to educate themselves online about their healthcare-related issues, motivated in part by the larger share of healthcare costs they are being asked to bear due to changes in the benefit designs being offered by health plans and employers. The Internet has fundamentally changed the way consumers obtain health and wellness information, enabling them to have immediate access to searchable information and dynamic interactive content to check symptoms, assess risks, understand diseases, find providers and evaluate treatment options.

—	The Internet has also become a primary source of information for physicians seeking to improve clinical practice and is growing relative to traditional information sources, such as conferences, meetings and offline journals.

•	Increased Online Marketing and Education Spending for Healthcare Products. Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating consumers and physicians about them; however, only a small portion is currently spent on online services. We believe that these companies, which comprise the majority of the advertisers and sponsors of our public portals, are becoming increasingly aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians, and this increasing awareness will result in increasing demand for our services. In addition, in an effort to improve operating efficiencies, some pharmaceutical companies have been reducing their field sales forces in the past several years. We believe that, in their effort to achieve greater overall marketing efficiency, pharmaceutical companies will continue to increase the use of online promotional marketing to physicians and other healthcare professionals, including through use of our services. However, notwithstanding our general expectation for increased demand, our advertising and sponsorship revenue may vary significantly from quarter to quarter due to a number of factors, including general economic and regulatory conditions and the following:

—	The majority of our advertising and sponsorship contracts are for terms of approximately four to twelve months. We have relatively few longer term advertising and sponsorship contracts.

—	The time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals.

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

•	Reaching Health-Conscious Consumers. More than half of the traffic to our consumer portals is in areas of health and wellness that are not related solely to diseases and conditions. The demand for reaching health-conscious consumers is growing significantly. In addition to pharmaceutical, biotechnology and medical device companies, our public portals advertisers and sponsors include consumer products companies whose products relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention. During 2010, we supported a growing number of consumer product company clients, including Johnson & Johnson, Proctor & Gamble and Nestle Corp., along with retailers such as Wal-Mart and Target. We plan to continue to focus on increasing sponsorship revenues from consumer products companies, retailers and other companies that are interested in communicating health-related or safety-related information about their products or services to our audience.

•	Use of Health and Benefits Applications. In a healthcare market where a greater share of the responsibility for healthcare costs and decision-making has been shifting to consumers, use of information technology to assist consumers in making informed decisions about healthcare has also increased. We believe that through our WebMD Health and Benefits Manager tools, including our personal health record application, we are well positioned to play a role in this environment. However, our strategy depends, in part, on increasing usage of our private portal services by our employer and health plan clients’ employees and members and being able to demonstrate a sufficient return on investment and other benefits for our private portals clients from those services. Increasing usage of our private portal services requires us to continue to develop new and updated applications, features and services. In addition, we face competition in the area of healthcare decision-support tools and online health management applications and health information services. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do, and may be better known than we are. We also expect that, for clients and potential clients that have been adversely affected by general economic conditions, we may continue to experience some reductions in initial contracts, contract expansions and contract renewals for our private portal services, as well as reductions in the size of existing contracts.

•	Developments in Social Media and Other Applications. In the past several years, video and multimedia applications have become an increasingly important part of what users expect from Internet sites. In addition, consumers are increasingly using the Internet to access social media as a means to communicate and exchange information, including regarding health and wellness. Similarly, physicians and other healthcare professionals are increasingly participating in condition or topic specific community groups and other interactive applications. Consumers and healthcare professionals are also increasingly using mobile devices to access the Internet, with physicians increasingly using mobile devices in diagnosis and treatment at the point of care. Mobile, while not yet a meaningful revenue source for us, is expected to be an important area of growth for the future. We are focused on delivering a multi-screen platform that extends the user experience beyond the desktop portal onto the mobile device. We have invested and intend to continue to invest in software and systems that allow us to meet the demands of our users and sponsors, including customized content management and publishing technology to deliver interactive content, multimedia programming and personalized health applications that engage our users. The following are some of our recent and current initiatives to improve the user experience on our Websites, expand our services and increase our user base:

—	Physician Connect, our social networking platform for physicians, allows them to exchange information online on a range of topics, including patient care, drug information, healthcare-related legislation and practice management. Physicians can also create polls to assess the opinions of their colleagues on a range of topics. We also offer third parties the opportunity to sponsor Physician Connect discussions and polls so that they can gain insights into physicians’ perspectives and areas of interest. As of

January 31, 2011, Physician Connect had attracted more than 150,000 physician members. Medscape from WebMD also offers a variety of sponsored and unsponsored blogs where healthcare professionals can share their thoughts and opinions with the Medscape from WebMD community.

—	In March 2010, we launched The WebMD Community, a social networking initiative that gives consumers the ability to connect with health experts and with other WebMD members to exchange information, experiences and support. The WebMD Community is being integrated throughout each of the core content areas of WebMD.com, giving members the ability to safely and easily connect with others on topics that are most relevant to them. In addition to expert-led communities, members are empowered to create their own communities and to exchange information with other users. The WebMD Community also enables third party sponsors to create branded experiences and to host consumer discussions on specific health and wellness topics most important to them.

—	Medscape Mobile is a free medical application that includes Medscape’s specialty-specific news, comprehensive drug information and clinical reference tools. Medscape Mobile also includes CME activities organized by specialty and designed for use on a mobile device. Medscape Mobile was launched for iPhone® and iPod touch® users in 2009, for Blackberry® users in April 2010 and for iPadtm and Androidtm users in January 2011. As of December 31, 2010, Medscape Mobile had attracted approximately 700,000 registered users.

—	WebMD for iPhone and WebMD for iPad are free applications for consumers that provide mobile access to certain WebMD content and tools on an iPhone® or iPadtm, including Symptom Checker, First Aid, and Pill Identifier applications, as well as other health information. As of December 31, 2010, these applications had been downloaded a total of approximately 3.5 million times. We also provide the entire mobile audience with access to our consumer content and tools through our new mobile site at www.m.webmd.com.

—	We are pursuing opportunities to expand the reach of our brands outside the United States. Generally, we expect that we would accomplish this through partnerships or joint ventures with other companies having expertise in the specific country or region. In October 2009, we launched our first major consumer portal outside the United States in partnership with Boots, the UK’s leading pharmacy-led health and beauty retailer. In addition, in certain markets outside of the U.S., we expect to provide some of our online services directly to healthcare professionals and, to a lesser extent, consumers.

•	Healthcare Reform Legislation. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (which we refer to as the Reform Legislation), was signed into law in March 2010. The Reform Legislation makes extensive changes to the system of healthcare insurance and benefits in the U.S. In general, the Reform Legislation seeks to reduce healthcare costs and decrease the number of uninsured legal U.S. residents by, among other things, requiring individuals to carry, and certain employers to offer, health insurance or be subject to penalties. The Reform Legislation also imposes new regulations on health insurers, including guaranteed coverage requirements, prohibitions on certain annual and all lifetime limits on amounts paid on behalf of or to plan members, increased restrictions on rescinding coverage, establishment of minimum medical loss ratio requirements, a requirement to cover certain preventive services on a first dollar basis, the establishment of state insurance exchanges and essential benefit packages, and greater limitations on how health insurers price certain of their products. The Reform Legislation also contains provisions that will affect the revenues and profits of pharmaceutical and medical device companies, including new taxes on certain sales of their products. Many of the provisions of the Reform Legislation that expand insurance coverage will not become effective until 2014, and many provisions require regulations and interpretive guidance to be issued before they will be fully implemented. Some provisions do not apply to health plans that were in place when the Reform Legislation was enacted and have not been substantially changed since. In addition, it is difficult to foresee how individuals and businesses will respond to the choices available to them under the Reform Legislation. Furthermore, the Reform Legislation will result in future state legislative and regulatory changes, which we are unable to predict at this time, in order for states to comply with certain provisions of the Reform Legislation and to participate in grants and other incentive opportunities. In addition, a number of states have filed lawsuits challenging the constitutionality of certain provisions of the Reform Legislation. As of February 10, 2011, two federal courts have ruled that the requirement for individuals to carry insurance is unconstitutional, but other courts have upheld this provision.

While we do not currently anticipate any significant adverse effects on WebMD as a direct result of the application of the Reform Legislation to our businesses or on our company in its capacity as an employer, we are unable to predict what the indirect impacts of the Reform Legislation will be on WebMD’s businesses through its effects on other healthcare industry participants, including pharmaceutical and medical device companies that are advertisers and sponsors of our public portals and employers and health plans that are clients of our private portals. Healthcare industry participants may respond to the Reform Legislation or to uncertainties created by the Reform Legislation by reducing their expenditures or postponing expenditure decisions, including expenditures for our services, which could have a material adverse effect on our business. However, we believe that certain aspects of the Reform Legislation and future implementing regulations that seek to reduce healthcare costs may create opportunities for WebMD, including with respect to our personal health record applications and health and benefits decision-support tools and, more generally, with respect to our capabilities in providing health and wellness information and education. For example, the Reform Legislation encourages use of wellness programs through grants to small employers to establish such programs, permission for employers to offer rewards, in the form of waivers of cost-sharing, premium discounts, or additional benefits, to employees for participating in these programs and meeting certain standards, and the inclusion of wellness services and chronic disease management among the essential health benefits that certain plans are required to provide. However, we cannot yet determine the scope of any such opportunities or what competition we may face in our efforts to pursue such opportunities.

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

Background Information on Certain Transactions and Other Significant Developments

Convertible Notes.  During 2010, we repurchased $32,446 principal amount of our 1.75% Convertible Subordinated Notes Due 2023 (which we refer to as the 1.75% Notes) for $42,107 in cash and the holders of the 1.75% Notes converted $232,137 principal amount into 6,703,129 shares of WebMD Common Stock. The majority of these conversions occurred following a Notice of Redemption that we delivered in May 2010. Also during 2010, we repurchased $42,168 principal amount of our 3 1/8% Convertible Notes due 2025 (which we refer to as the 3 1/8% Notes) for $52,418 in cash and the holders of the 3 1/8% Notes converted $208,132 principal amount into 5,942,204 shares of WebMD Common Stock. We recognized an aggregate pre-tax loss of $23,332 related to the repurchase of the 1.75% Notes and the repurchase and conversions of the 3 1/8% Notes during 2010. The loss includes the expensing of remaining deferred issuance costs outstanding related to the repurchased and converted notes. As a result of the conversion and repurchase activity described above, as of December 31, 2010, no convertible notes remained outstanding.

On January 11, 2011, we issued $400,000 aggregate principal amount of 2.50% Convertible Notes due 2018 (which we refer to as the 2.50% Notes) in a private offering. Unless previously converted, the 2.50% Notes will mature on January 31, 2018. Net proceeds from the sale of the 2.50% Notes were approximately $387,000 (after deducting the estimated offering expenses), of which approximately $100,000 was used by us to repurchase 1,920,490 shares of WebMD Common Stock at a price of $52.07 per share, the last reported sale price of WebMD Common Stock on January 5, 2011, which repurchase settled on January 11, 2011. Interest on the 2.50% Notes is payable semiannually on January 31 and July 31 of each year, commencing July 31, 2011. Under the terms of the 2.50% Notes, holders may surrender their 2.50% Notes for conversion into WebMD Common Stock at an initial conversion rate of 15.1220 shares of WebMD Common Stock per thousand dollars principal amount of 2.50%

Notes. This is equivalent to an initial conversion price of approximately $66.13 per share of Common Stock. In the aggregate, the 2.50% Notes are convertible into 6,048,800 shares of Common Stock.

2010 Tender Offers.  On September 8, 2010, we completed a tender offer for our Common Stock and repurchased 3,000,000 shares at a price of $52.00 per share for total consideration of $156,421, which includes $421 of costs directly attributable to the purchase. On April 8, 2010, we completed a tender offer for our Common Stock and repurchased 5,172,204 shares at a price of $46.80 per share for total consideration of $242,795, which includes $736 of costs directly attributable to the purchase. In this MD&A, we refer to both tender offers as the 2010 Tender Offers. The 2010 Tender Offers represented an opportunity for WebMD to return capital to stockholders who elected to tender their shares of WebMD Common Stock, while stockholders who chose not to participate in the 2010 Tender Offers automatically increased their relative percentage interest in our company at no additional cost to them.

Sale of Porex.  SNTC Holding, Inc., a wholly-owned subsidiary of our company, entered into a stock purchase agreement, dated as of September 17, 2009, for the sale of our Porex business (which we refer to as Porex) for which we received $74,378 in cash at closing, received $67,500 in senior secured notes (which we refer to as the Senior Secured Notes) and incurred approximately $4,900 of transaction expenses. The sale was completed on October 19, 2009. During the three months ended March 31, 2010, we also paid $1,430 to Porex related to the finalization of a customary working capital adjustment. The historical financial information for Porex is reflected as discontinued operations within the Consolidated Financial Statements contained elsewhere in this Annual Report. On April 1, 2010, we sold the Senior Secured Notes to their issuer for $65,475 (which represented 97% of the aggregate principal amount) plus accrued interest through that date. We recognized a pre-tax gain of $1,362 related to the sale of the Senior Secured Notes.

Auction Rate Securities.  Effective April 20, 2010, we entered into an agreement pursuant to which we sold our holdings of auction rate securities (which we refer to as ARS), for an aggregate of $286,399. Under the terms of the agreement, we retained an option (which we refer to as the ARS Option), for a period of two years from the date of the agreement: (a) to repurchase from the purchaser the same principal amount of any or all of the various series of ARS sold at the agreed upon purchase prices received on April 20, 2010; and (b) to receive from the purchaser additional proceeds upon certain redemptions of the various series of ARS sold. As a result, during the three months ended March 31, 2010, we recorded a charge of $29,508, representing the difference between the adjusted cost basis of our ARS holdings and the proceeds received on April 20, 2010. Additionally, during the period from April 20, 2010 through December 31, 2010, we received cash of $10,467 and recognized a gain of $14,712 in connection with the ARS Option.

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

2008 EBSCo Sale.  On November 16, 2006, we completed the sale of a 52% interest in the business that constituted our Emdeon Business Services segment, excluding our ViPS business unit (which we refer to as

EBS) to an affiliate of General Atlantic LLC (which we refer to as GA). We refer to this transaction as the 2006 EBS Sale. From the closing of the 2006 EBS Sale to the closing of the sale of our remaining interest in EBS on February 8, 2008, we owned 48% of EBS Master LLC (which we refer to as EBSCo), the entity that acquired EBS in the 2006 EBS Sale and accounted for that 48% ownership interest as an equity investment in our consolidated financial statements. On February 8, 2008, we entered into a Securities Purchase Agreement and simultaneously completed the sale of our 48% noncontrolling ownership interest in EBSCo (which we refer to as the 2008 EBSCo Sale) for $574,617 in cash, net of professional fees and other expenses, to an affiliate of GA and affiliates of Hellman & Friedman, LLC. In connection with the sale transactions, EBSCo agreed to license, through February 2018, certain de-identified data to our company, which is utilized in the sale of certain of our information products.

ViPS Sale.  On July 22, 2008, we completed the sale of our ViPS business to an affiliate of General Dynamics Corporation (which we refer to as the ViPS Sale). We received cash proceeds of $223,175, net of the working capital adjustment, professional fees and other expenses associated with the ViPS Sale. In connection with the ViPS Sale, we entered into a transition services agreement with ViPS whereby we provided ViPS with certain administrative services for a short period following the sale. The historical financial information of ViPS has been reflected as discontinued operations within the Consolidated Financial Statements contained elsewhere in this Annual Report.

Directors & Officers Liability Insurance Coverage Litigation.  On July 23, 2007, HLTH commenced litigation (which we refer to as the Coverage Litigation) in the Court of Chancery of the State of Delaware in and for New Castle County against ten insurance companies in which HLTH was seeking to compel the defendant companies (which we refer to collectively as the Defendants) to honor their obligations under certain directors and officers liability insurance policies (which we refer to as the Policies). WebMD succeeded to HLTH as plaintiff in this action as a result of the Merger. HLTH was seeking an order requiring the Defendants to advance and/or reimburse expenses that HLTH has incurred and expected to continue to incur for the advancement of the reasonable defense costs of initially ten, and now four, former officers and directors of HLTH’s former Emdeon Practice Services subsidiary (which we refer to as EPS) who were indicted in connection with the investigation by United States Attorney for the District of South Carolina (which we refer to as the Investigation) described in Note 9, “Commitments and Contingencies” located in the Notes to the Consolidated Financial Statements included in this Annual Report.

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

On September 9, 2008 and February 4, 2009, respectively, the eighth and ninth level carriers of the Synetic Policies notified HLTH that they believe that they were not bound by the Court’s July 31, 2008 order regarding the duty of the Synetic carriers to advance and reimburse defense costs. This resulted in HLTH making a motion to the Court on February 23, 2009 to require such eighth and ninth level carriers to advance and reimburse defense costs. HLTH later settled with the eighth level carrier. Under the terms of the settlement such carrier has paid, in full and final settlement, an agreed-upon percentage of the policy amount against each payment of defense costs made by us as such policy was implicated. On April 15, 2009, the ninth level carrier made a cross-motion for summary judgment claiming that, in light of a policy endorsement applicable only to the ninth level carrier, because of the time period during which the conspiracy charged in the Second Superseding Indictment is alleged to have taken place, the Synetic Policy issued by such carrier does not cover HLTH’s indemnification obligations. HLTH believed that such carrier’s motion was without merit and responded to the motion. On July 15, 2009, the Court granted summary judgment in favor of the ninth level carrier and unless and until we successfully appeal such decision, the ninth level carrier is not liable to pay any portion of the $10,000 total coverage of its policy with respect to our indemnification obligations. As of December 31, 2010, $84,200 has been paid by insurance companies representing the EPS Policies and the Synetic Policies through a combination of payment under the terms of the Policies, payment under reservation of rights or through settlement. Of this amount, $62,800 represents the portion received through settlement.

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

In addition to the Coverage Litigation, on December 22, 2009, TIG Specialty Insurance Company (which we refer to as TIG), the second level issuer of the EPS Policies, commenced an action against us to recover the $5,000 that TIG advanced to us in 2006. Our Company and TIG have settled this matter.

We intend to continue to satisfy our legal obligation to the indicted individuals with respect to advancement of amounts for their defense costs.

Indemnification Obligations to Former Officers and Directors of EPS.  HLTH had certain indemnity obligations to advance amounts for reasonable defense costs for initially ten, and now four, former officers and directors of EPS, who were indicted in connection with the Investigation. In connection with the sale of EPS, HLTH agreed to indemnify Sage Software relating to these indemnity obligations and we also assumed that obligation in the Merger. During 2007, based on information available at that time, we determined a reasonable estimate of the range of probable costs with respect to our indemnification obligation and accordingly, recorded an aggregate pre-tax charge of $73,347, which represented our estimate of the low end of the probable range of costs related to this matter. We reserved the low end of the probable range of costs because no estimate within the range was a better estimate than any other amount. That estimate included assumptions as to the duration of the trial and pre-trial periods, and the defense costs to be incurred during these periods. During 2008 and 2009, we updated the estimated range of our indemnification obligation based on new information received during those periods, and as a result, recorded additional pre-tax charges of $29,078 and $14,367, respectively. As described in more detail above, two of the former officers and directors of EPS were found guilty; however, the Court set the verdict aside on May 27, 2010 and entered a judgment of acquittal. The government entered a notice of appeal with respect to the Court’s order and such appeal is pending. Two other former officers of EPS are awaiting trial in Tampa, Florida, which was scheduled to begin on October 4, 2010; however, on July 9, 2010, the Court in Tampa placed the case against those defendants on hold pending resolution of the appeal of the South Carolina ruling. As of December 31, 2010, the remaining accrual with respect to the costs for these matters was $7,527 and is included within liabilities of discontinued operations on the accompanying consolidated balance sheet. The ultimate outcome of this matter is still uncertain and, accordingly, the amount of cost we may ultimately incur could be substantially more than the reserve we have currently provided. If the recorded reserves are insufficient to cover the ultimate cost of this matter, we will need to record additional charges to our results of operations in future periods.

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

Critical Accounting Policies

We believe the following reflects our critical accounting policies and our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•	Revenue Recognition. Revenue from advertising is recognized as advertisements are delivered or as publications are distributed. Revenue from sponsorship arrangements, content syndication and distribution arrangements, information services and licenses of healthcare management tools and private portals as well as related health coaching services, are recognized ratably over the term of the applicable agreement. Revenue from the sponsorship of CME is recognized over the period we substantially complete our contractual deliverables as determined by the applicable agreements. When contractual arrangements contain multiple elements, revenue is allocated to each element based on its relative fair value determined using prices charged when elements are sold separately. In certain instances where fair value does not exist for all the elements, the amount of revenue allocated to the delivered elements equals the total consideration less the fair value of the undelivered elements. In instances where fair value does not exist for the undelivered elements, revenue is recognized as the last element is delivered.

•	Long-Lived Assets. Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on fair value using exit price and market participant view, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill and indefinite lived intangible assets, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill and indefinite lived intangible assets, whenever indicators of impairment are present. We evaluate the carrying value of goodwill and indefinite lived intangible assets annually, or whenever indicators of impairment are present. We use a discounted cash flow approach to determine the fair value of goodwill and indefinite lived intangible assets. Long-lived assets held for sale are reported at the lower of cost or fair value less cost to sell. There was no impairment of goodwill or indefinite lived intangible assets noted as a result of our impairment testing in 2010.

•	Fair Value of Investments in Auction Rate Securities (ARS). Through April 20, 2010, we held investments in ARS which were backed by student loans, 97% guaranteed under the Federal Family Education Loan Program (FFELP), and had credit ratings of AAA or Aaa when purchased. Historically, the fair value of these ARS holdings approximated par value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, substantially all auctions involving these securities have failed. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets develop. Additionally, approximately one-half of the auction rate securities we held were, during 2009, either downgraded below AAA or placed on “watch” status by one or more of the major credit rating agencies.

During the periods that we held them, we estimated the fair value of our ARS holdings using an income approach valuation technique. Using this approach, expected future cash flows are calculated over the expected life of each security and are discounted to a single present value using a market required rate of return. Some of the more significant assumptions made in the present value calculations included (i) the estimated weighted average lives for the loan portfolios underlying each individual ARS and (ii) the required rates of return used to discount the estimated future cash flows over the estimated life of each security, which considered both the credit quality for each individual ARS and the market liquidity for these investments. Additionally, effective April 1, 2009, we adopted new authoritative guidance which required us to separate losses associated with our ARS into two categories, the portion of the loss which is considered credit loss and the portion of the loss which is due to other factors. As discussed above, certain of the auction rate securities we held were, during 2009, downgraded below AAA by one or more of the major credit rating agencies. These revised credit ratings were a significant consideration in determining the estimated credit loss associated with our ARS.

Our ARS were classified as Level 3 assets as their valuation, including the portion of their valuation attributable to credit losses, required substantial judgment and estimation of factors that were not currently observable in the market due to the lack of trading in the securities. If different assumptions were used for the various inputs to the valuation approach including, but not limited to, assumptions involving the estimated lives of the ARS holdings, the estimated cash flows over those estimated lives, and the estimated discount rates applied to those cash flows, the estimated fair value of those investments could have been significantly higher or lower than the fair value we determined. In connection with the sale of our ARS on April 20, 2010, we retained an option (which we refer to as the ARS Option), for a period of two years: (a) to repurchase from the purchaser the same principal amount of any or all of the various series of ARS sold, at the agreed upon purchase prices received on April 20, 2010; and (b) to receive additional proceeds from the purchaser upon certain redemptions of the various series of ARS sold. During 2010, the Company recognized an aggregate gain of $14,712 related to the ARS Option, and received cash proceeds of $10,467 during the period from April 20, 2010 through December 31, 2010. The value of the ARS Option as of December 31, 2010 is estimated to be $4,245 and has been classified as a Level 3 asset as its valuation requires substantial judgment. The historical redemption activity of the specific ARS underlying the ARS Option was the most significant assumption used to determine an estimated value of the ARS Option. The Company is required to reassess the value of this ARS Option at each reporting period, and any changes in value will be recorded within the statement of operations in future periods. See Note 14 in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding our ARS Option.

•	Stock-Based Compensation. Stock-based compensation expense for all share-based payment awards granted is determined based on the grant-date fair value. The grant date fair value for stock options is estimated using the Black-Scholes Option Pricing Model. We recognize these compensation costs net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment awards. As of December 31, 2010, there was approximately $76.1 million of unrecognized stock-based compensation expense (net of estimated forfeitures) related to unvested stock options and restricted stock awards held by employees, which is expected to be recognized over a weighted-average period of approximately 2.8 years, related to our stock-based compensation plans.

•	Deferred Taxes. Our deferred tax assets are comprised primarily of net operating loss carryforwards and federal tax credits. These net operating loss carryforwards and federal tax credits may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. A significant portion of our net deferred tax assets, including the portion related to excess tax benefits of stock-based awards, are reserved for by a valuation allowance as required by relevant accounting literature. The remaining portion of our net deferred tax assets are no longer reserved for by a valuation allowance. Management determines the need for a valuation allowance by assessing the probability of realizing deferred tax assets, taking into consideration factors including historical operating results, expectations of future earnings and taxable income. Management will continue to evaluate the need for a valuation allowance in the future.

•	Tax Contingencies. Our tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by tax authorities. These potential exposures result from applications of various statutes, rules, regulations and interpretations. Our estimates of tax contingencies reflect assumptions and judgments about potential actions by taxing jurisdictions. We believe that these assumptions and judgments are reasonable. However, our accruals may change in the future due to new developments in each matter and the ultimate resolution of these matters may be greater or less than the amount that we have accrued. Consistent with our historical financial reporting, we have elected to reflect interest and penalties related to uncertain tax positions as part of the income tax provision (benefit).

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented (dollar amounts in thousands):

	Years Ended December 31,
	2010		2009		2008
	$	%(a)	$	%(a)	$	%(a)

Revenue	$534,519	100.0	$438,536	100.0	$373,462	100.0
Cost of operations	187,831	35.1	165,753	37.8	135,138	36.2
Sales and marketing	120,874	22.6	112,101	25.6	106,080	28.4
General and administrative	85,496	16.0	89,620	20.4	88,053	23.6
Depreciation and amortization	27,578	5.2	28,185	6.4	28,410	7.6
Interest income	3,949	0.7	9,149	2.1	35,300	9.5
Interest expense	11,453	2.1	23,515	5.4	26,428	7.1
Loss (gain) on convertible notes	23,332	4.4	(10,120)	(2.3)	—	—
Loss on investments	9,517	1.8	—	—	60,108	16.1
Severance and other transaction expenses	—	—	11,066	2.5	6,941	1.9
Gain on sale of EBS Master LLC	—	—	—	—	538,024	144.1
Restructuring	—	—	—	—	7,416	2.0
Other (expense) income, net	(72)	—	(1,369)	(0.3)	992	0.3

Income from continuing operations before income tax provision (benefit)	72,315	13.5	26,196	6.0	489,204	131.0
Income tax provision (benefit)	20,043	3.7	(45,491)	(10.4)	26,638	7.1
Equity in earnings of EBS Master LLC	—	—	—	—	4,007	1.1

Consolidated income from continuing operations	52,272	9.8	71,687	16.3	466,573	124.9
Consolidated income from discontinued operations	1,800	0.3	49,354	11.3	94,682	25.4

Consolidated net income inclusive of noncontrolling interest	54,072	10.1	121,041	27.6	561,255	150.3
Income attributable to noncontrolling interest	—	—	(3,705)	(0.8)	(1,032)	(0.3)

Net income attributable to Company stockholders	$54,072	10.1	$117,336	26.8	$560,223	150.0

(a)	amounts may not add due to rounding.

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

Our discussions throughout MD&A make references to certain non-cash expenses. The following is a summary of our principal non-cash expenses:

•	Non-cash advertising expense. Expense related to the use of our prepaid advertising inventory that we received from News Corporation in exchange for equity instruments that we issued in connection with an agreement we entered into with News Corporation in 1999 and subsequently amended in 2000. The inventory was to be used over nine years expiring in 2009. This non-cash advertising expense is included in sales and marketing expense as we use the asset for promotion of our brand.

•	Non-cash stock-based compensation expense. Expense related to the awards of all share-based payments to employees and non-employee directors, such as grants of employee stock options and restricted stock. Non-cash stock-based compensation expense is reflected in the same expense captions as the related salary cost of the respective employee.

The following table is a summary of our non-cash expenses included in the respective statements of operations captions.

	Years Ended December 31,
	2010	2009	2008

Advertising expense included in:
Sales and marketing	$—	$1,753	$5,097

Stock-based compensation expense included in:
Cost of operations	$7,211	$6,723	$3,818
Sales and marketing	8,033	8,069	3,591
General and administrative	18,056	24,620	17,223

Income from continuing operations	33,300	39,412	24,632

Consolidated income from discontinued operations	—	693	1,600

Total stock-based compensation expense	$33,300	$40,105	$26,232

2010 and 2009

The following discussion is a comparison of our results of operations for the year ended December 31, 2010, to the year ended December 31, 2009.

Revenue.  Our total revenue increased 21.9% to $534,519 in 2010 from $438,536 in 2009. The increase was due to higher advertising and sponsorship revenue from our public portals. A more detailed discussion regarding changes in revenue is included below under “— Supplemental Financial and Operating Information.”

Cost of Operations.  Cost of operations was $187,831 in 2010, compared to $165,753 in 2009. Our cost of operations represented 35.1% of revenue in 2010, compared to 37.8% of revenue in 2009. Included in cost of operations were non-cash expenses related to stock-based compensation of $7,211 in 2010, compared to $6,723 in 2009. The increase in non-cash stock-based compensation expense for 2010, compared to 2009, resulted from equity grants made to employees during 2010 for which there were no comparable amounts in 2009.

Cost of operations, excluding the non-cash stock-based compensation expense discussed above, was $180,620, or 33.8% of revenue in 2010, compared to $159,030, or 36.3% of revenue in 2009. The increase in absolute dollars in 2010 compared to 2009, was primarily attributable to an increase of approximately $2,482 in development and distribution expense, and an increase of approximately $17,343 of website operations expense associated with the delivery of our advertising and sponsorship arrangements and increased traffic to our Websites. The decrease as a percentage of revenue, excluding the non-cash expenses discussed above, for 2010 compared to 2009, was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in operations expense.

Sales and Marketing.  Sales and marketing expense was $120,874 in 2010, compared to $112,101 in 2009. Our sales and marketing expense represented 22.6% of revenue in 2010, compared to 25.6% in 2009. Included in sales and marketing expense were non-cash expenses related to advertising of $1,753 in 2009. We did not have any non-cash advertising expense in 2010 as we fully utilized the balance of our prepaid advertising inventory during 2009. Also included in sales and marketing expense were non-cash expenses related to stock-based compensation of $8,033 in 2010, compared to $8,069 in 2009.

Sales and marketing expense, excluding the non-cash expenses discussed above, was $112,841, or 21.1% of revenue, in 2010, compared to $102,279, or 23.3% of revenue, in 2009. The increase in absolute dollars in 2010 compared to 2009 was primarily attributable to an increase in compensation and other personnel-related costs due to increased staffing and sales commissions related to higher revenue. The decrease as a percentage of revenue, excluding the non-cash expenses discussed above, for 2010 compared to 2009 was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in sales and marketing expense.

General and Administrative.  General and administrative expense was $85,496 in 2010, compared to $89,620 in 2009. Our general and administrative expenses represented 16.0% of revenue in 2010, compared to 20.4% of revenue in 2009. Included in general and administrative expense was non-cash stock-based compensation expense of $18,056 in 2010, compared to $24,620 in 2009. The decrease in non-cash stock-based compensation expense for 2010, compared to 2009, resulted primarily from certain stock-based awards becoming fully vested during 2009, for which there was no comparable expense in 2010.

General and administrative expense, excluding the non-cash stock-based compensation expense discussed above, was $67,440, or 12.6% of revenue, in 2010, compared to $65,000, or 14.8% of revenue in 2009. The decrease as a percentage of revenue, excluding the non-cash expenses discussed above, for 2010 compared to 2009, was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in general and administrative expense.

Depreciation and Amortization.  Depreciation and amortization expense was $27,578, or 5.2% of revenue in 2010, compared to $28,185, or 6.4% of revenue in 2009. Depreciation expense increased by approximately $2,307 during 2010 compared to 2009, resulting from capital expenditures made in 2010 and 2009, which was offset by a decrease in amortization expense of approximately $2,914 resulting from certain intangible assets becoming fully amortized.

Interest Income.  Interest income was $3,949 in 2010, compared to $9,149 in 2009. This decrease in 2010 primarily resulted from a decrease in the average rates of return, as well as lower average investment balances for the period, compared to the prior year period.

Interest Expense.  Interest expense was $11,453 in 2010, compared to $23,515 in 2009. Interest expense in 2010 and 2009 included $5,954 and $10,205, respectively, related to the amortization of the debt discount for our 3 1/8% Notes and the amortization of the debt issuances costs for both our 1.75% Notes and our 3 1/8% Notes. The decrease in interest expense is a result of lower debt outstanding during 2010 when compared to 2009 due to the repurchases and conversions of our convertible debt over these periods.

(Loss) Gain on Convertible Notes.  During 2010, we repurchased $32,446 principal amount of our 1.75% Notes and holders of the 1.75% Notes converted $232,137 principal amount into shares of our Common Stock. Additionally, during 2010 we repurchased $42,168 principal amount of our 3 1/8% Notes and holders of the 3 1/8% Notes converted $208,132 principal amount into shares of our common stock. We recognized a net loss on the repurchases and conversions of these notes of $23,332 during 2010. During 2009, we repurchased $85,417 principal amount of our 1.75% Notes for $80,123, and $49,700 principal amount of our 3 1/8% Notes for $43,734. We recognized a net gain on the repurchase of these notes of $10,120 during 2009.

Loss on Investments.  On April 20, 2010, we sold our holdings of ARS for an aggregate of $286,399. See “— Introduction — Background Information on Certain Transactions and Other Significant Developments — Auction Rate Securities” for additional information. As a result, during 2010, we recorded a charge of $29,508, representing the difference between the adjusted cost basis of our ARS holdings and the proceeds received on April 20, 2010. Additionally, we recorded gains of $19,991 related to the sale of our remaining equity investments, the sale of our Senior Secured Notes and adjustments in the value of our ARS Option. There were no comparable amounts in the prior year periods.

Severance and Other Transaction Expenses.  We incurred severance and other transaction expenses of $11,066 during 2009 related to the merger between HLTH and WebMD. These expenses include severance and related expenses for certain HLTH senior executives that had severance and other benefits through pre-existing employment agreements which were triggered by the Merger.

Other (Expense) Income, Net.  Other expense was $72 in 2010, compared to other expense of $1,369 in 2009. Other (expense) income, net includes (i) $783 and $2,331 in 2010 and 2009, respectively, of external legal costs and expenses we incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC, including legal costs we incurred related to the ongoing litigation with the insurance carriers regarding the coverage of certain expenses related to this investigation, (ii) $711 and $915 in 2010 and 2009, respectively, related to the reversal of indemnification accruals for certain tax contingencies associated with our former EBS subsidiary resulting from the expiration of various statutes and (iii) transition services income of $47 in 2009, which represents amounts earned from the service fees charged to EBSCo and ViPS, for services rendered under their respective transition services agreements.

Income Tax Provision (Benefit).  The income tax provision was $20,043 in 2010, compared to an income tax benefit of $45,491 in 2009. The income tax provision of $20,043 in 2010 includes a deferred tax benefit of approximately $22,000 primarily related to the reversal of valuation allowance attributable to the sale of our ARS holdings. The income tax benefit of $45,491 in 2009 includes a benefit of $58,578 related to the reversal of valuation allowance against our net deferred tax assets, including our net operating loss carryforwards, and certain state net operating loss benefits as a result of revised apportionment factors due to the Merger.

Consolidated Income from Discontinued Operations, Net of Tax.  Consolidated income from discontinued operations, net of tax, was $1,800 in 2010, compared to $49,354 in 2009. Discontinued operations in 2010 primarily related to the release back to us of $3,855 for certain EPS related compensation that was previously held in escrow, offset by a charge related to the settlement with one of our directors and officers liability insurance carriers. Included in discontinued operations in 2009 is a pre-tax gain of $25,790 from the sale of Porex in 2009. In addition, consolidated income from discontinued operations includes the aggregate pre-tax operating results of Porex and LBB of $5,575 in 2009. Also included in consolidated income from discontinued operations in 2009 were pre-tax charges of approximately $14,367 related to our indemnity obligations to advance amounts for reasonable defense costs for the former officers and directors of EPS, who were indicted in connection with the investigation by the United States Attorney for the District of South Carolina and the SEC. In 2009, we also recorded income of $53,150 related to settlements with certain insurance carriers related to their coverage of the defense costs being incurred by the former officers and directors of EPS. The income tax (benefit) provision included within discontinued operations was ($444) and $21,224 during 2010 and 2009, respectively.

Income Attributable to Noncontrolling Interest.  Income attributable to noncontrolling interest was $3,705 in 2009 and represents the interest of the former WebMD minority shareholders during periods prior to October 23, 2009, the closing date of the Merger. Historically, income attributable to noncontrolling interest fluctuated based on the net income or loss reported by WebMD, combined with changes in the percentage ownership of WebMD held by the noncontrolling interest shareholders.

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

Cost of operations, excluding the non-cash stock-based compensation expense discussed above, was $159,030, or 36.3% of revenue, in 2009, compared to $131,320, or 35.2% of revenue, in 2008. The increase in absolute dollars, as well as the increase as a percentage of revenue in 2009 compared to 2008, was primarily attributable to an increase of approximately $11,200 in development and distribution expense, and an increase of approximately $15,300 of website operations expense associated with the delivery of our advertising and sponsorship arrangements and increased traffic to our Websites.

Sales and Marketing.  Sales and marketing expense was $112,101 in 2009, compared to $106,080 in 2008. Our sales and marketing expense represented 25.6% of revenue in 2009, compared to 28.4% in 2008. Included in sales and marketing expense were non-cash expenses related to advertising of $1,753 in 2009, compared to $5,097 in 2008. Non-cash advertising expense was lower in 2009 when compared to 2008 as we fully utilized the balance of our prepaid advertising inventory during 2009. Also included in sales and marketing expense were non-cash expenses related to stock-based compensation of $8,069 in 2009, compared to $3,591 in 2008. The increase in non-cash stock-based compensation expense for 2009, compared to 2008, resulted primarily from a broad-based equity grant made to employees during the end of 2008. As a result of the timing of this grant, the related non-cash stock based compensation expense was only partially included in 2008, but included during the full year of 2009.

Sales and marketing expense, excluding the non-cash expenses discussed above, was $102,279, or 23.3% of revenue, in 2009, compared to $97,392, or 26.1% of revenue, in 2008. The increase in absolute dollars in 2009 compared to 2008 was primarily attributable to an increase in compensation and other personnel-related costs due to increased staffing and sales commissions related to higher revenue. The decrease as a percentage of revenue, excluding the non-cash expenses discussed above, for 2009 compared to 2008 was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in sales and marketing expense.

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

General and administrative expense, excluding the non-cash stock-based compensation expense discussed above, was $65,000, or 14.8% of revenue, in 2009, compared to $70,830, or 19.0% of revenue, in 2008. The decrease of $5,830 was attributable to approximately $8,000 of corporate expense reduction initiatives throughout the year in anticipation of the Merger which was completed in October 2009, offset by an increase of approximately $2,200 in personnel and related expenses at WebMD. Our general and administrative expenses as a percentage of revenue declined during 2009 as compared to 2008, reflecting the $8,000 corporate expense reductions as well as our ability to achieve the increase in revenue without incurring a proportional increase in general and administrative expenses.

Depreciation and Amortization.  Depreciation and amortization expense was $28,185, or 6.4% of revenue, in 2009, compared to $28,410, or 7.6% of revenue, in 2008. Depreciation expense increased by approximately $2,900 during 2009 compared to 2008, resulting from capital expenditures made in 2009 and 2008, which was offset by a decrease in amortization expense of approximately $3,100 resulting from certain intangible assets becoming fully amortized.

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

Gain on Repurchases of Convertible Notes.  During 2009, we repurchased $85,417 principal amount of our 1.75% Notes for $80,123, and $49,700 principal amount of our 3 1/8% Notes for $43,734. We recognized a net gain on the repurchase of these notes of $10,120 during 2009. There was no comparable repurchase activity in 2008.

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

Impairment of Auction Rate Securities.  Impairment of auction rate securities represents a charge of $60,108 related to an other-than-temporary impairment of the fair value of our ARS investments in 2008. For additional information, see “Critical Accounting Estimates and Policies — Critical Accounting Policies — Fair Value of Investments in Auction Rate Securities” above.

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

Other (Expense) Income, Net.  Other expense was $1,369 in 2009, compared to other income of $992 in 2008. Other (expense) income, net includes (i) $2,331 and $1,092 in 2009 and 2008, respectively, of external legal costs and expenses we incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC, including legal costs we incurred related to the ongoing litigation with the insurance carriers regarding the coverage of certain expenses related to this investigation, (ii) $915 and $1,749 in 2009 and 2008 related to the reversal of indemnification accruals for certain tax contingencies associated with our former EBS subsidiary resulting from the expiration of various statutes and (iii) transition services income of $47 and $335 in 2009 and 2008, respectively, which represents amounts earned from the service fees charged to EBSCo and ViPS, for services rendered under their respective transition services agreements.

Income Tax (Benefit) Provision.  The income tax benefit was $45,491 in 2009, compared to an income tax provision of $26,638 in 2008. The income tax benefit of $45,491 in 2009 includes a benefit of $58,578 related to the reversal of valuation allowance against our net deferred tax assets, including our net operating loss carryforwards, and certain state net operating loss benefits as a result of revised apportionment factors due to the Merger. The income tax provision of $26,638 in 2008 includes a provision of $20,504 related to the gain on the 2008 EBSCo Sale, which primarily relates to certain alternative minimum taxes and other state taxes that were not offset by net operating loss carryforwards. Also, the income tax provision in 2008 excludes a benefit for the impairment of ARS, as during 2008, it was not expected to be deductible for tax purposes, and therefore, a valuation allowance was maintained on this deferred tax asset.

Consolidated Income from Discontinued Operations, Net of Tax.  Consolidated income from discontinued operations, net of tax, was $49,354 in 2009, compared to $94,682 in 2008. Included in discontinued operations is a pre-tax gain of $25,790 from the sale of Porex in 2009 and a pre-tax gain of $96,969 from the sale of ViPS in 2008. In addition, consolidated income from discontinued operations includes the aggregate pre-tax operating results of Porex and LBB of $5,575 in 2009 and the aggregate pre-tax operating results of ViPS, Porex and LBB of $29,369 in 2008. Also included in consolidated income from discontinued operations are pre-tax charges of approximately $14,367 and $29,078 in 2009 and 2008, respectively, related to our indemnity obligations to advance amounts for reasonable defense costs for the former officers and directors of EPS, who were indicted in connection with the investigation by the United States Attorney for the District of South Carolina and the SEC. In 2009, we also recorded income of $53,150 related to settlements with certain insurance carriers related to their coverage of the defense costs being incurred by the former officers and directors of EPS. The income tax provision included within discontinued operations was $21,224 and $3,134 during 2009 and 2008, respectively.

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

Supplemental Financial and Operating Information

The following table and the discussion that follows presents information for groups of revenue based on similar services we provide, as well as information related to a non-GAAP performance measure that we use to monitor the performance of our business and which we refer to as “Earnings before interest, taxes, non-cash and other items” or “Adjusted EBITDA.” Due to the fact that Adjusted EBITDA is a non-GAAP measure, we have also included a reconciliation from Adjusted EBITDA to net income.

	Years Ended December 31,
	2010	2009	2008

Revenue
Public portal advertising and sponsorship	$446,969	$347,570	$284,416
Private portal services	87,550	90,966	89,046

	$534,519	$438,536	$373,462

Earnings before interest, taxes, non-cash and other items (Adjusted EBITDA)	$173,618	$112,274	$74,255
Interest, taxes, non-cash and other items
Interest income	3,949	9,149	35,300
Interest expense	(11,453)	(23,515)	(26,428)
Income tax (provision) benefit	(20,043)	45,491	(26,638)
Depreciation and amortization	(27,578)	(28,185)	(28,410)
Non-cash stock-based compensation	(33,300)	(39,412)	(24,632)
Non-cash advertising	—	(1,753)	(5,097)
(Loss) gain on convertible notes	(23,332)	10,120	—
Loss on investment	(9,517)	—	(60,108)
Severance and other transaction expenses	—	(11,066)	(6,941)
Restructuring	—	—	(7,416)
Equity in earnings of EBS Master LLC	—	—	4,007
Gain on sale of EBS Master LLC	—	—	538,024
Other (expense) income, net	(72)	(1,416)	657

Consolidated income from continuing operations	52,272	71,687	466,573
Consolidated income from discontinued operations, net of tax	1,800	49,354	94,682

Consolidated net income inclusive of noncontrolling interest	54,072	121,041	561,255
Income attributable to noncontrolling interest	—	(3,705)	(1,032)

Net income attributable to Company stockholders	$54,072	$117,336	$560,223

2010 and 2009

The following discussion is a comparison of the results of operations for our two groups of revenue and our Adjusted EBITDA for the year ended December 31, 2010 to the year ended December 31, 2009.

Public Portal Advertising and Sponsorship.  Public portal advertising and sponsorship revenue was $446,969 in 2010, an increase of $99,399, or 28.6%, from 2009. The increase in public portal advertising and sponsorship revenue was primarily attributable to an increase in the number and average size of unique sponsored programs on our sites, including both brand sponsorship and educational programs. In general, pricing remained relatively stable for our advertising and sponsorship programs and was not a significant source of the revenue increase.

Private Portal Services.  Private portal services revenue was $87,550 in 2010, a decrease of $3,416, or 3.8%, from 2009. The decline in revenue was primarily due to a decline in the number of employees and health plan members of our customers and a reduction in the overall number of customers. In general, pricing remained relatively stable for our private portal services and was not a significant source of the revenue decrease. The number of companies using our private portal platform at December 31, 2010 was 124 compared to 138 at December 31, 2009. At December 31, 2010, we also had approximately 127 additional customers who purchased stand-alone decision support services from us.

Adjusted EBITDA.  Adjusted EBITDA increased to $173,618, or 32.5% of revenue, in 2010 from $112,274, or 25.6% of revenue, in 2009. This increase as a percentage of revenue was primarily due to higher revenue, specifically related to the increase in the number and average size of brands and sponsored programs in our public portals, without incurring a proportionate increase in overall expenses. Additionally, corporate expense reductions of approximately $7,000 in 2010 as a result of the Merger, contributed to the improvement in Adjusted EBITDA as a percentage of revenue in 2010 compared to 2009.

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

Private Portal Services.  Private portal services revenue was $90,966 in 2009, an increase of $1,920 or 2.2%. The number of companies using our private portal platform at December 31, 2009 was 138 compared to 134 in December 31, 2008. In general, pricing remained relatively stable for our private portal services and was not a significant source of the revenue increase. At December 31, 2009, we also had approximately 140 additional customers who purchased stand-alone decision support services from us. Private portal services revenue includes revenue previously referred to as “licensing” revenue.

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

* * * *

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

Liquidity and Capital Resources

Cash Flows

As of December 31, 2010, we had $400,501 of cash and cash equivalents and $403,026 of working capital. Our working capital is affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities from our continuing operations in 2010 was $138,297, which related to consolidated net income of $54,072, adjusted for income from discontinued operations of $1,800, the non-operating losses related to the repurchases and conversions of our convertible notes of $23,332, the non-operating losses on our investments of $9,517, and non-cash expenses of $66,069, which include depreciation and amortization expense, non-cash interest expense, non-cash stock-based compensation expense and deferred income taxes. Additionally, changes in operating assets and liabilities reduced operating cash flow by $12,893, primarily due to an increase in accounts receivable of $16,292 and a decrease in deferred revenue of $1,431, offset by a decrease in prepaid expenses of $4,617 and an increase in accrued expenses of $213.

Cash provided by operating activities from our continuing operations in 2009 was $107,423, which related to consolidated net income of $121,041, adjusted for income from discontinued operations of $49,354, the non-operating gains on repurchases of convertible notes of $10,120 and for non-cash expenses of $37,412, which include depreciation and amortization expense, non-cash interest expense, non-cash advertising expense, non-cash stock-based compensation expense and deferred income taxes. Additionally, changes in operating assets and liabilities provided cash flow of $8,444, primarily due to an increase in deferred revenue of $18,861, an increase in accrued expenses and other long-term liabilities of $7,677 and a decrease in prepaid expenses of $6,979, offset by an increase in accounts receivable of $25,073.

Cash provided by investing activities from our continuing operations was $338,635 in 2010, compared to cash provided by investing activities from our continuing operations of $56,732 in 2009. During 2010 we received $361,852 from the sale of available-for-sale securities, primarily related to $290,999 from the sale of our ARS holdings and $65,475 from the sale of the Senior Secured Notes. Additionally, we received $10,467 of cash redemptions during 2010 through the ARS Option we retained following the sale of our auction rate securities. During 2009, our cash provided by investing activities primarily resulted from $72,318 related to the sale of the discontinued operations of Porex, and to a lesser extent LBB. We used $32,254 in connection with purchases of property and equipment in 2010 compared to $17,886 of purchases of property and equipment in 2009. The increase in cash used for purchases of property and equipment during 2010 is primarily attributable to leasehold improvements for new office facilities we entered into during 2010.

Cash used in financing activities was $519,723 in 2010, compared to cash used in financing activities of $331,547 in 2009. The most significant use of cash for financing activities related to the repurchase of our Common Stock through tender offers and through our repurchase program, as well as the repurchase of our 1.75% Notes and our 3 1/8% Notes. In the aggregate, we used cash of $515,473 in 2010 and $352,259 in 2009 related to these items. Other sources of cash from financing activities include $59,825 of proceeds received from the exercise of stock options and the tax benefits received related to stock-based awards which totaled $22,458 during 2010, offset by cash used for withholding taxes due on stock-based awards of $86,533. During 2009, we received $43,378 from option exercises and the related excess tax benefit, which was offset by $17,645 of cash used for withholding taxes due on stock-based awards.

Also included in our consolidated statements of cash flows were cash flows (used in) provided by discontinued operations. These amounts include payments of $17,913 and $36,479 during 2010 and 2009, respectively, in connection with the defense costs of the former officers and directors of our former EPS subsidiary in connection with the investigation by the United States Attorney for the District of South Carolina and the SEC. Offsetting these payments were net receipts of $4,898 and $26,795 during 2010 and 2009, respectively, related to reimbursements from our director and officer insurance carriers, and 2010 also includes the release back to us of $3,855 of compensation related to our former EPS subsidiary that was previously held in escrow. We also made net payments of $3,459 in 2010 related to the settlement of certain other legal matters related to our discontinued operations and during 2009, our Porex and LBB operations generated an aggregate of $9,989, through the date when these business were divested. For additional information, see “— Introduction — Background Information on Certain Transactions and other Significant Developments — Directors & Officers Liability Insurance Coverage Litigation” and “— Indemnification Obligations to Former Officers and Directors of EPS.”

Contractual Obligations and Commitments

The following table summarizes our principal commitments as of December 31, 2010 for future specified contractual obligations, as well as the estimated timing of the cash payments associated with these obligations. Management’s estimates of the timing of future cash flows are largely based on historical experience, and accordingly, actual timing of cash flows may vary from these estimates.

		Less Than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Leases(a)	$64,225	$7,990	$16,102	$15,747	$24,386

(a)	The lease amounts are net of sublease income

The above table excludes:

$13,648 of uncertain tax positions, including interest and penalties, as we are unable to reasonably estimate the timing of the settlement of these items. See Note 13, “Income Taxes” located in the Notes to Consolidated Financial Statements elsewhere in this Annual Report.

The $400 million of 2.50% Notes issued in January 2011.

Outlook on Future Liquidity

As of December 31, 2010, we had $400,501 of cash and cash equivalents.

In January 11, 2011, we received net proceeds of approximately $387,000 from the issuance of the 2.50% Notes, of which approximately $100,000 was used by us to repurchase 1,920,490 shares of WebMD Common Stock at that time. See “— Introduction — Background Information on Certain Transactions and Other Significant Developments — Convertible Notes” above.

Potential future uses of cash include repurchases of our Common Stock and our anticipated 2011 capital expenditure requirements, which we currently estimate to be up to $35,000 and which relate to expansion of our facilities and improvements that will be deployed across our public and private portal Websites in order to enable us to service future growth in unique users and page views, as well as to create new sponsorship areas for our customers, and to improve the systems used to provide our private portal applications.

Based on our plans and expectations we believe that our available cash resources and future cash flow from operations will provide sufficient cash resources to meet the cash commitments of our 2.50% Notes and to fund our currently anticipated working capital and capital expenditure requirements, for at least the next twenty-four months. Our future liquidity and capital requirements will depend upon numerous factors, including retention of customers at current volume and revenue levels, implementation of new or updated application and service offerings, competing technological and market developments and potential future acquisitions. In addition, our ability to generate cash flow is subject to numerous factors beyond our control, including general economic, regulatory and other matters affecting us and our customers. We plan to continue to enhance our online services and to continue to invest in acquisitions, strategic relationships, facilities and technological infrastructure and product development. We intend to grow each of our existing businesses and enter into complementary ones through both internal investments and acquisitions. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. We cannot assure that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders. Future indebtedness may impose various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted During 2009

We adopted the new authoritative guidance which establishes accounting and reporting standards for noncontrolling interests, previously called minority interests. This new guidance required that a noncontrolling interest be reported in the consolidated balance sheets within equity and separate from the parent company’s equity. Also, the new guidance required consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest, all on the face of the consolidated operating statement. In addition, discontinued operations and continuing operations reflected as part of the noncontrolling interest should be allocated between continuing operations and discontinued operations for the calculation of earnings per share. The Consolidated Financial Statements included in this Annual Report reflect the retrospective application of this accounting standard which we adopted effective January 1, 2009.

We adopted the new authoritative guidance which requires cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. This new guidance affected the accounting for our 3 1/8% Notes. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond’s cash proceeds and this estimated fair value, which was $61,300 at the time the 3 1/8% Notes were issued during August 2005, represents a debt discount and will be amortized to interest expense over the period from issuance to August 2012 (the first date on which we may be required to repurchase the 3 1/8% Notes at the option of the holder). The $61,300 also represents the value of the equity component on the 3 1/8% Notes and was included within additional paid-in capital through December 31, 2008. The Consolidated Financial Statements included in this Annual Report reflect the retrospective application of this accounting standard which we adopted effective January 1, 2009.

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

Effective January 1, 2009, we adopted the authoritative guidance which clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. We reflected the impact on the year ended December 31, 2009 in the Net Income (Loss) Per Common Share section of Note 2 to the Consolidated Financial Statements contained elsewhere in this Annual Report. The adoption of the new guidance did not have a material impact on the year ended December 31, 2008 and accordingly, that period was not retrospectively adjusted.

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

In April 2009, the FASB issued authoritative guidance which changed when and how to assess other-than-temporary impairments of securities and to improve the financial statement presentation of such impairments. A more detailed description of this new guidance and the impact of its adoption is discussed in Note 14 to the Consolidated Financial Statements contained elsewhere in this Annual Report.

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

Accounting Pronouncements to be Adopted in the Future

In October 2009, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables. In addition, the new guidance requires all revenue under multiple element arrangements to be allocated using their relative selling prices. The new guidance will be applied prospectively to contracts signed or materially modified beginning January 1, 2011. We cannot, at the present time, quantify the impact of this new guidance on our future results of operations since it will be applied to contracts entered into or materially modified in the future.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

Our cash and money market investments, which approximate $400.5 million at December 31, 2010, are not subject to changes in interest rates.

The 2.50% Notes issued in January 2011 have a fixed interest rate; changes in interest rates will not impact our results of operations or financial position.

Exchange Rate Sensitivity

Currently, substantially all of our sales and expenses are denominated in United States dollars; however, Porex, which was sold on October 19, 2009 and included in discontinued operations, was exposed to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro. This exposure arises primarily as a result of translating the results of Porex’s foreign operations to the United States dollar at exchange rates that have fluctuated from the beginning of the accounting period. Porex did not engage in foreign currency hedging activities. Foreign currency translation gains (losses) relating to our Porex operations were $2.1 million and ($4.2) million in 2009 and 2008, respectively.

Item 8.	Financial Statements and Supplementary Data

Financial Statements

Our financial statements required by this item are contained on pages F-1 through F-46 of this Annual Report on Form 10-K. See Item 15(a)(1) for a listing of financial statements provided.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of December 31, 2010.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and Chief Financial Officer, concluded that there were no changes in WebMD’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March, 2011.

WebMD Health Corp.

By:	/s/ ANTHONY VUOLO
Anthony Vuolo
Chief Operating Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Wayne T. Gattinella Wayne T. Gattinella	Director; President and Chief Executive Officer (principal executive officer)	March 1, 2011

/s/ Anthony Vuolo Anthony Vuolo	Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)	March 1, 2011

/s/ Mark J. Adler, M.D. Mark J. Adler, M.D.	Director	March 1, 2011

/s/ Kevin M. Cameron Kevin M. Cameron	Director	March 1, 2011

/s/ Neil F. Dimick Neil F. Dimick	Director	March 1, 2011

/s/ Jerome C. Keller Jerome C. Keller	Director	March 1, 2011

/s/ James V. Manning James V. Manning	Director	March 1, 2011

/s/ Abdool Rahim Moossa, M.D. Abdool Rahim Moossa, M.D.	Director	March 1, 2011

/s/ Herman Sarkowsky Herman Sarkowsky	Director	March 1, 2011

Signature	Capacity	Date

/s/ Joseph E. Smith Joseph E. Smith	Director	March 1, 2011

/s/ Stanley S. Trotman, Jr. Stanley S. Trotman, Jr.	Director	March 1, 2011

/s/ Martin J. Wygod Martin J. Wygod	Director	March 1, 2011

WEBMD HEALTH CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page

Historical Financial Statements:
Report of Management on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3
Report of Independent Registered Public Accounting Firm	F-4
Consolidated Balance Sheets as of December 31, 2010 and 2009	F-5
Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008	F-6
Consolidated Statements of Equity for the Years Ended December 31, 2010, 2009 and 2008	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008	F-8
Notes to Consolidated Financial Statements	F-9
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

WebMD management assessed the effectiveness of WebMD’s internal control over financial reporting as of December 31, 2010. In making this assessment, WebMD management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment and those criteria, WebMD management concluded that WebMD maintained effective internal control over financial reporting as of December 31, 2010.

Ernst & Young LLP, the independent registered public accounting firm that audited and reported on the Company’s financial statements as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010, has audited the Company’s internal control over financial reporting as of December 31, 2010, as stated in their report which appears on page F-3.

March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of WebMD Health Corp.

We have audited WebMD Health Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WebMD Health Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, WebMD Health Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WebMD Health Corp. as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2010 of WebMD Health Corp. and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York
March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of WebMD Health Corp.

We have audited the accompanying consolidated balance sheets of WebMD Health Corp. as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WebMD Health Corp. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WebMD Health Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York
March 1, 2011

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$400,501	$459,766
Accounts receivable, net of allowance for doubtful accounts of $1,493 at December 31, 2010 and $1,511 at December 31, 2009	134,448	118,155
Prepaid expenses and other current assets	12,161	11,419
Investments	—	9,932
Deferred tax assets	23,467	—

Total current assets	570,577	599,272
Investments	—	338,446
Property and equipment, net	61,516	52,194
Goodwill	202,104	202,104
Intangible assets, net	22,626	26,020
Deferred tax assets	71,125	50,789
Other assets	14,254	19,723

TOTAL ASSETS	$942,202	$1,288,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$53,181	$63,721
Deferred revenue	97,043	98,474
1.75% convertible subordinated notes due 2023	—	264,583
Deferred tax liabilities	—	12,955
Liabilities of discontinued operations	17,327	34,197

Total current liabilities	167,551	473,930
3 1/8% convertible notes due 2025, net of discount of $22,641 at December 31, 2009	—	227,659
Other long-term liabilities	21,756	22,191
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 650,000,000 shares authorized;
62,401,272 shares issued at December 31, 2010 and 57,243,710 shares issued at December 31, 2009	624	572
Additional paid-in capital	9,462,373	9,469,857
Treasury stock, at cost; 2,485,391 shares at December 31, 2010 and 6,296,944 shares at December 31, 2009	(129,589)	(233,651)
Accumulated deficit	(8,580,513)	(8,634,585)
Accumulated other comprehensive loss	—	(37,425)

Stockholders’ equity	752,895	564,768

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$942,202	$1,288,548

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008

Revenue	$534,519	$438,536	$373,462
Cost of operations	187,831	165,753	135,138
Sales and marketing	120,874	112,101	106,080
General and administrative	85,496	89,620	88,053
Depreciation and amortization	27,578	28,185	28,410
Interest income	3,949	9,149	35,300
Interest expense	11,453	23,515	26,428
Loss (gain) on convertible notes	23,332	(10,120)	—
Loss on investments	9,517	—	60,108
Severance and other transaction expenses	—	11,066	6,941
Gain on sale of EBS Master LLC	—	—	538,024
Restructuring	—	—	7,416
Other (expense) income, net	(72)	(1,369)	992

Income from continuing operations before income tax provision (benefit)	72,315	26,196	489,204
Income tax provision (benefit)	20,043	(45,491)	26,638
Equity in earnings of EBS Master LLC	—	—	4,007

Consolidated income from continuing operations	52,272	71,687	466,573
Consolidated income from discontinued operations, net of tax (benefit) provision of ($444), $21,224 and $3,134 in 2010, 2009 and 2008	1,800	49,354	94,682

Consolidated net income inclusive of noncontrolling interest	54,072	121,041	561,255
Income attributable to noncontrolling interest	—	(3,705)	(1,032)

Net income attributable to Company stockholders	$54,072	$117,336	$560,223

Amounts attributable to Company stockholders:
Income from continuing operations	$52,272	$67,018	$465,725
Income from discontinued operations	1,800	50,318	94,498

Net income attributable to Company stockholders	$54,072	$117,336	$560,223

Basic income per common share:
Income from continuing operations	$0.93	$1.40	$5.99
Income from discontinued operations	0.04	1.05	1.22

Net income attributable to Company stockholders	$0.97	$2.45	$7.21

Diluted income per common share:
Income from continuing operations	$0.85	$1.21	$4.92
Income from discontinued operations	0.03	0.86	0.96

Net income attributable to Company stockholders	$0.88	$2.07	$5.88

Weighted-average shares outstanding used in computing per share amounts:
Basic	55,328	47,400	77,738

Diluted	62,228	57,740	97,824

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

	Stockholders’ Equity
							Accumulated
			Additional				Other	Total	Non-
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Shares	Amount	Deficit	(Loss) Income	Equity	Interest	Equity

Balances at December 31, 2007	203,447,813	$2,034	$12,536,711	122,559,580	$(2,564,948)	$(9,336,841)	$5,853	$642,809	$131,353	$774,162
Comprehensive income:
Net income	—	—	—	—	—	560,223	—	560,223	1,032	561,255
Other comprehensive income:
Net change in unrealized losses on securities	—	—	—	—	—	—	(9,588)	(9,588)	(702)	(10,290)
Foreign currency translation adjustment	—	—	—	—	—	—	(4,178)	(4,178)	—	(4,178)
Reversal of EBSCo’s comprehensive loss in connection with sale of EBSCo	—	—	—	—	—	—	7,326	7,326	—	7,326

Other comprehensive income								(6,440)	(702)	(7,142)

Comprehensive income								553,783	330	554,113

Issuance of stock for option exercises, ESPP and other issuances	213,920	2	9,283	(1,144,936)	9,275	—	—	18,560	3,465	22,025
Tax benefit realized from issuances of common stock and valuation reversal	—	—	2,232	—	—	—	—	2,232	—	2,232
Gain on issuance of subsidiary common stock for options exercised and restricted stock released and other	—	—	3,688	—	—	—	—	3,688	(3,688)	—
Repurchase of common stock of subsidiary	—	—	—	—	—	—	—	—	(6,728)	(6,728)
Cash settlement for Subimo transaction	—	—	—	—	—	—	—	—	(2,782)	(2,782)
Purchase of warrant	—	—	(700)	—	—	—	—	(700)	—	(700)
Stock-based compensation expense	—	—	13,650	—	—	—	—	13,650	12,273	25,923
Purchase of treasury stock in tender offer	—	—	—	37,196,245	(737,324)	—	—	(737,324)	—	(737,324)

Balances at December 31, 2008	203,661,733	2,036	12,564,864	158,610,889	(3,292,997)	(8,776,618)	(587)	496,698	134,223	630,921
Comprehensive income:
Net income	—	—	—	—	—	117,336	—	117,336	3,705	121,041
Cumulative effect related to the adoption of new authoritative guidance relating to other-than-temporary impairments	—	—	—	—	—	24,697	(24,697)	—	—	—
Other comprehensive income:
Net change in unrealized losses on securities	—	—	—	—	—	—	(340)	(340)	(857)	(1,197)
Foreign currency translation adjustment	—	—	—	—	—	—	(8,091)	(8,091)	—	(8,091)

Other comprehensive income								(8,431)	(857)	(9,288)

Comprehensive income								108,905	2,848	111,753

Issuance of stock for option exercises and other issuances	774,130	8	2,790	(1,585,065)	16,651	—	—	19,449	6,179	25,628
Tax benefit realized from issuances of common stock	—	—	480	—	—	—	—	480	—	480
Recognition of Merger	(147,192,153)	(1,472)	(3,115,748)	(157,068,107)	3,277,915	—	(3,710)	156,985	(162,013)	(5,028)
Repurchases of 3 1/8% convertible notes, net of tax	—	—	(3,544)	—	—	—	—	(3,544)	—	(3,544)
Stock-based compensation expense	—	—	21,015	—	—	—	—	21,015	18,763	39,778
Purchase of treasury stock in tender offers	—	—	—	6,339,227	(235,220)	—	—	(235,220)	—	(235,220)

Balances at December 31, 2009	57,243,710	572	9,469,857	6,296,944	(233,651)	(8,634,585)	(37,425)	564,768	—	564,768
Comprehensive income:
Net income	—	—	—	—	—	54,072	—	54,072	—	54,072
Other comprehensive income:
Net change in unrealized losses on securities	—	—	—	—	—	—	37,425	37,425	—	37,425

Other comprehensive income								37,425	—	37,425

Comprehensive income								91,497	—	91,497

Issuance of stock for option exercises and other issuances	12,859	1	(224,806)	(4,835,699)	198,670	—	—	(26,135)	—	(26,135)
Tax benefit realized from issuances of common stock	—	—	22,458	—	—	—	—	22,458	—	22,458
Conversions, repurchases and redemption of 1.75% and 3 1/8% convertible notes, net of tax	5,144,703	51	161,925	(7,500,630)	319,522	—	—	481,498	—	481,498
Stock-based compensation expense	—	—	32,939	—	—	—	—	32,939	—	32,939
Purchase of treasury stock under repurchase program	—	—	—	352,572	(14,914)	—	—	(14,914)	—	(14,914)
Purchase of treasury stock in tender offers	—	—	—	8,172,204	(399,216)	—	—	(399,216)	—	(399,216)

Balances at December 31, 2010	62,401,272	$624	$9,462,373	2,485,391	$(129,589)	$(8,580,513)	$—	$752,895	$—	$752,895

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Consolidated net income inclusive of noncontrolling interest	$54,072	$121,041	$561,255
Adjustments to reconcile consolidated net income inclusive of noncontrolling interest to net cash provided by operating activities:
Consolidated income from discontinued operations, net of tax	(1,800)	(49,354)	(94,682)
Depreciation and amortization	27,578	28,185	28,410
Equity in earnings of EBS Master LLC	—	—	(4,007)
Non-cash interest, net	5,594	10,205	9,859
Non-cash advertising	—	1,753	5,097
Non-cash stock-based compensation	33,300	39,412	24,632
Deferred income taxes	(403)	(42,143)	7,474
Loss (gain) on convertible notes	23,332	(10,120)	—
Gain on sale of EBS Master LLC	—	—	(538,024)
Loss on investments	9,517	—	60,108
Changes in operating assets and liabilities:
Accounts receivable	(16,292)	(25,073)	(9,672)
Prepaid expenses and other, net	4,617	6,979	1,893
Accrued expenses and other long-term liabilities	213	7,677	6,052
Deferred revenue	(1,431)	18,861	4,095

Net cash provided by continuing operations	138,297	107,423	62,490
Net cash (used in) provided by discontinued operations	(16,474)	305	34,624

Net cash provided by operating activities	121,823	107,728	97,114
Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	361,852	2,300	118,339
Proceeds received from ARS Option	10,467	—	—
Purchases of available-for-sale securities	—	—	(177,150)
Purchases of property and equipment	(32,254)	(17,886)	(24,265)
Purchase of investment in preferred stock	—	—	(6,471)
Cash paid in business combinations net of cash acquired	—	—	(2,633)
Purchase of noncontrolling interest in subsidiary	—	—	(12,818)
Proceeds received (payments made) from sale of discontinued operations	(1,430)	72,318	247,491
Proceeds from the sale of EBS Master LLC	—	—	574,617
Other	—	—	1,224

Net cash provided by continuing operations	338,635	56,732	718,334
Net cash used in discontinued operations	—	(3,552)	(4,852)

Net cash provided by investing activities	338,635	53,180	713,482
Cash flows from financing activities:
Proceeds from exercise of stock options	59,825	42,898	23,505
Cash used for withholding taxes due on stock-based awards	(86,533)	(17,645)	(1,822)
Repurchases of convertible notes	(94,525)	(123,857)	—
Purchase of treasury stock under repurchase program and tender offers	(420,948)	(228,402)	(737,324)
Cash paid for merger related costs	—	(5,021)	—
Excess tax benefit on stock-based awards	22,458	480	748
Other	—	—	(700)

Net cash used in continuing operations	(519,723)	(331,547)	(715,593)
Net cash used in discontinued operations	—	—	(76)

Net cash used in financing activities	(519,723)	(331,547)	(715,669)

Effect of exchange rates on cash	—	557	(1,958)

Net (decrease) increase in cash and cash equivalents	(59,265)	(170,082)	92,969
Cash and cash equivalents at beginning of period	459,766	629,848	536,879

Cash and cash equivalents at end of period	$400,501	$459,766	$629,848

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

The Company provides health information services to consumers, physicians and other healthcare professionals, employers and health plans through its public and private online portals, mobile platforms and health-focused publications. The Company’s public portals for consumers enable them to obtain health and wellness information (including information on specific diseases or conditions), check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest and participate in online communities with peers and experts. The Company’s public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (“CME”) credit and communicate with peers. The Company also provides mobile health information applications for use by consumers and physicians. The Company’s public portals generate revenue primarily through the sale of advertising and sponsorship products, including CME services. The public portals’ sponsors and advertisers include pharmaceutical, biotechnology, medical device and consumer products companies. The Company also generates revenue from the sale of e-detailing promotion and physician recruitment services and from advertising sold in WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms. In addition, the Company generates revenue from the sale of certain information products. The Company’s private portals enable employers and health plans to provide their employees and members with access to personalized health and benefit information and decision-support technology that helps them to make more informed benefit, treatment and provider decisions. In addition, the Company offers clients of its private portals telephonic health coaching services on a per participant basis across an employee or plan population. The Company generates revenue from its private portals through the licensing of these portals and related services to employers and health plans either directly or through distributors.

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

The accompanying Consolidated Financial Statements include the consolidated accounts of the Company and its subsidiaries and have been prepared in United States dollars, and in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated accounts of HLTH included, until the completion of the Merger, 100% of the assets and liabilities of WebMD, which was more than 80% owned by HLTH until the Merger. The ownership interests of the noncontrolling stockholders of WebMD were referred to as “noncontrolling interest” for periods prior to the Merger. In the Consolidated Statements of Operations, “Net income attributable to Company stockholders” reflects an adjustment for the noncontrolling stockholders’ share of the net income of WebMD until completion of the Merger.

The accompanying Consolidated Financial Statements reflect the Company’s Porex, LBB, and ViPS businesses as discontinued operations. The sale of Porex was completed on October 19, 2009 (the “Porex Sale”), the sale of Little Blue Book print directory business (“LBB”) was completed on September 30, 2009 (the “LBB Sale”) and the sale of ViPS was completed on July 22, 2008 (the “ViPS Sale”). See Note 3 for further details.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value

The carrying amount of cash and cash equivalents, accounts receivable, accrued expenses and deferred revenue is deemed to approximate fair value due to the immediate or short-term maturity of these financial instruments. See Note 14 for further information on the fair value of the Company’s investments.

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

Held-to-maturity securities are carried at amortized cost and available-for-sale securities are carried at fair value as of each balance sheet date. Unrealized gains and losses associated with available-for-sale securities are recorded as a component of accumulated other comprehensive income within equity. Realized gains and losses are recorded in the consolidated statements of operations. If the Company intends to sell or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, then the security is to be considered other-than-temporarily impaired and the full amount of impairment must be charged to earnings. Otherwise, losses on securities which are other-than-temporarily impaired are separated into two categories, the portion of loss which is considered credit loss and the portion of loss which is due to other factors. The credit loss portion is charged to earnings while the loss due to other factors is charged to other comprehensive income. The cost of securities is based on the specific identification method.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Long-Lived Assets

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. The useful lives are generally as follows:

Computer equipment	3 to 5 years
Office equipment, furniture and fixtures	4 to 7 years
Software	3 to 5 years
Building and improvements	Up to 40 years
Website development costs	3 years
Leasehold improvements	Shorter of useful life or lease term

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

Recoverability

The Company reviews the carrying value of goodwill and indefinite lived intangible assets annually and whenever indicators of impairment are present. The Company determines whether goodwill and any indefinite-lived intangible assets may be impaired by comparing the carrying value of its reporting unit to the fair value of its reporting unit determined using an income approach valuation. A reporting unit is defined as an operating segment or one level below an operating segment.

Long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For long-lived assets to be held and

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and the fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

Based on the Company’s analysis, there was no impairment of goodwill and indefinite lived intangible assets of any of the Company’s continuing operations in connection with the annual impairment tests that were performed during the years ended December 31, 2010, 2009 and 2008.

Internal Use Software

Software development costs that are incurred in the preliminary project stage are expensed as incurred. Once certain criteria have been met, internal and external direct costs incurred in developing or obtaining computer software are capitalized. The Company capitalized $5,348 and $4,354 during the years ended December 31, 2010 and 2009, respectively. Capitalized internal use software development costs are included in property and equipment in the accompanying consolidated balance sheets. Training and data conversion costs are expensed as incurred. Capitalized software costs are depreciated over a three-year period. Depreciation expense related to internal use software was $3,919, $3,797 and $3,699 for the years ended December 31, 2010, 2009 and 2008, respectively.

Website Development Costs

Costs related to the planning and post implementation phases of WebMD’s Website development efforts, as well as minor enhancements and maintenance, are expensed as incurred. Direct costs incurred in the development phase are capitalized. The Company capitalized $4,265 and $3,906 during the years ended December 31, 2010 and 2009, respectively. These capitalized costs are included in property and equipment in the accompanying consolidated balance sheets and are depreciated over a three-year period. Depreciation expense related to Website development costs was $5,246, $7,140 and $6,644 during the years ended December 31, 2010, 2009 and 2008, respectively.

Restricted Cash

The Company’s restricted cash primarily relates to collateral for letters of credit obtained to support the Company’s operations. As of December 31, 2010 and 2009, the total restricted cash was $2,024 and $2,334, respectively, and is included in other assets in the accompanying consolidated balance sheets.

Deferred Charges

Other assets includes costs associated with the issuance of the convertible notes that are amortized to interest expense in the accompanying consolidated statements of operations, using the effective interest method over the period from issuance through the earliest date on which holders can demand redemption. The Company capitalized $8,493 of issuance costs in connection with the 2005 issuance of the $300,000 3 1/8% Convertible Notes due 2025 and $10,411 of issuance costs in connection with the 2003 issuance of the $350,000 1.75% Convertible Subordinated Notes due 2023. The aggregate amortization of these issuance costs, which is included within interest expense in the accompanying statements of operations, was $1,097, $2,359 and $2,682 for the years ended December 31, 2010, 2009 and 2008, respectively. In connection with the conversions and repurchases of the 1.75% Notes and 3 1/8% Notes during 2010 and 2009, issuance costs of $2,600 and $1,260, respectively, were written off. There were no unamortized issuance costs related to the 1.75% and 3 1/8% Notes as of December 31, 2010. As of December 31, 2009, unamortized issuance costs related to the 1.75% Notes and the 3 1/8% Notes were $3,697.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue Recognition

Revenue from advertising is recognized as advertisements are delivered or as publications are distributed. Revenue from sponsorship arrangements, content syndication and distribution arrangements, information services and licenses of healthcare management tools and private portals as well as related health coaching services are recognized ratably over the term of the applicable agreement. Revenue from the sponsorship of CME is recognized over the period the Company substantially completes its contractual deliverables as determined by the applicable agreements. When contractual arrangements contain multiple elements, revenue is allocated to each element based on its relative fair value determined using prices charged when elements are sold separately. In certain instances where fair value does not exist for all the elements, the amount of revenue allocated to the delivered elements equals the total consideration less the fair value of the undelivered elements. In instances where fair value does not exist for the undelivered elements, revenue is recognized as the last element is delivered.

Sales, Use and Value Added Tax

The Company excludes sales, use and value added tax from revenue in the accompanying consolidated statements of operations.

Advertising Costs

Advertising costs are generally expensed as incurred and totaled $7,105, $10,929 and $10,852 in 2010, 2009 and 2008, respectively. Included in advertising expense were non-cash advertising costs of $1,753 and $5,097 in 2009 and 2008, respectively. These non-cash advertising costs resulted from a relationship with News Corporation that the Company entered into in 2000 and amended in 2001, through which the Company received rights to an aggregate of $205,000 in advertising services from News Corporation to be used over nine years expiring in 2009, in exchange for equity securities issued by the Company. The advertising services were initially recorded at fair value determined using a discounted cash flow methodology, and were amortized as the advertisements were broadcast. As of December 31, 2009, there were no remaining prepaid advertising services.

Foreign Currency

The financial statements and transactions of the Company’s foreign facilities are generally maintained in their local currency. In accordance with SFAS No. 52, “Foreign Currency Translation,” the translation of foreign currencies into United States dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average exchange rates during the year. The gains or losses resulting from translation are included as a component of accumulated other comprehensive income within equity. Foreign currency transaction gains and losses are included in net income and were not material in any of the periods presented. The Company’s foreign operations are not significant except for the foreign operations of the Company’s Porex business, which was sold on October 19, 2009 and which was included in discontinued operations during the periods presented in the accompanying financial statements.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

None of the Company’s customers individually accounted for more than 10% of the Company’s revenue in 2010, 2009 or 2008 or more than 10% of the Company’s accounts receivable as of December 31, 2010 or 2009.

The Company’s revenue is principally generated in the United States. An adverse change in economic conditions in the United States could negatively affect the Company’s revenue and results of operations. The Company recorded revenue from foreign customers of $6,243, $3,693 and $3,417 during the years ended December 31, 2010, 2009 and 2008, respectively.

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

The Company reflects interest and penalties related to uncertain tax positions as part of the income tax provision (benefit) in the accompanying consolidated statements of operations.

Accounting for Stock-Based Compensation

Stock-based compensation expense for all share-based payment awards granted is determined based on the grant-date fair value. The grant date fair value for stock options is estimated using the Black-Scholes Option Pricing Model. The Company recognizes these compensation costs net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment awards.

Net Income Attributable to Company Stockholders Per Common Share

Basic income per common share has been computed using the weighted-average number of shares of Common Stock outstanding during the period, adjusted to give effect to participating non-vested restricted stock during the periods it was outstanding. Diluted income per common share has been computed using the weighted-average number of shares of Common Stock outstanding during the period, increased to give effect

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to potentially dilutive securities and assumes that any dilutive convertible notes were converted, only in the periods in which such effect is dilutive:

	Years Ended December 31,
	2010	2009	2008

Numerator:
Income from continuing operations	$52,272	$67,018	$465,725
Effect of participating non-vested restricted stock	(601)	(787)	—

Income from continuing operations — Basic	51,671	66,231	465,725
Interest expense on 1.75% convertible notes, net of tax	1,469	3,714	4,600
Interest expense on 3 1/8% convertible notes, net of tax	—	—	11,255
Effect of dilutive securities of subsidiary	—	(343)	(587)

Income from continuing operations — Diluted	$53,140	$69,602	$480,993

Income from discontinued operations, net of tax	$1,800	$50,318	$94,498
Effect of participating non-vested restricted stock	(21)	(591)	—

Income from discontinued operations, net of tax — Basic	1,779	49,727	94,498
Effect of dilutive securities of subsidiary	—	53	(27)

Income from discontinued operations, net of tax — Diluted	$1,779	$49,780	$94,471

Denominator:
Weighted-average shares — Basic	55,328	47,400	77,738
Employee stock options, restricted stock and warrants	3,706	2,265	1,414
1.75% Convertible notes	3,194	8,075	10,107
3 1/8% Convertible notes	—	—	8,565

Adjusted weighted-average shares after assumed conversions — Diluted	62,228	57,740	97,824

Basic income per common share:
Income from continuing operations	$0.93	$1.40	$5.99
Income from discontinued operations	0.04	1.05	1.22

Net income attributable to Company stockholders	$0.97	$2.45	$7.21

Diluted income per common share:
Income from continuing operations	$0.85	$1.21	$4.92
Income from discontinued operations	0.03	0.86	0.96

Net income attributable to Company stockholders	$0.88	$2.07	$5.88

The Company has excluded convertible subordinated notes and convertible notes, as well as certain outstanding warrants, stock options and restricted stock, from the calculation of diluted income per common share during the periods in which such securities were anti-dilutive. The following table presents the total

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

weighted average number of potentially dilutive common shares that were excluded from the computation of diluted income (loss) per common share during the periods presented (shares in thousands):

	Years Ended December 31,
	2010	2009	2008

Options, restricted stock and warrants	1,843	12,929	14,510
Convertible notes	3,777	7,147	—

	5,620	20,076	14,510

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

Recent Accounting Pronouncements

Accounting Pronouncements Adopted During 2009

The Company adopted the new authoritative guidance which establishes accounting and reporting standards for noncontrolling interests, previously called minority interests. This new guidance required that a noncontrolling interest be reported in the Company’s consolidated balance sheets within equity and separate from the parent company’s equity. Also, the new guidance required consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest, all on the face of the consolidated operating statement. In addition, discontinued operations and continuing operations reflected as part of the noncontrolling interest should be allocated between continuing operations and discontinued operations for the calculation of earnings per share. The Consolidated Financial Statements reflect the retrospective application of this accounting standard adopted by the Company effective January 1, 2009.

The Company adopted the new authoritative guidance which requires cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. This new guidance affected the accounting for the Company’s 3 1/8% Convertible Notes due 2025 (the “3 1/8% Notes”). The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond’s cash proceeds and this estimated fair value, which was $61,300 at the time the 3 1/8% Notes were issued during August 2005, represents a debt discount and will be amortized to interest expense over the period from issuance to August 2012 (the first date on which the Company may be required to repurchase the 3 1/8% Notes at the option of the holder). The $61,300 also represents the value of the equity component on the 3 1/8% Notes and was included within additional paid-in capital through December 31, 2008. The Consolidated Financial Statements reflect the retrospective application of this accounting standard adopted by the Company effective January 1, 2009.

Effective January 1, 2009, the Company adopted the revised authoritative guidance on business combinations which changed existing practice, in part, as follows: (1) contingent consideration arrangements are now fair valued at the acquisition date and included on that basis in the purchase price consideration;

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Effective January 1, 2009, the Company adopted the authoritative guidance which clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. The Company reflected the impact on the year ended December 31, 2009 in the Net Income (Loss) Per Common Share section of Note 2. The adoption of the new guidance did not have a material impact on the year ended December 31, 2008 and accordingly, that period was not retrospectively adjusted.

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

In April 2009, the FASB issued authoritative guidance which changed when and how to assess other-than-temporary impairments of securities and to improve the financial statement presentation of such impairments. A more detailed description of this new guidance and the impact of its adoption is discussed in Note 14.

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

Accounting Pronouncements to be Adopted in the Future

In October 2009, the Financial Accounting Standards Board issued authoritative guidance on revenue arrangements with multiple deliverables. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables. In addition, the new guidance requires all revenue under multiple element arrangements to be allocated using their relative selling prices. The new guidance will be applied prospectively to contracts signed or materially modified beginning January 1, 2011. The Company cannot, at the present time, quantify the impact of this new guidance on its future results of operations since it will be applied to contracts entered into or materially modified in the future.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Discontinued Operations

Porex

In February 2008, the Company announced its intention to divest its Porex business, and on October 19, 2009, the Company completed the sale. In connection with the sale of Porex, the Company received $74,378 in cash at closing, subject to customary adjustment based on the amount of Porex’s working capital, received $67,500 in senior secured notes (the “Senior Secured Notes”) and incurred approximately $4,900 of transaction expenses. The Senior Secured Notes were secured by certain assets of the acquirer. The Senior Secured Notes accrued interest at a rate of 8.75% per annum, payable quarterly. The Senior Secured Notes were issued in four series: the Senior Secured Notes of the first, second and third series had an aggregate principal amount of $10,000 each and were scheduled to mature on the first, second and third anniversaries of the closing, respectively; and the Senior Secured Notes of the fourth series had an aggregate principal amount of $37,500 and were scheduled to mature on the fourth anniversary of the closing. The Company determined the fair value of the Senior Secured Notes was $63,598 as of October 19, 2009. On April 1, 2010, the Company sold the Senior Secured Notes for $65,475 plus accrued interest. The Company recognized a pre-tax gain of $1,362 related to the sale of the Senior Secured Notes, representing the excess of the sale proceeds over the adjusted cost basis of the Senior Secured Notes, which is reflected in loss on investments in the accompanying consolidated statement of operations for the year ended December 31, 2010.

In addition, the Company agreed to indemnify Porex for certain tax matters, which were estimated by the Company to be approximately $4,800. An accrual for these tax matters is included within liabilities of discontinued operations, within the accompanying balance sheet as of December 31, 2010 and 2009. In connection with the sale of Porex, the Company recognized a pre-tax gain of $25,790 for the year ended December 31, 2009.

Summarized operating results for the discontinued operations of Porex are as follows:

	Years Ended December 31,
	2009	2008

Revenue	$68,208	$94,407
Earnings before taxes	14,137	19,294
Gain on disposal before taxes	25,790	—

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

	Years Ended December 31,
	2009	2008

Revenue	$4,066	$9,235
(Losses) earnings before taxes	(8,432)	1,954
Loss on disposal before taxes	(103)	—

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ViPS

During February 2008, the Company announced its intention to divest its ViPS business and on July 22, 2008, the Company completed the ViPS Sale to an affiliate of General Dynamics Corporation. The Company received cash proceeds of $223,175, net of a working capital adjustment, professional fees and other expenses associated with the ViPS Sale. In connection with the ViPS Sale, the Company recognized a pre-tax gain of $96,969 and incurred approximately $1,472 of professional fees and other expenses. Summarized operating results for the discontinued operations of ViPS and the gain recognized on the sale are as follows:

Year Ended
December 31,
2008

Revenue	$57,497
Earnings before taxes	8,121
Gain on disposal before taxes	96,969

EPS

On September 14, 2006, the Company completed the sale of Emdeon Practice Services, Inc. (together with its subsidiaries, “EPS”) to Sage Software, Inc. (“Sage Software”), an indirect wholly owned subsidiary of The Sage Group plc (the “EPS Sale”). The Company has certain indemnity obligations to advance amounts for reasonable defense costs for initially ten, and now four, former officers and directors of EPS, who were indicted in connection with the previously disclosed investigation by the United States Attorney for the District of South Carolina (the “Investigation”), which is more fully described in Note 9. In connection with the EPS Sale, the Company agreed to indemnify Sage Software relating to these indemnity obligations. During the year ended December 31, 2007, based on information available at that time, the Company determined a reasonable estimate of the range of probable costs with respect to its indemnification obligation and, accordingly, recorded an aggregate pre-tax charge of $73,347, which represented the Company’s estimate of the low end of the probable range of costs related to this matter. The Company had reserved the low end of the probable range of costs because no estimate within the range was a better estimate than any other amount. That estimate included assumptions as to the duration of the trial and pre-trial periods, and the defense costs to be incurred during these periods. The Company updated the estimated range of its indemnification obligation based on new information received during the years ended December 31, 2008 and 2009, and as a result, recorded additional pre-tax charges of $29,078 and $14,367, respectively. As described in more detail in Note 9, two of the former officers and directors of EPS were found guilty; however the Court set the verdict aside on May 27, 2010 and entered a judgment of acquittal. The government entered a notice of appeal with respect to the Court’s order and such appeal is pending. Two other former officers of EPS are awaiting trial in Tampa, Florida, which was scheduled to begin on October 4, 2010; however, on July 9, 2010 the Court in Tampa placed the case against those defendants on hold pending resolution of the appeal of the South Carolina ruling. As of December 31, 2010 and 2009, the remaining accrual with respect to the costs for these matters was $7,527 and $25,437, respectively, and is included within liabilities of discontinued operations on the accompanying consolidated balance sheets. The ultimate outcome of this matter is still uncertain and, accordingly, the amount of cost the Company may ultimately incur could be substantially more than the reserve the Company has currently provided. If the recorded reserves are insufficient to cover the ultimate cost of this matter, the Company will need to record additional charges to its consolidated statement of operations in future periods.

Also included within liabilities of discontinued operations related to this matter is $5,000 and $3,957, as of December 31, 2010 and 2009, respectively, which represents certain reimbursements received from the Company’s insurance carriers between July 31, 2008 and December 31, 2010. The Company deferred recognizing these insurance reimbursements within the consolidated statement of operations given the pending Coverage Litigation, which is more fully described in Note 9. During the years ended December 31, 2009 and

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008, the Company received reimbursements from its insurance carriers in the amount of $53,150 and $14,625, respectively, which reimbursements are no longer subject to the pending Coverage Litigation. Accordingly, the Company recognized these amounts within consolidated income from discontinued operations during the years ended December 31, 2009 and 2008, respectively. During the year ended December 31, 2010, income from discontinued operations primarily related to the release back to the Company of $3,855 for certain EPS related compensation that was previously held in escrow, offset by a charge related to the settlement with one of the Company’s directors and officers liability insurance carriers, which is described more fully in Note 9.

Also included in income from discontinued operations for the years ended December 31, 2009 and 2008 is $403 and $790, respectively, primarily related to the reversal of certain sales and use tax contingencies, which were indemnified by the Company for Sage Software, resulting from the expiration of statutes of limitations.

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

In connection with the 2006 EBS Sale, EBSCo agreed to continue its strategic relationship with the Company and to market the Company’s online decision-support platform and tools that support consumer directed health plans and health savings accounts to its payer customers for integration into their consumer directed health plan offerings. In addition, EBSCo agreed to license, through February 2018, certain de-identified data to the Company, which is utilized in the sale of certain of the Company’s information products.

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

For the Period
January 1, 2008
Through
February 8, 2008

Revenue	$94,481
Cost of operations	44,633
Net income	5,551

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Convertible Notes

3 1/8% Convertible Notes due 2025

During 2005, the Company issued $300,000 aggregate principal amount of 3 1/8% Convertible Notes due 2025 (the “3 1/8% Notes”) in a private offering. The 3 1/8% Notes were scheduled to mature on September 1, 2025. Interest on the 3 1/8% Notes accrued at the rate of 3 1/8% per annum and was payable semiannually on March 1 and September 1, commencing March 1, 2006. The Company would also have been required to pay contingent interest of 0.25% per annum to the holders of the 3 1/8% Notes during specified six-month periods, commencing with the six-month period beginning on September 1, 2012, if the average trading price of a 3 1/8% Note for the specified period equaled 120% or more of the principal amount of the 3 1/8% Notes.

As of the time the 3 1/8% Notes were issued, they were convertible into an aggregate of 8,565,096 shares of the Company’s Common Stock (representing a conversion price of $35.03 per share). Upon conversion, the Company had the right to deliver, in lieu of shares of Common Stock, cash or a combination of cash and shares of Common Stock. Holders of the 3 1/8% Notes had the right to require the Company to repurchase their 3 1/8% Notes on September 1, 2012, September 1, 2015 and September 1, 2020, at a price equal to 100% of the principal amount of the 3 1/8% Notes being repurchased, plus any accrued and unpaid interest, payable in cash. Additionally, the holders of the 3 1/8% Notes had the right to require the Company to repurchase the 3 1/8% Notes upon a change in control of the Company at a price equal to 100% of the principal amount of the 3 1/8% Notes, plus accrued and unpaid interest, payable in cash or, at the Company’s option, in shares of the Company’s Common Stock or in a combination of cash and shares of the Company’s Common Stock. On or after September 5, 2010, September 5, 2011 and September 5, 2012, the 3 1/8% Notes were redeemable, at the option of the Company, for cash at redemption prices of 100.893%, 100.446% and 100.0%, respectively, plus accrued and unpaid interest.

The Company separately accounted for the debt and equity components of its 3 1/8% Notes by assigning a value to the debt component, which was the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the original face value and this estimated fair value, which was $61,300 at the time the 3 1/8% Notes were issued during August 2005, represented a debt discount and was being amortized to interest expense over the period from issuance to August 2012 (when the 3 1/8% Notes were first redeemable at the option of the holder). The following table reflects the interest expense recognized and effective interest rate for the Company’s 3 1/8% Notes:

	Years Ended December 31,
	2010	2009	2008

Contractual coupon interest	$4,186	$8,310	$9,375
Amortization of debt discount	4,230	7,846	8,244
Amortization of debt issuance costs	587	1,087	1,142

Interest expense for 3 1/8% Notes	$9,003	$17,243	$18,761

Effective interest rate	7.4%	7.4%	7.4%

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

During 2010, the Company repurchased $42,168 principal amount of its 3 1/8% Notes for $52,418 in cash and the holders of the 3 1/8% Notes converted $208,132 principal amount into 5,942,204 shares of the company’s Common Stock. The Company recognized an aggregate pre-tax loss of $13,622 related to the

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repurchases and conversions of the 3 1/8% Notes during 2010, which is reflected within (loss) gain on convertible notes in the accompanying consolidated statement of operations. The loss includes the expensing of remaining deferred issuance costs outstanding related to the repurchased notes.

As a result of the conversion and repurchase activity described above, as of December 31, 2010, no 3 1/8% Notes remained outstanding.

1.75% Convertible Subordinated Notes due 2023

During 2003, the Company issued $350,000 aggregate principal amount of 1.75% Convertible Subordinated Notes due 2023 (the “1.75% Notes”) in a private offering. The 1.75% Notes were scheduled to mature on June 15, 2023. Interest on the 1.75% Notes accrued at the rate of 1.75% per annum and was payable semiannually on June 15 and December 15. The Company would also have been required to pay contingent interest of 0.25% per annum of the average trading price of the 1.75% Notes during specified six-month periods, commencing on June 20, 2010, if the average trading price of the 1.75% Notes for specified periods equals 120% or more of the principal amount of the 1.75% Notes.

As of the time the 1.75% Notes were issued, they were convertible into an aggregate of 10,106,563 shares of the Company’s Common Stock (representing a conversion price of $34.63 per share) if the sale price of the Company’s Common Stock exceeds 120% of the conversion price for specified periods and in certain other circumstances. The 1.75% Notes were redeemable by the Company after June 15, 2008 and prior to June 20, 2010, subject to certain conditions, including the sale price of the Company’s Common Stock exceeding certain levels for specified periods. If the 1.75% Notes were redeemed by the Company during this period, the Company will be required to make additional interest payments. After June 20, 2010, the 1.75% Notes were redeemable at any time for cash at 100% of their principal amount. Holders of the 1.75% Notes had the right to require the Company to repurchase their 1.75% Notes on June 15, 2010, June 15, 2013 and June 15, 2018, for cash at 100% of the principal amount of the 1.75% Notes, plus accrued interest. As a result of this repurchase right by the holders, the 1.75% Notes were classified as a current liability as of December 31, 2009. Upon a change in control, holders had the right to require the Company to repurchase their 1.75% Notes for, at the Company’s option, cash or shares of Common Stock, or a combination thereof, at a price equal to 100% of the principal amount of the 1.75% Notes being repurchased.

During 2009, the Company repurchased $85,417 principal amount of its 1.75% Notes for $80,123 in cash. The Company recognized an aggregate pre-tax gain of $4,794 related to the repurchases of the 1.75% Notes during 2009, which is reflected as gain on repurchases of convertible notes in the accompanying consolidated statement of operations. As of December 31, 2009 the remaining principal amount of the 1.75% Notes outstanding was $264,583 which was convertible into 7.64 million shares of the Company’s Common Stock.

During 2010, the Company repurchased $32,446 principal amount of its 1.75% Notes for $42,107 in cash and the holders of the 1.75% Notes converted $232,137 principal amount into 6,703,129 shares of the Company’s Common Stock. The majority of these conversions occurred following a Notice of Redemption that was delivered in May 2010. The Company recognized an aggregate pre-tax loss of $9,710 related to the repurchases and conversions of the 1.75% Notes during 2010, which is reflected within (loss) gain on convertible notes in the accompanying consolidated statement of operations. The loss includes the expensing of remaining deferred issuance costs outstanding related to the repurchased notes.

As a result of the conversion and repurchase activity described above, as of December 31, 2010, no 1.75% Notes remained outstanding.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Long-Lived Assets

Property and Equipment

Property and equipment consist of the following:

	December 31,
	2010	2009

Software	$37,666	$28,401
Computer equipment	37,055	31,663
Website development costs	33,823	30,116
Leasehold improvements	30,860	22,353
Office equipment, furniture and fixtures	10,642	6,924
Land and buildings	1,847	1,847

	151,893	121,304
Less: accumulated depreciation	(90,377)	(69,110)

Property and equipment, net	$61,516	$52,194

Depreciation expense was $24,184, $21,877 and $19,013 in 2010, 2009 and 2008, respectively.

Goodwill and Intangible Assets

There were no changes in the carrying amount of goodwill during the years ended December 31, 2010 and 2009. Intangible assets subject to amortization consist of the following:

	December 31, 2010				December 31, 2009
				Weighted				Weighted
	Gross			Average	Gross			Average
	Carrying	Accumulated		Remaining	Carrying	Accumulated		Remaining
	Amount	Amortization	Net	Useful Life(a)	Amount	Amortization	Net	Useful Life(a)

Content	$15,954	$(15,954)	$—	—	$15,954	$(15,482)	$472	1.0
Customer relationships	34,057	(18,760)	15,297	7.5	34,057	(16,374)	17,683	8.3
Technology and patents	14,700	(14,700)	—	—	14,700	(14,700)	—	—
Trade names-definite lives	6,030	(3,165)	2,865	5.4	6,030	(2,629)	3,401	6.4
Trade names-indefinite lives	4,464	—	4,464	n/a	4,464	—	4,464	n/a

Total	$75,205	$(52,579)	$22,626		$75,205	$(49,185)	$26,020

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

Amortization expense was $3,394, $6,308 and $9,397 in 2010, 2009 and 2008, respectively. Future amortization expense for intangible assets is estimated to be:

Year Ending December 31:
2011	$2,627
2012	2,627
2013	2,627
2014	2,627
2015	2,617
Thereafter	5,037

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Restructuring

As a result of the completion of the integration of previously acquired businesses and efficiencies that the Company was continuing to realize from its infrastructure investments combined with the continued reduction in HLTH’s shared services following the divestitures of EPS, EBS and ViPS, the Company recorded a restructuring charge during 2008 of $7,416. This amount included (i) $3,575 related to the purchase of insurance for extended coverage during periods when the Company owned the divested businesses, (ii) $3,391 related to severance and (iii) $450 of costs to consolidate facilities and other exit costs. As of December 31, 2009, these amount were substantially paid in full.

8.  Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2010	2009

Accrued compensation	$31,565	$32,012
Accrued outside services	4,028	4,148
Accrued marketing and distribution	5,624	4,051
Accrued income, sales and other taxes	983	1,745
Accrual for tendered shares not yet delivered	—	6,818
Other accrued liabilities	10,981	14,947

	$53,181	$63,721

9.	Commitments and Contingencies

Legal Proceedings

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On December 15, 2005, the United States Attorney announced indictments of ten former officers and employees of Medical Manager Health Systems including Michael A. Singer, a former Chief Executive Officer of Medical Manager Health Systems and a former director of HLTH, who was last employed by HLTH as its Executive Vice President, Physician Software Strategies until February 2005, John H. Kang, a former President of Medical Manager Health Systems, who was employed until May 2001, and John P. Sessions, a former President and Chief Operating Officer of Medical Manager Health Systems, who was employed until September 2003. The indictment initially charged the defendants with conspiracy to commit mail, wire and securities fraud, a violation of Title 18, United States Code, Section 371 and conspiracy to commit money laundering, a violation of Title 18, United States Code, Section 1956(h) but the second count was dismissed in 2009. The allegations set forth in the indictment describe activities that are substantially similar to those described above with respect to the January 2005 plea agreements. One of the defendants passed away in 2008 and was dismissed from the indictment. Four of the defendants have been dismissed from the case and two defendants were severed from the case and their cases were transferred to Tampa, Florida. In addition, Mr. Singer has entered into a Deferred Prosecution Agreement with the United States pursuant to which all charges were dismissed against Mr. Singer on July 26, 2010. The trial of John Kang and John Sessions, former officers of Medical Manager Health Systems, began on January 19, 2010 and on March 1, 2010 both men were found guilty by the jury; however, the Court set the verdict aside on May 27, 2010 and entered a judgment of acquittal. The government entered a notice of appeal with respect to the Court’s order and such appeal is pending. On January 19, 2011, the Court granted the motion of the Messrs. Kang and Sessions for a new trial in the event that the government’s appeal of the Court’s ruling to set aside the verdict is successful. The government is in the process of deciding whether it will appeal this ruling. The trial of the remaining two defendants was scheduled to begin on October 4, 2010; however, on July 9, 2010, the Court in Tampa placed the case against those defendants on hold pending resolution of the appeal of the South Carolina ruling.

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

HLTH had (and the Company has assumed in the Merger) certain indemnity obligations to advance amounts for reasonable defense costs for the former officers and directors of EPS. Through December 31, 2009, the Company recorded pre-tax charges aggregating $116,792 related to its estimated liability with respect to these indemnity obligations. See Note 3 for a more detailed discussion regarding these charges.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Directors & Officers Liability Insurance Coverage Litigation

On July 23, 2007, HLTH commenced litigation (the “Coverage Litigation”) in the Court of Chancery of the State of Delaware in and for New Castle County against ten insurance companies in which HLTH was seeking to compel the defendant companies (collectively, the “Defendants”) to honor their obligations under certain directors and officers liability insurance policies (the “Policies”). WebMD succeeded to HLTH as plaintiff in this action as a result of the Merger. HLTH was seeking an order requiring the Defendants to advance and/or reimburse expenses that HLTH had incurred and expected to continue to incur for the advancement of the reasonable defense costs of initially ten, and now four, former officers and directors of HLTH’s former EPS subsidiary who were indicted in connection with the Investigation described above in this Note 9 (the “Investigation”).

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

On September 9, 2008 and February 4, 2009, respectively, the eighth and ninth level carriers of the Synetic Policies notified HLTH that they believe that they were not bound by the Court’s July 31, 2008 order regarding the duty of the Synetic carriers to advance and reimburse defense costs. This resulted in HLTH making a motion to the Court on February 23, 2009 to require such eighth and ninth level carriers to advance and reimburse defense costs. HLTH later settled with the eighth level carrier. Under the terms of the settlement such carrier has paid, in full and final settlement, an agreed-upon percentage of the policy amount against each payment of defense costs made by the Company as such policy was implicated. On April 15, 2009, the ninth level carrier made a cross-motion for summary judgment claiming that, in light of a policy

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

endorsement applicable only to the ninth level carrier, because of the time period during which the conspiracy charged in the Second Superseding Indictment is alleged to have taken place, the Synetic Policy issued by such carrier does not cover HLTH’s indemnification obligations. HLTH believed that such carrier’s motion was without merit and responded to the motion. On July 15, 2009, the Court granted summary judgment in favor of the ninth level carrier and unless and until the Company successfully appeals such decision, the ninth level carrier is not liable to pay any portion of the $10,000 total coverage of its policy with respect to the Company’s indemnification obligations. As of December 31, 2010, $84,200 has been paid by insurance companies representing the EPS Policies and the Synetic Policies through a combination of payment under the terms of the Policies, payment under reservation of rights or through settlement. Of this amount, $62,800 represents the portion received through settlement.

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

In addition to the Coverage Litigation, on December 22, 2009, TIG Specialty Insurance Company (“TIG”), the second level issuer of the EPS Policies, commenced an action against the Company to recover the $5,000 that TIG advanced to the Company in 2006. The Company and TIG have settled the matter.

The Company intends to continue to satisfy its legal obligations to the indicted individuals with respect to advancement of amounts for their defense costs.

Roger H. Kaye and Roger H. Kaye, MD PC v. WebMD, LLC, et al.

In December 2009, a lawsuit was filed by Dr. Roger H. Kaye (and Roger H. Kaye MD PC) individually, and as an alleged class action, under the Telephone Consumer Protection Act (the “TCPA”) and under a similar Connecticut statute, in the U.S. District Court for the District of Connecticut against subsidiaries of the Company. The lawsuit claims that faxes allegedly sent during the period from August 1, 2006 to the present by subsidiaries of the Company and by The Little Blue Book business that the Company sold in September 2009 were sent in violation of the TCPA and the Connecticut statute. With respect to the TCPA claims, the lawsuit seeks statutory damages in excess of $5,000 for each of two classes of plaintiffs, and a trebling of those damages. With respect to the claims under the Connecticut statute, under which trebling is unavailable,

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the lawsuit additionally seeks an undetermined amount of damages. In April 2010, Plaintiffs filed an amended complaint making substantially the same claims as were asserted in the original complaint. The Company’s subsidiaries have filed their answer as well as a motion to dismiss the action with prejudice on the grounds that the Court lacks subject matter jurisdiction and also filed a motion to stay discovery, which was granted pending resolution of the motion to dismiss. On July 8, 2010, the Court denied the motion to dismiss and ordered that class-related discovery should proceed, while continuing a stay of full merits discovery. The parties have agreed on terms to settle the matter. On December 16, 2010, the Court issued an order granting preliminary approval of the settlement agreement. The settlement is subject to final approval by the Court. The Company believes that any costs related to this litigation are covered by insurance, subject to the Company’s deductible.

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

The complaints against HLTH and its former officers and directors alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 under that Act and Section 11 of the Securities Act of 1933 because of failure to disclose certain practices alleged to have occurred in connection with the distribution of shares in the Healtheon initial public offering. Claims under Section 12(a)(2) of the Securities Act of 1933 were also brought against the underwriters. These claims were consolidated, along with claims relating to over 300 other initial public offerings, in the Southern District of New York.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

all the other eligible issuer and underwriter defendants elected to participate, HLTH’s insurance carriers strongly supported the settlement, and it required no payment by HLTH.

On June 10, 2009, the district court granted preliminary approval to the new proposed settlement. On October 5, 2009, the court approved the final settlement in this matter. Certain objectors have appealed the District Court’s order to the Second Circuit Court of Appeals, and the appeal is currently pending.

Daniel Rodimer, et.al., on behalf of themselves and all others similarly situated v. Apple, Inc., et. al.

On February 17, 2011, the Company was served with a complaint in this lawsuit, which is pending in the United States District Court for the Northern District of California. The Plaintiffs are seeking to have the case certified as a class action. The complaint alleges that Apple, Inc. (“Apple”) and several other defendants, including one or more subsidiaries of the Company, have violated several Federal and California statues and are also liable under various common law claims in connection with the distribution of software applications for mobile devices through Apple’s iTunes store. The Federal Statutes that are alleged to have been violated are the Computer Fraud and Abuse Act, 18 U.S.C. § 1030; and the Electronic Communications Privacy Act, 18 U.S.C. § 2510. The complaint seeks injunctive relief as well as damages in unspecified amounts. The Company is in the process of reviewing the complaint. The Company intends to vigorously defend against the Plaintiffs’ claims against it.

Other Legal Proceedings

In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that their outcomes will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Leases

The Company leases its offices and other facilities under operating lease agreements that expire at various dates through 2022. Total rent expense for all operating leases was approximately $7,922, $7,306 and $6,981 in 2010, 2009 and 2008, respectively. Included in other long-term liabilities as of December 31, 2010 and 2009 were $12,973 and $7,400, respectively, related to lease incentives and the difference between rent expense and the rental amount payable for leases with fixed escalations.

Future minimum lease commitments under non-cancelable lease agreements at December 31, 2010 were as follows:

Years Ending December 31,

2011	$7,990
2012	8,185
2013	7,917
2014	7,989
2015	7,758
Thereafter	24,386

Total minimum lease payments	$64,225

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relating to these provisions is unlikely. Therefore, the Company has not recorded a liability during any period for these indemnification provisions.

10.	Stock-Based Compensation

Prior to the Merger on October 23, 2009, HLTH had various stock-based compensation plans (collectively, the “HLTH Plans”) under which directors, officers and other eligible employees received awards of options to purchase HLTH Common Stock and restricted shares of HLTH Common Stock. WebMD also had similar stock-based compensation plans (the “WebMD Plans”) that provide for the grant of stock options, restricted stock awards, and other awards based on WebMD Common Stock. In connection with the Merger, all outstanding stock options and restricted stock awards under the HLTH Plans were converted into outstanding stock options and restricted stock awards of WebMD based on the Merger exchange ratio of 0.4444. The following sections of this note present the historical activity of the HLTH Plans (on a converted basis after giving effect to the Merger exchange ratio of 0.4444) combined with the historical activity of the WebMD Plans, which are collectively referred to as (the “Plans”).

The 2005 Long-Term Incentive Plan, (as amended, the “2005 Plan”) is the only plan under which future grants can be made. The maximum number of shares of the Company’s Common Stock that may be subject to awards under the 2005 Plan was 18,200,000 as of December 31, 2010, subject to adjustment in accordance with the terms of the 2005 Plan. The Company had an aggregate of 3,784,264 shares of Common Stock available for future grants under the 2005 Plan at December 31, 2010.

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

			Weighted Average
		Weighted Average	Remaining
		Exercise Price Per	Contractual Life	Aggregate Intrinsic
	Shares	Share	(In Years)	Value(1)

Outstanding at January 1, 2008	26,037,817	$31.39
Granted	7,382,934	23.86
Exercised	(1,339,415)	17.20
Cancelled	(2,029,466)	33.28

Outstanding at December 31, 2008	30,051,870	30.04
Granted	1,000,673	28.98
Exercised	(4,614,910)	23.29
Cancelled	(4,008,680)	39.67

Outstanding at December 31, 2009	22,428,953	29.67
Granted	2,088,900	46.39
Exercised	(12,281,271)	27.05
Cancelled	(2,008,827)	57.36

Outstanding at December 31, 2010	10,227,755	$30.79	7.4	$208,243

Vested and exercisable at the end of the period	3,436,033	$28.78	5.4	$77,248

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The aggregate intrinsic value is based on the market price of the Company’s Common Stock on December 31, 2010, which was $51.06, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on December 31, 2010.

The following table summarizes information with respect to options outstanding and options exercisable at December 31, 2010:

	Outstanding			Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
		Exercise Price	Contractual Life		Exercise Price
Exercise Prices	Shares	Per Share	(In Years)	Shares	Per Share

$7.72-$19.95	989,585	$17.52	4.3	828,629	$17.21
$20.05-$23.59	855,111	21.70	7.4	335,600	21.52
$23.61	3,533,333	23.61	7.9	380,964	23.61
$23.74-$29.98	928,408	26.87	6.0	747,112	26.90
$30.00-$34.88	627,349	32.00	6.7	248,550	32.06
$35.00-$41.91	806,348	39.02	7.0	359,648	39.45
$42.03-$46.75	643,810	45.25	7.7	243,909	44.58
$46.81	965,250	46.81	9.5	—	—
$47.11-$51.96	761,245	49.91	8.4	209,718	49.76
$52.00-$92.61	117,316	57.63	6.4	81,903	59.45

	10,227,755	$30.79	7.4	3,436,033	$28.78

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

	Years Ended December 31,
	2010	2009	2008

Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.31-0.33	0.38-0.55	0.37-0.57
Risk-free interest rate	1.92%	1.45%	1.26%
Expected term (years)	4.8	3.4	3.4
Weighted average fair value of options granted during the period	$14.53	$11.01	$9.29

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

	Years Ended December 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Balance at the beginning of the year	1,106,124	$27.51	1,244,900	$23.99	858,910	$26.07
Granted	304,775	46.90	411,875	33.63	826,039	22.66
Vested	(284,761)	26.65	(449,936)	23.50	(364,521)	23.90
Forfeited	(19,387)	25.15	(100,715)	26.87	(75,528)	33.52

Balance at the end of the year	1,106,751	$33.13	1,106,124	$27.51	1,244,900	$23.99

Proceeds received from the exercise of options to purchase shares of the Company’s Common Stock were $59,825, $42,898 and $23,041 for the years ended December 31, 2010, 2009 and 2008, respectively. Additionally, in connection with the exercise of certain stock options and the vesting of restricted stock, the Company made payments of $86,533, $17,645 and $1,822 during the years ended December 31, 2010, 2009 and 2008, respectively, related to employee statutory withholding taxes that were satisfied by withholding shares of Common Stock of equal value from the respective employees. The proceeds and payments described above are reflected within cash flows from financing activities within the accompanying consolidated statements of cash flows.

The intrinsic value related to stock options that were exercised, combined with the fair value of shares of restricted stock that vested, aggregated $251,341, $63,571 and $21,868 for the years ended December 31, 2010, 2009 and 2008, respectively.

Employee Stock Purchase Plan

As of and prior to April 30, 2008, the Company maintained an Employee Stock Purchase Plan (“ESPP”) which allowed eligible employees of the Company the opportunity to purchase shares of HLTH Common Stock through payroll deductions, up to 15% of a participant’s annual compensation with a maximum of 2,222 common shares per participant during each six-month purchase period. The purchase price of the stock was equal to 85% of the fair market value of the Company’s Common Stock on the last day of each purchase period. There were 21,831 shares of Common Stock issued to the Company’s employees under the ESPP during the year ended December 31, 2008. The Company received cash proceeds of $464 related to these issuances during the year ended December 31, 2008. The ESPP was terminated effective April 30, 2008.

Other

Each year the Company issues shares of its Common Stock to each WebMD non-employee director with a value equal to their annual board and committee retainers. The Company recorded $361, $327 and $340 of stock-based compensation expense for the years ended December 31, 2010, 2009 and 2008, respectively, in connection with these issuances.

Additionally, the Company recorded $1,070 of stock-based compensation expense during 2008 in connection with a stock transferability right for shares issued in connection with the acquisition of Subimo, LLC by the Company.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Years Ended December 31,
	2010	2009	2008

Stock options	$23,324	$29,153	$17,587
Restricted stock	9,615	10,625	7,184
Other	361	327	1,461

Total stock-based compensation expense	$33,300	$40,105	$26,232

Included in:
Cost of operations	$7,211	$6,723	$3,818
Sales and marketing	8,033	8,069	3,591
General and administrative	18,056	24,620	17,223

Consolidated income from continuing operations	33,300	39,412	24,632
Consolidated income from discontinued operations	—	693	1,600

Total stock-based compensation expense	$33,300	$40,105	$26,232

Stock-based compensation expense during the year ended December 31, 2009 includes $1,193 related to the year ended December 31, 2008. As of December 31, 2010, approximately $76,100 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 2.8 years, related to the Plans.

Tax benefits attributable to stock-based compensation represented 39%, 39% and 38% of stock-based compensation expense during the years ended December 31, 2010, 2009 and 2008, respectively.

11.	Retirement Plans

The Company maintains a defined contribution retirement plans covering substantially all of its employees. Additionally, in prior years, the Company maintained other defined contribution retirement plans related to operations that have been divested. Certain of these plans provide for matching and discretionary contributions. The Company has recorded expenses related to these plans of $3,441, $2,854 and $1,310 for 2010, 2009 and 2008, respectively related to these matching and discretionary contributions.

12.	Equity

Common Stock

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying consolidated balance sheets.

Tender Offers

On September 8, 2010, the Company completed a tender offer through which it repurchased 3,000,000 shares of its Common Stock at a price of $52.00 per share for total consideration of $156,421 which includes $421 of costs directly attributable to the purchase. On April 8, 2010, the Company completed a tender offer through which it repurchased 5,172,204 shares of WebMD Common Stock at a price of $46.80 per share for total consideration of $242,795 which includes $736 of costs directly attributable to the purchase.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 10, 2009, the Company completed a tender offer (the “2009 Tender Offer”) and, as a result, repurchased 6,339,227 shares of its Common Stock at a price of $37.00 per share. The total cost of the 2009 Tender Offer was $235,220, which includes $670 of costs directly attributable to the purchase. Approximately 184,000 of the shares that were tendered in the 2009 Tender Offer were not delivered to the Company until January 2010, and therefore the amounts due to the respective shareholders of $6,818 were included in accrued expenses within the accompanying consolidated balance sheet as of December 31, 2009.

On November 25, 2008, the Company completed a tender offer (the “2008 Tender Offer”) and, as a result, repurchased 37,196,245 shares of its Common Stock at a price of $19.80 per share. The total cost of the 2008 Tender Offer was $737,324, which includes $765 of costs directly attributable to the purchase.

Stock Repurchase Program

On December 4, 2008, the Company announced the authorization of a Common Stock repurchase program (the “Program”), at which time the Company was authorized to use up to $30,000 to purchase shares of its Common Stock, from time to time, in the open market, through block trades or in private transactions, depending on market conditions and other factors. During 2009 and 2008, no shares were repurchased under this program. During 2010, the Company repurchased 352,572 shares at an aggregate cost of $14,914 under the Program. As of December 31, 2010, a total of $15,086 remained available for repurchases under the Program. Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying consolidated balance sheets.

Warrants

At December 31, 2009, the Company had warrants outstanding to purchase 3,419 common shares at an exercise price of $67.51 per share. These warrants expired in January 2010.

During 2008, the Company repurchased a warrant for $700, which was exercisable into 1,070,519 common shares at an exercise price of $20.81 per share.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) were as follows:

	December 31,
	2010	2009

Deferred tax assets:
Federal net operating loss carryforwards	$133,284	$162,520
State net operating loss carryforwards	43,738	45,588
Federal tax credits	55,027	44,943
Accrued expenses	24,391	33,344
Stock-based compensation	20,473	30,497
Intangible assets	8,579	10,457
Auction rate securities	18,501	28,470
Fixed assets	7,451	5,293
Other	4,188	4,921

Total deferred tax assets	315,632	366,033
Valuation allowance	(202,189)	(234,735)

Net deferred tax assets	113,443	131,298
Deferred tax liabilities:
Convertible notes	—	(76,167)
Goodwill and indefinite-lived intangible asset	(18,851)	(15,978)
Other	—	(1,319)

Total deferred tax liabilities	(18,851)	(93,464)

Net deferred tax assets	$94,592	$37,834

	December 31,
	2010	2009

Current deferred tax assets (liabilities), net:
Current deferred tax assets, net of deferred tax liabilities	$65,280	$55,752
Valuation allowance	(41,813)	(68,707)

Current deferred tax assets (liabilities), net	23,467	(12,955)

Non-current deferred tax assets, net:
Non-current deferred tax assets, net of deferred tax liabilities	231,501	216,817
Valuation allowance	(160,376)	(166,028)

Non-current deferred tax assets, net	71,125	50,789

Net deferred tax assets	$94,592	$37,834

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax provision (benefit) was as follows:

	Years Ended December 31,
	2010	2009	2008

Current:
Federal	$(1,197)	$(5,695)	$6,602
State	2,673	2,282	12,379
Foreign	141	65	590

Current income tax provision (benefit)	1,617	(3,348)	19,571

Deferred:
Federal	(3,569)	(31,662)	2,218
State	3,166	(10,481)	701

Deferred income tax (benefit) provision	(403)	(42,143)	2,919
Reversal of valuation allowance applied to goodwill	—	—	2,707
Reversal of valuation allowance applied to additional paid-in capital	18,829	—	1,441

Total income tax provision (benefit)	$20,043	$(45,491)	$26,638

The reconciliation between the federal statutory rate and the effective income tax rate is as follows:

	Years Ended December 31,
	2010	2009	2008

United States federal statutory rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	6.7	1.4	1.7
Valuation allowance	(12.6)	(259.5)	(38.6)
Non-deductible officer compensation	0.8	5.7	0.1
Loss on auction rate securities	14.3	—	—
Losses benefited (from) to discontinued operations	(17.5)	59.5	6.5
Effect of the Merger on state net operating loss carryforwards	—	(17.6)	—
Other	1.0	1.8	0.7

Effective income tax rate	27.7%	(173.7)%	5.4%

During 2010, the Company reversed $27,158 of its valuation allowance related to its auction rate securities, of which $22,752 reversed through the tax provision and the remainder, together with its deferred tax asset, reversed through additional paid-in capital, with no net impact to equity. The Company also reversed $20,358 of its valuation allowance through additional paid-in capital as a result of the utilization of net operating loss carryforwards generated by excess tax benefits of stock-based awards, of which $1,529 related to the Company’s discontinued operations. During 2009, after consideration of the relevant positive and negative evidence, the Company reversed $68,922 of its valuation allowance, of which $54,200 reversed through the tax provision and the remainder primarily reversed through discontinued operations. During 2008, the Company reversed $224,682 of its valuation allowance as a result of the gains the Company recorded in connection with the 2008 EBSCo Sale and the ViPS Sale, of which $186,196 reversed through the tax provision and the remainder primarily reversed through discontinued operations. The valuation allowance for deferred tax assets decreased by $32,546 and $82,500 in 2010 and 2009, respectively.

At December 31, 2010, the Company had net operating loss carryforwards for federal income tax purposes of approximately $750 million, which expire in 2011 through 2030, and federal tax credits of

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$63,740, which excludes the impact of any unrecognized tax benefits, of which $43,543 expire in 2017 through 2027 and $20,197 can be carried forward indefinitely. Approximately $372,212 of these net operating loss carryforwards were recorded through additional paid-in capital. Therefore, the valuation allowance on these net operating loss carryforwards will be reversed through additional paid-in capital when these excess tax benefits are realized.

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

The Company has excess tax benefits related to share-based payments of $365,402 that are not recorded as a deferred tax asset as the amounts would not have resulted in a reduction in current taxes payable if all other net operating loss carryforwards currently available to the Company were utilized. The benefit of these deductions is recorded to additional paid-in capital at the time the tax deduction results in a reduction of current taxes payable.

The 2008 Tender Offer discussed in Note 12 above resulted in a cumulative change of more than 50% of the ownership of the Company’s capital, as determined under rules prescribed by the U.S. Internal Revenue Code and applicable Treasury regulations. As a result of the ownership change, there is an annual limitation imposed on the Company’s net operating loss carryforwards and federal tax credits.

As of December 31, 2010 and 2009, the Company had unrecognized income tax benefits of $13,648 and $14,199, respectively, which if recognized, would result in $1,837 and $2,288, respectively, being reflected as a component of the income tax provision (benefit). Included in the unrecognized income tax benefits as of December 31, 2010 and 2009 are accrued interest and penalties of $779 and $880, respectively. If recognized, these benefits would be reflected as a component of the income tax provision (benefit).

The following table summarizes the activity of unrecognized tax benefits, excluding accrued interest and penalties, for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009

Balance at the beginning of the year	$13,319	$10,576
Increases related to prior year tax positions	—	3,161
Increases related to current year tax positions	—	4,254
Decreases related to prior year tax positions	(115)	(3,781)
Decreases related to current year tax positions	—	(727)
Expiration of the statute of limitations for the assessment of taxes	(335)	(164)

Balance at the end of the year	$12,869	$13,319

Although the Company files U.S. federal and various state and other tax returns, the major taxing jurisdiction is the U.S. The Company is currently under audit in a number of state and local taxing jurisdictions and will have statutes of limitations with respect to certain tax returns expiring within the next twelve months. As a result, it is reasonably possible that there may be a reduction in the unrecognized income tax benefits, prior to any annual increase, in the range of $500 to $600 within the next twelve months. With the exception of adjusting net operating loss carryforwards that may be utilized, the Company is no longer subject to federal income tax examinations for tax years before 2007 and for state and local income tax examinations for years before 2005.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Fair Value of Financial Instruments and Non-Recourse Credit Facilities

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

The Company did not have any Level 2 assets as of December 31, 2010 and 2009. The following table sets forth the Company’s Level 1 and Level 3 financial assets that were measured and recorded at fair value on a recurring basis as of December 31, 2010 and 2009:

		December 31, 2010			December 31, 2009
				Gross			Gross
	Fair Value	Amortized		Unrealized	Amortized		Unrealized
	Estimate Using:	Cost Basis	Fair Value	Gains	Cost Basis	Fair Value	Gains (Losses)

Cash and cash equivalents	Level 1	$400,501	$400,501	$—	$459,766	$459,766	$—
Equity securities	Level 1	—	—	—	1,470	4,851	3,381
ARS Option	Level 3	4,245	4,245	—	—	—	—
Auction rate securities(1)	Level 3	—	—	—	320,507	279,701	(40,806	)(2)
Senior secured notes(3)	Level 3	—	—	—	63,826	63,826	—

(1)	The face (par) value of the auction rate securities was $352,700 as of December 31, 2009. There were no auction rate securities outstanding as of December 31, 2010.

(2)	Amounts reflect cumulative effect of adoption of new authoritative guidance as discussed below.

(3)	The face value of the senior secured notes was $67,500 as of December 31, 2009. There were no senior secured notes as of December 31, 2010.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the beginning and ending balances of the Company’s Level 3 assets, which consist of the ARS Option at December 31, 2010 and the auction rate securities and the senior secured notes at December 31, 2009:

	Years Ended December 31,
	2010			2009
	ARS	Auction Rate	Senior	Auction Rate	Senior
	Option	Securities	Secured Notes	Securities	Secured Notes

Fair value as of the beginning of the period	$—	$279,701	$63,826	$286,552	$—
Redemptions	(10,467)	(290,999)	(65,475)	(2,300)	63,598
Gain (loss) included in earnings	14,712	(29,508)	1,362	—	—
Interest income accretion included in earnings	—	—	287	—	228
Changes in unrealized gains/losses included in other comprehensive income	—	40,806	—	(4,551)	—

Fair value as of the end of the period	$4,245	$—	$—	$279,701	$63,826

Through April 20, 2010, the Company held investments in auction rate securities (“ARS”) which had been classified as Level 3 assets as described above. The types of ARS holdings the Company owned were backed by student loans, 97% guaranteed under the Federal Family Education Loan Program (FFELP), and had credit ratings of AAA or Aaa when purchased. Historically, the fair value of the Company’s ARS holdings approximated par value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, substantially all auctions involving these securities have been unsuccessful. The result of an unsuccessful auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets develop. Additionally, during 2009, approximately one-half of the auction rate securities the Company held were either downgraded below AAA or placed on “watch” status by one or more of the major credit rating agencies. As of March 31, 2008, the Company concluded that the estimated fair value of its ARS no longer approximated the face value. The Company concluded the fair value of its ARS holdings was $302,842 compared to a face value of $362,950. The impairment in value, of $60,108, was considered to be other-than-temporary and, accordingly, was recorded as an impairment charge within the statement of operations during the three months ended March 31, 2008.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Effective April 20, 2010, the Company entered into an agreement pursuant to which the Company sold all of its holdings of ARS for an aggregate of $286,399. Under the terms of the agreement, the Company retained an option (the “ARS Option”), for a period of two years from the date of the agreement: (a) to repurchase from the purchaser the same principal amount of any or all of the various series of ARS sold, at the agreed upon purchase prices received on April 20, 2010; and (b) to receive additional proceeds from the purchaser upon certain redemptions of the various series of ARS sold.

As described above, while the Company originally recorded a loss of $60,108 relating to its holdings of ARS in the March 2008 quarter, the Company was required to reclassify $26,848 of that charge as an unrealized loss through stockholders’ equity when WebMD was required to adopt new authoritative guidance related to other-than-temporary impairments effective April 1, 2009, which had the effect of increasing the cost basis of the ARS by that amount. As a result, during 2010, the Company recorded an additional charge of $29,508, representing the difference between the cost basis of its ARS holdings and the proceeds received on April 20, 2010. In connection with the sale of the ARS, the Company recorded a deferred income tax benefit of approximately $22,000 primarily related to the reversal of income tax valuation allowance attributable to its ARS. Also during 2010, the Company recognized an aggregate gain of $14,712 related to the ARS Option described above. Through the ARS Option, the Company received cash proceeds of $10,467 during the period from April 20, 2010 through December 31, 2010. The value of the ARS Option as of December 31, 2010 is estimated to be $4,245 and is reflected in other assets within the accompanying balance sheet. The ARS Option has been classified as a Level 3 asset as its valuation requires substantial judgment. The historical redemption activity of the specific ARS underlying the ARS Option was the most significant assumption used to determine an estimated value of the ARS Option. The Company is required to reassess the value of the ARS Option at each reporting period, and any changes in value will be recorded within the statement of operations in future periods.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s other Level 3 asset was $67,500 principal amount of Senior Secured Notes that the Company received in connection with its sale of Porex on October 19, 2009. The Senior Secured Notes were secured by certain assets of the acquirer of Porex and accrued interest at a rate of 8.75% per annum, payable quarterly. The Senior Secured Notes were issued in four series: the Senior Secured Notes of the first, second and third series had an aggregate principal amount of $10,000 each and were scheduled to mature on the first, second and third anniversaries of the closing, respectively; and the Senior Secured Notes of the fourth series had an aggregate principal amount of $37,500 and were scheduled to mature on the fourth anniversary of the closing. The Company estimated that the fair value of the Senior Secured Notes was $63,826 as of December 31, 2009, of which $9,932 and $53,894 were classified as current investments and long-term investments, respectively, within the accompanying consolidated balance sheet as of December 31, 2009. On April 1, 2010, the Company sold the Senior Secured Notes for $65,475 plus accrued interest and recorded a gain of $1,362 representing the excess of this amount over the adjusted cost basis of the Senior Secured Notes, which is reflected in loss on investments in the accompanying consolidated statement of operations for the year ended December 31, 2010.

During the year ended December 31, 2010, the Company also sold its other remaining equity securities for $5,379 and recorded a gain of $3,917 representing the excess of the cash received over the cost basis, which is reflected in loss on investments in the accompanying consolidated statement of operations for the year ended December 31, 2010.

The Company also holds an investment in a privately held company which is carried at cost, and not subject to fair value measurements. However, if events or circumstances indicate that its carrying amount may not be recoverable, it would be reviewed for impairment. The Company made this investment on November 19, 2008 by acquiring Series D preferred stock. The total amount of this investment is $6,471, which includes $470 of acquisition costs. Since the Company does not have the ability to exercise significant influence over this company, the investment is accounted for under the cost method and it is included in other assets on the accompanying balance sheets as of December 31, 2010 and 2009.

For disclosure purposes, the Company is required to measure the outstanding value of its debt on a recurring basis. The following table presents the carrying value and estimated fair value of the Company’s convertible notes that were carried at historical cost as of December 31, 2009:

	December 31, 2009
	Carrying Amount	Fair Value

Financial Assets:
1.75% Notes(a)	$264,583	$296,002
3 1/8% Notes(a)	227,659	284,716

(a)	Fair value estimate incorporates bid price quotes.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Other (Expense) Income, Net

Other (expense) income, net consists of the following items:

	Years Ended December 31,
	2010	2009	2008

Transition service fees(a)	$—	$47	$335
Reduction of tax contingencies(b)	711	915	1,749
Legal expense(c)	(783)	(2,331)	(1,092)

Other (expense) income, net	$(72)	$(1,369)	$992

(a)	Represents the net fees received from ViPS, Sage Software and EBSCo in relation to their respective transition services agreements.

(b)	Represents the reduction of certain sales and use tax contingencies resulting from the expiration of various statutes.

(c)	Represents the costs and expenses incurred by the Company related to the investigation by the United States Attorney for the District of South Carolina and the SEC and the related Coverage Litigation.

16.	Related Party Transactions

Fidelity Human Resources Services Company LLC

Fidelity Employer Services Company LLC (“FESCO”) is a distributor of the Company’s private portals, integrating the private portals product into the human resources administration and benefit administration services that FESCO provides to its employer clients. The Company recorded revenue of $5,776, $8,072, and $9,399 in 2010, 2009 and 2008, respectively, and $1,587 and $2,250 was included in accounts receivable as of December 31, 2010 and 2009, respectively, related to the FESCO relationship. FESCO is an affiliate of FMR LLC, which reported beneficial ownership of shares that represent approximately 14.4% of the Company’s Common Stock as of December 31, 2010. Affiliates of FMR LLC also provide services to the Company in connection with the Company’s 401(k) plan and stock-based compensation plans.

17.	Supplemental Disclosures of Cash Flow Information

Supplemental information related to the consolidated statements of cash flows is summarized below:

	Years Ended December 31,
	2010	2009	2008

Supplemental Disclosure of Cash Flow Information:
Interest paid	$6,880	$13,891	$15,502

Taxes (received) paid, net(a)	$(1,723)	$(3,687)	$26,714

(a)	As the Company generally files its tax returns on a consolidated basis, taxes paid, net of refunds, includes all taxes paid by the Company, including those of the Company’s discontinued operations.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Financial Data (Unaudited)

The following table summarizes the quarterly financial data for 2010 and 2009. The per common share calculations for each of the quarters are based on the weighted average number of common shares for each period; therefore, the sum of the quarters may not necessarily be equal to the full year per common share amount.

	2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$108,030	$122,707	$135,305	$168,477
Cost of operations	42,994	45,368	47,610	51,859
Sales and marketing	28,407	29,425	28,957	34,085
General and administrative	18,809	20,577	22,964	23,146
Depreciation and amortization	7,015	6,318	6,935	7,310
Interest income	3,409	420	21	99
Interest expense	5,139	3,170	1,797	1,347
Loss on convertible notes	(3,727)	(11,011)	(2,232)	(6,362)
(Loss) gain on investments	(28,848)	6,002	(131)	13,460
Other (expense) income, net	(298)	99	107	20

(Loss) income from continuing operations before income
tax (benefit) provision	(23,798)	13,359	24,807	57,947
Income tax (benefit) provision	(20,008)	5,675	10,193	24,183

Consolidated (loss) income from continuing operations	(3,790)	7,684	14,614	33,764
Consolidated (loss) income from discontinued operations, net of tax	—	—	(1,024)	2,824

Net (loss) income attributable to Company stockholders	$(3,790)	$7,684	$13,590	$36,588

Amounts attributable to Company stockholders:
(Loss) income from continuing operations	$(3,790)	$7,684	$14,614	$33,764
(Loss) income from discontinued operations	—	—	(1,024)	2,824

Net (loss) income attributable to Company stockholders	$(3,790)	$7,684	$13,590	$36,588

Basic income (loss) per common share:
(Loss) income from continuing operations	$(0.07)	$0.14	$0.25	$0.58
(Loss) income from discontinued operations	—	—	(0.02)	0.05

Net (loss) income attributable to Company stockholders	$(0.07)	$0.14	$0.23	$0.63

Diluted income (loss) per common share:
(Loss) income from continuing operations	$(0.07)	$0.13	$0.24	$0.55
(Loss) income from discontinued operations	—	—	(0.02)	0.04

Net (loss) income attributable to Company stockholders	$(0.07)	$0.13	$0.22	$0.59

Net Income Attributable to Company Stockholders per Common Share:
Numerator:
(Loss) income from continuing operations	$(3,790)	$7,684	$14,614	$33,764
Effect of participating non-vested restricted stock	—	(88)	(152)	(339)

(Loss) income from continuing operations — Basic	(3,790)	7,596	14,462	33,425
Interest expense on 1.75% convertible notes, net of tax	—	592	—	—
Interest expense on 3 1/8% convertible notes, net of tax	—	—	—	809

(Loss) income from continuing operations — Diluted	$(3,790)	$8,188	$14,462	$34,234

(Loss) income from discontinued operations, net of tax — Diluted	$—	$—	$(1,024)	$2,824
Effect of participating non-vested restricted stock	—	—	12	(28)

(Loss) income from discontinued operations, net of tax — Basic and Diluted	$—	$—	$(1,012)	$2,796

Denominator:
Weighted-average shares — Basic	52,191	53,521	58,095	57,505
Employee stock options, restricted stock and warrants	—	3,848	3,340	2,651
1.75% Convertible notes	—	5,135	—	—
3 1/8% Convertible notes	—	—	—	2,174

Adjusted weighted-average shares after assumed conversions — Diluted	52,191	62,504	61,435	62,330

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$90,264	$98,631	$111,568	$138,073
Cost of operations	36,565	39,229	41,965	47,994
Sales and marketing	27,561	26,797	26,265	31,478
General and administrative	21,848	22,003	21,967	23,802
Depreciation and amortization	7,103	6,956	7,134	6,992
Interest income	2,262	1,958	1,840	3,089
Interest expense	6,536	5,781	5,541	5,657
Gain on convertible notes	6,647	3,473	—	—
Severance and other transaction expenses	—	—	—	11,066
Other expense, net	(269)	(552)	(123)	(425)

(Loss) income from continuing operations before income tax (benefit) provision	(709)	2,744	10,413	13,748
Income tax (benefit) provision	(1,217)	750	5,389	(50,413)

Consolidated income from continuing operations	508	1,994	5,024	64,161
Consolidated income (loss) from discontinued operations, net of tax	517	(13,284)	27,462	34,659

Consolidated net income (loss) inclusive of noncontrolling interest	1,025	(11,290)	32,486	98,820
Income attributable to noncontrolling interest	(610)	(387)	(2,184)	(524)

Net income (loss) attributable to Company stockholders	$415	$(11,677)	$30,302	$98,296

Amounts attributable to Company stockholders:
(Loss) income from continuing operations	$(194)	$703	$2,872	$63,637
Income (loss) from discontinued operations	609	(12,380)	27,430	34,659

Net income (loss) attributable to Company stockholders	$415	$(11,677)	$30,302	$98,296

Basic income (loss) per common share:
(Loss) income from continuing operations	$(0.00)	$0.02	$0.06	$1.19
Income (loss) from discontinued operations	0.01	(0.28)	0.59	0.65

Net income (loss) attributable to Company stockholders	$0.01	$(0.26)	$0.65	$1.84

Diluted income (loss) per common share:
(Loss) income from continuing operations	$(0.00)	$0.01	$0.05	$0.92
Income (loss) from discontinued operations	0.01	(0.26)	0.56	0.47

Net income (loss) attributable to Company stockholders	$0.01	$(0.25)	$0.61	$1.39

Net Income Attributable to Company Stockholders per Common Share:
Numerator:
(Loss) income from continuing operations — Basic	$(194)	$703	$2,872	$63,637
Effect of participating non-vested restricted stock	—	—	(31)	(886)

(Loss) income from continuing operations — Basic	(194)	703	2,841	62,751
Interest expense on 1.75% convertible notes, net of tax	—	—	—	876
Interest expense on 3 1/8% convertible notes, net of tax	—	—	—	2,472
Effect of dilutive securities of subsidiary	—	(76)	(188)	(57)

(Loss) income from continuing operations — Diluted	$(194)	$627	$2,653	$66,042

Income (loss) from discontinued operations	$609	$(12,380)	$27,430	$34,659
Effect of participating non-vested restricted stock	(7)	—	(293)	(483)

Income (loss) from discontinued operations, net of tax — Basic	602	(12,380)	27,137	34,176
Effect of dilutive securities of subsidiary	—	53	(3)	—

Income (loss) from discontinued operations, net of tax — Diluted	$602	$(12,327)	$27,134	$34,176

Denominator:
Weighted-average shares — Basic	45,217	45,599	46,096	52,688
Employee stock options, restricted stock and warrants	—	1,134	2,513	4,470
1.75% Convertible notes	—	—	—	7,640
3 1/8% Convertible notes	—	—	—	7,147

Adjusted weighted-average shares after assumed conversions — Diluted	45,217	46,733	48,609	71,945

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Subsequent Events

On January 11, 2011, the Company issued $400,000 aggregate principal amount of 2.50% Convertible Notes due 2018 (the “2.50% Notes”) in a private offering. Unless previously converted, the 2.50% Notes will mature on January 31, 2018. Net proceeds from the sale of the 2.50% Notes were approximately $387,000, after deducting the estimated offering expenses, of which approximately $100,000 was used to repurchase 1,920,490 shares of the Company’s Common Stock at a price of $52.07 per share, the last reported sale price of the Company’s Common Stock on January 5, 2011, which repurchase settled on January 11, 2011. Interest on the 2.50% Notes is payable semi-annually on January 31 and July 31 of each year, commencing July 31, 2011. Under the terms of the Notes, holders may surrender their 2.50% Notes for conversion into the Company’s Common Stock at an initial conversion rate of 15.1220 shares of Common Stock per thousand dollars principal amount of the 2.50% Notes. This is equivalent to an initial conversion price of approximately $66.13 per share of Common Stock. In the aggregate, the 2.50% Notes are convertible into 6,048,800 shares of the Company’s Common Stock. The conversion rate may be adjusted under certain circumstances. Under the terms of the 2.50% Notes, if the Company undergoes certain change of control transactions prior to the maturity date of the 2.50% Notes, holders of the 2.50% Notes will have the right, at their option, to require the Company to repurchase some or all of their 2.50% Notes at a repurchase price equal to 100% of the principal amount of the 2.50% Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. At the Company’s option, and to the extent permitted by the applicable rules of the Nasdaq Global Select Market (or the applicable rules of such other exchange on which the Company’s Common Stock may be listed), instead of paying the repurchase price in cash, the Company may pay the repurchase price in shares of its Common Stock or a combination of cash and shares of its Common Stock.

Schedule II. Valuation and Qualifying Accounts

	Years Ended December 31, 2010, 2009 and 2008
	Balance at	Charged to
	Beginning	Costs and					Balance at
	of Year	Expenses	Acquired	Write-offs	Other		End of Year
	(In thousands)

December 31, 2010
Allowance for Doubtful Accounts	$1,511	$545	$—	$(563)	$—		1,493
Valuation Allowance for Deferred Tax Assets	234,735	$(9,100)	$—	$—	$(23,446	)(a)	202,189
December 31, 2009
Allowance for Doubtful Accounts	1,301	1,486	—	(1,276)	—		1,511
Valuation Allowance for Deferred Tax Assets	317,235	(67,781)	131	—	(14,850	)(b)	234,735
December 31, 2008
Allowance for Doubtful Accounts	1,165	668	—	(532)	—		1,301
Valuation Allowance for Deferred Tax Assets	486,197	(194,057)	24,775	—	320		317,235

(a)	Primarily represents the valuation allowance released as a result of the utilization of net operating loss carryforwards generated by excess tax benefits of stock-based awards.

(b)	Primarily represents the valuation allowance released as a result of the effect of the Merger on state net operating loss carryforwards.

S-1

INDEX TO EXHIBITS

Exhibit No.		Description

2	.1*	Stock Purchase Agreement, dated as of August 8, 2006, between HLTH Corporation (“HLTH”) and Sage Software, Inc. (incorporated by reference to Exhibit 2.1 to HLTH’s Current Report on Form 8-K filed on August 11, 2006)
2	.2*	Amended and Restated Agreement and Plan of Merger, dated as of November 15, 2006, among Emdeon Corporation, EBS Holdco, Inc., EBS Master LLC, Emdeon Business Services LLC, Medifax-EDI Holding Company, EBS Acquisition LLC, GA EBS Merger LLC and EBS Merger Co. (incorporated by reference to Exhibit 2.1 to HLTH’s Current Report on Form 8-K filed on November 21, 2006)
2	.3*	Securities Purchase Agreement, dated as of February 8, 2008, among HLTH, EBS Master LLC, the voting members of EBS Master LLC and the purchasers listed therein (incorporated by reference to Exhibit 2.1 to HLTH’s Current Report on Form 8-K filed on February 13, 2008)
2	.4*	Agreement and Plan of Merger, dated as of June 17, 2009, between HLTH Corporation and WebMD Health Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on June 18, 2009, as amended on June 22, 2009)
2	.5*	Stock Purchase Agreement, dated as of September 17, 2009, among SNTC Holding, Inc., Aurora Equity Partners III L.P. and Aurora Overseas Equity Partners III, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by HLTH on September 22, 2009)
2	.6*	Unit Purchase Agreement, dated as of November 2, 2006, by and among the Registrant, Subimo, LLC and the Sellers referred to therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on November 8, 2006) (the “Subimo Purchase Agreement”)
2.7		Amendment, dated December 3, 2008, to the Subimo Purchase Agreement (incorporated by reference to Exhibit 2.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”))
2	.8*	Stock Purchase Agreement, dated as of June 3, 2008, between SNTC Holding, Inc. and General Dynamics Information Technology, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 1, filed on June 10, 2008, to the Current Report on Form 8-K filed by HLTH on June 4, 2008)
2	.9*	Termination and Mutual Release Agreement, dated as of November 18, 2008, among the Registrant, Marketing Technology Solutions Inc., Jay Goldberg and Russell Planitzer (incorporated by reference to Exhibit 2.8 to the 2008 Form 10-K)
2	.10*	Purchase and Release Agreement, dated as of April 20, 2010, between WebMD Health Corp. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2010)
3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))
3.2		Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))
4.1		Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 in Amendment No. 1, filed on August 11, 2009, to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-160530))
4.2		Indenture, dated as of January 11, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Amendment No. 1, filed on January 14, 2011, to the Registrant’s Current Report on Form 8-K filed on January 11, 2011
4.3		Form of 2.50% Convertible Note Due 2018 (included in Exhibit 4.2)
10.1		Form of Indemnification Agreement between HLTH and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

Exhibit No.		Description

10.2		Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (No. 333-124832) (which we refer to as the “IPO Registration Statement”))
10	.3**	WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (incorporated by reference to Exhibit 10.2 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2006)
10.4		Healtheon/WebMD Media Services Agreement dated January 26, 2000 among HLTH, Eastrise Profits Limited and Fox Entertainment Group, Inc. (incorporated by reference to Exhibit 10.5 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000), as amended by Amendment dated February 15, 2001 (incorporated by reference to Exhibit 10.2 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
10	.5**	Amended and Restated Employment Agreement, dated as of August 3, 2005 between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed on August 5, 2005)
10	.6**	Letter Agreement, dated as of February 1, 2006 between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.3 to HLTH’s Current Report on Form 8-K filed on February 2, 2006)
10	.7**	Employment Agreement, dated September 23, 2004, between HLTH and Kevin Cameron (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed September 28, 2004)
10	.8**	Letter Agreement, dated as of February 1, 2006 between HLTH and Kevin M. Cameron (incorporated by reference to Exhibit 10.2 to HLTH’s Current Report on Form 8-K filed on February 2, 2006)
10	.9**	Letter Agreement, dated as of April 27, 2005, between HLTH. and Wayne T. Gattinella (incorporated by reference to Exhibit 99.1 to HLTH’s Current Report on Form 8-K filed on May 3, 2005)
10	.10**	Employment Agreement, dated as of April 28, 2005, between WebMD, Inc. and Wayne T. Gattinella (incorporated by reference to Exhibit 99.1 to HLTH’s Current Report on Form 8-K filed on May 3, 2005)
10	.11**	Form of Amendment to HLTH’s Equity Compensation Plans and Stock Option Agreements (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by HLTH on November 9, 2006)
10	.12**	2001 Employee Non-Qualified Stock Option Plan of HLTH, as amended (incorporated by reference to Exhibit 10.46 to HLTH’s Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10	.13**	2002 Restricted Stock Plan of HLTH and Form of Award Agreement (incorporated by reference to Exhibit 10.21 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.14**	Amended and Restated 1996 Stock Plan of HLTH (incorporated by reference to Exhibit 10.8 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)
10	.15**	Amended and Restated 2000 Long-Term Incentive Plan of HLTH (incorporated by reference to Annex E to HLTH’s Proxy Statement for its 2006 Annual Meeting filed on August 14, 2006)
10	.16**	1991 Director Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-46640) filed March 24, 1992)
10	.17**	Amended and Restated 1991 Special Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.3 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10	.18**	1996 Class C Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.1 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10	.19**	CareInsite, Inc. 1999 Director Stock Option Plan (incorporated by reference to Annex H to the Proxy Statement/Prospectus, filed on August 7, 2000, and included in HLTH’s Registration Statement on Form S-4 (No. 333-39592))

Exhibit No.		Description

10	.20**	WebMD Health Corp. Amended and Restated 2005 Long-Term Incentive Plan (the “2005 LTIP”) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 27, 2010)
10	.21**	Amended and Restated Employment Agreement, dated as of July 14, 2005, between WebMD Health Corp. and Anthony Vuolo (incorporated by reference to Exhibit 99.2 to HLTH’s Current Report on Form 8-K, as amended, filed with the Securities and Exchange Commission on July 19, 2005)
10	.22**	Form of Restricted Stock Agreement with Employees (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162653))
10	.23**	Form of Restricted Stock Agreement with Non-Employee Directors (incorporated by reference to Exhibit 10.49 to the IPO Registration Statement)
10	.24**	Form of Non-Qualified Stock Option Agreement with Employees (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162653))
10	.25**	Form of Non-Qualified Stock Option Agreement with Non-Employee Directors (incorporated by reference to Exhibit 10.51 to the IPO Registration Statement)
10	.26**	Employment Agreement between WebMD Health Holdings, Inc. and Douglas W. Wamsley (incorporated by reference to Exhibit 10.15 to the IPO Registration Statement)
10	.27**	Employment Agreement between WebMD Health Holdings, Inc. and Nan-Kirsten Forte (incorporated by reference to Exhibit 10.16 to the IPO Registration Statement)
10	.28**	Employment Agreement between WebMD Health Holdings, Inc. and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.17 to the IPO Registration Statement)
10	.29**	Employment Agreement between WebMD Health Holdings, Inc. and Craig Froude (incorporated by reference to Exhibit 10.18 to the IPO Registration Statement)
10.30		Agreement of Lease, dated as of June 30, 2004, between III Chelsea Commerce LP and WebMD, Inc. (incorporated by reference to Exhibit 10.45 to the IPO Registration Statement)
10.31		First Amendment to the Lease Agreement, dated as of December 21, 2004, between III Chelsea Commerce LP and WebMD, Inc. (incorporated by reference to Exhibit 10.46 to the IPO Registration Statement)
10	.32†	Services Agreement, dated as of February 12, 2004, between WebMD, Inc. and Fidelity Human Resources Services Company LLC (f/k/a Fidelity Employer Services Company LLC) (incorporated by reference to Exhibit 10.47 to the IPO Registration Statement)
10	.33**	Form of Restricted Stock Agreement between HLTH and Employees for Grants Under HLTH’s 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.57 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)
10	.34**	Form of Non-Qualified Stock Option Agreement between HLTH and Employees for Grants Under HLTH’s 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.58 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)
10	.35**	Form of Non-Qualified Stock Option Agreement between HLTH and Employees for Grants Under HLTH’s 1996 Stock Plan (incorporated by reference to Exhibit 10.59 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)
10	.36**	Amendment No. 2, dated as of December 1, 2008, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed on December 5, 2008)
10	.37**	Letter Agreement, dated December 29, 2008, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.52 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2008)
10	.38**	Amendment to Employment Agreement, dated as of December 16, 2008, between HLTH and Kevin M. Cameron (incorporated by reference to Exhibit 10.53 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit No.		Description

10	.39**	Letter Amendment, dated as of December 10, 2008, between the Registrant and Wayne T. Gattinella (incorporated by reference to Exhibit 10.53 to the 2008 Form 10-K)
10	.40**	Letter Amendment, dated as of July 9, 2009, among HLTH Corporation, WebMD Health Corp. and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 14, 2009)
10	.41**	WebMD, LLC Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.48 to Amendment No. 1, filed on April 29, 2008, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)
10	.42**	Amendment No. 1 to WebMD Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.58 to Amendment No. 1, filed on April 30, 2009, to the 2008 Form 10-K)
10	.43**	Letter Agreement, dated as of October 1, 2007, between the Registrant and William Pence (incorporated by reference to Exhibit 10.59 to Amendment No. 1, filed on April 30, 2009, to the 2008 Form 10-K)
10	.44**	Letter Amendment, dated as of December 10, 2008, between the Registrant and William Pence (incorporated by reference to Exhibit 10.60 to Amendment No. 1, filed on April 30, 2009, to the 2008 Form 10-K)
10	.45**	Amendment, dated as of December 10, 2008 to Amended and Restated Employment Agreement between the Registrant and Anthony Vuolo (incorporated by reference to Exhibit 10.55 to the 2008 Form 10-K)
10	.46**	Letter Amendment, dated as of December 14, 2008, between the Registrant and Nan Forte (incorporated by reference to Exhibit 10.56 to the 2008 Form 10-K)
10	.47**	Letter Agreement, dated as of February 19, 2009, between HLTH and Anthony Vuolo (incorporated by reference to Exhibit 10.57 to the 2008 Form 10-K)
10.48		Note Purchase Agreement, dated October 19, 2009, among SNTC Holding, Inc., Porex Holding Corporation, Porex Corporation and Porex Surgical, Inc. (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed October 20, 2009)
10	.49**	Restricted Stock Agreement, dated November 3, 2009, between the Registrant and Anthony Vuolo (incorporated by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”))
10	.50**	Letter Amendment, dated as of November 3, 2009, between the Registrant and Kevin M. Cameron (incorporated by reference to Exhibit 10.72 to the Registrant’s 2009 Form 10-K)
10	.51**	Letter Amendment, dated as of December 14, 2008, between the Registrant and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.74 to Amendment No. 1, filed April 30, 2010, to the 2009 Form 10-K)
10.52		Letter Agreement, dated March 26, 2010, among SNTC Holding, Inc. and Porex Holding Corporation, Porex Corporation and Porex Surgical Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2010)
10	.53**	Letter Agreement, dated as of June 28, 2010, between the Registrant and Wayne Gattinella (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2010)
10	.54**	Letter Agreement, dated as of June 28, 2010, between the Registrant and Kevin Cameron (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2010)
10	.55**	Letter Agreement, dated as of June 28, 2010, between the Registrant and Anthony Vuolo (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2010)
14.1		Code of Business Conduct (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2010)
21		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Registrant
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Registrant
32.1	Section 1350 Certification of Chief Executive Officer of the Registrant
32.2	Section 1350 Certification of Chief Financial Officer of the Registrant
99.1	Explanation of Non-GAAP Measures
99.2	Audit Committee Charter
99.3	Compensation Committee Charter
99.4	Nominating & Governance Committee Charter

*	With respect to the agreements filed as Exhibits 2.1 through 2.6 and Exhibits 2.8 through 2.10, certain of the exhibits and the schedules to those agreements have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

**	Agreement relates to executive compensation.

†	Portions of this exhibit were redacted pursuant to confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.