Form 10-K/A
period 2010-12-31
WebMD Health Corp.
filed 2011-05-02
CIK 1326583

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

Directors and Executive Officers

The charts below list our directors and executive officers and are followed by biographic information about them. The biographical information regarding each member of our Board of Directors ends with a statement regarding that member’s qualifications for service on our Board, as considered by the Nominating & Governance Committee of our Board (regardless of whether the individual director is up for election this year).

Directors

Name	Age	Positions

Mark J. Adler, M.D.(3)	54	Director; Chairman of the Compensation Committee
Kevin M. Cameron	44	Director; Special Advisor to the Chairman of the Board
Neil F. Dimick(1)(2)(4)	61	Director; Chairman of the Nominating & Governance Committee
Wayne T. Gattinella(1)	59	Director; Chief Executive Officer and President
Jerome C. Keller(4)	68	Director
James V. Manning(1)(2)	64	Director; Chairman of the Audit Committee
Abdool Rahim Moossa, M.D.(4)	71	Director
Herman Sarkowsky(3)	85	Director
Joseph E. Smith(3)	72	Director
Stanley S. Trotman, Jr.(1)(2)	67	Director
Martin J. Wygod(1)	71	Chairman of the Board

(1)	Member of the Executive Committee

(2)	Member of the Audit Committee

(3)	Member of the Compensation Committee

(4)	Member of the Nominating & Governance Committee

For a description of each of the standing committees of the Board of Directors and other corporate governance matters, see “— Corporate Governance” below.

Executive Officers

Name	Age	Positions

Wayne T. Gattinella	59	Chief Executive Officer and President
Anthony Vuolo	53	Chief Operating Officer and Chief Financial Officer
Nan-Kirsten Forte	48	Executive Vice President — Consumer Services
William Pence	48	Executive Vice President and Chief Technology Officer
Douglas W. Wamsley	52	Executive Vice President, General Counsel and Secretary
Martin J. Wygod	71	Chairman of the Board
Steven Zatz, M.D.	54	Executive Vice President — Professional Services

Mark J. Adler, M.D., has been a member of WebMD’s Board of Directors since September 2005. From September 2000 until completion of our merger with HLTH Corporation, our former parent company, in October 2009 (which we refer to as the Merger), Dr. Adler was a member of HLTH’s Board of Directors and from 1999 until September 2000, had been a director of a predecessor company. Dr. Adler is an oncologist and served, for over 10 years, as Chief Executive Officer of the San Diego Cancer Center until its acquisition in February, 2011 by the University of California. He continues as director of this cancer center and is a director of the San Diego Cancer Research Institute. Until April 2006, he had also served, for more than five years, as the Chief Executive Officer of the combined internal medicine and oncology group of Medical Group of North County, in San Diego, California. Dr. Adler’s qualifications for membership on WebMD’s Board of Directors include: his many years of experience as a physician and an executive of a physician practice; and his prior service as a director of WebMD, HLTH and predecessor companies.

Kevin M. Cameron became a member of WebMD’s Board of Directors in October 2009, upon completion of the Merger. Mr. Cameron had been a member of HLTH’s Board of Directors from October 2004 until the Merger. He also served as Chief Executive Officer of HLTH from October 2004 until February 2008, when he went on medical leave. Since November 2009, Mr. Cameron has served as Special Advisor to the Chairman of WebMD. From November 2005 until November 2006, Mr. Cameron also served as Acting CEO of Emdeon Business Services, which was then one of HLTH’s segments. From January 2002 until October 2004, Mr. Cameron was Special Advisor to the Chairman of HLTH. From September 2000 to January 2002, he served as Executive Vice President, Business Development of HLTH and, in addition, from September 2001 through January 2002, was a member of the Office of the President. From April 2000 until its merger with HLTH in September 2000, Mr. Cameron served as Executive Vice President, Business Development of a predecessor to HLTH. Prior to April 2000, Mr. Cameron was a Managing Director of the Health Care Investment Banking Group of UBS and held various positions at Salomon Smith Barney. Mr. Cameron’s qualifications for membership on WebMD’s Board of Directors include: his prior service as an executive of WebMD and predecessor companies (including his service as Chief Executive Officer of HLTH) and on HLTH’s Board; and his experience as an investment banker specializing in healthcare, as described above.

Neil F. Dimick has been a member of WebMD’s Board of Directors since September 2005. From December 2002 until completion of the Merger in October 2009, Mr. Dimick was a member of HLTH’s Board of Directors. Mr. Dimick served as Executive Vice President and Chief Financial Officer of AmerisourceBergen Corporation, a wholesale distributor of pharmaceuticals, from 2001 to 2002, and as Senior Executive Vice President and Chief Financial Officer and as a director of Bergen Brunswig Corporation, a wholesale distributor of pharmaceuticals, for more than five years prior to its merger in 2001 with AmeriSource Health Corporation to form AmerisourceBergen. He also serves as a member of the boards of directors of the following companies: Alliance Imaging Inc., a provider of outsourced diagnostic imaging services to hospitals and other healthcare companies; Global Resources Professionals, an international professional services firm that provides outsourced services to companies on a project basis; Mylan Laboratories, Inc., a pharmaceutical manufacturer; and Thoratec Corporation, a developer of products to treat cardiovascular disease. Mr. Dimick’s qualifications for membership on WebMD’s Board of Directors include: his prior service as a director of WebMD and HLTH; his experience as a director of other public companies, as described above; his experience as a public company chief financial officer, as described above; and his experience prior to that as a CPA and partner of a major public accounting firm.

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

Wayne T. Gattinella has served as Chief Executive Officer and President of WebMD and as a member of WebMD’s Board of Directors since 2005 and served as President of HLTH’s WebMD segment from the time he joined HLTH in 2001 until the Merger. From 2000 to 2001, Mr. Gattinella was Executive Vice President and Chief Marketing Officer for People PC, an Internet services provider. Mr. Gattinella had previously held senior management positions with Merck-Medco (now Medco Health Solutions) and MCI Telecommunications. Mr. Gattinella is a member of the Board of Trustees of the Drexel University College of Medicine. Mr. Gattinella serves as a member of the WebMD Board based on his role as Chief Executive Officer of WebMD and the Board’s belief that the CEO should be a member of the Board.

Jerome C. Keller has been a member of WebMD’s Board of Directors since September 2005. From 1997 until he retired in October 2005, Mr. Keller served as Senior Vice President, Sales and Marketing at Martek Biosciences Corporation, a company that develops and sells microalgae products, and he served, from October 2005 until its acquisition by Royal DSM N.V. in February 2011, as a member of its Board of Directors. He served as Vice President of Sales for Merck & Co. Inc., a pharmaceutical company, from 1986 to 1993. Mr. Keller’s qualifications for membership on WebMD’s Board of Directors include: his prior service as a member of the WebMD Board; his service on the Board of Directors of Martek; and his many years of experience as an executive of and consultant to pharmaceutical manufacturers and other healthcare companies.

James V. Manning has been a member of WebMD’s Board of Directors since September 2005. From September 2000 until completion of the Merger in October 2009, Mr. Manning was a member of HLTH’s Board of Directors. Prior to that, he was a member of a predecessor company’s board of directors for more than five years. Mr. Manning’s qualifications for membership on WebMD’s Board of Directors include: his prior service as a director of WebMD, HLTH and predecessor companies in the healthcare industry; his experience as a chief financial officer of several public companies (including of Medco Containment Services, Inc. for more than five years prior to 1994); and his experience prior to that as a CPA and partner of a major public accounting firm.

Abdool Rahim Moossa, M.D. has been a member of WebMD’s Board of Directors since September 2005. Since 2003, he has served as the Distinguished Professor of Surgery and Emeritus Chairman of the Department of Surgery, at the School of Medicine, University of California, San Diego (UCSD). From 2003 to 2009, Dr. Moossa also served as Associate Dean and Special Counsel to the Vice Chancellor for Health Sciences and Director of Tertiary and Quaternary Referral Services for UCSD. Prior to that, he served as Professor and Chairman, Department of Surgery, UCSD from 1983 to 2003. He also serves as a member of the board of directors of the Foundation for Surgical Education. Dr. Moossa’s qualifications for membership on WebMD’s Board of Directors include: his prior service on the WebMD Board; and his many years of experience as a physician and as an educator of physicians.

William Pence joined WebMD as Executive Vice President and Chief Technology Officer in November 2007. Before joining WebMD, Dr. Pence had served as Chief Technology Officer and Senior Vice President at Napster since 2003. From 2000 to 2003, Dr. Pence was the Chief Technology Officer for Universal Music Group’s online initiatives and for the pressplay joint venture with Sony. That joint venture later served as the basis for the relaunched Napster service. Previously, Dr. Pence spent more than a decade at IBM, where he held various technology management positions in research as well as in the software division, focused on guiding research and development and commercializing technology for IBM product divisions. Dr. Pence received a Bachelor of Science in Physics from the University of Virginia, and a Ph.D. in Electrical Engineering from Cornell University.

Herman Sarkowsky became a member of WebMD’s Board of Directors in October 2009, upon completion of the Merger. Mr. Sarkowsky was a member of HLTH’s Board of Directors from November 2000 until the Merger. Prior to that, he was a member of a predecessor company’s board of directors for more than five years. Mr. Sarkowsky has been President of Sarkowsky Investment Corporation, a private investment company, for more than five years. Since July 2010, Mr. Sarkowsky has been a member of the Board of Directors of Power Efficiency Corp., which develops and markets energy saving technologies for electric motors. Since 2009, Mr. Sarkowsky has been a member of The UW Medicine Board, which advises and assists the chief executive officer and the dean of the School of Medicine of the University of Washington in strategic planning and oversight of programs across UW Medicine. Prior to that, Mr. Sarkowsky served on the University of Washington Hospital Board for 12 years, during two of which he was chairman of that board. Mr. Sarkowsky’s qualifications for membership on WebMD’s Board of Directors include: his prior service as a director of WebMD, HLTH and predecessor companies; his service on the other boards described above; and his experience as an investor in public and private companies.

Joseph E. Smith became a member of WebMD’s Board of Directors in October 2009, upon completion of the Merger. Mr. Smith was a member of HLTH’s Board of Directors from September 2000 until the Merger. Mr. Smith served in various positions with Warner-Lambert Company, a pharmaceutical company, from March

1989 to September 1997, the last of which was Corporate Executive Vice President and a member of the Office of the Chairman and the firm’s Management Committee. Mr. Smith serves on the board of directors of Par Pharmaceutical Companies, Inc., a manufacturer and distributor of generic and branded pharmaceuticals, and on the Board of Trustees of the International Longevity Center, a non-profit organization. Mr. Smith’s qualifications for membership on WebMD’s Board of Directors include: his prior service as a director of WebMD, HLTH and a predecessor company; his many years of experience as an executive of a pharmaceutical manufacturer; and his service on the boards of other public and private companies in the healthcare industry.

Stanley S. Trotman, Jr. has been a member of WebMD’s Board of Directors since September 2005. Mr. Trotman retired in 2001 from UBS Financial Services, Inc. after it acquired, in 2000, PaineWebber Incorporated, an investment banking firm where he had been a Managing Director with the Health Care Group since 1995. He serves as a member of the board of directors of American Shared Hospital Services, a public company that provides radio surgery services to medical centers for use in brain surgery. He also serves as a director of Ascend Health Care Corp., a privately held company that provides services to acute psychiatric patients. Mr. Trotman’s qualifications for membership on WebMD’s Board of Directors include: his prior service as a director of WebMD; his experience as a director of other public and private companies in various aspects of the healthcare industry; and his experience as an investment banker specializing in healthcare companies.

Anthony Vuolo has been Chief Financial Officer of WebMD since November 2009 and Chief Operating Officer of WebMD since July 2007. From May 2005 until August 2007, Mr. Vuolo served as Executive Vice President and Chief Financial Officer of WebMD. Prior to that, Mr. Vuolo served in senior financial, operational and business development positions at HLTH and its predecessors for more than ten years.

Douglas W. Wamsley has, since July 2005, served as Executive Vice President, General Counsel and Secretary of WebMD. From September 2001 until July 2005, Mr. Wamsley served as Senior Vice President — Legal of HLTH, focusing on its WebMD segment.

Martin J. Wygod has, since May 2005, served as Chairman of the Board of WebMD. From March 2001 until the Merger in October 2009, Mr. Wygod served as HLTH’s Chairman of the Board and served as a member of its Board of Directors from September 2000 until the Merger. Mr. Wygod also served as HLTH’s Acting Chief Executive Officer from February 2008 until the Merger and as its Chief Executive Officer from September 2000 until May 2003. He is also engaged in the business of racing, boarding and breeding thoroughbred horses, and is President of River Edge Farm, Inc. Mr. Wygod’s qualifications for membership on WebMD’s Board of Directors include: his prior service as an executive officer and director of WebMD, HLTH and predecessor companies in the healthcare industry.

Steven Zatz, M.D. has, since July 2005, served as Executive Vice President, Professional Services of WebMD. From October 2000 to July 2005, Dr. Zatz had similar responsibilities at HLTH, where he focused on the physician portals. Dr. Zatz was Senior Vice President, Medical Director of CareInsite, Inc. from June 1999 until its acquisition by HLTH in September 2000. Prior to joining CareInsite, Dr. Zatz was a Senior Vice President of RR Donnelley Financial in charge of its healthcare business from October 1998 to May 1999. From August 1995 to May 1998, Dr. Zatz was President of Physicians’ Online, an online portal for physicians.

No family relationship exists among any of our directors or executive officers. No arrangement or understanding exists between any director or executive officer of WebMD and any other person pursuant to which any of them were selected as a director or executive officer, except that Messrs. Cameron, Sarkowsky and Smith were originally appointed as directors of WebMD in connection with the Merger in October 2009, pursuant to the merger agreement between HLTH and WebMD.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of these securities with the SEC. Officers, directors and greater than ten percent beneficial owners are required by applicable regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the forms furnished to us during or with respect to our most recent fiscal year, all of our directors and officers subject to the reporting requirements and each beneficial owner of more than ten percent of our Common Stock satisfied all applicable filing requirements under Section 16(a), except that, due to an administrative error, a Form 4 reporting the sale of 4,138 shares of our Common Stock by Dr. Pence on August 30, 2010 (due on the second business day after that) was not filed until November 9, 2010.

Corporate Governance

Board of Directors.  Our Board of Directors has eleven members. Three of the members are employees of WebMD and the other eight are “Non-Employee Directors.” The three employee directors are: Mr. Gattinella, our Chief Executive Officer; Mr. Wygod, Chairman of the Board; and Mr. Cameron, Special Advisor to the Chairman. The Non-Employee Directors are: Drs. Adler and Moossa and Messrs. Dimick, Keller, Manning, Sarkowsky, Smith and Trotman. The Nominating & Governance Committee of our Board of Directors has determined that each of the Non-Employee Directors is also an independent director under applicable SEC rules and Nasdaq Global Select Market listing standards. See “Director Independence” in Item 13 below. The Non-Employee Directors meet regularly in private sessions with the Chairman of the Board and also meet regularly without any employee directors or other WebMD employees present. For information regarding the compensation of our Non-Employee Directors, see “Non-Employee Director Compensation” below.

Our Board of Directors is divided into three classes. At each Annual Meeting, the term of one of the classes of directors expires and WebMD stockholders vote to elect nominees for the directorships in that class for a new three-year term. The terms of Messrs. Keller, Sarkowsky and Wygod will expire at our Annual Meeting of Stockholders in 2011; the terms of Dr. Adler and Messrs. Dimick, Manning and Smith will expire at our Annual Meeting of Stockholders in 2012; and the terms of Messrs. Cameron, Gattinella and Trotman and Dr. Moossa will expire at our Annual Meeting of Stockholders in 2013.

Our Board of Directors met 14 times in 2010. During 2010, each of our directors attended 75% or more of the meetings held by our Board and the Board committees on which he served. In addition to meetings, our Board and its committees reviewed and acted upon matters by unanimous written consent. All but one of the members of our Board of Directors attended our 2010 Annual Meeting and all the members of our Board attended our 2009 Annual Meeting.

Our Board of Directors currently has four standing committees: an Executive Committee, a Compensation Committee, an Audit Committee, and a Nominating & Governance Committee. Each of these Committees has the authority to retain such outside advisors as it may determine to be appropriate.

Corporate Leadership Structure.  Since WebMD’s initial public offering in 2005, Mr. Wygod has served as Chairman of the Board and Mr. Gattinella has served as Chief Executive Officer. The Board believes that this separation of the positions of Chief Executive Officer and the Chairman of the Board is appropriate because it enables Mr. Gattinella, as Chief Executive Officer, to focus on executing our business plan and the day-to-day operation of our business and allows Mr. Wygod, as an executive Chairman of the Board, to facilitate the flow of information between the Board and management and to focus on the overall strategy, strategic relationships and transactions intended to create long-term value for stockholders. The Board has chosen not to have a non-executive Chairman of the Board or a lead outside director because it believes that its outside director members work well together as a group and in their assigned committees, without designating a single leader among them, and have various avenues of communication, both individually and as a group, to provide their views to management. One such avenue is the Strategic Planning Committee of the Board, which meets between Board meetings for informal discussions with Messrs. Wygod and Gattinella regarding WebMD’s business strategies and their implementation and any other matters that the Non-

Employee Directors wish to discuss with management. See “— Committees of the Boards of Directors — Other Committees — Strategic Planning Committee” below.

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

Executive Committee.  The Executive Committee, which met once during 2010, is currently comprised of Messrs. Dimick, Gattinella, Manning, Trotman and Wygod. The Executive Committee has the power to exercise, to the fullest extent permitted by law, the powers of the entire Board.

Audit Committee.  The Audit Committee, which met eight times during 2010, is currently comprised of Messrs. Dimick, Manning and Trotman; Mr. Manning is its Chairman. Each of the members of the Audit Committee meets the standards of independence applicable to audit committee members under applicable SEC rules and Nasdaq Global Select Market listing standards and is financially literate, as required under applicable Nasdaq Global Select Market listing standards. In addition, the Nominating & Governance Committee has determined that Messrs. Dimick and Manning qualify as “audit committee financial experts,” as that term is used in applicable SEC regulations implementing Section 407 of the Sarbanes-Oxley Act of 2002. The determination with respect to Mr. Dimick was based on his training and experience as a certified public accountant, including as a partner of a major accounting firm, and based on his service as a senior executive and chief financial officer of a public company. The determination with respect to Mr. Manning was based on his training and experience as a certified public accountant, including as a partner of a major accounting firm, and based on his service as a senior executive and chief financial officer of public companies. The Audit Committee is responsible for, among other things:

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

The Audit Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Audit Committee. A copy of that Charter, as amended through October 29, 2010, was filed as Exhibit 99.2 to this Annual Report.

Compensation Committee.  The Compensation Committee, which met seven times during 2010, is currently comprised of Dr. Adler and Messrs. Sarkowsky and Smith and Dr. Adler is its Chairman. Each of these directors is a non-employee director within the meaning of the rules promulgated under Section 16 of the Securities Exchange Act, an outside director within the meaning of Section 162(m) of the Internal Revenue Code, and an independent director under applicable Nasdaq Global Select Market listing standards. The responsibilities delegated by the Board to the Compensation Committee include:

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

The Compensation Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Compensation Committee. A copy of that Charter, as amended through October 29, 2010, was filed as Exhibit 99.3 to this Annual Report. For additional information regarding our Compensation Committee and its oversight of executive compensation, see “Executive Compensation — Compensation Discussion and Analysis” in Item 11 below.

Nominating & Governance Committee.  The Nominating & Governance Committee, which met four times during 2010, is currently comprised of Dr. Moossa and Messrs. Dimick and Keller; Mr. Dimick is its Chairman. Each of these directors is an independent director under applicable Nasdaq Global Select Market listing standards.

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

The Nominating & Governance Committee operates pursuant to a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Nominating & Governance Committee. A copy of that Charter, as amended as of October 29, 2010, was filed as Exhibit 99.4 to this Annual Report. The Nominating & Governance Committee has not adopted specific objective requirements for service on the WebMD Board. Instead, the Nominating & Governance Committee considers various factors in determining whether to recommend to the Board potential new Board members, or the continued service of existing members, including:

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

The Nominating & Governance Committee will consider candidates recommended by stockholders in the same manner as described above. Any such recommendation should be sent in writing to the Nominating & Governance Committee, care of Corporate Secretary, WebMD Health Corp., 111 Eighth Avenue, New York, NY 10011. To facilitate consideration by the Nominating & Governance Committee, the recommendation should be accompanied by a full statement of the qualifications of the recommended nominee, the consent of the recommended nominee to serve as a director of WebMD if nominated and to be identified in WebMD’s proxy materials and the consent of the recommending stockholder to be named in WebMD’s proxy materials. The recommendation and related materials will be provided to the Nominating & Governance Committee for consideration at its next regular meeting.

Other Committees.  From time to time, our Board of Directors forms additional committees to make specific determinations or to provide oversight of specific matters or initiatives. For example:

•	Special Committee Regarding the DOJ Investigation. Messrs. Manning, Sarkowsky and Smith and Dr. Adler are members of a special committee of the Board of Directors to oversee matters relating to the investigations described in “Legal Proceedings — Investigations by United States Attorney for the District of South Carolina and the SEC” in Note 9 to the Consolidated Financial Statements. This committee is a successor to a similar committee at HLTH prior to the Merger.

•	Strategic Planning Committee. Dr. Adler and Messrs. Dimick, Keller, Manning, Trotman and Wygod are members of a Strategic Planning Committee of the Board, which meets informally between regularly scheduled Board meetings regarding WebMD’s business strategies and their implementation and any other matters that the Non-Employee Directors wish to discuss with management.

•	Securities Repurchase Committee. Messrs. Cameron, Smith and Trotman are members of a Securities Repurchase Committee of the Board, which is authorized to make determinations relating to repurchases of WebMD’s Common Stock and Convertible Notes.

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

Non-Employee Director Compensation

Introduction.  This section of our Annual Report describes the compensation paid by WebMD during 2010 to the Non-Employee Directors. The Compensation Committee of the WebMD Board is authorized to determine the compensation of the Non-Employee Directors paid by WebMD. As described below, WebMD paid three types of compensation to its Non-Employee Directors in 2010 for their Board and Board Committee service:

•	annual fees for service on the Board and its standing committees, paid by WebMD in October 2010 in the form of shares of WebMD Common Stock not subject to any vesting requirements;

•	grants of non-qualified options to purchase WebMD Common Stock; and

•	cash fees for service on certain other committees of the Board.

WebMD does not offer any deferred compensation plans or retirement plans to its Non-Employee Directors. None of the Non-Employee Directors received any other compensation from WebMD during 2010 and none of them provided any services to WebMD during 2010 while a Board member, except their service as a director. One former Non-Employee Director, Paul A. Brooke, has served as a consultant to WebMD since he ceased to be a member of the WebMD Board at our Annual Meeting of Stockholders on October 21, 2010 and, as a result of such service, options to purchase WebMD Common Stock previously granted to him have continued to vest and remain outstanding.

2010 Director Compensation Table.  This table provides information regarding the value of the compensation paid by WebMD to the Non-Employee Directors in 2010, as calculated in accordance with applicable SEC regulations. This table should be read together with the additional information under the headings “— Annual Fees” and “— Option Grants” below.

(a)	(b)	(c)	(d)	(e)
		Stock
	Fees Earned or	Awards	Option Awards	Total
Name	Paid in Cash ($)(1)	($)(2)	($)(3)	($)

Mark J. Adler, M.D.	16,000	40,000	172,183	228,183
Paul A. Brooke	8,125	—	172,183	180,308
Neil F. Dimick	6,000	55,000	172,183	233,183
Jerome C. Keller	6,000	37,500	172,183	215,683
James V. Manning	16,000	55,000	172,183	243,183
A. R. Moossa, M.D.	—	37,500	172,183	209,683
Herman Sarkowsky	10,000	37,500	172,183	219,683
Joseph E. Smith	10,000	37,500	172,183	219,683
Stanley S. Trotman, Jr.	6,000	45,000	172,183	223,183

(1)	The amounts in Column (b) reflect fees to members of the following committees for service on those committees: (1) the Strategic Planning Committee of the WebMD Board ($6,000 for each of Dr. Adler and Messrs. Dimick, Keller, Manning and Trotman); and (2) the Special Committee Regarding the DOJ Investigation ($10,000 for each of Dr. Adler and Messrs. Manning, Sarkowsky and Smith and $8,125 for Mr. Brooke). See “Corporate Governance — Committees of the Board of Directors — Other Committees” above.

(2)	The Non-Employee Directors received shares of WebMD Common Stock, not subject to any vesting requirements and valued at the respective amounts reported in Column (c) above, in payment of their annual retainers for service on the WebMD Board and its standing committees. In 2010, the annual retainers were paid by WebMD in WebMD Common Stock to each director on October 22, 2010 (the day after the 2010 Annual Meeting of Stockholders). See “— Annual Fees” below. For each Non-Employee Director, the number of shares to be issued was determined by dividing the aggregate dollar amount of the fees payable to such Non-Employee Director by $50.57 (the closing price of WebMD Common Stock on the Nasdaq Global Select Market on October 22, 2010), with cash paid in lieu of issuing fractional shares. Based on that, the individual Non-Employee Directors received the following numbers of shares:

Number of
Name	Shares

Mark J. Adler, M.D.	790
Neil F. Dimick	1,087
Jerome C. Keller	741
James V. Manning	1,087
A.R. Moossa, M.D.	741
Herman Sarkowsky	741
Joseph E. Smith	741
Stanley S. Trotman, Jr.	889

(3)	The amounts reported in Column (d) and (e) above reflect the grant date fair value for the stock options awarded to the Non-Employee Directors by WebMD on January 1, 2010, computed in accordance with FASB ASC Topic 718. See Note 10 (Stock-Based Compensation) to the Consolidated Financial Statements included in this Annual Report for an explanation of the methodology and assumptions used in determining the fair value of stock option awards granted. The actual amounts, if any, ultimately realized by our Non-Employee Directors from these stock options will depend on the price of our Common Stock at the time they exercise vested stock options.

Under WebMD’s Amended and Restated 2005 Long-Term Incentive Plan (which we refer to as the 2005 Plan), each Non-Employee Director of WebMD automatically receives non-qualified options to purchase 13,200 shares of WebMD Common Stock on each January 1, with an exercise price equal to the closing price on the last trading date of the prior year. See “— Option Grants by WebMD” below for additional information. The following lists the total number of shares of WebMD Common Stock subject to outstanding unexercised option awards originally granted by WebMD that were held by our Non-Employee Directors and by Mr. Brooke as of December 31, 2010 and the weighted average exercise price of those options:

	Number of Shares Subject	Weighted Average
Name	to Outstanding Options_	Exercise Price_

Mark J. Adler, M.D.	79,200	$32.64
Paul A. Brooke	13,200	$38.49
Neil F. Dimick	92,400	$30.48
Jerome C. Keller	72,600	$32.96
James V. Manning	92,400	$30.48
A.R. Moossa, M.D.	66,000	$33.36
Herman Sarkowsky	13,200	$38.49
Joseph E. Smith	13,200	$38.49
Stanley S. Trotman, Jr.	72,600	$33.46

Under HLTH’s 2000 Long-Term Incentive Plan (which we refer to as the HLTH 2000 Plan), each Non-Employee Director of HLTH automatically received, on each January 1 prior to the Merger, non-qualified options to purchase 20,000 shares of HLTH Common Stock with an exercise price equal to the closing price on the last trading date of the prior year. See “— Option Grants by HLTH” below for additional information. The following lists the total number of shares of WebMD Common Stock subject to outstanding unexercised option awards originally granted by HLTH (and automatically converted to options to purchase WebMD Common Stock in the Merger) that were held by our Non-Employee Directors and by Mr. Brooke as of December 31, 2010 and the weighted average exercise price of those options:

	Number of Shares Subject	Weighted Average
Name	to Outstanding Options	Exercise Price

Mark J. Adler, M.D.	41,329	$35.07
Paul A. Brooke	97,768	$19.92
Neil F. Dimick	44,440	$24.38
James V. Manning	61,327	$26.14
Herman Sarkowsky	144,430	$27.98
Joseph E. Smith	100,434	$25.81

Annual Fees

Overview.  For each of the Non-Employee Directors, the amount set forth in Column (c) of the 2010 Director Compensation Table represents the sum of the value of shares issued to pay the following amounts, each of which is described below:

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

Service on Other Committees.  Our Non-Employee Directors may also receive additional fees for service on committees established by the Board for specific purposes. Those fees will generally be paid in cash on a quarterly basis for the period that the committee exists and may be set by the Board, the Compensation Committee or the committee itself. The fees paid in 2010 for service on these other Committees were as follows:

Type of Service	Fees Paid in 2010

Membership on the Strategic Planning Committee (Dr. Adler and Messrs. Dimick, Keller, Manning and Trotman)	$6,000
Membership on the Special Committee regarding the DOJ Investigation (Dr. Adler and Messrs. Manning, Sarkowsky and Smith, with Mr. Brooke receiving a pro rated amount of $8,125)	$10,000

The current quarterly payment for service on the Special Committee regarding the DOJ Investigation is $2,500, which was set by that committee. The current quarterly payment for service on the Strategic Planning Committee is $1,500, which was set by the Compensation Committee of the Board.

Option Grants by WebMD

Annual Stock Option Grants by WebMD.  On January 1 of each year, each Non-Employee Director receives a non-qualified option to purchase 13,200 shares of WebMD Common Stock pursuant to automatic annual grants of stock options under our 2005 Plan. The annual stock option awards are granted with a per-

share exercise price equal to the fair market value of a share of WebMD Common Stock on the grant date. For these purposes, and in accordance with the terms of the 2005 Plan and WebMD’s equity award grant practices, the fair market value is equal to the closing price of a share of WebMD Common Stock on the Nasdaq Global Select Market on the last trading day of the prior year. The vesting schedule for each automatic annual grant is as follows: 25% of the underlying shares on each of the first through fourth anniversaries of the date of grant (full vesting on the fourth anniversary of the date of the grant). Each of our Non-Employee Directors received automatic annual grants of options to purchase 13,200 shares of WebMD Common Stock on January 1, 2010 (with an exercise price of $38.49 per share) and January 1, 2011 (with an exercise price of $51.06 per share). The options granted to Non-Employee Directors do not include any dividend or dividend equivalent rights. Each such option will expire, to the extent not previously exercised, ten years after the date of grant or earlier if their service as a director ends (generally three years from the date such service ends).

Under the 2005 Plan, outstanding unvested options held by Non-Employee Directors vest and become fully exercisable: (a) upon the Non-Employee Director’s death or termination of service as a result of disability; and (b) upon a “Change of Control” of WebMD. Those options, and any others that had previously vested, will then continue to be exercisable or lapse in accordance with the other provisions of the 2005 Plan and the award agreement. For purposes of the 2005 Plan, a Change of Control generally includes (i) a change in the majority of the Board of Directors of WebMD without the consent of the incumbent directors, (ii) any person or entity becoming the beneficial owner of 50% or more of the voting shares of WebMD, (iii) consummation of a reorganization, merger or similar transaction as a result of which WebMD’s stockholders prior to the consummation of the transaction no longer represent 50% of the voting power; and (iv) consummation of a sale of all or substantially all of WebMD’s assets. The Merger did not constitute a Change of Control for purposes of the 2005 Plan.

Discretionary Grants by WebMD.  Our Non-Employee Directors may receive grants of stock options or WebMD Restricted Stock under the 2005 Plan at the discretion of the Compensation Committee of the Board. The last such discretionary grant was made on December 10, 2008, when each person who was a Non-Employee Director of WebMD at that time received a non-qualified option to purchase 13,200 shares of WebMD Common Stock. The grants had an exercise price of $23.61 per share and the same vesting schedule and other terms as described above with respect to the annual grants to Non-Employee Directors. There had been no prior discretionary grants since WebMD’s initial public offering in September 2005.

Option Grants by HLTH

Annual Stock Option Grants by HLTH.  On January 1 of each year prior to the Merger, each Non-Employee Director received a non-qualified option to purchase 20,000 shares of HLTH Common Stock pursuant to automatic annual grants of stock options under the HLTH 2000 Plan. These annual stock option awards were granted with a per-share exercise price equal to the fair market value of a share of HLTH Common Stock on the grant date. For these purposes, and in accordance with the terms of the 2000 Plan and HLTH’s equity award grant practices, the fair market value was equal to the closing price of a share of HLTH Common Stock on the Nasdaq Global Select Market on the last trading day of the prior year. The vesting schedule for each automatic annual grant is as follows: 1/4 of the grant on the first anniversary of the date of grant and 1/48 of the grant on a monthly basis over the next three years (full vesting on the fourth anniversary of the date of grant). The options granted to Non-Employee Directors under the HLTH 2000 Plan do not include any dividend or dividend equivalent rights. Each such option will expire, to the extent not previously exercised, ten years after the date of grant or earlier if their service as a director ends (generally, three years from the date such service ends).

Under the 2000 Plan, outstanding unvested options held by Non-Employee Directors vest and become fully exercisable: (a) upon the Non-Employee Director’s death or termination of service as a result of disability; and (b) upon a “Change of Control” of WebMD. Those options, and any others that had previously vested, will then continue to be exercisable or lapse in accordance with the other provisions of the 2000 Plan and the award agreement. For purposes of the 2000 Plan, a “Change of Control” generally includes (i) a change in the majority of the Board of Directors of WebMD without the consent of the incumbent directors, (ii) any person or entity becoming the beneficial owner of 25% or more of the voting shares of WebMD and the Compensation Committee determining that such transaction constitutes a change of control, taking into consideration all relevant facts, (iii) consummation of a reorganization, merger or similar transaction as a result of which WebMD’s stockholders prior to the consummation of the transaction no longer represent 50% of the voting power and (iv) consummation of a sale of all or substantially all of WebMD’s assets. The Merger did not constitute a Change of Control for purposes of the 2000 Plan.

Discretionary Grants by HLTH.  HLTH’s Non-Employee Directors received grants, from time to time prior to the Merger, of stock options under the HLTH 2000 Plan at the discretion of the Compensation Committee of the HLTH Board. The last such discretionary grant was made on December 10, 2008, when each person who was a Non-Employee Director of HLTH at that time received a non-qualified option to purchase 20,000 shares of HLTH Common Stock. The grants had an exercise price of $9.46 per share and the same vesting schedule and other terms as described above with respect to the annual grants by HLTH to Non-Employee Directors. In the Merger, these were converted into options to purchase 8,888 shares of WebMD Common Stock at an exercise price of $21.29 per share.

Item 11.	Executive Compensation

Overview

This section of our Annual Report contains information regarding our compensation programs and policies and, in particular, their application to a specific group of individuals that we refer to as our Named Executive Officers. Under applicable SEC rules, our Named Executive Officers for this Annual Report consist of our Chief Executive Officer, our Chief Financial Officer and the three other executive officers of WebMD who received the most compensation for 2010. This section is organized as follows:

•	2010 Report of the Compensation Committee. This section contains a report of the Compensation Committee of our Board of Directors regarding the “Compensation Discussion and Analysis” section described below. The material in the 2010 Report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that WebMD specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

•	Compensation Committee Interlocks and Insider Participation. This section contains information regarding certain types of relationships involving our Compensation Committee members.

•	Compensation Discussion and Analysis. This section contains a description of the specific types of compensation we pay, a discussion of our compensation policies, information regarding how those policies were applied to the compensation of our Named Executive Officers for 2010 and other information that we believe may be useful to investors regarding compensation of our Named Executive Officers and other employees.

•	Executive Compensation Tables. This section provides information, in tabular formats specified in applicable SEC rules, regarding the amounts or value of various types of compensation paid to our Named Executive Officers and related information.

•	Potential Payments and Other Benefits Upon Termination or Change of Control. This section provides information regarding amounts that could become payable to our Named Executive Officers following specified events.

•	Employment Agreements with Named Executive Officers. This section contains summaries of the employment agreements between our Named Executive Officers and WebMD or its subsidiaries. We refer to these summaries in various other places in this Executive Compensation section.

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

2010 Report of the Compensation Committee

The Compensation Committee of our Board of Directors provides oversight of WebMD’s compensation programs and makes specific decisions regarding compensation of the Named Executive Officers and WebMD’s other executive officers. Set out below is the Compensation Discussion and Analysis section of this Annual Report. That section contains a discussion of WebMD’s executive compensation programs and policies and their application by the Compensation Committee in 2010 to the Named Executive Officers. The members of the Compensation Committee have reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis. Based upon this review and our discussions, these Compensation

Committee members have recommended to our Board of Directors that the Compensation Discussion and Analysis section be included in this Annual Report on Form 10-K.

Mark J. Adler, M.D. (Chairperson)
Herman Sarkowsky
Joseph E. Smith

Compensation Committee Interlocks and Insider Participation

Dr. Adler and Messrs. Sarkowsky and Smith were the members of the Compensation Committee for all of 2010. None of these individuals is a current or former executive officer or employee of WebMD or had any relationships in 2010 requiring disclosure by WebMD under the SEC’s rules requiring disclosure of certain relationships and related-party transactions.

None of WebMD’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the WebMD Compensation Committee during 2010.

Compensation Discussion and Analysis

This section contains a description of the specific types of compensation we pay, a discussion of our compensation policies, information regarding how the compensation of our Named Executive Officers for 2010 was determined under those policies and other information that we believe may be useful to investors regarding compensation of our Named Executive Officers and other employees.

Overview of Types of Compensation Used by WebMD.  The compensation of our Named Executive Officers and our other executive officers consists primarily of the following:

•	cash salary;

•	an annual cash bonus, the amount of which was determined by the Compensation Committee in its discretion;

•	Supplemental Bonus Plan contributions (which are cash amounts contributed to a trust, which distributes such amounts, with interest earned, the following year if the executive officer remains employed through a specified date), the amount of which was determined by the Compensation Committee in its discretion;

•	special bonuses to provide recognition for specific accomplishments or at the time of a promotion, if determined by the Compensation Committee to be appropriate and in amounts determined by the Compensation Committee in its discretion;

•	grants of options to purchase shares of WebMD Common Stock, subject to vesting based on continued employment, with an exercise price that is equal to the fair market value of WebMD Common Stock on the grant date; and

•	grants of shares of WebMD Restricted Stock, subject to vesting based on continued employment.

A discussion of each of the above types of compensation used in 2010 follows under the heading “— Use of Specific Types of Compensation in 2010.” Each of the above types of compensation was used for 2010 for our executive officers, except that there were no special bonuses for 2010 for any of our executive officers. The compensation of our other employees generally consists of the same types of compensation, with the specific types and amounts determined by our Chief Executive Officer and other members of our senior management, in light of the policies described under “— Discussion of Compensation Policies” below. In addition, some employees are compensated partially based on commissions or similar arrangements not used at the senior management level.

In determining the forms of compensation to be used by WebMD, the Compensation Committee considers various factors, including the effectiveness of the incentives provided, tax and accounting considerations, the compensation practices of other companies and the expectations of our employees and our investors. In addition, the Compensation Committee believes that it is important that compensation be understood by the employees who receive it and by our company’s investors. The Compensation Committee believes that our compensation programs, including the types of stock options and restricted stock that we use, are effective forms of compensation and well understood. Taken as a whole, our compensation programs are intended to provide incentives to employees, at various levels of seniority and responsibility, to work to achieve revenue and earnings growth for WebMD in both the short-term and the long-term. See “— Discussion of Compensation Policies” below for additional discussion of the goals of our compensation programs. The Compensation Committee believes that, in light of the specific forms of compensation that WebMD uses and the specific businesses in which WebMD is engaged, our compensation programs and practices are unlikely to cause our employees to take unnecessary or excessive risks to achieve that growth and that WebMD’s internal controls and compliance programs provide reasonable mitigation for the risks inherent in providing incentives for such growth. In addition, as described more fully below, the Compensation Committee has not tied the bonuses of executive officers to specific financial targets or other quantitative goals set in advance and, instead, awards executive officer bonuses based on its subjective assessment of the performance of WebMD and of individual executive officers. The Compensation Committee believes this is an appropriate way to mitigate the inherent risk that, in providing incentives for growth, efforts to achieve short-term growth will inappropriately take precedence over the efforts and investments required to achieve long-term growth.

We have not offered any deferred compensation plans to our executive officers or to our other employees. We have also not offered any retirement plans to our executive officers other than 401(k) plans that are generally available to our employees. We refer to the WebMD 401(k) Savings Plan, the current 401(k) Plan of WebMD, as the “401(k) Plan.” Subject to the terms of the 401(k) Plan, WebMD matches, in cash, 25% of amounts contributed to that Plan by each Plan participant, up to 6% of eligible pay. The matching contribution made by WebMD is subject to vesting, based on continued employment, with 50% scheduled to vest on each of the first and second anniversaries of an employee’s date of hire (with employees vesting immediately in any matching contribution made after the second anniversary). For 2010, WebMD made an additional discretionary matching contribution in March 2011 of 25 cents for every dollar contributed by participants (up to 6% of eligible pay). Mr. Gattinella, Ms. Forte, Dr. Pence and Dr. Zatz are the Named Executive Officers who chose to participate in the 401(k) Plan in 2010.

Discussion of Compensation Policies.  The Compensation Committee’s guiding philosophy is to establish a compensation program that is:

•	Competitive with the market in order to help attract, motivate and retain highly qualified managers and executives. We seek to attract and retain talent by offering competitive base salaries, annual incentive opportunities, and the potential for long-term rewards through equity-based awards, such as stock options and restricted stock. We have, in the past, granted and may continue to grant equity-based awards to a large portion of our employees, not just our executives. Those awards have been primarily in the form of non-qualified options to purchase WebMD Common Stock.

•	Performance-based to link executive pay to company performance over the short term and long term and to facilitate shareholder value creation. It is WebMD’s practice to provide compensation opportunities in addition to base salary that are linked to our company’s performance and the individual’s performance. Achievement of short-term goals is rewarded through annual cash bonuses, while achievement of long-term objectives is encouraged through nonqualified stock option grants and restricted stock awards that are subject to vesting over periods generally ranging from three to four years. Through annual and long-term incentives, a major portion of the total potential compensation of WebMD’s executive officers (and other members of senior management) is placed at risk in order to motivate them to improve the performance of our businesses and to increase the value of our company. In addition, WebMD has made equity-based grants to virtually all of its full-time employees for at least a portion of their compensation. The equity compensation is offered in lieu of higher cash compensation in order to align the interests of our employees with the long-term interests of our stockholders.

•	Designed to foster a long-term commitment by management. The Compensation Committee believes that there is great value to our company in having a team of long-tenured, seasoned executives and managers. Our compensation practices are designed to foster a long-term commitment to WebMD by our management team. The vesting schedules attributable to equity grants are typically three to four years.

The Compensation Committee has not retained outside consultants to assist it in implementing these policies or making specific decisions relating to executive compensation. The Compensation Committee does, from time to time, review general information regarding the compensation practices of other companies, including some that are likely to compete with WebMD for the services of our executives and employees and that information is a factor used by the Committee in its decisions and in its general oversight of compensation practices at WebMD. However, the Compensation Committee does not use that information to generate specific compensation amounts or targets and does not seek to create an objective standard for WebMD compensation based on what other companies have done. Instead, in each compensation decision, the Committee exercises its business judgment regarding the appropriateness of types and amounts of compensation in light of the value to WebMD of specific individuals. With respect to 2010 compensation, the Compensation Committee took into account recommendations made by Martin J. Wygod, Chairman of the Board, and Wayne T. Gattinella, Chief Executive Officer, with respect to determinations of the types and amounts of compensation to be paid to the other executive officers and also discussed with Messrs. Wygod and Gattinella the types and amounts such individuals believed would be appropriate to pay each of them in light of the amounts being recommended for, and paid to, the other WebMD executive officers. The key compensation decisions for 2010 for which Messrs. Wygod and Gattinella provided input to the Compensation Committee relating to WebMD’s executive officers were:

•	the amounts of the annual bonuses for 2010 and the amounts contributed to the Supplemental Bonus Plan that were approved by the Compensation Committee in February 2011, as more fully described under “— Use of Specific Types of Compensation in 2010 — Annual Bonuses” and “— Use of Specific Types of Compensation in 2010 — Supplemental Bonus Plan (SBP) Awards” below; and

•	the size and terms of the equity grants that were approved by the Compensation Committee in June 2010, as more fully described below under “— Use of Specific Types of Compensation in 2010 — Equity Compensation — 2010 — Grants to Certain Members of Senior Management” below.

In connection with the above, Messrs. Wygod and Gattinella provided their views to the Compensation Committee regarding key accomplishments of the executive management team for 2010 and the contributions made by individual executive officers to those accomplishments, and other background information relevant to the performance of the individual executive officers, as described under “— Application of Compensation Policies to Individual Named Executive Officers” below. In addition, Messrs. Wygod and Gattinella have discussions, from time to time, with the Compensation Committee and the full Board of Directors regarding compensation policies generally, compensation planning and other compensation matters unrelated to specific compensation decisions and give their views on these matters to the members of the Compensation Committee and the full Board. The Compensation Committee seeks the input from Messrs. Wygod and Gattinella described above because they believe that understanding management’s views regarding its own performance helps the Compensation Committees apply the compensation policies discussed earlier in this section to specific compensation decisions. However, all the decisions regarding the compensation paid to executive officers of WebMD for 2010 were made by the Compensation Committee.

WebMD’s senior management generally applies a similar philosophy and similar policies to determine the compensation of officers and managers who are not executive officers and reports to the Compensation Committee regarding these matters.

Use of Specific Types of Compensation in 2010

Base Salary.  The Compensation Committee reviews the base salaries of our executive officers from time to time, but expects to make few changes in those salaries except upon a change in position. In 2010, no changes were made to the salaries of our Named Executive Officers. In general, it is the Compensation

Committee’s view that increases in the cash compensation of our executive officers should be performance-based and achieved through the bonus-setting process, rather than through an increase in base salary. However, the Compensation Committee considers various factors when it contemplates an adjustment to base salary, including: company performance, the executive’s individual performance, scope of responsibility and changes in that scope (including as a result of promotions), tenure, prior experience and market practice. WebMD’s senior management considers similar factors in determining whether to make adjustments to salaries of other employees, and such changes are made more frequently.

Annual Bonuses.  WebMD’s executive officers have the opportunity to earn annual cash bonuses. However, WebMD’s Named Executive Officers (and its other executive officers) do not participate in a formal annual bonus plan and the Compensation Committee did not set quantitative performance targets, in advance, for use in determining bonus amounts for executive officers for 2010. After the end of 2010, the Compensation Committee determined annual cash bonus amounts to be paid by WebMD to its executive officers based on its subjective assessment of the performance of WebMD in 2010, taking into consideration its views regarding the extent to which financial and operational goals discussed by management and the Board at various times during 2010 were achieved. The Compensation Committee believes that, for WebMD at this time, a flexible annual bonus process is a more appropriate one for motivating WebMD’s executive officers than setting quantitative targets in advance because it allows the Compensation Committee to consider, in its bonus determinations:

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

While the Compensation Committee does not set quantitative performance targets in advance, it does set individual target bonus opportunities, as a percentage of base salary, for Named Executive Officers. In some cases, these percentages are reflected in the employment agreement for the Named Executive Officer approved by the Compensation Committee. The higher the target percentage of an individual’s salary that the annual bonus opportunity represents, the greater the percentage of total annual cash compensation that is not guaranteed for that individual. Generally, the target percentage (and therefore the percentage of annual compensation that is not guaranteed) increases with the level and scope of responsibility of the executive, as does salary. The target annual bonus opportunities, for 2010, for the Named Executive Officers (other than Mr.Wygod, for whom no such target was set because his base salary is intended to be a relatively small part of his compensation) are set forth in the following table:

				Target
				Annual
			Target	Bonus
			Annual	Amount as
Named		Annual	Bonus	a Percent
Executive Officer	Title	Salary	Opportunity	of Salary

Wayne T. Gattinella	Chief Executive Officer and President	$560,000	$560,000	100%
Anthony Vuolo	Chief Operating Officer and Chief Financial Officer	$450,000	$450,000	100%
William Pence	Executive Vice President and Chief Technology Officer	$375,000	$131,300	35%
Steven Zatz, M.D.	Executive Vice President — Professional Services	$375,000	$131,300	35%

However, the Compensation Committee retained discretion in 2010 regarding the actual annual bonus amounts to be paid to these Named Executive Officers, which could be less than, equal to or more than the target bonus opportunity. The following table lists, for these Named Executive Officers, the sum of the annual cash bonuses and the awards (which we refer to as SBP Awards) under our Supplemental Bonus Plan (which we refer to as the SBP and which is described below), and the percentage this sum represented of the target annual bonus opportunity:

		Sum of 2010 Annual		Sum of 2009 Annual
Named		Bonus and SBP Award		Bonus and SBP Award
Executive Officer	Title	Amount	% of Target	Amount	% of Target

Wayne T. Gattinella	Chief Executive Officer and President	$400,000	71%	$400,000	71%
Anthony Vuolo	Chief Operating Officer and Chief Financial Officer	$375,000	83%	$315,000	70%
William Pence	Executive Vice President and Chief Technology Officer	$150,000	114%	$125,000	95%
Steven Zatz, M.D.	Executive Vice President — Professional Services	$125,000	95%	$125,000	95%

For each of 2010 and 2009, there were two separate bonus amounts for each of the above Named Executive Officers, a cash bonus and an SBP Award, in the following amounts:

Named		2010 Amounts		2009 Amounts
Executive Officer	Title	Cash Bonus	SBP Award	Cash Bonus	SBP Award

Wayne T. Gattinella	Chief Executive Officer and President	$268,000	$132,000	$268,000	$132,000
Anthony Vuolo	Chief Operating Officer and Chief Financial Officer	$251,250	$123,750	$211,050	$103,950
William Pence	Executive Vice President and Chief Technology Officer	$100,500	$49,500	$83,750	$41,250
Steven Zatz, M.D.	Executive Vice President — Professional Services	$83,750	$41,250	$83,750	$41,250

For 2010, the Compensation Committee considered WebMD’s financial and operational performance in setting annual bonuses for its executive officers, including the above Named Executive Officers. However, the Compensation Committee did not attempt to tie the amounts of the 2010 annual bonuses for these executive officers to any specific measures and, instead, based its bonus determinations on its subjective view of our company’s results and management’s accomplishments. The Compensation Committee viewed the financial and operational performance of WebMD’s public portals (with advertising and sponsorship revenue increasing 28% over 2009 in an environment that was challenging for media companies, including online media companies) and the financial and operational performance of its private portals in 2010 to be adequate in light of general economic conditions affecting its clients and potential clients. Based on those views, the Compensation Committee determined to maintain bonus levels at approximately the same levels as in 2009 (performance for which year it had evaluated similarly to 2010) and set the combined amounts for 2010 for annual bonuses and SBP awards of the above Named Executive Officers at levels generally consistent with 2009, with moderate increases for Mr. Vuolo and Dr. Pence for the reasons discussed below. The Compensation Committee also decided to maintain, in 2010, the same percentage (33%) of total bonus that went to the SBP Award in 2009 for executive officers. The 2010 amounts for Mr. Vuolo were increased to reflect his serving for all of 2010 as both Chief Operating Officer and Chief Financial Officer of WebMD, while in 2009 he served as Chief Financial Officer only for the last two months of the year. The amounts for Dr. Pence were increased (and reflect an amount above his target bonus) to recognize his contributions to key technology initiatives during 2010, including contributions to WebMD’s mobile initiatives.

For 2010, Mr. Wygod received an annual bonus of $1,172,500 from WebMD, determined by the WebMD Compensation Committee in its discretion. In addition, the Compensation Committee approved an SBP Award of $577,500 with respect to Mr. Wygod. Mr. Wygod’s bonus and SBP Award were intended to recognize his role in WebMD’s strategic initiatives in 2010 and his leadership with respect to significant transactions during 2010, including the sale of WebMD’s holdings of auction rate securities, the two self-tender offers made by WebMD for its Common Stock during 2010, and the retiring of two series of convertible notes through repurchases and conversions in connection with redemptions. For more information regarding these transactions, see Notes 5, 12 and 14 to the Consolidated Financial Statements included in this Annual Report. With respect to these transactions, Mr. Wygod led the WebMD management team, including in analysis of alternatives and the making of recommendations to the Board. For 2009, Mr. Wygod had received an annual bonus of $335,000 and an SBP Award of $165,000 in recognition of his contributions as a member of WebMD’s management, and a special bonus of $900,000, paid in November 2009, in recognition of his contributions to the completion of HLTH’s divestiture of Porex, including his leadership in identifying and negotiating with potential purchasers.

Supplemental Bonus Plan (SBP) Awards.  SBP Awards are cash amounts contributed by WebMD for the Named Executive Officers (and other WebMD employees) to a trust (the Supplemental Bonus Trust), which distributes such amounts, with actual interest earned, the following year if the employee remains employed through a specified date), as more fully described below:

•	2010 SBP Awards. In February 2011, the Compensation Committee approved the contribution, made in March 2011, to the Supplemental Bonus Trust of SBP Awards for 2010 (which we refer to as the 2010 SBP Awards), including: a $132,000 contribution for Mr. Gattinella; a $123,750 contribution for Mr. Vuolo; a $49,500 contribution for Dr. Pence; a $577,500 contribution for Mr. Wygod; and a $41,250 contribution for Dr. Zatz. In order to receive the applicable payment from the Supplemental Bonus Trust for the 2010 SBP Awards, each SBP participant is required to be employed by WebMD on March 1, 2012 (subject to limited exceptions for death, disability, or certain terminations of employment in connection with a sale of a subsidiary or division or, in the discretion of the governing committee, certain other reductions in force or position eliminations). The Supplemental Bonus Trust will distribute the 2010 SBP Awards, together with actual net interest earned on the respective amounts, to SBP participants as promptly as practicable following March 1, 2012 (but in no event later than 2 1/2 months following such date).

•	2009 SBP Awards. In March 2010, the Compensation Committee of the WebMD Board approved the contribution, made in March 2010, to the Supplemental Bonus Trust of SBP Awards for 2009 (which we refer to as the 2009 SBP Awards), including: a $132,000 contribution for Mr. Gattinella; a $103,950 contribution for Mr. Vuolo; a $41,250 contribution for Dr. Pence; a $165,000 contribution for Mr. Wygod; and a $41,250 contribution for Dr. Zatz. In order to receive the applicable payment from the Supplemental Bonus Trust for the 2009 SBP Awards, each SBP participant was required to be employed by WebMD on March 1, 2011 (subject to the limited exceptions described above). In March 2011, the Supplemental Bonus Trust distributed the 2009 SBP Awards, together with actual net interest earned on the respective amounts, to SBP participants and, at that time: Mr. Gattinella received $132,013; Mr. Vuolo received $103,960; Dr. Pence received $41,254; Mr. Wygod received $165,016; and Dr. Zatz received $41,254.

•	2008 SBP Awards. In February 2009, the Compensation Committee of the WebMD Board approved the contribution, made in March 2009, to the Supplemental Bonus Trust of SBP Awards for certain WebMD officers and employees for 2008 (which we refer to as the 2008 SBP Awards), including: a $135,000 contribution for Mr. Gattinella; a $125,000 contribution for Mr. Vuolo; a $55,000 contribution for Dr. Pence; and a $45,000 contribution for Dr. Zatz. Mr. Wygod did not receive a 2008 SBP Award. In order to receive the applicable payment from the Supplemental Bonus Trust for the 2008 SBP Awards, each SBP participant was required to be employed by WebMD on March 1, 2010 (subject to the limited exceptions described above). In March 2010, the Supplemental Bonus Trust distributed the 2008 SBP Awards, together with actual net interest earned on the respective amounts, to SBP participants and, at that time: Mr. Gattinella received $135,099; Mr. Vuolo received $125,091; Dr. Pence received $55,040; and Dr. Zatz received $45,033.

•	2007 SBP Awards. In March 2008, the WebMD Compensation Committee approved the contribution, made in March 2008, to the Supplemental Bonus Trust of SBP Awards for 2007 (which we refer to as the 2007 SBP Awards) for certain WebMD officers and employees, including: a $135,000 contribution for Mr. Gattinella; a $125,000 contribution for Mr. Vuolo; and a $45,000 contribution for Dr. Zatz. Dr. Pence and Mr. Wygod did not receive 2007 SBP Awards. In order to receive the applicable payment from the Supplemental Bonus Trust for the 2007 SBP Awards, each SBP participant was required to be employed by WebMD on March 1, 2009 (subject to the limited exceptions described above). In March 2009, the Supplemental Bonus Trust distributed the 2007 SBP Awards, together with actual net interest earned on the respective amounts, to SBP participants and, at that time: Mr. Gattinella received $136,869; Mr. Vuolo received $126,730; and Dr. Zatz received $45,623.

Any contributions to the Supplemental Bonus Trust that are forfeited for failure to meet the employment condition by an SBP participant are shared by the remaining SBP participants for that year, except that SBP participants who are executive officers of WebMD are not eligible to receive any portion of such forfeitures. The SBP is intended to provide additional retention incentives for executive officers and other employees of WebMD who receive a significant portion of their compensation as an annual cash bonus.

Equity Compensation.  We use two types of long-term incentives: non-qualified stock options and restricted stock. Stock options are granted with an exercise price that is equal to the fair market value of WebMD Common Stock on the grant date. Thus, participants in our equity plans (including the Named Executive Officers) will only realize value on their stock options if the price of WebMD Common Stock increases after the grant date. The Compensation Committee believes that equity compensation, subject to vesting periods of three to four years (and, in the case of options, having a ten-year term), encourages employees to focus on the long-term performance of our company. The amount that employees receive from equity awards increases when the price of WebMD Common Stock increases, which rewards employees for increasing shareholder value. The vesting schedules applicable to these equity awards are intended to further promote retention of employees during the vesting period.

The Compensation Committee does not make equity grants to our executive officers on an annual or other pre-determined basis. In determining whether and when to make equity grants, the Compensation Committee considers the history of prior grants made to individual executive officers, their vesting status and the amounts that have been or may be realized by those individuals from those grants. In addition, the Compensation Committee considers factors similar to those it considers in its decisions relating to cash compensation, as described above, including factors relating to individual and company performance. Finally, the Compensation Committee typically makes larger grants to the executive officers it believes have the greatest potential to affect the value of our company and improve results for stockholders. Similar considerations apply to grants made to other officers and employees. The HLTH Compensation Committee took a similar approach with respect to equity grants to HLTH’s executive officers and a similar approach was taken with respect to grants made to other HLTH officers and employees. The following provides background information regarding the year-to-year variations in our equity compensation for 2008, 2009 and 2010:

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

after the last vesting of the grants made in connection with our initial public offering. HLTH had not made any grants to its executive officers since the fourth quarter of 2006 (with no grant being made to Mr. Gattinella at that time). In making grants of HLTH equity in December 2008, the HLTH Compensation Committee took into consideration the fact that the option grants made in 2006 were out-of-the-money in December 2008, with an exercise price of $11.86. The grants made in December 2008 had an exercise price of $9.46 (the closing price on December 10, 2008, the date of grant), other than the grant to Mr. Wygod, which had an exercise price of $8.49 (the closing price on December 1, 2008, the date of grant). Similarly, in making grants of WebMD equity to Dr. Pence in December 2008, the WebMD Compensation Committee took into consideration the fact that the option grants made to Dr. Pence when he joined WebMD in November 2007 were out-of-the-money, with an exercise price of $45.23. The grants made by WebMD in December 2008 had an exercise price of $23.61.

•	2009 — Grants Based on Specific Events. WebMD made two grants of equity to Named Executive Officers in 2009: (1) a grant of 44,000 shares of WebMD Restricted Stock to Mr. Vuolo in connection with his taking on the additional position of Chief Financial Officer in November 2009 and (2) a grant of 110,000 shares of WebMD Restricted Stock to Mr. Wygod at the time of the reduction of his salary from $975,000 per year to $120,000 per year in connection with the completion of the Merger. HLTH did not make any grants of equity to our Named Executive Officers in 2009.

•	2010 — Grants to Certain Members of Senior Management. WebMD made grants to each of the Named Executive Officers on June 28, 2010, as described under “— Executive Compensation Tables — Grants of Plan-Based Awards in 2010” below. In addition, the two other executive officers and approximately 15 other members of senior management received grants on June 28, 2010, with the same exercise price for options to purchase WebMD Common Stock ($46.81 per share) and the same vesting schedule for options and shares of WebMD Restricted Stock (25% on each of the first four anniversaries of the date of grant) as the grants made to the Named Executive Officers. The total number of shares of WebMD Restricted Stock granted on June 28, 2010 was 232,000. The total number of options to purchase shares of WebMD Common Stock granted on June 28, 2010 was 960,000. The June 28, 2010 grants were intended to provide additional compensation designed to motivate and retain executive officers and other employees believed to be important to the future growth of WebMD.

Application of Compensation Policies to Individual Named Executive Officers.  Differences in compensation among our Named Executive Officers result from a number of factors and may vary from year to year. The key factors that may create differences in compensation are differences in: (a) the level of responsibility of the individual Named Executive Officers and (b) our need to motivate and retain specific individuals at specific points in time. In general, larger equity grants are made to our most senior executive officers because they have the greatest potential to affect the value of our company and to improve results for stockholders. Similarly, a greater portion of their total cash compensation is likely to come from their annual bonus since they generally have a higher target annual bonus as a percentage of annual salary. While determinations relating to whether the annual bonuses for our Named Executive Officers will be at, above or below such targets are based primarily on the Compensation Committee’s subjective evaluation of the performance of our company as a whole, the Compensation Committee also takes into consideration its subjective evaluation of the performance of individual Named Executive Officers.

In 2010, no changes were made to the salaries of our Named Executive Officers. Differences in the application of compensation policies to individual Named Executive Officers for 2010 related primarily to: (a) their bonuses, for which the considerations relating to the differences in those amounts were described under “ — Annual Bonuses” above; and (b) grants of equity made in June 2010 described under “ — Equity Compensation — 2010 — Grants to Certain Members of Senior Management” above, the differences in which primarily related to the overall scope of the responsibilities of the individual Named Executive Officers. Additional considerations relating to Mr. Wygod’s compensation are discussed under “— Annual Bonuses” above.

Benefits and Perquisites.  Our executive officers are generally eligible to participate in our benefit plans on the same basis as our other employees (including matching contributions to the 401(k) Plan and company-paid group term life insurance). For the past several years, we have maintained a sliding scale for the cost of employee premiums for our health plan, under which employees with higher salaries pay a higher amount. The limited perquisites (or “perks”) received by our Named Executive Officers in 2010 are described in the footnotes to the Summary Compensation Table. In addition, our executive officers (as part of a larger group of employees generally having a title of “Vice President” or higher or a salary of $180,000 or more) receive company-paid supplemental disability insurance, the cost of which is listed in those footnotes.

Compensation Following Termination of Employment or a Change of Control

Overview.  WebMD does not offer any deferred compensation plans to our executive officers or other employees and does not offer any retirement plans to our executive officers, other than a 401(k) plan generally available to our other employees. Accordingly, the payment and benefit levels for WebMD’s Named Executive Officers applicable upon a termination or a change of control result primarily from provisions in the employment agreements between WebMD and the individual Named Executive Officers. However, unlike annual or special bonuses or the amounts of equity grants (which the Compensation Committee generally determines in its discretion at the time of payment or grant), the terms of employment agreements are the result of negotiations between WebMD and those individuals, which generally occur at the time the individual joins WebMD or in connection with a promotion to a more senior position with WebMD (subject to the approval of the Compensation Committee in the case of executive officer employment agreements). The Compensation Committees of WebMD and HLTH have, in the past, usually been willing to include similar provisions relating to potential terminations and changes in control in connection with the renewal of or extensions to an employment agreement with an existing executive officer as those in the existing employment agreement with that executive officer. The employment agreements with our Named Executive Officers are described under the heading “Employment Agreements with Named Executive Officers” below and summaries of the types of provisions relating to post-termination compensation contained in those agreements are included in this section under the headings “— Employment Agreement Provisions Regarding Termination Benefits” and “— Employment Agreement Provisions Regarding Change in Control Benefits” below.

In determining whether to approve executive officer employment agreements (or amendments of or extensions to those agreements), the Compensation Committee considers our need for the services of the specific individual and the alternatives available to us, as well as potential alternative employment opportunities available to the individual from other companies. In considering whether to approve employment agreement terms that may result in potential payments and other benefits for executives that could become payable following a termination or change of control, the Compensation Committee considers both the costs that could potentially be incurred by our company, as well as the potential benefits to our company, including benefits to our company from post-termination confidentiality, non-solicit and non-compete obligations imposed on the executive and provisions relating to post-termination services that may be required of certain Named Executive Officers. In the case of potential payments and other benefits that could potentially become payable following a change of control, the Compensation Committee considers whether those provisions would provide appropriate benefit to an acquiror, in light of the cost the acquiror would incur, as well as benefits to our company during the period an acquisition is pending. HLTH had similar policies and practices prior to the Merger.

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

The amount and nature of these benefits vary by individual, with the most senior of the Named Executive Officers typically receiving more of these benefits and receiving them for a longer period. These benefits also vary depending on the reason for the termination. See “Employment Agreements with Named Executive Officers” below for a description of the specific provisions that apply to specific Named Executive Officers and “Potential Payments and Other Benefits Upon Termination of Employment or Change of Control” below for a sample calculation, based on applicable SEC rules, of the amounts that would have been payable if termination for specified reasons had occurred as of December 31, 2010. No such post-termination benefits apply if a Named Executive Officer is terminated for cause. The Compensation Committee believes that the protections provided to executive officers by the types of employment agreement provisions described above are appropriate for the attraction and retention of qualified and talented executives and consistent with good corporate governance.

Employment Agreement Provisions Regarding Change in Control Benefits.  The Compensation Committee believes that executives should generally not be entitled to severance benefits solely as a result of the occurrence of a change of control, but that it is appropriate to provide for such benefits if a change of control is followed by a termination of employment or other appropriate triggering event. See “— Employment Agreement Provisions Regarding Termination Benefits” above. However, as more fully described below under “Employment Agreements with the Named Executive Officers” and “Potential Payments and Other Benefits Upon Termination of Employment or Change of Control” below, the Compensation Committee has approved the following exceptions:

•	In the case of Mr. Gattinella, so long as he remains employed for one year following a change of control of WebMD, his options to purchase WebMD Common Stock granted in December 2008 and June 2010 would continue to vest until the second anniversary of the change of control, even if he resigns from the employ of WebMD prior to such vesting date. In addition, that portion of the grants of WebMD Restricted Stock made in December 2008 and June 2010 that would have vested through the second anniversary of the change of control would become vested on the date of his resignation. In the event that, following a change of control, Mr. Gattinella is terminated by WebMD without cause or he resigns for good reason, the options and restricted stock will be treated in the same manner described above.

•	With respect to Mr. Vuolo, he would be able to resign following a change of control, (a) after the completion of a six month transition period with the successor, and receive the same benefits that he would be entitled to upon a termination without cause following the change of control (as set forth in the tables below and the description of his employment agreement that follows) or (b) in the case of the December 2008 stock option and restricted stock grants from WebMD and HLTH, the November 2009 WebMD Restricted Stock grant and the June 2010 grants of WebMD Restricted Stock and options to purchase WebMD Common Stock, after the completion of a one year transition period, in which event (i) the options would continue to vest until the second anniversary of the change of control, (ii) that portion of the WebMD Restricted Stock granted in December 2008 and June 2010 that would have vested through the second anniversary of the change of control would become vested on the date of his resignation and (iii) that portion of the WebMD Restricted Stock granted in November 2009 that remains unvested will vest on the date of resignation. In the event that, following a change of control, Mr. Vuolo is terminated by WebMD without cause or he resigns for good reason, the options and restricted stock will be treated in the same manner described above.

•	With respect to Mr. Wygod, the vesting of all WebMD Restricted Stock and all options to purchase WebMD Common Stock outstanding at the time of a change of control will accelerate on the date of the change of control. If Mr. Wygod’s employment terminates for any reason (other than cause) thereafter the options will remain outstanding through the remainder of their term.

In the negotiations with those Named Executive Officers regarding their employment agreements, the WebMD Compensation Committee or the HLTH Compensation Committee (which was authorized to make compensation determinations with respect to WebMD executive officers prior to WebMD’s initial public offering and was authorized to make compensation determinations with respect to compensation granted by

HLTH to executive officers of HLTH and WebMD) recognized that, for those individuals, a change of control is likely to result in a fundamental change in the nature of their responsibilities. Accordingly, under their employment agreements, the applicable Compensation Committee approved the specific Named Executive Officers having, following a change of control, the rights described above. The Compensation Committees believed that the rights provided were likely to be viewed as appropriate by a potential acquiror in the case of those specific individuals. In addition, the Compensation Committees sought to balance the rights given to the Named Executive Officers with certain requirements to provide transitional services in types and amounts likely to be viewed as reasonable by a potential acquiror.

If the benefits payable to either Mr. Wygod or Mr. Vuolo in connection with a change in control would be subject to the excise tax imposed under Section 280G of the Internal Revenue Code of 1986 (“Section 280G”), WebMD has agreed to make an additional payment to him so that the net amount of such payment (after taxes) that he receives is sufficient to pay the excise tax due.

Application in 2010.  In connection with the June 2010 grants of WebMD Restricted Stock and options to purchase WebMD Common Stock made to Messrs. Gattinella, Wygod and Vuolo, the Compensation Committee exercised discretion in 2010 relating to change of control benefits and post-termination compensation in the following manner:

•	In making the grants to Mr. Wygod, the Compensation Committee determined that it was appropriate for the existing provisions of Mr. Wygod’s employment agreement regarding equity compensation (as described above) to apply to those grants.

•	In making the grants to Messrs. Gattinella and Vuolo, the Compensation Committee determined that it was appropriate to treat the June 2010 grants in the same manner as the grants made in December 2008 (as described above).

Deductibility of Compensation.  Section 162(m) of the Internal Revenue Code generally limits the ability of a publicly held corporation to deduct compensation in excess of $1 million per year paid to certain executive officers. It is the policy of the Compensation Committee to structure, where practicable, compensation paid to its executive officers so that it will be deductible under Section 162(m) of the Code. Accordingly, WebMD’s equity plans under which awards are made to officers and directors are generally designed to ensure that compensation attributable to stock options granted will be tax deductible by WebMD. However, cash bonuses for WebMD’s executive officers and grants of restricted stock do not qualify as performance-based within the meaning of Section 162(m) and, therefore, are subject to its limits on deductibility. In determining that the compensation of WebMD’s executive officers for 2010 was appropriate under the circumstances and in the best interests of WebMD and its stockholders, the Compensation Committee considered the amount of net operating loss carryforwards available to WebMD to offset income for Federal income tax purposes. See Note 13 to the Consolidated Financial Statements included in this Annual Report.

Executive Compensation Tables

This section provides information, in tabular formats specified in applicable SEC rules, regarding the amounts of compensation paid to our Named Executive Officers and related information. The tables included are:

•	Summary Compensation Table, which presents information regarding the total compensation of each of our Named Executive Officers and the types and values of the components; and

•	three tables providing additional information regarding our equity compensation, entitled: Grants of Plan-Based Awards in 2010; Outstanding Equity Awards at End of 2010; and Option Exercises and Stock Vested in 2010.

As permitted by the SEC rules relating to the executive compensation tables, the following tables reflect only the types of compensation that WebMD and HLTH paid to our Named Executive Officers. For example, since our only retirement plan is a 401(k) plan, we do not include tables applicable to other types of retirement plans. For a general description of the types of compensation paid by WebMD and HLTH, see “Compensation Discussion and Analysis — Overview of Types of Compensation” above.

In certain places in the following tables, we have indicated by use of the letters “W” and “H” whether equity compensation relates to securities originally issued by WebMD or HLTH. At the time of the completion of the Merger, outstanding awards of HLTH equity were assumed by WebMD. Accordingly, when reporting information as of December 31, 2010 (as required in various places in these tables) for grants originally made by HLTH, the tables reflect the number of shares of WebMD Common Stock subject to the grant (and, in the case of options, the exercise price) on December 31, 2010, after conversion in the Merger.

Summary Compensation Table

Table.  The following table presents information regarding the amount of the total compensation of our Named Executive Officers for services rendered during the years covered, as well as the amount of the specific components of that compensation. The compensation reported in the table reflects all compensation to the Named Executive Officers from our company and any of our subsidiaries, as well as from HLTH and any of its other subsidiaries prior to the Merger.

(a)	(b)	(c)	(d)		(e)	(f)	(g)		(h)
					Stock	Option	All Other
Name and		Salary	Bonus		Awards	Awards	Compensation		Total
Principal Position	Year	($)(1)	($)(2)		($)(3)	($)(3)	($)		($)

Wayne T. Gattinella	2010	560,000	403,099	(4)	1,404,300W	1,845,660W	9,464	(5)	4,222,523
Chief Executive Officer	2009	581,538	404,869	(4)	—	—	13,658	(5)	1,000,065
and President	2008	560,000	135,000		1,416,600W	2,426,184W	9,758	(5)	4,547,542
Anthony Vuolo	2010	450,000	376,341	(7)	936,200W	1,538,050W	17,704	(8)	3,318,295
Chief Operating Officer &	2009	467,308	437,780	(7)	1,507,440W	—	18,l65	(8)	2,430,693
Chief Financial Officer(6)	2008	450,000	375,000	(7)	1,156,890W	500,310H	17,704	(8)	4,481,288
						1,981,384W

						2,481,694
William Pence	2010	375,000	155,540	(9)	468,100W	1,153,538W	6,193	(10)	2,158,371
Executive Vice President &	2009	389,423	83,750		—	—	13,292	(10)	486,465
Chief Technology Officer	2008	375,000	55,000		295,125W	1,516,365W	4,360	(10)	2,245,850
Martin J. Wygod(11)	2010	120,000	1,172,500		3,510,750W	1,153,538W	17,208	(12)	5,973,996
Chairman of the Board	2009	848,077	1,235,000	(13)	3,768,600W	—	10,847	(12)	5,862,524
	2008	975,000	1,500,000		2,037,600H	1,224,960H	10,847	(12)	9,591,191
					1,416,600W	2,426,184W

					3,454,200	3,651,144
Steven Zatz, M.D.	2010	375,000	128,783	(14)	468,100W	1,153,538W	6,415	(15)	2,131,836
Executive Vice President —	2009	378,577	129,373	(14)	—	—	8,865	(15)	516,815
Professional Services	2008	345,000	45,000		566,640W	1,010,910W	6,257	(15)	1,973,807

(1)	We pay salary to our employees on a bi-weekly basis and, in calendar year 2009, we made 27 such bi-weekly payments, so certain of the Named Executive Officers received aggregate salary payments in calendar year 2009 that exceeded their annual salary rate and that higher amount is reported in Column (c) for 2009. The amounts for 2010 in Column (c) are equal to the current annual salary rate for each of the Named Executive Officers. For additional information regarding the annual salary rate of the Named Executive Officers, see “Employment Agreements with Named Executive Officers” below.

(2)	The amounts reported in Column (d) include, to the extent applicable to the individual Named Executive Officers, with respect to the years listed: annual cash bonuses for that year (which were paid in February or March of the following year); special bonuses paid in cash during that year; and amounts released from the Supplemental Bonus Trust during that year. For additional information, see “— Background Information Regarding the Summary Compensation Table — Supplemental Bonus Plan (SBP)” below and “— Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2010 — Supplemental Bonus Plan (SBP)” above. Where amounts listed for an individual in a specific year include anything other than just the annual cash bonus for that year, we have included the breakdown in a footnote to this table below.

(3)	The amounts reported in Columns (e) and (f) above reflect the grant date fair value, in the year of grant, for the WebMD Restricted Stock and options to purchase WebMD Common Stock awarded in each of 2010, 2009 and 2008 (and HLTH Restricted Stock and options to purchase HLTH Common Stock awarded in 2008), if any, to the respective Named Executive Officers, computed in accordance with FASB ASC Topic 718. See Note 10 (Stock-Based Compensation) to the Consolidated Financial Statements included in this Annual Report for an explanation of the methodology and assumptions used in determining the fair value of these awards.

The actual amounts, if any, ultimately realized by our Named Executive Officers from these grants depend on the price of our Common Stock at the time of vesting of restricted stock or at the time of exercise of vested stock options, as the case may be.

(4)	For 2010, consists of: (a) an annual bonus for 2010 of $268,000 and (b) $135,099 released in March 2010 from the Supplemental Bonus Trust with respect to contributions made on Mr. Gattinella’s behalf for 2008. For 2009, consists of: (a) an annual bonus for 2009 of $268,000 and (b) $136,869 released in March 2009 from the Supplemental Bonus Trust with respect to contributions made on Mr. Gattinella’s behalf for 2007.

(5)	For 2010, consists of: (a) $3,156 in company matching contributions under the 401(k) Plan; (b) $3,986 for company-paid supplemental disability insurance; and (c) $2,322 for company-paid group term life insurance. For 2009, consists of: (a) $7,350 in company matching contributions under the 401(k) Plan; (b) $3,986 for company-paid supplemental disability insurance; and (c) $2,322 for company-paid group term life insurance. For 2008, consists of: (a) $3,450 in company matching contributions under the 401(k) Plan; (b) $3,986 for company-paid supplemental disability insurance; and (c) $2,322 for company-paid group term life insurance.

(6)	Mr. Vuolo served as our Chief Operating Officer for all of 2009 and began serving in the additional position of Chief Financial Officer in October 2009. In connection with Mr. Vuolo becoming Chief Financial Officer of WebMD, he was granted 44,000 shares of WebMD Restricted Stock on November 3, 2009, 25% of which vested on the first anniversary of the date of grant and 25% of which is scheduled to vest on each of the next three anniversaries of the date of grant. That grant is reflected in Column (e) for 2009.

(7)	For 2010, consists of: (a) an annual bonus for 2010 of $251,250 and (b) $125,091 released in March 2010 from the Supplemental Bonus Trust with respect to contributions made on Mr. Vuolo’s behalf for 2008. For 2009, consists of: (a) an annual bonus for 2009 of $211,050; (b) a special bonus of $100,000 paid in November 2009 in recognition of his contributions to the completion of HLTH’s divestiture of Porex; and (c) $126,730 released in March 2009 from the Supplemental Bonus Trust with respect to contributions made on Mr. Vuolo’s behalf for 2007. For 2008, consists of: (a) an annual bonus for 2008 of $125,000 and (b) a bonus of $250,000 for services Mr. Vuolo provided to HLTH during 2008 outside his responsibilities as an officer of WebMD, including services in connection with HLTH’s divestitures and tender offer during 2008.

(8)	For 2010, consists of: (a) $4,462 for company-paid supplemental disability insurance; (b) $1,242 for company-paid group term life insurance; and (c) an automobile allowance of $12,000. For 2009, consists of: (a) $4,462 for company-paid supplemental disability insurance; (b) $1,242 for company-paid group term life insurance; and (c) an automobile allowance of $12,461. For 2008, consists of: (a) $4,462 for company-paid supplemental disability insurance; (b) $1,242 for company-paid group term life insurance; and (c) an automobile allowance of $12,000.

(9)	Consists of: (a) an annual bonus for 2010 of $100,500 and (b) $55,040 released in March 2010 from the Supplemental Bonus Trust with respect to contributions made on Mr. Pence’s behalf for 2008.

(10)	For 2010, consists of: (a) $810 for company-paid group term life insurance, (b) $3,421 for company-paid supplemental disability insurance; and (c) $1,962 in company matching contributions under the 401(k) Plan. For 2009, consists of: (a) $810 for company-paid group term life insurance, (b) $5,132 for company-paid supplemental disability insurance; and (c) $7,350 in company matching contributions under the 401(k) Plan. For 2008, consists of: (a) $810 for company-paid group term life insurance, (b) a $100 incentive (for employees who completed a WebMD Health Manager online questionnaire); and (c) $3,450 in company matching contributions under the 401(k) Plan.

(11)	At the time of the Merger, Mr. Wygod’s salary was reduced from $975,000 per year to $120,000 per year. In connection with that reduction, Mr. Wygod was granted 110,000 shares of WebMD Restricted Stock on November 3, 2009, 25% of which vested on the first anniversary of the date of grant and 25% of which is scheduled to vest on each of the next three anniversaries of the date of grant. That grant is reflected in Column (e) for 2009. For additional information, see “Employment Agreements with Named Executive Officers — Martin J. Wygod” below.

(12)	For 2010, consists of: (a) $6,083 for company-paid supplemental disability insurance; and (b) $11,125 for company-paid group term life insurance. For each of 2009 and 2008, consists of: (a) $3,989 for company-paid supplemental disability insurance; and (b) $6,858 for company-paid group term life insurance.

(13)	Consists of: (a) an annual bonus for 2009 of $335,000; and (b) a special bonus of $900,000 paid in November 2009 in recognition of his contributions to the completion of HLTH’s divestiture of Porex.

(14)	For 2010, consists of: (a) an annual bonus for 2010 of $83,750 and (b) $45,033 released in March 2010 from the Supplemental Bonus Trust with respect to contributions made on Dr. Zatz’s behalf for 2008. For 2009, consists of: (a) an annual bonus for 2009 of $83,750 and (b) $45,623 released in March 2009 from the Supplemental Bonus Trust with respect to contributions made on Dr. Zatz’s behalf for 2007.

(15)	For 2010, consists of: (a) $1,242 company-paid group term life insurance, (b) $2,723 company-paid supplemental disability insurance; and (c) $2,450 in company matching contributions under the 401(k) Plan. For 2009, consists of: (a) $1,242 for company-paid group term life insurance; (b) $2,723 for company-paid supplemental disability insurance; and (c) $4,900 in company matching contributions under the 401(k) Plan. For 2008, consists of: (a) $1,242 company-paid group term life insurance, (b) $2,715 company-paid supplemental disability insurance; and (c) $2,300 in company matching contributions under the 401(k) Plan.

Background Information Regarding the Summary Compensation Table

General.  The Summary Compensation Table above quantifies the amount or value of the different forms of compensation earned by or awarded to our Named Executive Officers by WebMD (and, prior to the Merger, by HLTH) and provides a dollar amount for total compensation for each year covered. Compensation paid by WebMD to the Named Executive Officers was subject to approval of the WebMD Compensation Committee and compensation paid by HLTH to the Named Executive Officers was subject to approval by the HLTH Compensation Committee.

Equity Compensation.  Under applicable SEC rules, the Summary Compensation Table reflects the full grant date fair value of an equity grant in the year in which the grant is made. As a result, the compensation of our executive officers reported in the Summary Compensation Table may vary greatly from year to year, depending on which years grants were made to specific WebMD executive officers and the size of the grants made. WebMD has not, in the past, made equity grants to our executive officers or our other employees on an annual or other pre-determined basis. HLTH took a similar approach with respect to equity grants. For additional information regarding grants made during the years covered by the Summary Compensation Table, see “— Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2010 — Equity Compensation” above.

The amounts reported in the Summary Compensation Table for stock awards and option awards reflect a specific method of valuation of those awards, as more fully described in Note 10 (Stock-Based Compensation) to the Consolidated Financial Statements included in this Annual Report, and do not reflect income or cash received by our Named Executive Officers. The actual amounts, if any, ultimately realized by our Named Executive Officers from equity grants will depend on the price of our Common Stock at the time of vesting of restricted stock or at the time of exercise of vested stock options, as the case may be.

Employment Agreements.  Descriptions of the material terms of each Named Executive Officer’s employment agreement and related information is provided under “Employment Agreements with Named Executive Officers” below. The agreements provide the general framework and some of the specific terms for the compensation of the Named Executive Officers. Approval of the Compensation Committee is required prior to WebMD entering into employment agreements with its executive officers or amendments to those agreements. However, many of the decisions relating to compensation for a specific year made by the Compensation Committee are implemented without changes to the general terms of employment set forth in those agreements. For a discussion of the salary, bonus and equity compensation of our Named Executive Officers for 2010 and the decisions made by the Compensation Committee relating to 2010 compensation, see “— Compensation Discussion and Analysis” above. In addition, the Named Executive Officers received the other benefits listed in Column (g) of the Summary Compensation Table and described in the related footnotes to the table.

Supplemental Bonus Plan (SBP).  Supplemental Bonus Plan contributions are cash amounts contributed by WebMD for specified Named Executive Officers (and other WebMD employees) to a trust (the Supplemental Bonus Trust), which distributes such amounts, with actual interest earned, the following year if the employee remains employed through a specified date, as more fully described under “— Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2010 — Supplemental Bonus Plan (SBP)” above. For example, amounts contributed in March 2011 (for 2010 bonuses) will be distributed in March 2012. Because those amounts will be forfeitable until March 1, 2012, they would be reflected in future Summary Compensation Tables as compensation in 2012 if the recipient is a Named Executive Officer for that year. In the Summary Compensation Table above, we include distributions from March 2009 contributions (for 2008 bonuses) in amounts for 2010 since they ceased to be forfeitable on March 1, 2010 and distributions from March 2008 contributions (for 2007 bonuses) in amounts for 2009 since they ceased to be forfeitable on March 1, 2009. The footnotes to the Summary Compensation Table identify the amounts of the distributions for individual Named Executive Officers.

Grants of Plan-Based Awards in 2010

Table.  The following table presents information regarding the equity incentive awards granted by WebMD to our Named Executive Officers during 2010. The material terms of each grant are described under “— Additional Information Regarding Awards” below.

(a)	(b)	(c)	(d)	(e)	(f)	(g)
						Grant
				All Option		Date
				Awards:	Exercise	Fair
			All Stock	Number of	or Base	Value of
			Awards:	Securities	Price of	Stock and
			Number of	Underlying	Option	Option
	Approval	Grant	Shares of Stock	Options	Awards	Awards
Name	Date	Date	(#)	(#)	($/Sh)	($)(1)

Wayne T. Gattinella	6/28/10	6/28/10	30,000	120,000	46.81	3,249,960
Anthony Vuolo	6/28/10	6/28/10	20,000	100,000	46.81	2,474,250
William Pence	6/28/10	6/28/10	10,000	75,000	46.81	1,621,638
Martin J. Wygod	6/28/10	6/28/10	75,000	75,000	46.81	4,664,288
Steven Zatz, M.D.	6/28/10	6/28/10	10,000	75,000	46.81	1,621,638

(1)	The amounts reported in this column have been calculated in accordance with FASB ASC Topic 718 and reflect the fair value of each equity award based on the grant date fair market value of WebMD Common Stock. See Note 10 (Stock-Based Compensation) to the Consolidated Financial Statements included in this Annual Report for an explanation of the methodology and assumptions used in determining the fair value of these awards. The actual amounts, if any, ultimately realized by our Named Executive Officers from these grants depend on the price of our Common Stock at the time of vesting of restricted stock or at the time of exercise of vested stock options, as the case may be.

Additional Information Regarding Awards.  The grants of shares of WebMD Restricted Stock to the Named Executive Officers in 2010 are subject to certain restrictions, including restrictions on transferability, and were made under, and are subject to the terms of, the 2005 Plan. The restrictions lapse in accordance with the terms of the respective award agreements. The holders of these shares of WebMD Restricted Stock have voting power with respect to those shares, but do not have the right to receive dividends, if any, that are declared on those shares. The vesting schedule for these grants of WebMD Restricted Stock is 25% on each of the first four anniversaries of the date of grant. For information regarding the effect on vesting of WebMD Restricted Stock of the death, disability or termination of employment of a Named Executive Officer or a change of control of WebMD, see “Potential Payments and Other Benefits Upon Termination of Employment or a Change of Control” below. If a Named Executive Officer’s employment is terminated for cause, unvested shares of WebMD Restricted Stock are forfeited.

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

For information regarding shares available for grant under the 2005 Plan, as of the end of 2010, see “Equity Compensation Plan Information” in Item 12 below.

Outstanding Equity Awards at End of 2010

The following table presents information regarding the outstanding equity awards held by each Named Executive Officer as of December 31, 2010, including the vesting dates for the portions of these awards that had not vested as of that date. Awards of WebMD equity are indicated with “(W)” at the beginning of column (b) in the table and awards that were originally of HLTH equity are indicated with “(H)” at the beginning of that column. The awards of HLTH equity were assumed by WebMD in the Merger. Accordingly, for grants by HLTH, this table reflects the number of shares of WebMD Common Stock subject to the grant (and, in the case of options, the exercise price) after conversion in the Merger and assumption by WebMD.

(a)			(b)	(c)		(d)	(e)	(f)	(g)		(h)	(i)
	Option Awards(1)								Stock Awards(2)
	Number of			Number of								Market
	Securities			Securities					Number of			Value of
	Underlying			Underlying					Shares of			Shares of
	Unexercised			Unexercised		Option			Stock That		Stock	Stock
	Options			Options		Exercise	Option	Option	Have Not		Award	That Have
	(#)			(#)		Price	Grant	Expiration	Vested		Grant	Not Vested
Name	Exercisable			Unexercisable		($)	Date	Date	(#)		Date	($)(3)

Wayne T. Gattinella	(W	)	—	120,000	(4)	46.81	6/28/10	6/28/20	30,000	(4)	6/28/10	1,531,800
	(W	)	60,000	180,000	(5)	23.61	12/10/08	12/10/18	45,000	(5)	12/10/08	2,297,700
	(H	)	41,100	—		19.33	3/17/04	3/17/14	—		—	—

Anthony Vuolo	(W	)	—	100,000	(4)	46.81	6/28/10	6/28/20	20,000	(4)	6/28/10	1,021,200
	(W	)	—	—		—	—	—	33,000	(4)	11/03/09	1,684,980
	(W	)	—	147,000	(5)	23.61	12/10/08	12/10/18	36,750	(5)	12/10/08	1,876,455
	(H	)	39,996	39,996	(4)	21.29	12/10/08	12/10/18	—		—	—

William Pence	(W	)	—	75,000	(4)	46.81	6/28/10	6/28/20	10,000	(4)	6/28/10	510,600
	(W	)	—	112,500	(5)	23.61	12/10/08	12/10/18	9,375	(5)	12/10/08	478,608
	(W	)	112,500	37,500	(4)	45.23	11/01/07	11/01/17	6,250	(4)	11/01/07	319,125

Martin J. Wygod	(W	)	—	75,000	(4)	46.81	6/28/10	6/28/20	75,000	(4)	6/28/10	3,829,500
	(W	)	—	—		—	—	—	82,500	(4)	11/03/09	4,212,450
	(W	)	—	180,000	(5)	23.61	12/10/08	12/10/18	45,000	(5)	12/10/08	2,297,700
	(H	)	—	106,656	(4)	19.11	12/01/08	12/01/18	53,328	(4)	12/01/08	2,722,928
	(H	)	11,110	—		51.54	7/01/98	7/01/13	—		—	—
	(H	)	11,110	—		34.88	7/01/97	7/01/12	—		—	—
	(H	)	11,110	—		33.31	7/01/96	7/01/11	—		—	—

Steven Zatz, M.D.	(W	)	—	75,000	(4)	46.81	6/28/10	6/28/20	10,000	(4)	6/28/10	510,600
	(W	)	—	75,000	(5)	23.61	12/10/08	12/10/18	18,000	(5)	12/10/08	919,080

(1)	Each grant reported in the table above was granted under, and is subject to, the WebMD 2005 Plan, HLTH’s Amended and Restated 2000 Long-Term Incentive Plan, HLTH’s Amended and Restated 1996 Stock Plan or another plan or agreement that contains substantially similar terms. The option expiration date shown in Column (f) above is the normal expiration date, and the last date that the options may be exercised. For each Named Executive Officer, the unexercisable options shown in Column (c) above are also unvested. Unvested options are generally forfeited if the Named Executive Officer’s employment terminates, except to the extent otherwise provided in an employment agreement. For information regarding the effect on vesting of options of the death, disability or termination of employment of a Named Executive Officer or a change of control of WebMD, see “Potential Payments and Other Benefits Upon Termination of Employment or a Change of Control” below. The exercisable options shown in Column (b) above, and any unexercisable options shown in Column (c) above that subsequently become exercisable, will generally expire earlier than the normal expiration date if the Named Executive Officer’s employment terminates, except as otherwise specifically provided in the Named Executive Officer’s employment agreement. For a description of the material terms of the Named Executive Officer’s employment agreements, see “Employment Agreements with Named Executive Officers” below.

(2)	Unvested shares of restricted stock are generally forfeited if the Named Executive Officer’s employment terminates, except to the extent otherwise provided in an employment agreement or award agreement. The stock awards held by our Named Executive Officers are subject to accelerated or continued vesting in connection with a change of control of WebMD and upon certain terminations of employment, as described below in more detail under “Employment Agreements with Named Executive Officers” and “Potential Payments and Other Benefits Upon Termination of Employment or a Change of Control.” Except as otherwise indicated in those sections, unvested stock awards will generally be forfeited if a Named Executive Officer’s employment terminates.

(3)	The market or payout value of stock awards reported in Column (i) is computed by multiplying the number of shares of WebMD Restricted Stock reported in Column (g) by $51.06, the closing market price of WebMD Common Stock on December 31, 2010.

(4)	Vesting schedule: 25% of the original amount granted on each of first, second, third and fourth anniversaries of the date of the grant.

(5)	Vesting schedule: 25% of the original amount granted on March 31 of each of 2010, 2011, 2012 and 2013.

Option Exercises and Stock Vested in 2010

The following table presents information regarding the exercise of options to purchase WebMD Common Stock (including options originally issued by HLTH) by our Named Executive Officers during 2010, and regarding the vesting during 2010 of WebMD Restricted Stock (including shares originally granted by HLTH) previously granted to our Named Executive Officers. Amounts with respect to equity granted by WebMD are noted with a “W” and amounts with respect to equity granted by HLTH are noted with an “H.” However, for exercises of options and vestings of restricted stock originally granted by HLTH, the share amounts in this table give effect to the conversion of such shares into shares of WebMD Common Stock in the Merger. Please note that the amounts reported for “Value Realized” in Columns (c) and (e) represent gain over a period of years; we do not consider such gain to all be 2010 compensation and, under applicable SEC rules, none of such gain is included in 2010 compensation in the Summary Compensation Table.

(a)	(b)	(c)	(d)	(e)
	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares	Value Realized
	Acquired on Exercise	on Exercise	Acquired on Vesting	on Vesting
Name	(#)	($)(1)	(#)	($)(2)

Wayne T. Gattinella	70,000H	2,248,400H	15,000W	695,700W
	110,000W	3,734,500W

5,982,900
Anthony Vuolo	111,100H	3,565,199H	23,250W	1,144,555W
	225,000W	7,159,360W

10,724,559
William Pence	37,500W	905,250W	9,375W	468,375W
Martin J. Wygod	1,726,016H	30,752,476H	26,664H	1,360,397H
	280,000W	7,017,200W	42,500W	2,136,700W

		37,769,676		3,497,097
Steven Zatz, M.D.	222,200H	3,509,940H	6,000W	278,280W
	113,000W	3,424,210W

6,934,150

(1)	The dollar amounts shown in Column (c) above for option awards are determined by multiplying (i) the number of shares for which the option was exercised, by (ii) the difference between (1) the per-share closing price of WebMD Common Stock on the date of exercise (or, for any shares sold on the date of exercise, the actual sale price received) and (2) the exercise price of the options.

(2)	The dollar amounts shown in Column (e) above for stock awards are determined by multiplying the number of shares that vested by the per-share closing price of WebMD Common on the vesting date.

Potential Payments and Other Benefits Upon Termination of Employment or a Change of Control

Background and Assumptions.  In this section, we provide tables containing estimates of (a) amounts that may become payable to our Named Executive Officers as a result of a termination of employment under specific circumstances and (b) the value of other benefits they may become entitled to receive as a result of such termination under:

•	employment agreements;

•	equity grant agreements;

•	the Supplemental Bonus Plan; and

•	our Severance Benefit Plan, an ERISA severance plan applicable to all of our employees (the “Severance Plan”).

For a general discussion of matters relating to compensation that may become payable by WebMD after termination of employment or a change of control, see “— Compensation Discussion and Analysis — Compensation Following Termination of Employment or a Change of Control” above and for a detailed description of the applicable provisions of the employment agreements of our Named Executive Officers, see “— Employment Agreements with Named Executive Officers” below. Under those agreements, the amount and types of payment and other benefits vary depending on whether the termination is as a result of death or disability, is with or without cause, is a resignation for good reason and/or is in connection with a change of control. To be eligible for severance under the Severance Plan, the termination of employment must be part of a reorganization or restructuring, a closure of a facility or operation or a reduction in force. The level of benefits under the Severance Plan is calculated based on years of service and position with WebMD. In preparing the tables below, we have assumed that, in the case of the Named Executive Officers, amounts contributed on their behalf to the Supplemental Bonus Trust in 2010 would be paid prior to the scheduled release in March 2011 only in the event of a termination of employment as a result of death or disability. As prescribed by applicable SEC rules, in estimating the amount of any potential payments to Named Executive Officers under their employment agreements, the SBP or the Severance Plan, as applicable, and the value of other benefits they may become entitled to receive, we have assumed that the applicable triggering event (i.e., termination of employment or change of control) occurred on December 31, 2010 and that the price per share of WebMD Common Stock is $51.06 (the closing price per share on December 31, 2010, the last trading day in 2010). We have also treated the right to continue to vest in options as being accelerated to December 31, 2010 for purposes of this disclosure only. We have also assumed that the Named Executive Officers have no accrued and unused vacation on December 31, 2010.

If the benefits payable to Mr. Wygod or to Mr. Vuolo in connection with a change of control would be subject to the excise tax imposed under Section 280G of the Internal Revenue Code of 1986 (“Section 280G”), WebMD has agreed to make an additional payment to the individual so that the net amount of such payment (after taxes) that he receives is sufficient to pay the excise tax due. We note that the determination of whether a payment is a “parachute payment” is a facts and circumstances test. For purpose of the tables only, we have treated all payments as parachute payments except as noted in the footnotes to the table. In the tables below, we have calculated the Section 280G excise tax on the basis of IRS regulations and Rev. Proc. 2003-68 and have assumed that the Named Executive Officer’s outstanding equity awards (or portion thereof in the case of Mr. Vuolo) would be accelerated and terminated in exchange for a cash payment upon the change of control. The value of this acceleration (and thus the amount of the additional payment) would be slightly higher if the accelerated awards were assumed by the acquiring company rather than terminated upon the transaction. For purposes other than calculating the Section 280G excise tax, we have calculated the value of any option or stock award that may be accelerated in connection with a change of control to be the amount the holder can realize from such award as of December 31, 2010: for options, that is the market price of the shares that would be received upon exercise, less the applicable exercise price; and for restricted stock, that is the market value of the shares that would vest.

Tables.  The tables below set forth estimates (rounded to the nearest $1,000), based on the assumptions described above and in the footnotes to the tables, of the potential payments and the potential value of other benefits applicable to each Named Executive Officer upon the occurrence of specified termination or change of control triggering events. The terms used in the tables have the meanings given to them in each Named Executive Officer’s employment agreement (if applicable) and described below under “Employment Agreements with Named Executive Officers.” In addition, the amounts set forth in each table reflect the following:

•	In the column entitled “Permanent Disability or Death,” the amounts reflect both provisions contained in certain employment agreements and the fact that WebMD’s equity plans (including HLTH equity plans assumed by WebMD in the Merger) generally provide for acceleration of vesting of awards in the event of a termination of employment as a result of death or disability.

•	Under their employment agreements, Messrs. Vuolo and Wygod are eligible to continue to participate in our health and welfare plans (or comparable plans) for a specified period. In the row entitled “Health and Welfare Benefits Continuation,” the amounts are based upon the current average cost to our company of these benefits per employee (with an estimate for individual coverage after expiration of the applicable COBRA period) and are net of amounts that the executives would continue to be responsible for. We have not made any reduction in the amounts in this row to reflect the fact that the obligation to continue benefits ceases in the event the executive becomes eligible for comparable coverage with a subsequent employer.

Wayne T. Gattinella, Chief Executive Officer and President

							Termination of
		Voluntary					Employment
		Termination					without “Cause” or
	Voluntary	in connection				Involuntary	for “Good Reason”
	Termination	with a	Other	Permanent	Involuntary	Termination	Following a
Executive Benefits and	for “Good	“Change of	Voluntary	Disability	Termination	without	“Change of
Payments	Reason”	Control”(1)	Termination	or Death	for “Cause”	“Cause”	Control”(2)

Cash Severance	-0-	-0-	-0-	132,000 (3)	-0-	226,000 (4)	226,000 (4)
Stock Options	-0-	3,549,000	-0-	5,451,000	-0-	-0-	3,549,000
Restricted Stock	-0-	2,298,000	-0-	3,830,000	-0-	-0-	2,298,000
Health and Welfare Benefits Continuation	-0-	-0-	-0-	-0-	-0-	2,000 (5)	2,000 (5)
280G Tax Gross-Up	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-	-0-	15,000 (6)	15,000 (6)
TOTAL	-0-	5,847,000	-0-	9,413,000	-0-	243,000	6,090,000

(1)	So long as Mr. Gattinella remains employed for one year following a Change of Control of WebMD, his options to purchase WebMD Common Stock granted in December 2008 and June 2010 would continue to vest until the second anniversary of the Change of Control, even if he resigns from the employ of WebMD prior to such vesting date. In addition, that portion of the grants of WebMD Restricted Stock made in December 2008 and June 2010 that would have vested through the second anniversary of the Change of Control would become vested on the date of his resignation. For purposes of calculating the amounts included in this column, we treat such resignation as occurring on December 31, 2010 and assume, solely for purposes of preparing this table, that the requirement for the applicable transition period has been met.

(2)	In the event that, following a change of control, Mr. Gattinella is terminated by WebMD without cause or he resigns for good reason, the options and restricted stock will be treated in the same manner described above in footnote (1) to this table.

(3)	Represents the amount contributed in March 2010 on Mr. Gattinella’s behalf to the Supplemental Bonus Trust, which would be paid to him in the event of a termination of his employment, as of December 31, 2010, as a result of death or disability.

(4)	Our contractual obligation to pay Mr. Gattinella cash severance if his employment is terminated without Cause or by him for Good Reason under his employment agreement expired in 2009. However, if Mr. Gattinella’s employment is terminated by us, he may be eligible for severance under our Severance Plan if the reason for his termination is covered under that Plan (see “— Background and Assumptions” above). Under the Severance Plan, he would be eligible for 21 weeks of base salary as severance. We have assumed, solely for purposes of preparing this table, that the reason for termination satisfies the requirements of the Severance Plan.

(5)	Represents one month of COBRA under the Severance Plan.

(6)	Represents the cost of outplacement assistance under the Severance Plan.

Anthony Vuolo, Chief Operating Officer and Chief Financial Officer

							Termination of
		Voluntary					Employment
		Termination					without “Cause” or
	Voluntary	in connection				Involuntary	for “Good Reason”
	Termination	with a	Other	Permanent	Involuntary	Termination	Following a
Executive Benefits and	for “Good	“Change of	Voluntary	Disability	Termination	without	“Change of
Payments	Reason”	Control”(1)	Termination	or Death(2)	for “Cause”	“Cause”	Control”

Cash Severance(3)	1,463,000	1,463,000	-0-	1,566,000	-0-	1,463,000	1,463,000
Stock Options	-0-	4,093,000	-0-	5,651,000	-0-	-0-	4,093,000
Restricted Stock	-0-	3,447,000	-0-	4,583,000	-0-	-0-	3,447,000
Health and Welfare Benefits Continuation	105,000	105,000	-0-	105,000	-0-	105,000	105,000
280G Tax Gross-Up	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	1,568,000	9,108,000	-0-	11,905,000	-0-	1,568,000	9,108,000

(1)	Mr. Vuolo may resign from his employment after six months following a Change in Control of WebMD and receive the same benefits, under his employment agreement, as if he was terminated without Cause or for Good Reason following a Change in Control

(other than with respect to the option and restricted stock awards granted to him in December 2008 and June 2010 and the restricted stock award granted in November 2009). He may not unilaterally resign without Good Reason prior to such date and receive these benefits. The December 2008 and June 2010 option and restricted stock awards will continue to vest through the second anniversary of the Change in Control so long as he remains employed for one year following the Change in Control and also in such event, the restricted stock granted in November 2009 will be deemed fully vested on the date of resignation after such one year period. However, for purposes of calculating the amounts included in the column entitled “Voluntary Termination in Connection with Change in Control” we have treated such resignation as occurring on December 31, 2010 and have assumed that the requirement for the applicable transition period has been met.

(2)	Includes the amount contributed in March 2010 on Mr. Vuolo’s behalf to the Supplemental Bonus Trust, which would be paid to him in the event of a termination of his employment, as of December 31, 2010, as a result of death or disability.

(3)	The amounts in this row, other than the columns that are zero, include 18 months of salary and annual bonuses, plus an assumed annual bonus for 2010, which is calculated based on annual bonus amounts for 2009 (the year prior to the year of the assumed termination). Accordingly, we have assumed that the 2010 annual bonus is equal to the sum of the actual amount of Mr. Vuolo’s annual bonus for 2009 ($211,050) plus the actual amount contributed to the Supplemental Bonus Trust for Mr. Vuolo for 2009 ($103,950).

William Pence, Executive Vice President — Chief Technology Officer

							Termination of
		Voluntary					Employment
		Termination					without “Cause” or
	Voluntary	in Connection				Involuntary	for “Good Reason”
	Termination	with a	Other	Permanent	Involuntary	Termination	Following a
Executive Benefits and	for “Good	“Change of	Voluntary	Disability	Termination	without	“Change of
Payments	Reason”	Control”	Termination	or Death	for “Cause”	“Cause”	Control”

Cash Severance	500,000 (1)	-0-	-0-	41,000 (2)	-0-	500,000 (1)	500,000 (1)
Stock Options(3)	1,248,000	-0-	-0-	3,626,000	-0-	1,248,000	2,277,000
Restricted Stock	-0-	-0-	-0-	1,308,000	-0-	-0-	319,000(4)
Health and Welfare Benefits Continuation	24,000	-0-	-0-	-0-	-0-	24,000	24,000
280G Tax Gross-Up	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	1,772,000	-0-	-0-	4,975,000	-0-	1,772,000	3,120,000

(1)	$500,000 represents one year of salary ($375,000) and an assumed annual bonus for 2010 of $125,000, which is calculated based on annual bonus amounts for 2009 (the year prior to the year of the assumed termination). We have assumed that the 2010 annual bonus is equal to the sum of the actual amount of Dr. Pence’s annual bonus for 2009 ($83,750) plus the actual amount contributed to the Supplemental Bonus Trust for Dr. Pence for 2009 ($41,250).

(2)	Represents the amount contributed in March 2010 on Dr. Pence’s behalf to the Supplemental Bonus Trust, which would be paid to him in the event of a termination of his employment, as of December 31, 2010, as a result of death or disability.

(3)	If Dr. Pence’s employment is terminated by WebMD without cause or by him for good reason, the option grants made to Dr. Pence in November 2007 (at the time he joined WebMD) and in December 2008 will each continue to vest until the next scheduled vesting date following such termination. If such a termination occurs within twelve months after a change of control, those options will continue to vest until the second scheduled vesting date following such termination.

(4)	The restricted stock grant made to Dr. Pence in November 2007 (at the time he joined WebMD) will continue to vest until the next scheduled vesting date following termination if such termination occurs within 12 months after a change of control.

Martin J. Wygod, Chairman of the Board

							Termination of
							Employment
		Voluntary					without
		Termination					“Cause” or for
	Voluntary	in Connection				Involuntary	“Good Reason”
	Termination	with a	Other	Permanent	Involuntary	Termination	Following a
Executive Benefits and	for “Good	“Change of	Voluntary	Disability	Termination	without	“Change of
Payments(1)	Reason”	Control”	Termination	or Death	for “Cause”	“Cause”	Control”

Cash Severance(2)	5,725,000	5,725,000	5,725,000	5,725,000	-0-	5,725,000	5,725,000
Stock Options	8,667,000	8,667,000	-0-	8,667,000	-0-	8,667,000	8,667,000
Restricted Stock	13,063,000	13,063,000	-0-	13,063,000	-0-	13,063,000	13,063,000
Health and Welfare Benefits Continuation	75,000	75,000	75,000	75,000	-0-	75,000	75,000
280G Tax Gross-Up(3)	-0-	7,888,000	-0-	-0-	-0-	-0-	7,888,000
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	27,530,000	35,418,000	5,800,000	27,530,000	-0-	27,530,000	35,418,000

(1)	As more fully described under “— Employment Agreements with Named Executive Officers — Martin J. Wygod” below, in connection with the Merger, Mr. Wygod agreed to remain Executive Chairman notwithstanding the terms of his employment agreement. Accordingly, his agreement was amended to provide that he may resign with or without Good Reason and receive his cash severance.

(2)	Such cash severance represents salary and bonus for three years, with (a) the annual salary amount being $975,000, the salary in effect immediately prior to the Merger and (b) the annual bonus amount determined by averaging the bonus amounts received by Mr. Wygod for the three years prior to the Merger.

(3)	We have assumed, solely for purposes of preparing this table, that the salary continuation portion of the severance is the only portion of the benefits that constitutes “reasonable compensation” for the restrictive covenants to which the executive is bound following the termination of employment. Accordingly, we have not treated the salary continuation portion as a parachute payment for purposes of Section 280G. Such assumption may change at the time of an actual change of control.

Steven Zatz, M.D., Executive Vice President — Professional Services

							Termination of
		Voluntary					Employment
		Termination					without ‘‘Cause” or
	Voluntary	in Connection				Involuntary	for “Good Reason”
	Termination	with a	Other	Permanent	Involuntary	Termination	Following a
Executive Benefits and	for “Good	“Change of	Voluntary	Disability	Termination	without	“Change of
Payments	Reason”	Control”	Termination	or Death	for “Cause”	“Cause”	Control”

Cash Severance	-0-	-0-	-0-	41,000 (1)	-0-	195,000 (2)	195,000 (2)
Stock Options	-0-	-0-	-0-	2,378,000	-0-	-0-	-0-
Restricted Stock	-0-	-0-	-0-	1,430,000	-0-	-0-	-0-
Health and Welfare Benefits Continuation	-0-	-0-	-0-	-0-	-0-	2,000 (3)	2,000 (3)
280G Tax Gross-Up	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-	-0-	15,000 (4)	15,000 (4)
TOTAL	-0-	-0-	-0-	3,849,000	-0-	212,000	212,000

(1)	Represents the amount contributed in March 2010 on Dr. Zatz’s behalf to the Supplemental Bonus Trust, which would be paid to him in the event of a termination of his employment, as of December 31, 2010, as a result of death or disability.

(2)	Represents 27 weeks of base salary under the Severance Plan. Our contractual obligation to pay Dr. Zatz cash severance if his employment is terminated by WebMD without Cause or by him for Good Reason under his employment agreement expired in 2009. However, if Dr. Zatz’s employment is terminated by us, he may be eligible for severance under our Severance Plan if the reason for his termination is covered under that Plan (see “— Background and Assumptions” above). In addition, we have assumed, solely for purposes of preparing this table, that the reason for termination satisfies the requirements of the Severance Plan.

(3)	Represents one month COBRA payment under the Severance Plan.

(4)	Represents the cost of outplacement assistance under the Severance Plan.

Employment Agreements with Named Executive Officers

The following are summaries of the employment agreements with our Named Executive Officers. The agreements provide the general framework and some of the specific terms for the compensation of the Named Executive Officers. Approval of the Compensation Committee is required prior to WebMD entering into employment agreements with its executive officers or any amendments to those agreements. However, many of the decisions relating to the compensation of our Named Executive Officers for a specific year made by the Compensation Committee are implemented without changes to the general terms of employment set forth in those agreements. With respect to 2010, those decisions and their implementation are discussed earlier in this “Executive Compensation” section.

Wayne T. Gattinella

WebMD is a party to an employment agreement with Wayne Gattinella, its CEO and President, which was entered into in 2005 and amended in December 2008. The following is a description of Mr. Gattinella’s employment agreement, as amended:

•	Under his employment agreement, Mr. Gattinella’s annual base salary is $560,000 and he is eligible for an annual bonus, the target of which is 100% of his base salary, with the actual amount to be determined by the Compensation Committee of our Board in its discretion. For 2010, Mr. Gattinella received an annual bonus of $268,000, determined by the WebMD Compensation Committee in its discretion. In addition, the WebMD Compensation Committee approved an SBP Award of $132,000 with respect to Mr. Gattinella. See “— Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2010 — Annual Bonuses” and “— Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2010 — Supplemental Bonus Plan (SBP) Awards” above.

•	For information regarding Mr. Gattinella’s equity compensation, see “— Executive Compensation Tables” above. In 2010, Mr. Gattinella received grants, under the 2005 Plan, of non-qualified options to purchase 120,000 shares of WebMD Common Stock at an exercise price of $46.81 (the closing price of WebMD Common Stock on June 28, 2010, the date of grant) and of 30,000 shares of WebMD Restricted Stock. Both the option grant and the restricted stock grant made on June 28, 2010 are scheduled to vest over a four year period, with 25% scheduled to vest on each of the first, second, third and fourth anniversaries of the date of grant. The options are scheduled to expire on the tenth anniversary of the date of grant. The following terms apply to the grants made to Mr. Gattinella on June 28, 2010:

—	at any time after the first anniversary of the occurrence of a Change of Control (as defined in the 2005 Plan) of WebMD, he may resign, in which case (a) the options granted to him will continue to vest and remain outstanding through the date on which the second vesting after the change of control occurs and such options will expire, if they have not been exercised, 90 days after such second vesting date and (b) the two vestings of the restricted stock that would have occurred after the Change of Control will, if not already vested, accelerate to the date of termination; and

—	if his employment is terminated by WebMD without cause or by him for good reason following a Change of Control, the options and restricted stock granted to him will be treated in the same manner as described above.

•	The December 2008 amendment described the material terms of the December 2008 equity awards made to Mr. Gattinella, which are identical, with respect to the impact of a Change of Control, to the terms of the June 2010 awards described above. The December 2008 amendment also made changes to the agreement that were intended to bring its terms into compliance with, or exempt it from, Section 409A of the Internal Revenue Code.

•	As used in the employment agreement, “good reason” means a material reduction in base salary, a material reduction in Mr. Gattinella’s authority or a material breach by WebMD of the terms of the employment agreement. Our obligation to pay cash severance, under the employment agreement, in the event of a termination by WebMD without cause or by Mr. Gattinella for good reason, has expired.

•	The employment agreement and the Trade Secret and Proprietary Information Agreement described below are governed by the laws of the State of New York.

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

Anthony Vuolo

Anthony Vuolo, who serves as WebMD’s Chief Operating Officer and Chief Financial Officer, was a party to an employment agreement with HLTH. Mr. Vuolo’s employment agreement was amended and restated, effective as of the date of WebMD’s initial public offering, and assumed by WebMD. The agreement was further amended as of December 10, 2008 and February 19, 2009. The following is a description of the agreement, as amended:

•	Under his employment agreement, Mr. Vuolo’s annual base salary is $450,000 and he is eligible for an annual bonus, the target of which is 100% of his base salary, with the actual amount to be determined by the Compensation Committee of our Board in its discretion. For 2010, Mr. Vuolo received an annual bonus of $251,250, determined by the WebMD Compensation Committee in its discretion. In addition, the Compensation Committee approved an SBP Award of $123,750 with respect to Mr. Vuolo. See “— Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2010 — Bonuses Paid by WebMD to its Named Executive Officers” and “— Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2010 — Supplemental Bonus Plan (SBP) Awards” above.

•	For information regarding Mr. Vuolo’s equity compensation, see “— Executive Compensation Tables” above. In 2010, Mr. Vuolo received grants, under the 2005 Plan, of non-qualified options to purchase 100,000 shares of WebMD Common Stock at an exercise price of $46.81 (the closing price of WebMD Common Stock on June 28, 2010, the date of grant) and of 20,000 shares of WebMD Restricted Stock. Both the option grant and the restricted stock grant made on June 28, 2010 are scheduled to vest over a four year period, with 25% scheduled to vest on each of the first, second, third and fourth anniversaries of the date of grant. The options are scheduled to expire on the tenth anniversary of the date of grant. The following terms apply to the grants made to Mr. Vuolo on June 28, 2010:

—	at any time after the first anniversary of the occurrence of a Change in Control (as described below) of WebMD, he may resign, in which case (a) the options granted to him will continue to vest and remain outstanding through the date on which the second vesting after the change of control occurs and such options will expire, if they have not been exercised, 90 days after such second vesting date and (b) the two vestings of the restricted stock that would have occurred after the Change in Control will, if not already vested, accelerate to the date of termination; and

—	if his employment is terminated by WebMD without Cause (as described below) or by him for Good Reason (as described below) following a Change in Control, the options and restricted stock granted to him will be treated in the same manner as described above.

•	In the event of the termination of Mr. Vuolo’s employment due to his death or disability, by WebMD without Cause (as described below), or by Mr. Vuolo for Good Reason (as described below), or as a result of WebMD’s failure to renew his employment agreement, he would be entitled to the following

(subject, if necessary, to a six month delay to comply with Section 409A of the Internal Revenue Code):

—	continuation of his base salary for a period of 18 months following the date of termination;

—	any unpaid bonus for the year preceding the year in which the termination of employment occurs, as well as payment for bonuses for the 18-month period following the date of termination calculated using the bonus paid for the year prior to the year of termination (and, for this purpose only, the amount of his SBP Award for such year, if any); and

—	continued participation in certain of WebMD’s welfare benefit plans for 36 months (or, if earlier, until he is eligible for comparable benefits); provided that, pursuant to the December 2008 amendment, he will no longer be entitled to participate in WebMD’s disability plans and will instead be entitled to a payment equal to the greater of $10,000 and 200% of the cost of his coverage for up to three years.

Amounts with respect to Mr. Vuolo’s SBP Award are payable only in accordance with the terms of the Supplemental Bonus Trust (see “— Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2010 — Annual Bonuses” and “— Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2010 — Supplemental Bonus Plan (SBP) Awards” above). Mr. Vuolo’s receipt of these severance benefits is subject to his continued compliance with the applicable restrictive covenants described below.

•	The December 2008 amendment described the material terms of the December 2008 WebMD equity awards made to Mr. Vuolo. Specifically, Mr. Vuolo may resign one year after the occurrence of a Change in Control (as described below) and (i) he would continue to vest in the option granted on December 10, 2008 through the second anniversary of the Change in Control and (ii) that portion of the restricted stock award made on the same date that would have vested over the two year period following the Change in Control will become vested on the date of resignation. The February 2009 amendment provided that the option granted to Mr. Vuolo by HLTH on December 10, 2008 will be treated in the same manner as the WebMD grants made on such date and described above.

•	For purposes of the employment agreement: (a) “Cause” includes (i) a material breach of his employment agreement that remains unremedied after 30 days’ written notice, or (ii) conviction of a felony; and (b) “Good Reason” includes (i) a material reduction in his title or responsibilities, (ii) the requirement to report to anyone other than WebMD’s CEO, (iii) a reduction in his base salary or material fringe benefits, (iv) a material breach by WebMD of his employment agreement, (v) relocation of his place of work outside Manhattan, New York, unless it is within 25 miles of his current residence, or (vi) the date that is six months following a Change in Control (as described below) of WebMD (so long as Mr. Vuolo remains employed by WebMD’s successor, or is terminated without Cause or resigns for Good Reason, during such six-month period).

•	For purposes of the employment agreement, a “Change in Control” would occur when: (i) any person, entity, or group acquires at least 50% of the voting power of WebMD, (ii) there is a sale of all or substantially all of WebMD’s assets in a transaction where then-current stockholders do not receive a majority of the voting power or equity interest in the acquiring entity or its controlling affiliates or (iii) a complete liquidation or dissolution of WebMD occurs.

•	The grant of 44,000 shares of WebMD Restricted Stock made in November 2009 is scheduled to vest in equal annual installments over four years, subject to continued employment on such dates; provided, however, that if a Change of Control (as defined in the 2005 Plan) occurs, he may resign beginning one year after the change in control and any remaining unvested shares would vest on the date of resignation.

•	The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the second anniversary of the date employment has ceased.

•	The December 2008 amendment also made changes to the agreement that were intended to bring its terms into compliance with, or exempt it from, Section 409A of the Internal Revenue Code by, among other things, clarifying the timing of certain payments.

•	The employment agreement is governed by the laws of the State of New York.

•	The employment agreement contains a tax gross-up provision relating to any excise tax that Mr. Vuolo incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G. Any excess parachute and related gross-up payments made to Mr. Vuolo will not be deductible for federal income tax purposes.

William Pence

We are party to an employment agreement with William Pence, dated October 1, 2007, entered into at the time he was hired as the Executive Vice President and Chief Technology Officer of WebMD, and amended in December 2008 and February 2011. The December 2008 amendment made changes to the agreement that were intended to bring its terms into compliance with, or exempt it from, Section 409A of the Internal Revenue Code. The February 2011 amendment removed the expiration, scheduled to occur in October 2011, of the availability to Dr. Pence of severance protection upon a termination by WebMD without “Cause” or by Dr. Pence for “Good Reason” (as those terms are described below) under the employment agreement. The following is a description of Dr. Pence’s employment agreement, as amended:

•	Under his employment agreement, Dr. Pence’s annual base salary is $375,000 and he is eligible for an annual bonus, the target of which is 35% of his base salary, with the actual amount to be determined by the Compensation Committee of our Board in its discretion. For 2010, Dr. Pence received an annual bonus of $100,500, determined by the Compensation Committee of our Board in its discretion. In addition, the Compensation Committee approved an SBP Award of $49,500 with respect to Dr. Pence. See “Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2010 — Annual Bonuses” and “— Supplemental Bonus Plan (SBP) Awards” above.

•	For information regarding Dr. Pence’s equity compensation, see the “Executive Compensation Tables” above. In 2010, Dr. Pence received grants, under the 2005 Plan, of non-qualified options to purchase 75,000 shares of WebMD Common Stock at an exercise price of $46.81 (the closing price of WebMD Common Stock on June 28, 2010, the date of grant) and of 10,000 shares of WebMD Restricted Stock. Both the option grant and the restricted stock grant made on June 28, 2010 are scheduled to vest over a four year period, with 25% scheduled to vest on each of the first, second, third and fourth anniversaries of the date of grant. The options are scheduled to expire on the tenth anniversary of the date of grant.

•	In the event of the termination of Dr. Pence’s employment, by WebMD without “Cause” or by Dr. Pence for “Good Reason” (as those terms are described below), he would be entitled to continue to receive his base salary for one year from the date of termination, to receive any unpaid bonus for the year preceding the year in which the termination occurs, and to receive the employer portion of COBRA premiums until the earlier of one year following his termination and the date upon which he receives comparable coverage under another plan. Amounts with respect to Dr. Pence’s SBP Award are payable in accordance with the terms of the Supplemental Bonus Trust (see “Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2010 — Annual Bonuses” and “— Supplemental Bonus Plan (SBP) Awards” above). In addition, in the event that a termination of Dr. Pence’s employment by WebMD without Cause or by Dr. Pence for Good Reason occurs before the fourth anniversary of the date of grant, 25% of the options to purchase WebMD Common Stock granted to Dr. Pence on November 1, 2007 upon his joining WebMD and on December 10, 2008 would continue to vest through the next vesting date following the date of termination.

•	In the event of a “Change of Control” of WebMD (as such term is defined in the 2005 Plan) and his subsequent termination by WebMD without Cause or by him for Good Reason within 12 months following such Change of Control, the unvested portion of the options to purchase WebMD Common Stock granted to Dr. Pence on November 1, 2007 upon his joining WebMD and on December 10, 2008 would continue to vest through the second vesting date following such termination and 25% of the WebMD Restricted Stock granted to him on November 1, 2007 would continue to vest through the next vesting date following the date of termination.

•	For purposes of the employment agreement:

—	a “Change of Control” (as such term is defined in the 2005 Plan) would occur when: (i) a person, entity or group acquires more than 50% of the voting power of WebMD, (ii) there is a reorganization, merger or consolidation or sale involving all or substantially all of WebMD’s assets, or (iii) there is a complete liquidation or dissolution of WebMD.

—	“Cause” includes (i) continued willful failure to perform duties after 30 days written notice, (ii) willful misconduct or violence or threat of violence that would harm WebMD, (iii) a breach of a material WebMD policy, the employment agreement, or the Trade Secret and Proprietary Information Agreement (as described below), that remains unremedied after 30 days written notice, or (iv) conviction of a felony in respect of a dishonest or fraudulent act or other crime of moral turpitude.

—	“Good Reason” means Dr. Pence’s resignation of employment within 1 year of the occurrence of any of the following conditions or events: (i) a material reduction in base salary, (ii) a material reduction in authority, or (iii) any material breach of the employment agreement by WebMD; provided that Dr. Pence has provided written notice to WebMD within 90 days after the occurrence of such condition or event claimed to be Good Reason and WebMD has failed to remedy such condition or event within 30 days of receipt of such written notice.

•	The employment agreement and the Trade Secret and Proprietary Information Agreement described below are governed by the laws of the State of New York.

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

Martin J. Wygod

Mr. Wygod was party to an employment agreement with HLTH dated as of August 3, 2005, as amended on each of February 1, 2006, December 1, 2008 (the “2008 Amendment”), December 29, 2008 and July 9, 2009 (the “2009 Amendment”). WebMD assumed the employment agreement upon the closing of the Merger. The following is a description of the employment agreement:

•	Pursuant to the 2008 Amendment, upon the closing of the Merger, (i) Mr. Wygod’s employment would have terminated, (ii) Mr. Wygod would have become a non-executive Chairman of the Board of WebMD and (iii) Mr. Wygod would have been entitled to receive the cash severance and benefits provided in the employment agreement (described below). However, HLTH, WebMD and Mr. Wygod agreed, in the 2009 Amendment, that Mr. Wygod would continue to serve as executive Chairman of the Board of WebMD following the Merger and that, upon the consummation of the Merger, Mr. Wygod’s salary would be reduced from $975,000 to $120,000. The 2009 Amendment also provided that Mr. Wygod would continue to have the right, if his employment were to terminate for any reason, to receive the severance he would have received under the 2008 Amendment had he become a non-employee Chairman of the Board of WebMD upon the closing of the Merger, as had originally been contemplated. Accordingly, upon any such termination, Mr. Wygod would be entitled to the following severance benefits:

—	a severance payment of $975,000 (Mr. Wygod’s base salary prior to the Merger), per year payable for three years following the date of termination in equal installments at the same time as WebMD’s payroll practices (for an aggregate of $2,925,000); provided that the first six months of severance shall be delayed for six months and will be paid in a lump sum after such six month period in accordance with Section 409A of the Internal Revenue Code;

—	a bonus payment in the amount of $933,333.34 (the average of the three annual bonuses prior to the closing date of the Merger) for each of the three calendar years following the date of termination (for an aggregate of $2.8 million), with the payments to be made at such time as bonuses are paid to executive officers generally for each such year but not later than December 31 of the year following the year to which the bonus relates; and

—	continued participation in WebMD’s health, dental, vision and life insurance plans in which he participates on the date of termination (or reasonably equivalent plans) for three years from the date of termination (or, if earlier, until eligible for comparable coverage with a subsequent employer).

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

•	The amount of any bonus payable to Mr. Wygod is in the discretion of the WebMD Compensation Committee. For 2010, Mr. Wygod received an annual bonus of $1,172,500 from WebMD, determined by the WebMD Compensation Committee in its discretion. In addition, the Compensation Committee approved an SBP Award of $577,500 with respect to Mr. Wygod. See “— Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2010 — Annual Bonuses” and “— Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2010 — Supplemental Bonus Plan (SBP) Awards” above.

•	For information regarding Mr. Wygod’s equity compensation, see “— Executive Compensation Tables” above. In 2010, Mr. Wygod received grants, under the 2005 Plan, of non-qualified options to purchase 75,000 shares of WebMD Common Stock at an exercise price of $46.81 (the closing price of WebMD Common Stock on June 28, 2010, the date of grant) and of 75,000 shares of WebMD Restricted Stock. Both the option grant and the restricted stock grant made on June 28, 2010 are scheduled to vest over a four year period, with 25% scheduled to vest on each of the first, second, third and fourth anniversaries of the date of grant. The options are scheduled to expire on the tenth anniversary of the date of grant. On February 11, 2011, Mr. Wygod received a grant of 100,000 shares of WebMD Restricted Stock, scheduled to vest over a four year period, with 25% scheduled to vest on each of the first, second, third and fourth anniversaries of the date of grant.

•	The 2008 Amendment extended the employment period, under the employment agreement, through December 31, 2012, provided that a non-renewal by WebMD will be treated as a termination without “Cause” (as that term is described below) and have the consequences described below.

•	For purposes of the employment agreement: (a) “Cause” includes a final court adjudication that Mr. Wygod (i) committed fraud or a felony directed against WebMD or an affiliate relating to his employment, or (ii) materially breached any of the material terms of the employment agreement; and (b) the definition of “Good Reason” includes the following conditions or events: (i) a material reduction in title or responsibility that remains in effect for 30 days after written notice, (ii) a final court adjudication that WebMD materially breached any material provisions of the employment agreement, (iii) failure to serve on WebMD’s Board or Executive Committee of WebMD’s Board, or (iv) the occurrence of a Change in Control of WebMD.

•	The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that continue until the third anniversary of the date his employment has ceased. Post-employment payments and benefits that may be due to Mr. Wygod under the employment agreement are subject to his continued compliance with these covenants.

•	The employment agreement contains a tax gross-up provision relating to any excise tax that Mr. Wygod incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G. Any excess parachute payments and related tax gross-up payments made to Mr. Wygod will not be deductible by WebMD for federal income tax purposes.

Steven Zatz, M.D.

We are party to an employment agreement with Steven Zatz, M.D., who serves as our Executive Vice President — Professional Services, which was entered into in 2005 and amended in December 2008. The following is a description of Dr. Zatz’s employment agreement with us.

•	Under his employment agreement, Dr. Zatz’s annual base salary is $375,000 and he is eligible for an annual bonus, the target of which is 35% of his base salary, with the actual amount to be determined by the Compensation Committee of our Board in its discretion. For 2010, Dr. Zatz received an annual bonus of $83,750, determined by the Compensation Committee of our Board in its discretion. In addition, the Compensation Committee approved an SBP Award of $41,250 with respect to Dr. Zatz. See “Compensation Discussion and Analysis — Use of Specific Types of Compensation in 2010 — Annual Bonuses” and “— Supplemental Bonus Plan (SBP) Awards” above.

•	For information regarding Dr. Zatz’s equity compensation, see the “Executive Compensation Tables” above. In 2010, Dr. Zatz received grants, under the 2005 Plan, of non-qualified options to purchase 75,000 shares of WebMD Common Stock at an exercise price of $46.81 (the closing price of WebMD Common Stock on June 28, 2010, the date of grant) and of 10,000 shares of WebMD Restricted Stock. Both the option grant and the restricted stock grant made on June 28, 2010 are scheduled to vest over a four year period, with 25% scheduled to vest on each of the first, second, third and fourth anniversaries of the date of grant. The options are scheduled to expire on the tenth anniversary of the date of grant.

•	The December 2008 amendment made changes to the agreement that were intended to bring its terms into compliance with, or exempt it from, Section 409A.

•	Our obligation to pay cash severance, under the employment agreement, in the event of a termination by WebMD without cause or by Dr. Zatz for good reason, has expired.

•	The employment agreement and the Trade Secret and Proprietary Information Agreement described below are each governed by the laws of the State of New York.

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

Kevin M. Cameron.  Kevin M. Cameron, who formerly served as Chief Executive Officer of HLTH and as a member of its Board of Directors, became a member of the Board of Directors of WebMD upon completion of the Merger. In November 2009, Mr. Cameron returned from medical leave to active employment with WebMD on a part-time basis as a Special Advisor to the Chairman, at a salary rate of $100,000 per year. At that time, he received a grant of 110,000 shares of restricted WebMD Common Stock, 36,666 of which are scheduled to vest on the second anniversary of the date of grant and 36,667 of which are scheduled to vest on each of the next two anniversaries of the date of grant. The amount of shares granted, and the terms of the grant, were determined by the Compensation Committee, in its discretion. Pursuant to the terms of the 2005 Plan, the vesting of the restricted stock will be accelerated, in the event of termination of Mr. Cameron’s employment as a result of death or permanent disability, to the date of such termination. Vesting of the restricted stock will also be accelerated, in the event of a Change of Control (as defined in the 2005 Plan) of WebMD, to the date of such Change of Control. In addition, if Mr. Cameron’s employment is terminated by WebMD without cause, the next vesting will be accelerated to the date of termination.

Upon the completion of the Merger, Mr. Cameron was entitled to resign for good reason under his employment agreement and receive certain severance benefits. WebMD and Mr. Cameron have entered into an agreement, in connection with Mr. Cameron’s resuming active employment, that would allow Mr. Cameron to receive the same benefits if he resigns at a later date as he would be entitled to if he resigned immediately following the Merger, which include:

•	As a result of his serving as HLTH’s Chief Executive Officer for over three years, he would be entitled to continuation of his base salary for three years from his termination date at the rate in effect when he served as CEO of HLTH, which was $660,000 per year (an aggregate of $1.98 million); provided that the first six months of severance shall be delayed for six months and will be paid in a lump sum after such six month period in accordance with Section 409A of the Internal Revenue Code.

•	He would generally be entitled to continue to participate for three years, on the same terms and conditions that would have applied had he remained employed by WebMD during such period, in all health, medical, dental, life, and disability plans provided to him at the time of such termination and which are provided to employees generally following the date of termination (or comparable plans).

As of December 31, 2010, Mr. Cameron held: (a) non-qualified options (originally granted by HLTH prior to the Merger) to purchase 773,216 shares of WebMD Common Stock with a weighted average exercise price of $20.65 per share (of which, 764,328 are vested options); and (b) the following, which were granted under the 2005 Plan (i) non-qualified options to purchase 20,500 shares of WebMD Common Stock at an exercise price of $17.50, which is fully vested, (ii) 110,000 shares of WebMD Restricted Stock granted by WebMD on November 3, 2009, one-third of which is scheduled to vest on November 3 of each of 2011 through 2013; and (iii) non-qualified options to purchase 65,000 shares of WebMD Common Stock at an exercise price of $46.81 (the closing price of WebMD Common Stock on June 28, 2010, the date of grant) and of 10,000 shares of WebMD Restricted Stock. Both the option grant and the restricted stock grant made on June 28, 2010 are scheduled to vest over a four year period, with 25% scheduled to vest on each of the first, second, third and fourth anniversaries of the date of grant and are scheduled to expire on the tenth anniversary of the date of grant. The options granted by HLTH to Mr. Cameron in December 2008 will be deemed fully vested in the event of a Change of Control (as defined in the HLTH 2000 Plan). In addition, the following terms apply to the grants made to Mr. Cameron on June 28, 2010:

•	if his employment is terminated by WebMD without Cause (defined as described below), by Mr. Cameron for Good Reason (defined as described below) or as a result of death or disability, (a) the options would remain outstanding and continue to vest until the next vesting date following termination and (b) the next vesting of the restricted stock would accelerate to the date of termination; and

•	if, following a Change of Control (defined as described below), his employment is terminated by WebMD without Cause or by Mr. Cameron for Good Reason, (a) the options would remain outstanding and continue to vest for the remainder of their term and (b) the restricted stock would become fully vested on the date of termination.

For the purposes of the grants made to Mr. Cameron on June 28, 2010:

•	a “Change of Control” would occur when (a) any person, entity or group acquires at least 50% of the voting power of WebMD, (b) there is a reorganization, merger or consolidation or sale involving all or substantially all of WebMD’s assets, or (c) there is a complete liquidation or dissolution of WebMD.

•	“Cause” includes (a) any willful misconduct relating, directly or indirectly, to WebMD, which if it can be cured, is not cured within 30 days following written notice from WebMD, (b) any breach of any material provision contained in Mr. Cameron’s employment agreement or any material policy, which, if it can be cured, is not cured within 30 days following written notice from WebMD, or (c) conviction of a felony or crime involving moral turpitude.

•	“Good Reason” includes (a) a material breach by WebMD of its obligations under the employment agreement, which, if able to be cured, remains uncured, (b) a material demotion of Mr. Cameron’s position with WebMD, and (c) if Mr. Cameron is required to relocate from his present residence or is required to commute, on a regular basis, to the WebMD’s headquarters and WebMD’s headquarters is outside of the New York City metropolitan area; provided that Mr. Cameron has provided 30 days written notice and WebMD has failed to remedy such condition within 30 days of receipt of such written notice.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of WebMD Common Stock, as of April 20, 2011 (except where otherwise indicated), by each person or entity known by us to beneficially own more than 5% of the outstanding shares of WebMD Common Stock, by each of our directors, by each of our Named Executive Officers and by all of our directors and executive officers as a group. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons listed in the table below have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them. Unless otherwise indicated, the address of each of the beneficial owners identified is c/o WebMD Health Corp., 111 Eighth Avenue, New York, NY 10011.

Name and Address of Beneficial	Common			Total	Percent of
Owner	Stock(1)		Other(2)	Shares	Outstanding(2)

FMR LLC(3)	8,761,134		—	8,761,134	14.8%
82 Devonshire Street
Boston, MA 02109
Kensico Capital Management Corporation, Michael
Lowenstein and Thomas J. Coleman(4)	3,446,029		—	3,446,028	5.8%
55 Railroad Avenue, 2nd Floor
Greenwich, CT 06830
Mark J. Adler, M.D.	9,656	(5)	34,398	44,054	*
Kevin M. Cameron	184,575	(6)	787,050	971,625	1.6%
Neil F. Dimick	17,041		102,291	119,332	*
Wayne T. Gattinella	142,308	(7)	161,100	303,408	*
Jerome C. Keller	10,069	(8)	46,200	56,269	*
James V. Manning	210,853	(9)	2,776	213,629	*
Abdool Rahim Moossa	4,341		26,400	30,741	*
William Pence	24,493	(10)	150,000	174,493	*
Herman Sarkowsky	159,438	(11)	81,809	241,247	*
Joseph E. Smith	35,532		95,585	131,117	*
Stanley S. Trotman, Jr.	46,142	(12)	46,200	92,342	*
Anthony Vuolo	191,021	(13)	88,996	280,017	*
Martin J. Wygod	1,516,197	(14)	71,110	1,587,307	2.7%
Steven Zatz, M.D.	65,544	(15)	25,000	90,544	*
All executive officers and directors as a group (16 persons)	2,665,335		1,793,915	4,459,250	7.3%

*	Less than 1%.

(1)	The amounts set forth in this column include shares of WebMD Common Stock held in the accounts of Messrs. Cameron, Keller and Wygod and Dr. Zatz in the 401(k) Plan (which we refer to in this table as 401(k) Plan Shares) in the respective amounts stated in the footnotes below, all of which are vested in accordance with terms of the Plan. The amount set forth in this column for “All executive officers and directors as a group” includes 556 401(k) Plan Shares, all of which are vested in accordance with the terms of the 401(k) Plan.

Certain of the individuals listed in this table are beneficial owners of shares of unvested WebMD Restricted Stock in the respective amounts stated in the footnotes below. Holders of WebMD Restricted Stock have voting power, but not dispositive power, with respect to unvested shares of WebMD Restricted Stock.

(2)	Beneficial ownership is determined under the rules and regulations of the SEC, which provide that shares of common stock that a person has the right to acquire within 60 days are deemed to be outstanding and beneficially owned by that person for the purpose of computing the total number of shares beneficially owned by that person and the percentage ownership of that person. However, those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Accordingly, we have set forth, in the column entitled “Other,” with respect to each person listed, the number of shares of WebMD Common Stock that such person has the right to acquire pursuant to options that are currently exercisable or that will be exercisable within 60 days of April 20, 2011. We have calculated the percentages set forth in the column entitled “Percent of Outstanding” based on the number of shares outstanding as of April 20, 2011 (which was 59,017,084, including all outstanding unvested shares of WebMD Restricted Stock) plus, for each listed person or group, the number of additional shares deemed outstanding, as set forth in the column entitled “Other.”

(3)	This amount is based upon information disclosed by FMR LLC, Fidelity Management & Research Company and Edward C. Johnson, 3d in a Schedule 13G filed with the SEC reporting that FMR Corp. and the other members of the filing group had, as of December 31, 2010, sole power to vote or to direct the vote of 42,214 shares of WebMD Common Stock and sole power to dispose of or to direct the disposition of 8,761,134 shares of WebMD Common Stock. Sole power to vote the other shares of WebMD Common Stock beneficially owned by the filing group resides in the respective boards of trustees of the funds that have invested in the shares.

(4)	The information shown is as of December 31, 2010 and is based upon information disclosed by Kensico Capital Management Corporation, Michael Lowenstein and Thomas J. Coleman in a Schedule 13G filed with the SEC. Such persons reported that they had shared power to dispose of or to direct the disposition of 3,446,028 shares of WebMD Common Stock.

(5)	Includes: 6,390 shares held by Dr. Adler, 3,000 shares held by Dr. Adler through an IRA; and 266 shares held by Dr. Adler’s son.

(6)	Includes: 64,506 shares held by Mr. Cameron; 69 401(k) Plan Shares; and 120,000 unvested shares of WebMD Restricted Stock.

(7)	Includes: 82,308 shares held by Mr. Gattinella; and 60,000 unvested shares of WebMD Restricted Stock.

(8)	Includes: 10,000 shares held by Mr. Keller; and 69 401(k) Plan Shares.

(9)	Includes: 203,965 shares held by Mr. Manning; 5,555 shares held by Mr. Manning through an IRA; and 1,333 shares held by Mr. Manning’s wife through an IRA.

(10)	Includes: 1,993 shares held by Dr. Pence; and 22,500 unvested shares of WebMD Restricted Stock.

(11)	Includes: 135,438 shares held by Mr. Sarkowsky; 2,000 shares held by Mr. Sarkowsky’s wife; 12,000 shares held by SPF Holdings (an entity controlled by Mr. Sarkowsky); and 10,000 shares held by The Sarkowsky Family LLP (entities controlled by Mr. Sarkowsky).

(12)	Includes: 35,207 shares held by Mr. Trotman; and 10,935 shares held by The Stanley S. Trotman, Jr. Trust, of which Mr. Trotman is a trustee.

(13)	Includes: 113,521 shares held by Mr. Vuolo; and 77,500 unvested shares of WebMD Restricted Stock.

(14)	Includes: 30,772 shares held by Mr. Wygod; 105 401(k) Plan Shares; 340,828 shares of unvested WebMD Restricted Stock; 1,070,575 shares held by The Wygod Family Revocable Living Trust, of which Mr. Wygod is a trustee and shares voting and dispositive power; 2,222 shares held by Mr. Wygod’s spouse through an IRA; 31,695 shares held by SYNC, Inc., which is controlled by Mr. Wygod; and 40,000 shares held by the Rose Foundation, a private charitable foundation of which Mr. Wygod is a trustee and shares voting and dispositive power.

(15)	Includes: 43,440 shares held by Dr. Zatz, 104 401(k) Plan Shares; and 22,000 unvested shares of WebMD Restricted Stock.

Equity Compensation Plan Information

The following table contains certain information, as of December 31, 2010, about our equity compensation plans.

			(c)
	(a)	(b)	Number of securities
	Number of securities to be	Weighted-average	remaining available for
	issued upon exercise of	exercise price of	future issuance under equity
	outstanding options,	outstanding options,	compensation plans
	warrants and	warrants	(excluding securities
Plan category(1)	rights	and rights	reflected in column (a))

Equity compensation plans approved by security holders	7,727,273	$32.91	3,784,264
Equity compensation plans not approved by security holders(2)	8,900	$40.60	—

Total	7,736,173	$32.92	3,784,264	(3)

(1)	This table does not include outstanding options to acquire 2,491,582 shares of WebMD Common Stock at a weighted-average exercise price of $24.16 per share, as of December 31, 2010, that were assumed by WebMD in the Merger. We cannot grant additional awards under equity compensation plans assumed in the Merger. For additional information regarding the assumed options, see Note 10 to the Consolidated Financial Statements in this Annual Report. The 2005 Plan is the only equity compensation plan under which we could make grants as of December 31, 2010.

(2)	The plan included in this category is the WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC, which did not require approval of our stockholders under applicable law and Nasdaq rules. We refer to that Plan as the Subimo Plan. A description of the Subimo Plan follows this table.

(3)	In 2010, the 2005 Plan was amended to place a limit on the number of shares available for grants of restricted stock and similar awards for which no exercise or purchase price is payable (often referred to as “full value awards”). The amendment provided that: (a) the number of shares available for full value awards under the 2005 Plan made after the amendment became effective would not exceed 20% of the aggregate number of shares available for grant under the 2005 Plan on October 21, 2010; and (b) if full value awards are forfeited prior to vesting, the limit on the number of shares available for grant as full value awards would be increased by the number of shares underlying the forfeited full value awards (but would not be increased as a result of forfeitures of options). As of December 31, 2010, approximately 774,000 shares were available under the 2005 Plan for grant as full value awards.

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

Director Independence

Our Board of Directors has delegated to the Nominating & Governance Committee of the Board the authority to make determinations regarding the independence of members of the Board. The Nominating & Governance Committee has determined that Drs. Adler and Moossa, and Messrs. Dimick, Keller, Manning, Sarkowsky, Smith and Trotman (all eight of our Non-employee Directors) are “independent” in accordance with the published listing requirements of the Nasdaq Global Select Market applicable generally to members of our Board and, with respect to the committees of our Board on which they serve, those applicable to the specific committees. Messrs. Cameron, Gattinella and Wygod, as employees of our company, are not independent.

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

Related Party Transactions

WebMD and HLTH were reimbursed approximately $320,000 and $322,000 for 2010 and 2009, respectively, by Martin J. Wygod (WebMD’s Chairman of the Board) and a corporation that he controls, for personal use of certain company staff and office facilities and for the personal portion of certain travel expenses.

In December 2010, WebMD made a charitable donation to the Rose Foundation of $1,600,000 to be used to provide funding to a children’s health clinic in Oceanside, CA. The Rose Foundation is a private charitable foundation of which Mr. Wygod is a trustee.

FMR Corp. reported beneficial ownership, as of December 31, 2010, of 8,761,134 shares of WebMD Common Stock, which represented approximately 14.4% of WebMD’s outstanding Common Stock as of that date. Affiliates of FMR Corp. provide record-keeping and administrative services to WebMD in connection with the 401(k) Plan, health savings accounts for WebMD employees and WebMD’s stock-based compensation plans and, until the sale of Porex by HLTH, provided such services in connection with Porex’s 401(k) plan. The aggregate amount charged to WebMD and HLTH for these services was approximately $86,000 for 2010 and $45,000 for 2009. Fidelity Employer Services Company LLC, or FESCO, an affiliate of FMR Corp. that provides human resources administration and benefit administration services to employers, serves as a distributor of WebMD’s private portal services, which are integrated into services that FESCO provides to its clients. WebMD recorded revenue of $5,776,000 in 2010 and $8,072,000 in 2009 related to the FESCO relationship, and $1,587,000 and $2,250,000, respectively, were included in accounts receivable, related to the FESCO relationship, as of December 31, 2010 and December 31, 2009.

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

In addition to retaining Ernst & Young LLP to audit WebMD’s consolidated financial statements for 2010 and 2009 and to review quarterly financial statements during those years (including quarterly financial statements of HLTH in 2009 prior to the Merger), WebMD retained Ernst & Young LLP to provide certain related services. The fees for Ernst & Young LLP’s services were:

Type of Fees	2010	2009

Audit Fees	$978,284	$1,085,818
Audit-Related Fees	85,460	639,165
Tax Fees	214,563	299,965
All Other Fees	2,569	1,995

Total Fees	$1,280,876	$2,026,943

In the above table, in accordance with applicable SEC rules:

•	“audit fees” include: (a) fees for professional services (i) for the audit of consolidated financial statements of WebMD for 2010 and 2009, (ii) for review of the consolidated financial statements included in WebMD’s Quarterly Reports on Form 10-Q filed during each year (and review of the quarterly financial statements of HLTH in 2009 prior to the Merger), and (iii) for the audits of internal control over financial reporting with respect to WebMD for 2010 and 2009; and (b) fees for services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements for each year;

•	“audit-related fees” are fees in each year for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, and included fees related to employee benefit plan and other audits during 2010 and 2009 and, during 2009, also included fees for services related to the Merger and the disposition of Porex;

•	“tax fees” are fees in the year for professional services for tax compliance, tax advice, and tax planning and analysis, a portion of which during 2009 related to the Merger; and

•	“all other fees” are fees in the year for any products and services not included in the first three categories and consisted of a subscription to Ernst & Young’s online research tool.

None of these services was provided pursuant to a waiver of the requirement that such services be pre-approved by the Audit Committee of WebMD (or, if during 2009 prior to the Merger, the Audit Committee of HLTH if applicable). The Audit Committee has determined that the provision by Ernst & Young of non-audit services to WebMD in 2010 is compatible with Ernst & Young maintaining its independence.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 2nd day of May, 2011.

WebMD Health Corp.

By:	/s/ Anthony Vuolo
Anthony Vuolo
Chief Operating Officer and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Description

2	.1*	Stock Purchase Agreement, dated as of August 8, 2006, between HLTH Corporation (“HLTH”) and Sage Software, Inc. (incorporated by reference to Exhibit 2.1 to HLTH’s Current Report on Form 8-K filed on August 11, 2006)
2	.2*	Amended and Restated Agreement and Plan of Merger, dated as of November 15, 2006, among Emdeon Corporation, EBS Holdco, Inc., EBS Master LLC, Emdeon Business Services LLC, Medifax-EDI Holding Company, EBS Acquisition LLC, GA EBS Merger LLC and EBS Merger Co. (incorporated by reference to Exhibit 2.1 to HLTH’s Current Report on Form 8-K filed on November 21, 2006)
2	.3*	Securities Purchase Agreement, dated as of February 8, 2008, among HLTH, EBS Master LLC, the voting members of EBS Master LLC and the purchasers listed therein (incorporated by reference to Exhibit 2.1 to HLTH’s Current Report on Form 8-K filed on February 13, 2008)
2	.4*	Agreement and Plan of Merger, dated as of June 17, 2009, between HLTH Corporation and WebMD Health Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on June 18, 2009, as amended on June 22, 2009)
2	.5*	Stock Purchase Agreement, dated as of September 17, 2009, among SNTC Holding, Inc., Aurora Equity Partners III L.P. and Aurora Overseas Equity Partners III, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by HLTH on September 22, 2009)
2	.6*	Unit Purchase Agreement, dated as of November 2, 2006, by and among the Registrant, Subimo, LLC and the Sellers referred to therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on November 8, 2006) (the “Subimo Purchase Agreement”)
2.7		Amendment, dated December 3, 2008, to the Subimo Purchase Agreement (incorporated by reference to Exhibit 2.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”))
2	.8*	Stock Purchase Agreement, dated as of June 3, 2008, between SNTC Holding, Inc. and General Dynamics Information Technology, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 1, filed on June 10, 2008, to the Current Report on Form 8-K filed by HLTH on June 4, 2008)
2	.9*	Termination and Mutual Release Agreement, dated as of November 18, 2008, among the Registrant, Marketing Technology Solutions Inc., Jay Goldberg and Russell Planitzer (incorporated by reference to Exhibit 2.8 to the 2008 Form 10-K)
2	.10*	Purchase and Release Agreement, dated as of April 20, 2010, between WebMD Health Corp. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2010)
3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))
3.2		Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))
4.1		Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 in Amendment No. 1, filed on August 11, 2009, to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-160530))
4.2		Indenture, dated as of January 11, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Amendment No. 1, filed on January 14, 2011, to the Registrant’s Current Report on Form 8-K filed on January 11, 2011
4.3		Form of 2.50% Convertible Note Due 2018 (included in Exhibit 4.2)
10.1		Form of Indemnification Agreement between HLTH and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

Exhibit No.		Description

10.2		Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (No. 333-124832) (which we refer to as the “IPO Registration Statement”))
10	.3**	WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (incorporated by reference to Exhibit 10.2 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2006)
10.4		Healtheon/WebMD Media Services Agreement dated January 26, 2000 among HLTH, Eastrise Profits Limited and Fox Entertainment Group, Inc. (incorporated by reference to Exhibit 10.5 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000), as amended by Amendment dated February 15, 2001 (incorporated by reference to Exhibit 10.2 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
10	.5**	Amended and Restated Employment Agreement, dated as of August 3, 2005 between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed on August 5, 2005)
10	.6**	Letter Agreement, dated as of February 1, 2006 between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.3 to HLTH’s Current Report on Form 8-K filed on February 2, 2006)
10	.7**	Employment Agreement, dated September 23, 2004, between HLTH and Kevin Cameron (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed September 28, 2004)
10	.8**	Letter Agreement, dated as of February 1, 2006 between HLTH and Kevin M. Cameron (incorporated by reference to Exhibit 10.2 to HLTH’s Current Report on Form 8-K filed on February 2, 2006)
10	.9**	Letter Agreement, dated as of April 27, 2005, between HLTH. and Wayne T. Gattinella (incorporated by reference to Exhibit 99.1 to HLTH’s Current Report on Form 8-K filed on May 3, 2005)
10	.10**	Employment Agreement, dated as of April 28, 2005, between WebMD, Inc. and Wayne T. Gattinella (incorporated by reference to Exhibit 99.1 to HLTH’s Current Report on Form 8-K filed on May 3, 2005)
10	.11**	Form of Amendment to HLTH’s Equity Compensation Plans and Stock Option Agreements (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by HLTH on November 9, 2006)
10	.12**	2001 Employee Non-Qualified Stock Option Plan of HLTH, as amended (incorporated by reference to Exhibit 10.46 to HLTH’s Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10	.13**	2002 Restricted Stock Plan of HLTH and Form of Award Agreement (incorporated by reference to Exhibit 10.21 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.14**	Amended and Restated 1996 Stock Plan of HLTH (incorporated by reference to Exhibit 10.8 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)
10	.15**	Amended and Restated 2000 Long-Term Incentive Plan of HLTH (incorporated by reference to Annex E to HLTH’s Proxy Statement for its 2006 Annual Meeting filed on August 14, 2006)
10	.16**	1991 Director Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-46640) filed March 24, 1992)
10	.17**	Amended and Restated 1991 Special Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.3 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10	.18**	1996 Class C Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.1 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10	.19**	CareInsite, Inc. 1999 Director Stock Option Plan (incorporated by reference to Annex H to the Proxy Statement/Prospectus, filed on August 7, 2000, and included in HLTH’s Registration Statement on Form S-4 (No. 333-39592))

Exhibit No.		Description

10	.20**	WebMD Health Corp. Amended and Restated 2005 Long-Term Incentive Plan (the “2005 LTIP”) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 27, 2010)
10	.21**	Amended and Restated Employment Agreement, dated as of July 14, 2005, between WebMD Health Corp. and Anthony Vuolo (incorporated by reference to Exhibit 99.2 to HLTH’s Current Report on Form 8-K, as amended, filed with the Securities and Exchange Commission on July 19, 2005)
10	.22**	Form of Restricted Stock Agreement with Employees (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162653))
10	.23**	Form of Restricted Stock Agreement with Non-Employee Directors (incorporated by reference to Exhibit 10.49 to the IPO Registration Statement)
10	.24**	Form of Non-Qualified Stock Option Agreement with Employees (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162653))
10	.25**	Form of Non-Qualified Stock Option Agreement with Non-Employee Directors (incorporated by reference to Exhibit 10.51 to the IPO Registration Statement)
10	.26**	Employment Agreement between WebMD Health Holdings, Inc. and Douglas W. Wamsley (incorporated by reference to Exhibit 10.15 to the IPO Registration Statement)
10	.27**	Employment Agreement between WebMD Health Holdings, Inc. and Nan-Kirsten Forte (incorporated by reference to Exhibit 10.16 to the IPO Registration Statement)
10	.28**	Employment Agreement between WebMD Health Holdings, Inc. and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.17 to the IPO Registration Statement)
10	.29**	Employment Agreement between WebMD Health Holdings, Inc. and Craig Froude (incorporated by reference to Exhibit 10.18 to the IPO Registration Statement)
10.30		Agreement of Lease, dated as of June 30, 2004, between III Chelsea Commerce LP and WebMD, Inc. (incorporated by reference to Exhibit 10.45 to the IPO Registration Statement)
10.31		First Amendment to the Lease Agreement, dated as of December 21, 2004, between III Chelsea Commerce LP and WebMD, Inc. (incorporated by reference to Exhibit 10.46 to the IPO Registration Statement)
10	.32†	Services Agreement, dated as of February 12, 2004, between WebMD, Inc. and Fidelity Human Resources Services Company LLC (f/k/a Fidelity Employer Services Company LLC) (incorporated by reference to Exhibit 10.47 to the IPO Registration Statement)
10	.33**	Form of Restricted Stock Agreement between HLTH and Employees for Grants Under HLTH’s 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.57 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)
10	.34**	Form of Non-Qualified Stock Option Agreement between HLTH and Employees for Grants Under HLTH’s 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.58 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)
10	.35**	Form of Non-Qualified Stock Option Agreement between HLTH and Employees for Grants Under HLTH’s 1996 Stock Plan (incorporated by reference to Exhibit 10.59 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)
10	.36**	Amendment No. 2, dated as of December 1, 2008, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed on December 5, 2008)
10	.37**	Letter Agreement, dated December 29, 2008, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.52 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2008)
10	.38**	Amendment to Employment Agreement, dated as of December 16, 2008, between HLTH and Kevin M. Cameron (incorporated by reference to Exhibit 10.53 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit No.		Description

10	.39**	Letter Amendment, dated as of December 10, 2008, between the Registrant and Wayne T. Gattinella (incorporated by reference to Exhibit 10.53 to the 2008 Form 10-K)
10	.40**	Letter Amendment, dated as of July 9, 2009, among HLTH Corporation, WebMD Health Corp. and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 14, 2009)
10	.41**	WebMD, LLC Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.48 to Amendment No. 1, filed on April 29, 2008, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)
10	.42**	Amendment No. 1 to WebMD Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.58 to Amendment No. 1, filed on April 30, 2009, to the 2008 Form 10-K)
10	.43**	Letter Agreement, dated as of October 1, 2007, between the Registrant and William Pence (incorporated by reference to Exhibit 10.59 to Amendment No. 1, filed on April 30, 2009, to the 2008 Form 10-K)
10	.44**	Letter Amendment, dated as of December 10, 2008, between the Registrant and William Pence (incorporated by reference to Exhibit 10.60 to Amendment No. 1, filed on April 30, 2009, to the 2008 Form 10-K)
10	.45**	Amendment, dated as of December 10, 2008 to Amended and Restated Employment Agreement between the Registrant and Anthony Vuolo (incorporated by reference to Exhibit 10.55 to the 2008 Form 10-K)
10	.46**	Letter Amendment, dated as of December 14, 2008, between the Registrant and Nan Forte (incorporated by reference to Exhibit 10.56 to the 2008 Form 10-K)
10	.47**	Letter Agreement, dated as of February 19, 2009, between HLTH and Anthony Vuolo (incorporated by reference to Exhibit 10.57 to the 2008 Form 10-K)
10.48		Note Purchase Agreement, dated October 19, 2009, among SNTC Holding, Inc., Porex Holding Corporation, Porex Corporation and Porex Surgical, Inc. (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed October 20, 2009)
10	.49**	Restricted Stock Agreement, dated November 3, 2009, between the Registrant and Anthony Vuolo (incorporated by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”))
10	.50**	Letter Amendment, dated as of November 3, 2009, between the Registrant and Kevin M. Cameron (incorporated by reference to Exhibit 10.72 to the 2009 Form 10-K)
10	.51**	Letter Amendment, dated as of December 14, 2008, between the Registrant and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.74 to Amendment No. 1, filed April 30, 2010, to the 2009 Form 10-K)
10.52		Letter Agreement, dated March 26, 2010, among SNTC Holding, Inc. and Porex Holding Corporation, Porex Corporation and Porex Surgical Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2010)
10	.53**	Letter Agreement, dated as of June 28, 2010, between the Registrant and Wayne Gattinella (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2010)
10	.54**	Letter Agreement, dated as of June 28, 2010, between the Registrant and Kevin Cameron (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2010)
10	.55**	Letter Agreement, dated as of June 28, 2010, between the Registrant and Anthony Vuolo (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2010)
10	.56**	Letter Amendment, dated as of February 11, 2011, between the Registrant and William Pence***
14.1		Code of Business Conduct (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2010)
21		Subsidiaries of the Registrant****
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm****

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Registrant*****
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Registrant*****
32.1	Section 1350 Certification of Chief Executive Officer of the Registrant****
32.2	Section 1350 Certification of Chief Financial Officer of the Registrant****
99.1	Explanation of Non-GAAP Measures****
99.2	Audit Committee Charter****
99.3	Compensation Committee Charter****
99.4	Nominating & Governance Committee Charter****

*	With respect to the agreements filed as Exhibits 2.1 through 2.6 and Exhibits 2.8 through 2.10, certain of the exhibits and the schedules to those agreements have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

**	Agreement relates to executive compensation.

***	Filed with this Amendment No. 1.

****	Previously filed with this Annual Report on Form 10-K (as originally filed on March 1, 2011).

*****	Filed with this Amendment No. 1 and the required copy was also previously filed with this Annual Report on Form 10-K (as originally filed on March 1, 2011).

†	Portions of this exhibit were redacted pursuant to confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.