Form 10-Q
period 2011-03-31
WebMD Health Corp.
filed 2011-05-10
CIK 1326583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Yes ☐     No ☑

As of May 4, 2011, the Registrant had 59,092,091 shares of Common Stock (including unvested shares of restricted Common Stock).

WEBMD HEALTH CORP.

QUARTERLY REPORT ON FORM 10-Q
For the period ended March 31, 2011

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. The following important risks and uncertainties could affect our future results, causing those results to differ materially from those expressed in our forward-looking statements:

•	failure to achieve sufficient levels of usage of our public and private portals and mobile platforms;

•	the inability to successfully deploy new or updated applications or services;

•	competition in attracting consumers and healthcare professionals to our public portals and mobile platforms;

•	competition for advertisers and sponsors for our public portals and mobile platforms;

•	events or conditions that have a negative effect on promotional or educational spending by pharmaceutical and biotechnology companies or on the portion of that spending used for Internet-based services like ours;

•	the inability to attract and retain qualified personnel;

•	adverse economic conditions and disruptions in the capital markets;

•	adverse changes in general business or regulatory conditions affecting the healthcare, information technology and Internet industries; and

•	the other risks and uncertainties described in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

PART I
FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,065,383	$400,501
Accounts receivable, net of allowance for doubtful accounts of $1,710 at March 31, 2011 and $1,493 at December 31, 2010	128,760	134,448
Prepaid expenses and other current assets	13,389	12,161
Deferred tax assets	22,459	23,467

Total current assets	1,229,991	570,577
Property and equipment, net	59,220	61,516
Goodwill	202,104	202,104
Intangible assets, net	21,970	22,626
Deferred tax assets	67,335	71,125
Other assets	47,584	14,254

TOTAL ASSETS	$1,628,204	$942,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$46,333	$53,181
Deferred revenue	96,824	97,043
Liabilities of discontinued operations	17,185	17,327

Total current liabilities	160,342	167,551
2.25% convertible notes due 2016	400,000	—
2.50% convertible notes due 2018	400,000	—
Other long-term liabilities	22,056	21,756
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 650,000,000 shares authorized; 62,403,290 shares issued at March 31, 2011 and 62,401,272 shares issued at December 31, 2010	624	624
Additional paid-in capital	9,450,676	9,462,373
Treasury stock, at cost; 4,601,914 shares at March 31, 2011 and 2,485,391 shares at December 31, 2010	(244,526)	(129,589)
Accumulated deficit	(8,560,968)	(8,580,513)

Stockholders’ equity	645,806	752,895

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,628,204	$942,202

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenue	$131,609	$108,030
Cost of operations	48,449	42,994
Sales and marketing	32,294	28,407
General and administrative	22,821	18,809
Depreciation and amortization	6,424	7,015
Interest income	16	3,409
Interest expense	3,141	5,139
Loss on convertible notes	—	3,727
Gain (loss) on investments	14,060	(28,848)
Other expense, net	53	298

Income (loss) before income tax provision (benefit)	32,503	(23,798)
Income tax provision (benefit)	12,958	(20,008)

Net income (loss)	$19,545	$(3,790)

Net income (loss) per common share:
Basic	$0.33	$(0.07)

Diluted	$0.32	$(0.07)

Weighted-average shares outstanding used in computing per share amounts:
Basic	58,184	52,191

Diluted	67,173	52,191

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$19,545	$(3,790)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,424	7,015
Non-cash interest, net	516	2,090
Non-cash stock-based compensation	9,813	7,837
Deferred income taxes	4,798	(21,463)
Loss on convertible notes	—	3,727
(Gain) loss on investments	(14,060)	28,848
Changes in operating assets and liabilities:
Accounts receivable	5,688	(2,429)
Prepaid expenses and other, net	622	(1,829)
Accrued expenses and other long-term liabilities	(7,642)	(14,224)
Deferred revenue	(219)	21,665

Net cash provided by continuing operations	25,485	27,447
Net cash used in discontinued operations	(142)	(8,233)

Net cash provided by operating activities	25,343	19,214
Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	—	4,500
Proceeds received from ARS option	5,240	—
Purchases of property and equipment	(4,849)	(3,114)
Finalization of sale price of discontinued operations	—	(1,430)

Net cash provided by (used in) investing activities	391	(44)
Cash flows from financing activities:
Proceeds from exercise of stock options	10,220	28,224
Cash used for withholding taxes due on stock-based awards	(3,172)	(22,449)
Net proceeds from issuance of 2.50% Notes and 2.25% Notes	774,745	—
Repurchases of 3 1/8% Notes	—	(22,565)
Purchases of treasury stock	(150,000)	(13,345)
Excess tax benefit on stock-based awards	7,355	1,413

Net cash provided by (used in) financing activities	639,148	(28,722)

Net increase (decrease) in cash and cash equivalents	664,882	(9,552)
Cash and cash equivalents at beginning of period	400,501	459,766

Cash and cash equivalents at end of period	$1,065,383	$450,214

See accompanying notes.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, unaudited)

1.	Summary of Significant Accounting Policies

Background

WebMD Health Corp. (the “Company” or “WebMD”) is a Delaware corporation that was incorporated on May 3, 2005. The Company completed an initial public offering on September 28, 2005. From the completion of the initial public offering through the completion of the Company’s merger with HLTH Corporation (“HLTH”) on October 23, 2009 (the “Merger”), the Company was more than 80% owned by HLTH. On October 23, 2009, the Merger was completed, with HLTH merging into WebMD and WebMD continuing as the surviving corporation. In the Merger, each share of HLTH Common Stock was converted into 0.4444 shares of WebMD Common Stock. In these Consolidated Financial Statements, the defined term “Company” refers not only to WebMD but also, where the context requires, to HLTH. The specific names of HLTH and WebMD are used only where there is a need to distinguish between the legal entities. In addition, all references in these Consolidated Financial Statements to amounts of shares of HLTH Common Stock and to market prices or purchase prices for HLTH Common Stock have been adjusted to reflect the 0.4444 exchange ratio in the Merger (the “Exchange Ratio”), and expressed as the number of shares of WebMD Common Stock into which the HLTH Common Stock would be converted in the Merger and the equivalent price per share of WebMD Common Stock. Similarly, the exercise price of options and warrants to purchase HLTH Common Stock and the number of shares subject to those options and warrants have been adjusted to reflect the Exchange Ratio.

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

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results to be expected for any subsequent period or for the entire year ending December 31, 2011. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principles (“GAAP”) have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

The unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Net Income (Loss) Per Common Share

Basic income per common share has been computed using the weighted-average number of shares of Common Stock outstanding during the period, adjusted to give effect to participating non-vested restricted stock during the periods it was outstanding. Diluted income per common share has been computed using the weighted-average number of shares of Common Stock outstanding during the period, increased to give effect

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to potentially dilutive securities and assumes that any dilutive convertible notes were converted, only in the periods in which such effect is dilutive (shares in thousands):

	Three Months Ended March 31,
	2011	2010

Numerator:
Net income (loss)	$19,545	$(3,790)
Effect of participating non-vested restricted stock	(170)	—

Net income (loss) — Basic	19,375	(3,790)
Interest expense on 2.50% Notes, net of tax	1,503	—
Interest expense on 2.25% Notes, net of tax	315	—

Net income (loss) — Diluted	$21,193	$(3,790)

Denominator:
Weighted-average shares — Basic	58,184	52,191
Employee stock options and restricted stock	2,527	—
2.50% Notes	5,377	—
2.25% Notes	1,085	—

Adjusted weighted-average shares after assumed conversions — Diluted	67,173	52,191

Net income (loss) per common share — Basic	$0.33	$(0.07)

Net income (loss) per common share — Diluted	$0.32	$(0.07)

The Company has excluded convertible subordinated notes and convertible notes, as well as certain outstanding stock options and restricted stock, from the calculation of diluted income per common share during the periods in which such securities were anti-dilutive. The following table presents the total weighted average number of potentially dilutive common shares that were excluded from the computation of diluted income (loss) per common share during the periods presented (shares in thousands):

	Three Months Ended March 31,
	2011	2010

Options and restricted stock	1,968	16,928
Convertible notes	—	11,839

	1,968	28,767

Recent Accounting Pronouncement

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

For contracts that contain multiple deliverables that were entered into prior to January 1, 2011, revenue is allocated to each deliverable based on its relative fair value determined using vendor-specific objective evidence (“VSOE”). In certain instances where fair value does not exist for all the elements, the amount of revenue allocated to the delivered elements equals the total consideration less the fair value of the undelivered elements

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the extent VSOE exists for the undelivered elements. In instances where fair value does not exist for the undelivered elements, the entire consideration is recognized over the period that the last element is delivered.

Contracts that contain multiple deliverables that were entered into subsequent to January 1, 2011 are subject to Accounting Standards Update No. 2009-13 Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 requires the allocation of revenue to each deliverable of multiple-deliverable revenue arrangements, based on the relative selling price of each deliverable. It also changes the level of evidence of selling price required to separate deliverables by allowing a Company to make its best estimate of the standalone selling price of deliverables when more objective evidence of selling price is not available.

The Company adopted ASU 2009-13 on a prospective basis for arrangements entered into or materially modified on or subsequent to January 1, 2011. Beginning January 1, 2011, pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple deliverables, the Company allocates revenue to each deliverable based on relative selling price. The selling price for a deliverable is based on VSOE if available, third-party evidence (“TPE”) if VSOE is not available, or best estimate of selling price if neither VSOE nor TPE is available. The Company then recognizes revenue on each deliverable in accordance with its revenue recognition policies over the period that delivery occurs. VSOE of selling price is based on the price charged when the deliverable is sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices fall within a reasonable range based on historical pricing trends for specific products and services. TPE is based on competitor prices of similar deliverables when sold separately. The Company is not able to determine TPE of selling price as it is unable to reliably determine what competitor’s selling prices are for comparable services, combined with the fact that its services often contain unique features and customizations such that comparable services do not exist. The determination of best estimate of selling price is a judgemental process that considers multiple factors including, but not limited to recent selling prices and related discounting practices for each service, market conditions, customer classes, sales channels and other factors.

As a result of the adoption of ASU 2009-13, revenue for the three months ended March 31, 2011 was approximately $1,800 higher than the revenue that would have been recorded under the previous accounting standards. The impact on diluted income per share was $0.02 during the three months ended March 31, 2011. This resulted from services that were provided or partially provided during the three months ended March 31, 2011, for certain deliverables of the Company’s multiple deliverable arrangements which the Company would have previously deferred the related revenue under the previous accounting standards. During the three months ended March 31, 2011, the Company assigned value to these deliverables using its best estimate of selling price, and recognized revenue as they were delivered. The multiple deliverable arrangements that were impacted by ASU 2009-13 related to the Company’s public portal revenues and the services underlying such arrangements are generally delivered over periods of twelve months or less. The Company is not able to reasonably estimate the effect of adopting ASU 2009-13 on future periods as the impact will vary based on many factors including, but not limited to, the quantity and size of new or materially modified multiple-deliverable arrangements entered into, as well as the nature of the various services contained within those arrangements and the time periods over which those services are delivered.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

2.	Discontinued Operations

EPS

On September 14, 2006, the Company completed the sale of Emdeon Practice Services, Inc. (together with its subsidiaries, “EPS”) to Sage Software, Inc. (“Sage Software”), an indirect wholly owned subsidiary of The Sage Group plc (the “EPS Sale”). The Company has certain indemnity obligations to advance amounts for reasonable defense costs for initially ten, and now four, former officers and directors of EPS, who were indicted in connection

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the previously disclosed investigation by the United States Attorney for the District of South Carolina (the “Investigation”), which is more fully described in Note 9. In connection with the EPS Sale, the Company agreed to indemnify Sage Software relating to these indemnity obligations. During the years ended December 31, 2007, 2008 and 2009, the Company recorded pre-tax charges of $73,347, $29,078 and $14,367, respectively, which represented the Company’s estimate of its costs related to this matter. As described in more detail in Note 9, two of the former officers and directors of EPS were found guilty; however the Court set the verdict aside on May 27, 2010 and entered a judgment of acquittal. The government entered a notice of appeal with respect to the Court’s order and such appeal is pending. Two other former officers of EPS are awaiting trial in Tampa, Florida, which was scheduled to begin on October 4, 2010; however, on July 9, 2010 the Court in Tampa placed the case against those defendants on hold pending resolution of the appeal of the South Carolina ruling. As of March 31, 2011 and December 31, 2010, the remaining accrual with respect to the costs for these matters was $7,385 and $7,527, respectively, and is included within liabilities of discontinued operations on the accompanying consolidated balance sheets. The ultimate outcome of this matter is still uncertain and, accordingly, the amount of cost the Company may ultimately incur could be substantially more than the reserve the Company has currently provided. If the recorded reserves are insufficient to cover the ultimate cost of this matter, the Company will need to record additional charges to its consolidated statement of operations in future periods.

Also included within liabilities of discontinued operations related to this matter is $5,000, as of March 31, 2011 and December 31, 2010, which represents certain reimbursements received from the Company’s insurance carriers between July 31, 2008 and March 31, 2011. The Company deferred recognizing these insurance reimbursements within the consolidated statement of operations given the pending Coverage Litigation, which is more fully described in Note 9.

3.	Convertible Notes

Repurchase and Conversions of 3 1/8% Notes

During the three months ended March 31, 2010, the Company repurchased $19,307 principal amount of its 3 1/8% Convertible Notes due 2025 (the “3 1/8% Notes”) for $22,565 in cash. In addition, the holders of the 3 1/8% Notes converted $83,927 principal amount into 2,396,129 shares of WebMD common stock. The Company recognized an aggregate pre-tax loss of $3,727 related to the repurchase and conversions of the 3 1/8% Notes, which is reflected as loss on convertible notes in the accompanying consolidated statement of operations during the three months ended March 31, 2010. The loss included the expensing of remaining deferred issuance costs outstanding related to the repurchased and converted notes. No 3 1/8% Notes were outstanding at March 31, 2011 or December 31, 2010.

2.50% Convertible Notes due 2018

On January 11, 2011, the Company issued $400,000 aggregate principal amount of 2.50% Convertible Notes due 2018 (the “2.50% Notes”) in a private offering. Unless previously converted, the 2.50% Notes will mature on January 31, 2018. Net proceeds from the sale of the 2.50% Notes were approximately $387,345, after deducting the related offering expenses, of which approximately $100,000 was used to repurchase 1,920,490 shares of the Company’s Common Stock at a price of $52.07 per share, the last reported sale price of the Company’s Common Stock on January 5, 2011, which repurchase settled on January 11, 2011. Interest on the 2.50% Notes is payable semi-annually on January 31 and July 31 of each year, commencing July 31, 2011. Under the terms of the 2.50% Notes, holders may surrender their 2.50% Notes for conversion into the Company’s Common Stock at an initial conversion rate of 15.1220 shares of Common Stock per thousand dollars principal amount of the 2.50% Notes. This is equivalent to an initial conversion price of approximately $66.13 per share of Common Stock. In the aggregate, the 2.50% Notes are convertible into 6,048,800 shares of the Company’s Common Stock. The conversion rate may be adjusted under certain circumstances. Under the terms of the 2.50% Notes, if the Company undergoes certain change of control transactions prior to the maturity date of the 2.50% Notes, holders of the 2.50% Notes will have the right, at their option, to require the Company to repurchase some or all of their 2.50% Notes at a repurchase price equal to 100% of the

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principal amount of the 2.50% Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. At the Company’s option, and to the extent permitted by the applicable rules of the Nasdaq Global Select Market (or the applicable rules of such other exchange on which the Company’s Common Stock may be listed), instead of paying the repurchase price in cash, the Company may pay the repurchase price in shares of its Common Stock or a combination of cash and shares of its Common Stock.

2.25% Convertible Notes due 2016

On March 14, 2011, the Company issued $400,000 aggregate principal amount of 2.25% Convertible Notes due 2016 (the “2.25% Notes”) in a private offering. Unless previously converted, the 2.25% Notes will mature on March 31, 2016. Net proceeds from the sale of the 2.25% Notes were approximately $387,400, after deducting the related offering expenses, of which approximately $50,000 was used to repurchase 868,507 shares of the Company’s Common Stock at a price of $57.57 per share, the last reported sale price of the Company’s Common Stock on March 8, 2011, which repurchase settled on March 14, 2011. Interest on the 2.25% Notes is payable semi-annually on March 31 and September 30 of each year, commencing September 30, 2011. Under the terms of the 2.25% Notes, holders may surrender their 2.25% Notes for conversion into the Company’s Common Stock at an initial conversion rate of 13.5704 shares of Common Stock per thousand dollars principal amount of the 2.25% Notes. This is equivalent to an initial conversion price of approximately $73.69 per share of Common Stock. In the aggregate, the 2.25% Notes are convertible into 5,428,160 shares of the Company’s Common Stock. The conversion rate may be adjusted under certain circumstances. Under the terms of the 2.25% Notes, if the Company undergoes certain change of control transactions prior to the maturity date of the 2.25% Notes, holders of the 2.25% Notes will have the right, at their option, to require the Company to repurchase some or all of their 2.25% Notes at a repurchase price equal to 100% of the principal amount of the 2.25% Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. At the Company’s option, and to the extent permitted by the applicable rules of the Nasdaq Global Select Market (or the applicable rules of such other exchange on which the Company’s Common Stock may be listed), instead of paying the repurchase price in cash, the Company may pay the repurchase price in shares of its Common Stock or a combination of cash and shares of its Common Stock.

4.	Related Party Transaction

Fidelity Employer Services Company LLC

Fidelity Employer Services Company LLC (“FESCO”) is a distributor of the Company’s private portals, integrating the private portals product into the human resources administration and benefit administration services that FESCO provides to its employer clients. The Company recorded revenue of $1,433 and $1,457 during the three months ended March 31, 2011 and 2010, respectively, and $1,724 and $1,587 was included in accounts receivable as of March 31, 2011 and December 31, 2010, respectively, related to the FESCO agreement. FESCO is an affiliate of FMR LLC, which reported beneficial ownership of shares that represent approximately 14.9% of the Company’s Common Stock as of March 31, 2011. Affiliates of FMR LLC also provide administrative and recordkeeping services to the Company in connection with the Company’s 401(k) plan, stock-based compensation plans and the health savings accounts of Company employees.

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

The Company did not have any Level 2 assets as of March 31, 2011 and December 31, 2010. The following table sets forth the Company’s Level 1 and Level 3 financial assets that were measured and recorded at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

		March 31, 2011			December 31, 2010
	Fair Value	Amortized		Gross	Amortized		Gross
	Estimate	Cost	Fair	Unrealized	Cost	Fair	Unrealized
	Using:	Basis	Value	Gains	Basis	Value	Gains (Losses)

Cash and cash equivalents	Level 1	$1,065,383	$1,065,383	$—	$400,501	$400,501	$—
ARS Option	Level 3	$13,065	$13,065	$—	$4,245	$4,245	$—

The following table reconciles the beginning and ending balances of the Company’s Level 3 assets, which consist of the ARS Option at March 31, 2011 and December 31, 2010:

	Three Months Ended March 31,
	2011	2010
	ARS	Auction Rate	Senior
	Option	Securities	Secured Notes

Fair value as of the beginning of the period	$4,245	$279,701	$63,826
Redemptions	(5,240)	(4,500)	—
(Loss) gain included in earnings	14,060	(29,508)	—
Interest income accretion included in earnings	—	—	287
Changes in unrealized gains/losses included in other comprehensive income	—	40,806	1,362

Fair value as of the end of the period	$13,065	$286,499	$65,475

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As described above, while the Company originally recorded a loss of $60,108 relating to its holdings of ARS in the March 2008 quarter, the Company was required to reclassify $26,848 of that charge as an unrealized loss through stockholders’ equity when WebMD was required to adopt new authoritative guidance related to other-than-temporary impairments effective April 1, 2009, which had the effect of increasing the cost basis of the ARS by that amount. As a result, during 2010, the Company recorded an additional charge of $29,508, representing the difference between the cost basis of its ARS holdings and the proceeds received on April 20, 2010. In connection with the sale of the ARS, the Company recorded a deferred income tax benefit of approximately $22,000 primarily related to the reversal of income tax valuation allowance attributable to its ARS. Additionally the Company recognized gains of $14,712 and $14,060 related to the ARS Option described above during the period from April 20, 2010 through December 31, 2010 and during the three months ended

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2011, respectively. Through the ARS Option, the Company received cash proceeds of $10,467 and $5,240 during the period from April 20, 2010 through December 31, 2010 and during the three months ended March 31, 2011, respectively. The value of the ARS Option as of March 31, 2011 is estimated to be $13,065 and is reflected in other assets within the accompanying balance sheet. The ARS Option has been classified as a Level 3 asset as its valuation requires substantial judgment. The historical redemption activity of the specific ARS underlying the ARS Option was the most significant assumption used to determine an estimated value of the ARS Option. The Company is required to reassess the value of the ARS Option at each reporting period, and any changes in value will be recorded within the statement of operations in future periods.

The Company also holds an investment in a privately held company which is carried at cost, and not subject to fair value measurements. However, if events or circumstances indicate that its carrying amount may not be recoverable, it would be reviewed for impairment. The total amount of this investment is $6,471 and it is included in other assets on the accompanying consolidated balance sheets.

For disclosure purposes, the Company is required to measure the outstanding value of its debt on a recurring basis. The following table presents the carrying value and estimated fair value of the Company’s convertible notes that were carried at historical cost as of March 31, 2011:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
2.50% Notes	$400,000	$402,252	$—	$—
2.25% Notes	400,000	386,416	—	—

6.	Comprehensive Income

Comprehensive income is comprised of net income (loss) and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income (loss), such as changes in unrealized losses on securities. The following table presents the components of comprehensive income:

	Three Months
	Ended
	March 31,
	2011	2010

Unrealized holding gains	$—	$13,837
Unrealized losses recognized in earnings	—	28,848

Other comprehensive income	—	42,685
Net income (loss)	19,545	(3,790)

Comprehensive income	$19,545	$38,895

7.	Stock Repurchase Program, 2010 Tender Offers and Other Repurchases

On December 4, 2008, the Company announced the authorization of a stock repurchase program (the “Program”), at which time the Company was authorized to use up to $30,000 to purchase shares of WebMD common stock, from time to time, in the open market, through block trades or in private transactions, depending on market conditions and other factors. During the three months ended March 31, 2010, the Company repurchased 166,438 shares at an aggregate cost of $6,527 under the Program. No shares were repurchased under the Program during the three months ended March 31, 2011. As of March 31, 2011, a total of $15,086 remained available for repurchases under the Program. Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying consolidated balance sheets.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 8, 2010, the Company completed a tender offer through which it repurchased 3,000,000 shares of its Common Stock at a price of $52.00 per share for total consideration of $156,421 which includes $421 of costs directly attributable to the purchase. On April 8, 2010, the Company completed a tender offer through which it repurchased 5,172,204 shares of its Common Stock at a price of $46.80 per share for total consideration of $242,795 which includes $736 of costs directly attributable to the purchase.

On January 5, 2011, the Company used $100,000 of the proceeds of the 2.50% Notes to repurchase 1,920,490 shares of the Company’s Common Stock at a price of $52.07 per share. Additionally, on March 8, 2011, the Company used $50,000 of the proceeds of the 2.25% Notes to repurchase 868,507 shares of the Company’s Common Stock at a price of $57.57 per share. See Note 3 for further discussion of the Company’s 2.50% Notes and 2.25% Notes. Neither of these share repurchases were made under the Program.

8.	Intangible Assets

Intangible assets subject to amortization consist of the following:

	March 31, 2011				December 31, 2010
				Weighted				Weighted
	Gross			Average	Gross			Average
	Carrying	Accumulated		Remaining	Carrying	Accumulated		Remaining
	Amount	Amortization	Net	Useful Life(a)	Amount	Amortization	Net	Useful Life(a)

Content	$15,954	$(15,954)	$—	—	$15,954	$(15,954)	$—	—
Customer relationships	34,057	$(19,283)	14,774	7.2	34,057	$(18,760)	15,297	7.5
Technology and patents	14,700	(14,700)	—	—	14,700	(14,700)	—	—
Trade names-definite lives	6,030	(3,298)	2,732	5.2	6,030	(3,165)	2,865	5.4
Trade names-indefinite lives	4,464	—	4,464	n/a	4,464	—	4,464	n/a

Total	$75,205	$(53,235)	$21,970		$75,205	$(52,579)	$22,626

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

Amortization expense was $656 and $1,077 during the three months ended March 31, 2011 and 2010, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year Ending December 31:
2011 (April 1st to December 31st)	$1,970
2012	$2,627
2013	$2,627
2014	$2,627
2015	$2,617
Thereafter	$5,038

9.	Commitments and Contingencies

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On December 15, 2005, the United States Attorney announced indictments of ten former officers and employees of Medical Manager Health Systems including Michael A. Singer, a former Chief Executive Officer of Medical Manager Health Systems and a former director of HLTH, who was last employed by HLTH as its Executive Vice President, Physician Software Strategies until February 2005, John H. Kang, a former President of Medical Manager Health Systems, who was employed until May 2001, and John P. Sessions, a former President and Chief Operating Officer of Medical Manager Health Systems, who was employed until September 2003. The indictment initially charged the defendants with conspiracy to commit mail, wire and securities fraud, a violation of Title 18, United States Code, Section 371 and conspiracy to commit money laundering, a violation of Title 18, United States Code, Section 1956(h) but the second count was dismissed in 2009. The allegations set forth in the indictment describe activities that are substantially similar to those described above with respect to the January 2005 plea agreements. One of the defendants passed away in 2008 and was dismissed from the indictment. Four of the defendants have been dismissed from the case and two defendants were severed from the case and their cases were transferred to Tampa, Florida. In addition, Mr. Singer has entered into a Deferred Prosecution Agreement with the United States pursuant to which all charges were dismissed against Mr. Singer on July 26, 2010. The trial of John Kang and John Sessions, former officers of Medical Manager Health Systems, began on January 19, 2010 and on March 1, 2010 both men were found guilty by the jury; however, the Court set the verdict aside on May 27, 2010 and entered a judgment of acquittal. On January 19, 2011, the Court granted the motion of the Messrs. Kang and Sessions for a new trial in the event that the government’s appeal of the Court’s ruling to set aside the verdict is successful. The government is in the process of deciding whether it will appeal both of these rulings. The trial of the remaining two defendants was scheduled to begin on October 4, 2010; however, on July 9, 2010, the Court in Tampa placed the case against those defendants on hold pending resolution of the appeal of the South Carolina ruling.

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

HLTH had (and the Company has assumed in the Merger) certain indemnity obligations to advance amounts for reasonable defense costs for the former officers and directors of EPS. Through March 31, 2011 the Company recorded pre-tax charges aggregating $116,792 related to its estimated liability with respect to these indemnity obligations. See Note 2 for a more detailed discussion regarding these charges.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On September 9, 2008 and February 4, 2009, respectively, the eighth and ninth level carriers of the Synetic Policies notified HLTH that they believed that they were not bound by the Court’s July 31, 2008 order regarding the duty of the Synetic carriers to advance and reimburse defense costs. This resulted in HLTH making a motion to the Court on February 23, 2009 to require such eighth and ninth level carriers to advance and reimburse defense costs. HLTH later settled with the eighth level carrier. Under the terms of the settlement such carrier has paid, in full and final settlement, an agreed-upon percentage of the policy amount against each payment of defense costs made by the Company as such policy was implicated. On April 15, 2009, the ninth level carrier made a cross-motion for summary judgment claiming that, in light of a policy endorsement applicable only to the ninth level carrier, because of the time period during which the conspiracy charged in the Second Superseding Indictment is alleged to have taken place, the Synetic Policy issued by such carrier does not cover HLTH’s indemnification obligations. HLTH believed that such carrier’s motion was without merit and responded to the motion. On July 15, 2009, the Court granted summary judgment in favor of the ninth level carrier and unless and until the Company successfully appeals such decision, the ninth level carrier is not liable to pay any portion of the $10,000 total coverage of its policy with respect to the Company’s indemnification obligations. As of March 31, 2011, $84,200 has been paid by insurance companies representing the EPS Policies and the Synetic Policies through a combination of payment under the terms of the Policies, payment under reservation of rights or through settlement. Of this amount, $62,800 represents the portion received through settlement.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the Coverage Litigation, on December 22, 2009, TIG Specialty Insurance Company (“TIG”), the second level issuer of the EPS Policies, commenced an action against the Company to recover the $5,000 that TIG advanced to the Company in 2006. The Company and TIG settled the matter in 2010.

The Company intends to continue to satisfy its legal obligations to the indicted individuals with respect to advancement of amounts for their defense costs.

Roger H. Kaye and Roger H. Kaye, MD PC v. WebMD, LLC, et al.

In December 2009, a lawsuit was filed by Dr. Roger H. Kaye (and Roger H. Kaye MD PC) individually, and as an alleged class action, under the Telephone Consumer Protection Act (the “TCPA”) and under a similar Connecticut statute, in the U.S. District Court for the District of Connecticut against subsidiaries of the Company. The lawsuit claims that faxes allegedly sent during the period from August 1, 2006 to April 21, 2010 by subsidiaries of the Company and by The Little Blue Book business that the Company sold in September 2009 were sent in violation of the TCPA and the Connecticut statute. With respect to the TCPA claims, the lawsuit seeks statutory damages in excess of $5,000 for each of two classes of plaintiffs, and a trebling of those damages. With respect to the claims under the Connecticut statute, under which trebling is unavailable, the lawsuit additionally seeks an undetermined amount of damages. In April 2010, Plaintiffs filed an amended complaint making substantially the same claims as were asserted in the original complaint. The Company’s subsidiaries have filed their answer as well as a motion to dismiss the action with prejudice on the grounds that the Court lacks subject matter jurisdiction and also filed a motion to stay discovery, which was granted pending resolution of the motion to dismiss. On July 8, 2010, the Court denied the motion to dismiss and ordered that class-related discovery should proceed, while continuing a stay of full merits discovery. The parties have agreed on terms to settle the matter and, on May 1, 2011, the Court entered a final order approving the settlement and dismissing the lawsuit. The Company believes that any costs related to this litigation are covered by insurance, subject to the Company’s deductible.

Daniel Rodimer, et.al., on behalf of themselves and all others similarly situated v. Apple, Inc., et. al.

On February 17, 2011, the Company was served with a complaint in this lawsuit, which is pending in the United States District Court for the Northern District of California. The Plaintiffs are seeking to have the case certified as a class action. The complaint alleges that Apple, Inc. (“Apple”) and several other defendants, including one or more subsidiaries of the Company, have violated several Federal and California statues and are also liable under various common law claims in connection with the distribution of software applications for mobile devices through Apple’s iTunes store. The Federal Statutes that are alleged to have been violated are the Computer Fraud and Abuse Act, 18 U.S.C. § 1030; and the Electronic Communications Privacy Act, 18 U.S.C. § 2510. The complaint seeks injunctive relief as well as damages in unspecified amounts. On April 20, 2011, Plaintiffs and the Company signed an agreement tolling the statutes of limitations applicable to Plaintiffs’ alleged claims against the Company. On April 21, 2011, Plaintiffs filed a first consolidated class action complaint that did not name the Company as a party. Pursuant to the terms of the tolling agreement, Plaintiffs dismissed the Company from the case without prejudice, with each party bearing its own costs, and with the reservation of the right to name the Company as party at a subsequent time, subject to any substantive defenses available to the Company. The tolling agreement may be terminated by either party upon 30 days’ written notice.

Other Legal Proceedings

In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters, including those discussed in Note 9 to the Consolidated Financial Statements included in the Company’s 2010 Annual Report on Form 10-K, has yet to

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be determined, the Company does not believe that their outcomes will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

10.	Stock-Based Compensation

Prior to the Merger on October 23, 2009, HLTH had various stock-based compensation plans (collectively, the “HLTH Plans”) under which directors, officers and other eligible employees received awards of options to purchase HLTH Common Stock and restricted shares of HLTH Common Stock. WebMD also had similar stock-based compensation plans (the “WebMD Plans”) that provide for the grant of stock options, restricted stock awards, and other awards based on WebMD Common Stock. In connection with the Merger, all outstanding stock options and restricted stock awards under the HLTH Plans were converted into outstanding stock options and restricted stock awards of WebMD based on the Merger exchange ratio of 0.4444. The following sections of this note present the historical activity of the HLTH Plans (on a converted basis after giving effect to the Merger exchange ratio of 0.4444) combined with the historical activity of the WebMD Plans, which are collectively referred to as the “Plans”.

The 2005 Long-Term Incentive Plan, (as amended, the “2005 Plan”) is the only plan under which future grants can be made. The maximum number of shares of the Company’s Common Stock that may be subject to awards under the 2005 Plan was 18,200,000 as of March 31, 2011, subject to adjustment in accordance with the terms of the 2005 Plan. The Company had an aggregate of 3,366,458 shares of Common Stock available for future grants under the 2005 Plan at March 31, 2011.

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

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Shares	per Share	(In Years)	Value(1)

Outstanding at January 1, 2011	10,227,755	$30.79
Granted	408,400	52.82
Exercised	(873,029)	28.35
Cancelled	(110,594)	37.25

Outstanding at March 31, 2011	9,652,532	$31.87	7.3	$208,715

Vested and exercisable at the end of the period	3,869,804	$28.06	6.0	$98,646

(1)	The aggregate intrinsic value is based on the market price of the Company’s Common Stock on March 31, 2011, which was $53.42, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on March 31, 2011.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

combined with assumptions for future exercise activity. The risk-free rate is based on the U.S. Treasury yield curve for periods equal to the expected term of the options on the grant date.

	Three Months Ended
	March 31,
	2011	2010

Expected dividend yield	0.0%	0.0%
Expected volatility	0.30	0.25
Risk-free interest rate	1.97%	1.61%
Expected term (years)	4.6	3.4
Weighted average fair value of options granted during the period	$15.38	$8.52

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

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Balance at January 1, 2011	1,106,751	$33.13
Granted	129,000	53.90
Vested	(139,243)	25.72
Forfeited	(9,000)	42.89

Balance at March 31, 2011	1,087,508	$36.47

Proceeds received from the exercise of options to purchase shares of the Company’s Common Stock were $10,220 and $28,224 during the three months ended March 31, 2011 and 2010, respectively. Additionally, in connection with the exercise of certain stock options and the vesting of restricted stock, the Company made payments of $3,172 and $22,449 during the three months ended March 31, 2011 and 2010, respectively, related to employee statutory withholding taxes that were satisfied by withholding shares of Common Stock of equal value from the respective employees. The proceeds and payments described above are reflected within cash flows from financing activities within the accompanying consolidated statements of cash flows.

The intrinsic value related to stock options that were exercised, combined with the fair value of shares of restricted stock that vested, aggregated $30,303 and $92,251 for the three months ended March 31, 2011 and 2010, respectively.

Other

Each year, the Company issues shares of its Common Stock to each WebMD non-employee director with a value equal to their annual board and committee retainers. The Company recorded $86 and $92 of stock-based compensation expense for the three months ended March 31, 2011 and 2010, respectively, in connection with these issuances.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended
	March 31,
	2011	2010

Stock options	$6,623	$5,787
Restricted stock	3,104	1,958
Other	86	92

Total stock-based compensation expense	$9,813	$7,837

Included in:
Cost of operations	$2,103	$1,789
Sales and marketing	2,391	2,193
General and administrative	5,319	3,855

Total stock-based compensation expense	$9,813	$7,837

As of March 31, 2011, approximately $79,600 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 2.7 years, related to the Plans.

Tax benefits attributable to stock-based compensation represented 39% and 40% of stock-based compensation expense during the three months ended March 31, 2011 and 2010, respectively.

11.	Other Expense, Net

Other expense, net consists of the following items:

	Three Months Ended March 31,
	2011	2010

Reduction of tax contingencies(a)	$—	$178
Legal expense(b)	(53)	(476)

Other expense, net	$(53)	$(298)

(a)	Represents the reduction of certain sales and use tax contingencies resulting from the expiration of various statutes.

(b)	Represents the costs and expenses incurred by the Company related to the investigation by the United States Attorney for the District of South Carolina and the SEC and the related Coverage Litigation.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report and is intended to provide an understanding of our results of operations, financial condition and changes in our results of operations and financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides: a general description of our company and its business; background information on certain trends, transactions and other developments affecting our company; and a discussion of how seasonal factors may impact the timing of our revenue.

•	Critical Accounting Estimates and Policies. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective and often complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (which we refer to as the SEC).

•	Results of Operations and Supplemental Financial and Operating Information. These sections provide our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on a consolidated basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of March 31, 2011.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

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

Our public portals for consumers enable them to obtain health and wellness information (including information on specific diseases or conditions), check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest and participate in online communities with peers and experts. Our public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (which we refer to as CME) credit and communicate with peers. We also provide mobile health information applications for use by consumers and physicians. We generate revenue from our public portals primarily through the sale of advertising and sponsorship products, including CME services. Our public portals’ sponsors and advertisers include pharmaceutical, biotechnology, medical device and consumer products companies. We also generate revenue from the sale of e-detailing promotion and physician recruitment services and from advertising sold in WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms. In addition, we generate revenue from the sale of certain information products.

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

Background Information on Certain Trends Influencing the Use of Our Services.  Several key trends in the healthcare and Internet industries are influencing the use of healthcare information services of the types we provide or are developing. Those trends are described briefly below:

•	Use of the Internet by Consumers and Physicians. The Internet has emerged as a major communications medium and has already fundamentally changed many sectors of the economy, including the marketing and sales of financial services, travel, and entertainment, among others. The Internet is also changing the healthcare industry and has transformed how consumers and physicians find and utilize healthcare information.

—	Healthcare consumers increasingly seek to educate themselves online about their healthcare-related issues, motivated in part by the larger share of healthcare costs they are being asked to bear due to changes in the benefit designs being offered by health plans and employers. The Internet has fundamentally changed the way consumers obtain health and wellness information, enabling them to have immediate access to searchable information and dynamic interactive content to check symptoms, assess risks, understand diseases, find providers and evaluate treatment options.

—	The Internet has also become a primary source of information for physicians seeking to improve clinical practice and is growing relative to traditional information sources, such as conferences, meetings and offline journals.

•	Increased Online Marketing and Education Spending for Healthcare Products. Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating consumers and physicians about them; however, only a small portion is currently spent on online services. We believe that these companies, which comprise the majority of the advertisers and sponsors of our public portals, are becoming increasingly aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians, and this increasing awareness will result in increasing demand for our services. In addition, in an effort to improve operating efficiencies, some pharmaceutical companies have been reducing their field sales forces in the past several years. We believe that, in their effort to achieve greater overall marketing efficiency, pharmaceutical companies will continue to increase the use of online promotional marketing to physicians and other healthcare professionals, including through use of our services. However, notwithstanding our general expectation for increased demand, our advertising and sponsorship revenue may vary significantly from quarter to quarter due to a number of factors, including general economic and regulatory conditions and the following:

—	The majority of our advertising and sponsorship contracts are for terms of approximately four to twelve months. We have relatively few longer term advertising and sponsorship contracts.

—	The time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals, including internal approvals relating to compliance with the laws and regulations applicable to the marketing of healthcare products. Recently, we have seen a trend toward the lengthening of this internal review process as it applies to our services for pharmaceutical companies.

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

legislation and practice management. Physicians can also create polls to assess the opinions of their colleagues on a range of topics. We also offer third parties the opportunity to sponsor Physician Connect discussions and polls so that they can gain insights into physicians’ perspectives and areas of interest. As of March 31, 2011, Physician Connect had attracted more than 150,000 physician members. Medscape from WebMD also offers a variety of sponsored and unsponsored blogs where healthcare professionals can share their thoughts and opinions with the Medscape from WebMD community.

—	In March 2010, we launched The WebMD Community, a social networking initiative that gives consumers the ability to connect with health experts and with other WebMD members to exchange information, experiences and support. The WebMD Community is being integrated throughout each of the core content areas of WebMD.com, giving members the ability to safely and easily connect with others on topics that are most relevant to them. In addition to expert-led communities, members are empowered to create their own communities and to exchange information with other users. The WebMD Community also enables third party sponsors to create branded experiences and to host consumer discussions on specific health and wellness topics most important to them.

—	Medscape Mobile is a free medical application that includes Medscape’s specialty-specific news, comprehensive drug information and clinical reference tools. Medscape Mobile also includes CME activities organized by specialty and designed for use on a mobile device. Medscape Mobile was launched for iPhone® and iPod touch® users in 2009, for Blackberry® users in April 2010 and for iPadtm and Androidtm users in January 2011. As of March 31, 2011, Medscape Mobile had attracted approximately one million registered users.

—	WebMD for iPhone and WebMD for iPad are free applications for consumers that provide mobile access to certain WebMD content and tools on an iPhone® or iPadtm, including Symptom Checker, First Aid, and Pill Identifier applications, as well as other health information. As of May 6, 2011, these applications had been downloaded more than five million times. We also provide the entire mobile audience with access to our consumer content and tools through our new mobile site at www.m.webmd.com.

—	We are pursuing opportunities to expand the reach of our brands outside the United States. Generally, we expect that we would accomplish this through partnerships or joint ventures with other companies having expertise in the specific country or region. In October 2009, we launched our first major consumer portal outside the United States in partnership with Boots, the UK’s leading pharmacy-led health and beauty retailer. In addition, in certain markets outside of the U.S., we expect to provide some of our online services directly to healthcare professionals and, to a lesser extent, consumers.

•	Healthcare Reform Legislation. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (which we refer to as the Reform Legislation), was signed into law in March 2010. The Reform Legislation makes extensive changes to the system of healthcare insurance and benefits in the U.S. In general, the Reform Legislation seeks to reduce healthcare costs and decrease the number of uninsured legal U.S. residents by, among other things, requiring individuals to carry, and certain employers to offer, health insurance or be subject to penalties. The Reform Legislation also imposes new regulations on health insurers, including guaranteed coverage requirements, prohibitions on certain annual and all lifetime limits on amounts paid on behalf of or to plan members, increased restrictions on rescinding coverage, establishment of minimum medical loss ratio requirements, a requirement to cover certain preventive services on a first dollar basis, the establishment of state insurance exchanges and essential benefit packages, and greater limitations on how health insurers price certain of their products. The Reform Legislation also contains provisions that will affect the revenues and profits of pharmaceutical and medical device companies, including new taxes on certain sales of their products. Many of the provisions of the Reform Legislation that expand insurance coverage will not become effective until 2014, and many provisions require regulations and interpretive guidance to be issued before they will be fully implemented. Some provisions do not apply to health plans that were in place when the Reform Legislation was enacted and have not been substantially changed since. In addition, it is difficult to foresee how individuals and businesses will respond to the choices available to them under the Reform Legislation. Furthermore, the Reform Legislation will result in future state legislative and regulatory changes, which we are unable to predict at this time, in order for states to comply with certain provisions of the Reform Legislation and to participate in grants and other incentive opportunities. In addition, a number of states have filed lawsuits challenging the constitutionality of certain provisions of the Reform Legislation. As of May 9, 2011, two federal courts have ruled that the requirement for individuals to carry insurance is unconstitutional, but other courts have upheld this provision, and the Supreme Court has rejected a request for expedited review of one of the rulings against the provision, suggesting that an extended appellate process is likely.

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

Background Information on Certain Transactions and Other Significant Developments

Merger with HLTH.  From the completion of our initial public offering until the completion of our merger with HLTH Corporation (which we refer to as HLTH) on October 23, 2009 (which we refer to as the Merger), WebMD was more than 80% owned by HLTH. On October 23, 2009, the transaction was completed, with HLTH merging into WebMD and WebMD continuing as the surviving corporation. In the Merger, each share of HLTH common stock was converted into 0.4444 shares of WebMD common stock. The key reasons for the Merger included allowing HLTH’s stockholders to participate directly in the ownership of WebMD, while eliminating HLTH’s controlling interest in WebMD and the inefficiencies associated with having two separate public companies, increasing the ability of WebMD to raise capital and to obtain financing, and improving the liquidity of WebMD common stock by significantly increasing the number of shares held by public stockholders. WebMD was the only operating business of HLTH at the time the Merger closed. Accordingly, the completion of the Merger did not have a significant effect on the operations of WebMD since there were no HLTH business operations to combine with WebMD’s business operations. In this MD&A, “WebMD” (or the use of “we,” “our,” or similar words) refers not only to WebMD itself but also, where the context requires, to HLTH. The specific names of HLTH and WebMD are used only where there is a need to distinguish between the legal entities.

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

On January 11, 2011, we issued $400,000 aggregate principal amount of 2.50% Convertible Notes due 2018 (which we refer to as the 2.50% Notes) in a private offering. Unless previously converted, the 2.50% Notes will mature on January 31, 2018. Net proceeds from the sale of the 2.50% Notes were approximately $387,345, after deducting the related offering expenses, of which approximately $100,000 was used by us to repurchase 1,920,490 shares of WebMD Common Stock at a price of $52.07 per share, the last reported sale price of WebMD Common Stock on January 5, 2011, which repurchase settled on January 11, 2011. Interest on the 2.50% Notes is payable semiannually on January 31 and July 31 of each year, commencing July 31, 2011. Under the terms of the 2.50% Notes, holders may surrender their 2.50% Notes for conversion into WebMD Common Stock at an initial conversion rate of 15.1220 shares of WebMD Common Stock per thousand dollars principal amount of 2.50% Notes. This is equivalent to an initial conversion price of approximately $66.13 per share of Common Stock. In the aggregate, the 2.50% Notes are convertible into 6,048,800 shares of Common Stock.

On March 14, 2011, we issued $400,000 aggregate principal amount of 2.25% Convertible Notes due 2016 (which we refer to as the 2.25% Notes) in a private offering. Unless previously converted, the 2.25% Notes will mature on March 31, 2016. Net proceeds from the sale of the 2.25% Notes were approximately $387,400, after deducting the related offering expenses, of which approximately $50,000 was used to repurchase 868,507 shares of WebMD’s Common Stock at a price of $57.57 per share, the last reported sale price of WebMD Common Stock on March 8, 2011, which repurchase settled on March 14, 2011. Interest on the 2.25% Notes is payable semi-annually on March 31 and September 30 of each year, commencing September 30, 2011. Under the terms of the 2.25% Notes, holders may surrender their 2.25% Notes for conversion into WebMD Common Stock at an initial conversion rate of 13.5704 shares of Common Stock per thousand dollars principal amount of the 2.25% Notes. This is equivalent to an initial conversion price of approximately $73.69 per share of Common Stock. In the aggregate, the 2.25% Notes are convertible into 5,428,160 shares of Common Stock.

Tender Offers.  On September 8, 2010, we completed a tender offer for our common stock and repurchased 3,000,000 shares at a price of $52.00 per share. In this MD&A, we refer to this tender offer as the September 2010 Tender Offer. The total cost of the September 2010 Tender Offer was $156,421, which includes $421 of costs directly attributable to the purchase. On April 8, 2010, we completed a tender offer for our common stock and repurchased 5,172,204 shares at a price of $46.80 per share for total consideration of $242,795, which includes $736 of costs directly attributable to the purchase. In this MD&A, we refer to this tender offer as the April 2010 Tender Offer and, together with the September 2010 Tender Offer as the Tender Offers. The Tender Offers represented an opportunity for WebMD to return capital to stockholders who elected to tender their shares of WebMD common stock, while stockholders who chose not to participate in the Tender Offers automatically increased their relative percentage interest in our company at no additional cost to them.

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

Auction Rate Securities.  Effective April 20, 2010, we entered into an agreement pursuant to which we sold our holdings of auction rate securities (which we refer to as ARS), for an aggregate of $286,399. Under he terms of the agreement, we retained an option (which we refer to as the ARS Option), for a period of two years from the date of the agreement: (a) to repurchase from the purchaser the same principal amount of any or all of the various series of ARS sold at the agreed upon purchase prices received on April 20, 2010; and (b) to receive from the purchaser additional proceeds upon certain redemptions of the various series of ARS sold. Through the ARS Option, we received cash proceeds of $10,467 during the period from April 20, 2010 through December 31, 2010 and $5,240 during the first quarter of 2011.

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

On September 9, 2008 and February 4, 2009, respectively, the eighth and ninth level carriers of the Synetic Policies notified HLTH that they believe that they were not bound by the Court’s July 31, 2008 order regarding the duty of the Synetic carriers to advance and reimburse defense costs. This resulted in HLTH making a motion to the Court on February 23, 2009 to require such eighth and ninth level carriers to advance and reimburse defense costs. HLTH later settled with the eighth level carrier. Under the terms of the settlement such carrier has paid, in full and final settlement, an agreed-upon percentage of the policy amount against each payment of defense costs made by us as such policy was implicated. On April 15, 2009, the ninth level carrier made a cross-motion for summary judgment claiming that, in light of a policy endorsement applicable only to the ninth level carrier, because of the time period during which the conspiracy charged in the Second Superseding Indictment is alleged to have taken place, the Synetic Policy issued by such carrier does not cover HLTH’s indemnification obligations. HLTH believed that such carrier’s motion was without merit and responded to the motion. On July 15, 2009, the Court granted summary judgment in favor of the ninth level carrier and unless and until we successfully appeal such decision, the ninth level carrier is not liable to pay any portion of the $10,000 total coverage of its policy with respect to our indemnification obligations. As of March 31, 2011, $84,200 has been paid by insurance companies representing the EPS Policies and the Synetic Policies through a combination of payment under the terms of the Policies, payment under reservation of rights or through settlement. Of this amount, $62,800 represents the portion received through settlement.

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

In addition to the Coverage Litigation, on December 22, 2009, TIG Specialty Insurance Company (which we refer to as TIG), the second level issuer of the EPS Policies, commenced an action against us to recover the $5,000 that TIG advanced to us in 2006. Our company and TIG settled this matter in 2010.

We intend to continue to satisfy our legal obligation to the indicted individuals with respect to advancement of amounts for their defense costs.

Indemnification Obligations to Former Officers and Directors of EPS.  HLTH had certain indemnity obligations to advance amounts for reasonable defense costs for initially ten, and now four, former officers and directors of EPS, who were indicted in connection with the Investigation. In connection with the sale of EPS, HLTH agreed to indemnify Sage Software relating to these indemnity obligations and we also assumed that obligation in the Merger. During 2007, based on information available at that time, we determined a reasonable estimate of the range of probable costs with respect to our indemnification obligation and accordingly, recorded an aggregate pre-tax charge of $73,347, which represented our estimate of the low end of the probable range of costs related to this matter. We reserved the low end of the probable range of costs because no estimate within the range was a better estimate than any other amount. That estimate included assumptions as to the duration of the trial and pre-trial periods, and the defense costs to be incurred during these periods. During 2008 and 2009, we updated the estimated range of our indemnification obligation based on new information received during those periods, and as a result, recorded additional pre-tax charges of $29,078 and $14,367, respectively. As described in more detail above, two of the former officers and directors of EPS were found guilty; however, the Court set the verdict aside on May 27, 2010 and entered a judgment of acquittal. On January 19, 2011, the Court granted the motion of those two individuals for a new trial in the event that the government’s appeal of the Court’s ruling to set aside the verdict is successful. The government is in the process of deciding whether it will appeal both of these rulings. Two other former officers of EPS are awaiting trial in Tampa, Florida, which was scheduled to begin on October 4, 2010; however, on July 9, 2010, the Court in Tampa placed the case against those defendants on hold pending resolution of the appeal of the South Carolina ruling. As of March 31, 2011, the remaining accrual with respect to the costs for these matters was $7,385 and is included within liabilities of discontinued operations on the accompanying consolidated balance sheet. The ultimate outcome of this matter is still uncertain and, accordingly, the amount of cost we may ultimately incur could be substantially more than the reserve we have currently provided. If the recorded reserves are insufficient to cover the ultimate cost of this matter, we will need to record additional charges to our results of operations in future periods.

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

For contracts that contain multiple deliverables that were entered into prior to January 1, 2011, revenue is allocated to each deliverable based on its relative fair value determined using vendor-specific objective evidence (“VSOE”). In certain instances where fair value does not exist for all the elements, the amount of revenue allocated to the delivered elements equals the total consideration less the fair value of the undelivered elements to the extent VSOE exists for the undelivered elements. In instances where fair value does not exist for the undelivered elements, the entire consideration is recognized over the period that the last element is delivered.

Contracts that contain multiple deliverables that were entered into subsequent to January 1, 2011 are subject to Accounting Standards Update No. 2009-13 Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 requires the allocation of revenue to each deliverable of multiple-deliverable revenue arrangements, based on the relative selling price of each deliverable. It also changes the level of evidence of selling price required to separate deliverables by allowing a Company to make its best estimate of the standalone selling price of deliverables when more objective evidence of selling price is not available.

We adopted ASU 2009-13 on a prospective basis for arrangements entered into or materially modified on or subsequent to January 1, 2011. Beginning January 1, 2011, pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple deliverables, we allocate revenue to each deliverable based on relative selling price. The selling price for a deliverable is based on VSOE if available, third-party evidence (“TPE”) if VSOE is not available, or best estimate of selling price if neither VSOE nor TPE is available. We then recognize revenue on each deliverable in accordance with our revenue recognition policies over the period that delivery occurs. VSOE of selling price is based on the price charged when the deliverable is sold separately. In determining VSOE, we require that a substantial majority of the selling prices fall within a reasonable range based on historical pricing trends for specific products and services. TPE is based on competitor prices of similar deliverables when sold separately. We are generally not able to determine TPE of selling price as we are unable to reliably determine what competitors’ selling prices are for comparable services, combined with the fact that our services often contain unique features and customizations such that comparable services do not exist. The determination of best estimate of selling price is a judgmental process that considers multiple factors including, but not limited to, recent selling prices and related discounting practices for each service, market conditions, customer classes, sales channels and other factors.

As a result of the adoption of ASU 2009-13, revenue for the three months ended March 31, 2011 was approximately $1,800 higher than the revenue that would have been recorded under the previous accounting standards. This resulted from services that were provided or partially provided during the three months ended March 31, 2011, for certain deliverables of our multiple deliverable arrangements which we would have previously deferred the related revenue under the previous accounting standards. During the three months ended March 31, 2011, we assigned value to these deliverables using our best estimate of selling price, and recognized revenue as they were delivered. The multiple deliverable arrangements that were impacted by ASU 2009-13 related to our public portal revenues and the services underlying such arrangements are generally delivered over periods of twelve months or less. We are not able to reasonably estimate the effect of adopting ASU 2009-13 on future periods as the impact will vary based on many factors including, but not limited to, the quantity and size of new or materially modified multiple-deliverable arrangements entered into, as well as the nature of the various services contained within those arrangements and the time periods over which those services are delivered.

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

Our ARS were classified as Level 3 assets as their valuation, including the portion of their valuation attributable to credit losses, required substantial judgment and estimation of factors that were not currently observable in the market due to the lack of trading in the securities. If different assumptions were used for the various inputs to the valuation approach including, but not limited to, assumptions involving the estimated lives of the ARS holdings, the estimated cash flows over those estimated lives, and the estimated discount rates applied to those cash flows, the estimated fair value of those investments could have been significantly higher or lower than the fair value we determined. In connection with the sale of our ARS on April 20, 2010, we retained an option (which we refer to as the ARS Option), for a period of two years: (a) to repurchase from the purchaser the same principal amount of any or all of the various series of ARS sold, at the agreed upon purchase prices received on April 20, 2010; and (b) to receive additional proceeds from the purchaser upon certain redemptions of the various series of ARS sold. During 2010, we recognized an aggregate gain of $14,712 related to the ARS Option, and received cash proceeds of $10,467 during the period from April 20, 2010 through December 31, 2010. During the first quarter of 2011, we recorded an aggregate gain of $14,060 related to the ARS Option and we received cash proceeds of $5,240. The value of the ARS Option as of March 31, 2011 is estimated to be $13,065 and has been classified as a Level 3 asset as its valuation requires substantial judgment. The historical redemption activity of the specific ARS underlying the ARS Option was the most significant assumption used to determine an estimated value of the ARS Option. We are required to reassess the value of this ARS Option at each reporting period, and any changes in value will be recorded within the statement of operations in future periods. See Note 5 in the Notes to the Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our ARS Option.

•	Stock-Based Compensation. Stock-based compensation expense for all share-based payment awards granted is determined based on the grant-date fair value. The grant date fair value for stock options is estimated using the Black-Scholes Option Pricing Model. We recognize these compensation costs net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment awards. As of March 31, 2011, there was approximately $79.6 million of unrecognized stock-based compensation expense (net of estimated forfeitures) related to unvested stock options and restricted stock awards held by employees, which is expected to be recognized over a weighted-average period of approximately 2.7 years, related to our stock-based compensation plans.

•	Deferred Taxes. Our deferred tax assets are comprised primarily of net operating loss carryforwards and federal tax credits. These net operating loss carryforwards and federal tax credits may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. A significant portion of our net deferred tax assets, including the portion related to excess tax benefits of stock-based awards, are reserved for by a valuation allowance as required by relevant accounting literature. The remaining portion of our net deferred tax assets are no longer reserved for by a valuation allowance. Management determines the need for a valuation allowance by assessing the probability of realizing deferred tax assets, taking into consideration factors including historical operating results, expectations of future earnings and taxable income. Management will continue to evaluate the need for a valuation allowance in the future.

•	Tax Contingencies. Our tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by tax authorities. These potential exposures result from applications of various statutes, rules, regulations and interpretations. Our estimates of tax contingencies reflect assumptions and judgments about potential actions by taxing jurisdictions. We believe that these assumptions and judgments are reasonable. However, our accruals may change in the future due to new developments in each matter and the ultimate resolution of these matters may be greater or less than the amount that we have accrued. Consistent with our historical financial reporting, we have elected to reflect interest and penalties related to uncertain tax positions as part of the income tax provision (benefit).

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2011		2010
	$	%(a)	$	%(a)

Revenue	$131,609	100.0	$108,030	100.0
Cost of operations	48,449	36.8	42,994	39.8
Sales and marketing	32,294	24.5	28,407	26.3
General and administrative	22,821	17.3	18,809	17.4
Depreciation and amortization	6,424	4.9	7,015	6.5
Interest income	16	—	3,409	3.2
Interest expense	3,141	2.4	5,139	4.8
Loss on convertible notes	—	—	3,727	3.4
Gain (loss) on investments	14,060	10.7	(28,848)	(26.7)
Other expense, net	53	—	298	0.3

Income (loss) before income tax provision (benefit)	32,503	24.7	(23,798)	(22.0)
Income tax provision (benefit)	12,958	9.8	(20,008)	(18.5)

Net income (loss)	$19,545	14.9	$(3,790)	(3.5)

(a)	Amounts may not add due to rounding.

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

Our discussions throughout MD&A make references to certain non-cash expenses. Our principal non-cash expenses related to the awards of all share-based payments to employees and non-employee directors, such as grants of employee stock options and restricted stock. Non-cash stock-based compensation expense is reflected in the same expense captions as the related salary cost of the respective employee.

The following table is a summary of our non-cash expenses included in the respective statements of operations captions:

	Three Months Ended March 31,
	2011	2010

Stock-based compensation expense included in:
Cost of operations	$2,103	$1,789
Sales and marketing	2,391	2,193
General and administrative	5,319	3,855

Total stock-based compensation expense	$9,813	$7,837

Three Months Ended March 31, 2011 and 2010

The following discussion is a comparison of our results of operations on a consolidated basis for the three months ended March 31, 2011 and 2010.

Revenue

Our total revenue increased 21.8% to $131,609 from $108,030 in the prior year period. This increase is primarily due to higher revenue from our public portals. A more detailed discussion regarding changes in revenue is included below under “— Supplemental Financial and Operating Information.”

Costs and Expenses

Cost of Operations.  Cost of operations increased to $48,449 for the three months ended March 31, 2011 from $42,994 in the prior year period. As a percentage of revenue, cost of operations was 36.8% for the three months ended March 31, 2011, compared to 39.8% for the prior year period. Included in cost of operations in the three months ended March 31, 2011 was non-cash expense related to stock-based compensation of $2,103 compared to $1,789 in the prior year period. Cost of operations excluding such non-cash expense was $46,346 or 35.2% of revenue for the three months ended March 31, 2011, compared to $41,205 or 38.1% of revenue for the prior year period. The increase in absolute dollars was primarily attributable to an increase of approximately $6,626 of Website operations expense associated with the delivery of our advertising and sponsorship arrangements and increased traffic to our Web sites, and a decrease of approximately $1,571 in development and distribution expense. The decrease as a percentage of revenue, excluding the non-cash expenses discussed above, for the three months ended March 31, 2011 compared to the prior year period, was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in operations expense.

Sales and Marketing.  Sales and marketing expense increased to $32,294 for the three months ended March 31, 2011 from $28,407 in the prior year period. As a percentage of revenue, sales and marketing expense was 24.5% in the 2011 quarter, compared to 26.3% in the 2010 quarter. Included in sales and marketing expense was non-cash expense related to stock-based compensation of $2,391 and $2,193 in the first quarters of 2011 and 2010, respectively. Sales and marketing expense, excluding such non-cash expenses, was $29,903 or 22.7% of revenue for the three months ended March 31, 2011, compared to $26,214 or 24.3% of revenue for the prior year period. The increase in absolute dollars was primarily attributable to an increase in compensation related costs due to increased staffing. The decrease as a percentage of revenue, excluding the non-cash expenses discussed above, for 2011 compared to 2010 was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in sales and marketing expense.

General and Administrative.  General and administrative expense increased to $22,821 for the three months ended March 31, 2011, from $18,809 in the prior year period. As a percentage of revenue, general and administrative expense was 17.3% in the three months ended March 31, 2011, compared to 17.4% in the prior year period. Included in general and administrative expense in the first quarters of 2011 and 2010 was non-cash stock-based compensation expense of $5,319 and $3,855, respectively. The increase in non-cash stock-based compensation expense was primarily due to certain stock options and restricted stock awards that were granted after March 31, 2010, for which there was no comparable expense in the 2010 quarter. General and administrative expense, excluding such non-cash expense, was $17,502 or 13.3% of revenue for the three months ended March 31, 2011, compared to $14,954 or 13.8% of revenue for the prior year period. The decrease in general and administrative expense as a percentage of revenue, excluding the non-cash expense discussed above, for the three months ended March 31, 2011 compared to the prior year period, was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in general and administrative expense.

Depreciation and Amortization.  Depreciation and amortization expense was $6,424 for the three months ended March 31, 2011, compared to $7,015 in the same period last year. The decrease over the prior year period included a $420 decrease in amortization expense resulting from certain intangible assets becoming fully amortized.

Interest Income.  Interest income decreased to $16 for the three months ended March 31, 2011 from $3,409 in the same period last year. The decrease resulted from a decrease in the average rates of return during 2011.

Interest Expense.  Interest expense was $3,141 for the three months ended March 31, 2011, compared to $5,139 in the same period last year. Interest expense in the 2011 and 2010 quarters included non-cash interest expense of $516 and $2,257, respectively. The 2010 quarter amount related to the amortization of the debt discount for our 3 1/8% Notes and the amortization of the debt issuance costs for our 3 1/8% Notes and our 1.75% Notes. The 2011 quarter amounts relate to the amortization of the debt issuance costs for our 2.50% Notes and our 2.25% Notes. The decrease in interest expense is a result of lower debt outstanding during the 2011 quarter when compared to the 2010 quarter due to the repurchases and conversions of our 3 1/8% Notes and our 1.75% Notes over these periods and the 2.50% Notes and 2.25% Notes only being outstanding for a portion of the 2011 quarter.

Gain (Loss) on Investments.  On April 20, 2010, we sold our holdings of ARS for an aggregate of $286,399. See “— Introduction — Background Information on Certain Transactions and Other Significant Developments — Auction Rate Securities” for additional information. As a result, during the three months ended March 31, 2010 we recorded a charge of $28,848, representing the difference between the adjusted cost basis of our ARS holdings and the proceeds received on April 20, 2010. During the three months ended March 31, 2011 we recorded a gain on investments of $14,060 related to adjustments in the value of our ARS Option.

Other Expense, Net.  Other expense, net was $53 in the three months ended March 31, 2011, compared to other expense, net of $298 in the three months ended March 31, 2010. Included in other expense, net was $53 and $476 for the three months ended March 31, 2011 and 2010, respectively, of external legal costs and expenses we incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC and the related Coverage Litigation and $178 for the three months ended March 31, 2010 related to the reversal of certain sales and use tax contingencies resulting from the expiration of various statutes of limitations.

Income Tax Provision (Benefit).  The income tax provision was $12,958 for the three months ended March 31, 2011, compared to an income tax benefit of $20,008 for the three months ended March 31, 2010. Included in the income tax benefit for the three months ended March 31, 2010 is a deferred tax benefit of approximately $22,000 primarily related to the reversal of income tax valuation allowance attributable to the sale of our investments in ARS.

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

	Three Months Ended March 31,
	2011	2010

Revenue
Public portal advertising and sponsorship	$110,363	$86,257
Private portal services	21,246	21,773

	$131,609	$108,030

Earnings before interest, taxes, non-cash and other items (Adjusted EBITDA)	$37,858	$25,657
Interest, taxes, non-cash and other items
Interest income	16	3,409
Interest expense	(3,141)	(5,139)
Income tax (provision) benefit	(12,958)	20,008
Depreciation and amortization	(6,424)	(7,015)
Non-cash stock-based compensation	(9,813)	(7,837)
Loss on convertible notes	—	(3,727)
Gain (loss) on investment	14,060	(28,848)
Other expense, net	(53)	(298)

Net income (loss)	$19,545	$(3,790)

The following discussion is a comparison of the results of operations for our two groups of revenue and our Adjusted EBITDA for the three months ended March 31, 2011 and 2010.

Public Portal Advertising and Sponsorship.  Public portal advertising and sponsorship revenue was $110,363 in the three months ended March 31, 2011, an increase of $24,106 or 27.9% from the three months ended March 31, 2010. The increase in public portal advertising and sponsorship revenue was primarily attributable to an increase in the number and average size of unique sponsored programs on our sites, including both brand sponsorship and educational programs. Approximately $1,800 of the increase was related to the adoption of a new revenue recognition standard that impacts the timing of revenue related to multiple deliverable revenue arrangements. For a more detailed description of the impact of this new accounting guidance, see “— Critical Accounting Estimates and Policies — Critical Accounting Policies — Revenue Recognition”. In general, pricing remained relatively stable for our advertising and sponsorship programs and was not a significant source of the revenue increase.

Private Portal Services.  Private portal services revenue was $21,246 in the three months ended March 31, 2011, a decrease of $527 or 2.4% from the prior year period. The decline in revenue was primarily due to a decline in the number of employees and health plan members of our customers and a reduction in the overall number of customers. In general, pricing remained relatively stable for our private portal services and was not a significant source of the revenue decrease. As of March 31, 2011, we also had approximately 121 customers who purchase stand-alone decision support services from us, compared to 131 customers at March 31, 2010.

Adjusted EBITDA.  Adjusted EBITDA increased to $37,858 or 28.8% of revenue in the three months ended March 31, 2011 from $25,657 or 23.7% of revenue in the prior year period. This increase as a percentage of revenue was primarily due to higher revenue, specifically related to the increase in the number of brands and sponsored programs in our public portals, without incurring a proportionate increase in overall expenses.

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

Liquidity and Capital Resources

As of March 31, 2011, we had $1,065,383 of cash and cash equivalents, and working capital of $1,069,649. Our working capital is affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities in the first quarter of 2011 was $25,485, which related to consolidated net income of $19,545, adjusted for the gain on investments of $14,060, for the non-cash income tax provision of $4,798 related to deferred income taxes, and other non-cash expenses of $16,753, which include depreciation and amortization expense, non-cash interest expense and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities resulted in a cash use of $1,551, primarily due to cash used by a decrease in accrued liabilities of $7,642 and a decrease in deferred revenue of $219 offset by cash provided as a result of a decrease in accounts receivable of $5,688 an decrease in prepaid and other assets of $622.

Cash provided by operating activities from our continuing operations in the first quarter of 2010 was $27,447, which related to consolidated net loss of $3,790, adjusted for the losses on investments and convertible notes aggregating $32,575, for the non-cash income tax benefit of $21,463 related to deferred income taxes, and other non-cash expenses of $16,942, which include depreciation and amortization expense, non-cash interest expense and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities provided cash flow of $3,183, primarily due to cash provided by an increase in deferred revenue of $21,665 offset by cash used as a result of a decrease in accrued expenses and other long-term liabilities of $14,224, an increase in accounts receivable of $2,429 and an increase in prepaid expenses of $1,829.

Cash provided by investing activities was $391 in the first quarter of 2011, compared to cash used by investing activities of $44 in the first quarter of 2010. We received $5,240 related to our ARS Option in the first quarter of 2011 compared to the receipt of $4,500 related to the sales of available for sale securities in the 2010 period. We used $4,849 in connection with purchases of property and equipment in the first quarter of 2011 compared to $3,114 of purchases of property and equipment in the prior year period. In the 2010 period, we also used $1,430 to finalize the sale price of our discontinued operations related to our Porex business.

Cash provided by financing activities was $639,148 in the first quarter of 2011, compared to cash used in financing activities from our continuing operations of $28,722 in the first quarter of 2010. Cash provided by financing activities in the 2011 period principally related to the issuance of $400,000 aggregate principal amount 2.50% Notes and $400,000 aggregate principal amount 2.25% Notes. After deducting the related issuance costs, the issuance of our 2.50% Notes and 2.25% Notes resulted in an aggregate cash inflow of $774,745. Other sources of cash during the first quarter of 2011 include $10,220 of proceeds received from the exercise of stock options and $7,355 of a tax benefit on stock-based awards. Cash used in financing activities in the 2011 period principally related to $150,000 used for the repurchase of our Common Stock and $3,172 used for withholding taxes on stock-based awards. Cash used in financing activities in the 2010 period principally related to $22,565 used for the repurchase of our 3 1/8% Notes, $13,345 used for the purchase of treasury stock and $22,449 used for withholding taxes on stock-based awards. These uses of cash were offset by proceeds of $28,224 received from the exercise of stock options and $1,413 of a tax benefit on stock-based awards.

Included in our consolidated statements of cash flows are cash flows used in operating activities of our discontinued operations and include $142 and $9,276 in payments made in the 2011 and 2010 periods, respectively, in connection with the defense costs of the former officers and directors of our former EPS subsidiary in connection with the investigation by the United States Attorney for the District of South Carolina and the SEC. For additional information, see “Introduction — Background Information on Certain Transactions and other Significant Developments — Directors & Officers Liability Insurance Coverage Litigation” and “— Indemnification Obligations to Former Officers and Directors of EPS.” Offsetting the 2010 payment above is the receipt of $1,043 of reimbursements from our Director & Officer insurance carriers.

Potential future uses of cash include repurchases of our Common Stock and our anticipated 2011 capital expenditure requirements for the full year, which we currently estimate to be up to $35,000 and which relate to expansion of our facilities and improvements that will be deployed across our public and private portal Websites in order to enable us to service future growth in unique users and page views, as well as to create new sponsorship areas for our customers, and to improve the systems used to provide our private portal applications.

Based on our plans and expectations, we believe that our available cash resources and future cash flow from operations will provide sufficient cash resources to meet the cash commitments of our Convertible Notes and to fund our currently anticipated working capital and capital expenditure requirements for at least the next twenty-four months. Our future liquidity and capital requirements will depend upon numerous factors, including retention of customers at current volume and revenue levels, implementation of new or updated application and service offerings, competing technological and market developments and potential future acquisitions. In addition, our ability to generate cash flow is subject to numerous factors beyond our control, including general economic, regulatory and other matters affecting us and our customers. We plan to continue to enhance our online services and to continue to invest in acquisitions, strategic relationships, facilities and technological infrastructure and product development. We intend to grow each of our existing businesses and enter into complementary ones through both internal investments and acquisitions. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. We cannot assure that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders. Future indebtedness may impose various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal and maintain adequate liquidity.

Our cash and money market investments, which approximate $1.065 billion at March 31, 2011, are not subject to changes in interest rates.

The 2.50% Notes and the 2.25% Notes have fixed interest rates; therefore, changes in interest rates will not impact our results of operations or financial position.

ITEM 4.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of March 31, 2011.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in WebMD’s internal control over financial reporting occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

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

The time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program may be lengthy, especially for larger contracts, and may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals, including internal approvals relating to compliance with the laws and regulations applicable to the marketing of healthcare products. Recently, we have seen a trend toward the lengthening of this internal review process as it applies to our services for pharmaceutical companies. Other factors that could affect the timing of contracting for specific programs with advertisers and sponsors, or receipt of revenue under such contracts, include:

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

Many of the provisions of the Reform Legislation that expand insurance coverage will not become effective until 2014, and many provisions require regulations and interpretive guidance to be issued before they will be fully implemented. Some provisions do not apply to health plans that were in place when the Reform Legislation was enacted and have not been substantially changed since. In addition, it is difficult to foresee how individuals and businesses will respond to the choices available to them under the Reform Legislation. Furthermore, the Reform Legislation will result in future state legislative and regulatory changes, which we are unable to predict at this time, in order for states to comply with certain provisions of the Reform Legislation and to participate in grants and other incentive opportunities. In addition, a number of states have filed lawsuits challenging the constitutionality of certain provisions of the Reform Legislation. As of May 9, 2011, two federal courts have ruled that the requirement for individuals to carry insurance is unconstitutional, while other courts have upheld this provision, and the Supreme Court has rejected a request for expedited review of one of the rulings against the provision, suggesting that an extended appellate process is likely. Accordingly, while we do not currently anticipate any significant adverse effects on WebMD as a direct result of application of the Reform Legislation to our businesses or on our company in its capacity as an employer, we are unable to predict what the indirect impacts of the Reform Legislation will be on WebMD’s businesses through its effects on other healthcare industry participants, including pharmaceutical and medical device companies that are advertisers and sponsors of our public portals and employers and health plans that are clients of our private portals. Healthcare industry participants may respond to the Reform Legislation or to uncertainties created by the Reform Legislation by reducing their expenditures or postponing expenditure decisions, including expenditures for our services, which could have a material adverse effect on our business.

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

•	False Claims Laws. The Federal False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a Federal healthcare program. In addition, various states have enacted false claim laws analogous to the Federal False Claims Act, and many of these state laws apply where a claim is submitted to any third-party payor and not merely a federal healthcare program. When an entity is determined to have violated the Federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government plus civil penalties. In recent years an increasing number of Federal False Claims Act cases have been brought against drug manufacturers and resulted in significant monetary settlements and imposition of federally supervised corporate integrity agreements. Any action against us for violation of these laws could cause us to incur significant legal expenses and may adversely affect our ability to operate our business.

•	Medical Professional Regulation. The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine. If a state determines that some portion of our business violates these laws, it may seek to have us discontinue those portions or subject us to penalties or licensure requirements. Any determination that we are a healthcare provider and have acted improperly as a healthcare provider may result in liability to us.

•	GINA. The Genetic Information Nondiscrimination Act (GINA) prohibits discrimination based on genetic information in employment and in health insurance coverage. The law applies to our private portal customers, including both employers and group health plans. WebMD’s Health Risk Assessment (or HRA), HealthQuotient, is typically offered to employees as a voluntary component of their employer-sponsored wellness program. Title I of GINA can have significant implications for wellness programs offered by group health plans in that it prohibits the collection of genetic information, which includes an individual’s family medical history, prior to or in connection with enrollment or for underwriting purposes. Underwriting purposes includes providing incentives or rewards for completion of an HRA that requests genetic information. Title II of GINA prohibits employment discrimination based on genetic information as well as the request or purchase of genetic information of employees or their family members with limited exceptions, including a limited exception for voluntary wellness programs. WebMD may face challenges as a result of varying interpretations of the law by our customers and by the multiple enforcing agencies including the U.S. Departments of Health and Human Services (“HHS”), Labor and Treasury and the Equal Employment Opportunity Commission. Interpretations of the law have required us to modify the HealthQuotient product and we could experience increases in operational costs or decreases in demand for our products.

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

Internet user privacy, personal data security and the use of consumer information to track online activities are major issues both in the United States and abroad. For example, in February 2009, the FTC published Self-Regulatory Principles to govern the tracking of consumers’ activities online in order to deliver advertising targeted to the interests of individual consumers (sometimes referred to as behavioral advertising). These principles serve as guidelines to industry. In December 2010, following a series of workshops, the FTC issued a preliminary staff report containing a proposed framework for businesses and policymakers for online consumer privacy issues. The U.S. Department of Commerce issued a similar draft green paper on privacy issues. Both agencies expressed a willingness to support legislation and the FTC favors legislative solutions if it determines self-regulatory approaches are not adequately protecting consumers. The FTC has otherwise been active in investigating and entering into consent decrees under its current unfair or deceptive trade practices authority with companies because of their online privacy practices. There is a possibility of legislation, regulations and increased enforcement activities relating to privacy and behavioral advertising. Some bills have been introduced in Congress, and more are expected, that, if passed, could impose substantial new regulations on online behavioral advertising activities. We have privacy policies posted on our Websites that we believe comply with existing applicable laws requiring notice to users about our information collection, use and disclosure practices. We also notify users about our information collection, use and disclosure practices relating to data we receive through offline means such as paper health risk assessments. Moreover, we take steps to reasonably protect certain sensitive personal information we hold. We cannot assure you that the privacy policies and other statements we provide to users of our products and services, or our practices will be found sufficient to protect us from liability or adverse publicity in this area. A determination by a state or federal agency or court that any of our practices do not meet applicable standards, or the implementation of new standards or requirements, could adversely affect our business.

Failure to comply with laws relating to privacy and security of personal information, including personal health information, could result in liability to us and concerns about privacy-related issues could damage our reputation and our business

Privacy and security of personal information stored or transmitted electronically, including personal health information, is a major issue in the United States. While we strive to comply with all applicable privacy and security laws and regulations, as well as our own posted privacy policies, any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, or could cause us to lose users and customers, which could have a material adverse effect on our business. There has been an increase in the number of private privacy-related lawsuits filed against companies in recent months. In addition, we are unable to predict what additional legislation or regulation in the area of privacy of personal information, including personal health information, could be enacted and what effect that could have on our operations and business. Concerns about our practices with regard to the collection, use, disclosure, or security of personal information or other privacy-related matters, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation and harm our business.

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

(c) The following table provides information about purchases by WebMD during the three months ended March 31, 2011 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

	Total Number			Total Number of Shares	Approximate Dollar Value of Shares
	of Shares		Average Price	Purchased as Part of Publicly	that May Yet Be Purchased Under
Period	Purchased(1)		Paid per Share	Announced Plans or Programs	the Plans or Programs(4)

01/01/11 - 01/31/11	1,925,672	(2)	$52.07	—	$15,085,946
02/01/11 - 02/28/11	1,475		$53.06	—	$15,085,946
03/01/11 - 03/31/11	913,065	(3)	$57.37	—	$15,085,946

Total	2,840,212		$53.77	—

(1)	Includes the following number of shares withheld from WebMD Restricted Common Stock that vested during the respective periods in order to satisfy withholding tax requirements related to the vesting of the awards: 5,182 in January, 1,475 in February and 44,558 in March. The value of these shares was determined based on the closing price of WebMD Common Stock on the date of vesting.

(2)	Includes 1,920,490 shares repurchased on January 5, 2011 with a portion of the net proceeds from the sale of the Company’s 2.50% Convertible Notes due 2018. The price paid for these shares was equal to the closing price of WebMD Common Stock on that date. For additional information see Notes 3 and 7 to the Consolidated Financial Statements included in this Quarterly Report.

(3)	Includes 868,507 shares repurchased on March 8, 2011 with a portion of the net proceeds from the sale of the Company’s 2.25% Convertible Notes due 2016. The price paid for these shares was equal to the closing price of WebMD Common Stock on that date. For additional information see Notes 3 and 7 to the Consolidated Financial Statements included in this Quarterly Report.

(4)	In each period, $15,085,946 relates to the repurchase program that WebMD announced in December 2008, at which time WebMD was authorized to use up to $30 million to purchase shares of its common stock from time to time. For additional information, see Note 7 to the Consolidated Financial Statements included in this Quarterly Report.

ITEM 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WebMD Health Corp.

By:	/s/ Anthony Vuolo
Anthony Vuolo
Chief Operating Officer and
Chief Financial Officer

Date: May 10, 2011

EXHIBIT INDEX*

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009
(Reg. No. 333-162651))
3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))
4.1	Indenture, dated as of January 11, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Amendment No. 1, filed on January 14, 2011, to the Registrant’s Current Report on Form 8-K filed on January 11, 2011)
4.2	Form of 2.50% Convertible Note Due 2018 (included in Exhibit 4.1)
4.3	Indenture, dated as of March 14, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Amendment No. 1, filed on March 15, 2011, to the Registrant’s Current Report on Form 8-K filed on March 14, 2011)
4.4	Form of 2.25% Convertible Note Due 2016 (included in Exhibit 4.3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1	Section 1350 Certification of Chief Executive Officer of Registrant
32.2	Section 1350 Certification of Chief Financial Officer of Registrant
99.1	Explanation of Non-GAAP Financial Measures

*	XBRL Interactive Data File will be filed by amendment to this Form 10-Q within 30 days of the filing date of this Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

E-1