Form 10-Q/A
period 2011-03-31
WebMD Health Corp.
filed 2011-06-08
CIK 1326583

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

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, originally filed with the Securities and Exchange Commission on May 10, 2011, is to furnish Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part  I, Item 1 of the Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other changes have been made to the Form 10-Q and the Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WebMD Health Corp.

By:	/s/ Anthony Vuolo
Anthony Vuolo
Chief Operating Officer and
Chief Financial Officer

Date: June 8 , 2011

EXHIBIT INDEX

Exhibit No.		Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009
(Reg. No. 333-162651))
3.2		Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))
4.1		Indenture, dated as of January 11, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Amendment No. 1, filed on January 14, 2011, to the Registrant’s Current Report on Form 8-K filed on January 11, 2011)
4.2		Form of 2.50% Convertible Note Due 2018 (included in Exhibit 4.1)
4.3		Indenture, dated as of March 14, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Amendment No. 1, filed on March 15, 2011, to the Registrant’s Current Report on Form 8-K filed on March 14, 2011)
4.4		Form of 2.25% Convertible Note Due 2016 (included in Exhibit 4.3)
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant*
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant*
32.1		Section 1350 Certification of Chief Executive Officer of Registrant*
32.2		Section 1350 Certification of Chief Financial Officer of Registrant*
99.1		Explanation of Non-GAAP Financial Measures*
100	.INS	XBRL Instance Document**
100	.SCH	XBRL Taxonomy Extension Schema Document**
100	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
100	.LAB	XBRL Taxonomy Extension Label Linkbase Document**
100	.PRE	Taxonomy Extension Presentation Linkbase Document**
100	.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Previously filed or furnished as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011.

**	Furnished with this Amendment No. 1.

E-1