Form 10-Q
period 2011-06-30
WebMD Health Corp.
filed 2011-08-09
CIK 1326583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Yes ☐     No ☑

As of August 4, 2011, the Registrant had 58,671,776 shares of Common Stock (including unvested shares of restricted Common Stock).

WEBMD HEALTH CORP.

QUARTERLY REPORT ON FORM 10-Q
For the period ended June 30, 2011

		Page
		Number

Forward-Looking Statements		3

PART I	Financial Information	4
Item 1.	Financial Statements:	4
	Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	4
	Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (unaudited)	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	45

PART II	Other Information	46
Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 6.	Exhibits	61
Signatures		62
Exhibit Index		E-1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,145,061	$400,501
Accounts receivable, net of allowance for doubtful accounts of $1,135 at June 30, 2011 and $1,493 at December 31, 2010	115,214	134,448
Prepaid expenses and other current assets	17,913	12,161
Deferred tax assets	21,527	23,467

Total current assets	1,299,715	570,577
Property and equipment, net	58,290	61,516
Goodwill	202,104	202,104
Intangible assets, net	21,313	22,626
Deferred tax assets	63,827	71,125
Other assets	33,420	14,254

TOTAL ASSETS	$1,678,669	$942,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$56,701	$53,181
Deferred revenue	95,999	97,043
Liabilities of discontinued operations	4,804	17,327

Total current liabilities	157,504	167,551
2.25% convertible notes due 2016	400,000	—
2.50% convertible notes due 2018	400,000	—
Other long-term liabilities	22,401	21,756

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 650,000,000 shares authorized; 62,404,951 shares issued at June 30, 2011 and 62,401,272 shares issued at December 31, 2010	624	624
Additional paid-in capital	9,453,815	9,462,373
Treasury stock, at cost; 4,061,612 shares at June 30, 2011 and 2,485,391 shares at December 31, 2010	(216,302)	(129,589)
Accumulated deficit	(8,539,373)	(8,580,513)

Stockholders’ equity	698,764	752,895

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,678,669	$942,202

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	$141,369	$122,707	$272,978	$230,737
Cost of operations	51,152	45,368	99,601	88,362
Sales and marketing	32,270	29,425	64,564	57,832
General and administrative	22,006	20,577	44,827	39,386
Depreciation and amortization	6,724	6,318	13,148	13,333
Interest income	51	420	67	3,829
Interest expense	5,833	3,170	8,974	8,309
Loss on convertible notes	—	11,011	—	14,738
Gain (loss) on investments	1,769	6,002	15,829	(22,846)
Other income (expense), net	—	99	(53)	(199)

Income (loss) from continuing operations before income tax provision (benefit)	25,204	13,359	57,707	(10,439)
Income tax provision (benefit)	11,003	5,675	23,961	(14,333)

Income from continuing operations	14,201	7,684	33,746	3,894
Income from discontinued operations, net of a tax provision of $4,812 for the three and six months ended June 30, 2011	7,394	—	7,394	—

Net income	$21,595	$7,684	$41,140	$3,894

Basic income per common share:
Income from continuing operations	$0.24	$0.14	$0.58	$0.07
Income from discontinued operations	0.13	—	0.12	—

Net income	$0.37	$0.14	$0.70	$0.07

Diluted income per common share:
Income from continuing operations	$0.23	$0.13	$0.55	$0.07
Income from discontinued operations	0.13	—	0.13	—

Net income	$0.36	$0.13	$0.68	$0.07

Weighted-average shares outstanding used in computing per share amounts:
Basic	58,096	53,521	58,140	52,856

Diluted	60,236	62,504	60,473	57,272

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net income	$41,140	$3,894
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(7,394)	—
Depreciation and amortization	13,148	13,333
Non-cash interest, net	1,599	3,885
Non-cash stock-based compensation	19,161	14,801
Deferred income taxes	4,423	(27,729)
Loss on convertible notes	—	14,738
(Gain) loss on investments	(15,829)	22,846
Changes in operating assets and liabilities:
Accounts receivable	19,234	13,248
Prepaid expenses and other, net	(2,103)	(2,144)
Accrued expenses and other long-term liabilities	4,765	(4,801)
Deferred revenue	(1,044)	14,596

Net cash provided by continuing operations	77,100	66,667
Net cash used in discontinued operations	(136)	(15,501)

Net cash provided by operating activities	76,964	51,166
Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	—	361,852
Proceeds received from ARS option	16,561	354
Purchases of property and equipment	(9,557)	(9,719)
Finalization of sale price of discontinued operations	—	(1,430)

Net cash provided by investing activities	7,004	351,057
Cash flows from financing activities:
Proceeds from exercise of stock options	25,053	48,114
Cash used for withholding taxes due on stock-based awards	(6,632)	(39,728)
Net proceeds from issuance of 2.50% Notes and 2.25% Notes	774,745	—
Repurchases of 1.75% Notes and 3 1/8% Notes	—	(81,362)
Purchases of treasury stock	(150,417)	(264,527)
Excess tax benefit on stock-based awards	17,843	10,219

Net cash provided by (used in) financing activities	660,592	(327,284)

Net increase in cash and cash equivalents	744,560	74,939
Cash and cash equivalents at beginning of period	400,501	459,766

Cash and cash equivalents at end of period	$1,145,061	$534,705

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

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results to be expected for any subsequent period or for the entire year ending December 31, 2011. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting principles (“GAAP”) have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

The unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Seasonality

The timing of the Company’s revenue is affected by seasonal factors. The Company’s public portal advertising and sponsorship revenue is seasonal, primarily due to the annual spending patterns of the advertising and sponsorship clients of the Company’s public portals. This portion of the Company’s revenue is usually the lowest in the first quarter of each calendar year, and increases during each consecutive quarter throughout the year. The timing of revenue in relation to the Company’s expenses, many of which do not vary directly with revenue, has an impact on cost of operations, sales and marketing and general and administrative expenses as a percentage of revenue in each calendar quarter.

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

Loss Contingencies

The Company accounts for loss contingencies in accordance with FASB ASC No. 450, “Contingencies.” Under ASC No. 450, accruals for loss contingencies are recorded when both (i) the information available indicates that it is probable that a liability has been incurred and (ii) the amount of the loss can be reasonably estimated. The Company records adjustments to these accruals to reflect the status of negotiations, settlements, advice of counsel and other information and events related to an individual matter.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income Per Common Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Numerator:
Income from continuing operations	$14,201	$7,684	$33,746	$3,894
Effect of participating non-vested restricted stock	(91)	(88)	(255)	(50)

Income from continuing operations- Basic	14,110	7,596	33,491	3,844
Interest expense on 1.75% Notes, net of tax	—	592	—	—

Income from continuing operations- Diluted	$14,110	$8,188	$33,491	$3,844

Income from discontinued operations, net of tax	$7,394	$—	$7,394	$—
Effect of participating non-vested restricted stock	(47)	—	(56)	—

Income from discontinued operations, net of tax — Basic and Diluted	$7,347	$—	$7,338	$—

Denominator:
Weighted-average shares — Basic	58,096	53,521	58,140	52,856
Employee stock options and restricted stock	2,140	3,848	2,333	4,416
1.75% Notes	—	5,135	—	—

Adjusted weighted-average shares after assumed conversions — Diluted	60,236	62,504	60,473	57,272

Basic income per common share:
Income from continuing operations	$0.24	$0.14	$0.58	$0.07
Income from discontinued operations	0.13	—	0.12	—

Net income	$0.37	$0.14	$0.70	$0.07

Diluted income per common share:
Income from continuing operations	$0.23	$0.13	$0.55	$0.07
Income from discontinued operations	0.13	—	0.13	—

Net income	$0.36	$0.13	$0.68	$0.07

The Company has excluded convertible subordinated notes and convertible notes, as well as certain outstanding stock options and restricted stock, from the calculation of diluted income per common share during the periods in which such securities were anti-dilutive. The following table presents the total weighted

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average number of potentially dilutive common shares that were excluded from the computation of diluted income per common share during the periods presented (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Options and restricted stock	2,408	2,133	2,162	2,894
Convertible notes	11,477	3,700	8,970	11,346

	13,885	5,833	11,132	14,240

Recent Accounting Pronouncements

Accounting Pronouncement Adopted During 2011

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

For contracts that contain multiple deliverables that were entered into prior to January 1, 2011, revenue is allocated to each deliverable based on its relative fair value determined using vendor-specific objective evidence (“VSOE”). In certain instances where fair value did not exist for all the elements, the amount of revenue allocated to the delivered elements equals the total consideration less the fair value of the undelivered elements to the extent VSOE exists for the undelivered elements. In instances where fair value did not exist for the undelivered elements, the entire consideration is recognized over the period that the last element is delivered.

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

The Company adopted ASU 2009-13 on a prospective basis for arrangements entered into or materially modified on or subsequent to January 1, 2011. Beginning January 1, 2011, pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple deliverables, the Company allocates revenue to each deliverable based on relative selling price. The selling price for a deliverable is based on VSOE if available, third-party evidence (“TPE”) if VSOE is not available, or best estimate of selling price if neither VSOE nor TPE is available. The Company then recognizes revenue on each deliverable in accordance with its revenue recognition policies over the period that delivery occurs. VSOE of selling price is based on the price charged when the deliverable is sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices fall within a reasonable range based on historical pricing trends for specific products and services. TPE is based on competitor prices of similar deliverables when sold separately. The Company is not able to determine TPE of selling price as it is unable to reliably determine what competitors’ selling prices are for comparable services, combined with the fact that its services often contain unique features and customizations such that comparable services do not exist. The determination of best estimate of selling price is a judgemental process that considers multiple factors including, but not limited, to recent selling prices and related discounting practices for each service, market conditions, customer classes, sales channels and other factors.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the adoption of ASU 2009-13, revenue for the three and six months ended June 30, 2011 was higher by $1,900 and $3,700, respectively, than the revenue that would have been recorded under the previous accounting standards. The impact on diluted income per share was $0.03 and $0.06 during the three and six months ended June 30, 2011, respectively. This resulted from services that were provided or partially provided during the three and six months ended June 30, 2011, for certain deliverables of the Company’s multiple deliverable arrangements for which the Company would have previously deferred the related revenue under the previous accounting standards. During the three and six months ended June 30, 2011, the Company assigned value to these deliverables using its best estimate of selling price, and recognized revenue as they were delivered. The multiple deliverable arrangements that were impacted by ASU 2009-13 related to the Company’s public portal revenues and the services underlying such arrangements are generally delivered over periods of twelve months or less. The Company is not able to reasonably estimate the effect of adopting ASU 2009-13 on future periods as the impact will vary based on many factors including, but not limited to, the quantity and size of new or materially modified multiple-deliverable arrangements entered into, as well as the nature of the various services contained within those arrangements and the time periods over which those services are delivered.

Accounting Pronouncements to be Adopted in the Future

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity. For public entities, the amendment is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for the Company is the first quarter in 2012. The adoption of this amendment will result in a change only to the Company’s current presentation of comprehensive income.

In May 2011, the FASB issued amendments to the existing guidance on fair value measurement. The amendments are intended to create consistency between U.S. generally accepted accounting standards and International Financial Reporting Standards on measuring fair value and disclosing information about fair value measurements. The amendments clarify the application of existing fair value measurement requirements including (i) the application of the highest and best use valuation premise concepts, (ii) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and (iii) quantitative information required for fair value measurements categorized within Level 3. In addition, the amendments require additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011. These changes are required to be applied prospectively. The Company is currently evaluating the impact that this amendment may have on its financial condition and results of operations.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

2.	Discontinued Operations

EPS

On September 14, 2006, the Company completed the sale of Emdeon Practice Services, Inc. (together with its subsidiaries, “EPS”) to Sage Software, Inc. an indirect wholly owned subsidiary of The Sage Group

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plc (the “EPS Sale”). The Company had certain indemnity obligations to advance amounts for reasonable defense costs for initially ten, and later four, former officers and directors of EPS (the “EPS Indemnification Obligations”) who were indicted in connection with the previously disclosed investigation by the United States Attorney for the District of South Carolina (the “Investigation”), which is more fully described in Note 9. In connection with the EPS Sale, the Company agreed to retain the responsibility for the EPS Indemnification Obligations. During the years ended December 31, 2007, 2008 and 2009, the Company recorded aggregate pre-tax charges of $116,792, which represented the Company’s estimate of its costs related to the EPS Indemnification Obligations. As described in more detail in Note 9, two of the former officers and directors of EPS were found guilty; however, the Court set the verdict aside on May 27, 2010 and entered a judgment of acquittal. The government entered a notice of appeal with respect to the Court’s order. At that time, two other former officers of EPS were awaiting trial in Tampa, Florida, which was scheduled to begin on October 4, 2010; however, on July 9, 2010 the Court in Tampa placed the case against those defendants on hold pending resolution of the appeal of the South Carolina ruling. On June 8, 2011, upon the motion of the government, the United States Court of Appeals for the Fourth Circuit dismissed the government’s appeal of the District Court’s rulings, thereby ending the government’s case against Messrs. Kang and Sessions, the two defendants in South Carolina. On July 8, 2011, upon the motion of the government, the United States District Court for the Middle District of Florida granted a motion to dismiss the government’s case against the remaining two defendants in Florida. As a result of these two decisions, it is the Company’s understanding that the Investigation has concluded. As of December 31, 2010, the remaining accrual with respect to the EPS Indemnification Obligations was $7,527, and was included within liabilities of discontinued operations on the accompanying consolidated balance sheet. During the three and six months ended June 30, 2011, the Company reversed the remainder of this accrual as it determined it no longer has any remaining liability with respect to the EPS Indemnification Obligations as a result of the June 8, 2011 and July 8, 2011 decisions described above. The reversal of the remaining accrual of $7,206 is included in income from discontinued operations, net of tax, within the accompanying consolidated statements of operations during the three and six months ended June 30, 2011.

Also included within liabilities of discontinued operations related to this matter was $5,000 as of December 31, 2010, which represented certain reimbursements received from the Company’s insurance carriers between July 31, 2008 and December 31, 2010. The Company deferred recognizing these insurance reimbursements within the consolidated statement of operations because of the possibility they might have to be repaid to the insurance carriers under the terms of the applicable policies. However, as a result of the June 8, 2011 and July 8, 2011 dismissals described above, the Company believes that the insurance carriers do not have the ability to recover this amount and accordingly, the Company reversed this accrual. The reversal of $5,000 is included in income from discontinued operations, net of tax, within the accompanying consolidated statements of operations during the three and six months ended June 30, 2011.

3.	Convertible Notes

Repurchase and Conversions of 1.75% and 3 1/8% Notes

During the three and six months ended June 30, 2010, the Company repurchased $32,446 principal amount of its 1.75% Notes for $42,107 in cash and the holders of the 1.75% Notes converted $232,137 principal amount into 6,703,129 shares of WebMD common stock. Also during the three and six months ended June 30, 2010, the Company repurchased $12,869 and $32,176 principal amount of its 3 1/8% Notes for $16,690 and $39,255 in cash, respectively, and holders of the 3 1/8% Notes converted $12,700 and $96,627 principal amount into 362,586 and 2,758,715 shares of WebMD common stock, respectively. The Company recognized an aggregate pre-tax loss of $11,011 and $14,738 related to the repurchase of the 1.75% Notes and the repurchase and conversions of the 3 1/8% Notes, which is reflected within loss on convertible notes in the accompanying consolidated statement of operations during the three and six months ended June 30, 2010,

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. The loss includes the expensing of remaining deferred issuance costs outstanding related to the repurchased and converted notes. No 1.75% Notes or 3 1/8% Notes were outstanding at December 31, 2010.

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

Fidelity Employer Services Company LLC

Fidelity Employer Services Company LLC (“FESCO”) is a distributor of the Company’s private portals, integrating the private portals product into the human resources administration and benefit administration services that FESCO provides to its employer clients. The Company recorded revenue of $1,406 and $2,839 during the three and six months ended June 30, 2011, respectively, and $1,439 and $2,896 during the three and six months ended June 30, 2010, respectively. Included in accounts receivable as of June 30, 2011 and December 31, 2010 was $744 and $1,587, respectively, related to the FESCO agreement. FESCO is an affiliate of FMR LLC, which reported beneficial ownership of shares that represent approximately 14.7% of the Company’s Common Stock as of June 30, 2011. Affiliates of FMR LLC also provide administrative and recordkeeping services to the Company in connection with the Company’s 401(k) plan, stock-based compensation plans and the health savings accounts of Company employees.

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

The Company did not have any Level 2 assets as of June 30, 2011 and December 31, 2010. The following table sets forth the Company’s Level 1 and Level 3 financial assets that were measured and recorded at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

		June 30, 2011			December 31, 2010
	Fair Value	Amortized		Gross	Amortized		Gross
	Estimate	Cost	Fair	Unrealized	Cost	Fair	Unrealized
	Using:	Basis	Value	Gains	Basis	Value	Gains

Cash and cash equivalents	Level 1	$1,145,061	$1,145,061	$—	$400,501	$400,501	$—
ARS Option	Level 3	3,513	3,513	—	4,245	4,245	—

The following table reconciles the beginning and ending balances of the Company’s Level 3 assets:

	Six Months Ended June 30,
	2011	2010
	ARS	ARS	Auction Rate	Senior
	Option	Option	Securities	Secured Notes

Fair value as of the beginning of the period	$4,245	$—	$279,701	$63,826
Redemptions	(16,561)	(354)	(290,999)	(65,475)
Gain (loss) included in earnings	15,829	1,383	(29,508)	1,362
Interest income accretion included in earnings	—	—	—	287
Changes in unrealized gains/losses included in other comprehensive income	—	—	40,806	—

Fair value as of the end of the period	$3,513	$1,029	$—	$—

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As described above, while the Company originally recorded a loss of $60,108 relating to its holdings of ARS in the March 2008 quarter, the Company was required to reclassify $26,848 of that charge as an unrealized loss through stockholders’ equity when WebMD was required to adopt new authoritative guidance related to other-than-temporary impairments effective April 1, 2009, which had the effect of increasing the cost basis of the ARS by that amount. As a result, during 2010, the Company recorded an additional charge of $29,508, representing the difference between the cost basis of its ARS holdings and the proceeds received on April 20, 2010. In connection with the sale of the ARS, the Company recorded a deferred income tax benefit of approximately $22,000 primarily related to the reversal of income tax valuation allowance attributable to its ARS. Additionally the Company recognized gains of $14,712 and $15,829 related to the ARS Option described above during the period from April 20, 2010 through December 31, 2010 and during the six months ended June 30, 2011, respectively. Through the ARS Option, the Company received cash proceeds of $10,467 and $16,561 during the period from April 20, 2010 through December 31, 2010 and during the six months ended June 30, 2011, respectively. The value of the ARS Option as of June 30, 2011 is estimated to be $3,513 and is reflected in prepaid expenses and other current assets within the accompanying balance sheet. The ARS Option has been classified as a Level 3 asset as its valuation requires substantial judgment. The historical redemption activity of the specific ARS underlying the ARS Option was the most significant assumption used to determine an estimated value of the ARS Option. The Company is required to reassess the value of the ARS Option at each reporting period, and any changes in value will be recorded within the statement of operations in future periods.

The Company’s other Level 3 asset during 2010 was $67,500 principal amount of Senior Secured Notes that the Company received in connection with its sale of Porex on October 19, 2009. The Senior Secured Notes were secured by certain assets of the acquirer of Porex and accrued interest at a rate of 8.75% per annum, payable quarterly. The Senior Secured Notes were issued in four series: the Senior Secured Notes of the first, second and third series had an aggregate principal amount of $10,000 each and were scheduled to mature on the first, second and third anniversaries of the closing, respectively; and the Senior Secured Notes of the fourth series had an aggregate principal amount of $37,500 and were scheduled to mature on the fourth anniversary of the closing. The Company estimated that the fair value of the Senior Secured Notes was $63,826 as of December 31, 2009. On April 1, 2010, the Company sold the Senior Secured Notes for $65,475 plus accrued interest and recorded a gain of $1,362 representing the excess of this amount over the adjusted cost basis of the Senior Secured Notes, which is reflected in gain (loss) on investments in the accompanying consolidated statement of operations during the three and six months ended June 30, 2010.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For disclosure purposes, the Company is required to measure the outstanding value of its debt on a recurring basis. The following table presents the carrying value and estimated fair value of the Company’s convertible notes that were carried at historical cost as of June 30, 2011:

	Carrying Amount	Fair Value

2.25% Notes	$400,000	$382,656
2.50% Notes	400,000	387,900

6.	Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive (loss) income. Other comprehensive (loss) income includes certain changes in equity that are excluded from net income, such as changes in unrealized losses on securities. The following table presents the components of comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Unrealized holding gains	$—	$—	$—	$13,177
Unrealized (gains) losses recognized in earnings	—	(5,260)	—	24,248

Other comprehensive (loss) income	—	(5,260)	—	37,425
Net income	21,595	7,684	41,140	3,894

Comprehensive income	$21,595	$2,424	$41,140	$41,319

7.	Stock Repurchase Program, 2010 Tender Offers and Other Repurchases

In 2008, the Board of Directors established a stock repurchase program (the “Program”), at which time the Company was authorized to use up to $30,000 to purchase shares of WebMD common stock, from time to time, in the open market, through block trades or in private transactions, depending on market conditions and other factors. This amount was subsequently increased by $15,331 in July 2011. During the three and six months ended June 30, 2010, the Company repurchased 186,134 and 352,572 shares, respectively, at an aggregate cost of $8,387 and $14,914, respectively, under the Program. During the three and six months ended June 30, 2011, the Company repurchased 9,000 shares at an aggregate cost of $417 under the Program. Additionally, during July 2011 and August 2011, the Company repurchased 863,468 shares at a cost of $29,918. As a result of these purchases, the Company has effectively used all amounts authorized under the Program. Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying consolidated balance sheets.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Intangible Assets

Intangible assets subject to amortization consist of the following:

	June 30, 2011				December 31, 2010
				Weighted				Weighted
	Gross			Average	Gross			Average
	Carrying	Accumulated		Remaining	Carrying	Accumulated		Remaining
	Amount	Amortization	Net	Useful Life(a)	Amount	Amortization	Net	Useful Life(a)

Content	$15,954	$(15,954)	—	—	$15,954	$(15,954)	—	—
Customer relationships	34,057	(19,806)	14,251	7.0	34,057	(18,760)	15,297	7.5
Technology and patents	14,700	(14,700)	—	—	14,700	(14,700)	—	—
Trade names-definite lives	6,030	(3,432)	2,598	4.9	6,030	(3,165)	2,865	5.4
Trade names-indefinite lives	4,464	—	4,464	n/a	4,464	—	4,464	n/a

Total	$75,205	$(53,892)	$21,313		$75,205	$(52,579)	$22,626

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

Amortization expense was $657 and $1,313 during the three and six months ended June 30, 2011, respectively, and $777 and $1,854 during the three and six months ended June 30, 2010, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year Ending December 31:
2011 (July 1st to December 31st)	$1,313
2012	$2,627
2013	$2,627
2014	$2,627
2015	$2,617
Thereafter	$5,038

9.	Commitments and Contingencies

Legal Proceedings

Investigations by United States Attorney for the District of South Carolina and the SEC

As previously disclosed, the United States Attorney for the District of South Carolina conducted an investigation of HLTH, which HLTH first learned about on September 3, 2003. The investigation related principally to issues of financial accounting improprieties relating to Medical Manager Corporation, a predecessor of HLTH (by its merger into HLTH in September 2000), and, more specifically, HLTH’s former Medical Manager Health Systems, Inc. subsidiary. Medical Manager Health Systems was a predecessor to Emdeon Practice Services, Inc. (“EPS”), a subsidiary that HLTH sold to Sage Software in September 2006 (the “EPS Sale”). HLTH and the Company have fully cooperated with the U.S. Attorney’s Office. As previously reported, the Board of Directors of HLTH formed a special committee consisting solely of independent directors to oversee this matter with the sole authority to direct HLTH’s response to the allegations that have been raised and that special committee was continued as a committee of the Board of Directors of the Company from the Merger until May 2011. As previously disclosed, the Company understands that the SEC also conducted a formal investigation into this matter. In connection with the EPS Sale, HLTH retained responsibility for liabilities relating to this matter and the Company assumed that obligation in the Merger.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On December 15, 2005, the United States Attorney announced indictments of ten former officers and employees of Medical Manager Health Systems including Michael A. Singer, a former Chief Executive Officer of Medical Manager Health Systems and a former director of HLTH, who was last employed by HLTH as its Executive Vice President, Physician Software Strategies until February 2005, John H. Kang, a former President of Medical Manager Health Systems, who was employed until May 2001, and John P. Sessions, a former President and Chief Operating Officer of Medical Manager Health Systems, who was employed until September 2003. The indictment initially charged the defendants with conspiracy to commit mail, wire and securities fraud, a violation of Title 18, United States Code, Section 371 and conspiracy to commit money laundering, a violation of Title 18, United States Code, Section 1956(h) but the second count was dismissed in 2009. The allegations set forth in the indictment describe activities that are substantially similar to those described above with respect to the January 2005 plea agreements. One of the defendants passed away in 2008 and was dismissed from the indictment. Four of the defendants were dismissed from the case and two defendants were severed from the case and their cases were transferred to Tampa, Florida. In addition, Mr. Singer has entered into a Deferred Prosecution Agreement with the United States pursuant to which all charges were dismissed against Mr. Singer on July 26, 2010. The trial of John Kang and John Sessions, former officers of Medical Manager Health Systems, began on January 19, 2010 and on March 1, 2010 both men were found guilty by the jury; however, the Court set the verdict aside on May 27, 2010 and entered a judgment of acquittal. The government entered a notice of appeal with respect to the Court’s order. On January 19, 2011, the Court granted the motion of Messrs. Kang and Sessions for a new trial in the event that the government’s appeal of the Court’s ruling to set aside the verdict is successful. The trial of the remaining two defendants was scheduled to begin on October 4, 2010; however, on July 9, 2010, the Court in Tampa placed the case against those defendants on hold pending resolution of the appeal of the South Carolina ruling. On June 8, 2011, upon the motion of the government, the United States Court of Appeals for the Fourth Circuit dismissed the government’s appeal of the District Court’s rulings, thereby ending the government’s case against Messrs. Kang and Sessions. On July 8, 2011, upon the motion of the government, the United States District Court for the Middle District of Florida granted a motion to dismiss the government’s case against the remaining two defendants in Florida. As a result of these two dismissals, it is the Company’s understanding that the government’s investigation into this matter has concluded.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

HLTH had (and the Company has assumed in the Merger) certain indemnity obligations to advance amounts for reasonable defense costs for the former officers and directors of EPS. See Note 2 for a more detailed discussion regarding these indemnification obligations.

Directors & Officers Liability Insurance Coverage Litigation

On July 23, 2007, HLTH commenced litigation (the “Coverage Litigation”) in the Court of Chancery of the State of Delaware in and for New Castle County against ten insurance companies in which HLTH was seeking to compel the defendant companies (collectively, the “Defendants”) to honor their obligations under certain directors and officers liability insurance policies (the “Policies”). WebMD succeeded to HLTH as plaintiff in this action as a result of the Merger. HLTH was seeking an order requiring the Defendants to advance and/or reimburse expenses that HLTH had incurred and expected to continue to incur for the EPS Indemnification Obligations, which are described in Note 2.

Pursuant to a stipulation among the parties, the Coverage Litigation was transferred on September 13, 2007 to the Superior Court of the State of Delaware in and for New Castle County. The Policies were issued to HLTH and to EPS, which is a co-plaintiff with the Company in the Coverage Litigation (collectively, the “Plaintiffs”). When EPS was sold in September 2006 to Sage Software, HLTH retained responsibility for the EPS Indemnification Obligations and the Company assumed the EPS Indemnification Obligations as a result of the Merger. HLTH retained (and the Company succeeded to as a result of the Merger) the right to assert claims and recover proceeds under the Policies.

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

On September 9, 2008 and February 4, 2009, respectively, the eighth and ninth level carriers of the Synetic Policies notified HLTH that they believed that they were not bound by the Court’s July 31, 2008 order regarding the duty of the Synetic carriers to advance and reimburse defense costs. This resulted in HLTH making a motion to the Court on February 23, 2009 to require such eighth and ninth level carriers to advance and reimburse defense costs. HLTH later settled with the eighth level carrier. Under the terms of the settlement such carrier has paid, in full and final settlement, an agreed-upon percentage of the policy amount against each payment of defense costs made by the Company as such policy was implicated. On April 15, 2009, the ninth level carrier made a cross-motion for summary judgment claiming that, in light of a policy endorsement

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applicable only to the ninth level carrier, because of the time period during which the conspiracy charged in the Second Superseding Indictment is alleged to have taken place, the Synetic Policy issued by such carrier does not cover the EPS Indemnification Obligations. HLTH believed that such carrier’s motion was without merit and responded to the motion. On July 15, 2009, the Court granted summary judgment in favor of the ninth level carrier. Accordingly, the ninth level carrier was not liable to pay any portion of the $10,000 total coverage of its policy with respect to the EPS Indemnification Obligations. As of June 30, 2011, $84,200 has been paid by insurance companies representing the EPS Policies and the Synetic Policies through a combination of payment under the terms of the Policies, payment under reservation of rights or through settlement. Of this amount, $62,800 represents the portion received through settlement.

On November 17, 2008, HLTH filed a Second Amended Complaint which added four new insurance companies as defendants in the Coverage Action. These carriers are the issuers of a third set of policies (the “Emdeon Policies”) that provide coverage with respect to the EPS Indemnification Obligations. All but one of the carriers who issued the Emdeon Policies moved for summary judgment asserting that exclusions in the Emdeon Policies preclude coverage for the EPS Indemnification Obligations and HLTH filed motions seeking to compel such carriers to advance the costs incurred by HLTH with respect to the EPS Indemnification Obligations. On August 31, 2009, the Court issued two opinions. In the first opinion, the Court granted summary judgment in favor of HLTH with respect to one of the exclusions asserted by the carriers who issued the Emdeon Policies. In the second opinion, the Court granted summary judgment in favor of the carriers with respect to the other exclusion asserted by such carriers. The Company and the carriers who issued the Emdeon Policies (with the exception of the second level carrier with whom the Company has settled) each appealed the trial Court’s August 31, 2009 rulings to the Supreme Court of Delaware and, on April 22, 2010, the Supreme Court decided both appeals in favor of the carriers who issued the Emdeon Policies. The implication of this decision was that the Company had effectively exhausted its insurance coverage with respect to the EPS Indemnification Obligations.

The insurance carriers had also asserted that the Company’s insurance policies provided that, under certain circumstances, amounts advanced by the insurance companies in connection with the EPS Indemnification Obligations would have to have been repaid to the insurance carriers by the Company, although the amounts that the Company received in settlement from certain carriers were not subject to being repaid. As discussed more fully in Note 2 above, as a result of the manner in which the Investigation ended, the Company believes that the insurance carriers do not have the ability to recover any amounts they have previously advanced.

In addition to the Coverage Litigation, on December 22, 2009, TIG Specialty Insurance Company (“TIG”), the second level issuer of the EPS Policies, commenced an action against the Company to recover the $5,000 that TIG advanced to the Company in 2006. The Company and TIG settled the matter in 2010.

Roger H. Kaye and Roger H. Kaye, MD PC v. WebMD, LLC, et al.

In December 2009, a lawsuit was filed by Dr. Roger H. Kaye (and Roger H. Kaye MD PC) individually, and as an alleged class action, under the Telephone Consumer Protection Act (the “TCPA”) and under a similar Connecticut statute, in the U.S. District Court for the District of Connecticut against subsidiaries of the Company. The lawsuit claims that faxes allegedly sent during the period from August 1, 2006 to April 21, 2010 by subsidiaries of the Company and by The Little Blue Book business that the Company sold in September 2009 were sent in violation of the TCPA and the Connecticut statute. With respect to the TCPA claims, the lawsuit seeks statutory damages in excess of $5,000 for each of two classes of plaintiffs, and a trebling of those damages. With respect to the claims under the Connecticut statute, under which trebling is unavailable, the lawsuit additionally seeks an undetermined amount of damages. In April 2010, Plaintiffs filed an amended complaint making substantially the same claims as were asserted in the original complaint. The

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s subsidiaries have filed their answer as well as a motion to dismiss the action with prejudice on the grounds that the Court lacks subject matter jurisdiction and also filed a motion to stay discovery, which was granted pending resolution of the motion to dismiss. On July 8, 2010, the Court denied the motion to dismiss and ordered that class-related discovery should proceed, while continuing a stay of full merits discovery. On December 9, 2010, the parties entered into an agreement to settle the matter (the “Settlement”) subject to Court approval and, on May 1, 2011, the Court entered a final order approving the Settlement and dismissing the lawsuit. On December 7, 2010, the Company entered into an agreement with its insurance carriers pursuant to which the Company’s insurance carriers agreed to pay all amounts payable under the Settlement, subject to the Company’s payment of $332 which was the amount remaining under the Company’s insurance deductible. The Company paid the $332 in December 2010 and such amount was included in the consolidated statements of operations during the year ended December 31, 2010.

Daniel Rodimer, et.al., on behalf of themselves and all others similarly situated v. Apple, Inc., et. al.

On February 17, 2011, the Company was served with a complaint in this lawsuit, which is pending in the United States District Court for the Northern District of California. The Plaintiffs are seeking to have the case certified as a class action. The complaint alleges that Apple, Inc. (“Apple”) and several other defendants, including one or more subsidiaries of the Company, have violated several Federal and California statutes and are also liable under various common law claims in connection with the distribution of software applications for mobile devices through Apple’s iTunes store. The Federal Statutes that are alleged to have been violated are the Computer Fraud and Abuse Act, 18 U.S.C. § 1030; and the Electronic Communications Privacy Act, 18 U.S.C. § 2510. The complaint seeks injunctive relief as well as damages in unspecified amounts. On April 20, 2011, Plaintiffs and the Company signed an agreement tolling the statutes of limitations applicable to Plaintiffs’ alleged claims against the Company. On April 21, 2011, Plaintiffs filed a first consolidated class action complaint that did not name the Company as a party. Pursuant to the terms of the tolling agreement, Plaintiffs dismissed the Company from the case without prejudice, with each party bearing its own costs, and with the reservation of the right to name the Company as party at a subsequent time, subject to any substantive defenses available to the Company. The tolling agreement may be terminated by either party upon 30 days’ written notice.

Myron and Sandy Canson v. WebMD Health Corp., et al.

On August 2, 2011, a class action lawsuit was filed in the United States District Court for the Southern District of New York on behalf of purchasers of the Company’s common stock between February 23, 2011 and July 15, 2011. The complaint alleges that the Company and certain of its officers made false and misleading statements in violation of the Securities Exchange Act of 1934. The complaint seeks unspecified damages and attorneys’ fees. The Company believes the lawsuit is without merit and intends to vigorously defend against it. The Company is unable to predict the outcome of this matter or to reasonably estimate the possible loss or range of loss, if any, arising from the claim.

Other Legal Proceedings

In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of certain of these matters, including certain of those discussed in Note 9 to the Consolidated Financial Statements included in the Company’s 2010 Annual Report on Form 10-K, has yet to be determined, the Company does not believe that their outcomes will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The 2005 Long-Term Incentive Plan, (as amended, the “2005 Plan”) is the only plan under which future grants can be made. The maximum number of shares of the Company’s Common Stock that may be subject to awards under the 2005 Plan was 18,200,000 as of June 30, 2011, subject to adjustment in accordance with the terms of the 2005 Plan. The Company had an aggregate of 3,112,309 shares of Common Stock available for future grants under the 2005 Plan at June 30, 2011.

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

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Life (In Years)	Value(1)

Outstanding at January 1, 2011	10,227,755	$30.79
Granted	784,600	50.04
Exercised	(1,387,964)	27.33
Cancelled	(308,895)	32.17

Outstanding at June 30, 2011	9,315,496	$32.88	7.3	$127,528

Vested and exercisable at the end of the period	3,750,526	$30.08	5.9	$60,611

(1)	The aggregate intrinsic value is based on the market price of the Company’s Common Stock on June 30, 2011, which was $45.58, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on June 30, 2011.

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

	Six Months Ended June 30,
	2011	2010

Expected dividend yield	0.0%	0.0%
Expected volatility	0.31	0.35
Risk-free interest rate	1.75%	1.47%
Expected term (years)	4.7	3.5
Weighted average fair value of options granted during the period	$14.76	$11.56

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

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Balance at January 1, 2011	1,106,751	$33.13
Granted	227,000	50.68
Vested	(200,868)	32.23
Forfeited	(30,750)	30.90

Balance at June 30, 2011	1,102,133	$36.98

Proceeds received from the exercise of options to purchase shares of the Company’s Common Stock were $14,833 and $25,053 during the three and six months ended June 30, 2011, respectively, and $19,890 and $48,114 during the three and six months ended June 30, 2010, respectively. Additionally, in connection with the exercise of certain stock options and the vesting of restricted stock, the Company made payments of $3,460 and $6,632 during the three and six months ended June 30, 2011, respectively, and $17,279 and $39,728 during the three and six months ended June 30, 2010, respectively, related to employee statutory withholding taxes that were satisfied by withholding shares of Common Stock of equal value from the respective employees. The proceeds and payments described above are reflected within cash flows from financing activities within the accompanying consolidated statements of cash flows.

The intrinsic value related to stock options that were exercised, combined with the fair value of shares of restricted stock that vested, aggregated $15,935 and $46,238 for the three and six months ended June 30, 2011, respectively, and $40,450 and $132,701 for the three and six months ended June 30, 2010, respectively.

Other

Each year, the Company issues shares of its Common Stock to each WebMD non-employee director with a value equal to their annual board and committee retainers. The Company recorded $87 and $173 of stock-based compensation expense for the three and six months ended June 30, 2011, respectively, and $94 and $186 for the three and six months ended June 30, 2010, respectively, in connection with these issuances.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Stock options	$6,050	$4,848	$12,673	$10,635
Restricted stock	3,211	2,022	6,315	3,980
Other	87	94	173	186

Total stock-based compensation expense	$9,348	$6,964	$19,161	$14,801

Included in:
Cost of operations	$1,856	$1,475	$3,959	$3,264
Sales and marketing	2,188	1,689	4,579	3,882
General and administrative	5,304	3,800	10,623	7,655

Total stock-based compensation expense	$9,348	$6,964	$19,161	$14,801

As of June 30, 2011, approximately $77,200 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 2.7 years, related to the Plans.

Tax benefits attributable to stock-based compensation represented 39% of stock-based compensation expense for all periods presented.

11.	Other Income (Expense), Net

Other income (expense), net consists of the following items:

			Six Months
			Ended
	Three Months Ended June 30,		June 30,
	2011	2010	2011	2010

Reduction of tax contingencies(a)	$—	$178	$—	$356
Legal expense(b)	—	(79)	(53)	(555)

Other income (expense), net	$—	$99	$(53)	$(199)

(a)	Represents the reduction of certain sales and use tax contingencies resulting from the expiration of various statutes of limitations.

(b)	Represents the costs and expenses incurred by the Company related to the investigation by the United States Attorney for the District of South Carolina and the SEC and the related Coverage Litigation.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report and is intended to provide an understanding of our results of operations, financial condition and changes in our results of operations and financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides: a general description of our company and its business; background information on certain trends, transactions and other developments affecting our company; and a discussion of how seasonal factors may impact the timing of our revenue.

•	Critical Accounting Estimates and Policies. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective and often complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (which we refer to as the SEC).

•	Results of Operations and Supplemental Financial and Operating Information. These sections provide our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on a consolidated basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of June 30, 2011.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

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

Background Information on Certain Trends Influencing the Use of Our Services.  Several key trends in the healthcare and Internet industries are influencing the use of healthcare information services of the types we provide or are developing. Those trends are described briefly below:

•	Use of the Internet by Consumers and Physicians. The Internet has emerged as a major communications medium and has already fundamentally changed many sectors of the economy, including the marketing and sales of financial services, travel, and entertainment, among others. The Internet is also changing the healthcare industry and has transformed how consumers and physicians find and utilize healthcare information.

—	Healthcare consumers increasingly seek to educate themselves online about their healthcare-related issues, motivated in part by the larger share of healthcare costs they are being asked to bear due to changes in the benefit designs being offered by health plans and employers. The Internet has fundamentally changed the way consumers obtain health and wellness information, enabling them to have immediate access to searchable information and dynamic interactive content to check symptoms, assess risks, understand diseases, find providers and evaluate treatment options.

—	The Internet has also become a primary source of information for physicians seeking to improve clinical practice and is growing relative to traditional information sources, such as conferences, meetings and offline journals.

•	Increased Online Marketing and Education Spending for Healthcare Products. Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating consumers and physicians about them; however, only a small portion is currently spent on online services. We believe that these companies, which comprise the majority of the advertisers and sponsors of our public portals, are becoming increasingly aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians, and this increasing awareness will result in increasing demand for our services. In addition, in an effort to improve operating efficiencies, some pharmaceutical companies have been reducing their field sales forces in the past several years. We believe that, in their effort to achieve greater overall marketing efficiency, pharmaceutical companies will continue to increase the use of online promotional marketing to physicians and other healthcare professionals, including through the use of our services. However, notwithstanding our general expectation for increased demand, our advertising and sponsorship revenue may vary significantly from quarter to quarter due to a number of factors, including general economic and regulatory conditions and the following:

—	The majority of our advertising and sponsorship contracts are for terms of approximately four to twelve months. We have relatively few longer term advertising and sponsorship contracts.

—	The time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program, as well as the additional time period before our services are delivered, may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals, including internal approvals relating to compliance with the laws and regulations applicable to the marketing of healthcare products. Recently, we have been experiencing a lengthening of this internal review process by pharmaceutical companies, which has resulted in delays in contracting as well as delays in recognizing expected revenue under executed contracts and which may continue to cause such delays.

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

•	Reaching Health-Conscious Consumers. More than half of the traffic to our consumer portals is in areas of health and wellness that are not related solely to diseases and conditions. The demand for reaching health-conscious consumers is growing significantly. In addition to pharmaceutical, biotechnology and medical device companies, our public portals advertisers and sponsors include consumer products companies whose products relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention. During 2010 and the first half of 2011, we supported a growing number of consumer product company clients and retailers. We plan to continue to focus on increasing sponsorship revenues from consumer products companies, retailers and other companies that are interested in communicating health-related or safety-related information about their products or services to our audience. However, our services for these clients are subject to competition from traditional media, Internet search engines, social media Internet sites, general purpose consumer sites, and numerous other alternatives. In addition, revenues from consumer products companies are more likely to reflect general economic conditions, and to be reduced to a greater extent during economic downturns or recessions, than revenues from pharmaceutical, biotechnology and medical device companies. Accordingly, this portion of our business may develop more slowly than we expect and may be subject to significant quarter-to-quarter variations.

•	Use of Health and Benefits Applications. In a healthcare market where a greater share of the responsibility for healthcare costs and decision-making has been shifting to consumers, use of information technology to assist consumers in making informed decisions about healthcare has also increased. We believe that through our WebMD Health and Benefits Manager tools, including our personal health record application, we are well positioned to play a role in this environment. However, our strategy depends, in part, on increasing usage of our private portal services by our employer and health plan clients’ employees and members and being able to demonstrate a sufficient return on investment and other benefits for our private portals clients from those services. Increasing usage of our private portal services requires us to continue to develop new and updated applications, features and services. In addition, we face competition in the area of healthcare decision-support tools and online health management applications and health information services. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do, and may be better known than we are. We also expect that, for clients and potential clients that have been adversely affected by general economic conditions, we may continue to experience some reductions in initial contracts, contract expansions and contract renewals for our private portal services, as well as reductions in the size of existing contracts.

•	Developments in Social Media and Other Applications. In the past several years, video and multi-media applications have become an increasingly important part of what users expect from Internet sites. In addition, consumers are increasingly using the Internet to access social media as a means to communicate and exchange information, including regarding health and wellness. Similarly, physicians and other healthcare professionals are increasingly participating in condition or topic specific community groups and other interactive applications. Consumers and healthcare professionals are also increasingly using mobile devices to access the Internet, with physicians increasingly using mobile devices in diagnosis and treatment at the point of care. Mobile, while not yet a meaningful revenue source for us, is expected to be an important area of growth for the future. We are focused on

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

—	Physician Connect, our social networking platform for physicians, allows them to exchange information online on a range of topics, including patient care, drug information, healthcare-related legislation and practice management. Physicians can also create polls to assess the opinions of their colleagues on a range of topics. We also offer third parties the opportunity to sponsor Physician Connect discussions and polls so that they can gain insights into physicians’ perspectives and areas of interest. As of June 30, 2011, Physician Connect had attracted more than 150,000 physician members. Medscape from WebMD also offers a variety of sponsored and unsponsored blogs where healthcare professionals can share their thoughts and opinions with the Medscape from WebMD community.

—	In March 2010, we launched The WebMD Community, a social networking initiative that gives consumers the ability to connect with health experts and with other WebMD members to exchange information, experiences and support. The WebMD Community is being integrated throughout each of the core content areas of WebMD.com, giving members the ability to safely and easily connect with others on topics that are most relevant to them. In addition to expert-led communities, members are empowered to create their own communities and to exchange information with other users. The WebMD Community also enables third party sponsors to create branded experiences and to host consumer discussions on specific health and wellness topics most important to them.

—	Medscape Mobile is a free medical application that includes Medscape’s specialty-specific news, comprehensive drug information and clinical reference tools. Medscape Mobile also includes CME activities organized by specialty and designed for use on a mobile device. Medscape Mobile was launched for iPhone® and iPod touch® users in 2009, for Blackberry® users in April 2010 and for iPadtm and Androidtm users in January 2011. As of June 30, 2011, Medscape Mobile had attracted approximately 1.3 million registered users.

—	WebMD for iPhone and WebMD for iPad are free applications for consumers that provide mobile access to certain WebMD content and tools on an iPhone® or iPadtm, including Symptom Checker, First Aid, and Pill Identifier applications, as well as other health information. As of July 31, 2011, these applications had been downloaded approximately 5.3 million times. We also provide the entire mobile audience with access to our consumer content and tools through our new mobile site at www.m.webmd.com.

—	We are pursuing opportunities to expand the reach of our brands outside the United States. Generally, we expect that we would accomplish this through partnerships or joint ventures with other companies having expertise in the specific country or region. In October 2009, we launched our first major consumer portal outside the United States in partnership with Boots, the UK’s leading pharmacy-led health and beauty retailer. In addition, in certain markets outside of the U.S., we expect to provide some of our online services directly to healthcare professionals and, to a lesser extent, consumers.

•	Healthcare Reform Legislation. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (which we refer to as the Reform Legislation), was signed into law in March 2010. The Reform Legislation makes extensive changes to the system of healthcare insurance and benefits in the U.S. In general, the Reform Legislation seeks to reduce healthcare costs and decrease the number of uninsured legal U.S. residents by, among other things, requiring individuals to carry, and certain employers to offer, health insurance or be subject to penalties. The Reform Legislation also imposes new regulations on health insurers, including guaranteed coverage requirements, prohibitions on certain annual and all lifetime limits on amounts paid on behalf of or to plan members, increased restrictions on rescinding coverage, establishment of minimum medical loss ratio requirements, a requirement to cover certain preventive services on a first dollar basis, the establishment of state insurance exchanges and essential benefit packages, and greater limitations on how health insurers price certain of their products. The Reform Legislation also contains provisions that will affect the revenues and profits of pharmaceutical and medical device companies, including new taxes on certain sales of their products. Many of the provisions of the Reform Legislation that expand insurance coverage will not become effective until 2014, and many provisions require regulations and interpretive guidance to be issued before they will be fully implemented. Some provisions do not apply to health plans that were in place when the Reform Legislation was enacted and have not been substantially changed since. In addition, it is difficult to foresee how individuals and businesses will respond to the choices available to them under the Reform Legislation. Furthermore, the Reform Legislation will result in future state legislative and regulatory changes, which we are unable to predict at this time, in order for states to comply with certain provisions of the Reform Legislation and to participate in grants and other incentive opportunities. In addition, a number of parties have filed lawsuits challenging the constitutionality of certain provisions of the Reform Legislation. As of August 1, 2011, two lower federal courts have ruled that the requirement for individuals to carry insurance is unconstitutional, but three lower federal courts and one federal appeals court have upheld this provision, and the Supreme Court has rejected a request for expedited review of one of the rulings against the provision, suggesting that an extended appellate process is likely.

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

As a result of the conversion and repurchase activity described above, as of June 30, 2010, the only convertible notes that remained outstanding were $121,497 principal amount of the 3 1/8% Notes, which were convertible into approximately 3.5 million shares of WebMD common stock. As a result of additional conversions and repurchase activity with respect to the 3 1/8% Notes in the second half of 2010, no convertible notes remained outstanding as of December 31, 2010.

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

Sale of Porex; Senior Secured Notes.  SNTC Holding, Inc., a wholly-owned subsidiary of our company, entered into a stock purchase agreement, dated as of September 17, 2009, for the sale of our Porex business (which we refer to as Porex) for which we received $74,378 in cash at closing, received $67,500 in senior secured notes (which we refer to as the Senior Secured Notes) and incurred approximately $4,900 of transaction expenses. The sale was completed on October 19, 2009. During the three months ended March 31, 2010, we also paid $1,430 to Porex related to the finalization of a customary working capital adjustment. On April 1, 2010, we sold the Senior Secured Notes to their issuer for $65,475 (which represented 97% of the aggregate principal amount) and received accrued interest through that date. We recognized a pre-tax gain of $1,362 related to the sale of the Senior Secured Notes during the three months ended June 30, 2010.

Auction Rate Securities.  Effective April 20, 2010, we entered into an agreement pursuant to which we sold our holdings of auction rate securities (which we refer to as ARS), for an aggregate of $286,399. Under the terms of the agreement, we retained an option (which we refer to as the ARS Option), for a period of two years from the date of the agreement: (a) to repurchase from the purchaser the same principal amount of any or all of the various series of ARS sold at the agreed upon purchase prices received on April 20, 2010; and (b) to receive from the purchaser additional proceeds upon certain redemptions of the various series of ARS sold. Through the ARS Option, we received cash proceeds of $10,467 during the period from April 20, 2010 through December 31, 2010 and $16,561 during the six months ended June 30, 2011.

Indemnification Obligations to Former Officers and Directors of EPS.  HLTH had certain indemnity obligations to advance amounts for reasonable defense costs for initially ten, and later four, former officers and directors of HLTH’s former Emdeon Practice Services subsidiary (which we refer to as EPS) who were indicted in connection with the investigation by United States Attorney for the District of South Carolina (which we refer to as the Investigation) described in Note 9, “Commitments and Contingencies” located in the Notes to the Consolidated Financial Statements included in this Quarterly Report. In connection with the sale of EPS to Sage Software in 2006, HLTH had retained responsibility for the obligations to advance amounts for reasonable defense costs for the former officers and directors of EPS who were indicted (which we refer to as the EPS Indemnification Obligations). During the years ended December 31, 2007, 2008 and 2009, we recorded aggregate pre-tax charges of $116,792, which represented the estimate of our costs related to the EPS Indemnification Obligations. As described in more detail in Note 9, “Commitments and Contingencies” located in the Notes to the Consolidated Financial Statements included in this Quarterly Report, two of the former officers and directors of EPS were found guilty; however, the Court set the verdict aside on May 27, 2010 and entered a judgment of acquittal. On January 19, 2011, the Court granted the motion of those two individuals for a new trial in the event that the government’s appeal of the Court’s ruling to set aside the verdict is successful. At that time, two other former officers of EPS were awaiting trial in Tampa, Florida, which was scheduled to begin on October 4, 2010; however, on July 9, 2010, the Court in Tampa placed the case against those defendants on hold pending resolution of the appeal of the South Carolina ruling. On June 8, 2011, upon the motion of the government, the United States Court of Appeals for the Fourth Circuit dismissed the government’s appeal of the District Court’s rulings, thereby ending the government’s case against Messrs. Kang and Sessions, the two defendants in South Carolina. On July 8, 2011, upon the motion of the government, the United States District Court for the Middle District of Florida granted a motion to dismiss the government’s case against the remaining two defendants in Florida. As a result of these two dismissals, it is our understanding that the Investigation has concluded.

As of December 31, 2010, the remaining accrual with respect to the EPS Indemnification Obligations was $7,527, and was included within liabilities of discontinued operations on the Consolidated Balance Sheet as of that date included in this Quarterly Report. During the three and six months ended June 30, 2011, we reversed the remainder of this accrual as we have determined that we no longer have any remaining liability with respect to the EPS Indemnification Obligations as a result of the June 8, 2011 and July 8, 2011 dismissals described above. The reversal of the remaining accrual of $7,206 is included in income from discontinued operations, net of tax, within the consolidated statements of operations for the three and six months ended June 30, 2011 included in this Quarterly Report. Also included within liabilities of discontinued operations related to this matter was $5,000 as of December 31, 2010, which represented certain reimbursements received from our insurance carriers between July 31, 2008 and December 31, 2010. We deferred recognizing these insurance reimbursements within the consolidated statement of operations because of the possibility they might have to be repaid to the insurance carriers under the terms of the applicable policies. However, as a result of the June 8, 2011 and July 8, 2011 dismissals described above, we believe that the insurance carriers do not have the ability to recover this amount and accordingly, we reversed this accrual. The reversal of $5,000 is included in income from discontinued operations, net of tax, within the consolidated statements of operations for the three and six months ended June 30, 2011 included in this Quarterly Report.

Directors & Officers Liability Insurance Coverage Litigation.  On July 23, 2007, HLTH commenced litigation (which we refer to as the Coverage Litigation) in the Court of Chancery of the State of Delaware in and for New Castle County against ten insurance companies in which HLTH was seeking to compel the defendant companies (which we refer to collectively as the Defendants) to honor their obligations under certain directors and officers liability insurance policies (which we refer to as the Policies). WebMD succeeded to HLTH as plaintiff in this action as a result of the Merger. HLTH was seeking an order requiring the Defendants to advance and/or reimburse expenses that HLTH had incurred and expected to continue to incur for the EPS Indemnification Obligations. The Policies were issued to HLTH and to EPS, which was a co-plaintiff with WebMD in the Coverage Litigation (which we refer to collectively as the Plaintiffs). HLTH retained (and WebMD succeeded to as a result of the Merger) the right to assert claims and recover proceeds under the Policies on behalf of EPS.

Pursuant to a stipulation among the parties, the Coverage Litigation was transferred on September 13, 2007 to the Superior Court of the State of Delaware in and for New Castle County. The Policies were issued to HLTH and to EPS, which is a co-plaintiff with WebMD in the Coverage Litigation (which we refer to collectively as the Plaintiffs). When EPS was sold in September 2006 to Sage Software, HLTH retained responsibility for the EPS Indemnification Obligations and we assumed the EPS Indemnification Obligations as a result of the Merger. HLTH retained (and we succeeded to as a result of the Merger) the right to assert claims and recover proceeds under the Policies.

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

On September 9, 2008 and February 4, 2009, respectively, the eighth and ninth level carriers of the Synetic Policies notified HLTH that they believe that they were not bound by the Court’s July 31, 2008 order regarding the duty of the Synetic carriers to advance and reimburse defense costs. This resulted in HLTH making a motion to the Court on February 23, 2009 to require such eighth and ninth level carriers to advance and reimburse defense costs. HLTH later settled with the eighth level carrier. Under the terms of the settlement such carrier has paid, in full and final settlement, an agreed-upon percentage of the policy amount against each payment of defense costs made by us as such policy was implicated. On April 15, 2009, the ninth level carrier made a cross-motion for summary judgment claiming that, in light of a policy endorsement applicable only to the ninth level carrier, because of the time period during which the conspiracy charged in the Second Superseding Indictment is alleged to have taken place, the Synetic Policy issued by such carrier does not cover the EPS Indemnification Obligations. HLTH believed that such carrier’s motion was without merit and responded to the motion. On July 15, 2009, the Court granted summary judgment in favor of the ninth level carrier. Accordingly, the ninth level carrier was not liable to pay any portion of the $10,000 total coverage of its policy with respect to the EPS Indemnification Obligations. As of June 30, 2011, $84,200 had been paid by insurance companies representing the EPS Policies and the Synetic Policies through a combination of payment under the terms of the Policies, payment under reservation of rights or through settlement. Of this amount, $62,800 represents the portion received through settlement.

On November 17, 2008, HLTH filed a Second Amended Complaint which added four new insurance companies as defendants in the Coverage Action. These carriers are the issuers of a third set of policies (which we refer to as the Emdeon Policies) that provided coverage with respect to the EPS Indemnification Obligations. All but one of the carriers who issued the Emdeon Policies moved for summary judgment asserting that exclusions in the Emdeon Policies preclude coverage for the EPS Indemnification Obligations and HLTH filed motions seeking to compel such carriers to advance the costs incurred by HLTH with respect to the EPS Indemnification Obligations. On August 31, 2009, the Court issued two opinions. In the first opinion, the Court granted summary judgment in favor of HLTH with respect to one of the exclusions asserted by the carriers who issued the Emdeon Policies. In the second opinion, the Court granted summary judgment in favor of the carriers with respect to the other exclusion asserted by such carriers. We and the carriers who issued the Emdeon Policies (with the exception of the second level carrier with whom we have settled) each appealed the trial Court’s August 31, 2009 rulings to the Supreme Court of Delaware and, on April 22, 2010, the Supreme Court decided both appeals in favor of the carriers who issued the Emdeon Policies. The implication of this decision was that we had effectively exhausted our insurance coverage with respect to the EPS Indemnification Obligations.

The insurance carriers had also asserted that our insurance policies provided that under certain circumstances, amounts advanced by the insurance companies in connection with the EPS Indemnification Obligations would have to be repaid to the insurance carriers by us, although the amounts that we received in settlement from certain carriers were not subject to being repaid. As a result of the manner in which the Investigation ended, we believe that the insurance carriers do not have the ability to recover any amounts they have previously advanced.

In addition to the Coverage Litigation, on December 22, 2009, TIG Specialty Insurance Company (which we refer to as TIG), the second level issuer of the EPS Policies, commenced an action against us to recover the $5,000 that TIG advanced to us in 2006. Our company and TIG settled this matter in 2010.

Seasonality

The timing of our revenue is affected by seasonal factors. Our public portal advertising and sponsorship revenue is seasonal, primarily due to the annual spending patterns of the advertising and sponsorship clients of our public portals. This portion of our revenue is usually the lowest in the first quarter of each calendar year, and increases during each consecutive quarter throughout the year. The timing of revenue in relation to our expenses, many of which do not vary directly with revenue, has an impact on cost of operations, sales and marketing and general and administrative expenses as a percentage of revenue in each calendar quarter.

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

Critical Accounting Policies

We believe the following reflects our critical accounting policies and our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•	Revenue Recognition. Revenue from advertising is recognized as advertisements are delivered or as publications are distributed. Revenue from sponsorship arrangements, content syndication and distribution arrangements, information services and licenses of healthcare management tools and private portals as well as related health coaching services are recognized ratably over the term of the applicable agreement. Revenue from the sponsorship of CME is recognized over the period that we substantially complete our contractual deliverables as determined by the applicable agreements.

For contracts that contain multiple deliverables that were entered into prior to January 1, 2011, revenue is allocated to each deliverable based on its relative fair value determined using vendor-specific objective evidence (“VSOE”). In certain instances where fair value did not exist for all the elements, the amount of revenue allocated to the delivered elements equals the total consideration less the fair value of the undelivered elements to the extent VSOE exists for the undelivered elements. In instances where fair value did not exist for the undelivered elements, the entire consideration is recognized over the period that the last element is delivered.

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

As a result of the adoption of ASU 2009-13, revenue for the three and six months ended June 30, 2011 was approximately $1,900 and $3,700, respectively, higher than the revenue that would have been recorded under the previous accounting standards. This resulted from services that were provided or partially provided during the three and six months ended June 30, 2011, for certain deliverables of our multiple deliverable arrangements for which we would have previously deferred the related revenue under the previous accounting standards. During the three and six months ended June 30, 2011, we assigned value to these deliverables using our best estimate of selling price, and recognized revenue as they were delivered. The multiple deliverable arrangements that were impacted by ASU 2009-13 related to our public portal revenues and the services underlying such arrangements are generally delivered over periods of twelve months or less. We are not able to reasonably estimate the effect of adopting ASU 2009-13 on future periods as the impact will vary based on many factors including, but not limited to, the quantity and size of new or materially modified multiple-deliverable arrangements entered into, as well as the nature of the various services contained within those arrangements and the time periods over which those services are delivered.

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

Our ARS were classified as Level 3 assets as their valuation, including the portion of their valuation attributable to credit losses, required substantial judgment and estimation of factors that were not currently observable in the market due to the lack of trading in the securities. If different assumptions were used for the various inputs to the valuation approach including, but not limited to, assumptions involving the estimated lives of the ARS holdings, the estimated cash flows over those estimated lives, and the estimated discount rates applied to those cash flows, the estimated fair value of those investments could have been significantly higher or lower than the fair value we determined. In connection with the sale of our ARS on April 20, 2010, we retained an option (which we refer to as the ARS Option), for a period of two years: (a) to repurchase from the purchaser the same principal amount of any or all of the various series of ARS sold, at the agreed upon purchase prices received on April 20, 2010; and (b) to receive additional proceeds from the purchaser upon certain redemptions of the various series of ARS sold. During 2010, we recognized an aggregate gain of $14,712 related to the ARS Option, and received cash proceeds of $10,467 during the period from April 20, 2010 through December 31, 2010. During the six months ended June 30, 2011, we recorded an aggregate gain of $15,829 related to the ARS Option and we received cash proceeds of $16,561. The value of the ARS Option as of June 30, 2011 is estimated to be $3,513 and has been classified as a Level 3 asset as its valuation requires substantial judgment. The historical redemption activity of the specific ARS underlying the ARS Option was the most significant assumption used to determine an estimated value of the ARS Option. We are required to reassess the value of this ARS Option at each reporting period, and any changes in value will be recorded within the statement of operations in future periods. See Note 5 in the Notes to the Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our ARS Option.

•	Stock-Based Compensation. Stock-based compensation expense for all share-based payment awards granted is determined based on the grant-date fair value. The grant-date fair value for stock options is estimated using the Black-Scholes Option Pricing Model. We recognize these compensation costs net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment awards. As of June 30, 2011, there was approximately $77.2 million of unrecognized stock-based compensation expense (net of estimated forfeitures) related to unvested stock options and restricted stock awards held by employees, which is expected to be recognized over a weighted-average period of approximately 2.7 years, related to our stock-based compensation plans.

•	Deferred Taxes. Our deferred tax assets are comprised primarily of net operating loss carryforwards and federal tax credits. These net operating loss carryforwards and federal tax credits may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. A significant portion of our net deferred tax assets, including the portion related to excess tax benefits of stock-based awards, are reserved for by a valuation allowance as required by relevant accounting literature. The remaining portion of our net deferred tax assets are no longer reserved for by a valuation allowance. Management determines the need for a valuation allowance by assessing the probability of realizing deferred tax assets, taking into consideration factors including historical operating results, expectations of future earnings and taxable income. Management will continue to evaluate the need for a valuation allowance in the future.

•	Tax Contingencies. Our tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by tax authorities. These potential exposures result from applications of various statutes, rules, regulations and interpretations. Our estimates of tax contingencies reflect assumptions and judgments about potential actions by taxing jurisdictions. We believe that these assumptions and judgments are reasonable. However, our accruals may change in the future due to new developments in each matter and the ultimate resolution of these matters may be greater or less than the amount that we have accrued. Consistent with our historical financial reporting, we have elected to reflect interest and penalties related to uncertain tax positions as part of the income tax provision (benefit).

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	$	%(a)	$	%(a)	$	%(a)	$	%(a)

Revenue	$141,369	100.0	$122,707	100.0	$272,978	100.0	$230,737	100.0
Cost of operations	51,152	36.2	45,368	37.0	99,601	36.5	88,362	38.3
Sales and marketing	32,270	22.8	29,425	24.0	64,564	23.7	57,832	25.1
General and administrative	22,006	15.6	20,577	16.8	44,827	16.4	39,386	17.1
Depreciation and amortization	6,724	4.8	6,318	5.1	13,148	4.8	13,333	5.8
Interest income	51	—	420	0.3	67	—	3,829	1.7
Interest expense	5,833	4.1	3,170	2.6	8,974	3.3	8,309	3.6
Loss on convertible notes	—	—	11,011	9.0	—	—	14,738	6.4
Gain (loss) on investments	1,769	1.3	6,002	4.9	15,829	5.8	(22,846)	(9.9)
Other income (expense), net	—	—	99	0.1	(53)	—	(199)	(0.1)

Income (loss) from continuing operations before income tax provision (benefit)	25,204	17.8	13,359	10.9	57,707	21.1	(10,439)	(4.5)
Income tax provision (benefit)	11,003	7.8	5,675	4.6	23,961	8.8	(14,333)	(6.2)

Income from continuing operations	14,201	10.0	7,684	6.3	33,746	12.4	3,894	1.7
Income from discontinued operations, net of a tax provision of $4,812 for the three and six months ended June 30, 2011	7,394	5.2	—	—	7,394	2.7	—	—

Net income	$21,595	15.3	$7,684	6.3	$41,140	15.1	$3,894	1.7

(a)	Amounts may not add due to rounding.

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

The following table is a summary of our non-cash expenses included in the respective statements of operations captions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Stock-based compensation expense included in:
Cost of operations	$1,856	$1,475	$3,959	$3,264
Sales and marketing	2,188	1,689	4,579	3,882
General and administrative	5,304	3,800	10,623	7,655

Total stock-based compensation expense	$9,348	$6,964	$19,161	$14,801

Three and Six Months Ended June 30, 2011 and 2010

The following discussion is a comparison of our results of operations on a consolidated basis for the three and six months ended June 30, 2011 and 2010.

Revenue

Our total revenue increased 15.2% and 18.3% to $141,369 and $272,978 in the three and six months ended June 30, 2011, respectively, from $122,707 and $230,737 in the prior year periods. This increase was due to higher revenue from our public portals offset by a decrease in revenue from our private portal services. A more detailed discussion regarding changes in revenue is included below under “— Supplemental Financial and Operating Information.”

Costs and Expenses

Cost of Operations.  Cost of operations increased to $51,152 and $99,601 in the three and six months ended June 30, 2011, respectively, from $45,368 and $88,362 in the prior year periods. As a percentage of revenue, cost of operations was 36.2% and 36.5% in the three and six months ended June 30, 2011, compared to 37.0% and 38.3% for the prior year periods. Included in cost of operations was non-cash expense related to stock-based compensation of $1,856 and $3,959 during the three and six months ended June 30, 2011, respectively, compared to $1,475 and $3,264 in the prior year periods. Cost of operations excluding such non-cash expense was $49,296 and $95,642 in the three and six months ended June 30, 2011, respectively, or 34.9% and 35.0% of revenue, compared to $43,893 and $85,098, or 35.8% and 36.9% of revenue for the prior year periods. The increase in absolute dollars during the three and six months ended June 30, 2011 compared to the prior year periods was primarily attributable to an increase of approximately $5,665 and $11,977 of Website operations expense associated with the delivery of our advertising and sponsorship arrangements and increased traffic to our Websites, and a decrease of approximately $412 and $1,983 in development and distribution expense.

Sales and Marketing.  Sales and marketing expense increased to $32,270 and $64,564 in the three and six months ended June 30, 2011, respectively, from $29,425 and $57,832 in the prior year periods. As a percentage of revenue, sales and marketing expense was 22.8% and 23.7% in the three and six months ended June 30, 2011, compared to 24.0% and 25.1% for the prior year periods. Included in sales and marketing expense was non-cash expense related to stock-based compensation of $2,188 and $4,579 during the three and six months ended June 30, 2011, respectively, compared to $1,689 and $3,882 in the prior year periods. Sales and marketing expense, excluding such non-cash expenses, was $30,082 and $59,985 in the three and six months ended June 30, 2011, respectively, or 21.3% and 22.0% of revenue, compared to $27,736 and $53,950, or 22.6% and 23.4% of revenue for the prior year periods. The increase in absolute dollars was primarily attributable to an increase in compensation related costs due to increased staffing. The decrease as a percentage of revenue, excluding the non-cash expenses discussed above, for 2011 compared to 2010 was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in sales and marketing expense.

General and Administrative.  General and administrative expense increased to $22,006 and $44,827 in the three and six months ended June 30, 2011, respectively, from $20,577 and $39,386 in the prior year periods. As a percentage of revenue, general and administrative expense was 15.6% and 16.4% in the three and six months ended June 30, 2011, compared to 16.8% and 17.1% for the prior year periods. Included in general and administrative expense was non-cash stock-based compensation expense of $5,304 and $10,623 during the three and six months ended June 30, 2011, respectively, compared to $3,800 and $7,655 in the prior year periods. The increase in non-cash stock-based compensation expense was primarily due to certain stock options and restricted stock awards that were granted after June 30, 2010, for which there was no comparable expense in the 2010 periods. General and administrative expense, excluding such non-cash expense, was $16,702 and $34,204 in the three and six months ended June 30, 2011, respectively, or 11.8% and 12.5% of revenue, compared to $16,777 and $31,731, or 13.7% and 13.8% of revenue during for the prior year periods. The decrease in general and administrative expense as a percentage of revenue, excluding the non-cash expense discussed above, for the three and six months ended June 30, 2011 compared to the prior year periods, was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in general and administrative expense.

Depreciation and Amortization.  Depreciation and amortization expense was $6,724 and $13,148 in the three and six months ended June 30, 2011, respectively, compared to $6,318 and $13,333 in the prior year periods. Amortization expense decreased by $120 and $541 during the three and six months ended June 30, 2011 over the prior year period resulting from certain intangible assets becoming fully amortized, which was partially offset by an increase in depreciation expense of $526 and $356 during the three and six months ended June 30, 2011, respectively, relating to capital expenditures in 2011 and 2010.

Interest Income.  Interest income decreased to $51 and $67 in the three and six months ended June 30, 2011, respectively, from $420 and $3,829 in the prior year periods. The decrease resulted from a decrease in the average rates of return during 2011.

Interest Expense.  Interest expense was $5,833 and $8,974 in the three and six months ended June 30, 2011, respectively, compared to $3,170 and $8,309 in the prior year periods. Interest expense in the three and six months ended June 30, 2011 included non-cash interest expense of $1,083 and $1,599, respectively. The 2011 amounts relate to the amortization of the debt issuance costs for our 2.50% Notes and our 2.25% Notes. The 2010 amounts related to the amortization of the debt discount for our 3 1/8% Notes and the amortization of the debt issuance costs for our 3 1/8% Notes and our 1.75% Notes. The decrease in interest expense is a result of lower debt outstanding during 2011 when compared to 2010 due to the repurchases and conversions of our 3 1/8% Notes and our 1.75% Notes over these periods and the 2.50% Notes and 2.25% Notes only being outstanding for a portion of 2011.

Loss on Convertible Notes.  During the three and six months ended June 30, 2010, we repurchased $32,446 principal amount of our 1.75% Notes. Additionally, during the three and six months ended June 30, 2010, we repurchased $12,869 and $32,176 principal amount of our 3 1/8% Notes and the holders of the 3 1/8% Notes converted $12,700 and $96,627 principal amount into shares of our common stock, respectively. As a result of these repurchases and conversions, we recognized a net loss of $11,011 and $14,738 during the three and six months ended June 30, 2010, respectively. No 1.75% Notes or 3 1/8% Notes were outstanding at December 31, 2010.

Gain (Loss) on Investments.  On April 20, 2010, we sold our holdings of ARS for an aggregate of $286,399. See “— Introduction — Background Information on Certain Transactions and Other Significant Developments — Auction Rate Securities” for additional information. As a result, during the three months ended March 31, 2010 we recorded a charge of $28,848, representing the difference between the adjusted cost basis of our ARS holdings and the proceeds received on April 20, 2010. During the three months ended June 30, 2010, we recorded gains of $6,002 related to the sale of our remaining equity investments, the sale of our Senior Secured Notes and adjustments in the value of our ARS Option. During the three and six months ended June 30, 2011 we recorded a gain on investments of $1,769 and $15,829, respectively, related to adjustments in the value of our ARS Option.

Other Income (Expense), Net.  Other income (expense), net was $0 and $(53) in the three and six months ended June 30, 2011, respectively, compared to $99 and $(199) in the prior periods. Included in other income (expense), net was $0 and $53 for the three and six months ended June 30, 2011 compared to $79 and $555 in the prior periods of external legal costs and expenses we incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC and the related Coverage Litigation. Also included in other income (expense), net for the three and six months ended June 30, 2010 was $178 and $356, respectively, related to the reversal of certain sales and use tax contingencies resulting from the expiration of various statutes of limitations.

Income Tax Provision (Benefit).  The income tax provision was $11,003 and $23,961 for the three and six months ended June 30, 2011, compared to an income tax provision of $5,675 for the three months ended June 30, 2010 and a benefit of $14,333 for the six months ended June 30, 2010. Included in the income tax benefit for the six months ended June 30, 2010 is a deferred tax benefit of approximately $22,000 primarily related to the reversal of income tax valuation allowance attributable to the sale of our investments in ARS.

Income from Discontinued Operations, Net of Tax.  Income from discontinued operations, net of tax, was $7,394 for the three and six months ended June 30, 2011. Income from discontinued operations represents the reversal of the remaining accruals related to the investigation by the United States Attorney for the District of South Carolina and the SEC and the related Coverage Litigation as the Company understands that the government’s investigation into this matter has ended. For additional information, see “Introduction — Background Information on Certain Transactions and other Significant Developments — EPS Indemnification Obligations” and “— Directors & Officers Liability Insurance Coverage Litigation.”

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue
Public portal advertising and sponsorship	$121,108	$100,592	$231,471	$186,849
Private portal services	20,261	22,115	41,507	43,888

	$141,369	$122,707	$272,978	$230,737

Earnings before interest, taxes, non-cash and other items (Adjusted EBITDA)	$45,289	$34,301	$83,147	$59,958
Interest, taxes, non-cash and other items
Interest income	51	420	67	3,829
Interest expense	(5,833)	(3,170)	(8,974)	(8,309)
Income tax (provision) benefit	(11,003)	(5,675)	(23,961)	14,333
Depreciation and amortization	(6,724)	(6,318)	(13,148)	(13,333)
Non-cash stock-based compensation	(9,348)	(6,964)	(19,161)	(14,801)
Loss on convertible notes	—	(11,011)	—	(14,738)
Gain (loss) on investment	1,769	6,002	15,829	(22,846)
Other income (expense), net	—	99	(53)	(199)

Income from continuing operations	14,201	7,684	33,746	3,894
Income from discontinued operations, net of tax	7,394	—	7,394	—

Net income	$21,595	$7,684	$41,140	$3,894

The following discussion is a comparison of the results of operations for our two groups of revenue and our Adjusted EBITDA for the three and six months ended June 30, 2011 and 2010.

Public Portal Advertising and Sponsorship.  Public portal advertising and sponsorship revenue was $121,108 and $231,471 in the three and six months ended June 30, 2011, respectively, an increase of $20,516 and $44,622 or 20.4% and 23.9% from the prior year periods. The increase in public portal advertising and sponsorship revenue was primarily attributable to an increase in the average size and number of unique sponsored programs on our sites, including both brand sponsorship and educational programs. Approximately $1,900 and $3,700 of the increase for the three and six months ended June 30, 2011 was related to the adoption of a new revenue recognition standard that impacts the timing of revenue related to multiple deliverable revenue arrangements. For a more detailed description of the impact of this new accounting guidance, see “— Critical Accounting Estimates and Policies — Critical Accounting Policies — Revenue Recognition”. In general, pricing remained relatively stable for our advertising and sponsorship programs and was not a significant source of the revenue increase.

Private Portal Services.  Private portal services revenue was $20,261 and $41,507 in the three and six months ended June 30, 2011, respectively, a decrease of $1,854 and $2,381 or 8.4% and 5.4% from the prior year periods. The number of companies using our private portal platform was 120 as of June 30, 2011, compared to 129 in the prior year period. The decline in revenue was primarily due to a decline in the number of employees and health plan members of our customers and a reduction in the overall number of customers. In general, pricing remained relatively stable for our private portal services and was not a significant source of the revenue decrease. As of June 30, 2011, we also had approximately 122 additional customers who purchase stand-alone decision support services from us, compared to 130 customers at June 30, 2010.

Adjusted EBITDA.  Adjusted EBITDA increased to $45,289 and $83,147 in the three and six months ended June 30, 2011, respectively, from $34,301 and $59,958 in the prior year periods. As a percentage of revenue, Adjusted EBITDA was 32.0% and 30.5% for the three and six months ended June 30, 2011, respectively, compared to 28.0% and 26.0% in the prior year periods. This increase as a percentage of revenue was primarily due to higher revenue, specifically related to the increase in the number of brands and sponsored programs in our public portals, without incurring a proportionate increase in overall expenses.

Explanatory Note Regarding Adjusted EBITDA.  Adjusted EBITDA is a non-GAAP financial measure and should be viewed as supplemental to, and not as an alternative for, “income (loss) from continuing operations” or “net income (loss)” calculated in accordance with GAAP. Our management uses Adjusted EBITDA as an additional measure of performance for purposes of business decision-making, including developing budgets, managing expenditures, and evaluating potential acquisitions or divestitures. Period-to-period comparisons of Adjusted EBITDA help our management identify additional trends in financial results that may not be shown solely by period-to-period comparisons of income (loss) from continuing operations or net income (loss). In addition, we use Adjusted EBITDA in the incentive compensation programs applicable to some of our employees in order to evaluate our performance. We believe that the presentation of Adjusted EBITDA is useful to investors in their analysis of our results for reasons similar to the reasons why our management finds it useful and because it helps facilitate investor understanding of decisions made by our management in light of the performance metrics used in making those decisions. In addition, we believe that providing Adjusted EBITDA, together with a reconciliation of Adjusted EBITDA to income (loss) from continuing operations or to net income (loss), helps investors make comparisons between us and other companies that may have different capital structures, different effective income tax rates and tax attributes, different capitalized asset values and/or different forms of employee compensation. Please see the “Explanation of Non-GAAP Financial Measures” filed as Exhibit 99.1 to this Quarterly Report for additional background information regarding our use of Adjusted EBITDA. Exhibit 99.1 is incorporated in this MD&A by this reference.

Liquidity and Capital Resources

As of June 30, 2011, we had $1,145,061 of cash and cash equivalents, and working capital of $1,142,211. Our working capital is affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, the timing of interest payments related to our convertible debt and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities from our continuing operations during the six months ended June 30, 2011 was $77,100, which related to consolidated net income of $41,140, adjusted for the income from discontinued operations of $7,394, the gain on investments of $15,829, the non-cash income tax provision of $4,423 related to deferred income taxes, and other non-cash expenses of $33,908, which include depreciation and amortization expense, non-cash interest expense and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities provided cash flow of $20,852, primarily due to cash provided by a decrease in accounts receivable of $19,234 and an increase in accrued liabilities of $4,765, offset by cash used as a result of an increase in prepaid expenses of $2,103 and a decrease in deferred revenue of $1,044.

Cash provided by operating activities from our continuing operations during the six months ended June 30, 2010 was $66,667, which related to consolidated net income of $3,894, adjusted for the losses on investments and convertible notes aggregating $37,584, the non-cash deferred income tax benefit of $27,729, and other non-cash expenses of $32,019, which include depreciation and amortization expense, non-cash interest expense and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities provided cash flow of $20,899, primarily due to cash provided by an increase in deferred revenue of $14,596 and a decrease in accounts receivable of $13,248 offset by cash used as a result of a decrease in accrued liabilities and other long-term liabilities of $4,801 and an increase in prepaid expenses of $2,144.

Cash provided by investing activities was $7,004 during the six months ended June 30, 2011, compared to cash provided by investing activities of $351,057 in the prior period. We received $16,561 related to our ARS Option during the six months ended June 30, 2011 compared to $354 in the 2010 period. We used $9,557 in connection with purchases of property and equipment during the six months ended June 30, 2011 compared to $9,719 of purchases of property and equipment in the prior year period. In the 2010 period, we also received $361,852 related to the sale of available-for-sale securities.

Cash provided by financing activities was $660,592 during the six months ended June 30, 2011, compared to cash used in financing activities of $327,284 in the prior period. Cash provided by financing activities in the 2011 period principally related to the issuance of $400,000 aggregate principal amount 2.50% Notes and $400,000 aggregate principal amount 2.25% Notes. After deducting the related issuance costs, the issuance of our 2.50% Notes and 2.25% Notes resulted in an aggregate cash inflow of $774,745. Other sources of cash during the six months ended June 30, 2011 included $25,053 of proceeds received from the exercise of stock options and $17,843 of a tax benefit on stock-based awards. Cash used in financing activities in the 2011 period principally related to $150,417 used for the repurchase of our Common Stock and $6,632 used for withholding taxes on stock-based awards. Cash used in financing activities in the 2010 period principally related to $81,362 used for the repurchase of our 1.75% and 3 1/8% Notes, $264,527 used for the purchase of treasury stock and $39,728 used for withholding taxes on stock-based awards. These uses of cash were offset by proceeds of $48,114 received from the exercise of stock options and $10,219 of a tax benefit on stock-based awards.

Included in our consolidated statements of cash flows for the six months ended June 30, 2011 are cash flows related to our discontinued operations which include $136 and $15,585 in payments made in the 2011 and 2010 periods, respectively, in connection with the defense costs of the former officers and directors of our former EPS subsidiary in connection with the investigation by the United States Attorney for the District of South Carolina and the SEC. For additional information, see “Introduction — Background Information on Certain Transactions and other Significant Developments — EPS Indemnification Obligations” and “— Directors & Officers Liability Insurance Coverage Litigation.”

Potential future uses of cash include repurchases of our Common Stock and our anticipated capital expenditure requirements for the second half of 2011, which we currently estimate to be up to $20,000 and which relate to expansion of our facilities and improvements that will be deployed across our public and private portal Websites in order to enable us to service future growth in unique users and page views, as well as to create new sponsorship areas for our customers, and to improve the systems used to provide our private portal applications.

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

Accounting Pronouncements to be Adopted in the Future

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity. For public entities, the amendment is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this amendment will result in a change only to our current presentation of comprehensive income.

In May 2011, the FASB issued amendments to the existing guidance on fair value measurement. The amendments are intended to create consistency between U.S. generally accepted accounting standards and International Financial Reporting Standards on measuring fair value and disclosing information about fair value measurements. The amendments clarify the application of existing fair value measurement requirements including (i) the application of the highest and best use valuation premise concepts, (ii) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and (iii) quantitative information required for fair value measurements categorized within Level 3. In addition, the amendments require additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011. These changes are required to be applied prospectively. We are currently evaluating the impact that this amendment may have on our financial condition and results of operations.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal and maintain adequate liquidity.

Our cash and money market investments, which approximate $1.1 billion at June 30, 2011, are not subject to changes in interest rates.

The 2.50% Notes and the 2.25% Notes have fixed interest rates; therefore, changes in interest rates will not impact our results of operations or financial position.

ITEM 4.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of June 30, 2011.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in WebMD’s internal control over financial reporting occurred during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

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

Risks Related to Our Operations and the Healthcare Content We Provide

If we are unable to provide content and services that attract and retain users to The WebMD Health Network on a consistent basis, our advertising and sponsorship revenue could be reduced

Users of The WebMD Health Network have numerous other online and offline sources of healthcare information and related services. Our ability to compete for user traffic on our public portals depends upon our ability to make available a variety of health and medical content, decision-support applications and other services that meet the needs of a variety of types of users, including consumers, physicians and other healthcare professionals, with a variety of reasons for seeking information. Our ability to do so depends, in turn, on:

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

•	Our public portals and mobile applications face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. We compete for users with online services and Websites that provide health-related information, including both commercial sites and not-for-profit sites. We compete for advertisers and sponsors with: health-related Websites; general purpose consumer Websites that offer specialized health sub-channels; other high-traffic Websites that include both healthcare-related and non-healthcare-related content and services; search engines that provide specialized health search; and advertising networks that aggregate traffic from multiple sites. Our public portals also face competition from offline publications and information services.

•	Our private portals compete with providers of healthcare decision-support tools and online health management applications, including personal health records; wellness and disease management vendors; and health information services and health management offerings of healthcare benefits companies and their affiliates.

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

Our advertising and sponsorship revenue may vary significantly from quarter to quarter and its amount and timing may be subject to factors beyond our control, including regulatory changes affecting advertising and promotion of drugs and medical devices and general economic conditions

Our advertising and sponsorship revenue may vary significantly from quarter to quarter due to a number of factors, many of which are not within our control, and some of which may be difficult to forecast accurately, including potential effects on demand for our services as a result of regulatory changes affecting advertising and promotion of drugs and medical devices and general economic conditions. The majority of our advertising and sponsorship programs are for terms of approximately four to twelve months. We have relatively few longer term advertising and sponsorship programs. We cannot assure you that our current advertisers and sponsors will continue to use our services beyond the terms of their existing contracts or that they will enter into any additional contracts.

The time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program, as well as the additional time period before our services are delivered, may be longer than expected, especially for larger contracts, and may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals, including internal approvals relating to compliance with the laws and regulations applicable to the marketing of healthcare products. Recently, we have been experiencing a lengthening of this internal review process by pharmaceutical companies, which has resulted in delays in contracting as well as delays in expected revenue under executed contracts and which may continue to cause such delays. Other factors that could affect the timing of contracting for specific programs with advertisers and sponsors, or receipt of revenue under such contracts, include:

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

We may be unsuccessful in our efforts to increase advertising and sponsorship revenue from consumer products companies

Much of our advertising and sponsorship revenue has, in the past, come from pharmaceutical, biotechnology and medical device companies. We have been focusing on increasing sponsorship revenue from consumer products companies that are interested in communicating health-related or safety-related information about their products to our audience. However, while many consumer products companies are increasing the portion of their promotional spending used on the Internet, we cannot assure you that these advertisers and sponsors will find our consumer Websites to be as effective as other Websites or traditional media for promoting their products and services. In addition, revenues from consumer products companies are more likely to reflect general economic conditions, and to be reduced to a greater extent during economic downturns or recessions, than revenues from pharmaceutical, biotechnology and medical device companies. Accordingly, this portion of our business may develop more slowly than we expect and may be subject to significant quarter-to-quarter variations.

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

Federal and state legislatures and agencies periodically consider reforming aspects of the United States healthcare system. Significant federal healthcare reform legislation was enacted in March 2010, as discussed in the next risk factor.

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

Many of the provisions of the Reform Legislation that expand insurance coverage will not become effective until 2014, and many provisions require regulations and interpretive guidance to be issued before they will be fully implemented. Some provisions do not apply to health plans that were in place when the Reform Legislation was enacted and have not been substantially changed since. In addition, it is difficult to foresee how individuals and businesses will respond to the choices available to them under the Reform Legislation. Furthermore, the Reform Legislation will result in future state legislative and regulatory changes, which we are unable to predict at this time, in order for states to comply with certain provisions of the Reform Legislation and to participate in grants and other incentive opportunities. In addition, a number of parties have filed lawsuits challenging the constitutionality of certain provisions of the Reform Legislation. As of August 1, 2011, two lower federal courts have ruled that the requirement for individuals to carry insurance is unconstitutional, while three lower federal courts and one federal appeals court have upheld this provision, and the Supreme Court has rejected a request for expedited review of one of the rulings against the provision, suggesting that an extended appellate process is likely. Accordingly, while we do not currently anticipate any significant adverse effects on WebMD as a direct result of application of the Reform Legislation to our businesses or on our company in its capacity as an employer, we are unable to predict what the indirect impacts of the Reform Legislation will be on WebMD’s businesses through its effects on other healthcare industry participants, including pharmaceutical and medical device companies that are advertisers and sponsors of our public portals and employers and health plans that are clients of our private portals. Healthcare industry participants may respond to the Reform Legislation or to uncertainties created by the Reform Legislation by reducing their expenditures or postponing expenditure decisions, including expenditures for our services, which could have a material adverse effect on our business.

Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies

The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Existing and new laws and regulations affecting the healthcare industry could create unexpected liabilities for us, could cause us to incur additional costs and could restrict our operations. Many healthcare laws are complex, and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services that we provide. However, these laws and regulations may nonetheless be applied to our products and services. Our failure to accurately anticipate the application of these laws and regulations, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our businesses. Some of the risks we face from healthcare regulation are as follows:

•	Regulation of Drug and Medical Device Advertising and Promotion. The WebMD Health Network provides services involving advertising and promotion of prescription and over-the-counter drugs and medical devices. If the Food and Drug Administration (FDA) or the Federal Trade Commission (FTC) finds that any of our products and services or any information on The WebMD Health Network, in our mobile applications, or in WebMD the Magazine violates applicable regulations, they may take regulatory or judicial action against us and/or the advertiser or sponsor of that information. The FDA has also publicly announced that it plans in 2011 to issue regulatory guidance for the industry concerning use of the Internet and social media. State attorneys general may take similar action based on their state’s consumer protection statutes. Any increase or change in regulation of drug or medical device advertising and promotion could make it more difficult for us to contract for sponsorships and advertising. We cannot predict what actions the FDA or industry participants may take in the future. It

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

•	Anti-kickback Laws. There are federal and state laws that govern patient referrals, physician financial relationships and inducements to healthcare providers and patients. The federal healthcare programs anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. These laws are applicable to manufacturers and distributors and, therefore, may restrict how we and some of our customers market products to healthcare providers, including e-details. Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate some portions of our business and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities to our practices could result in adverse publicity and be costly for us to respond to.

•	False Claims Laws. The Federal False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a Federal healthcare program. In addition, various states have enacted false claim laws analogous to the Federal False Claims Act, and many of these state laws apply where a claim is submitted to any third-party payor and not merely a federal healthcare program. When an entity is determined to have violated the Federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government plus civil penalties. In recent years an increasing number of Federal False Claims Act cases have been brought against drug manufacturers and resulted in significant monetary settlements and imposition of federally supervised corporate integrity agreements in circumstances that include allegations that company sponsored CME was unlawful off label promotion. Any action against us for violation of these laws could cause us to incur significant legal expenses and may adversely affect our ability to operate our business. Similarly, False Claims Act actions and resulting Corporate Integrity Agreements involving our customers may influence their willingness to continue to use our services.

•	Medical Professional Regulation. The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine. If a state determines that some portion of our business violates these laws, it may seek to have us discontinue those portions or subject us to penalties or licensure requirements. Any determination that we are a healthcare provider and have acted improperly as a healthcare provider may result in liability to us.

•	GINA. The Genetic Information Nondiscrimination Act (GINA) prohibits discrimination based on genetic information in employment and in health insurance coverage. The law applies to our private portal customers, including both employers and group health plans. WebMD’s Health Risk Assessment (or HRA), HealthQuotient, is typically offered to employees as a voluntary component of their employer-sponsored wellness program. Title I of GINA can have significant implications for wellness programs offered by group health plans in that it prohibits the collection of genetic information, which includes an individual’s family medical history, prior to or in connection with enrollment or for underwriting purposes. Underwriting purposes includes providing incentives or rewards for completion of an HRA that requests genetic information. Title II of GINA prohibits employment discrimination based on genetic information as well as the request or purchase of genetic information of employees or their family members with limited exceptions, including a limited exception for voluntary wellness programs. WebMD may face challenges as a result of varying interpretations of the law by our customers and by the multiple enforcing agencies including the U.S. Departments of Health and Human Services (HHS), Labor and Treasury and the Equal Employment Opportunity Commission. Interpretations of the law have required us to modify the HealthQuotient product and we could experience increases in operational costs or decreases in demand for our products.

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

Government regulation and industry initiatives could adversely affect the volume of sponsored online CME programs implemented through our Websites or require changes to how Medscape, LLC offers CME

CME activities may be subject to government oversight or regulation by Congress, the FDA, HHS, and state regulatory agencies. Medscape, LLC and/or the sponsors of the CME activities that Medscape, LLC accredits may be subject to enforcement actions if any of these CME activities are deemed improperly promotional, potentially leading to the termination of sponsorships. Medscape, LLC and/or the sponsors of the CME activities that Medscape, LLC accredits also could be affected by industry initiatives regarding funding for CME.

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

In June 2011, the American Medical Association’s House of Delegates approved a report entitled, “Financial Relationships with Industry in Continuing Medical Education,” that largely adopts the CME ethical principles already espoused by other industry and accreditation organizations, including ACCME, PhRMA, and AdvaMed. Although the report recognizes that industry support of CME may help make CME more accessible and affordable, the report, however, proposes that CME should, when possible, be provided without commercial support and without the participation of individuals who have financial interest in the educational subject matter. Although we do not anticipate that this will have a material impact on our business, it is possible that this report, or other voluntary industry guidelines, will negatively influence the availability of commercial support for Medscape CME programs and/or physician participation in Medscape CME programs funded by commercial support.

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

We do not intend to seek security holder approval for any such acquisition or security issuance unless required by applicable law, regulation or the terms of then-existing securities.

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

(c) The following table provides information about purchases by WebMD during the three months ended June 30, 2011 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

			Total Number of Shares		Approximate Dollar Value of
	Total Number	Average	Purchased as Part of		Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced		Purchased Under the Plans
Period	Purchased(1)	per Share	Plans or Programs		or Programs(3)

04/01/11 – 04/30/11	—	$—	—		$15,085,946
05/01/11 – 05/31/11	9,276	$46.40	9,000	(2)	$14,669,061
06/01/11 – 06/30/11	25,321	$45.19	—		$14,669,061

Total	34,597	$45.52	9,000

(1)	Includes the following number of shares withheld from WebMD Restricted Common Stock that vested during the respective periods in order to satisfy withholding tax requirements related to the vesting of the awards: 276 in May and 25,231 in June. The value of these shares was determined based on the closing price of WebMD Common Stock on the date of vesting.

(2)	These repurchases were made pursuant to the repurchase program that WebMD announced in December 2008, at which time WebMD was authorized to use up to $30 million to purchase shares of its common stock from time to time. For additional information, see Note 7 to the Consolidated Financial Statements included in this Quarterly Report.

(3)	After the end of the second quarter of 2011, the repurchase program authorization was increased by $15,330,939 to $30,000,000, of which $29,918,484 was used in July and August 2011 to repurchase 863,468 shares of WebMD Common Stock at an average price per share of $34.65.

ITEM 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WebMD Health Corp.

By:	/s/ Anthony Vuolo
Anthony Vuolo
Chief Operating Officer and
Chief Financial Officer

Date: August 9, 2011

EXHIBIT INDEX

Exhibit No.		Description

3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))
3.2		Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1		Section 1350 Certification of Chief Executive Officer of Registrant
32.2		Section 1350 Certification of Chief Financial Officer of Registrant
99.1		Explanation of Non-GAAP Financial Measures
100	.INS	XBRL Instance Document
100	.SCH	XBRL Taxonomy Extension Schema Document
100	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
100	.LAB	XBRL Taxonomy Extension Label Linkbase Document
100	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
100	.DEF	XBRL Taxonomy Extension Definition Linkbase Document

E-1