Form 10-Q
period 2011-09-30
WebMD Health Corp.
filed 2011-11-09
CIK 1326583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-35337

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

Yes ☐     No ☑

As of November 4, 2011, the Registrant had 56,971,112 shares of Common Stock (including unvested shares of restricted Common Stock).

WEBMD HEALTH CORP.

QUARTERLY REPORT ON FORM 10-Q
For the period ended September 30, 2011

		Page
		Number

Forward-Looking Statements		3

PART I	Financial Information	4
Item 1.	Financial Statements:	4
	Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	4
	Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4.	Controls and Procedures	49

PART II	Other Information	50
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	65
Item 6.	Exhibits	65
Signatures		66
Exhibit Index		E-1
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
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

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,101,286	$400,501
Accounts receivable, net of allowance for doubtful accounts of $1,161 at September 30, 2011 and $1,493 at December 31, 2010	117,938	134,448
Prepaid expenses and other current assets	13,172	12,161
Deferred tax assets	21,204	23,467

Total current assets	1,253,600	570,577
Property and equipment, net	58,064	61,516
Goodwill	202,104	202,104
Intangible assets, net	20,656	22,626
Deferred tax assets	62,613	71,125
Other assets	32,318	14,254

TOTAL ASSETS	$1,629,355	$942,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$51,141	$53,181
Deferred revenue	90,673	97,043
Liabilities of discontinued operations	1,810	17,327

Total current liabilities	143,624	167,551
2.25% convertible notes due 2016	400,000	—
2.50% convertible notes due 2018	400,000	—
Other long-term liabilities	22,403	21,756

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 650,000,000 shares authorized; 62,405,119 shares issued at September 30, 2011 and 62,401,272 shares issued at December 31, 2010	624	624
Additional paid-in capital	9,468,086	9,462,373
Treasury stock, at cost; 6,058,509 shares at September 30, 2011 and 2,485,391 shares at December 31, 2010	(280,243)	(129,589)
Accumulated deficit	(8,525,139)	(8,580,513)

Stockholders’ equity	663,328	752,895

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,629,355	$942,202

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue	$135,138	$135,305	$408,116	$366,042
Cost of operations	49,097	47,610	148,698	135,972
Sales and marketing	29,597	28,957	94,161	86,789
General and administrative	22,787	22,964	67,614	62,350
Depreciation and amortization	6,781	6,935	19,929	20,268
Interest income	21	21	88	3,850
Interest expense	5,862	1,797	14,836	10,106
Loss on convertible notes	—	2,232	—	16,970
(Loss) gain on investments	(1,150)	(131)	14,679	(22,977)
Other income (expense), net	—	107	(53)	(92)

Income from continuing operations before income tax provision (benefit)	19,885	24,807	77,592	14,368
Income tax provision (benefit)	8,645	10,193	32,606	(4,140)

Income from continuing operations	11,240	14,614	44,986	18,508
Income (loss) from discontinued operations, net of a tax provision of $0 and $4,812 for the three and nine months ended September 30, 2011 and a tax benefit of $1,476 for the three and nine months ended September 30, 2010	2,994	(1,024)	10,388	(1,024)

Net income	$14,234	$13,590	$55,374	$17,484

Basic income (loss) per common share:
Income from continuing operations	$0.19	$0.25	$0.77	$0.33
Income (loss) from discontinued operations	0.06	(0.02)	0.18	(0.01)

Net income	$0.25	$0.23	$0.95	$0.32

Diluted income (loss) per common share:
Income from continuing operations	$0.19	$0.24	$0.75	$0.31
Income (loss) from discontinued operations	0.05	(0.02)	0.17	(0.02)

Net income	$0.24	$0.22	$0.92	$0.29

Weighted-average shares outstanding used in computing per share amounts:
Basic	57,461	58,095	57,913	54,602

Diluted	58,698	61,435	59,882	58,660

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net income	$55,374	$17,484
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(10,388)	1,024
Depreciation and amortization	19,929	20,268
Non-cash interest, net	2,702	4,862
Non-cash stock-based compensation	28,969	23,605
Deferred income taxes	5,378	(17,260)
Loss on convertible notes	—	16,970
(Gain) loss on investments	(14,679)	22,977
Changes in operating assets and liabilities:
Accounts receivable	16,510	(2,206)
Prepaid expenses and other, net	1,238	(3,006)
Accrued expenses and other long-term liabilities	(176)	1,695
Deferred revenue	(6,370)	3,413

Net cash provided by continuing operations	98,487	89,826
Net cash used in discontinued operations	(136)	(17,082)

Net cash provided by operating activities	98,351	72,744
Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	—	361,852
Proceeds received from ARS option	16,561	407
Purchases of property and equipment	(16,061)	(20,329)
Finalization of sale price of discontinued operations	—	(1,430)

Net cash provided by investing activities	500	340,500
Cash flows from financing activities:
Proceeds from exercise of stock options	26,435	57,168
Cash used for withholding taxes due on stock-based awards	(6,730)	(76,559)
Net proceeds from issuance of 2.50% Notes and 2.25% Notes	774,745	—
Repurchases of 1.75% Notes and 3 1/8% Notes	—	(94,475)
Purchases of treasury stock	(217,427)	(420,948)
Excess tax benefit on stock-based awards	24,911	14,003

Net cash provided by (used in) financing activities	601,934	(520,811)

Net increase (decrease) in cash and cash equivalents	700,785	(107,567)
Cash and cash equivalents at beginning of period	400,501	459,766

Cash and cash equivalents at end of period	$1,101,286	$352,199

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

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results to be expected for any subsequent period or for the entire year ending December 31, 2011. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting principles (“GAAP”) have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

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

Presentation of Segment Information

The Company generates its revenue through its public and private portals. Discrete financial information related to a measure of profit or loss for these two revenue streams is not available as they leverage many common expenses, and the Company does not separately allocate these common expenses in assessing the performance of its business. Accordingly, the Company views its business as one reportable operating segment.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the revenues recognized related to the Company’s public portals and private portals during the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Public portal revenues	$115,033	$113,078	$346,504	$299,927
Private portal revenues	20,105	22,227	61,612	66,115

	$135,138	$135,305	$408,116	$366,042

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Numerator:
Income from continuing operations	$11,240	$14,614	$44,986	$18,508
Effect of participating non-vested restricted stock	(70)	(152)	(320)	(222)

Income from continuing operations- Basic and Diluted	$11,170	$14,462	$44,666	$18,286

Income (loss) from discontinued operations, net of tax	$2,994	$(1,024)	$10,388	$(1,024)
Effect of participating non-vested restricted stock	(19)	12	(74)	12

Income (loss) from discontinued operations, net of tax — Basic and Diluted	$2,975	$(1,012)	$10,314	$(1,012)

Denominator:
Weighted-average shares — Basic	57,461	58,095	57,913	54,602
Employee stock options and restricted stock	1,237	3,340	1,969	4,058

Adjusted weighted-average shares after assumed conversions — Diluted	58,698	61,435	59,882	58,660

Basic income (loss) per common share:
Income from continuing operations	$0.19	$0.25	$0.77	$0.33
Income (loss) from discontinued operations	0.06	(0.02)	0.18	(0.01)

Net income	$0.25	$0.23	$0.95	$0.32

Diluted income (loss) per common share:
Income from continuing operations	$0.19	$0.24	$0.75	$0.31
Income (loss) from discontinued operations	0.05	(0.02)	0.17	(0.02)

Net income	$0.24	$0.22	$0.92	$0.29

The Company has excluded its convertible notes, as well as certain outstanding stock options and restricted stock, from the calculation of diluted income per common share during the periods in which such securities were anti-dilutive. The following table presents the total weighted average number of potentially

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dilutive common shares that were excluded from the computation of diluted income per common share during the periods presented (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Options and restricted stock	4,747	1,798	2,842	1,812
Convertible notes	11,477	3,017	9,805	8,570

	16,224	4,815	12,647	10,382

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

The Company adopted ASU 2009-13 on a prospective basis for arrangements entered into or materially modified on or subsequent to January 1, 2011. Beginning January 1, 2011, pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple deliverables, the Company allocates revenue to each deliverable based on relative selling price. The selling price for a deliverable is based on VSOE if available, third-party evidence (“TPE”) if VSOE is not available, or best estimate of selling price if neither VSOE nor TPE is available. The Company then recognizes revenue on each deliverable in accordance with its revenue recognition policies over the period that delivery occurs. VSOE of selling price is based on the price charged when the deliverable is sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices fall within a reasonable range based on historical pricing trends for specific products and services. TPE is based on competitor prices of similar deliverables when sold separately. The Company is not able to determine TPE of selling price as it is unable to reliably determine what competitors’ selling prices are for comparable services, combined with the fact that its services often contain unique features and customizations such that comparable services do not exist. The determination of best estimate of selling price is a judgemental process that considers multiple factors including, but not limited to, recent

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

selling prices and related discounting practices for each service, market conditions, customer classes, sales channels and other factors.

As a result of the adoption of ASU 2009-13, revenue for the three months ended September 30, 2011 was lower by $300 and revenue during the nine months ended September 30, 2011 was higher by $3,400, than the revenue that would have been recognized under the previous accounting standard. The impact on diluted income per share was $(0.01) and $0.06 during the three and nine months ended September 30, 2011, respectively. This resulted from services that were provided or partially provided during the three and nine months ended September 30, 2011, for certain deliverables of the Company’s multiple deliverable arrangements for which the Company would have previously deferred the related revenue under the previous accounting standards. During the three and nine months ended September 30, 2011, the Company assigned value to these deliverables using its best estimate of selling price, and recognized revenue as they were delivered. The multiple deliverable arrangements that were impacted by ASU 2009-13 related to the Company’s public portal revenues and the services underlying such arrangements are generally delivered over periods of twelve months or less. The Company is not able to reasonably estimate the effect of adopting ASU 2009-13 on future periods as the impact will vary based on many factors including, but not limited to, the quantity and size of new or materially modified multiple-deliverable arrangements entered into, as well as the nature of the various services contained within those arrangements and the time periods over which those services are delivered.

Accounting Pronouncements to be Adopted in the Future

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued an update to the existing guidance for goodwill and other intangible assets. The update simplifies how a company tests goodwill for impairment by allowing both public and nonpublic entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity would no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not anticipate that the adoption of these amendments will have a material impact on its financial condition, results of operations or cash flows.

In June 2011, the FASB issued an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity. For public entities, the amendment is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for the Company is the first quarter in 2012. The adoption of this amendment will result in a change only to the Company’s current presentation of comprehensive income.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applied prospectively. The Company is currently evaluating the impact that this amendment may have on its financial condition and results of operations.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

2.	Discontinued Operations

EPS

On September 14, 2006, the Company completed the sale of Emdeon Practice Services, Inc. (together with its subsidiaries, “EPS”) to Sage Software, Inc. an indirect wholly owned subsidiary of The Sage Group plc (the “EPS Sale”). The Company had certain indemnity obligations to advance amounts for reasonable defense costs for initially ten, and later four, former officers and directors of EPS (the “EPS Indemnification Obligations”) who were indicted in connection with the previously disclosed investigation by the United States Attorney for the District of South Carolina (the “Investigation”), which is more fully described in Note 9. In connection with the EPS Sale, the Company agreed to retain the responsibility for the EPS Indemnification Obligations. During the years ended December 31, 2007, 2008 and 2009, the Company recorded aggregate pre-tax charges of $116,792, which represented the Company’s estimate of its costs related to the EPS Indemnification Obligations. As described in more detail in Note 9, two of the former officers and directors of EPS were found guilty; however, the Court set the verdict aside on May 27, 2010 and entered a judgment of acquittal. The government entered a notice of appeal with respect to the Court’s order. At that time, two other former officers of EPS were awaiting trial in Tampa, Florida, which was scheduled to begin on October 4, 2010; however, on July 9, 2010 the Court in Tampa placed the case against those defendants on hold pending resolution of the appeal of the South Carolina ruling. On June 8, 2011, upon the motion of the government, the United States Court of Appeals for the Fourth Circuit dismissed the government’s appeal of the District Court’s rulings, thereby ending the government’s case against Messrs. Kang and Sessions, the two defendants in South Carolina. On July 8, 2011, upon the motion of the government, the United States District Court for the Middle District of Florida granted a motion to dismiss the government’s case against the remaining two defendants in Florida. As a result of these two decisions, it is the Company’s understanding that the Investigation has concluded. As of December 31, 2010, the remaining accrual with respect to the EPS Indemnification Obligations was $7,527, and was included within liabilities of discontinued operations on the accompanying consolidated balance sheet. During the three months ended June 30, 2011, the Company reversed the remainder of this accrual as it determined it no longer has any remaining liability with respect to the EPS Indemnification Obligations as a result of the June 8, 2011 and July 8, 2011 decisions described above. The reversal of the remaining accrual of $7,206 is included in income from discontinued operations, net of tax, within the accompanying consolidated statements of operations during the nine months ended September 30, 2011.

Also included within liabilities of discontinued operations related to this matter was $5,000 as of December 31, 2010, which represented certain reimbursements received from the Company’s insurance carriers between July 31, 2008 and December 31, 2010. The Company deferred recognizing these insurance reimbursements within the consolidated statement of operations because of the possibility they might have to be repaid to the insurance carriers under the terms of the applicable policies. However, as a result of the June 8, 2011 and July 8, 2011 dismissals described above, the Company believes that the insurance carriers do not have the ability to recover this amount and accordingly, the Company reversed this accrual during the three months ended June 30, 2011. The reversal of $5,000 is included in income from discontinued operations, net of tax, within the accompanying consolidated statements of operations during the nine months ended September 30, 2011.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Porex

In connection with the sale of its Porex business in October 2009, the Company agreed to indemnify Porex for certain tax matters, which were estimated at the time of sale to be approximately $4,800. As a result of the completion of a tax audit for one of the related matters under such indemnification, the Company reduced its indemnification liability by $2,994. This amount is reflected within income from discontinued operations during the three and nine months ended September 30, 2011. The remaining estimate of the Company’s tax indemnification liability related to Porex is $1,810 and is included within liabilities of discontinued operations within the accompanying balance sheet as of September 30, 2011.

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

2.50% Convertible Notes due 2018

On January 11, 2011, the Company issued $400,000 aggregate principal amount of 2.50% Convertible Notes due 2018 (the “2.50% Notes”) in a private offering. Unless previously converted, the 2.50% Notes will mature on January 31, 2018. Net proceeds from the sale of the 2.50% Notes were approximately $387,345, after deducting the related offering expenses, of which approximately $100,000 was used to repurchase 1,920,490 shares of the Company’s Common Stock at a price of $52.07 per share, the last reported sale price of the Company’s Common Stock on January 5, 2011, which repurchase settled on January 11, 2011. Interest on the 2.50% Notes is payable semi-annually on January 31 and July 31 of each year, commencing July 31, 2011. Under the terms of the 2.50% Notes, holders may surrender their 2.50% Notes for conversion into the Company’s Common Stock at an initial conversion rate of 15.1220 shares of Common Stock per thousand dollars principal amount of the 2.50% Notes. This is equivalent to an initial conversion price of approximately $66.13 per share of Common Stock. In the aggregate, the 2.50% Notes are convertible into 6,048,800 shares of the Company’s Common Stock. The conversion rate may be adjusted under certain circumstances. Under the terms of the 2.50% Notes, if the Company undergoes certain change of control transactions prior to the maturity date of the 2.50% Notes, holders of the 2.50% Notes will have the right, at their option, to require the Company to repurchase some or all of their 2.50% Notes at a repurchase price equal to 100% of the principal amount of the 2.50% Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. At the Company’s option, and to the extent permitted by the applicable rules of the Nasdaq Global Select Market (or the applicable rules of such other exchange on which the Company’s Common Stock may be listed), instead of paying the repurchase price in cash, the Company may pay the repurchase price in shares of its Common Stock or a combination of cash and shares of its Common Stock. However, in the case of certain change of control transactions in which the Company is acquired by a public company, the Company may elect to provide for conversion of the 2.50% Notes into acquirer common stock, in which case the repurchase option would not apply.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.25% Convertible Notes due 2016

On March 14, 2011, the Company issued $400,000 aggregate principal amount of 2.25% Convertible Notes due 2016 (the “2.25% Notes”) in a private offering. Unless previously converted, the 2.25% Notes will mature on March 31, 2016. Net proceeds from the sale of the 2.25% Notes were approximately $387,400, after deducting the related offering expenses, of which approximately $50,000 was used to repurchase 868,507 shares of the Company’s Common Stock at a price of $57.57 per share, the last reported sale price of the Company’s Common Stock on March 8, 2011, which repurchase settled on March 14, 2011. Interest on the 2.25% Notes is payable semi-annually on March 31 and September 30 of each year, commencing September 30, 2011. Under the terms of the 2.25% Notes, holders may surrender their 2.25% Notes for conversion into the Company’s Common Stock at an initial conversion rate of 13.5704 shares of Common Stock per thousand dollars principal amount of the 2.25% Notes. This is equivalent to an initial conversion price of approximately $73.69 per share of Common Stock. In the aggregate, the 2.25% Notes are convertible into 5,428,160 shares of the Company’s Common Stock. The conversion rate may be adjusted under certain circumstances. Under the terms of the 2.25% Notes, if the Company undergoes certain change of control transactions prior to the maturity date of the 2.25% Notes, holders of the 2.25% Notes will have the right, at their option, to require the Company to repurchase some or all of their 2.25% Notes at a repurchase price equal to 100% of the principal amount of the 2.25% Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. At the Company’s option, and to the extent permitted by the applicable rules of the Nasdaq Global Select Market (or the applicable rules of such other exchange on which the Company’s Common Stock may be listed), instead of paying the repurchase price in cash, the Company may pay the repurchase price in shares of its Common Stock or a combination of cash and shares of its Common Stock. However, in the case of certain change of control transactions in which the Company is acquired by a public company, the Company may elect to provide for conversion of the 2.25% Notes into acquirer common stock, in which case the repurchase option would not apply.

4.	Related Party Transaction

Fidelity Employer Services Company LLC

Fidelity Employer Services Company LLC (“FESCO”) is a distributor of the Company’s private portals, integrating the private portals product into the human resources administration and benefit administration services that FESCO provides to its employer clients. The Company recorded revenue of $1,026 and $3,864 during the three and nine months ended September 30, 2011, respectively, and $1,421 and $4,317 during the three and nine months ended September 30, 2010, respectively. Included in accounts receivable as of September 30, 2011 and December 31, 2010 was $677 and $1,587, respectively, related to the FESCO agreement. FESCO is an affiliate of FMR LLC, which reported beneficial ownership, as of July 31, 2011, of shares that would represent approximately 7.1% of the Company’s Common Stock as of September 30, 2011. Affiliates of FMR LLC also provide administrative and recordkeeping services to the Company in connection with the Company’s 401(k) plan, stock-based compensation plans and the health savings accounts of Company employees.

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

The Company did not have any Level 2 assets as of September 30, 2011 and December 31, 2010. The following table sets forth the Company’s Level 1 and Level 3 financial assets that were measured and recorded at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

		September 30, 2011			December 31, 2010
	Fair Value	Amortized		Gross	Amortized		Gross
	Estimate	Cost	Fair	Unrealized	Cost	Fair	Unrealized
	Using:	Basis	Value	Gains	Basis	Value	Gains

Cash and cash equivalents	Level 1	$1,101,286	$1,101,286	$—	$400,501	$400,501	$—
ARS Option	Level 3	2,363	2,363	—	4,245	4,245	—

The following table reconciles the beginning and ending balances of the Company’s Level 3 assets:

	Nine Months Ended September 30,
	2011	2010
	ARS	ARS	Auction Rate	Senior
	Option	Option	Securities	Secured Notes

Fair value as of the beginning of the period	$4,245	$—	$279,701	$63,826
Redemptions	(16,561)	(407)	(290,999)	(65,475)
Gain (loss) included in earnings	14,679	1,252	(29,508)	1,362
Interest income accretion included in earnings	—	—	—	287
Changes in unrealized gains/losses included in other comprehensive income	—	—	40,806	—

Fair value as of the end of the period	$2,363	$845	$—	$—

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As described above, while the Company originally recorded a loss of $60,108 relating to its holdings of ARS in the March 2008 quarter, the Company was required to reclassify $26,848 of that charge as an unrealized loss through stockholders’ equity when WebMD was required to adopt new authoritative guidance related to other-than-temporary impairments effective April 1, 2009, which had the effect of increasing the cost basis of the ARS by that amount. As a result, during 2010, the Company recorded an additional charge of $29,508, representing the difference between the cost basis of its ARS holdings and the proceeds received on April 20, 2010. In connection with the sale of the ARS, the Company recorded a deferred income tax benefit of approximately $22,000 primarily related to the reversal of income tax valuation allowance attributable to its ARS. Additionally the Company recognized gains of $14,712 and $14,679 related to the ARS Option described above during the period from April 20, 2010 through December 31, 2010 and during the nine

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

months ended September 30, 2011, respectively. Through the ARS Option, the Company received cash proceeds of $10,467 and $16,561 during the period from April 20, 2010 through December 31, 2010 and during the nine months ended September 30, 2011, respectively. The value of the ARS Option as of September 30, 2011 is estimated to be $2,363 and is reflected in prepaid expenses and other current assets within the accompanying balance sheet. The ARS Option has been classified as a Level 3 asset as its valuation requires substantial judgment. The historical redemption activity of the specific ARS underlying the ARS Option was the most significant assumption used to determine an estimated value of the ARS Option. The Company is required to reassess the value of the ARS Option at each reporting period, and any changes in value will be recorded within the statement of operations in future periods.

The Company’s other Level 3 asset during 2010 was $67,500 principal amount of Senior Secured Notes that the Company received in connection with its sale of Porex on October 19, 2009. The Senior Secured Notes were secured by certain assets of the acquirer of Porex and accrued interest at a rate of 8.75% per annum, payable quarterly. The Senior Secured Notes were issued in four series: the Senior Secured Notes of the first, second and third series had an aggregate principal amount of $10,000 each and were scheduled to mature on the first, second and third anniversaries of the closing, respectively; and the Senior Secured Notes of the fourth series had an aggregate principal amount of $37,500 and were scheduled to mature on the fourth anniversary of the closing. The Company estimated that the fair value of the Senior Secured Notes was $63,826 as of December 31, 2009. On April 1, 2010, the Company sold the Senior Secured Notes for $65,475 plus accrued interest and recorded a gain of $1,362 representing the excess of this amount over the adjusted cost basis of the Senior Secured Notes, which is reflected in (loss) gain on investments in the accompanying consolidated statement of operations during the nine months ended September 30, 2010.

The Company also holds an investment in a privately held company which is carried at cost, and not subject to fair value measurements. However, if events or circumstances indicate that its carrying amount may not be recoverable, it would be reviewed for impairment. The total amount of this investment is $6,471 and it is included in other assets on the accompanying consolidated balance sheets.

For disclosure purposes, the Company is required to measure the outstanding value of its debt on a recurring basis. The following table presents the carrying value and estimated fair value of the Company’s convertible notes that were carried at historical cost as of September 30, 2011:

	Carrying Amount	Fair Value

2.25% Notes	$400,000	$360,440
2.50% Notes	400,000	327,920

6.	Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, such as changes in unrealized losses on securities. During the three and nine months ended September 30, 2011 and during the three months ended September 30, 2010, comprehensive income was equivalent to net income. The following table presents the components of comprehensive income during the nine months ended September 30, 2010:

Unrealized holding gains	$13,177
Unrealized losses recognized in earnings	24,248

Other comprehensive income	37,425
Net income	17,484

Comprehensive income	$54,909

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Stock Repurchase Program, 2010 Tender Offers and Other Repurchases

In 2008, the Board of Directors established a stock repurchase program (the “2008 Program”), at which time the Company was authorized to use up to $30,000, which was subsequently increased by $15,331 in July 2011, to purchase shares of WebMD Common Stock, from time to time, in the open market, through block trades or in private transactions, depending on market conditions and other factors. During August 2011, the Board of Directors terminated the 2008 Program and established a new stock repurchase program (the “2011 Program” and, collectively with the 2008 Program, the “Programs”) through which the Company was authorized to use up to $75,000 to purchase shares of WebMD Common Stock. During the nine months ended September 30, 2010, the Company repurchased 352,572 shares, at an aggregate cost of $14,914, and no shares were repurchased during the three months ended September 30, 2010. During the three and nine months ended September 30, 2011, the Company repurchased 2,055,784 and 2,064,784 shares, respectively, at an aggregate cost of $67,011 and $67,428, respectively, under the Programs. During October 2011, the Company’s Board of Directors authorized a $75,000 increase to the 2011 Program. Additionally, during the period from October 1, 2011 through November 2, 2011, the Company repurchased 775,464 shares at an aggregate cost of $22,476. As of November 2, 2011, $90,431 remained available for repurchase under the 2011 Program. Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying consolidated balance sheets.

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

On January 5, 2011, the Company used $100,000 of the proceeds of the 2.50% Notes to repurchase 1,920,490 shares of the Company’s Common Stock at a price of $52.07 per share. Additionally, on March 8, 2011, the Company used $50,000 of the proceeds of the 2.25% Notes to repurchase 868,507 shares of the Company’s Common Stock at a price of $57.57 per share. See Note 3 for further discussion of the Company’s 2.50% Notes and 2.25% Notes. Neither of these share repurchases were made under the Programs.

8.	Intangible Assets

Intangible assets subject to amortization consist of the following:

	September 30, 2011				December 31, 2010
				Weighted				Weighted
	Gross			Average	Gross			Average
	Carrying	Accumulated		Remaining	Carrying	Accumulated		Remaining
	Amount	Amortization	Net	Useful Life(a)	Amount	Amortization	Net	Useful Life(a)

Content	$15,954	$(15,954)	$—	—	$15,954	$(15,954)	$—	—
Customer relationships	34,057	(20,329)	13,728	6.7	34,057	(18,760)	15,297	7.5
Technology and patents	14,700	(14,700)	—	—	14,700	(14,700)	—	—
Trade names-definite lives	6,030	(3,566)	2,464	4.7	6,030	(3,165)	2,865	5.4
Trade names-indefinite lives	4,464	—	4,464	n/a	4,464	—	4,464	n/a

Total	$75,205	$(54,549)	$20,656		$75,205	$(52,579)	$22,626

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense was $657 and $1,970 during the three and nine months ended September 30, 2011, respectively, and $778 and $2,632 during the three and nine months ended September 30, 2010, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year Ending December 31:
2011 (October 1st to December 31st)	$657
2012	$2,627
2013	$2,627
2014	$2,627
2015	$2,617
Thereafter	$5,037

9.	Commitments and Contingencies

Legal Proceedings

Canson v. WebMD Health Corp., Malland v. WebMD Health Corp., Solomon v. Wygod, Gordon v. Wygod, Wargula v. Wygod, Garber v. Wygod

Six shareholder lawsuits, each of which is described below, have been filed in federal and state court in New York. The lawsuits relate to certain forward-looking information made publicly available by the Company.

On August 2, 2011 and August 26, 2011, federal securities class action complaints entitled Canson v. WebMD Health Corp., et al. and Malland v. WebMD Health Corp., et al., respectively, were filed in the United States District Court for the Southern District of New York on behalf of purchasers of the Company’s common stock between February 23, 2011 and July 15, 2011. The complaints in the two cases (the “Federal Securities Action”) are substantially similar and allege that the Company and certain of its officers made false and misleading statements in violation of the Securities Exchange Act of 1934 and seek unspecified damages and costs. On November 7, 2011, the two cases were consolidated under the caption In re WebMD Health Corp. Securities Litigation and lead plaintiff and lead counsel were appointed. A pretrial conference has been scheduled for November 29, 2011.

On August 31, 2011, a shareholder derivative action entitled Solomon, et anno. v. Wygod, et al. was filed in the Supreme Court of the State of New York, New York County (the “State Court Derivative Action”). The State Court Derivative Action purports to assert claims on behalf of the Company, alleging breach of fiduciary duties, abuse of control, gross mismanagement, corporate waste and unjust enrichment by certain of the Company’s officers and directors. The State Court Derivative Action seeks unspecified damages, corporate governance changes, restitution, disgorgement and costs. The parties have agreed to stay the State Court Derivative Action until such time as the Federal Securities Action is dismissed with prejudice or any of the named defendants in the Federal Securities Action files an answer in that action.

On September 19, 2011 and September 28, 2011, shareholder derivative actions entitled Gordon v. Wygod, et al. and Wargula v. Wygod, et al., respectively, were filed in the United States District Court for the Southern District of New York (the “Federal Derivative Action”). The complaints in the Federal Derivative Action purport to assert claims on behalf of the Company, alleging violations of the Securities Exchange Act of 1934, breach of fiduciary duties, corporate waste and unjust enrichment by certain of the Company’s officers and directors, and seek unspecified damages, corporate governance changes, restitution, disgorgement and costs. The two actions have been consolidated. Pursuant to a stipulated order, a consolidated complaint shall be filed not later than thirty (30) days after entry of an order on a motion to dismiss in the Federal Securities Action and the defendants need not respond to any prior filed complaints in the consolidated actions.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 25, 2011, a shareholder derivative action entitled Garber v. Wygod, et al. was filed in United States District Court for the Southern District of New York (the “Related Federal Derivative Action”). The complaint purports to assert claims on behalf of the Company, alleging breach of fiduciary duties, gross mismanagement, abuse of control and corporate waste by certain of the Company’s officers and directors, and seeks contribution and indemnification from each of those officers and directors, as well as unspecified damages and costs.

The Company believes that the Federal Securities Action, the State Court Derivative Action, the Federal Derivative Action and the Related Federal Derivative Action are without merit and intends to vigorously defend against them. The Company is unable to predict the outcomes of these actions or to reasonably estimate the possible loss or range of loss, if any, arising from the claims asserted therein.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On September 9, 2008 and February 4, 2009, respectively, the eighth and ninth level carriers of the Synetic Policies notified HLTH that they believed that they were not bound by the Court’s July 31, 2008 order regarding the duty of the Synetic carriers to advance and reimburse defense costs. This resulted in HLTH making a motion to the Court on February 23, 2009 to require such eighth and ninth level carriers to advance and reimburse defense costs. HLTH later settled with the eighth level carrier. Under the terms of the settlement such carrier has paid, in full and final settlement, an agreed-upon percentage of the policy amount against each payment of defense costs made by the Company as such policy was implicated. On April 15, 2009, the ninth level carrier made a cross-motion for summary judgment claiming that, in light of a policy endorsement applicable only to the ninth level carrier, because of the time period during which the conspiracy charged in the Second Superseding Indictment is alleged to have taken place, the Synetic Policy issued by such carrier does not cover the EPS Indemnification Obligations. HLTH believed that such carrier’s motion was without merit and responded to the motion. On July 15, 2009, the Court granted summary judgment in favor of the ninth level carrier. Accordingly, the ninth level carrier was not liable to pay any portion of the $10,000 total coverage of its policy with respect to the EPS Indemnification Obligations. Approximately $84,200 has been paid by insurance companies representing the EPS Policies and the Synetic Policies through a combination of payment under the terms of the Policies, payment under reservation of rights or through settlement. Of this amount, $62,800 represents the portion received through settlement.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The 2005 Long-Term Incentive Plan, (as amended, the “2005 Plan”) is the only plan under which future grants can be made. The maximum number of shares of the Company’s Common Stock that may be subject to awards under the 2005 Plan was 18,200,000 as of September 30, 2011, subject to adjustment in accordance with the terms of the 2005 Plan. The Company had an aggregate of 761,543 shares of Common Stock available for future grants under the 2005 Plan at September 30, 2011.

Stock Options

Generally, options under the Plans vest and become exercisable ratably over periods ranging from four to five years based on their individual grant dates, subject to continued employment on the applicable vesting dates, and generally expire within ten years from the date of grant. Options are granted at prices not less than

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fair market value of the Company’s Common Stock on the date of grant. The following table summarizes stock option activity for the Plans:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Life (In Years)	Value(1)

Outstanding at January 1, 2011	10,227,755	$30.79
Granted	3,077,150	36.22
Exercised	(1,441,941)	27.15
Cancelled	(565,119)	33.59

Outstanding at September 30, 2011	11,297,845	$32.59	7.6	$36,601

Vested and exercisable at the end of the period	3,822,675	$30.51	5.6	$18,111

(1)	The aggregate intrinsic value is based on the market price of the Company’s Common Stock on September 30, 2011, which was $30.15, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on September 30, 2011.

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

	Nine Months Ended September 30,
	2011	2010

Expected dividend yield	0.0%	0.0%
Expected volatility	0.37	0.33
Risk-free interest rate	1.11%	2.04%
Expected term (years)	4.6	4.8
Weighted average fair value of options granted during the period	$11.77	$14.53

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

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Balance at January 1, 2011	1,106,751	$33.13
Granted	564,367	38.82
Vested	(208,618)	32.78
Forfeited	(54,250)	32.25

Balance at September 30, 2011	1,408,250	$35.50

Proceeds received from the exercise of options to purchase shares of the Company’s Common Stock were $1,382 and $26,435 during the three and nine months ended September 30, 2011, respectively, and $9,054 and $57,168 during the three and nine months ended September 30, 2010, respectively. Additionally, in connection with the exercise of certain stock options and the vesting of restricted stock, the Company made payments of $98 and $6,730 during the three and nine months ended September 30, 2011, respectively, and $36,831 and $76,559 during the three and nine months ended September 30, 2010, respectively, related to employee statutory withholding taxes that were satisfied by withholding shares of Common Stock of equal value from the respective employees. The proceeds and payments described above are reflected within cash flows from financing activities within the accompanying consolidated statements of cash flows.

The intrinsic value related to stock options that were exercised, combined with the fair value of shares of restricted stock that vested, aggregated $985 and $47,223 for the three and nine months ended September 30, 2011, respectively, and $93,637 and $226,338 for the three and nine months ended September 30, 2010, respectively.

Other

Each year, the Company issues shares of its Common Stock to each WebMD non-employee director with a value equal to their annual board and committee retainers. The Company recorded $86 and $259 of stock-based compensation expense for the three and nine months ended September 30, 2011, respectively, and $94 and $280 for the three and nine months ended September 30, 2010, respectively, in connection with these issuances.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Stock options	$6,159	$5,996	$18,832	$16,631
Restricted stock	3,563	2,714	9,878	6,694
Other	86	94	259	280

Total stock-based compensation expense	$9,808	$8,804	$28,969	$23,605

Included in:
Cost of operations	$1,718	$1,889	$5,677	$5,153
Sales and marketing	2,286	1,867	6,865	5,749
General and administrative	5,804	5,048	16,427	12,703

Total stock-based compensation expense	$9,808	$8,804	$28,969	$23,605

As of September 30, 2011, approximately $95,300 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 2.9 years, related to the Plans.

Tax benefits attributable to stock-based compensation represented 39% of stock-based compensation expense for all periods presented.

11.	Other Income (Expense), Net

Other income (expense), net consists of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Reduction of tax contingencies(a)	$—	$177	$—	$533
Legal expense(b)	—	(70)	(53)	(625)

Other income (expense), net	$—	$107	$(53)	$(92)

(a)	Represents the reduction of certain sales and use tax contingencies resulting from the expiration of various statutes of limitations.

(b)	Represents the costs and expenses incurred by the Company related to the investigation by the United States Attorney for the District of South Carolina and the SEC and the related Coverage Litigation.

12.	Subsequent Event — Stockholder Rights Plan

The Company has entered into a Stockholder Rights Agreement, dated as of November 2, 2011 (the “Rights Agreement”), by and between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent. Pursuant to the terms of the Rights Agreement, which has a one-year term, one preferred stock purchase right (a “Right”) will be attached to each outstanding share of the Company’s Common Stock held by holders of record as of the close of business on November 14, 2011 and the Company will issue one Right with each new share of Common Stock issued after that date. The Rights will initially trade with and be inseparable from the Company’s Common Stock and will not be evidenced by separate certificates unless they become exercisable. The Rights will expire at the close of business on November 1, 2012, unless earlier redeemed by the Company or unless the Rights Agreement is amended. Each Right entitles its holder to

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase from the Company one one-thousandth of a share (a “Unit”) of Series A Junior Preferred Stock, par value $0.01 per share (the “Preferred Stock”), at an exercise price of $153.00 per Unit, subject to adjustment in accordance with the terms of the Rights Agreement, once the Rights become exercisable.

In general terms, under the Rights Agreement, the Rights become exercisable if any person or group acquires beneficial ownership of 12% or more of the Common Stock or commences a tender or exchange offer which, upon consummation, would result in such person or group being the beneficial owner of 12% or more of the Company’s outstanding common stock. For purposes of the Rights Agreement, beneficial ownership is defined to include ownership of the shares underlying options, warrants, convertible securities, stock appreciation rights, swap agreements or other securities or contract rights or certain derivative positions, whether or not currently exercisable. If any person or group becomes the beneficial owner of 12% or more of the Company’s Common Stock, then each Right not owned by such person (or certain related parties) will entitle its holder to purchase, at the Right’s then-current exercise price, Units of Preferred Stock (or, in certain circumstances, Company Common Stock, cash, property or other securities of the Company) having a market value equal to twice the then-current exercise price of the Right. In addition, if the Company is involved in a merger or other business combination transactions with another person after which its Common Stock does not remain outstanding, or sells 50% or more of its assets or earning power to another person, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, shares of common stock of the ultimate parent of such other person having a market value equal to twice the then-current exercise price of the Right. Each Unit of Preferred Stock, if issued:

•	will be non-redeemable and subordinate to any other shares of preferred stock that may be issued by the Company;

•	will entitle holders to certain dividend and liquidation payments;

•	will have one vote, voting together with the Company Common Stock;

•	will entitle holders to elect two directors if dividends are in arrears for six consecutive fiscal quarters;

•	if shares of Company Common Stock are exchanged via merger, consolidation, or a similar transaction, will entitle holders to a per share payment equal to the payment made on one share of Company Common Stock; and

•	is protected by customary anti-dilution provisions with respect to dividends, liquidation and voting rights, and in the event of mergers and consolidations.

Because of the nature of the Preferred Stock’s dividend, liquidation and voting rights, the economic value of one Unit of Preferred Stock that may be acquired upon the exercise of each Right should approximate the economic value of one share of Company Common Stock.

The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company’s Board of Directors. However, the Rights should not interfere with any merger or other business combination approved by the Company’s Board of Directors because (i) the Rights may be redeemed by the Board at a nominal price of $0.01 per Right at any time on or prior to the public announcement made by either the Company or the Acquiring Person that such Acquiring Person has acquired beneficial ownership of 12% or more of the Company Common Stock and (ii) the Rights Agreement may be amended prior to the Rights becoming exercisable so that it does not interfere with such merger or other business combination. Thus, the Rights are intended to encourage persons who may seek to acquire control of the Company to initiate such an acquisition through negotiations with the Company’s Board of Directors. However, the effect of the Rights may be to discourage a third party from making a tender offer or otherwise attempting to obtain a substantial equity position in the equity securities of, or seeking to obtain control of, the Company.

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

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report and is intended to provide an understanding of our results of operations, financial condition and changes in our results of operations and financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides: a general description of our company and its business; background information on certain trends, transactions and other developments affecting our company; and a discussion of how seasonal factors may impact the timing of our revenue.

•	Critical Accounting Estimates and Policies. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective and often complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (which we refer to as the SEC).

•	Results of Operations and Supplemental Financial and Operating Information. These sections provide our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on a consolidated basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of September 30, 2011.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

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

Background Information on Certain Trends Influencing the Use of Our Services.  Several key trends in the healthcare, consumer products and Internet industries are influencing the use of healthcare information services of the types we provide or are developing. Those trends are described briefly below:

•	Use of the Internet by Consumers and Physicians. The Internet has emerged as a major communications medium and has already fundamentally changed many sectors of the economy, including the marketing and sales of financial services, travel, and entertainment, among others. The Internet is also changing the healthcare industry and has transformed how consumers and physicians find and utilize healthcare information.

—	Healthcare consumers increasingly seek to educate themselves online about their healthcare-related issues, motivated in part by the larger share of healthcare costs they are being asked to bear due to changes in the benefit designs being offered by health plans and employers. The Internet has fundamentally changed the way consumers obtain health and wellness information, enabling them to have immediate access to searchable information and dynamic interactive content to check symptoms, assess risks, understand diseases, find providers and evaluate treatment options.

—	The Internet has also become a primary source of information for physicians seeking to improve clinical practice and is growing relative to traditional information sources, such as conferences, meetings and offline journals.

•	Online Marketing and Education Spending for Healthcare Products. Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating consumers and physicians about them; however, only a small portion is currently spent on online services. We believe that these companies, which comprise the majority of the advertisers and sponsors of our public portals, are becoming increasingly aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians, and this increasing awareness will, over time, result in increasing demand for our services. In addition, in an effort to improve operating efficiencies, some pharmaceutical companies have been reducing their field sales forces in the past several years. We believe that, in their effort to achieve greater overall marketing efficiency, pharmaceutical companies will, over time, increase the use of online promotional marketing to physicians and other healthcare professionals, including through the use of our services. However, notwithstanding our general expectation for increased future demand, we cannot predict how long it will take for pharmaceutical, biotechnology and medical device companies to shift a more significant portion of their marketing expenditures to online services. In addition, our advertising and sponsorship revenue may vary significantly from quarter to quarter due to a number of factors, including general economic and regulatory conditions and the following:

—	The majority of our advertising and sponsorship contracts are for terms of approximately four to twelve months. We have relatively few longer term advertising and sponsorship contracts.

—	The time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program, as well as the additional time period before our services are delivered, may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals, including internal approvals relating to compliance with the laws and regulations applicable to the marketing of healthcare products. Recently, we have been experiencing a lengthening of this internal review process by pharmaceutical companies, which has resulted in delays in contracting as well as delays in recognizing expected revenue under executed contracts and which may continue to cause such delays.

Other factors that may affect the timing of contracting for specific programs with advertisers and sponsors, or receipt of revenue under such contracts, include: the timing of FDA approval for new products or for new approved uses for existing products; the timing of FDA approval of generic products that compete with existing brand name products and any increase in the number or significance of such approvals or of withdrawals of products from the market; the timing of roll-outs of new or enhanced services on our public portals; seasonal factors relating to the prevalence of specific health conditions and other seasonal factors that may affect the timing of promotional campaigns for specific products; and the scheduling of conferences for physicians and other healthcare professionals.

•	Reaching Health-Conscious Consumers. More than half of the traffic to our consumer portals is in areas of health and wellness that are not related solely to diseases and conditions. The demand for reaching health-conscious consumers is growing significantly. In addition to pharmaceutical, biotechnology and medical device companies, our public portals advertisers and sponsors include consumer products companies whose products relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention. We plan to continue to focus on increasing sponsorship revenues from consumer products companies, retailers and other companies that are interested in communicating health-related or safety-related information about their products or services to our audience. However, our services for these clients are subject to competition from traditional media, Internet search engines, social media Internet sites, general purpose consumer sites, and numerous other alternatives. In addition, revenues from consumer products companies are more likely to reflect general economic conditions, and to be reduced to a greater extent during economic downturns or recessions, than revenues from pharmaceutical, biotechnology and medical device companies. Accordingly, revenues from this portion of our business may develop more slowly than we expect and may be subject to significant quarter-to-quarter variations.

•	Recent Changes in the Business Outlook for Our Public Portals. Notwithstanding our general expectation for increased future demand for our public portal services, we have recently experienced a slowing of the rate of growth in our public portal advertising and sponsorship revenue as a result of what we believe is a more cautious business outlook by many of our larger customers in the second half of 2011. In addition, we are currently experiencing uncertainty regarding expectations for 2012 because the marketing budgets for 2012 of many of our larger clients are being finalized later than in prior years and may possibly reflect a continuation of the cautious business outlook those customers have had in the second half of 2011.

•	Use of Health and Benefits Applications. In a healthcare market where a greater share of the responsibility for healthcare costs and decision-making has been shifting to consumers, use of information technology to assist consumers in making informed decisions about healthcare has also increased. We believe that through our WebMD Health and Benefits Manager tools, including our personal health record application, we are well positioned to play a role in this environment. However, our strategy depends, in part, on increasing usage of our private portal services by our employer and health plan clients’ employees and members and being able to demonstrate a sufficient return on investment and other benefits for our private portals clients from those services. Increasing usage of our private portal services requires us to continue to develop new and updated applications, features and services. In addition, we face competition in the area of healthcare decision-support tools and online health management applications and health information services. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do, and may be better known than we are. We also expect that, for clients and potential clients that have been adversely affected by general economic conditions or are seeking to reduce expenses for other reasons, we may continue to experience some reductions in initial contracts, contract expansions and contract renewals for our private portal services, as well as reductions in the size of existing contracts.

•	Developments in Social Media and Other Applications. In the past several years, video and multi-media applications have become an increasingly important part of what users expect from Internet sites. In addition, consumers are increasingly using the Internet to access social media as a means to communicate and exchange information, including regarding health and wellness. Similarly, physicians and other healthcare professionals are increasingly participating in condition or topic specific community groups and other interactive applications. Consumers and healthcare professionals are also increasingly using mobile devices to access the Internet, with physicians increasingly using mobile devices in diagnosis and treatment at the point of care. Mobile, while not yet a meaningful source of revenue for us, is expected to be an important area of growth for the future. We are focused on delivering a multi-screen platform that extends the user experience beyond the desktop portal onto the mobile device. We have invested and intend to continue to invest in software and systems that allow us to meet the demands of our users and sponsors, including customized content management and publishing technology to deliver interactive content, multimedia programming and personalized health applications that engage our users. The following are some of our recent and current initiatives to improve the user experience on our Websites, expand our services and increase our user base:

—	Physician Connect, our social networking platform for physicians, allows them to exchange information online on a range of topics, including patient care, drug information, healthcare-related legislation and practice management. Physicians can also create polls to assess the opinions of their colleagues on a range of topics. We also offer third parties the opportunity to sponsor Physician Connect discussions and polls so that they can gain insights into physicians’ perspectives and areas of interest. As of September 30, 2011, Physician Connect had attracted approximately 155,000 physician members. Medscape from WebMD also offers a variety of sponsored and unsponsored blogs where healthcare professionals can share their thoughts and opinions with the Medscape from WebMD community.

—	In March 2010, we launched The WebMD Community, a social networking initiative that gives consumers the ability to connect with health experts and with other WebMD members to exchange information, experiences and support. The WebMD Community is being integrated throughout each of the core content areas of WebMD.com, giving members the ability to safely and easily connect with others on topics that are most relevant to them. In addition to expert-led communities, members are empowered to create their own communities and to exchange information with other users. The WebMD Community also enables third party sponsors to create branded experiences and to host consumer discussions on specific health and wellness topics most important to them.

—	Medscape Mobile is a free medical application that includes Medscape’s specialty-specific news, comprehensive drug information and clinical reference tools. Medscape Mobile also includes CME activities organized by specialty and designed for use on a mobile device. Medscape Mobile was launched for iPhone® and iPod touch® users in 2009, for Blackberry® users in April 2010 and for iPadtm and Androidtm users in January 2011. As of September 30, 2011, Medscape Mobile had attracted approximately 1.6 million registered users.

—	WebMD for iPhone and WebMD for iPad are free applications for consumers that provide mobile access to certain WebMD content and tools on an iPhone® or iPadtm, including Symptom Checker, First Aid, and Pill Identifier applications, as well as other health information. In May 2011, WebMD launched WebMD for Android, with similar content and tools. As of October 31, 2011, these mobile applications had been downloaded a total of approximately 8.1 million times. We also provide access to our consumer content and tools through a version of our WebMD.com site tailored for viewing through mobile browsers at www.m.webmd.com.

—	We are pursuing opportunities to expand the reach of our brands outside the United States. Generally, we expect that we would accomplish this through partnerships or joint ventures with other companies having expertise in the specific country or region. In October 2009, we launched our first major consumer portal outside the United States in partnership with Boots, the UK’s leading pharmacy-led health and beauty retailer. In addition, in certain markets outside of the U.S., we expect to provide some of our online services directly to healthcare professionals and, to a lesser extent, consumers.

•	Healthcare Reform Legislation. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (which we refer to as the Reform Legislation), was signed into law in March 2010. The Reform Legislation makes extensive changes to the system of healthcare insurance and benefits in the U.S. In general, the Reform Legislation seeks to reduce healthcare costs and decrease the number of uninsured legal U.S. residents by, among other things, requiring individuals to carry, and certain employers to offer, health insurance or be subject to penalties. The Reform Legislation also imposes new regulations on health insurers, including guaranteed coverage requirements, prohibitions on certain annual and all lifetime limits on amounts paid on behalf of or to plan members, increased restrictions on rescinding coverage, establishment of minimum medical loss ratio requirements, a requirement to cover certain preventive services on a first dollar basis, the establishment of state insurance exchanges and essential benefit packages, and greater limitations on how health insurers price certain of their products. The Reform Legislation also contains provisions that will affect the revenues and profits of pharmaceutical and medical device companies, including new taxes on certain sales of their products. Many of the provisions of the Reform Legislation that expand insurance coverage will not become effective until 2014, and many provisions require regulations and interpretive guidance to be issued before they will be fully implemented. Some provisions do not apply to health plans that were in place when the Reform Legislation was enacted and have not been substantially changed since. In addition, it is difficult to foresee how individuals and businesses will respond to the choices available to them under the Reform Legislation. Furthermore, the Reform Legislation will result in future state legislative and regulatory changes, which we are unable to predict at this time, in order for states to comply with certain provisions of the Reform Legislation and to participate in grants and other incentive opportunities. In addition, a number of parties have filed lawsuits challenging the constitutionality of certain provisions of the Reform Legislation. As of October 20, 2011, there were six distinct petitions for writs of certiorari pending at the Supreme Court relating to the constitutionality of the Reform Legislation. These petitions, in turn, ask the Court to grant review on a number of different questions including the constitutionality of the requirement that individuals carry insurance. The likelihood that the Court will actually take up these various questions varies considerably; however, the Court is expected to take up the individual mandate question this term and render its decision by June 2012.

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

As a result of the conversion and repurchase activity described above, as of September 30, 2010, the only convertible notes that remained outstanding were $85,327 principal amount of the 3 1/8% Notes, which were convertible into approximately 2.4 million shares of WebMD common stock. As a result of additional conversions and repurchase activity with respect to the 3 1/8% Notes in the fourth quarter of 2010, no convertible notes remained outstanding as of December 31, 2010.

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

Stock Repurchase Programs.  During the nine months ended September 30, 2011, we repurchased 2,064,784 shares at an aggregate cost of $67,428 through our stock repurchase programs.

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

Auction Rate Securities.  Effective April 20, 2010, we entered into an agreement pursuant to which we sold our holdings of auction rate securities (which we refer to as ARS), for an aggregate of $286,399. Under the terms of the agreement, we retained an option (which we refer to as the ARS Option), for a period of two years from the date of the agreement: (a) to repurchase from the purchaser the same principal amount of any or all of the various series of ARS sold at the agreed upon purchase prices received on April 20, 2010; and (b) to receive from the purchaser additional proceeds upon certain redemptions of the various series of ARS sold. Through the ARS Option, we received cash proceeds of $10,467 during the period from April 20, 2010 through December 31, 2010 and $16,561 during the nine months ended September 30, 2011.

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

As of December 31, 2010, the remaining accrual with respect to the EPS Indemnification Obligations was $7,527, and was included within liabilities of discontinued operations on our Consolidated Balance Sheet as of that date. During the nine months ended September 30, 2011, we reversed the remainder of this accrual as we have determined that we no longer have any remaining liability with respect to the EPS Indemnification Obligations as a result of the June 8, 2011 and July 8, 2011 dismissals described above. The reversal of the remaining accrual of $7,206 is included in income from discontinued operations, net of tax, within the consolidated statements of operations for the nine months ended September 30, 2011 included in this Quarterly Report. Also included within liabilities of discontinued operations related to this matter was $5,000 as of December 31, 2010, which represented certain reimbursements received from our insurance carriers between July 31, 2008 and December 31, 2010. We deferred recognizing these insurance reimbursements within the consolidated statement of operations because of the possibility they might have to be repaid to the insurance carriers under the terms of the applicable policies. However, as a result of the June 8, 2011 and July 8, 2011 dismissals described above, we believe that the insurance carriers do not have the ability to recover this amount and accordingly, we reversed this accrual. The reversal of $5,000 is included in income from discontinued operations, net of tax, within the consolidated statements of operations for the nine months ended September 30, 2011 included in this Quarterly Report.

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

On September 9, 2008 and February 4, 2009, respectively, the eighth and ninth level carriers of the Synetic Policies notified HLTH that they believe that they were not bound by the Court’s July 31, 2008 order regarding the duty of the Synetic carriers to advance and reimburse defense costs. This resulted in HLTH making a motion to the Court on February 23, 2009 to require such eighth and ninth level carriers to advance and reimburse defense costs. HLTH later settled with the eighth level carrier. Under the terms of the settlement such carrier has paid, in full and final settlement, an agreed-upon percentage of the policy amount against each payment of defense costs made by us as such policy was implicated. On April 15, 2009, the ninth level carrier made a cross-motion for summary judgment claiming that, in light of a policy endorsement applicable only to the ninth level carrier, because of the time period during which the conspiracy charged in the Second Superseding Indictment is alleged to have taken place, the Synetic Policy issued by such carrier does not cover the EPS Indemnification Obligations. HLTH believed that such carrier’s motion was without merit and responded to the motion. On July 15, 2009, the Court granted summary judgment in favor of the ninth level carrier. Accordingly, the ninth level carrier was not liable to pay any portion of the $10,000 total coverage of its policy with respect to the EPS Indemnification Obligations. Approximately $84,200 had been paid by insurance companies representing the EPS Policies and the Synetic Policies through a combination of payment under the terms of the Policies, payment under reservation of rights or through settlement. Of this amount, $62,800 represents the portion received through settlement.

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

As a result of the adoption of ASU 2009-13, revenue for the three months ended September 30, 2011 was lower by $300 and revenue during the nine months ended September 30, 2011 was higher by $3,400, than the revenue that would have been recorded under the previous accounting standards. This resulted from services that were provided or partially provided during the three and nine months ended September 30, 2011, for certain deliverables of our multiple deliverable arrangements for which we would have previously deferred the related revenue under the previous accounting standards. During the three and nine months ended September 30, 2011, we assigned value to these deliverables using our best estimate of selling price, and recognized revenue as they were delivered. The multiple deliverable arrangements that were impacted by ASU 2009-13 related to our public portal revenues and the services underlying such arrangements are generally delivered over periods of twelve months or less. We are not able to reasonably estimate the effect of adopting ASU 2009-13 on future periods as the impact will vary based on many factors including, but not limited to, the quantity and size of new or materially modified multiple-deliverable arrangements entered into, as well as the nature of the various services contained within those arrangements and the time periods over which those services are delivered.

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

Our ARS were classified as Level 3 assets as their valuation, including the portion of their valuation attributable to credit losses, required substantial judgment and estimation of factors that were not currently observable in the market due to the lack of trading in the securities. If different assumptions were used for the various inputs to the valuation approach including, but not limited to, assumptions involving the estimated lives of the ARS holdings, the estimated cash flows over those estimated lives, and the estimated discount rates applied to those cash flows, the estimated fair value of those investments could have been significantly higher or lower than the fair value we determined. In connection with the sale of our ARS on April 20, 2010, we retained an option (which we refer to as the ARS Option), for a period of two years: (a) to repurchase from the purchaser the same principal amount of any or all of the various series of ARS sold, at the agreed upon purchase prices received on April 20, 2010; and (b) to receive additional proceeds from the purchaser upon certain redemptions of the various series of ARS sold. During 2010, we recognized an aggregate gain of $14,712 related to the

ARS Option, and received cash proceeds of $10,467 during the period from April 20, 2010 through December 31, 2010. During the nine months ended September 30, 2011, we recorded an aggregate gain of $14,679 related to the ARS Option and we received cash proceeds of $16,561. The value of the ARS Option as of September 30, 2011 is estimated to be $2,363 and has been classified as a Level 3 asset as its valuation requires substantial judgment. The historical redemption activity of the specific ARS underlying the ARS Option was the most significant assumption used to determine an estimated value of the ARS Option. We are required to reassess the value of this ARS Option at each reporting period, and any changes in value will be recorded within the statement of operations in future periods. See Note 5 in the Notes to the Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our ARS Option.

•	Stock-Based Compensation. Stock-based compensation expense for all share-based payment awards granted is determined based on the grant-date fair value. The grant-date fair value for stock options is estimated using the Black-Scholes Option Pricing Model. We recognize these compensation costs net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment awards. As of September 30, 2011, there was approximately $95.3 million of unrecognized stock-based compensation expense (net of estimated forfeitures) related to unvested stock options and restricted stock awards held by employees, which is expected to be recognized over a weighted-average period of approximately 2.9 years, related to our stock-based compensation plans.

•	Deferred Taxes. Our deferred tax assets are comprised primarily of net operating loss carryforwards and federal tax credits. These net operating loss carryforwards and federal tax credits may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. A significant portion of our net deferred tax assets, including the portion related to excess tax benefits of stock-based awards, are reserved for by a valuation allowance as required by relevant accounting literature. The remaining portion of our net deferred tax assets are no longer reserved for by a valuation allowance. Management determines the need for a valuation allowance by assessing the probability of realizing deferred tax assets, taking into consideration factors including historical operating results, expectations of future earnings and taxable income. Management will continue to evaluate the need for a valuation allowance in the future.

•	Tax Contingencies. Our tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by tax authorities. These potential exposures result from applications of various statutes, rules, regulations and interpretations. Our estimates of tax contingencies reflect assumptions and judgments about potential actions by taxing jurisdictions. We believe that these assumptions and judgments are reasonable. However, our accruals may change in the future due to new developments in each matter and the ultimate resolution of these matters may be greater or less than the amount that we have accrued. Consistent with our historical financial reporting, we have elected to reflect interest and penalties related to uncertain tax positions as part of the income tax provision (benefit).

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	$	%(a)	$	%(a)	$	%(a)	$	%(a)

Revenue	$135,138	100.0	$135,305	100.0	$408,116	100.0	$366,042	100.0
Cost of operations	49,097	36.3	47,610	35.2	148,698	36.4	135,972	37.1
Sales and marketing	29,597	21.9	28,957	21.4	94,161	23.1	86,789	23.7
General and administrative	22,787	16.9	22,964	17.0	67,614	16.6	62,350	17.0
Depreciation and amortization	6,781	5.0	6,935	5.1	19,929	4.9	20,268	5.5
Interest income	21	—	21	—	88	—	3,850	1.1
Interest expense	5,862	4.3	1,797	1.3	14,836	3.6	10,106	2.8
Loss on convertible notes	—	—	2,232	1.6	—	—	16,970	4.6
(Loss) gain on investments	(1,150)	(0.9)	(131)	(0.1)	14,679	3.6	(22,977)	(6.3)
Other income (expense), net	—	—	107	0.1	(53)	—	(92)	—

Income from continuing operations before income tax provision (benefit)	19,885	14.7	24,807	18.3	77,592	19.0	14,368	3.9
Income tax provision (benefit)	8,645	6.4	10,193	7.5	32,606	8.0	(4,140)	(1.1)

Income from continuing operations	11,240	8.3	14,614	10.8	44,986	11.0	18,508	5.1
Income (loss) from discontinued operations, net of a tax provision of $0 and $4,812 for the three and nine months ended September 30, 2011 and a tax benefit of $1,476 for the three and nine months ended September 30, 2010	2,994	2.2	(1,024)	(0.8)	10,388	2.5	(1,024)	(0.3)

Net income	$14,234	10.5	$13,590	10.0	$55,374	13.6	$17,484	4.8

(a)	Amounts may not add due to rounding.

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

The following table is a summary of our non-cash expenses included in the respective statements of operations captions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Stock-based compensation expense included in:
Cost of operations	$1,718	$1,889	$5,677	$5,153
Sales and marketing	2,286	1,867	6,865	5,749
General and administrative	5,804	5,048	16,427	12,703

Total stock-based compensation expense	$9,808	$8,804	$28,969	$23,605

Three and Nine Months Ended September 30, 2011 and 2010

The following discussion is a comparison of our results of operations on a consolidated basis for the three and nine months ended September 30, 2011 and 2010.

Revenue

Our total revenue for the three months ended September 30, 2011 was $135,138, which was generally consistent with revenue of $135,305 in the prior year period. Our total revenue during the nine months ended September 30, 2011 increased 11.5% to $408,116, from $366,042 during the nine months ended September 30, 2010. This increase was due to higher revenue from our public portals offset by a decrease in revenue from our private portal services. A more detailed discussion regarding changes in revenue is included below under “— Supplemental Financial and Operating Information.”

Costs and Expenses

Cost of Operations.  Cost of operations increased to $49,097 and $148,698 in the three and nine months ended September 30, 2011, respectively, from $47,610 and $135,972 in the prior year periods. As a percentage of revenue, cost of operations was 36.3% and 36.4% in the three and nine months ended September 30, 2011, compared to 35.2% and 37.1% for the prior year periods. Included in cost of operations was non-cash expense related to stock-based compensation of $1,718 and $5,677 during the three and nine months ended September 30, 2011, respectively, compared to $1,889 and $5,153 in the prior year periods. Cost of operations excluding such non-cash expense was $47,379 and $143,021 in the three and nine months ended September 30, 2011, respectively, or 35.1% and 35.0% of revenue, compared to $45,721 and $130,819, or 33.8% and 35.7% of revenue for the prior year periods. The increase in absolute dollars during the three and nine months ended September 30, 2011 compared to the prior year periods was primarily attributable to an increase of approximately $2,635 and $14,612, respectively, of Website operations expense associated with the delivery of our advertising and sponsorship arrangements and increased traffic to our Websites, and a decrease of approximately $1,464 and $3,448 in development and distribution expense.

Sales and Marketing.  Sales and marketing expense increased to $29,597 and $94,161 in the three and nine months ended September 30, 2011, respectively, from $28,957 and $86,789 in the prior year periods. As a percentage of revenue, sales and marketing expense was 21.9% and 23.1% in the three and nine months ended September 30, 2011, compared to 21.4% and 23.7% for the prior year periods. Included in sales and marketing expense was non-cash expense related to stock-based compensation of $2,286 and $6,865 during the three and nine months ended September 30, 2011, respectively, compared to $1,867 and $5,749 in the prior year periods. Sales and marketing expense, excluding such non-cash expense, was $27,311 and $87,296 in the three and nine months ended September 30, 2011, respectively, or 20.2% and 21.4% of revenue, compared to $27,090 and $81,040, or 20.0% and 22.1% of revenue for the prior year periods. The increase in absolute dollars was primarily attributable to an increase in compensation related costs due to increased staffing.

General and Administrative.  General and administrative expense decreased to $22,787 for the three months ended September 30, 2011 and increased to $67,614 for the nine months ended September 30, 2011, respectively, from $22,964 and $62,350 in the prior year periods. As a percentage of revenue, general and administrative expense was 16.9% and 16.6% in the three and nine months ended September 30, 2011, respectively, compared to 17.0% and 17.0% for the prior year periods. Included in general and administrative expense was non-cash stock-based compensation expense of $5,804 and $16,427 during the three and nine months ended September 30, 2011, respectively, compared to $5,048 and $12,703 in the prior year periods. The increase in non-cash stock-based compensation expense was primarily due to certain stock options and restricted stock awards that were granted during 2010 and 2011, for which there was expense in the 2011 periods, but no expense or only partial expense in the 2010 periods. General and administrative expense, excluding such non-cash expense, was $16,983 and $51,187 in the three and nine months ended September 30, 2011, respectively, or 12.6% and 12.5% of revenue, compared to $17,916 and $49,647, or 13.2% and 13.6% of revenue during for the prior year periods. The decrease in general and administrative expense as a percentage of revenue, excluding the non-cash expense discussed above, for the nine months ended September 30, 2011 compared to the prior year period, was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in general and administrative expense.

Depreciation and Amortization.  Depreciation and amortization expense was $6,781 and $19,929 in the three and nine months ended September 30, 2011, respectively, compared to $6,935 and $20,268 in the prior year periods. Amortization expense decreased by $121 and $662 during the three and nine months ended September 30, 2011 over the prior year period resulting from certain intangible assets becoming fully amortized. The decrease in amortization expense during the nine months ended September 30, 2011 compared to the prior year period was offset in part by an increase in depreciation expense of $323 relating to capital expenditures in 2011 and 2010.

Interest Income.  Interest income decreased to $21 and $88 in the three and nine months ended September 30, 2011, respectively, from $21 and $3,850 in the prior year periods. The higher interest income during the nine months ended September 30, 2010 was attributable to our investments in auction rate securities and the Senior Secured Notes related to Porex, both of which were sold in April 2010.

Interest Expense.  Interest expense was $5,862 and $14,836 in the three and nine months ended September 30, 2011, respectively, compared to $1,797 and $10,106 in the prior year periods. Interest expense in the three and nine months ended September 30, 2011 included non-cash interest expense of $1,103 and $2,702, respectively, related to the amortization of the debt issuance costs for our 2.50% Notes and our 2.25% Notes. Interest expense in the three and nine months ended September 30, 2010 included non-cash interest expense of $977 and $5,149 related to the amortization of the debt discount for our 3 1/8% Notes and our 1.75% Notes. The increase in interest expense is a result of higher debt outstanding during 2011 when compared to 2010.

Loss on Convertible Notes.  During the nine months ended September 30, 2010, we repurchased $32,446 principal amount of our 1.75% Notes. Additionally, during the three and nine months ended September 30, 2010, we repurchased $9,942 and $42,118 principal amount of our 3 1/8% Notes and the holders of the 3 1/8% Notes converted $26,228 and $122,855 principal amount into shares of our common stock, respectively. As a result of these repurchases and conversions, we recognized a net loss of $2,232 and $16,970 during the three and nine months ended September 30, 2010, respectively. No 1.75% Notes or 3 1/8% Notes were outstanding at December 31, 2010.

(Loss) Gain on Investments.  On April 20, 2010, we sold our holdings of ARS for an aggregate of $286,399. See “— Introduction — Background Information on Certain Transactions and Other Significant Developments — Auction Rate Securities” for additional information. As a result, during the three months ended March 31, 2010 we recorded a charge of $28,848, representing the difference between the adjusted cost basis of our ARS holdings and the proceeds received on April 20, 2010. Also during the nine months ended September 30, 2010, we recorded gains of $5,871 related to the sale of our remaining equity investments, the sale of our Senior Secured Notes and adjustments in the value of our ARS Option. During the three and nine months ended September 30, 2011, we recorded a (loss) gain on investments of $(1,150) and $14,679, respectively, related to adjustments in the value of our ARS Option.

Other Income (Expense), Net.  Included in other income (expense), net was $0 and $53 for the three and nine months ended September 30, 2011 compared to $70 and $625 in the prior periods of external legal costs and expenses we incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC and the related Coverage Litigation. Also included in other income (expense), net for the three and nine months ended September 30, 2010 was $177 and $533, respectively, related to the reversal of certain sales and use tax contingencies resulting from the expiration of various statutes of limitations.

Income Tax Provision (Benefit).  The income tax provision was $8,645 and $32,606 for the three and nine months ended September 30, 2011, compared to an income tax provision of $10,193 for the three months ended September 30, 2010 and a benefit of $4,140 for the nine months ended September 30, 2010. Included in the income tax benefit for the nine months ended September 30, 2010 is a deferred tax benefit of approximately $22,000 primarily related to the reversal of income tax valuation allowance attributable to the sale of our investments in ARS.

Income (Loss) from Discontinued Operations, Net of Tax.  Income from discontinued operations, net of tax, was $2,994 and $10,388 for the three and nine months ended September 30, 2011, respectively, compared to a loss from discontinued operations, net of tax, of $1,024 for the three and nine months ended September 30, 2010. Included in income from discontinued operations during the three and nine months ended September 30, 2011 is $2,994 related to an adjustment of the tax indemnification liability of our former Porex business as a result of the completion of an audit for one of the related matters. Also included in income from discontinued operations during the current and prior periods are adjustments to our indemnity obligations related to the investigation by the United States Attorney for the District of South Carolina and the SEC and the related Coverage Litigation. The Company understands that the government’s investigation into this matter has ended. For additional information, see “Introduction — Background Information on Certain Transactions and other Significant Developments — EPS Indemnification Obligations” and “— Directors & Officers Liability Insurance Coverage Litigation.”

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue
Public portal advertising and sponsorship	$115,033	$113,078	$346,504	$299,927
Private portal services	20,105	22,227	61,612	66,115

	$135,138	$135,305	$408,116	$366,042

Earnings before interest, taxes, non-cash and other items (Adjusted EBITDA)	$43,465	$44,578	$126,612	$104,536
Interest, taxes, non-cash and other items
Interest income	21	21	88	3,850
Interest expense	(5,862)	(1,797)	(14,836)	(10,106)
Income tax (provision) benefit	(8,645)	(10,193)	(32,606)	4,140
Depreciation and amortization	(6,781)	(6,935)	(19,929)	(20,268)
Non-cash stock-based compensation	(9,808)	(8,804)	(28,969)	(23,605)
Loss on convertible notes	—	(2,232)	—	(16,970)
(Loss) gain on investments	(1,150)	(131)	14,679	(22,977)
Other income (expense), net	—	107	(53)	(92)

Income from continuing operations	11,240	14,614	44,986	18,508
Income (loss) from discontinued operations, net of tax	2,994	(1,024)	10,388	(1,024)

Net income	$14,234	$13,590	$55,374	$17,484

The following discussion is a comparison of the results of operations for our two groups of revenue and our Adjusted EBITDA for the three and nine months ended September 30, 2011 and 2010.

Public Portal Advertising and Sponsorship.  Public portal advertising and sponsorship revenue was $115,033 and $346,504 in the three and nine months ended September 30, 2011, respectively, an increase of $1,955 or 1.7% and $46,577 or 15.5%, respectively, from the prior year periods. As a result of the adoption of a new revenue recognition standard that impacts the timing of revenue related to multiple deliverable revenue arrangements, revenue for the three months ended September 30, 2011 was lower by $300 and revenue during the nine months ended September 30, 2011 was higher by $3,400, than the revenue that would have been recognized under the previous accounting standard. For a more detailed description of the impact of this new accounting guidance, see “— Critical Accounting Estimates and Policies — Critical Accounting Policies — Revenue Recognition”. In general, pricing remained relatively stable for our advertising and sponsorship programs and was not a significant source of the change in revenue.

Private Portal Services.  Private portal services revenue was $20,105 and $61,612 in the three and nine months ended September 30, 2011, respectively, a decrease of $2,122 or 9.5% and $4,503 or 6.8%, respectively, from the prior year periods. The number of companies using our private portal platform was 121 as of September 30, 2011, compared to 124 in the prior year period. The decline in revenue was primarily due to a decline in the number of employees and health plan members of our customers and a reduction in the overall number of customers. In general, pricing remained relatively stable for our private portal services and was not a significant source of the revenue decrease. As of September 30, 2011, we also had approximately 121 additional customers who purchase stand-alone decision support services from us, compared to 130 customers at September 30, 2010.

Adjusted EBITDA.  Adjusted EBITDA increased to $43,465 and $126,612 in the three and nine months ended September 30, 2011, respectively, from $44,578 and $104,536 in the prior year periods. As a percentage of revenue, Adjusted EBITDA was 32.2% and 31.0% for the three and nine months ended September 30,

2011, respectively, compared to 32.9% and 28.6% in the prior year periods. As a percentage of revenue, Adjusted EBITDA decreased during the three months ended September 30, 2011 compared to the prior year period, as overall revenue was slightly lower in 2011 as compared to 2010. As a percentage of revenue, Adjusted EBITDA increased during the nine months ended September 30, 2011, compared to the prior year period, primarily due to higher revenue, specifically related to the revenue of our public portals, without incurring a proportionate increase in overall expenses.

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

Liquidity and Capital Resources

As of September 30, 2011, we had $1.1 billion of cash and cash equivalents, and working capital of $1.1 billion. Our cash and cash equivalents and working capital are affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, the timing of interest payments related to our convertible debt and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities from our continuing operations during the nine months ended September 30, 2011 was $98,487, which related to consolidated net income of $55,374, adjusted for the income from discontinued operations of $10,388, the gain on investments of $14,679, the non-cash income tax provision of $5,378 related to deferred income taxes, and other non-cash expenses of $51,600, which include depreciation and amortization expense, non-cash interest expense and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities provided cash flow of $11,202, primarily due to cash provided by a decrease in accounts receivable of $16,510 and a decrease in prepaid expenses and other assets of $1,238, offset in part by a decrease in deferred revenue of $6,370.

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

Cash provided by investing activities was $500 during the nine months ended September 30, 2011, compared to cash provided by investing activities of $340,500 in the prior period. We received $16,561 related to our ARS Option during the nine months ended September 30, 2011 compared to $362,259 received in the 2010 period from to the sale of our auction rate securities and other available-for-sale securities. We used $16,061 in connection with purchases of property and equipment during the nine months ended September 30, 2011 compared to $20,329 of purchases of property and equipment in the prior year period.

Cash provided by financing activities was $601,934 during the nine months ended September 30, 2011, compared to cash used in financing activities of $520,811 in the prior period. Cash provided by financing activities in the 2011 period principally related to the issuance of $400,000 aggregate principal amount 2.50% Notes and $400,000 aggregate principal amount 2.25% Notes. After deducting the related issuance costs, the issuance of our 2.50% Notes and 2.25% Notes resulted in an aggregate cash inflow of $774,745. Other sources of cash during the nine months ended September 30, 2011 included $26,435 of proceeds received from the exercise of stock options and $24,911 of a tax benefit on stock-based awards. Cash used in financing activities in the 2011 period principally related to $217,427 used for the repurchase of our Common Stock and $6,730 used for withholding taxes on stock-based awards. Cash used in financing activities in the 2010 period principally related $420,948 used in connection with the repurchase of our common shares through tender offers and through our repurchase program, $94,475 used for the repurchase of our 1.75% and 3 1/8% Notes, and cash used for withholding taxes due on stock-based awards of $76,559. These uses of cash were offset by proceeds of $57,168 from the exercise of stock options and related excess tax benefit on stock-based awards of $14,003.

Included in our consolidated statements of cash flows for the nine months ended September 30, 2011 are cash flows related to our discontinued operations which include $136 and $17,082 in payments made in the 2011 and 2010 periods, respectively, in connection with the defense costs of the former officers and directors of our former EPS subsidiary in connection with the investigation by the United States Attorney for the District of South Carolina and the SEC. For additional information, see “Introduction — Background Information on Certain Transactions and other Significant Developments — EPS Indemnification Obligations” and “— Directors & Officers Liability Insurance Coverage Litigation.”

Potential future uses of cash include repurchases of our Common Stock and our anticipated capital expenditure requirements for the fourth quarter of 2011, which we currently estimate to be $5,000 to $10,000 and which relate to expansion of our facilities and improvements that will be deployed across our public and private portal Websites in order to enable us to service future growth in unique users and page views, as well as to create new sponsorship areas for our customers, and to improve the systems used to provide our private portal applications.

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

Accounting Pronouncements to be Adopted in the Future

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued an update to the existing guidance for goodwill and other intangible assets. The update simplifies how a company tests goodwill for impairment by allowing both public and nonpublic entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity would no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not anticipate that the adoption of these amendments will have a material impact on our financial condition, results of operations or cash flows.

In June 2011, the FASB issued an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity. For public entities, the amendment is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this amendment will result in a change only to our current presentation of comprehensive income.

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

Our cash and cash equivalents are invested in money market investments, which approximate $1.1 billion at September 30, 2011, and are not subject to changes in interest rates.

The 2.50% Notes and the 2.25% Notes have fixed interest rates; therefore, changes in interest rates will not impact our results of operations or financial position.

ITEM 4.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of September 30, 2011.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in WebMD’s internal control over financial reporting occurred during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	Legal Proceedings

The information relating to legal proceedings contained in Note 9 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report is incorporated herein by this reference.

ITEM 1A.	Risk Factors

This section describes circumstances or events that could have a negative effect on our financial results or operations or that could change, for the worse, existing trends in some or all of our businesses. The occurrence of one or more of the circumstances or events described below could have a material adverse effect on our financial condition, results of operations and cash flows or on the trading prices of our Common Stock and Convertible Notes or of securities that we may issue in the future. The risks and uncertainties described in this Quarterly Report are not the only ones facing us. Additional risks and uncertainties that are not currently known to us, or that we currently believe are immaterial, may also adversely affect our business and operations.

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

In addition to providing quality health content and tools, we seek to design our Websites to deliver that content and tools in ways that will cause them to rank well in algorithmic search engine results, which makes it more likely that people using search engines will come to our Websites. This is commonly referred to as search engine optimization, or SEO. However, there can be no assurance that our SEO efforts will succeed in improving the ranking of our content or, even if they do result in such improvement, that the improved ranking will result in increased numbers of users and page views for our Websites. In addition, search engines frequently change the criteria that determine which sites rank well in their results and our SEO efforts will not be successful if we do not respond to those changes appropriately and on a timely basis. The failure to successfully manage SEO across The WebMD Health Network could result in a substantial decrease in traffic to The WebMD Health Network.

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

We may be unsuccessful in our efforts to increase advertising and sponsorship revenue from consumer products companies

Much of our advertising and sponsorship revenue has, in the past, come from pharmaceutical, biotechnology and medical device companies. We have been focusing on increasing sponsorship revenue from consumer products companies that are interested in communicating health-related or safety-related information about their products to our audience. However, while many consumer products companies are increasing the portion of their promotional spending used on the Internet, we cannot assure you that these advertisers and sponsors will find our consumer Websites to be as effective as other Websites or traditional media for promoting their products and services. In addition, revenues from consumer products companies are more likely to reflect general economic conditions, and to be reduced to a greater extent during economic downturns or recessions, than revenues from pharmaceutical, biotechnology and medical device companies. Accordingly, revenues from this portion of our business may develop more slowly than we expect and may be subject to significant quarter-to-quarter variations.

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

Even if general expenditures by industry participants remain the same or increase, developments in the healthcare industry may result in reduced spending in some or all of the specific market segments that we serve or are planning to serve. For example, use of our products and services could be affected by:

•	changes in the design of health insurance plans;

•	the timing of FDA approvals of generic products that compete with existing brand name products and any increase in the number or significance of such approvals or of withdrawals of brand name products from the market;

•	the timing of FDA approvals for new products or few new approved uses for existing products and any decrease in the number or significance of new drugs or medical devices coming to market or new approved uses for existing such products; and

•	decreases in marketing expenditures by pharmaceutical or medical device companies, including as a result of governmental regulation or private initiatives that discourage or prohibit advertising, sponsorship or educational activities by pharmaceutical or medical device companies or that discourage or prohibit their use of online services for some or all such activities.

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

Federal health care reform legislation enacted in 2010 could adversely affect our healthcare industry customers and clients, causing them to reduce expenditures, including expenditures for our services

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (which we refer to as the Reform Legislation), was signed into law in March 2010. The Reform Legislation makes extensive changes to the system of healthcare insurance and benefits in the U.S. In general, the Reform Legislation seeks to reduce healthcare costs and decrease the number of uninsured legal U.S. residents by, among other things, requiring individuals to carry, and certain employers to offer, health insurance or be subject to penalties. The Reform Legislation also imposes new regulations on health insurers, including guaranteed coverage requirements, prohibitions on certain annual and all lifetime limits on amounts paid on behalf of or to plan members, increased restrictions on rescinding coverage, establishment of minimum medical loss ratio requirements, a requirement to cover certain preventive services on a first dollar basis, the establishment of state insurance exchanges and essential benefit packages, and greater limitations on how health insurers price certain of their products. The Reform Legislation also contains provisions that will affect the revenues and profits of pharmaceutical and medical device companies, including new taxes on certain sales of their products.

Many of the provisions of the Reform Legislation that expand insurance coverage will not become effective until 2014, and many provisions require regulations and interpretive guidance to be issued before they will be fully implemented. Some provisions do not apply to health plans that were in place when the Reform Legislation was enacted and have not been substantially changed since. In addition, it is difficult to foresee how individuals and businesses will respond to the choices available to them under the Reform Legislation. Furthermore, the Reform Legislation will result in future state legislative and regulatory changes, which we are unable to predict at this time, in order for states to comply with certain provisions of the Reform Legislation and to participate in grants and other incentive opportunities. In addition, a number of parties have filed lawsuits challenging the constitutionality of certain provisions of the Reform Legislation. As of October 20, 2011, there are six distinct petitions for writs of certiorari pending at the Supreme Court relating to the constitutionality of the Reform Legislation. These petitions, in turn, ask the Court to grant review on a number of different questions including the constitutionality of the requirement that individuals carry insurance. The likelihood that the Court will actually take up these various questions varies considerably; however, the Court is expected to take up the individual mandate question this term and render its decision by June 2012. Accordingly, while we do not currently anticipate any significant adverse effects on WebMD as a direct result of application of the Reform Legislation to our businesses or on our company in its capacity as an employer, we are unable to predict what the indirect impacts of the Reform Legislation will be on WebMD’s businesses through its effects on other healthcare industry participants, including pharmaceutical and medical device companies that are advertisers and sponsors of our public portals and employers and health plans that are clients of our private portals. Healthcare industry participants may respond to the Reform Legislation or to uncertainties created by the Reform Legislation by reducing their expenditures or postponing expenditure decisions, including expenditures for our services, which could have a material adverse effect on our business.

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

•	Regulation of Drug and Medical Device Advertising and Promotion. The WebMD Health Network provides services involving advertising and promotion of prescription and over-the-counter drugs and medical devices and claims of nutritional supplements. If the Food and Drug Administration (FDA) or the Federal Trade Commission (FTC) finds that any of our products and services or any information on The WebMD Health Network, in our mobile applications, or in WebMD the Magazine violates applicable regulations, they may take regulatory or judicial action against us and/or the advertiser or sponsor of that information. State attorneys general may take similar action based on their state’s consumer protection statutes. Any increase or change in regulation of drug or medical device advertising and promotion could make it more difficult for us to contract for sponsorships and advertising. We cannot predict what actions the FDA or industry participants may take in the future. It is also possible that new laws would be enacted that impose restrictions on such advertising. In addition, recent private industry initiatives have resulted in voluntary restrictions, which advertisers and sponsors have agreed to follow. Our advertising and sponsorship revenue could be materially reduced by additional restrictions on the advertising of prescription drugs and medical devices to consumers, whether imposed by law or regulation or required under policies adopted by industry members.

•	Anti-kickback Laws. There are federal and state laws that govern patient referrals, physician financial relationships and inducements to healthcare providers and patients. The federal healthcare programs anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. These laws are applicable to manufacturers and distributors and, therefore, may restrict how we and some of our customers market products to healthcare providers, including e-details. Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate some portions of our business and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities to our practices could result in adverse publicity and be costly for us to respond to.

•	False Claims Laws. The Federal False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a Federal healthcare program. In addition, various states have enacted false claim laws analogous to the Federal False Claims Act, and many of these state laws apply where a claim is submitted to any third-party payor and not merely a federal healthcare program. When an entity is determined to have violated the Federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government plus civil penalties. In recent years an increasing number of Federal False Claims Act cases have been brought against drug manufacturers and resulted in significant monetary settlements and imposition of federally supervised corporate integrity agreements in circumstances that include allegations that company sponsored CME was unlawful off label promotion. Any action against us for violation of these laws could cause us to incur significant legal expenses and may adversely affect our ability to operate our business. Similarly, False Claims Act actions and resulting Corporate Integrity Agreements involving our customers may influence their willingness to continue to use our services.

•	Medical Professional Regulation. The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine. If a state determines that some portion of our business violates these laws, it may seek to have us discontinue those portions or subject us to penalties or licensure requirements. Any determination that we are a healthcare provider and have acted improperly as a healthcare provider may result in liability to us.

•	GINA. The Genetic Information Nondiscrimination Act (GINA) prohibits discrimination based on genetic information in employment and in health insurance coverage. The law applies to our private portal customers, including both employers and group health plans. WebMD’s Health Risk Assessment (or HRA), HealthQuotient, is typically offered to employees as a voluntary component of their employer-sponsored wellness program. Title I of GINA can have significant implications for wellness programs offered by group health plans in that it prohibits the collection of genetic information, which includes an individual’s family medical history, prior to or in connection with enrollment or for underwriting purposes. Underwriting purposes include providing incentives or rewards for completion of an HRA that requests genetic information. Title II of GINA prohibits employment discrimination based on genetic information as well as the request or purchase of genetic information of employees or their family members with limited exceptions, including a limited exception for voluntary wellness programs. WebMD may face challenges as a result of varying interpretations of the law by our customers and by the multiple enforcing agencies including the U.S. Departments of Health and Human Services (HHS), Labor and Treasury and the Equal Employment Opportunity Commission. Interpretations of the law have required us to modify the HealthQuotient product and we could experience increases in operational costs or decreases in demand for our products. Recent legislation in California prohibits any form of discrimination by businesses based on genetic information, including in housing, public accommodation, and the provision of emergency services, and could have additional implications for service we provide in that state.

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

Internet user privacy, personal data security and the use of consumer information to track online activities are major issues both in the United States and abroad. For example, in February 2009, the FTC published Self-Regulatory Principles to govern the tracking of consumers’ activities online in order to deliver advertising targeted to the interests of individual consumers (sometimes referred to as behavioral advertising). These principles serve as guidelines to the industry. In December 2010, following a series of workshops, the FTC issued a preliminary staff report containing a proposed framework for businesses and policymakers for online consumer privacy issues. The U.S. Department of Commerce issued a similar draft green paper on privacy issues. Both agencies expressed a willingness to support legislation and the FTC favors legislative solutions if it determines that self-regulatory approaches are not adequately protecting consumers. The FTC has otherwise been active in investigating and entering into consent decrees under its current unfair or deceptive trade practices authority with companies because of their online privacy practices. There is a possibility of legislation, regulation and increased enforcement activities relating to privacy and behavioral advertising. Some bills have been introduced in Congress, and more are expected, that, if passed, could impose substantial new regulations on online behavioral advertising activities. We have privacy policies posted on our Websites that we believe comply with existing applicable laws requiring notice to users about our information collection, use and disclosure practices. We also notify users about our information collection, use and disclosure practices relating to data we receive through offline means such as paper health risk assessments. Moreover, we take steps to reasonably protect certain sensitive personal information we hold. We cannot assure you that the privacy policies and other statements we provide to users of our products and services, or our practices will be found sufficient to protect us from liability or adverse publicity in this area. A determination by a state or federal agency or court that any of our practices do not meet applicable standards, or the implementation of new standards or requirements, could adversely affect our business.

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

In June 2011, the American Medical Association’s House of Delegates approved a report entitled, “Financial Relationships with Industry in Continuing Medical Education,” that largely adopts the CME ethical principles already espoused by other industry and accreditation organizations, including ACCME, PhRMA, and AdvaMed. Although the report recognizes that industry support of CME may help make CME more accessible and affordable, the report proposes that CME should, when possible, be provided without commercial support and without the participation of individuals who have financial interest in the educational subject matter. Although we do not anticipate that this will have a material impact on our business, it is possible that this report, or other voluntary industry guidelines, will negatively influence the availability of commercial support for Medscape CME programs and/or physician participation in Medscape CME programs funded by commercial support.

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

Other Risks Applicable to Our Company and to Ownership of Our Securities

Our Stockholder Rights Plan and provisions in our organizational documents and Delaware law may inhibit a takeover, which could adversely affect the value of our Common Stock

Our Board of Directors has adopted a Stockholder Rights Plan, which could prevent or delay a takeover of WebMD by causing substantial dilution to a potential acquirer that attempts to acquire beneficial ownership of more than 12% of the outstanding shares of WebMD Common Stock on terms not approved by our Board of Directors. In addition, our Restated Certificate of Incorporation and Bylaws, as well as Delaware corporate law, contain provisions that could delay or prevent a change of control or changes in our management and board of directors that holders of our Common Stock might consider favorable and may prevent them from receiving a takeover premium for their shares. These provisions include, for example, our classified board structure and the authorization of our board of directors to issue up to 50 million shares of preferred stock without a stockholder vote. In addition, our Restated Certificate of Incorporation provides that stockholders may not act by written consent and may not call special meetings. These provisions apply even if an offer to purchase our company may be considered beneficial by some of our stockholders. If a change of control or change in management is delayed or prevented, the market price of our Common Stock could decline.

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

(c) The following table provides information about purchases by WebMD during the three months ended September 30, 2011 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

			Total Number of Shares		Approximate Dollar Value of
	Total Number	Average	Purchased as Part of		Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced		Purchased Under the Plans
Period	Purchased(1)	per Share	Plans or Programs(2)		or Programs(2)

07/01/11 — 07/31/11	814,468	$34.70	814,468		$1,739,715
08/01/11 — 08/31/11	433,436	$32.72	432,588	(2)	$62,503,945
09/01/11 — 09/30/11	810,552	$30.42	808,728		$37,907,651

Total	2,058,456	$32.60	2,055,784

(1)	Includes the following number of shares withheld from WebMD Restricted Common Stock that vested during the respective periods in order to satisfy withholding tax requirements related to the vesting of the awards: 848 in August and 1,824 in September. The value of these shares was determined based on the closing price of WebMD Common Stock on the date of vesting.

(2)	During July 2011, the repurchase program authorization of the repurchase program originally established in 2008 (the “2008 Program”) was increased by $15,330,939 to $30,000,000. During August 2011, the 2008 Program was terminated and a new repurchase program (the “2011 Program” and, collectively with the 2008 Program, the “Programs”) was established through which WebMD was authorized to use up to $75,000,000 to purchase shares of its common stock. The number of shares repurchased in August 2011 refers to the aggregate number of shares under both Programs, while the dollar value remaining available for use at the end of each month is the amount available under the Program in effect at that time. For additional information and for information regarding the status of the 2011 Program after September 30, 2011, see Note 7 to the Consolidated Financial Statements included in this Quarterly Report.

ITEM 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WebMD Health Corp.

By:	/s/ Anthony Vuolo
Anthony Vuolo
Chief Operating Officer and
Chief Financial Officer

Date: November 9, 2011

EXHIBIT INDEX

Exhibit No.		Description

3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))
3.2		Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))
3.3		Certificate of Designation, Preferences and Rights of Series A Junior Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2011, as amended on November 7, 2011)
4.1		Rights Agreement, dated as of November 2, 2011, between the Registrant and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A filed on November 3, 2011)
10.1		Letter Amendment, dated as of July 23, 2011, between the Registrant and Steven Zatz, M.D.*
10.2		Letter Amendment, dated as of July 23, 2011, between the Registrant and William Pence*
10.3		Letter Agreement, dated as of September 25, 2011, between the Registrant and Wayne Gattinella*
10.4		Letter Agreement, dated as of September 25, 2011, between the Registrant and Anthony Vuolo*
10.5		Letter Agreement, dated as of September 25, 2011, between the Registrant and Kevin Cameron*
10.6		Letter Agreement, dated as of September 25, 2011, between the Registrant and Martin J. Wygod*
10.7		Letter Amendment, dated as of September 21, 2011, between the Registrant and Martin J. Wygod*
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1		Section 1350 Certification of Chief Executive Officer of Registrant
32.2		Section 1350 Certification of Chief Financial Officer of Registrant
99.1		Explanation of Non-GAAP Financial Measures
100	.INS	XBRL Instance Document
100	.SCH	XBRL Taxonomy Extension Schema Document
100	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
100	.LAB	XBRL Taxonomy Extension Label Linkbase Document
100	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
100	.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Agreement relates to executive compensation.

E-1