Form 10-K
period 2011-12-31
WebMD Health Corp.
filed 2012-02-29
CIK 1326583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-35337

WebMD Health Corp.

(Exact name of registrant as specified in its charter)

Delaware	20-2783228
(State of incorporation)	(I.R.S. Employer Identification No.)

111 Eighth Avenue	10011
New York, New York (Address of principal executive office)	(Zip code)

(212) 624-3700

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC (Global Select Market)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐        No  ☑

As of June 30, 2011, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $2,575,085,000 (based on the closing price of the Common Stock of $45.58 per share on that date, as reported on the Nasdaq Global Select Market and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates).

As of February 24, 2012, there were 56,865,947 shares of Common Stock outstanding (including unvested shares of restricted Common Stock).

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s definitive proxy statement to be filed with the Commission relating to the registrant’s 2012 Annual Meeting of Stockholders is incorporated by reference into Part III.

WebMD®, Medscape®, CME Circle®, Medpulse®, eMedicine®, MedicineNet®, theheart.org®, RxList®, Select Quality Care®, Summex® and Medsite® are among the trademarks of WebMD Health Corp. or its subsidiaries.

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

•

reductions in promotional and educational spending by pharmaceutical and biotechnology companies for brand name prescription drugs, including as a result of lower revenue from such products, whether resulting from the amount and timing of regulatory approvals of such products, from the amount and timing of regulatory approvals of generic products that compete with existing brand name products or from other factors affecting the relevant markets;

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

ii

DEFINITIONS OF CERTAIN MEASURES

In this Annual Report, we provide information regarding usage of The WebMD Health Network that we have determined using internal technology that identifies and monitors usage by individual computers and other electronic devices used to access Internet Websites or applications (which we refer to, collectively, as electronic devices). As used in this Annual Report:

•

A “unique user” or “unique visitor” during any calendar month is an individual electronic device, using a specific Web browser, that accesses a page in The WebMD Health Network during the course of such calendar month, as determined by our tracking technology. Accordingly, with respect to such calendar month, once an individual electronic device, using a specific Web browser, accesses a page in The WebMD Health Network, that electronic device will generally be included in the total number of unique users or visitors for that month. Similarly, with respect to any calendar month, an individual electronic device using a specific Web browser accessing a specific public portal, Website or mobile property in The WebMD Health Network (which we refer to as a “WebMD Destination”) may be counted only once as a single unique user or visitor regardless of the number of times it accesses that WebMD Destination or the number of individuals who may use it. However, if an electronic device using a specific Web browser accesses more than one WebMD Destination within The WebMD Health Network during a calendar month, it will be counted once for each such WebMD Destination. An electronic device that accesses a WebMD Destination using more than one Web browser will be counted as if it were a separate device for each browser used. In addition, if an electronic device blocks our tracking technology, it will be counted as a unique user or visitor in a particular month each time it visits a WebMD Destination. An electronic device that does not access any WebMD Destination during a particular calendar month is not included in the total number of unique users or visitors for that calendar month, even if such electronic device has, in the past, accessed one or more WebMD Destinations.

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

iii

PART I

Item 1. Business

INTRODUCTION

Corporate Information

WebMD Health Corp. is a Delaware corporation that was incorporated on May 3, 2005 under the name WebMD Health Holdings, Inc. Our principal executive offices are located at 111 Eighth Avenue, New York, New York 10011 and our telephone number is (212) 624-3700. Our Common Stock trades on the NASDAQ Global Select Market under the symbol “WBMD.”

Overview of Our Businesses

We are a leading provider of health information services to consumers, physicians and other healthcare professionals, employers and health plans through our public and private online portals, mobile platforms and health-focused publications. The online healthcare information, decision-support applications and communications services that we provide:

•

enable consumers to obtain detailed information on health and wellness topics or on a particular disease or condition, to store individual healthcare information, to assess their personal health status, to use online health and wellness trackers, tools and quizzes, to receive periodic e-mailed newsletters and alerts on topics of individual interest, to locate physicians, and to participate in online communities with peers and experts;

•

enable physicians and other healthcare professionals to access clinical reference sources, to stay abreast of the latest clinical information, to learn about new treatment options, to earn continuing medical education (or CME) and continuing education (or CE) credit, and to communicate with peers; and

•

enable employers and health plans to provide their employees and plan members with access to personalized health and benefit information and decision-support technology that helps them make more informed benefit, provider and treatment choices.

Public Portals.    The WebMD Health Network includes www.WebMD.com (which we sometimes refer to as WebMD Health), our primary public portal for consumers, and www.Medscape.com, our primary public portal for physicians and other healthcare professionals, as well as other sites through which we provide our branded health and wellness content, tools and services. The WebMD Health Network does not include our private portals for employers and health plans, which are described below. The WebMD Health Network had, on WebMD-owned Websites, an average of approximately 85 million unique users per month during 2011 and more than eight billion aggregate page views in 2011. In addition, The WebMD Health Network also included, during 2011, several third party Websites that WebMD supported and that had an average of approximately 20 million unique users per month and approximately 734 million aggregate page views. Since the beginning of 2012, almost all of the traffic to The WebMD Health Network has been from Websites that WebMD owns.

WebMD Health and our other consumer portals help consumers take an active role in managing their health by providing objective healthcare and lifestyle information. Our content offerings for consumers include access to health and wellness news articles and features and decision-support services that help them make better informed decisions about treatment options, health risks and healthcare providers. Medscape and our other portals for healthcare professionals help them improve their clinical knowledge and practice of medicine. The original content of our professional sites, which includes daily medical news, commentary, conference coverage, expert columns and CME activities, is written by authors from widely respected clinical and academic institutions and edited and managed by our in-house editorial staff.

Our public portals generate revenue primarily through the sale of advertising and sponsorship products, as well as CME services. We do not charge user fees for access to our public portals. We develop sponsored programs that target specific groups of health-involved consumers, clinically active physicians and other healthcare professionals and place these programs on the most relevant areas of The WebMD Health Network so that our advertisers and sponsors are able to reach, educate and inform these target audiences. Our advertisers and sponsors consist primarily of pharmaceutical, biotechnology and medical device companies, healthcare services companies, and consumer products companies whose products relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention. We also generate revenue through the sale of advertising in WebMD the Magazine, a consumer publication that we distribute free of charge to physicians for use in their office waiting rooms. In addition, we generate revenue from the sale of certain information and data products.

Private Portals.    For more than a decade, we have helped employers and health plans improve the health of their employee and plan member populations and reduce healthcare costs. We license an integrated health and benefits management platform, including an online personal health record application, to employers and health plans for use by their employees and plan members through convenient online portals. Our private portal services enable employees and health plan members to make more informed benefit, treatment and provider decisions. We provide a secure, personalized user experience that integrates individual user data and plan-specific data from our employer or health plan clients with decision-support tools and other resources. These portals, which are typically accessed through a client’s Website or intranet, are presented to each employee or plan member as a personal home page, with direct access to relevant content, tools and other resources specific to the individual’s eligibility, coverage and health profile. We also offer related services for use by employees and plan members, including lifestyle education, personalized health coaching and targeted condition management programs that help them positively change their health behaviors and live healthier lives.

We generate revenue from our private portals primarily through the licensing of our products to employers and health plans, either directly or through distribution relationships with employee benefits outsourcing companies, employee benefits consultants and other companies that assist employers in purchasing or managing employee benefits. We offer health coaching and condition management services on a per participant basis across a population (employer or plan). Our private portals do not display or generate revenue from advertising or sponsorship.

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

The following provides a brief description of the Websites included in The WebMD Health Network:

Consumer Portal Sites	Description
www.webmd.com	WebMD Health, our flagship consumer portal.
www.medicinenet.com	A health information site for consumers offering content that is written and edited by practicing physicians, including an online medical dictionary with thousands of medical terms.
www.rxlist.com	An online drug directory with over 2,000 drug monographs, which are comprehensive descriptions of pharmaceutical products (including chemical names, brand names, molecular structure, clinical pharmacology, directions and dosage, side effects, drug interactions and precautions).
www.emedicinehealth.com	A health information site for consumers offering articles written and edited by physicians for consumers, including first aid and emergency information that is also accessible at firstaid.webmd.com.

Professional Portal Sites
www.medscape.com

Our flagship portal for physicians and other healthcare professionals, is organized by medical specialty, with each supported specialty having its own customized Web site. Medscape consists of:

•    Medscape News, which provides reports on breaking medical news, expert columns, medical conference coverage, book reviews, access to full-text journal articles, and other medical content; and

•    Medscape Reference, which provides comprehensive clinical overviews of conditions, procedures and drugs. Medscape Reference articles represent the expertise and practical knowledge of top physicians and pharmacists.

www.medscape.org	Medscape Education, the Website through which Medscape, LLC distributes online CME and CE to physicians and other healthcare professionals.
www.theheart.org	One of the leading cardiology Websites, known for its depth and breadth of content in this area.

All of the Websites listed above are owned by WebMD or a subsidiary of WebMD. The WebMD Health Network had, on WebMD-owned Websites, an average of approximately 85 million unique users per month during 2011 and more than eight billion aggregate page views in 2011. In addition, The WebMD Health Network also included, during 2011, several third party Websites that WebMD supported and that had an average of approximately 20 million unique users per month and approximately 734 million aggregate page views. Since the beginning of 2012, almost all of the traffic to The WebMD Health Network has been from Websites that WebMD owns.

Consumer Portals

Introduction.    The Internet has fundamentally changed the way consumers obtain information, enabling them to have immediate access to searchable information and dynamic interactive content. Healthcare consumers increasingly seek to educate themselves online about their healthcare-related issues, motivated in part by the larger share of healthcare costs they are being asked to bear due to changes in the benefit designs being offered by health plans and employers. Our goal is to provide consumers with an objective and trusted source of information and online tools that helps them play an active role in managing their health. In the past several years, video and multimedia applications have become an important part of what users expect from Internet sites. In addition, consumers are increasingly using the Internet to access social media as a means to communicate and exchange information, including information regarding health and wellness. Consumers are also increasingly using mobile devices and tablets to access online content and tools. Mobile, while not yet a meaningful source of revenue for us, is expected to be an important area of growth for the future.

We have invested and intend to continue to invest in software and systems that allow us to meet the demands of our users and sponsors, including customized content management and publishing technology to deliver interactive content, multimedia programming and personalized health applications that engage our users. In addition, we continue to focus on delivering a multi-screen platform that extends the user experience beyond the desktop portal onto mobile devices and tablets.

Overview of Content and Service Offerings.    WebMD Health and the other consumer portals in The WebMD Health Network provide our users with information, tools and applications in a variety of content formats. These content offerings include access to news articles and features, special reports, interactive guides, originally produced videos, self-assessment questionnaires, expert led Q&As, community discussions, and encyclopedic references. By becoming a registered WebMD member, consumers can participate in our online communities and can opt-in to receive e-newsletters from WebMD on a variety of health-related topics or on specific conditions. There are no membership fees and no usage charges for our consumer portals and our mobile applications for consumers.

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

Key Features of WebMD Health.    WebMD Health includes the following key features:

Feature	Description
WebMD News Center	Daily health news articles that are written by health journalists and reviewed by our professional staff. Content focuses on “news you can use” and the article topics reflect national news stories of interest in the popular media that day with original perspective from health and medical experts.
WebMD Editorial Features	Comprehensive content focusing on major health issues that are in the news or otherwise contemporary, with emphasis on health trends and national health issues.
WebMD Daily	Originally produced multi-media content served on our custom video player. WebMD Daily delivers a three to five minute health-related video of real patient stories and expert interviews, among other things, and includes narration, graphics and links to additional content on a given health topic. Sponsors are able to stream promotional messages within the video feature itself and within the surrounding viewing area.
WebMD Health Centers	WebMD Health Centers are centralized locations for content and services for both WebMD Health editorial offerings and sponsor offerings focusing on topics related to health, wellness and lifestyle. Each Health Center features newly organized and medically reviewed information and enables the user to easily locate the top articles, news, community features and health assessments for each topic. We also provide users an alphabetical listing of all Health Centers and other collections of articles, organized by specific health conditions and concerns, known as Health A-Z.
WebMD Health Guides	Anchored within each Health Center, WebMD Health Guides are designed to guide users through the most current symptom, diagnosis, treatment and care information related to a particular health topic. These guides were created by our editorial staff of professional health writers in collaboration with our proprietary physician network.
WebMD Videos A-Z	Included in the Health Centers are broadcast-quality health videos featuring real stories and expert interviews.
Slideshows	Our slideshows are designed to educate users on specific conditions and other health topics in an engaging, visually rich format.
General Medical Information	Our medical library allows consumers to research information relating to diseases and common health conditions by providing searchable access and easy-to-read content, including:
— self-care articles

Feature	Description
— drug and supplement references from leading publications, including First DataBank®
— clinical trials and research study information
— a patient’s guide to medical tests
— interactive, illustrated presentations that visually explain common health conditions and diseases
— a medical dictionary
— doctors’ views on important health topics.

For a description of the access we provide to health information from the U.S. Food and Drug Administration, see “—Content-Sharing and Marketing Relationships” below.

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

Feature	Description

WebMD HealthCheck	Clinical, algorithm-based self assessments for major conditions yielding a personalized risk score based upon the user’s individual characteristics (e.g., gender, age, behavioral risks, heredity), along with customized recommendations for further education, potential treatment alternatives and a summary report to share with the user’s physician.

WebMD Symptom Checker	An interactive graphic interface with advanced clinical decision-support rules that allow users to pinpoint potential conditions associated with their physical symptoms, gender and age. The Symptom Checker was created by an experienced group of physicians trained in the development of clinical decision-support applications.

Healthy Eating and Diet	An educational channel focusing on diet, food, and fitness, designed to help users attain their goals in personal health, fitness and weight management. The channel includes expert interviews, diet assessment, a personal planner (the Food and Fitness Planner), a food database for nutritional information, as well as calculators, portion help, and a member area for discussion boards, blogs and user support. The Food and Fitness Planner also provides users with journaling capability to further support their nutritional goals.

First Aid & Emergencies	Directs users to educational and treatment information that may be useful in the event of certain medical emergencies. Also included in this resource is a First Aid A-Z glossary of terms.

Feature	Description

Tests & Tools	Provides access to interactive calculators and quizzes to assess or demonstrate health topics, including a target heart rate calculator, body mass index calculator, pregnancy calculator and ovulation calendar.

Slideshows	Our slideshows are designed to educate users on specific conditions and other health topics in an engaging, visually rich format.

Drugs & Treatments	Users can search for information about prescription and over-the-counter medications by brand or generic name, or by condition.

WebMD Physician Directory	Enables users to find a physician based on the physician or practice name, specialty, zip code and distance.

WebMD Community.    WebMD Community, our social networking initiative for consumers, gives them the ability to connect online with health experts and with other WebMD members to exchange information, experiences and support regarding specific health conditions or concerns and to participate in discussions on other health and wellness topics. Registered WebMD members can become members of the specific WebMD communities they select. WebMD Communities may include chat rooms, moderated message boards, expert blogs and other forums.

Mobile.    WebMD for iPhone and WebMD for iPad are free applications for consumers that provide mobile access to certain WebMD content and tools on an iPhone® or iPadTM, including Symptom Checker, First Aid, and Pill Identifier applications, as well as other health information. In May 2011, WebMD launched WebMD for Android, with similar content and tools. As of February 22, 2012, these mobile applications had been downloaded a total of approximately 10.4 million times. In addition, our Websites can be accessed through any mobile electronic device that includes an Internet browser.

In January 2012, we launched the WebMD Baby application for iPhone and iPod touch, a free mobile application for parents of infants and toddlers. WebMD Baby gives new parents access to pediatrician-approved baby health and wellness information. WebMD Baby content was created exclusively for the application and is personalized for a baby’s specific age. WebMD Baby helps keep parents informed with easily accessible baby health and wellness information that they can trust. A personal growth chart for baby/toddler is also integrated into the application, allowing information to be easily added right from the pediatrician’s office. During the first four weeks after its launch, WebMD Baby was downloaded more than 100,000 times.

WebMD the Magazine.    WebMD the Magazine is delivered free of charge to physicians in the United States for use in their office waiting rooms and reaches consumers right before they meet with their physicians. This allows sponsors to extend their advertising reach and to deliver their message when consumers are actively engaged in the healthcare process, and allows us to extend the WebMD brand into offline channels. The editorial format of WebMD the Magazine is specifically designed for the physician’s waiting room. Its editorial features and highly interactive format of assessments, quizzes and questions are designed to inform consumers about important health and wellness topics. The editorial content in the magazine is medically reviewed and approved by WebMD staff physicians. We also make a digital edition of WebMD the Magazine available online to WebMD members.

Professional Portals

Introduction.    The Internet has become a primary source of information for physicians and other healthcare professionals, and is growing relative to other sources, such as conferences, meetings and offline journals. Our professional portals include Medscape, Medscape Education and theheart.org (we sometimes refer to these sites as The WebMD Professional Network). Our professional portals received an average of approximately 2.6 million physician visits per month in 2011. There are no membership fees and no general usage charges for our professional portals. However, users must register to access the full array of content and features of our professional portals. We generate revenue from our professional portals by selling advertising and sponsorship programs primarily to companies that wish to reach physicians and other healthcare professionals. We also generate revenue through educational grants.

Medscape.    Medscape (www.medscape.com), our flagship portal for physicians and other healthcare professionals, is organized by medical specialty, with each supported specialty having its own customized Web site. Medscape also includes areas for nurses, pharmacists, medical students, and members interested in medical policy and business of medicine topics. Registration by users enables us to deliver medical content targeted to their specialty and areas of interest, based on information they provide in their registration profiles. The registration process also enables professional members to choose a home page tailored to their medical specialty or interests. Medscape members receive weekly e-mail newsletters, tailored to their specialty and other areas of interest they select, that highlight new information and resources on Medscape. Medscape consists of:

•

Medscape News, which provides timely medical news, coverage of professional meetings and conferences and video and written commentary from leading medical experts. Medscape News content is written by our in-house news team, authors from widely respected academic and clinical institutions and other writers we work with, and is edited and managed by our in-house editorial staff. We regularly produce in-depth interviews with medical experts and newsmakers, and provide alerts on critical clinical issues, including pharmaceutical recalls and product advisories. Medscape News also provides access to wire service stories and other news-related content and to full-text journal articles. For a description of the access that Medscape News provides to information from the U.S. Food and Drug Administration and The Centers for Disease Control and Prevention, see “—Content-Sharing and Marketing Relationships” below.

•	Medscape Reference includes original content prepared for Medscape by over 7,700 physician and pharmacist authors and reviewers from leading medical centers, in the following categories:

—

Disease and Condition Articles.    More than 6,000 evidence-based and physician-reviewed disease and condition articles are organized to answer clinical questions, as well as to provide in-depth information in support of diagnosis, treatment, and other clinical decision-making. Many of these are illustrated with clinical photos and radiographic images.

—

Clinical Procedure Articles.    More than 800 clinical procedure articles provide step-by-step instructions, and include instructional videos and images to help clinicians master new techniques or to improve their skills in procedures they have previously performed.

—

Medical Device Articles. More than 100 medical device articles featuring information on medical devices used in clinical medicine. The articles provide in-depth information on the devices and their use in the treatment of medical conditions. Many of these are illustrated with clinical photos and radiographic images.

—

Drug Reference.    A drug reference database, with more than 2,000 monographs, for researching prescribing and safety information on brand-name, generic and over-the counter (OTC) drugs, including herbals and supplements.

—	Drug Interaction Checker. A drug interaction checker that identifies interactions for drugs, herbals and/or supplements, with detailed information from minor to contraindicated interactions.

—

Anatomy Articles.    More than 70 anatomy articles feature clinical images and diagrams of the major human body systems and organs. The articles assist with the understanding of the anatomy involved in treating specific conditions and performing procedures. They can also facilitate physician-patient discussions.

—

Case Studies.    These presentations provide a quick way for practicing physicians to sharpen their diagnostic and patient-management skills. Each case starts with how the patient presented in the clinic and then using a question and answer format, progresses through diagnosis and on to treatment and includes follow up information about outcome for the patient.

—

Image Collections.    Image collections are visually engaging presentations of both common and uncommon diseases, case presentations, and current controversies in medicine. They are presented in a slideshow format and are designed to challenge and expand physicians’ knowledge of clinically important topics.

Medscape Reference also provides online directories with contact information for physicians, pharmacies and hospitals.

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

Medscape Education offers a wide selection of free online CME and CE activities designed to educate healthcare professionals about important diagnostic and therapeutic issues, including both original CME and CE activities that it develops as well as activities developed and accredited by third parties. Medscape Education 25 educational activities are supported by independent educational grants provided by pharmaceutical and medical device companies, as well as foundations and government agencies. In addition, in order to provide broad and timely coverage of areas of interest to healthcare professionals, Medscape Education offers numerous CME and CE activities for which it does not receive grants or other outside support. The following are some of the types of educational activities on Medscape Education:

•	CME Circle. Third party CME activities, including symposia, monographs and CD-ROMs.

•	CME Spotlight. Panel discussions of important medical topics by leading medical experts.

•	CME Advances. Collections of CME activities, each on a specific topic, that provide an in-depth educational experience.

•	CME Cases. Original CME activities presented by healthcare professionals in a patient case format.

Physician Connect. Physician Connect, our social networking platform for physicians, enables them to exchange information online on a range of topics, including patient care, drug information, healthcare-related legislation and practice management. Physicians can also create polls to assess the opinions of their colleagues on a range of topics. We also offer third parties the opportunity to sponsor Physician Connect discussions and polls so that they can gain insights into physicians’ attitudes and opinions of interest. As of December 31, 2011, Physician Connect had attracted more than 164,000 physician members, a subset of Medscape’s physician membership. Medscape also offers a variety of sponsored and unsponsored blogs where healthcare professionals can share their thoughts and opinions with the Medscape community.

Medscape Mobile. Medscape Mobile is a free mobile application for physicians that provides access to: articles and other resources from Medscape News; Medscape Reference’s drug reference database, drug interaction checker, clinical reference, treatment and procedure guides and the physician, pharmacy and hospital directories; and CME programs from Medscape Education. Medscape Mobile also provides off-line access to reference content, treatment guides and the drug interaction checker.

Medscape Mobile was launched for iPhone® and iPod touch® users in 2009, for Blackberry® users in April 2010 and for iPad™ and Android™ users in January 2011. As of December 31, 2011, Medscape Mobile had

attracted approximately 1.9 million registered users. Medscape Mobile was named the most downloaded free Medical application of the year for iPhone by Apple on its iTunes Rewind 2010 featured list of applications.

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

Currently, the majority of our advertisers and sponsors are pharmaceutical, biotechnology or medical device companies, health services companies, or consumer products companies whose products relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention. Many of these companies currently spend only a small portion of their marketing budgets on online media. We believe that these companies are becoming increasingly aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians, and we expect that this increasing awareness will, over time, result in increasing demand for our services. In addition, in an effort to improve operating efficiencies, some pharmaceutical companies have been reducing their field sales forces in the past several years. We believe that, in their effort to achieve greater overall marketing efficiency, pharmaceutical companies will, over time, increase the use of online promotional marketing to physicians and other healthcare professionals, including through the use of our services. However, notwithstanding our general expectation for increased future demand, we cannot predict how long it will take for pharmaceutical, biotechnology and medical device companies to shift a more significant portion of their marketing expenditures to online services.

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

•	Sponsored Solutions. These are customized collections of articles, topics, and decision-support tools and applications, sponsored by clients and distributed within The WebMD Health Network.

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

Sales and Marketing

Our sales, marketing and account management personnel work with pharmaceutical, medical device, biotechnology and consumer products companies and their agencies to place their advertisements and other sponsored products on our public portals and in WebMD the Magazine. These individuals work closely with clients and potential clients and their agencies to develop innovative ways to bring their companies and their products and services to the attention of specific groups of consumers and healthcare professionals, and to create channels of communication with these audiences. See “User Privacy and Trust — Policies Regarding Advertisements, Sponsorships and Promotions” for information regarding the policies we apply to advertisements and sponsored content on our public portals.

Content-Sharing and Marketing Relationships

FDA.    We are working with the U.S. Food and Drug Administration (or FDA) to expand consumer access to timely and reliable health information from the FDA, and to increase the FDA’s reach to physicians and healthcare professionals.

Consumers. For consumers:

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

Healthcare Professionals. For healthcare professionals:

•

Content from the Medscape/FDA collaboration is available on multiple specialty homepages on Medscape.com and are also housed in a dedicated area at Medscape.com/FDA. These materials cover a wide range of topics of interest to healthcare professionals and focus on the FDA’s role in protecting public health through ensuring the safety and quality of medical products.

•	Medscape and the FDA collaborate on important educational initiatives focusing on safety, risk management and other public health issues, such as the appropriate training of clinical investigators.

CDC.    The Centers for Disease Control and Prevention (CDC), part of the United States Department of Health and Human Services, is collaborating with Medscape News on a special series of CDC Expert Commentaries, available at http://www.medscape.com/partners/cdc/public/cdc-commentary). In this series, experts from CDC offer video commentaries on current topics important to our audience of physicians, nurses, pharmacists and other healthcare professionals. The CDC and Medscape have also collaborated on educational activities for healthcare professionals on various topics, including: Prevention of Healthcare Associated Infections; Influenza Vaccine Safety; Safe Injection Practices; and Antibiotic Stewardship. In addition, for the past three years, Medscape has been the CME partner of the CDC Journal Emerging Infectious Diseases.

Boots UK.    In October 2009, we launched a new health information Website in the United Kingdom with Boots UK, the United Kingdom’s leading pharmacy-led health and beauty retailer. The co-branded Boots WebMD site at www.WebMD.boots.com features daily health and wellness news, condition and healthy living centers, interactive health tools, WebMD’s symptom checker, specialized health search, health videos and interactive slide shows. Boots supported the launch with a national marketing and consumer education effort to its large UK customer base to promote the new site, through in-store marketing, in its health and beauty magazines, on its heavily trafficked e-commerce site and to its large base of loyalty program members. In addition, Boots UK has engaged its thousands of pharmacists to create awareness of the site and its offerings during their frequent patient interactions.

PRIVATE PORTALS

Introduction

In response to increasing healthcare costs, employers and health plans have been changing benefit plan designs to increase deductibles, co-payments and other out-of-pocket costs and taking other steps to motivate employees and plan members to use healthcare in a cost-effective manner. In connection with shifting greater responsibility for healthcare costs to consumers, employers and health plans are making available more health and benefits information and decision-support applications to help their employees and plan members make informed decisions about treatment options, health risks and healthcare providers. The goal is to encourage employees and plan members to take a more active role in managing their healthcare by providing relevant information, including data related to healthcare costs and quality. Since lifestyle choices, including choices regarding nutrition, exercise and tobacco use, are key drivers of health and can dramatically impact risks for acquiring chronic, costly health conditions, employers and health plans are also interested in reducing demand for healthcare services by focusing on health and wellness initiatives for their employees and plan members.

We provide health management programs and benefit decision-support solutions for employers and health plans. For more than a decade, we have helped employers and health plans improve population health and reduce their healthcare costs. Our health management solutions give employees and plan members access to personalized content and tools that empower them to evaluate and manage their healthcare, motivate them to make healthier lifestyle choices, and help them improve their overall health, wherever they are on the risk continuum.

Our integrated health and benefits management solutions are delivered through private online portals that we host for our employer and health plan clients. Membership for each of our private portals is limited to the employees and members (and their dependants) of the respective employer and health plan clients. In some cases, retirees are also included in the employee populations. Our private portals are not part of The WebMD Health Network and do not involve advertising or sponsorship by third parties; and we do not include private portal users or page views when we measure The WebMD Health Network’s traffic volume.

We generate revenue from our private portals primarily through the licensing of our technology and content to employers and health plans, either directly or through our distributors. We offer our online and offline health coaching and condition management services on a per participant basis across a population (employer or plan).

Health Management and Behavior Change

Our health management applications are typically accessed through a client’s Website or intranet and provide secure access for registered members. The health management portal is presented to each employee or health plan member as a personal home page, with direct access to relevant content, tools and other resources specific to the individual’s eligibility, coverage and health profile. We personalize the user experience by integrating: individual user data (including personal health information); plan-specific data from clients; and WebMD content, decision-support technology and personal communication services. A master health profile drives personalized messaging to the individual, including recommendations for educational resources and health management applications. The master health profile relies upon professionally-sourced data, as well as the WebMD HealthQuotientSM health risk assessment, an online or paper-based health risk assessment (HRA) completed by the employee or member, which identifies modifiable risk factors and health conditions. Health trackers allow individuals to graphically track health measurements over time.

Our WebMD Health RecordSM helps employees and plan members gather, store, manage and share their essential health data. The WebMD Health Record provides a secure personal health record for self-reported and professionally sourced health data. Medical and pharmacy claims data as well as lab results can be automatically imported into individuals’ health records. In addition, the WebMD Health Record allows individual users to authorize access by healthcare providers, which can encourage better communication and coordination of care. We also provide the capability to upload, track, and share data from home medical devices.

We provide communications services and incentive program services to support health management system launch, to increase completion rates of the health risk assessments, and to drive ongoing utilization of health management resources and programs. With the rewards platform, we assist employers and health plans to motivate their employees and members through wellness incentive programs that encourage and reward use of health management services and specific health behaviors. Our flexible rewards platform enables clients to design and manage custom rewards programs based on participation, activity or outcomes. Rewards fulfillment may include gift cards, electronic funds transfer into HSA accounts, rewards debit cards or check rewards. Our messaging platform enables targeted email communication campaigns that inform and motivate employees and plan members to change their behaviors and improve health status. Messages can be targeted based on health profile characteristics, demographics, or site usage, and they can be designed to raise awareness of specific resources and programs or to motivate lifestyle changes. We also provide print newsletters as an additional channel to motivate utilization by individuals and their dependents. To enable our communications and incentive program services, we have developed several proprietary tools, including the WebMD Engagement IndexSM and the WebMD Engagement HubSM. The Engagement Index measures population management across a variety of dimensions and helps guide communication strategy and optimization initiatives. The Engagement Hub serves as an online resource center and collaboration hub for onsite wellness coordinators and program administrators.

Health Coaching and Condition Management

Telephonic, online, or onsite health coaching can be integrated with our private portal applications. Participants can share their online status with their health coach. Their coach, in turn, can refer them to sponsored health programs or recommend appropriate online or offline health resources to help them meet their wellness goals. Our health coaches work one-on-one with employees and plan members to motivate them to improve their own health status by managing modifiable risk factors that lead to health conditions, by pursuing health conscious lifestyles, by actively seeking health and wellness knowledge and by understanding the impact of lifestyle decisions. We also offer a tobacco cessation specialty coaching program to address the health risks specifically associated with smoking.

We tailor WebMD Health CoachSM programs to the goals of our clients by offering different levels of coaching intensity and allowing targeting of various risk factor profiles for coaching eligibility. Individuals are notified about their eligibility to participate in telephonic health coaching under programs selected by their employer or health plan. Our health coaching services, together with our health management services, not only can help high-risk individuals identify important risk factors and change unhealthy behaviors, but also can help moderate-risk individuals to lower their risks and those who are healthy to stay that way. In addition to telephonic coaching, we offer the following related services:

•

Online Coaching.    WebMD Digital Health AssistantSM online, self-directed health coaching programs focus on exercise, nutrition, smoking cessation, weight management, emotional health and stress management. These programs let individuals set and track wellness goals, learn more about their behaviors and risks and follow self-paced personal action plans to improve their health. Each program includes comprehensive education modules and interactive goal setting and experience tracking.

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

Our new WebMD Condition Management ProgramsSM are designed to give individuals access to a wide range of online and offline resources to provide long-term support and motivation and help them make better decisions to manage their health, including ongoing, intensive one-on-one coaching by condition specialists, along with progress tracking tools and personalized messaging and rewards programs.

We also offer tools and services that enable employers and health plans to integrate programs from third parties, including their disease management vendors, into the programs and portal solutions we offer. Users are referred to third party services through our health risk assessment process and those services can be promoted throughout the portal or coaching experiences that we deliver.

Consumer Guidance Tools

We offer clients a comprehensive set of consumer guidance tools to help their employees and plan members understand the financial implications of their benefits options and make more informed benefits-related purchase decisions and to provide access to information and services that can help them factor quality and cost into decisions about care and treatment options. These tools include:

•

WebMD Health ConciergeSM is a single search and user interface that sits on top of each of the provider and cost transparency tools and on top of other content and resources. Health Concierge guides consumers toward more informed decision-making with an integrated presentation of relevant benefits, provider, drug, cost and quality information.

•

WebMD Coverage AdvisorSM allows users to compare costs across available health plan options based on personalized information regarding coverage alternatives, using cost-modeling and projection utilities that take into consideration the individual’s gender, geographic location, family composition, eligibility status, and projected utilization. Coverage Advisor dynamically displays benefit plan features, co-pays, pharmacy coverage, and provider coverage, and can also help consumers determine appropriate contributions to flexible spending accounts (FSAs), health savings accounts (HSAs), and health reimbursement accounts (HRAs).

•

WebMD Provider Selection AdvisorSM is a provider directory tool that enables consumers to search by provider name, location, clinical specialty, plan participation, and gender. It displays information in an intuitive side-by-side comparison chart and also has optional features allowing clients to include their own cost, quality, and provider information.

•

WebMD Hospital AdvisorSM is a quality outcomes and cost comparison tool that allows individuals to evaluate hospitals based upon particular procedures, diagnoses, and locations. The quality comparisons are based on evidence-based measures, such as volume of patients treated for particular illnesses or procedures, mortality rates, unfavorable outcomes for specific problems, and average length of hospital stay. Hospital Advisor can be integrated with Provider Selection Advisor and can optionally include data to facilitate comparisons of outpatient facilities, procedures, and tests, as well as their corresponding costs and service volumes.

•

WebMD Treatment Cost AdvisorSM provides medical cost estimates for conditions and procedures. Treatment Cost Advisor presents out-of-pocket liability by factoring in an individual’s co-pay, co-insurance, current deductible, and/or HSA balance.

•

WebMD Medication AdvisorSM provides out-of-pocket and total medication costs for branded and generic therapies, presented alongside one another to facilitate straightforward comparisons. Using Medication Advisor, consumers can determine less expensive alternatives based upon their drug benefit plan and formulary.

Relationships with Customers

During 2011, customers using our private portal solutions included employers, such as Hewlett-Packard Company, Honda of America, Medtronic, Inc., EMC Corporation, Starbucks Corporation, and Dell Inc., and health plans, such as Wellpoint, Inc., Blue Cross Blue Shield of Alabama, HealthNet, ConnecticutCare, Cigna and Horizon Blue Cross and Blue Shield.

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

Sales and Marketing

We market our private online portals, health coaching and condition management services to employers and health plans through a dedicated sales, marketing and account management team. Our services are also distributed through relationships with employee benefits outsourcing companies, employee benefits consultants and other companies that assist employers in purchasing or managing employee benefits.

TECHNOLOGICAL INFRASTRUCTURE

Our public portals and private portals are delivered through Websites designed to address the healthcare information needs of their users with easy-to-use interfaces, search functions and navigation capabilities. We use customized content management and publishing technology to develop, edit, publish, manage, and organize the content for our Websites. We use ad-serving technology to store, manage and serve online advertisements in a contextually relevant manner, to the extent possible. We also use specialized software for delivering personalized content through our private portals and, for registered members, through our public Websites. We have invested and intend to continue to invest in software and systems that allow us to meet the demands of our users and sponsors.

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

USER PRIVACY AND TRUST

We have adopted internal policies and practices relating to, among other things, content standards and user privacy, designed to foster our relationships with our users. In addition, we participate in the following external, independent verification programs:

•

URAC.    We have been awarded e-Health accreditation from URAC, an independent accrediting body that has reviewed and approved the WebMD.com site and our private portal deployment of the WebMD Behavior Change Platform for compliance with its quality and ethics standards.

•

TRUSTe.    WebMD.com and MedicineNet.com are licensees of the TRUSTe Privacy Seal and our private portals deployment of the WebMD Behavior Change Platform is a recipient of the TRUSTe EU Safe Harbor programs. TRUSTe is an independent, non-profit organization whose goal is to build users’ trust and confidence in the Internet.

•

Health on the Net Foundation.    Our WebMD.com, eMedicine.com, eMedicineHealth.com, and MedicineNet.com sites and the WebMD Behavior Change Platform comply with the principles of the HON Code of Conduct established by the Health on the Net Foundation.

•

Children’s Advertising Review Unit (CARU).    Our fit WebMD site complies with the standards set forth by CARU. CARU is the children’s arm of the advertising industry’s self-regulation program and evaluates child-directed advertising and promotional material in all media to advance truthfulness, accuracy and consistency with its Self-Regulatory Guidelines for Children’s Advertising and relevant laws.

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

Policies Regarding Advertisements, Sponsorships and Promotions

All advertisements, sponsorships and promotions that appear on our Websites are subject to our Advertising and Promotions Policies. We do not accept advertising that, in our opinion, is not factually accurate or is not in good taste. WebMD makes a clear distinction between the news stories, articles and other content that we create or license and the promotional information that comes from our sponsors. While content from a sponsor is subject to our Advertising Policy, it is not subject to our Editorial Policy. The sponsor is responsible for the accuracy and objectivity of its content and it is not reviewed by our Editorial Department for accuracy, objectivity or balance. Sponsors may also provide funding directly to WebMD without the sponsor having any control over the content. This category of content is subject to WebMD’s Editorial Policies and process for accuracy, balance, and objectivity.

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

Public Portals

Our public portals and mobile applications face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors, and we expect that additional competitors will continue to enter the markets we participate in. Our consumer portals and mobile platforms compete with online services, Websites and mobile applications that provide health-related information for consumers, including both commercial ones and not-for-profit ones. These competitors include:

•	general purpose consumer Websites or search engines that offer specialized health sub-channels or functions, including yahoo.com, msn.com, AOL.com, Google and Bing; and

•	other high traffic Websites that include healthcare-related and non-healthcare-related content and services, including social media Websites, such as Facebook.

Competitors to our consumer portals also include advertising networks that aggregate traffic from multiple Websites, including advertising.com (which is owned by AOL), Tribal Fusion, Undertone Networks, Ad Blade and Everyday Health. Competitors to our professional portals and mobile applications include Epocrates, Inc., Clinical Care Options, MedPage Today (which is owned by Everyday Health), QuantiaMD, Sermo and UpToDate Inc. (which is owned by Wolters Kluwer).

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

Private Portals

Our private portal services compete, directly or indirectly, with various types of services provided by many different types of companies, including:

•

wellness, health management and disease management vendors, including Mayo Foundation for Medical Education and Research, StayWell Productions/MediMedia USA, Inc., HealthMedia (which is owned by Johnson & Johnson), OptumHealth (which is owned by United Healthcare), Healthways, Health Dialog (which is owned by Bupa) and Alere (a division of Inverness Medical Innovations);

•	suppliers of online and offline electronic personal health records and related applications and platforms, including Medem, CapMed, Epic Systems, Microsoft, and a variety of other companies;

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

Many healthcare laws are complex, and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services that we provide. However, these laws, regulations and industry standards may nonetheless be applied to our products and services. We cannot provide assurance that we will be able to accurately anticipate the application of these laws, regulations and industry standards to our operations. Our failure to accurately anticipate the application of these laws and regulations to our operations, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our business. Even in areas where we are not subject to healthcare regulation directly, we may become involved in governmental actions or investigations through our relationships with customers that are regulated, and participation in such actions or investigations, even if we are not a party and not the subject of an investigation, may cause us to incur significant expenses.

Other Applicable Regulation.    This section of our Annual Report also contains a description of other laws and regulations, including general consumer protection laws and Internet-related laws that may affect our operations. Laws and regulations have been adopted, and may be adopted in the future, that address Internet-related issues, including online content, privacy, online marketing, unsolicited commercial email, taxation, pricing, and quality of products and services. Some of these laws and regulations, particularly those that relate specifically to the Internet, were adopted relatively recently, and their scope and application may still be subject to uncertainties. Interpretations of these laws, as well as any new or revised laws or regulations, could decrease demand for our services, increase our cost of doing business, or otherwise cause our business to suffer.

Regulation of Drug and Medical Device Advertising and Promotion

The FDA and the Federal Trade Commission, or FTC, regulate the form, content and dissemination of labeling, advertising and promotional materials prepared by, or for, pharmaceutical or medical device companies. The FTC regulates over-the-counter drug advertising and, in some cases, medical device advertising. Based on FDA requirements, regulated companies must limit advertising and promotional materials to discussions of FDA-approved uses and claims. In limited circumstances, regulated companies may disseminate certain non-promotional scientific information or disease-state information.

Information on our Websites that promotes the use of pharmaceutical products or medical devices is subject to FDA and FTC requirements and enforcement actions, and information regarding other products and services is subject to FTC requirements. If either agency finds that information on our Websites violates regulations or guidance, it may take regulatory or judicial action against us or the advertiser or sponsor of that information. State attorneys general may also take similar action based on their state’s consumer protection statutes. Areas of our Websites that could be the primary focus of regulators include pages and programs that discuss use of a regulated product or that the regulators believe may lack editorial independence from the influence of sponsoring pharmaceutical or device companies. Television broadcast advertisements that we may provide may also be subject to FTC and FDA regulation, depending on the content. The agencies place the principal burden of compliance with advertising and promotional regulations on advertisers and sponsors to make truthful, substantiated claims.

The Federal Food, Drug, and Cosmetic Act, or FDC Act, and its implementing regulations require that prescription drugs be approved by the FDA prior to marketing. It is a violation to market, advertise or otherwise commercialize such products prior to approval. The FDA allows for preapproval exchange of scientific information, provided it is non-promotional in nature and does not draw conclusions regarding the ultimate safety or effectiveness of the unapproved drug. FDA also refrains from regulating certain disease state materials so long as those materials do not make a representation or suggestion about a drug or device. Upon approval or clearance, the FDA’s regulatory authority extends to the labeling and advertising of prescription drugs and medical devices. Such products may be promoted and advertised only for uses reviewed and approved by the FDA. Labeling and advertising can be neither false nor misleading and must present all material information, including risk information, in a clear, conspicuous and neutral manner. There are also requirements for certain information (the “prescribing information” or “package insert” for promotional labeling and the “brief summary” for advertising) to be part of labeling and advertising. Labeling and advertising that violate these legal standards are subject to enforcement.

The FDA also regulates the safety, effectiveness, and labeling of over-the-counter (OTC) drugs either through specific product approvals or through regulations that define approved claims for specific categories of products. The FTC regulates the advertising of OTC drugs under the section of the Federal Trade Commission Act that prohibits unfair or deceptive trade practices. The FDA and FTC regulatory framework requires that OTC drugs be formulated and labeled in accordance with FDA approvals or regulations and promoted in a manner that is truthful, adequately substantiated, and consistent with the labeled uses. OTC drugs that do not meet these requirements are subject to FDA or FTC enforcement action depending on the nature of the violation. In addition, state attorneys general may bring enforcement actions for alleged unfair or deceptive advertising.

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

In the last 15 years, the FDA has gradually relaxed its formerly restrictive policies on DTC advertising of prescription drugs, allowing companies to advertise prescription drugs to consumers in any medium, provided that they satisfy FDA requirements. In 2010, the FDA issued a proposed rule recommending standards for determining whether the major statement in DTC advertisements of prescription drugs relating to side effects and contraindications is presented in a clear, conspicuous, and neutral manner. These new regulations, if finalized, could make it more difficult for us to obtain advertising and sponsorship revenue.

In 2009, the FDA solicited input on the issue of promoting FDA-regulated products using the Internet and social media. There is a possibility that the FDA may issue a policy restricting or materially changing promotion using the Internet, social media and other sponsored health content on the Internet. We cannot predict what effect any such changes would have on our business. Although the FDA issued a 2011 guidance addressing the use of social media by consumers, it was limited to guidance regarding drug and device firms’ responses to public unsolicited requests for information made on Websites.

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

Medscape, LLC’s current ACCME accreditation expires in 2016. In order for Medscape, LLC to renew its accreditation, it will be required to demonstrate to the ACCME that it continues to meet ACCME requirements. If Medscape, LLC fails to maintain its status as an accredited ACCME provider (whether at the time of such renewal or at an earlier time as a result of a failure to comply with existing or additional ACCME standards), it will not be permitted to accredit CME activities for physicians. Instead, Medscape, LLC would be required to use third parties to provide such CME-related accreditation services. That, in turn, could discourage potential supporters from engaging Medscape, LLC to develop CME or education-related activities, which could have a material adverse effect on our business.

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

Section 6002 of the Affordable Care Act requires certain manufacturers of drugs, devices, biological and medical supplies to report publicly certain payments and other transfers of value made to, at the request of, or designated on behalf of physicians and teaching hospitals. The regulations to implement this requirement are still under development. Manufacturers may interpret this provision, as implemented in the regulations, to require them to disclose certain payments to CME providers, an interpretation that would have the potential to result in reduced manufacturer support for CME programs and/or physician participation in CME programs funded by manufacturers, which could have a negative effect on the business of Medscape LLC.

HIPAA Privacy Standards and Security Standards

The Privacy Standards and Security Standards under the Health Insurance Portability and Accountability Act of 1996 (referred to as HIPAA) establish a set of national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses and healthcare providers (sometimes referred to as “covered entities” for purposes of HIPAA). Prior to February 17, 2010, the Privacy

Standards and Security Standards did not apply directly to our operations and only covered entities were directly subject to potential civil and criminal liability under the Privacy Standards and Security Standards; as a “business associate” of covered entities, we were bound only by our contracts and agreements with those covered entities requiring us to use and disclose protected health information in a manner consistent with the Privacy Standards and Security Standards in providing services to those covered entities. However, the Health Information Technology for Economic and Clinical Health (HITECH) Act, which was enacted as part of the American Recovery and Reinvestment Act of 2009 (ARRA) strengthened and expanded the HIPAA Privacy and Security Standards and made certain provisions directly applicable to portions of our business that operate as business associates, such as those managing employee or plan member health information for employers or health plans. In connection with the sale by HLTH of its Emdeon Business Services business (or EBS), EBS agreed to license, through February 2018, certain de-identified data to HLTH for use in the development and commercialization of certain information products and services that use clinical data. We are currently using the data received under this license in our information services products.

With respect to our private portals, HITECH creates obligations for us to report any unauthorized use or disclosure of protected health information, known as a breach, to our covered entity customers. In addition, HITECH imposes similar data breach notification requirements on vendors of personal health records that will require us to notify affected individuals and the FTC in the event of a data breach involving the unsecured personal information of users of our public portal services.

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

Genetic Information Nondiscrimination Act (GINA)

The Genetic Information Nondiscrimination Act (referred to as GINA), enacted in May 2008, does not apply directly to WebMD, although it does apply to our private portal customers, including both employers and group health plans. GINA was enacted to prevent discrimination by group health plans, health insurance issuers and employers on the basis of genetic information. WebMD’s Health Risk Assessment (HRA), HealthQuotient, is typically offered to employees by their employer or group health plan as a voluntary component of a wellness program. The U.S. Departments of Labor, HHS and Treasury published Interim Final Rules implementing Title I of GINA in October 2009, which generally apply to group health plans and health insurance issuers for plan years that began on or after December 7, 2009. The Interim Final Rules prohibit health plans from requesting, requiring or purchasing genetic information prior to or in connection with enrollment, or at any time for underwriting purposes, and state that “underwriting purposes” includes any incentive or disincentive (such as decreasing or increasing premiums) for completing an HRA. “Genetic information” is defined broadly to include information about an individual’s family medical history. The agencies have not finalized the regulations to date. However, in September 2010, the Department of Labor provided additional guidance in the form of frequently asked questions stating that, while a plan may not require an individual to complete a health risk assessment that requests family medical history in order to receive a wellness program reward, it may use genetic information to make a determination regarding payment, or regarding the medical appropriateness of a treatment or service.

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

In December 2010, the FTC issued a preliminary staff report with a proposed framework for businesses and policymakers for online consumer privacy issues. The preliminary staff report contains three core recommendations: (1) companies should promote consumer privacy throughout their organizations and at every stage of the development of their products and services, which includes incorporating substantive privacy protections (such as data security and retention practices) into business processes; (2) companies should simplify consumer choice, not just through notice about privacy practices prior to the use of a product or service in a lengthy privacy policy, but by offering choice at a time and in a context in which the consumer is making a decision about his or her data (such as when the consumer is presented with a targeted online behavioral advertisement); and (3) companies should increase the transparency of their data practices, such as by clarifying, shortening, and standardizing privacy notices; providing reasonable access to the consumer data they maintain; providing prominent disclosures and obtaining affirmative express consent before using consumer data in a materially different manner than claimed when the data was collected; and working to educate consumers about commercial data privacy practices. The preliminary staff report also included a specific proposal for a browser-based “Do Not Track” mechanism that the FTC contemplates could be advanced either by legislation or enforceable industry self-regulation. The FTC sought comment on numerous issues and plans to issue a final report during 2012.

In December 2010, the U.S. Department of Commerce’s Internet Policy Task Force issued a draft privacy green paper. The green paper says there is a “compelling need to provide additional guidance to businesses, to establish a baseline privacy framework to afford protection for consumers, and to clarify the U.S. approach to privacy to our trading partners — all without compromising the current framework’s ability to accommodate new technologies.” The green paper addresses similar issues as the FTC’s preliminary staff report, but more forcefully raises the prospect of baseline privacy legislation, and it also directly raises the question of whether the FTC should be given rulemaking authority to implement privacy principles (which it now lacks under Section 5 of the FTC Act). The green paper also suggests a safe harbor provision in any legislation, for companies that adhere to “voluntary, enforceable codes of conduct.” Like the FTC, the Department of Commerce sought comment on numerous issues and plans to issue a final report during 2012.

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

CAN-SPAM Act.    On January 1, 2004, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, became effective. The CAN-SPAM Act regulates commercial emails, provides a right on the part of the recipient to request the sender to stop sending messages, and establishes penalties for the sending of email messages that are intended to deceive the recipient as to source or content. Under the CAN-SPAM Act, senders of commercial emails (and other persons who initiate those emails) are required to make sure that those emails do not contain false or misleading transmission information. Commercial emails are required to include a valid return email address and other subject heading information so that the sender and the Internet location from which the message has been sent are accurately identified. Recipients must be furnished with an electronic method of informing the sender of the recipient’s decision to not receive further commercial emails. In addition, the email must include a postal address of the sender and notice that the email is an advertisement. We are following the CAN-SPAM requirements in the e-newsletters that WebMD’s public portals distribute to members and some of our other email communications, and believe that our email practices comply with the requirements of the CAN-SPAM Act, even though we believe that FTC regulations issued in May 2008 confirmed our existing understanding that these email newsletter communications are not generally commercial emails. Many states have also enacted anti-spam laws. The CAN-SPAM Act preempts many of these statutes. To the extent that these laws are not preempted, we believe that our email practices are designed to comply with these laws.

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

COPPA.    The Children’s Online Privacy Protection Act, or COPPA, applies to operators of commercial Websites and online services directed to U.S. children under the age of 13 that collect personal information from children, and to operators of general audience sites with actual knowledge that they are collecting information from U.S. children under the age of 13. Except for our fit.WebMD.com site, our sites are not directed at children and our general audience site, WebMD Health, states that no one under the applicable age is entitled to use the site. In addition, WebMD Health employs a kick-out procedure whereby users identifying themselves as being under the age of 13 during the registration process are not allowed to register for the site’s member only services, such as message boards and live chat events. Our fit.WebMD.com site is designed to comply with the provisions of COPPA. The FTC is, however, engaged in a rulemaking process to amend its COPPA rule. The FTC is expected to issue a revised COPPA rule in 2012, which could impact our operations and some of our Websites.

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

We provide certain services related to wellness programs in connection with our private portals. See “Private Portals” above. We believe that we are in compliance with the laws and regulations applicable to these services, to the extent they apply to us.

International Regulation

We are pursuing opportunities to expand the reach of our brands outside the United States. In certain markets outside the United States, we expect that we would accomplish this through partnerships or joint ventures with other companies having expertise in the specific country or region. For example, in October 2009, we launched our first major consumer portal outside the United States in partnership with Boots, the United Kingdom’s leading pharmacy-led health and beauty retailer. In addition, in certain markets outside of the United States, we expect to provide some of our online services directly to healthcare professionals and, to a lesser extent, consumers. We intend to structure our participation in markets outside the United States in compliance with the laws and regulations that apply to such participation. However, as in the United States, the healthcare industry is highly regulated in many other jurisdictions and we may not be able to accurately anticipate the applicability of healthcare laws and regulations to our participation in such markets.

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

Many of the provisions of the Reform Legislation that expand insurance coverage will not become effective until 2014, and many provisions require regulations and interpretive guidance to be issued before they will be fully implemented. Some provisions do not apply to health plans that were in place when the Reform Legislation was enacted and have not been substantially changed since. In addition, it is difficult to foresee how individuals and businesses will respond to the choices available to them under the Reform Legislation. Furthermore, the Reform Legislation will result in future state legislative and regulatory changes, which we are unable to predict at this time, in order for states to comply with certain provisions of the Reform Legislation and to participate in grants and other incentive opportunities. In addition, a number of parties have filed lawsuits challenging the constitutionality of certain provisions of the Reform Legislation. The Supreme Court is considering the constitutionality of the individual mandate aspect of the Reform Legislation and certain other matters regarding the Reform Legislation and is expected to render its decision by June 2012.

While we do not currently anticipate any significant adverse effects on WebMD as a direct result of application of the Reform Legislation to our business or on our company in its capacity as an employer, we are unable to predict what the indirect impacts of the Reform Legislation will be on WebMD’s business through its effects on other healthcare industry participants, including pharmaceutical and medical device companies that are advertisers and sponsors of our public portals and employers and health plans that are clients of our private portals. Healthcare industry participants may respond to the Reform Legislation or to uncertainties created by the Reform Legislation by reducing their expenditures or postponing expenditure decisions, including expenditures for our services, which could have a material adverse effect on our business. However, we believe that certain aspects of the Reform Legislation and future implementing regulations that seek to reduce healthcare costs may create opportunities for WebMD, including with respect to our personal health record applications and health and benefits decision-support tools and, more generally, with respect to our capabilities in providing health and wellness information and education. For example, the Reform Legislation encourages use of wellness programs through grants to small employers to establish such programs, permission for employers to offer rewards, in the form of waivers of cost-sharing, premium discounts, or additional benefits, to employees for participating in these programs and meeting certain standards, and the inclusion of wellness services and chronic disease management among the essential health benefits that certain plans are required to provide. However, we cannot yet determine the scope of any such opportunities or what competition we may face in our efforts to pursue such opportunities.

OTHER INFORMATION

Employees

As of December 31, 2011, we had approximately 1,700 employees.

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

We rely upon a combination of patent, trade secret, copyright and trademark laws, license agreements, confidentiality procedures, employee and client nondisclosure agreements and technical measures to protect intellectual property used in our business. We also rely on a variety of intellectual property rights licensed from third parties, including Internet server software and healthcare content used on our Websites. These third-party licenses may not continue to be available to us on commercially reasonable terms. Our loss of or inability to maintain or obtain upgrades to any of these licenses could significantly harm us. In addition, because we license content from third parties, we may be exposed to copyright infringement actions if those parties are subject to claims regarding the origin and ownership of that content.

Seasonality

For a discussion of seasonality affecting our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction — Seasonality” in Item 7 below.

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

A significant portion of the traffic to The WebMD Health Network is directed to us through the algorithmic search results on Internet search engines such as Google. Accordingly, in addition to providing quality health content and tools, we seek to design our Websites to deliver that content and tools in ways that will cause them to rank well in algorithmic search engine results, which makes it more likely that search engine users will visit our Websites. This is commonly referred to as search engine optimization, or SEO. However, there can be no assurance that our SEO efforts will succeed in improving the ranking of our content or, even if they do result in such improvement, that the improved ranking will result in increased numbers of users and page views for our Websites. In addition, search engines frequently change the criteria that determine site rankings in their search results and our SEO efforts will not be successful if we do not respond to those changes appropriately and on a timely basis. Search engine providers may also prioritize search results generated by certain types of queries, including health related queries, based on criteria they select or may otherwise intermediate in the search results generated, which could, in some circumstances, reduce the ranking that would otherwise be provided to our Websites and increase the ranking of other sites. The failure to successfully manage SEO across The WebMD Health Network could result in a substantial decrease in traffic to The WebMD Health Network.

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

•

Our public portals and mobile applications face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. We compete for users with online services and Websites that provide health-related information, including both commercial sites and not-for-profit sites. We compete for advertisers and sponsors with: health-related Websites; general purpose consumer Websites that offer specialized health sub-channels or functions; other high-traffic Websites that include both healthcare-related and non-healthcare-related content and services, including social media Websites; search engines that provide specialized health search; and advertising networks that aggregate traffic from multiple sites. Our public portals also face competition from offline publications and information services.

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

We have a limited operating history

We have a limited operating history and participate in relatively new markets. These markets, and our business, have undergone significant changes during their short history and can be expected to continue to change. Many companies with business plans based on providing healthcare information and related services through the Internet have failed to be profitable and some have filed for bankruptcy or ceased operations. Even if demand from users exists, we cannot assure you that our business will continue to be profitable.

Recent and pending management changes may disrupt our operations and our ability to recruit and retain other personnel

The Chief Executive Officer of our company left in January 2012. Our Chief Financial Officer is currently also serving as Interim Chief Executive Officer, while our Board conducts a search for a new Chief Executive Officer. Changes in senior management and uncertainty regarding pending changes may disrupt our operations and may impair our ability to recruit and retain other needed personnel. Any such disruption or impairment may have an adverse effect on our business.

Our failure to attract and retain qualified executives and employees may have a material adverse effect on our business

Our business depends largely on the skills, experience and performance of key members of our management team and other key employees. We also depend, in part, on our ability to attract and retain qualified writers and editors, software developers and other technical personnel and sales and marketing personnel. Competition for qualified personnel in the healthcare information services and Internet industries is intense. We cannot assure you that we will be able to hire or retain a sufficient number of qualified personnel to meet our requirements, or that we will be able to do so at costs that are acceptable to us. Failure to do so may have an adverse effect on our business.

Our advertising and sponsorship revenue may vary significantly from quarter to quarter and its amount and timing may be subject to factors beyond our control, including regulatory changes affecting advertising and promotion of drugs and medical devices, FDA approvals of specific products, and general economic conditions

Our advertising and sponsorship revenue may vary significantly from quarter to quarter due to a number of factors, many of which are not within our control, and some of which may be difficult to forecast accurately, including potential effects on demand for our services as a result of regulatory changes affecting advertising and promotion of drugs and medical devices and general economic conditions. The majority of our advertising and sponsorship programs are for terms of approximately four to twelve months. We have relatively few longer term advertising and sponsorship programs. We cannot assure you that our current advertisers and sponsors will continue to use our services beyond the terms of their existing contracts or that they will enter into any additional contracts.

The time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program, as well as the additional time period before our services are delivered, may be longer than expected, especially for larger contracts, and may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals, including internal approvals relating to compliance with the laws and regulations applicable to the marketing of healthcare products. In the past year, we experienced a lengthening of this internal review process by pharmaceutical companies, which has resulted in delays in contracting as well as delays in recognizing expected revenue under executed contracts and which may continue to cause such delays. Other factors that could affect the timing of contracting for specific programs with advertisers and sponsors, or receipt of revenue under such contracts, include:

•	the timing of FDA approval for new products or for new approved uses for existing products;

•	the timing of FDA approval of generic products that compete with existing brand name products and any increase in the number or significance of such approvals;

•	the timing of withdrawals of products from the market;

•	the timing of rollouts of new or enhanced services on our public portals;

•	seasonal factors relating to the prevalence of specific health conditions and other seasonal factors that may affect the timing of promotional campaigns for specific products; and

•	the scheduling of conferences for physicians and other healthcare professionals.

We may be unsuccessful in our efforts to increase advertising and sponsorship revenue from consumer products companies

Much of our advertising and sponsorship revenue has, in the past, come from pharmaceutical, biotechnology and medical device companies. We have been focusing on increasing sponsorship revenue from consumer products companies that are interested in communicating health-related or safety-related information about their products to our audience. However, while many consumer products companies are increasing the portion of their promotional spending used on the Internet, we cannot assure you that these advertisers and sponsors will find our consumer Websites to be as effective as other Websites or traditional media for promoting their products and services. In addition, revenues from consumer products companies are more likely to reflect general economic conditions, and to be reduced to a greater extent during economic downturns or recessions, than revenues from pharmaceutical, biotechnology and medical device companies. Accordingly, revenues from this portion of our business may be subject to significant quarter-to-quarter variations and we may be unsuccessful in our efforts to develop this portion of our business.

Increasingly, individuals are using mobile devices to access the Internet and, if we fail to capture a significant share of this portion of the market for online health information services or fail to generate revenue from it, our business could be adversely affected

The number of people who access the Internet through mobile devices has increased dramatically in the past few years, including the number of physicians and other healthcare professionals who do so. New devices and new platforms continue to be developed and released. It is difficult to predict the problems we may encounter in developing and maintaining versions of our services for use on these devices and we may need to devote significant resources to their creation, maintenance and support. If we fail to capture a significant share of this increasingly important portion of the market for online health information services (including the market for information services for physicians and other healthcare professionals), it could adversely affect our business.

We do not currently generate meaningful revenue from our mobile health information services, and our ability to do so successfully is unproven. Even if demand for our mobile applications exists and we achieve a significant share of the market for mobile health information services, we cannot assure you that we will be able to achieve significant revenue or profits from these services. Although we believe that the substantial majority of our mobile users also access and engage with The WebMD Health Network on personal computers where we generate advertising and sponsorship revenue, our users could increasingly access our services through mobile devices. If users access our services through mobile devices as a substitute for access through personal computers, and if we are unable to successfully implement monetization strategies for our mobile services, our revenue and financial results may be negatively affected.

Lengthy sales and implementation cycles for our private online portals make it difficult to forecast our revenues from these applications and may have an adverse impact on our business

The period from our initial contact with a potential client for a private online portal and the first purchase of our solution by the client is difficult to predict. In the past, this period has generally ranged from six to twelve months, but in some cases has been longer. Potential sales may be subject to delays or cancellations due to a client’s internal procedures for approving large expenditures and other factors beyond our control, including the effect of general economic conditions on the willingness of potential clients to commit to licensing our private portals. The time it takes to implement a private online portal is also difficult to predict and has lasted as long as six months from contract execution to the commencement of live operation. Implementation may be subject to delays based on the availability of the internal resources of the client that are needed and other factors outside of our control. As a result, we have limited ability to forecast the timing of revenue from new clients. This, in turn, makes it more difficult to forecast our financial performance for future periods. In addition, some of our client contracts may permit termination, by the client, prior to the end of the stated contract term, which can also make it more difficult to forecast our future financial performance.

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

Our ability to renew existing agreements with employers and health plans will depend, in part, on our ability to continue to increase usage of our private portal services by their employees and plan members

In a healthcare market where a greater share of the responsibility for healthcare costs and decision-making has been shifting to consumers, use of information technology (including personal health records) to assist consumers in making informed decisions about healthcare has also increased. We believe that through our WebMD Behavior Change Platform, including our personal health record application, we are well positioned to play a role in this environment. However, our strategy depends, in part, on increasing usage of our private portal services by our employer and health plan clients’ employees and members and being able to demonstrate a sufficient return on investment and other benefits for our private portals clients from those services. Increasing usage of our private portal services requires us to continue to develop new and updated applications, features and services. In addition, we face competition in the area of healthcare decision-support tools and online health management applications and health information services. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do, and may be better known than we are. We cannot provide assurance that we will be able to meet our development and implementation goals or that we will be able to compete successfully against other vendors offering competitive services and, if we are unable to do so, we may experience static or diminished usage for our private portal services and possible non-renewals of our customer agreements.

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

Expansion to markets outside the United States will subject us to additional risks

One element of our growth strategy is to seek to expand our online services to markets outside the United States. In certain markets outside the United States, we expect that we would accomplish this through partnerships or joint ventures with other companies having expertise in the specific country or region. In addition, in certain markets outside of the United States, we expect to provide some of our online services directly to healthcare professionals and, to a lesser extent, consumers. Our participation in international markets will still be subject to certain risks beyond those applicable to our operations in the United States, such as:

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

Many of the provisions of the Reform Legislation that expand insurance coverage will not become effective until 2014, and many provisions require regulations and interpretive guidance to be issued before they will be fully implemented. Some provisions do not apply to health plans that were in place when the Reform Legislation was enacted and have not been substantially changed since. In addition, it is difficult to foresee how individuals and businesses will respond to the choices available to them under the Reform Legislation. Furthermore, the Reform Legislation will result in future state legislative and regulatory changes, which we are unable to predict at this time, in order for states to comply with certain provisions of the Reform Legislation and to participate in grants and other incentive opportunities. In addition, a number of parties have filed lawsuits challenging the constitutionality of certain provisions of the Reform Legislation. The Supreme Court is considering the constitutionality of the individual mandate aspect of the Reform Legislation and certain other matters regarding the Reform Legislation and is expected to render its decision by June 2012. Accordingly, while we do not currently anticipate any significant adverse effects on WebMD as a direct result of application of the Reform Legislation to our business or on our company in its capacity as an employer, we are unable to predict what the indirect impacts of the Reform Legislation will be on WebMD’s business through its effects on other healthcare industry participants, including pharmaceutical and medical device companies that are advertisers and sponsors of our public portals and employers and health plans that are clients of our private portals. Healthcare industry participants may respond to the Reform Legislation or to uncertainties created by the Reform Legislation by reducing their expenditures or postponing expenditure decisions, including expenditures for our services, which could have a material adverse effect on our business.

Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies

The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Existing and new laws and regulations affecting the healthcare industry could create unexpected liabilities for us, could cause us to incur additional costs and could restrict our operations. Many healthcare laws are complex, and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services that we provide. However, these laws and regulations may nonetheless be applied to our products and services. Our failure to accurately anticipate the application of these laws and regulations, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our business. Even in areas where we are not subject to healthcare regulation directly, we may become involved in governmental actions or investigations through our relationships with customers that are regulated, and participation in such actions or investigations, even if we are not a party and not the subject of an investigation, may cause us to incur significant expenses. Some of the risks we face from healthcare regulation are as follows:

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

•

GINA. The Genetic Information Nondiscrimination Act (GINA) prohibits discrimination based on genetic information in employment and in health insurance coverage. The law applies to our private portal customers, including both employers and group health plans. WebMD’s Health Risk Assessment (or HRA), HealthQuotient, is typically offered to employees as a voluntary component of their employer-sponsored wellness program. Title I of GINA can have significant implications for wellness programs offered by group health plans in that it prohibits the collection of genetic information, which includes an individual’s family medical history, prior to or in connection with enrollment or for underwriting purposes. Underwriting purposes include providing incentives or rewards for completion of an HRA that requests genetic information. Title II of GINA prohibits employment discrimination based on genetic information as well as the request or purchase of genetic information of employees or their family members with limited exceptions, including a limited exception for voluntary wellness programs. WebMD may face challenges as a result of varying interpretations of the law by our customers and by the multiple enforcing agencies including the U.S. Departments of Health and Human Services (HHS), Labor and Treasury and the Equal Employment Opportunity Commission. Interpretations of the law have required us to modify the HealthQuotient product and we could experience increases in operational costs or decreases in demand for our products. State legislation, such as recent legislation in California prohibiting any form of discrimination by businesses based on genetic information, including in housing, public accommodation, and the provision of emergency services, could have additional implications for service we provide in those states.

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

Internet user privacy, personal data security and the use of consumer information to track online activities are major issues both in the United States and abroad. For example, in February 2009, the FTC published Self-Regulatory Principles to govern the tracking of consumers’ activities online in order to deliver advertising targeted to the interests of individual consumers (sometimes referred to as behavioral advertising). These principles serve as guidelines to the industry. In December 2010, following a series of workshops, the FTC issued a preliminary staff report containing a proposed framework for businesses and policymakers for online consumer privacy issues. The U.S. Department of Commerce issued a similar draft green paper on privacy issues. Both agencies expressed a willingness to support legislation and the FTC favors legislative solutions if it determines that self-regulatory approaches are not adequately protecting consumers. The FTC has otherwise been active in investigating and entering into consent decrees under its current unfair or deceptive trade practices authority with companies because of their online privacy and data security practices. There is a possibility of legislation, regulation and increased enforcement activities relating to privacy and behavioral advertising. Some bills have been introduced in Congress, and more are expected, that, if passed, could impose substantial new regulations on online behavioral advertising activities. We have privacy policies posted on our Websites that we believe comply with existing applicable laws requiring notice to users about our information collection, use and disclosure practices. We also notify users about our information collection, use and disclosure practices relating to data we receive through offline means such as paper health risk assessments. Moreover, we take steps to reasonably protect certain sensitive personal information we hold. We cannot assure you that the privacy policies and other statements we provide to users of our products and services, or our practices will be found sufficient to protect us from liability or adverse publicity in this area. A determination by a state or federal agency or court that any of our practices do not meet applicable standards, or the implementation of new standards or requirements, could adversely affect our business.

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

Medscape, LLC’s current ACCME accreditation expires in 2016. In order for Medscape, LLC to renew its accreditation, it will be required to demonstrate to the ACCME that it continues to meet ACCME requirements. If Medscape, LLC fails to maintain its status as an accredited ACCME provider (whether at the time of such renewal or at an earlier time as a result of a failure to comply with existing or additional ACCME standards), it will not be permitted to accredit CME activities for physicians and other healthcare professionals. Instead, Medscape, LLC would be required to use third parties to provide such CME-related services. That, in turn, could discourage potential supporters from engaging Medscape, LLC to develop CME or education-related activities, which could have a material adverse effect on our business.

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

Other Risks Applicable to Our Company and to Ownership of Our Securities

Our Stockholder Rights Plan and provisions in our organizational documents and Delaware law may inhibit a takeover, which could adversely affect the value of our Common Stock

Our Board of Directors has adopted a Stockholder Rights Plan, which could prevent or delay a takeover of WebMD by causing substantial dilution to a potential acquirer that attempts to acquire beneficial ownership of more than12% of the outstanding shares of WebMD Common Stock on terms not approved by our Board of Directors. In addition, our Restated Certificate of Incorporation and Bylaws, as well as Delaware corporate law, contain provisions that could delay or prevent a change of control or changes in our management and board of directors that holders of our Common Stock might consider favorable and may prevent them from receiving a takeover premium for their shares. These provisions include, for example, our classified board structure and the authorization of our board of directors to issue up to 50 million shares of preferred stock without a stockholder vote. In addition, our Restated Certificate of Incorporation provides that stockholders may not act by written consent and may not call special meetings. These provisions apply even if an offer to purchase our company may be considered beneficial by some of our stockholders. If a change of control or change in management is delayed or prevented, the market price of our Common Stock could decline.

If certain transactions occur with respect to our capital stock, limitations may be imposed on our ability to utilize net operating loss carryforwards and tax credits to reduce our income taxes

WebMD has substantial accumulated net operating loss (NOL) carryforwards and tax credits available to offset taxable income in future tax periods. If certain transactions occur with respect to WebMD’s capital stock (including issuances, redemptions, recapitalizations, exercises of options, conversions of convertible debt, purchases or sales by 5%-or-greater shareholders and similar transactions) that result in a cumulative change of more than 50% of the ownership of capital stock over a three-year period (as determined under rules prescribed by Section 382 of the U.S. Internal Revenue Code and applicable Treasury regulations), an annual limitation would be imposed with respect to the ability to utilize WebMD’s NOL carryforwards and federal tax credits that existed at the time of the ownership change.

In November 2008, HLTH repurchased shares of its Common Stock in a tender offer. The tender offer resulted in a cumulative change of more than 50% of the ownership of HLTH’s capital, as determined under rules prescribed by Section 382 of the Code and applicable Treasury regulations. As a result of this ownership change, there is an annual limitation imposed on the amount of the NOL carryforwards and federal tax credits existing at the time of the ownership change that we may use to offset income in each tax year following the ownership change.

On February 23, 2012, WebMD announced its intention to commence a modified “Dutch Auction” tender offer to purchase up to $150 million of its common stock at a price within the range of $24.50 to $26.00 per share (the “Dutch Auction Tender Offer”). Completion of the Dutch Auction Tender Offer may increase the possibility of another ownership change and corresponding annual limitation, which could decrease the existing annual limitation and would apply to all NOL carryforwards and tax credits generated prior to this potential new ownership change.

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

We lease approximately 100,000 square feet of office space in New York City for our corporate headquarters and certain of our operations under a lease for which the original term expires in December 2015 and, at our option, can be extended to December 2020. We also lease additional office space in New York City and lease office space and operational facilities in: Elmwood Park, New Jersey; Atlanta, Georgia; Montreal, Canada; Chicago, Illinois; Ashburn, Virginia; Indianapolis, Indiana; Portland, Oregon; and San Clemente, California.

Item 3. Legal	Proceedings

The information relating to legal proceedings contained in Note 7 to the Consolidated Financial Statements included in this Annual Report is incorporated herein by this reference.

Item 4. Mine	Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	High	Low
2010
First quarter	$46.58	$37.64
Second quarter	51.19	42.70
Third quarter	52.81	45.37
Fourth quarter	52.65	48.58
2011
First quarter	58.53	50.97
Second quarter	58.55	42.62
Third quarter	49.24	29.22
Fourth quarter	38.51	25.56

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

Holders

On February 24, 2012, there were approximately 1,660 holders of record of our Common Stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to determine the total number of stockholders represented by these record holders, but we believe there are more than 35,000 holders of our Common Stock.

Dividends

We have never declared or paid any cash dividends on our Common Stock, and we do not anticipate paying cash dividends in the foreseeable future.

Repurchases of Equity Securities During the Fourth Quarter of 2011

The following table provides information about purchases by WebMD during the three months ended December 31, 2011 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
10/01/11 – 10/31/11	776,579	$28.99	775,464	$90,431,364
11/01/11 – 11/30/11	82,272	$31.28	43,550	$89,072,783
12/01/11 – 12/31/11	33,646	$35.39	—	$89,072,783

Total	892,497	$29.44	819,014

(1)	Includes the following number of shares withheld from WebMD Restricted Common Stock that vested during the respective periods in order to satisfy withholding tax requirements related to the vesting of the awards: 1,115 in October; 38,722 in November; and 33,646 in December. The value of these shares was determined based on the closing price of WebMD Common Stock on the date of vesting.

(2)	In August 2011, a stock repurchase program (the “Program”) was established through which WebMD was authorized to use up to $75,000,000 to purchase shares of its common stock. During October 2011, WebMD’s Board of Directors authorized a $75,000,000 increase to the Program. For additional information, see Note 10 to the Consolidated Financial Statements included in this Annual Report.

Performance Graph

The following graph compares the cumulative total stockholder return on WebMD Common Stock with the comparable cumulative return of the NASDAQ Composite Index and the Research Data Group (RDG) Internet Composite Index over the period of time covered in the graph. The graph assumes that $100 was invested in WebMD Common Stock and in each index on December 31, 2006. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Item 6. Selected	Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements and notes thereto, which are included elsewhere in this Annual Report.

	Years Ended December 31,(1)(2)
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$558,775	$534,519	$438,536	$373,462	$319,232
Cost of operations	201,677	187,831	165,753	135,138	114,000
Sales and marketing	124,326	120,874	112,101	106,080	91,035
General and administrative	91,271	85,496	89,620	88,053	102,661
Depreciation and amortization	26,801	27,578	28,185	28,410	27,808
Interest income	112	3,949	9,149	35,300	42,035
Interest expense	20,645	11,453	23,515	26,428	25,887
Loss (gain) on convertible notes	—	23,332	(10,120)	—	—
Gain (loss) on investments	18,516	(9,517)	—	(60,108)	—
Gain on sale of EBS Master LLC	—	—	—	538,024	—
Restructuring	—	—	—	7,416	—
Gain on 2006 EBS Sale	—	—	—	—	399
Transaction, severance and other expense (income)	2,328	72	12,435	5,949	(3,406)

Income from continuing operations before income tax provision (benefit)	110,355	72,315	26,196	489,204	3,681
Income tax provision (benefit)	46,167	20,043	(45,491)	26,638	(9,053)
Equity in earnings of EBS Master LLC	—	—	—	4,007	28,566

Consolidated income from continuing operations	64,188	52,272	71,687	466,573	41,300
Consolidated income (loss) from discontinued operations, net of tax	10,388	1,800	49,354	94,682	(18,048)

Consolidated net income inclusive of noncontrolling interest	74,576	54,072	121,041	561,255	23,252
Income attributable to noncontrolling interest	—	—	(3,705)	(1,032)	(10,667)

Net income attributable to Company stockholders	$74,576	$54,072	$117,336	$560,223	$12,585

Amounts attributable to Company stockholders:
Income from continuing operations	$64,188	$52,272	$67,018	$465,725	$31,845
Income (loss) from discontinued operations	10,388	1,800	50,318	94,498	(19,260)

Net income attributable to Company stockholders	$74,576	$54,072	$117,336	$560,223	$12,585

Basic income per common share:
Income from continuing operations	$1.11	$0.93	$1.40	$5.99	$0.40
Income (loss) from discontinued operations	0.18	0.04	1.05	1.22	(0.24)

Net income attributable to Company stockholders	$1.29	$0.97	$2.45	$7.21	$0.16

Diluted income per common share:
Income from continuing operations	$1.08	$0.85	$1.21	$4.92	$0.36
Income (loss) from discontinued operations	0.17	0.03	0.86	0.96	(0.23)

Net income attributable to Company stockholders	$1.25	$0.88	$2.07	$5.88	$0.13

Weighted-average shares outstanding used in computing per share amounts:
Basic	57,356	55,328	47,400	77,738	79,694

Diluted	59,124	62,228	57,740	97,824	83,886

	As of December 31,(1)(2)
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and investments	$1,121,217	$400,501	$808,144	$917,897	$830,120
Working capital (excluding assets and liabilities of discontinued operations)	1,132,431	420,353	159,539	633,462	860,181
Total assets	1,641,025	942,202	1,288,548	1,501,734	1,651,481
Convertible notes, net of discount	800,000	—	227,659	614,018	605,776
Noncontrolling interest	—	—	—	134,223	131,353
Stockholders’ equity	674,436	752,895	564,768	496,698	642,809

(1)	On October 23, 2009, WebMD Health Corp. completed a merger with HLTH Corporation (the “Merger”), with WebMD Health Corp. continuing as the surviving company. The accounting treatment for the Merger results in HLTH Corporation being treated as the acquiring entity and the pre-acquisition consolidated financial statements of HLTH Corporation being treated as the historical financial statements of WebMD Health Corp. for all historical periods presented. See “Introduction — Basis of Presentation; Accounting Treatment of the Merger” within Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in Item 7 of this Annual Report.

(2)	On July 22, 2008, we completed the sale of our ViPS business; on September 30, 2009, we completed the sale of our Little Blue Book print directory business; and on October 19, 2009, we completed the sale of our Porex business. Accordingly, the selected consolidated financial data has been reclassified to reflect the historical results for these businesses as discontinued operations for all periods presented.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of December 31, 2011.

•

Recent Accounting Pronouncements.    This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

Introduction

Our Company.    WebMD Health Corp. is a Delaware corporation that was incorporated on May 3, 2005. We completed an initial public offering on September 28, 2005. Our Common Stock trades under the symbol “WBMD” on the Nasdaq Global Select Market. From the completion of our initial public offering through the completion of our merger (which we refer to as the Merger) with HLTH Corporation (which we refer to as HLTH) on October 23, 2009, we were more than 80% owned by HLTH. On October 23, 2009, stockholders of HLTH and WebMD approved the Merger and the transaction was completed later that day, with HLTH merging into WebMD and WebMD continuing as the surviving corporation. WebMD automatically succeeded to all of HLTH’s assets, liabilities and commitments upon completion of the Merger (other than the shares of WebMD Class B Common Stock owned by HLTH which were cancelled in the Merger). In the Merger, each share of HLTH Common Stock was converted into 0.4444 shares of WebMD Common Stock. The shares of WebMD’s Class A Common Stock were unchanged in the Merger and continue to trade on the NASDAQ Global Select Market under the symbol “WBMD”; however, they are no longer referred to as “Class A” because the Merger eliminated both WebMD’s Class B Common Stock and the dual-class stock structure that had existed at WebMD. The key reasons for the Merger included allowing HLTH’s stockholders to participate directly in the ownership of WebMD, while eliminating HLTH’s controlling interest in WebMD and the inefficiencies associated with having two separate public companies, increasing the ability of WebMD to raise capital and to obtain financing, and improving the liquidity of WebMD Common Stock by significantly increasing the number of shares held by public stockholders.

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

For all periods prior to the year ended December 31, 2009 in the selected financial data included in Item 6 of this Annual Report: (a) the weighted-average shares outstanding used in computing income per common share have been adjusted by multiplying the historical weighted-average shares outstanding for HLTH by the Exchange Ratio; and (b) basic and diluted income per common share have been recalculated to reflect the adjusted weighted-average shares outstanding for the periods presented. For the year ended December 31, 2009, these adjustments only apply to the portion of that year prior to the completion of the Merger on October 23, 2009. The consolidated accounts of HLTH included, until the completion of the Merger, 100% of the assets and liabilities of WebMD, which was more than 80% owned by HLTH until the Merger. In the Consolidated Statements of Operations included in this Annual Report (including those in Item 6), “Net income attributable to Company stockholders” reflects an adjustment for the noncontrolling stockholders’ share of the net income of WebMD until completion of the Merger.

Our Business.    We are a leading provider of health information services to consumers, physicians and other healthcare professionals, employers and health plans through our public and private online portals, mobile platforms and health-focused publications.

Our public portals for consumers enable them to obtain health and wellness information (including information on specific diseases or conditions), check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest and participate in online communities with peers and experts. Our public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (which we refer to as CME) credit and communicate with peers. We also provide mobile health information applications for use by consumers and physicians. We generate revenue from our public portals primarily through the sale of advertising and sponsorship products, as well as CME services. Our public portals’ sponsors and advertisers include pharmaceutical, biotechnology and medical device companies, healthcare services companies, and consumer products companies whose products relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention. We also generate revenue from advertising sold in WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms. In addition, we generate revenue from the sale of certain information products.

Our private portals enable employers and health plans to provide their employees and members with access to personalized health and benefit information and decision-support tools that help them to make more informed benefit, treatment and provider decisions and motivate them to make healthier lifestyle choices. We also provide health and condition management programs for use by our private portals clients’ employees and members to help them become and stay well. In addition, we offer clients telephonic, online, and onsite health coaching services for their employees and members. We generate revenue from our private portals through the licensing of our technology and content to employers and health plans, either directly or through our distributors. We offer our health coaching services on a per participant basis across an employee or plan population.

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

—

The time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program, as well as the additional time period before our services are delivered, may be longer than expected, especially for larger contracts, and may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals, including internal approvals relating to compliance with the laws and regulations applicable to the marketing of healthcare products. During 2011, we experienced a lengthening of this internal review process by pharmaceutical companies, which resulted in delays in contracting as well as delays in recognizing expected revenue under executed contracts and which may continue to cause such delays.

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

•

Reaching Health-Conscious Consumers.    More than half of the traffic to our consumer portals is in areas of health and wellness that are not related solely to diseases and conditions. We expect that the demand for reaching health-conscious consumers will continue to grow. In addition to pharmaceutical, biotechnology and medical device companies, our public portals advertisers and sponsors include consumer products companies whose products relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention. We plan to continue to focus on increasing sponsorship revenues from consumer products companies, retailers and other companies that are interested in communicating health-related or safety-related information about their products or services to our audience. However, our services for these clients are subject to competition from traditional media, Internet search engines, social media Internet sites, general purpose consumer sites, and numerous other alternatives. In addition, revenues from consumer products companies are more likely to reflect general economic conditions, and to be reduced to a greater extent during economic downturns or recessions, than revenues from pharmaceutical, biotechnology and medical device companies. Accordingly, revenues from this portion of our business may fail to increase or may increase more slowly than we expect and may be subject to significant quarter-to-quarter variations.

•

Recent Developments in the Business Outlook for Our Public Portals.    Notwithstanding our general expectation for increased future demand for our public portal services, we experienced reduced revenue in our public portal advertising and sponsorship revenue in the fourth quarter of 2011, compared to the prior year period, as a result of what we believe was a more cautious business outlook by many of our larger customers. Certain of our pharmaceutical company customers experienced patent expirations for highly profitable drugs in 2011 and others expect to do so in 2012 and 2013. Such patent expirations allow for competition from lower priced generic versions of these drugs and generally result in the termination of marketing efforts for the drug. Additionally, we believe that these patent expirations have also led to, and may continue to lead to, significant overall reductions in marketing expenditures by some of these pharmaceutical companies across their entire product portfolios, as well as delays in their budgeting and purchase decisions. As a result, we experienced reduced revenues in late 2011, and expect to continue to experience such reductions for much of 2012, particularly in the area of direct-to-consumer pharmaceutical marketing and advertising. While we expect to see an increase in the number of new, pharmaceutical products coming to market in 2012, marketing for these products is not anticipated to begin until the second half of 2012 and, as a result, sales of advertising and sponsorship services that we may make relating to these new products, if any, are not likely to contribute significantly to revenue until 2013.

•

Use of Health Management Applications.    In a healthcare market where a greater share of the responsibility for healthcare costs and decision-making has been shifting to consumers, use of information technology to assist consumers in making informed decisions about healthcare has also increased. We believe that, through our private portals, we are well positioned to play a role in this environment. However, our strategy depends, in part, on increasing usage of our private portal services by our employer and health plan clients’ employees and members and being able to demonstrate a sufficient return on investment and other benefits for our private portals clients from those services. Increasing usage of our private portal services requires us to continue to develop new and updated applications, features and services. In addition, we face competition in the area of healthcare decision-support tools and online health management applications and health information services. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do, and may be better known than we are. We also expect that, for clients and potential clients that have been adversely affected by general economic conditions or are seeking to reduce expenses for other reasons, we may continue to experience some reductions in initial contracts, contract expansions and contract renewals for our private portal services, as well as reductions in the size of existing contracts.

•

Initiatives to Improve and Expand Our Services.    In the past several years, video and multi-media applications have become an increasingly important part of what users expect from Internet sites. In addition, consumers are increasingly using the Internet to access social media as a means to communicate and exchange information, including regarding health and wellness. Similarly, physicians and other healthcare professionals are increasingly participating in condition or topic specific community groups and other interactive applications. Consumers and healthcare professionals are also increasingly using mobile devices to access the Internet, with physicians increasingly using mobile devices in diagnosis and treatment at the point of care. Mobile, while not yet a meaningful source of revenue for us, is expected to be an important area of growth for the future. We are focused on delivering a multi-screen platform that extends the user experience beyond the desktop portal onto the mobile device. We have invested and intend to continue to invest in software and systems that allow us to meet the demands of our users and sponsors, including customized content management and publishing technology to deliver interactive content, multimedia programming and personalized health applications that engage our users. The following are some initiatives we have pursued or plan to pursue to improve the user experience on our Websites, expand our services and increase our user base:

—

Physician Connect, our social networking platform for physicians, enables them to exchange information online on a range of topics, including patient care, drug information, healthcare-related legislation and practice management. Physicians can also create polls to assess the opinions of their colleagues on a range of topics. We also offer third parties the opportunity to sponsor Physician Connect discussions and polls so that they can gain insights into physicians’ perspectives and areas of interest. As of December 31, 2011, Physician Connect had attracted approximately 164,000 physician members. Medscape also offers a variety of sponsored and unsponsored blogs where healthcare professionals can share their thoughts and opinions with the Medscape community.

—

WebMD Community, our social networking initiative for consumers, gives them the ability to connect online with health experts and with other WebMD members to exchange information, experiences and support regarding specific health conditions or concerns and to participate in discussions on other health and wellness topics. Registered WebMD members can become members of the specific WebMD communities they select. WebMD Communities may include chat rooms, moderated message boards, expert blogs and other forums.

—

Medscape Mobile is a free medical application that includes Medscape’s specialty-specific news, comprehensive drug information and clinical reference tools. Medscape Mobile also includes CME activities organized by specialty and designed for use on a mobile device. Medscape Mobile was launched for iPhone® and iPod touch® users in 2009, for Blackberry® users in April 2010 and for iPadTM and AndroidTM users in January 2011. As of December 31, 2011, Medscape Mobile had attracted approximately 1.9 million registered users.

—

WebMD for iPhone and WebMD for iPad are free applications for consumers that provide mobile access to certain WebMD content and tools on an iPhone® or iPadTM, including Symptom Checker, First Aid, and Pill Identifier applications, as well as other health information. In May 2011, WebMD launched WebMD for Android, with similar content and tools. As of February 22, 2012, these mobile applications had been downloaded a total of approximately 10.4 million times. In addition, our Websites can be accessed through any mobile electronic device that includes an Internet browser.

—

WebMD Baby. In January 2012, we launched the WebMD Baby application for iPhone and iPod touch, a free mobile application for parents of infants and toddlers. WebMD Baby gives new parents access to pediatrician-approved baby health and wellness information. WebMD Baby content was created exclusively for the application and is personalized for a baby’s specific age. WebMD Baby helps keep parents informed with easily accessible baby health and wellness information that they can trust. A personal growth chart for baby/toddler is also integrated into the application, allowing information to be easily added right from the pediatrician’s office. During the first four weeks after its launch, WebMD Baby was downloaded more than 100,000 times.

—

International. We are pursuing opportunities to expand the reach of our brands outside the United States. In certain markets outside the United States, we expect that we would accomplish this through partnerships or joint ventures with other companies having expertise in the specific country or region. In October 2009, we launched our first major consumer portal outside the United States in partnership with Boots, the United Kingdom’s leading pharmacy-led health and beauty retailer. In addition, in certain markets outside of the United States, we expect to provide some of our online services directly to healthcare professionals and, to a lesser extent, consumers.

•

Healthcare Reform Legislation.    The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (which we refer to as the Reform Legislation), was signed into law in March 2010. The Reform Legislation makes extensive changes to the system of healthcare insurance and benefits in the United States. In general, the Reform Legislation seeks to reduce healthcare costs and decrease the number of uninsured legal United States residents by, among other things, requiring individuals to carry, and certain employers to offer, health insurance or be subject to penalties. The Reform Legislation also imposes new regulations on health insurers, including guaranteed coverage requirements, prohibitions on certain annual and all lifetime limits on amounts paid on behalf of or to plan members, increased restrictions on rescinding coverage, establishment of minimum medical loss ratio requirements, a requirement to cover certain preventive services on a first dollar basis, the establishment of state insurance exchanges and essential benefit packages, and greater limitations on how health insurers price certain of their products. The Reform Legislation also contains provisions that will affect the revenues and profits of pharmaceutical and medical device companies, including new taxes on certain sales of their products. Many of the provisions of the Reform Legislation that expand insurance coverage will not become effective until 2014, and many provisions require regulations and interpretive guidance to be issued before they will be fully implemented. Some provisions do not apply to health plans that were in place when the Reform Legislation was enacted and have not been substantially changed since. In addition, it is difficult to foresee how individuals and businesses will respond to the choices available to them under the Reform Legislation. Furthermore, the Reform Legislation will result in future state legislative and regulatory changes, which we are unable to predict at this time, in order for states to comply with certain provisions of the Reform Legislation and to participate in grants and other incentive opportunities. In addition, a number of parties have filed lawsuits challenging the constitutionality of certain provisions of the Reform Legislation. The Supreme Court is considering the constitutionality of the individual mandate aspect of the Reform Legislation and certain other matters regarding the Reform Legislation and is expected to render its decision by June 2012.

While we do not currently anticipate any significant adverse effects on WebMD as a direct result of the application of the Reform Legislation to our business or on our company in its capacity as an employer, we are unable to predict what the indirect impacts of the Reform Legislation will be on WebMD’s business through its effects on other healthcare industry participants, including pharmaceutical and medical device companies that are advertisers and sponsors of our public portals and employers and health plans that are clients of our private portals. Healthcare industry participants may respond to the Reform Legislation or to uncertainties created by the Reform Legislation by reducing their expenditures or postponing expenditure decisions, including expenditures for our services, which could have a material adverse effect on our business. However, we believe that certain aspects of the Reform Legislation and future implementing regulations that seek to reduce healthcare costs may create opportunities for WebMD, including with respect to our personal health record applications and health and benefits decision-support tools and, more generally, with respect to our capabilities in providing health and wellness information and education. For example, the Reform Legislation encourages use of wellness programs through grants to small employers to establish such programs, permission for employers to offer rewards, in the form of waivers of cost-sharing, premium discounts, or additional benefits, to employees for participating in these programs and meeting certain standards, and the inclusion of wellness services and chronic disease management among the essential health benefits that certain plans are required to provide. However, we cannot yet determine the scope of any such opportunities or what competition we may face in our efforts to pursue such opportunities.

The healthcare industry in the United States and relationships among healthcare payers, providers and consumers are very complicated. In addition, the Internet and the market for online and mobile services are relatively new and still evolving. Accordingly, there can be no assurance that the trends identified above will continue or that the expected benefits to our business from our responses to those trends will be achieved. In addition, the market for healthcare information services is highly competitive and not only are our existing competitors seeking to benefit from these same trends, but the trends may also attract additional competitors.

Background Information on Certain Transactions and Other Significant Developments

Convertible Notes.    During the year ended December 31, 2010, we repurchased $32,446 principal amount of our 1.75% Convertible Subordinated Notes Due 2023 (which we refer to as the 1.75% Notes) for $42,107 in cash and the holders of the 1.75% Notes converted $232,137 principal amount into 6,703,129 shares of WebMD Common Stock. Also during the year ended December 31, 2010, we repurchased $42,168 principal amount of our 3 1/8% Convertible Notes due 2025 (which we refer to as the 3 1/8% Notes) for $52,418 in cash, and the holders of the 3 1/8% Notes converted $208,132 principal amount into 5,942,204 shares of WebMD Common Stock. We recognized an aggregate pre-tax loss of $23,332 related to the repurchases and conversions, during 2010, of the 1.75% Notes and the 3 1/8% Notes. The loss includes the expensing of remaining deferred issuance costs outstanding related to the repurchased and converted notes. As of December 31, 2010, no convertible notes remained outstanding.

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

Stock Repurchase Programs.    During the year ended December 31, 2011, we repurchased 2,883,798 shares at an aggregate cost of $91,263 through our stock repurchase programs.

Tender Offers.    On September 8, 2010, we completed a tender offer for our Common Stock and repurchased 3,000,000 shares at a price of $52.00 per share. In this MD&A, we refer to this tender offer as the September 2010 Tender Offer. The total cost of the September 2010 Tender Offer was $156,421, which includes $421 of costs directly attributable to the purchase. On April 8, 2010, we completed a tender offer for our Common Stock and repurchased 5,172,204 shares at a price of $46.80 per share for a total cost of $242,795, which includes $736 of costs directly attributable to the purchase. On December 10, 2009, we completed a tender offer for our Common Stock and repurchased 6,339,227 shares at a price of $37.00 per share. In this MD&A, we refer to this tender offer as the 2009 Tender Offer. The total cost of the 2009 Tender Offer was $235,220, which includes $670 of costs directly attributable to the purchase. Each of the tender offers described in this paragraph represented an opportunity for WebMD to return capital to stockholders who elected to tender their shares of WebMD Common Stock, while stockholders who chose not to participate in a tender offer automatically increased their relative percentage interest in our company at no additional cost to them.

On February 23, 2012, we announced our intention to commence a modified “Dutch Auction” tender offer to purchase up to $150 million of our Common Stock at a price within the range of $24.50 to $26.00 per share (the “Dutch Auction Tender Offer”). Based on the number of shares tendered and the prices specified by the tendering shareholders, we will determine the lowest per share price within the range that will enable us to buy $150 million in shares, or such lesser number of shares that are properly tendered. All shares accepted for payment will be paid the same price, regardless of whether a shareholder tendered such shares at a lower price within the range. The Dutch Auction Tender Offer is expected to commence in March 2012, subject to a number of terms and conditions.

Sale of Porex; Senior Secured Notes.    SNTC Holding, Inc., a wholly-owned subsidiary of our company, entered into a stock purchase agreement, dated as of September 17, 2009, for the sale of our Porex business (which we refer to as Porex) for which we received $74,378 in cash at closing, received $67,500 in senior secured notes (which we refer to as the Senior Secured Notes) and incurred approximately $4,900 of transaction expenses. The sale was completed on October 19, 2009. During the three months ended March 31, 2010, we also paid $1,430 to Porex related to the finalization of a customary working capital adjustment. On April 1, 2010, we sold the Senior Secured Notes to their issuer for $65,475 (which represented 97% of the aggregate principal amount) and received accrued interest through that date. We recognized a pre-tax gain of $1,362 related to the sale of the Senior Secured Notes during the year ended December 31, 2010.

Auction Rate Securities.    Effective April 20, 2010, we entered into an agreement pursuant to which we sold our holdings of auction rate securities (which we refer to as ARS), for an aggregate of $286,399. Under the terms of the agreement, we retained an option (which we refer to as the ARS Option), for a period of two years from the date of the agreement: (a) to repurchase from the purchaser the same principal amount of any or all of the various series of ARS sold at the agreed upon purchase prices received on April 20, 2010; and (b) to receive from the purchaser additional proceeds upon certain redemptions of the various series of ARS sold. Through the ARS Option, we received cash proceeds of $10,467 during the period from April 20, 2010 through December 31, 2010 and $21,566 during the year ended December 31, 2011.

Divestiture of the Little Blue Book Print Directory Business.    In March 2009, we decided to divest the Little Blue Book print directory business (which we refer to as LBB). As a result, the historical financial information for LBB has been reflected as discontinued operations within the Consolidated Financial Statements included in this Annual Report. During the three months ended June 30, 2009, we recorded an impairment charge of $8,300 to reduce the carrying value of LBB to its current estimated fair value. On September 30, 2009, we completed the sale of LBB in which we received cash proceeds of $2,590.

Indemnification Obligations to Former Officers and Directors of Emdeon Practice Services.    On September 14, 2006, HLTH completed the sale of Emdeon Practice Services, Inc. (which we refer to as EPS) to Sage Software, Inc., an indirect wholly owned subsidiary of The Sage Group plc (which we refer to as the EPS Sale). HLTH had certain indemnity obligations to advance amounts for reasonable defense costs for initially ten, and later four, former officers and directors of EPS (which we refer to as the EPS Indemnification Obligations) who were indicted in connection with an investigation by the United States Attorney for the District of South Carolina (which we refer to as the Investigation) that began in 2003. The Investigation related principally to issues of financial accounting improprieties relating to Medical Manager Corporation, a predecessor of HLTH (by its merger into HLTH in September 2000), and, more specifically, HLTH’s former Medical Manager Health Systems, Inc. subsidiary. Medical Manager Health Systems was a predecessor to EPS. On December 15, 2005, the United States Attorney announced the indictments of ten former officers and employees of Medical Manager Health Systems. The indictment initially charged the defendants with conspiracy to commit mail, wire and securities fraud, a violation of Title 18, United States Code, Section 371 and conspiracy to commit money laundering, a violation of Title 18, United States Code, Section 1956(h) but the second count was dismissed in 2009. One of the defendants passed away in 2008 and was dismissed from the indictment. Four of the defendants were dismissed from the case and two defendants were severed from the case and their cases were transferred to Tampa, Florida. In addition, one of the defendants entered into a Deferred Prosecution Agreement with the United States pursuant to which all charges were dismissed against him on July 26, 2010. The trial of two of the former officers of Medical Manager Health Systems began on January 19, 2010 and, on March 1, 2010, both men were found guilty by the jury; however, the Court set the verdict aside on May 27, 2010 and entered a judgment of acquittal.

In connection with the EPS Sale, HLTH agreed to retain the responsibility for the EPS Indemnification Obligations and WebMD assumed that responsibility upon completion of the Merger in October 2009. During the year ended December 31, 2007, based on information available at that time, HLTH determined a reasonable estimate of the range of probable costs with respect to its indemnification obligations and, accordingly, recorded an aggregate pre-tax charge of $73,347, which represented its estimate of the low end of the probable range of costs related to this matter. HLTH had reserved the low end of the probable range of costs because no estimate within the range was a better estimate than any other amount. That estimate included assumptions as to the duration of the trial and pre-trial periods, and the defense costs to be incurred during these periods. We updated the estimated range of the indemnification obligations based on new information received during the years ended December 31, 2008 and 2009, and as a result, recorded additional pre-tax charges of $29,078 and $14,367, respectively. As described above, two of the former officers and directors of EPS were found guilty; however, the Court set the verdict aside on May 27, 2010 and entered a judgment of acquittal. The government entered a notice of appeal with respect to the Court’s order. At that time, two other former officers of EPS were awaiting trial in Tampa, Florida, which was scheduled to begin on October 4, 2010; however, on July 9, 2010, the Court in Tampa placed the case against those defendants on hold pending resolution of the appeal of the South Carolina ruling. On June 8, 2011, upon the motion of the government, the United States Court of Appeals for the Fourth Circuit dismissed the government’s appeal of the District Court’s rulings, thereby ending the government’s case against the two defendants in South Carolina. On July 8, 2011, upon the motion of the government, the United States District Court for the Middle District of Florida granted a motion to dismiss the government’s case against the remaining two defendants in Florida. As a result of these two decisions, it is our understanding that the Investigation has concluded. As of December 31, 2010, the remaining accrual with respect to the EPS Indemnification Obligations was $7,527, and was included within liabilities of discontinued operations on the accompanying consolidated balance sheet. During the year ended December 31, 2011, we reversed the remainder of this accrual as we determined that we no longer had any remaining liability with respect to the EPS

Indemnification Obligations as a result of the June 8, 2011 and July 8, 2011 decisions described above. The reversal of the remaining accrual of $7,206 is included in income from discontinued operations, net of tax, within our consolidated statements of operations during the year ended December 31, 2011.

Also included within liabilities of discontinued operations related to this matter was $5,000 as of December 31, 2010, which represented certain reimbursements received from our insurance carriers between July 31, 2008 and December 31, 2010 under certain directors and officers liability insurance policies (which we refer to as the Policies) for expenses that we had incurred and expected to continue to incur for the EPS Indemnification Obligations. We deferred recognizing these insurance reimbursements within the consolidated statement of operations because of the possibility they might have to be repaid to the insurance carriers under the terms of the applicable Policies. However, as a result of the June 8, 2011 and July 8, 2011 dismissals described above, we believe that the insurance carriers do not have the ability to recover this amount and accordingly, we reversed this accrual during the year ended December 31, 2011. The reversal of $5,000 is included in income from discontinued operations, net of tax, within our consolidated statements of operations during the year ended December 31, 2011. During the year ended December 31, 2010, income from discontinued operations primarily related to the release back to us of $3,855 for certain EPS related compensation that was previously held in escrow, offset by a charge related to the settlement with one of our directors and officers liability insurance carriers. During the year ended December 31, 2009, we received reimbursements for EPS Indemnification Obligations from our insurance carriers under the Policies in the amount of $53,150 and recognized that amount within consolidated income from discontinued operations during the year ended December 31, 2009.

Seasonality

The timing of our revenue is affected by seasonal factors. Our public portal advertising and sponsorship revenue is seasonal, primarily due to the annual spending patterns of the advertising and sponsorship clients of our public portals. This portion of our revenue is usually the lowest in the first quarter of each calendar year, and generally increases during each consecutive quarter throughout the year. The timing of revenue in relation to our expenses, many of which do not vary directly with revenue, has an impact on cost of operations, sales and marketing and general and administrative expenses as a percentage of revenue in each calendar quarter.

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

As a result of the adoption of ASU 2009-13, revenue for the year ended December 31, 2011 was higher by $800 than the revenue that would have been recognized under the previous accounting standard. This resulted from services that were provided or partially provided during the year ended December 31, 2011, for certain deliverables of our multiple deliverable arrangements for which we would have previously deferred the related revenue under the previous accounting standards. During the year ended December 31, 2011, we assigned value to these deliverables using our best estimate of selling price, and recognized revenue as they were delivered. The multiple deliverable arrangements that were impacted by ASU 2009-13 related to our public portal revenues and the services underlying such arrangements are generally delivered over periods of twelve months or less. We are not able to reasonably estimate the effect of adopting ASU 2009-13 on future periods as the impact will vary based on many factors including, but not limited to, the quantity and size of new or materially modified multiple-deliverable arrangements entered into, as well as the nature of the various services contained within those arrangements and the time periods over which those services are delivered.

•

Long-Lived Assets.    Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on fair value using exit price and market participant view, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill and indefinite lived intangible assets, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill and indefinite lived intangible assets, whenever indicators of impairment are present. We evaluate the carrying value of goodwill and indefinite lived intangible assets annually, or whenever indicators of impairment are present. We use a discounted cash flow approach to determine the fair value of goodwill and indefinite lived intangible assets. Long-lived assets held for sale are reported at the lower of cost or fair value less cost to sell. There was no impairment of goodwill or indefinite lived intangible assets noted as a result of our impairment testing in 2011.

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

Our ARS were classified as Level 3 assets as their valuation, including the portion of their valuation attributable to credit losses, required substantial judgment and estimation of factors that were not currently observable in the market due to the lack of trading in the securities. If different assumptions were used for the various inputs to the valuation approach including, but not limited to, assumptions involving the estimated lives of the ARS holdings, the estimated cash flows over those estimated lives, and the estimated discount rates applied to those cash flows, the estimated fair value of those investments could have been significantly higher or lower than the fair value we determined. In connection with the sale of our ARS on April 20, 2010, we retained an option (which we refer to as the ARS Option), for a period of two years: (a) to repurchase from the purchaser the same principal amount of any or all of the various series of ARS sold, at the agreed upon purchase prices received on April 20, 2010; and (b) to receive additional proceeds from the purchaser upon certain redemptions of the various series of ARS sold. During 2011 and 2010, we recognized aggregate gains of $18,516 and $14,712, respectively, related to the ARS Option, and received cash proceeds of $21,566 and $10,467 during 2011 and 2010, respectively. The value of the ARS Option as of December 31, 2011 is estimated to be $1,195 and has been classified as a Level 3 asset as its valuation requires substantial judgment. The historical redemption activity of the specific ARS underlying the ARS Option was the most significant assumption used to determine an estimated value of the ARS Option. We are required to reassess the value of this ARS Option at each reporting period, and any changes in value will be recorded within the statement of operations in future periods. See Note 12 in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding our ARS Option.

•

Stock-Based Compensation.    Stock-based compensation expense for all share-based payment awards granted is determined based on the grant-date fair value. The grant date fair value for stock options is estimated using the Black-Scholes Option Pricing Model. We recognize these compensation costs net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment awards. As of December 31, 2011, there was approximately $84.9 million of unrecognized stock-based compensation expense (net of estimated forfeitures) related to unvested stock options and restricted stock awards held by employees, which is expected to be recognized over a weighted-average period of approximately 2.7 years, related to our stock-based compensation plans.

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

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented (dollar amounts in thousands):

	Years Ended December 31,
	2011		2010		2009
	$	%(a)	$	%(a)	$	%(a)
Revenue	$558,775	100.0	$534,519	100.0	$438,536	100.0
Cost of operations	201,677	36.1	187,831	35.1	165,753	37.8
Sales and marketing	124,326	22.2	120,874	22.6	112,101	25.6
General and administrative	91,271	16.3	85,496	16.0	89,620	20.4
Depreciation and amortization	26,801	4.8	27,578	5.2	28,185	6.4
Interest income	112	—	3,949	0.7	9,149	2.1
Interest expense	20,645	3.7	11,453	2.1	23,515	5.4
Loss (gain) on convertible notes	—	—	23,332	4.4	(10,120)	(2.3)
Gain (loss) on investments	18,516	3.3	(9,517)	(1.8)	—	—
Transaction, severance and other expense.	2,328	0.4	72	—	12,435	2.8

Income from continuing operations before income tax provision (benefit)	110,355	19.7	72,315	13.5	26,196	6.0
Income tax provision (benefit).	46,167	8.3	20,043	3.7	(45,491)	(10.4)

Consolidated income from continuing operations	64,188	11.5	52,272	9.8	71,687	16.3
Consolidated income from discontinued operations	10,388	1.9	1,800	0.3	49,354	11.3

Consolidated net income inclusive of noncontrolling interest	74,576	13.3	54,072	10.1	121,041	27.6
Income attributable to noncontrolling interest	—	—	—	—	(3,705)	(0.8)

Net income attributable to Company stockholders	$74,576	13.3	$54,072	10.1	$117,336	26.8

(a)	amounts may not add due to rounding.

Revenue from our public portal advertising and sponsorship is derived from the sale of online advertising and sponsorship products, online CME services, information and data services and other print services (including advertisements in WebMD the Magazine). Revenue from our private portal services is derived from licensing our private online portals to employers, healthcare payers and others, along with related services including health and condition management programs and personalized health coaching services. Our customers include pharmaceutical, biotechnology, medical device and consumer products companies, as well as employers and health plans.

Cost of operations consists of salaries and related expenses, and non-cash stock-based compensation expense related to providing and distributing services and products we provide to customers and costs associated with the operation and maintenance of our public and private portals. Cost of operations also consists of editorial and production costs, Website operations costs, non-capitalized Website development costs, costs we pay to our distribution partners, costs associated with our health and condition management programs and personalized health coaching services, and costs related to the production and distribution of our publications, including costs related to creating and licensing content, telecommunications, leased properties and printing and distribution.

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

Our discussions throughout this MD&A make references to certain non-cash expenses. The following is a summary of our principal non-cash expenses:

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

The following table is a summary of our non-cash expenses included in the respective statements of operations captions.

	Years Ended December 31,
	2011	2010	2009
Advertising expense included in:
Sales and marketing	$—	$—	$1,753

Stock-based compensation expense included in:
Cost of operations	$7,707	$7,211	$6,723
Sales and marketing	9,079	8,033	8,069
General and administrative	22,951	18,056	24,620

Consolidated income from continuing operations	39,737	33,300	39,412
Consolidated income from discontinued operations	—	—	693

Total stock-based compensation expense	$39,737	$33,300	$40,105

2011 and 2010

The following discussion is a comparison of our results of operations for the year ended December 31, 2011, to the year ended December 31, 2010.

Revenue.    Our total revenue increased 4.5% to $558,775 in 2011 from $534,519 in 2010. The increase was due to an increase of $30,356 of advertising and sponsorship revenue from our public portals, partially offset by a decrease of $6,100 of revenue from our private portals. While our revenues increased by 4.5% for the full year of 2011, as compared 2010, that reflected an increase in revenues of 18.3% during the first six months of 2011, followed by a decrease in revenues of 5.9% in the second six months of 2011, when compared to the same periods in 2010, respectively. We believe that this decrease in the second half of 2011 related primarily to a more cautious business outlook by many of our larger customers and related reductions in their marketing expenditures. For a more detailed discussion, see “— Background Information on Certain Trends Influencing the

Use of Our Services — Recent Developments in the Business Outlook for Our Public Portals.” A more detailed discussion regarding changes in revenue is included below under “— Supplemental Financial and Operating Information.”

Cost of Operations.    Cost of operations was $201,677 in 2011, compared to $187,831 in 2010. Our cost of operations represented 36.1% of revenue in 2011, compared to 35.1% of revenue in 2010. Included in cost of operations were non-cash expenses related to stock-based compensation of $7,707 in 2011, compared to $7,211 in 2010. The increase in non-cash stock-based compensation expense for 2011, compared to 2010, resulted from equity grants made to employees during 2011 for which there were no comparable amounts in 2010.

Cost of operations, excluding the non-cash stock-based compensation expense discussed above, was $193,970, or 34.7% of revenue in 2011, compared to $180,620, or 33.8% of revenue in 2010. The increase in absolute dollars in 2011 compared to 2010, was primarily attributable to an increase of approximately $16,700 in website operations expense associated with the increased traffic to our Websites, which was partially offset by a decrease of approximately $4,700 of development and distribution expense associated with the delivery of our advertising and sponsorship arrangements. The increase in cost of operations as a percentage of revenue in 2011, as compared to 2010, was a result of our cost of operations expense increasing at a greater rate than the increase in our revenue during these periods. Specifically, during the second half of 2011 our revenues decreased by approximately 5.9% when compared to our revenues during the second half of 2010; however, our cost of operations was slightly higher as certain of these expenses are fixed in nature.

Sales and Marketing.    Sales and marketing expense was $124,326 in 2011, compared to $120,874 in 2010. Our sales and marketing expense represented 22.2% of revenue in 2011, compared to 22.6% in 2010. Included in sales and marketing expense were non-cash expenses related to stock-based compensation of $9,079 in 2011, compared to $8,033 in 2010. The increase in non-cash stock-based compensation expense for 2011, compared to 2010, resulted from equity grants made to employees during 2011 for which there were no comparable amounts in 2010.

Sales and marketing expense, excluding the non-cash expenses discussed above, was $115,247, or 20.6% of revenue, in 2011, compared to $112,841, or 21.1% of revenue, in 2010. The increase in absolute dollars in 2011 compared to 2010 was primarily attributable to an increase in compensation and other personnel-related costs due to increased staffing. The decrease as a percentage of revenue, excluding the non-cash expenses discussed above, for 2011 compared to 2010 was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in sales and marketing expense.

General and Administrative.    General and administrative expense was $91,271 in 2011, compared to $85,496 in 2010. Our general and administrative expenses represented 16.3% of revenue in 2011, compared to 16.0% of revenue in 2010. Included in general and administrative expense was non-cash stock-based compensation expense of $22,951 in 2011, compared to $18,056 in 2010. The increase in non-cash stock-based compensation expense for 2011, compared to 2010, resulted primarily from equity grants made to employees during the latter half of 2010 or during 2011, for which there was no comparable expense in 2010.

General and administrative expense, excluding the non-cash stock-based compensation expense discussed above, was $68,320, or 12.2% of revenue, in 2011, compared to $67,440, or 12.6% of revenue in 2010. The decrease as a percentage of revenue, excluding the non-cash expenses discussed above, for 2011 compared to 2010, was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in general and administrative expense.

Depreciation and Amortization.    Depreciation and amortization expense was $26,801, or 4.8% of revenue in 2011, compared to $27,578, or 5.2% of revenue in 2010. This decrease was due to a reduction of $767 in amortization expense during 2011 compared to 2010 resulting from certain intangible assets becoming fully amortized.

Interest Income.    Interest income was $112 in 2011, compared to $3,949 in 2010. This decrease in 2011 resulted from a decrease in the average rates of return on our money-market investments, compared to the prior year period.

Interest Expense.    Interest expense was $20,645 in 2011, compared to $11,453 in 2010. Interest expense in 2011 and 2010 included non-cash interest expense of $3,758 and $5,594, respectively, related to the amortization of the debt discount for the convertible debt outstanding during those periods. The increase in interest expense is a result of the 2.5% Notes and the 2.25% Notes that we issued in the first quarter of 2011, compared to lower amounts of convertible debt outstanding during the 2010 period.

Loss (Gain) on Convertible Notes.    During 2010, we repurchased $32,446 principal amount of our 1.75% Notes and holders of the 1.75% Notes converted $232,137 principal amount into shares of our Common Stock. Additionally, during 2010 we repurchased $42,168 principal amount of our 3 1/8% Notes and holders of the 3 1/8% Notes converted $208,132 principal amount into shares of our common stock. We recognized a net loss on the repurchases and conversions of these notes of $23,332 during 2010.

Gain (Loss) on Investments.    During 2011, our gain on investments of $18,516 related to amounts we received through our ARS Option. During 2010, we sold our holdings of ARS for an aggregate of $286,399 at which time we recorded a charge of $29,508, representing the difference between the adjusted cost basis of our ARS holdings and the proceeds received upon their sale during April 2010. Also during 2010, we recorded gains of $19,991 related to the sale of our remaining equity investments, the sale of our Senior Secured Notes and adjustments in the value of our ARS Option. See “— Introduction — Background Information on Certain Transactions and Other Significant Developments — Auction Rate Securities” for additional information.

Transaction, Severance and Other Expense.    Transaction, severance and other expense during 2011 primarily consists of transaction expenses of $2,275 that we incurred related to legal fees and other expenses in connection with the process conducted by our Board of Directors to explore strategic alternatives for our company.

Income Tax Provision (Benefit).    The income tax provision was $46,167 in 2011, compared to an income tax provision of $20,043 in 2010. The income tax provision of $20,043 in 2010 includes a deferred tax benefit of approximately $22,000 primarily related to the reversal of valuation allowance attributable to the sale of our ARS holdings.

Consolidated Income from Discontinued Operations, Net of Tax.    Consolidated income from discontinued operations, net of tax, was $10,388 in 2011, compared to $1,800 in 2010. Income from discontinued operations during 2011 consisted of adjustments to our indemnity obligations related to investigation by the United States Attorney for the District of South Carolina and the SEC and the related Coverage Litigation, as well as income of $2,994 related to an adjustment of the tax indemnification liability of our former Porex business as a result of the completion of an audit for one of the related matters. Discontinued operations in 2010 primarily related to the release back to us of $3,855 for certain EPS related compensation that was previously held in escrow, offset by a charge related to the settlement with one of our directors and officers liability insurance carriers. The income tax provision (benefit) included within discontinued operations was $4,812 and ($444) during 2011 and 2010, respectively.

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

General and administrative expense, excluding the non-cash stock-based compensation expense discussed above, was $67,440, or 12.6% of revenue, in 2010, compared to $65,000, or 14.8% of revenue, in 2009. The decrease as a percentage of revenue, excluding the non-cash expenses discussed above, for 2010 compared to 2009, was primarily due to our ability to achieve the increase in revenue without incurring a proportional increase in general and administrative expense.

Depreciation and Amortization.    Depreciation and amortization expense was $27,578, or 5.2% of revenue, in 2010, compared to $28,185, or 6.4% of revenue, in 2009. Depreciation expense increased by approximately $2,307 during 2010 compared to 2009, resulting from capital expenditures made in 2010 and 2009, which was offset by a decrease in amortization expense of approximately $2,914 resulting from certain intangible assets becoming fully amortized.

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

Loss (Gain) on Convertible Notes.    During 2010, we repurchased $32,446 principal amount of our 1.75% Notes and holders of the 1.75% Notes converted $232,137 principal amount into shares of our Common Stock. Additionally, during 2010 we repurchased $42,168 principal amount of our 3 1/8% Notes and holders of the 3 1/8% Notes converted $208,132 principal amount into shares of our common stock. We recognized a net loss on the repurchases and conversions of these notes of $23,332 during 2010. During 2009, we repurchased $85,417 principal amount of our 1.75% Notes for $80,123, and $49,700 principal amount of our 3 1/8% Notes for $43,734. We recognized a net gain on the repurchase of these notes of $10,120 during 2009.

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

Transaction, Severance and Other Expense.    We incurred severance and other transaction expenses of $11,066 during 2009 related to the merger between HLTH and WebMD. These expenses include severance and related expenses for certain HLTH senior executives that had severance and other benefits through pre-existing employment agreements which were triggered by the Merger. There was no comparable expense during 2010. Also included in Transaction, Severance and Other Expense were (i) $783 and $2,331 in 2010 and 2009, respectively, of external legal costs and expenses we incurred related to the investigation by the United States Attorney for the District of South Carolina and the SEC, including legal costs we incurred related to the ongoing litigation with the insurance carriers regarding the coverage of certain expenses related to this investigation, (ii) $711 and $915 in 2010 and 2009, respectively, related to the reversal of indemnification accruals for certain tax contingencies associated with our former EBS subsidiary resulting from the expiration of various statutes and (iii) transition services income of $47 in 2009, which represents amounts earned from the service fees charged to EBSCo and ViPS, for services rendered under their respective transition services agreements.

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

	Years Ended December 31,
	2011	2010	2009
Revenue
Public portal advertising and sponsorship	$477,325	$446,969	$347,570
Private portal services.	81,450	87,550	90,966

	$558,775	$534,519	$438,536

Earnings before interest, taxes, non-cash and other items (Adjusted EBITDA)	$181,238	$173,618	$112,274
Interest, taxes, non-cash and other items
Interest income	112	3,949	9,149
Interest expense	(20,645)	(11,453)	(23,515)
Income tax (provision) benefit.	(46,167)	(20,043)	45,491
Depreciation and amortization	(26,801)	(27,578)	(28,185)
Non-cash stock-based compensation	(39,737)	(33,300)	(39,412)
Non-cash advertising	—	—	(1,753)
(Loss) gain on convertible notes.	—	(23,332)	10,120
Gain (loss) on investment	18,516	(9,517)	—
Transaction, severance and other expense.	(2,328)	(72)	(12,482)

Consolidated income from continuing operations	64,188	52,272	71,687
Consolidated income from discontinued operations, net of tax	10,388	1,800	49,354

Consolidated net income inclusive of noncontrolling interest	74,576	54,072	121,041
Income attributable to noncontrolling interest	—	—	(3,705)

Net income attributable to Company stockholders	$74,576	$54,072	$117,336

2011 and 2010

The following discussion is a comparison of the results of operations for our two groups of revenue and our Adjusted EBITDA for the year ended December 31, 2011 to the year ended December 31, 2010.

Public Portal Advertising and Sponsorship.    Public portal advertising and sponsorship revenue was $477,325 in 2011, an increase of $30,356, or 6.8%, from 2010. In general, pricing remained relatively stable for our advertising and sponsorship programs and was not a significant source of the revenue increase. While our public portal advertising and sponsorship revenue for the full year of 2011 increased by 6.8% over the prior year, that reflected an increase of 23.9% in the first six months of 2011, followed by a decrease of 5.5% in the second six months of 2011, when compared to the same periods in 2010, respectively. We believe that this decrease in the second half of 2011 related primarily to a more cautious business outlook by many of our larger customers, and related reductions in their marketing expenditures. For a more detailed discussion, see “— Background Information on Certain Trends Influencing the Use of Our Services — Recent Developments in the Business Outlook for Our Public Portals.” Additionally, as a result of the adoption of a new revenue recognition standard that impacts the timing of revenue related to multiple deliverable revenue arrangements, revenue during the year ended December 31, 2011 was higher by $800, than the revenue that would have been recognized under the previous accounting standard. For a more detailed description of the impact of this new accounting guidance, see “—Critical Accounting Estimates and Policies — Critical Accounting Policies — Revenue Recognition”.

Private Portal Services.    Private portal services revenue was $81,450 in 2011, a decrease of $6,100, or 7.0%, from 2010. The decline in revenue during 2011 was primarily due to the full year impact of customers lost during 2010 and 2011 and a reduction in the level of services purchased by some of our customers. In general, pricing remained relatively stable for our private portal services and was not a significant source of the revenue decrease. The number of companies using our private portal platform at December 31, 2011 was 124 which was consistent with the number of companies using our private portal platform at December 31, 2010. At December 31, 2011, we also had approximately 123 customers who purchased stand-alone decision support and health management services from us.

Adjusted EBITDA.    Adjusted EBITDA increased to $181,238 in 2011 compared to $173,618 in 2010. As a percentage of revenue, Adjusted EBITDA represented 32.4% of revenue in 2011, which was relatively consistent with Adjusted EBITDA as a percentage of revenue during 2010 of 32.5%.

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

Private Portal Services.    Private portal services revenue was $87,550 in 2010, a decrease of $3,416, or 3.8%, from 2009. The decline in revenue was primarily due to a lower number of employees and health plan members of our customers and a reduction in the overall number of customers. In general, pricing remained relatively stable for our private portal services and was not a significant source of the revenue decrease. The number of companies using our private portal platform at December 31, 2010 was 124 compared to 138 at December 31, 2009. At December 31, 2010, we also had approximately 127 customers who purchased stand-alone decision support and health management services from us.

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

* * * *

Explanatory Note Regarding Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure and should be viewed as supplemental to, and not as an alternative for, “consolidated income from continuing operations” or “net income attributable to Company stockholders” calculated in accordance with GAAP. Our management uses Adjusted EBITDA as an additional measure of performance for purposes of business decision-making, including developing budgets, managing expenditures, and evaluating potential acquisitions or divestitures. Period-to-period comparisons of Adjusted EBITDA help our management identify additional trends in financial results that may not be shown solely by period-to-period comparisons of consolidated income from continuing operations or net income attributable to Company stockholders. In addition, we use Adjusted EBITDA in the incentive compensation programs applicable to some of our employees in order to evaluate our performance. We believe that the presentation of Adjusted EBITDA is useful to investors in their analysis of our results for reasons similar to the reasons why our management finds it useful and because it helps facilitate investor understanding of decisions made by our management in light of the performance metrics used in making those decisions. In addition, we believe that providing Adjusted EBITDA, together with a reconciliation of Adjusted EBITDA to consolidated income from continuing operations or to net income attributable to Company stockholders, helps investors make comparisons between us and other companies that may have different capital structures, different effective income tax rates and tax attributes, different capitalized asset values and/or different forms of employee compensation. Please see the “Explanation of Non-GAAP Financial Information” filed as Exhibit 99.1 to this Annual Report for additional background information regarding our use of Adjusted EBITDA. Exhibit 99.1 is incorporated in this MD&A by reference.

Liquidity and Capital Resources

Cash Flows

As of December 31, 2011, we had $1.1 billion of cash and cash equivalents and $1.1 billion of working capital. Our cash and cash equivalents and working capital are affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, the timing of interest payments related to our convertible debt and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities from our continuing operations in 2011 was $137,716, which related to consolidated net income of $74,576, adjusted for income from discontinued operations of $10,388, the non-operating gains related to our ARS Option of $18,516 and non-cash expenses of $83,992, which include depreciation and amortization expense, non-cash interest expense, non-cash stock-based compensation expense and deferred income taxes. Additionally, changes in operating assets and liabilities increased operating cash flow by $8,052, primarily due to a decrease in accounts receivable of $13,113, a decrease in prepaid expenses of $1,416 and an increase in accrued expenses of $2,511, which was partially offset by a decrease in deferred revenue of $8,988.

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

Cash provided by investing activities from our continuing operations was $655 in 2011, compared to cash provided by investing activities from our continuing operations of $338,635 in 2010. During 2011, we received $21,566 of cash redemptions through the ARS Option related to the ARS investments we sold during 2010. During 2010, we received $361,852 from the sale of available-for-sale securities, primarily related to $290,999 from the sale of our ARS holdings and $65,475 from the sale of the Senior Secured Notes. Additionally, we received $10,467 of cash redemptions during 2010 through our ARS Option. We used $20,911 in connection with purchases of property and equipment in 2011 compared to $32,254 of purchases of property and equipment in 2010. The higher purchases of property and equipment in 2010 when compared to 2011 was primarily attributable to leasehold improvements for new office facilities we entered into during 2010.

Cash provided by financing activities was $582,785 in 2011, compared to cash used in financing activities of $519,723 in 2010. Cash provided by financing activities in 2011 principally related to the issuance of $400,000 principal amount of 2.5% Notes and $400,000 principal amount of 2.25% Notes. After deducting the related issuance costs, the issuance of the 2.5% Notes and the 2.25% Notes resulted in an aggregate cash inflow of $774,745. Other sources of cash from financing activities during 2011 included $28,339 of proceeds received from the exercise of stock options and $30,198 of a tax benefit on stock-based awards. During 2011, we used $241,263 of cash for the repurchase of our Common Stock and used $9,234 for withholding taxes on stock-based awards. During 2010, the most significant use of cash for financing activities related to the repurchase of our Common Stock through tender offers and through our repurchase program, as well as the repurchase of our 1.75% Notes and our 3 1/8% Notes. In the aggregate, we used cash of $515,473 in 2010 related to these items. Additionally, we used $86,533 for withholding taxes on stock-based awards. Sources of cash from financing activities during 2010 include $59,825 of proceeds from the exercise of stock options and $22,458 of tax benefits related to stock-based awards.

Included in our consolidated statements of cash flows were cash flows used by our discontinued operations. Cash flows related to our discontinued operations during 2011 were not significant. The most significant of the cash flows related to our discontinued operations during 2010 related to payments of $17,913 in connection with the defense costs of the former officers and directors of our former EPS subsidiary in connection with the investigation by the United States Attorney for the District of South Carolina and the SEC. For additional information, see “— Introduction — Background Information on Certain Transactions and other Significant Developments — Indemnification Obligations to Former Officers and Directors of Emdeon Practice Services.”

Contractual Obligations and Commitments

The following table summarizes our principal commitments as of December 31, 2011 for future specified contractual obligations, as well as the estimated timing of the cash payments associated with these obligations. Management’s estimates of the timing of future cash flows are largely based on historical experience, and accordingly, actual timing of cash flows may vary from these estimates.

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(In thousands)
Leases(a)	$77,006	$9,445	$19,783	$16,496	$31,282
2.25% Convertible Notes due 2016(b)	$437,850	$9,000	$18,000	$410,850	$—
2.50% Convertible Notes due 2018(b)	$460,306	$10,000	$20,000	$20,000	$410,306

(a)	The lease amounts are net of sublease income
(b)	Amounts include contractual interest payments

The above table excludes $12,703 of uncertain tax positions, including interest and penalties, as we are unable to reasonably estimate the timing of the settlement of these items. See Note 11, “Income Taxes” located in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Outlook on Future Liquidity

As of December 31, 2011, we had $1.1 billion of cash and cash equivalents.

Potential future uses of cash include repurchases of our Common Stock, including repurchases pursuant to the Dutch Auction Tender Offer, and our anticipated 2012 capital expenditure requirements, which we currently estimate to be up to $30,000 and which relate to expansion of our facilities and improvements that will be deployed across our public and private portal Websites in order to enable us to service future growth in unique users and page views, as well as to create new sponsorship areas for our customers, and to improve the systems used to provide our private portal applications.

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

Interest Rate Sensitivity

Our cash and money market investments, which approximate $1.1 billion at December 31, 2011, are not subject to changes in interest rates.

The 2.50% Notes and 2.25% Notes issued in January 2011 and March 2011, respectively, have a fixed interest rate; changes in interest rates will not impact our results of operations or financial position.

Exchange Rate Sensitivity

Currently, substantially all of our sales and expenses are denominated in United States dollars; however, Porex, which was sold on October 19, 2009 and included in discontinued operations, was exposed to fluctuations in foreign currency exchange rates, primarily the rate of exchange of the United States dollar against the Euro. This exposure arose primarily as a result of translating the results of Porex’s foreign operations to the United States dollar at exchange rates that have fluctuated from the beginning of the accounting period. Porex did not engage in foreign currency hedging activities. Foreign currency translation gains (losses) relating to our Porex operations were $2.1 million in 2009.

Item 8. Financial	Statements and Supplementary Data

Financial Statements

Our financial statements required by this item are contained on pages F-1 through F-44 of this Annual Report on Form 10-K. See Item 15(a)(1) for a listing of financial statements provided.

Item 9. Changes	in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls	and Procedures

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of December 31, 2011.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and Chief Financial Officer, concluded that there were no changes in WebMD’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of February, 2012.

WEBMD HEALTH CORP.

By:	/S/ ANTHONY VUOLO
Anthony Vuolo Interim Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ ANTHONY VUOLO Anthony Vuolo	Interim Chief Executive Officer (principal executive officer); and Chief Financial Officer (principal financial and accounting officer)	February 29, 2012

/S/ MARK J. ADLER, M.D. Mark J. Adler, M.D.	Director	February 29, 2012

/S/ KEVIN M. CAMERON Kevin M. Cameron	Director	February 29, 2012

/S/ NEIL F. DIMICK Neil F. Dimick	Director	February 29, 2012

/S/ JEROME C. KELLER Jerome C. Keller	Director	February 29, 2012

/S/ JAMES V. MANNING James V. Manning	Director	February 29, 2012

/S/ ABDOOL RAHIM MOOSSA, M.D. Abdool Rahim Moossa, M.D.	Director	February 29, 2012

/S/ HERMAN SARKOWSKY Herman Sarkowsky	Director	February 29, 2012

/S/ JOSEPH E. SMITH Joseph E. Smith	Director	February 29, 2012

/S/ STANLEY S. TROTMAN, JR. Stanley S. Trotman, Jr.	Director	February 29, 2012

/S/ MARTIN J. WYGOD Martin J. Wygod	Director	February 29, 2012

WEBMD HEALTH CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
Historical Financial Statements:
Report of Management on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3
Report of Independent Registered Public Accounting Firm	F-4
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-5
Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009	F-6
Consolidated Statements of Equity for the Years Ended December 31, 2011, 2010 and 2009	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009	F-8
Notes to Consolidated Financial Statements	F-9
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

WebMD management assessed the effectiveness of WebMD’s internal control over financial reporting as of December 31, 2011. In making this assessment, WebMD management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment and those criteria, WebMD management concluded that WebMD maintained effective internal control over financial reporting as of December 31, 2011.

Ernst & Young LLP, the independent registered public accounting firm that audited and reported on the Company’s financial statements as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011, has audited the Company’s internal control over financial reporting as of December 31, 2011, as stated in their report which appears on page F-3.

February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of WebMD Health Corp.

We have audited WebMD Health Corp.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WebMD Health Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, WebMD Health Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WebMD Health Corp. as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2011 of WebMD Health Corp. and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of WebMD Health Corp.

We have audited the accompanying consolidated balance sheets of WebMD Health Corp. as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WebMD Health Corp. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2011, the Company adopted authoritative guidance which changed the accounting for multiple deliverable revenue arrangements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WebMD Health Corp.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 29, 2012

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,121,217	$400,501
Accounts receivable, net of allowance for doubtful accounts of $1,129 at December 31, 2011 and $1,493 at December 31, 2010	121,335	134,448
Prepaid expenses and other current assets	12,690	12,161
Deferred tax assets	20,482	23,467

Total current assets	1,275,724	570,577
Property and equipment, net	57,139	61,516
Goodwill	202,104	202,104
Intangible assets, net	19,999	22,626
Deferred tax assets	55,017	71,125
Other assets	31,042	14,254

TOTAL ASSETS	$1,641,025	$942,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$55,238	$53,181
Deferred revenue	88,055	97,043
Liabilities of discontinued operations	1,506	17,327

Total current liabilities	144,799	167,551
2.25% convertible notes due 2016	400,000	—
2.50% convertible notes due 2018	400,000	—
Other long-term liabilities	21,790	21,756
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 650,000,000 shares authorized; 62,410,255 shares issued at December 31, 2011 and 62,401,272 shares issued at December 31, 2010	624	624
Additional paid-in capital	9,473,811	9,462,373
Treasury stock, at cost; 6,685,439 shares at December 31, 2011 and 2,485,391 shares at December 31, 2010	(294,062)	(129,589)
Accumulated deficit	(8,505,937)	(8,580,513)

Stockholders’ equity	674,436	752,895

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,641,025	$942,202

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Revenue	$558,775	$534,519	$438,536
Cost of operations	201,677	187,831	165,753
Sales and marketing	124,326	120,874	112,101
General and administrative	91,271	85,496	89,620
Depreciation and amortization	26,801	27,578	28,185
Interest income	112	3,949	9,149
Interest expense	20,645	11,453	23,515
Loss (gain) on convertible notes	—	23,332	(10,120)
Gain (loss) on investments	18,516	(9,517)	—
Transaction, severance and other expense	2,328	72	12,435

Income from continuing operations before income tax provision (benefit)	110,355	72,315	26,196
Income tax provision (benefit)	46,167	20,043	(45,491)

Consolidated income from continuing operations	64,188	52,272	71,687
Consolidated income from discontinued operations, net of a tax provision (benefit) of $4,812, ($444) and $21,224 in 2011, 2010 and 2009	10,388	1,800	49,354

Consolidated net income inclusive of noncontrolling interest	74,576	54,072	121,041
Income attributable to noncontrolling interest	—	—	(3,705)

Net income attributable to Company stockholders	$74,576	$54,072	$117,336

Amounts attributable to Company stockholders:
Income from continuing operations	$64,188	$52,272	$67,018
Income from discontinued operations	10,388	1,800	50,318

Net income attributable to Company stockholders	$74,576	$54,072	$117,336

Basic income per common share:
Income from continuing operations	$1.11	$0.93	$1.40
Income from discontinued operations	0.18	0.04	1.05

Net income attributable to Company stockholders	$1.29	$0.97	$2.45

Diluted income per common share:
Income from continuing operations	$1.08	$0.85	$1.21
Income from discontinued operations	0.17	0.03	0.86

Net income attributable to Company stockholders	$1.25	$0.88	$2.07

Weighted-average shares outstanding used in computing per share amounts:
Basic	57,356	55,328	47,400

Diluted	59,124	62,228	57,740

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

	Stockholders’ Equity
			Additional Paid-In Capital			Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Non- Controlling Interest	Total Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
Balances at December 31, 2008	203,661,733	$2,036	$12,564,864	158,610,889	$(3,292,997)	$(8,776,618)	$(587)	$496,698	$134,223	$630,921
Comprehensive income:
Net income	—	—	—	—	—	117,336	—	117,336	3,705	121,041
Cumulative effect related to the adoption of new authoritative guidance relating to other-than-temporary impairments	—	—	—	—	—	24,697	(24,697)	—	—	—
Other comprehensive income:
Net change in unrealized losses on securities	—	—	—	—	—	—	(340)	(340)	(857)	(1,197)
Foreign currency translation adjustment	—	—	—	—	—	—	(8,091)	(8,091)	—	(8,091)

Other comprehensive income								(8,431)	(857)	(9,288)

Comprehensive income								108,905	2,848	111,753

Issuance of stock for option exercises and other issuances	774,130	8	2,790	(1,585,065)	16,651	—	—	19,449	6,179	25,628
Tax benefit realized from issuances of common stock	—	—	480	—	—	—	—	480	—	480
Recognition of Merger	(147,192,153)	(1,472)	(3,115,748)	(157,068,107)	3,277,915	—	(3,710)	156,985	(162,013)	(5,028)
Repurchases of 3 1/8% convertible notes, net of tax	—	—	(3,544)	—	—	—	—	(3,544)	—	(3,544)
Stock-based compensation expense	—	—	21,015	—	—	—	—	21,015	18,763	39,778
Purchase of treasury stock in tender offers	—	—	—	6,339,227	(235,220)	—	—	(235,220)	—	(235,220)

Balances at December 31, 2009	57,243,710	572	9,469,857	6,296,944	(233,651)	(8,634,585)	(37,425)	564,768	—	564,768
Comprehensive income:
Net income	—	—	—	—	—	54,072	—	54,072	—	54,072
Other comprehensive income:
Net change in unrealized losses on securities	—	—	—	—	—	—	37,425	37,425	—	37,425

Other comprehensive income								37,425	—	37,425

Comprehensive income								91,497	—	91,497

Issuance of stock for option exercises and other issuances	12,859	1	(224,806)	(4,835,699)	198,670	—	—	(26,135)	—	(26,135)
Tax benefit realized from issuances of common stock	—	—	22,458	—	—	—	—	22,458	—	22,458
Conversions, repurchases and redemption of 1.75% and 3 1/8% convertible notes, net of tax	5,144,703	51	161,925	(7,500,630)	319,522	—	—	481,498	—	481,498
Stock-based compensation expense	—	—	32,939	—	—	—	—	32,939	—	32,939
Purchase of treasury stock under repurchase program	—	—	—	352,572	(14,914)	—	—	(14,914)	—	(14,914)
Purchase of treasury stock in tender offers	—	—	—	8,172,204	(399,216)	—	—	(399,216)	—	(399,216)

Balances at December 31, 2010	62,401,272	624	9,462,373	2,485,391	(129,589)	(8,580,513)	—	752,895	—	752,895
Comprehensive income:
Net income	—	—	—	—	—	74,576	—	74,576	—	74,576

Comprehensive income								74,576	—	74,576

Issuance of stock for option exercises and other issuances	8,983	—	(57,570)	(1,472,747)	76,790	—	—	19,220	—	19,220
Tax benefit realized from issuances of common stock	—	—	30,198	—	—	—	—	30,198	—	30,198
Stock-based compensation expense	—	—	39,392	—	—	—	—	39,392	—	39,392
Purchases of treasury stock	—	—	—	5,672,795	(241,263)	—	—	(241,263)	—	(241,263)
Other	—	—	(582)	—	—	—	—	(582)	—	(582)

Balances at December 31, 2011	62,410,255	$624	$9,473,811	6,685,439	$(294,062)	$(8,505,937)	$—	$674,436	$—	$674,436

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Consolidated net income inclusive of noncontrolling interest	$74,576	$54,072	$121,041
Adjustments to reconcile consolidated net income inclusive of noncontrolling interest to net cash provided by operating activities:
Consolidated income from discontinued operations, net of tax	(10,388)	(1,800)	(49,354)
Depreciation and amortization	26,801	27,578	28,185
Non-cash interest, net	3,758	5,594	10,205
Non-cash advertising	—	—	1,753
Non-cash stock-based compensation	39,737	33,300	39,412
Deferred income taxes	13,696	(403)	(42,143)
Loss (gain) on convertible notes	—	23,332	(10,120)
(Gain) loss on investments	(18,516)	9,517	—
Changes in operating assets and liabilities:
Accounts receivable	13,113	(16,292)	(25,073)
Prepaid expenses and other, net	1,416	4,617	6,979
Accrued expenses and other long-term liabilities	2,511	213	7,677
Deferred revenue	(8,988)	(1,431)	18,861

Net cash provided by continuing operations	137,716	138,297	107,423
Net cash (used in) provided by discontinued operations	(440)	(16,474)	305

Net cash provided by operating activities	137,276	121,823	107,728
Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	—	361,852	2,300
Proceeds received from ARS option	21,566	10,467	—
Purchases of property and equipment	(20,911)	(32,254)	(17,886)
Proceeds received (payments made) from sale of discontinued operations	—	(1,430)	72,318

Net cash provided by continuing operations	655	338,635	56,732
Net cash used in discontinued operations	—	—	(3,552)

Net cash provided by investing activities	655	338,635	53,180
Cash flows from financing activities:
Proceeds from exercise of stock options	28,339	59,825	42,898
Cash used for withholding taxes due on stock-based awards	(9,234)	(86,533)	(17,645)
Net proceeds from issuance of 2.50% convertible notes and 2.25% convertible notes	774,745	—	—
Repurchases of 1.75% convertible notes and 3 1/8% convertible notes	—	(94,525)	(123,857)
Purchases of treasury stock	(241,263)	(420,948)	(228,402)
Cash paid for merger related costs	—	—	(5,021)
Excess tax benefit on stock-based awards	30,198	22,458	480

Net cash provided by (used in) financing activities	582,785	(519,723)	(331,547)

Effect of exchange rates on cash	—	—	557

Net increase (decrease) in cash and cash equivalents	720,716	(59,265)	(170,082)
Cash and cash equivalents at beginning of period	400,501	459,766	629,848

Cash and cash equivalents at end of period	$1,121,217	$400,501	$459,766

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

The Company provides health information services to consumers, physicians and other healthcare professionals, employers and health plans through its public and private online portals, mobile platforms and health-focused publications. The Company’s public portals for consumers enable them to obtain health and wellness information (including information on specific diseases or conditions), check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest and participate in online communities with peers and experts. The Company’s public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (“CME”) credit and communicate with peers. The Company’s public portals generate revenue primarily through the sale of advertising and sponsorship products, as well as CME services. The public portals’ sponsors and advertisers include pharmaceutical, biotechnology, medical device and healthcare services companies, and consumer products companies whose products relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention. The Company also generates revenue from advertising sold in WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms. In addition, the Company generates revenue from the sale of certain information and data products. The Company’s private portals enable employers and health plans to provide their employees and members with access to personalized health and benefit information and decision-support tools that help them to make more informed benefit, treatment and provider decisions and motivate them to make healthier lifestyle choices. In addition, the Company offers clients of its private portals health and condition management programs and health coaching services on a per participant basis across an employee or plan population. The Company generates revenue from its private portals through the licensing of these portals and related services to employers and health plans either directly or through distributors.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basis of Presentation

The applicable accounting treatment for the Merger resulted in HLTH being considered the acquiring entity of the WebMD non-controlling interest. Accordingly, the pre-acquisition consolidated financial statements of HLTH became the historical financial statements of WebMD following the completion of the Merger. Accordingly, in these Consolidated Financial Statements, the defined term “Company” refers not only to WebMD but also, where the context requires, to HLTH. The specific names of HLTH and WebMD are used only where there is a need to distinguish between the legal entities. In addition, all references in these Consolidated Financial Statements to amounts of shares of HLTH Common Stock and to market prices or purchase prices for HLTH Common Stock have been adjusted to reflect the 0.4444 exchange ratio in the Merger (the “Exchange Ratio”), and expressed as the number of shares of WebMD Common Stock into which the HLTH Common Stock was converted in the Merger and the equivalent price per share of WebMD Common Stock. Similarly, the exercise price of options and warrants to purchase HLTH Common Stock and the number of shares subject to those options and warrants have been adjusted to reflect the Exchange Ratio.

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

The accompanying Consolidated Financial Statements reflect the Company’s Porex and LBB businesses as discontinued operations. The sale of Porex was completed on October 19, 2009 (the “Porex Sale”) and the sale of Little Blue Book print directory business (“LBB”) was completed on September 30, 2009 (the “LBB Sale”). See Note 3 for further details.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Seasonality

The timing of the Company’s revenue is affected by seasonal factors. The Company’s public portal advertising and sponsorship revenue is seasonal, primarily due to the annual spending patterns of the advertising and sponsorship clients of the Company’s public portals. This portion of the Company’s revenue is usually the lowest in the first quarter of each calendar year, and generally increases during each consecutive quarter throughout the year. The timing of revenue in relation to the Company’s expenses, many of which do not vary directly with revenue, has an impact on cost of operations, sales and marketing and general and administrative expenses as a percentage of revenue in each calendar quarter.

Cash and Cash Equivalents

All highly liquid investments with an original maturity from the date of purchase of three months or less are considered to be cash equivalents. These investments are stated at cost, which approximates market. The Company’s cash and cash equivalents are generally invested in various money market accounts.

Fair Value

The carrying amount of cash and cash equivalents, accounts receivable, accrued expenses and deferred revenue is deemed to approximate fair value due to the immediate or short-term maturity of these financial instruments. See Note 12 for further information on the fair value of the Company’s investments.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the Company’s analysis, there was no impairment of goodwill and indefinite lived intangible assets of any of the Company’s continuing operations in connection with the annual impairment tests that were performed during the years ended December 31, 2011, 2010 and 2009.

Internal Use Software

Software development costs that are incurred in the preliminary project stage are expensed as incurred. Once certain criteria have been met, direct costs incurred in developing or obtaining computer software are capitalized. The Company capitalized $4,229 and $8,817 during the years ended December 31, 2011 and 2010, respectively. Capitalized internal use software development costs are included in property and equipment in the accompanying consolidated balance sheets. Training and data conversion costs are expensed as incurred. Capitalized software costs are depreciated over a three-year period. Depreciation expense related to internal use software was $6,224, $6,107 and $5,749 for the years ended December 31, 2011, 2010 and 2009, respectively.

Website Development Costs

Costs related to the planning and post implementation phases of WebMD’s Website development efforts, as well as minor enhancements and maintenance, are expensed as incurred. Direct costs incurred in the development phase are capitalized. The Company capitalized $5,626 and $3,340 during the years ended December 31, 2011 and 2010, respectively. These capitalized costs are included in property and equipment in the accompanying consolidated balance sheets and are depreciated over a three-year period. Depreciation expense related to Website development costs was $5,230, $5,030 and $7,379 during the years ended December 31, 2011, 2010 and 2009, respectively.

Restricted Cash

The Company’s restricted cash primarily relates to collateral for letters of credit obtained to support the Company’s operations. As of December 31, 2011 and 2010, the total restricted cash was $1,755 and $2,024, respectively, and is included in other assets in the accompanying consolidated balance sheets.

Deferred Charges

Other assets includes costs associated with the issuance of the Company’s convertible notes that are amortized to interest expense in the accompanying consolidated statements of operations, using the effective interest method over the period from issuance through the earliest date on which holders can demand redemption. The Company capitalized $8,493 of issuance costs in connection with the 2005 issuance of the $300,000 3 1/8% Convertible Notes due 2025 (the “3 1/8% Notes”) and $10,411 of issuance costs in connection with the 2003 issuance of the $350,000 1.75% Convertible Subordinated Notes due 2023 (the “1.75% Notes”). Additionally, during the year ended December 31, 2011, the Company capitalized issuance costs of $12,655 and $12,595, respectively, related to the issuance of its 2.50% Convertible Notes due 2018 (the “2.50% Notes”) and its 2.25% Convertible Notes due 2016 (the “2.25% Notes”), respectively. The aggregate amortization of these issuance costs, which is included within interest expense in the accompanying statements of operations, was $3,758, $1,097 and $2,359 for the years ended December 31, 2011, 2010 and 2009, respectively. In connection with the conversions and repurchases of the 1.75% Notes and 3 1/8% Notes during 2010 and 2009, issuance costs of $2,600 and $1,260, respectively, were written off. As of December 31, 2011 and 2010, there were $21,492 and $0 of unamortized issuance costs included within other long-term assets of the accompanying consolidated balance sheets.

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

Presentation of Segment Information

The Company generates its revenue through its public and private portals. Discrete financial information related to a measure of profit or loss for these two revenue streams is not available as they leverage many common expenses, and the Company does not separately allocate these common expenses when making decisions about allocating resources to, or in assessing the performance of its business. Accordingly, the Company views its business as one reportable operating segment.

The following table presents the revenues recognized related to the Company’s public portals and private portals during the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Public portal revenues	$477,325	$446,969	$347,570
Private portal revenues	81,450	87,550	90,966

	$558,775	$534,519	$438,536

Sales, Use and Value Added Tax

The Company excludes sales, use and value added tax from revenue in the accompanying consolidated statements of operations.

Advertising Costs

Advertising costs are generally expensed as incurred and totaled $3,405, $7,105 and $10,929 in 2011, 2010 and 2009, respectively. Included in advertising expense were non-cash advertising costs of $1,753 in 2009. These non-cash advertising costs resulted from a relationship with News Corporation that the Company entered into in 2000 and amended in 2001, through which the Company received rights to an aggregate of $205,000 in advertising services from News Corporation to be used over nine years expiring in 2009, in exchange for equity securities issued by the Company. The advertising services were initially recorded at fair value determined using a discounted cash flow methodology, and were amortized as the advertisements were broadcast. As of December 31, 2009, there were no remaining prepaid advertising services.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Concentration of Credit Risk

None of the Company’s customers individually accounted for more than 10% of the Company’s revenue in 2011, 2010 or 2009 or more than 10% of the Company’s accounts receivable as of December 31, 2011 or 2010.

The Company’s revenue is principally generated in the United States. An adverse change in economic conditions in the United States could negatively affect the Company’s revenue and results of operations. The Company recorded revenue from foreign customers of $14,679, $6,243 and $3,693 during the years ended December 31, 2011, 2010 and 2009, respectively.

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

	Years Ended December 31,
	2011	2010	2009
Numerator:
Income from continuing operations	$64,188	$52,272	$67,018
Effect of participating non-vested restricted stock	(436)	(601)	(787)

Income from continuing operations — Basic	63,752	51,671	66,231
Interest expense on 1.75% Notes, net of tax	—	1,469	3,714
Effect of dilutive securities of subsidiary	—	—	(343)

Income from continuing operations — Diluted	$63,752	$53,140	$69,602

Income from discontinued operations, net of tax	$10,388	$1,800	$50,318
Effect of participating non-vested restricted stock	(71)	(21)	(591)

Income from discontinued operations, net of tax — Basic	10,317	1,779	49,727
Effect of dilutive securities of subsidiary	—	—	53

Income from discontinued operations, net of tax — Diluted	$10,317	$1,779	$49,780

Denominator:
Weighted-average shares — Basic	57,356	55,328	47,400
Employee stock options and restricted stock	1,768	3,706	2,265
1.75% Notes	—	3,194	8,075

Adjusted weighted-average shares after assumed conversions — Diluted	59,124	62,228	57,740

Basic income per common share:
Income from continuing operations	$1.11	$0.93	$1.40
Income from discontinued operations	0.18	0.04	1.05

Net income attributable to Company stockholders	$1.29	$0.97	$2.45

Diluted income per common share:
Income from continuing operations	$1.08	$0.85	$1.21
Income from discontinued operations	0.17	0.03	0.86

Net income attributable to Company stockholders	$1.25	$0.88	$2.07

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has excluded its convertible notes, as well as stock options, restricted stock and, in 2009, certain warrants, from the calculation of diluted income per common share during the periods in which such securities were anti-dilutive. The following table presents the total weighted average number of potentially dilutive common shares that were excluded from the computation of diluted income per common share during the periods presented (shares in thousands):

	Years Ended December 31,
	2011	2010	2009
Options, restricted stock and warrants	3,420	1,843	12,929
Convertible notes	10,224	3,777	7,147

	13,644	5,620	20,076

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As a result of the adoption of ASU 2009-13, revenue for the year ended December 31, 2011 was higher by $800 than the revenue that would have been recognized under the previous accounting standard. The impact on diluted income per share was $0.01 during the year ended December 31, 2011. This resulted from services that were provided or partially provided during the year ended December 31, 2011, for certain deliverables of the Company’s multiple deliverable arrangements for which the Company would have previously deferred the related revenue under the previous accounting standards. During the year ended December 31, 2011, the Company assigned value to these deliverables using its best estimate of selling price, and recognized revenue as they were delivered. The multiple deliverable arrangements that were impacted by ASU 2009-13 related to the Company’s public portal revenues and the services underlying such arrangements are generally delivered over periods of twelve months or less. The Company is not able to reasonably estimate the effect of adopting ASU 2009-13 on future periods as the impact will vary based on many factors including, but not limited to, the quantity and size of new or materially modified multiple-deliverable arrangements entered into, as well as the nature of the various services contained within those arrangements and the time periods over which those services are delivered.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3.    Discontinued Operations

EPS

On September 14, 2006, the Company completed the sale of Emdeon Practice Services, Inc. (together with its subsidiaries, “EPS”) to Sage Software, Inc., an indirect wholly owned subsidiary of The Sage Group plc (the “EPS Sale”). The Company had certain indemnity obligations to advance amounts for reasonable defense costs for initially ten, and later four, former officers and directors of EPS (the “EPS Indemnification Obligations”) who were indicted in connection with an investigation by the United States Attorney for the District of South Carolina (the “Investigation”) that began in 2003. The Investigation related principally to issues of financial accounting improprieties relating to Medical Manager Corporation, a predecessor of HLTH (by its merger into HLTH in September 2000), and more specifically, HLTH’s former Medical Manager Health Systems, Inc. subsidiary. Medical Manager Health Systems was a predecessor to EPS. On December 15, 2005, the United States Attorney announced the indictments of the ten former officers and employees of Medical Manager Health Systems. The indictment initially charged the defendants with conspiracy to commit mail, wire and securities fraud, a violation of Title 18, United States Code, Section 371 and conspiracy to commit money laundering, a violation of Title 18, United States Code, Section 1956(h) but the second count was dismissed in 2009. One of the defendants passed away in 2008 and was dismissed from the indictment. Four of the defendants were dismissed from the case and two defendants were severed from the case and their cases were transferred to Tampa, Florida. In addition, one of the defendants entered into a Deferred Prosecution Agreement with the United States pursuant to which all charges were dismissed against him on July 26, 2010. The trial of two of the former officers of Medical Manager Health Systems began on January 19, 2010 and, on March 1, 2010, both men were found guilty by the jury; however, the Court set the verdict aside on May 27, 2010 and entered a judgment of acquittal.

In connection with the EPS Sale, the Company agreed to retain the responsibility for the EPS Indemnification Obligations. During the year ended December 31, 2007, based on information available at that time, the Company determined a reasonable estimate of the range of probable costs with respect to its indemnification obligation and, accordingly, recorded an aggregate pre-tax charge of $73,347, which represented the Company’s estimate of the low end of the probable range of costs related to this matter. The Company had reserved the low end of the probable range of costs because no estimate within the range was a better estimate than any other amount. That estimate included assumptions as to the duration of the trial and pre-trial periods, and the defense costs to be incurred during these periods. The Company updated the estimated range of its

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indemnification obligation based on new information received during the years ended December 31, 2008 and 2009, and as a result, recorded additional pre-tax charges of $29,078 and $14,367, respectively. As described above, two of the former officers and directors of EPS were found guilty; however, the Court set the verdict aside on May 27, 2010 and entered a judgment of acquittal. The government entered a notice of appeal with respect to the Court’s order. At that time, two other former officers of EPS were awaiting trial in Tampa, Florida, which was scheduled to begin on October 4, 2010; however, on July 9, 2010 the Court in Tampa placed the case against those defendants on hold pending resolution of the appeal of the South Carolina ruling. On June 8, 2011, upon the motion of the government, the United States Court of Appeals for the Fourth Circuit dismissed the government’s appeal of the District Court’s rulings, thereby ending the government’s case against the two defendants in South Carolina. On July 8, 2011, upon the motion of the government, the United States District Court for the Middle District of Florida granted a motion to dismiss the government’s case against the remaining two defendants in Florida. As a result of these two decisions, it is the Company’s understanding that the Investigation has concluded. As of December 31, 2010, the remaining accrual with respect to the EPS Indemnification Obligations was $7,527, and was included within liabilities of discontinued operations on the accompanying consolidated balance sheet. During the year ended December 31, 2011, the Company reversed the remainder of this accrual as it determined it no longer has any remaining liability with respect to the EPS Indemnification Obligations as a result of the June 8, 2011 and July 8, 2011 decisions described above. The reversal of the remaining accrual of $7,206 is included in income from discontinued operations, net of tax, within the accompanying consolidated statements of operations during the year ended December 31, 2011.

Also included within liabilities of discontinued operations related to this matter was $5,000 as of December 31, 2010, which represented certain reimbursements received from the Company’s insurance carriers between July 31, 2008 and December 31, 2010 under certain directors and officers liability insurance policies (the “Policies”) for expenses that the Company had incurred and expected to continue to incur for the EPS Indemnification Obligations. The Company deferred recognizing these insurance reimbursements within the consolidated statement of operations because of the possibility they might have to be repaid to the insurance carriers under the terms of the applicable Policies. However, as a result of the June 8, 2011 and July 8, 2011 dismissals described above, the Company believes that the insurance carriers do not have the ability to recover this amount and accordingly, the Company reversed this accrual during the year ended December 31, 2011. The reversal of $5,000 is included in income from discontinued operations, net of tax, within the accompanying consolidated statements of operations during the year ended December 31, 2011. During the year ended December 31, 2010, income from discontinued operations primarily related to the release back to the Company of $3,855 for certain EPS related compensation that was previously held in escrow, offset by a charge related to the settlement with one of the Company’s directors and officers liability insurance carriers. During the year ended December 31, 2009 the Company received reimbursements for EPS Indemnification Obligations from its insurance carriers under the Policies in the amount of $53,150 and recognized that amount within consolidated income from discontinued operations during the year ended December 31, 2009.

Porex

In February 2008, the Company announced its intention to divest its Porex business, and on October 19, 2009, the Company completed the sale. In connection with the sale of Porex, the Company received $74,378 in cash at closing, which was later reduced by $1,430 as a result of a customary adjustment based on the amount of Porex’s working capital, received $67,500 in senior secured notes (the “Senior Secured Notes”) and incurred approximately $4,900 of transaction expenses. The Senior Secured Notes were secured by certain assets of the acquirer. The Senior Secured Notes accrued interest at a rate of 8.75% per annum, payable quarterly. The Senior Secured Notes were issued in four series: the Senior Secured Notes of the first, second and third series had an aggregate principal amount of $10,000 each and were scheduled to mature on the first, second and third anniversaries of the closing, respectively; and the Senior Secured Notes of the fourth series had an aggregate

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principal amount of $37,500 and were scheduled to mature on the fourth anniversary of the closing. The Company determined the fair value of the Senior Secured Notes was $63,598 as of October 19, 2009. On April 1, 2010, the Company sold the Senior Secured Notes for $65,475 plus accrued interest. The Company recognized a pre-tax gain of $1,362 related to the sale of the Senior Secured Notes, representing the excess of the sale proceeds over the adjusted cost basis of the Senior Secured Notes, which is reflected in loss on investments in the accompanying consolidated statement of operations for the year ended December 31, 2010.

In addition, the Company agreed to indemnify Porex for certain tax matters, which were estimated by the Company to be approximately $4,800. During the year ended December 31, 2011, as a result of the completion of a tax audit for one of the related matters under such indemnification, the Company reduced its indemnification liability by $2,994, and accordingly, this amount is reflected within income from discontinued operations during the year ended December 31, 2011. Additionally, the Company paid $287 related to the completion of this tax audit during the year ended December 31, 2011. The remaining estimate of the Company’s tax indemnification liability related to Porex is $1,506 and is included within liabilities of discontinued operations within the accompanying balance sheet as of December 31, 2011.

In connection with the sale of Porex, the Company recognized a pre-tax gain of $25,790 for the year ended December 31, 2009.

Summarized operating results for the discontinued operations of Porex are as follows:

Year ended December 31, 2009
Revenue	$68,208
Earnings before taxes	14,137
Gain on disposal before taxes	25,790

Little Blue Book Print Directory Business

In March 2009, the Company decided to divest LBB. As a result, the historical financial information for LBB has been reflected as discontinued operations in the accompanying Consolidated Financial Statements. During the year ended December 31, 2009, the Company recorded an impairment charge of $8,300 to reduce the carrying value of LBB to its current estimated fair value. On September 30, 2009, the Company completed the sale of LBB in which it received cash proceeds of $2,590. Summarized operating results for the discontinued operations of LBB and the loss recognized on the sale are as follows:

Year ended December 31, 2009
Revenue	$4,066
Losses before taxes	(8,432)
Loss on disposal before taxes	(103)

4.    Convertible Notes

2.50% Convertible Notes due 2018

On January 11, 2011, the Company issued $400,000 aggregate principal amount of its 2.50% Notes in a private offering. Unless previously converted, the 2.50% Notes will mature on January 31, 2018. Net proceeds from the sale of the 2.50% Notes were approximately $387,345, after deducting the related offering expenses, of which approximately $100,000 was used to repurchase 1,920,490 shares of the Company’s Common Stock at a

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price of $52.07 per share, the last reported sale price of the Company’s Common Stock on January 5, 2011, which repurchase settled on January 11, 2011. Interest on the 2.50% Notes is payable semi-annually on January 31 and July 31 of each year, commencing July 31, 2011. Under the terms of the 2.50% Notes, holders may surrender their 2.50% Notes for conversion into the Company’s Common Stock at an initial conversion rate of 15.1220 shares of Common Stock per thousand dollars principal amount of the 2.50% Notes. This is equivalent to an initial conversion price of approximately $66.13 per share of Common Stock. In the aggregate, the 2.50% Notes are convertible into 6,048,800 shares of the Company’s Common Stock. The conversion rate may be adjusted under certain circumstances. Under the terms of the 2.50% Notes, if the Company undergoes certain change of control transactions prior to the maturity date of the 2.50% Notes, holders of the 2.50% Notes will have the right, at their option, to require the Company to repurchase some or all of their 2.50% Notes at a repurchase price equal to 100% of the principal amount of the 2.50% Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. At the Company’s option, and to the extent permitted by the applicable rules of the Nasdaq Global Select Market (or the applicable rules of such other exchange on which the Company’s Common Stock may be listed), instead of paying the repurchase price in cash, the Company may pay the repurchase price in shares of its Common Stock or a combination of cash and shares of its Common Stock. However, in the case of certain change of control transactions in which the Company is acquired by a public company, the Company may elect to provide for conversion of the 2.50% Notes into acquirer common stock, in which case the repurchase option would not apply.

2.25% Convertible Notes due 2016

On March 14, 2011, the Company issued $400,000 aggregate principal amount of its 2.25% Notes in a private offering. Unless previously converted, the 2.25% Notes will mature on March 31, 2016. Net proceeds from the sale of the 2.25% Notes were approximately $387,400, after deducting the related offering expenses, of which approximately $50,000 was used to repurchase 868,507 shares of the Company’s Common Stock at a price of $57.57 per share, the last reported sale price of the Company’s Common Stock on March 8, 2011, which repurchase settled on March 14, 2011. Interest on the 2.25% Notes is payable semi-annually on March 31 and September 30 of each year, commencing September 30, 2011. Under the terms of the 2.25% Notes, holders may surrender their 2.25% Notes for conversion into the Company’s Common Stock at an initial conversion rate of 13.5704 shares of Common Stock per thousand dollars principal amount of the 2.25% Notes. This is equivalent to an initial conversion price of approximately $73.69 per share of Common Stock. In the aggregate, the 2.25% Notes are convertible into 5,428,160 shares of the Company’s Common Stock. The conversion rate may be adjusted under certain circumstances. Under the terms of the 2.25% Notes, if the Company undergoes certain change of control transactions prior to the maturity date of the 2.25% Notes, holders of the 2.25% Notes will have the right, at their option, to require the Company to repurchase some or all of their 2.25% Notes at a repurchase price equal to 100% of the principal amount of the 2.25% Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. At the Company’s option, and to the extent permitted by the applicable rules of the Nasdaq Global Select Market (or the applicable rules of such other exchange on which the Company’s Common Stock may be listed), instead of paying the repurchase price in cash, the Company may pay the repurchase price in shares of its Common Stock or a combination of cash and shares of its Common Stock. However, in the case of certain change of control transactions in which the Company is acquired by a public company, the Company may elect to provide for conversion of the 2.25% Notes into acquirer common stock, in which case the repurchase option would not apply.

3  1/8% Convertible Notes due 2025

During 2005, the Company issued $300,000 aggregate principal amount of its 3 1/8% Notes in a private offering. The 3 1/8% Notes were scheduled to mature on September 1, 2025. Interest on the 3 1/8% Notes accrued at the rate of 3 1/8% per annum and was payable semiannually on March 1 and September 1, commencing

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 1, 2006. The Company would also have been required to pay contingent interest of 0.25% per annum to the holders of the 3 1/8% Notes during specified six-month periods, commencing with the six-month period beginning on September 1, 2012, if the average trading price of a 3 1/8 % Note for the specified period equaled 120% or more of the principal amount of the 3 1/8% Notes.

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

	Years Ended December 31,
	2010	2009
Contractual coupon interest	$4,186	$8,310
Amortization of debt discount	4,230	7,846
Amortization of debt issuance costs	587	1,087

Interest expense for 3 1/8% Notes	$9,003	$17,243

Effective interest rate	7.4%	7.4%

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

During 2010, the Company repurchased $42,168 principal amount of its 3 1/8% Notes for $52,418 in cash and the holders of the 3 1/8% Notes converted $208,132 principal amount into 5,942,204 shares of the Company’s Common Stock. The Company recognized an aggregate pre-tax loss of $13,622 related to the repurchases and conversions of the 3 1/8% Notes during 2010, which is reflected within loss (gain) on convertible notes in the accompanying consolidated statement of operations. The loss includes the expensing of remaining deferred issuance costs outstanding related to the repurchased notes.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the conversion and repurchase activity described above, as of December 31, 2010, no 3 1/8% Notes remained outstanding.

1.75% Convertible Subordinated Notes due 2023

During 2003, the Company issued $350,000 aggregate principal amount of 1.75% Notes in a private offering. The 1.75% Notes were scheduled to mature on June 15, 2023. Interest on the 1.75% Notes accrued at the rate of 1.75% per annum and was payable semiannually on June 15 and December 15. The Company would also have been required to pay contingent interest of 0.25% per annum of the average trading price of the 1.75% Notes during specified six-month periods, commencing on June 20, 2010, if the average trading price of the 1.75% Notes for specified periods equals 120% or more of the principal amount of the 1.75% Notes.

As of the time the 1.75% Notes were issued, they were convertible into an aggregate of 10,106,563 shares of the Company’s Common Stock (representing a conversion price of $34.63 per share) if the sale price of the Company’s Common Stock exceeds 120% of the conversion price for specified periods and in certain other circumstances. The 1.75% Notes were redeemable by the Company after June 15, 2008 and prior to June 20, 2010, subject to certain conditions, including the sale price of the Company’s Common Stock exceeding certain levels for specified periods. If the 1.75% Notes were redeemed by the Company during this period, the Company was required to make additional interest payments. After June 20, 2010, the 1.75% Notes were redeemable at any time for cash at 100% of their principal amount. Holders of the 1.75% Notes had the right to require the Company to repurchase their 1.75% Notes on June 15, 2010, June 15, 2013 and June 15, 2018, for cash at 100% of the principal amount of the 1.75% Notes, plus accrued interest. Upon a change in control, holders had the right to require the Company to repurchase their 1.75% Notes for, at the Company’s option, cash or shares of Common Stock, or a combination thereof, at a price equal to 100% of the principal amount of the 1.75% Notes being repurchased.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Long-Lived Assets

Property and Equipment

Property and equipment consist of the following:

	December 31,
	2011	2010
Software	$40,531	$37,666
Computer equipment	44,144	37,055
Web site development costs	39,027	33,823
Leasehold improvements	34,811	30,860
Office equipment, furniture and fixtures	11,225	10,642
Land and buildings	1,847	1,847

	171,585	151,893
Less: accumulated depreciation	(114,446)	(90,377)

Property and equipment, net	$57,139	$61,516

Depreciation expense was $24,174, $24,184 and $21,877 in 2011, 2010 and 2009, respectively.

Goodwill and Intangible Assets

There were no changes in the carrying amount of goodwill during the years ended December 31, 2011 and 2010. Intangible assets consist of the following:

	December 31, 2011				December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life(a)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life(a)
Content	$15,954	$(15,954)	$—	—	$15,954	$(15,954)	$—	—
Customer relationships	34,057	(20,852)	13,205	6.5	34,057	(18,760)	15,297	7.5
Technology and patents	14,700	(14,700)	—	—	14,700	(14,700)	—	—
Trade names-definite lives	6,030	(3,700)	2,330	4.4	6,030	(3,165)	2,865	5.4
Trade names-indefinite lives	4,464	—	4,464	n/a	4,464	—	4,464	n/a

Total	$75,205	$(55,206)	$19,999		$75,205	$(52,579)	$22,626

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense was $2,627, $3,394 and $6,308 in 2011, 2010 and 2009, respectively. Future amortization expense for intangible assets is estimated to be:

Year Ending December 31:
2012	$2,627
2013	$2,627
2014	$2,627
2015	$2,617
2016	$2,617
Thereafter	$2,420

6.    Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2011	2010
Accrued compensation	$30,253	$31,565
Accrued outside services	3,967	4,028
Accrued marketing and distribution	2,857	5,624
Accrued income, sales and other taxes	962	983
Other accrued liabilities	17,199	10,981

	$55,238	$53,181

7.    Commitments and Contingencies

Legal Proceedings

In re WebMD Health Corp. Securities Litigation, Solomon v. Wygod, In re WebMD Health Corp. Shareholder Derivative Litigation

Six shareholder lawsuits, each of which is described below, have been filed in federal and state court in New York. The lawsuits relate to certain forward-looking information made publicly available by the Company.

On August 2, 2011 and August 26, 2011, federal securities class action complaints entitled Canson v. WebMD Health Corp., et al. and Malland v. WebMD Health Corp., et al., respectively, were filed in the United States District Court for the Southern District of New York on behalf of purchasers of the Company’s common stock between February 23, 2011 and July 15, 2011. On November 7, 2011, the two cases were consolidated under the caption In re WebMD Health Corp. Securities Litigation (the “Federal Securities Action”) and lead plaintiffs and lead counsel were appointed. An initial pretrial conference, previously scheduled for November 29, 2011, was adjourned to June 25, 2012. On February 14, 2012, the lead plaintiffs filed their consolidated amended complaint (the “Complaint”), which alleges claims on behalf of purchasers of the Company’s securities between February 23, 2011 and January 10, 2012. The Complaint alleges that the Company, and certain of its officers made false and misleading statements in violation of the Securities Exchange Act of 1934 and seeks unspecified damages and costs. Pursuant to a stipulated order, the defendants have until April 16, 2012 to file a motion to dismiss or otherwise respond to the Complaint.

On August 31, 2011, a shareholder derivative action entitled Solomon, et anno. v. Wygod, et al. was filed in the Supreme Court of the State of New York, New York County (the “State Court Derivative Action”). The State Court Derivative Action purports to assert claims on behalf of the Company, alleging breach of fiduciary duties,

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On September 19, 2011, September 28, 2011 and October 25, 2011, shareholder derivative actions entitled Gordon v. Wygod, et al., Wargula v. Wygod, et al. and Garber v. Wygod, et al., respectively, were filed in the United States District Court for the Southern District of New York (the “Federal Derivative Action”). The complaints in the Federal Derivative Action purport to assert claims on behalf of the Company. Two of the complaints allege violations of the Securities Exchange Act of 1934, and all three complaints allege state law violations, including breach of fiduciary duties, corporate waste and unjust enrichment by certain of the Company’s officers and directors. The complaints seek unspecified damages, corporate governance changes, restitution, disgorgement and costs. The three actions have been consolidated under the caption In re WebMD Health Corp. Shareholder Derivative Litigation. Pursuant to a stipulated order, a consolidated complaint shall be filed not later than thirty (30) days after entry of an order on a motion to dismiss in the Federal Securities Action and the defendants need not respond to any prior filed complaints in the consolidated actions.

The Company believes that the Federal Securities Action, the State Court Derivative Action and the Federal Derivative Action are without merit and intends to vigorously defend against them. The Company is unable to predict the outcomes of these actions or to reasonably estimate the possible loss or range of loss, if any, arising from the claims asserted therein.

Other Legal Proceedings

In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that their outcomes will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Leases

The Company leases its offices and other facilities under operating lease agreements that expire at various dates through 2022. Total rent expense for all operating leases was approximately $8,104, $7,922 and $7,306 in 2011, 2010 and 2009, respectively. Included in other long-term liabilities as of December 31, 2011 and 2010 were $13,406 and $12,973, respectively, related to lease incentives and the difference between rent expense and the rental amount payable for leases with fixed escalations.

Future minimum lease commitments under non-cancelable lease agreements at December 31, 2011 were as follows:

Years Ending December 31,
2012	$9,445
2013	9,760
2014	10,023
2015	9,908
2016	6,588
Thereafter	31,282

Total minimum lease payments	$77,006

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

8.    Stock-Based Compensation

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

The 2005 Long-Term Incentive Plan, (as amended, the “2005 Plan”) is the only plan under which future grants can be made. The maximum number of shares of the Company’s Common Stock that may be subject to awards under the 2005 Plan was 18,200,000 as of December 31, 2011, subject to adjustment in accordance with the terms of the 2005 Plan. The Company had an aggregate of 932,233 shares of Common Stock available for future grants under the 2005 Plan at December 31, 2011.

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

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value(1)
Outstanding at January 1, 2009	30,051,870	$30.04
Granted	1,000,673	28.98
Exercised	(4,614,910)	23.29
Cancelled	(4,008,680)	39.67

Outstanding at December 31, 2009	22,428,953	29.67
Granted	2,088,900	46.39
Exercised	(12,281,271)	27.05
Cancelled	(2,008,827)	57.36

Outstanding at December 31, 2010	10,227,755	30.79
Granted	3,267,150	36.02
Exercised	(1,530,318)	26.91
Cancelled	(910,206)	35.81

Outstanding at December 31, 2011	11,054,381	$32.46	7.3	$87,612

Vested and exercisable at the end of the period	4,126,225	$30.41	5.6	$40,523

(1)	The aggregate intrinsic value is based on the market price of the Company’s Common Stock on December 30, 2011, the last trading day in December 2011, which was $37.55, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on December 30, 2011.

The following table summarizes information with respect to options outstanding and options exercisable at December 31, 2011:

	Outstanding			Exercisable
Exercise Prices	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In Years)	Shares	Weighted Average Exercise Price Per Share
$12.40-$19.95	773,194	$17.57	3.5	706,166	$17.43
$20.05-$23.59	657,148	21.68	6.6	399,858	21.56
$23.61	2,635,806	23.61	6.9	858,506	23.61
$23.74-$29.98	1,340,736	28.07	7.4	599,683	26.90
$30.00-$30.98	1,064,412	30.06	9.3	81,783	30.36
$31.02-$36.96	1,232,603	34.06	8.4	228,853	33.27
$37.00-$45.82	1,027,583	41.95	6.9	535,633	41.92
$46.18-$46.95	1,148,600	46.71	8.4	279,473	46.71
$47.02-$92.61	1,174,299	51.40	7.7	436,270	51.70

	11,054,381	$32.46	7.3	4,126,225	$30.41

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

	Years Ended December 31,
	2011	2010	2009
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.30-0.42	0.31-0.33	0.38-0.55
Risk-free interest rate	1.09%	1.92%	1.45%
Expected term (years)	4.6	4.8	3.4
Weighted average fair value of options granted during the period	$11.75	$14.53	$11.01

During February 2012, certain of the Company’s officers and directors voluntarily surrendered a total of 960,600 stock options with a weighted average exercise price of $46.85 per share.

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

	Years Ended December 31,
	2011		2010		2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at the beginning of the year	1,106,751	$33.13	1,106,124	$27.51	1,244,900	$23.99
Granted	570,367	38.73	304,775	46.90	411,875	33.63
Vested	(385,285)	31.24	(284,761)	26.65	(449,936)	23.50
Forfeited	(86,500)	35.95	(19,387)	25.15	(100,715)	26.87

Balance at the end of the year	1,205,333	$36.18	1,106,751	$33.13	1,106,124	$27.51

Proceeds received from the exercise of options to purchase shares of the Company’s Common Stock were $28,339, $59,825 and $42,898 for the years ended December 31, 2011, 2010 and 2009, respectively. Additionally, in connection with the exercise of certain stock options and the vesting of restricted stock, the Company made payments of $9,234, $86,533 and $17,645 during the years ended December 31, 2011, 2010 and 2009, respectively, related to employee statutory withholding taxes that were satisfied by withholding shares of Common Stock of equal value from the respective employees. The proceeds and payments described above are reflected within cash flows from financing activities within the accompanying consolidated statements of cash flows.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The intrinsic value related to stock options that were exercised, combined with the fair value of shares of restricted stock that vested, aggregated $54,069, $251,341 and $63,571 for the years ended December 31, 2011, 2010 and 2009, respectively.

Other

Each year the Company issues shares of its Common Stock to each WebMD non-employee director with a value equal to their annual board and committee retainers. The Company recorded $345, $361 and $327 of stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009, respectively, in connection with these issuances.

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Years Ended December 31,
	2011	2010	2009
Stock options	$25,752	$23,324	$29,153
Restricted stock	13,640	9,615	10,625
Other	345	361	327

Total stock-based compensation expense	$39,737	$33,300	$40,105

Included in:
Cost of operations	$7,707	$7,211	$6,723
Sales and marketing	9,079	8,033	8,069
General and administrative	22,951	18,056	24,620

Consolidated income from continuing operations	39,737	33,300	39,412
Consolidated income from discontinued operations	—	—	693

Total stock-based compensation expense	$39,737	$33,300	$40,105

Stock-based compensation expense during the year ended December 31, 2009 includes $1,193 related to the year ended December 31, 2008. As of December 31, 2011, approximately $84,900 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 2.7 years, related to the Plans.

Tax benefits attributable to stock-based compensation represented 39% of stock-based compensation expense during each of the years ended December 31, 2011, 2010 and 2009.

9.    Retirement Plans

The Company maintains a defined contribution retirement plan covering substantially all of its employees, which provides for matching and discretionary contributions. The Company has recorded expenses related to this plan of $3,876, $3,441 and $2,854 for 2011, 2010 and 2009, respectively, related to these matching and discretionary contributions.

10.  Equity

Treasury Stock

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

On December 10, 2009, the Company completed a tender offer (the “2009 Tender Offer”) through which it repurchased 6,339,227 shares of its Common Stock at a price of $37.00 per share. The total cost of the 2009 Tender Offer was $235,220, which includes $670 of costs directly attributable to the purchase.

Stock Repurchase Program

In 2008, the Board of Directors established a stock repurchase program (the “2008 Program”), at which time the Company was authorized to use up to $30,000, which was subsequently increased by $15,331 in July 2011, to purchase shares of WebMD Common Stock, from time to time, in the open market, through block trades or in private transactions, depending on market conditions and other factors. During August 2011, the Board of Directors terminated the 2008 Program and established a new stock repurchase program (the “2011 Program” and, collectively with the 2008 Program, the “Programs”) through which the Company was authorized to use up to $75,000 to purchase shares of WebMD Common Stock. During October 2011, the Company’s Board of Directors authorized a $75,000 increase to the 2011 Program. During 2010, the Company repurchased 352,572 shares, at an aggregate cost of $14,914 under the Programs. During 2011, the Company repurchased 2,883,798 shares at an aggregate cost of $91,263 under the Programs. As of December 31, 2011, $89,073 remained available for repurchases under the 2011 Program. Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying consolidated balance sheets.

Repurchase Activity in Connection with Convertible Notes

On January 5, 2011, the Company used $100,000 of the proceeds from the issuance and sale of the 2.50% Notes to repurchase 1,920,490 shares of the Company’s Common Stock at a price of $52.07 per share. Additionally, on March 8, 2011, the Company used $50,000 of the proceeds from the issuance and sale of the 2.25% Notes to repurchase 868,507 shares of the Company’s Common Stock at a price of $57.57 per share. See Note 4 for further discussion of the Company’s 2.50% Notes and 2.25% Notes. Neither of these share repurchases were made under the Programs.

Warrants

At December 31, 2009, the Company had warrants outstanding to purchase 3,419 common shares at an exercise price of $67.51 per share. These warrants expired in January 2010. The Company did not have any warrants outstanding as of December 31, 2011 and 2010.

Shareholder Rights Agreement

The Company has entered into a Stockholder Rights Agreement, dated as of November 2, 2011 (the “Rights Agreement”), by and between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent. Pursuant to the terms of the Rights Agreement, which has a one-year term, one preferred stock purchase right (a “Right”) was attached to each outstanding share of the Company’s Common Stock held by holders of record as of the close of business on November 14, 2011 and the Company will issue one Right with each new

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share of Common Stock issued after that date until the Rights expire. The Rights will initially trade with and be inseparable from the Company’s Common Stock and will not be evidenced by separate certificates unless they become exercisable. The Rights will expire at the close of business on November 1, 2012, unless earlier redeemed by the Company or unless the Rights Agreement is amended. Each Right entitles its holder to purchase from the Company one one-thousandth of a share (a “Unit”) of Series A Junior Preferred Stock, par value $0.01 per share (the “Preferred Stock”), at an exercise price of $153.00 per Unit, subject to adjustment in accordance with the terms of the Rights Agreement, once the Rights become exercisable.

In general terms, under the Rights Agreement, the Rights become exercisable if any person or group acquires beneficial ownership of 12% or more of the Common Stock or commences a tender or exchange offer which, upon consummation, would result in such person or group being the beneficial owner of 12% or more of the Company’s outstanding common stock. For purposes of the Rights Agreement, beneficial ownership is defined to include ownership of the shares underlying options, warrants, convertible securities, stock appreciation rights, swap agreements or other securities or contract rights or certain derivative positions, whether or not currently exercisable. If any person or group becomes the beneficial owner of 12% or more of the Company’s Common Stock, then each Right not owned by such person (or certain related parties) will entitle its holder to purchase, at the Right’s then-current exercise price, Units of Preferred Stock (or, in certain circumstances, Company Common Stock, cash, property or other securities of the Company) having a market value equal to twice the then-current exercise price of the Right. In addition, if the Company is involved in a merger or other business combination transactions with another person after which its Common Stock does not remain outstanding, or sells 50% or more of its assets or earning power to another person, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, shares of common stock of the ultimate parent of such other person having a market value equal to twice the then-current exercise price of the Right. Each Unit of Preferred Stock, if issued: (i) will be non-redeemable and subordinate to any other shares of preferred stock that may be issued by the Company; (ii) will entitle holders to certain dividend and liquidation payments; (iii) will have one vote, voting together with the Company Common Stock; (iv) will entitle holders to elect two directors if dividends are in arrears for six consecutive fiscal quarters; (v) if shares of Company Common Stock are exchanged via merger, consolidation, or a similar transaction, will entitle holders to a per share payment equal to the payment made on one share of Company Common Stock; and (vi) is protected by customary anti-dilution provisions with respect to dividends, liquidation and voting rights, and in the event of mergers and consolidations. Because of the nature of the Preferred Stock’s dividend, liquidation and voting rights, the economic value of one Unit of Preferred Stock that may be acquired upon the exercise of each Right should approximate the economic value of one share of Company Common Stock.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) were as follows:

	December 31,
	2011	2010
Deferred tax assets:
Federal net operating loss carryforwards	$104,498	$133,284
State net operating loss carryforwards	42,110	43,738
Capital losses	2,023	—
Federal tax credits	56,244	55,027
Accrued expenses	20,869	24,391
Stock-based compensation	24,821	20,473
Intangible assets	6,949	8,579
Auction rate securities	9,040	18,501
Fixed assets	—	7,451
Other	3,850	4,188

Total deferred tax assets	270,404	315,632
Valuation allowance	(172,832)	(202,189)

Net deferred tax assets	97,572	113,443

Deferred tax liabilities:
Fixed assets	(321)	—
Goodwill and indefinite-lived intangible asset	(21,752)	(18,851)

Total deferred tax liabilities	(22,073)	(18,851)

Net deferred tax assets	$75,499	$94,592

	December 31,
	2011	2010
Current deferred tax assets, net:
Current deferred tax assets, net of deferred tax liabilities	$56,742	$65,280
Valuation allowance	(36,260)	(41,813)

Current deferred tax assets, net	20,482	23,467

Non-current deferred tax assets, net:
Non-current deferred tax assets, net of deferred tax liabilities	191,589	231,501
Valuation allowance	(136,572)	(160,376)

Non-current deferred tax assets, net	55,017	71,125

Net deferred tax assets	$75,499	$94,592

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax provision (benefit) was as follows:

	Years Ended December 31,
	2011	2010	2009
Current:
Federal	$373	$(1,197)	$(5,695)
State	3,165	2,673	2,282
Foreign	145	141	65

Current income tax provision (benefit)	3,683	1,617	(3,348)

Deferred:
Federal	9,454	(3,569)	(31,662)
State	4,242	3,166	(10,481)

Deferred income tax provision (benefit)	13,696	(403)	(42,143)
Reversal of valuation allowance applied to additional paid-in capital	28,788	18,829	—

Total income tax provision (benefit)	$46,167	$20,043	$(45,491)

The reconciliation between the federal statutory rate and the effective income tax rate is as follows:

	Years Ended December 31,
	2011	2010	2009
United States federal statutory rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	5.2	6.7	1.4
Valuation allowance	(0.5)	(12.6)	(259.5)
Non-deductible officer compensation	1.8	0.8	5.7
Loss on auction rate securities	—	14.3	0.0
Losses benefited (from) to discontinued operations	—	(17.5)	59.5
Effect of the Merger on state net operating loss carryforwards	—	0.0	(17.6)
Other	0.3	1.0	1.8

Effective income tax rate	41.8%	27.7%	(173.7)%

During 2011 and 2010, the Company reversed $28,788 and $20,358, respectively, of its valuation allowance through additional paid-in capital as a result of the utilization of net operating loss carryforwards generated by excess tax benefits of stock-based awards. In 2010, $1,529 related to the Company’s discontinued operations. Also during 2010, the Company reversed $27,158 of its valuation allowance related to its auction rate securities, of which $22,752 reversed through the tax provision and the remainder, together with its deferred tax asset, reversed through additional paid-in capital, with no net impact to equity. During 2009, after consideration of the relevant positive and negative evidence, the Company reversed $68,922 of its valuation allowance, of which $54,200 reversed through the tax provision and the remainder primarily reversed through discontinued operations. The valuation allowance for deferred tax assets decreased by $29,357 and $32,546 in 2011 and 2010, respectively.

At December 31, 2011, the Company had net operating loss carryforwards for federal income tax purposes of approximately $690,000, which expire in 2017 through 2030, capital losses of $5,129, which expire in 2016, and federal tax credits of $64,957, which excludes the impact of any unrecognized tax benefits, of which $43,631 expire in 2017 through 2027 and $21,326 can be carried forward indefinitely.

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

The net operating loss carryforwards for federal income tax purposes of approximately $690,000 include approximately $299,000 of excess tax benefits related to share-based payments that are presented on a tax effected basis within the deferred tax assets. Since this amount was recorded through additional paid-in capital, the related valuation allowance on these net operating carryforwards will be reversed through additional paid-in capital when these excess tax benefits are realized. Also included in these net operating loss carryforwards are excess tax benefits related to share-based payments of approximately $391,000 that are not recognized as a deferred tax asset as the amounts would not have resulted in a reduction in current taxes payable if all other net operating loss carryforwards currently available to the Company were utilized. The benefit of these deductions will be recognized through additional paid-in capital at the time the tax deduction results in a reduction of current taxes payable.

The tender offer completed on November 25, 2008 resulted in a cumulative change of more than 50% of the ownership of the Company’s capital, as determined under rules prescribed by the U.S. Internal Revenue Code and applicable Treasury regulations. As a result of the ownership change, there is an annual limitation imposed on the Company’s net operating loss carryforwards and federal tax credits.

As of December 31, 2011 and 2010, the Company had unrecognized income tax benefits of $12,703 and $13,648, respectively, which if recognized, would result in $1,436 and $1,837, respectively, being reflected as a component of the income tax provision (benefit). Included in the unrecognized income tax benefits as of December 31, 2011 and 2010 are accrued interest and penalties of $634 and $779, respectively. If recognized, these benefits would be reflected as a component of the income tax provision (benefit).

The following table summarizes the activity of unrecognized tax benefits, excluding accrued interest and penalties, for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Balance at the beginning of the year	$12,869	$13,319	$10,576
Increases related to prior year tax positions	—	—	3,161
Increases related to current year tax positions	—	—	4,254
Decreases related to prior year tax positions	(545)	(115)	(3,781)
Decreases related to current year tax positions	—	—	(727)
Expiration of the statute of limitations for the assessment of taxes	(255)	(335)	(164)

Balance at the end of the year	$12,069	$12,869	$13,319

Although the Company files U.S. federal and various state and other tax returns, the major taxing jurisdiction is the U.S. The Company is currently under audit in a number of state and local taxing jurisdictions and will have statutes of limitations with respect to certain tax returns expiring within the next twelve months. As a result, it is reasonably possible that there may be a reduction in the unrecognized income tax benefits, prior to any annual increase, in the range of $900 to $1,000 within the next twelve months. With the exception of adjusting net operating loss carryforwards that may be utilized, the Company is no longer subject to federal income tax examinations for tax years before 2008 and for state and local income tax examinations for years before 2006.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Fair Value of Financial Instruments and Non-Recourse Credit Facilities

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

The Company did not have any Level 2 assets as of December 31, 2011 and 2010. The following table sets forth the Company’s Level 1 and Level 3 financial assets that were measured and recorded at fair value on a recurring basis as of December 31, 2011 and 2010:

	Fair Value Estimate Using:	December 31, 2011			December 31, 2010
		Amortized Cost Basis	Fair Value	Gross Unrealized Gains	Amortized Cost Basis	Fair Value	Gross Unrealized Gains
Cash and cash equivalents	Level 1	$1,121,217	$1,121,217	$—	$400,501	$400,501	$—
ARS Option	Level 3	1,195	1,195	—	4,245	4,245	—

The following table reconciles the beginning and ending balances of the Company’s Level 3 assets, which consist of the ARS Option at December 31, 2011 and 2010 and the auction rate securities and the senior secured notes which were sold during the year ended December 31, 2010:

	Years Ended December 31,
	2011	2010
	ARS Option	ARS Option	Auction Rate Securities	Senior Secured Notes
Fair value as of the beginning of the period	$4,245	$—	$279,701	$63,826
Redemptions	(21,566)	(10,467)	(290,999)	(65,475)
Gain (loss) included in earnings	18,516	14,712	(29,508)	1,362
Interest income accretion included in earnings	—	—	—	287
Changes in unrealized gains/losses included in other comprehensive income	—	—	40,806	—

Fair value as of the end of the period	$1,195	$4,245	$—	$—

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Effective April 20, 2010, the Company entered into an agreement pursuant to which the Company sold all of its holdings of ARS for an aggregate of $286,399. As described above, while the Company originally recorded a loss of $60,108 relating to its holdings of ARS in 2008, the Company was required to reclassify $26,848 of that

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charge as an unrealized loss through stockholders’ equity when WebMD was required to adopt new authoritative guidance related to other-than-temporary impairments effective April 1, 2009, which had the effect of increasing the cost basis of the ARS by that amount. As a result, during 2010, the Company recorded an additional charge of $29,508, representing the difference between the cost basis of its ARS holdings and the proceeds received on April 20, 2010. In connection with the sale of the ARS, the Company recorded a deferred income tax benefit of approximately $22,000 primarily related to the reversal of income tax valuation allowance attributable to its ARS.

Under the terms of the April 2010 agreement through which the Company sold its ARS, the Company retained an option (the “ARS Option”), for a period of two years from the date of the agreement: (a) to repurchase from the purchaser the same principal amount of any or all of the various series of ARS sold, at the agreed upon purchase prices received on April 20, 2010; and (b) to receive additional proceeds from the purchaser upon certain redemptions of the various series of ARS sold. During 2011 and 2010, the Company recognized aggregate gains of $18,516 and $14,712 related to the ARS Option described above. Through the ARS Option, the Company received cash proceeds of $21,566 and $10,467 during 2011 and 2010. The value of the ARS Option as of December 31, 2011 is estimated to be $1,195 and is reflected in other assets within the accompanying balance sheet. The ARS Option has been classified as a Level 3 asset as its valuation requires substantial judgment. The historical redemption activity of the specific ARS underlying the ARS Option was the most significant assumption used to determine an estimated value of the ARS Option. The Company is required to reassess the value of the ARS Option at each reporting period, and any changes in value will be recorded within the statement of operations in future periods.

The Company’s other Level 3 asset was $67,500 principal amount of Senior Secured Notes that the Company received in connection with its sale of Porex on October 19, 2009. The Senior Secured Notes were secured by certain assets of the acquirer of Porex and accrued interest at a rate of 8.75% per annum, payable quarterly. The Senior Secured Notes were issued in four series: the Senior Secured Notes of the first, second and third series had an aggregate principal amount of $10,000 each and were scheduled to mature on the first, second and third anniversaries of the closing, respectively; and the Senior Secured Notes of the fourth series had an aggregate principal amount of $37,500 and were scheduled to mature on the fourth anniversary of the closing. The Company estimated that the fair value of the Senior Secured Notes was $63,826 as of December 31, 2009, of which $9,932 and $53,894 were classified as current investments and long-term investments, respectively. On April 1, 2010, the Company sold the Senior Secured Notes for $65,475 plus accrued interest and recorded a gain of $1,362 representing the excess of this amount over the adjusted cost basis of the Senior Secured Notes, which is reflected in gain (loss) on investments in the accompanying consolidated statement of operations for the year ended December 31, 2010.

During the year ended December 31, 2010, the Company also sold its other remaining equity securities for $5,379 and recorded a gain of $3,917, representing the excess of the cash received over the cost basis, which is reflected in gain (loss) on investments in the accompanying consolidated statement of operations for the year ended December 31, 2010.

The Company also holds an investment in a privately held company which is carried at cost, and not subject to fair value measurements. However, if events or circumstances indicate that its carrying amount may not be recoverable, it would be reviewed for impairment. The Company made this investment on November 19, 2008 by acquiring Series D preferred stock. The total amount of this investment is $6,471, which includes $470 of acquisition costs. Since the Company does not have the ability to exercise significant influence over this company, the investment is accounted for under the cost method and it is included in other assets on the accompanying balance sheets as of December 31, 2011 and 2010.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For disclosure purposes, the Company is required to measure the outstanding value of its debt on a recurring basis. The following table presents the carrying value and estimated fair value (based on Level 1 market price data) of the Company’s convertible notes that were carried at historical cost as of December 31, 2011:

	Carrying Amount	Fair Value
2.25% Notes	$400,000	$382,704
2.50% Notes	400,000	371,972

13.  Transaction, severance and other expense

Transaction, severance and other expense consists of the following items:

	Years Ended December 31,
	2011	2010	2009
Severance and other transaction expenses(a)	$2,275	$—	$11,066
Legal expense(b)	53	783	2,331
Reduction of tax contingencies(c)	—	(711)	(915)
Transaction service fees(d)	—	—	(47)

Transaction, severance and other expense	$2,328	$72	$12,435

(a)	During 2011, this amount represents transaction expenses, primarily consisting of legal fees related to the process conducted by the Board of Directors to explore strategic alternatives for the Company.

During 2009, this amount represents severance and related expenses for certain HLTH senior executives that had severance and other benefits through pre-existing employment agreements which were triggered by the merger between HLTH and WebMD. These executives are still employed with the Company, and have elected to defer the payment of these severance obligations until their employment ultimately terminates. The amount of these severance obligations is $10,400, which is included within accrued expenses and other long-term liabilities within the accompanying consolidated balance sheets as of December 31, 2011 and 2010.

(b)	Represents the costs and expenses incurred by the Company related to the investigation by the United States Attorney for the District of South Carolina and the SEC and the related Coverage Litigation.

(c)	Represents the reduction of certain sales and use tax contingencies resulting from the expiration of various statutes.

(d)	Represents the net fees received from a business the Company divested in 2009 in relation to the transition services agreement.

14.  Related Party Transactions

Fidelity Human Resources Services Company LLC

Fidelity Employer Services Company LLC (“FESCO”) is a distributor of the Company’s private portals, integrating the private portals product into the human resources administration and benefit administration services that FESCO provides to its employer clients. The Company recorded revenue of $5,237, $5,776, and $8,072 for the years ended December 31, 2011, 2010 and 2009, respectively, and $690 and $1,587 was included in accounts receivable as of December 31, 2011 and 2010, related to the FESCO relationship. FESCO is an affiliate of FMR LLC, which reported beneficial ownership of shares that represented 1.8%, 14.4% and 15.6% of the Company’s Common Stock as of December 31, 2011, 2010 and 2009, respectively. Affiliates of FMR LLC also provide services to the Company in connection with the Company’s 401(k) plan and stock-based compensation plans.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.  Supplemental Disclosures of Cash Flow Information

Supplemental information related to the consolidated statements of cash flows is summarized below:

	Years Ended December 31,
	2011	2010	2009
Supplemental Disclosure of Cash Flow Information:
Interest paid	$10,456	$6,880	$13,891

Taxes paid (received), net(a)	$1,042	$(1,723)	$(3,687)

(a)	As the Company generally files its tax returns on a consolidated basis, taxes paid, net of refunds, includes all taxes paid by the Company, including those of the Company’s discontinued operations.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.  Quarterly Financial Data (Unaudited)

The following table summarizes the quarterly financial data for 2011 and 2010. The per common share calculations for each of the quarters are based on the weighted average number of common shares for each period; therefore, the sum of the quarters may not necessarily be equal to the full year per common share amount.

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$131,609	$141,369	$135,138	$150,659
Cost of operations	48,449	51,152	49,097	52,979
Sales and marketing	32,294	32,270	29,597	30,165
General and administrative	22,821	22,006	22,787	23,657
Depreciation and amortization	6,424	6,724	6,781	6,872
Interest income	16	51	21	24
Interest expense	3,141	5,833	5,862	5,809
Gain (loss) on investments	14,060	1,769	(1,150)	3,837
Transaction and other expense	53	—	—	2,275

Income from continuing operations before income tax provision	32,503	25,204	19,885	32,763
Income tax provision	12,958	11,003	8,645	13,561

Income from continuing operations	19,545	14,201	11,240	19,202
Income from discontinued operations, net of tax	—	7,394	2,994	—

Net income	$19,545	$21,595	$14,234	$19,202

Basic income per common share:
Income from continuing operations	$0.33	$0.24	$0.19	$0.34
Income from discontinued operations	—	0.13	0.06	—

Net income	$0.33	$0.37	$0.25	$0.34

Diluted income per common share:
Income from continuing operations	$0.32	$0.23	$0.19	$0.33
Income from discontinued operations	—	0.13	0.05	—

Net income	$0.32	$0.36	$0.24	$0.33

Net Income per Common Share:

Numerator:
Income from continuing operations	$19,545	$14,201	$11,240	$19,202
Effect of participating non-vested restricted stock	(170)	(91)	(70)	(111)

Income from continuing operations — Basic	19,375	14,110	11,170	19,091
Interest expense on 2.50% Notes, net of tax	1,503	—	—	1,682
Interest expense on 2.25% Notes, net of tax	315	—	—	1,627

Income from continuing operations — Diluted	$21,193	$14,110	$11,170	$22,400

Income from discontinued operations, net of tax	$—	$7,394	$2,994	$—
Effect of participating non-vested restricted stock	—	(47)	(19)	—

Income from discontinued operations, net of tax — Basic and Diluted	$—	$7,347	$2,975	$—

Denominator:
Weighted-average shares — Basic	58,184	58,096	57,461	55,685
Employee stock options and restricted stock	2,527	2,140	1,237	1,164
2.50% Notes	5,377	—	—	6,049
2.25% Notes	1,085	—	—	5,428

Adjusted weighted-average shares after assumed conversions — Diluted	67,173	60,236	58,698	68,326

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$108,030	$122,707	$135,305	$168,477
Cost of operations	42,994	45,368	47,610	51,859
Sales and marketing	28,407	29,425	28,957	34,085
General and administrative	18,809	20,577	22,964	23,146
Depreciation and amortization	7,015	6,318	6,935	7,310
Interest income	3,409	420	21	99
Interest expense	5,139	3,170	1,797	1,347
Loss on convertible notes	(3,727)	(11,011)	(2,232)	(6,362)
(Loss) gain on investments	(28,848)	6,002	(131)	13,460
Transaction and other expense (income)	298	(99)	(107)	(20)

(Loss) income from continuing operations before income tax (benefit) provision	(23,798)	13,359	24,807	57,947
Income tax (benefit) provision	(20,008)	5,675	10,193	24,183

(Loss) income from continuing operations	(3,790)	7,684	14,614	33,764
(Loss) income from discontinued operations, net of tax	—	—	(1,024)	2,824

Net (loss) income	$(3,790)	$7,684	$13,590	$36,588

Basic (loss) income per common share:
(Loss) income from continuing operations	$(0.07)	$0.14	$0.25	$0.58
(Loss) income from discontinued operations	—	—	(0.02)	0.05

Net (loss) income	$(0.07)	$0.14	$0.23	$0.63

Diluted (loss) income per common share:
(Loss) income from continuing operations	$(0.07)	$0.13	$0.24	$0.55
(Loss) income from discontinued operations	—	—	(0.02)	0.04

Net (loss) income	$(0.07)	$0.13	$0.22	$0.59

Net Income per Common Share:

Numerator:
(Loss) income from continuing operations	$(3,790)	$7,684	$14,614	$33,764
Effect of participating non-vested restricted stock	—	(88)	(152)	(339)

(Loss) income from continuing operations — Basic	(3,790)	7,596	14,462	33,425
Interest expense on 1.75% Notes, net of tax	—	592	—	—
Interest expense on 3 1/8% Notes, net of tax	—	—	—	809

(Loss) income from continuing operations — Diluted	$(3,790)	$8,188	$14,462	$34,234

(Loss) income from discontinued operations, net of tax	$—	$—	$(1,024)	$2,824
Effect of participating non-vested restricted stock	—	—	12	(28)

(Loss) income from discontinued operations, net of tax —Basic and Diluted	$—	$—	$(1,012)	$2,796

Denominator:
Weighted-average shares — Basic	52,191	53,521	58,095	57,505
Employee stock options and restricted stock	—	3,848	3,340	2,651
1.75% Notes	—	5,135	—	—
3 1/8% Notes	—	—	—	2,174

Adjusted weighted-average shares after assumed conversions — Diluted	52,191	62,504	61,435	62,330

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.   Subsequent Event

On February 23, 2012, the Company announced its intention to commence a modified “Dutch Auction” tender offer to purchase up to $150 million of its common stock at a price within the range of $24.50 to $26.00 per share (the “Dutch Auction Tender Offer”). Based on the number of shares tendered and the prices specified by the tendering shareholders, the Company will determine the lowest per share price within the range that will enable it to buy $150 million in shares, or such lesser number of shares that are properly tendered. All shares accepted for payment will be paid the same price, regardless of whether a shareholder tendered such shares at a lower price within the range. The Dutch Auction Tender Offer is expected to commence in March 2012, subject to a number of terms and conditions.

Schedule II. Valuation and Qualifying Accounts

	Years Ended December 31, 2011, 2010 and 2009
	Balance at Beginning of Year	Charged to Costs and Expenses	Acquired	Write-offs	Other		Balance at End of Year
	(in thousands)
December 31, 2011
Allowance for Doubtful Accounts	$1,493	$595	$—	$(959)	$—		$1,129
Valuation Allowance for Deferred Tax Assets	202,189	(569)	—	—	(28,788	)(a)	172,832
December 31, 2010
Allowance for Doubtful Accounts	1,511	545	—	(563)	—		1,493
Valuation Allowance for Deferred Tax Assets	234,735	(9,100)	—	—	(23,446	)(a)	202,189
December 31, 2009
Allowance for Doubtful Accounts	1,301	1,486	—	(1,276)	—		1,511
Valuation Allowance for Deferred Tax Assets	317,235	(67,781)	131	—	(14,850	)(b)	234,735

(a)	Primarily represents the valuation allowance released as a result of the utilization of net operating loss carryforwards generated by excess tax benefits of stock-based awards.

(b)	Primarily represents the valuation allowance released as a result of the effect of the Merger on state net operating loss carryforwards.

S-1

INDEX TO EXHIBITS

Exhibit No.	Description

2.1*	Stock Purchase Agreement, dated as of August 8, 2006, between HLTH Corporation (“HLTH”) and Sage Software, Inc. (incorporated by reference to Exhibit 2.1 to HLTH’s Current Report on Form 8-K filed on August 11, 2006)

2.2*	Amended and Restated Agreement and Plan of Merger, dated as of November 15, 2006, among Emdeon Corporation, EBS Holdco, Inc., EBS Master LLC, Emdeon Business Services LLC, Medifax-EDI Holding Company, EBS Acquisition LLC, GA EBS Merger LLC and EBS Merger Co. (incorporated by reference to Exhibit 2.1 to HLTH’s Current Report on Form 8-K filed on November 21, 2006)

2.3*	Securities Purchase Agreement, dated as of February 8, 2008, among HLTH, EBS Master LLC, the voting members of EBS Master LLC and the purchasers listed therein (incorporated by reference to Exhibit 2.1 to HLTH’s Current Report on Form 8-K filed on February 13, 2008)

2.4*	Agreement and Plan of Merger, dated as of June 17, 2009, between HLTH Corporation and WebMD Health Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on June 18, 2009, as amended on June 22, 2009)

2.5*	Stock Purchase Agreement, dated as of September 17, 2009, among SNTC Holding, Inc., Aurora Equity Partners III L.P. and Aurora Overseas Equity Partners III, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by HLTH on September 22, 2009)

2.6*	Termination and Mutual Release Agreement, dated as of November 18, 2008, among the Registrant, Marketing Technology Solutions Inc., Jay Goldberg and Russell Planitzer (incorporated by reference to Exhibit 2.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”))

2.7*	Purchase and Release Agreement, dated as of April 20, 2010, between WebMD Health Corp. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2010)

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))

3.3	Certificate of Designation, Preferences and Rights of Series A Junior Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2011, as amended on November 7, 2011)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 in Amendment No. 1, filed on August 11, 2009, to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-160530))

4.2	Indenture, dated as of January 11, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Amendment No. 1, filed on January 14, 2011, to the Registrant’s Current Report on Form 8-K filed on January 11, 2011)

4.3	Form of 2.50% Convertible Note Due 2018 (included in Exhibit 4.2)

4.4	Indenture, dated as of March 14, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Amendment No. 1, filed on March 15, 2011, to the Registrant’s Current Report on Form 8-K filed on March 14, 2011)

Exhibit No.	Description

4.5	Form of 2.25% Convertible Note Due 2016 (included in Exhibit 4.4)

4.6	Rights Agreement, dated as of November 2, 2011, between the Registrant and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A filed on November 3, 2011)

10.1	Form of Indemnification Agreement between HLTH and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.2	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (No. 333-124832) (which we refer to as the “IPO Registration Statement”))

10.3**	WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (incorporated by reference to Exhibit 10.2 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.4	Healtheon/WebMD Media Services Agreement, dated January 26, 2000, among HLTH, Eastrise Profits Limited and Fox Entertainment Group, Inc. (incorporated by reference to Exhibit 10.5 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000), as amended by Amendment dated February 15, 2001 (incorporated by reference to Exhibit 10.2 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.5**	Amended and Restated Employment Agreement, dated as of August 3, 2005, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed on August 5, 2005)

10.6**	Letter Agreement, dated as of February 1, 2006, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.3 to HLTH’s Current Report on Form 8-K filed on February 2, 2006)

10.7**	Employment Agreement, dated September 23, 2004, between HLTH and Kevin Cameron (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed September 28, 2004)

10.8**	Letter Agreement, dated as of February 1, 2006, between HLTH and Kevin M. Cameron (incorporated by reference to Exhibit 10.2 to HLTH’s Current Report on Form 8-K filed on February 2, 2006)

10.9**	Employment Agreement, dated as of April 28, 2005, between WebMD, Inc. and Wayne T. Gattinella (incorporated by reference to Exhibit 99.1 to HLTH’s Current Report on Form 8-K filed on May 3, 2005)

10.10**	Form of Amendment to HLTH’s Equity Compensation Plans and Stock Option Agreements (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by HLTH on November 9, 2006)

10.11**	2001 Employee Non-Qualified Stock Option Plan of HLTH, as amended (incorporated by reference to Exhibit 10.46 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)

10.12**	Amended and Restated 1996 Stock Plan of HLTH (incorporated by reference to Exhibit 10.8 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

10.13**	Amended and Restated 2000 Long-Term Incentive Plan of HLTH (incorporated by reference to Annex E to HLTH’s Proxy Statement for its 2006 Annual Meeting filed on August 14, 2006)

Exhibit No.	Description

10.14**	1991 Director Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-46640) filed on March 24, 1992)

10.15**	Amended and Restated 1991 Special Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.3 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed on September 19, 1997)

10.16**	1996 Class C Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.1 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)

10.17**	CareInsite, Inc. 1999 Director Stock Option Plan (incorporated by reference to Annex H to the Proxy Statement/Prospectus, filed on August 7, 2000, and included in HLTH’s Registration Statement on Form S-4 (No. 333-39592))

10.18**	WebMD Health Corp. Amended and Restated 2005 Long-Term Incentive Plan (the “2005 LTIP”) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 27, 2010)

10.19**	Amended and Restated Employment Agreement, dated as of July 14, 2005, between WebMD Health Corp. and Anthony Vuolo (incorporated by reference to Exhibit 99.2 to HLTH’s Current Report on Form 8-K, as amended, filed on July 19, 2005)

10.20**	Form of Restricted Stock Agreement with Employees (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162653))

10.21**	Form of Restricted Stock Agreement with Non-Employee Directors (incorporated by reference to Exhibit 10.49 to the IPO Registration Statement)

10.22**	Form of Non-Qualified Stock Option Agreement with Employees (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162653))

10.23**	Form of Non-Qualified Stock Option Agreement with Non-Employee Directors (incorporated by reference to Exhibit 10.51 to the IPO Registration Statement)

10.24**	Employment Agreement between WebMD Health Holdings, Inc. and Douglas W. Wamsley (incorporated by reference to Exhibit 10.15 to the IPO Registration Statement)

10.25**	Employment Agreement between WebMD Health Holdings, Inc. and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.17 to the IPO Registration Statement)

10.26	Agreement of Lease, dated as of June 30, 2004, between III Chelsea Commerce LP and WebMD, Inc. (incorporated by reference to Exhibit 10.45 to the IPO Registration Statement)

10.27	First Amendment to the Lease Agreement, dated as of December 21, 2004, between III Chelsea Commerce LP and WebMD, Inc. (incorporated by reference to Exhibit 10.46 to the IPO Registration Statement)

10.28**	Form of Restricted Stock Agreement between HLTH and Employees for Grants Under HLTH’s 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.57 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.29**	Form of Non-Qualified Stock Option Agreement between HLTH and Employees for Grants Under HLTH’s 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.58 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)

Exhibit No.	Description

10.30**	Form of Non-Qualified Stock Option Agreement between HLTH and Employees for Grants Under HLTH’s 1996 Stock Plan (incorporated by reference to Exhibit 10.59 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.31**	Amendment No. 2, dated as of December 1, 2008, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed on December 5, 2008)

10.32**	Letter Agreement, dated December 29, 2008, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.52 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.33**	Amendment to Employment Agreement, dated as of December 16, 2008, between HLTH and Kevin M. Cameron (incorporated by reference to Exhibit 10.53 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.34**	Letter Amendment, dated as of December 10, 2008, between the Registrant and Wayne T. Gattinella (incorporated by reference to Exhibit 10.53 to the 2008 Form 10-K)

10.35**	Letter Amendment, dated as of July 9, 2009, among HLTH Corporation, WebMD Health Corp. and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 14, 2009)

10.36**	WebMD, LLC Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.48 to Amendment No. 1, filed on April 29, 2008, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.37**	Amendment No. 1 to WebMD Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.58 to Amendment No. 1, filed on April 30, 2009, to the 2008 Form 10-K)

10.38**	Letter Agreement, dated as of October 1, 2007, between the Registrant and William Pence (incorporated by reference to Exhibit 10.59 to Amendment No. 1, filed on April 30, 2009, to the 2008 Form 10-K)

10.39**	Letter Amendment, dated as of December 10, 2008, between the Registrant and William Pence (incorporated by reference to Exhibit 10.60 to Amendment No. 1, filed on April 30, 2009, to the 2008 Form 10-K)

10.40**	Amendment, dated as of December 10, 2008 to Amended and Restated Employment Agreement between the Registrant and Anthony Vuolo (incorporated by reference to Exhibit 10.55 to the 2008 Form 10-K)

10.41**	Letter Agreement, dated as of February 19, 2009, between HLTH and Anthony Vuolo (incorporated by reference to Exhibit 10.57 to the 2008 Form 10-K)

10.42	Note Purchase Agreement, dated October 19, 2009, among SNTC Holding, Inc., Porex Holding Corporation, Porex Corporation and Porex Surgical, Inc. (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed October 20, 2009)

10.43**	Restricted Stock Agreement, dated November 3, 2009, between the Registrant and Anthony Vuolo (incorporated by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”))

10.44**	Letter Amendment, dated as of November 3, 2009, between the Registrant and Kevin M. Cameron (incorporated by reference to Exhibit 10.72 to the 2009 Form 10-K)

10.45**	Letter Amendment, dated as of December 14, 2008, between the Registrant and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.74 to Amendment No. 1, filed April 30, 2010, to the 2009 Form 10-K)

Exhibit No.	Description

10.46	Letter Agreement, dated March 26, 2010, among SNTC Holding, Inc. and Porex Holding Corporation, Porex Corporation and Porex Surgical Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2010)

10.47**	Letter Agreement, dated as of June 28, 2010, between the Registrant and Wayne Gattinella (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2010)

10.48**	Letter Agreement, dated as of June 28, 2010, between the Registrant and Kevin Cameron (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2010)

10.49**	Letter Agreement, dated as of June 28, 2010, between the Registrant and Anthony Vuolo (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2010)

10.50**	Letter Amendment, dated as of February 11, 2011, between the Registrant and William Pence (incorporated by reference to Exhibit 10.56 to Amendment No. 1, filed May 2, 2011, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.51**	Letter Agreement, dated as of May 20, 2011, between the Registrant and Gregory Mason

10.52**	Letter Amendment, dated as of July 23, 2011, between the Registrant and Gregory Mason

10.53**	Letter Amendment, dated as of July 23, 2011, between the Registrant and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.54**	Letter Amendment, dated as of July 23, 2011, between the Registrant and William Pence (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.55**	Letter Agreement, dated as of September 25, 2011, between the Registrant and Wayne Gattinella (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.56**	Letter Agreement, dated as of September 25, 2011, between the Registrant and Anthony Vuolo (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.57**	Letter Agreement, dated as of September 25, 2011, between the Registrant and Kevin Cameron (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.58**	Letter Agreement, dated as of September 25, 2011, between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.59**	Letter Amendment, dated as of September 21, 2011, between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.60**	Letter Agreement, dated as of January 19, 2012, between the Registrant and Wayne T. Gattinella

14.1	Code of Business Conduct (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2010)

Exhibit No.	Description

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Registrant

32.1	Section 1350 Certification of Chief Executive Officer of the Registrant

32.2	Section 1350 Certification of Chief Financial Officer of the Registrant

99.1	Explanation of Non-GAAP Measures

99.2	Audit Committee Charter

99.3	Compensation Committee Charter

99.4	Nominating & Governance Committee Charter

100.INS	XBRL Instance Document

100.SCH	XBRL Taxonomy Extension Schema Document

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

100.LAB	XBRL Taxonomy Extension Label Linkbase Document

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	With respect to the agreements filed as Exhibits 2.1 through 2.7, certain of the exhibits and the schedules to those agreements have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.
**	Agreement relates to executive compensation.