Form 10-K/A
period 2011-12-31
WebMD Health Corp.
filed 2012-04-30
CIK 1326583

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐        No  ☑

As of June 30, 2011, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $2,575,085,000 (based on the closing price of the Common Stock of $45.85 per share on that date, as reported on the Nasdaq Global Select Market and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates).

As of February 24, 2012, there were 56,865,947 shares of Common Stock outstanding (including unvested shares of restricted Common Stock).

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

WebMD Health Corp. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2012 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because our definitive proxy statement will be filed later this year. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is deleted by this Amendment.

Part III of the Original Filing (Items 10 through 14) is being amended and restated in its entirety by this Amendment. In addition, the Exhibit Index that is incorporated by reference into Part IV, Item 15 of the Original Filing is being amended and restated in its entirety by this Amendment, with the only changes being the addition of Exhibits 10.61, 10.62, 31.3 and 31.4 and related changes to the footnotes to that Index. This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

Directors

Name	Age	Positions
Mark J. Adler, M.D.(3)	55	Director; Chairman of the Compensation Committee
Kevin M. Cameron	45	Director; Special Advisor to the Chairman of the Board
Neil F. Dimick(1)(2)(4)	62	Director; Chairman of the Nominating & Governance Committee
Jerome C. Keller(4)	69	Director
James V. Manning(1)(2)	65	Director; Chairman of the Audit Committee
Abdool Rahim Moossa, M.D.(4)	72	Director
Herman Sarkowsky(3)	86	Director
Joseph E. Smith(3)	73	Director
Stanley S. Trotman, Jr.(1)(2)	68	Director
Martin J. Wygod(1)	72	Chairman of the Board

(1)	Member of the Executive Committee

(2)	Member of the Audit Committee

(3)	Member of the Compensation Committee

(4)	Member of the Nominating & Governance Committee

For a description of each of the standing committees of the Board of Directors and other corporate governance matters, see “— Corporate Governance” below.

Executive Officers

Name	Age	Positions
Anthony Vuolo	54	Interim Chief Executive Officer; and Chief Financial Officer
Gregory A. Mason	49	Executive Vice President — Consumer Services
William Pence	49	Executive Vice President and Chief Technology Officer
Douglas W. Wamsley	53	Executive Vice President, General Counsel and Secretary
Martin J. Wygod	72	Chairman of the Board
Steven Zatz, M.D.	55	Executive Vice President — Professional Services

Mark J. Adler, M.D., has been a member of WebMD’s Board of Directors since September 2005. From September 2000 until completion of WebMD’s merger with HLTH Corporation (which we refer to as HLTH), the former parent company of WebMD, in October 2009 (which we refer to as the Merger), Dr. Adler was a member of HLTH’s Board of Directors. Dr. Adler is an oncologist and served for over ten years as Chief Executive Officer of the San Diego Cancer Center until its acquisition in February 2011 by the University of California. He continues as a director of this cancer center and is a director of the San Diego Cancer Research Institute. Until April 2006, he had also served, for more than five years, as the Chief Executive Officer of the combined internal medicine and oncology group of Medical Group of North County in San Diego, California. Dr. Adler’s qualifications for membership on WebMD’s Board of Directors include: his many years of experience as a physician and an executive of a physician practice; and his prior service as a director of WebMD, HLTH and predecessor companies.

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

Neil F. Dimick has been a member of WebMD’s Board of Directors since September 2005. From December 2002 until completion of the Merger in October 2009, Mr. Dimick was a member of HLTH’s Board of Directors. Mr. Dimick served as Executive Vice President and Chief Financial Officer of AmerisourceBergen Corporation, a wholesale distributor of pharmaceuticals, from 2001 to 2002, and as Senior Executive Vice President and Chief Financial Officer and as a director of Bergen Brunswig Corporation, a wholesale distributor of pharmaceuticals, for more than five years prior to its merger in 2001 with AmeriSource Health Corporation to form AmerisourceBergen. He also serves as a member of the boards of directors of the following companies: Alliance Imaging Inc., a provider of outsourced diagnostic imaging services to hospitals and other healthcare companies; Global Resources Professionals, an international professional services firm that provides outsourced services to companies on a project basis; Mylan Laboratories, Inc., a pharmaceutical manufacturer; and Thoratec Corporation, a developer of products to treat cardiovascular disease. Mr. Dimick’s qualifications for membership on WebMD’s Board of Directors include: his prior service as a director of WebMD and HLTH; his experience as a director of other public companies, as described above; his experience as a public company chief financial officer, as described above; and his experience, prior to that, as a CPA and partner of a major public accounting firm.

Jerome C. Keller has been a member of WebMD’s Board of Directors since September 2005. From 1997 until he retired in October 2005, Mr. Keller served as Senior Vice President, Sales and Marketing at Martek Biosciences Corporation, a company that develops and sells microalgae products, and he served from October 2005 until its acquisition by Royal DSM N.V. in February 2011, as a member of its board of directors. He served as Vice President of Sales for Merck & Co. Inc., a pharmaceutical company, from 1986 to 1993. Mr. Keller’s qualifications for membership on WebMD’s Board of Directors include: his prior service as a member of the WebMD Board; his service on the Board of Directors of Martek; and his many years of experience as an executive of and consultant to pharmaceutical manufacturers and other healthcare companies.

James V. Manning has been a member of WebMD’s Board of Directors since September 2005. From September 2000 until completion of the Merger in October 2009, Mr. Manning was a member of HLTH’s Board of Directors. Prior to that, he was a member of a predecessor company’s board of directors for more than five years. Mr. Manning’s qualifications for membership on WebMD’s Board of Directors include: his prior service as a director of WebMD, HLTH and predecessor companies in the healthcare industry; his experience as a chief financial officer of several public companies (including of Medco Containment Services, Inc. for more than five years prior to 1994); and his experience, prior to that, as a CPA and partner of a major public accounting firm.

Gregory A. Mason joined WebMD as Executive Vice President, Consumer Services in June 2011. From 2010 until joining WebMD, Mr. Mason served as Senior Vice President and General Manager of the Technology, Business & News Division of CBS Interactive, the online operations of CBS Corporation. For more than five years prior to that, he served in various management positions at CBS Interactive and, prior to its acquisition by CBS, at CNET, an online media company with a focus on technology.

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

William Pence has served as Executive Vice President and Chief Technology Officer of WebMD since November 2007. Before joining WebMD, Mr. Pence had served as Chief Technology Officer and Senior Vice President at Napster since 2003. From 2000 to 2003, Mr. Pence was the Chief Technology Officer for Universal Music Group’s online initiatives and for the pressplay joint venture with Sony. That joint venture later served as the basis for the relaunched Napster service. Previously, Mr. Pence spent more than a decade at IBM, where he held various technology management positions in research as well as in the software division, focused on guiding research and development and commercializing technology for IBM product divisions. Mr. Pence received a Bachelor of Science in Physics from the University of Virginia, and a Ph.D. in Electrical Engineering from Cornell University.

Herman Sarkowsky became a member of WebMD’s Board of Directors in October 2009, upon completion of the Merger. Mr. Sarkowsky was a member of HLTH’s Board of Directors from November 2000 until the Merger. Prior to that, he was a member of a predecessor company’s board of directors for more than five years. Mr. Sarkowsky has been President of Sarkowsky Investment Corporation, a private investment company, for more than five years. From July 2010 until December 2011, Mr. Sarkowsky was a member of the Board of Directors of Power Efficiency Corp., which develops and markets energy saving technologies for electric motors. Since 2009, Mr. Sarkowsky has been a member of The UW Medicine Board, which advises and assists the chief executive officer and the dean of the School of Medicine of the University of Washington in strategic planning and oversight of programs across UW Medicine. Prior to that, Mr. Sarkowsky served on the University of Washington Hospital Board for 12 years, during two of which he was chairman of that board. Mr. Sarkowsky’s qualifications for membership on WebMD’s Board of Directors include: his prior service as a director of WebMD, HLTH and predecessor companies; his service on the other boards described above; and his experience as an investor in public and private companies.

Joseph E. Smith became a member of WebMD’s Board of Directors in October 2009, upon completion of the Merger. Mr. Smith was a member of HLTH’s Board of Directors from September 2000 until the Merger. Mr. Smith served in various positions with Warner-Lambert Company, a pharmaceutical company, from March 1989 to September 1997, the last of which was Corporate Executive Vice President and a member of the Office of the Chairman and the firm’s Management Committee. Mr. Smith is a member of the Board of Directors of Par Pharmaceutical Companies, Inc., a manufacturer and distributor of generic and branded pharmaceuticals, and serves as Lead Director of that board. He is a member of the Board of Trustees of the International Longevity Center, a non-profit organization. Mr. Smith’s qualifications for membership on WebMD’s Board of Directors include: his prior service as a director of WebMD, HLTH and a predecessor company; his many years of experience as an executive of a pharmaceutical manufacturer; and his service on the boards of other public and private companies in the healthcare industry.

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

Anthony Vuolo became the Interim Chief Executive Officer of WebMD in January 2012 and also continues to serve as its Chief Financial Officer, a position he has held since November 2009. Mr. Vuolo served as Chief Operating Officer of WebMD from July 2007 until January 2012. From May 2005 until August 2007, Mr. Vuolo served as Executive Vice President and Chief Financial Officer of WebMD. Prior to that, Mr. Vuolo served in senior financial, operational and business development positions at HLTH and its predecessors for more than ten years.

Douglas W. Wamsley has, since July 2005, served as Executive Vice President, General Counsel and Secretary of WebMD. From September 2001 until July 2005, Mr. Wamsley served as Senior Vice President — Legal of HLTH, focusing on its WebMD segment.

Martin J. Wygod has, since May 2005, served as Chairman of the Board of WebMD. From March 2001 until the Merger in October 2009, Mr. Wygod served as HLTH’s Chairman of the Board and served as a member of its Board of Directors from September 2000 until the Merger. Mr. Wygod also served as HLTH’s Acting Chief Executive Officer from February 2008 until the Merger and as its Chief Executive Officer from September 2000 until May 2003. He is also engaged in the business of racing, boarding and breeding thoroughbred horses, and is President of River Edge Farm, Inc. Mr. Wygod’s qualifications for membership on WebMD’s Board of Directors include: his prior service as an executive officer and director of WebMD, HLTH and predecessor companies and as an executive officer and director of other companies in the healthcare industry.

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

Corporate Governance

Board of Directors.    Our Board of Directors has ten members. Two of the members are employees of WebMD and the other eight are “Non-Employee Directors.” The two employee directors are: Mr. Wygod, Chairman of the Board; and Mr. Cameron, Special Advisor to the Chairman. The Non-Employee Directors are: Drs. Adler and Moossa and Messrs. Dimick, Keller, Manning, Sarkowsky, Smith and Trotman. The Nominating & Governance Committee of our Board of Directors has determined that each of the Non-Employee Directors is also an independent director under applicable SEC rules and Nasdaq Global Select Market listing standards. See “Director Independence” in Item 13 below. The Non-Employee Directors meet regularly in private sessions with the Chairman of the Board and also meet without any employee directors or other WebMD employees present. For information regarding the compensation of our Non-Employee Directors, see “Non-Employee Director Compensation” below.

Our Board of Directors is divided into three classes. At each Annual Meeting, the term of one of the classes of directors expires and WebMD stockholders vote to elect nominees for the directorships in that class for a new three-year term. The terms of Dr. Adler and Messrs. Dimick, Manning and Smith will expire at our Annual Meeting of Stockholders in 2012; the terms of Messrs. Cameron and Trotman and Dr. Moossa will expire at our Annual Meeting of Stockholders in 2013; and the terms of Messrs. Keller, Sarkowsky and Wygod will expire at our Annual Meeting of Stockholders in 2014.

Our Board of Directors met 15 times in 2011. During 2011, each of our directors attended 75% or more of the meetings held by our Board and the Board committees on which he served. In addition to meetings, our Board and its committees reviewed and acted upon matters by unanimous written consent. All but two of the members of our Board of Directors attended our 2011 Annual Meeting and all but one of the members of our Board attended our 2010 Annual Meeting.

Our Board of Directors currently has four standing committees: an Executive Committee, a Compensation Committee, an Audit Committee, and a Nominating & Governance Committee. Each of these Committees has the authority to retain such outside advisors as it may determine to be appropriate.

Corporate Leadership Structure.    Since WebMD’s initial public offering in 2005, the positions of Chairman of the Board and Chief Executive Officer have not been held simultaneously by one person. The Board believes that this separation of the positions of Chief Executive Officer and the Chairman of the Board is appropriate because it enables the Chief Executive Officer to focus on executing our business plan and the day-to-day operation of our business and allows the Chairman of the Board to focus on overall strategy, strategic relationships and transactions intended to create long-term value for stockholders and facilitating the flow of information between the Board and management. The Board has chosen not to have a non-executive Chairman of the Board or a lead outside director because it believes that its outside director members work well together as a group and in their assigned committees, without designating a single leader among them, and have various avenues of communication, both individually and as a group, to provide their views to management. One such avenue is the Strategic Planning Committee of the Board, which meets between Board meetings for informal discussions with the Chairman of the Board and, at some of its meetings, with the Chief Executive Officer regarding WebMD’s business strategies and their implementation and any other matters that the Non-Employee Directors wish to discuss with management. See “— Committees of the Board of Directors — Other Committees — Strategic Planning Committee” below.

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

Committees of the Board of Directors.    This section describes the roles of the Committees of our Board in the corporate governance of our company. With respect to certain committees, including the Audit Committee, the Compensation Committee and the Nominating & Governance Committee, a portion of their responsibilities are specified by SEC rules and Nasdaq listing standards. The Compensation Committee, the Audit Committee and the Nominating & Governance Committee each has the authority to retain such outside advisors as it may determine to be appropriate.

Executive Committee.    The Executive Committee, which did not meet during 2011, is currently comprised of Messrs. Dimick, Manning, Trotman and Wygod. The Executive Committee has the power to exercise, to the fullest extent permitted by law, the powers of the entire Board.

Audit Committee.    The Audit Committee, which met eight times during 2011, is currently comprised of Messrs. Dimick, Manning and Trotman; Mr. Manning is its Chairman. Each of the members of the Audit Committee meets the standards of independence applicable to audit committee members under applicable SEC rules and Nasdaq Global Select Market listing standards and is financially literate, as required under applicable Nasdaq Global Select Market listing standards. In addition, the Nominating & Governance Committee has determined that Messrs. Dimick and Manning qualify as “audit committee financial experts,” as that term is used in applicable SEC regulations implementing Section 407 of the Sarbanes-Oxley Act of 2002. The determination with respect to Mr. Dimick was based on his training and experience as a certified public accountant, including as a partner of a major accounting firm, and based on his service as a senior executive and chief financial officer of a public company. The determination with respect to Mr. Manning was based on his training and experience as a certified public accountant, including as a partner of a major accounting firm, and based on his service as a senior executive and chief financial officer of public companies. The Audit Committee is responsible for, among other things:

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

The Audit Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Audit Committee. A copy of that Charter, as amended through October 28, 2011, was filed as Exhibit 99.2 to this Annual Report.

Compensation Committee.    The Compensation Committee, which met eight times during 2011, is currently comprised of Dr. Adler and Messrs. Sarkowsky and Smith; Dr. Adler is its Chairman. Each of these directors is a non-employee director within the meaning of the rules promulgated under Section 16 of the Securities Exchange Act, an outside director within the meaning of Section 162(m) of the Internal Revenue Code, and an independent director under applicable Nasdaq Global Select Market listing standards. The responsibilities delegated by the Board to the Compensation Committee include:

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

The Compensation Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Compensation Committee. A copy of that

Charter, as amended through October 28, 2011, was filed as Exhibit 99.3 to this Annual Report. For additional information regarding our Compensation Committee and its oversight of executive compensation, see “Executive Compensation — Compensation Discussion and Analysis” in Item 11 below.

Nominating & Governance Committee.    The Nominating & Governance Committee, which met four times during 2011, is currently comprised of Dr. Moossa and Messrs. Dimick and Keller; Mr. Dimick is its Chairman. Each of these directors is an independent director under applicable Nasdaq Global Select Market listing standards.

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

The Nominating & Governance Committee operates pursuant to a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Nominating & Governance Committee. A copy of that Charter, as amended as of October 28, 2011, was filed as Exhibit 99.4 to this Annual Report. The Nominating & Governance Committee has not adopted specific objective requirements for service on the WebMD Board. Instead, the Nominating & Governance Committee considers various factors in determining whether to recommend to the Board potential new Board members, or the continued service of existing members, including:

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

•	CEO Search Committee. Messrs. Dimick, Manning, Smith and Wygod are members of a CEO Search Committee of the Board, formed earlier this year to oversee the selection of a new Chief Executive Officer.

•

Special Committee of the Non-Employee Directors.    In late 2011, the Non-Employee Directors commenced a process to explore strategic alternatives for the company. In connection with such process, the Board of Directors formed a Special Committee of the Non-Employee Directors. That Special Committee was disbanded in early January 2012.

•

Special Committee Regarding the DOJ Investigation.    Until May 2011, Messrs. Manning, Sarkowsky and Smith and Dr. Adler were members of a special committee of the Board of Directors to oversee matters relating to the investigations described in Note 3 (Discontinued Operations — EPS) to the Consolidated Financial Statements included in this Annual Report.

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

Non-Employee Director Compensation

Introduction.    This section of our Annual Report describes the compensation paid by WebMD during 2011 to the Non-Employee Directors. Employees of WebMD who serve on our Board of Directors do not receive additional compensation for Board service. The Compensation Committee of the WebMD Board is authorized to determine the compensation of the Non-Employee Directors paid by WebMD. As described below, WebMD paid three types of compensation to its Non-Employee Directors in 2011 for their Board and Board Committee service:

•	annual fees for service on the Board and its standing committees, paid by WebMD in October 2011 in the form of shares of WebMD Common Stock not subject to any vesting requirements;

•	grants of non-qualified options to purchase WebMD Common Stock; and

•	cash fees for service on certain other committees of the Board.

WebMD does not offer any deferred compensation plans or retirement plans to its Non-Employee Directors. None of the Non-Employee Directors received any other compensation from WebMD during 2011 and none of them provided any services to WebMD during 2011 while a Board member, except their service as a director. One former Non-Employee Director, Paul A. Brooke, has served as a consultant to WebMD since he ceased to be a member of the WebMD Board at our Annual Meeting of Stockholders on October 21, 2010 and, as a result of such service, options to purchase WebMD Common Stock previously granted to him have continued to vest and remain outstanding.

2011 Director Compensation Table.    This table provides information regarding the value of the compensation paid by WebMD to the Non-Employee Directors in 2011, as calculated in accordance with applicable SEC regulations. This table should be read together with the additional information under the headings “— Annual Fees” and “— Option Grants” below.

(a)	(b)	(c)	(d)	(e)
Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Total ($)
Mark J. Adler, M.D.	11,000	40,000	209,219	260,219
Neil F. Dimick	6,000	55,000	209,219	270,219
Jerome C. Keller	6,000	37,500	209,219	252,719
James V. Manning	11,000	55,000	209,219	275,219
Abdool Rahim Moossa, M.D.	—	37,500	209,219	246,719
Herman Sarkowsky	5,000	37,500	209,219	251,719
Joseph E. Smith	5,000	37,500	209,219	251,719
Stanley S. Trotman, Jr.	6,000	45,000	209,219	260,219

(1)	The amounts in Column (b) reflect fees to members of the following committees for service on those committees: (1) the Strategic Planning Committee of the WebMD Board ($6,000 for each of Dr. Adler and Messrs. Dimick, Keller, Manning and Trotman); and (2) the Special Committee Regarding the DOJ Investigation ($5,000 for each of Dr. Adler and Messrs. Manning, Sarkowsky and Smith). See “Corporate Governance — Committees of the Board of Directors — Other Committees” above.

(2)	The Non-Employee Directors received shares of WebMD Common Stock, not subject to any vesting requirements and valued at the respective amounts reported in Column (c) above, in payment of their annual retainers for service on the WebMD Board and its standing committees. See “— Annual Fees” below. For each Non-Employee Director, the number of shares to be issued was determined by dividing the aggregate dollar amount of the fees payable to such Non-Employee Director by $32.39 (the closing price of WebMD Common Stock on the Nasdaq Global Select Market on October 21, 2011, the date of payment), with cash paid in lieu of issuing fractional shares. Based on that, the individual Non-Employee Directors received the following numbers of shares:

Name	Number of Shares
Mark J. Adler, M.D.	1,234
Neil F. Dimick	1,698
Jerome C. Keller	1,157
James V. Manning	1,698
Abdool Rahim Moossa, M.D.	1,157
Herman Sarkowsky	1,157
Joseph E. Smith	1,157
Stanley S. Trotman, Jr.	1,389

(3)	The amounts reported in Columns (d) and (e) above reflect the grant date fair value for the stock options awarded to the Non-Employee Directors by WebMD on January 1, 2011, computed in accordance with FASB ASC Topic 718. See Note 8 (Stock-Based Compensation) to the Consolidated Financial Statements included in this Annual Report for an explanation of the methodology and assumptions used in determining the fair value of stock option awards granted. As described below under, “— Voluntary Surrender of January 2011 Grants,” the Non-Employee Directors voluntarily surrendered these grants in February 2012, prior to any exercise of options included in those grants. Accordingly, the Non-Employee Directors have not and will not realize any income from the surrendered options, even though the grant date fair value of those options is, in accordance with applicable rules, included as compensation in Columns (d) and (e) above.

Under WebMD’s Amended and Restated 2005 Long-Term Incentive Plan (which we refer to as the 2005 Plan), each Non-Employee Director of WebMD automatically receives non-qualified options to purchase 13,200 shares of WebMD Common Stock on each January 1, with an exercise price equal to the closing price on the last trading date of the prior year. See “— Option Grants” below for additional information. The following lists the total number of shares of WebMD Common Stock subject to outstanding unexercised option awards originally granted by WebMD that were held by our Non-Employee Directors as of December 31, 2011 (including the January 2011 grant that was voluntarily surrendered in February 2012) and the weighted average exercise price of those options:

Name	Number of Shares Subject to Outstanding Options	Weighted Average Exercise Price
Mark J. Adler, M.D.	66,000	$38.85
Neil F. Dimick	105,600	$33.05
Jerome C. Keller	85,800	$35.75
James V. Manning	39,600	$37.93
Abdool Rahim Moossa, M.D.	66,000	$38.85
Herman Sarkowsky	26,400	$44.78
Joseph E. Smith	26,400	$44.78
Stanley S. Trotman, Jr.	85,800	$36.17

Under HLTH’s 2000 Long-Term Incentive Plan (which we refer to as the HLTH 2000 Plan), each Non-Employee Director of HLTH automatically received, on each January 1 prior to the Merger, non-qualified options to purchase 20,000 shares of HLTH Common Stock with an exercise price equal to the closing price on the last trading date of the prior year. Substantially all such options have vested, with the remaining options scheduled to vest by January 1, 2013. The options to purchase HLTH Common Stock were automatically converted to options to purchase WebMD Common Stock in the Merger. The following lists the total number of shares of WebMD Common Stock subject to outstanding unexercised option awards originally granted by HLTH that were held by our Non-Employee Directors as of December 31, 2011 and the weighted average exercise price of those options:

Name	Number of Shares Subject to Outstanding Options	Weighted Average Exercise Price
Mark J. Adler, M.D.	16,147	$48.52
Neil F. Dimick	44,440	$24.38
James V. Manning	10,925	$24.01
Herman Sarkowsky	86,658	$30.60
Joseph E. Smith	91,546	$26.78

Annual Fees

Overview.    For each of the Non-Employee Directors, the amount set forth in Column (c) of the 2011 Director Compensation Table represents the sum of the value of shares issued to pay the following amounts, each of which is described below:

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

Service on Other Committees.    Our Non-Employee Directors may also receive additional fees for service on committees established by the Board for specific purposes. Those fees will generally be paid in cash on a quarterly basis for the period that the committee exists and may be set by the Board, the Compensation Committee or the committee itself. The fees paid for service in 2011 on these other Committees were as follows:

Type of Service	Fees Paid
Membership on the Strategic Planning Committee (Dr. Adler and Messrs. Dimick, Keller, Manning and Trotman)	$6,000
Membership on the Special Committee regarding the DOJ Investigation (Dr. Adler and Messrs. Manning, Sarkowsky and Smith)	$5,000

The current quarterly payment for service on the Strategic Planning Committee is $1,500, which was set by the Compensation Committee of the Board. Service on the Special Committee regarding the DOJ Investigation ended in May 2011 and no additional fees will be paid for such service.

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

Each of our Non-Employee Directors received an automatic annual grant of options to purchase 13,200 shares of WebMD Common Stock on January 1, 2011 (with an exercise price of $51.06 per share). As described below under, “— Voluntary Surrender of January 2011 Grants,” each of the Non-Employee Directors voluntarily surrendered this grant in February 2012.

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

Discretionary Grants.    Our Non-Employee Directors may receive grants of stock options or WebMD Restricted Stock under the 2005 Plan at the discretion of the Compensation Committee of the Board. The last such discretionary grant was made on December 10, 2008, when each person who was a Non-Employee Director of WebMD at that time received a non-qualified option to purchase 13,200 shares of WebMD Common Stock. The grants had an exercise price of $23.61 per share and the same vesting schedule and other terms as described above with respect to the annual grants to Non-Employee Directors. There had been no prior discretionary grants since WebMD’s initial public offering in September 2005.

Voluntary Surrender of January 2011 Grants.    On February 23, 2012, each of the Non-Employee Directors voluntarily surrendered a grant of 13,200 non-qualified options to purchase WebMD Common Stock made on January 1, 2011, 3,300 of which were vested and 9,900 of which were unvested. These options had an exercise price of $51.06 per share. None of the directors received any consideration or promise of consideration in exchange for that surrender of stock options. Upon the surrender of those stock options, the shares underlying those options became available for grants under the 2005 Plan. For a description of the options voluntarily surrendered by our executive officers, see “Voluntary Surrender of Certain Option Grants” following the Summary Compensation Table in Item 11 below. The surrenders by the directors and executive officers of stock options were intended to allow WebMD to use the shares that became available under the 2005 Plan to attract new employees and to motivate and retain current key employees.

Options Granted by HLTH

Certain of the Non-Employee Directors also served as non-employee directors of HLTH. For information regarding the options granted to them by HLTH, see Footnote 3 to the 2011 Director Compensation Table, above. Under the HLTH 2000 Plan, outstanding unvested options held by Non-Employee Directors vest and become fully exercisable: (a) upon the Non-Employee Director’s death or termination of service as a result of disability; and (b) upon a “Change of Control” of WebMD. Those options, and any others that had previously vested, will then continue to be exercisable or lapse in accordance with the other provisions of the 2000 Plan and the award agreement. For purposes of the 2000 Plan, a “Change of Control” generally includes (i) a change in the majority of the Board of Directors of WebMD without the consent of the incumbent directors, (ii) any person or entity becoming the beneficial owner of 25% or more of the voting shares of WebMD and the Compensation Committee determining that such transaction constitutes a change of control, taking into consideration all relevant facts, (iii) consummation of a reorganization, merger or similar transaction as a result of which WebMD’s stockholders prior to the consummation of the transaction no longer represent 50% of the voting power and (iv) consummation of a sale of all or substantially all of WebMD’s assets. The Merger did not constitute a Change of Control for purposes of the HLTH 2000 Plan.

Item 11.	Executive Compensation

Overview

This section of our Annual Report contains information regarding our compensation programs and policies and, in particular, their application to a specific group of individuals that we refer to as our Named Executive Officers. For an explanation regarding the composition of this group, see “Compensation Discussion and Analysis — Introduction” below. This section is organized as follows:

•

2011 Report of the Compensation Committee.    This section contains a report of the Compensation Committee of our Board of Directors regarding the “Compensation Discussion and Analysis” section described below. The material in the 2011 Report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that WebMD specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

•	Compensation Committee Interlocks and Insider Participation. This section contains information regarding certain types of relationships involving our Compensation Committee members.

•

Compensation Discussion and Analysis.    This section contains a description of the specific types of compensation we pay, a discussion of our compensation policies, information regarding how those policies were applied to the compensation of our Named Executive Officers for 2011 and other information that we believe may be useful to investors regarding compensation of our Named Executive Officers and other employees.

•

Executive Compensation Tables.    This section provides information, in tabular formats specified in applicable SEC rules, regarding the amounts or value of various types of compensation paid to our Named Executive Officers and related information.

•

Potential Payments and Other Benefits Upon Termination of Employment or Change of Control.    This section provides information regarding amounts that could become payable to our Named Executive Officers following specified events.

•

Employment Agreements with Named Executive Officers.    This section contains summaries of the employment agreements between our Named Executive Officers and WebMD. We refer to these summaries in various other places in this Executive Compensation section.

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

2011 Report of the Compensation Committee

The Compensation Committee of our Board of Directors provides oversight of WebMD’s compensation programs and makes specific decisions regarding compensation of the Named Executive Officers and WebMD’s other executive officers. Set out below is the Compensation Discussion and Analysis section of this Annual Report. That section contains a discussion of WebMD’s executive compensation programs and policies and their application by the Compensation Committee in 2011 to the Named Executive Officers. The members of the Compensation Committee have reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis. Based upon this review and our discussions, these Compensation Committee members have recommended to our Board of Directors that the Compensation Discussion and Analysis section be included in this Annual Report on Form 10-K.

Mark J. Adler, M.D. (Chairperson)

Herman Sarkowsky

Joseph E. Smith

Compensation Committee Interlocks and Insider Participation

Dr. Adler and Messrs. Sarkowsky and Smith were the members of the Compensation Committee for all of 2011. None of these individuals is a current or former executive officer or employee of WebMD or had any relationships in 2011 requiring disclosure by WebMD under the SEC’s rules requiring disclosure of certain relationships and related-party transactions.

None of WebMD’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the WebMD Compensation Committee during 2011.

Compensation Discussion and Analysis

Introduction.    The Compensation Discussion and Analysis contains a description of the specific types of compensation we pay, a discussion of our compensation policies, information regarding how the compensation of our Named Executive Officers for 2011 was determined under those policies and other information that we believe may be useful to investors regarding compensation of our Named Executive Officers and other employees. Under applicable SEC rules, our Named Executive Officers for this Annual Report consist of our Chief Executive Officer, our Chief Financial Officer and the three other executive officers of WebMD who received the most compensation for 2011. Accordingly, our Named Executive Officers for 2011 are: Wayne Gattinella (who served as our Chief Executive Officer for all of 2011), Anthony Vuolo, who served as our Chief Operating Officer and our Chief Financial Officer for all of 2011), Gregory Mason, William Pence and Martin J. Wygod. Mr. Gattinella resigned on January 9, 2012 as Chief Executive Officer of WebMD and as a member of WebMD’s Board of Directors. At that time, Mr. Vuolo became Interim Chief Executive Officer. Since then, Mr. Vuolo continues to serve as Chief Financial Officer, but no longer serves as Chief Operating Officer. Our Board has appointed a committee to oversee the selection of a permanent Chief Executive Officer and that committee is conducting a search process. This Compensation Discussion and Analysis section includes a discussion of Mr. Gattinella’s compensation, as Chief Executive Officer during 2011 since he held that position for the full year. For a description of the terms of the agreement entered into between WebMD and Mr. Gattinella following his resignation, see “Employment Agreements with Named Executive Officers — Letter Agreement with Wayne T. Gattinella” below.

The persons who constitute our Named Executive Officers may change from year to year based on changes in position and changes in compensation. In particular, the grants of WebMD Restricted Stock and options to purchase WebMD Common Stock made to individual executive officers in a particular year may result in changes to who is a Named Executive Officer because, under the SEC rules for determining Named Executive Officers for a specific year, we include the full grant date fair value of option grants and restricted stock grants as compensation in the year in which the grant is made and no compensation for such grants in any other year, regardless of the vesting schedule of the grant or the time of exercise in the case of options. WebMD has not, in the past, made equity grants to our executive officers on an annual or other pre-determined basis, which may result in compensation that varies greatly from year to year for purposes of determining who is a Named Executive Officer. In addition, grants made to newly hired executive officers at the time they join WebMD, which are typically larger than grants made to existing executive officers with comparable responsibilities in that year, may make it appear that they are more highly compensated than those other executive officers and may not be indicative of the compensation that would be reported for such individual in future years if they continue to be a Named Executive Officer. The Compensation Committee considers the vesting schedule of grants made under equity compensation plans to be an important term of such grants and believes that it is appropriate, in its consideration of the timing and amount of specific grants it approves, to view the value of such grants to be deemed distributed over the period of vesting, rather than assigned solely to the year of grant.

Overview of Types of Compensation Used by WebMD.    The compensation of our Named Executive Officers and our other executive officers consists primarily of the following:

•	cash salary;

•	an annual cash bonus, the amount of which was determined by the Compensation Committee in its discretion;

•

Supplemental Bonus Plan (SBP) contributions (which are cash amounts contributed to a trust, which distributes such amounts, with interest earned, the following year if the executive officer remains employed through a specified date), the amount of which was determined by the Compensation Committee in its discretion;

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

A discussion of each of the above types of compensation used in 2011 follows under the heading “— Use of Specific Types of Compensation.” Each of the above types of compensation was used for 2011 for our executive officers, except that there were no special bonuses and no SBP contributions for 2011 for any of our executive officers. The compensation of our other employees generally consists of the same types of compensation, with the specific types and amounts determined by our Chief Executive Officer and other members of our senior management, in light of the policies described under “— Discussion of Compensation Policies” below. In addition, some employees are compensated partially based on commissions or similar arrangements not used at the senior management level.

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

We have not offered any deferred compensation plans to our executive officers or to our other employees. We have also not offered any retirement plans to our executive officers other than 401(k) plans that are generally available to our employees. We refer to the WebMD 401(k) Savings Plan, the current 401(k) Plan of WebMD, as the “401(k) Plan.” Subject to the terms of the 401(k) Plan, WebMD matches, in cash, 25% of amounts contributed to that Plan by each Plan participant, up to 6% of eligible pay. The matching contribution made by WebMD is subject to vesting, based on continued employment, with 50% scheduled to vest on each of the first and second anniversaries of an employee’s date of hire (with employees vesting immediately in any matching contribution made after the second anniversary). For 2011, WebMD made an additional discretionary matching contribution in March 2012 of 25 cents for every dollar contributed by participants (up to 6% of eligible pay). Messrs. Gattinella, Mason and Pence are the Named Executive Officers who elected to participate in the 401(k) Plan in 2011.

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

The Compensation Committee has not retained outside consultants to assist it in implementing these policies or making specific decisions relating to executive compensation. The Compensation Committee does, from time to time, review general information regarding the compensation practices of other companies, including some that are likely to compete with WebMD for the services of our executives and employees and that information is a factor used by the Committee in its decisions and in its general oversight of compensation practices at WebMD. However, the Compensation Committee does not use that information to generate specific compensation amounts or targets and does not seek to create an objective standard for WebMD compensation based on what other companies have done. Instead, in each compensation decision, the Committee exercises its business judgment regarding the appropriateness of types and amounts of compensation in light of the value to WebMD of specific individuals. With respect to 2011 compensation, the Compensation Committee took into account recommendations made by the Chairman of the Board and the Chief Executive Officer (until his resignation, Mr. Gattinella, and after that Mr. Vuolo, as Interim Chief Executive Officer) with respect to determinations of the types and amounts of compensation to be paid to the other executive officers and also discussed with them the types and amounts such individuals believed would be appropriate to pay each of them in light of the amounts being recommended for, and paid to, the other WebMD executive officers. The key compensation decisions for 2011 for which the Chairman of the Board and the Chief Executive Officer provided input to the Compensation Committee relating to WebMD’s executive officers were:

•	the amounts of the annual bonuses for 2011, as more fully described under “— Use of Specific Types of Compensation — Annual Bonuses” below;

•

the terms of the employment agreement entered into with Mr. Mason in connection with his hiring by WebMD, as more fully described under “Employment Agreements with Named Executive Officers — Gregory A. Mason” below; and

•

the size and terms of the equity grants that were approved by the Compensation Committee during 2011, as more fully described below under “— Use of Specific Types of Compensation — Equity Compensation” below.

In addition, the Chairman of the Board and the Chief Executive Officer have discussions, from time to time, with the Compensation Committee and the full Board of Directors regarding compensation policies generally, compensation planning and other compensation matters unrelated to specific compensation decisions and give their views on these matters to the members of the Compensation Committee and the full Board. The Compensation Committee seeks the input from the Chairman of the Board and the Chief Executive Officer because they believe that understanding management’s views regarding its own performance helps the Compensation Committees apply the compensation policies discussed earlier in this section to specific compensation decisions. However, all the decisions regarding the compensation paid to executive officers of WebMD for 2011 were made by the Compensation Committee in its discretion.

WebMD’s senior management generally applies a similar philosophy and similar policies to determine the compensation of officers and managers who are not executive officers and reports to the Compensation Committee regarding these matters.

Use of Specific Types of Compensation

Base Salary.    The Compensation Committee reviews the base salaries of our executive officers from time to time, but expects to make few changes in those salaries except upon a change in position. In 2011, the only change made to the salary of a Named Executive Officer was an increase, in September 2011, in the annual salary of Mr. Wygod from $120,000 to $490,000. The Compensation Committee approved the increase in light of Mr. Wygod’s increased involvement in operational management and related activities. In general, it is the Compensation Committee’s view that increases in the cash compensation of our executive officers should primarily be performance-based and achieved through the bonus-setting process, rather than through an increase in base salary. However, the Compensation Committee considers various factors when it contemplates an adjustment to base salary, including: company performance, the executive’s individual performance, scope of responsibility and changes in that scope (including as a result of promotions), tenure, prior experience and market practice. WebMD’s senior management considers similar factors in determining whether to make adjustments to salaries of other employees, and such changes are made more frequently.

Annual Bonuses.    WebMD’s executive officers have the opportunity to earn annual cash bonuses. However, WebMD’s Named Executive Officers (and its other executive officers) do not participate in a formal annual bonus plan and the Compensation Committee did not set quantitative performance targets, in advance, for use in determining bonus amounts for executive officers for 2011. After the end of 2011, the Compensation Committee determined annual cash bonus amounts to be paid by WebMD to its executive officers based on its subjective assessment of the performance of WebMD in 2011, taking into consideration its views regarding the extent to which financial and operational goals discussed by management and the Board at various times during 2011 were achieved and its views regarding the challenges faced by WebMD during the year. The Compensation Committee believes that, for WebMD at this time, a flexible annual bonus process is a more appropriate one for motivating WebMD’s executive officers than setting quantitative targets in advance because it allows the Compensation Committee to consider, in its bonus determinations:

•	goals of any type set by the Board and communicated to senior management at any point in the year;

•	effects of acquisitions and dispositions of businesses made during the year;

•	challenges faced by WebMD during the year and the handling of those challenges; and

•	effects of unexpected events during the year and the handling of those events.

The Compensation Committee may, at some point in the future, determine that it will use quantitative targets set in advance in determining executive officer bonuses.

While the Compensation Committee does not set quantitative performance targets in advance, it does set individual target bonus opportunities, as a percentage of base salary, for Named Executive Officers. In some cases, these percentages are reflected in the employment agreement for the Named Executive Officer approved by the Compensation Committee. The higher the target percentage of an individual’s salary that the annual bonus opportunity represents, the greater the percentage of total annual cash compensation that is not guaranteed for that individual. Generally, the target percentage (and therefore the percentage of annual compensation that is not guaranteed) increases with the level and scope of responsibility of the executive, as does salary. The target annual bonus opportunities, for 2011, for the Named Executive Officers (other than Mr. Wygod, for whom no such target was set) are set forth in the following table:

Named Executive Officer	Title (during 2011)	Annual Salary	Target Annual Bonus Opportunity	Target Annual Bonus Amount as a Percent of Salary
Wayne T. Gattinella	Chief Executive Officer and President	$560,000	$560,000	100%
Anthony Vuolo	Chief Operating Officer and Chief Financial Officer	$450,000	$450,000	100%
Gregory A. Mason	Executive Vice President — Consumer Services	$400,000	$260,000	65%
William Pence	Executive Vice President and Chief Technology Officer	$375,000	$131,250	35%

Notwithstanding these targets, the Compensation Committee retains discretion regarding the actual annual bonus amounts to be paid to these Named Executive Officers, which could be less than, equal to or more than the target bonus opportunity.

The following table lists, for each of the Named Executive Officers with bonus targets for 2011: (a) the amounts of the 2011 annual cash bonuses and the percentage this represented of the target annual bonus opportunity; and (b) for 2010, the sum of the annual cash bonuses plus awards (which we refer to as SBP Awards) under our Supplemental Bonus Plan (which we refer to as the SBP and which is described more fully below), and the percentage this sum represented of the target annual bonus opportunity:

Named Executive Officer		2011 Annual Bonus		Sum of 2010 Annual Bonus and SBP Award(1)
	Title (during 2011)	Amount	% of Target	Amount	% of Target
Wayne T. Gattinella	Chief Executive Officer and President	n/a	n/a	$400,000	71%
Anthony Vuolo	Chief Operating Officer and Chief Financial Officer	$475,000	106%	$375,000	83%
Gregory A. Mason	Executive Vice President — Consumer Services	$100,000	38%	n/a	n/a
William Pence	Executive Vice President and Chief Technology Officer	$150,000	114%	$150,000	114%

(1)	For 2010, there were two separate bonus amounts for each of the above Named Executive Officers (other than Mr. Mason, who joined WebMD in 2011), a cash bonus and an SBP Award, in the following amounts:

Named Executive Officer	2010 Cash Bonus	2010 SBP Award	Total for 2010
Wayne T. Gattinella	$268,000	$132,000	$400,000
Anthony Vuolo	$251,250	$123,750	$375,000
William Pence	$100,500	$49,500	$150,000

Mr. Mason’s bonus target was subject, in 2011, to pro-ration since he joined WebMD during 2011. As discussed under “Compensation Discussion and Analysis — Introduction” above, Mr. Gattinella resigned in January 2012, which was prior to the determination of 2011 bonuses by the Compensation Committee in March 2012 and, accordingly, did not receive any bonus for 2011. For a description of the terms of the agreement entered into between WebMD and Mr. Gattinella following his resignation, see “Employment Agreements with Named Executive Officers — Letter Agreement with Wayne T. Gattinella” below.

In determining the amounts of the Annual Bonuses for 2011, the Compensation Committee considered WebMD’s financial and operational performance. However, as in prior years, the Compensation Committee did not attempt to tie the amounts of the 2011 annual bonuses for these executive officers to any specific measures and, instead, based its bonus determinations on its subjective view of our company’s results and management’s accomplishments in light of the challenges faced by WebMD during 2011. The Compensation Committee viewed the financial performance of WebMD in 2011 to have been unsatisfactory. However, the Committee recognized that the operational performance of the company’s public portal Web sites, as demonstrated by usage metrics, user satisfaction and awards and recognition achieved, continued to be strong. The Committee also recognized that some of the challenges faced by WebMD during 2011 were outside the control of WebMD management, particularly the unexpectedly large reduction in promotional spending commitments by large pharmaceutical companies late in the year. The Compensation Committee also recognized that WebMD’s executives and employees are in demand by both direct competitors to WebMD and by Internet companies generally. The Committee noted that, in light of the sharp drop in the market price of WebMD Common Stock during the year, the value of the equity compensation of executives and employees, which had served as a key retention incentive, was significantly reduced and that employees would be at even greater risk of leaving WebMD if bonuses were also significantly reduced.

Based on those views, the Compensation Committee authorized maintaining 2011 bonus levels for employees who are not executive officers at approximately the same overall levels as in 2010 and set executive officer bonuses individually, based on the Committee’s evaluation of their individual contributions. For Mr. Vuolo, the Compensation Committee believed that he had performed well in the demanding dual roles of Chief Operating Officer and Chief Financial Officer of WebMD and approved a bonus slightly above his target bonus in recognition of his efforts. The Committee believed that Mr. Pence continued to provide excellent leadership to WebMD’s technology initiatives and reflected this in a bonus that was approximately 15% above his target bonus. The Committee authorized a bonus for Mr. Mason, who joined WebMD in the middle of the year, in line with his target bonus, but pro rated for when he took over leadership of Consumer Services.

Mr. Wygod’s total cash compensation for 2011 was $700,308, and consisted of $225,308 in salary and an annual bonus of $475,000. For 2010, Mr.Wygod’s total cash compensation was $1,870,000, and consisted of $120,000 in salary, an annual bonus of $1,172,500 and an SBP Award of $577,500. In determining Mr. Wygod’s bonus for 2011, the Compensation Committee considered his increasing involvement with management of the company, his individual contributions to corporate strategy and his leadership role in significant transactions, but also believed it was appropriate to consider the financial performance of the company in 2011.

Supplemental Bonus Plan (SBP) Awards.    SBP Awards are cash amounts contributed for certain years by WebMD for the Named Executive Officers (and other WebMD employees) to a trust (the Supplemental Bonus Trust), which distributed such amounts, with actual interest earned, the following year if the employee remains employed through a specified date. 2011 annual bonuses were paid in full in March 2012 and the SBP was not used for that year. The Compensation Committee will determine whether to use the SBP in future years. The following describes the SBP Awards for each of 2008, 2009 and 2010 and the related releases the next year:

•

2010 SBP Awards.    In February 2011, the Compensation Committee approved the contribution, made in March 2011, to the Supplemental Bonus Trust of SBP Awards for 2010 (which we refer to as the 2010 SBP Awards), including: a $132,000 contribution for Mr. Gattinella; a $123,750 contribution for Mr. Vuolo; a $49,500 contribution for Mr. Pence; and a $577,500 contribution for Mr. Wygod. In order to receive the applicable payment from the Supplemental Bonus Trust for the 2010 SBP Awards, each SBP participant was required to be employed by WebMD on March 1, 2012 (subject to limited exceptions for death, disability, or certain terminations of employment in connection with a sale of a subsidiary or division or, in the discretion of the governing committee, certain other reductions in force or position eliminations). The Supplemental Bonus Trust distributed the 2010 SBP Awards, together with actual net interest earned on the respective amounts, to SBP participants in March 2012. Since Mr. Gattinella resigned in January 2012, he did not receive any distribution of his 2010 SBP Award.

•

2009 SBP Awards.    In March 2010, the Compensation Committee of the WebMD Board approved the contribution, made in March 2010, to the Supplemental Bonus Trust of SBP Awards for 2009 (which we refer to as the 2009 SBP Awards), including: a $132,000 contribution for Mr. Gattinella; a $103,950 contribution for Mr. Vuolo; a $41,250 contribution for Mr. Pence; and a $165,000 contribution for Mr. Wygod. In order to receive the applicable payment from the Supplemental Bonus Trust for the 2009 SBP Awards, each SBP participant was required to be employed by WebMD on March 1, 2011 (subject to the limited exceptions described above). In March 2011, the Supplemental Bonus Trust distributed the 2009 SBP Awards, together with actual net interest earned on the respective amounts, to SBP participants and, at that time: Mr. Gattinella received $132,013; Mr. Vuolo received $103,960; Mr. Pence received $41,254; and Mr. Wygod received $165,016.

•

2008 SBP Awards.    In February 2009, the Compensation Committee of the WebMD Board approved the contribution, made in March 2009, to the Supplemental Bonus Trust of SBP Awards for certain WebMD officers and employees for 2008 (which we refer to as the 2008 SBP Awards), including: a $135,000 contribution for Mr. Gattinella; a $125,000 contribution for Mr. Vuolo; and a $55,000 contribution for Mr. Pence. Mr. Wygod did not receive a 2008 SBP Award. In order to receive the applicable payment from the Supplemental Bonus Trust for the 2008 SBP Awards, each SBP participant was required to be employed by WebMD on March 1, 2010 (subject to the limited exceptions described above). In March 2010, the Supplemental Bonus Trust distributed the 2008 SBP Awards, together with actual net interest earned on the respective amounts, to SBP participants and, at that time: Mr. Gattinella received $135,099; Mr. Vuolo received $125,091; and Mr. Pence received $55,040.

Any contributions to the Supplemental Bonus Trust that are forfeited for failure to meet the employment condition by an SBP participant are shared by the remaining SBP participants for that year, except that SBP participants who are executive officers of WebMD are not eligible to receive any portion of such forfeitures. The SBP was intended to provide additional retention incentives for executive officers and other employees of WebMD who receive a significant portion of their compensation as an annual cash bonus.

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

During 2011, the grants of WebMD Restricted Stock and options to purchase WebMD Common Stock set forth in “Equity Compensation Tables — Grants of Plan-Based Awards in 2011” were made to the Named Executive Officers. In making grants in July 2011 (to Messrs. Mason and Pence) and in September 2011 (to Messrs. Gattinella, Vuolo and Wygod), the Compensation Committee took into consideration the fact that the option grants made in 2010 to the Named Executive Officers other than Mr. Mason (who joined WebMD in 2011) were out-of-the-money by then, with an exercise price of $46.81 per share). The stock options granted in July 2011 had an exercise price of $36.62 (the current market price at the time of grant); the stock options granted in September 2011 had an exercise price of $29.44 per share (the current market price at the time of grant). In making the grants of WebMD Restricted Stock and options to purchase WebMD Common Stock to Mr. Mason in July 2011, the Compensation Committee took into consideration the fact that the options granted to Mr. Mason when he joined WebMD in May 2011 were out-of-the-money, with an exercise price of $45.82. Also in September 2011, grants were made to a total of approximately 120 employees, other than the Named Executive Officers. The grants made during 2011 all had a four year vesting schedule and were intended, by the Compensation Committee, to provide additional retention incentive to employees believed to be important to WebMD at a time when the risk of their recruitment by other companies was believed to be increasing.

Application of Compensation Policies to Individual Named Executive Officers.    Differences in compensation among our Named Executive Officers result from a number of factors and may vary from year to year. The key factors that may create differences in compensation are differences in: (a) the level of responsibility of the individual Named Executive Officers and (b) our need to motivate and retain specific individuals at specific points in time. In general, larger equity grants are made to our most senior executive officers because they have the greatest potential to affect the value of our company and to improve results for stockholders. Similarly, a greater portion of their total cash compensation is likely to come from their annual bonus since they generally have a higher target annual bonus as a percentage of annual salary. Determinations relating to whether the annual bonuses for our Named Executive Officers will be at, above or below such targets are based in part on the Compensation Committee’s subjective evaluation of the performance of our company as a whole, and in part on its subjective evaluation of the performance of individual Named Executive Officers.

Differences in the application of compensation policies to individual Named Executive Officers for 2011 related primarily to: (a) their bonuses, for which the considerations relating to the differences in those amounts were described under “— Annual Bonuses” above; and (b) grants of WebMD Restricted Stock and options to purchase WebMD Common Stock made in July and September 2011 described under “— Equity Compensation” above, the differences in which primarily related to the overall scope of the responsibilities of the individual Named Executive Officers. In addition, Mr. Wygod received a grant of 92,867 shares of WebMD Restricted Stock in February 2011 (scheduled to vest over a four year period) at a time when no grants were made to other executive officers in recognition of his continued role in significant corporate transactions, while his involvement in operational management of WebMD was also increasing.

Benefits and Perquisites.    Our executive officers are generally eligible to participate in our benefit plans on the same basis as our other employees (including matching contributions to the 401(k) Plan and company-paid group term life insurance). For the past several years, we have maintained a sliding scale for the cost of employee premiums for our health plan, under which employees with higher salaries pay a higher amount. The limited perquisites (or “perks”) received by our Named Executive Officers in 2011 are described in the footnotes to the Summary Compensation Table. In addition, our executive officers (as part of a larger group of employees generally having a title of “Vice President” or higher or a salary of $180,000 or more) receive company-paid supplemental disability insurance, the cost of which is listed in those footnotes.

Compensation Following Termination of Employment or a Change of Control

Overview.    WebMD does not offer any deferred compensation plans to our executive officers or other employees and does not offer any retirement plans to our executive officers, other than a 401(k) plan generally available to our other employees. Accordingly, the payment and benefit levels for WebMD’s Named Executive Officers applicable upon a termination or a change of control result primarily from provisions in the employment agreements between WebMD and the individual Named Executive Officers. However, unlike annual or special bonuses or the amounts of equity grants (which the Compensation Committee generally determines in its discretion at the time of payment or grant), the terms of employment agreements are the result of negotiations between WebMD and those individuals, which generally occur at the time the individual joins WebMD or in connection with a promotion to a more senior position with WebMD (subject to the approval of the Compensation Committee in the case of executive officer employment agreements). The Compensation Committees of WebMD and HLTH have, in the past, usually been willing to include similar provisions relating to potential terminations and changes in control in connection with the renewal of or extensions to an employment agreement with an existing executive officer as those in the existing employment agreement with that executive officer. The employment agreements with our Named Executive Officers are described under the heading “Employment Agreements with Named Executive Officers” below and summaries of the types of provisions relating to post-termination compensation contained in those agreements are included in this section under the headings “— Employment Agreement Provisions Regarding Termination Benefits” and “— Employment Agreement Provisions Regarding Change of Control Benefits” below.

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

The amount and nature of these benefits vary by individual, with the most senior of the Named Executive Officers typically receiving more of these benefits and receiving them for a longer period. These benefits also vary depending on the reason for the termination. See “Employment Agreements with Named Executive Officers” below for a description of the specific provisions that apply to specific Named Executive Officers and “Potential Payments and Other Benefits Upon Termination of Employment or a Change of Control” below for a sample calculation, based on applicable SEC rules, of the amounts that would have been payable if termination for specified reasons had occurred as of December 31, 2011. No such post-termination benefits apply if a Named Executive Officer is terminated for cause. The Compensation Committee believes that the protections provided to executive officers by the types of employment agreement provisions described above are appropriate for the attraction and retention of qualified and talented executives and consistent with good corporate governance.

Employment Agreement Provisions Regarding Change of Control Benefits.    The Compensation Committee believes that executives should generally not be entitled to severance benefits solely as a result of the occurrence of a change of control, but that it is appropriate to provide for such benefits if a change of control is followed by a termination of employment or other appropriate triggering event. See “— Employment Agreement Provisions Regarding Termination Benefits” above. However, the Compensation Committee has approved the following exceptions:

•

With respect to Mr. Vuolo, he may resign from his employment after six months following a Change of Control of WebMD and receive the same benefits, under his employment agreement, as if he was terminated without Cause or for Good Reason following a Change of Control (other than with respect to outstanding equity awards). Continuation of vesting and exercisability of options and acceleration of vesting of restricted stock following a Change of Control are also subject to requirements that Mr. Vuolo remain employed for specified periods following the Change of Control, unless he is terminated without Cause or resigns for Good Reason, as described under “Employment Agreements with Named Executive Officers — Anthony Vuolo” below (which also provides background regarding the defined terms used in Mr. Vuolo’s Employment Agreement).

•

With respect to Mr. Wygod, the vesting of all WebMD Restricted Stock and all options to purchase WebMD Common Stock outstanding at the time of a Change of Control will accelerate on the date of the change of control. If Mr. Wygod’s employment terminates for any reason (other than Cause) thereafter, the options will remain outstanding through the remainder of their term. For additional information, see “Employment Agreements with Named Executive Officers — Martin J. Wygod” (which also provides background regarding the defined terms used in Mr. Wygod’s Employment Agreement).

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

Application in 2011.    In connection with the grants of WebMD Restricted Stock and options to purchase WebMD Common Stock made to Messrs. Gattinella, Vuolo and Wygod in September 2011, the Compensation Committee exercised discretion relating to change of control benefits and post-termination compensation in the following manner:

•

In making the grants to Mr. Vuolo, the Compensation Committee determined that it was appropriate to provide for continuation of vesting and exercisability of options and acceleration of vesting of restricted stock following a Change of Control in the circumstances described under “Employment Agreements with Named Executive Officers — Anthony Vuolo” below, including if Mr. Vuolo resigns for any reason after the first anniversary of the date of the Change of Control. Mr. Gattinella’s grants in September 2011 had the same provisions as applied to Mr. Vuolo, but are no longer outstanding as a result of Mr. Gattinella’s resignation from WebMD in January 2012. See “Employment Agreements with Named Executive Officers — Letter Agreement with Wayne T. Gattinella” below.

•

In making the grants to Mr. Wygod, the Compensation Committee determined that it was appropriate for the existing provisions of Mr. Wygod’s employment agreement regarding equity compensation (as described above) to apply to those grants.

Deductibility of Compensation.    Section 162(m) of the Internal Revenue Code generally limits the ability of a publicly held corporation to deduct compensation in excess of $1 million per year paid to certain executive officers. It is the policy of the Compensation Committee to structure, where practicable, compensation paid to its executive officers so that it will be deductible under Section 162(m) of the Code. Accordingly, WebMD’s equity plans under which awards are made to officers and directors are generally designed to ensure that compensation attributable to stock options granted will be tax deductible by WebMD. However, cash bonuses for WebMD’s executive officers and grants of restricted stock do not qualify as performance-based within the meaning of Section 162(m) and, therefore, are subject to its limits on deductibility. In determining that the compensation of WebMD’s executive officers for 2011 was appropriate under the circumstances and in the best interests of WebMD and its stockholders, the Compensation Committee considered the amount of net operating loss carryforwards available to WebMD to offset income for Federal income tax purposes. See Note 11 to the Consolidated Financial Statements included in this Annual Report.

Consideration of the Advisory Vote on Executive Compensation at the 2011 Annual Meeting of Stockholders.    At our 2011 Annual Meeting of Stockholders, the ballot included our first advisory vote on executive compensation, commonly known as “Say-on-Pay.” The vote was not binding upon our company, our Board of Directors or the Compensation Committee. Of the votes cast, including abstentions, approximately 90.3% were “FOR” the compensation of the executive officers as disclosed in the “Executive Compensation” section of the proxy statement for the 2011 Annual Meeting. The Compensation Committee took this result into consideration in determining to continue the overall design and key components of our executive compensation program and in connection with its implementation by the Committee since the 2011 Annual Meeting. The Compensation Committee intends to continue to consider the outcome of annual advisory votes when making future executive compensation decisions.

Executive Compensation Tables

This section provides information, in tabular formats specified in applicable SEC rules, regarding the amounts of compensation paid to our Named Executive Officers and related information. The tables included are:

•	the Summary Compensation Table, which presents information regarding the total compensation of each of our Named Executive Officers and the types and values of the components; and

•

three tables providing additional information regarding our equity compensation, entitled: Grants of Plan-Based Awards in 2011; Outstanding Equity Awards at End of 2011; and Option Exercises and Stock Vested in 2011.

As permitted by the SEC rules relating to the executive compensation tables, the following tables reflect only the types of compensation paid to our Named Executive Officers. For example, since our only retirement plan is a 401(k) plan, we do not include tables applicable to other types of retirement plans. For a general description of the types of compensation paid by WebMD, see “Compensation Discussion and Analysis — Overview of Types of Compensation used by WebMD” above.

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

(a)	(b)	(c)	(d)		(e)		(f)	(g)		(h)

Name and Principal Position(1)	Year	Salary ($)(2)	Bonus ($)(3)		Stock Awards ($)(4)		Option Awards ($)(4)	All Other Compensation ($)		Total ($)
Wayne T. Gattinella Chief Executive Officer and President	2011	560,000	132,013	(5)	1,030,400		806,895	13,658	(6)	2,542,966
	2010	560,000	403,099	(5)	1,404,300		1,845,660	13,658	(6)	4,226,717
	2009	581,538	404,869	(5)	—		—	13,658	(6)	1,000,065

Anthony Vuolo Chief Operating Officer & Chief Financial Officer	2011	450,000	578,960	(8)	809,600		753,102	17,704	(9)	2,609,366
	2010	450,000	376,341	(8)	936,200		1,538,050	17,704	(9)	3,318,295
	2009	467,308	437,780	(8)	1,507,440	(7)	—	18,l65	(9)	2,430,693

Gregory A. Mason Executive Vice President Consumer Services	2011	213,846	150,000	(10)	2,386,790		3,359,493	66,712	(11)	6,176,841

William Pence Executive Vice President & Chief Technology Officer	2011	375,000	191,254	(12)	439,440		855,278	11,581	(13)	1,872,553
	2010	375,000	155,540	(12)	468,100		1,153,538	11,581	(13)	2,163,759
	2009	389,423	83,750		—		—	13,292	(13)	486,465

Martin J. Wygod Chairman of the Board	2011	225,308	640,016	(14)	4,999,959		3,765,510	11,618	(15)	9,642,411
	2010	120,000	1,172,500		3,510,750		1,153,538	17,208	(15)	5,973,996
	2009	848,077	1,235,000	(14)	3,768,600		—	10,847	(15)	5,862,524

(1)	Positions listed are as of December 31, 2011. Mr. Gattinella resigned from WebMD in January 2012 and, at that time, Mr. Vuolo became Interim Chief Executive Officer. Since then, Mr. Vuolo continues to serve as Chief Financial Officer, but no longer serves as Chief Operating Officer.

(2)	We pay salary to our employees on a bi-weekly basis and, in calendar year 2009, we made 27 such bi-weekly payments, so certain of the Named Executive Officers received aggregate salary payments in calendar year 2009 that exceeded their annual salary rate and that higher amount is reported in Column (c) for 2009. The amounts for 2011 in Column (c) are equal to the annual salary rate for 2011 for each of the Named Executive Officers, except for (1) Mr. Mason, who joined WebMD during 2011 and did not receive a full year of salary and whose current annual salary rate is $400,000 and (2) Mr. Wygod, whose annual salary rate increased from $120,000 to $490,000 on September 20, 2011. For additional information regarding the annual salary rate of the Named Executive Officers, see “Employment Agreements with Named Executive Officers” below.

(3)	The amounts reported in Column (d) include, to the extent applicable to the individual Named Executive Officers, with respect to the years listed: annual cash bonuses for that year (which were paid in February or March of the following year); special bonuses paid in cash during that year; and amounts released from the Supplemental Bonus Trust during that year. For additional information, see “— Background Information Regarding the Summary Compensation Table — Bonuses” below and “Compensation Discussion and Analysis — Use of Specific Types of Compensation — Supplemental Bonus Plan (SBP) Awards” above. In addition, a sign-on bonus paid to Mr. Mason in 2011 is reflected in the amount in Column (d) for him. Where amounts listed for an individual in a specific year include anything other than just the annual cash bonus for that year, we have included the breakdown in a footnote to this table below.

(4)

The amounts reported in Columns (e) and (f) above reflect the grant date fair value, in the year of grant, for the WebMD Restricted Stock and options to purchase WebMD Common Stock awarded, if any, to the respective Named Executive Officers, computed in accordance with FASB ASC Topic 718. See Note 8 (Stock-Based Compensation) to the Consolidated Financial Statements included in this Annual Report for an explanation of the methodology and assumptions used in determining the fair value of these awards. The actual amounts, if any, ultimately realized by our Named Executive Officers from these grants depend on the price of WebMD Common Stock at the time of vesting of restricted stock or at the time of exercise of vested stock options, as the case may be. In addition, as described below under, “Background Information Regarding the Summary Compensation Table — Voluntary Surrender of Certain Option Grants,” each of the Named Executive Officers (other than Mr. Gattinella, who was no longer employed by WebMD) voluntarily surrendered certain outstanding option grants in February 2012. Accordingly, those Named Executive Officers have not and will not realize any income from the surrendered options, even though the grant date fair value of those options is, in accordance with applicable SEC rules, included as compensation in the Summary Compensation Table. The fair value of the surrendered option grants represented all of the compensation reported in Column (f) for 2010 for Messrs. Vuolo, Pence and Wygod and $2,504,215 of the compensation reported in

Column (f) for 2011 for Mr. Mason. In addition, even though the grant date fair value of the options and restricted stock granted to Mr. Gattinella in 2011 are included as compensation in Columns (e), (f) and (h), they were unvested at the time Mr. Gattinella resigned and, along with certain other unvested options and restricted stock granted to him, were surrendered as a result of his resignation.

(5)	For 2011, consists of: $132,013 released in March 2011 from the Supplemental Bonus Trust with respect to contributions made on Mr. Gattinella’s behalf for 2009. For 2010, consists of: (a) an annual bonus for 2010 of $268,000 and (b) $135,099 released in March 2010 from the Supplemental Bonus Trust with respect to contributions made on Mr. Gattinella’s behalf for 2008. For 2009, consists of: (a) an annual bonus for 2009 of $268,000 and (b) $136,869 released in March 2009 from the Supplemental Bonus Trust with respect to contributions made on Mr. Gattinella’s behalf for 2007.

(6)	For each of the years presented, consists of: (a) $7,350 in company matching contributions under the 401(k) Plan; (b) $3,986 for company-paid supplemental disability insurance; and (c) $2,322 for company-paid group term life insurance.

(7)	Mr. Vuolo served as our Chief Operating Officer for all of 2009 and began serving in the additional position of Chief Financial Officer in October 2009. In connection with Mr. Vuolo becoming Chief Financial Officer of WebMD, he was granted 44,000 shares of WebMD Restricted Stock on November 3, 2009, 25% of which vested on the first and second anniversaries of the date of grant and 25% of which is scheduled to vest on each of the next two anniversaries of the date of grant. That grant is reflected in Column (e) for 2009.

(8)	For 2011, consists of: (a) an annual bonus for 2011 of $475,000 and (b) $103,960 released in March 2011 from the Supplemental Bonus Trust with respect to contributions made on Mr. Vuolo’s behalf for 2009. For 2010, consists of: (a) an annual bonus for 2010 of $251,250 and (b) $125,091 released in March 2010 from the Supplemental Bonus Trust with respect to contributions made on Mr. Vuolo’s behalf for 2008. For 2009, consists of: (a) an annual bonus for 2009 of $211,050; (b) a special bonus of $100,000 paid in November 2009 in recognition of his contributions to the completion of HLTH’s divestiture of Porex; and (c) $126,730 released in March 2009 from the Supplemental Bonus Trust with respect to contributions made on Mr. Vuolo’s behalf for 2007.

(9)	For each of 2011 and 2010, consists of: (a) $4,462 for company-paid supplemental disability insurance; (b) $1,242 for company-paid group term life insurance; and (c) an automobile allowance of $12,000. For 2009, consists of: (a) $4,462 for company-paid supplemental disability insurance; (b) $1,242 for company-paid group term life insurance; and (c) an automobile allowance of $12,461.

(10)	Consists of: (a) an annual bonus for 2011 of $100,000 and (b) a $50,000 sign-on bonus paid in August 2011, which was contingent upon Mr. Mason’s relocation to the New York City area.

(11)	Consists of: (a) $436 for company-paid group term life insurance; (b) $3,289 in company matching contributions under the 401(k) Plan; and (c) $62,987 for reimbursement of certain relocation expenses, including moving costs and temporary housing. The reimbursement of relocation expenses was subject to a requirement to repay the amounts reimbursed if Mr. Mason resigns from WebMD prior to the first anniversary of his joining WebMD.

(12)	For 2011, consists of: (a) an annual bonus for 2011 of $150,000 and (b) $41,254 released in March 2011 from the Supplemental Bonus Trust with respect to contributions made on Mr. Pence’s behalf for 2009. For 2010, consists of: (a) an annual bonus for 2010 of $100,500 and (b) $55,040 released in March 2010 from the Supplemental Bonus Trust with respect to contributions made on Mr. Pence’s behalf for 2008.

(13)	For each of 2011 and 2010, consists of: (a) $810 for company-paid group term life insurance, (b) $3,421 for company-paid supplemental disability insurance; and (c) $7,350 in company matching contributions under the 401(k) Plan. For 2009, consists of: (a) $810 for company-paid group term life insurance, (b) $5,132 for company-paid supplemental disability insurance; and (c) $7,350 in company matching contributions under the 401(k) Plan.

(14)	For 2011, consists of: (a) an annual bonus for 2011 of $475,000 and (b) $165,016 released in March 2011 from the Supplemental Bonus Trust with respect to contributions made on Mr. Wygod’s behalf for 2009. For 2009, consists of: (a) an annual bonus for 2009 of $335,000; and (b) a special bonus of $900,000 paid in November 2009 in recognition of his contributions to the completion of HLTH’s divestiture of Porex.

(15)	For 2011, consists of: (a) $6,921 for company-paid supplemental disability insurance; and (b) $4,697 for company-paid group term life insurance. For 2010, consists of: (a) $6,083 for company-paid supplemental disability insurance; and (b) $11,125 for company-paid group term life insurance. For 2009, consists of: (a) $3,989 for company-paid supplemental disability insurance; and (b) $6,858 for company-paid group term life insurance.

Background Information Regarding the Summary Compensation Table

General.    The Summary Compensation Table above quantifies the amount or value of the different forms of compensation earned by or awarded to our Named Executive Officers by WebMD (and, with respect to 2009 prior to the Merger, by HLTH) and provides a dollar amount for total compensation for each year covered. Descriptions of the material terms of each Named Executive Officer’s employment agreement and related information is provided under “Employment Agreements with Named Executive Officers” below. The agreements provide the general framework and some of the specific terms for the compensation of the Named Executive Officers. With respect to Mr. Gattinella, that section provides a description of the letter agreement entered into in January 2012 following his resignation.

Approval of the Compensation Committee is required prior to WebMD entering into employment agreements with its executive officers or amendments to those agreements. However, many of the decisions relating to compensation for a specific year made by the Compensation Committee are implemented without changes to the general terms of employment set forth in those agreements. For a discussion of the salary, bonus and equity compensation of our Named Executive Officers for 2011 and the decisions made by the Compensation Committee relating to 2011 compensation, see “Compensation Discussion and Analysis” above.

Bonuses.    As described in “Compensation Discussion and Analysis — Annual Bonuses” above, WebMD has paid annual cash bonuses to its executive officers, the amount of which was determined by the Compensation Committee in its discretion. From time to time, WebMD pays special bonuses to provide recognition for specific accomplishments or at the time of a promotion, if determined by the Compensation Committee to be appropriate and in amounts determined by the Compensation Committee in its discretion. The footnotes to the Summary Compensation Table identify the amounts of any special bonuses for individual Named Executive Officers with respect to 2009. No special bonuses were made to the Named Executive Officers with respect to 2011 or 2010.

Supplemental Bonus Plan (SBP) contributions are cash amounts contributed by WebMD for specified Named Executive Officers (and other WebMD employees) to a trust (the Supplemental Bonus Trust), which distributes such amounts, with actual interest earned, the following year if the employee remains employed through a specified date. For example, amounts contributed in March 2011 (for 2010 bonuses) were distributed in March 2012, except with respect Mr. Gattinella, who was no longer employed by WebMD. Because those amounts were forfeitable until March 1, 2012, they will be reflected in future Summary Compensation Tables as compensation in 2012 if the recipient is a Named Executive Officer for that year. In the Summary Compensation Table above, we include: (1) distributions from March 2010 contributions (for 2009 bonuses) in amounts for 2011 since they ceased to be forfeitable on March 1, 2011; (2) distributions from March 2009 contributions (for 2008 bonuses) in amounts for 2010 since they ceased to be forfeitable on March 1, 2010; and (3) distributions from March 2008 contributions (for 2007 bonuses) in amounts for 2009 since they ceased to be forfeitable on March 1, 2009. The footnotes to the Summary Compensation Table identify the amounts of the distributions for individual Named Executive Officers. No SBP contribution was made in 2012 (for 2011 bonuses). For additional information, see “Compensation Discussion and Analysis — Use of Specific Types of Compensation — Supplemental Bonus Plan (SBP) Awards” above.

In considering the annual decisions made by the Compensation Committee regarding bonuses, the amount authorized for a particular year includes the bonus payable for that year plus the amount, if any, contributed at the same time to the Supplemental Bonus Trust (but not the amount released as a result of decisions made in prior years). Accordingly, amounts reported in the Summary Compensation Table for a particular year do not correspond to the amounts authorized by the Compensation Committee for that same year. For example, Mr. Gattinella received no bonus for 2011. The $132,013 reported with respect to Mr. Gattinella for 2011 in column (d) is the amount released to him in March 2011 based on an SBP contribution approved by the Compensation Committee in early 2010 in connection with his bonus for 2009. For a discussion comparing bonus decisions by the Compensation Committee from year to year, see “Compensation Discussion and Analysis — Use of Specific Types of Compensation — Annual Bonuses” above.

Stock Options and Restricted Stock.    Under applicable SEC rules, the Summary Compensation Table reflects the full grant date fair value of option grants and restricted stock grants in the year in which the grant is made and no compensation in any other year, regardless of the vesting schedule of the grant or the time of exercise in the case of options. As a result, the compensation of our executive officers reported in the Summary Compensation Table may vary greatly from year to year, depending on which years grants were made to specific WebMD executive officers and the size of the grants made. WebMD has not, in the past, made equity grants to our executive officers or our other employees on an annual or other pre-determined basis. In addition, grants made to newly hired executive officers at the time they join WebMD, which are typically larger than grants made to existing executive officers with comparable responsibilities in that year, may make it appear that they are more highly compensated than those other executive officers and may not be indicative of the compensation that would be reported for such individual in future years if they continue to be a Named Executive Officer. The Compensation Committee considers the vesting schedule of grants made under equity compensation plans to be an important term of such grants and believes that it is appropriate, in its consideration of the timing and amount of specific grants it approves, to view the value of such grants to be deemed distributed over the period of vesting, rather than assigned solely to the year of grant.

The amounts reported in the Summary Compensation Table for stock awards and option awards reflect a specific method of valuation of those awards, as more fully described in Note 8 (Stock-Based Compensation) to the Consolidated Financial Statements included in this Annual Report, and do not reflect income or cash received by our Named Executive Officers. The actual amounts, if any, ultimately realized by our Named Executive Officers from equity grants will depend on the price of our Common Stock at the time of vesting of restricted stock or at the time of exercise of vested stock options, as the case may be. In addition, as described below under “— Voluntary Surrender of Certain Option Grants,” each of the Named Executive Officers (other than Mr. Gattinella, who was no longer employed by WebMD) voluntarily surrendered certain outstanding option grants in February 2012. Accordingly, those Named Executive Officers have not and will not realize any income from the surrendered options, even though the grant date fair value of those options is, in accordance with applicable rules, included as compensation in Columns (f) and (h) of the Summary Compensation Table. In addition, even though the grant date fair value of the options and restricted stock granted to Mr. Gattinella in 2011 are included as compensation in Columns (e), (f) and (h), they were unvested at the time Mr. Gattinella resigned and, along with certain other unvested options and restricted stock granted to him, were surrendered as a result of his resignation.

Voluntary Surrender of Certain Option Grants.    On February 23, 2012, each of the Named Executive Officers (other than Mr. Gattinella, who was no longer employed by WebMD) voluntarily surrendered certain grants of non-qualified options to purchase WebMD Common Stock previously made to them. In the table “Outstanding Equity Awards at End of 2011” below, we have indicated by footnote which grants were voluntarily surrendered by the Named Executive Officers. None of the Named Executive Officers received any consideration or promise of consideration in exchange for that surrender of stock options. Upon the surrender of those stock options, the shares underlying those options became available for grants under the 2005 Plan. For a description of the options voluntarily surrendered by our Non-Employee Directors, see “Non-Employee Director Compensation — Option Grants — Voluntary Surrender of Certain Option Grants” in Item 10 above. The surrenders by the Non-Employee Directors and Named Executive Officers of stock options were intended to allow WebMD to use the shares that became available under the 2005 Plan to attract new employees and to motivate and retain current key employees.

Grants of Plan-Based Awards in 2011

Table.    The following table presents information regarding the equity incentive awards granted by WebMD to our Named Executive Officers during 2011. The material terms of each grant are described under “— Additional Information Regarding Awards” below.

(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Approval Date	Grant Date	All Stock Awards: Number of Shares of Stock (#)	All Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
Wayne T. Gattinella	9/25/11	9/25/11	35,000	75,000	29.44	1,837,295
Anthony Vuolo	9/25/11	9/25/11	27,500	70,000	29.44	1,562,702
Gregory A. Mason	5/23/11	6/21/11	42,500	175,000	45.82	4,451,565
	7/23/11	7/23/11	12,000	75,000	36.62	1,294,718
William Pence	7/23/11	7/23/11	12,000	75,000	36.62	1,294,718
Martin J. Wygod	2/11/11	2/11/11	92,867	—	—	4,999,959
	9/25/11	9/25/11	—	350,000	29.44	3,765,510

(1)	The amounts reported in this column have been calculated in accordance with FASB ASC Topic 718 and reflect the fair value of each equity award based on the grant date fair market value of WebMD Common Stock. See Note 8 (Stock-Based Compensation) to the Consolidated Financial Statements included in this Annual Report for an explanation of the methodology and assumptions used in determining the fair value of these awards. The actual amounts, if any, ultimately realized by our Named Executive Officers from these grants depend on the price of our Common Stock at the time of vesting of restricted stock or at the time of exercise of vested stock options, as the case may be.

Additional Information Regarding Awards.    Each option to purchase WebMD Common Stock granted to our Named Executive Officers in 2011 was granted pursuant to the 2005 Plan. All such grants were made with a per-share exercise price equal to the fair market value of a share of WebMD Common Stock on the grant date. For these purposes, and in accordance with the terms of the 2005 Plan and WebMD’s option grant practices, the fair market value is equal to the closing price of a share of WebMD Common Stock on the Nasdaq Global Select Market on the grant date or, if the grant date is not a trading day, the most recent prior trading day. The vesting schedule for each such stock option granted to our Named Executive Officers in 2011 is 25% on each of the first four anniversaries of the date of grant. Once vested, each such stock option will generally remain exercisable until its normal expiration date. Each such stock option granted to our Named Executive Officers in 2011 has a term of 10 years. For information regarding the effect on the vesting and exercisability of these stock options of the death, disability or termination of employment of a Named Executive Officer or a change of control of WebMD, see “Potential Payments and Other Benefits Upon Termination of Employment or a Change in Control” and “Employment Agreements with Named Executive Officers” below. If a Named Executive Officer’s employment is terminated for cause, outstanding stock options (whether vested or unvested) would immediately terminate.

The grants of shares of WebMD Restricted Stock to the Named Executive Officers in 2011 are subject to certain restrictions, including restrictions on transferability, and were made under, and are subject to the terms of, the 2005 Plan. The restrictions lapse in accordance with the terms of the respective award agreements. The holders of these shares of WebMD Restricted Stock have voting power with respect to those shares, but do not have the right to receive dividends, if any, that are declared on those shares. The vesting schedule for these grants of WebMD Restricted Stock is 25% on each of the first four anniversaries of the date of grant. For information regarding the effect on vesting of WebMD Restricted Stock of the death, disability or termination of employment of a Named Executive Officer or a change of control of WebMD, see “Potential Payments and Other Benefits Upon Termination of Employment or a Change of Control” below. If a Named Executive Officer’s employment is terminated for cause, unvested shares of WebMD Restricted Stock are forfeited.

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

Outstanding Equity Awards at End of 2011

The following table presents information regarding the outstanding equity awards held by each Named Executive Officer as of December 31, 2011, including the vesting dates for the portions of these awards that had not vested as of that date. Awards of WebMD equity are indicated with “(W)” at the beginning of column (b) in the table and awards that were originally of HLTH equity are indicated with “(H)” at the beginning of that column. The awards of HLTH equity were assumed by WebMD in the Merger. Accordingly, for grants by HLTH, this table reflects the number of shares of WebMD Common Stock subject to the grant (and, in the case of options, the exercise price) after conversion in the Merger and assumption by WebMD.

(a)			(b)	(c)		(d)	(e)	(f)		(g)		(h)	(i)
	Option Awards(1)									Stock Awards(2)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable			Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Grant Date	Option Expiration Date		Number of Shares of Stock That Have Not Vested (#)		Stock Award Grant Date	Market Value of Shares of Stock That Have Not Vested ($)(3)
Wayne T. Gattinella	(W	)	—	75,000	(4)	29.44	9/25/11	9/25/21		35,000	(4)	9/25/11	1,314,250
	(W	)	30,000	90,000	(4)	46.81	6/28/10	6/28/20		22,500	(4)	6/28/10	844,875
	(W	)	120,000	120,000	(5)	23.61	12/10/08	12/10/18		30,000	(5)	12/10/08	1,126,500
	(H	)	41,100	—		19.33	3/17/04	3/17/14		—		—	—

Anthony Vuolo	(W	)	—	70,000	(4)	29.44	9/25/11	9/25/21		27,500	(4)	9/25/11	1,032,625
	(W	)	25,000	75,000	(4)	46.81	6/28/10	6/28/20	*	15,000	(4)	6/28/10	563,250
	(W	)	—	—		—	—	—		22,000	(4)	11/03/09	826,100
	(W	)	49,000	98,000	(5)	23.61	12/10/08	12/10/18		24,500	(5)	12/10/08	919,975
	(H	)	59,994	19,998	(4)	21.29	12/10/08	12/10/18		—		—	—

Gregory A. Mason	(W	)	—	75,000	(4)	36.62	7/23/11	7/23/21		12,000	(4)	7/23/11	450,600
	(W	)	—	175,000	(4)	45.82	6/21/11	6/21/21	*	42,500	(4)	6/21/11	1,595,875

William Pence	(W	)	—	75,000	(4)	36.62	7/23/11	7/23/21		12,000	(4)	7/23/11	450,600
	(W	)	18,750	56,250	(4)	46.81	6/28/10	6/28/20	*	7,500	(4)	6/28/10	281,625
	(W	)	—	75,000	(5)	23.61	12/10/08	12/10/18		6,250	(5)	12/10/08	234,688
	(W	)	150,000	—		45.23	11/01/07	11/01/17	*	—		—	—

Martin J. Wygod	(W	)	—	350,000	(4)	29.44	9/25/11	9/25/21		—		—	—
	(W	)	—	—		—	—	—		92,867	(4)	2/11/11	3,487,156
	(W	)	18,750	56,250	(4)	46.81	6/28/10	6/28/20	*	56,250	(4)	6/28/10	2,112,188
	(W	)	—	—		—	—	—		55,000	(4)	11/03/09	2,065,250
	(W	)	60,000	120,000	(5)	23.61	12/10/08	12/10/18		30,000	(5)	12/10/08	1,126,500
	(H	)	53,328	53,328	(4)	19.11	12/01/08	12/01/18		26,664	(4)	12/01/08	1,001,233
	(H	)	11,110	—		51.54	7/01/98	7/01/13		—		—	—

*	Since information in this table is presented as of December 31, 2011, it does not reflect the voluntary surrender of options by Named Executive Officers in February 2012 described under “Voluntary Surrender of Certain Option Grants” following the Summary Compensation Table above. An asterisk in the “Option Expiration Date” column indicates which grants were voluntarily surrendered by the Named Executive Officers on February 23, 2012.

(1)	Each grant reported in the table above was granted under, and is subject to, the WebMD 2005 Plan, HLTH’s Amended and Restated 2000 Long-Term Incentive Plan, or another plan or agreement that contains substantially the similar terms. The option expiration date shown in Column (f) above is the normal expiration date, and the last date that the options may be exercised. For each Named Executive Officer, the unexercisable options shown in Column (c) above are also unvested. Unvested options are generally forfeited if the Named Executive Officer’s employment terminates, except to the extent otherwise provided in an employment agreement. For information regarding the effect on vesting of options of the death, disability or termination of employment of a Named Executive Officer or a change of control of WebMD, see “Potential Payments and Other Benefits Upon Termination of Employment or a Change of Control” below. The exercisable options shown in Column (b) above, and any unexercisable options shown in Column (c) above that subsequently become exercisable, will generally expire earlier than the normal expiration date if the Named Executive Officer’s employment terminates, except as otherwise specifically provided in the Named Executive Officer’s employment agreement. For a description of the material terms of the Named Executive Officer’s employment agreements, see “Employment Agreements with Named Executive Officers” below.

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

(3)	The market or payout value of stock awards reported in Column (i) is computed by multiplying the number of shares of WebMD Restricted Stock reported in Column (g) by $37.55, the closing market price of WebMD Common Stock on December 30, 2011 (the last trading day in 2011).

(4)	Vesting schedule: 25% of the original amount granted on each of first, second, third and fourth anniversaries of the date of the grant.

(5)	Vesting schedule: 25% of the original amount granted on March 31 of each of 2010, 2011, 2012 and 2013.

Option Exercises and Stock Vested in 2011

The following table presents information regarding the exercise of options to purchase WebMD Common Stock (including options originally issued by HLTH) by our Named Executive Officers during 2011, and regarding the vesting during 2011 of WebMD Restricted Stock (including shares originally granted by HLTH) previously granted to our Named Executive Officers. Amounts with respect to equity granted by WebMD are noted with a “W” and amounts with respect to equity granted by HLTH are noted with an “H.” However, for exercises of options and vestings of restricted stock originally granted by HLTH, the share amounts in this table give effect to the conversion of such shares into shares of WebMD Common Stock in the Merger. Please note that the amounts reported for “Value Realized” in Columns (c) and (e) represent gain over a period of years; we do not consider such gain to all be 2011 compensation and, under applicable SEC rules, none of such gain is included in 2011 compensation in the Summary Compensation Table.

(a)	(b)	(c)	(d)	(e)
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Wayne T. Gattinella	—	—	22,500W	1,139,625W
Anthony Vuolo	—	—	28,250W	1,222,595W
Gregory A. Mason	—	—	—	—
William Pence	37,500W	966,723W	11,875W	491,963W
Martin J. Wygod	22,220H	426,957H	26,664H	960,971H
			61,250W	2,503,738W

3,464,709

(1)	The dollar amounts shown in Column (c) above for option awards are determined by multiplying (i) the number of shares for which the option was exercised by (ii) the difference between (1) the per-share closing price of WebMD Common Stock on the date of exercise (or, for any shares sold on the date of exercise, the actual sale price received) and (2) the exercise price of the options.

(2)	The dollar amounts shown in Column (e) above for stock awards are determined by multiplying the number of shares that vested by the per-share closing price of WebMD Common Stock on the vesting date.

Potential Payments and Other Benefits Upon Termination of Employment or a Change of Control

Background and Assumptions.    In this section, we provide tables containing estimates of (a) amounts that may become payable to our Named Executive Officers as a result of a termination of employment under specific circumstances and (b) the value of other benefits they may become entitled to receive as a result of such termination under:

•	employment agreements;

•	equity grant agreements; and

•	the Supplemental Bonus Plan.

For a general discussion of matters relating to compensation that may become payable by WebMD after termination of employment or a change of control, see “— Compensation Discussion and Analysis — Compensation Following Termination of Employment or a Change of Control” above and for a detailed description of the applicable provisions of the employment agreements of our Named Executive Officers, see “— Employment Agreements with Named Executive Officers” below. Under those agreements, the amount and types of payment and other benefits vary depending on whether the termination is as a result of death or disability, is with or without cause, is a resignation for good reason and/or is in connection with a change of control. In preparing the tables below, we have assumed that, in the case of the Named Executive Officers, amounts contributed on their behalf to the Supplemental Bonus Trust in 2011 would be paid prior to the scheduled release in March 2012 only in the event of a termination of employment as a result of death or disability. As prescribed by applicable SEC rules, in estimating the amount of any potential payments to Named Executive Officers under their employment agreements or the SBP, as applicable, and the value of other benefits they may become entitled to receive, we have assumed that the applicable triggering event (i.e., termination of employment or change of control) occurred on December 31, 2011, and that the price per share of WebMD Common Stock is $37.55 (the closing price per share on December 30, 2011, the last trading day in 2011). We have also treated the right to continue to vest in options as being accelerated to December 31, 2011 for purposes of this disclosure only. We have also assumed that the Named Executive Officers have no accrued and unused vacation on December 31, 2011.

If the benefits payable to Mr. Wygod or to Mr. Vuolo in connection with a change of control would be subject to the excise tax imposed under Section 280G of the Internal Revenue Code of 1986 (“Section 280G”), WebMD has agreed to make an additional payment to the individual so that the net amount of such payment (after taxes) that he receives is sufficient to pay the excise tax due. We note that the determination of whether a payment is a “parachute payment” is a facts and circumstances test. In the tables below, we have calculated the Section 280G excise tax on the basis of IRS regulations and Rev. Proc. 2003-68 and have assumed that the Named Executive Officer’s outstanding equity awards (or portion thereof in the case of Mr. Vuolo) would be accelerated and terminated in exchange for a cash payment upon the change of control. The value of this acceleration (and thus the amount of the additional payment) would be slightly higher if the accelerated awards were assumed by the acquiring company rather than terminated upon the transaction. For purposes other than calculating the Section 280G excise tax, we have calculated the value of any option or stock award that may be accelerated in connection with a change of control to be the amount the holder can realize from such award as of December 31, 2011: for options, that is the market price of the shares that would be received upon exercise, less the applicable exercise price; and for restricted stock, that is the market value of the shares that would vest.

For a discussion of the agreement that WebMD entered into with Wayne T. Gattinella following his resignation in January 2012, see “Employment Agreements with Named Executive Officers — Letter Agreement with Wayne T. Gattinella” below.

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

Anthony Vuolo, Interim Chief Executive Officer and Chief Financial Officer

Executive Benefits and Payments	Voluntary Termination for “Good Reason”	Voluntary Termination in connection with a “Change of Control”(1)	Other Voluntary Termination	Permanent Disability or Death(2)	Involuntary Termination for “Cause”	Involuntary Termination without “Cause”	Termination of Employment without “Cause” or for “Good Reason” Following a “Change of Control”
Cash Severance(3)	1,613,000	1,613,000	-0-	1,737,000	-0-	1,613,000	1,613,000
Stock Options	-0-	1,975,000	-0-	2,259,000	-0-	-0-	2,117,000
Restricted Stock	-0-	2,638,000	-0-	3,342,000	-0-	-0-	2,896,000
Health and Welfare Benefits Continuation	123,000	123,000	-0-	123,000	-0-	123,000	123,000
280G Tax Gross-Up	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	1,736,000	6,349,000	-0-	7,461,000	-0-	1,736,000	6,749,000

(1)	Mr. Vuolo may resign from his employment after six months following a Change of Control of WebMD and receive the same benefits, under his employment agreement, as if he was terminated without Cause or for Good Reason following a Change of Control (other than with respect to outstanding equity awards). He may not unilaterally resign without Good Reason prior to such date and receive these benefits. Continuation of vesting and exercisability of options and acceleration of vesting of restricted stock following a Change of Control are also subject to requirements that Mr. Vuolo remain employed for specified periods following the Change of Control, unless he is terminated without Cause or resigns for Good Reason. See “Employment Agreements with Named Executive Officers — Anthony Vuolo” for the terms applicable to specific grants. However, for purposes of calculating the amounts included in the column entitled “Voluntary Termination in Connection with a Change of Control” we have treated such resignation as occurring on December 31, 2011 and have assumed that the requirement for the applicable transition period has been met.

(2)	Includes the amount contributed in March 2011 (for 2010) on Mr. Vuolo’s behalf to the Supplemental Bonus Trust ($123,750), which would be paid to him in the event of a termination of his employment, as of December 31, 2011, as a result of death or disability.

(3)	The amounts in this row, other than the columns that are zero, include 18 months of salary and annual bonuses, plus an assumed annual bonus for 2011, which is calculated based on annual bonus amounts for 2010 (the year prior to the year of the assumed termination). Accordingly, we have assumed that the 2011 annual bonus is equal to the sum of the actual amount of Mr. Vuolo’s annual bonus for 2010 ($251,250) plus the actual amount contributed to the Supplemental Bonus Trust for Mr. Vuolo for 2010 ($123,750).

Gregory Mason, Executive Vice President — Consumer Services

Executive Benefits and Payments	Voluntary Termination for “Good Reason”		Voluntary Termination in Connection with a “Change of Control”	Other Voluntary Termination	Permanent Disability or Death	Involuntary Termination for “Cause”	Involuntary Termination without “Cause”		Termination of Employment without “Cause” or for “Good Reason” Following a “Change of Control”
Cash Severance	500,000	(1)	-0-	-0-	-0-	-0-	500,000	(1)	500,000	(1)
Stock Options	-0-		-0-	-0-	70,000	-0-	-0-		35,000	(2)
Restricted Stock	-0-		-0-	-0-	2,046,000	-0-	-0-		-0-
Health and Welfare Benefits Continuation	19,000		-0-	-0-	-0-	-0-	19,000		19,000
280G Tax Gross-Up	-0-		-0-	-0-	-0-	-0-	-0-		-0-
Other	-0-		-0-	-0-	-0-	-0-	-0-		-0-
TOTAL	519,000		-0-	-0-	2,116,000	-0-	519,000		554,000

(1)	Includes one year of base salary ($400,000) and a bonus amount for 2011 of $100,000 (which was the actual amount of Mr. Mason’s bonus for 2011).

(2)	If Mr. Mason’s employment is terminated by WebMD without Cause or by him for Good Reason within 24 months following a Change of Control, the options granted to him in July 2011 will remaining outstanding and continue to vest through the second vesting date following the date of such termination.

William Pence, Executive Vice President — Chief Technology Officer

Executive Benefits and Payments	Voluntary Termination for “Good Reason”		Voluntary Termination in Connection with a “Change of Control”	Other Voluntary Termination	Permanent Disability or Death		Involuntary Termination for “Cause”	Involuntary Termination without “Cause”		Termination of Employment without “Cause” or for “Good Reason” Following a “Change of Control”
Cash Severance	525,000	(1)	-0-	-0-	50,000	(2)	-0-	525,000	(1)	525,000	(1)
Stock Options	523,000	(3)	-0-	-0-	1,115,000		-0-	523,000	(3)	1,063,000	(3)(4)
Restricted Stock	-0-		-0-	-0-	967,000		-0-	-0-		-0-
Health and Welfare Benefits Continuation	-0-		-0-	-0-	-0-		-0-	-0-		-0-
280G Tax Gross-Up	-0-		-0-	-0-	-0-		-0-	-0-		-0-
Other	-0-		-0-	-0-	-0-		-0-	-0-		-0-
TOTAL	1,048,000		-0-	-0-	2,132,000		-0-	1,048,000		1,588,000

(1)	Includes one year of base salary ($375,000) and an assumed annual bonus for 2011 of $150,000, which was calculated based on annual bonus amounts for 2010 (the year prior to the year of the assumed termination) and is equal to the sum of the actual amount of Mr. Pence’s annual bonus for 2010 ($100,500) plus the actual amount contributed to the Supplemental Bonus Trust for Mr. Pence for 2010 ($49,500).

(2)	Represents the amount contributed in March 2011 on Mr. Pence’s behalf to the Supplemental Bonus Trust, which would be paid to him in the event of a termination of his employment, as of December 31, 2011, as a result of death or disability.

(3)	If Mr. Pence’s employment is terminated by WebMD without Cause or by him for Good Reason, the options granted to him in December 2008 will continue to vest until the next scheduled vesting date following such termination. If such a termination occurs within twelve months following a Change of Control, those options will continue to vest until the second scheduled vesting date following such termination.

(4)	If Mr. Pence’s employment is terminated by WebMD without Cause or by him for Good Reason within 12 months following a Change of Control, the options granted to him in July 2011 will continue to vest and remain outstanding for one year following such termination.

Martin J. Wygod, Chairman of the Board

Executive Benefits and Payments(1)	Voluntary Termination for “Good Reason”	Voluntary Termination in Connection with a “Change of Control”	Other Voluntary Termination	Permanent Disability or Death		Involuntary Termination for “Cause”	Involuntary Termination without “Cause”	Termination of Employment without “Cause” or for “Good Reason” Following a “Change of Control”
Cash Severance(2)	5,725,000	5,725,000	5,725,000	6,303,000	(3)	-0-	5,725,000	5,725,000
Stock Options	5,495,000	5,495,000	-0-	5,495,000		-0-	5,495,000	5,495,000
Restricted Stock	9,792,000	9,792,000	-0-	9,792,000		-0-	9,792,000	9,792,000
Health and Welfare Benefits Continuation	95,000	95,000	95,000	95,000		-0-	95,000	95,000
280G Tax Gross-Up	-0-	-0-	-0-	-0-		-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-		-0-	-0-	-0-
TOTAL	21,107,000	21,107,000	5,820,000	21,685,000		-0-	21,107,000	21,107,000

(1)	As more fully described under “Employment Agreements with Named Executive Officers — Martin J. Wygod” below, in connection with the Merger, Mr. Wygod agreed to remain Executive Chairman notwithstanding the terms of his employment agreement. Accordingly, his agreement was amended to provide that he may resign with or without Good Reason at any time and receive his cash severance.

(2)	Such cash severance represents salary and bonus for three years, with (a) the annual salary amount being $975,000, the salary in effect immediately prior to the Merger and (b) the annual bonus amount determined by averaging the bonus amounts received by Mr. Wygod for the three years prior to the Merger.

(3)	Includes the amount contributed in March 2011 on Mr. Wygod’s behalf to the Supplemental Bonus Trust, which would be paid to him in the event of a termination of his employment, as of December 31, 2011, as a result of death or disability.

Employment Agreements with Named Executive Officers

The following are summaries of the employment agreements with our Named Executive Officers. The agreements provide the general framework and some of the specific terms for the compensation of the Named Executive Officers. Approval of the Compensation Committee is required prior to WebMD entering into employment agreements with its executive officers or any amendments to those agreements. However, many of the decisions relating to the compensation of our Named Executive Officers for a specific year made by the Compensation Committee are implemented without changes to the general terms of employment set forth in those agreements. With respect to 2011, those decisions and their implementation are discussed earlier in this “Executive Compensation” section.

Anthony Vuolo

Anthony Vuolo, who serves as WebMD’s Interim Chief Executive Officer and as its Chief Financial Officer (and who served as WebMD’s Chief Operating Officer and Chief Financial Officer during all of 2011), was a party to an employment agreement with HLTH. Mr. Vuolo’s employment agreement was amended and restated, effective as of the date of WebMD’s initial public offering, and assumed by WebMD. The agreement was further amended as of December 10, 2008, February 19, 2009, June 28, 2010 and September 25, 2011. The following is a description of the agreement, as amended:

•

Under his employment agreement, Mr. Vuolo’s annual base salary is $450,000 and he is eligible for an annual bonus, the target of which is 100% of his base salary, with the actual amount to be determined by the Compensation Committee of our Board in its discretion. For 2011, Mr. Vuolo received an annual bonus of $475,000, determined by the WebMD Compensation Committee in its discretion. See “Compensation Discussion and Analysis — Use of Specific Types of Compensation — Annual Bonuses” above.

•

In the event of the termination of Mr. Vuolo’s employment due to his death or disability, by WebMD without Cause (as described below), by Mr. Vuolo for Good Reason (as described below), or as a result of WebMD’s failure to renew his employment agreement, he would be entitled to the following (subject, if necessary, to a six month delay to comply with Section 409A of the Internal Revenue Code):

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

•

For information regarding Mr. Vuolo’s equity compensation, see “— Executive Compensation Tables” above. The following additional terms apply to the specified grants of options to purchase WebMD Common Stock and WebMD Restricted Stock:

—

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

—

Under the Restricted Stock Agreement entered into in connection with the grant of WebMD Restricted Stock made to Mr. Vuolo in November 2009, if a Change of Control (as defined in the 2005 Plan) occurs, he may resign beginning one year after the Change in Control and any remaining unvested shares would vest on the date of resignation.

—

Under the June 28, 2010 amendment to Mr. Vuolo’s employment agreement, the following terms apply to the grant of WebMD Restricted Stock that he received on that date: (a) at any time after the first anniversary of the occurrence of a Change in Control (as described below) of WebMD, he may resign, in which case the two vestings of the WebMD Restricted Stock that would have occurred after the Change in Control will, if not already vested, accelerate to the date of termination; and (b) if his employment is terminated by WebMD without Cause (as described below) or by him for Good Reason (as described below) following a Change in Control, the WebMD Restricted Stock granted to him will be treated in the same manner.

—	Under the September 25, 2011 amendment to Mr. Vuolo’s employment agreement, the following terms apply to the grants made on that date:

•

if, after the first anniversary of the occurrence of a Change of Control (as described below), he resigns for any reason or is terminated without Cause (as described below) (a) the options granted to him will continue to vest and remain outstanding, as if he remained in the employ of WebMD, for a period of two years from the date of termination (but in no event longer than the expiration of the original term of such options) and (b) vesting of the restricted stock that would have occurred within two years from the date of termination will accelerate to the date of termination; and

•

if his employment is terminated by WebMD without Cause or by him for Good Reason (as described below, except that following a Change of Control, “Good Reason” shall not include changes in his duties, titles or responsibilities that are solely attributable to the Change in Control) before the first anniversary following a Change of Control, (a) the options granted to him will continue to vest and remain outstanding, as if he remained in the employ of WebMD, for a period of three years from the date of the Change of Control (but in no event longer than the expiration of the original term of such options) and (b) vesting of the restricted stock that would have occurred within three years from the date of the Change of Control will accelerate to the date of termination.

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

Gregory A. Mason

We are party to an employment agreement with Gregory A. Mason, who serves as our Executive Vice President — Consumer Services, which was entered into in May 2011 at the time of his hire and amended in July 2011. The following is a description of Mr. Mason’s employment agreement with us:

•

Under his employment agreement, Mr. Mason’s annual base salary is $400,000 and he is eligible for an annual bonus, the target of which is 65% of his base salary, with the actual amount to be determined by the Compensation Committee of our Board in its discretion. For 2011, Mr. Mason received an annual bonus of $100,000. In determining the amount of the bonus, the Committee took into consideration that Mr. Mason joined WebMD in the middle of the year. See “Compensation Discussion and Analysis — Use of Specific Types of Compensation — Annual Bonuses” above. Mr. Mason also received a sign-on bonus of $50,000, paid in August 2011. The sign-on bonus was contingent upon Mr. Mason’s relocation to the New York City area. Mr. Mason was also eligible for reimbursement of certain relocation expenses, including temporary housing, subject to a requirement to repay amounts so reimbursed if he resigns from WebMD prior to the first anniversary of his joining WebMD.

•

When Mr. Mason joined WebMD on June 21, 2011, he received the following grants pursuant to his employment agreement: non-qualified options to purchase 175,000 shares of WebMD Common Stock at an exercise price of $45.82 (the closing price of WebMD Common Stock on the date of grant) and 42,500 shares of WebMD Restricted Stock. On February 23, 2012, Mr. Mason voluntarily surrendered the options grant to him on June 21, 2011. See “Voluntary Surrender of Certain Option Grants” following the Summary Compensation Table above. On July 23, 2011, the Compensation Committee granted to Mr. Mason non-qualified options to purchase 75,000 shares of WebMD Common Stock at an exercise price of $36.62 (the closing price of WebMD Common Stock on July 22, 2011) and 12,000 shares of WebMD Restricted Stock. The grants to Mr. Mason are scheduled to vest over a four year period, with 25% scheduled to vest on each of the first, second, third and fourth anniversaries of the date of grant. For additional information regarding Mr. Mason’s equity compensation, see the “Executive Compensation Tables” above.

•

In the event of the termination of Mr. Mason’s employment, by WebMD without “Cause” or by him for “Non-Change of Control Good Reason” (as those terms are described below), he would be entitled to continue to receive his base salary for one year from the date of termination, to receive any unpaid bonus for the year preceding the year in which the termination occurs, and payment of his COBRA premiums until the earlier of one year following his termination and the date upon which he receives comparable coverage under another plan.

•

In the event of a “Change of Control” of WebMD (as such term is defined in the 2005 Plan) and his subsequent termination by WebMD without Cause or by him for Change of Control Good Reason (as such term is described below) within 24 months following such Change of Control, Mr. Mason would receive the severance benefits described above and the options granted to him on July 23, 2011, to the extent unvested, would remain outstanding and continue to vest through the second vesting date following such termination.

•	For purposes of the employment agreement with Mr. Mason:

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

material WebMD policy, the employment agreement or the Trade Secret and Proprietary Information Agreement (as described below) that remains unremedied after 30 days written notice, (iv) continued failure to follow WebMD’s lawful instruction after 30 days written notice, or (v) conviction of a felony in respect of a dishonest or fraudulent act or other crime of moral turpitude.

—

“Non-Change of Control Good Reason” means Mr. Mason’s resignation of employment within six months following the occurrence of any of the following conditions or events prior to a Change of Control: (i) any material breach of the employment agreement by WebMD, (ii) a material reduction in base salary, or (iii) a material reduction in responsibilities; provided that he has provided written notice to WebMD within 30 days after the occurrence of such condition or event claimed to be Good Reason and WebMD has failed to remedy such condition or event within 90 days of receipt of such written notice.

—

“Change of Control Good Reason” means Mr. Mason’s resignation of employment within six months following the occurrence of any of the following conditions or events that occurs on or after a Change of Control: (i) any material breach of the employment agreement by WebMD, (ii) a material reduction in base salary, or (iii) a material reduction in responsibilities, not including a change in title or reporting responsibilities or a material reduction in responsibilities in connection with a transition of his responsibilities to others at WebMD, so long as such transition period is not greater than 12 months and at the end of such transition period, a Change of Control is deemed to occur; provided that he has provided written notice to WebMD within 30 days after the occurrence of such condition or event claimed to be Change of Control Good Reason and WebMD has failed to remedy such condition or event within 90 days of receipt of such written notice.

•	The employment agreement and the Trade Secret and Proprietary Information Agreement described below are each governed by the laws of the State of New York.

Mr. Mason is also a party to a related Trade Secret and Proprietary Information Agreement that contains confidentiality obligations that survive indefinitely. The agreement also includes non-solicitation provisions that prohibit him from hiring WebMD’s employees or soliciting any of WebMD’s clients or customers with whom he had a relationship during the time he was employed by WebMD, and non-competition provisions that prohibit him from being involved in a business that competes with WebMD’s business or that competes with any other business engaged in by any affiliates of WebMD if he is directly involved in such business. The non-solicitation and non-competition obligations end on the first anniversary of the date his employment ceases. Post-employment payments and benefits that may be due to Mr. Mason are subject to his continued compliance with these covenants.

William Pence

We are party to an employment agreement with William Pence, dated October 1, 2007, entered into at the time he was hired as the Executive Vice President and Chief Technology Officer of WebMD, and amended in December 2008, February 2011 and July 2011. The December 2008 amendment made changes to the agreement that were intended to bring its terms into compliance with, or exempt it from, Section 409A of the Internal Revenue Code. The February 2011 amendment removed the expiration, scheduled to occur in October 2011, of the availability to Mr. Pence of severance protection upon a termination by WebMD without “Cause” or by him for “Good Reason” (as those terms are described below) under the employment agreement. The following is a description of Mr. Pence’s employment agreement, as amended:

•

Under his employment agreement, Mr. Pence’s annual base salary is $375,000 and he is eligible for an annual bonus, the target of which is 35% of his base salary, with the actual amount to be determined by the Compensation Committee of our Board in its discretion. For 2011, Mr. Pence received an annual bonus of $150,000, determined by the Compensation Committee of our Board in its discretion. See “Compensation Discussion and Analysis — Use of Specific Types of Compensation — Annual Bonuses” above.

•	For information regarding Mr. Pence’s equity compensation, see the “Executive Compensation Tables” above.

•

In the event of the termination of Mr. Pence’s employment, by WebMD without “Cause” or by him for “Good Reason” (as those terms are described below), he would be entitled to continue to receive his base salary for one year from the date of termination, to receive any unpaid bonus for the year preceding the year in which the termination occurs, and to receive the employer portion of COBRA premiums until the earlier of one year following his termination and the date upon which he receives comparable coverage under another plan. In addition, in the event that a termination of Mr. Pence’s employment by WebMD without Cause or by him for Good Reason occurs before the fourth anniversary of the date of grant, 25% of the options to purchase WebMD Common Stock granted to him on December 10, 2008 would continue to vest through the next vesting date following the date of termination.

•

In the event of a “Change of Control” of WebMD (as such term is defined in the 2005 Plan) and his subsequent termination by WebMD without Cause or by him for Good Reason within 12 months following such Change of Control, the unvested portion of the options to purchase WebMD Common Stock granted to Mr. Pence on December 10, 2008 would continue to vest through the second vesting date following such termination. In addition, pursuant to the July 2011 amendment, the option granted to him on July 23, 2011 as well as options granted to him prior to such date, to the extent unvested, would remain outstanding and continue to vest during the one year period following such termination.

•	For purposes of the employment agreement:

—

a “Change of Control” (as such term is defined in the 2005 Plan) would occur when: (i) a person, entity or group acquires more than 50% of the voting power of WebMD, (ii) there is a reorganization, merger or consolidation or sale involving all or substantially all of WebMD’s assets, or (iii) there is a complete liquidation or dissolution of WebMD.

—

“Cause” includes (i) continued willful failure to perform duties after 30 days written notice, (ii) willful misconduct or violence or threat of violence that would harm WebMD, (iii) a breach of a material WebMD policy, the employment agreement or the Trade Secret and Proprietary Information Agreement (as described below) that remains unremedied after 30 days written notice, or (iv) conviction of a felony in respect of a dishonest or fraudulent act or other crime of moral turpitude.

—

“Good Reason” means Mr. Pence’s resignation of employment within one year of the occurrence of any of the following conditions or events: (i) a material reduction in base salary, (ii) a material reduction in authority, or (iii) any material breach of the employment agreement by WebMD; provided that he has provided written notice to WebMD within 90 days after the occurrence of such condition or event claimed to be Good Reason and WebMD has failed to remedy such condition or event within 30 days of receipt of such written notice.

•	The employment agreement and the Trade Secret and Proprietary Information Agreement described below are governed by the laws of the State of New York.

Mr. Pence is also a party to a related Trade Secret and Proprietary Information Agreement that contains confidentiality obligations that survive indefinitely. The agreement also includes non-solicitation provisions that prohibit him from hiring WebMD’s employees or soliciting any of WebMD’s clients or customers with whom he had a relationship during the time he was employed by WebMD, and non-competition provisions that prohibit him from being involved in a business that competes with WebMD’s business or that competes with any other business engaged in by any affiliates of WebMD if he is directly involved in such business. The non-solicitation and non-competition obligations end on the first anniversary of the date his employment ceases. The post-employment payments and benefits due to Mr. Pence are subject to his continued compliance with these covenants.

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

•

In addition, if his employment is terminated by WebMD without Cause, by Mr. Wygod for Good Reason or as a result of death or disability, the vesting of all of his options and restricted stock would accelerate and his options would remain outstanding for three years (but in no event longer than the expiration of the original term) or, if on or following a Change in Control, through the expiration of the original term. In the event of a Change in Control, all cash amounts payable to Mr. Wygod in connection with his termination are required to be placed in a rabbi trust. For information regarding Mr. Wygod’s equity compensation, see “Executive Compensation Tables” and “Compensation Discussion and Analysis — Use of Specific Types of Compensation — Equity Compensation” above.

•

On September 20, 2011, the Compensation Committee approved an increase in the annual salary of Martin J. Wygod, Chairman of the Board of WebMD, from $120,000 to $490,000. The Compensation Committee approved the increase in light of Mr. Wygod’s increased involvement in operational management and related activities. See “Compensation Discussion and Analysis — Use of Specific Types of Compensation — Base Salary” above.

•

The amount of any bonus payable to Mr. Wygod is in the discretion of the WebMD Compensation Committee. For 2011, Mr. Wygod received an annual bonus of $475,000, determined by the WebMD Compensation Committee in its discretion. See “Compensation Discussion and Analysis — Use of Specific Types of Compensation — Annual Bonuses” above.

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

Letter Agreement with Wayne T. Gattinella

Wayne T. Gattinella resigned on January 9, 2012 as Chief Executive Officer and President of WebMD and as a member of WebMD’s Board of Directors. On January 19, 2012, WebMD and Mr. Gattinella entered into a letter agreement, pursuant to which:

•

subject to his continued compliance with applicable restrictive covenants, including the non-competition covenants described below and covenants relating to confidentiality, intellectual property, trade secrets, non-solicitation of customers and employees and other matters, Mr. Gattinella is entitled to receive:

—	his base salary of $560,000 for one year, payable in accordance with WebMD’s normal payroll practices during that period;

—	two payments of $126,500 (on February 1, 2012 and March 1, 2012) for transition services to be provided to WebMD by Mr. Gattinella;

—

the vesting of options to purchase 60,000 shares of WebMD Common Stock, with an exercise price of $23.61 per share, that would have vested if he had remained employed by WebMD on March 31, 2012, with the post-termination exercise period of 90 days to begin on the date of vesting;

—	accelerated vesting of 15,000 shares of restricted WebMD Common Stock that were scheduled to vest on March 31, 2012; and

—	certain outplacement services for up to one year.

•

Mr. Gattinella agreed to extend to two years (from one year) his agreement not to compete with WebMD and his agreements relating to non-solicitation of customers and employees. In addition, Mr. Gattinella agreed to limitations on his providing any services to certain specified companies for one year.

The total value of the consideration paid or payable by WebMD to Mr. Gattinella under the letter agreement is approximately $1,403,400, which consists of: (a) the $813,000 in cash consideration described above; (b) $401,400 in WebMD Restricted Stock vesting as a result of the agreement (valued based on the closing price per share of $26.76 of WebMD Common Stock on January 19, 2012); and (c) $189,000 in value of options vesting as a resulting of the agreement, valued based on the difference between (1) $26.76 (the per-share closing price of WebMD Common Stock on January 19, 2012) and (2) the exercise price of the options.

Director Compensation

Non-Employee Directors.    For information regarding the compensation of our non-employee directors, please see Item 10 above under the heading “Non-Employee Director Compensation,” which is hereby incorporated by reference in this Item 11. Employees of WebMD who serve on our Board of Directors do not receive additional compensation for Board service.

Kevin M. Cameron.    Kevin M. Cameron, who formerly served as Chief Executive Officer of HLTH and as a member of its Board of Directors, became a member of the Board of Directors of WebMD upon completion of the Merger. In November 2009, Mr. Cameron returned from medical leave to active employment with WebMD on a part-time basis as a Special Advisor to the Chairman, at a salary rate of $100,000 per year. For 2011, Mr. Cameron received an annual bonus of $100,000, determined by the Compensation Committee of our Board in its discretion. At the time that he returned from medical leave, he received a grant of 110,000 shares of WebMD Restricted Stock, 36,666 of which vested on the second anniversary of the date of grant and 36,667 of which are scheduled to vest on each of the next two anniversaries of the date of grant. The amount of shares granted, and the terms of the grant, were determined by the Compensation Committee in its discretion. Pursuant to the terms of the 2005 Plan, the vesting of the WebMD Restricted Stock will be accelerated, in the event of termination of Mr. Cameron’s employment as a result of death or permanent disability, to the date of such termination. Vesting of the WebMD Restricted Stock will also be accelerated, in the event of a Change of Control (as defined in the 2005 Plan) of WebMD, to the date of such Change of Control. In addition, if Mr. Cameron’s employment is terminated by WebMD without cause, the next vesting will be accelerated to the date of termination.

Upon the completion of the Merger, Mr. Cameron was entitled to resign for good reason under his employment agreement and receive certain severance benefits. WebMD and Mr. Cameron have entered into an agreement, in connection with Mr. Cameron’s resuming active employment, that would allow Mr. Cameron to receive the same benefits if he resigns at a later date as he would have been entitled to if he had resigned immediately following the Merger, which include:

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

•

He would generally be entitled to continue to participate for three years, on the same terms and conditions that would have applied had he remained employed by WebMD during such period, in all health, medical, dental, life and disability plans provided to him at the time of such termination and which are provided to employees generally following the date of termination (or comparable plans).

As of April 18, 2012, Mr. Cameron held: (a) non-qualified options (originally granted by HLTH prior to the Merger) to purchase 773,216 shares of WebMD Common Stock with a weighted average exercise price of $21.94 per share (of which, 770,253 are vested options); and (b) the following, which were granted under the 2005 Plan (i) non-qualified options to purchase 20,500 shares of WebMD Common Stock at an exercise price of $17.50, which are fully vested, (ii) 73,334 shares of WebMD Restricted Stock granted by WebMD on November 3, 2009, one-half of which is scheduled to vest on November 3 of each of 2012 and 2013; (iii) 7,500 shares of WebMD Restricted Stock granted on June 28, 2010, one third of which will vest on June 28 of each of 2012, 2013 and 2014; and (iv) non-qualified options to purchase 60,000 shares of WebMD Common Stock with an exercise price of $29.44 and 22,500 shares of WebMD Restricted Stock, both granted on September 25, 2011 with a vesting schedule of 25% on each of the first four anniversaries of the date of grant. On February 23, 2012, Mr. Cameron voluntarily surrendered non-qualified options to purchase 65,000 shares of WebMD Common Stock with an exercise price of $46.81 that had been granted to him on June 28, 2010. For additional information, see “Voluntary Surrender of Certain Option Grants” following the Summary Compensation Table above.

The following terms apply to the grant of WebMD Restricted Stock made to Mr. Cameron on June 28, 2010:

•

if his employment is terminated by WebMD without Cause (defined as described below), by Mr. Cameron for Good Reason (defined as described below) or as a result of death or disability, the next vesting of the WebMD Restricted Stock would accelerate to the date of termination; and

•

if, following a Change of Control (defined as described below), his employment is terminated by WebMD without Cause or by Mr. Cameron for Good Reason, the WebMD Restricted Stock would become fully vested on the date of termination.

The following terms apply to the grants made to Mr. Cameron on September 25, 2011:

•

if, after the first anniversary of the occurrence of a Change of Control (as described below), he resigns for any reason or is terminated without Cause (as described below) (a) the options granted to him will continue to vest and remain outstanding, as if he remained in the employ of WebMD, for a period of two years from the date of termination (but in no event longer than the expiration of the original term of such options) and (b) vesting of the restricted stock that would have occurred within two years from the date of termination will accelerate to the date of termination; and

•

if his employment is terminated by WebMD without Cause or by him for Good Reason (as described below, except that following a Change of Control, “Good Reason” shall not include changes in his duties, titles or responsibilities that are solely attributable to the Change in Control) before the first anniversary following a Change of Control, (a) the options granted to him will continue to vest and remain outstanding, as if he remained in the employ of WebMD, for a period of three years from the date of the Change of Control (but in no event longer than the expiration of the original term of such options) and (b) vesting of the restricted stock that would have occurred within three years from the date of the Change of Control will accelerate to the date of termination.

For the purposes of the grants on June 28, 2010 and September 25, 2011:

•

a “Change of Control” would occur when (a) any person, entity or group acquires at least 50% of the voting power of WebMD, (b) there is a reorganization, merger or consolidation or sale involving all or substantially all of WebMD’s assets, or (c) there is a complete liquidation or dissolution of WebMD.

•

“Cause” includes (a) any willful misconduct relating, directly or indirectly, to WebMD, which if it can be cured, is not cured within 30 days following written notice from WebMD, (b) any breach of any material provision contained in Mr. Cameron’s employment agreement or any material policy which, if it can be cured, is not cured within 30 days following written notice from WebMD, or (c) conviction of a felony or crime involving moral turpitude.

•

“Good Reason” includes (a) a material breach by WebMD of its obligations under the employment agreement, which, if able to be cured, remains uncured, (b) a material demotion of Mr. Cameron’s position with WebMD, and (c) if Mr. Cameron is required to relocate from his present residence or is required to commute, on a regular basis, to WebMD’s headquarters and WebMD’s headquarters is outside of the New York City metropolitan area; provided that Mr. Cameron has provided 30 days written notice and WebMD has failed to remedy such condition within 30 days of receipt of such written notice.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of WebMD Common Stock, as of April 18, 2012 (except where otherwise indicated), by each person or entity known by us to beneficially own more than 5% of the outstanding shares of WebMD Common Stock, by each of our directors, by each of our Named Executive Officers and by all of our directors and executive officers as a group. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons listed in the table below have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them. Unless otherwise indicated, the address of each of the beneficial owners identified is c/o WebMD Health Corp., 111 Eighth Avenue, New York, NY 10011.

Name and Address of Beneficial Owner	Common Stock(1)		Other(2)		Total Shares	Percent of Outstanding(2)
Carl C. Icahn and affiliates(3) 767 Fifth Avenue, 47th Floor New York, NY 10153	6,700,525		—		6,700,525	13.1%
Kensico Capital Management Corporation, Michael Lowenstein and Thomas J. Coleman(4) 55 Railroad Avenue, 2nd Floor Greenwich, CT 06830	6,577,901		—		6,577,901	12.9%
Soros Fund Management LLC, George Soros and Robert Soros(5) 888 Seventh Avenue, 33rd Floor New York, NY 10106	—		3,724,989	(5)	3,724,989	6.8%
Mark J. Adler, M.D.	10,890	(6)	53,339		64,229	*
Kevin M. Cameron	163,187	(7)	791,494		954,681	1.8%
Neil F. Dimick	18,739		121,232		139,971	*
Jerome C. Keller	11,226	(8)	59,400		70,626	*
James V. Manning	212,551	(9)	20,976		233,527	*
Gregory Mason	54,500	(10)	—		54,500	*
Abdool Rahim Moossa	5,498		39,600		45,098	*
William Pence	29,327	(11)	37,500		66,827	*
Herman Sarkowsky	103,061	(12)	90,109		193,170	*
Joseph E. Smith	36,689		94,997		131,686	*
Stanley S. Trotman, Jr.	39,531	(13)	59,400		98,931	*
Anthony Vuolo	206,705	(14)	157,994		364,699	*
Martin J. Wygod	1,415,981	(15)	184,438		1,600,419	3.1%
All executive officers and directors as a group (15 persons)	2,397,351		1,810,479		4,207,830	8.0%

*	Less than 1%.

(1)	The amounts set forth in this column include shares of WebMD Common Stock held in the accounts of Messrs. Cameron, Keller, Wamsley and Wygod and Dr. Zatz in the 401(k) Plan (which we refer to in this table as 401(k) Plan Shares) in the respective amounts stated in the footnotes below, all of which are vested in accordance with terms of the Plan. The amount set forth in this column for “All executive officers and directors as a group” includes 452 401(k) Plan Shares, all of which are vested in accordance with the terms of the 401(k) Plan.

Certain of the individuals listed in this table are beneficial owners of shares of unvested WebMD Restricted Stock in the respective amounts stated in the footnotes below. Holders of shares of restricted WebMD Common Stock issued under the 2005 Plan (which we refer to as WebMD Restricted Stock) have voting power, but not dispositive power, with respect to unvested shares of WebMD Restricted Stock.

(2)	Beneficial ownership is determined under the rules and regulations of the SEC, which provide that shares of common stock that a person has the right to acquire within 60 days are deemed to be outstanding and beneficially owned by that person for the purpose of computing the total number of shares beneficially owned by that person and the percentage ownership of that person. However, those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Accordingly, we have set forth, in the column entitled “Other”: (a) with respect to each director and executive officer for whom an amount in that column is listed, the number of shares of WebMD Common Stock that such person has the right to acquire pursuant to options that are currently exercisable or that will be exercisable within 60 days of April 18, 2012; and (b) with respect to the ownership described in Footnote 5 below, the shares of WebMD Common Stock that those persons currently have the right to acquire upon conversion of our Convertible Notes. We have calculated the percentages set forth in the column entitled “Percent of Outstanding” based on the number of shares outstanding as of April 18, 2012 (which was 51,053,603, including all outstanding unvested shares of WebMD Restricted Stock) plus, for each listed person or group, the number of additional shares deemed outstanding, as set forth in the column entitled “Other.”

(3)	This information shown is as of April 10, 2012 and is based upon information disclosed in a Schedule 13D filed with the SEC by Carl C. Icahn and certain entities affiliated with him, as amended on April 11, 2012. They reported shared power to vote and shared power to dispose of or to direct the disposition of shares included in the amount shown.

(4)	The information shown is as of November 3, 2011 and is based upon information disclosed by Kensico Capital Management Corporation, Michael Lowenstein and Thomas J. Coleman in a Schedule 13G filed with the SEC, as amended on November 7, 2011. Such persons reported that they had shared power to vote and shared power to dispose of or to direct the disposition of shares included in the amount shown.

(5)	The information shown is as of December 31, 2011 and is based upon information disclosed by Soros Fund Management LLC, George Soros and Robert Soros in a Schedule 13G/A filed with the SEC on January 6, 2012. Such persons reported that they had shared power to vote and shared power to dispose of or to direct the disposition of shares included in the amount shown, all of which are issuable upon conversion of Convertible Notes.

(6)	Includes: 7,624 shares held by Dr. Adler; 3,000 shares held by Dr. Adler through an IRA; and 266 shares held by Dr. Adler’s son.

(7)	Includes: 59,784 shares held by Mr. Cameron; 69 401(k) Plan Shares; and 103,334 unvested shares of WebMD Restricted Stock.

(8)	Includes: 11,157 shares held by Mr. Keller; and 69 401(k) Plan Shares.

(9)	Includes: 205,663 shares held by Mr. Manning; 5,555 shares held by Mr. Manning through an IRA; and 1,333 shares held by Mr. Manning’s wife through an IRA.

(10)	Represents unvested shares of WebMD Restricted Stock.

(11)	Includes: 6,702 shares held by Mr. Pence; and 22,625 unvested shares of WebMD Restricted Stock.

(12)	Includes: 88,061 shares held by Mr. Sarkowsky; 2,000 shares held by Mr. Sarkowsky’s wife; 3,000 shares held by SPF Holdings (an entity controlled by Mr. Sarkowsky); and 10,000 shares held by The Sarkowsky Family LLP (entities controlled by Mr. Sarkowsky).

(13)	Includes: 28,596 shares held by Mr. Trotman; and 10,935 shares held by The Stanley S. Trotman, Jr. Trust, of which Mr. Trotman is a trustee.

(14)	Includes: 129,955 shares held by Mr. Vuolo; and 76,750 unvested shares of WebMD Restricted Stock.

(15)	Includes: 88,820 shares held by Mr. Wygod; 105 401(k) Plan Shares; 222,564 shares of unvested WebMD Restricted Stock; 1,070,575 shares held by The Wygod Family Revocable Living Trust, of which Mr. Wygod is a trustee and shares voting and dispositive power; 2,222 shares held by Mr. Wygod’s spouse; 31,695 shares held by SYNC, Inc., which is controlled by Mr. Wygod.

Equity Compensation Plan Information

The following table contains certain information, as of December 31, 2011, about our equity compensation plans.

	(a)	(b)	(c)

Plan category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	9,116,540	$34.35	932,233	(2)
Equity compensation plans not approved by security holders(3)	2,775	$40.60	—

Total	9,119,315	$34,35	932,233	(4)

(1)	This table does not include outstanding options to acquire 1,935,066 shares of WebMD Common Stock at a weighted-average exercise price of $23.52 per share, as of December 31, 2011, that were assumed by WebMD in the Merger. We cannot grant additional awards under equity compensation plans assumed in the Merger. For additional information regarding the assumed options, see Note 8 to the Consolidated Financial Statements in this Annual Report. The 2005 Plan is the only equity compensation plan under which we could make grants as of December 31, 2011.

(2)	Since information in this table is as of December 31, 2011, it does not reflect the voluntary surrender of options by Named Executive Officers, certain other executives and the Non-Employee Directors in February 2012. See “Non-Employee Director Compensation — Option Grants — Voluntary Surrender of Certain Option Grants” in Item 10 above and “Voluntary Surrender of Certain Option Grants” following the Summary Compensation Table in Item 11 above. None of the directors or executives received any consideration in exchange for that surrender of stock options. Upon the surrender of those stock options, the 960,600 shares underlying those options became available for grants under the 2005 Plan. The surrenders by the directors and executives of those stock options were intended to allow WebMD to use the shares that became available under the Plan to attract new employees and to motivate and retain current key employees. As of March 31, 2012, 2,134,471 remained available for future issuance under the 2005 Plan, the only equity compensation plan under which we could make grants at that time, of which 371,929 was available for grant as full value awards (see Footnote 4 below regarding the calculation of the amount available as full value awards).

(3)	The plan included in this category is the WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC, which did not require approval of our stockholders under applicable law and Nasdaq rules. We refer to that Plan as the Subimo Plan. A description of the Subimo Plan follows this table.

(4)	In 2010, the 2005 Plan was amended to place a limit on the number of shares available for grants of restricted stock and similar awards for which no exercise or purchase price is payable (often referred to as “full value awards”). The amendment provided that: (a) the number of shares available for full value awards under the 2005 Plan made after the amendment became effective would not exceed 20% of the aggregate number of shares available for grant under the 2005 Plan on October 21, 2010; and (b) if full value awards are forfeited prior to vesting, the limit on the number of shares available for grant as full value awards would be increased by the number of shares underlying the forfeited full value awards (but would not be increased as a result of forfeitures of options). As of December 31, 2011, 288,929 shares were available for grant as full value awards under the 2005 Plan.

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

Director Independence

Our Board of Directors has delegated to the Nominating & Governance Committee of the Board the authority to make determinations regarding the independence of members of the Board. The Nominating & Governance Committee has determined that Drs. Adler and Moossa, and Messrs. Dimick, Keller, Manning, Sarkowsky, Smith and Trotman (all eight of our Non-Employee Directors) are “independent” in accordance with the published listing requirements of the Nasdaq Global Select Market applicable generally to members of our Board and, with respect to the committees of our Board on which they serve, those applicable to the specific committees. Messrs. Cameron and Wygod, as current employees of our company, are not independent.

The Nasdaq independence definition includes a series of objective tests, including one that requires a three year period to have elapsed since employment by the listed company and other tests relating to specific types of transactions or business dealings between a director (or persons or entities related to the director) and the listed company. In addition, as further required by the Nasdaq Marketplace Rules, the Nominating & Governance Committee of our Board has made a subjective determination as to each Non-Employee Director that no relationships exist that, in the opinion of the Nominating & Governance Committee, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In considering whether Mr. Manning qualified as “independent,” the Nominating & Governance Committee considered that (1) he had, more than ten years ago, served as an executive officer of a predecessor of HLTH, and (2) he and Mr. Wygod both serve as trustees of the WebMD Health Foundation, Inc., a charitable foundation. In considering whether Mr. Keller qualified as “independent,” the Nominating & Governance Committee considered the fact that he had previously served as an employee of HLTH for a short period, more than six years ago. In considering whether Mr. Sarkowsky qualified as “independent,” the Nominating & Governance Committee considered the fact that he and Mr. Wygod have jointly owned race horses and been involved in related transactions. Each member of the Nominating & Governance Committee abstained from voting with respect to his own independence.

Related Party Transactions

WebMD was reimbursed approximately $328,000 and $320,000 for 2011 and 2010, respectively, by Martin J. Wygod (WebMD’s Chairman of the Board) and a corporation that he controls, for personal use of certain company staff and office facilities and for the personal portion of certain travel expenses.

In December 2010, WebMD made a charitable donation to the Rose Foundation of $1,600,000 to be used to provide funding to a children’s health clinic in Oceanside, CA. The Rose Foundation is a private charitable foundation of which Mr. Wygod is a trustee.

FMR Corp. reported beneficial ownership, as of December 31, 2011, of 1,036,434 shares of WebMD Common Stock, which represented approximately 1.8% of WebMD’s outstanding Common Stock as of that date. However, previously during 2010 and 2011, FMR Corp. had reported beneficial ownership of more than 10% of WebMD’s outstanding Common Stock. Affiliates of FMR Corp. provide record-keeping and administrative services to WebMD in connection with the 401(k) Plan, health savings accounts for WebMD employees and WebMD’s stock-based compensation plans. The aggregate amount charged to WebMD for these services was approximately $146,000 for 2011 and $86,000 for 2010. Fidelity Employer Services Company LLC, or FESCO, an affiliate of FMR Corp. that provides human resources administration and benefit administration services to employers, serves as a distributor of WebMD’s private portal services, which are integrated into services that FESCO provides to its clients. WebMD recorded revenue of $5,237,000 in 2011 and $5,776,000 in 2010 related to the FESCO relationship, and $690,000 and $1,587,000, respectively, were included in accounts receivable, related to the FESCO relationship, as of December 31, 2011 and December 31, 2010.

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

If not disclosed to the Audit Committee or if, after disclosure, not ratified or approved by the Audit Committee, a transaction or relationship presenting a conflict of interest or potential conflict of interest between a director or executive officer and our company may violate our Code of Business Conduct and other company policies. When reviewing such a relationship or transaction, the Audit Committee will examine the terms of the transaction to determine how close they are to terms that would be likely to be found in a similar arm’s-length transaction and, if not, whether they are otherwise reasonable and fair to WebMD. In addition, the Audit Committee will consider the nature of the related party’s interest in the transaction and the significance of the transaction to the related party. If the transaction involves a Non-Employee Director, the Audit Committee may also consider whether the transaction would compromise the director’s independence. The Audit Committee may condition its ratification or approval of a transaction or relationship on imposition of specified limitations on the transaction or relationship or specific monitoring requirements on an ongoing basis.

Item 14.	Principal Accountant Fees and Services

In addition to retaining Ernst & Young LLP to audit WebMD’s Consolidated Financial Statements for 2011 and 2010 and to review quarterly financial statements during those years, WebMD retained Ernst & Young LLP to provide certain related services. The fees for Ernst & Young LLP’s services were:

Type of Fees	2011	2010
Audit Fees	$973,852	$978,284
Audit-Related Fees	253,500	85,460
Tax Fees	107,177	214,563
All Other Fees	2,597	2,569

Total Fees	$1,337,126	$1,280,876

In the above table, in accordance with applicable SEC rules:

•

“audit fees” include: (a) fees for professional services (i) for the audit of Consolidated Financial Statements of WebMD for each year, (ii) for review of the Consolidated Financial Statements included in WebMD’s Quarterly Reports on Form 10-Q filed during each year, and (iii) for the audits of internal control over financial reporting with respect to WebMD for each year; and (b) fees for services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements for each year;

•

“audit-related fees” are fees in each year for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, and included fees related to employee benefit plan and other audits during each year and, during 2011, also included fees for services related to the two issuances of convertible notes by WebMD in 2011 and for services related to the process conducted by our Board of Directors to explore strategic alternatives for the company;

•	“tax fees” are fees in the year for professional services for tax compliance, tax advice, and tax planning and analysis; and

•	“all other fees” are fees in the year for any products and services not included in the first three categories and consisted of a subscription to Ernst & Young’s online research tool.

None of these services was provided pursuant to a waiver of the requirement that such services be pre-approved by the Audit Committees of WebMD. The Audit Committee has determined that the provision by Ernst & Young of non-audit services to WebMD in 2011 is compatible with Ernst & Young maintaining its independence.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 30th day of April, 2012.

WEBMD HEALTH CORP.

By:	/s/ Anthony Vuolo
Anthony Vuolo
Interim Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
2.1*	Stock Purchase Agreement, dated as of August 8, 2006, between HLTH Corporation (“HLTH”) and Sage Software, Inc. (incorporated by reference to Exhibit 2.1 to HLTH’s Current Report on Form 8-K filed on August 11, 2006)
2.2*	Amended and Restated Agreement and Plan of Merger, dated as of November 15, 2006, among Emdeon Corporation, EBS Holdco, Inc., EBS Master LLC, Emdeon Business Services LLC, Medifax-EDI Holding Company, EBS Acquisition LLC, GA EBS Merger LLC and EBS Merger Co. (incorporated by reference to Exhibit 2.1 to HLTH’s Current Report on Form 8-K filed on November 21, 2006)
2.3*	Securities Purchase Agreement, dated as of February 8, 2008, among HLTH, EBS Master LLC, the voting members of EBS Master LLC and the purchasers listed therein (incorporated by reference to Exhibit 2.1 to HLTH’s Current Report on Form 8-K filed on February 13, 2008)
2.4*	Agreement and Plan of Merger, dated as of June 17, 2009, between HLTH Corporation and WebMD Health Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on June 18, 2009, as amended on June 22, 2009)
2.5*	Stock Purchase Agreement, dated as of September 17, 2009, among SNTC Holding, Inc., Aurora Equity Partners III L.P. and Aurora Overseas Equity Partners III, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by HLTH on September 22, 2009)
2.6*	Termination and Mutual Release Agreement, dated as of November 18, 2008, among the Registrant, Marketing Technology Solutions Inc., Jay Goldberg and Russell Planitzer (incorporated by reference to Exhibit 2.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”))
2.7*	Purchase and Release Agreement, dated as of April 20, 2010, between WebMD Health Corp. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2010)
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))
3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))
3.3	Certificate of Designation, Preferences and Rights of Series A Junior Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2011, as amended on November 7, 2011)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 in Amendment No. 1, filed on August 11, 2009, to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-160530))
4.2	Indenture, dated as of January 11, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Amendment No. 1, filed on January 14, 2011, to the Registrant’s Current Report on Form 8-K filed on January 11, 2011)
4.3	Form of 2.50% Convertible Note Due 2018 (included in Exhibit 4.2)
4.4	Indenture, dated as of March 14, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Amendment No. 1, filed on March 15, 2011, to the Registrant’s Current Report on Form 8-K filed on March 14, 2011)
4.5	Form of 2.25% Convertible Note Due 2016 (included in Exhibit 4.4)
4.6	Rights Agreement, dated as of November 2, 2011, between the Registrant and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A filed on November 3, 2011)

Exhibit No.	Description
10.1	Form of Indemnification Agreement between HLTH and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.2	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (No. 333-124832) (which we refer to as the “IPO Registration Statement”))
10.3**	WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (incorporated by reference to Exhibit 10.2 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2006)
10.4	Healtheon/WebMD Media Services Agreement, dated January 26, 2000, among HLTH, Eastrise Profits Limited and Fox Entertainment Group, Inc. (incorporated by reference to Exhibit 10.5 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000), as amended by Amendment dated February 15, 2001 (incorporated by reference to Exhibit 10.2 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
10.5**	Amended and Restated Employment Agreement, dated as of August 3, 2005, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed on August 5, 2005)
10.6**	Letter Agreement, dated as of February 1, 2006, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.3 to HLTH’s Current Report on Form 8-K filed on February 2, 2006)
10.7**	Employment Agreement, dated September 23, 2004, between HLTH and Kevin Cameron (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed September 28, 2004)
10.8**	Letter Agreement, dated as of February 1, 2006, between HLTH and Kevin M. Cameron (incorporated by reference to Exhibit 10.2 to HLTH’s Current Report on Form 8-K filed on February 2, 2006)
10.9**	Employment Agreement, dated as of April 28, 2005, between WebMD, Inc. and Wayne T. Gattinella (incorporated by reference to Exhibit 99.1 to HLTH’s Current Report on Form 8-K filed on May 3, 2005)
10.10**	Form of Amendment to HLTH’s Equity Compensation Plans and Stock Option Agreements (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by HLTH on November 9, 2006)
10.11**	2001 Employee Non-Qualified Stock Option Plan of HLTH, as amended (incorporated by reference to Exhibit 10.46 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)
10.12**	Amended and Restated 1996 Stock Plan of HLTH (incorporated by reference to Exhibit 10.8 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)
10.13**	Amended and Restated 2000 Long-Term Incentive Plan of HLTH (incorporated by reference to Annex E to HLTH’s Proxy Statement for its 2006 Annual Meeting filed on August 14, 2006)
10.14**	1991 Director Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-46640) filed on March 24, 1992)
10.15**	Amended and Restated 1991 Special Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.3 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed on September 19, 1997)
10.16**	1996 Class C Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.1 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)
10.17**	CareInsite, Inc. 1999 Director Stock Option Plan (incorporated by reference to Annex H to the Proxy Statement/Prospectus, filed on August 7, 2000, and included in HLTH’s Registration Statement on Form S-4 (No. 333-39592))

Exhibit No.	Description
10.18**	WebMD Health Corp. Amended and Restated 2005 Long-Term Incentive Plan (the “2005 LTIP”) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 27, 2010)
10.19**	Amended and Restated Employment Agreement, dated as of July 14, 2005, between WebMD Health Corp. and Anthony Vuolo (incorporated by reference to Exhibit 99.2 to HLTH’s Current Report on Form 8-K, as amended, filed on July 19, 2005)
10.20**	Form of Restricted Stock Agreement with Employees (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162653))
10.21**	Form of Restricted Stock Agreement with Non-Employee Directors (incorporated by reference to Exhibit 10.49 to the IPO Registration Statement)
10.22**	Form of Non-Qualified Stock Option Agreement with Employees (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162653))
10.23**	Form of Non-Qualified Stock Option Agreement with Non-Employee Directors (incorporated by reference to Exhibit 10.51 to the IPO Registration Statement)
10.24**	Employment Agreement between WebMD Health Holdings, Inc. and Douglas W. Wamsley (incorporated by reference to Exhibit 10.15 to the IPO Registration Statement)
10.25**	Employment Agreement between WebMD Health Holdings, Inc. and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.17 to the IPO Registration Statement)
10.26	Agreement of Lease, dated as of June 30, 2004, between III Chelsea Commerce LP and WebMD, Inc. (incorporated by reference to Exhibit 10.45 to the IPO Registration Statement)
10.27	First Amendment to the Lease Agreement, dated as of December 21, 2004, between III Chelsea Commerce LP and WebMD, Inc. (incorporated by reference to Exhibit 10.46 to the IPO Registration Statement)
10.28**	Form of Restricted Stock Agreement between HLTH and Employees for Grants Under HLTH’s 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.57 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)
10.29**	Form of Non-Qualified Stock Option Agreement between HLTH and Employees for Grants Under HLTH’s 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.58 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)
10.30**	Form of Non-Qualified Stock Option Agreement between HLTH and Employees for Grants Under HLTH’s 1996 Stock Plan (incorporated by reference to Exhibit 10.59 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)
10.31**	Amendment No. 2, dated as of December 1, 2008, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed on December 5, 2008)
10.32**	Letter Agreement, dated December 29, 2008, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.52 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2008)
10.33**	Amendment to Employment Agreement, dated as of December 16, 2008, between HLTH and Kevin M. Cameron (incorporated by reference to Exhibit 10.53 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2008)
10.34**	Letter Amendment, dated as of December 10, 2008, between the Registrant and Wayne T. Gattinella (incorporated by reference to Exhibit 10.53 to the 2008 Form 10-K)
10.35**	Letter Amendment, dated as of July 9, 2009, among HLTH Corporation, WebMD Health Corp. and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 14, 2009)

Exhibit No.	Description
10.36**	WebMD, LLC Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.48 to Amendment No. 1, filed on April 29, 2008, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)
10.37**	Amendment No. 1 to WebMD Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.58 to Amendment No. 1, filed on April 30, 2009, to the 2008 Form 10-K)
10.38**	Letter Agreement, dated as of October 1, 2007, between the Registrant and William Pence (incorporated by reference to Exhibit 10.59 to Amendment No. 1, filed on April 30, 2009, to the 2008 Form 10-K)
10.39**	Letter Amendment, dated as of December 10, 2008, between the Registrant and William Pence (incorporated by reference to Exhibit 10.60 to Amendment No. 1, filed on April 30, 2009, to the 2008 Form 10-K)
10.40**	Amendment, dated as of December 10, 2008 to Amended and Restated Employment Agreement between the Registrant and Anthony Vuolo (incorporated by reference to Exhibit 10.55 to the 2008 Form 10-K)
10.41**	Letter Agreement, dated as of February 19, 2009, between HLTH and Anthony Vuolo (incorporated by reference to Exhibit 10.57 to the 2008 Form 10-K)
10.42	Note Purchase Agreement, dated October 19, 2009, among SNTC Holding, Inc., Porex Holding Corporation, Porex Corporation and Porex Surgical, Inc. (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed October 20, 2009)
10.43**	Restricted Stock Agreement, dated November 3, 2009, between the Registrant and Anthony Vuolo (incorporated by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”))
10.44**	Letter Amendment, dated as of November 3, 2009, between the Registrant and Kevin M. Cameron (incorporated by reference to Exhibit 10.72 to the 2009 Form 10-K)
10.45**	Letter Amendment, dated as of December 14, 2008, between the Registrant and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.74 to Amendment No. 1, filed April 30, 2010, to the 2009 Form 10-K)
10.46	Letter Agreement, dated March 26, 2010, among SNTC Holding, Inc. and Porex Holding Corporation, Porex Corporation and Porex Surgical Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2010)
10.47**	Letter Agreement, dated as of June 28, 2010, between the Registrant and Wayne Gattinella (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2010)
10.48**	Letter Agreement, dated as of June 28, 2010, between the Registrant and Kevin Cameron (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2010)
10.49**	Letter Agreement, dated as of June 28, 2010, between the Registrant and Anthony Vuolo (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2010)
10.50**	Letter Amendment, dated as of February 11, 2011, between the Registrant and William Pence (incorporated by reference to Exhibit 10.56 to Amendment No. 1, filed May 2, 2011, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)
10.51**	Letter Agreement, dated as of May 20, 2011, between the Registrant and Gregory Mason***
10.52**	Letter Amendment, dated as of July 23, 2011, between the Registrant and Gregory Mason***
10.53**	Letter Amendment, dated as of July 23, 2011, between the Registrant and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)
10.54**	Letter Amendment, dated as of July 23, 2011, between the Registrant and William Pence (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

Exhibit No.	Description
10.55**	Letter Agreement, dated as of September 25, 2011, between the Registrant and Wayne Gattinella (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)
10.56**	Letter Agreement, dated as of September 25, 2011, between the Registrant and Anthony Vuolo (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)
10.57**	Letter Agreement, dated as of September 25, 2011, between the Registrant and Kevin Cameron (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)
10.58**	Letter Agreement, dated as of September 25, 2011, between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)
10.59**	Letter Amendment, dated as of September 21, 2011, between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)
10.60**	Letter Agreement, dated as of January 19, 2012, between the Registrant and Wayne T. Gattinella***
10.61**

Form of Agreement to Forfeit Non-Qualified Options, dated as of February 23, 2012, between the Registrant and Each of its Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 29, 2012)

10.62**

Form of Agreement to Forfeit Non-Qualified Options, dated as of February 23, 2012, between the Registrant and Certain Employees (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 29, 2012)

14.1	Code of Business Conduct (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2010)
21.1	Subsidiaries of the Registrant***
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm***
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Registrant***
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Registrant***
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Registrant****
31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Registrant****
32.1	Section 1350 Certification of Chief Executive Officer of the Registrant***
32.2	Section 1350 Certification of Chief Financial Officer of the Registrant***
99.1	Explanation of Non-GAAP Measures***
99.2	Audit Committee Charter***
99.3	Compensation Committee Charter***
99.4	Nominating & Governance Committee Charter***
100.INS	XBRL Instance Document***
100.SCH	XBRL Taxonomy Extension Schema Document***
100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
100.LAB	XBRL Taxonomy Extension Label Linkbase Document***
100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***
100.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

*	With respect to the agreements filed as Exhibits 2.1 through 2.7, certain of the exhibits and the schedules to those agreements have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

**	Agreement relates to executive compensation.

***	Previously filed (or, with respect to Exhibits 32.1 and 32.2, furnished) with this Annual Report on Form 10-K (as originally filed on February 29, 2012).

****	Filed with this Amendment No. 1.