Form 10-Q
period 2012-03-31
WebMD Health Corp.
filed 2012-05-10
CIK 1326583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Yes  ☐        No  ☑

As of May 4, 2012, the Registrant had 50,659,526 shares of Common Stock (including unvested shares of restricted Common Stock).

WEBMD HEALTH CORP.

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2012

WebMD®, WebMD Health®, Medscape®, CME Circle®, eMedicine®, MedicineNet®, theheart.org®, RxList®, Subimo®, Summex® and Medsite® are among the trademarks of WebMD Health Corp. or its subsidiaries.

ii

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

iii

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,142,066	$1,121,217
Accounts receivable, net of allowance for doubtful accounts of $1,018 at March 31, 2012 and $1,129 at December 31, 2011	97,445	121,335
Prepaid expenses and other current assets	15,442	12,690
Deferred tax assets	21,316	20,482

Total current assets	1,276,269	1,275,724
Property and equipment, net	53,621	57,139
Goodwill	202,104	202,104
Intangible assets, net	19,343	19,999
Deferred tax assets	51,953	55,017
Other assets	29,957	31,042

TOTAL ASSETS	$1,633,247	$1,641,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$44,076	$55,238
Deferred revenue	90,321	88,055
Liabilities of discontinued operations	1,506	1,506

Total current liabilities	135,903	144,799
2.25% convertible notes due 2016	400,000	400,000
2.50% convertible notes due 2018	400,000	400,000
Other long-term liabilities	21,503	21,790

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 650,000,000 shares authorized; 62,410,849 shares issued at March 31, 2012 and 62,410,255 shares issued at December 31, 2011	624	624
Additional paid-in capital	9,476,277	9,473,811
Treasury stock, at cost; 6,564,288 shares at March 31, 2012 and 6,685,439 shares at December 31, 2011	(287,346)	(294,062)
Accumulated deficit	(8,513,714)	(8,505,937)

Stockholders’ equity	675,841	674,436

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,633,247	$1,641,025

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue	$106,947	$131,609
Cost of operations	53,471	48,449
Sales and marketing	30,103	32,294
General and administrative	29,022	22,821
Depreciation and amortization	6,930	6,424
Interest income	11	16
Interest expense	5,836	3,141
Gain on investments	8,074	14,060
Other expense	1,200	53

(Loss) income before income tax (benefit) provision	(11,530)	32,503
Income tax (benefit) provision	(3,753)	12,958

Net (loss) income	$(7,777)	$19,545

Net (loss) income per common share:
Basic	$(0.14)	$0.33

Diluted	$(0.14)	$0.32

Weighted-average shares outstanding used in computing per share amounts:
Basic	55,769	58,184

Diluted	55,769	67,173

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(7,777)	$19,545
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,930	6,424
Non-cash interest	1,082	516
Non-cash stock-based compensation	16,900	9,813
Deferred income taxes	(3,971)	4,798
Gain on investments	(8,074)	(14,060)
Changes in operating assets and liabilities:
Accounts receivable	23,890	5,688
Prepaid expenses and other, net	(4,023)	622
Accrued expenses and other long-term liabilities	(11,694)	(7,642)
Deferred revenue	2,266	(219)

Net cash provided by continuing operations	15,529	25,485
Net cash used in discontinued operations	—	(142)

Net cash provided by operating activities	15,529	25,343

Cash flows from investing activities:
Proceeds received from ARS option	9,269	5,240
Purchases of property and equipment	(3,377)	(4,849)

Net cash provided by investing activities	5,892	391

Cash flows from financing activities:
Proceeds from exercise of stock options	754	10,220
Cash used for withholding taxes due on stock-based awards	(911)	(3,172)
Net proceeds from issuance of 2.50% convertible notes and 2.25% convertible notes	—	774,745
Purchases of treasury stock	(415)	(150,000)
Excess tax benefit on stock-based awards	—	7,355

Net cash (used in) provided by financing activities	(572)	639,148

Net increase in cash and cash equivalents	20,849	664,882
Cash and cash equivalents at beginning of period	1,121,217	400,501

Cash and cash equivalents at end of period	$1,142,066	$1,065,383

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

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results to be expected for any subsequent period or for the entire year ending December 31, 2012. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

The unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2011, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Seasonality

The timing of the Company’s revenue is affected by seasonal factors. The Company’s public portal advertising and sponsorship revenue is seasonal, primarily due to the annual spending patterns of the advertising and sponsorship clients of the Company’s public portals. This portion of the Company’s revenue is usually the lowest in the first quarter of each calendar year, and generally increases during each consecutive quarter throughout the year. The timing of revenue in relation to the Company’s expenses, many of which do not vary directly with revenue, has an impact on cost of operations, sales and marketing, and general and administrative expenses as a percentage of revenue in each calendar quarter.

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and the disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic and political factors, and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the Consolidated Financial Statements. Significant estimates and assumptions by management affect the allowance for doubtful accounts, the carrying value of long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets (excluding goodwill and indefinite lived intangible assets), the carrying value, capitalization and amortization of software and Website development costs, the carrying value of investments, the provision for income taxes and related deferred tax accounts, certain accrued liabilities, revenue recognition, contingencies, litigation and related legal accruals and the value attributed to employee stock options and other stock-based awards.

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

The following table presents the revenues recognized related to the Company’s public portals and private portals during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Public portal revenues	$87,776	$110,363
Private portal revenues	19,171	21,246

	$106,947	$131,609

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net (Loss) Income Per Common Share

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

	Three Months Ended
	March 31,
	2012	2011
Numerator:
Net (loss) income	$(7,777)	$19,545
Effect of participating non-vested restricted stock	—	(170)

Net (loss) income — Basic	(7,777)	19,375
Interest expense on 2.50% convertible notes, net of tax	—	1,503
Interest expense on 2.25% convertible notes, net of tax	—	315

Net (loss) income — Diluted	$(7,777)	$21,193

Denominator:
Weighted-average shares — Basic	55,769	58,184
Employee stock options and restricted stock	—	2,527
2.50% convertible notes	—	5,377
2.25% convertible notes	—	1,085

Adjusted weighted-average shares after assumed conversions — Diluted	55,769	67,173

Net (loss) income per common share — Basic	$(0.14)	$0.33

Net (loss) income per common share — Diluted	$(0.14)	$0.32

The Company has excluded its convertible notes, as well as certain outstanding stock options and restricted stock, from the calculation of diluted income per common share during the periods in which such securities were anti-dilutive. The following table presents the total weighted average number of potentially dilutive common shares that were excluded from the computation of diluted (loss) income per common share during the periods presented (shares in thousands):

	Three Months Ended March 31,
	2012	2011
Options and restricted stock	11,530	1,968
Convertible notes	11,477	—

	23,007	1,968

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued an update to the existing guidance for goodwill and other intangible assets. The update simplifies how a company tests goodwill for impairment by allowing both public and nonpublic entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity would no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this amendment did not have an impact on the Company’s financial condition, results of operations or cash flows.

In June 2011, the FASB issued an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity. For public entities, the amendment is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for the Company is the first quarter in 2012. As the Company did not have any components of other comprehensive income during the periods presented in these accompanying consolidated financial statements, the adoption of this amendment did not have any impact on the Company’s consolidated financial statements or related disclosures.

In May 2011, the FASB issued amendments to the existing guidance on fair value measurement. The amendments are intended to create consistency between U.S. generally accepted accounting standards and International Financial Reporting Standards on measuring fair value and disclosing information about fair value measurements. The amendments clarify the application of existing fair value measurement requirements including (i) the application of the highest and best use valuation premise concepts, (ii) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and (iii) quantitative information required for fair value measurements categorized within Level 3. In addition, the amendments require additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011. These changes are required to be applied prospectively. The adoption of this amendment did not have any impact on the Company’s financial statements.

2.    Discontinued Operations

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In connection with the EPS Sale, the Company agreed to retain the responsibility for the EPS Indemnification Obligations. During the years ended December 31, 2007, 2008 and 2009, the Company recorded pre-tax charges of $73,347, $29,078 and $14,367, respectively, representing the Company’s estimate, and adjustments to its estimate of probable costs with respect to its indemnification obligation. That estimate included assumptions as to the duration of the trial and pre-trial periods, and the defense costs to be incurred during these periods. As a result of the June 8, 2011 and July 8, 2011 decisions discussed above, it is the Company’s understanding that the Investigation has concluded. As a result, the Company reversed the remaining accrual with respect to its EPS Indemnification Obligations of $7,527 through income from discontinued operations during the three months ended June 30, 2011.

Included within liabilities of discontinued operations related to this matter was $5,000 as of March 31, 2011, which represented certain reimbursements received from the Company’s insurance carriers between July 31, 2008 and December 31, 2010 under certain directors and officers liability insurance policies (the “Policies”) for expenses that the Company had incurred and expected to continue to incur for the EPS Indemnification Obligations. The Company had previously deferred recognizing these insurance reimbursements within the consolidated statement of operations because of the possibility they might have to be repaid to the insurance carriers under the terms of the applicable Policies. However, as a result of the June 8, 2011 and July 8, 2011 dismissals described above, the Company believes that the insurance carriers do not have the ability to recover this amount and accordingly, the Company reversed this accrual through income from discontinued operations during the three months ended June 30, 2011.

3.    Convertible Notes

2.50% Convertible Notes due 2018

On January 11, 2011, the Company issued $400,000 aggregate principal amount of its 2.50% Notes in a private offering. Unless previously converted, the 2.50% Notes will mature on January 31, 2018. Net proceeds from the sale of the 2.50% Notes were approximately $387,345, after deducting the related offering expenses, of which approximately $100,000 was used to repurchase 1,920,490 shares of the Company’s Common Stock at a price of $52.07 per share, the last reported sale price of the Company’s Common Stock on January 5, 2011, which repurchase settled on January 11, 2011. Interest on the 2.50% Notes is payable semi-annually on January 31 and July 31 of each year, commencing July 31, 2011. Under the terms of the 2.50% Notes, holders

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were able to surrender their 2.50% Notes for conversion into the Company’s Common Stock at an initial conversion rate of 15.1220 shares of Common Stock per thousand dollars principal amount of the 2.50% Notes. This was equivalent to an initial conversion price of approximately $66.13 per share of Common Stock. In the aggregate, the 2.50% Notes were convertible into 6,048,800 shares of the Company’s Common Stock. Effective April 4, 2012, after giving effect to an adjustment resulting from a tender offer for the Company’s Common Stock that the Company completed on April 3, 2012 (see Note 6 for additional discussion), the conversion rate was adjusted to 15.3223 shares of Common Stock per thousand dollars principal amount of the 2.50% Notes. This is equivalent to an adjusted conversion price of approximately $65.26 per share of Common Stock. In the aggregate, the 2.50% Notes are convertible into 6,128,920 shares of Common Stock following the April 4, 2012 adjustment.

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

2.25% Convertible Notes due 2016

On March 14, 2011, the Company issued $400,000 aggregate principal amount of its 2.25% Notes in a private offering. Unless previously converted, the 2.25% Notes will mature on March 31, 2016. Net proceeds from the sale of the 2.25% Notes were approximately $387,400, after deducting the related offering expenses, of which approximately $50,000 was used to repurchase 868,507 shares of the Company’s Common Stock at a price of $57.57 per share, the last reported sale price of the Company’s Common Stock on March 8, 2011, which repurchase settled on March 14, 2011. Interest on the 2.25% Notes is payable semi-annually on March 31 and September 30 of each year, commencing September 30, 2011. Under the terms of the 2.25% Notes, holders were able to surrender their 2.25% Notes for conversion into the Company’s Common Stock at an initial conversion rate of 13.5704 shares of Common Stock per thousand dollars principal amount of the 2.25% Notes. This was equivalent to an initial conversion price of approximately $73.69 per share of Common Stock. In the aggregate, the 2.25% Notes were convertible into 5,428,160 shares of the Company’s Common Stock. Effective April 4, 2012, after giving effect to an adjustment resulting from a tender offer for the Company’s Common Stock that the Company completed on April 3, 2012 (see Note 6 for additional discussion), the conversion rate was adjusted to 13.7502 shares of Common Stock per thousand dollars principal amount of the 2.25% Notes. This is equivalent to an adjusted conversion price of approximately $72.73 per share of Common Stock. In the aggregate, the 2.25% Notes are convertible into 5,500,080 shares of Common Stock following the April 4, 2012 adjustment.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

4.    Related Party Transaction

Fidelity Employer Services Company LLC

Fidelity Employer Services Company LLC (“FESCO”) is a distributor of the Company’s private portals, integrating the private portals product into the human resources administration and benefit administration services that FESCO provides to its employer clients. The Company recorded revenue of $1,433 during the three months ended March 31, 2011 related to the FESCO relationship. FESCO is an affiliate of FMR LLC, which reported beneficial ownership of shares that represented approximately 14.9% of the Company’s Common Stock as of March 31, 2011. Beneficial ownership as of March 31, 2012 was less than 5% and accordingly FESCO is no longer deemed to be a related party.

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

The Company did not have any Level 2 assets during the periods presented. The following table sets forth the Company’s Level 1 and Level 3 financial assets that were measured and recorded at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

		March 31, 2012			December 31, 2011
	Fair Value Estimate Using:	Amortized Cost Basis	Fair Value	Gross Unrealized Gains	Amortized Cost Basis	Fair Value	Gross Unrealized Gains
Cash and cash equivalents	Level 1	$1,142,066	$1,142,066	$—	$1,121,217	$1,121,217	$—
ARS Option	Level 3	—	—	—	1,195	1,195	—

The following table reconciles the beginning and ending balances of the Company’s Level 3 assets, which consist of the ARS Option:

	Three Months Ended March 31,
	2012	2011
Fair value as of the beginning of the period	$1,195	$4,245
Cash proceeds received	(9,269)	(5,240)
Gain included in earnings	8,074	14,060

Fair value as of the end of the period	$—	$13,065

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

Effective April 20, 2010, the Company entered into an agreement pursuant to which the Company sold all of its holdings of ARS for an aggregate of $286,399. Under the terms of the agreement, the Company retained an option (the “ARS Option”), for a period of two years from the date of the agreement: (a) to repurchase from the purchaser the same principal amount of any or all of the various series of ARS sold, at the agreed upon purchase prices received on April 20, 2010; and (b) to receive additional proceeds from the purchaser upon certain redemptions of the various series of ARS sold. Since April 20, 2010 the ARS Option has been classified as a Level 3 asset as its valuation required substantial judgment. The historical redemption activity of the specific ARS underlying the ARS Option was the most significant assumption used to determine the estimated value of the ARS Option. The Company was required to reassess the value of the ARS Option at each reporting period and changes in value were recorded within the statement of operations. During the three months ended March 31, 2012 and 2011, the Company recognized gains of $8,074 and $14,060, and received cash proceeds of $9,269 and $5,240, respectively. In the aggregate, the Company received total cash proceeds of $41,302 through the ARS Option during the period from April 20, 2010 through March 31, 2012. As of March 31, 2012, the Company no longer had any remaining positions related to the ARS Option.

The Company also holds an investment in a privately held company which is carried at cost, and not subject to fair value measurements. However, if events or circumstances indicate that its carrying amount may not be recoverable, it would be reviewed for impairment. The total amount of this investment is $6,471 and it is included in other assets on the accompanying consolidated balance sheets.

For disclosure purposes, the Company is required to measure the outstanding value of its debt on a recurring basis. The following table presents the carrying value and estimated fair value (based on Level 1 market price data) of the Company’s convertible notes that were carried at historical cost as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2.25% Notes	$400,000	$380,200	$400,000	$382,704
2.50% Notes	400,000	360,000	400,000	371,972

6.    Stock Repurchase Program, 2012 Tender Offer, and Other Repurchases

On December 4, 2008, the Company announced the authorization of a stock repurchase program (the “2008 Program”), at which time the Company was authorized to use up to $30,000, which was subsequently increased by $15,331 in July 2011, to purchase shares of WebMD Common Stock, from time to time, in the open market, through block trades or in private transactions, depending on market conditions and other factors. During August 2011, the Board of Directors terminated the 2008 Program and established a new stock repurchase program (the “2011 Program” and, collectively with the 2008 Program, the “Programs”) through which the Company was authorized to use up to $75,000 to purchase shares of WebMD Common Stock. During October 2011, the Company’s Board of Directors authorized a $75,000 increase to the 2011 Program. During the three months ended March 31, 2012, the Company repurchased 15,600 shares at an aggregate cost of $415 under the 2011

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Program. No shares were repurchased under the 2008 Program during the three months ended March 31, 2011. As of March 31, 2012, $88,658 remained available for repurchases under the 2011 Program. Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying consolidated balance sheets.

On March 6, 2012, the Company commenced a tender offer to repurchase up to $150,000 of its Common Stock through a modified “Dutch auction” tender offer, at a price per share of either $24.50 or $26.00 (the “2012 Tender Offer”). On April 3, 2012, the Company completed the 2012 Tender Offer through which it repurchased 5,769,230 shares of its Common Stock at a price of $26.00 per share for total consideration of $150,000.

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

7.    Intangible Assets

Intangible assets subject to amortization consist of the following:

	March 31, 2012				December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life(a)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life(a)
Content	$15,954	$(15,954)	$—	—	$15,954	$(15,954)	$—	—
Customer relationships	34,057	(21,374)	12,683	6.2	34,057	(20,852)	13,205	6.5
Technology and patents	14,700	(14,700)	—	—	14,700	(14,700)	—	—
Trade names-definite lives	6,030	(3,834)	2,196	4.2	6,030	(3,700)	2,330	4.4
Trade names-indefinite lives	4,464	—	4,464	n/a	4,464	—	4,464	n/a

Total	$75,205	$(55,862)	$19,343		$75,205	$(55,206)	$19,999

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

Amortization expense was $656 during the three months ended March 31, 2012 and 2011. Aggregate amortization expense for intangible assets is estimated to be:

Year Ending December 31:
2012 (April 1st to December 31st)	$1,970
2013	$2,627
2014	$2,627
2015	$2,617
2016	$2,257
Thereafter	$2,781

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.    Commitments and Contingencies

Legal Proceedings

In re WebMD Health Corp. Securities Litigation, Solomon v. Wygod, In re WebMD Health Corp. Shareholder Derivative Litigation

Six shareholder lawsuits, each of which is described below, have been filed in federal and state court in New York. The lawsuits relate to certain forward-looking information made publicly available by the Company.

On August 2, 2011 and August 26, 2011, federal securities class action complaints entitled Canson v. WebMD Health Corp., et al. and Malland v. WebMD Health Corp., et al., respectively, were filed in the United States District Court for the Southern District of New York on behalf of purchasers of the Company’s common stock between February 23, 2011 and July 15, 2011. On November 7, 2011, the two cases were consolidated under the caption In re WebMD Health Corp. Securities Litigation (the “Federal Securities Action”) and lead plaintiffs and lead counsel were appointed. An initial pretrial conference, previously scheduled for November 29, 2011, was adjourned to June 25, 2012. On February 14, 2012, the lead plaintiffs filed their consolidated amended complaint (the “Complaint”), which alleges claims on behalf of purchasers of the Company’s securities between February 23, 2011 and January 10, 2012. The Complaint alleges that the Company, and certain of its officers made false and misleading statements in violation of the Securities Exchange Act of 1934 and seeks unspecified damages and costs. In accordance with a stipulated scheduling order, the defendants served a motion to dismiss the Complaint on April 30, 2012. Pursuant to the scheduling order, the lead plaintiffs have until July 2, 2012 to serve any opposition to the defendants’ motion and the defendants have until thirty (30) days thereafter to serve a reply.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Legal Proceedings

In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters, including those discussed in Note 7 to the Consolidated Financial Statements included in the Company’s 2011 Annual Report on Form 10-K, has yet to be determined, the Company does not believe that their outcomes will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

9.    Stock-Based Compensation

The Company has various stock-based compensation plans (collectively, the “Plans”) that provide for the grant of stock options, restricted stock awards, and other awards based on WebMD Common Stock.

The 2005 Long-Term Incentive Plan (as amended, the “2005 Plan”) is the only existing plan under which future grants can be made. The maximum number of shares of the Company’s Common Stock that may be subject to awards under the 2005 Plan was 18,200,000 as of March 31, 2012, subject to adjustment in accordance with the terms of the 2005 Plan. The Company had an aggregate of 2,134,471 shares of Common Stock available for future grants under the 2005 Plan at March 31, 2012.

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

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value(1)
Outstanding at January 1, 2012	11,054,381	$32.46
Granted	238,700	32.92
Exercised	(191,914)	22.86
Cancelled	(1,357,938)	44.07

Outstanding at March 31, 2012	9,743,229	$31.04	7.0	$13,240

Vested and exercisable at the end of the period	4,756,939	$28.99	5.4	$10,306

(1)	The aggregate intrinsic value is based on the market price of the Company’s Common Stock on March 30, 2012, the last trading day in March 2012, which was $25.58, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on March 30, 2012.

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

	Three Months Ended March 31,
	2012	2011
Expected dividend yield	0.0%	0.0%
Expected volatility	0.42-0.45	0.30-0.32
Risk-free interest rate	0.75%	1.97%
Expected term (years)	4.7	4.6
Weighted average fair value of options granted during the period	$12.20	$15.38

On February 23, 2012, the Company’s directors and certain officers voluntarily surrendered a total of 960,600 non-qualified stock options with a weighted average exercise price of $46.85 per share. None of these individuals received any consideration or promise of consideration in exchange for the surrender of these stock options. These options were originally granted under the 2005 Plan, and therefore, upon their surrender, the shares underlying these options were returned to the 2005 Plan and became available for grant under such plan. During the three months ended March 31, 2012, the Company expensed the remaining unrecognized stock-based compensation expense of $8,076 related to these stock options.

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

	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2012	1,205,333	$36.18
Granted	10,000	27.49
Vested	(145,836)	31.30
Forfeited	(93,000)	35.83

Balance at March 31, 2012	976,497	$36.88

Proceeds received from the exercise of options to purchase shares of the Company’s Common Stock were $754 and $10,220 during the three months ended March 31, 2012 and 2011, respectively. Additionally, in connection with the exercise of certain stock options and the vesting of restricted stock, the Company made payments of $911 and $3,172 during the three months ended March 31, 2012 and 2011, respectively, related to employee statutory withholding taxes that were satisfied by withholding shares of Common Stock of equal value from the respective employees. The proceeds and payments described above are reflected within cash flows from financing activities within the accompanying consolidated statements of cash flows.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The intrinsic value related to stock options that were exercised, combined with the fair value of shares of restricted stock that vested, aggregated $4,764 and $30,303 for the three months ended March 31, 2012 and 2011, respectively.

Other

Each year, the Company issues shares of its Common Stock to each WebMD non-employee director with a value equal to their annual board and committee retainers. The Company recorded $86 of stock-based compensation expense for each of the three months ended March 31, 2012 and 2011 in connection with these issuances.

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended March 31,
	2012	2011
Stock options	$13,743	$6,623
Restricted stock	3,071	3,104
Other	86	86

Total stock-based compensation expense	$16,900	$9,813

Included in:
Cost of operations	$2,757	$2,103
Sales and marketing	2,161	2,391
General and administrative	11,982	5,319

Total stock-based compensation expense	$16,900	$9,813

As of March 31, 2012, approximately $64,900 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 2.6 years, related to the Plans.

Tax benefits attributable to stock-based compensation represented 39% of stock-based compensation expense during the three months ended March 31, 2012 and 2011.

10.    Other expense

Other expense consists of the following items:

	Three Months Ended March 31,
	2012	2011
Severance(a)	$1,200	$—
Legal expense(b)	—	53

Other expense	$1,200	$53

(a)	Represents cash severance and related expenses due to the resignation of the Company’s Chief Executive Officer and the related search for a new Chief Executive Officer.

(b)	Represents the costs and expenses incurred by the Company related to the investigation by the United States Attorney for the District of South Carolina and the SEC and the related Coverage Litigation.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 2 contains forward-looking statements with respect to possible events, outcomes or results that are, and are expected to continue to be, subject to risks, uncertainties and contingencies. See “Forward-Looking Statements” on page iii above. The results of operations for the periods reflected in this Quarterly Report are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in our forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” in Part II, Item 1A of this Quarterly Report, those discussed in this Item 2 and those included elsewhere in this Quarterly Report. In this Item 2, dollar amounts (other than per share amounts) are stated in thousands, unless otherwise noted.

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

•

Critical Accounting Estimates and Policies.    This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective and often complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (which we refer to as the SEC).

•

Results of Operations and Supplemental Financial and Operating Information.    These sections provide our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on a consolidated basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of March 31, 2012.

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

Our private portals enable employers and health plans to provide their employees and members with access to personalized health and benefit information and decision-support tools that help them to make more informed benefit, treatment and provider decisions and motivate them to make healthier lifestyle choices. We also provide health and condition management programs for use by our private portals clients’ employees and members to help them become and stay well. In addition, we offer clients telephonic, online and onsite health coaching services for their employees and members. We generate revenue from our private portals through the licensing of our technology and content to employers and health plans, either directly or through our distributors. We offer our health coaching services on a per participant basis across an employee or plan population.

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

•

Mobile.    Consumers and healthcare professionals are increasingly using mobile devices to access the Internet, with physicians increasingly using mobile devices in diagnosis and treatment at the point of care. Mobile, while not yet a meaningful source of revenue for us, is expected to be an important area of growth for the future. We are focused on delivering a multi-screen platform that extends the user experience beyond the desktop portal onto the mobile device. During the first quarter of 2012:

—	we launched our WebMD Baby application for the iPhone;

—	we rolled out new releases of Medscape Mobile for the iPhone, iPad and Android devices and we launched Medscape Mobile for the Kindle Fire platform; and

—	we introduced WebMD the Magazine for the iPad beginning with the March issue of the magazine.

Later this year, we plan to release a new version of our flagship WebMD Mobile application, as well as new applications in specific health and wellness areas.

•

Initiatives to Improve Our Services.    In the past several years, video and multi-media applications have become an increasingly important part of what users expect from Internet sites. In addition, consumers are increasingly using the Internet to access social media as a means to communicate and exchange information, including regarding health and wellness. Similarly, physicians and other healthcare professionals are increasingly participating in condition or topic specific community groups and other interactive applications. We have invested and intend to continue to invest in software and systems that allow us to meet the demands of our users and sponsors, including customized content management and publishing technology to deliver interactive content, multimedia programming and personalized health applications that engage our users. We also continue to develop new content areas and redesign others to make them more engaging for our users. For example, during the first quarter of 2012, we updated our Symptom Checker on webmd.com to offer our audience a new, more personalized experience. Users of our Symptom Checker can now print a report to share with their doctors and there is also an opportunity to save searches, so that users can go back and view their past searches.

•

Recent Developments in the Business Outlook for Our Public Portals.    Notwithstanding our general expectation for increased future demand for our public portal services, we experienced reduced public portal advertising and sponsorship revenue in the first quarter of 2012, compared to the prior year period, as a result of what we believe has been a more cautious business outlook by many of our larger customers since late 2011. Certain of our pharmaceutical company customers experienced patent expirations for highly profitable drugs in 2011 and others expect to do so in 2012 and 2013. Such patent expirations allow for competition from lower priced generic versions of these drugs and generally result in the termination of marketing efforts for the drug. Additionally, we believe that these patent expirations have also led to, and may continue to lead to, significant overall reductions in marketing expenditures by some of these pharmaceutical companies across their entire product portfolios, as well as delays in their budgeting and purchase decisions. As a result, we experienced reduced revenues in late 2011 and the first quarter of 2012, and expect to continue to experience such reductions for much of 2012, particularly in the area of direct-to-consumer pharmaceutical marketing and advertising. While we expect to see an increase in the number of new pharmaceutical products coming to market later in 2012, marketing for these products is not anticipated to begin until the second half of 2012 and, as a result, sales of advertising and sponsorship services that we may make relating to these new products, if any, are not likely to contribute significantly to revenue until 2013.

•

Use of Health Management Applications.    In a healthcare market where a greater share of the responsibility for healthcare costs and decision-making has been shifting to consumers, use of information technology to assist consumers in making informed decisions about healthcare has also increased. We believe that, through our private portals, we are well positioned to play a role in this environment. However, our strategy depends, in part, on increasing usage of our private portal services by our employer and health plan clients’ employees and members and being able to demonstrate a sufficient return on investment and other benefits for our private portals clients from those services. Increasing usage of our private portal services requires us to continue to develop new and updated applications, features and services. In addition, we face competition in the area of online healthcare decision-support tools and health management applications. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do, and may be better known than we are. We also expect that, for clients that have been adversely affected by general economic conditions or are seeking to reduce expenses for other reasons, we may continue to experience some reduction in contract renewals for our private portal services, as well as some reductions in the size of existing contracts.

•

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

Background Information on Certain Transactions and Other Significant Developments

2012 Tender Offer.    On April 3, 2012, we completed a tender offer for our Common Stock and repurchased 5,769,230 shares at a price of $26.00 per share or aggregate consideration of $150,000 (we refer to this as the

2012 Tender Offer). The 2012 Tender Offer represented an opportunity for WebMD to return capital to stockholders who elected to tender their shares of WebMD Common Stock, while stockholders who chose not to participate in the tender offer automatically increased their relative percentage interest in our company at no additional cost to them.

Convertible Notes.    On January 11, 2011, we issued $400,000 aggregate principal amount of 2.50% Convertible Notes due 2018 (which we refer to as the 2.50% Notes) in a private offering. Unless previously converted, the 2.50% Notes will mature on January 31, 2018. Net proceeds from the sale of the 2.50% Notes were approximately $387,345, after deducting the related offering expenses, of which approximately $100,000 was used by us to repurchase 1,920,490 shares of WebMD Common Stock at a price of $52.07 per share, the last reported sale price of WebMD Common Stock on January 5, 2011, which repurchase settled on January 11, 2011. Interest on the 2.50% Notes is payable semi-annually on January 31 and July 31 of each year, commencing July 31, 2011. Under the terms of the 2.50% Notes, as adjusted in April 2012 following completion of the 2012 Tender Offer, holders may surrender their 2.50% Notes for conversion into WebMD Common Stock at a conversion rate of 15.3223 shares of WebMD Common Stock per thousand dollars principal amount of the 2.50% Notes. This is equivalent to a conversion price of approximately $65.26 per share of Common Stock. In the aggregate, the 2.50% Notes are convertible into 6,128,920 shares of Common Stock following the April 4, 2012 adjustment.

On March 14, 2011, we issued $400,000 aggregate principal amount of 2.25% Convertible Notes due 2016 (which we refer to as the 2.25% Notes) in a private offering. Unless previously converted, the 2.25% Notes will mature on March 31, 2016. Net proceeds from the sale of the 2.25% Notes were approximately $387,400, after deducting the related offering expenses, of which approximately $50,000 was used to repurchase 868,507 shares of WebMD’s Common Stock at a price of $57.57 per share, the last reported sale price of WebMD Common Stock on March 8, 2011, which repurchase settled on March 14, 2011. Interest on the 2.25% Notes is payable semi-annually on March 31 and September 30 of each year, commencing September 30, 2011. Under the terms of the 2.25% Notes, as adjusted in April 2012 following completion of the 2012 Tender Offer, holders may surrender their 2.25% Notes for conversion into WebMD Common Stock at a conversion rate of 13.7502 shares of Common Stock per thousand dollars principal amount of the 2.25% Notes. This is equivalent to a conversion price of approximately $72.73 per share of Common Stock. In the aggregate, the 2.25% Notes are convertible into 5,500,080 shares of Common Stock following the April 4, 2012 adjustment.

Auction Rate Securities.    Effective April 20, 2010, we entered into an agreement pursuant to which we sold our holdings of auction rate securities (which we refer to as ARS), for an aggregate of $286,399. Under the terms of the agreement, we retained an option (which we refer to as the ARS Option), for a period of two years from the date of the agreement: (a) to repurchase from the purchaser the same principal amount of any or all of the various series of ARS sold at the agreed upon purchase prices received on April 20, 2010; and (b) to receive from the purchaser additional proceeds upon certain redemptions of the various series of ARS sold. Through the ARS Option, we received cash proceeds of $9,269 during the first quarter of 2012 and $5,240 during the first quarter of 2011. We recorded pretax gains of $8,074 and $14,060 during the first quarters of 2012 and 2011, respectively, related to the ARS Option. As of March 31, 2012, we no longer had any remaining positions related to the ARS Option and will receive no further cash proceeds.

Voluntary Surrender of Certain Option Grants.    On February 23, 2012, our directors, and certain officers voluntarily surrendered certain grants of non-qualified options to purchase WebMD Common Stock made to them, one of which was made in 2007, some in 2010 and some in 2011 and all of which were out-of-the-money at the time of surrender. None of these individuals received any consideration or promise of consideration in exchange for the surrender of these stock options. These options were originally granted under our 2005 Long-Term Incentive Plan (which we refer to as the 2005 Plan), and therefore, upon their surrender, the shares underlying these options were returned to the 2005 Plan and became available for grant under such plan. These surrenders of stock options were intended to allow WebMD to use the shares that became available under the 2005 Plan to attract new employees and to motivate and retain current key employees. During the first quarter of 2012, we recorded pre-tax stock-based compensation expense of $8,076 related to the voluntary surrender of these options, which represented the remaining unrecognized stock compensation amounts for such grants.

Seasonality

The timing of our revenue is affected by seasonal factors. Our public portal advertising and sponsorship revenue is seasonal, primarily due to the annual spending patterns of the advertising and sponsorship clients of our public portals. This portion of our revenue is usually the lowest in the first quarter of each calendar year, and generally increases during each consecutive quarter throughout the year. The timing of revenue in relation to our expenses, many of which do not vary directly with revenue, has an impact on cost of operations, sales and marketing, and general and administrative expenses as a percentage of revenue in each calendar quarter.

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

The adoption of ASU 2009-13 did not have a material impact to our consolidated financial statements.

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

Effective April 20, 2010, we entered into an agreement pursuant to which we sold all of our holdings of ARS for an aggregate of $286,399. Under the terms of the agreement, we retained an option (the “ARS Option”), for a period of two years from the date of the agreement: (a) to repurchase from the purchaser the same principal amount of any or all of the various series of ARS sold, at the agreed upon purchase prices received on April 20, 2010; and (b) to receive additional proceeds from the purchaser upon certain redemptions of the various series of ARS sold. Since April 20, 2010, the ARS Option has been classified as a Level 3 asset as its valuation required substantial judgment. The historical redemption activity of the specific ARS underlying the ARS Option was the most significant assumption used to determine the estimated value of the ARS Option. We were required to reassess the value of the ARS Option at each reporting period and changes in value were recorded within the statement of operations. During the three months ended March 31, 2012 and 2011, we recognized gains of $8,074 and $14,060, and received cash proceeds of $9,269 and $5,240, respectively. In the aggregate, we received total cash proceeds of $41,302 through the ARS Option during the period from April 20, 2010 through March 31, 2012. As of March 31, 2012, we no longer had any remaining positions related to the ARS Option. See Note 5 in the Notes to the Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our ARS Option.

•

Stock-Based Compensation.    Stock-based compensation expense for all share-based payment awards granted is determined based on the grant-date fair value. The grant date fair value for stock options is estimated using the Black-Scholes Option Pricing Model. We recognize these compensation costs net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment awards. As of March 31, 2012, there was approximately $64.9 million of unrecognized stock-based compensation expense (net of estimated forfeitures) related to unvested stock options and restricted stock awards held by employees, which is expected to be recognized over a weighted-average period of approximately 2.6 years, related to our stock-based compensation plans.

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

•

Tax Contingencies.    Our tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by tax authorities. These potential exposures result from applications of various statutes, rules, regulations and interpretations. Our estimates of tax contingencies reflect assumptions and judgments about potential actions by taxing jurisdictions. We believe that these assumptions and judgments are reasonable. However, our accruals may change in the future due to new developments in each matter and the ultimate resolution of these matters may be greater or less than the amount that we have accrued. Consistent with our historical financial reporting, we have elected to reflect interest and penalties related to uncertain tax positions as part of the income tax (benefit) provision.

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2012		2011
	$	%(a)	$	%(a)
Revenue	$106,947	100.0	$131,609	100.0
Cost of operations	53,471	50.0	48,449	36.8
Sales and marketing	30,103	28.1	32,294	24.5
General and administrative	29,022	27.1	22,821	17.3
Depreciation and amortization	6,930	6.5	6,424	4.9
Interest income	11	—	16	—
Interest expense	5,836	5.5	3,141	2.4
Gain on investments	8,074	7.5	14,060	10.7
Other expense	1,200	1.1	53	—

(Loss) income before income tax (benefit) provision	(11,530)	(10.8)	32,503	24.7
Income tax (benefit) provision	(3,753)	(3.5)	12,958	9.8

Net (loss) income	$(7,777)	(7.3)	$19,545	14.9

(a)	Amounts may not add due to rounding.

Revenue from our public portal advertising and sponsorship is derived from online advertising and sponsorship products, online CME services, information and data services and other print services (including advertisements in WebMD the Magazine). Revenue from our private portal services is derived from licensing our private online portals to employers, healthcare payers and others, along with related services including health and condition management programs and personalized health coaching services. Our customers include pharmaceutical, biotechnology, medical device and consumer products companies, as well as employers and health plans.

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

Our discussions throughout this MD&A make reference to certain non-cash expenses. Our principal non-cash expenses are related to the awards of all share-based payments to employees and non-employee directors, such as grants of employee stock options and restricted stock. Non-cash stock-based compensation expense is reflected in the same expense captions as the related salary cost of the respective employee.

The following table is a summary of our non-cash expenses included in the respective statements of operations captions:

	Three Months Ended March 31,
	2012	2011
Stock-based compensation expense included in:
Cost of operations	$2,757	$2,103
Sales and marketing	2,161	2,391
General and administrative	11,982	5,319

Total stock-based compensation expense	$16,900	$9,813

Three Months Ended March 31, 2012 and 2011

The following discussion is a comparison of our results of operations on a consolidated basis for the three months ended March 31, 2012 and 2011.

Revenue

Our total revenue decreased 18.7% to $106,947 from $131,609 in the prior year period. This decrease is primarily due to lower revenue from our public portals. A more detailed discussion regarding changes in revenue is included below under “— Supplemental Financial and Operating Information.”

Costs and Expenses

Cost of Operations.    Cost of operations increased to $53,471 for the three months ended March 31, 2012 from $48,449 in the prior year period. As a percentage of revenue, cost of operations was 50.0% for the three months ended March 31, 2012, compared to 36.8% for the prior year period. Included in cost of operations in the three months ended March 31, 2012 was non-cash expense related to stock-based compensation of $2,757 compared to $2,103 in the prior year period. Cost of operations excluding such non-cash expense was $50,714 or 47.4% of revenue for the three months ended March 31, 2012, compared to $46,346 or 35.2% of revenue for the prior year period. The increase in absolute dollars was primarily attributable to an increase of approximately $6,000 of expenses associated with the operations and maintenance of our network, including efforts to drive and support the increased traffic to our websites, expenses related to the development of new content and the development of tools and features designed to increase the engagement of visitors to our websites, and costs associated with the creation and delivery of our advertising and sponsorship programs. The increase in these expenses was partially offset by a decrease of $1,600 of distribution expense related to the phase out of our affiliate partner sites and other distribution partners. The increase as a percentage of revenue, excluding the non-cash expenses discussed above, for the three months ended March 31, 2012 compared to the prior year period, was due to the decrease in our revenue of 18.7%, combined with the increase in our cost of operations as certain of these expenses are fixed in nature and do not vary directly with revenue.

Sales and Marketing.    Sales and marketing expense decreased to $30,103 for the three months ended March 31, 2012 from $32,294 in the prior year period. As a percentage of revenue, sales and marketing expense was 28.1% in the first quarter of 2012, compared to 24.5% in the first quarter of 2011. Included in sales and marketing expense was non-cash expense related to stock-based compensation of $2,161 and $2,391 in the first quarters of 2012 and 2011, respectively. Sales and marketing expense, excluding such non-cash expenses, was $27,942 or 26.1% of revenue for the three months ended March 31, 2012, compared to $29,903 or 22.7% of revenue for the prior year period. The decrease in absolute dollars was primarily attributable to a decrease in certain compensation related costs attributable to the lower revenue in the first quarter of 2012 compared to the prior year period. The increase as a percentage of revenue, excluding the non-cash expenses discussed above, for 2012 compared to 2011 was primarily due to the decrease in our revenue of 18.7% without a commensurate decrease in our sales and marketing expenses as certain of these expenses are fixed in nature.

General and Administrative.    General and administrative expense increased to $29,022 for the three months ended March 31, 2012, from $22,821 in the prior year period. As a percentage of revenue, general and administrative expense was 27.1% in the three months ended March 31, 2012, compared to 17.3% in the prior year period. Included in general and administrative expense in the first quarters of 2012 and 2011 was non-cash stock-based compensation expense of $11,982 and $5,319, respectively. The increase in non-cash stock-based compensation expense was primarily due to the voluntary surrender of stock options by certain of our officers and directors during the three months ended March 31, 2012 and the related acceleration of the unrecognized stock-based compensation expense associated with those options. General and administrative expense, excluding such non-cash expense, was $17,040 or 15.9% of revenue for the three months ended March 31, 2012, compared to $17,502 or 13.3% of revenue for the prior year period. While our general and administrative expenses, excluding non-cash stock-based compensation expense, were slightly lower during the March 2012 quarter compared to the March 2011 quarter, these expenses during the current year represented a higher percentage of revenue due to the 18.7% decrease in revenue.

Depreciation and Amortization.    Depreciation and amortization expense was $6,930 for the three months ended March 31, 2012, compared to $6,424 in the same period last year. The increase over the prior year period was attributable to additional depreciation expense associated with capital expenditures made during 2011.

Interest Income.    Interest income decreased to $11 for the three months ended March 31, 2012 from $16 in the same period last year.

Interest Expense.    Interest expense was $5,836 for the three months ended March 31, 2012, compared to $3,141 in the same period last year. Interest expense in the 2012 and 2011 quarters included non-cash interest expense of $1,082 and $516, respectively. The increase in interest expense is a result of the 2.50% Notes and 2.25% Notes being outstanding for the full first quarter of 2012 while only being outstanding for a portion of the first quarter of 2011.

Gain on Investments.    During the three months ended March 31, 2012 and 2011, we recorded a gain on investments of $8,074 and $14,060, respectively, related to adjustments in the value of our ARS Option. See “— Introduction — Background Information on Certain Transactions and Other Significant Developments — Auction Rate Securities” for additional information.

Other Expense.    Other expense was $1,200 for the three months ended March 31, 2012, compared to $53 in the same period last year. For the three months ended March 31, 2012, other expense included cash severance and related expenses due to the resignation of our Chief Executive Officer as well as expenses incurred in connection with the search for a new Chief Executive Officer. For the three months ended March 31, 2011, other expense consisted of $53 of external legal costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC and the related insurance coverage litigation.

Income Tax (Benefit) Provision.    The income tax benefit was $3,753 for the three months ended March 31, 2012, compared to an income tax provision of $12,958 for the three months ended March 31, 2011.

Supplemental Financial and Operating Information

The following table and the discussion that follows presents information for groups of revenue based on similar services we provide, as well as information related to a non-GAAP performance measure that we use to monitor the performance of our business which we refer to as “Earnings before interest, taxes, non-cash and other items” or “Adjusted EBITDA.” Due to the fact that Adjusted EBITDA is a non-GAAP measure, we have also included a reconciliation from Adjusted EBITDA to net (loss) income.

	Three Months Ended March 31,
	2012	2011
Revenue
Public portal advertising and sponsorship	$87,776	$110,363
Private portal services	19,171	21,246

	$106,947	$131,609

Earnings before interest, taxes, non-cash and other items (Adjusted EBITDA)	$11,251	$37,858
Interest, taxes, non-cash and other items
Interest income	11	16
Interest expense	(5,836)	(3,141)
Income tax benefit (provision)	3,753	(12,958)
Depreciation and amortization	(6,930)	(6,424)
Non-cash stock-based compensation	(16,900)	(9,813)
Gain on investments	8,074	14,060
Other expense	(1,200)	(53)

Net (loss) income	$(7,777)	$19,545

The following discussion is a comparison of the results of operations for our two groups of revenue and our Adjusted EBITDA for the three months ended March 31, 2012 and 2011.

Public Portal Advertising and Sponsorship.    Public portal advertising and sponsorship revenue was $87,776 in the three months ended March 31, 2012, a decrease of $22,587 or 20.5% from the three months ended March 31, 2011. We believe that this decrease related primarily to a more cautious business outlook by many of our larger customers, and related reductions in their marketing expenditures. For a more detailed discussion, see “— Background Information on Certain Trends Influencing the Use of Our Services — Recent Developments in the Business Outlook for Our Public Portals.” In general, pricing remained relatively stable for our advertising and sponsorship programs and was not a significant source of the revenue decrease.

Private Portal Services.    Private portal services revenue was $19,171 in the three months ended March 31, 2012, a decrease of $2,075 or 9.8% from the prior year period. The decline in revenue during the first quarter of 2012 was primarily due to the full year impact of customers lost during 2011 and a reduction in the level of services purchased by some of our customers. In general, pricing remained relatively stable for our private portal services and was not a significant source of the revenue decrease. The number of customers using our private portal platform at March 31, 2012 was 118 compared to 124 customers using our private portal platform at March 31, 2011.

Adjusted EBITDA.    Adjusted EBITDA decreased to $11,251 or 10.5% of revenue in the three months ended March 31, 2012 from $37,858 or 28.8% of revenue in the prior year period. This decrease as a percentage of revenue was primarily due to the lower revenue in 2012. Many of our expenses are fixed in nature and do not vary directly with revenue, and accordingly, our Adjusted EBITDA as a percentage of revenue will fluctuate primarily as a result of changes in our revenue.

Explanatory Note Regarding Adjusted EBITDA.    Adjusted EBITDA is a non-GAAP financial measure and should be viewed as supplemental to, and not as an alternative for, “net (loss) income” calculated in accordance with GAAP. Our management uses Adjusted EBITDA as an additional measure of performance for purposes of business decision-making, including developing budgets, managing expenditures, and evaluating potential acquisitions or divestitures. Period-to-period comparisons of Adjusted EBITDA help our management identify additional trends in financial results that may not be shown solely by period-to-period comparisons of net (loss) income. We believe that the presentation of Adjusted EBITDA is useful to investors in their analysis of our results for reasons similar to the reasons why our management finds it useful and because it helps facilitate investor understanding of decisions made by our management in light of the performance metrics used in making those decisions. In addition, we believe that providing Adjusted EBITDA, together with a reconciliation of Adjusted EBITDA to net (loss) income, helps investors make comparisons between us and other companies that may have different capital structures, different effective income tax rates and tax attributes, different capitalized asset values and/or different forms of employee compensation. Please see the “Explanation of Non-GAAP Financial Information” filed as Exhibit 99.1 to this Quarterly Report for additional background information regarding our use of Adjusted EBITDA. Exhibit 99.1 is incorporated in this MD&A by reference.

Liquidity and Capital Resources

As of March 31, 2012, we had $1,142,066 of cash and cash equivalents, and working capital of $1,140,366. Our cash and cash equivalents and working capital are affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, the timing of interest payments related to our convertible debt, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities in the first quarter of 2012 was $15,529, which related to consolidated net loss of $7,777, adjusted for the gain on investments of $8,074, the non-cash income tax benefit of $3,971 related to deferred income taxes, and other non-cash expenses of $24,912, which include depreciation and amortization expense, non-cash interest expense and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities resulted in an increase in cash of $10,439, primarily due to cash provided by a decrease in accounts receivable of $23,890 and an increase in deferred revenue of $2,266 offset by cash used as a result of a decrease in accrued liabilities of $11,694 and an increase in prepaid and other assets of $4,023.

Cash provided by operating activities in the first quarter of 2011 was $25,485, which related to consolidated net income of $19,545, adjusted for the gain on investments of $14,060, for the non-cash income tax provision of $4,798 related to deferred income taxes, and other non-cash expenses of $16,753, which include depreciation and amortization expense, non-cash interest expense and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities resulted in a cash use of $1,551, primarily due to cash used by a decrease in accrued liabilities of $7,642 and a decrease in deferred revenue of $219 offset by cash provided as a result of a decrease in accounts receivable of $5,688 and a decrease in prepaid expenses and other assets of $622.

Cash provided by investing activities was $5,892 in the first quarter of 2012, compared to cash provided by investing activities of $391 in the first quarter of 2011. We received $9,269 related to our ARS Option in the first quarter of 2012 compared to $5,240 in the 2011 period. We used $3,377 in connection with purchases of property and equipment in the first quarter of 2012 compared to $4,849 of purchases of property and equipment in the prior year period.

Cash used in financing activities was $572 in the first quarter of 2012, compared to cash provided by financing activities of $639,148 in the first quarter of 2011. Cash provided by financing activities in the first quarter of 2012 related to $754 of proceeds received from the exercise of stock options. Cash provided by financing activities in the first quarter of 2011 principally related to the issuance of $400,000 aggregate principal amount of 2.50% Notes and $400,000 aggregate principal amount of 2.25% Notes. After deducting the related issuance costs, the issuance of our 2.50% Notes and 2.25% Notes resulted in an aggregate cash inflow of $774,745. Other sources of cash during the first quarter of 2011 included $10,220 of proceeds received from the exercise of stock options and $7,355 of a tax benefit on stock-based awards. Cash used in financing activities in the first quarter of 2012 related to $911 used for withholding taxes on stock-based awards and $415 used for the repurchase of our Common Stock. Cash used in financing activities in the first quarter of 2011 principally related to $150,000 used for the repurchase of our Common Stock and $3,172 used for withholding taxes on stock-based awards.

Included in our consolidated statements of cash flows for the three months ended March 31, 2011 are cash flows used in operating activities of our discontinued operations of $142 in payments made in connection with the defense costs of the former officers and directors of our former EPS subsidiary in connection with the investigation by the United States Attorney for the District of South Carolina and the SEC.

Potential future uses of cash include repurchases of our Common Stock and our anticipated capital expenditure requirements for 2012, which we currently estimate to be up to $30,000 and which relate to expansion of our facilities and improvements that will be deployed across our public and private portal Websites in order to enable us to service future growth in unique users and page views, as well as to create new sponsorship areas for our customers, and to improve the systems used to provide our private portal applications.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued an update to the existing guidance for goodwill and other intangible assets. The update simplifies how a company tests goodwill for impairment by allowing both public and nonpublic entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity would no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this amendment did not have an impact on our financial condition, results of operations or cash flows.

In June 2011, the FASB issued an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity. For public entities, the amendment is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for our company is the first quarter in 2012. As we did not have any components of other comprehensive income during the periods presented in these accompanying consolidated financial statements, the adoption of this amendment did not have any impact on our consolidated financial statements or related disclosures.

In May 2011, the FASB issued amendments to the existing guidance on fair value measurement. The amendments are intended to create consistency between U.S. generally accepted accounting standards and International Financial Reporting Standards on measuring fair value and disclosing information about fair value measurements. The amendments clarify the application of existing fair value measurement requirements including (i) the application of the highest and best use valuation premise concepts, (ii) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and (iii) quantitative information required for fair value measurements categorized within Level 3. In addition, the amendments require additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011. These changes are required to be applied prospectively. The adoption of this amendment did not have any impact on our financial statements.

ITEM 3. Quantitative	and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal and maintain adequate liquidity.

Our cash and money market investments, which approximate $1.1 billion at March 31, 2012, are not subject to changes in interest rates.

The 2.50% Notes and the 2.25% Notes have fixed interest rates; therefore, changes in interest rates will not impact our results of operations or financial position.

ITEM 4.    Controls and Procedures

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Interim Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2012. Based on that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of March 31, 2012.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Interim Chief Executive Officer and Chief Financial Officer, concluded that no changes in WebMD’s internal control over financial reporting occurred during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.    Legal Proceedings

The information relating to legal proceedings contained in Note 8 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report is incorporated herein by this reference.

ITEM 1A.    Risk Factors

This section describes circumstances or events that could have a negative effect on our financial results or operations or that could change, for the worse, existing trends in our business. The occurrence of one or more of the circumstances or events described below could have a material adverse effect on our financial condition, results of operations and cash flows or on the trading prices of our Common Stock and convertible notes or of securities that we may issue in the future. The risks and uncertainties described in this Quarterly Report are not the only ones facing us. Additional risks and uncertainties that are not currently known to us, or that we currently believe are immaterial, may also adversely affect our business and operations.

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

Increasingly, individuals are using mobile devices to access online content and services and, if we fail to capture a significant share of this portion of the market for online health information services or fail to generate revenue from it, our business could be adversely affected

The number of people who access online content and services through mobile devices has increased dramatically in the past few years, including the number of physicians and other healthcare professionals who do so. New devices and new platforms continue to be developed and released. It is difficult to predict the problems we may encounter in developing and maintaining versions of our services for use on these devices and we may need to devote significant resources to their creation, maintenance and support. If we fail to capture a significant share of this increasingly important portion of the market for online health information services (including the market for information services for physicians and other healthcare professionals), it could adversely affect our business.

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

Internet user privacy, personal data security and the use of consumer information to track online activities are major issues both in the United States and abroad. For example, in February 2009, the FTC published Self-Regulatory Principles to govern the tracking of consumers’ activities online in order to deliver advertising targeted to the interests of individual consumers (sometimes referred to as behavioral advertising). These principles serve as guidelines to the industry. In December 2010, following a series of workshops, the FTC issued a preliminary staff report containing a proposed framework for businesses and policymakers for online consumer privacy issues and, in March 2012, the FTC issued a final report setting forth its current views on best practices, to protect the privacy of consumers, to be implemented by companies that collect and use consumer data. The U.S. Department of Commerce has also issued a draft green paper on privacy issues. Both agencies expressed a willingness to support legislation and the FTC calls on industry to accelerate the pace of self-regulation and calls on Congress to develop baseline privacy legislation. The FTC has otherwise been active in investigating and entering into consent decrees under its current unfair or deceptive trade practices authority with companies because of their online privacy and data security practices. There is a possibility of legislation, regulation and increased enforcement activities relating to privacy and behavioral advertising. Some bills have been introduced in Congress, and more are expected, that, if passed, could impose substantial new regulations on online behavioral advertising activities. We have privacy policies posted on our Websites that we believe comply with existing applicable laws requiring notice to users about our information collection, use and disclosure practices. We also notify users about our information collection, use and disclosure practices relating to data we receive through offline means such as paper health risk assessments. Moreover, we take steps to reasonably protect certain sensitive personal information we hold. We cannot assure you that the privacy policies and other statements we provide to users of our products and services, or our practices will be found sufficient to protect us from liability or adverse publicity in this area. A determination by a state or federal agency or court that any of our practices do not meet applicable standards, or the implementation of new standards or requirements, could adversely affect our business.

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

On April 3, 2012, WebMD completed a modified “Dutch Auction” tender offer whereby we purchased $150 million of WebMD Common Stock at a price of $26.00 per share (the “Dutch Auction Tender Offer”). Completion of the Dutch Auction Tender Offer may increase the possibility of another ownership change and corresponding annual limitation, which could decrease the existing annual limitation and would apply to all NOL carryforwards and tax credits generated prior to this potential new ownership change.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by WebMD during the three months ended March 31, 2012 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
1/1/12 - 1/31/12	26,266	$27.19	15,600	$88,658,226
2/1/12 - 2/29/12	11,342	$27.21	—	$88,658,226
3/1/12 - 3/31/12	33,872	$25.58	—	$88,658,226

Total	71,480	$26.43	15,600

(1)	Includes the following number of shares withheld from WebMD Restricted Common Stock that vested during the respective periods in order to satisfy withholding tax requirements related to the vesting of the awards: 10,666 in January, 11,342 in February and 33,872 in March. The value of these shares was determined based on the closing price of WebMD Common Stock on the date of vesting.

(2)	In August 2011, a stock repurchase program (the “Program”) was established through which WebMD was authorized to use up to $75,000,000 to purchase shares of its Common Stock. During October 2011, WebMD’s Board of Directors authorized a $75,000,000 increase to the Program. For additional information see Note 6 to the Consolidated Financial Statements included in this Quarterly Report.

ITEM 6.    Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBMD HEALTH CORP.

By:	/S/ ANTHONY VUOLO
Anthony Vuolo
Interim Chief Executive Officer and
Chief Financial Officer

Date: May 10, 2012

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))

3.3	Certificate of Designations for Series A Junior Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2011, as amended on November 7, 2011)

10.1	Letter Agreement, dated as of January 19, 2012, between the Registrant and Wayne T. Gattinella (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K filed on February 29, 2012)*

10.2	Form of Agreement to Forfeit Non-Qualified Options, dated as of February 23, 2012, between the Registrant and Each of its Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 29, 2012)*

10.3	Form of Agreement to Forfeit Non-Qualified Options, dated as of February 23, 2012, between the Registrant and Certain Employees (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 29, 2012)*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Section 1350 Certification of Chief Executive Officer of Registrant

32.2	Section 1350 Certification of Chief Financial Officer of Registrant

99.1	Explanation of Non-GAAP Financial Measures

100.INS	XBRL Instance Document

100.SCH	XBRL Taxonomy Extension Schema Document

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document

100.LAB	XBRL Taxonomy Extension Label Linkbase Document

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Agreement relates to executive compensation.

E-1