Form 10-Q
period 2012-06-30
WebMD Health Corp.
filed 2012-08-09
CIK 1326583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Yes  ☐        No  ☑

As of August 3, 2012, the Registrant had 50,123,881 shares of Common Stock (including unvested shares of restricted Common Stock).

WEBMD HEALTH CORP.

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2012

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

iii

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$964,226	$1,121,217
Accounts receivable, net of allowance for doubtful accounts of $842 at June 30, 2012 and $1,129 at December 31, 2011	96,834	121,335
Prepaid expenses and other current assets	16,933	12,690
Deferred tax assets.	21,872	20,482

Total current assets	1,099,865	1,275,724
Property and equipment, net	65,193	57,139
Goodwill	202,104	202,104
Intangible assets, net	18,686	19,999
Deferred tax assets	52,816	55,017
Other assets	28,875	31,042

TOTAL ASSETS	$1,467,539	$1,641,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$49,322	$55,238
Deferred revenue	89,285	88,055
Liabilities of discontinued operations.	1,506	1,506

Total current liabilities	140,113	144,799
2.25% convertible notes due 2016	400,000	400,000
2.50% convertible notes due 2018	400,000	400,000
Other long-term liabilities	22,942	21,790

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.01 par value per share, 650,000,000 shares authorized; 62,410,849 shares issued at June 30, 2012 and 62,410,255 shares issued at December 31, 2011	624	624
Additional paid-in capital .	9,481,237	9,473,811
Treasury stock, at cost; 13,322,861 shares at June 30, 2012 and 6,685,439 shares at December 31, 2011	(458,069)	(294,062)
Accumulated deficit	(8,519,308)	(8,505,937)

Stockholders' equity	504,484	674,436

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,467,539	$1,641,025

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$112,668	$141,369	$219,615	$272,978
Cost of operations	54,243	51,152	107,714	99,601
Sales and marketing	31,822	32,270	61,925	64,564
General and administrative	21,746	22,006	50,768	44,827
Depreciation and amortization	6,713	6,724	13,643	13,148
Interest income	34	51	45	67
Interest expense	5,832	5,833	11,668	8,974
Gain on investments	—	1,769	8,074	15,829
Other expense	1,097	—	2,297	53

(Loss) income from continuing operations before income tax (benefit) provision	(8,751)	25,204	(20,281)	57,707
Income tax (benefit) provision	(2,649)	11,003	(6,402)	23,961

(Loss) income from continuing operations	(6,102)	14,201	(13,879)	33,746
Income from discontinued operations, net of a tax (benefit) of ($887) for the three and six months ended June 30, 2012 and tax provision of $4,812 for the three and six months ended June 30, 2011	508	7,394	508	7,394

Net (loss) income	$(5,594)	$21,595	$(13,371)	$41,140

Basic (loss) income per common share:
(Loss) income from continuing operations	$(0.12)	$0.24	$(0.26)	$0.58
Income from discontinued operations	0.01	0.13	0.01	0.12

Net (loss) income	$(0.11)	$0.37	$(0.25)	$0.70

Diluted (loss) income per common share:
(Loss) income from continuing operations	$(0.12)	$0.23	$(0.26)	$0.55
Income from discontinued operations	0.01	0.13	0.01	0.13

Net (loss) income	$(0.11)	$0.36	$(0.25)	$0.68

Weighted-average shares outstanding used in computing per share amounts:
Basic	49,615	58,096	52,692	58,140

Diluted	49,615	60,236	52,692	60,473

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(13,371)	$41,140
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(508)	(7,394)
Depreciation and amortization	13,643	13,148
Non-cash interest, net	2,163	1,599
Non-cash stock-based compensation	26,281	19,161
Deferred income taxes	(6,870)	4,423
Gain on investments	(8,074)	(15,829)
Changes in operating assets and liabilities:
Accounts receivable	24,501	19,234
Prepaid expenses and other, net	(4,469)	(2,103)
Accrued expenses and other long-term liabilities	(9,128)	4,765
Deferred revenue	1,230	(1,044)

Net cash provided by continuing operations	25,398	77,100
Net cash used in discontinued operations	—	(136)

Net cash provided by operating activities	25,398	76,964

Cash flows from investing activities:
Proceeds received from ARS option	9,269	16,561
Purchases of property and equipment	(16,606)	(9,557)

Net cash (used in) provided by investing activities	(7,337)	7,004

Cash flows from financing activities:
Proceeds from exercise of stock options	816	25,053
Cash used for withholding taxes due on stock-based awards	(1,958)	(6,632)
Net proceeds from issuance of 2.50% convertible notes and 2.25% convertible notes	—	774,745
Purchases of treasury stock	(173,910)	(150,417)
Excess tax benefit on stock-based awards	—	17,843

Net cash (used in) provided by financing activities	(175,052)	660,592

Net (decrease) increase in cash and cash equivalents	(156,991)	744,560
Cash and cash equivalents at beginning of period	1,121,217	400,501

Cash and cash equivalents at end of period	$964,226	$1,145,061

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

The Company provides health information services to consumers, physicians and other healthcare professionals, employers and health plans through its public and private online portals, mobile platforms and health-focused publications. The Company’s public portals for consumers enable them to obtain health and wellness information (including information on specific diseases or conditions), check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest and participate in online communities with peers and experts. The Company’s public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (“CME”) credit and communicate with peers. The Company also provides mobile health information applications for use by consumers and physicians. The Company’s public portals generate revenue primarily through the sale of advertising and sponsorship products, including CME services. The public portals’ sponsors and advertisers include pharmaceutical, biotechnology, medical device and healthcare services companies, and consumer products companies whose products relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention. The Company also generates revenue from advertising sold in WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms. In addition, the Company generates revenue from the sale of certain information and data products. The Company’s private portals enable employers and health plans to provide their employees and members with access to personalized health and benefit information and decision-support tools that help them to make more informed benefit, treatment and provider decisions and motivate them to make healthier lifestyle choices. In addition, the Company offers clients of its private portals health and condition management programs and health coaching services on a per participant basis. The Company generates revenue from its private portals through the licensing of these portals and related services to employers and health plans either directly or through distributors.

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results to be expected for any subsequent period or for the entire year ending December 31, 2012. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

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

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and the disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic and political factors, and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the Consolidated Financial Statements. Significant estimates and assumptions by management affect the allowance for doubtful accounts, the carrying value of long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets (excluding goodwill and indefinite-lived intangible assets), the carrying value, capitalization and amortization of software and Website development costs, the carrying value of investments, the provision for income taxes and related deferred tax accounts, certain accrued liabilities, revenue recognition, contingencies, litigation and related legal accruals and the value attributed to employee stock options and other stock-based awards.

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

The following table presents the revenues recognized related to the Company’s public portals and private portals during the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Public portal revenues	$93,744	$121,108	$181,520	$231,471
Private portal revenues	18,924	20,261	38,095	41,507

	$112,668	$141,369	$219,615	$272,978

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

Net (Loss) Income Per Common Share

Basic (loss) income per common share has been computed using the weighted-average number of shares of Common Stock outstanding during the period, adjusted to give effect to participating non-vested restricted stock during the periods it was outstanding. Diluted (loss) income per common share has been computed using the weighted-average number of shares of Common Stock outstanding during the periods, increased to give effect to potentially dilutive securities and assumes that any dilutive convertible notes were converted, only in the periods in which such effect is dilutive (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
(Loss) income from continuing operations	$(6,102)	$14,201	$(13,879)	$33,746
Effect of participating non-vested restricted stock	—	(91)	—	(255)

(Loss) income from continuing operations—Basic and Diluted	$(6,102)	$14,110	$(13,879)	$33,491

Income from discontinued operations, net of tax	$508	$7,394	$508	$7,394
Effect of participating non-vested restricted stock	—	(47)	—	(56)

Income from discontinued operations, net of tax—Basic and Diluted	$508	$7,347	$508	$7,338

Denominator:
Weighted-average shares — Basic	49,615	58,096	52,692	58,140
Employee stock options and restricted stock	—	2,140	—	2,333

Adjusted weighted-average shares after assumed conversions — Diluted	49,615	60,236	52,692	60,473

Basic (loss) income per common share:
(Loss) income from continuing operations	$(0.12)	$0.24	$(0.26)	$0.58
Income from discontinued operations	0.01	0.13	0.01	0.12

Net (loss) income	$(0.11)	$0.37	$(0.25)	$0.70

Diluted (loss) income per common share:
(Loss) income from continuing operations	$(0.12)	$0.23	$(0.26)	$0.55
Income from discontinued operations	0.01	0.13	0.01	0.13

Net (loss) income	$(0.11)	$0.36	$(0.25)	$0.68

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has excluded its convertible notes, as well as certain outstanding stock options and restricted stock, from the calculation of diluted (loss) income per common share during the periods in which such securities were anti-dilutive. The following table presents the total weighted average number of potentially dilutive common shares that were excluded from the computation of diluted (loss) income per common share during the periods presented (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Options and restricted stock	11,576	2,408	11,553	2,162
Convertible notes	11,624	11,477	11,551	8,970

	23,200	13,885	23,104	11,132

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued an update to the existing guidance for goodwill and other intangible assets. The update simplifies how a company tests goodwill for impairment by providing both public and nonpublic entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity would no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which for the Company was the first quarter of 2012. The adoption of this amendment did not have an impact on the Company’s financial condition, results of operations or cash flows.

In June 2011, the FASB issued an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity. For public entities, the amendment is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for the Company was the first quarter of 2012. As the Company did not have any components of other comprehensive income during the periods presented in these accompanying consolidated financial statements, the adoption of this amendment did not have any impact on the Company’s consolidated financial statements or related disclosures.

In May 2011, the FASB issued amendments to the existing guidance on fair value measurement. The amendments are intended to create consistency between U.S. generally accepted accounting standards and International Financial Reporting Standards on measuring fair value and disclosing information about fair value measurements. The amendments clarify the application of existing fair value measurement requirements including (i) the application of the highest and best use valuation premise concepts, (ii) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and (iii) quantitative information required for fair value measurements categorized within Level 3. In addition, the amendments require additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011, which for the Company was the first quarter of 2012. These changes are required to be applied prospectively. The adoption of this amendment did not have any impact on the Company’s financial statements.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in income from discontinued operations during the three and six months ended June 30, 2012, is a net state tax refund of $508 that the Company received in connection with the finalization of a state tax appeal related to the EPS Sale.

3.    Convertible Notes

2.50% Convertible Notes due 2018

On January 11, 2011, the Company issued $400,000 aggregate principal amount of its 2.50% Notes in a private offering. Unless previously converted, the 2.50% Notes will mature on January 31, 2018. Net proceeds from the sale of the 2.50% Notes were approximately $387,345, after deducting the related offering expenses, of which approximately $100,000 was used to repurchase 1,920,490 shares of the Company’s Common Stock at a price of $52.07 per share, the last reported sale price of the Company’s Common Stock on January 5, 2011, which repurchase settled on January 11, 2011. Interest on the 2.50% Notes is payable semi-annually on January 31 and July 31 of each year, commencing July 31, 2011. Under the terms of the 2.50% Notes, holders were able to surrender their 2.50% Notes for conversion into the Company’s Common Stock at an initial conversion rate of 15.1220 shares of Common Stock per thousand dollars principal amount of the 2.50% Notes. This was equivalent to an initial conversion price of approximately $66.13 per share of Common Stock. In the aggregate, the 2.50% Notes were convertible into 6,048,800 shares of the Company’s Common Stock. Effective April 4, 2012, after giving effect to an adjustment resulting from a tender offer for the Company’s Common Stock that the Company completed on April 3, 2012 (see Note 6 for additional discussion), the conversion rate was adjusted to 15.3223 shares of Common Stock per thousand dollars principal amount of the 2.50% Notes. This is equivalent to an adjusted conversion price of approximately $65.26 per share of Common Stock. In the aggregate, the 2.50% Notes are convertible into 6,128,920 shares of Common Stock following the April 4, 2012 adjustment.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

4.    Related Party Transaction

Fidelity Employer Services Company LLC

Fidelity Employer Services Company LLC (“FESCO”) is a distributor of the Company’s private portals, integrating the private portals product into the human resources administration and benefit administration services that FESCO provides to its employer clients. The Company recorded revenue of $1,406 and $2,896 during the three and six months ended June 30, 2011, respectively, related to the FESCO relationship. FESCO is an affiliate of FMR LLC, which reported beneficial ownership of shares that represented approximately 14.7% of the Company’s Common Stock as of June 30, 2011. Beneficial ownership as of June 30, 2012 was less than 5% and accordingly FESCO is no longer deemed to be a related party.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company did not have any Level 2 assets during the periods presented. The following table sets forth the Company’s Level 1 and Level 3 financial assets that were measured and recorded at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

	Fair Value Estimate Using:	June 30, 2012			December 31, 2011
		Amortized Cost Basis	Fair Value	Gross Unrealized Gains	Amortized Cost Basis	Fair Value	Gross Unrealized Gains
Cash and cash equivalents	Level 1	$964,226	$964,226	$—	$1,121,217	$1,121,217	$—
ARS Option	Level 3	—	—	—	1,195	1,195	—

The following table reconciles the beginning and ending balances of the Company’s Level 3 assets, which consist of the ARS Option:

	Six Months Ended June 30,
	2012	2011
Fair value as of the beginning of the period	$1,195	$4,245
Cash proceeds received	(9,269)	(16,561)
Gain included in earnings	8,074	15,829

Fair value as of the end of the period	$—	$3,513

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

Effective April 20, 2010, the Company entered into an agreement pursuant to which the Company sold all of its holdings of ARS for an aggregate of $286,399. Under the terms of the agreement, the Company retained an option (the “ARS Option”), for a period of two years from the date of the agreement: (a) to repurchase from the purchaser the same principal amount of any or all of the various series of ARS sold, at the agreed upon purchase prices received on April 20, 2010; and (b) to receive additional proceeds from the purchaser upon certain redemptions of the various series of ARS sold. Since April 20, 2010 the ARS Option has been classified as a Level 3 asset as its valuation required substantial judgment. The historical redemption activity of the specific ARS underlying the ARS Option was the most significant assumption used to determine the estimated value of the ARS Option. The Company was required to reassess the value of the ARS Option at each reporting period and changes in value were recorded within the statement of operations. The Company recognized gains of $0 and $8,074 during the three and six months ended June 30, 2012, respectively, and $1,769 and $15,829 during the three and six months ended June 30, 2011, respectively, and received cash proceeds of $0 and $9,269 during the three and six months ended June 30, 2012, respectively, and $11,321 and $16,561 during the three and six months ended June 30, 2011, respectively. In the aggregate, the Company received total cash proceeds of $41,302 through the ARS Option during the period from April 20, 2010 through March 31, 2012. As of March 31, 2012, the Company no longer had any remaining positions related to the ARS Option.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also holds an investment in a privately held company which is carried at cost, and not subject to fair value measurements. However, if events or circumstances indicate that its carrying amount may not be recoverable, it would be reviewed for impairment. The total amount of this investment is $6,471 and it is included in other assets on the accompanying consolidated balance sheets.

For disclosure purposes, the Company is required to measure the outstanding value of its debt on a recurring basis. The following table presents the carrying value and estimated fair value (based on Level 1 market price data) of the Company’s convertible notes that were carried at historical cost as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2.25% Notes	$400,000	$373,500	$400,000	$382,704
2.50% Notes	400,000	336,500	400,000	371,972

6.    Stock Repurchase Program, 2012 Tender Offer, and Other Repurchases

On December 4, 2008, the Company announced the authorization of a stock repurchase program (the “2008 Program”), at which time the Company was authorized to use up to $30,000, which was subsequently increased by $15,331 in July 2011, to purchase shares of WebMD Common Stock, from time to time, in the open market, through block trades or in private transactions, depending on market conditions and other factors. During August 2011, the Board of Directors terminated the 2008 Program and established a new stock repurchase program (the “2011 Program” and, collectively with the 2008 Program, the “Programs”) through which the Company was authorized to use up to $75,000 to purchase shares of WebMD Common Stock. During October 2011, the Company’s Board of Directors authorized a $75,000 increase to the 2011 Program. During the three and six months ended June 30, 2012, the Company repurchased 1,042,544 shares and 1,058,144 shares, respectively, at an aggregate cost of $22,786 and $23,201, respectively, under the Programs. During the three and six months ended June 30, 2011, the Company repurchased 9,000 shares at an aggregate cost of $417 under the Programs. As of June 30, 2012, $65,872 remained available for repurchases under the 2011 Program. Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying consolidated balance sheets.

On March 6, 2012, the Company commenced a tender offer to repurchase up to $150,000 of its Common Stock through a modified “Dutch auction” tender offer (the “2012 Tender Offer”). On April 3, 2012, the Company completed the 2012 Tender Offer through which it repurchased 5,769,230 shares of its Common Stock at a price of $26.00 per share for total consideration of $150,709, including costs directly attributable to the purchase.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Intangible Assets

Intangible assets consist of the following:

	June 30, 2012				December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (a)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (a)
Content	$15,954	$(15,954)	$—	—	$15,954	$(15,954)	$—	—
Customer relationships	34,057	(21,897)	12,160	6.0	34,057	(20,852)	13,205	6.5
Technology and patents	14,700	(14,700)	—	—	14,700	(14,700)	—	—
Trade names-definite lives	6,030	(3,968)	2,062	3.9	6,030	(3,700)	2,330	4.4
Trade names-indefinite lives	4,464	—	4,464	n/a	4,464	—	4,464	n/a

Total	$75,205	$(56,519)	$18,686		$75,205	$(55,206)	$19,999

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

Amortization expense was $657 and $1,313, during the three and six months ended June 30, 2012, respectively, and $657 and $1,313, during the three and six months ended June 30, 2011, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year Ending December 31:
2012 (July 1st to December 31st)	$1,313
2013	$2,627
2014	$2,627
2015	$2,617
2016	$2,257
Thereafter	$2,781

8.    Commitments and Contingencies

Legal Proceedings

In re WebMD Health Corp. Securities Litigation, Solomon v. Wygod, In re WebMD Health Corp. Shareholder Derivative Litigation

Six shareholder lawsuits, each of which is described below, have been filed in federal and state court in New York. The lawsuits relate to certain forward-looking information made publicly available by the Company.

On August 2, 2011 and August 26, 2011, federal securities class action complaints entitled Canson v. WebMD Health Corp., et al. and Malland v. WebMD Health Corp., et al., respectively, were filed in the United States District Court for the Southern District of New York on behalf of purchasers of the Company’s Common Stock between February 23, 2011 and July 15, 2011. On November 7, 2011, the two cases were consolidated under the caption In re WebMD Health Corp. Securities Litigation (the “Federal Securities Action”) and lead plaintiffs and lead counsel were appointed. On February 14, 2012, the lead plaintiffs filed their

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated amended complaint (the “Complaint”), which alleges claims on behalf of purchasers of the Company’s securities between February 23, 2011 and January 10, 2012. The Complaint alleges that the Company and certain of its officers made false and misleading statements in violation of the Securities Exchange Act of 1934 and seeks unspecified damages and costs. The defendants moved to dismiss the Complaint and the lead plaintiffs opposed that motion. The motion was fully submitted and filed on August 2, 2012.

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

On September 19, 2011, September 28, 2011 and October 25, 2011, shareholder derivative actions entitled Gordon v. Wygod, et al., Wargula v. Wygod, et al. and Garber v. Wygod, et al., respectively, were filed in the United States District Court for the Southern District of New York (the “Federal Derivative Action”). The complaints in the Federal Derivative Action purport to assert claims on behalf of the Company. Two of the complaints allege violations of the Securities Exchange Act of 1934, and all three complaints allege state law violations, including breach of fiduciary duties, corporate waste and unjust enrichment by certain of the Company’s officers and directors. The complaints seek unspecified damages, corporate governance changes, restitution, disgorgement and costs. The three actions have been consolidated under the caption In re WebMD Health Corp. Shareholder Derivative Litigation. Pursuant to a stipulated order, a consolidated complaint shall be filed not later than thirty (30) days after entry of an order on the motion to dismiss in the Federal Securities Action referred to above and the defendants need not respond to any prior filed complaints in the consolidated actions.

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

The 2005 Long-Term Incentive Plan (as amended, the “2005 Plan”) is the only existing plan under which future grants can be made. The maximum number of shares of the Company’s Common Stock that may be

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to awards under the 2005 Plan was 18,200,000 as of June 30, 2012, subject to adjustment in accordance with the terms of the 2005 Plan. The Company had an aggregate of 1,036,098 shares of Common Stock available for future grants under the 2005 Plan at June 30, 2012. An additional 1,875,000 shares were approved for future grants under the 2005 Plan at the Company’s Annual meeting of Stockholders, held on July 24, 2012.

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

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value(1)
Outstanding at January 1, 2012	11,054,381	$32.46
Granted	2,384,900	23.71
Exercised	(194,489)	22.85
Cancelled	(1,634,619)	42.56

Outstanding at June 30, 2012	11,610,173	$29.40	7.4	$2,222

Vested and exercisable at the end of the period	4,782,519	$29.27	5.3	$2,123

(1)	The aggregate intrinsic value is based on the market price of the Company’s Common Stock on June 29, 2012, the last trading day in June 2012, which was $20.51, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on June 29, 2012.

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

	Six Months Ended June 30,
	2012	2011
Expected dividend yield	0.0%	0.0%
Expected volatility	0.42-0.45	0.30-0.32
Risk-free interest rate	0.67%	1.75%
Expected term (years)	4.7	4.7
Weighted average fair value of options granted during the period	$8.80	$14.76

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2012	1,205,333	$36.18
Granted	267,800	22.31
Vested	(214,711)	36.21
Forfeited	(99,500)	35.84

Balance at June 30, 2012	1,158,922	$33.02

Proceeds received from the exercise of options to purchase shares of the Company’s Common Stock were $62 and $816 during the three and six months ended June 30, 2012, respectively, and $14,833 and $25,053 during the three and six months ended June 30, 2011, respectively. Additionally, in connection with the exercise of certain stock options and the vesting of restricted stock, the Company made payments of $1,047 and $1,958 during the three and six months ended June 30, 2012, respectively, and $3,460 and $6,632 during the three and six months ended June 30, 2011, respectively, related to employee statutory withholding taxes that were satisfied by withholding shares of Common Stock of equal value from the respective employees. The proceeds and payments described above are reflected within cash flows from financing activities within the accompanying consolidated statements of cash flows.

The intrinsic value related to stock options that were exercised, combined with the fair value of shares of restricted stock that vested, aggregated $1,448 and $6,212 for the three and six months ended June 30, 2012, respectively, and $15,935 and $46,238 for the three and six months ended June 30, 2011, respectively.

Other

Each year, the Company issues shares of its Common Stock to each WebMD non-employee director with a value equal to their annual board and committee retainers. The Company recorded $87 and $173 of stock-based compensation expense for the three and six months ended June 30, 2012, respectively, and $87 and $173 for the three and six months ended June 30, 2011, respectively, in connection with these issuances.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options	$5,855	$6,050	$19,598	$12,673
Restricted stock	3,439	3,211	6,510	6,315
Other	87	87	173	173

Total stock-based compensation expense	$9,381	$9,348	$26,281	$19,161

Included in:
Cost of operations	$1,873	$1,856	$4,630	$3,959
Sales and marketing	2,304	2,188	4,465	4,579
General and administrative	5,204	5,304	17,186	10,623

Total stock-based compensation expense	$9,381	$9,348	$26,281	$19,161

As of June 30, 2012, approximately $74,600 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 2.8 years, related to the Plans.

Tax benefits attributable to stock-based compensation represented 39% of stock-based compensation expense for all periods presented.

10.    Other expense

Other expense consists of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Severance and recruitment expenses(a)	$1,097	$—	$2,297	$—
Legal expense(b)	—	—	—	53

Other expense	$1,097	$—	$2,297	$53

(a)	Represents cash severance and related expenses due to the resignation of the Company’s former Chief Executive Officer and the related search and recruitment of its new Chief Executive Officer.

(b)	Represents the costs and expenses incurred by the Company related to the investigation by the United States Attorney for the District of South Carolina and the SEC and the related Coverage Litigation.

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

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of June 30, 2012.

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

Our public portals for consumers enable them to obtain health and wellness information (including information on specific diseases or conditions), check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest and participate in online communities with peers and experts. Our public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (which we refer to as CME) credit and communicate with peers. We also provide mobile health information applications for use by consumers and physicians. We generate revenue from our public portals primarily through the sale of advertising and sponsorship products, as well as CME services. Our public portals’ sponsors and advertisers include, but are not limited to, pharmaceutical, biotechnology and medical device companies, healthcare services companies, and consumer products companies whose products relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention. We also generate revenue from advertising sold in WebMD the Magazine, a consumer magazine distributed to physician office waiting rooms. In addition, we generate revenue from the sale of certain information products.

Our private portals enable employers and health plans to provide their employees and members with access to personalized health and benefit information and decision-support tools that help them to make more informed benefit, treatment and provider decisions and motivate them to make healthier lifestyle choices. We also provide health and condition management programs for use by our private portals clients’ employees and members to help them become and stay well. In addition, we offer clients telephonic, online and onsite health coaching services for their employees and members. We generate revenue from our private portals through the licensing of our technology and content to employers and health plans, either directly or through our distributors. We offer our health coaching services on a per participant basis.

Background Information on Certain Trends and Developments Affecting Our Business.    Key trends and developments affecting the use of healthcare information services of the types we provide or are developing and our ability to generate revenue from those services include the following:

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

—	Healthcare consumers increasingly seek to educate themselves online about their healthcare-related issues, motivated by the desire to become better informed patients and to become more engaged healthcare consumers because of the larger share of healthcare costs they are being asked to bear due to changes in the benefit designs being offered by health plans and employers. The Internet has fundamentally changed the way consumers obtain health and wellness information, enabling them to have immediate access to searchable information and dynamic interactive content to check symptoms, understand diseases, find providers and evaluate treatment options.

—	The Internet has also become a primary source of information for physicians seeking to improve clinical practice and to interact with their peers.

•

Online Marketing and Education Spending for Healthcare Products.    Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating consumers and physicians about them; however, only a small portion is currently spent on online services. We believe that these companies, which comprise the majority of the advertisers and sponsors of our public portals, are becoming increasingly aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians, and this increasing awareness should, over time, result in increasing demand for our services. In addition, in an effort to improve operating efficiencies, some pharmaceutical companies have been reducing their field sales forces in the past several years. We believe that, in their effort to achieve greater overall marketing efficiency, pharmaceutical companies should, over time, increase the use of online promotional marketing to physicians and other healthcare professionals, including through the use of our services. However, notwithstanding our general expectation for increased future demand, we cannot predict how long it will take for pharmaceutical, biotechnology and medical device companies to shift a more significant portion of their marketing expenditures to online services. In addition, as discussed under “— Recent Developments in the Business Outlook for Our Public Portals” below, many of these companies have been reducing their overall marketing and education spending and are expected to continue to do so. Furthermore, our advertising and sponsorship revenue may vary significantly from quarter to quarter due to a number of factors, including general economic and regulatory conditions and the following:

—	The majority of our advertising and sponsorship contracts are for terms of approximately four to twelve months. We have relatively few longer term advertising and sponsorship contracts.

—	The time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program, as well as the additional time period before our services are delivered, may be longer than expected, especially for medium-sized and larger contracts, and may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals, including internal approvals relating to compliance with the laws and regulations applicable to the marketing of healthcare products. In the past year, we experienced a lengthening of this internal review process by pharmaceutical and biotechnology companies, which resulted in delays in contracting as well as delays in recognizing expected revenue under executed contracts and which may continue to cause such delays.

Other factors that may affect the timing of contracting for specific programs with advertisers and sponsors, or receipt of revenue under such contracts, include: the timing of FDA approval for new products or for new approved uses for existing products; the timing of FDA approval of generic products that compete with existing brand name products and any increase in the number or significance of such approvals or of withdrawals of products from the market; consolidation of companies in the pharmaceutical and biotechnology industries; the timing of roll-outs of new or enhanced services on our public portals; seasonal factors relating to the prevalence of specific health conditions and other seasonal factors that may affect the timing of promotional campaigns for specific products; and the scheduling of conferences for physicians and other healthcare professionals.

•

Reaching Health-Conscious Consumers.    More than half of the traffic to our consumer portals is in areas of health and wellness that are not related solely to diseases and conditions. We expect that the demand for reaching health-conscious consumers will continue to grow. In addition to pharmaceutical, biotechnology and medical device companies, our public portals advertisers and sponsors include consumer products companies whose products relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention. We plan to continue to focus on generating sponsorship revenues from consumer products companies, retailers and other companies that are interested in communicating health-related or safety-related information about their products or services to our audience. However, our services for these clients are subject to competition from traditional media, Internet search engines, social media Internet sites, general purpose consumer sites, and numerous other alternatives. Competition for this business may also result in pressure to reduce prices, which could reduce our profit margins even if we are able to generate revenue. In addition, revenues from consumer products companies are more likely to reflect general economic conditions, and to be reduced to a greater extent during economic downturns or recessions, than revenues from pharmaceutical, biotechnology and medical device companies. Accordingly, revenues from this portion of our business may continue to decline and may be subject to significant quarter-to-quarter variations.

•

Recent Developments in the Business Outlook for Our Public Portals.    Notwithstanding our general expectation for increased future demand for our public portal services over the long term, we experienced reduced public portal advertising and sponsorship revenue in the first half of 2012, compared to the prior year period, as a result of what we believe has been a more cautious business outlook by many of our larger customers since late 2011. Certain of our pharmaceutical company customers experienced patent expirations for highly profitable drugs in 2011 and others expect to do so in 2012 and the next several years. In the pharmaceutical industry, patent expirations allow for competition from lower-priced generic versions of these drugs and generally result in the termination of marketing efforts for the drug. Additionally, we believe that these patent expirations have also led to, and may continue to lead to, significant overall reductions in marketing and educational expenditures by some of these pharmaceutical companies across their entire product portfolios, as well as delays in their budgeting and purchase decisions. As a result, we have experienced reduced revenues in late 2011 and the first half of 2012. We expect the trends that caused these reductions in our revenue to continue for the remainder of 2012 and into 2013, as we anticipate that many of our customers will continue to reevaluate expenditures in various areas, including marketing expenditures across their entire product portfolios and their educational expenditures as they deal with both the ongoing and anticipated impact of patent expirations across their businesses as well as greater than expected delays in new product launches as a result of unanticipated delays in FDA approvals. Even if there is an increase in the number of new pharmaceutical products coming to market later in 2012 and we were to make sales of advertising and sponsorship products relating to those products, marketing for these products would not be expected to begin until very late in 2012 or in 2013 and, as a result, they would not begin to contribute to revenue until sometime during 2013.

•

Strategic Review.    We have stated publicly that, in response to challenges facing our business (including those described under “— Recent Developments in the Business Outlook for Our Public Portals” above), we are conducting a strategic review of, among other things, our product and service offerings and how we market them to clients. Our goal is to strengthen the portfolio of our services for customers, while also diversifying our customer base to generate revenues in other parts of healthcare. We are also reevaluating our infrastructure to seek operational improvements and cost efficiencies, while improving our customer experience and investing in areas where we can expect long-term growth. The strategic review includes evaluating, considering and executing changes to our existing ways of doing business as well as new business initiatives, both of which can be difficult. Management may not properly assess the risks of strategic changes or new business initiatives, and subsequent events may alter the risks that were evaluated at the time decisions are made on these matters. Failure to effectively identify, assess and pursue strategic changes and new business initiatives may adversely affect our company and its prospects.

•

Mobile.    Consumers and healthcare professionals are increasingly using smartphones, tablets and other mobile devices to access the Internet, with physicians increasingly using mobile devices in diagnosis and treatment at the point of care. Accordingly, the portion of our page views from mobile devices has increased rapidly in the past several years and is expected to continue to increase. We are focused on delivering a multi-screen platform that extends the user experience beyond the desktop portal onto the mobile device. Mobile, while not yet a meaningful source of revenue for us, could be an important area of growth for the future and will be an important area of focus in the strategic review described in the preceding paragraph. Although we believe that the substantial majority of our mobile users also access and engage with The WebMD Health Network on personal computers where we generate advertising and sponsorship revenue, our users could increasingly access our services through mobile devices. If users access our services through mobile devices as a substitute for access through personal computers, and if we are unable to successfully implement monetization strategies for our mobile services, our financial results could be negatively affected.

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

•

International.    We are pursuing opportunities to expand the reach of our brands outside the United States. In certain markets outside the United States, we expect that we would accomplish this through partnerships or joint ventures with other companies having expertise in the specific country or region. In October 2009, we launched our first major consumer portal outside the United States in partnership with Boots, the United Kingdom’s leading pharmacy-led health and beauty retailer. In addition, in certain markets outside of the United States, we are providing some of our online services in the local language directly to healthcare professionals and, to a lesser extent, consumers. The provision of online services in foreign languages presents additional challenges. Our company has only recently begun this activity and, therefore, has limited experience in this area.

•

Healthcare Reform Legislation.    The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (which we refer to as the Reform Legislation), was signed into law in March 2010. The Reform Legislation makes extensive changes to the system of healthcare insurance and benefits in the United States. In general, the Reform Legislation seeks to reduce healthcare costs and decrease the number of uninsured legal United States residents by, among other things, requiring individuals to carry, and certain employers to offer, health insurance or be subject to penalties. The Reform Legislation also imposes new regulations on health insurers, including guaranteed coverage requirements, prohibitions on certain annual and all lifetime limits on amounts paid on behalf of or to plan members, increased restrictions on rescinding coverage, establishment of minimum medical loss ratio requirements, a requirement to cover certain preventive services on a first dollar basis, the establishment of state insurance exchanges and essential benefit packages, and greater limitations on how health insurers price certain of their products. The Reform Legislation also contains provisions that will affect the revenues and profits of pharmaceutical and medical device companies, including new taxes on certain sales of their products. Many of the provisions of the Reform Legislation that expand insurance coverage will not become effective until 2014, and many provisions require regulations and interpretive guidance to be issued before they will be fully implemented. Some provisions do not apply to health plans that were in place when the Reform Legislation was enacted and have not been substantially changed since. In addition, it is difficult to foresee how individuals and businesses will respond to the choices available to them under the Reform Legislation. Furthermore, the Reform Legislation will result in future state legislative and regulatory changes, which we are unable to predict at this time, in order for states to comply with certain provisions of the Reform Legislation and to participate in grants and other incentive opportunities. In addition, Congress is considering various proposals to repeal some or all of the Reform Legislation.

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

Background Information on Certain Significant Transactions

2012 Tender Offer.    On April 3, 2012, we completed a tender offer for our Common Stock and repurchased 5,769,230 shares at a price of $26.00 per share (we refer to this as the 2012 Tender Offer). The total cost of the 2012 Tender Offer was $150,709, which includes $709 of costs directly attributable to the purchase. The 2012 Tender Offer represented an opportunity for WebMD to return capital to stockholders who elected to tender their shares of WebMD Common Stock, while stockholders who chose not to participate in the tender offer automatically increased their relative percentage interest in our company at no additional cost to them.

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

Auction Rate Securities.    Effective April 20, 2010, we entered into an agreement pursuant to which we sold our holdings of auction rate securities (which we refer to as ARS), for an aggregate of $286,399. Under the terms of the agreement, we retained an option (which we refer to as the ARS Option), for a period of two years from the date of the agreement: (a) to repurchase from the purchaser the same principal amount of any or all of the various series of ARS sold at the agreed upon purchase prices received on April 20, 2010; and (b) to receive from the purchaser additional proceeds upon certain redemptions of the various series of ARS sold. Through the ARS Option, we received cash proceeds of $0 and $9,269 during the three and six months ended June 30, 2012, respectively, and $11,321 and $16,561 during the three and six months ended June 30, 2011, respectively. We recorded pretax gains of $0 and $8,074 during the three and six months ended June 30, 2012, respectively, and $1,769 and $15,829 during the three and six months ended June 30, 2011, respectively, related to the ARS Option. As of March 31, 2012, we no longer had any remaining positions related to the ARS Option and will receive no further cash proceeds.

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

We evaluate our estimates on an ongoing basis, including those related to revenue recognition, the allowance for doubtful accounts, the carrying value of long-lived assets (including goodwill and indefinite-lived intangible assets), the amortization period of long-lived assets (excluding goodwill and indefinite-lived intangible assets), the carrying value, capitalization and amortization of software and Website development costs, the carrying value of investments, the provision for income taxes and related deferred tax accounts, certain accrued expenses, contingencies, litigation and related legal accruals and the value attributed to employee stock options and other stock-based awards.

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

•

Long-Lived Assets.    Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on fair value using exit price and market participant view, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill and indefinite-lived intangible assets, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill and indefinite-lived intangible assets, whenever indicators of impairment are present. We evaluate the carrying value of goodwill and indefinite-lived intangible assets annually, or whenever indicators of impairment are present. We use a discounted cash flow approach to determine the fair value of goodwill and indefinite-lived intangible assets. Long-lived assets held for sale are reported at the lower of cost or fair value less cost to sell. There was no impairment of goodwill or indefinite-lived intangible assets noted as a result of our impairment testing in 2011.

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

Effective April 20, 2010, we entered into an agreement pursuant to which we sold all of our holdings of ARS for an aggregate of $286,399. Under the terms of the agreement, we retained an option (the “ARS Option”), for a period of two years from the date of the agreement: (a) to repurchase from the purchaser the same principal amount of any or all of the various series of ARS sold, at the agreed upon purchase prices received on April 20, 2010; and (b) to receive additional proceeds from the purchaser upon certain redemptions of the various series of ARS sold. Since April 20, 2010, the ARS Option has been classified as a Level 3 asset as its valuation required substantial judgment. The historical redemption activity of the specific ARS underlying the ARS Option was the most significant assumption used to determine the estimated value of the ARS Option. We were required to reassess the value of the ARS Option at each reporting period and changes in value were recorded within the statement of operations. We recognized gains of $0 and $8,074 during the three and six months ended June 30, 2012, respectively, and $1,769 and $15,829 during the three and six months ended June 30, 2011, respectively, and received cash proceeds of $0 and $9,269 during the three and six months ended June 30, 2012, respectively, and $11,321 and $16,561 during the three and six months ended June 30, 2011, respectively. In the aggregate, the Company received total cash proceeds of $41,302 through the ARS Option during the period from April 20, 2010 through March 31, 2012. As of March 31, 2012, we no longer had any remaining positions related to the ARS Option. See Note 5 in the Notes to the Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our ARS Option.

•

Stock-Based Compensation.    Stock-based compensation expense for all share-based payment awards granted is determined based on the grant-date fair value. The grant date fair value for stock options is estimated using the Black-Scholes Option Pricing Model. We recognize these compensation costs net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment awards. As of June 30, 2012, there was approximately $74.6 million of unrecognized stock-based compensation expense (net of estimated forfeitures) related to unvested stock options and restricted stock awards held by employees, which is expected to be recognized over a weighted-average period of approximately 2.8 years, related to our stock-based compensation plans.

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

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	$	%(a)	$	%(a)	$	%(a)	$	%(a)
Revenue	$112,668	100.0	$141,369	100.0	$219,615	100.0	$272,978	100.0
Cost of operations	54,243	48.1	51,152	36.2	107,714	49.0	99,601	36.5
Sales and marketing	31,822	28.2	32,270	22.8	61,925	28.2	64,564	23.7
General and administrative	21,746	19.3	22,006	15.6	50,768	23.1	44,827	16.4
Depreciation and amortization	6,713	6.0	6,724	4.8	13,643	6.2	13,148	4.8
Interest income	34	—	51	—	45	—	67	—
Interest expense	5,832	5.2	5,833	4.1	11,668	5.3	8,974	3.3
Gain on investments	—	—	1,769	1.3	8,074	3.7	15,829	5.8
Other expense	1,097	1.0	—	—	2,297	1.0	53	—

(Loss) income from continuing operations before income tax (benefit) provision	(8,751)	(7.8)	25,204	17.8	(20,281)	(9.2)	57,707	21.1
Income tax (benefit) provision	(2,649)	(2.4)	11,003	7.8	(6,402)	(2.9)	23,961	8.8

(Loss) income from continuing operations	(6,102)	(5.4)	14,201	10.0	(13,879)	(6.3)	33,746	12.4
Income from discontinued operations	508	0.5	7,394	5.2	508	0.2	7,394	2.7

Net (loss) income	$(5,594)	(5.0)	$21,595	15.3	$(13,371)	(6.1)	$41,140	15.1

(a)	Amounts may not add due to rounding.

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

The following table is a summary of our non-cash expenses included in the respective statements of operations captions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock-based compensation expense included in:
Cost of operations	$1,873	$1,856	$4,630	$3,959
Sales and marketing	2,304	2,188	4,465	4,579
General and administrative	5,204	5,304	17,186	10,623

Total stock-based compensation expense	$9,381	$9,348	$26,281	$19,161

Three and six months ended June 30, 2012 and 2011

The following discussion is a comparison of our results of operations on a consolidated basis for the three and six months ended June 30, 2012 and 2011.

Revenue

Our total revenue decreased by 20.3% and 19.5% to $112,668 and $219,615 in the three and six months ended June 30, 2012, respectively, from $141,369 and $272,978 in the prior year periods. This decrease is primarily due to lower revenue from our public portals. A more detailed discussion regarding changes in revenue is included below under “— Supplemental Financial and Operating Information.”

Costs and Expenses

Cost of Operations.    Cost of operations increased to $54,243 and $107,714 for the three and six months ended June 30, 2012, respectively, from $51,152 and $99,601 in the prior year periods. As a percentage of revenue, cost of operations was 48.1% and 49.0% for the three and six months ended June 30, 2012, compared to 36.2% and 36.5% for the prior year periods. Included in cost of operations was non-cash expense related to stock-based compensation of $1,873 and $4,630 during the three and six months ended June 30, 2012, respectively, compared to $1,856 and $3,959 in the prior year periods. Cost of operations excluding such non-cash expense was $52,370 and $103,084 for the three and six months ended June 30, 2012, respectively, or 46.5% and 46.9% of revenue, compared with $49,296 and $95,642, or 34.9% and 35.0% of revenue for the prior year periods. The increase in absolute dollars was primarily attributable to an increase of approximately $4,800 and $10,700 of expenses for the three and six month periods, respectively, associated with the operations and maintenance of our network, including efforts to drive and support the increased traffic to our Websites, expenses related to the development of new content and the development of tools and features designed to increase the engagement of visitors to our Websites, and costs associated with the creation and delivery of our advertising and sponsorship programs. The increase in these expenses was partially offset by a decrease of $1,700 and $3,300 for the three and six month periods of distribution expense related to the phase out of our affiliate partner sites and other distribution partners. The increase as a percentage of revenue, excluding the non-cash expenses discussed above, for the three and six months ended June 30, 2012 compared to the prior year periods, was due to the decrease in our revenue of 20.3% and 19.5%, respectively, combined with the increase in our cost of operations as certain of these expenses are fixed in nature and do not vary directly with revenue.

Sales and Marketing.    Sales and marketing expense decreased to $31,822 and $61,925 for the three and six months ended June 30, 2012, respectively, from $32,270 and $64,564 in the prior year periods. As a percentage of revenue, sales and marketing expense was 28.2% in both the three and six months ended June 30, 2012, compared to 22.8% and 23.7% in the prior year periods. Included in sales and marketing expense was non-cash expense related to stock-based compensation of $2,304 and $4,465 during the three and six months ended June 30, 2012, respectively, compared to $2,188 and $4,579 in the prior year periods. Sales and marketing expense, excluding such non-cash expenses, was $29,518 and $57,460 during the three and six months ended June 30, 2012, respectively, or 26.2% and 26.2% of revenue, respectively, compared to $30,082 and $59,985, or 21.3% or 22.0% of revenue for the prior year periods. The decrease in absolute dollars was primarily attributable to a decrease in certain compensation related costs attributable to the lower revenue in the first half of 2012 compared to the prior year period. The increase as a percentage of revenue, excluding the non-cash expenses discussed above, for 2012 compared to 2011 was primarily due to the decrease in our revenue of 19.5% without a commensurate decrease in our sales and marketing expenses as certain of these expenses are fixed in nature.

General and Administrative.    General and administrative expense was $21,746 and $50,768 for the three and six months ended June 30, 2012, respectively, compared to $22,006 and $44,827 in the prior year periods. As a percentage of revenue, general and administrative expense was 19.3% and 23.1% in the three and six months ended June 30, 2012, compared to 15.6% and 16.4% in the prior year periods. Included in general and administrative expense was non-cash stock-based compensation expense of $5,204 and $17,186, during the three and six months ended June 30, 2012, respectively, compared to $5,304 and $10,623 in the prior year periods. The increase in non-cash stock-based compensation expense during the six months ended June 30, 2012 compared to the prior year period was primarily due to the voluntary surrender of stock options by certain of our officers and directors and the related acceleration of the unrecognized stock-based compensation expense associated with those options during the March 2012 quarter. General and administrative expense, excluding such non-cash expense, was $16,542 and $33,582 in the three and six months ended June 30, 2012, respectively, or 14.7% and 15.3% of revenue, compared to $16,702 and $34,204, or 11.8% and 12.5% of revenue for the prior year periods. While our general and administrative expenses, excluding non-cash stock-based compensation expense, were slightly lower during the three and six months ended June 30, 2012 compared to the prior year periods, these expenses during the current year represented a higher percentage of revenue due to the 20.3% and 19.5% decreases in revenue, respectively.

Depreciation and Amortization.    Depreciation and amortization expense was $6,713 and $13,643 for the three and six months ended June 30, 2012, respectively, which was relatively consistent when compared to $6,724 and $13,148 in the prior year periods.

Interest Income.    Interest income was $34 and $45 for the three and six months ended June 30, 2012, respectively, compared to $51 and $67 in the same periods last year.

Interest Expense.    Interest expense was $5,832 and $11,668 for the three and six months ended June 30, 2012, respectively, compared to $5,833 and $8,974 in the prior year periods. These amounts included non-cash interest expense of $1,081 and $2,163 during the three and six months ended June 30, 2012, respectively, compared to $1,083 and $1,599 in the prior year periods. The increase in interest expense during the six months ended June 30, 2012 compared to the prior year period is a result of the 2.50% Notes and 2.25% Notes being outstanding for the full six-month period of 2012, while only being outstanding for a portion of the six-month period of 2011.

Gain on Investments.    During the three and six months ended June 30, 2012, we recorded gains of $0 and $8,074, respectively, related to changes in the value of our ARS Option, compared to gains of $1,769 and

$15,829 in the prior year periods. As of March 31, 2012, we no longer hold any remaining positions related to the ARS Option. See “— Introduction — Background Information on Certain Significant Transactions — Auction Rate Securities” for additional information.

Other Expense.    Other expense was $1,097 and $2,297 for the three and six months ended June 30, 2012, respectively, compared to $0 and $53 in the prior year periods. For the six months ended June 30, 2012, other expense included cash severance and related expenses due to the resignation of our former Chief Executive Officer as well as expenses incurred in connection with the search and recruitment of our new Chief Executive Officer. For the six months ended June 30, 2011, other expense consisted of $53 of external legal costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC and the related insurance coverage litigation.

Income Tax (Benefit) Provision.    The income tax benefit was $2,649 and $6,402 for the three and six months ended June 30, 2012, respectively, compared to an income tax provision of $11,003 and $23,961 in the prior year periods.

Income from Discontinued Operations, Net of Tax.    Income from discontinued operations, net of tax, during the three and six months ended June 30, 2012, included a net state tax refund of $508 that we received in connection with the finalization of a state tax appeal related to the EPS Sale. Income from discontinued operations, net of tax, was $7,394 during the three and six months ended June 30, 2011 and represents the reversal of the remaining accruals related to the investigation by the United States Attorney for the District of South Carolina and the related Coverage Litigation.

Supplemental Financial and Operating Information

The following table and the discussion that follows presents information for groups of revenue based on similar services we provide, as well as information related to a non-GAAP performance measure that we use to monitor the performance of our business which we refer to as “Earnings before interest, taxes, non-cash and other items” or “Adjusted EBITDA.” Due to the fact that Adjusted EBITDA is a non-GAAP measure, we have also included a reconciliation from Adjusted EBITDA to (loss) income from continuing operations and to net (loss) income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue
Public portal advertising and sponsorship	$93,744	$121,108	$181,520	$231,471
Private portal services	18,924	20,261	38,095	41,507

	$112,668	$141,369	$219,615	$272,978

Earnings before interest, taxes, non-cash and other items (Adjusted EBITDA)	$14,238	$45,289	$25,489	$83,147
Interest, taxes, non-cash and other items
Interest income	34	51	45	67
Interest expense	(5,832)	(5,833)	(11,668)	(8,974)
Income tax benefit (provision)	2,649	(11,003)	6,402	(23,961)
Depreciation and amortization	(6,713)	(6,724)	(13,643)	(13,148)
Non-cash stock-based compensation	(9,381)	(9,348)	(26,281)	(19,161)
Gain on investments	—	1,769	8,074	15,829
Other expense	(1,097)	—	(2,297)	(53)

(Loss) income from continuing operations	(6,102)	14,201	(13,879)	33,746
Income from discontinued operations, net of tax	508	7,394	508	7,394

Net (loss) income	$(5,594)	$21,595	$(13,371)	$41,140

The following discussion is a comparison of the results of operations for our two groups of revenue and our Adjusted EBITDA for the three and six months ended June 30, 2012 and 2011.

Public Portal Advertising and Sponsorship.    Public portal advertising and sponsorship revenue was $93,744 and $181,520 in the three and six months ended June 30, 2012, respectively, a decrease of $27,364 and $49,951, or 22.6% and 21.6% from the prior year periods. We believe that this decrease related primarily to a more cautious business outlook by many of our larger customers, and related reductions in their marketing expenditures. For a more detailed discussion, see “— Background Information on Certain Trends and Developments Affecting Our Business — Recent Developments in the Business Outlook for Our Public Portals.” In general, pricing remained relatively stable for our advertising and sponsorship programs and was not a significant source of the revenue decrease.

Private Portal Services.    Private portal services revenue was $18,924 and $38,095 in the three and six months ended June 30, 2012, respectively, a decrease of $1,337 and $3,412, or 6.6% and 8.2% from the prior year periods. The decline in revenue during the 2012 periods compared to the prior year periods was primarily due to the full period impact of customers lost during 2011 and 2012 and a reduction in the level of services purchased by some of our customers during these periods. In general, pricing remained relatively stable for our private portal services and was not a significant source of the revenue decrease. The number of customers using our private portal platform at June 30, 2012 was 118 compared to 120 customers using our private portal platform at June 30, 2011.

Adjusted EBITDA.    Adjusted EBITDA decreased to $14,238 and $25,489 during the three and six months ended June 30, 2012, respectively, compared to $45,289 and $83,147 in the prior year periods. As a percentage of revenue, Adjusted EBITDA was 12.6% and 11.6% for the three and six months ended June 30, 2012, respectively, compared to 32.0% and 30.5% in the prior year periods. This decrease as a percentage of revenue was primarily due to the lower revenue in 2012. Many of our expenses are fixed in nature and do not vary directly with revenue, and accordingly, our Adjusted EBITDA as a percentage of revenue will fluctuate primarily as a result of changes in our revenue.

Explanatory Note Regarding Adjusted EBITDA.    Adjusted EBITDA is a non-GAAP financial measure and should be viewed as supplemental to, and not as an alternative for, “(loss) income from continuing operations” calculated in accordance with GAAP or “net (loss) income” calculated in accordance with GAAP. Our management uses Adjusted EBITDA as an additional measure of performance for purposes of business decision-making, including developing budgets, managing expenditures, and evaluating potential acquisitions or divestitures. Period-to-period comparisons of Adjusted EBITDA help our management identify additional trends in financial results that may not be shown solely by period-to-period comparisons of (loss) income from continuing operations or net (loss) income. We believe that the presentation of Adjusted EBITDA is useful to investors in their analysis of our results for reasons similar to the reasons why our management finds it useful and because it helps facilitate investor understanding of decisions made by our management in light of the performance metrics used in making those decisions. In addition, we believe that providing Adjusted EBITDA, together with a reconciliation of Adjusted EBITDA to (loss) income from continuing operations or net (loss) income, helps investors make comparisons between us and other companies that may have different capital structures, different effective income tax rates and tax attributes, different capitalized asset values and/or different forms of employee compensation. Please see the “Explanation of Non-GAAP Financial Information” filed as Exhibit 99.1 to this Quarterly Report for additional background information regarding our use of Adjusted EBITDA. Exhibit 99.1 is incorporated in this MD&A by reference.

Liquidity and Capital Resources

As of June 30, 2012, we had $964,226 of cash and cash equivalents, and working capital of $959,752. Our cash and cash equivalents and working capital are affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, the timing of interest payments related to our convertible debt, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities for the six months ended June 30, 2012 was $25,398, which related to net loss of $13,371, adjusted for the income from discontinued operations of $508, the gain on investments of $8,074, the non-cash income tax benefit of $6,870 related to deferred income taxes, and other non-cash expenses of $42,087, which include depreciation and amortization expense, non-cash interest expense and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities resulted in an increase in cash of $12,134, due to cash provided by a decrease in accounts receivable of $24,501 and an increase in deferred revenue of $1,230 offset by cash used as a result of a decrease in accrued liabilities of $9,128 and an increase in prepaid expenses and other assets of $4,469.

Cash provided by operating activities from our continuing operations for the six months ended June 30, 2011 was $77,100, which related to net income of $41,140, adjusted for income from discontinued operations of $7,394, the gain on investments of $15,829, the non-cash income tax provision of $4,423 related to deferred income taxes, and other non-cash expenses of $33,908, which include depreciation and amortization expense, non-cash interest expense and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities provided cash flow of $20,852, due to cash provided by a decrease in accounts receivable of $19,234 and an increase in accrued liabilities of $4,765, offset by an increase in prepaid expenses and other assets of $2,103 and a decrease in deferred revenue of $1,044.

Cash used in investing activities was $7,337 in the six months ended June 30, 2012, compared to cash provided by investing activities of $7,004 in the six months ended June 30, 2011. We received $9,269 related to our ARS Option in the six months ended June 30, 2012 compared to $16,561 in the prior year period. We used $16,606 in connection with purchases of property and equipment in the six months ended June 30, 2012 compared to $9,557 of purchases of property and equipment in the prior year period. The increase in purchases of property and equipment in the current year period primarily related to the planned end-of-life replacement of servers and disk storage for our public portal data centers as well as planned leasehold improvements for one of our private portal locations.

Cash used in financing activities was $175,052 in the six months ended June 30, 2012, compared to cash provided by financing activities of $660,592 in the prior year period. Cash used in financing activities in the six months ended June 30, 2012 principally related to the use of $150,709 in the tender offer we completed in April 2012 for the repurchase of approximately 5.8 million shares of our Common Stock. We also used $23,201 to repurchase shares of our Common Stock through our repurchase program. Cash provided by financing activities in the six months ended June 30, 2011 principally related to the issuance of $400,000 aggregate principal amount of 2.50% Notes and $400,000 aggregate principal amount of 2.25% Notes. After deducting the related issuance costs, the issuance of our 2.50% Notes and 2.25% Notes resulted in an aggregate cash inflow of $774,745. Offsetting this cash inflow in the 2011 period was the use of $150,417 used for the repurchase of our Common Stock. During the six months ended June 30, 2012 and 2011 we received cash proceeds of $816 and $25,053, respectively, related to the exercise of stock options, and used cash of $1,958 and $6,632, respectively, for withholding taxes due on stock-based awards. Also included in cash from financing activities during the six months ended June 30, 2011 was an excess tax benefit on stock-based awards of $17,843.

Included in our consolidated statements of cash flows for the six months ended June 30, 2011 are cash flows related to our discontinued operations which include $136 in payments made in 2011 in connection with the defense costs of the former officers and directors of our former EPS subsidiary in connection with the investigation by the United States Attorney for the District of South Carolina and the SEC.

Potential future uses of cash include repurchases of our Common Stock and our anticipated capital expenditure requirements for 2012, which we currently estimate to be approximately $30,000 and which relate to expansion of our facilities and improvements that will be deployed across our public and private portal Websites in order to enable us to service future growth in unique users and page views, as well as to create new sponsorship areas for our customers, and to improve the systems used to provide our private portal applications.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued an update to the existing guidance for goodwill and other intangible assets. The update simplifies how a company tests goodwill for impairment by providing both public and nonpublic entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity would no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which for our company was the first quarter of 2012. The adoption of this amendment did not have an impact on our financial condition, results of operations or cash flows.

In June 2011, the FASB issued an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity. For public entities, the amendment is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for our company was the first quarter of 2012. As we did not have any components of other comprehensive income during the periods presented in these accompanying consolidated financial statements, the adoption of this amendment did not have any impact on our consolidated financial statements or related disclosures.

In May 2011, the FASB issued amendments to the existing guidance on fair value measurement. The amendments are intended to create consistency between U.S. generally accepted accounting standards and International Financial Reporting Standards on measuring fair value and disclosing information about fair value measurements. The amendments clarify the application of existing fair value measurement requirements including (i) the application of the highest and best use valuation premise concepts, (ii) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and (iii) quantitative information required for fair value measurements categorized within Level 3. In addition, the amendments require additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011, which for our company was the first quarter of 2012. These changes are required to be applied prospectively. The adoption of this amendment did not have any impact on our financial statements.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal and maintain adequate liquidity.

The value of our cash and money market investments, which were approximately $964 million at June 30, 2012, are not subject to changes in interest rates.

The 2.50% Notes and the 2.25% Notes have fixed interest rates; therefore, changes in interest rates will not impact our results of operations or financial position.

ITEM 4.    Controls and Procedures

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of June 30, 2012.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in WebMD’s internal control over financial reporting occurred during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

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

Failure to effectively identify, assess and pursue strategic changes and new business initiatives could adversely affect our company and its prospects

We have stated publicly that, in response to challenges facing our business, we are conducting a strategic review of, among other things, our product and service offerings and how we market them to clients. This includes evaluating, considering and executing changes to our existing ways of doing business as well as new business initiatives, both of which can be difficult. Any such changes and initiatives may be less effective than expected at the time of implementation. In addition, management may not properly assess the risks of any such changes or new business initiatives, and subsequent events may alter the risks that were evaluated at the time decisions are made on these matters. In addition, some of the opportunities we may consider could have risks that are different than those associated with our existing products and services and could strain our financial, operational and management resources. Furthermore, there can be no assurance that the financial opportunities from any investments that we may make in pursuing strategic change or new business opportunities will justify the amounts spent. Failure to effectively identify, assess and pursue strategic changes and new business initiatives may adversely affect our company and its prospects.

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

The time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program, as well as the additional time period before our services are delivered, may be longer than expected, especially for medium-sized and larger contracts, and may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals, including internal approvals relating to compliance with the laws and regulations applicable to the marketing of healthcare products. During 2011, we experienced a lengthening of this internal review process by pharmaceutical and biotechnology companies, which has resulted in delays in contracting as well as delays in recognizing expected revenue under executed contracts and which may continue to cause such delays. Other factors that could affect the timing of contracting for specific programs with advertisers and sponsors, or receipt of revenue under such contracts, include:

•	the timing of FDA approval for new products or for new approved uses for existing products;

•	the timing of FDA approval of generic products that compete with existing brand name products and any increase in the number or significance of such approvals;

•	the timing of withdrawals of products from the market;

•	consolidation of companies in the pharmaceutical and biotechnology industries;

•	the timing of rollouts of new or enhanced services on our public portals;

•	seasonal factors relating to the prevalence of specific health conditions and other seasonal factors that may affect the timing of promotional campaigns for specific products; and

•	the scheduling of conferences for physicians and other healthcare professionals.

Certain of our pharmaceutical company customers experienced patent expirations for highly profitable drugs in 2011 and others expect to do so in 2012 and the next several years. We believe that these patent expirations have also led to, and may continue to lead to, significant overall reductions in marketing and educational expenditures by some of these pharmaceutical companies across their entire product portfolios, as well as delays in their budgeting and purchase decisions. As a result, we have experienced reduced revenues in late 2011 and the first half of 2012. We expect the trends that caused these reductions in our revenue to continue for the remainder of 2012 and into 2013, as we anticipate that many of our customers will continue to reevaluate expenditures in various areas, including marketing expenditures across their entire product portfolios and their educational expenditures, as they deal with both the ongoing and anticipated impact of patent expirations across their businesses as well as greater than expected delays in new product launches as a result of unanticipated delays in FDA approvals.

We may be unsuccessful in our efforts to generate advertising and sponsorship revenue from consumer products companies

Much of our advertising and sponsorship revenue has, in the past, come from pharmaceutical, biotechnology and medical device companies. We also seek to generate advertising and sponsorship revenue from consumer products companies that are interested in communicating health-related or safety-related information about their products to our audience. However, while many consumer products companies are increasing the portion of their promotional spending used on the Internet, we cannot assure you that these advertisers and sponsors will find our consumer Websites to be as effective for promoting their products and services as competing channels, which include traditional media, Internet search engines, social media Internet sites, general purpose consumer sites, and numerous other alternatives. Competition for this business may also result in pressure to reduce prices, which could reduce our profit margins even if we are able to generate revenue. In addition, revenues from consumer products companies are more likely to reflect general economic conditions, and to be reduced to a greater extent during economic downturns or recessions, than revenues from pharmaceutical, biotechnology and medical device companies. Accordingly, revenues from this portion of our business may be subject to significant quarter-to-quarter variations and we may be unsuccessful in our efforts to develop this portion of our business or maintain its profitability.

Increasingly, individuals are using mobile devices to access online content and services and, if we fail to capture a significant share of this portion of the market for online health information services or fail to generate revenue from it, our business could be adversely affected

The number of people who access online content and services through smartphones, tablets and other mobile devices has increased dramatically in the past few years, including the number of physicians and other healthcare professionals who do so. Accordingly, the portion of our page views from mobile devices has increased rapidly and is expected to continue to increase. New devices and new platforms continue to be developed and released. It is difficult to predict the problems we may encounter in developing and maintaining versions of our services for use on these devices and we may need to devote significant resources to their creation, maintenance and support. If we fail to capture a significant share of this increasingly important portion of the market for online health information services (including the market for information services for physicians and other healthcare professionals), it could adversely affect our business.

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

Expansion to markets outside the United States will subject us to additional risks

One element of our growth strategy is to seek to expand our online services to markets outside the United States. In certain markets outside the United States, we expect that we would accomplish this through partnerships or joint ventures with other companies having expertise in the specific country or region. In addition, in certain markets outside of the United States, we are providing some of our online services in the local language directly to healthcare professionals and, to a lesser extent, consumers. The provision of online services in foreign languages presents additional challenges. Our company has only recently begun this activity and, therefore, has limited experience in this area. Our participation in international markets is subject to certain other risks beyond those applicable to our operations in the United States, such as:

•	challenges caused by cultural differences;

•	difficulties in staffing and managing operations from a distance;

•	uncertainty regarding liability for services and content;

•	burdens of complying with a wide variety of legal, regulatory and market requirements;

•	variability of economic and political conditions, including the extent of the impact of adverse economic conditions in markets outside the United States;

•	tariffs or other trade barriers;

•	fluctuations in currency exchange rates;

•	potentially adverse tax consequences, including restrictions on repatriation of earnings; and

•	difficulties in protecting intellectual property.

Risks Related to the Internet and Our Technological Infrastructure

Any service interruption or failure in the systems that we use to provide online services could harm our business

Our online services are designed to operate 24 hours a day, seven days a week, without interruption. However, we have experienced and expect that we will in the future experience interruptions and delays in services and availability from time to time. We rely on internal systems as well as third-party vendors, including data center providers, bandwidth providers and mobile carriers, to provide our online services. We may not maintain redundant systems or facilities for some of these services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could negatively impact our relationship with users. In addition, system failures may result in loss of data, including user registration data, business intelligence data, content, and other data critical to the operation of our online services, which could cause significant harm to our business and our reputation.

To operate without interruption or loss of data, both we and our service providers must guard against:

•	damage from fire, power loss and other natural disasters;

•	communications failures;

•	software and hardware errors, failures and crashes;

•	security breaches, computer viruses, distributed denial-of-service (DDOS) attacks and similar disruptive problems; and

•	other potential service interruptions.

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

Many of the provisions of the Reform Legislation that expand insurance coverage will not become effective until 2014, and many provisions require regulations and interpretive guidance to be issued before they will be fully implemented. Some provisions do not apply to health plans that were in place when the Reform Legislation was enacted and have not been substantially changed since. In addition, it is difficult to foresee how individuals and businesses will respond to the choices available to them under the Reform Legislation. Furthermore, the Reform Legislation will result in future state legislative and regulatory changes, which we are unable to predict at this time, in order for states to comply with certain provisions of the Reform Legislation and to participate in grants and other incentive opportunities. In addition, Congress is considering various proposals to repeal some or all of the Reform Legislation. Accordingly, while we do not currently anticipate any significant adverse effects on WebMD as a direct result of application of the Reform Legislation to our business or on our company in its capacity as an employer, we are unable to predict what the indirect impacts of the Reform Legislation will be on WebMD’s business through its effects on other healthcare industry participants, including pharmaceutical and medical device companies that are advertisers and sponsors of our public portals and employers and health plans that are clients of our private portals. Healthcare industry participants may respond to the Reform Legislation or to uncertainties created by the Reform Legislation by reducing their expenditures or postponing expenditure decisions, including expenditures for our services, which could have a material adverse effect on our business.

Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies

The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Existing and new laws and regulations affecting the healthcare industry could create unexpected liabilities for us, could cause us to incur additional costs and could restrict our operations. Many healthcare laws are complex, and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services that we provide. However, these laws and regulations may nonetheless be applied to our products and services. Our failure to accurately anticipate the application of these laws and regulations, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our business. Even in areas where we are not subject to healthcare regulation directly, we may become involved in governmental actions or investigations through our relationships with customers that are regulated, and participation in such actions or investigations, even if we are not a party and not the subject of an investigation, may cause us to incur significant expenses. Some of the risks we face from healthcare regulation are as follows:

•

Regulation of Drug and Medical Device Advertising and Promotion.    The WebMD Health Network provides services involving advertising and promotion of prescription and over-the-counter drugs and medical devices and claims of nutritional supplements. If the Food and Drug Administration (FDA) or the Federal Trade Commission (FTC) finds that any of our products and services or any information on The WebMD Health Network, in our mobile applications, or in WebMD the Magazine violates applicable regulations, they may take regulatory or judicial action against us and/or the advertiser or sponsor of that information. State attorneys general may take similar action based on their state’s consumer protection statutes. Any increase or change in regulation of drug or medical device advertising and promotion could make it more difficult for us to contract for sponsorships and advertising. The Food and Drug Administration Safety and Innovation Act (FDASIA) directs FDA to issue guidance, no later than July 9, 2014, regarding the use of the Internet to promote FDA-regulated medical products. We cannot predict what the FDA’s policy towards Internet promotion will be, or what actions the FDA or industry participants may take in the future. Recent private industry initiatives have resulted in voluntary restrictions, which advertisers and sponsors have agreed to follow. Advertising restrictions apply not only to our business in the United States but also to our operations in Europe. Our European Websites belonging to The WebMD Health Network must comply with the national laws of the respective countries whose physicians they address. Under these European laws, there are several restrictions regarding advertising of drugs or medical devices, including wide prohibitions on the advertising of prescription drugs to the general public. If the relevant European national competent authorities find that any of our products and services, or any information on our Websites or in our mobile applications, violated applicable regulations, they may take regulatory or judicial action against us and/or our European entities and/or the advertisers or sponsors of that information. Moreover, our competitors, or even competitors of advertisers and sponsors, may take actions against us and/or our European entities and/or advertisers or sponsors of the information. Our advertising and sponsorship revenue could be materially reduced by additional restrictions on the advertising of prescription drugs and medical devices to consumers, whether imposed by law or regulation or required under policies adopted by industry members.

•

Anti-kickback Laws.    There are federal and state laws that govern patient referrals, physician financial relationships and inducements to healthcare providers and patients. The federal healthcare programs anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Many states and European countries also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. These laws are applicable to manufacturers and distributors and, therefore, may restrict how we and some of our customers market products to healthcare providers, including e-details. Any determination by a state, federal, or foreign regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate some portions of our business and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities to our practices could result in adverse publicity and be costly for us to respond to.

•

False Claims Laws.    The Federal False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a Federal healthcare program. In addition, various states and European countries have enacted false claim laws analogous to the Federal False Claims Act, and many of these laws apply where a claim is submitted to any third-party payor and not merely a federal healthcare program. When an entity is determined to have violated the Federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government plus civil penalties. In recent years an increasing number of Federal False Claims Act cases have been brought against drug manufacturers and resulted in significant monetary settlements and imposition of federally supervised corporate integrity agreements in circumstances that include allegations that company-sponsored CME was unlawful off label promotion. Any action against us for violation of these laws could cause us to incur significant legal expenses and may adversely affect our ability to operate our business. Similarly, False Claims Act actions and resulting Corporate Integrity Agreements involving our customers may influence their willingness to continue to use our services.

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

•

GINA.    The Genetic Information Nondiscrimination Act (GINA) prohibits discrimination based on genetic information in employment and in health insurance coverage. The law applies to our private portal customers, including both employers and group health plans. WebMD’s Health Risk Assessment (or HRA), HealthQuotient, is typically offered to employees as a voluntary component of their employer-sponsored wellness program. Title I of GINA can have significant implications for wellness programs offered by group health plans in that it prohibits the collection of genetic information, which includes an individual’s family medical history, prior to or in connection with enrollment or for underwriting purposes. Underwriting purposes include providing incentives or rewards for completion of an HRA that requests genetic information. Title II of GINA prohibits employment discrimination based on genetic information as well as the request or purchase of genetic information of employees or their family members with limited exceptions, including a limited exception for voluntary wellness programs. WebMD may face challenges as a result of varying interpretations of the law by our customers and by the multiple enforcing agencies including the U.S. Departments of Health and Human Services (HHS), Labor and Treasury and the Equal Employment Opportunity Commission. Interpretations of the law have required us to modify the HealthQuotient product, and we could experience increases in operational costs or decreases in demand for our products. State legislation, such as recent legislation in California prohibiting any form of discrimination by businesses based on genetic information, including in housing, public accommodation, and the provision of emergency services, could have additional implications for service we provide in those states. Similar restrictions may also apply in European countries.

Government regulation of the Internet could adversely affect our business

The Internet and its associated technologies are subject to government regulation. However, whether and how existing laws and regulations in various jurisdictions, including privacy and consumer protection laws, apply to the Internet is still uncertain. Our failure, or the failure of our business partners or third-party service providers, to accurately anticipate the application of these laws and regulations to our products and services and the manner in which we deliver them, or any other failure to comply with such laws and regulations, could create liability for us, result in adverse publicity and negatively affect our business. In addition, new laws and regulations, or new interpretations of existing laws and regulations, may be adopted with respect to the Internet and online services, including in areas such as user privacy, confidentiality, consumer protection, marketing, pricing, content, copyrights and patents, and characteristics and quality of products and services. We cannot predict how these laws or regulations will affect our business.

In Europe, the respective healthcare adverting laws stipulate several restrictions on advertising of drugs and medical devices to the public. In particular, in several countries, the advertising of prescription drugs to the general public is not allowed. Thus, these European countries require access restrictions for Websites that contain such advertisements, which are only allowed to be addressed to healthcare professionals. This means these Websites of The WebMD Health Network that are addressed to physicians in specific European countries (such as the Medscape Germany or France Websites) must be accessible only to healthcare professionals by an appropriate access check. If the respective European competent authority does not acknowledge the respective Website to have appropriate access controls, the authority may require us and/or our European entity to establish stricter access controls or ultimately may take action against us and/or our European entity.

Internet user privacy, personal data security and the use of consumer information to track online activities are major issues both in the United States and abroad. For example, in February 2009, the FTC published Self-Regulatory Principles to govern the tracking of consumers’ activities online in order to deliver advertising targeted to the interests of individual consumers (sometimes referred to as behavioral advertising). These principles serve as guidelines to the industry. In December 2010, following a series of workshops, the FTC issued a preliminary staff report containing a proposed framework for businesses and policymakers for online consumer privacy issues and, in March 2012, the FTC issued a final report setting forth its current views on best practices, to protect the privacy of consumers, to be implemented by companies that collect and use consumer data. Also in March 2012, the White House released a Privacy White Paper that outlined the Obama Administration’s proposal for a new American privacy framework based on a Consumer Bill of Privacy Rights and which called for the development of industry-specific voluntary, enforceable privacy codes of conduct through a collaborative multi-stakeholder process. Both the FTC and the White House called for Congress to develop baseline privacy legislation and the FTC also called on industry to accelerate the pace of self-regulation. The FTC has otherwise been active in investigating and entering into consent decrees under its current unfair or deceptive trade practices authority with companies because of their online privacy and data security practices. There is a possibility of legislation, regulation and increased enforcement activities relating to privacy and behavioral advertising. For example, the FTC is now considering amendments to its Children’s Online Privacy Protection Act (“COPPA”) rule that may broaden its scope. In addition, some bills have been introduced in Congress, and more are expected, that, if passed, could impose substantial new regulations on online behavioral advertising activities.

In Europe, Directive 2009/136/EC of the European Parliament and of the Council requires the user’s full information and consent prior to the installation and use of any so-called “cookie” on a user’s computer. This Directive has been implemented differently, if at all, in member States of the European Union and national requirements to remain compliant with the respective law may vary. Nevertheless, the provisions of this directive, whether effectively implemented in national laws, are now applicable in all the Member-States of the European Union and enforcement actions are now being considered by local data protection authorities. In addition, in January 2012, the European Commission published a draft General Data Protection Regulation on data protection for the revision of the currently applicable data protection framework. The potential resulting new framework sets out additional requirements for users’ consent for offline and online marketing. If enacted, this instrument will further strengthen the already very densely regulated area of Internet privacy in Europe. In addition, this revised European legislation, if adopted, would increase the likelihood of applicability of European law to entities established outside the European Union but processing data of European data subjects.

We have privacy policies posted on our Websites that we believe comply with existing applicable laws requiring notice to users about our information collection, use and disclosure practices. We also notify users about our information collection, use and disclosure practices relating to data we receive through offline means such as paper health risk assessments. Moreover, we take steps to reasonably protect certain sensitive personal information we hold. We cannot assure you that the privacy policies and other statements we provide to users of our products and services, or our practices will be found sufficient to protect us from liability or adverse publicity in this area. A determination by a state or federal agency or court, or European data protection authority or competent court, that any of our practices do not meet applicable standards, or the implementation of new standards or requirements, could adversely affect our business.

Failure to comply with laws relating to privacy and security of personal information, including personal health information, could result in liability to us and concerns about privacy-related issues could damage our reputation and our business

Privacy and security of personal information stored or transmitted electronically, including personal health information, is a major issue in the United States and abroad. While we strive to comply with all applicable privacy and security laws and regulations, as well as our own posted privacy policies, any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, or could cause us to lose users and customers, which could have a material adverse effect on our business. There has been an increase in the number of private privacy-related lawsuits filed against companies in recent months. In addition, we are unable to predict what additional legislation or regulation in the area of privacy of personal information, including personal health information, could be enacted and what effect that could have on our operations and business. Concerns about our practices with regard to the collection, use, disclosure, or security of personal information or other privacy-related matters, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation and harm our business.

The Privacy Standards and Security Standards under the Health Insurance Portability and Accountability Act of 1996 (or HIPAA) establish a set of national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses and healthcare providers (referred to as covered entities) and their business associates. Previously, only covered entities were directly subject to potential civil and criminal liability under these Standards. However, the Health Information Technology for Economic and Clinical Health (HITECH) Act, which was enacted as part of the American Recovery and Reinvestment Act of 2009 (ARRA), amended the HIPAA Privacy and Security Standards and made certain provisions applicable to those portions of our business, such as those managing employee or plan member health information for employers or health plans, that are business associates of covered entities. Currently, we are bound by certain contracts and agreements to use and disclose protected health information in a manner consistent with the Privacy Standards and Security Standards. Beginning on February 17, 2010, some provisions of the HIPAA Privacy and Security Standards began to apply directly to us. For periods prior to that, depending on the facts and circumstances, we could potentially be subject to criminal liability for aiding and abetting or conspiring with a covered entity to violate the Privacy Standards or Security Standards. As of February 17, 2010, we became directly subject to HIPAA’s criminal and civil penalties. HITECH increased civil penalty amounts for violations of HIPAA and significantly strengthens enforcement by requiring HHS to conduct periodic audits to confirm compliance and authorizing state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of HIPAA Privacy and Security Standards that threaten the privacy of state residents. It is expected that HHS will issue additional regulations to implement many of the HITECH amendments. We cannot assure you that we will adequately address the risks created by these amended HIPAA Privacy and Security Standards. In addition, we are unable to predict what changes to these Standards might be made in the future or how those changes, or other changes in applicable laws and regulations, could affect our business.

In Europe, the current national implementations of the existing general data protection Directive 95/46/EC and of the e-Privacy Directive 2002/58/EC provide for criminal and administrative sanctions in case of violations, even though criminal sanctions are very rarely imposed. For example, France and Germany provide for administrative fines of up to 300,000 Euros (approximately 360,000 USD) in case of illegal collection or processing of personal identifiable information. Under the new draft General Data Protection Regulation on data protection proposed by the European Commission in January 2012, fines of up to 1,000,000 Euros (approximately 1,200,000 USD) or up to 2% of the global turnover of the infringer could be imposed.

Failure to maintain CME accreditation could adversely affect Medscape, LLC’s ability to provide online CME offerings

Medscape, LLC’s continuing medical education (or CME) activities are planned and implemented in accordance with the current Essential Areas and Elements and the Policies of the Accreditation Council for Continuing Medical Education (or ACCME), which oversees providers of CME credit, and other applicable accreditation standards. ACCME’s standards for commercial support of CME are intended to assure, among other things, that CME activities of ACCME-accredited providers, such as Medscape, LLC, are independent of “commercial interests,” which are defined as entities that produce, market, re-sell or distribute healthcare goods and services, excluding certain organizations. “Commercial interests,” and entities owned or controlled by “commercial interests,” are ineligible for accreditation by the ACCME.

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

This will also apply in other countries. For example, under German law, every CME program must be approved by the State Medical Chamber. Additionally, German CME-related services must be free of commercial/business interests and the provider of CME services must be compliant with German laws and regulations. In France, a new regulatory framework which restricts the organization of CME activities is being completed. These or similar restrictions in other countries may restrict Medscape, LLC’s or our European entity’s ability to carry out activities related to CME programs and/or refer to drugs or medical devices in such CME programs. Moreover, if Medscape, LLC or our European entity are not able to demonstrate compliance with these regulations, applicable approvals may not be obtained from competent authorities, which may impact our ability to provide CME-related services and which could have an adverse effect on our business.

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

In June 2011, the American Medical Association’s House of Delegates approved a report entitled “Financial Relationships with Industry in Continuing Medical Education” that largely adopts the CME ethical principles already espoused by other industry and accreditation organizations, including ACCME, PhRMA, and AdvaMed. Although the report recognizes that industry support of CME may help make CME more accessible and affordable, the report proposes that CME should, when possible, be provided without commercial support and without the participation of individuals who have financial interest in the educational subject matter. It is possible that the recommendations contained in this report, or other voluntary industry guidelines, could negatively influence the availability of commercial support for Medscape CME programs and/or physician participation in Medscape CME programs funded by commercial support.

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

Failure to comply with applicable anti-corruption laws could subject us to penalties and other adverse consequences

The United States and other countries have adopted anti-corruption laws that generally prohibit directly or indirectly giving, offering or promising inducements to public officials to elicit an improper commercial advantage. Under applicable U.S. law, this prohibition has been interpreted to apply to doctors and other medical professionals who work in state-run hospitals and state-run healthcare systems outside the United States. Some of these laws also prohibit directly or indirectly giving, offering or promising (and, in some cases, accepting or soliciting) inducements to (or from) private parties to elicit (or grant) an improper commercial advantage.

As our business expands outside the United States, we (and others acting on our behalf) increasingly interact with non-U.S. doctors and other medical professionals, at least some of whom work in state-run hospitals or healthcare systems. Such interactions inherently increase the risk of violating applicable anti-corruption laws. While we believe that we have appropriate compliance policies and procedures in place to mitigate such risk, our personnel and others acting on our behalf might engage in conduct that violates such laws, for which we might be held responsible. Under such circumstances, we could be subject to civil and/or criminal penalties and other consequences that could have a material adverse effect on our business, financial condition and results of operations. In addition, our brand and reputation, our sales activities and the price of our Common Stock and other securities could be adversely affected if we were to become the target of any resulting negative publicity.

Other Risks Applicable to Our Company and to Ownership of Our Securities

Our Stockholder Rights Plan, provisions in our organizational documents and Delaware law may inhibit a takeover, which could adversely affect the value of our Common Stock

Our Board of Directors has adopted a Stockholder Rights Plan, which could prevent or delay a takeover of WebMD by causing substantial dilution to a potential acquirer that attempts to acquire beneficial ownership of more than 12% of the outstanding shares of WebMD Common Stock on terms not approved by our Board of Directors. In addition, our Restated Certificate of Incorporation and Bylaws, as well as Delaware corporate law, contain provisions that could delay or prevent a change of control or changes in our management and board of directors that holders of our Common Stock might consider favorable and may prevent them from receiving a takeover premium for their shares. These provisions include, for example, our classified board structure and the authorization of our board of directors to issue up to 50 million shares of preferred stock without a stockholder vote. In addition, our Restated Certificate of Incorporation provides that stockholders may not act by written consent and may not call special meetings. These provisions apply even if an offer to purchase our company may be considered beneficial by some of our stockholders. If a change of control or change in management is delayed or prevented, the market price of our Common Stock could decline.

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

On April 3, 2012, WebMD completed a modified “Dutch Auction” tender offer through which we purchased $150 million of WebMD Common Stock at a price of $26.00 per share (the “Dutch Auction Tender Offer”). Completion of the Dutch Auction Tender Offer may increase the possibility of another ownership change and corresponding annual limitation, which could decrease the existing annual limitation and would apply to all NOL carryforwards and tax credits generated prior to this potential new ownership change.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by WebMD during the three months ended June 30, 2012 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
4/1/12 - 4/30/12	5,896,008	$25.93	5,896,008	$85,801,301
5/1/12 - 5/31/12	915,929	$21.76	915,766	$65,871,536
6/1/12 - 6/30/12	18,086	$21.21	—	$65,871,536

Total	6,830,023	$25.35	6,811,774

(1)	Includes the following number of shares withheld from WebMD Restricted Common Stock that vested during the respective periods in order to satisfy withholding tax requirements related to the vesting of the awards: 163 in May 2012 and 18,086 in June 2012. The value of these shares was determined based on the closing price of WebMD Common Stock on the date of vesting.

(2)	In August 2011, a stock repurchase program (the “Program”) was established through which WebMD was authorized to use up to $75,000,000 to purchase shares of its Common Stock. During October 2011, WebMD’s Board of Directors authorized a $75,000,000 increase to the Program. For additional information see Note 6 to the Consolidated Financial Statements included in this Quarterly Report.

(3)	In April 2012, WebMD completed a modified “Dutch auction” tender offer through which it repurchased 5,769,230 shares of its Common Stock at a price of $26.00 per share. For additional information see Note 6 to the Consolidated Financial Statements included in this Quarterly Report.

ITEM 6.    Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBMD HEALTH CORP.

By:	/S/ ANTHONY VUOLO
Anthony Vuolo
Executive Vice President and
Chief Financial Officer

Date: August 9, 2012

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))

3.3	Certificate of Designations for Series A Junior Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2011, as amended on November 7, 2011)

4.1	WebMD Health Corp. Amended and Restated 2005 Long-Term Incentive Plan, as amended effective July 24, 2012*

10.1	Employment Agreement, dated as of May 29, 2012, between the Registrant and Cavan M. Redmond (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2012, as amended on June 6, 2012)*

10.2	Form of Non-Qualified Stock Option Agreement between the Registrant and Cavan M. Redmond (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2012, as amended on June 6, 2012)*

10.3	Form of Restricted Stock Agreement between the Registrant and Cavan M. Redmond (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2012, as amended on June 6, 2012)*

10.4	Amended and Restated Employment Agreement, dated as of May 16, 2012, between the Registrant and William Pence*

10.5	Director Appointment Agreement, dated as of June 8, 2012, by and among the Registrant and the Icahn Group (incorporated by reference to Exhibit 1 to Amendment No. 6, filed on June 11, 2012, to the Icahn Group’s Schedule 13-D relating to the Common Stock of the Registrant)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Section 1350 Certification of Chief Executive Officer of Registrant

32.2	Section 1350 Certification of Chief Financial Officer of Registrant

99.1	Explanation of Non-GAAP Financial Measures

100.INS	XBRL Instance Document

100.SCH	XBRL Taxonomy Extension Schema Document

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

100.LAB	XBRL Taxonomy Extension Label Linkbase Document

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Agreement relates to executive compensation.

E-1