Form 10-Q
period 2012-09-30
WebMD Health Corp.
filed 2012-11-09
CIK 1326583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Yes  ☐        No  ☑

As of November 5, 2012, the Registrant had 50,087,727 shares of Common Stock (including unvested shares of restricted Common Stock).

WEBMD HEALTH CORP.

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2012

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

iii

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$969,396	$1,121,217
Accounts receivable, net of allowance for doubtful accounts of $862 at September 30, 2012 and $1,129 at December 31, 2011	95,010	121,335
Prepaid expenses and other current assets	18,521	12,690
Deferred tax assets	21,697	20,482

Total current assets	1,104,624	1,275,724
Property and equipment, net	68,921	57,139
Goodwill	202,104	202,104
Intangible assets, net	18,029	19,999
Deferred tax assets	51,365	55,017
Other assets	27,770	31,042

TOTAL ASSETS	$1,472,813	$1,641,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$54,120	$55,238
Deferred revenue	83,538	88,055
Liabilities of discontinued operations	1,506	1,506

Total current liabilities	139,164	144,799
2.25% convertible notes due 2016	400,000	400,000
2.50% convertible notes due 2018	400,000	400,000
Other long-term liabilities	23,358	21,790

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 650,000,000 shares authorized; 62,410,849 shares issued at September 30, 2012 and 62,410,255 shares issued at December 31, 2011	624	624
Additional paid-in capital	9,486,999	9,473,811
Treasury stock, at cost; 13,388,672 shares at September 30, 2012 and 6,685,439 shares at December 31, 2011	(457,139)	(294,062)
Accumulated deficit	(8,520,193)	(8,505,937)

Stockholders’ equity	510,291	674,436

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,472,813	$1,641,025

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$117,513	$135,138	$337,128	$408,116
Cost of operations	53,295	49,097	161,009	148,698
Sales and marketing	33,136	29,597	95,061	94,161
General and administrative	23,083	22,787	73,851	67,614
Depreciation and amortization	6,508	6,781	20,151	19,929
Interest income	19	21	64	88
Interest expense	5,832	5,862	17,500	14,836
(Loss) gain on investments	—	(1,150)	8,074	14,679
Other expense	—	—	2,297	53

(Loss) income from continuing operations before income tax (benefit) provision	(4,322)	19,885	(24,603)	77,592
Income tax (benefit) provision	(1,202)	8,645	(7,604)	32,606

(Loss) income from continuing operations	(3,120)	11,240	(16,999)	44,986
Income from discontinued operations, net of a tax provision of $1,442 and $555 for the three and nine months ended September 30, 2012 and $0 and $4,812 for the three and nine months ended September 30, 2011	2,235	2,994	2,743	10,388

Net (loss) income	$(885)	$14,234	$(14,256)	$55,374

Basic (loss) income per common share:
(Loss) income from continuing operations	$(0.06)	$0.19	$(0.33)	$0.77
Income from discontinued operations	0.04	0.06	0.05	0.18

Net (loss) income	$(0.02)	$0.25	$(0.28)	$0.95

Diluted (loss) income per common share:
(Loss) income from continuing operations	$(0.06)	$0.19	$(0.33)	$0.75
Income from discontinued operations	0.04	0.05	0.05	0.17

Net (loss) income	$(0.02)	$0.24	$(0.28)	$0.92

Weighted-average shares outstanding used in computing per share amounts:
Basic	49,021	57,461	51,468	57,913

Diluted	49,021	58,698	51,468	59,882

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(14,256)	$55,374
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(2,743)	(10,388)
Depreciation and amortization	20,151	19,929
Non-cash interest, net	3,244	2,702
Non-cash stock-based compensation	35,893	28,969
Deferred income taxes	(7,702)	5,378
Gain on investments	(8,074)	(14,679)
Changes in operating assets and liabilities:
Accounts receivable	26,325	16,510
Prepaid expenses and other, net	(2,529)	1,238
Accrued expenses and other long-term liabilities	(1,760)	(176)
Deferred revenue	(4,517)	(6,370)

Net cash provided by continuing operations	44,032	98,487
Net cash provided by (used in) discontinued operations	759	(136)

Net cash provided by operating activities	44,791	98,351

Cash flows from investing activities:
Proceeds received from ARS option	9,269	16,561
Purchases of property and equipment	(29,039)	(16,061)

Net cash (used in) provided by investing activities	(19,770)	500

Cash flows from financing activities:
Proceeds from exercise of stock options	827	26,435
Cash used for withholding taxes due on stock-based awards	(2,332)	(6,730)
Net proceeds from issuance of 2.50% convertible notes and 2.25% convertible notes	—	774,745
Purchases of treasury stock	(175,638)	(217,427)
Excess tax benefit on stock-based awards	301	24,911

Net cash (used in) provided by financing activities	(176,842)	601,934

Net (decrease) increase in cash and cash equivalents	(151,821)	700,785
Cash and cash equivalents at beginning of period	1,121,217	400,501

Cash and cash equivalents at end of period	$969,396	$1,101,286

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

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results to be expected for any subsequent period or for the entire year ending December 31, 2012. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

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

The following table presents the revenues recognized related to the Company’s public portals and private portals during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Public portal revenues	$97,562	$115,033	$279,082	$346,504
Private portal revenues	19,951	20,105	58,046	61,612

	$117,513	$135,138	$337,128	$408,116

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
(Loss) income from continuing operations	$(3,120)	$11,240	$(16,999)	$44,986
Effect of participating non-vested restricted stock	—	(70)	—	(320)

(Loss) income from continuing operations - Basic and Diluted	$(3,120)	$11,170	$(16,999)	$44,666

Income from discontinued operations, net of tax	$2,235	$2,994	$2,743	$10,388
Effect of participating non-vested restricted stock	—	(19)	—	(74)

Income from discontinued operations, net of tax - Basic and Diluted	$2,235	$2,975	$2,743	$10,314

Denominator:
Weighted-average shares — Basic	49,021	57,461	51,468	57,913
Employee stock options and restricted stock	—	1,237	—	1,969

Adjusted weighted-average shares after assumed conversions — Diluted	49,021	58,698	51,468	59,882

Basic (loss) income per common share:
(Loss) income from continuing operations	$(0.06)	$0.19	$(0.33)	$0.77
Income from discontinued operations	0.04	0.06	0.05	0.18

Net (loss) income	$(0.02)	$0.25	$(0.28)	$0.95

Diluted (loss) income per common share:
(Loss) income from continuing operations	$(0.06)	$0.19	$(0.33)	$0.75
Income from discontinued operations	0.04	0.05	0.05	0.17

Net (loss) income	$(0.02)	$0.24	$(0.28)	$0.92

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Options and restricted stock	12,628	4,747	11,914	2,842
Convertible notes	11,629	11,477	11,576	9,805

	24,257	16,224	23,490	12,647

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three and nine months ended September 30, 2012, the Company recognized an after-tax gain of $2,235 related to the receipt of approximately $3,600 in relation to the Investigation described above. These funds represented a reimbursement to the Company related to recoveries by the Unites States Department of Justice from former employees of EPS who pleaded guilty to the matters described above. None of the former employees who pleaded guilty were employees who the Company provided indemnification for in connection with the Investigation.

Also included in income from discontinued operations during the nine months ended September 30, 2012 is a gain of $508 related to a state tax refund that the Company received in connection with the finalization of a state tax appeal related to the EPS Sale.

Porex

In connection with the sale of its Porex business in October 2009, the Company agreed to indemnify Porex for certain tax matters. As a result of the completion of a tax audit for one of the related matters under such indemnification, the Company reduced its indemnification liability by $2,994. This amount is reflected within income from discontinued operations during the three and nine months ended September 30, 2011. The remaining estimate of the Company’s tax indemnification liability related to Porex is $1,506 and is included within liabilities of discontinued operations within the accompanying balance sheet as of September 30, 2012.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

4.    Related Party Transaction

Fidelity Employer Services Company LLC

Fidelity Employer Services Company LLC (“FESCO”) is a distributor of the Company’s private portals, integrating the private portals product into the human resources administration and benefit administration services that FESCO provides to its employer clients. The Company recorded revenue of $1,026 and $3,864 during the three and nine months ended September 30, 2011, respectively, related to the FESCO relationship. FESCO is an affiliate of FMR LLC, which reported beneficial ownership of shares that represented approximately 7.1% of the Company’s Common Stock as of September 30, 2011. Beneficial ownership as of September 30, 2012 was less than 5% and accordingly FESCO is no longer deemed to be a related party.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company did not have any Level 2 assets during the periods presented. The following table sets forth the Company’s Level 1 and Level 3 financial assets that were measured and recorded at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

	Fair Value Estimate Using:	September 30, 2012			December 31, 2011
		Amortized Cost Basis	Fair Value	Gross Unrealized Gains	Amortized Cost Basis	Fair Value	Gross Unrealized Gains
Cash and cash equivalents	Level 1	$969,396	$969,396	$—	$1,121,217	$1,121,217	$—
ARS Option	Level 3	—	—	—	1,195	1,195	—

The following table reconciles the beginning and ending balances of the Company’s Level 3 assets, which consist of the ARS Option:

	Nine Months Ended September 30,
	2012	2011
	ARS Option	ARS Option
Fair value as of the beginning of the period	$1,195	$4,245
Cash proceeds received	(9,269)	(16,561)
Gain included in earnings	8,074	14,679

Fair value as of the end of the period	$—	$2,363

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

Effective April 20, 2010, the Company entered into an agreement pursuant to which the Company sold all of its holdings of ARS for an aggregate of $286,399. Under the terms of the agreement, the Company retained an option (the “ARS Option”), for a period of two years from the date of the agreement: (a) to repurchase from the

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchaser the same principal amount of any or all of the various series of ARS sold, at the agreed upon purchase prices received on April 20, 2010; and (b) to receive additional proceeds from the purchaser upon certain redemptions of the various series of ARS sold. Since April 20, 2010 the ARS Option has been classified as a Level 3 asset as its valuation required substantial judgment. The historical redemption activity of the specific ARS underlying the ARS Option was the most significant assumption used to determine the estimated value of the ARS Option. The Company was required to reassess the value of the ARS Option at each reporting period and changes in value were recorded within the statement of operations. The Company recognized a gain of $0 and $8,074 during the three and nine months ended September 30, 2012, respectively, and a (loss) gain of ($1,150) and $14,679 during the three and nine months ended September 30, 2011, respectively, and received cash proceeds of $0 and $9,269 during the three and nine months ended September 30, 2012, respectively, and $0 and $16,561 during the three and nine months ended September 30, 2011, respectively. In the aggregate, the Company received total cash proceeds of $41,302 through the ARS Option during the period from April 20, 2010 through March 31, 2012. As of March 31, 2012, the Company no longer had any remaining positions related to the ARS Option.

The Company also holds an investment in a privately held company which is carried at cost, and not subject to fair value measurements. However, if events or circumstances indicate that its carrying amount may not be recoverable, it would be reviewed for impairment. The total amount of this investment is $6,471 and it is included in other assets on the accompanying consolidated balance sheets.

For disclosure purposes, the Company is required to measure the outstanding value of its debt on a recurring basis. The following table presents the carrying value and estimated fair value (based on Level 1 market price data) of the Company’s convertible notes that were carried at historical cost as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2.25% Notes	$400,000	$370,000	$400,000	$382,704
2.50% Notes	400,000	325,000	400,000	371,972

6.    Stock Repurchase Program, 2012 Tender Offer, and Other Repurchases

On December 4, 2008, the Company announced the authorization of a stock repurchase program (the “2008 Program”), at which time the Company was authorized to use up to $30,000, which was subsequently increased by $15,331 in July 2011, to purchase shares of WebMD Common Stock, from time to time, in the open market, through block trades or in private transactions, depending on market conditions and other factors. During August 2011, the Board of Directors terminated the 2008 Program and established a new stock repurchase program (the “2011 Program” and, collectively with the 2008 Program, the “Programs”) through which the Company was authorized to use up to $75,000 to purchase shares of WebMD Common Stock. During October 2011, the Company’s Board of Directors authorized a $75,000 increase to the 2011 Program. During the three and nine months ended September 30, 2012, the Company repurchased 116,770 shares and 1,174,914 shares, respectively, at an aggregate cost of $1,678 and $24,879, respectively, under the Programs. During the three and nine months ended September 30, 2011, the Company repurchased 2,055,784 shares and 2,064,784 shares, respectively, at an aggregate cost of $67,011 and $67,428 under the Programs. As of September 30, 2012, $64,194 remained available for repurchases under the 2011 Program. Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying consolidated balance sheets.

On March 6, 2012, the Company commenced a tender offer to repurchase up to $150,000 of its Common Stock through a modified “Dutch auction” tender offer (the “2012 Tender Offer”). On April 3, 2012, the

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company completed the 2012 Tender Offer through which it repurchased 5,769,230 shares of its Common Stock at a price of $26.00 per share for total consideration of $150,759, including costs directly attributable to the purchase.

On January 5, 2011, the Company used $100,000 of the proceeds of the 2.50% Notes to repurchase 1,920,490 shares of the Company’s Common Stock at a price of $52.07 per share. Additionally, on March 8, 2011, the Company used $50,000 of the proceeds of the 2.25% Notes to repurchase 868,507 shares of the Company’s Common Stock at a price of $57.57 per share. See Note 3 for further discussion of the Company’s 2.50% Notes and 2.25% Notes. Neither of these share repurchases was made under the Programs.

7.    Intangible Assets

Intangible assets consist of the following:

	September 30, 2012				December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (a)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (a)
Content	$15,954	$(15,954)	$—	—	$15,954	$(15,954)	$—	—
Customer relationships	34,057	(22,420)	11,637	5.7	34,057	(20,852)	13,205	6.5
Technology and patents	14,700	(14,700)	—	—	14,700	(14,700)	—	—
Trade names-definite lives	6,030	(4,102)	1,928	3.7	6,030	(3,700)	2,330	4.4
Trade names-indefinite lives	4,464	—	4,464	n/a	4,464	—	4,464	n/a

Total	$75,205	$(57,176)	$18,029		$75,205	$(55,206)	$19,999

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

Amortization expense was $657 and $1,970, during the three and nine months ended September 30, 2012, respectively, and $657 and $1,970, during the three and nine months ended September 30, 2011, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year Ending December 31:
2012 (October 1st to December 31st)	$656
2013	$2,627
2014	$2,627
2015	$2,617
2016	$2,257
Thereafter	$2,781

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

On August 2, 2011 and August 26, 2011, federal securities class action complaints entitled Canson v. WebMD Health Corp., et al. and Malland v. WebMD Health Corp., et al., respectively, were filed in the United States District Court for the Southern District of New York on behalf of purchasers of the Company’s Common Stock between February 23, 2011 and July 15, 2011. On November 7, 2011, the two cases were consolidated under the caption In re WebMD Health Corp. Securities Litigation (the “Federal Securities Action”) and lead plaintiffs and lead counsel were appointed. On February 14, 2012, the lead plaintiffs filed their consolidated amended complaint (the “Complaint”), which alleges claims on behalf of purchasers of the Company’s securities between February 23, 2011 and January 10, 2012. The Complaint alleges that the Company and certain of its officers made false and misleading statements in violation of the Securities Exchange Act of 1934 and seeks unspecified damages and costs. The defendants moved to dismiss the Complaint and the lead plaintiffs opposed that motion. The motion was fully submitted and filed on August 2, 2012. On November 8, 2012, the Court heard oral argument on defendants’ motion to dismiss.

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

National Jewish Health v. WebMD Health Services Group, Inc. and WebMD Health Corp.

On October 25, 2012, National Jewish Health, a Colorado non-profit corporation, filed a complaint against the Company in United States District Court for the District of Colorado alleging copyright infringement,

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

misappropriation of trade secrets, tortious interference with prospective business relations, and breach of contract. The allegations relate to two condition management programs of the Company’s private portals. The complaint seeks injunctive relief, as well as damages in unspecified amounts. The Company is in the process of reviewing the allegations contained in the complaint and intends to vigorously defend against the plaintiff’s claims. The Company is unable to predict the outcome of this action or to reasonably estimate the possible loss or range of loss, if any, arising from the claims asserted therein.

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

The 2005 Long-Term Incentive Plan (as amended, the “2005 Plan”) is the only existing plan under which future grants can be made. The maximum number of shares of the Company’s Common Stock that may be subject to awards under the 2005 Plan was 20,075,000 as of September 30, 2012, subject to adjustment in accordance with the terms of the 2005 Plan. The Company had an aggregate of 3,262,592 shares of Common Stock available for future grants under the 2005 Plan at September 30, 2012.

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

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value(1)
Outstanding at January 1, 2012	11,054,381	$32.46
Granted	2,534,100	23.22
Exercised	(195,377)	22.80
Cancelled	(2,124,193)	40.15

Outstanding at September 30, 2012	11,268,911	$29.10	7.1	$—

Vested and exercisable at the end of the period	5,246,599	$29.58	5.4	$—

(1)	The aggregate intrinsic value is based on the market price of the Company’s Common Stock on September 28, 2012, the last trading day in September 2012, which was $14.03, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on September 28, 2012.

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

	Nine Months Ended September 30,
	2012	2011
Expected dividend yield	0.0%	0.0%
Expected volatility	0.42-0.45	0.30-0.41
Risk-free interest rate	0.66%	1.11%
Expected term (years)	4.7	4.6
Weighted average fair value of options granted during the period	$8.63	$11.77

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

	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2012	1,205,333	$36.18
Granted	298,800	21.53
Vested	(290,461)	35.13
Forfeited	(188,875)	35.82

Balance at September 30, 2012	1,024,797	$32.30

Proceeds received from the exercise of options to purchase shares of the Company’s Common Stock were $11 and $827 during the three and nine months ended September 30, 2012, respectively, and $1,382 and $26,435 during the three and nine months ended September 30, 2011, respectively. Additionally, in connection with the exercise of certain stock options and the vesting of restricted stock, the Company made payments of $374 and

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2,332 during the three and nine months ended September 30, 2012, respectively, and $98 and $6,730 during the three and nine months ended September 30, 2011, respectively, related to employee statutory withholding taxes that were satisfied by withholding shares of Common Stock of equal value from the respective employees. The proceeds and payments described above are reflected within cash flows from financing activities within the accompanying consolidated statements of cash flows.

The intrinsic value related to stock options that were exercised, combined with the fair value of shares of restricted stock that vested, aggregated $1,187 and $7,399 for the three and nine months ended September 30, 2012, respectively, and $985 and $47,223 for the three and nine months ended September 30, 2011, respectively.

Other

Each year, the Company issues shares of its Common Stock to each WebMD non-employee director with a value equal to their annual board and committee retainers. The Company recorded $86 and $259 of stock-based compensation expense for the three and nine months ended September 30, 2012, respectively, and $86 and $259 for the three and nine months ended September 30, 2011, respectively, in connection with these issuances.

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options	$6,179	$6,159	$25,777	$18,832
Restricted stock	3,347	3,563	9,857	9,878
Other	86	86	259	259

Total stock-based compensation expense	$9,612	$9,808	$35,893	$28,969

Included in:
Cost of operations	$2,046	$1,718	$6,676	$5,677
Sales and marketing	1,932	2,286	6,397	6,865
General and administrative	5,634	5,804	22,820	16,427

Total stock-based compensation expense	$9,612	$9,808	$35,893	$28,969

As of September 30, 2012, approximately $63,000 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 2.6 years, related to the Plans.

Tax benefits attributable to stock-based compensation represented 39% of stock-based compensation expense for all periods presented.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.    Other expense

Other expense consists of the following items:

	Nine Months Ended September 30,
	2012	2011
Severance(a)	$2,297	$—
Legal expense(b)	—	53

Other expense	$2,297	$53

(a)	Represents cash severance and related expenses due to the resignation of the Company’s former Chief Executive Officer and the related search and recruitment of its new Chief Executive Officer.

(b)	Represents the costs and expenses incurred by the Company related to the investigation by the United States Attorney for the District of South Carolina and the SEC and the related Coverage Litigation.

11.    Subsequent Event

On October 18, 2012, the Board of Directors of the Company adopted, and the Company entered into, an Amendment to Rights Agreement (the “Amendment”), which amends and supplements the Rights Agreement, dated as of November 2, 2011 (the “Rights Agreement”), between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent.

The Rights Agreement was adopted by the Board on November 2, 2011 to guard against inadequate or coercive takeovers and other tactics that might be used in an attempt to gain control of the Company without paying all stockholders a fair price for their shares. The Rights Agreement does not prevent takeovers, but is designed to deter coercive takeover tactics and to encourage anyone attempting to acquire the Company to negotiate first with the Board. Under the Rights Agreement, stockholders of the Company received rights to purchase shares of a new series of preferred stock in certain circumstances. The Amendment:

•	extends the expiration date of the Rights Agreement from October 31, 2012 to October 31, 2014;

•	provides that equity compensation awards to directors will not be included in determining whether a stockholder becomes an “Acquiring Person” under the Rights Agreement; and

•	decreases the purchase price payable by holders of rights issued under the Rights Agreement upon exercise of such rights from $153.00 to $66.29.

No other changes to the Rights Agreement were made.

The Rights Agreement, as amended, will be presented for ratification by the Company’s stockholders at the 2013 Annual Meeting of Stockholders of the Company.

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

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of September 30, 2012.

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

•

Traffic Trends.    Consumers and healthcare professionals are increasingly using smartphones, tablets and other mobile devices to access the Internet, with physicians increasingly using mobile devices in diagnosis and treatment at the point of care. Accordingly, the portion of our page views from mobile devices has increased rapidly in the past several years, to approximately 25% of our page views in the first nine months of 2012, and is expected to continue to increase. In addition, during 2012, we have noted a decline in page views from desktop computers as the usage from mobile devices increases. We believe that we are well-positioned to capitalize on this trend, as our Websites are optimized for viewing on tablets and can deliver a similar experience for both audience and sponsors on tablet. We are focused on delivering a multi-screen platform that extends the user experience beyond the desktop portal onto the mobile device. Mobile, while not yet a meaningful source of revenue for us, could be an important area of growth for the future and will be an important area of focus in the strategic review described under “—Recent Developments Affecting Our Business and the Demand for Our Services” below. Although we believe that the substantial majority of our mobile users also access and engage with The WebMD Health Network on personal computers where we generate advertising and sponsorship revenue, our users could increasingly access our services through mobile devices. If users access our services through mobile devices as a substitute for access through personal computers, and if we are unable to successfully implement monetization strategies for our mobile services, our financial results could be negatively affected.

•

Online Marketing and Education Spending for Healthcare Products.    Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating consumers and physicians about them; however, only a small portion is currently spent on online services. We believe that these companies, which comprise the majority of the advertisers and sponsors of our public portals, are becoming increasingly aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians. In addition, in an effort to improve operating efficiencies, some pharmaceutical companies have been reducing their field sales forces in the past several years. We believe that, in their effort to achieve greater overall marketing efficiency, pharmaceutical companies should, over time, increase the use of online promotional marketing to physicians and other healthcare professionals. However, notwithstanding our general expectation for increased future demand, we cannot predict how long it will take for pharmaceutical, biotechnology and medical device companies to shift a more significant portion of their marketing expenditures to online services. In addition, as discussed under “— Recent Developments Affecting Our Business and the Demand for Our Services” below, many of these companies have been reducing their overall marketing and education spending and are expected to continue to do so. Furthermore, our advertising and sponsorship revenue may vary significantly from quarter to quarter due to a number of factors, including general economic and regulatory conditions and the following:

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

•

Recent Developments Affecting Our Business and the Demand for Our Services.    In the first nine months of 2012, we experienced reduced public portal advertising and sponsorship revenue, compared to the prior year period, as a result of what we believe has been a more cautious business outlook by many of our larger customers. In 2011, some of our pharmaceutical company customers experienced patent expirations for certain of their products and, since then, other such customers have experienced such patent expirations or are expected to experience patent expirations in the remainder of 2012 and over the next several years. In the pharmaceutical industry, patent expirations allow for competition from lower-priced generic versions of these drugs and generally result in the termination of marketing efforts for the drug. Additionally, we believe that these patent expirations have also led to, and may continue to lead to, significant overall reductions in marketing and educational expenditures by some of these pharmaceutical companies across their entire product portfolios, as well as delays in their budgeting and purchase decisions.

We expect the trends that caused reductions in our revenue during 2012 to continue for the remainder of the year and into 2013, as we anticipate that many of our customers will continue to reevaluate expenditures in various areas, including marketing expenditures across their entire product portfolios and their educational expenditures as they deal with both the ongoing and anticipated impact of patent expirations across their businesses as well as greater than expected delays in new product launches as a result of unanticipated delays in FDA approvals. Even if there is an increase in the number of new pharmaceutical products coming to market in the balance of 2012 and in 2013 and we were to make sales of advertising and sponsorship products relating to those products, marketing for these products would not be expected to commence immediately and, as a result, such sales, if any, would not begin to contribute to revenue until sometime during 2013.

In addition to pharmaceutical, biotechnology and medical device companies, our public portals advertisers and sponsors include consumer products companies, particularly for their products that relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention. We are in the process of implementing a redesign of our online healthy living and lifestyle content, including in the areas of beauty, diet, food and fitness, and family and pregnancy, and are developing proprietary content and tools that help individuals live a healthy lifestyle. Revenues from consumer products companies are more likely to reflect general economic conditions, and to be reduced to a greater extent during economic downturns, than revenues from pharmaceutical, biotechnology and medical device companies. Accordingly, revenues from these customers may continue to decline and may be subject to significant quarter-to-quarter variations.

Our advertising and sponsorship services are subject to competition from numerous alternatives, including traditional media, Internet search engines, social media Internet sites, and general interest consumer sites. Alternative channels have provided significant competition for our services to consumer products, pharmaceutical, biotechnology and medical device companies. Such competition may result in smaller customer commitments or pressure to reduce prices, both of which could reduce our profit margins.

We have stated publicly that, in response to the challenges facing our business (including those described above and those described under “— Use of Health Management Applications” below), we are conducting a strategic review of, among other things, our product and service offerings and how we market them to clients. Our goal is to strengthen the portfolio of our services for customers, while also diversifying our customer base to generate revenues in other parts of healthcare. We are also reevaluating our infrastructure to seek operational improvements and cost efficiencies, while improving our customer experience and investing in areas where we believe that there are growth opportunities. The strategic review includes evaluating, considering and executing changes to our existing ways of doing business as well as new business initiatives, both of which present risks and challenges and may not produce the results intended when decisions about them are made. In addition, subsequent events may alter the risks that were evaluated at the time decisions are made on these matters. Failure to effectively identify, assess and pursue strategic changes and new business initiatives may adversely affect our company and its prospects.

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

•

Healthcare Reform Legislation.    The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (which we refer to as the Reform Legislation), was signed into law in March 2010. The Reform Legislation makes extensive changes to the system of healthcare insurance and benefits in the United States. In general, the Reform Legislation seeks to reduce healthcare costs and decrease the number of uninsured legal United States residents by, among other things, requiring individuals to carry, and certain employers to offer, health insurance or be subject to penalties. The Reform Legislation also imposes new regulations on health insurers, including guaranteed coverage requirements, prohibitions on certain annual and all lifetime limits on amounts paid on behalf of or to plan members, increased restrictions on rescinding coverage, establishment of minimum medical loss ratio requirements, a requirement to cover certain preventive services on a first dollar basis, the establishment of state insurance exchanges and essential benefit packages, and greater limitations on how health insurers price certain of their products. The Reform Legislation also contains provisions that will affect the revenues and profits of pharmaceutical and medical device companies, including new taxes on certain sales of their products. Many of the provisions of the Reform Legislation that expand insurance coverage will not become effective until 2014, and many provisions require regulations and interpretive guidance to be issued before they will be fully implemented. Some provisions do not apply to health plans that were in place when the Reform Legislation was enacted and have not been substantially changed since. In addition, it is difficult to foresee how individuals and businesses will respond to the choices available to them under the Reform Legislation. Furthermore, the Reform Legislation will result in future state legislative and regulatory changes, which we are unable to predict at this time, in order for states to comply with certain provisions of the Reform Legislation and to participate in grants and other incentive opportunities. In addition, Congress has considered various proposals to repeal some or all of the Reform Legislation.

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

Background Information on Certain Significant Transactions

2012 Tender Offer.    On April 3, 2012, we completed a tender offer for our Common Stock and repurchased 5,769,230 shares at a price of $26.00 per share (we refer to this as the 2012 Tender Offer). The total cost of the 2012 Tender Offer was $150,759, which includes $759 of costs directly attributable to the purchase. The 2012 Tender Offer represented an opportunity for WebMD to return capital to stockholders who elected to tender their shares of WebMD Common Stock, while stockholders who chose not to participate in the tender offer automatically increased their relative percentage interest in our company at no additional cost to them.

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

Auction Rate Securities.    Effective April 20, 2010, we entered into an agreement pursuant to which we sold our holdings of auction rate securities (which we refer to as ARS), for an aggregate of $286,399. Under the terms of the agreement, we retained an option (which we refer to as the ARS Option), for a period of two years from the date of the agreement: (a) to repurchase from the purchaser the same principal amount of any or all of the various series of ARS sold at the agreed upon purchase prices received on April 20, 2010; and (b) to receive from the purchaser additional proceeds upon certain redemptions of the various series of ARS sold. Through the ARS Option, we received cash proceeds of $0 and $9,269 during the three and nine months ended September 30, 2012, respectively, and $0 and $16,561 during the three and nine months ended September 30, 2011, respectively. We recorded pretax gains of $0 and $8,074 during the three and nine months ended September 30, 2012, respectively, and a pre-tax loss of ($1,150) and a pre-tax gain of $14,679 during the three and nine months ended

September 30, 2011, respectively, related to the ARS Option. As of March 31, 2012, we no longer had any remaining positions related to the ARS Option and will receive no further cash proceeds.

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

Effective April 20, 2010, we entered into an agreement pursuant to which we sold all of our holdings of ARS for an aggregate of $286,399. Under the terms of the agreement, we retained an option (the “ARS Option”), for a period of two years from the date of the agreement: (a) to repurchase from the purchaser the same principal amount of any or all of the various series of ARS sold, at the agreed upon purchase prices received on April 20, 2010; and (b) to receive additional proceeds from the purchaser upon certain redemptions of the various series of ARS sold. Since April 20, 2010, the ARS Option has been classified as a Level 3 asset as its valuation required substantial judgment. The historical redemption activity of the specific ARS underlying the ARS Option was the most significant assumption used to determine the estimated value of the ARS Option. We were required to reassess the value of the ARS Option at each reporting period and changes in value were recorded within the statement of operations. We recognized gains of $0 and $8,074 during the three and nine months ended September 30, 2012, respectively, and a loss of ($1,150) and a gain of $14,679 during the three and nine months ended September 30, 2011, respectively, and received cash proceeds of $0 and $9,269 during the three and nine months ended September 30, 2012, respectively, and $0 and $16,561 during the three and nine months ended September 30, 2011, respectively. In the aggregate, the Company received total cash proceeds of $41,302 through the ARS Option during the period from April 20, 2010 through March 31, 2012. As of March 31, 2012, we no longer had any remaining positions related to the ARS Option. See Note 5 in the Notes to the Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our ARS Option.

•

Stock-Based Compensation.    Stock-based compensation expense for all share-based payment awards granted is determined based on the grant-date fair value. The grant date fair value for stock options is estimated using the Black-Scholes Option Pricing Model. We recognize these compensation costs net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment awards. As of September 30, 2012, there was approximately $63,000 of unrecognized stock-based compensation expense (net of estimated forfeitures) related to unvested stock options and restricted stock awards held by employees, which is expected to be recognized over a weighted-average period of approximately 2.6 years, related to our stock-based compensation plans.

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

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	$	%(a)	$	%(a)	$	%(a)	$	%(a)
Revenue	$117,513	100.0	$135,138	100.0	$337,128	100.0	$408,116	100.0
Cost of operations	53,295	45.4	49,097	36.3	161,009	47.8	148,698	36.4
Sales and marketing	33,136	28.2	29,597	21.9	95,061	28.2	94,161	23.1
General and administrative	23,083	19.6	22,787	16.9	73,851	21.9	67,614	16.6
Depreciation and amortization	6,508	5.5	6,781	5.0	20,151	6.0	19,929	4.9
Interest income	19	—	21	—	64	—	88	—
Interest expense	5,832	5.0	5,862	4.3	17,500	5.2	14,836	3.6
(Loss) gain on investments	—	—	(1,150)	(0.9)	8,074	2.4	14,679	3.6
Other expense	—	—	—	—	2,297	0.7	53	—

(Loss) income from continuing operations before income tax (benefit) provision	(4,322)	(3.7)	19,885	14.7	(24,603)	(7.3)	77,592	19.0
Income tax (benefit) provision	(1,202)	(1.0)	8,645	6.4	(7,604)	(2.3)	32,606	8.0

(Loss) income from continuing operations	(3,120)	(2.7)	11,240	8.3	(16,999)	(5.0)	44,986	11.0
Income from discontinued operations	2,235	1.9	2,994	2.2	2,743	0.8	10,388	2.5

Net (loss) income	$(885)	(0.8)	$14,234	10.5	$(14,256)	(4.2)	$55,374	13.6

(a)	Amounts may not add due to rounding.

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

The following table is a summary of our non-cash expenses included in the respective statements of operations captions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock-based compensation expense included in:
Cost of operations	$2,046	$1,718	$6,676	$5,677
Sales and marketing	1,932	2,286	6,397	6,865
General and administrative	5,634	5,804	22,820	16,427

Total stock-based compensation expense	$9,612	$9,808	$35,893	$28,969

Three and nine months ended September 30, 2012 and 2011

The following discussion is a comparison of our results of operations on a consolidated basis for the three and nine months ended September 30, 2012 and 2011.

Revenue

Our total revenue decreased by 13.0% and 17.4% to $117,513 and $337,128 in the three and nine months ended September 30, 2012, respectively, from $135,138 and $408,116 in the prior year periods. This decrease is primarily due to lower revenue from our public portals. A more detailed discussion regarding changes in revenue is included below under “— Supplemental Financial and Operating Information.”

Costs and Expenses

Cost of Operations.    Cost of operations increased to $53,295 and $161,009 for the three and nine months ended September 30, 2012, respectively, from $49,097 and $148,698 in the prior year periods. As a percentage of revenue, cost of operations was 45.4% and 47.8% for the three and nine months ended September 30, 2012, compared to 36.3% and 36.4% for the prior year periods. Included in cost of operations was non-cash expense related to stock-based compensation of $2,046 and $6,676 during the three and nine months ended September 30, 2012, respectively, compared to $1,718 and $5,677 in the prior year periods. Cost of operations excluding such non-cash expense was $51,249 and $154,333 for the three and nine months ended September 30, 2012, respectively, or 43.6% and 45.8% of revenue, compared with $47,379 and $143,021, or 35.1% and 35.0% of revenue for the prior year periods. The increase in absolute dollars was primarily attributable to an increase of approximately $4,700 and $15,400 of expenses for the three and nine month periods, respectively, associated with the operations and maintenance of our network, including efforts to drive and support the increased traffic to our Websites, expenses related to the development of new content and the development of tools and features designed to increase the engagement of visitors to our Websites, and costs associated with the creation and delivery of our advertising and sponsorship programs. The increase in these expenses was partially offset by a decrease of $800 and $4,100 for the three and nine month periods of distribution expense related to the phase out of our affiliate partner sites and other distribution partners. The increase as a percentage of revenue, excluding the non-cash expenses discussed above, for the three and nine months ended September 30, 2012 compared to the prior year periods, was due to the decrease in our revenue of 13.0% and 17.4%, respectively, combined with the increase in our cost of operations as certain of these expenses are fixed in nature and do not vary directly with revenue.

Sales and Marketing.    Sales and marketing expense increased to $33,136 and $95,061 for the three and nine months ended September 30, 2012, respectively, from $29,597 and $94,161 in the prior year periods. As a percentage of revenue, sales and marketing expense was 28.2% and 28.2% for the three and nine months ended September 30, 2012, compared to 21.9% and 23.1% in the prior year periods. Included in sales and marketing expense was non-cash expense related to stock-based compensation of $1,932 and $6,397 during the three and nine months ended September 30, 2012, respectively, compared to $2,286 and $6,865 in the prior year periods. Sales and marketing expense, excluding such non-cash expenses, was $31,204 and $88,664 during the three and nine months ended September 30, 2012, respectively, or 26.6% and 26.3% of revenue, respectively, compared to $27,311 and $87,296, or 20.2% and 21.4% of revenue for the prior year periods. The increase in absolute dollars was primarily attributable to an increase in certain compensation related costs and certain marketing expenses incurred in the first nine months of 2012 compared to the prior year period. The increase as a percentage of revenue, excluding the non-cash expenses discussed above, for the three and nine months ended September 30, 2012 compared to the prior year periods, was primarily due to the decrease in our revenue of 13.0% and 17.4%, respectively, without a commensurate decrease in our sales and marketing expenses as certain of these expenses are fixed in nature.

General and Administrative.    General and administrative expense was $23,083 and $73,851 for the three and nine months ended September 30, 2012, respectively, compared to $22,787 and $67,614 in the prior year periods. As a percentage of revenue, general and administrative expense was 19.6% and 21.9% in the three and nine months ended September 30, 2012, compared to 16.9% and 16.6% in the prior year periods. Included in general and administrative expense was non-cash stock-based compensation expense of $5,634 and $22,820, during the three and nine months ended September 30, 2012, respectively, compared to $5,804 and $16,427 in the prior year periods. The increase in non-cash stock-based compensation expense during the nine months ended September 30, 2012 compared to the prior year period was primarily due to the voluntary surrender of stock options by certain of our officers and directors and the related acceleration of the unrecognized stock-based compensation expense associated with those options during the March 2012 quarter. General and administrative expense, excluding such non-cash expense, was $17,449 and $51,031 in the three and nine months ended September 30, 2012, respectively, or 14.8% and 15.1% of revenue, compared to $16,983 and $51,187, or 12.6% and 12.5% of revenue for the prior year periods. While our general and administrative expenses, excluding non-cash stock-based compensation expense, were relatively consistent with the year ago periods, these expenses during the current year represented a higher percentage of revenue due to the 13.0% and 17.4% decreases in revenue during the three and nine months ended September 30, 2012, respectively.

Depreciation and Amortization.    Depreciation and amortization expense was $6,508 and $20,151 for the three and nine months ended September 30, 2012, respectively, which was relatively consistent when compared to $6,781 and $19,929 in the prior year periods.

Interest Income.    Interest income was $19 and $64 for the three and nine months ended September 30, 2012, respectively, compared to $21 and $88 in the same periods last year.

Interest Expense.    Interest expense was $5,832 and $17,500 for the three and nine months ended September 30, 2012, respectively, compared to $5,862 and $14,836 in the prior year periods. These amounts included non-cash interest expense of $1,081 and $3,244 during the three and nine months ended September 30,

2012, respectively, compared to $1,103 and $2,702 in the prior year periods. The increase in interest expense during the nine months ended September 30, 2012 compared to the prior year period is a result of the 2.50% Notes and 2.25% Notes being outstanding for the full nine-month period of 2012, while only being outstanding for a portion of the nine-month period of 2011.

(Loss) Gain on Investments.    During the three and nine months ended September 30, 2012, we recorded gains of $0 and $8,074, respectively, related to changes in the value of our ARS Option, compared to a (loss) gain on investments of ($1,150) and $14,679, respectively, in the prior year periods. As of March 31, 2012, we no longer hold any remaining positions related to the ARS Option. See “— Introduction — Background Information on Certain Significant Transactions — Auction Rate Securities” for additional information.

Other Expense.    Other expense was $0 and $2,297 for the three and nine months ended September 30, 2012, respectively, compared to $0 and $53 in the prior year periods. For the nine months ended September 30, 2012, other expense included cash severance and related expenses due to the resignation of our former Chief Executive Officer as well as expenses incurred in connection with the search and recruitment of our new Chief Executive Officer. For the nine months ended September 30, 2011, other expense consisted of $53 of external legal costs and expenses related to the investigation by the United States Attorney for the District of South Carolina and the SEC and the related insurance coverage litigation.

Income Tax (Benefit) Provision.    The income tax benefit was $1,202 and $7,604 for the three and nine months ended September 30, 2012, respectively, compared to an income tax provision of $8,645 and $32,606 in the prior year periods.

Income from Discontinued Operations, Net of Tax.    Income from discontinued operations, net of tax, was $2,235 and $2,743 during the three and nine months ended September 30, 2012, respectively. During the three and nine months ended September 30, 2012, we recognized an after-tax gain of $2,235 related to the receipt of approximately $3,600 from the United States Department of Justice in relation to the investigation by the United States Attorney for the District of South Carolina (which we refer to as the Investigation). These funds represented a reimbursement to us related to recoveries by the United States Department of Justice from former employees of a former subsidiary who pleaded guilty to the matters involved in the Investigation. None of the former employees who pleaded guilty were employees who the Company provided indemnification for in connection with the Investigation. Additionally, during the nine months ended September 30, 2012 income from discontinued operations includes a net state tax refund of $508 that we received in connection with the finalization of a state tax appeal related to the EPS Sale. Income from discontinued operations, net of tax, was $2,994 and $10,388 during the three and nine months ended September 30, 2011, respectively, and includes $2,994 related to an adjustment of the tax indemnification liability of our former Porex business as a result of the completion of an audit for one of the related matters. Also included in income from discontinued operations during the prior periods are adjustments to our indemnity obligations related to the investigation by the United States Attorney for the District of South Carolina and the related Coverage Litigation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue
Public portal advertising and sponsorship	$97,562	$115,033	$279,082	$346,504
Private portal services	19,951	20,105	58,046	61,612

	$117,513	$135,138	$337,128	$408,116

Earnings before interest, taxes, non-cash and other items (Adjusted EBITDA)	$17,611	$43,465	$43,100	$126,612
Interest, taxes, non-cash and other items
Interest income	19	21	64	88
Interest expense	(5,832)	(5,862)	(17,500)	(14,836)
Income tax benefit (provision)	1,202	(8,645)	7,604	(32,606)
Depreciation and amortization	(6,508)	(6,781)	(20,151)	(19,929)
Non-cash stock-based compensation	(9,612)	(9,808)	(35,893)	(28,969)
(Loss) gain on investments	—	(1,150)	8,074	14,679
Other expense	—	—	(2,297)	(53)

(Loss) income from continuing operations	(3,120)	11,240	(16,999)	44,986
Income from discontinued operations, net of tax	2,235	2,994	2,743	10,388

Net (loss) Income	$(885)	$14,234	$(14,256)	$55,374

The following discussion is a comparison of the results of operations for our two groups of revenue and our Adjusted EBITDA for the three and nine months ended September 30, 2012 and 2011.

Public Portal Advertising and Sponsorship.    Public portal advertising and sponsorship revenue was $97,562 and $279,082 in the three and nine months ended September 30, 2012, respectively, a decrease of $17,471 and $67,422, or 15.2% and 19.5% from the prior year periods. We believe that this decrease related primarily to a more cautious business outlook by many of our larger customers, and related reductions in their marketing expenditures. For a more detailed discussion, see “— Background Information on Certain Trends and Developments Affecting Our Business — Recent Developments Affecting Our Business and the Demand for Our Services.” In general, pricing remained relatively stable for our advertising and sponsorship programs and was not a significant source of the revenue decrease.

Private Portal Services.    Private portal services revenue was $19,951 and $58,046 in the three and nine months ended September 30, 2012, respectively, a decrease of $154 and $3,566, or 0.8% and 5.8% from the prior year periods. The decline in revenue during the 2012 periods compared to the prior year periods was primarily due to the full period impact of customers lost during 2011 and 2012 and a reduction in the level of services purchased by some of our customers during these periods. In general, pricing remained relatively stable for our private portal services and was not a significant source of the revenue decrease. The number of customers using our private portal platform at September 30, 2012 was 123 compared to 121 customers using our private portal platform at September 30, 2011.

Adjusted EBITDA.    Adjusted EBITDA decreased to $17,611 and $43,100 during the three and nine months ended September 30, 2012, respectively, compared to $43,465 and $126,612 in the prior year periods. As a percentage of revenue, Adjusted EBITDA was 15.0% and 12.8% for the three and nine months ended September 30, 2012, respectively, compared to 32.2% and 31.0% in the prior year periods. This decrease as a percentage of revenue was primarily due to the lower revenue in 2012. Many of our expenses are fixed in nature and do not vary directly with revenue, and accordingly, our Adjusted EBITDA as a percentage of revenue will fluctuate primarily as a result of changes in our revenue.

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

Liquidity and Capital Resources

As of September 30, 2012, we had $969,396 of cash and cash equivalents, and working capital of $965,460. Our cash and cash equivalents and working capital are affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, the timing of interest payments related to our convertible debt, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities from our continuing operations for the nine months ended September 30, 2012 was $44,032, which related to net loss of $14,256, adjusted for the income from discontinued operations of $2,743, the gain on investments of $8,074, the non-cash income tax benefit of $7,702 related to deferred income taxes, and other non-cash expenses of $59,288, which include depreciation and amortization expense, non-cash interest expense and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities resulted in an increase in cash of $17,519, due to cash provided by a decrease in accounts receivable of $26,325 offset by cash used as a result of a decrease in deferred revenue of $4,517, an increase in prepaid expenses and other assets of $2,529 and a decrease in accrued expenses and other long-term liabilities of $1,760.

Cash provided by operating activities from our continuing operations for the nine months ended September 30, 2011 was $98,487, which related to net income of $55,374, adjusted for income from discontinued operations of $10,388, the gain on investments of $14,679, the non-cash income tax provision of $5,378 related to deferred income taxes, and other non-cash expenses of $51,600, which include depreciation and amortization expense, non-cash interest expense and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities provided cash flow of $11,202, due to cash provided by a decrease in accounts receivable of $16,510 and a decrease in prepaid expenses and other assets of $1,238, offset by a decrease in deferred revenue of $6,370 and a decrease in accrued expenses and other long-term liabilities of $176.

Cash used in investing activities was $19,770 in the nine months ended September 30, 2012, compared to cash provided by investing activities of $500 in the nine months ended September 30, 2011. We received $9,269 related to our ARS Option in the nine months ended September 30, 2012 compared to $16,561 in the prior year period. We used $29,039 in connection with purchases of property and equipment in the nine months ended September 30, 2012 compared to $16,061 of purchases of property and equipment in the prior year period. The increase in purchases of property and equipment in the current year period primarily related to the planned leasehold improvements for our private portal locations as well as planned end-of-life replacement of servers and disk storage for our public portal data centers.

Cash used in financing activities was $176,842 in the nine months ended September 30, 2012, compared to cash provided by financing activities of $601,934 in the prior year period. Cash used in financing activities in the nine months ended September 30, 2012 principally related to the use of $150,759 in the tender offer we completed in April 2012 for the repurchase of approximately 5.8 million shares of our Common Stock. We also used $24,879 to repurchase shares of our Common Stock through our repurchase program. Cash provided by financing activities in the nine months ended September 30, 2011 principally related to the issuance of $400,000 aggregate principal amount of 2.50% Notes and $400,000 aggregate principal amount of 2.25% Notes. After deducting the related issuance costs, the issuance of our 2.50% Notes and 2.25% Notes resulted in an aggregate cash inflow of $774,745. Offsetting this cash inflow in the 2011 period was the use of $217,427 used for the repurchase of our Common Stock. During the nine months ended September 30, 2012 and 2011 we received cash proceeds of $827 and $26,435, respectively, related to the exercise of stock options, and used cash of $2,332 and $6,730, respectively, for withholding taxes due on stock-based awards. Also included in cash from financing activities during the nine months ended September 30, 2012 and 2011 were excess tax benefits on stock-based awards of $301 and $24,911, respectively.

Included in our consolidated statements of cash flows for the nine months ended September 30, 2012 is cash provided by discontinued operations of $759 related to the cash received in connection with the finalization of a state tax appeal related to the EPS Sale. Included in our consolidated statements of cash flows for the nine months ended September 30, 2011 are cash flows related to discontinued operations which include $136 in payments made in 2011 in connection with the defense costs of the former officers and directors of our former EPS subsidiary in connection with the investigation by the United States Attorney for the District of South Carolina and the SEC.

Potential future uses of cash include repurchases of our Common Stock and our anticipated capital expenditure requirements for the balance of 2012. Our capital expenditure requirements, which we estimate to be approximately $35,000 for the full year of 2012, relate to expansion of our facilities and improvements that will be deployed across our public and private portal Websites in order to enable us to service future growth in unique users and page views, as well as to create new sponsorship areas for our customers, and to improve the systems used to provide our private portal applications.

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

The value of our cash and money market investments, which were approximately $969 million at September 30, 2012, are not subject to changes in interest rates.

The 2.50% Notes and the 2.25% Notes have fixed interest rates; therefore, changes in interest rates will not impact our results of operations or financial position.

ITEM 4.    Controls and Procedures

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of September 30, 2012.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and Chief Financial Officer, concluded that no changes in WebMD’s internal control over financial reporting occurred during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

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

Risks Related to Our Operations and the Healthcare Content We Provide

If we are unable to provide content and services that attract and retain users to The WebMD Health Network on a consistent basis, our advertising and sponsorship revenue could be reduced

Users of The WebMD Health Network have numerous other online and offline sources of healthcare information and related services. Our ability to compete for user traffic on our public portals depends upon our ability to make available a variety of health, wellness and medical content, decision-support applications and other services that meet the needs of a variety of types of users, including consumers, physicians and other healthcare professionals, with a variety of reasons for seeking information. Our ability to do so depends, in turn, on:

•	our ability to hire and retain qualified authors, journalists and independent writers;

•	our ability to license quality content from third parties; and

•	our ability to monitor and respond to increases and decreases in user interest in specific topics.

We cannot assure you that we will be able to continue to develop or acquire needed content, applications and tools at a reasonable cost. In addition, since consumer users of our public portals may be attracted to The WebMD Health Network as a result of a specific condition or for a specific purpose, it is difficult for us to predict the rate at which they will return to our public portals.

A significant portion of the traffic to The WebMD Health Network is directed to us through the algorithmic search results on Internet search engines such as Google. Accordingly, in addition to providing quality content and tools, we seek to design our Websites to deliver that content and tools in ways that will cause them to rank well in algorithmic search engine results, which makes it more likely that search engine users will visit our Websites. This is commonly referred to as search engine optimization, or SEO. However, there can be no assurance that our SEO efforts will succeed in improving the ranking of our content or, even if they do result in such improvement, that the improved ranking will result in increased numbers of users and page views for our Websites. In addition, search engines frequently change the criteria that determine site rankings in their search results and our SEO efforts will not be successful if we do not respond to those changes appropriately and on a timely basis. Search engine providers may also prioritize search results generated by certain types of queries, including health related queries, based on criteria they select or may otherwise intermediate in the search results generated, which could, in some circumstances, reduce the ranking that would otherwise be provided to our Websites and increase the ranking of other sites. The failure to successfully manage SEO across The WebMD Health Network could result in a substantial decrease in traffic to The WebMD Health Network.

Because we generate revenue by, among other things, selling sponsorships of specific pages, sections or events on The WebMD Health Network, a decline in user traffic levels or a reduction in the number of pages viewed by users could cause our revenue to decrease and could have a material adverse effect on our results of operations.

Increasingly, individuals are using mobile devices to access online content and services and, if we fail to capture a significant share of this portion of the market for online health information services or fail to generate revenue from it, our business could be adversely affected

The number of people who access online content and services through smartphones, tablets and other mobile devices has increased dramatically in the past few years, including the number of physicians and other healthcare professionals who do so. Accordingly, the portion of our page views from mobile devices has increased rapidly and is expected to continue to increase. In addition, during 2012, we have noted a decline in page views from desktop computers as the usage from mobile devices increases. New devices and new platforms continue to be developed and released. It is difficult to predict the problems we may encounter in developing and maintaining versions of our services for use on these devices and we may need to devote significant resources to their creation, maintenance and support. If we fail to capture a significant share of this increasingly important portion of the market for online health information services (including the market for information services for physicians and other healthcare professionals), it could adversely affect our business.

We do not currently generate meaningful revenue from our mobile health information services, and our ability to do so successfully is unproven. Even if demand for our mobile applications exists and we achieve a significant share of the market for mobile health information services, we cannot assure you that we will be able to achieve significant revenue or profits from these services. Although we believe that the substantial majority of our mobile users also access and engage with The WebMD Health Network on personal computers where we generate advertising and sponsorship revenue, our users are increasingly accessing our services through mobile devices. If users access our services through mobile devices as a substitute for access through personal computers, and if we are unable to successfully implement monetization strategies for our mobile services, our revenue and financial results may be negatively affected.

We face significant competition for our healthcare information products and services

The markets for healthcare information products and services are intensely competitive, continually evolving and, in some cases, subject to rapid change.

•

Our public portals and mobile applications face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. We compete for users with online services and Websites that provide health-related information, including both commercial sites and not-for-profit sites. We compete for advertisers and sponsors with: health-related Websites; general interest consumer Websites that offer specialized health sub-channels or functions; other high-traffic Websites that include both healthcare-related and non-healthcare-related content and services, including social media Websites; search engines that provide specialized health search; and advertising networks that aggregate traffic from multiple sites. Our public portals also face competition from offline publications and information services.

•

Our private portals compete with: providers of healthcare decision-support tools and online health management applications, including personal health records; wellness and disease management vendors; and health information services and health management offerings of healthcare benefits companies and their affiliates.

Many of our competitors have greater financial, technical, product development, marketing and other resources than we do. These organizations may be better known than we are and have more customers or users than we do. We cannot provide assurance that we will be able to compete successfully against these organizations or any alliances they have formed or may form. In addition, we expect that competitors will continue to enter these markets. The competition we face for our services may result in smaller customer commitments or pressure to reduce prices, both of which could reduce our profit margins.

Failure to effectively identify, assess and pursue strategic changes and new business initiatives could adversely affect our company and its prospects

We have stated publicly that, in response to challenges facing our business, we are conducting a strategic review of, among other things, our product and service offerings and how we market them to clients. This includes evaluating, considering and executing changes to our existing ways of doing business as well as new business initiatives, both of which can be difficult. Any such changes and initiatives may be less effective than expected at the time of implementation. In addition, management may not properly assess the risks of any such changes or new business initiatives, and subsequent events may alter the risks that were evaluated at the time decisions are made on these matters. In addition, some of the opportunities we may consider could have challenges that are different than those associated with our existing products and services and could strain our financial, operational and management resources. Furthermore, there can be no assurance that the potential revenue streams from any investments that we may make in pursuing strategic change or new business opportunities will justify the amounts spent. Failure to effectively identify, assess and pursue strategic changes and new business initiatives may adversely affect our company and its prospects.

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

Certain of our pharmaceutical company customers experienced patent expirations for certain of their products in 2011 or 2012 and other such customers are expected to experience patent expirations in the remainder of 2012 and over the next several years. We believe that these patent expirations have also led to, and may continue to lead to, significant overall reductions in marketing and educational expenditures by some of these pharmaceutical companies across their entire product portfolios, as well as delays in their budgeting and purchase decisions. As a result, we have experienced reduced revenues in the first nine months of 2012. We expect the trends that caused these reductions in our revenue to continue for the remainder of 2012 and into 2013, as we anticipate that many of our customers will continue to reevaluate expenditures in various areas, including marketing expenditures across their entire product portfolios and their educational expenditures, as they deal with both the ongoing and anticipated impact of patent expirations across their businesses as well as greater than expected delays in new product launches as a result of unanticipated delays in FDA approvals.

We may be unsuccessful in our efforts to generate advertising and sponsorship revenue from consumer products companies

Much of our advertising and sponsorship revenue has, in the past, come from pharmaceutical, biotechnology and medical device companies. We also seek to generate advertising and sponsorship revenue from consumer products companies that are interested in communicating health-related or safety-related information about their products to our audience. However, while many consumer products companies are increasing the portion of their promotional spending used on the Internet, we cannot assure you that these advertisers and sponsors will find our consumer Websites to be as effective for promoting their products and services as competing channels, which include traditional media, Internet search engines, social media Internet sites, general interest consumer sites, and numerous other alternatives. Competition for this business may also result in smaller customer commitments or pressure to reduce prices, both of which could reduce our profit margins even if we are able to generate revenue. In addition, revenues from consumer products companies are more likely to reflect general economic conditions, and to be reduced to a greater extent during economic downturns, than revenues from pharmaceutical, biotechnology and medical device companies. Accordingly, revenues from this portion of our business may be subject to significant quarter-to-quarter variations and we may be unsuccessful in our efforts to develop this portion of our business or maintain its profitability.

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

Many of the provisions of the Reform Legislation that expand insurance coverage will not become effective until 2014, and many provisions require regulations and interpretive guidance to be issued before they will be fully implemented. Some provisions do not apply to health plans that were in place when the Reform Legislation was enacted and have not been substantially changed since. In addition, it is difficult to foresee how individuals and businesses will respond to the choices available to them under the Reform Legislation. Furthermore, the Reform Legislation will result in future state legislative and regulatory changes, which we are unable to predict at this time, in order for states to comply with certain provisions of the Reform Legislation and to participate in grants and other incentive opportunities. In addition, Congress has considered various proposals to repeal some or all of the Reform Legislation. Accordingly, while we do not currently anticipate any significant adverse effects on WebMD as a direct result of application of the Reform Legislation to our business or on our company in its capacity as an employer, we are unable to predict what the indirect impacts of the Reform Legislation will be on WebMD’s business through its effects on other healthcare industry participants, including pharmaceutical and medical device companies that are advertisers and sponsors of our public portals and employers and health plans that are clients of our private portals. Healthcare industry participants may respond to the Reform Legislation or to uncertainties created by the Reform Legislation by reducing their expenditures or postponing expenditure decisions, including expenditures for our services, which could have a material adverse effect on our business.

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

We may be subject to claims brought against us as a result of content we provide

Consumers access health-related information through our online services, including information regarding particular medical conditions and possible adverse reactions or side effects from medications. Physicians and other healthcare professionals use our services to access clinical reference sources, commentary from leading medical experts, medical news, and coverage of professional meetings and conferences. If our content, or content we obtain from third parties, contains inaccuracies, it is possible that physicians, consumers, employees, health plan members or others may sue us for various causes of action. Although our Websites and mobile applications contain terms and conditions, including disclaimers of liability, that are intended to reduce or eliminate our liability, the law governing the validity and enforceability of online agreements and other electronic transactions is evolving. We could be subject to claims by third parties that our online agreements with consumers and physicians that provide the terms and conditions for use of our public or private portals or mobile applications are unenforceable. A finding by a court that these agreements are invalid and that we are subject to liability could harm our business and require costly changes to our business.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by WebMD during the three months ended September 30, 2012 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
7/1/12 - 7/31/12	42,016	$14.38	37,500	$65,347,931
8/1/12 - 8/31/12	84,189	$14.59	79,270	$64,194,376
9/1/12 - 9/30/12	16,244	$15.23	—	$64,194,376

Total	142,449	$14.60	116,770

(1)	Includes the following number of shares withheld from WebMD Restricted Common Stock that vested during the respective periods in order to satisfy withholding tax requirements related to the vesting of the awards: 4,516 in July 2012, 4,919 in August 2012 and 16,244 in September 2012. The value of these shares was determined based on the closing price of WebMD Common Stock on the date of vesting.

(2)	In August 2011, a stock repurchase program (the “Program”) was established through which WebMD was authorized to use up to $75,000,000 to purchase shares of its Common Stock. During October 2011, WebMD’s Board of Directors authorized a $75,000,000 increase to the Program. For additional information see Note 6 to the Consolidated Financial Statements included in this Quarterly Report.

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

Date: November 9, 2012

EXHIBIT INDEX

Exhibit No.	Description

3.1

Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009

(Reg. No. 333-162651))

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))

3.3	Certificate of Designations for Series A Junior Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2011, as amended on November 7, 2011)

4.1	WebMD Health Corp. Amended and Restated 2005 Long-Term Incentive Plan, as amended effective July 24, 2012 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9,
2012)*

4.2	Amendment to Rights Agreement, dated as of October 18, 2012, between WebMD Health Corp. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2012)

10.1	Director Appointment Agreement, dated as of October 17, 2012, by and among the Registrant and Kensico Capital Management Corp. and the investment funds it advises (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 17, 2012)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Section 1350 Certification of Chief Executive Officer of Registrant

32.2	Section 1350 Certification of Chief Financial Officer of Registrant

99.1	Explanation of Non-GAAP Financial Measures

100.INS	XBRL Instance Document

100.SCH	XBRL Taxonomy Extension Schema Document

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

100.LAB	XBRL Taxonomy Extension Label Linkbase Document

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Agreement relates to executive compensation.

E-1