Form 10-K
period 2012-12-31
WebMD Health Corp.
filed 2013-03-01
CIK 1326583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐        No  ☑

As of June 29, 2012, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $967,844,000 (based on the closing price of the Common Stock of $20.51 per share on that date, as reported on the Nasdaq Global Select Market and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates).

As of February 25, 2013, there were 49,875,220 shares of Common Stock outstanding (including unvested shares of restricted Common Stock).

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s definitive proxy statement to be filed with the Commission relating to the registrant’s 2013 Annual Meeting of Stockholders is incorporated by reference into Part III.

WebMD®, Medscape®, CME Circle®, Medpulse®, eMedicine®, MedicineNet®, theheart.org®, RxList® and Select Quality Care® are among the trademarks of WebMD Health Corp. or its subsidiaries.

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

•	the inability to successfully deploy new or updated applications or services for our public portals, mobile platforms and private portals;

•	failure to preserve and enhance the “WebMD” brand and our other brands;

•

the inability to provide health coaching and condition management services that meet the needs of clients and potential clients of our private portals or the failure to do so with sufficient efficiency to make those services profitable for us;

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

Third party services that measure Internet usage apply their own methodologies to do so and, accordingly, may provide different usage statistics than those reported by our internal tracking technology.

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

Overview of Our Businesses

We are a leading provider of health information services to consumers, physicians and other healthcare professionals, employers and health plans through our public and private online portals, mobile platforms and health-focused publications. We engage consumers, physicians and other healthcare professionals across a multi-screen experience, allowing us to empower and enable health decisions anytime and anywhere. The online healthcare information, decision-support applications and communications services that we provide:

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

•

enable physicians and other healthcare professionals to access clinical reference sources, to stay abreast of the latest clinical information, to learn about new treatment options, to earn continuing medical education (or CME) and continuing education (or CE) credit, and to communicate with peers; and

•

enable employers and health plans to provide their employees and plan members with access to personalized health and benefit information and decision-support applications that help them make more informed benefit, provider and treatment choices, as well as personalized wellness and condition management services.

Public Portals.    The WebMD Health Network, our network of public portals for consumers and healthcare professionals, includes www.WebMD.com (which we sometimes refer to as WebMD Health), our primary public portal for consumers, and www.Medscape.com, our primary public portal for physicians and other healthcare professionals, as well as other sites through which we provide our branded health and wellness content, tools and services.

•

Our Websites and mobile applications for consumers help them take an active role in managing their health by providing objective health and wellness information. We also provide content relating to lifestyle and healthy living, including healthy beauty, diet and food, exercise and fitness, and family and pregnancy. Our mobile applications for consumers, which include the WebMD app, the WebMD Baby app, the WebMD Pain Coach app, the WebMD Allergy app and WebMD Magazine app, have been downloaded a total of more than 16 million times since their introductions.

•

Our Websites and mobile application for healthcare professionals help them improve their clinical knowledge and practice of medicine. Our original content includes daily medical news, conference coverage and expert commentary and columns by authors from widely respected clinical and academic institutions. We also provide access to full-text journal articles, reference materials and other medical content. Through Medscape Education (www.medscape.org), we offer a wide selection of free online CME and CE activities designed to educate healthcare professionals about important diagnostic and therapeutic issues. Medscape Mobile, our mobile application for physicians and other healthcare professionals, has been downloaded more than six million times since its introduction. Included in the free Medscape Mobile app are formulary information, medical calculators, drug, disease and condition references, and a drug interaction checker.

In 2012, The WebMD Health Network reached an average of approximately 110 million monthly unique visitors and delivered approximately 10.16 billion page views during the year, increases of 29% and 26% over the prior year, respectively. The prior year comparisons exclude traffic from WebMD’s former affiliate partner sites, which were phased out at the end of 2011. Our professional sites received average total physician visits of approximately 2.7 million per month in 2012.

Our public portals generate revenue primarily through the sale of advertising and sponsorship products, as well as CME services. There are no membership fees, usage charges or download charges for our public portals or mobile applications. We develop sponsored programs that target specific groups of health-involved consumers, clinically active physicians and other healthcare professionals and place these programs on the most relevant areas of The WebMD Health Network so that our advertisers and sponsors are able to reach, educate and inform these target audiences. Our advertisers and sponsors consist primarily of pharmaceutical, biotechnology and medical device companies, healthcare services companies, and consumer products companies whose products relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention. We also generate revenue through the sale of advertising in WebMD Magazine, a consumer publication that we distribute free of charge to physicians for use in their office waiting rooms. In addition, we generate revenue from the sale of certain information and data products.

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

We generate revenue from our private portals primarily through the licensing of our products to employers and health plans, either directly or through distribution relationships with employee benefits outsourcing companies, employee benefits consultants and other companies that assist employers in purchasing or managing employee benefits. We offer health coaching and condition management services on a per participant basis. Our private portals do not display or generate revenue from advertising or sponsorship.

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

PUBLIC PORTALS

Overview of The WebMD Health Network

Our consumer portals and mobile applications help consumers take an active role in managing their health by providing objective healthcare and lifestyle information. Our content offerings for consumers include access to health and wellness news articles and features and decision-support services that help them make better informed decisions about treatment options, health risks and healthcare providers. Our Websites and mobile application for physicians and other healthcare professionals help them improve their clinical knowledge and practice of medicine. Our content offerings for these professionals, which includes daily medical news, commentary, conference coverage, expert columns and CME activities, is written by authors from widely respected clinical and academic institutions and edited and managed by our in-house editorial staff.

The following provides a summary of the Websites included in The WebMD Health Network:

Consumer Sites	Description
www.webmd.com	WebMD Health, our flagship consumer portal.
www.medicinenet.com	A health information site for consumers offering content that is written and edited by practicing physicians, including an online medical dictionary with thousands of medical terms.
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

Professional Sites
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

We also provide related mobile applications, which are included in The WebMD Health Network. Our mobile applications for consumers, which include the WebMD app, the WebMD Baby app, the WebMD Pain Coach app, the WebMD Allergy app and WebMD Magazine app, have been downloaded a total of more than 16 million times since their introductions. Medscape Mobile, our mobile application for physicians and other healthcare professionals, has been downloaded more than six million times since its introduction. The WebMD Health Network also includes our international sites: the co-branded Boots WebMD health information site for United Kingdom consumers at www.WebMD.boots.com; and Medscape France (www.medscape.fr) and Medscape Germany (www.medscapedeutschland.de), our physician portals in those two countries.

In 2012, The WebMD Health Network reached an average of approximately 110 million monthly unique visitors and delivered approximately 10.16 billion page views during the year, increases of 29% and 26% over the prior year, respectively. Approximately 27% of page views during 2012 and 26% during 2011 were from international users of The WebMD Health Network. The prior year comparisons exclude traffic from WebMD’s former affiliate partner sites, which were phased out at the end of 2011.

Consumers and healthcare professionals are increasingly using smartphones, tablets and other mobile devices to access the Internet, with physicians increasingly using mobile devices during treatment at the point of care. Accordingly, the portion of our page views from mobile devices has increased rapidly in the past several years. Approximately 25% of our page views in 2012 and 13% in 2011 were delivered to U.S. mobile devices. We are focused on delivering a multi-screen platform that extends the user experience beyond the desktop portal onto the mobile device. Mobile, while not yet a meaningful source of revenue for us, could be an important area of growth for the future.

Consumer Services

Introduction.    The Internet has fundamentally changed the way consumers obtain information, enabling them to have immediate access to searchable information and dynamic interactive content. Healthcare consumers increasingly seek to educate themselves online about their healthcare-related issues, motivated in part by the larger share of healthcare costs they are being asked to bear due to changes in the benefit designs being offered by health plans and employers. Our goal is to provide consumers with an objective and trusted source of information and online tools that helps them play an active role in managing their health. We also provide content relating to lifestyle and healthy living, including healthy beauty, diet and food, exercise and fitness, and family and pregnancy.

In the past several years, video and multimedia applications have become an important part of what users expect from Internet sites. In addition, consumers are increasingly using the Internet to access social media as a means to communicate and exchange information, including information regarding health and wellness. Consumers are also increasingly using mobile devices and tablets to access online content and tools. Mobile, while not yet a meaningful source of revenue for us, could be an important area of growth for the future. We have invested and intend to continue to invest in software and systems that allow us to meet the demands of our users and sponsors, including customized content management and publishing technology to deliver interactive content, multimedia programming and personalized health applications that engage our users. In addition, we continue to focus on delivering a multi-screen platform that extends the user experience beyond the desktop portal onto mobile devices and tablets.

Overview of Content and Service Offerings.    WebMD Health and the other consumer portals in The WebMD Health Network provide our users with information, tools and applications in a variety of content formats. These content offerings include access to news articles and features, special reports, interactive guides, originally produced videos, self-assessment questionnaires, expert led Q&As, community discussions, and reference resources. By becoming a registered WebMD member, consumers can participate in our online communities and can opt-in to receive e-newsletters from WebMD on a variety of health-related topics or on specific conditions. There are no membership fees, usage charges or download charges for our consumer portals or mobile applications.

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
WebMD News Center

Health news articles that are written by journalists and reviewed by our professional staff. Content focuses on “news you can use” and the article topics reflect national news stories of interest in the popular media that day with original perspective from health and medical experts.

WebMD Editorial Features	Comprehensive content focusing on major health, wellness and lifestyle issues that are in the news or otherwise contemporary, with emphasis on health trends and national health issues.
WebMD Health and Wellness Centers

WebMD Health and Wellness Centers are centralized locations for content and services for both WebMD Health editorial offerings and sponsor offerings focusing on topics related to health, wellness and lifestyle. Each Health Center features expert and medically reviewed information enabling the user to easily locate the top articles, news, videos, community features and health or wellness assessments for each topic. We also provide users an alphabetical listing of all Health and Wellness Centers and other collections of articles, organized by specific health conditions and concerns, known as Health A-Z.

WebMD Health Guides and Wellness Guides

Anchored within our Health and Wellness Centers, our Health Guides and Wellness Guides are designed to guide users through their individual health journey. The most current symptom, diagnosis, treatment and care information related to a particular disease or condition topic can be found in our Health Guides. Our Wellness Guides cover a broad range of topics, including Nutrition, Fitness, Pregnancy and Parenting. These guides were created by our editorial staff of professional health writers in collaboration with our proprietary physician network.

WebMD Answers

WebMD Answers provides a trusted environment for consumers to ask health-related questions and receive information from physicians, and other experts, as well as from other consumers. WebMD Answers also gives users the ability to “follow” topics, people, organizations, and trending questions. Consumers can stay informed on the latest information relevant to their interests either via email messaging or by signing into WebMD and accessing a personalized WebMD Answers experience.

Feature	Description
WebMD Video	Originally produced multi-media content served on our custom video player. Includes health-related video of real patient stories and expert interviews, among other things, and includes narration, graphics and links to additional content on a given health topic. Sponsors are able to stream promotional messages within the video feature itself and within the surrounding viewing area. Videos are also included in our Health and Wellness Centers.
Slideshows	Our slideshows are designed to educate users on specific conditions and other health and healthy living topics in an engaging, visually rich format.
General Medical Information	Our medical library allows consumers to research information relating to diseases and common health conditions by providing searchable access and easy-to-read content, including:
— self-care articles
— drug and supplement references from leading publications, including First Data Bank®
— clinical trials and research study information
— a patient’s guide to medical tests
— interactive, illustrated presentations that visually explain common health conditions and diseases
— a medical dictionary
— doctors’ views on important health topics.

For a description of the access we provide to health information from the U.S. Food and Drug Administration, see “—Content Sharing Relationships” below.

Decision-Support Services and Other Online Tools.    Our decision-support services and other online tools help consumers make better-informed decisions about treatment options, health risks and healthcare providers, and assist consumers in their management and monitoring, on an ongoing basis, of personal health goals, specific conditions and treatment regimens.

Feature	Description
WebMD Health Checks and Evaluators

Clinical, algorithm-based self assessments for health conditions and wellness topics, including a personalized risk score based on the user’s individual self-reported characteristics (e.g., gender, age, behavioral risks, heredity), along with customized recommendations for further education, potential treatment options and a summary report to share with the user’s physician or healthcare professional.

WebMD Symptom Checker	An interactive graphic interface with advanced clinical decision-support rules that allows users to pinpoint potential conditions associated with their physical symptoms, gender and age.
WebMD Food & Fitness Planner

Our Food & Fitness Planner is an online journaling service focusing on diet, food and fitness, designed to help users attain their personal health, weight loss and weight management goals. Our Food & Fitness Planner helps users make more informed food, beverage and nutrition choices.

Feature	Description
WebMD Recipe Finder	Our Recipe Finder allows users to search our collection of recipes from WebMD and Eating Well magazine to help make healthy meal choices. Recipes can be searched and filtered by nutritional criteria.
First Aid & Emergencies	Directs users to educational and treatment information that may be useful in the event of certain medical emergencies. Also included in this resource is a First Aid A-Z glossary of terms.
Health and Wellness Tests & Tools

Provides access to interactive calculators and quizzes to assess or demonstrate health topics, including a target heart rate calculator, body mass index calculator, pregnancy calculator and ovulation calendar.

Slideshows	Our slideshows are designed to educate users on specific conditions and other health and healthy living topics in an engaging, visually rich format.
Drugs & Treatments	Users can search for information about prescription and over-the-counter medications by brand or generic name, or by condition.
WebMD Physician Directory	Enables users to find a physician based on the physician or practice name, specialty, zip code and distance.

Mobile.     We provide access to our consumer content and tools through WebMD Mobile, a version of our WebMD.com site tailored for viewing through mobile browsers at www.m.webmd.com. In addition, we offer mobile applications for consumers, including the WebMD App, the WebMD Baby App, the WebMD Pain Coach App, the WebMD Allergy App and WebMD Magazine App, which have been downloaded a total of more than 16 million times since their introductions.

•

Our WebMD App is a free application for consumers, available for Android, iPhone®, iPad® and Kindle Fire, that provides mobile access to certain WebMD content and tools, including Symptom Checker, First Aid, and Pill Identifier applications, as well as other health information.

•

Our WebMD Magazine App is a free interactive application available for the iPad®. The WebMD Magazine App provides a tablet-optimized reading experience, offering links to relevant articles, videos, blogs and slideshows on WebMD.com. Content within the WebMD Magazine App reflects the redesign of the print publication, described below.

•

Our WebMD Baby App is a free mobile application for parents of infants and toddlers, available for iPhone®, iPod® touch and Android. The WebMD Baby App gives new parents access to pediatrician-approved baby health and wellness information. WebMD Baby content was created exclusively for the app and is personalized for a baby’s specific age. WebMD Baby helps keep parents informed with easily accessible baby health and wellness information that they can trust. A personal growth chart for baby/toddler is also integrated into the app, allowing information to be easily added right from the pediatrician’s office. WebMD Baby won the 2012 Medical Marketing & Media Gold Award Recipient for Best Mobile App for Consumers.

•

Our WebMD Pain Coach App is a free mobile application for consumers and patients living with chronic pain, available for iPhone® and iPod® touch. The WebMD Pain Coach App, which was launched in September 2012, is a mobile companion to coach consumers through daily health and wellness choices so that they can better manage their pain while living a healthy life. It offers users a personalized experience by delivering daily physician-reviewed tips about managing their specific conditions to their mobile device, including those suffering from chronic back pain, neck pain, nerve pain, fibromyalgia, migraine, osteoarthritis, and rheumatoid arthritis. With the app, WebMD helps users take control of their lifestyle choices by enabling them to easily review their pain patterns so they can understand triggers, set goals and share progress with their physician.

•

Our WebMD Allergy App is a free mobile application that empowers consumers to take control of their allergies, available for iPhone® and iPod® touch. The WebMD Allergy App, which was launched in January 2013, provides allergy sufferers with personalized location-based allergy condition forecasts in combination with WebMD’s trusted information and insights. The WebMD Allergy App is further personalized with optional mobile notifications that warn when allergen levels are high, enabling app users to proactively manage their allergy conditions.

Social Networking.    The WebMD Community, our social networking initiative, gives consumers the ability to connect with health experts and with other WebMD members to exchange information, experiences and support. In addition to expert-led communities, members are empowered to create their own communities and to exchange information with other users. Users can also access content and experts through WebMD’s social media offerings on Facebook, Twitter, and Pinterest.

International.    We plan to pursue opportunities to expand the reach of our brands outside the United States. In certain markets outside the United States, we expect to accomplish this through partnerships or joint ventures with other companies having expertise in the specific country or region, while in other such markets we expect to rely primarily on our own internal resources. In October 2009, we launched a new health information Website in the United Kingdom with Boots UK, the United Kingdom’s leading pharmacy-led health and beauty retailer. The co-branded Boots WebMD site at www.WebMD.boots.com features daily health and wellness news, condition and healthy living centers, interactive health tools, WebMD’s symptom checker, specialized health search, health videos and interactive slide shows.

WebMD Magazine

WebMD Magazine is delivered free of charge to physicians in the United States for use in their office waiting rooms and reaches consumers right before they meet with their physicians. This allows sponsors to extend their advertising reach and to deliver their message when consumers are actively engaged in the healthcare process, and allows us to extend the WebMD brand into offline channels. We publish eight issues per year and had a rate base, in 2012, of approximately 1.3 million copies of each issue. We estimate that more than 8.5 million people are reading each issue of WebMD Magazine.

The editorial format of WebMD Magazine is specifically designed for the physician’s waiting room. Its editorial features and highly interactive format of assessments, quizzes and questions are designed to inform consumers about important health and wellness topics. We also publish a digital edition of WebMD Magazine online for WebMD members and, as described under “—Mobile” above, WebMD Magazine is available as a free interactive application for the iPad®.

Professional Services

Introduction.    The Internet has become a primary source of information for physicians and other healthcare professionals, and is growing relative to other sources, such as conferences, meetings and offline journals. Our Websites for healthcare professionals include Medscape, Medscape Education and theheart.org. Our Medscape Mobile application is a free mobile application for physicians that provides access to articles and other resources from Medscape and CME from Medscape Education. We also provide a version of each of these Websites that is tailored for viewing through mobile browers. Our professional sites received average total physician visits of approximately 2.7 million per month in 2012.

There are no membership fees and no usage charges for our professional sites or our Medscape Mobile application. However, users must register to access the full array of content and features. We generate revenue from our professional services by selling advertising and sponsorship programs primarily to companies that desire to reach physicians and other healthcare professionals. We also generate revenue through educational grants.

Medscape.    Medscape (www.medscape.com), our flagship portal for physicians and other healthcare professionals, is organized by medical specialty, with each supported specialty having its own customized content. Medscape also includes areas for nurses, pharmacists, medical students, and members interested in medical policy and business of medicine topics. Registration by users enables us to deliver medical content targeted to their specialty and areas of interest, based on information they provide in their registration profiles. The registration process also enables professional members to choose a home page tailored to their medical specialty or interests. Medscape members receive e-mail newsletters, tailored to their specialty and other areas of interest they select, that highlight new information and resources on Medscape. Medscape consists of:

•

Medscape News, which provides timely medical news, coverage of professional meetings and conferences and video and written commentary from leading medical experts. Medscape News content is written by our in-house news team, authors from widely respected academic and clinical institutions and other writers we work with, and is edited and managed by our in-house editorial staff. We produce in-depth interviews with medical experts and newsmakers, and provide alerts on critical clinical issues, including pharmaceutical recalls and product advisories. Medscape News also provides access to wire service stories and other news-related content and to full-text journal articles. For a description of the access that Medscape News provides to information from the U.S. Food and Drug Administration and The Centers for Disease Control and Prevention, see “—Content-Sharing Relationships” below.

•	Medscape Reference, which includes original content prepared for Medscape by over 6,000 physician and pharmacist authors and reviewers from leading medical centers, in the following categories:

—

Disease and Condition Articles.    More than 6,000 evidence-based and physician-reviewed disease and condition articles are organized to answer clinical questions, as well as to provide in-depth information in support of diagnosis, treatment, and other clinical decision-making. Many of these are illustrated with clinical photos and radiographic images.

—

Clinical Procedure Articles.    More than 800 clinical procedure articles provide detailed instructions, and include videos and images to help clinicians with new techniques or to improve their skills in procedures they have previously performed.

—

Medical Device Articles.    More than 100 medical device articles featuring information on medical devices used in clinical medicine. The articles provide in-depth information on the devices and their use in the treatment of medical conditions. Many of these are illustrated with clinical photos and radiographic images.

—

Drug Reference.    A drug reference database, with more than 2,400 monographs, for researching prescribing and safety information on brand-name, generic and over-the counter (OTC) drugs, including herbals and supplements.

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

theheart.org Cardiology Site.    theheart.org (www.theheart.org) is one of the leading cardiology Websites, known for its depth and breadth of content in this area. theheart.org’s content includes its news service, which covers breaking news across all the major subspecialties of cardiology. theheart.org also provides extensive video commentary from leading cardiologists, including in-depth panel discussions at the conclusion of major cardiology meetings. CME activities on theheart.org are developed and certified by Medscape, LLC or an accredited third party.

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

Medscape Mobile.    Medscape Mobile is a free mobile application, available on Android, Blackberry®, iPhone®, iPad®, and Kindle Fire, for physicians and other healthcare professionals that provides access to: articles and other resources from Medscape News; Medscape Reference’s drug reference database, drug interaction checker, clinical reference, treatment and procedure guides and the physician, pharmacy and hospital directories; and CME programs from Medscape Education. Medscape Mobile also provides offline access to reference content, treatment guides and the drug interaction checker. Medscape Mobile had been downloaded more than six million times since its introduction.

International.    We are pursuing opportunities to expand the reach of the Medscape brand outside the United States. In addition to visits to Medscape from physicians and health care professionals outside the U.S., we have begun providing some of our online services in the local language directly to healthcare professionals in France (www.medscape.fr), and Germany (www.medscapedeutschland.de), drawing on our expertise in delivering relevant medical information to health care professionals and working with editorial teams in those countries.

Advertising and Sponsorship

We believe that The WebMD Health Network offers an efficient means for advertisers and sponsors to reach a large audience of health-involved consumers, clinically-active physicians and other healthcare professionals or to target specific groups of consumers, physicians and other healthcare professionals based on their interests or specialties with placements in relevant locations on our portals or in our e-newsletters. See “User Privacy and Trust — Policies Regarding Advertisements, Sponsorships and Promotions” below for information regarding the policies we apply to advertisements and sponsored content on our public portals, including policies designed to make a clear distinction between the news stories, articles and other content that we create or license and the promotional information that is provided by our sponsors.

Our public portal services are typically priced at an aggregate price that takes into account the overall scope of the services provided, based upon the amount of content, tools and features, the degree of customization, and achievement of agreed-upon metrics. We also sell advertising on a CPM (cost per thousand impressions) basis, where an advertiser can purchase a set amount of impressions on that basis. An “impression” is a single instance of an ad appearing on a Web page. Our private portals do not generate revenue from advertising or sponsorship. See “Private Portals” below.

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

Sales and Marketing

Our sales, marketing and account management personnel work with pharmaceutical, medical device, biotechnology and consumer products companies and their agencies to place their advertisements and other sponsored products on our public portals and in WebMD Magazine. These individuals work closely with clients and potential clients and their agencies to develop innovative ways to bring their companies and their products and services to the attention of specific groups of consumers and healthcare professionals, and to create channels of communication with these audiences. See “User Privacy and Trust — Policies Regarding Advertisements, Sponsorships and Promotions” for information regarding the policies we apply to advertisements and sponsored content on our public portals.

We are investing in improved data analytics capabilities that will enhance our ability to demonstrate to advertisers and sponsors how promotional strategies implemented through WebMD impact physician and consumer behaviors and preferences. Enhanced analytic capabilities will also support WebMD’s internal development of user engagement strategies and new messaging and education services.

Content-Sharing Relationships

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

•	FDA information is also located within WebMD’s homepage, WebMD Health News, WebMD Health Search, RSS feeds, and targeted WebMD Newsletters and Special Reports, and also included in WebMD Magazine.

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

Healthcare Professionals. For healthcare professionals:

•

Content from the Medscape/FDA collaboration is available on various specialty homepages on Medscape.com and also housed in a dedicated area at Medscape.com/FDA. These materials cover a wide range of topics of interest to healthcare professionals and focus on the FDA’s role in protecting public health through ensuring the safety and quality of medical products.

•	Medscape and the FDA collaborate on important educational initiatives focusing on safety, risk management and other public health issues, such as the appropriate training of clinical investigators.

CDC.    The Centers for Disease Control and Prevention (CDC), part of the United States Department of Health and Human Services, is collaborating with Medscape News on a special series of CDC Expert Commentaries, available at http://www.medscape.com/partners/cdc/public/cdc-commentary. In this series, experts from the CDC offer video commentaries on current topics important to our audience of physicians, nurses, pharmacists and other healthcare professionals. The CDC and Medscape have also collaborated on educational activities for healthcare professionals on various topics, including: Prevention of Healthcare Associated Infections; Influenza Vaccine Safety; Safe Injection Practices; and Antibiotic Stewardship. In addition, for the past three years, Medscape has been the CME partner of the CDC Journal Emerging Infectious Diseases.

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

Our integrated health and benefits management solutions are delivered through private online portals that we host for our employer and health plan clients. Membership for each of our private portals is limited to the employees and members (and their dependents) of the respective employer and health plan clients. In some cases, retirees are also included in the employee populations. Our private portals are not part of The WebMD Health Network and do not involve advertising or sponsorship by third parties; and we do not include private portal users or page views when we measure The WebMD Health Network’s traffic volume.

We generate revenue from our private portals primarily through the licensing of our technology and content to employers and health plans, either directly or through our distributors. In addition, we offer online and offline health coaching and condition management services on a per participant basis.

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

Health Coaching and Condition Management

Telephonic, online, or onsite health coaching can be integrated with our private portal applications. Participants can share their online status with their health coach. Their coach, in turn, can refer them to employer or plan sponsored health programs or recommend appropriate online or offline health resources to help them meet their wellness goals. Our health coaches work one-on-one with employees and plan members to motivate them to improve their own health status by managing modifiable risk factors that lead to health conditions, by pursuing health conscious lifestyles, by actively seeking health and wellness knowledge and by understanding the impact of lifestyle decisions. We also offer a tobacco cessation specialty coaching program to address the health risks specifically associated with smoking and obesity.

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

Our new WebMD Condition Management ProgramsSM are designed to give individuals access to a wide range of online and offline resources to provide long-term support and motivation and help them make better decisions to manage their health, including ongoing, intensive one-on-one coaching by condition specialists, along with progress tracking tools and personalized messaging and rewards programs. We offer Condition Management Programs for five conditions: coronary artery disease, congestive heart failure, diabetes, chronic obstructive pulmonary disease and asthma.

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

Consumer Guidance Tools

We offer clients a comprehensive set of consumer guidance tools to help their employees and plan members understand the financial implications of their benefits options and make more informed benefits-related purchase decisions and to provide access to information and services that can help them factor quality and cost into decisions about care and treatment options. These tools include:

•

WebMD Health ConciergeSM is a decision-support application designed to help consumers make more informed healthcare decisions. Health Concierge provides access to information on conditions, treatments, and drugs. Users are able to search for specific health-related terms and are presented with an integrated set of personalized results based on the user’s gender, location, age, benefit plan and financial balances. Integrated results include out-of-pocket cost estimates, medication information, news and alerts from WebMD and government sources, questions to ask your doctor, treatment options to consider, and health education.

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

TECHNOLOGICAL INFRASTRUCTURE

Our public portals and private portals are delivered through Websites designed to address the healthcare information needs of their users with easy-to-use interfaces, search functions and navigation capabilities. We use customized content management and publishing technology to develop, edit, publish, manage, and organize the content for our Websites. We use ad-serving technology to store, manage and serve online advertisements. We also use specialized software for delivering personalized content through our private portals and, for registered members, through our public Websites. We have invested and intend to continue to invest in software and systems that allow us to meet the demands of our users and sponsors.

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

•

TRUSTe.    WebMD.com, MedicineNet.com, RxList.com, and eMedicineHealth.com, our mobile site and our mobile Applications are licensees of the TRUSTe Privacy Seal and our private portals deployment of the WebMD Behavior Change Platform is a recipient of the TRUSTe EU Safe Harbor programs. TRUSTe is an independent, non-profit organization whose goal is to build users’ trust and confidence in the Internet.

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

•

Digital Advertising Alliance (About Ads).    WebMD.com, MedicineNet.com, RxList.com, and eMedicineHealth.com are licensees of the Digital Advertising Alliance’s Ad Choices program. The Digital Advertising Alliance is a self-regulatory body that develops industry best practices and effective self-regulatory solutions for consumer choice in online behavioral advertising.

•

U.S. Department of Commerce.    Our private portals WebMD Behavior Change Platform is self-certified to the U.S. Department of Commerce in conjunction with the TRUSTe E.U. and Swiss Safe Harbor Certification program for compliance with the E.U. and Swiss Safe Harbor Frameworks.

We have won numerous awards for our Websites and for specific articles. Some of the awards we have recently received include the prestigious Society of Professional Journalists Award for deadline reporting, a Media Standard of Excellence Award from the Web Marketing Association, an Excellence in Partnership Award from the Centers for Disease Control and Prevention and a Gold Award from Medical Marketing and Media (MM&M) for Best Mobile App for Consumers (WebMD Baby App).

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

Policies Regarding Advertisements, Sponsorships and Promotions

All advertisements, sponsorships and promotions that appear on our Websites are subject to our Advertising Policies and/or our Sponsor Policy. We do not accept advertising that, in our opinion, is not factually accurate or is not in good taste. WebMD makes a clear distinction between the news stories, articles and other content that we create or license and the promotional information that comes from our sponsors. While content from a sponsor is subject to our Advertising Policy, it is not subject to our Editorial Policy. The sponsor is responsible for the accuracy and objectivity of its content and it is not reviewed by our Editorial Department for accuracy, objectivity or balance. Sponsors may also provide funding directly to WebMD without the sponsor having any control over the content. This category of content is subject to WebMD’s Editorial Policies and process for accuracy, balance, and objectivity.

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

COMPETITION

The markets we participate in are intensely competitive, continually evolving and, in some cases, are subject to rapid change. Some of our competitors have greater financial, technical, marketing and other resources than we do, and some are better known than we are. We cannot provide assurance that we will be able to compete successfully against these organizations.

Public Portals

Overview.    Our public portals and mobile applications face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors, and we expect that additional competitors will continue to enter the markets we participate in. Our advertisers and sponsors have numerous alternatives to choose from, including traditional media, Internet search engines, social media Internet sites, and general interest consumer sites. Such competition may result in smaller customer commitments or pressure to reduce prices, both of which could reduce our revenues and profit margins. Competitors for the attention of consumers and healthcare professionals also include public sector, non-profit and other Websites that provide healthcare information without advertising or sponsorships from third parties.

Consumer Portals.    Our consumer portals and mobile applications compete with online services, Websites and mobile applications that provide health, wellness and lifestyle information for consumers. These competitors include:

•	general purpose consumer Websites or search engines that offer specialized health, wellness and lifestyle sub-channels or functions, including yahoo.com, msn.com, AOL.com, Google and Bing;

•	other high traffic Websites that include healthcare-related and non-healthcare-related content and services, including social media Websites, such as Facebook; and

•

Websites and mobile applications that provide information and tools relating to specific diseases and conditions or other specific types of health, wellness and lifestyle content, as well as online communities, social media sites and blogs focused on these matters.

Competitors to our consumer portals also include advertising networks that aggregate traffic from multiple Websites, including advertising.com (which is owned by AOL), Tribal Fusion, Undertone Networks, Ad Blade and Everyday Health. Other competitors to our consumer portals include publishers and distributors of traditional offline media, including television, radio, books, newspapers and magazines targeted to consumers.

Professional Portals.    Competitors to our professional portals and mobile applications include Epocrates, Inc. (which has agreed to be acquired by athenahealth, Inc.), Clinical Care Options, MedPage Today (which is owned by Everyday Health), QuantiaMD, Sermo (now part of WorldOne) and UpToDate Inc. (which is owned by Wolters Kluwer Health). Other competitors to our professional portals include:

•	print journals and other specialized media targeted to healthcare professionals, many of which have established or may establish their own Websites or partner with other Websites;

•	offline medical conferences, CME programs and symposia;

•	vendors of e-detailing services, such as Physicians Interactive, and our clients’ own in-house detailing efforts; and

•	vendors of healthcare information and related services distributed through other means, including direct sales, mail and fax messaging.

Private Portals

Our private portal services compete, directly or indirectly, with various types of services provided by many different types of companies, including:

•	similar services offered by health plans and their affiliates, including Aetna, Humana, Kaiser Permanente and United Healthcare;

•

services offered by health management and disease management vendors, including Mayo Foundation for Medical Education and Research, StayWell Productions/MediMedia USA, Inc., Wellness + Prevention, Inc. (which was formerly known as HealthMedia), Healthways, Health Dialog (which is owned by Bupa) and Alere (a division of Inverness Medical Innovations); and

•

services of other providers of online personal health records, health and benefits decision-support tools and related applications and platforms, including Medem, CapMed, Epic Systems, Microsoft, and a variety of other companies.

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

The Federal Food, Drug, and Cosmetic Act, or FDC Act, and its implementing regulations require that prescription drugs be approved by the FDA prior to marketing. It is a violation to market, advertise or otherwise commercialize such products prior to approval. The FDA allows for preapproval exchange of scientific information, provided it is non-promotional in nature and does not draw conclusions regarding the ultimate safety or effectiveness of the unapproved drug. The FDA also refrains from regulating certain disease state materials so long as those materials do not make a representation or suggestion about a drug or device. Upon approval or clearance, the FDA’s regulatory authority extends to the labeling and advertising of prescription drugs and medical devices. Such products may be promoted and advertised only for uses reviewed and approved by the FDA. Labeling and advertising can be neither false nor misleading and must present all material information, including risk information, in a clear, conspicuous and neutral manner. There are also requirements for certain information (the “prescribing information” or “package insert” for promotional labeling and the “brief summary” for advertising) to be part of labeling and advertising. Labeling and advertising that violate these legal standards are subject to enforcement.

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

In 2009, the FDA solicited input on the issue of promoting FDA-regulated products using the Internet and social media. The Food and Drug Administration Safety and Innovation Act (FDASIA) directs the FDA to issue guidance, no later than July 9, 2014, regarding the use of the Internet to promote FDA-regulated medical products. There is a possibility that the FDA may issue a policy restricting or materially changing promotion using the Internet, social media and other sponsored health content on the Internet. We cannot predict what effect any such changes would have on our business. Although the FDA issued a 2011 guidance addressing the use of social media by consumers, it was limited to guidance regarding drug and device firms’ responses to public unsolicited requests for information made on Websites.

There are also advertising restrictions that apply outside of the United States. Our European Websites belonging to The WebMD Health Network must comply with the national laws of the respective countries whose physicians they address. Under these European laws, there are several restrictions regarding advertising of drugs or medical devices. There are, in particular, broad prohibitions on the advertising of prescription or reimbursed drugs to the general public, the use of indirect or disguised marketing, and the offering and providing of gifts or benefits with promotional purpose that are not of only minor value. If the relevant European national competent authorities find that any of our products and services, or any information on our Websites or in our mobile applications, violate applicable regulations, they may take regulatory or judicial action against us and/or the advertisers or sponsors of that information. Moreover, our competitors, or even competitors of advertisers and sponsors, may take actions against us and/or advertisers or sponsors of the information.

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

CME regulations also apply in other countries. For example, under German law, every CME program must be approved by the State Medical Chamber. Additionally, German CME-related services must be free of commercial/business interests and the provider of CME services must be compliant with German laws and regulations. In France, a new regulatory framework which restricts the organization of CME activities is being completed. These or similar restrictions in other countries may restrict our ability to carry out activities related to CME programs and/or refer to drugs or medical devices in such CME programs. Moreover, if we are not able to demonstrate compliance with these regulations, applicable approvals may not be obtained from competent authorities, which may impact our ability to provide CME-related services and which could have an adverse effect on our business.

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

HIPAA Privacy Standards and Security Standards

The Privacy Standards and Security Standards under the Health Insurance Portability and Accountability Act of 1996 (referred to as HIPAA) establish a set of national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses and healthcare providers (sometimes referred to as “covered entities” for purposes of HIPAA). Prior to February 17, 2010, the Privacy Standards and Security Standards did not apply directly to our operations and only covered entities were directly subject to potential civil and criminal liability under the Privacy Standards and Security Standards; as a “business associate” of covered entities, we were bound only by our contracts and agreements with those covered entities requiring us to use and disclose protected health information in a manner consistent with the Privacy Standards and Security Standards in providing services to those covered entities. However, the Health Information Technology for Economic and Clinical Health (HITECH) Act, which was enacted as part of the American Recovery and Reinvestment Act of 2009 (ARRA), strengthened and expanded the HIPAA Privacy Standards and Security Standards and made certain provisions directly applicable to portions of our business that operate as business associates, such as those managing employee or plan member health information for employers or health plans. In January 2013, the U.S. Department of Health and Human Services (or HHS) issued a final HITECH omnibus rule implementing significant changes to the HIPAA Standards, including the obligations of business associates and their potential liability for violating the regulations. Compliance with most of the new requirements will be required by September 23, 2013. In connection with the sale by HLTH of its Emdeon Business Services business (or EBS), EBS agreed to license, through February 2018, certain de-identified data to HLTH for use in the development and commercialization of certain information products and services that use clinical data. We are currently using the data received under this license in our information services products.

With respect to our private portals, HITECH creates obligations for us to report any unauthorized use or disclosure of protected health information, known as a breach, to our covered entity customers. The 2013 final HITECH rule modifies the breach reporting standard in a manner that will likely make more data security incidents qualify as reportable breaches. In addition, HITECH imposes similar data breach notification requirements on vendors of personal health records that will require us to notify affected individuals and the FTC in the event of a data breach involving the unsecured personal information of users of our public portal services.

HITECH increased civil penalty amounts for violations of HIPAA and significantly strengthens enforcement by requiring the HHS to conduct periodic audits to confirm compliance and authorizing state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of HIPAA Privacy Standards and Security Standards that threaten the privacy of state residents. These new Privacy and Security provisions will require us to incur additional costs and may restrict our business operations. These new provisions, as modified by the 2013 final omnibus rule, will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our customers and strategic partners.

Genetic Information Nondiscrimination Act (GINA)

The Genetic Information Nondiscrimination Act (referred to as GINA), enacted in May 2008, does not apply directly to WebMD, although it does apply to our private portal customers, including both employers and group health plans. GINA was enacted to prevent discrimination by group health plans, health insurance issuers and employers on the basis of genetic information. WebMD’s Health Risk Assessment (or HRA), HealthQuotient, is typically offered to employees by their employer or group health plan as a voluntary component of a wellness program. The U.S. Departments of Labor, HHS and Treasury published Interim Final Rules implementing portions of Title I of GINA in October 2009, which generally apply to group health plans and health insurance issuers for plan years that began on or after December 7, 2009. The Interim Final Rules prohibit health plans from requesting, requiring or purchasing genetic information prior to or in connection with enrollment, or at any time for underwriting purposes, and state that “underwriting purposes” includes any incentive or disincentive (such as decreasing or increasing premiums) for completing an HRA. “Genetic information” is defined broadly to include information about an individual’s family medical history. The agencies have not finalized the regulations to date. However, in September 2010, the Department of Labor provided additional guidance in the form of frequently asked questions stating that, while a plan may not require an individual to complete a health risk assessment that requests family medical history in order to receive a wellness program reward, it may use genetic information to make a determination regarding payment, or regarding the medical appropriateness of a treatment or service. HHS also issued a final rule implementing section 105 of GINA in January 2013. The final rule specifically provides that genetic information is a type of health information that is covered by HIPAA’s Privacy Standards and Security Standards, and specifically prohibits it from being used or disclosed for underwriting purposes (including any incentive or disincentive for completing an HRA).

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

While each customer is responsible for ensuring that the wellness and benefit selections it offers are compliant with GINA, WebMD may face challenges as a result of varying interpretations of the law by our customers and by the multiple enforcing agencies and uncertainties over the final form of certain of the rules. Our customers’ interpretations of the law have required us to modify the HealthQuotient product and we could experience increases in operational costs or decreases in demand for our products.

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

Anti-Corruption Laws

The United States and other countries have adopted anti-corruption laws that generally prohibit directly or indirectly giving, offering or promising inducements to public officials to elicit an improper commercial advantage. Under applicable U.S., German, and most European law, this prohibition has been interpreted to apply to doctors and other medical professionals who work in state-run hospitals and state-run healthcare systems outside the United States. Some of these laws also prohibit directly or indirectly giving, offering or promising (and, in some cases, accepting or soliciting) inducements to (or from) private parties to elicit (or grant) an improper commercial advantage. During 2012, the U.S. government brought enforcement actions that resulted in significant monetary penalties against several companies operating in the global healthcare industry for violations of anti-corruption laws resulting from illegal payments made to non-U.S. medical professionals.

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

International Regulation

We are pursuing opportunities to expand the reach of our brands outside the United States. In certain markets outside the United States, we expect to accomplish this through partnerships or joint ventures with other companies having expertise in the specific country or region, while in other such markets we expect to rely primarily on our own internal resources. We intend to structure our participation in markets outside the United States in compliance with the laws and regulations that apply to such participation. However, as in the United States, the healthcare industry is highly regulated in many other jurisdictions and we may not be able to accurately anticipate the applicability of healthcare laws and regulations to our participation in such markets.

Many European countries have adopted laws and regulations similar to the U.S. laws and regulations described elsewhere in this section of the Annual Report. These include, for example, regulations like the anti-kickback laws, false claim laws, medical professional regulations, genetic privacy and nondiscrimination regulations, restrictions regarding advertising and promotion of drugs and medical devices and CME regulations. These European laws and regulations may impose additional operational requirements or restrictions on our business, and increase our cost of doing business. For example, we have implemented certain Website access restrictions that are intended to limit the display of advertising of drugs and medical devices if required by local law, so that such advertising will be seen only by appropriate healthcare professionals. If the applicable regulatory authorities find our access restrictions to be inadequate, they may require us to establish stricter access restrictions. Moreover, such authorities and/or our competitors or even competitors of our advertisers and sponsors may take action against us and/or our advertisers or sponsors if they believe that we have violated the applicable laws.

In addition, many countries and governmental bodies have, or are developing, laws that may apply to online health information services of the types we provide, or to Internet sites generally, including laws regarding the collection, use, storage and dissemination of personal information or patient data. To the extent our operations are located within their jurisdiction or are directed at individuals within their jurisdiction, these laws may apply to us. In addition, those governments may attempt to apply such laws extraterritorially or through treaties or other arrangements with U.S. governmental entities. To the extent we fail to accurately anticipate the application or interpretation of these laws, we could be subject to liability and adverse publicity, which could negatively affect our business. In Europe, the current national implementations of the existing general data protection Directive 95/46/EC and of the e-Privacy Directive 2002/58/EC provide for criminal and administrative sanctions in case of violations, even though criminal sanctions are very rarely imposed. For example, France and Germany provide for administrative fines of up to 300,000 Euros (approximately 360,000 USD) in case of illegal collection or processing of personal identifiable information. Under the new draft General Data Protection Regulation on data protection proposed by the European Commission in January 2012, fines of up to 1,000,000 Euros (approximately 1,200,000 USD) or up to 2% of the global sales of the infringer could be imposed.

Many European countries have established cost reduction measures within their health systems or are intending to do so. This is intended to reduce the spending of the mainly publicly funded health systems in Europe. For example, Germany already established a new risk benefit drug assessment that adversely affects the prices of newly introduced medicinal products. Thus, it is possible that our advertisers and sponsors will face cost reduction measures and reduce their expenditures or postpone expenditure decisions, including expenditures for our services, which could have material adverse effects on our business.

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

Both the FTC’s staff report and the White House’s Privacy White Paper reflect a continuing governmental interest in, and assessment of, online privacy issues. How these issues are ultimately resolved, whether through self-regulatory programs, legislation and regulation or some combination and the specifics of any such regimes, may significantly impact our operations.

In Europe, Directive 2009/136/EC of the European Parliament and of the Council requires the user’s full information and consent prior to the installation and use of any so-called “cookie” on a user’s computer. This Directive has been implemented differently, in various member states of the European Union, and national requirements to remain compliant with the respective laws may vary. Nevertheless, the provisions of this directive, whether effectively implemented in national laws, are now applicable in all the member states of the European Union and enforcement actions are now being considered by local data protection authorities. In addition, in January 2012, the European Commission published a draft General Data Protection Regulation on data protection for the revision of the currently applicable data protection framework. The potential resulting new framework sets out additional requirements for users’ consent for offline and online marketing. If enacted, this instrument will further strengthen the already very densely regulated area of Internet privacy in Europe. In addition, this revised European legislation, if adopted, would increase the likelihood of the applicability of European law to entities established outside the European Union but processing data of European data subjects.

European healthcare advertising laws stipulate several restrictions on advertising of drugs and medical devices to the public. In particular, in several countries, the advertising of prescription drugs to the general public is not allowed. Thus, these European countries require access restrictions for Websites that contain such advertisements, which are only allowed to be addressed to healthcare professionals. Accordingly, Websites in The WebMD Health Network that are addressed to physicians in specific European countries (such as the Medscape Germany or France Websites) must be accessible only to healthcare professionals by an appropriate access check. If the applicable European competent authority does not acknowledge the respective Website to have appropriate access controls, the authority may require us to establish stricter access controls or ultimately may take action against us.

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

COPPA.    The Children’s Online Privacy Protection Act, or COPPA, applies to operators of commercial Websites and online services directed to U.S. children under the age of 13 that collect personal information from children, and to operators of general audience sites with actual knowledge that they are collecting information from U.S. children under the age of 13. Except for our fit.WebMD.com site, our sites are not directed at children and our general audience site, WebMD Health, states that no one under the applicable age is entitled to use the site. In addition, WebMD Health employs a kick-out procedure whereby users identifying themselves as being under the age of 13 during the registration process are not allowed to register for the site’s member only services, such as message boards and live chat events. Our fit.WebMD.com site is designed to comply with the provisions of COPPA. The FTC issued a revised COPPA rule in late 2012. We do not anticipate our fit.WebMD.com site or other sites not being in compliance with the revised rule.

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

The Genetic Information Nondiscrimination Act restricts the collection or use of genetic information for underwriting purposes, and treats the offering of incentives or disincentives for completing an HRA or participating in a wellness program as underwriting. See “—Genetic Information Nondiscrimination Act (GINA),” above.

We provide certain services related to wellness programs in connection with our private portals. See “Private Portals” above. We believe that we are in compliance with the laws and regulations applicable to these services, to the extent they apply to us.

Medical Professional Regulation

The practice of most healthcare professions requires licensing under applicable state law, as well as under applicable national law of most of the European countries. In addition, the laws in some states and European countries prohibit business entities from practicing medicine, which is referred to as the prohibition against the corporate practice of medicine. We do not believe that we engage in the practice of medicine, and we have attempted to structure our Websites, strategic relationships and other operations to avoid violating these state licensing and professional practice laws. We do not believe that we provide professional medical advice, diagnosis or treatment. We employ and contract with physicians who provide only health information to consumers, and we have no intention to provide medical care or advice. A state, however, may determine that some portion of our business violates these laws and may seek to have us discontinue those portions or subject us to penalties or licensure requirements. Any determination that we are a healthcare provider and acted improperly as a healthcare provider may result in liability to us.

Healthcare Reform

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

However, we believe that certain aspects of the Reform Legislation and future implementing regulations that seek to reduce healthcare costs may create opportunities for WebMD, including with respect to our personal health record applications and health and benefits decision-support tools and, more generally, with respect to our capabilities in providing health and wellness information and education. For example, the Reform Legislation encourages use of wellness programs through grants to small employers to establish such programs, permission for employers to offer larger rewards than under prior law, in the form of waivers of cost-sharing, premium discounts, or additional benefits, to employees for participating in these programs and meeting certain standards, and the inclusion of wellness services and chronic disease management among the essential health benefits that certain plans are required to provide. In addition, we believe that, as the Reform Legislation is implemented and consumers begin shopping for health insurance in the new markets that it creates, WebMD will be well positioned to provide information and decision-support tools to assist consumers in choosing an appropriate health plan for their needs. However, we cannot yet determine the scope of any such opportunities or what competition we may face in our efforts to pursue such opportunities.

OTHER INFORMATION

Employees

As of December 31, 2012, we had approximately 1,500 employees (after giving full effect to the impact of a workforce reduction of approximately 250 positions that was still in the process of being implemented on that date).

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

Risks Related to Our Operations and the Healthcare Content We Provide

If we are unable to provide content and services that attract users to The WebMD Health Network on a consistent basis, our advertising and sponsorship revenue could be reduced

Users of The WebMD Health Network have numerous other online and offline sources of healthcare information and related services. Our ability to compete for user traffic on our public portals depends upon our ability to make available a variety of health, wellness and medical content, decision-support applications and other services that meet the needs of a variety of types of users, including consumers, physicians and other healthcare professionals, with a variety of reasons for seeking information. Our ability to do so depends, in turn, on:

•	our ability to hire and retain qualified authors, journalists and independent writers;

•	our ability to license quality content from third parties; and

•	our ability to monitor and respond to increases and decreases in user interest in specific topics.

If consumers and healthcare professionals do not perceive our content, applications and tools to be useful, reliable and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement with our health information services. We cannot assure you that we will be able to continue to develop or acquire needed content, applications and tools at a reasonable cost. In addition, since consumer users of our public portals may be attracted to The WebMD Health Network as a result of a specific condition or for a specific purpose, it is difficult for us to predict the rate at which they will return to our public portals. Because we generate revenue by, among other things, selling sponsorships of specific pages, sections or events on The WebMD Health Network, a decline in user traffic levels or a reduction in the number of pages viewed by users could cause our revenue to decrease and could have a material adverse effect on our results of operations.

A significant portion of the traffic to The WebMD Health Network is directed to us through algorithmic search results on Internet search engines and, if we are listed less prominently in search result listings, our business and operating results could be harmed

A significant portion of the traffic to The WebMD Health Network is directed to us through the algorithmic search results on Internet search engines such as Google. Algorithms are used by search engines to determine the listings, and the order of such listings, displayed in response to specific searches. Accordingly, in addition to providing quality content and tools, we seek to design our Websites to deliver that content and tools in ways that will cause them to rank well in algorithmic search engine results, which makes it more likely that search engine users will visit our Websites. This is commonly referred to as search engine optimization, or SEO. However, there can be no assurance that our SEO efforts will succeed in improving the ranking of our content or, even if they do result in such improvement, that the improved ranking will result in increased numbers of users and page views for our Websites. In addition, search engines frequently change the criteria that determine site rankings in their search results and our SEO efforts will not be successful if we do not respond to those changes appropriately and on a timely basis. Search engine providers may also prioritize search results generated by certain types of queries, including health-related queries, based on criteria they select or may otherwise intermediate in the search results generated, which could, in some circumstances, reduce the ranking that would otherwise be provided to our Websites and increase the ranking of other sites. If we are unable to respond effectively to changes made by search engine providers in their algorithms and other processes, a substantial decrease in traffic to The WebMD Health Network could occur, which could cause our revenue to decrease and have a material adverse effect on our results of operations.

Increasingly, individuals are using mobile devices to access online content and services and, if we fail to capture a significant share of this portion of the market for online health information services or fail to generate revenue from it, our business could be adversely affected

The number of people who access online content and services through smartphones, tablets and other mobile devices has increased dramatically in the past few years, including the number of physicians and other healthcare professionals who do so. Accordingly, the portion of our page views from mobile devices has increased rapidly and is expected to continue to increase. In addition, during 2012, we noted a decline in page views from desktop computers as the usage from mobile devices increased. New devices and new platforms continue to be developed and released. To compete in this area, we must develop health information services for mobile devices that users find engaging, that work with a variety of mobile operating systems and networks, and that achieve a high level of market acceptance. If we fail to capture a significant share of this increasingly important portion of the market for online health information services (including the market for information services for physicians and other healthcare professionals), it could adversely affect our business. It is difficult to predict the problems we may encounter in developing and maintaining mobile services and we may need to devote significant resources to their creation, maintenance and support.

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

Many of our competitors have greater financial, technical, product development, marketing and other resources than we do. These organizations may be better known than we are and have more customers or users than we do. We cannot provide assurance that we will be able to compete successfully against these organizations. In addition, we expect that competitors will continue to enter these markets. The competition we face for our services may result in fewer or smaller customer commitments or pressure to reduce prices, which could reduce our profit margins.

Failure to effectively identify, assess and pursue strategic changes and new business initiatives could adversely affect our company and its prospects

During the second half of 2012, in response to the challenges facing our business, we conducted a strategic review of, among other things, our product and service offerings and how we market them. Based on that review, we are working to strengthen our portfolio of services, taking steps to diversify our client base and prioritizing resources to key areas of future growth. Some of the opportunities we are working on have challenges that are different than those associated with our existing products and services and could strain our financial, operational and management resources. Furthermore, there can be no assurance that the potential revenue streams from any investments that we may make in pursuing strategic change or new business opportunities will justify the amounts spent. Failure to effectively identify, assess and pursue strategic changes and new business initiatives may adversely affect our company and its prospects.

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

Failure to enhance the analytic capabilities we use to demonstrate the value of our services to advertisers and sponsors could adversely affect our ability to market our services

We are working to enhance the analytic capabilities we use to demonstrate to advertisers and sponsors how promotional strategies implemented through WebMD impact physician and consumer behaviors and preferences. Our ability to demonstrate the value of advertising and sponsorship on The WebMD Health Network will depend, in part, on the accuracy of our analytics and measurement capabilities, on our ability to develop reporting tools using the capabilities and our ability to further improve such capabilities and tools. If we are unable to enhance our analytic capabilities, it could adversely affect our ability to market our services and we may lose business to competitors even if our advertising and sponsorship services are superior to theirs.

Restrictions on our ability to access or use various forms and sources of data could adversely impact our business

We are increasingly using data analytics based on information that we collect regarding usage of our public portals, as well as other third party sources of data. Our use of data regarding users of our public portals is governed by the privacy policies posted on those sites and is designed to comply with applicable laws and regulations, including HIPAA, as is our use of any third party data. In addition, we sell certain information products on a standalone basis utilizing de-identified data that we license from a third party source. Changes to our ability to access or use data could adversely affect our ability to implement improved analytics or to offer information products on a standalone basis. Accordingly, our business could be adversely impacted if, for any reason (including, but not limited to, changes in applicable laws and regulations) the data we use becomes unavailable or the conditions on its availability are not commercially reasonable or are inconsistent with our planned usage. In addition, the quality of our data analytics depends on the reliability of the information that we are able to obtain. If the information we use contains errors or is otherwise unreliable, analyses we create and actions we take based on those analyses could be wrong, which could hurt our reputation and business.

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

The time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program, as well as the additional time period before our services are delivered, may be longer than expected, especially for medium-sized and larger contracts, and may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals, including internal approvals relating to compliance with the laws and regulations applicable to the marketing of healthcare products. We experienced, from time to time, a lengthening of this internal review process by pharmaceutical and biotechnology companies, which has resulted in delays in contracting as well as delays in recognizing expected revenue under executed contracts and which may continue to cause such delays. Other factors that could affect the timing of contracting for specific programs with advertisers and sponsors, or receipt of revenue under such contracts, include:

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

Certain of our pharmaceutical company customers experienced patent expirations for certain of their products in 2011 or 2012 and other such customers are expected to experience patent expirations over the next several years. We believe that these patent expirations have also led to, and may continue to lead to, significant overall reductions in marketing, selling and educational expenditures by some of these pharmaceutical companies across their entire product portfolios, as well as delays in their budgeting and purchase decisions. We expect these trends to continue in 2013, as companies deal with both the ongoing and anticipated impact of patent expirations across their businesses as well as greater than expected delays in new product launches.

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

We are beginning to provide condition management services to clients of our private portals, which will involve additional risks and challenges and which may not be profitable

We have recently begun to provide condition management services to private portal clients and plan to expand that portion of our business. Our initial offerings include programs targeting individuals struggling with obesity, diabetes, coronary artery disease and congestive heart failure. Our condition management programs include ongoing, intensive one-on-one coaching by condition specialists, along with targeted online resources and progress tracking tools. Providing condition management services involves new risks and challenges for us, including: the need to obtain and retain necessary licenses, permits and regulatory clearances and approvals related to these services; difficulty in quantifying the costs savings and other benefits for our clients from these services; and difficulty in differentiating our condition management services from those of competitors, some of whom may be able to provide such services at a lower cost. We cannot predict the demand among our existing private portals clients and other potential clients for our condition management services and cannot provide assurance that the revenue opportunities from providing these services will justify the costs involved in developing the required capabilities and delivering the services to clients.

Contractual relationships with governmental customers may impose special burdens on us and provide special benefits to those customers, including the right to change or terminate the contract in response to budgetary constraints or policy changes

A portion of our revenues come from customers that are governmental agencies or vendors to such agencies. Government contracts and subcontracts may be subject to some or all of the following:

•	termination when appropriated funding for the current fiscal year is exhausted or becomes unavailable;

•

termination for the governmental customer’s convenience, subject to a negotiated settlement for costs incurred and profit on work completed, along with the right to place contracts out for bid before the full contract term, as well as the right to make unilateral changes in contract requirements, subject to negotiated price adjustments;

•

“most-favored” pricing disclosure requirements that are designed to ensure that the government can negotiate and receive pricing akin to that offered commercially and requirements to submit proprietary cost or pricing data to ensure that government contract pricing is fair and reasonable;

•

commercial customer price tracking requirements that require contractors to monitor pricing offered to a specified class of customers and to extend price reductions offered to that class of customers to the government;

•

reporting and compliance requirements related to, among other things: equal employment opportunity, affirmative action for veterans and for workers with disabilities, and accessibility for the disabled;

•	broader audit rights than we would usually grant to non-governmental customers; and

•

specialized remedies for breach and default or failure to meet service level commitments, including setoff rights, retroactive price adjustments, and civil or criminal fraud penalties, as well as mandatory administrative dispute resolution procedures instead of state contract law remedies.

In addition, certain violations of federal law may subject government contractors to having their contracts terminated and, under certain circumstances, suspension and/or debarment from future government contracts.

Expansion to markets outside the United States will subject us to additional risks

One element of our growth strategy is to seek to expand our online services to markets outside the United States. In certain markets outside the United States, we expect to accomplish this through partnerships or joint ventures with other companies having expertise in the specific country or region, while in other such markets we expect to rely primarily on our own internal resources. For example, in certain markets outside of the United States, we are providing some of our online services in the local language directly to healthcare professionals and, to a lesser extent, consumers. The provision of online services in foreign languages presents additional challenges. Our company has only recently begun this activity and, therefore, has limited experience in this area. Our participation in international markets is subject to certain other risks beyond those applicable to our operations in the United States, such as:

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

Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies

The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Existing and new laws and regulations affecting the healthcare industry could create unexpected liabilities for us, could cause us to incur additional costs and could restrict our operations. Many healthcare laws are complex, and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services that we provide. However, these laws and regulations may nonetheless be applied to our products and services. Our failure to accurately anticipate the application of these laws and regulations, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our business. Even in areas where we are not subject to healthcare regulation directly, we may become involved in governmental actions or investigations through our relationships with customers that are regulated, and participation in such actions or investigations, even if we are not a party and not the subject of an investigation, may cause us to incur significant expenses. Some of the risks we face from healthcare regulation are as follows:

•

Regulation of Drug and Medical Device Advertising and Promotion.    The WebMD Health Network provides services involving advertising and promotion of prescription and over-the-counter drugs and medical devices and claims of nutritional supplements. If the Food and Drug Administration (FDA) or the Federal Trade Commission (FTC) finds that any of our products and services or any information on The WebMD Health Network, in our mobile applications, or in WebMD Magazine violates applicable regulations, they may take regulatory or judicial action against us and/or the advertiser or sponsor of that information. State attorneys general may take similar action based on their state’s consumer protection statutes. Any increase or change in regulation of drug or medical device advertising and promotion could make it more difficult for us to contract for sponsorships and advertising. The Food and Drug Administration Safety and Innovation Act (FDASIA) directs the FDA to issue guidance, no later than July 9, 2014, regarding the use of the Internet to promote FDA-regulated medical products. We cannot predict what the FDA’s policy towards Internet promotion will be, or what actions the FDA or industry participants may take in the future. Recent private industry initiatives have resulted in voluntary restrictions, which advertisers and sponsors have agreed to follow. Advertising restrictions apply not only to our business in the United States but also to our operations in Europe. Our European Websites belonging to The WebMD Health Network must comply with the national laws of the respective countries whose physicians they address. Under these European laws, there are several restrictions regarding advertising of drugs or medical devices. There are, in particular, broad prohibitions on the advertising of prescription or reimbursed drugs to the general public, the use of indirect or disguised marketing, and the offering and providing of gifts or benefits with promotional purpose which are not only of minor value. If the relevant European national competent authorities find that any of our products and services, or any information on our Websites or in our mobile applications, violated applicable regulations, they may take regulatory or judicial action against us and/or the advertisers or sponsors of that information. Moreover, our competitors, or even competitors of advertisers and sponsors, may take actions against us and/or advertisers or sponsors of the information. Our advertising and sponsorship revenue could be materially reduced by additional restrictions on the advertising of prescription drugs and medical devices to consumers, whether imposed by law or regulation or required under policies adopted by industry members.

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

•

Medical Professional Regulation.    The practice of most healthcare professions requires licensing under applicable state law as well as under applicable national law of most of the European countries. In addition, the laws in some states and European countries prohibit business entities from practicing medicine. If a state determines that some portion of our business violates these laws, it may seek to have us discontinue those portions or subject us to penalties or licensure requirements. Any determination that we are a healthcare provider and have acted improperly as a healthcare provider may result in liability to us.

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

We believe that none of our existing online services and mobile applications are subject to regulation as a medical device under applicable FDA regulations. However, it is possible that products or services that we may offer in the future could subject us to such regulation or that current rules could change or be interpreted to apply to some of our existing online services or mobile applications. Complying with such regulations could be burdensome and expensive and could delay our introduction of new services or applications.

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

We have editorial procedures in place to provide quality control of the information that we publish or provide. However, we cannot assure you that our editorial and other quality control procedures will be sufficient to ensure that there are no errors or omissions in particular content. Even if potential claims do not result in liability to us, investigating and defending against these claims could be expensive and time-consuming and could divert management’s attention away from our operations. In addition, our business is based on establishing the reputation of our portals as trustworthy and dependable sources of healthcare information. Allegations of impropriety or inaccuracy, even if unfounded, could harm our reputation and business.

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

In Europe, the respective healthcare advertising laws stipulate several restrictions on advertising of drugs and medical devices to the public. In particular, in several countries, the advertising of prescription drugs to the general public is not allowed. Thus, these European countries require access restrictions for Websites that contain such advertisements, which are only allowed to be addressed to healthcare professionals. This means these Websites of The WebMD Health Network that are addressed to physicians in specific European countries (such as the Medscape Germany or France Websites) must be accessible only to healthcare professionals by an appropriate access check. If the respective European competent authority does not acknowledge the respective Website to have appropriate access controls, the authority may require us and/or our European entity to establish stricter access controls or ultimately may take action against us and/or our European entity.

Internet user privacy, personal data security and the use of consumer information to track online activities are major issues both in the United States and abroad. For example, in February 2009, the FTC published Self-Regulatory Principles to govern the tracking of consumers’ activities online in order to deliver advertising targeted to the interests of individual consumers (sometimes referred to as behavioral advertising). These principles serve as guidelines to the industry. In December 2010, following a series of workshops, the FTC issued a preliminary staff report containing a proposed framework for businesses and policymakers for online consumer privacy issues and, in March 2012, the FTC issued a final report setting forth its current views on best practices, to protect the privacy of consumers, to be implemented by companies that collect and use consumer data. Also in March 2012, the White House released a Privacy White Paper that outlined the Obama Administration’s proposal for a new American privacy framework based on a Consumer Bill of Privacy Rights and which called for the development of industry-specific voluntary, enforceable privacy codes of conduct through a collaborative multi-stakeholder process. Both the FTC and the White House called for Congress to develop baseline privacy legislation and the FTC also called on industry to accelerate the pace of self-regulation. The FTC has otherwise been active in investigating and entering into consent decrees under its current unfair or deceptive trade practices authority with companies because of their online privacy and data security practices. There is a possibility of legislation, regulation and increased enforcement activities relating to privacy and behavioral advertising. For example, the FTC issued revised Children’s Online Privacy Protection Act (COPPA) rules in late 2012 that broaden the scope of the regulations. In addition, some bills have been introduced in Congress, and more are expected, that, if passed, could impose substantial new regulations on online behavioral advertising activities.

In Europe, Directive 2009/136/EC of the European Parliament and of the Council requires the user’s full information and consent prior to the installation and use of any so-called “cookie” on a user’s computer. This Directive has been implemented differently, if at all, in member states of the European Union and national requirements to remain compliant with the respective law may vary. Nevertheless, the provisions of this directive, whether effectively implemented in national laws, are now applicable in all the member states of the European Union and enforcement actions are now being considered by local data protection authorities. In addition, in January 2012, the European Commission published a draft General Data Protection Regulation on data protection for the revision of the currently applicable data protection framework. The potential resulting new framework sets out additional requirements for users’ consent for offline and online marketing. If enacted, this instrument will further strengthen the already very densely regulated area of Internet privacy in Europe. In addition, this revised European legislation, if adopted, would increase the likelihood of applicability of European law to entities established outside the European Union but processing data of European data subjects.

We have privacy policies posted on our Websites that we believe comply with existing applicable laws requiring notice to users about our information collection, use and disclosure practices. We also notify users about our information collection, use and disclosure practices relating to data we receive through offline means such as paper health risk assessments. Moreover, we take steps to reasonably protect certain sensitive personal information we hold. We cannot assure you that the privacy policies and other statements we provide to users of our products and services, or our practices, will be found sufficient to protect us from liability or adverse publicity in this area. A determination by a state or federal agency or court, or European data protection authority or competent court, that any of our practices do not meet applicable standards, or the implementation of new standards or requirements, could adversely affect our business.

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

The Privacy Standards and Security Standards under the Health Insurance Portability and Accountability Act of 1996 (or HIPAA) establish a set of national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses and healthcare providers (referred to as covered entities) and their business associates. Previously, only covered entities were directly subject to potential civil and criminal liability under these Standards. However, the Health Information Technology for Economic and Clinical Health (HITECH) Act, which was enacted as part of the American Recovery and Reinvestment Act of 2009 (ARRA), amended the HIPAA Privacy Standards and Security Standards and made certain provisions applicable to those portions of our business, such as those managing employee or plan member health information for employers or health plans, that are business associates of covered entities. Currently, we are bound by certain contracts and agreements to use and disclose protected health information in a manner consistent with the Privacy Standards and Security Standards. Beginning on February 17, 2010, some provisions of the HIPAA Privacy Standards and Security Standards began to apply directly to us. For periods prior to that, depending on the facts and circumstances, we could potentially be subject to criminal liability for aiding and abetting or conspiring with a covered entity to violate the Privacy Standards or Security Standards. As of February 17, 2010, we became directly subject to HIPAA’s criminal and civil penalties. HITECH increased civil penalty amounts for violations of HIPAA and significantly strengthens enforcement by requiring HHS to conduct periodic audits to confirm compliance and authorizing state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of HIPAA Privacy Standards and Security Standards that threaten the privacy of state residents. In January 2013, HHS issued a final HITECH omnibus rule implementing significant changes to the HIPAA Standards, including the obligations of business associates and their potential liability for violating the regulations. Compliance with most of the new requirements will be required by September 23, 2013. We cannot assure you that we will adequately address the risks created by these amended HIPAA Privacy Standards and Security Standards. In addition, we are unable to predict what changes to these Standards might be made in the future or how those changes, or other changes in applicable laws and regulations, could affect our business.

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

This will also apply in other countries. For example, under German law, every CME program must be approved by the State Medical Chamber. Additionally, German CME-related services must be free of commercial/business interests and the provider of CME services must be compliant with German laws and regulations. In France, a new regulatory framework which restricts the organization of CME activities is being completed. These or similar restrictions in other countries may restrict our ability to carry out activities related to CME programs and/or refer to drugs or medical devices in such CME programs. Moreover, if we are not able to demonstrate compliance with these regulations, applicable approvals may not be obtained from governmental authorities, which may impact our ability to provide CME-related services and which could have an adverse effect on our business.

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

Failure to comply with applicable anti-corruption laws could subject us to penalties and other adverse consequences

The United States and other countries have adopted anti-corruption laws that generally prohibit directly or indirectly giving, offering or promising inducements to public officials to elicit an improper commercial advantage. Under applicable U.S., German, and most European law, this prohibition has been interpreted to apply to doctors and other medical professionals who work in state-run hospitals and state-run healthcare systems outside the United States. Some of these laws also prohibit directly or indirectly giving, offering or promising (and, in some cases, accepting or soliciting) inducements to (or from) private parties to elicit (or grant) an improper commercial advantage. During 2012, the U.S. government brought enforcement actions that resulted in significant monetary penalties against several companies operating in the global healthcare industry for violations of anti-corruption laws resulting from illegal payments made to non-U.S. medical professionals.

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

We lease approximately 100,000 square feet of office space in New York City for our corporate headquarters and certain of our operations under a lease for which the original term expires in December 2015 and, at our option, can be extended to December 2020. We also lease additional office space in New York City and lease office space and operational facilities in: Elmwood Park, New Jersey; Atlanta, Georgia; Montreal, Canada; Chicago, Illinois; Ashburn, Virginia; Indianapolis, Indiana; Portland, Oregon; San Clemente, California; and Paris, France.

Item 3.	Legal Proceedings

The information relating to legal proceedings contained in Notes 3 and 7 to the Consolidated Financial Statements included in this Annual Report is incorporated herein by this reference.

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

	High	Low
2011
First quarter	$58.53	$50.97
Second quarter	58.55	42.62
Third quarter	49.24	29.22
Fourth quarter	38.51	25.56
2012
First quarter	$40.24	$24.51
Second quarter	25.71	20.18
Third quarter	20.99	13.52
Fourth quarter	16.82	13.13

The market price of our Common Stock has fluctuated in the past and is likely to fluctuate in the future. Changes in the market price of our Common Stock may result from, among other things:

•	quarter-to-quarter variations in operating results;

•	operating results being different from our previously announced guidance or from analysts’ estimates or opinions;

•	changes in analysts’ earnings estimates;

•	changes in financial guidance or other forward-looking information;

•	new products, services or pricing policies introduced by us or our competitors;

•	acquisitions by us or our competitors;

•	developments in existing customer relationships;

•	actual or perceived changes in our business strategy;

•	developments in new or pending litigation and claims;

•	sales of large amounts of our Common Stock;

•	changes in general business or regulatory conditions affecting the healthcare, information technology or Internet industries;

•	changes in general economic conditions; and

•	fluctuations in the securities markets in general.

In addition, the market prices of our Common Stock and of the stock of other Internet-related companies have experienced large fluctuations, sometimes quite rapidly. These fluctuations often may be unrelated to or disproportionate to operating performance.

Holders

On February 25, 2013, there were approximately 1,550 holders of record of our Common Stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to determine the total number of stockholders represented by these record holders, but we believe there are more than 30,000 holders of our Common Stock.

Dividends

We have never declared or paid any cash dividends on our Common Stock, and we do not anticipate paying cash dividends in the foreseeable future.

Repurchases of Equity Securities During the Fourth Quarter of 2012

The following table provides information about purchases by WebMD during the three months ended December 31, 2012 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
10/01/12 – 10/31/12	986	$14.43	—	$64,194,376
11/01/12 – 11/30/12	113,785	$13.67	104,600	$62,762,852
12/01/12 – 12/31/12	43,872	$14.24	41,332	$62,173,158

Total	158,643	$13.83	145,932

(1)	Includes the following number of shares withheld from WebMD Restricted Common Stock that vested during the respective periods in order to satisfy withholding tax requirements related to the vesting of the awards: 986 in October; 9,185 in November; and 2,540 in December. The value of these shares was determined based on the closing price of WebMD Common Stock on the date of vesting.

(2)	In August 2011, a stock repurchase program (the “Program”) was established through which WebMD was authorized to use up to $75,000,000 to purchase shares of its common stock. During October 2011, WebMD’s Board of Directors authorized a $75,000,000 increase to the Program. For additional information, see Note 10 to the Consolidated Financial Statements included in this Annual Report.

Performance Graph

The following graph compares the cumulative total stockholder return on WebMD Common Stock with the comparable cumulative return of the NASDAQ Composite Index and the Research Data Group (RDG) Internet Composite Index over the period of time covered in the graph. The graph assumes that $100 was invested in WebMD Common Stock and in each index on December 31, 2007. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements and notes thereto, which are included elsewhere in this Annual Report.

	Years Ended December 31,(1)(2)
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$469,866	$558,775	$534,519	$438,536	$373,462
Cost of operations	216,361	201,677	187,831	165,753	135,138
Sales and marketing	127,659	124,326	120,874	112,101	106,080
General and administrative	97,618	91,271	85,496	89,620	88,053
Depreciation and amortization	28,399	26,801	27,578	28,185	28,410
Interest income	86	112	3,949	9,149	35,300
Interest expense	23,334	20,645	11,453	23,515	26,428
Loss (gain) on convertible notes	—	—	23,332	(10,120)	—
Gain (loss) on investments	8,074	18,516	(9,517)	—	(60,108)
Gain on sale of EBS Master LLC	—	—	—	—	538,024
Restructuring	7,579	—	—	—	7,416
Transaction, severance and other expense	2,297	2,328	72	12,435	5,949

(Loss) income from continuing operations before income tax (benefit) provision	(25,221)	110,355	72,315	26,196	489,204
Income tax (benefit) provision	(2,134)	46,167	20,043	(45,491)	26,638
Equity in earnings of EBS Master LLC	—	—	—	—	4,007

Consolidated (loss) income from continuing operations	(23,087)	64,188	52,272	71,687	466,573
Consolidated income from discontinued operations, net of tax	2,743	10,388	1,800	49,354	94,682

Consolidated net (loss) income inclusive of noncontrolling interest	(20,344)	74,576	54,072	121,041	561,255
Income attributable to noncontrolling interest	—	—	—	(3,705)	(1,032)

Net (loss) income attributable to Company stockholders	$(20,344)	$74,576	$54,072	$117,336	$560,223

Amounts attributable to Company stockholders:
(Loss) income from continuing operations	$(23,087)	$64,188	$52,272	$67,018	$465,725
Income from discontinued operations	2,743	10,388	1,800	50,318	94,498

Net (loss) income attributable to Company stockholders	$(20,344)	$74,576	$54,072	$117,336	$560,223

Basic (loss) income per common share:
(Loss) income from continuing operations	$(0.45)	$1.11	$0.93	$1.40	$5.99
Income from discontinued operations	0.05	0.18	0.04	1.05	1.22

Net (loss) income attributable to Company stockholders	$(0.40)	$1.29	$0.97	$2.45	$7.21

Diluted (loss) income per common share:
(Loss) income from continuing operations	$(0.45)	$1.08	$0.85	$1.21	$4.92
Income from discontinued operations	0.05	0.17	0.03	0.86	0.96

Net (loss) income attributable to Company stockholders	$(0.40)	$1.25	$0.88	$2.07	$5.88

Weighted-average shares outstanding used in computing per share amounts:
Basic	50,862	57,356	55,328	47,400	77,738

Diluted	50,862	59,124	62,228	57,740	97,824

	As of December 31,(1)(2)
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and investments	$991,835	$1,121,217	$400,501	$808,144	$917,897
Working capital (excluding assets and liabilities of discontinued operations)	966,235	1,132,431	420,353	159,539	633,462
Total assets	1,490,625	1,641,025	942,202	1,288,548	1,501,734
Convertible notes, net of discount	800,000	800,000	—	227,659	614,018
Noncontrolling interest	—	—	—	—	134,223
Stockholders’ equity	509,989	674,436	752,895	564,768	496,698

(1)	On October 23, 2009, WebMD Health Corp. (“WebMD”) completed a merger (the “Merger”) with HLTH Corporation (“HLTH”), with WebMD continuing as the surviving company. Prior to the Merger, HLTH owned more than 80% of WebMD’s outstanding capital stock. In the Merger, each share of HLTH Common Stock was converted into 0.4444 shares (the “Exchange Ratio”) of WebMD Common Stock. The accounting treatment for the Merger resulted in HLTH being treated as the acquiring entity of the WebMD non-controlling interest. Accordingly, the pre-acquisition consolidated financial statements of HLTH became the historical financial statements of WebMD following the completion of the Merger, adjusted as follows:

•

for the year ended December 31, 2008, (a) the weighted-average shares outstanding used in computing income per common share have been adjusted by multiplying the historical weighted-average shares outstanding for HLTH by the Exchange Ratio and (b) basic and diluted income per common share have been recalculated to reflect the adjusted weighted-average shares outstanding for the periods presented; and

•	for the year ended December 31, 2009, these adjustments only apply to the portion of that year prior to the completion of the Merger on October 23, 2009.

In addition, in the Consolidated Statements of Operations included in this Item 6, “Net (loss) income attributable to Company stockholders” reflects an adjustment for the noncontrolling stockholders’ share of the net income of WebMD until completion of the Merger.

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

This Item 7 contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” on page ii of this Annual Report for a discussion of the uncertainties, risks and assumptions associated with these statements. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in our forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” in Item 1A of this Annual Report and those included elsewhere in this Annual Report. In this Item 7, dollar amounts (other than per share amounts) are stated in thousands, unless otherwise noted.

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

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of December 31, 2012.

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

Our public portals for consumers enable them to obtain health and wellness information (including information on specific diseases or conditions), check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest and participate in online communities with peers and experts. Our public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (which we refer to as CME) credit and communicate with peers. We also provide mobile health information applications for use by consumers and physicians. We generate revenue from our public portals primarily through the sale of advertising and sponsorship products, as well as CME services. Our public portals’ sponsors and advertisers include, but are not limited to, pharmaceutical, biotechnology and medical device companies, healthcare services companies, and consumer products companies whose products relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention. We also generate revenue from advertising sold in WebMD Magazine, a consumer magazine distributed to physician office waiting rooms. In addition, we generate revenue from the sale of certain information products.

Our private portals enable employers and health plans to provide their employees and members with access to personalized health and benefit information and decision-support tools that help them to make more informed benefit, treatment and provider decisions and motivate them to make healthier lifestyle choices. We also provide health and condition management programs for use by our private portals clients’ employees and members to help them achieve their wellness goals. In addition, we offer clients telephonic, online and onsite health coaching services for their employees and members. We generate revenue from our private portals through the licensing of our technology and content to employers and health plans, either directly or through our distributors. We offer our health coaching services and our health and condition management programs on a per participant basis.

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

—

The Internet has become a primary source of information for physicians and other healthcare professionals seeking to improve clinical practice and to interact with their peers. The Internet has also become one of the primary means for physicians and other healthcare professionals to obtain CME and CE.

•

Traffic Trends.     In 2012, The WebMD Health Network reached an average of approximately 110 million monthly unique visitors and delivered approximately 10.16 billion page views during the year, increases of 29% and 26% over the prior year, respectively. Approximately 27% of page views during 2012 and 26% during 2011 were from international users of The WebMD Health Network. The prior year comparisons exclude traffic from WebMD’s former affiliate partner sites, which were phased out at the end of 2011. Our professional sites received average total physician visits of approximately 2.7 million per month in 2012.

Consumers and healthcare professionals are increasingly using smartphones, tablets and other mobile devices to access the Internet, with physicians increasingly using mobile devices during treatment at the point of care. Accordingly, the portion of our page views from mobile devices has increased rapidly in the past several years. Approximately 25% of our page views in 2012 and 13% in 2011 were delivered to U.S. mobile devices. We are focused on delivering a multi-screen platform that extends the user experience beyond the desktop portal onto the mobile device. Mobile, while not yet a meaningful source of revenue for us, could be an important area of growth for the future. However, if users access our services through mobile devices as a substitute for access through personal computers, or if our page views from desktop computers decline for other reasons, and if we are unable to successfully implement monetization strategies for our mobile services, our financial results could be negatively affected.

•

Online Marketing and Education Spending for Healthcare Products.    Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating consumers and physicians about them; however, only a small portion is currently spent on online services. We believe that these companies, which comprise the majority of the advertisers and sponsors of our public portals, are aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians. In addition, in an effort to improve operating efficiencies, some pharmaceutical companies have been reducing their field sales forces in the past several years. However, notwithstanding our general expectation for increased future demand, we cannot predict the extent or the pace of any shift by pharmaceutical, biotechnology and medical device companies of their marketing expenditures to online services. In addition, as discussed under “— Recent Developments Affecting Our Business and the Demand for Our Services” below, many of these companies have been reducing their overall marketing and education spending and are expected to continue to do so. Furthermore, our advertising and sponsorship revenue may vary significantly from quarter to quarter due to a number of factors, including general economic and regulatory conditions and the following:

—	The majority of our advertising and sponsorship contracts are for terms of approximately four to twelve months. We have relatively few longer term advertising and sponsorship contracts.

—

The time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program, as well as the additional time period before our services are delivered, may be longer than expected, especially for medium-sized and larger contracts, and may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals, including internal approvals relating to compliance with the laws and regulations applicable to the marketing of healthcare products. We experienced, from time to time, a lengthening of this internal review process by pharmaceutical and biotechnology companies, which has resulted in delays in contracting as well as delays in recognizing expected revenue under executed contracts and which may continue to cause such delays.

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

•

Recent Developments Affecting Our Business and the Demand for Our Services.    In 2012, we experienced reduced public portal advertising and sponsorship revenue, compared to the prior year period, as a result of what we believe has been a more cautious business outlook by many of our larger customers. In 2011, some of our pharmaceutical company customers experienced patent expirations for certain of their products and, since then, other such customers have experienced such patent expirations or are expected to experience patent expirations in 2013 and over the next several years. In the pharmaceutical industry, patent expirations allow for competition from lower-priced generic versions of these drugs and generally result in the termination of marketing efforts for the drug. Additionally, we believe that these patent expirations have also led to, and may continue to lead to, significant overall reductions in marketing, selling and educational expenditures by a number of these pharmaceutical companies across their entire product portfolios, as well as delays in their budgeting and purchase decisions. We expect the trends that caused reductions in our revenue during 2012 to continue in 2013 as companies deal with both the ongoing and anticipated impact of patent expirations across their businesses as well as greater than expected delays in new product launches.

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

Our advertising and sponsorship services are subject to competition from numerous alternatives, including traditional media, Internet search engines, social media Internet sites, and general interest consumer sites. Such competition may result in smaller customer commitments or pressure to reduce prices, both of which could reduce our revenues and profit margins. In response to changes in the preferences of our advertisers and sponsors, particularly our pharmaceutical company clients, we have modified our sales and product approach to offer services that can be executed more quickly and we are simplifying our products and pricing. We believe this will enable these clients to better compare our services, and the value they provide, to other digital alternatives. We are also investing in more robust data and analytics capabilities. This includes adding new capabilities in order to improve the user experience, better differentiate during the sales process and provide our customers with new value measurements and insights through proprietary analytics tools.

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

•

International.    We are pursuing opportunities to expand the reach of our brands outside the United States. In certain markets outside the United States, we expect that we would accomplish this through partnerships or joint ventures with other companies having expertise in the specific country or region, while in other such markets we expect to rely primarily on our own internal resources. In October 2009, we launched our first major consumer portal outside the United States in partnership with Boots, the United Kingdom’s leading pharmacy-led health and beauty retailer. In addition, in certain markets outside of the United States, we are providing some of our online services in the local language directly to healthcare professionals and, to a lesser extent, consumers. The provision of online services in foreign languages presents additional challenges. Our company has only recently begun this activity and, therefore, has limited experience in this area.

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

While we do not currently anticipate any significant adverse effects on WebMD as a direct result of the application of the Reform Legislation to our business or on our company in its capacity as an employer, we are unable to predict what the indirect impacts of the Reform Legislation will be on WebMD’s business through its effects on other healthcare industry participants, including pharmaceutical and medical device companies that are advertisers and sponsors of our public portals and employers and health plans that are clients of our private portals. Healthcare industry participants may respond to the Reform Legislation or to uncertainties created by the Reform Legislation by reducing their expenditures or postponing expenditure decisions, including expenditures for our services, which could have a material adverse effect on our business. However, we believe that certain aspects of the Reform Legislation and future implementing regulations that seek to reduce healthcare costs may create opportunities for WebMD, including with respect to our personal health record applications and health and benefits decision-support tools and, more generally, with respect to our capabilities in providing health and wellness information and education. For example, the Reform Legislation encourages use of wellness programs through grants to small employers to establish such programs, permission for employers to offer larger rewards than under prior law, in the form of waivers of cost-sharing, premium discounts, or additional benefits, to employees for participating in these programs and meeting certain standards, and the inclusion of wellness services and chronic disease management among the essential health benefits that certain plans are required to provide. In addition, we believe that, as the Reform Legislation is implemented and consumers begin shopping for health insurance in the new markets that it creates, WebMD will be well positioned to provide information and decision-support tools to assist consumers in choosing an appropriate health plan for their needs. However, we cannot yet determine the scope of any such opportunities or what competition we may face in our efforts to pursue such opportunities.

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

Background Information on Certain Significant Developments and Transactions

Restructuring.    On December 11, 2012, we announced a plan to streamline our operations, simplify our organizational structure, reduce costs and better focus our resources. We expect that these actions will result in a reduction in annualized operating expenditures, including the impact of a workforce reduction of approximately 250 positions, or roughly 14% of our employees at that time. In connection with this reduction in workforce, we recorded a restructuring charge of $7,579 during the three months ended December 31, 2012 related to severance and other employee benefits that were provided to terminated employees. The remaining accrual related to this charge is $7,534 and is reflected within accrued expenses in the accompanying consolidated balance sheet as of December 31, 2012.

Voluntary Surrender of Certain Option Grants.    On February 23, 2012, our directors and certain officers voluntarily surrendered certain grants of non-qualified options to purchase WebMD Common Stock made to them, one of which was made in 2007, some in 2010 and some in 2011 and all of which were out-of-the-money at the time of surrender. None of these individuals received any consideration or promise of consideration in exchange for the surrender of these stock options. These options were originally granted under our 2005 Long-Term Incentive Plan (which we refer to as the 2005 Plan), and therefore, upon their surrender, the shares underlying these options were returned to the 2005 Plan and became available for grant under such plan. These surrenders of stock options were intended to allow WebMD to use the shares that became available under the 2005 Plan to attract new employees and to motivate and retain current key employees. During the first quarter of 2012, we recorded pre-tax stock-based compensation expense of $8,076 related to the voluntary surrender of these options, which represented the remaining unrecognized stock-based compensation amounts for such grants.

Tender Offers.    On April 8, 2010, we completed a tender offer for our Common Stock and repurchased 5,172,204 shares at a price of $46.80 per share for a total cost of $242,795, which includes $736 of costs directly attributable to the purchase. On September 8, 2010, we completed a tender offer for our Common Stock and repurchased 3,000,000 shares at a price of $52.00 per share for a total cost of $156,421, which includes $421 of costs directly attributable to the purchase. On April 3, 2012, we completed a tender offer (which we refer to as the 2012 Tender Offer) for our Common Stock and repurchased 5,769,230 shares at a price of $26.00 per share for a total cost of $150,759, which includes $759 of costs directly attributable to the purchase. Each of the tender offers described in this paragraph represented an opportunity for WebMD to return capital to stockholders who elected to tender their shares of WebMD Common Stock, while stockholders who chose not to participate in a tender offer automatically increased their relative percentage interest in our company at no additional cost to them.

Stock Repurchase Programs.    During the year ended December 31, 2010, we repurchased 352,572 shares at an aggregate cost of $14,914 through our stock repurchase programs. During the year ended December 31, 2011, we repurchased 2,883,798 shares at an aggregate cost of $91,263 through our stock repurchase programs. During the year ended December 31, 2012, we repurchased 1,320,846 shares at an aggregate cost of $26,900 through our stock repurchase programs.

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

On March 14, 2011, we issued $400,000 aggregate principal amount of 2.25% Convertible Notes due 2016 (which we refer to as the 2.25% Notes) in a private offering. Unless previously converted, the 2.25% Notes will mature on March 31, 2016. Net proceeds from the sale of the 2.25% Notes were approximately $387,400, after deducting the related offering expenses, of which approximately $50,000 was used to repurchase 868,507 shares of WebMD Common Stock at a price of $57.57 per share, the last reported sale price of WebMD Common Stock on March 8, 2011, which repurchase settled on March 14, 2011. Interest on the 2.25% Notes is payable semi-annually on March 31 and September 30 of each year, commencing September 30, 2011. Under the terms of the 2.25% Notes, as adjusted in April 2012 following completion of the 2012 Tender Offer, holders may surrender their 2.25% Notes for conversion into WebMD Common Stock at a conversion rate of 13.7502 shares of Common Stock per thousand dollars principal amount of the 2.25% Notes. This is equivalent to a conversion price of approximately $72.73 per share of Common Stock. In the aggregate, the 2.25% Notes are convertible into 5,500,080 shares of Common Stock following the April 4, 2012 adjustment.

Auction Rate Securities.    Effective April 20, 2010, we entered into an agreement pursuant to which we sold our holdings of auction rate securities (which we refer to as ARS), for an aggregate of $286,399. Under the terms of the agreement, we retained an option (which we refer to as the ARS Option), for a period of two years from the date of the agreement: (a) to repurchase from the purchaser the same principal amount of any or all of the various series of ARS sold, at the agreed upon purchase prices received on April 20, 2010; and (b) to receive from the purchaser additional proceeds upon certain redemptions of the various series of ARS sold. Through the ARS Option, we received cash proceeds of $9,269, $21,566 and $10,467 during the years ended December 31, 2012, 2011 and 2010, respectively. We recorded pretax gains of $8,074, $18,516 and $14,712 during the years ended December 31, 2012, 2011 and 2010, respectively, related to the ARS Option. As of March 31, 2012, we no longer had any remaining positions related to the ARS Option and will receive no further cash proceeds.

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

For contracts that contain multiple deliverables that were entered into prior to January 1, 2011, revenue is allocated to each deliverable based on its relative fair value, which is determined using vendor-specific objective evidence (“VSOE”). In certain instances where fair value did not exist for all the elements, the amount of revenue allocated to the delivered elements equals the total consideration less the fair value of the undelivered elements to the extent VSOE exists for the undelivered elements. In instances where fair value did not exist for the undelivered elements, the entire consideration is recognized over the period that the last element is delivered.

Contracts that contain multiple deliverables that were entered into subsequent to January 1, 2011 are subject to Accounting Standards Update No. 2009-13 Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 requires the allocation of revenue to each deliverable of multiple-deliverable revenue arrangements, based on the relative selling price of each deliverable. It also changes the level of evidence of selling price required to separate deliverables by allowing a company to make its best estimate of the selling price of deliverables when more objective evidence of selling price is not available.

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

•

Long-Lived Assets.    Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on fair value using exit price and market participant view, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill and indefinite-lived intangible assets, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill and indefinite-lived intangible assets, whenever indicators of impairment are present. We evaluate the carrying value of goodwill and indefinite-lived intangible assets annually, or whenever indicators of impairment are present. We test goodwill for impairment at the reporting unit level only when, after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value. Long-lived assets held for sale are reported at the lower of cost or fair value less cost to sell. There was no impairment of goodwill or indefinite-lived intangible assets in 2012.

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

Effective April 20, 2010, we entered into an agreement pursuant to which we sold all of our holdings of ARS for an aggregate of $286,399. Under the terms of the agreement, we retained an option (which we refer to as the ARS Option), for a period of two years from the date of the agreement: (a) to repurchase from the purchaser the same principal amount of any or all of the various series of ARS sold, at the agreed upon purchase prices received on April 20, 2010; and (b) to receive additional proceeds from the purchaser upon certain redemptions of the various series of ARS sold. Since April 20, 2010, the ARS Option has been classified as a Level 3 asset as its valuation required substantial judgment. The historical redemption activity of the specific ARS underlying the ARS Option was the most significant assumption used to determine the estimated value of the ARS Option. We were required to reassess the value of the ARS Option at each reporting period and changes in value were recorded within the statement of operations. During 2012, 2011 and 2010, we recognized aggregate gains of $8,074, $18,516 and $14,712, respectively, related to the ARS Option, and received cash proceeds of $9,269, $21,566 and $10,467 during 2012, 2011 and 2010, respectively. The value of the ARS Option as of December 31, 2011 was estimated to be $1,195. As of March 31, 2012, we no longer had any remaining positions related to the ARS Option. See Note 12 in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding our ARS Option.

•

Stock-Based Compensation.    Stock-based compensation expense for all share-based payment awards granted is determined based on the grant-date fair value. The grant date fair value for stock options is estimated using the Black-Scholes Option Pricing Model. We recognize these compensation costs net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment awards. As of December 31, 2012, there was approximately $60,400 of unrecognized stock-based compensation expense (net of estimated forfeitures) related to unvested stock options and restricted stock awards held by employees, which is expected to be recognized over a weighted-average period of approximately 2.4 years, related to our stock-based compensation plans.

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

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Years Ended December 31,
	2012		2011		2010
	$	%(a)	$	%(a)	$	%(a)
Revenue	$469,866	100.0	$558,775	100.0	$534,519	100.0
Cost of operations	216,361	46.0	201,677	36.1	187,831	35.1
Sales and marketing	127,659	27.2	124,326	22.2	120,874	22.6
General and administrative	97,618	20.8	91,271	16.3	85,496	16.0
Depreciation and amortization	28,399	6.0	26,801	4.8	27,578	5.2
Interest income	86	—	112	—	3,949	0.7
Interest expense	23,334	5.0	20,645	3.7	11,453	2.1
Loss on convertible notes	—	—	—	—	23,332	4.4
Gain (loss) on investments	8,074	1.7	18,516	3.3	(9,517)	(1.8)
Restructuring	7,579	1.6	—	—	—	—
Other expense	2,297	0.5	2,328	0.4	72	—

(Loss) income from continuing operations before income tax (benefit) provision	(25,221)	(5.4)	110,355	19.7	72,315	13.5
Income tax (benefit) provision	(2,134)	(0.5)	46,167	8.3	20,043	3.7

(Loss) income from continuing operations	(23,087)	(4.9)	64,188	11.5	52,272	9.8
Income from discontinued operations, net of tax	2,743	0.6	10,388	1.9	1,800	0.3

Net (loss) income	$(20,344)	(4.3)	$74,576	13.3	$54,072	10.1

(a)	amounts may not add due to rounding.

Revenue from our public portal advertising and sponsorship is derived from the sale of online advertising and sponsorship products, online CME services, information and data services and other print services (including advertisements in WebMD Magazine). Revenue from our private portal services is derived from licensing our private online portals to employers, healthcare payers and others, along with related services including health and condition management programs and personalized health coaching services. Our customers include pharmaceutical, biotechnology, medical device and consumer products companies, as well as employers and health plans.

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

Sales and marketing expense consists primarily of salaries and related expenses, and non-cash stock-based compensation for account executives, account management and marketing personnel, as well as costs and expenses for marketing programs, and fees for professional marketing and advertising services.

General and administrative expense consists primarily of salaries and related expenses and non-cash stock-based compensation expense for administrative, finance, legal, information technology, human resources and executive personnel. Also included in general and administrative expense are costs of general insurance and professional services expenses.

Our discussions throughout this MD&A make references to certain non-cash expenses. Our principal non-cash expenses are related to the awards of all share-based payments to employees and non-employee directors, such as grants of employee stock options and restricted stock. Non-cash stock-based compensation expense is reflected in the same expense captions as the related salary cost of the respective employee.

The following table is a summary of our non-cash expenses included in the respective statements of operations captions.

	Years Ended December 31,
	2012	2011	2010
Stock-based compensation expense included in:
Cost of operations	$8,160	$7,707	$7,211
Sales and marketing	8,201	9,079	8,033
General and administrative	28,560	22,951	18,056

Total stock-based compensation expense	$44,921	$39,737	$33,300

2012 and 2011

The following discussion is a comparison of our results of operations for the year ended December 31, 2012, to the year ended December 31, 2011.

Revenue.    Our total revenue decreased 15.9% to $469,866 in 2012 from $558,775 in 2011. The decrease was due to a decrease of $85,986 of advertising and sponsorship revenue from our public portals and a decrease of $2,923 of revenue from our private portals. We believe that the overall decrease in revenue related primarily to a more cautious business outlook by many of our customers, resulting in a lower volume of advertising and sponsorship programs. For a more detailed discussion, see “— Introduction — Background Information on Certain Trends and Developments Affecting Our Business — Recent Developments Affecting Our Business and the Demand for Our Services.” A more detailed discussion regarding changes in revenue is included below under “—Supplemental Financial and Operating Information.”

Cost of Operations.    Cost of operations was $216,361 in 2012, compared to $201,677 in 2011. Our cost of operations represented 46.0% of revenue in 2012, compared to 36.1% of revenue in 2011. Included in cost of operations were non-cash expenses related to stock-based compensation of $8,160 in 2012, compared to $7,707 in 2011.

Cost of operations, excluding the non-cash stock-based compensation expense discussed above, was $208,201, or 44.3% of revenue in 2012, compared to $193,970, or 34.7% of revenue in 2011. The increase in absolute dollars in 2012, compared to 2011, was primarily attributable to an increase of approximately $18,600 associated with the operations and maintenance of our network, including efforts to drive and support the increased traffic to our Websites, expenses related to the development of new content and the development of tools and features designed to increase the engagement of visitors to our Websites, and costs associated with the creation and delivery of our advertising and sponsorship programs. The increase in these expenses was partially offset by a decrease of $4,400 of distribution expense related to the phase out of our affiliate partner sites and other distribution partners. The increase as a percentage of revenue, excluding the non-cash expenses discussed above, was due to the decrease in our revenue of 15.9%, combined with the increase in our cost of operations as certain of these expenses are fixed in nature and do not vary directly with revenue.

Sales and Marketing.    Sales and marketing expense was $127,659 in 2012, compared to $124,326 in 2011. Our sales and marketing expense represented 27.2% of revenue in 2012, compared to 22.2% in 2011. Included in sales and marketing expense were non-cash expenses related to stock-based compensation of $8,201 in 2012, compared to $9,079 in 2011.

Sales and marketing expense, excluding the non-cash expenses discussed above, was $119,458, or 25.4% of revenue, in 2012, compared to $115,247, or 20.6% of revenue, in 2011. The increase in absolute dollars in 2012 compared to 2011 was primarily attributable to an increase in certain compensation related costs and certain marketing expenses incurred in 2012 compared to the prior year. The increase as a percentage of revenue, excluding the non-cash expenses discussed above, for 2012 compared to 2011 was primarily due to the decrease in our revenue of 15.9% without a commensurate decrease in our sales and marketing expenses as certain of these expenses are fixed in nature.

General and Administrative.    General and administrative expense was $97,618 in 2012, compared to $91,271 in 2011. Our general and administrative expenses represented 20.8% of revenue in 2012, compared to 16.3% of revenue in 2011. Included in general and administrative expense was non-cash stock-based compensation expense of $28,560 in 2012, compared to $22,951 in 2011. The increase in non-cash stock-based compensation expense for 2012, compared to 2011, was primarily due to the voluntary surrender of stock options by certain of our officers and directors and the related acceleration of the unrecognized stock-based compensation expense associated with those options during 2012 of $8,076.

General and administrative expense, excluding the non-cash stock-based compensation expense discussed above, was $69,058, or 14.7% of revenue, in 2012, compared to $68,320, or 12.2% of revenue in 2011. The increase in general and administrative expense as a percentage of revenue, excluding the non-cash expenses discussed above, for 2012 compared to 2011, was primarily due to the decrease in our revenue of 15.9% without a commensurate decrease in our general and administrative expenses as many of these expenses are fixed in nature.

Depreciation and Amortization.    Depreciation and amortization expense was $28,399, or 6.0% of revenue in 2012, compared to $26,801, or 4.8% of revenue in 2011. This increase was primarily due to the acceleration of the remaining amortization expense of $1,267 associated with certain trade names that have been retired from use.

Interest Income.    Interest income was $86 in 2012, which was relatively consistent when compared to $112 in 2011.

Interest Expense.    Interest expense was $23,334 in 2012, compared to $20,645 in 2011. Interest expense in 2012 and 2011 included non-cash interest expense of $4,326 and $3,758, respectively, related to the amortization of the debt discount for the convertible debt outstanding during those periods. The increase in interest expense is a result of the 2.50% Notes and the 2.25% Notes being outstanding for the full 2012 year, while only being outstanding for a portion of the 2011 period.

Gain (Loss) on Investments.    During 2012 and 2011, our gain on investments of $8,074 and $18,516, respectively, related to amounts we received through our ARS Option.

Restructuring.    During 2012, we recorded a restructuring charge of $7,579 related to severance and other employee benefits that were provided to the terminated employees due to the reduction in our workforce as a result of the plan we announced, on December 11, 2012, to streamline our operations, simplify our organizational structure, reduce costs and better focus our resources.

Other Expense.    Other expense during 2012 includes cash severance and related expenses due to the resignation of our former Chief Executive Officer as well as expenses incurred in connection with the search and recruitment of our new Chief Executive Officer. For 2011, other expense consists primarily of transaction expenses of $2,275 that we incurred related to legal fees and other expenses in connection with the process conducted by our Board of Directors to explore strategic alternatives for our company.

Income Tax (Benefit) Provision.    The income tax benefit of $2,134 in 2012 related to a pre-tax loss of $25,221, compared to an income tax provision of $46,167 in 2011 related to pre-tax income of $110,355. The income tax benefit during 2012 included a non-cash income tax expense of $4,724 related to an increase in our valuation allowance for certain research and development tax credits for which scheduled expiration prior to utilization is more likely than not.

Income from Discontinued Operations, Net of Tax.    Income from discontinued operations, net of tax, was $2,743 in 2012, compared to $10,388 in 2011. During 2012, we recognized an after-tax gain of $2,235 related to the receipt of approximately $3,600 from the United States Department of Justice in relation to the investigation by the United States Attorney for the District of South Carolina (which we refer to as the Investigation). These funds represented the reimbursement to us related to recoveries by the United States Department of Justice from former employees of a subsidiary who pleaded guilty to the matters involved in the Investigation. None of the former employees who pleaded guilty were employees to whom we provided indemnification in connection with the Investigation. Additionally, during 2012, income from discontinued operations includes a net state tax refund of $508 that we received in connection with the finalization of a state tax appeal related to the September 2006 sale of Emdeon Practice Services, Inc. (which we refer to as EPS) to Sage Software, Inc. (which we refer to as the EPS Sale). Income from discontinued operations during 2011 consisted of adjustments to our indemnity obligations related to the Investigation and the SEC and the related Coverage Litigation, as well as income of $2,994 related to an adjustment of the tax indemnification liability of our former Porex business as a result of the completion of an audit for one of the related matters. The income tax provision included within discontinued operations was $555 and $4,812 during 2012 and 2011, respectively.

2011 and 2010

The following discussion is a comparison of our results of operations for the year ended December 31, 2011, to the year ended December 31, 2010.

Revenue.    Our total revenue increased 4.5% to $558,775 in 2011 from $534,519 in 2010. The increase was due to an increase of $30,356 of advertising and sponsorship revenue from our public portals, partially offset by a decrease of $6,100 of revenue from our private portals. While our revenues increased by 4.5% for the full year of 2011, as compared 2010, that reflected an increase in revenues of 18.3% during the first six months of 2011, followed by a decrease in revenues of 5.9% in the second six months of 2011, when compared to the same periods in 2010, respectively. We believe that this decrease in the second half of 2011 related primarily to a more cautious business outlook by many of our customers, resulting in a lower volume of advertising and sponsorship programs. For a more detailed discussion, see “— Introduction — Background Information on Certain Trends and Developments Affecting Our Business — Recent Developments Affecting Our Business and the Demand for Our Services.” A more detailed discussion regarding changes in revenue is included below under “— Supplemental Financial and Operating Information.”

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

Interest Expense.    Interest expense was $20,645 in 2011, compared to $11,453 in 2010. Interest expense in 2011 and 2010 included non-cash interest expense of $3,758 and $5,594, respectively, related to the amortization of the debt discount for the convertible debt outstanding during those periods. The increase in interest expense is a result of the 2.50% Notes and the 2.25% Notes that we issued in the first quarter of 2011, compared to lower amounts of convertible debt outstanding during the 2010 period.

Loss on Convertible Notes.    During 2010, we repurchased $32,446 principal amount of our 1.75% Convertible Subordinated Notes due 2023 (which we refer to as the 1.75% Notes) and holders of the 1.75% Notes converted $232,137 principal amount into shares of our Common Stock. Additionally, during 2010 we repurchased $42,168 principal amount of our 3 1/8% Convertible Notes due 2025 (which we refer to as the 3 1/8% Notes) and holders of the 3 1/8% Notes converted $208,132 principal amount into shares of our common stock. We recognized a net loss on the repurchases and conversions of these notes of $23,332 during 2010.

Gain (Loss) on Investments.    During 2011, our gain on investments of $18,516 related to amounts we received through our ARS Option. During 2010, we sold our holdings of ARS for an aggregate of $286,399 at which time we recorded a charge of $29,508, representing the difference between the adjusted cost basis of our ARS holdings and the proceeds received upon their sale. Also during 2010, we recorded gains of $19,991 related to the sale of our remaining equity investments, the sale of our Senior Secured Notes and adjustments in the value of our ARS Option. See “— Introduction — Background Information on Certain Significant Developments and Transactions — Auction Rate Securities” for additional information.

Other Expense.    Other expense during 2011 primarily consists of transaction expenses of $2,275 that we incurred related to legal fees and other expenses in connection with the process conducted by our Board of Directors to explore strategic alternatives for our company.

Income Tax (Benefit) Provision.    The income tax provision was $46,167 in 2011, compared to an income tax provision of $20,043 in 2010. The income tax provision of $20,043 in 2010 includes a deferred tax benefit of approximately $22,000 primarily related to the reversal of valuation allowance attributable to the sale of our ARS holdings.

Income from Discontinued Operations, Net of Tax.    Income from discontinued operations, net of tax, was $10,388 in 2011, compared to $1,800 in 2010. Income from discontinued operations during 2011 consisted of adjustments to our indemnity obligations related to the investigation by the United States Attorney for the District of South Carolina and the SEC and the related Coverage Litigation, as well as income of $2,994 related to an adjustment of the tax indemnification liability of our former Porex business as a result of the completion of an audit for one of the related matters. Discontinued operations in 2010 primarily related to the release back to us of $3,855 for certain EPS related compensation that was previously held in escrow, offset by a charge related to the settlement with one of our directors and officers liability insurance carriers. The income tax provision (benefit) included within discontinued operations was $4,812 and ($444) during 2011 and 2010, respectively.

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

	Years Ended December 31,
	2012	2011	2010
Revenue
Public portal advertising and sponsorship	$391,339	$477,325	$446,969
Private portal services	78,527	81,450	87,550

	$469,866	$558,775	$534,519

Earnings before interest, taxes, non-cash and other items (Adjusted EBITDA)	$73,149	$181,238	$173,618
Interest, taxes, non-cash and other items
Interest income	86	112	3,949
Interest expense	(23,334)	(20,645)	(11,453)
Income tax benefit (provision)	2,134	(46,167)	(20,043)
Depreciation and amortization	(28,399)	(26,801)	(27,578)
Non-cash stock-based compensation	(44,921)	(39,737)	(33,300)
Loss on convertible notes	—	—	(23,332)
Gain (loss) on investments	8,074	18,516	(9,517)
Restructuring	(7,579)	—	—
Other expense	(2,297)	(2,328)	(72)

(Loss) income from continuing operations	(23,087)	64,188	52,272
Income from discontinued operations, net of tax	2,743	10,388	1,800

Net (loss) income	$(20,344)	$74,576	$54,072

2012 and 2011

The following discussion is a comparison of the results of operations for our two groups of revenue and our Adjusted EBITDA for the year ended December 31, 2012 to the year ended December 31, 2011.

Public Portal Advertising and Sponsorship.    Public portal advertising and sponsorship revenue was $391,339 in 2012, a decrease of $85,986, or 18.0%, from 2011. We believe that this decrease related primarily to a more cautious business outlook by many of our customers, resulting in a lower volume of advertising and sponsorship programs. In general, the pricing of our advertising and sponsorship programs was not a significant source of the revenue decrease. For a more detailed discussion, see “— Introduction — Background Information on Certain Trends and Developments Affecting Our Business — Recent Developments Affecting Our Business and the Demand for Our Services.”

Private Portal Services.    Private portal services revenue was $78,527 in 2012, a decrease of $2,923, or 3.6%, from 2011. The decline in revenue during 2012 was primarily due to the full year impact of customers lost during 2011 and 2012 and a reduction in the level of services purchased by some of our customers. In general, the pricing of our private portal services was not a significant source of the revenue decrease. The number of companies using our private portal platform at December 31, 2012 was 118, compared to 124 companies using our private portal platform at December 31, 2011.

Adjusted EBITDA.    Adjusted EBITDA decreased to $73,149 in 2012 compared to $181,238 in 2011. As a percentage of revenue, Adjusted EBITDA was 15.6% of revenue in 2012, compared to 32.4% in 2011. This decrease as a percentage of revenue was primarily due to lower revenue in 2012. Many of our expenses are fixed in nature and do not vary directly with revenue, and accordingly, our Adjusted EBITDA as a percentage of revenue will fluctuate primarily as a result of changes in our revenue.

2011 and 2010

The following discussion is a comparison of the results of operations for our two groups of revenue and our Adjusted EBITDA for the year ended December 31, 2011 to the year ended December 31, 2010.

Public Portal Advertising and Sponsorship.    Public portal advertising and sponsorship revenue was $477,325 in 2011, an increase of $30,356, or 6.8%, from 2010. In general, the pricing of our advertising and sponsorship programs was not a significant source of the revenue increase. While our public portal advertising and sponsorship revenue for the full year of 2011 increased by 6.8% over the prior year, that reflected an increase of 23.9% in the first six months of 2011, followed by a decrease of 5.5% in the second six months of 2011, when compared to the same periods in 2010, respectively. We believe that this decrease in the second half of 2011 related primarily to a more cautious business outlook by many of our customers, resulting in a lower volume of advertising and sponsorship programs. For a more detailed discussion, see “— Introduction — Background Information on Certain Trends and Developments Affecting Our Business — Recent Developments Affecting Our Business and the Demand for Our Services.”

Private Portal Services.    Private portal services revenue was $81,450 in 2011, a decrease of $6,100, or 7.0%, from 2010. The decline in revenue during 2011 was primarily due to the full year impact of customers lost during 2010 and 2011 and a reduction in the level of services purchased by some of our customers. In general, the pricing of our private portal services was not a significant source of the revenue decrease. The number of companies using our private portal platform at December 31, 2011 was 124 which was consistent with the number of companies using our private portal platform at December 31, 2010.

Adjusted EBITDA.    Adjusted EBITDA increased to $181,238 in 2011 compared to $173,618 in 2010. As a percentage of revenue, Adjusted EBITDA represented 32.4% of revenue in 2011, which was relatively consistent with Adjusted EBITDA as a percentage of revenue during 2010 of 32.5%.

* * * *

Explanatory Note Regarding Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure and should be viewed as supplemental to, and not as an alternative for, “(loss) income from continuing operations” or “net (loss) income” calculated in accordance with GAAP. Our management uses Adjusted EBITDA as an additional measure of performance for purposes of business decision-making, including developing budgets, managing expenditures, and evaluating potential acquisitions or divestitures. Period-to-period comparisons of Adjusted EBITDA help our management identify additional trends in financial results that may not be shown solely by period-to-period comparisons of (loss) income from continuing operations or net (loss) income. We believe that the presentation of Adjusted EBITDA is useful to investors in their analysis of our results for reasons similar to the reasons why our management finds it useful and because it helps facilitate investor understanding of decisions made by our management in light of the performance metrics used in making those decisions. In addition, we believe that providing Adjusted EBITDA, together with a reconciliation of Adjusted EBITDA to (loss) income from continuing operations or to net (loss) income, helps investors make comparisons between us and other companies that may have different capital structures, different effective income tax rates and tax attributes, different capitalized asset values and/or different forms of employee compensation. Please see the “Explanation of Non-GAAP Financial Information” filed as Exhibit 99.1 to this Annual Report for additional background information regarding our use of Adjusted EBITDA. Exhibit 99.1 is incorporated in this MD&A by reference.

Liquidity and Capital Resources

Cash Flows

As of December 31, 2012, we had $991,835 of cash and cash equivalents and working capital of $964,729. Our cash and cash equivalents and working capital are affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, the timing of interest payments related to our convertible debt and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities from our continuing operations in 2012 was $70,822, which related to a net loss of $20,344, adjusted for income from discontinued operations of $2,743, the gain on investments of $8,074, the non-cash income tax benefit of $2,337 related to deferred income taxes, and other non-cash expenses of $77,646, which include depreciation and amortization expense, non-cash interest expense and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities increased operating cash flow by $26,674, primarily due to cash provided by a decrease in accounts receivable of $14,713, an increase in accrued expenses and other long-term liabilities of $9,429, and an increase in deferred revenue of $4,121, which was offset by an increase in prepaid expenses and other assets of $1,589.

Cash provided by operating activities from our continuing operations in 2011 was $137,716, which related to net income of $74,576, adjusted for income from discontinued operations of $10,388, the gain on investments of $18,516, the non-cash income tax provision of $13,696 related to deferred income taxes, and other non-cash expenses of $70,296, which include depreciation and amortization expense, non-cash interest expense and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities increased operating cash flow by $8,052, primarily due to cash provided by a decrease in accounts receivable of $13,113, a decrease in prepaid expenses and other assets of $1,416 and an increase in accrued expenses of $2,511, which was offset by a decrease in deferred revenue of $8,988.

Cash used in investing activities was $25,902 in 2012, compared to cash provided by investing activities of $655 in 2011. We received $9,269 related to our ARS Option in 2012, compared to $21,566 in 2011. We used $35,171 in connection with purchases of property and equipment in 2012, compared to $20,911 of purchases of property and equipment in 2011. The increase in purchases of property and equipment in 2012 primarily related to the planned leasehold improvements for our private portal locations as well as planned end-of-life replacement of servers and disk storage for our public portal data centers.

Cash used in financing activities was $178,626 in 2012, compared to cash provided by financing activities of $582,785 in 2011. Cash used in financing activities in 2012 principally related to the use of $150,759 in the tender offer we completed in April 2012 for the repurchase of approximately 5.8 million shares of our Common Stock, We also used $26,331 to repurchase shares of our Common Stock through our repurchase program. Cash provided by financing activities in 2011 principally related to the issuance of $400,000 principal amount of 2.50% Notes and $400,000 principal amount of 2.25% Notes. After deducting the related issuance costs, the issuance of the 2.50% Notes and the 2.25% Notes resulted in an aggregate cash inflow of $774,745. Offsetting this cash inflow in 2011 was the use of $241,263 for the repurchase of our Common Stock. During 2012 and 2011, we received cash proceeds of $827 and $28,339, respectively, related to the exercise of stock options, and used cash of $2,740 and $9,234, respectively, for withholding taxes due on stock-based awards. Also included in cash flows from financing activities in 2012 and 2011, were excess tax benefits on stock-based awards of $377 and $30,198, respectively.

Included in our consolidated statements of cash flows for 2012, is cash provided by discontinued operations of $4,324 which includes the receipt of $3,565 from the United States Department of Justice in relation to the investigation by the United States Attorney for the District of South Carolina. These funds represented the reimbursement to us related to recoveries by the United States Department of Justice from former employees of a subsidiary who pleaded guilty to the matters involved in the Investigation. Also included in cash provided by discontinued operations for 2012 is $759 related to the cash received in connection with the finalization of a state tax appeal related to the EPS Sale. Cash flows related to our discontinued operations during 2011 were not significant.

Contractual Obligations and Commitments

The following table summarizes our principal commitments as of December 31, 2012 for future specified contractual obligations, as well as the estimated timing of the cash payments associated with these obligations. Management’s estimates of the timing of future cash flows are largely based on historical experience, and accordingly, actual timing of cash flows may vary from these estimates.

	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Leases(a)	$74,156	$10,412	$21,431	$14,453	$27,860
2.25% Convertible Notes due 2016(b)	$428,850	$9,000	$18,000	$401,850	$—
2.50% Convertible Notes due 2018(b)	$450,306	$10,000	$20,000	$20,000	$400,306

(a)	The lease amounts are net of sublease income
(b)	Amounts include contractual interest payments

The above table excludes $14,230 of uncertain tax positions, including interest and penalties, as we are unable to reasonably estimate the timing of the settlement of these items. See Note 11, “Income Taxes” located in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Outlook on Future Liquidity

As of December 31, 2012, we had $992 million of cash and cash equivalents.

Potential future uses of cash include repurchases of our Common Stock and our anticipated 2013 capital expenditure requirements. Our capital expenditure requirements, which we estimate to be up to $30 million, relate to improvements that will be deployed across our public and private portal Websites in order to enable us to service future growth in unique users and page views, as well as to create new sponsorship areas for our customers, and to improve the systems used to provide our private portal applications.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued an update to the existing guidance for goodwill and other intangible assets. The update simplifies how a company tests goodwill for impairment by allowing both public and nonpublic entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity would no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendment was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which for us was the first quarter of 2012. The adoption of this amendment did not have an impact on our financial condition, results of operations or cash flows.

In June 2011, the FASB issued an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity. For public entities, the amendment was effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for us was the first quarter of 2012. The adoption of this amendment resulted in a change to our presentation of comprehensive income, but otherwise had no impact on our financial condition, results of operations or cash flows.

In May 2011, the FASB issued amendments to the existing guidance on fair value measurement. The amendments are intended to create consistency between U.S. generally accepted accounting standards and International Financial Reporting Standards on measuring fair value and disclosing information about fair value measurements. The amendments clarify the application of existing fair value measurement requirements including (i) the application of the highest and best use valuation premise concepts, (ii) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and (iii) quantitative information required for fair value measurements categorized within Level 3. In addition, the amendments require additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. For public entities, the amendments were effective for interim and annual periods beginning after December 15, 2011, which for us was the first quarter of 2012. These changes are required to be applied prospectively. The adoption of these amendments did not have any impact on our financial condition, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal and maintain adequate liquidity.

The value of our cash and money market investments, which were approximately $992 million at December 31, 2012, are not subject to changes in interest rates.

The 2.50% Notes and 2.25% Notes have fixed interest rates; therefore, changes in interest rates will not impact our results of operations or financial position.

Exchange Rate Sensitivity

Currently, substantially all of our sales and expenses are denominated in United States dollars; therefore, changes in exchange rates will not have a material impact on our results of operations or financial position.

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

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of December 31, 2012.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and Chief Financial Officer, concluded that there were no changes in WebMD’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March, 2013.

WEBMD HEALTH CORP.

By:	/S/ ANTHONY VUOLO
Anthony Vuolo Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ CAVAN M. REDMOND Cavan M. Redmond	Chief Executive Officer (principal executive officer); Director	March 1, 2013

/S/ ANTHONY VUOLO Anthony Vuolo	Chief Financial Officer (principal financial and accounting officer)	March 1, 2013

/S/ MARK J. ADLER, M.D. Mark J. Adler, M.D.	Director	March 1, 2013

/S/ KEVIN M. CAMERON Kevin M. Cameron	Director	March 1, 2013

/S/ THOMAS J. COLEMAN Thomas J. Coleman	Director	March 1, 2013

/S/ NEIL F. DIMICK Neil F. Dimick	Director	March 1, 2013

/S/ JEROME C. KELLER Jerome C. Keller	Director	March 1, 2013

/S/ JAMES V. MANNING James V. Manning	Director	March 1, 2013

/S/ ABDOOL RAHIM MOOSSA, M.D. Abdool Rahim Moossa, M.D.	Director	March 1, 2013

/S/ HERMAN SARKOWSKY Herman Sarkowsky	Director	March 1, 2013

/S/ DAVID S. SCHECHTER David S. Schechter	Director	March 1, 2013

Signature	Capacity	Date

/S/ JOSEPH E. SMITH Joseph E. Smith	Director	March 1, 2013

/S/ STANLEY S. TROTMAN, JR. Stanley S. Trotman, Jr.	Director	March 1, 2013

/S/ MARTIN J. WYGOD Martin J. Wygod	Director	March 1, 2013

WEBMD HEALTH CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
Historical Financial Statements:
Report of Management on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3
Report of Independent Registered Public Accounting Firm	F-4
Consolidated Balance Sheets as of December 31, 2012 and 2011	F-5
Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010	F-6
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2012, 2011 and 2010	F-7
Consolidated Statements of Equity for the Years Ended December 31, 2012, 2011 and 2010	F-8
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010	F-9
Notes to Consolidated Financial Statements	F-10
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

WebMD management assessed the effectiveness of WebMD’s internal control over financial reporting as of December 31, 2012. In making this assessment, WebMD management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment and those criteria, WebMD management concluded that WebMD maintained effective internal control over financial reporting as of December 31, 2012.

Ernst & Young LLP, the independent registered public accounting firm that audited and reported on the Company’s financial statements as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012, has audited the Company’s internal control over financial reporting as of December 31, 2012, as stated in their report which appears on page F-3.

March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of WebMD Health Corp.

We have audited WebMD Health Corp.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WebMD Health Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, WebMD Health Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WebMD Health Corp. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2012 of WebMD Health Corp. and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of WebMD Health Corp.

We have audited the accompanying consolidated balance sheets of WebMD Health Corp. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WebMD Health Corp. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WebMD Health Corp.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 1, 2013

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$991,835	$1,121,217
Accounts receivable, net of allowance for doubtful accounts of $1,304 at December 31, 2012 and $1,129 at December 31, 2011	106,622	121,335
Prepaid expenses and other current assets	13,882	12,690
Deferred tax assets	10,328	20,482

Total current assets	1,122,667	1,275,724
Property and equipment, net	66,604	57,139
Goodwill	202,104	202,104
Intangible assets, net	16,105	19,999
Deferred tax assets	56,039	55,017
Other assets	27,106	31,042

TOTAL ASSETS	$1,490,625	$1,641,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$64,256	$55,238
Deferred revenue	92,176	88,055
Liabilities of discontinued operations	1,506	1,506

Total current liabilities	157,938	144,799
2.25% convertible notes due 2016	400,000	400,000
2.50% convertible notes due 2018	400,000	400,000
Other long-term liabilities	22,698	21,790
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 650,000,000 shares authorized; 62,437,992 shares issued at December 31, 2012 and 62,410,255 shares issued at December 31, 2011	624	624
Additional paid-in capital	9,489,099	9,473,811
Treasury stock, at cost; 13,425,144 shares at December 31, 2012 and 6,685,439 shares at December 31, 2011	(453,453)	(294,062)
Accumulated deficit	(8,526,281)	(8,505,937)

Stockholders’ equity	509,989	674,436

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,490,625	$1,641,025

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Revenue	$469,866	$558,775	$534,519
Cost of operations	216,361	201,677	187,831
Sales and marketing	127,659	124,326	120,874
General and administrative	97,618	91,271	85,496
Depreciation and amortization	28,399	26,801	27,578
Interest income	86	112	3,949
Interest expense	23,334	20,645	11,453
Loss on convertible notes	—	—	23,332
Gain (loss) on investments	8,074	18,516	(9,517)
Restructuring	7,579	—	—
Other expense	2,297	2,328	72

(Loss) income from continuing operations before income tax (benefit) provision.	(25,221)	110,355	72,315
Income tax (benefit) provision	(2,134)	46,167	20,043

(Loss) income from continuing operations	(23,087)	64,188	52,272
Income from discontinued operations, net of a tax provision (benefit) of $555, $4,812 and ($444) in 2012, 2011 and 2010	2,743	10,388	1,800

Net (loss) income	$(20,344)	$74,576	$54,072

Basic (loss) income per common share:
(Loss) income from continuing operations	$(0.45)	$1.11	$0.93
Income from discontinued operations	0.05	0.18	0.04

Net (loss) income	$(0.40)	$1.29	$0.97

Diluted (loss) income per common share:
(Loss) income from continuing operations.	$(0.45)	$1.08	$0.85
Income from discontinued operations	0.05	0.17	0.03

Net (loss) income	$(0.40)	$1.25	$0.88

Weighted-average shares outstanding used in computing per share amounts:
Basic	50,862	57,356	55,328

Diluted	50,862	59,124	62,228

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Net (loss) income	$(20,344)	$74,576	$54,072
Other comprehensive income:
Net change in unrealized losses on securities, net of tax	—	—	37,425

Other comprehensive income	—	—	37,425

Comprehensive (loss) income	$(20,344)	$74,576	$91,497

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

	Stockholders’ Equity
			Additional Paid-In Capital				Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Common Stock			Treasury Stock		Accumulated Deficit
	Shares	Amount		Shares	Amount
Balances at December 31, 2009	57,243,710	$572	$9,469,857	6,296,944	$(233,651)	$(8,634,585)	$(37,425)	$564,768
Net income	—	—	—	—	—	54,072	—	54,072
Net change in unrealized losses on securities	—	—	—	—	—	—	37,425	37,425
Issuance of stock for option exercises and other issuances	12,859	1	(224,806)	(4,835,699)	198,670	—	—	(26,135)
Tax benefit realized from issuances of common stock	—	—	22,458	—	—	—	—	22,458
Conversions, repurchases and redemption of 1.75% and 3 1/8% convertible notes, net of tax	5,144,703	51	161,925	(7,500,630)	319,522	—	—	481,498
Stock-based compensation expense	—	—	32,939	—	—	—	—	32,939
Purchase of treasury stock under repurchase program	—	—	—	352,572	(14,914)	—	—	(14,914)
Purchase of treasury stock in tender offers	—	—	—	8,172,204	(399,216)	—	—	(399,216)

Balances at December 31, 2010	62,401,272	624	9,462,373	2,485,391	(129,589)	(8,580,513)	—	752,895
Net income	—	—	—	—	—	74,576	—	74,576
Issuance of stock for option exercises and other issuances	8,983	—	(57,570)	(1,472,747)	76,790	—	—	19,220
Tax benefit realized from issuances of common stock	—	—	30,198	—	—	—	—	30,198
Stock-based compensation expense	—	—	39,392	—	—	—	—	39,392
Purchases of treasury stock	—	—	—	5,672,795	(241,263)	—	—	(241,263)
Other	—	—	(582)	—	—	—	—	(582)

Balances at December 31, 2011	62,410,255	624	9,473,811	6,685,439	(294,062)	(8,505,937)	—	674,436
Net loss	—	—	—	—	—	(20,344)	—	(20,344)
Issuance of stock for option exercises and other issuances .	27,737	—	(19,807)	(350,371)	18,268	—	—	(1,539)
Tax benefit realized from issuances of common stock	—	—	377	—	—	—	—	377
Stock-based compensation expense	—	—	44,571	—	—	—	—	44,571
Purchases of treasury stock	—	—	—	7,090,076	(177,659)	—	—	(177,659)
Tax deficiency from issuances of common stock	—	—	(9,853)	—	—	—	—	(9,853)

Balances at December 31, 2012	62,437,992	$624	$9,489,099	13,425,144	$(453,453)	$(8,526,281)	$—	$509,989

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net (loss) income	$(20,344)	$74,576	$54,072
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(2,743)	(10,388)	(1,800)
Depreciation and amortization	28,399	26,801	27,578
Non-cash interest, net	4,326	3,758	5,594
Non-cash stock-based compensation	44,921	39,737	33,300
Deferred income taxes	(2,337)	13,696	(403)
Loss on convertible notes	—	—	23,332
(Gain) loss on investments	(8,074)	(18,516)	9,517
Changes in operating assets and liabilities:
Accounts receivable	14,713	13,113	(16,292)
Prepaid expenses and other, net	(1,589)	1,416	4,617
Accrued expenses and other long-term liabilities	9,429	2,511	213
Deferred revenue	4,121	(8,988)	(1,431)

Net cash provided by continuing operations	70,822	137,716	138,297
Net cash provided by (used in) discontinued operations	4,324	(440)	(16,474)

Net cash provided by operating activities	75,146	137,276	121,823
Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	—	—	361,852
Proceeds received from ARS option	9,269	21,566	10,467
Purchases of property and equipment	(35,171)	(20,911)	(32,254)
Payments made from sale of discontinued operations	—	—	(1,430)

Net cash (used in) provided by investing activities	(25,902)	655	338,635
Cash flows from financing activities:
Proceeds from exercise of stock options	827	28,339	59,825
Cash used for withholding taxes due on stock-based awards	(2,740)	(9,234)	(86,533)
Net proceeds from issuance of 2.50% convertible notes and 2.25% convertible notes	—	774,745	—
Repurchases of 1.75% convertible notes and 3 1/8% convertible notes	—	—	(94,525)
Purchases of treasury stock	(177,090)	(241,263)	(420,948)
Excess tax benefit on stock-based awards	377	30,198	22,458

Net cash (used in) provided by financing activities	(178,626)	582,785	(519,723)

Net (decrease) increase in cash and cash equivalents	(129,382)	720,716	(59,265)
Cash and cash equivalents at beginning of period	1,121,217	400,501	459,766

Cash and cash equivalents at end of period	$991,835	$1,121,217	$400,501

See accompanying notes.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.    Background and Basis of Presentation

Background

WebMD Health Corp. (the “Company” or “WebMD”) is a Delaware corporation that was incorporated on May 3, 2005. The Company completed an initial public offering on September 28, 2005. The Company’s Common Stock trades under the symbol “WBMD” on the Nasdaq Global Select Market. From the completion of the initial public offering through the completion of the Company’s merger with HLTH Corporation (“HLTH”) on October 23, 2009 (the “Merger”), the Company was more than 80% owned by HLTH. On October 23, 2009, the Merger was completed, with HLTH merging into WebMD and WebMD continuing as the surviving corporation. In these Consolidated Financial Statements, the defined term “Company” refers not only to WebMD but also, where the context requires, to HLTH. The specific names of HLTH and WebMD are used only where there is a need to distinguish between the legal entities. In addition, references in these Consolidated Financial Statements to amounts of shares of HLTH Common Stock and to market prices or purchase prices for HLTH Common Stock have been adjusted to reflect the 0.4444 exchange ratio in the Merger (the “Exchange Ratio”).

The Company provides health information services to consumers, physicians and other healthcare professionals, employers and health plans through its public and private online portals, mobile platforms and health-focused publications. The Company’s public portals for consumers enable them to obtain health and wellness information (including information on specific diseases or conditions), check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest and participate in online communities with peers and experts. The Company’s public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (“CME”) credit and communicate with peers. The Company also provides mobile health information applications for use by consumers and physicians. The Company’s public portals generate revenue primarily through the sale of advertising and sponsorship products, including CME services. The public portals’ sponsors and advertisers include pharmaceutical, biotechnology, medical device and healthcare services companies, and consumer products companies whose products relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention. The Company also generates revenue from advertising sold in WebMD Magazine, a consumer magazine distributed to physician office waiting rooms. In addition, the Company generates revenue from the sale of certain information and data products. The Company’s private portals enable employers and health plans to provide their employees and members with access to personalized health and benefit information and decision-support tools that help them to make more informed benefit, treatment and provider decisions and motivate them to make healthier lifestyle choices. In addition, the Company offers clients of its private portals health and condition management programs and health coaching services on a per participant basis. The Company generates revenue from its private portals through the licensing of these portals and related services to employers and health plans either directly or through distributors.

Basis of Presentation

The accompanying Consolidated Financial Statements include the consolidated accounts of the Company and its majority-owned subsidiaries and have been prepared in United States dollars, and in accordance with U.S. generally accepted accounting principles (“GAAP”). The results of operations for companies acquired or disposed of are included in the Consolidated Financial Statements from the effective date of acquisition or up to the date of disposal. All material intercompany balances and transactions have been eliminated in consolidation.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.    Summary of Significant Accounting Policies

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortized and are subjected to impairment review by applying fair value based tests. Intangible assets with definite lives are amortized on a straight-line basis over the individually estimated useful lives of the related assets as follows:

Content	3 to 5 years
Customer relationships	5 to 12 years
Acquired technology and patents	3 years
Trade names	up to 10 years

Recoverability

The Company reviews the carrying value of goodwill and indefinite-lived intangible assets annually and whenever indicators of impairment are present. The Company tests goodwill for impairment at the reporting unit level only when, after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value. Fair value is determined using an income approach valuation. A reporting unit is defined as an operating segment or one level below an operating segment.

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

Based on the Company’s analysis, there was no impairment of goodwill and indefinite-lived intangible assets of any of the Company’s continuing operations during the years ended December 31, 2012, 2011 and 2010.

Internal Use Software

Software development costs that are incurred in the preliminary project stage are expensed as incurred. Once certain criteria have been met, direct costs incurred in developing or obtaining computer software are capitalized. The Company capitalized $5,471 and $4,229 during the years ended December 31, 2012 and 2011, respectively. Capitalized internal use software development costs are included in property and equipment in the accompanying consolidated balance sheets. Training and data conversion costs are expensed as incurred. Capitalized software costs are depreciated over a three-year period. Depreciation expense related to internal use software was $6,223, $6,224 and $6,107 for the years ended December 31, 2012, 2011 and 2010, respectively.

Website Development Costs

Costs related to the planning and post implementation phases of WebMD’s Website development efforts, as well as minor enhancements and maintenance, are expensed as incurred. Direct costs incurred in the development phase are capitalized. The Company capitalized $6,787 and $5,626 during the years ended December 31, 2012 and 2011, respectively. These capitalized costs are included in property and equipment in the accompanying consolidated balance sheets and are depreciated over a three-year period. Depreciation expense related to Website development costs was $4,998, $5,230 and $5,030 during the years ended December 31, 2012, 2011 and 2010, respectively.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

The Company’s restricted cash primarily relates to collateral for letters of credit obtained to support the Company’s operations. As of December 31, 2012 and 2011, the total restricted cash was $1,730 and $1,755, respectively, and is included in other assets in the accompanying consolidated balance sheets.

Deferred Charges

Other assets includes costs associated with the issuance of the Company’s convertible notes that are amortized to interest expense in the accompanying consolidated statements of operations, using the effective interest method over the period from issuance through the earliest date on which holders can demand redemption. The Company capitalized $8,493 of issuance costs in connection with the 2005 issuance of the $300,000 3 1/8% Convertible Notes due 2025 (the “3  1/8% Notes”) and $10,411 of issuance costs in connection with the 2003 issuance of the $350,000 1.75% Convertible Subordinated Notes due 2023 (the “1.75% Notes”). In connection with the conversions and repurchases of the 1.75% Notes and 3 1/8% Notes during 2010, issuance costs of $2,600 were written off.

Additionally, during the year ended December 31, 2011, the Company capitalized issuance costs of $12,655 and $12,595, respectively, related to the issuance of its 2.50% Convertible Notes due 2018 (the “2.50% Notes”) and its 2.25% Convertible Notes due 2016 (the “2.25% Notes”), respectively. The aggregate amortization of these issuance costs, which is included within interest expense in the accompanying statements of operations, was $4,326, $3,758 and $1,097 for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, there were $17,166 and $21,492 of unamortized issuance costs included in other assets within the accompanying consolidated balance sheets.

Deferred Revenue

Deferred revenue consists of invoices sent to customers or payments received from customers, in advance of revenue recognition and is recognized as the revenue recognition criteria are met. Deferred revenue is influenced by several factors, including the timing of invoices to our customers and the timing of payments received from our customers in relation to the timing of the revenue recognition for the related customer contract. Deferred revenue at each balance sheet date is expected to be recognized during the succeeding twelve month period and is therefore classified as a current liability within the accompanying balance sheets.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the revenues recognized related to the Company’s public portals and private portals:

	Years Ended December 31,
	2012	2011	2010
Public portal revenues	$391,339	$477,325	$446,969
Private portal revenues	78,527	81,450	87,550

	$469,866	$558,775	$534,519

Sales, Use and Value Added Tax

The Company excludes sales, use and value added tax from revenue in the accompanying consolidated statements of operations.

Advertising Costs

Advertising costs are generally expensed as incurred and totaled $2,798, $3,405 and $7,105 in 2012, 2011 and 2010, respectively.

Foreign Currency

The functional currency of the Company’s foreign operations is the U.S. dollar. Fluctuations in foreign dollar monetary assets and liabilities result in gains or losses which are credited or charged to income. Foreign currency transactional gains or losses are also credited or charged to income.

Concentration of Credit Risk

None of the Company’s customers individually accounted for more than 10% of the Company’s revenue in 2012, 2011 or 2010 or more than 10% of the Company’s accounts receivable as of December 31, 2012 or 2011.

The Company’s revenue is principally generated in the United States. An adverse change in economic conditions in the United States could negatively affect the Company’s revenue and results of operations. The Company recorded revenue from foreign customers of $24,206, $14,679 and $6,243 during the years ended December 31, 2012, 2011 and 2010, respectively.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax contingencies are recorded to address potential exposure involving tax positions the Company has taken that could be challenged by tax authorities. These potential exposures result from applications of various statutes, rules, regulations and interpretations. The Company’s estimates of tax contingencies contain assumptions and judgments about potential actions by taxing jurisdictions. The Company reflects interest and penalties related to uncertain tax positions as part of the income tax (benefit) provision in the accompanying consolidated statements of operations.

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

For contracts that contain multiple deliverables that were entered into prior to January 1, 2011, revenue is allocated to each deliverable based on its relative fair value, which is determined using vendor-specific objective evidence (“VSOE”). In certain instances where fair value did not exist for all the elements, the amount of revenue allocated to the delivered elements equals the total consideration less the fair value of the undelivered elements to the extent VSOE exists for the undelivered elements. In instances where fair value did not exist for the undelivered elements, the entire consideration is recognized over the period that the last element is delivered.

Contracts that contain multiple deliverables that were entered into subsequent to January 1, 2011 are subject to Accounting Standards Update No. 2009-13 Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 requires the allocation of revenue to each deliverable of multiple-deliverable revenue arrangements, based on the relative selling price of each deliverable. It also changes the level of evidence of selling price required to separate deliverables by allowing a company to make its best estimate of the selling price of deliverables when more objective evidence of selling price is not available.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Years Ended December 31,
	2012	2011	2010
Numerator:
(Loss) income from continuing operations	$(23,087)	$64,188	$52,272
Effect of participating non-vested restricted stock	—	(436)	(601)

(Loss) income from continuing operations — Basic	(23,087)	63,752	51,671
Interest expense on 1.75% Notes, net of tax	—	—	1,469

(Loss) income from continuing operations — Diluted	$(23,087)	$63,752	$53,140

Income from discontinued operations, net of tax	$2,743	$10,388	$1,800
Effect of participating non-vested restricted stock	—	(71)	(21)

Income from discontinued operations — Basic and Diluted	$2,743	$10,317	$1,779

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2012	2011	2010
Denominator:
Weighted-average shares — Basic	50,862	57,356	55,328
Employee stock options and restricted stock	—	1,768	3,706
1.75% Notes	—	—	3,194

Adjusted weighted-average shares after assumed conversions — Diluted	50,862	59,124	62,228

Basic (loss) income per common share:
(Loss) income from continuing operations	$(0.45)	$1.11	$0.93
Income from discontinued operations.	0.05	0.18	0.04

Net (loss) income	$(0.40)	$1.29	$0.97

Diluted (loss) income per common share:
(Loss) income from continuing operations	$(0.45)	$1.08	$0.85
Income from discontinued operations	0.05	0.17	0.03

Net (loss) income	$(0.40)	$1.25	$0.88

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

	Years Ended December 31,
	2012	2011	2010
Options and restricted stock	12,291	3,420	1,843
Convertible notes	11,590	10,224	3,777

	23,881	13,644	5,620

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

Accounting Pronouncement Adopted During 2012

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued an update to the existing guidance for goodwill and other intangible assets. The update simplifies how a company tests goodwill for impairment by providing both public and nonpublic entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity would no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendment was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which for the Company was the first quarter of 2012. The adoption of this amendment did not have an impact on the Company’s financial condition, results of operations or cash flows.

In June 2011, the FASB issued an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity. For public entities, the amendment was effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for the Company was the first quarter of 2012. The adoption of this amendment resulted in a change to the Company’s presentation of comprehensive income, but otherwise had no impact on the Company’s financial condition, results of operations or cash flows.

In May 2011, the FASB issued amendments to the existing guidance on fair value measurement. The amendments are intended to create consistency between U.S. generally accepted accounting standards and International Financial Reporting Standards on measuring fair value and disclosing information about fair value measurements. The amendments clarify the application of existing fair value measurement requirements including (i) the application of the highest and best use valuation premise concepts, (ii) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and (iii) quantitative information required for fair value measurements categorized within Level 3. In addition, the amendments require additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. For public entities, the amendments were effective for interim and annual periods beginning after December 15, 2011, which for the Company was the first quarter of 2012. These changes are required to be applied prospectively. The adoption of this amendment did not have any impact on the Company’s financial condition, results of operations or cash flows.

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

In connection with the EPS Sale, the Company agreed to retain the responsibility for the EPS Indemnification Obligations. During the years ended December 31, 2007 through 2009, the Company recorded pre-tax charges aggregating $116,792, representing the Company’s estimate, and adjustments to its estimate of probable costs with respect to its indemnification obligation which included the defense costs to be incurred during the trial and pre-trial periods. As a result of the June 8, 2011 and July 8, 2011 decisions discussed above, it is the Company’s understanding that the Investigation has concluded. As a result, the Company reversed the remaining accrual with respect to its EPS Indemnification Obligations of $7,527 through income from discontinued operations during the year ended December 31, 2011.

Included within liabilities of discontinued operations related to this matter was $5,000 as of December 31, 2010, which represented certain reimbursements received from the Company’s insurance carriers between July 31, 2008 and December 31, 2010 under certain directors and officers liability insurance policies (the “Policies”) for expenses that the Company had incurred and expected to continue to incur for the EPS Indemnification Obligations. The Company had previously deferred recognizing these insurance reimbursements within the consolidated statement of operations because of the possibility they might have to be repaid to the insurance carriers under the terms of the applicable Policies. However, as a result of the June 8, 2011 and July 8, 2011 dismissals described above, the Company believes that the insurance carriers do not have the ability to recover this amount and accordingly, the Company reversed this accrual through income from discontinued operations during the year ended December 31, 2011.

On June 22, 2012, New Hampshire Insurance Company (“NHIC”) filed a claim against the Company in the Superior Court of the State of Delaware, Chancery Division, New Castle County, seeking repayment of the $5,000 advanced by NHIC under a directors and officers liability policy for the indemnification of former officers and directors of EPS. The Company believes that the plaintiffs’ claims are without merit and intends to vigorously defend against them. The Company is unable to predict the outcome of this action or to reasonably estimate the possible loss or range of loss, if any, arising from the claims asserted in the complaint.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2012, the Company recognized an after-tax gain of $2,235 related to the receipt of approximately $3,600 in relation to the Investigation described above. These funds represented a reimbursement to the Company related to recoveries by the United States Department of Justice from former employees of EPS who pleaded guilty to the matters described above. None of the former employees who pleaded guilty were employees to whom the Company provided indemnification in connection with the Investigation.

Also included in income from discontinued operations during the year ended December 31, 2012 is a gain of $508 related to a state tax refund that the Company received in connection with the finalization of a state tax appeal related to the EPS Sale.

Porex

On October 19, 2009, the Company completed the sale of its Porex business. In connection with the sale of Porex, the Company received $74,378 in cash at closing, which was later reduced by $1,430 in 2009 as a result of a customary adjustment based on the amount of Porex’s working capital, received $67,500 in 8.75% senior secured notes (the “Senior Secured Notes”) and incurred approximately $4,900 of transaction expenses. The Senior Secured Notes were secured by certain assets of the acquirer. The Company determined the fair value of the Senior Secured Notes was $63,598 as of October 19, 2009. On April 1, 2010, the Company sold the Senior Secured Notes for $65,475 plus accrued interest. The Company recognized a pre-tax gain of $1,362 related to the sale of the Senior Secured Notes, representing the excess of the sale proceeds over the adjusted cost basis of the Senior Secured Notes, which is reflected in loss on investments in the accompanying consolidated statement of operations for the year ended December 31, 2010.

In addition, the Company agreed to indemnify Porex for certain tax matters, which were estimated by the Company to be approximately $4,800. During the year ended December 31, 2011, as a result of the completion of a tax audit for one of the related matters under such indemnification, the Company reduced its indemnification liability by $2,994, and accordingly, this amount is reflected within income from discontinued operations during the year ended December 31, 2011. Additionally, the Company paid $287 related to the completion of this tax audit during the year ended December 31, 2011. The remaining estimate of the Company’s tax indemnification liability related to Porex is $1,506 and is included within liabilities of discontinued operations within the accompanying balance sheet as of December 31, 2012.

4.    Convertible Notes

2.50% Convertible Notes due 2018

On January 11, 2011, the Company issued $400,000 aggregate principal amount of its 2.50% Notes in a private offering. Unless previously converted, the 2.50% Notes will mature on January 31, 2018. Net proceeds from the sale of the 2.50% Notes were approximately $387,345, after deducting the related offering expenses, of which approximately $100,000 was used to repurchase 1,920,490 shares of the Company’s Common Stock at a price of $52.07 per share, the last reported sale price of the Company’s Common Stock on January 5, 2011, which repurchase settled on January 11, 2011. Interest on the 2.50% Notes is payable semi-annually on January 31 and July 31 of each year, commencing July 31, 2011. Under the terms of the 2.50% Notes, holders were able to surrender their 2.50% Notes for conversion into the Company’s Common Stock at an initial conversion rate of 15.1220 shares of Common Stock per thousand dollars principal amount of the 2.50% Notes. This is equivalent to an initial conversion price of approximately $66.13 per share of Common Stock. In the aggregate, the 2.50% Notes were convertible into 6,048,800 shares of the Company’s Common Stock. Effective April 4, 2012, after giving effect to an adjustment resulting from a tender offer for the Company’s Common

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock that the Company completed on April 3, 2012 (see Note 10 for additional discussion), the conversion rate was adjusted to 15.3223 shares of Common Stock per thousand dollars principal amount of the 2.50% Notes. This is equivalent to an adjusted conversion price of approximately $65.26 per share of Common Stock. In the aggregate, the 2.50% Notes are convertible into 6,128,920 shares of Common Stock following the April 4, 2012 adjustment.

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

2.25% Convertible Notes due 2016

On March 14, 2011, the Company issued $400,000 aggregate principal amount of its 2.25% Notes in a private offering. Unless previously converted, the 2.25% Notes will mature on March 31, 2016. Net proceeds from the sale of the 2.25% Notes were approximately $387,400, after deducting the related offering expenses, of which approximately $50,000 was used to repurchase 868,507 shares of the Company’s Common Stock at a price of $57.57 per share, the last reported sale price of the Company’s Common Stock on March 8, 2011, which repurchase settled on March 14, 2011. Interest on the 2.25% Notes is payable semi-annually on March 31 and September 30 of each year, commencing September 30, 2011. Under the terms of the 2.25% Notes, holders were able to surrender their 2.25% Notes for conversion into the Company’s Common Stock at an initial conversion rate of 13.5704 shares of Common Stock per thousand dollars principal amount of the 2.25% Notes. This was equivalent to an initial conversion price of approximately $73.69 per share of Common Stock. In the aggregate, the 2.25% Notes were convertible into 5,428,160 shares of the Company’s Common Stock. Effective April 4, 2012, after giving effect to an adjustment resulting from a tender offer for the Company’s Common Stock that the Company completed on April 3, 2012 (see Note 10 for additional discussion), the conversion rate was adjusted to 13.7502 shares of Common Stock per thousand dollars principal amount of the 2.25% Notes. This is equivalent to an adjusted conversion price of approximately $72.73 per share of Common Stock. In the aggregate, the 2.25% Notes are convertible into 5,500,080 shares of Common Stock following the April 4, 2012 adjustment.

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

Year Ended December 31, 2010
Contractual coupon interest	$4,186
Amortization of debt discount	4,230
Amortization of debt issuance costs	587

Interest expense for 3 1/8% Notes	$9,003

Effective interest rate	7.4%

During 2010, the Company repurchased $42,168 principal amount of its 3 1/8% Notes for $52,418 in cash and the holders of the 3 1/8% Notes converted $208,132 principal amount into 5,942,204 shares of the Company’s Common Stock. The Company recognized an aggregate pre-tax loss of $13,622 related to the repurchases and conversions of the 3 1/8% Notes during 2010, which is reflected within loss on convertible notes in the accompanying consolidated statement of operations. The loss includes the expensing of remaining deferred issuance costs outstanding related to the repurchased notes.

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

During 2010, the Company repurchased $32,446 principal amount of its 1.75% Notes for $42,107 in cash and the holders of the 1.75% Notes converted $232,137 principal amount into 6,703,129 shares of the Company’s Common Stock. The majority of these conversions occurred following a Notice of Redemption that was delivered in May 2010. The Company recognized an aggregate pre-tax loss of $9,710 related to the repurchases and conversions of the 1.75% Notes during 2010, which is reflected within loss on convertible notes in the accompanying consolidated statement of operations. The loss includes the expensing of remaining deferred issuance costs outstanding related to the repurchased notes.

As a result of the conversion and repurchase activity described above, as of December 31, 2010, no 1.75% Notes remained outstanding.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Long-Lived Assets

Property and Equipment

Property and equipment consist of the following:

	December 31,
	2012	2011
Software	$45,981	$40,531
Computer equipment	51,028	44,144
Website development costs	44,940	39,027
Leasehold improvements	39,315	34,811
Office equipment, furniture and fixtures	14,273	11,225
Land and buildings	1,812	1,847

	197,349	171,585
Less: accumulated depreciation	(130,745)	(114,446)

Property and equipment, net	$66,604	$57,139

Depreciation expense was $24,505, $24,174 and $24,184 in 2012, 2011 and 2010, respectively.

Goodwill and Intangible Assets

There were no changes in the carrying amount of goodwill during the years ended December 31, 2012 and 2011. Intangible assets consist of the following:

	December 31, 2012				December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life(a)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life(a)
Content	$15,954	$(15,954)	$—	—	$15,954	$(15,954)	$—	—
Customer relationships	34,057	(22,943)	11,114	5.5	34,057	(20,852)	13,205	6.5
Technology and patents	14,700	(14,700)	—	—	14,700	(14,700)	—	—
Trade names-definite lives	2,530	(2,003)	527	3.0	6,030	(3,700)	2,330	4.4
Trade names-indefinite lives	4,464	—	4,464	n/a	4,464	—	4,464	n/a

Total	$71,705	$(55,600)	$16,105		$75,205	$(55,206)	$19,999

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

Amortization expense was $3,894, $2,627 and $3,394 in 2012, 2011 and 2010, respectively. Future amortization expense for intangible assets is estimated to be:

Year Ending December 31:
2013	$2,271
2014	$2,271
2015	$2,260
2016	$2,059
2017	$1,513
Thereafter	$1,267

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2012	2011
Accrued compensation	$31,220	$30,253
Accrued restructuring	7,534	—
Accrued outside services	5,373	3,967
Accrued marketing and distribution	3,814	2,857
Accrued interest	6,417	6,417
Other accrued liabilities	9,898	11,744

	$64,256	$55,238

7.    Commitments and Contingencies

Legal Proceedings

In re WebMD Health Corp. Securities Litigation, Solomon v. Wygod, In re WebMD Health Corp. Shareholder Derivative Litigation

Six shareholder lawsuits, each of which is described below, have been filed in federal and state court in New York. The lawsuits relate to certain forward-looking information made publicly available by the Company.

On August 2, 2011 and August 26, 2011, federal securities class action complaints entitled Canson v. WebMD Health Corp., et al. and Malland v. WebMD Health Corp., et al., respectively, were filed in the United States District Court for the Southern District of New York on behalf of purchasers of the Company’s Common Stock between February 23, 2011 and July 15, 2011. On November 7, 2011, the two cases were consolidated under the caption In re WebMD Health Corp. Securities Litigation (the “Federal Securities Action”) and lead plaintiffs and lead counsel were appointed. On February 14, 2012, the lead plaintiffs filed their consolidated amended complaint (the “Complaint”), which alleges claims on behalf of purchasers of the Company’s securities between February 23, 2011 and January 10, 2012. The Complaint alleges that the Company, and certain of its officers, made false and misleading statements in violation of the Securities Exchange Act of 1934 and seeks unspecified damages and costs. The defendants moved to dismiss the Complaint and the lead plaintiffs opposed that motion. The motion was fully submitted and filed on August 2, 2012. On November 8, 2012, the Court heard oral argument on defendants’ motion to dismiss. On January 2, 2013, the Court issued an opinion and order (the “Opinion and Order”) dismissing all claims asserted in the Complaint, but granted the lead plaintiffs leave to replead within sixty days.

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

On September 19, 2011, September 28, 2011 and October 25, 2011, shareholder derivative actions entitled Gordon v. Wygod, et al., Wargula v. Wygod, et al. and Garber v. Wygod, et al., respectively, were filed in the

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

United States District Court for the Southern District of New York (the “Federal Derivative Action”). The complaints in the Federal Derivative Action purport to assert claims on behalf of the Company. Two of the complaints allege violations of the Securities Exchange Act of 1934, and all three complaints allege state law violations, including breach of fiduciary duties, corporate waste and unjust enrichment by certain of the Company’s officers and directors. The complaints seek unspecified damages, corporate governance changes, restitution, disgorgement and costs. The three actions have been consolidated under the caption In re WebMD Health Corp. Shareholder Derivative Litigation. Pursuant to a stipulated order, the defendants need not respond to any complaints filed to date in the consolidated actions, and a consolidated complaint shall be filed either (i) 30 days after the Opinion and Order dismissing the Federal Securities Action referred to above becomes final without either an appeal or the filing of a second amended complaint; or (ii) if a second amended complaint is filed in the Federal Securities Action, 30 days after either all defendants have filed answers to a second amended complaint, or entry of an order on a motion to dismiss in the second amended complaint, if such a motion is filed by any defendant in the Federal Securities Action; or (iii) 30 days after entry of an order on any appeal taken from the Opinion and Order in the Federal Securities Action.

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

National Jewish Health v. WebMD Health Services Group, Inc. and WebMD Health Corp.

On October 25, 2012, National Jewish Health, a Colorado non-profit corporation, filed a complaint against the Company in United States District Court for the District of Colorado alleging copyright infringement, misappropriation of trade secrets, tortious interference with prospective business relations, and breach of contract. The allegations relate to two condition management programs of the Company’s private portals. The complaint seeks injunctive relief, as well as damages in unspecified amounts. The Court issued a Scheduling Order on February 11, 2013 and the parties have exchanged initial discovery requests. Under the terms of the Scheduling Order, discovery is scheduled to end on November 22, 2013. The Company believes the plaintiff’s claims are without merit and intends to vigorously defend against them. The Company is unable to predict the outcome of this action or to reasonably estimate the possible loss or range of loss, if any, arising from the claims asserted therein.

MyMedicalRecords, Inc. v. WebMD Health Corp. and WebMD Health Services, Corp.

On February 13, 2013, MyMedicalRecords, Inc. filed an action against the Company in the United States District Court in the Central District of California. The complaint alleges that the personal health record tool sold by WebMD Health Services Group, Inc. infringes U.S. Patent No. 8,301,466 issued on October 30, 2012. The complaint seeks injunctive relief, as well as damages in unspecified amounts. Based on a preliminary review of the allegations set forth in the complaint, the Company believes that the plaintiff’s claims are without merit and intends to vigorously defend against them. The Company is unable to predict the outcome of this action or to reasonably estimate the possible loss or range of loss, if any, arising from the claims asserted in the complaint.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

The Company leases its offices and other facilities under operating lease agreements that expire at various dates through 2022. Total rent expense for all operating leases was approximately $8,573, $8,104 and $7,922 in 2012, 2011 and 2010, respectively. Included in other long-term liabilities as of December 31, 2012 and 2011 were $13,545 and $13,406, respectively, related to lease incentives and the difference between rent expense and the rental amount payable for leases with fixed escalations.

Future minimum lease commitments under non-cancelable lease agreements at December 31, 2012 were as follows:

Years Ending December 31,
2013	$10,412
2014	10,854
2015	10,577
2016	7,178
2017	7,275
Thereafter	27,860

Total minimum lease payments	$74,156

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

The 2005 Long-Term Incentive Plan, (as amended, the “2005 Plan”) is the only existing plan under which future grants can be made. The maximum number of shares of the Company’s Common Stock that may be subject to awards under the 2005 Plan was 20,075,000 as of December 31, 2012, subject to adjustment in accordance with the terms of the 2005 Plan. The Company had an aggregate of 1,154,371 shares of Common Stock available for future grants under the 2005 Plan at December 31, 2012.

Equity awards granted to the Company’s Chief Executive Officer in 2012 were made outside of the 2005 Plan and were approved by the Compensation Committee of the Company’s Board of Directors, in reliance on the NASDAQ Global Select Market exception to shareholder approval for equity grants to new hires.

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

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2010	22,428,953	$29.67
Granted	2,088,900	46.39
Exercised	(12,281,271)	27.05
Cancelled	(2,008,827)	57.36

Outstanding at December 31, 2010	10,227,755	30.79
Granted	3,267,150	36.02
Exercised	(1,530,318)	26.91
Cancelled	(910,206)	35.81

Outstanding at December 31, 2011	11,054,381	32.46
Granted	4,888,600	18.42
Exercised	(195,377)	22.80
Cancelled	(2,446,916)	38.96

Outstanding at December 31, 2012	13,300,688	$26.24	7.1	$2,594

Vested and exercisable at the end of the period	5,388,689	$29.30	5.1	$—

(1)	The aggregate intrinsic value is based on the market price of the Company’s Common Stock on December 31, 2012, which was $14.34, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on December 31, 2012.

The following table summarizes information with respect to options outstanding and options exercisable at December 31, 2012:

	Outstanding			Exercisable
Exercise Prices	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In Years)	Shares	Weighted Average Exercise Price Per Share
$13.15	2,147,000	$13.15	9.9	—	$—
$13.56-$21.26	1,109,018	16.76	4.8	740,218	17.68
$21.29-$22.40	1,441,337	22.02	8.0	460,587	21.30
$22.53-$23.59	1,176,142	23.06	9.0	95,029	23.45
$23.61	2,139,947	23.61	5.6	1,408,020	23.61
$24.00-$29.98	1,343,455	27.90	6.3	782,728	27.34
$30.00-$32.59	1,352,445	30.58	7.4	487,457	30.73
$32.60-$45.00	1,248,970	37.75	6.4	661,280	38.43
$45.07-$92.61	1,342,374	49.78	5.9	753,370	50.09

	13,300,688	$26.24	7.1	5,388,689	$29.30

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

	Years Ended December 31,
	2012	2011	2010
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.42-0.46	0.30-0.42	0.31-0.33
Risk-free interest rate	0.63%	1.09%	1.92%
Expected term (years)	4.7	4.6	4.8
Weighted average fair value of options granted during the period	$6.96	$11.75	$14.53

On February 23, 2012, the Company’s directors and certain officers voluntarily surrendered a total of 960,600 non-qualified stock options with a weighted average exercise price of $46.85 per share. None of these individuals received any consideration or promise of consideration in exchange for the surrender of these stock options. These options were originally granted under the 2005 Plan, and therefore, upon their surrender, the shares underlying these options were returned to the 2005 Plan and became available for grant under such plan. During the year ended December 31, 2012, the Company expensed the remaining unrecognized stock-based compensation expense of $8,076 related to these stock options.

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

	Years Ended December 31,
	2012		2011		2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at the beginning of the year	1,205,333	$36.18	1,106,751	$33.13	1,106,124	$27.51
Granted	339,800	20.64	570,367	38.73	304,775	46.90
Vested	(413,372)	33.92	(385,285)	31.24	(284,761)	26.65
Forfeited	(199,375)	35.53	(86,500)	35.95	(19,387)	25.15

Balance at the end of the year	932,386	$31.69	1,205,333	$36.18	1,106,751	$33.13

Proceeds received from the exercise of options to purchase shares of the Company’s Common Stock were $827, $28,339 and $59,825 for the years ended December 31, 2012, 2011 and 2010, respectively. Additionally, in connection with the exercise of certain stock options and the vesting of restricted stock, the Company made payments of $2,740, $9,234 and $86,533 during the years ended December 31, 2012, 2011 and 2010, respectively, related to employee statutory withholding taxes that were satisfied by withholding shares of Common Stock of

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equal value from the respective employees. The proceeds and payments described above are reflected within cash flows from financing activities within the accompanying consolidated statements of cash flows.

The intrinsic value related to stock options that were exercised, combined with the fair value of shares of restricted stock that vested, aggregated $9,076, $54,069 and $251,341 for the years ended December 31, 2012, 2011 and 2010, respectively.

Other

Each year the Company issues shares of its Common Stock to each WebMD non-employee director with a value equal to their annual board and committee retainers. The Company recorded $350, $345 and $361 of stock-based compensation expense for the years ended December 31, 2012, 2011 and 2010, respectively, in connection with these issuances.

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Years Ended December 31,
	2012	2011	2010
Stock options	$31,593	$25,752	$23,324
Restricted stock	12,978	13,640	9,615
Other	350	345	361

Total stock-based compensation expense	$44,921	$39,737	$33,300

Included in:
Cost of operations	$8,160	$7,707	$7,211
Sales and marketing	8,201	9,079	8,033
General and administrative	28,560	22,951	18,056

Total stock-based compensation expense	$44,921	$39,737	$33,300

As of December 31, 2012, approximately $60,400 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 2.4 years, related to the Plans.

Tax benefits attributable to stock-based compensation represented 39% of stock-based compensation expense during each of the years ended December 31, 2012, 2011 and 2010.

9.    Retirement Plans

The Company maintains a defined contribution retirement plan covering substantially all of its employees, which provides for matching and discretionary contributions. The Company has recorded expenses related to this plan of $4,205, $3,876 and $3,441 for 2012, 2011 and 2010, respectively, related to these matching and discretionary contributions.

10.    Equity

Treasury Stock

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying consolidated balance sheets.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tender Offers

On April 3, 2012, the Company completed a tender offer (the “2012 Tender Offer”) through which it repurchased 5,769,230 shares of its Common Stock at a price of $26.00 per share for total consideration of $150,759, which includes $759 of costs directly attributable to the purchase.

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

Stock Repurchase Program

On December 4, 2008, the Board of Directors established a stock repurchase program (the “2008 Program”), at which time the Company was authorized to use up to $30,000, which was subsequently increased by $15,331 in July 2011, to purchase shares of WebMD Common Stock, from time to time, in the open market, through block trades or in private transactions, depending on market conditions and other factors. During August 2011, the Board of Directors terminated the 2008 Program and established a new stock repurchase program (the “2011 Program” and, collectively with the 2008 Program, the “Programs”) through which the Company was authorized to use up to $75,000 to purchase shares of WebMD Common Stock. During October 2011, the Company’s Board of Directors authorized a $75,000 increase to the 2011 Program. During 2010, the Company repurchased 352,572 shares, at an aggregate cost of $14,914 under the Programs. During 2011, the Company repurchased 2,883,798 shares at an aggregate cost of $91,263 under the Programs. During 2012, the Company repurchased 1,320,846 shares at an aggregate cost of $26,900 under the Programs. As of December 31, 2012, $62,173 remained available for repurchases under the 2011 Program.

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

Shareholder Rights Agreement

The Board of Directors of the Company adopted, and the Company entered into, a Stockholder Rights Agreement, dated as of November 2, 2011 (the “Rights Agreement”), by and between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent. Pursuant to the terms of the Rights Agreement, which had a one-year term until amended (as described below), one preferred stock purchase right (a “Right”) was attached to each outstanding share of the Company’s Common Stock held by holders of record as of the close of business on November 14, 2011. The Company issues one Right with each new share of Common Stock issued after that date until the Rights expire. The Rights initially trade with and are inseparable from the Company’s Common Stock and will not be evidenced by separate certificates unless they become exercisable. Until amended (as described below), each Right entitled its holder to purchase from the Company one one-thousandth of a share (a “Unit”) of Series A Junior Preferred Stock, par value $0.01 per share (the “Preferred Stock”), at an exercise price of $153.00 per Unit, subject to adjustment in accordance with the terms

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Rights Agreement, once the Rights become exercisable. On October 18, 2012, the Board of Directors of the Company adopted, and the Company entered into, an Amendment to Rights Agreement (the “Rights Amendment”). The Amendment: extended the expiration date of the Rights Agreement from October 31, 2012 to October 31, 2014; provided that equity compensation awards to directors will not be included in determining whether a stockholder becomes an “Acquiring Person” under the Rights Agreement; and decreased the purchase price payable by holders of Rights upon exercise of such Rights from $153.00 per Unit to $66.29 per Unit.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) were as follows:

	December 31,
	2012	2011
Deferred tax assets:
Federal net operating loss carryforwards	$105,264	$104,498
State net operating loss carryforwards	40,929	42,110
Capital losses	6,048	2,023
Federal tax credits	55,870	56,244
Accrued expenses	24,523	20,869
Stock-based compensation	27,394	24,821
Intangible assets	6,074	6,949
Auction rate securities	—	9,040
Other	4,076	3,850

Total deferred tax assets	270,178	270,404
Valuation allowance	(176,403)	(172,832)

Net deferred tax assets	93,775	97,572

Deferred tax liabilities:
Property and equipment	(2,680)	(321)
Goodwill and indefinite-lived intangible asset	(24,728)	(21,752)

Total deferred tax liabilities	(27,408)	(22,073)

Net deferred tax assets	$66,367	$75,499

	December 31,
	2012	2011
Current deferred tax assets, net:
Current deferred tax assets, net of deferred tax liabilities	$29,732	$56,742
Valuation allowance	(19,404)	(36,260)

Current deferred tax assets, net	10,328	20,482

Non-current deferred tax assets, net:
Non-current deferred tax assets, net of deferred tax liabilities	213,038	191,589
Valuation allowance	(156,999)	(136,572)

Non-current deferred tax assets, net	56,039	55,017

Net deferred tax assets	$66,367	$75,499

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax (benefit) provision was as follows:

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$(583)	$373	$(1,197)
State	295	3,165	2,673
Foreign	190	145	141

Current income tax (benefit) provision	(98)	3,683	1,617

Deferred:
Federal	(325)	9,454	(3,569)
State	(2,012)	4,242	3,166

Deferred income tax (benefit) provision	(2,337)	13,696	(403)
Reversal of valuation allowance applied to additional paid-in capital	301	28,788	18,829

Total income tax (benefit) provision	$(2,134)	$46,167	$20,043

The reconciliation between the federal statutory rate and the effective income tax rate is as follows:

	Years Ended December 31,
	2012	2011	2010
United States federal statutory rate	(35.0)%	35.0%	35.0%
State income taxes (net of federal benefit)	(0.3)	5.2	6.7
Valuation allowance	18.4	(0.5)	(12.6)
Non-deductible officer compensation	8.7	1.8	0.8
Loss on auction rate securities	0.0	0.0	14.3
Losses benefited from discontinued operations	0.0	0.0	(17.5)
Other	(0.3)	0.3	1.0

Effective income tax rate	(8.5)%	41.8%	27.7%

During 2012, 2011 and 2010, the Company reversed $301, $28,788 and $20,358, respectively, of its valuation allowance through additional paid-in capital as a result of the utilization of net operating loss carryforwards generated by excess tax benefits of stock-based awards. In 2012, the Company also reversed $801 of its deferred tax asset and related valuation allowance through additional paid-in capital as a result of the expiration of state net operating loss carryforwards generated by excess tax benefits of stock-based awards, and increased its valuation allowance by $4,724 through the tax provision for certain research and development tax credits for which scheduled expiration prior to utilization is more likely than not. In 2010, $1,529 of the valuation allowance reversal related to the Company’s discontinued operations. Also during 2010, the Company reversed $27,158 of its valuation allowance related to its auction rate securities, of which $22,752 reversed through the tax provision and the remainder, together with its deferred tax asset, reversed through additional paid-in capital, with no net impact to equity. The valuation allowance for deferred tax assets increased by $3,571 in 2012 and decreased by $29,357 in 2011.

At December 31, 2012, the Company had net operating loss carryforwards for federal income tax purposes of approximately $692,000, which expire in 2017 through 2030, capital losses of $14,845, which expire in 2017, and federal tax credits of $64,583, which excludes the impact of any unrecognized tax benefits, of which $43,758 expire in 2017 through 2027 and $20,825 can be carried forward indefinitely.

The Company uses the “with-and-without” approach in determining the order in which tax attributes are utilized. Using the “with-and-without” approach, the Company will only recognize a tax benefit from stock-

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based awards in additional paid-in capital if an incremental tax benefit is realized after all other net operating loss carryforwards currently available to the Company have been utilized, but prior to the utilization of other tax attributes.

The net operating loss carryforwards for federal income tax purposes of approximately $692,000 include approximately $289,000 of excess tax benefits related to share-based payments that are presented on a tax effected basis within the deferred tax assets. Since this amount was recorded through additional paid-in capital, the related valuation allowance on these net operating loss carryforwards will be reversed through additional paid-in capital when these excess tax benefits are realized. Also included in these net operating loss carryforwards are excess tax benefits related to share-based payments of approximately $391,000 that are not recognized as a deferred tax asset as the amounts would not have resulted in a reduction in current taxes payable if all other net operating loss carryforwards currently available to the Company were utilized. The benefit of these deductions will be recognized through additional paid-in capital at the time the tax deduction results in a reduction of current taxes payable.

The tender offer completed on November 25, 2008 resulted in a cumulative change of more than 50% of the ownership of the Company’s capital, as determined under rules prescribed by the U.S. Internal Revenue Code and applicable Treasury regulations. As a result of the ownership change, there is an annual limitation imposed on the Company’s net operating loss carryforwards and federal tax credits. In addition, the Company also experienced another cumulative change on February 25, 2011. Despite this second ownership change, the Company’s net operating loss carryforwards and federal tax credits continue to be limited by the November 25, 2008 annual limitation.

As of December 31, 2012 and 2011, the Company had unrecognized income tax benefits of $14,230 and $12,703, respectively, which if recognized, would result in $9,505 and $1,436, respectively, being reflected as a component of the income tax (benefit) provision. Included in the unrecognized income tax benefits as of December 31, 2012 and 2011 are accrued interest and penalties of $281 and $634, respectively. If recognized, these benefits would be reflected as a component of the income tax (benefit) provision.

The following table summarizes the activity of unrecognized tax benefits, excluding accrued interest and penalties, for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Balance at the beginning of the year	$12,069	$12,869	$13,319
Increases related to prior year tax positions	757	—	—
Increases related to current year tax positions	1,707	—	—
Decreases related to prior year tax positions	—	(545)	(115)
Expiration of the statute of limitations for the assessment of taxes	(584)	(255)	(335)

Balance at the end of the year	$13,949	$12,069	$12,869

Although the Company files U.S. federal and various state and other tax returns, the major taxing jurisdiction is the U.S. The Company is currently under audit in a number of state and local taxing jurisdictions and will have statutes of limitations with respect to certain tax returns expiring within the next twelve months. As a result, it is reasonably possible that there may be a reduction in the unrecognized income tax benefits, prior to any annual increase, in the range of $50 to $100 within the next twelve months. With the exception of adjusting

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net operating loss carryforwards that may be utilized, the Company is no longer subject to federal income tax examinations for tax years before 2009 and for state and local income tax examinations for years before 2004.

12.  Fair Value of Financial Instruments

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

The Company did not have any Level 2 assets as of December 31, 2012 and 2011. The following table sets forth the Company’s Level 1 and Level 3 financial assets that were measured and recorded at fair value on a recurring basis as of December 31, 2012 and 2011:

	Fair Value Estimate Using:	December 31, 2012			December 31, 2011
		Amortized Cost Basis	Fair Value	Gross Unrealized Gains	Amortized Cost Basis	Fair Value	Gross Unrealized Gains
Cash and cash equivalents	Level 1	$991,835	$991,835	$—	$1,121,217	$1,121,217	$—
ARS Option	Level 3	—	—	—	1,195	1,195	—

The following table reconciles the beginning and ending balances of the Company’s Level 3 assets, which consist of the ARS Option during the years ended December 31, 2012, 2011 and 2010 and the auction rate securities and the senior secured notes which were sold during the year ended December 31, 2010:

	Years Ended December 31,
	2012	2011	2010
	ARS Option	ARS Option	ARS Option	Auction Rate Securities	Senior Secured Notes
Fair value as of the beginning of the period	$1,195	$4,245	$—	$279,701	$63,826
Redemptions	(9,269)	(21,566)	(10,467)	(290,999)	(65,475)
Gain (loss) included in earnings	8,074	18,516	14,712	(29,508)	1,362
Interest income accretion included in earnings	—	—	—	—	287
Changes in unrealized gains/losses included in other comprehensive income	—	—	—	40,806	—

Fair value as of the end of the period	$—	$1,195	$4,245	$—	$—

Through April 20, 2010, the Company held investments in auction rate securities (“ARS”) which had been classified as Level 3 assets. The types of ARS holdings the Company owned were backed by student loans, 97% guaranteed under the Federal Family Education Loan Program (FFELP), and had credit ratings of AAA or Aaa when purchased. Historically, the fair value of the Company’s ARS holdings approximated par value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, beginning in February 2008, substantially all auctions involving these securities were unsuccessful. The result of

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an unsuccessful auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets develop.

Historically, the Company estimated the fair value of its ARS holdings using an income approach valuation technique. Using this approach, expected future cash flows are calculated over the expected life of each security and are discounted to a single present value using a market required rate of return. Some of the more significant assumptions made in the present value calculations were (i) the estimated weighted average lives for the loan portfolios underlying each individual ARS, which ranged from 4 to 14 years as of March 31, 2008, (ii) the required rates of return used to discount the estimated future cash flows over the estimated life of each security, which consider both the credit quality for each individual ARS and the market liquidity for these investments and (iii) the expected credit losses inherent within the securities. Substantial judgment and estimation factors are necessary in connection with making fair value estimates of Level 3 securities, as these factors are not currently observable in the market due to the lack of trading in the securities.

Effective April 20, 2010, the Company entered into an agreement pursuant to which the Company sold all of its holdings of ARS for an aggregate of $286,399. During 2010, the Company recorded a charge of $29,508, representing the difference between the cost basis of its ARS holdings and the proceeds received on April 20, 2010. In connection with the sale of the ARS, the Company recorded a deferred income tax benefit of approximately $22,000 primarily related to the reversal of income tax valuation allowance attributable to its ARS.

Under the terms of the April 2010 agreement through which the Company sold its ARS, the Company retained an option (the “ARS Option”), for a period of two years from the date of the agreement: (a) to repurchase from the purchaser the same principal amount of any or all of the various series of ARS sold, at the agreed upon purchase prices received on April 20, 2010; and (b) to receive additional proceeds from the purchaser upon certain redemptions of the various series of ARS sold. The ARS Option has been classified as a Level 3 asset as its valuation requires substantial judgment. The historical redemption activity of the specific ARS underlying the ARS Option was the most significant assumption used to determine an estimated value of the ARS Option. The Company was required to reassess the value of the ARS Option at each reporting period and changes in value were recorded within the statement of operations. During 2012, 2011 and 2010, the Company recognized aggregate gains of $8,074, $18,516 and $14,712 related to the ARS Option described above. Through the ARS Option, the Company received cash proceeds of $9,269, $21,566 and $10,467 during 2012, 2011 and 2010. In the aggregate, the Company received total cash proceeds of $41,302 through the ARS Option during the period from April 20, 2010 through March 31, 2012. As of March 31, 2012, the Company no longer had any remaining positions related to the ARS Option.

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

The Company also holds an investment in a privately held company which is carried at cost, and not subject to fair value measurements. However, if events or circumstances indicate that its carrying amount may not be recoverable, it will be reviewed for impairment. The Company made this investment on November 19, 2008 by acquiring Series D preferred stock. The total amount of this investment is $6,471, which includes $470 of acquisition costs. Since the Company does not have the ability to exercise significant influence over this company, the investment is accounted for under the cost method and it is included in other assets on the accompanying balance sheets as of December 31, 2012 and 2011.

For disclosure purposes, the Company is required to measure the outstanding value of its debt on a recurring basis. The following table presents the carrying value and estimated fair value (based on Level 1 market price data) of the Company’s convertible notes that were carried at historical cost as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2.25% Notes	$400,000	$374,000	$400,000	$382,704
2.50% Notes	400,000	351,000	400,000	371,972

13.  Restructuring

On December 11, 2012, the Company announced a plan to streamline its operations, simplify its organizational structure, reduce costs and better focus its resources, which resulted in a reduction of the Company’s workforce. In connection with this reduction in workforce, the Company recorded a restructuring charge of $7,579 during the three months ended December 31, 2012 related to severance and other employee benefits that were provided to the terminated employees. The remaining accrual related to this charge is $7,534 and is reflected within accrued expenses in the accompanying consolidated balance sheet as of December 31, 2012.

14.   Other expense

Other expense consists of the following items:

	Years Ended December 31,
	2012	2011	2010
Severance(a)	$2,297	$—	$—
Transaction expenses(b)	—	2,275	—
Legal expense(c)	—	53	783
Reduction of tax contingencies(d)	—	—	(711)

Other expense	$2,297	$2,328	$72

(a)	Represents cash and related expenses due to the resignation of the Company’s former Chief Executive Officer and the related search and recruitment of its new Chief Executive Officer.

(b)	Represents transaction expenses, primarily consisting of legal fees related to the process conducted by the Board of Directors to explore strategic alternatives for the Company.

(c)	Represents the costs and expenses incurred by the Company related to the investigation by the United States Attorney for the District of South Carolina and the SEC and the related Coverage Litigation.

(d)	Represents the reduction of certain sales and use tax contingencies resulting from the expiration of various statutes.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.  Related Party Transactions

Fidelity Employer Services Company LLC

Fidelity Employer Services Company LLC (“FESCO”) is a distributor of the Company’s private portals, integrating the private portals product into the human resources administration and benefit administration services that FESCO provides to its employer clients. FESCO is an affiliate of FMR LLC, which reported beneficial ownership of shares that represented 14.4% of the Company’s outstanding Common Stock as of December 31, 2010. As of, and subsequent to, December 31, 2011, FMR’s beneficial ownership of the Company’s Common Stock has been less than 5% of the shares outstanding and, accordingly, FESCO is no longer deemed to be a related party. The Company recorded revenue of $5,237 and $5,776 for the years ended December 31, 2011 and 2010, respectively, and $690 was included in accounts receivable as of December 31, 2011, related to the FESCO relationship. Affiliates of FMR LLC have also provided services to the Company in connection with the Company’s 401(k) plan and stock-based compensation plans.

16.  Supplemental Disclosures of Cash Flow Information

Supplemental information related to the consolidated statements of cash flows is summarized below:

	Years Ended December 31,
	2012	2011	2010
Supplemental Disclosure of Cash Flow Information:
Interest paid	$19,000	$10,456	$6,880

Taxes paid (received), net(a)	$785	$1,042	$(1,723)

(a)	As the Company generally files its tax returns on a consolidated basis, taxes paid, net of refunds, includes all taxes paid by the Company, including those of the Company’s discontinued operations.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.  Quarterly Financial Data (Unaudited)

The following table summarizes the quarterly financial data for 2012 and 2011. The per common share calculations for each of the quarters are based on the weighted average number of common shares for each period; therefore, the sum of the quarters may not necessarily be equal to the full year per common share amount.

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$106,947	$112,668	$117,513	$132,738
Cost of operations	53,471	54,243	53,295	55,352
Sales and marketing	30,103	31,822	33,136	32,598
General and administrative	29,022	21,746	23,083	23,767
Depreciation and amortization	6,930	6,713	6,508	8,248
Interest income	11	34	19	22
Interest expense	5,836	5,832	5,832	5,834
Gain on investments	8,074	—	—	—
Restructuring	—	—	—	7,579
Other expense	1,200	1,097	—	—

Loss from continuing operations before income tax (benefit) provision	(11,530)	(8,751)	(4,322)	(618)
Income tax (benefit) provision	(3,753)	(2,649)	(1,202)	5,470

Loss from continuing operations	(7,777)	(6,102)	(3,120)	(6,088)
Income from discontinued operations, net of tax	—	508	2,235	—

Net loss	$(7,777)	$(5,594)	$(885)	$(6,088)

Basic (loss) income per common share:
Loss from continuing operations	$(0.14)	$(0.12)	$(0.06)	$(0.12)
Income from discontinued operations	—	0.01	0.04	—

Net loss	$(0.14)	$(0.11)	$(0.02)	$(0.12)

Diluted (loss) income per common share:
Loss from continuing operations	$(0.14)	$(0.12)	$(0.06)	$(0.12)
Income from discontinued operations	—	0.01	0.04	—

Net loss	$(0.14)	$(0.11)	$(0.02)	$(0.12)

Net (Loss) Income per Common Share:

Numerator:
Loss from continuing operations — Basic and Diluted	$(7,777)	$(6,102)	$(3,120)	$(6,088)

Income from discontinued operations, net of tax — Basic and Diluted	$—	$508	$2,235	$—

Denominator:
Weighted-average shares — Basic and Diluted	55,769	49,615	49,021	49,041

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$131,609	$141,369	$135,138	$150,659
Cost of operations	48,449	51,152	49,097	52,979
Sales and marketing	32,294	32,270	29,597	30,165
General and administrative	22,821	22,006	22,787	23,657
Depreciation and amortization	6,424	6,724	6,781	6,872
Interest income	16	51	21	24
Interest expense	3,141	5,833	5,862	5,809
Gain (loss) on investments	14,060	1,769	(1,150)	3,837
Other expense	53	—	—	2,275

Income from continuing operations before income tax provision	32,503	25,204	19,885	32,763
Income tax provision	12,958	11,003	8,645	13,561

Income from continuing operations.	19,545	14,201	11,240	19,202
Income from discontinued operations, net of tax	—	7,394	2,994	—

Net income	$19,545	$21,595	$14,234	$19,202

Basic income per common share:
Income from continuing operations	$0.33	$0.24	$0.19	$0.34
Income from discontinued operations	—	0.13	0.06	—

Net income	$0.33	$0.37	$0.25	$0.34

Diluted income per common share:
Income from continuing operations	$0.32	$0.23	$0.19	$0.33
Income from discontinued operations	—	0.13	0.05	—

Net income	$0.32	$0.36	$0.24	$0.33

Net Income per Common Share:

Numerator:
Income from continuing operations	$19,545	$14,201	$11,240	$19,202
Effect of particiapting non-vested restricted stock	(170)	(91)	(70)	(111)

Income from continuing operations — Basic	19,375	14,110	11,170	19,091
Interest expense on 2.50% Notes, net of tax	1,503	—	—	1,682
Interest expense on 2.25% Notes, net of tax	315	—	—	1,627

Income from continuing operations — Diluted	$21,193	$14,110	$11,170	$22,400

Income from discontinued operations, net of tax	$—	$7,394	$2,994	$—
Effect of participating non-vested restricted stock	—	(47)	(19)	—

Income from discontinued operations, net of tax — Basic and Diluted	$—	$7,347	$2,975	$—

Denominator:
Weighted-average shares — Basic	58,184	58,096	57,461	55,685
Employee stock options and restricted stock	2,527	2,140	1,237	1,164
2.50% Notes	5,377	—	—	6,049
2.25% Notes	1,085	—	—	5,428

Adjusted weighted-average shares after assumed conversionss — Diluted	67,173	60,236	58,698	68,326

Schedule II. Valuation and Qualifying Accounts

	Years Ended December 31, 2012, 2011 and 2010
	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs	Other		Balance at End of Year
	(in thousands)
December 31, 2012
Allowance for Doubtful Accounts	$1,129	$511	$(336)	$—		$1,304
Valuation Allowance for Deferred Tax Assets	172,832	4,650	—	(1,079	)(a)	176,403
December 31, 2011
Allowance for Doubtful Accounts	1,493	595	(959)	—		1,129
Valuation Allowance for Deferred Tax Assets	202,189	(569)	—	(28,788	)(a)	172,832
December 31, 2010
Allowance for Doubtful Accounts	1,511	545	(563)	—		1,493
Valuation Allowance for Deferred Tax Assets	234,735	(9,100)	—	(23,446	)(a)	202,189

(a)	Primarily represents the valuation allowance released as a result of the utilization, and in 2012, the utilization and expiration, of net operating loss carryforwards generated by excess tax benefits of stock-based awards.

S-1

INDEX TO EXHIBITS

Exhibit No.	Description

2.1*	Stock Purchase Agreement, dated as of August 8, 2006, between HLTH Corporation (“HLTH”) and Sage Software, Inc. (incorporated by reference to Exhibit 2.1 to HLTH’s Current Report on Form 8-K filed on August 11, 2006)

2.2*	Securities Purchase Agreement, dated as of February 8, 2008, among HLTH, EBS Master LLC, the voting members of EBS Master LLC and the purchasers listed therein (incorporated by reference to Exhibit 2.1 to HLTH’s Current Report on Form 8-K filed on February 13, 2008)

2.3*	Stock Purchase Agreement, dated as of September 17, 2009, among SNTC Holding, Inc., Aurora Equity Partners III L.P. and Aurora Overseas Equity Partners III, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by HLTH on September 22, 2009)

2.4*	Purchase and Release Agreement, dated as of April 20, 2010, between WebMD Health Corp. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2010)

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))

3.3	Certificate of Designation, Preferences and Rights of Series A Junior Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2011, as amended on November 7, 2011)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 in Amendment No. 1, filed on August 11, 2009, to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-160530))

4.2	Indenture, dated as of January 11, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Amendment No. 1, filed on January 14, 2011, to the Registrant’s Current Report on Form 8-K filed on January 11, 2011)

4.3	Form of 2.50% Convertible Note Due 2018 (included in Exhibit 4.2)

4.4	Indenture, dated as of March 14, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Amendment No. 1, filed on March 15, 2011, to the Registrant’s Current Report on Form 8-K filed on March 14, 2011)

4.5	Form of 2.25% Convertible Note Due 2016 (included in Exhibit 4.4)

4.6	Rights Agreement, dated as of November 2, 2011, between the Registrant and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A filed on November 3, 2011)

4.7	Amendment to Rights Agreement, dated as of October 18, 2012, between WebMD Health Corp. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2012)

10.1	Form of Indemnification Agreement between HLTH and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.2	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (No. 333-124832) (which we refer to as the “IPO Registration Statement”))

Exhibit No.	Description

10.3	Form of Letter Agreement between the Registrant and Certain Non-Employee Directors

10.4**	WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (incorporated by reference to Exhibit 10.2 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.5**	Amended and Restated Employment Agreement, dated as of August 3, 2005 between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed on August 5, 2005)

10.6**	Letter Agreement, dated as of February 1, 2006 between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.3 to HLTH’s Current Report on Form 8-K filed on February 2, 2006)

10.7**	Employment Agreement, dated September 23, 2004, between HLTH and Kevin Cameron (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed September 28, 2004)

10.8**	Letter Agreement, dated as of February 1, 2006 between HLTH and Kevin M. Cameron (incorporated by reference to Exhibit 10.2 to HLTH’s Current Report on Form 8-K filed on February 2, 2006)

10.9**	Employment Agreement, dated as of April 28, 2005, between WebMD, Inc. and Wayne T. Gattinella (incorporated by reference to Exhibit 99.1 to HLTH’s Current Report on Form 8-K filed on May 3, 2005)

10.10**	Form of Amendment to HLTH’s Equity Compensation Plans and Stock Option Agreements (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by HLTH on November 9, 2006)

10.11**	2001 Employee Non-Qualified Stock Option Plan of HLTH, as amended (incorporated by reference to Exhibit 10.46 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)

10.12**	Amended and Restated 1996 Stock Plan of HLTH (incorporated by reference to Exhibit 10.8 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

10.13**	Amended and Restated 2000 Long-Term Incentive Plan of HLTH (incorporated by reference to Annex E to HLTH’s Proxy Statement for its 2006 Annual Meeting filed on August 14, 2006)

10.14**	1991 Director Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-46640) filed on March 24, 1992)

10.15**	Amended and Restated 1991 Special Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.3 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)

10.16**	1996 Class C Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.1 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed on September 19, 1997)

10.17**	CareInsite, Inc. 1999 Director Stock Option Plan (incorporated by reference to Annex H to the Proxy Statement/Prospectus, filed on August 7, 2000, and included in HLTH’s Registration Statement on Form S-4 (No. 333-39592))

10.18**	WebMD Health Corp. Amended and Restated 2005 Long-Term Incentive Plan (the “2005 LTIP”) (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

10.19**	Amended and Restated Employment Agreement, dated as of July 14, 2005, between WebMD Health Corp. and Anthony Vuolo (incorporated by reference to Exhibit 99.2 to HLTH’s Current Report on Form 8-K, as amended, filed on July 19, 2005)

Exhibit No.	Description

10.20**	Form of Restricted Stock Agreement with Employees (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162653))

10.21**	Form of Restricted Stock Agreement with Non-Employee Directors (incorporated by reference to Exhibit 10.49 to the IPO Registration Statement)

10.22**	Form of Non-Qualified Stock Option Agreement with Employees (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162653))

10.23**	Form of Non-Qualified Stock Option Agreement with Non-Employee Directors (incorporated by reference to Exhibit 10.51 to the IPO Registration Statement)

10.24**	Employment Agreement between WebMD Health Holdings, Inc. and Douglas W. Wamsley (incorporated by reference to Exhibit 10.15 to the IPO Registration Statement)

10.25**	Employment Agreement between WebMD Health Holdings, Inc. and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.17 to the IPO Registration Statement)

10.26	Agreement of Lease, dated as of June 30, 2004, between III Chelsea Commerce LP and WebMD, Inc. (incorporated by reference to Exhibit 10.45 to the IPO Registration Statement)

10.27	First Amendment to the Lease Agreement, dated as of December 21, 2004, between III Chelsea Commerce LP and WebMD, Inc. (incorporated by reference to Exhibit 10.46 to the IPO Registration Statement)

10.28**	Form of Restricted Stock Agreement between HLTH and Employees for Grants Under HLTH’s 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.57 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.29**	Form of Non-Qualified Stock Option Agreement between HLTH and Employees for Grants Under HLTH’s 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.58 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.30**	Form of Non-Qualified Stock Option Agreement between HLTH and Employees for Grants Under HLTH’s 1996 Stock Plan (incorporated by reference to Exhibit 10.59 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.31**	Amendment No. 2, dated as of December 1, 2008, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed on December 5, 2008)

10.32**	Letter Agreement, dated December 29, 2008, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.52 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.33**	Amendment to Employment Agreement, dated as of December 16, 2008, between HLTH and Kevin M. Cameron (incorporated by reference to Exhibit 10.53 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.34**	Letter Amendment, dated as of December 10, 2008, between the Registrant and Wayne T. Gattinella (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”))

10.35**	Letter Amendment, dated as of July 9, 2009, among HLTH Corporation, WebMD Health Corp. and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 14, 2009)

Exhibit No.	Description

10.36**	WebMD, LLC Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.48 to Amendment No. 1, filed on April 29, 2008, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.37**	Amendment No. 1 to WebMD Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.58 to Amendment No. 1, filed on April 30, 2009, to the 2008 Form 10-K)

10.38**	Letter Agreement, dated as of October 1, 2007, between the Registrant and William Pence (incorporated by reference to Exhibit 10.59 to Amendment No. 1, filed on April 30, 2009, to the 2008 Form 10-K)

10.39**	Letter Amendment, dated as of December 10, 2008, between the Registrant and William Pence (incorporated by reference to Exhibit 10.60 to Amendment No. 1, filed on April 30, 2009, to the 2008 Form 10-K)

10.40**	Amendment, dated as of December 10, 2008 to Amended and Restated Employment Agreement between the Registrant and Anthony Vuolo (incorporated by reference to Exhibit 10.55 to the 2008 Form 10-K)

10.41**	Letter Agreement, dated as of February 19, 2009, between HLTH and Anthony Vuolo (incorporated by reference to Exhibit 10.57 to the 2008 Form 10-K)

10.42	Note Purchase Agreement, dated October 19, 2009, among SNTC Holding, Inc., Porex Holding Corporation, Porex Corporation and Porex Surgical, Inc. (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed October 20, 2009)

10.43**	Restricted Stock Agreement, dated November 3, 2009, between the Registrant and Anthony Vuolo (incorporated by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”))

10.44**	Letter Amendment, dated as of November 3, 2009, between the Registrant and Kevin M. Cameron (incorporated by reference to Exhibit 10.72 to the 2009 Form 10-K)

10.45**	Letter Amendment, dated as of December 14, 2008, between the Registrant and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.74 to Amendment No. 1, filed April 30, 2010, to the 2009 Form 10-K)

10.46	Letter Agreement, dated March 26, 2010, among SNTC Holding, Inc. and Porex Holding Corporation, Porex Corporation and Porex Surgical Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2010)

10.47**	Letter Agreement, dated as of June 28, 2010, between the Registrant and Wayne Gattinella (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2010)

10.48**	Letter Agreement, dated as of June 28, 2010, between the Registrant and Kevin Cameron (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2010)

10.49**	Letter Agreement, dated as of June 28, 2010, between the Registrant and Anthony Vuolo (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2010)

10.50**	Letter Amendment, dated as of February 11, 2011, between the Registrant and William Pence (incorporated by reference to Exhibit 10.56 to Amendment No. 1, filed May 2, 2011, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.51**	Letter Agreement, dated as of May 20, 2011, between the Registrant and Gregory Mason (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 29, 2012)

Exhibit No.	Description

10.52**	Letter Amendment, dated as of July 23, 2011, between the Registrant and Gregory Mason (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 29, 2012)

10.53**	Letter Amendment, dated as of July 23, 2011, between the Registrant and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.54**	Letter Amendment, dated as of July 23, 2011, between the Registrant and William Pence (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.55**	Letter Agreement, dated as of September 25, 2011, between the Registrant and Wayne Gattinella (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.56**	Letter Agreement, dated as of September 25, 2011, between the Registrant and Anthony Vuolo (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.57**	Letter Agreement, dated as of September 25, 2011, between the Registrant and Kevin Cameron (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.58**	Letter Agreement, dated as of September 25, 2011, between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.59**	Letter Amendment, dated as of September 21, 2011, between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.60**	Letter Agreement, dated as of January 19, 2012, between the Registrant and Wayne T. Gattinella (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K filed on February 29, 2012)

10.61**	Form of Agreement to Forfeit Non-Qualified Options, dated as of February 23, 2012, between the Registrant and Each of its Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 29, 2012)*

10.62**	Form of Agreement to Forfeit Non-Qualified Options, dated as of February 23, 2012, between the Registrant and Certain Employees (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 29, 2012)*

10.63**	Employment Agreement, dated as of May 29, 2012, between the Registrant and Cavan M. Redmond (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2012, as amended on June 6, 2012)

10.64**	Form of Non-Qualified Stock Option Agreement between the Registrant and Cavan M. Redmond (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2012, as amended on June 6, 2012)

10.65**	Form of Restricted Stock Agreement between the Registrant and Cavan M. Redmond (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2012, as amended on June 6, 2012)

10.66**	Amended and Restated Employment Agreement, dated as of May 16, 2012, between the Registrant and William Pence (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

Exhibit No.	Description

10.67	Director Appointment Agreement, dated as of June 8, 2012, by and among the Registrant and the Icahn Group (incorporated by reference to Exhibit 1 to Amendment No. 6, filed on June 11, 2012, to the Icahn Group’s Schedule 13-D relating to the Common Stock of the Registrant)

10.68	Director Appointment Agreement, dated as of October 17, 2012, by and among the Registrant and Kensico Capital Management Corp. and the investment funds it advises (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 17, 2012)

10.69**	Employment Agreement, dated as of August 17, 2012, between the Registrant and David Marek

10.70**	Letter Agreement, dated as of November 14, 2012, between the Registrant and Steven Zatz, M.D.

10.71**	Letter Agreement, dated as of November 14, 2012, between the Registrant and Douglas Wamsley

10.72**	Letter Agreement, dated as of November 14, 2012, between the Registrant and William Pence

14.1	Code of Business Conduct (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2010)

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Registrant

32.1	Section 1350 Certification of Chief Executive Officer of the Registrant

32.2	Section 1350 Certification of Chief Financial Officer of the Registrant

99.1	Explanation of Non-GAAP Measures

99.2	Audit Committee Charter

99.3	Compensation Committee Charter

99.4	Nominating & Governance Committee Charter

100.INS	XBRL Instance Document

100.SCH	XBRL Taxonomy Extension Schema Document

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

100.LAB	XBRL Taxonomy Extension Label Linkbase Document

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	With respect to the agreements filed as Exhibits 2.1 through 2.4, certain of the exhibits and the schedules to those agreements have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.
**	Agreement relates to executive compensation.