Form 10-K/A
period 2012-12-31
WebMD Health Corp.
filed 2013-04-30
CIK 1326583

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

WebMD Health Corp. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2012, originally filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2013 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because our definitive proxy statement will be filed later this year. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is deleted by this Amendment.

Part III of the Original Filing (Items 10 through 14) is being amended and restated in its entirety by this Amendment. In addition, the Exhibit Index that is incorporated by reference into Part IV, Item 15 of the Original Filing is being amended and restated in its entirety by this Amendment, with the only changes being the addition of Exhibits 10.73, 10.74, 31.3 and 31.4 and related changes to the footnotes to that Index. This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

Directors

Name	Age	Positions
Mark J. Adler, M.D.(3)	56	Director; Chairman of the Compensation Committee
Kevin M. Cameron	46	Director; Special Advisor to the Chairman of the Board
Thomas J. Coleman	46	Director
Neil F. Dimick(1)(2)(4)	63	Director; Chairman of the Nominating & Governance Committee
Jerome C. Keller(4)	70	Director
James V. Manning(1)(2)	66	Director; Chairman of the Audit Committee
Abdool Rahim Moossa, M.D.(4)	73	Director
Cavan M. Redmond(1)	52	Director; Chief Executive Officer
Herman Sarkowsky(3)	87	Director
David Schechter	37	Director
Joseph E. Smith(3)	74	Director
Stanley S. Trotman, Jr.(1)(2)	69	Director
Martin J. Wygod(1)	73	Chairman of the Board

(1)	Member of the Executive Committee

(2)	Member of the Audit Committee

(3)	Member of the Compensation Committee

(4)	Member of the Nominating & Governance Committee

For a description of each of the standing committees of the Board of Directors and other corporate governance matters, see “— Corporate Governance” below.

Executive Officers

Name	Age	Positions
Cavan M. Redmond	52	Chief Executive Officer
Anthony Vuolo	55	Executive Vice President and Chief Financial Officer
Michael B. Glick	56	Executive Vice President and Co-General Counsel
David C. Marek	47	Executive Vice President — Consumer Services
William Pence	50	Executive Vice President, Chief Operating Officer and Chief Technology Officer
Douglas W. Wamsley	54	Executive Vice President, Co-General Counsel and Secretary
Martin J. Wygod	73	Chairman of the Board
Steven Zatz, M.D.	56	Executive Vice President — Professional Services

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

Kevin M. Cameron became a member of WebMD’s Board of Directors in October 2009, upon completion of the Merger. Mr. Cameron had been a member of HLTH’s Board of Directors from October 2004 until the Merger. He also served as Chief Executive Officer of HLTH from October 2004 until February 2008, when he went on medical leave. Since November 2009, Mr. Cameron has served as Special Advisor to the Chairman of WebMD. From November 2005 until November 2006, Mr. Cameron also served as Acting Chief Executive Officer of Emdeon Business Services, which was then one of HLTH’s segments. From January 2002 until October 2004, Mr. Cameron was Special Advisor to the Chairman of HLTH. From September 2000 to January 2002, he served as Executive Vice President, Business Development of HLTH and, in addition, from September 2001 through January 2002, was a member of the Office of the President. From April 2000 until its merger with HLTH in September 2000, Mr. Cameron served as Executive Vice President, Business Development of a predecessor to HLTH. Prior to April 2000, Mr. Cameron was a Managing Director of the Health Care Investment Banking Group of UBS and held various positions at Salomon Smith Barney. Mr. Cameron’s qualifications for membership on WebMD’s Board of Directors include: his prior service as an executive of WebMD and predecessor companies (including his service as Chief Executive Officer of HLTH) and on HLTH’s Board; and his experience as an investment banker specializing in healthcare, as described above.

Thomas J. Coleman became a member of WebMD’s Board of Directors in October 2012. Mr. Coleman has served as co-Founder and co-President of Kensico Capital Management Corporation (“Kensico”), an investment management services company, since January 2000. Mr. Coleman is also the co-principal of Kensico’s affiliates. Prior to working with Kensico and its affiliates, Mr. Coleman was employed by Halo Capital Partners, the investment adviser to Tyndall Partners, L.P., an investment adviser, as an analyst and then a partner. Prior to his employment at Halo, Mr. Coleman founded and served as Chief Executive Officer and a director of PTI Holding Inc., a manufacturer of bicycle helmets, bicycle accessories, athletic footwear and personal products, from 1990 until 1995. From February 2011 until its sale in January 2012, Mr. Coleman served as a director of Tekelec, a publicly traded global provider of core network solutions. Mr. Coleman’s qualifications for membership on WebMD’s Board of Directors include: his service on the other boards described above; his experience founding and managing businesses; and his finance and investment experience. Mr. Coleman was appointed to the Board pursuant to an agreement between WebMD and Kensico described below in Item 13 (Certain Relationships and Related Transactions) under the heading “Director Appointment Agreement with Kensico.”

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

Michael B. Glick became Executive Vice President and Co-General Counsel of WebMD in May 2012. He served as Senior Vice President and Assistant General Counsel of WebMD from 2007 until May 2012 and, before that, had served as Senior Vice President and Assistant General Counsel of HLTH and its predecessors for more than five years.

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

David C. Marek has served as Executive Vice President, Consumer Services of WebMD since September 2012. From August 2011 until joining WebMD, Mr. Marek served as Managing Director at Inferential Focus, a business intelligence think-tank. For more than ten years prior to that, Mr. Marek was with Publicis Groupe where he led the flagship healthcare agency at Saatchi & Saatchi Health, New York, prior to being named Worldwide Business Director for Publicis. Before joining Publicis Groupe, Mr. Marek worked for a year at FCB HealthCare, a healthcare-oriented advertising agency. Prior to that, Mr. Marek held various sales and marketing roles at Eli Lilly and AstraZeneca, each of which is a pharmaceutical company.

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

William Pence has served as Executive Vice President and Chief Technology Officer of WebMD since November 2007 and has also served as Chief Operating Officer of WebMD since May 2012. Before joining WebMD, Mr. Pence had served as Chief Technology Officer and Senior Vice President at Napster since 2003. From 2000 to 2003, Mr. Pence was the Chief Technology Officer for Universal Music Group’s online initiatives and for the pressplay joint venture with Sony. That joint venture later served as the basis for the relaunched Napster service. Previously, Mr. Pence spent more than a decade at IBM, where he held various technology management positions in research as well as in the software division, focused on guiding research and development and commercializing technology for IBM product divisions. Mr. Pence received a Bachelor of Science in Physics from the University of Virginia, and a Ph.D. in Electrical Engineering from Cornell University.

Cavan M. Redmond became Chief Executive Officer of WebMD on May 31, 2012. From August 2011 until joining WebMD, Mr. Redmond served as Group President, Animal Health, Consumer Healthcare and Corporate Strategy of Pfizer Inc., a pharmaceutical company. He served as Pfizer’s Group President, Animal Health, Consumer Healthcare, Capsugel and Corporate Strategy from December 2010 until August 2011 and as its Senior Vice President and Group President, Pfizer Diversified Businesses from October 2009 until December

2010. Prior to Pfizer’s acquisition of Wyeth, a pharmaceutical company, Mr. Redmond served as President, Wyeth Consumer Healthcare and Animal Health Business from May 2009 until October 2009. Before that, he held the positions of President, Wyeth Consumer Healthcare from December 2007 until May 2009 and Executive Vice President and General Manager, BioPharma, Wyeth Pharmaceuticals from 2003 until December 2007. Mr. Redmond serves as a member of the WebMD Board based on his role as Chief Executive Officer of WebMD and the Board’s belief that it is appropriate for the Chief Executive Officer to be a member of the Board, and based on his experience as a senior executive of pharmaceutical companies described above.

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

David Schechter became a member of WebMD’s Board of Directors in July 2012. Mr. Schechter currently serves as a Portfolio Manager of the Sargon Portfolio for Icahn Capital, and has held various positions with entities affiliated with Carl C. Icahn since 2004. Prior to 2004, he served as Vice President of Global Special Situations at Citigroup. Mr. Schechter is currently on the board of directors of The Hain Celestial Group, Inc., a natural and organic food and personal care products company, and Mentor Graphics Corp., a leader in electronic design automation software. Previously, Mr. Schechter served as a director of WCI Communities, Inc., a homebuilding company, XO Communications, a telecommunications company, BKF Capital Group, Inc., an investment advisory business, and Federal-Mogul Corporation, an automotive and industrial equipment supplier. Mr. Schechter’s qualifications for membership on WebMD’s Board of Directors include: his service on the other boards described above; and his finance and investment experience. Mr. Schechter was appointed to the Board pursuant to an agreement between WebMD and certain investment funds managed by Carl C. Icahn described below in Item 13 (Certain Relationships and Related Transactions) under the heading “Director Appointment Agreement with the Icahn Group.”

Joseph E. Smith became a member of WebMD’s Board of Directors in October 2009, upon completion of the Merger. Mr. Smith was a member of HLTH’s Board of Directors from September 2000 until the Merger. Mr. Smith served in various positions with Warner-Lambert Company, a pharmaceutical company, from March 1989 to September 1997, the last of which was Corporate Executive Vice President and a member of the Office of the Chairman and the firm’s Management Committee. Mr. Smith was a member of the Board of Directors of Par Pharmaceutical Companies, Inc., a manufacturer and distributor of generic and branded pharmaceuticals, for more than five years prior to its acquisition by affiliates of TPG in September 2012. Mr. Smith is a member of the Board of Directors of NovaMedica, a privately held pharmaceutical company, and is a member of the Board of Trustees of the International Longevity Center, a non-profit organization. Mr. Smith’s qualifications for membership on WebMD’s Board of Directors include: his prior service as a director of WebMD, HLTH and a predecessor company; his many years of experience as an executive of a pharmaceutical manufacturer; and his service on the boards of other public and private companies in the healthcare industry.

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

Anthony Vuolo has served as Chief Financial Officer of WebMD since November 2009 and is an Executive Vice President. From January 2012 until May 2012, he served as Interim Chief Executive Officer of WebMD. Mr. Vuolo served as Chief Operating Officer of WebMD from July 2007 until January 2012. From May 2005 until August 2007, Mr. Vuolo served as Executive Vice President and Chief Financial Officer of WebMD. Prior to that, Mr. Vuolo served in senior financial, operational and business development positions at HLTH and its predecessors for more than ten years.

Douglas W. Wamsley served as Executive Vice President, General Counsel and Secretary of WebMD from July 2005 until May 2012, when he began to serve as Executive Vice President, Co-General Counsel and Secretary. From September 2001 until July 2005, Mr. Wamsley served as Senior Vice President — Legal of HLTH, focusing on its WebMD segment.

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

No family relationship exists among any of our directors or executive officers. No arrangement or understanding exists between any director or executive officer of WebMD and any other person pursuant to which any of them were selected as a director or executive officer, except as described in the information regarding Messrs. Coleman and Schechter in this section above and Item 13 below.

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

Corporate Governance

Board of Directors.    Our Board of Directors has 13 members. Three of the members are employees of WebMD and the other ten are “Non-Employee Directors.” The three employee directors are: Mr. Redmond, Chief Executive Officer; Mr. Wygod, Chairman of the Board; and Mr. Cameron, Special Advisor to the Chairman. The Non-Employee Directors are: Drs. Adler and Moossa and Messrs. Coleman, Dimick, Keller, Manning, Sarkowsky, Schechter, Smith and Trotman. The Nominating & Governance Committee of our Board of Directors has determined that each of the Non-Employee Directors is also an independent director under applicable SEC rules and Nasdaq Global Select Market listing standards. See “Director Independence” in Item 13 below. At certain meetings, the Non-Employee Directors meet in private sessions with the Chairman of the Board or without any employee directors or other WebMD employees present. For information regarding the compensation of our Non-Employee Directors, see “Non-Employee Director Compensation” below.

Our Board of Directors is divided into three classes. At each Annual Meeting, the term of one of the classes of directors expires and WebMD stockholders vote to elect nominees for the directorships in that class for a new three-year term. The terms of Messrs. Cameron, Coleman, Schechter and Trotman and Dr. Moossa are scheduled to expire at our Annual Meeting of Stockholders in 2013; the terms of Messrs. Keller, Redmond, Sarkowsky and Wygod are scheduled to expire at our Annual Meeting of Stockholders in 2014; and the terms of Dr. Adler and Messrs. Dimick, Manning and Smith are scheduled to expire at our Annual Meeting of Stockholders in 2015.

Our Board of Directors met 15 times in 2012. During 2012, each of our directors attended 75% or more of the meetings held by our Board and the Board committees on which he served during the period of his service on the Board. In addition to meetings, our Board and its committees may act upon matters by unanimous written consent. All but two of the members of our Board of Directors attended our Annual Meetings in each of 2012 and 2011.

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

Executive Committee.    The Executive Committee, which did not meet during 2012, is currently comprised of Messrs. Dimick, Manning, Redmond, Trotman and Wygod. The Executive Committee has the power to exercise, to the fullest extent permitted by law, the powers of the entire Board.

Audit Committee.    The Audit Committee, which met nine times during 2012, is currently comprised of Messrs. Dimick, Manning and Trotman; Mr. Manning is its Chairman. Each of the members of the Audit Committee meets the standards of independence applicable to audit committee members under applicable SEC rules and Nasdaq Global Select Market listing standards and is financially literate, as required under applicable Nasdaq Global Select Market listing standards. In addition, the Nominating & Governance Committee has determined that Messrs. Dimick and Manning qualify as “audit committee financial experts,” as that term is used in applicable SEC regulations implementing Section 407 of the Sarbanes-Oxley Act of 2002. The determination with respect to Mr. Dimick was based on his training and experience as a certified public accountant, including as a partner of a major accounting firm, and based on his service as a senior executive and chief financial officer of a public company. The determination with respect to Mr. Manning was based on his training and experience as a certified public accountant, including as a partner of a major accounting firm, and based on his service as a senior executive and chief financial officer of public companies. The Audit Committee is responsible for, among other things:

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

The Audit Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Audit Committee. A copy of that Charter, as amended through October 30, 2012, was filed as Exhibit 99.2 to this Annual Report.

Compensation Committee.    The Compensation Committee, which met 14 times during 2012, is currently comprised of Dr. Adler and Messrs. Sarkowsky and Smith; Dr. Adler is its Chairman. Each of these directors is a non-employee director within the meaning of the rules promulgated under Section 16 of the Securities Exchange Act, an outside director within the meaning of Section 162(m) of the Internal Revenue Code, and an independent director under applicable Nasdaq Global Select Market listing standards. The responsibilities delegated by the Board to the Compensation Committee include:

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

The Compensation Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Compensation Committee. A copy of that Charter, as amended through October 30, 2012, was filed as Exhibit 99.3 to this Annual Report. For additional information regarding our Compensation Committee and its oversight of executive compensation, see “Executive Compensation — Compensation Discussion and Analysis” in Item 11 below.

Nominating & Governance Committee.    The Nominating & Governance Committee, which met seven times during 2012, is currently comprised of Dr. Moossa and Messrs. Dimick and Keller; Mr. Dimick is its

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

The Nominating & Governance Committee operates pursuant to a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Nominating & Governance Committee. A copy of that Charter, as amended as of October 30, 2012, was filed as Exhibit 99.4 to this Annual Report. The Nominating & Governance Committee has not adopted specific objective requirements for service on the WebMD Board. Instead, the Nominating & Governance Committee considers various factors in determining whether to recommend to the Board potential new Board members, or the continued service of existing members, including:

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

Other Committees.    From time to time, our Board of Directors forms additional committees to make specific determinations or to provide oversight of specific matters or initiatives. For example:

•

Strategic Planning Committee.    Dr. Adler and Messrs. Dimick, Keller, Manning, Trotman and Wygod are members of a Strategic Planning Committee of the Board, which meets informally regarding WebMD’s business strategies and their implementation and any other matters that the Non-Employee Directors wish to discuss with management.

•

Securities Repurchase Committee.    Messrs. Cameron, Smith and Trotman are members of a Securities Repurchase Committee of the Board, which is authorized to make determinations relating to repurchases of WebMD’s Common Stock and Convertible Notes.

•	CEO Search Committee. In 2012, Messrs. Dimick, Manning, Smith and Wygod were members of a CEO Search Committee of the Board, formed to oversee the selection of a new Chief Executive Officer.

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

Non-Employee Director Compensation

Introduction.    This section of our Annual Report describes the compensation paid by WebMD during 2012 to the Non-Employee Directors. Employees of WebMD who serve on our Board of Directors do not receive additional compensation for Board service. The Compensation Committee of the WebMD Board is authorized to determine the compensation of the Non-Employee Directors paid by WebMD. As described below, WebMD paid three types of compensation to its Non-Employee Directors in 2012 for their Board and Board committee service:

•	annual fees for service on the Board and its standing committees, paid by WebMD in October 2012 in the form of shares of WebMD Common Stock not subject to any vesting requirements;

•	grants of non-qualified options to purchase WebMD Common Stock; and

•	cash fees for service on certain other committees of the Board.

WebMD does not offer any deferred compensation plans or retirement plans to its Non-Employee Directors. None of the Non-Employee Directors received any other compensation from WebMD during 2012 and none of them provided any services to WebMD during 2012 while a Board member, except their service as a director.

2012 Director Compensation Table.    This table provides information regarding the value of the compensation paid by WebMD to the Non-Employee Directors in 2012, as calculated in accordance with applicable SEC regulations. This table should be read together with the additional information under the headings “— Annual Fees” and “— Option Grants” below.

(a)	(b)	(c)	(d)	(e)
Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Total ($)
Mark J. Adler, M.D.	6,000	40,000	186,870	232,870
Thomas J. Coleman	30,000	—	—	30,000
Neil F. Dimick	6,000	55,000	186,870	247,870
Jerome C. Keller	6,000	37,500	186,870	230,370
James V. Manning	6,000	55,000	186,870	247,870
Abdool Rahim Moossa, M.D.	—	37,500	186,870	224,370
Herman Sarkowsky	—	37,500	186,870	224,370
David Schechter	—	30,000	—	30,000
Joseph E. Smith	—	37,500	186,870	224,370
Stanley S. Trotman, Jr.	6,000	45,000	186,870	237,870

(1)	Except with respect to Mr. Coleman, the amounts in Column (b) reflect fees to members of the Strategic Planning Committee of the WebMD Board. See “Corporate Governance — Committees of the Board of Directors — Other Committees” above. With respect to Mr. Coleman, the amount in Column (b) reflects a cash payment of his annual retainer for services on the WebMD Board. Mr. Coleman’s fees were paid in cash to facilitate crediting of his net fees to Kensico affiliates.

(2)	Except for Mr. Coleman (as described in Note 1 above), the Non-Employee Directors received shares of WebMD Common Stock, not subject to any vesting requirements and valued at the respective amounts reported in Column (c) above, in payment of their annual retainers for service on the WebMD Board and its standing committees. See “— Annual Fees” below. For each such Non-Employee Director, the number of shares to be issued was determined by dividing the aggregate dollar amount of the fees payable to such Non-Employee Director by $14.20 (the closing price of WebMD Common Stock on the Nasdaq Global Select Market on October 23, 2012, the date of payment), with cash paid in lieu of issuing fractional shares. Based on that, the individual Non-Employee Directors received the following numbers of shares:

Name	Number of Shares
Mark J. Adler, M.D.	2,816
Neil F. Dimick	3,873
Jerome C. Keller	2,640
James V. Manning	3,873
Abdool Rahim Moossa, M.D.	2,640
Herman Sarkowsky	2,640
David Schechter	2,112
Joseph E. Smith	2,640
Stanley S. Trotman, Jr.	3,169

(3)	Under WebMD’s Amended and Restated 2005 Long-Term Incentive Plan (which we refer to as the 2005 Plan), each Non- Employee Director of WebMD automatically receives non-qualified options to purchase 13,200 shares of WebMD Common Stock on each January 1, with an exercise price equal to the closing price on the last trading date of the prior year. See “— Option Grants” below for additional information. The amounts reported in Columns (d) and (e) above reflect the grant date fair value for the stock options awarded to its Non-Employee Directors by WebMD on January 1, 2012, computed in accordance with FASB ASC Topic 718. See Note 8 (Stock-Based Compensation) to the Consolidated Financial Statements included in this Annual Report for an explanation of the methodology and assumptions used in determining the fair value of stock option awards granted. The actual amounts, if any, ultimately realized by Non- Employee Directors from these stock options will depend on the price of our Common Stock at the time they exercise vested stock options. Messrs. Coleman and Schechter joined WebMD after January 1, 2012 and did not receive any option grants in 2012.

The following lists the total number of shares of WebMD Common Stock subject to outstanding unexercised option awards granted by WebMD that were held by Non-Employee Directors as of December 31, 2012 and the weighted average exercise price of those options:

Name	Number of Shares Subject to Outstanding Options	Weighted Average Exercise Price
Mark J. Adler, M.D.	66,000	$36.15
Neil F. Dimick	105,600	$31.36
Jerome C. Keller	85,800	$33.67
James V. Manning	39,600	$33.43
Abdool Rahim Moossa, M.D.	66,000	$36.15
Herman Sarkowsky	26,400	$38.02
Joseph E. Smith	26,400	$38.02
Stanley S. Trotman, Jr.	85,800	$34.09

Under HLTH’s Amended and Restated 2000 Long-Term Incentive Plan (which we refer to as the HLTH 2000 Plan), each Non-Employee Director of HLTH automatically received, on each January 1 prior to the Merger, non-qualified options to purchase 20,000 shares of HLTH Common Stock with an exercise price equal to the closing price of HLTH Common Stock on the last trading date of the prior year. All such options that are outstanding have vested. The options to purchase HLTH Common Stock were automatically converted to options to purchase WebMD Common Stock in the Merger. The following lists the total number of shares of WebMD Common Stock subject to outstanding unexercised option awards originally granted by HLTH that were held by our Non-Employee Directors as of December 31, 2012 and the weighted average exercise price of those options:

Name	Number of Shares Subject to Outstanding Options	Weighted Average Exercise Price
Mark J. Adler, M.D.	16,147	$48.52
Neil F. Dimick	44,440	$24.38
James V. Manning	10,925	$24.01
Herman Sarkowsky	86,658	$30.60
Joseph E. Smith	82,658	$27.96

Annual Fees

Overview.    The amount set forth in Column (c) of the 2012 Director Compensation Table represents the sum of the value of shares issued to pay the following amounts to Non-Employee Directors:

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

Board Service.    Each Non-Employee Director receives an annual retainer of $30,000 for service on the WebMD Board, payable in WebMD Common Stock (except for Mr. Coleman, who received his retainer in cash to facilitate crediting of his net fees to Kensico affiliates).

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

Service on Other Committees.    Our Non-Employee Directors may also receive additional fees for service on committees established by the Board for specific purposes. Those fees will generally be paid in cash on a quarterly basis for the period that the committee exists and may be set by the Board, the Compensation Committee or the committee itself. The only such fees paid for service in 2012 were to Dr. Adler and Messrs. Dimick, Keller, Manning and Trotman for service on the Strategic Planning Committee of the Board. The current quarterly payment for service on that committee is $1,500, which was set by the Compensation Committee of the Board.

Option Grants

Annual Stock Option Grants.    On January 1 of each year, each Non-Employee Director receives a non-qualified option to purchase 13,200 shares of WebMD Common Stock pursuant to automatic annual grants of stock options under our 2005 Plan. The annual stock option awards are granted with a per-share exercise price equal to the fair market value of a share of WebMD Common Stock on the grant date. For these purposes, and in accordance with the terms of the 2005 Plan and WebMD’s equity award grant practices, the fair market value is equal to the closing price of a share of WebMD Common Stock on the Nasdaq Global Select Market on the last trading day of the prior year. Each of our Non-Employee Directors received an automatic annual grant of options to purchase 13,200 shares of WebMD Common Stock on January 1, 2012 (with an exercise price of $37.55 per share).

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

Under the 2005 Plan, outstanding unvested options held by Non-Employee Directors vest and become fully exercisable: (a) upon the Non-Employee Director’s death or termination of service as a result of disability; and (b) upon a “Change of Control” of WebMD. Those options, and any others that had previously vested, will then continue to be exercisable or lapse in accordance with the other provisions of the 2005 Plan and the award agreement. For purposes of the 2005 Plan, a Change of Control generally includes: (i) a change in the majority of the Board of Directors of WebMD without the consent of the incumbent directors; (ii) any person or entity becoming the beneficial owner of 50% or more of the voting shares of WebMD; (iii) consummation of a reorganization, merger or similar transaction unless (A) WebMD’s stockholders immediately prior to such consummation continue to represent more than 50% of the voting power immediately following such consummation, (B) the incumbent directors of WebMD continue to constitute a majority of the Board and (C) no person (subject to certain exceptions) owns 25% or more of the voting power following such consummation; and (iv) consummation of a sale of all or substantially all of WebMD’s assets.

Discretionary Grants.    Our Non-Employee Directors may receive grants of stock options or WebMD Restricted Stock under the 2005 Plan at the discretion of the Compensation Committee of the Board. The only such discretionary grant was made on December 10, 2008, when each person who was a Non-Employee Director of WebMD at that time received a non-qualified option to purchase 13,200 shares of WebMD Common Stock.

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

Overview

This section of our Annual Report contains information regarding our compensation programs and policies and, in particular, their application to a specific group of individuals that we refer to as our Named Executive Officers. For an explanation regarding the composition of this group, see “Compensation Discussion and Analysis — Introduction” below. This section is organized as follows:

•

2012 Report of the Compensation Committee.    This section contains a report of the Compensation Committee of our Board of Directors regarding the “Compensation Discussion and Analysis” section described below. The material in the 2012 Report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that WebMD specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

•	Compensation Committee Interlocks and Insider Participation. This section contains information regarding certain types of relationships involving our Compensation Committee members.

•

Compensation Discussion and Analysis.    This section contains a description of the specific types of compensation we pay, a discussion of our compensation policies, information regarding how those policies were applied to the compensation of our Named Executive Officers for 2012 and other information that we believe may be useful to investors regarding compensation of our Named Executive Officers and other employees.

•

Executive Compensation Tables.    This section provides information, in tabular formats specified in applicable SEC rules, regarding the amounts or value of various types of compensation paid to our Named Executive Officers and related information.

•

Potential Payments and Other Benefits Upon Termination of Employment or a Change of Control.    This section provides information regarding amounts that could become payable to our Named Executive Officers following specified events.

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

2012 Report of the Compensation Committee

The Compensation Committee of our Board of Directors provides oversight of WebMD’s compensation programs and makes specific decisions regarding compensation of the Named Executive Officers and WebMD’s other executive officers. Set out below is the Compensation Discussion and Analysis section of this Annual Report. That section contains a discussion of WebMD’s executive compensation programs and policies and their application by the Compensation Committee in 2012 to the Named Executive Officers. The members of the Compensation Committee have reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis. Based upon this review and our discussions, these Compensation Committee members have recommended to our Board of Directors that the Compensation Discussion and Analysis section be included in this Annual Report on Form 10-K.

Mark J. Adler, M.D. (Chairman)

Herman Sarkowsky

Joseph E. Smith

Compensation Committee Interlocks and Insider Participation

Dr. Adler and Messrs. Sarkowsky and Smith were the members of the Compensation Committee for all of 2012. None of these individuals is a current or former executive officer or employee of WebMD or had any relationships in 2012 requiring disclosure by WebMD under the SEC’s rules requiring disclosure of certain relationships and related-party transactions.

None of WebMD’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the WebMD Compensation Committee during 2012.

Compensation Discussion and Analysis

Introduction.    The Compensation Discussion and Analysis contains a description of the specific types of compensation we pay, a discussion of our compensation policies, information regarding how the compensation of our Named Executive Officers for 2012 was determined under those policies and other information that we believe may be useful to investors regarding compensation of our Named Executive Officers and other employees. Under applicable SEC rules, our Named Executive Officers for this Annual Report include each person who served as Chief Executive Officer during 2012, our Chief Financial Officer and the next three most highly compensated executive officers, and consist of the following persons:

•	Cavan M. Redmond, who joined our company as Chief Executive Officer at the end of May 2012;

•	Anthony Vuolo, who served as our Chief Financial Officer for all of 2012 and held the additional position of Interim Chief Executive Officer from January 2012 to May 2012;

•	William Pence, who served as our Chief Technology Officer for all of 2012 and became Chief Operating Officer in May 2012;

•	Martin J. Wygod, who served as Chairman of the Board for all of 2012;

•	Steven Zatz, M.D., who served as Executive Vice President, Professional Services for all of 2012; and

•	Wayne T. Gattinella, who resigned on January 9, 2012 as Chief Executive Officer of WebMD.

For a description of the terms of the agreement entered into between WebMD and Mr. Gattinella following his resignation, see “Employment Agreements with Named Executive Officers — Letter Agreement with Wayne T. Gattinella” below.

The persons who constitute our Named Executive Officers may change from year to year based on changes in position and changes in compensation. In particular, the grants of WebMD Restricted Stock and options to purchase WebMD Common Stock made to individual executive officers in a particular year may result in changes to who is a Named Executive Officer because, under the SEC rules for determining Named Executive Officers for a specific year, we include the full grant date fair value of option grants and restricted stock grants as compensation in the year in which the grant is made and no compensation for such grants in any other year, regardless of the vesting schedule of the grant or the time of exercise in the case of options. WebMD has not, in the past, made equity grants to our executive officers on an annual or other pre-determined basis, which may result in compensation that varies greatly from year to year for purposes of determining who is a Named Executive Officer. In addition, grants made to newly hired executive officers at the time they join WebMD, which are typically larger than grants made to existing executive officers with comparable responsibilities in that year, may make it appear that they are more highly compensated than those other executive officers and may not be indicative of the compensation that would be reported for such individual in future years if he or she continues to be a Named Executive Officer. The Compensation Committee considers the vesting schedule of grants made under equity compensation plans to be an important term of such grants and believes that it is appropriate, in its consideration of the timing and amount of specific grants it approves, to view the value of such grants to be deemed distributed over the period of vesting, rather than assigned solely to the year of grant.

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

•

additional or special bonuses to provide recognition for specific accomplishments or at the time of a promotion, if determined by the Compensation Committee to be appropriate and in amounts determined by the Compensation Committee in its discretion;

•

grants of options to purchase shares of WebMD Common Stock, subject to vesting based on continued employment, with an exercise price that is equal to the fair market value of WebMD Common Stock on the grant date; and

•	grants of shares of WebMD Restricted Stock, subject to vesting based on continued employment.

A discussion of how each of the above types of compensation was used for 2012 follows under the heading “— Use of Specific Types of Compensation for 2012.” The compensation of our other employees generally consists of the same types of compensation, with the specific types and amounts determined by our Chief Executive Officer and other members of our senior management, in light of the policies described under “— Discussion of Compensation Policies” below. In addition, some employees are compensated partially based on commissions or similar arrangements not used at the senior management level.

In determining the forms of compensation to be used by WebMD, the Compensation Committee considers various factors, including the effectiveness of the incentives provided, tax and accounting considerations, the compensation practices of other companies and the expectations of our employees and our investors. In addition, the Compensation Committee believes that it is important that compensation be understood by the employees who receive it and by our company’s investors. The Compensation Committee believes that our compensation programs, including the types of stock options and restricted stock that we use, are effective forms of compensation and well understood. Taken as a whole, our compensation programs are intended to provide incentives to employees, at various levels of seniority and responsibility, to work to achieve revenue and earnings growth for WebMD in both the short-term and the long-term. See “— Discussion of Compensation Policies” below for additional discussion of the goals of our compensation programs. The Compensation Committee believes that, in light of the specific forms of compensation that WebMD uses and the specific businesses in which WebMD is engaged, our compensation programs and practices are unlikely to cause our employees to take unnecessary or excessive risks to achieve that growth and that WebMD’s internal controls and compliance programs provide reasonable mitigation for the risks inherent in providing incentives for such growth. In addition, as described more fully below, the Compensation Committee has not, until 2013, tied the bonuses of its executive officers to specific financial targets or other quantitative goals set in advance and, instead, awarded executive officer bonuses based on its subjective assessment of the performance of WebMD and of individual executive officers. The Compensation Committee believes this has been an appropriate way to mitigate the inherent risk that, in providing incentives for financial performance, efforts to achieve short-term performance will inappropriately take precedence over the efforts and investments required to achieve long-term performance. However, as discussed under “— Changes to Bonus Process for Certain Individuals for 2013” below, the Compensation Committee has decided to tie, for certain executive officers and other key employees, a portion of their bonuses to specific financial targets for 2013.

We have not offered any deferred compensation plans to our executive officers or to our other employees. We have also not offered any retirement plans to our executive officers other than a 401(k) plan that is generally available to our employees. We refer to the WebMD 401(k) Savings Plan, the current 401(k) Plan of WebMD, as the “401(k) Plan.” Subject to the terms of the 401(k) Plan, WebMD matches, in cash, 25% of amounts contributed to that Plan by each Plan participant, up to 6% of eligible pay. The matching contribution made by WebMD is subject to vesting, based on continued employment, with 50% scheduled to vest on each of the first and second anniversaries of an employee’s date of hire (with employees vesting immediately in any matching contribution made after the second anniversary). For 2012, WebMD made an additional discretionary matching contribution in March 2012 of 25 cents for every dollar contributed by participants (up to 6% of eligible pay). Mr. Pence and Dr. Zatz are the only current Named Executive Officers who have elected to contribute to the 401(k) Plan and, accordingly, received matching contributions on the same basis as other participants.

Discussion of Compensation Policies.    The Compensation Committee’s guiding philosophy is to establish a compensation program that is:

•

Competitive with the market in order to help attract, motivate and retain highly qualified employees and executives.    We seek to attract and retain talent by offering competitive base salaries, annual incentive opportunities, and the potential for long-term rewards through equity-based awards, such as stock options and restricted stock. We have, in the past, granted and may continue to grant equity-based awards to a large portion of our employees, not just our executives. Those awards have been primarily in the form of non-qualified options to purchase WebMD Common Stock.

•

Performance-based to link executive pay to company performance over the short term and long term and to facilitate shareholder value creation.    It is WebMD’s practice to provide compensation opportunities in addition to base salary that are linked to our company’s performance and the individual’s performance. Achievement of short-term goals is rewarded through annual cash bonuses, while achievement of long-term objectives is encouraged through nonqualified stock option grants and restricted stock awards that are subject to vesting over periods generally ranging from two to four years. Through annual and long-term incentives, a major portion of the total potential compensation of WebMD’s executive officers (and other members of senior management) is placed at risk in order to motivate them to improve the performance of our businesses and to increase the value of our company. In addition, WebMD has made equity-based grants to virtually all of its full-time employees for at least a portion of their compensation. The equity compensation is offered in lieu of higher cash compensation in order to align the interests of our employees with the long-term interests of our stockholders.

•

Designed to foster a long-term commitment by management.    The Compensation Committee believes that there is great value to our company in having a team of long-tenured, seasoned executives and managers. Our compensation practices are designed to foster a long-term commitment to WebMD by our management team.

The Compensation Committee has not retained outside consultants to assist it in implementing these policies or making specific decisions relating to executive compensation. The Compensation Committee does, from time to time, review general information regarding the compensation practices of other companies, including some that are likely to compete with WebMD for the services of our executives and employees, and that information is a factor used by the Committee in its decisions and in its general oversight of compensation practices at WebMD. However, the Compensation Committee does not use that information to generate specific compensation amounts or targets and does not seek to create an objective standard for WebMD compensation based on what other companies have done. Instead, in each compensation decision, the Committee exercises its business judgment regarding the appropriateness of types and amounts of compensation in light of the value to WebMD of specific individuals. With respect to 2012 compensation, the Compensation Committee took into account recommendations made by the Chairman of the Board and the Chief Executive Officer with respect to determinations of the types and amounts of compensation to be paid to the other executive officers and also discussed with them the types and amounts such individuals believed would be appropriate to pay each of them in light of the amounts being recommended for, and paid to, the other WebMD executive officers. The key compensation decisions for 2012 for which the Chairman of the Board and the Chief Executive Officer provided input to the Compensation Committee relating to WebMD’s executive officers included the following:

•

both the Chairman of the Board and the Chief Executive Officer provided input regarding the amounts of the annual bonuses for 2012, the 2012 Supplemental Bonus Trust contributions, the additional bonus for Mr. Vuolo and regarding the size and terms of the equity grants to certain executive officers that were approved by the Compensation Committee in November 2012, as more fully described under “— Use of Specific Types of Compensation for 2012” below;

•

the Chairman of the Board provided input regarding the terms of the employment agreement entered into with Mr. Redmond in connection with his hiring by WebMD, as more fully described under “Employment Agreements with Named Executive Officers — Cavan M. Redmond” below; and

•	both the Chairman of the Board and the Chief Executive Officer provided input regarding the terms of the employment agreement entered into with Mr. Marek in connection with his hiring by WebMD.

In addition, the Chairman of the Board and the Chief Executive Officer have discussions, from time to time, with the Compensation Committee and the full Board of Directors regarding compensation policies generally, compensation planning and other compensation matters unrelated to specific compensation decisions and give their views on these matters to the members of the Compensation Committee and the full Board. The Compensation Committee seeks the input from the Chairman of the Board and the Chief Executive Officer because they believe that understanding management’s views regarding its own performance helps the Compensation Committee apply the compensation policies discussed earlier in this section to specific compensation decisions. However, all the decisions regarding the compensation paid to executive officers of WebMD for 2012 were made by the Compensation Committee in its discretion.

WebMD’s senior management generally applies a similar philosophy and similar policies to determine the compensation of officers and managers who are not executive officers and reports to the Compensation Committee regarding these matters.

Specific Policies and Practices to Protect Stockholder Interests in Connection with Our Equity Compensation Plans.    The Compensation Committee has implemented, in the 2005 Plan and in WebMD’s agreements relating to equity compensation, the following policies and practices to protect our stockholders’ interests:

•

20% Sublimit for Full Value Awards.    In 2010, the Compensation Committee implemented a sublimit on the number of shares available for grants of restricted stock and similar types of awards for which no exercise or purchase price is payable (often referred to as “full value awards”) so that only 20% of the shares available for grant could be used for full value awards. The same 20% sublimit applies to the shares added to the 2005 Plan since then.

•

Minimum Vesting Period for Full Value Awards.    The 2005 Plan provides that, for full value awards, the vesting period shall be over at least a three year period for awards with time-based vesting conditions and shall be at least one year for awards with performance-based vesting conditions, with limited exceptions.

•

No Liberal Share Counting.    Shares tendered or held back upon exercise of a stock option to cover the exercise price or tax withholding or for tax withholding on vesting of restricted stock are not returned to the pool of shares available for issuance.

•	No Annual “Evergreen” Provision. The 2005 Plan authorizes only a fixed number of shares, and stockholder approval is required for any increase in the number of shares.

•	No Discounted Stock Options. All stock options must have an exercise price equal to or greater than the fair market value of our Common Stock on the date of grant.

•	No Repricing. The 2005 Plan prohibits the repricing of stock options without stockholder approval.

•

“Change of Control” Definition.    Under the 2005 Plan, vesting of equity awards on a “Change of Control” applies only to grants to our Non-Employee Directors, which our Board believes is consistent with good corporate governance. Under the provisions of the 2005 Plan, there is no effect on grants made to WebMD officers and other employees as a result of a “Change in Control.” Certain of our executive officers and other senior officers are parties to employment agreements that contain provisions relating to a potential change in control. For additional information, see “— Compensation Following Termination of Employment or a Change of Control” and “Employment Agreements with Named Executive Officers” below.

•

No “Hedging” Policy.    Our existing policies relating to trading in WebMD securities by WebMD’s executive officers and other senior executives prohibit hedging transactions with respect to their holdings in WebMD securities.

Changes to Bonus Process for Certain Individuals for 2013.    For 2013, the Compensation Committee has implemented a new bonus process for two of the Named Executive Officers. In February 2013, the Compensation Committee approved potential bonuses for 2013 (payable in March 2014) for Mr. Pence and Dr. Zatz of up to $600,000, subject to achievement of specified goals in 2013. If the full amount of the bonus is achieved, it would represent approximately 141% of their annual salary rate and a significant increase over prior year bonus amounts. See “— Use of Specific Types of Compensation for 2012 — Annual Bonuses” below. Up to $300,000 may be earned by each of them based on the extent to which certain company-wide financial targets for 2013 are met and up to $300,000 may be earned by each of them based on the extent to which certain individual performance objectives for 2013 are met. The Compensation Committee intends to set the applicable company-wide financial targets and individual performance objectives before the end of May 2013. The Compensation Committee believed that, for 2013, tying enhanced bonus potential for these two Named Executive Officers to specific quantitative goals for company financial results and specific goals for individual performance is an appropriate compensation strategy and would also provide additional retention incentive for the period in which the potential bonus could be earned. The Compensation Committee and WebMD’s Chief Executive Officer will have the authority to determine to what extent the goals are met and the Compensation Committee may adjust the goals as it determines to be appropriate in light of any acquisitions, divestitures or other circumstances. Certain other key employees who are not Named Executive Officers also have the opportunity to earn enhanced bonuses for 2013 tied to company and/or individual performance goals.

Use of Specific Types of Compensation for 2012

Base Salary.    The Compensation Committee reviews the base salaries of our executive officers from time to time. In 2012, the only changes made to the salaries of our Named Executive Officers were increases in the salary for each of Mr. Pence and Dr. Zatz from $375,000 per year to $425,000. The Compensation Committee approved the increases in connection with each of them assuming additional responsibilities, with Mr. Pence taking on the additional role of Chief Operating Officer and Dr. Zatz assuming additional supervisory responsibilities relating to our sales organization. The Compensation Committee considers various factors when it contemplates an adjustment to base salary, including: the executive’s individual performance, scope of responsibility and changes in that scope (including as a result of promotions), tenure, prior experience and market practice. WebMD’s senior management considers similar factors in determining whether to make adjustments to salaries of other employees.

Annual Bonuses.    WebMD’s executive officers have the opportunity to earn annual cash bonuses. However, WebMD’s Named Executive Officers (and its other executive officers) do not participate in a formal annual bonus plan, and the Compensation Committee did not set quantitative performance targets, in advance, for use in determining bonus amounts for executive officers for 2012. After the end of 2012, the Compensation Committee determined annual cash bonus amounts to be paid by WebMD to its executive officers based on its subjective assessment of the performance of WebMD in 2012, taking into consideration its views regarding the extent to which financial and operational goals discussed by management and the Board at various times during 2012 were achieved and its views regarding the challenges faced by WebMD during the year. The Compensation Committee believed that, for WebMD at that time, a flexible annual bonus process was a more appropriate one for motivating WebMD’s executive officers than setting quantitative targets in advance because it allows the Compensation Committee to consider, in its bonus determinations:

•	goals of any type set by the Board and communicated to senior management at any point in the year;

•	effects of acquisitions and dispositions of businesses made during the year;

•	challenges faced by WebMD during the year and the handling of those challenges; and

•	effects of unexpected events during the year and the handling of those events.

For a description of certain changes to the bonus process for 2013, see “Changes to Bonus Process for Certain Individuals for 2013” above.

While the Compensation Committee did not set quantitative performance targets in advance for 2012, it did set individual target bonus opportunities, as a percentage of base salary, for certain Named Executive Officers. In some cases, these percentages are reflected in the employment agreement for the Named Executive Officer approved by the Compensation Committee. The higher the target percentage of an individual’s salary that the annual bonus opportunity represents, the greater the percentage of total annual cash compensation that is not guaranteed for that individual. Generally, the target percentage (and, accordingly, the percentage of annual compensation that is not guaranteed) increases with the level and scope of responsibility of the executive, as does salary. The target annual bonus opportunities for 2012 for the Named Executive Officers (other than Mr. Wygod, for whom no such target was set and Mr. Gattinella who left WebMD in January 2012) are set forth in the following table:

Named Executive Officer	Title (at end of 2012)	Annual Salary (at end of 2012)	2012 Target Annual Bonus Opportunity	2012 Target Annual Bonus Amount as a Percent of Salary
Cavan M. Redmond	Chief Executive Officer	$650,000	$650,000	100%
Anthony Vuolo	Executive Vice President and Chief Financial Officer	$450,000	$450,000	100%
William Pence	Executive Vice President, Chief Operating Officer & Chief Technology Officer	$425,000	$276,250	65%
Steven Zatz, M.D.	Executive Vice President, Professional Services	$425,000	$276,250	65%

Notwithstanding these targets, the Compensation Committee retained discretion regarding the actual annual bonus amounts to be paid to these Named Executive Officers, which could be less than, equal to or more than the target bonus opportunity.

For 2012, there were two separate bonus amounts for each of the above Named Executive Officers: a cash bonus; and (b) a contribution (which we refer to as an SBP Contribution) under our Supplemental Bonus Plan (which we refer to as the SBP). As described more fully under “— Supplemental Bonus Plan (SBP) Contributions” below, SBP Contributions are cash amounts contributed by WebMD for the Named Executive Officers to a trust, which distributes such amounts, with actual interest earned, the following year if the employee remains employed through a specified date. Cash bonuses and SBP Contributions for 2012 were made in the following amounts:

Named Executive Officer	Title (at end of 2012)	2012 Cash Bonus	2012 SBP Contribution	Total for 2012
Cavan M. Redmond	Chief Executive Officer	$76,200	$304,800	$381,000
Anthony Vuolo	Executive Vice President and Chief Financial Officer	$90,000	$360,000	$450,000
William Pence	Executive Vice President, Chief Operating Office and Chief Technology Officer	$55,250	$221,000	$276,250
Steven Zatz, M.D.	Executive Vice President, Professional Services	$55,250	$221,000	$276,250

For each of these Named Executive Officers, the cash bonus represented 20% of the total for 2012 and the SBP Contribution represented 80% of the total.

The following table lists, for each of the Named Executive Officers with bonus targets for 2012, the sum of the annual cash bonuses and the SBP Contributions, and the percentage that this sum represented of the target annual bonus opportunity:

Named Executive Officer		Sum of 2012 Bonus and SBP Contribution
	Title (at end of 2012)	Amount	% of Target
Cavan M. Redmond	Chief Executive Officer	$381,000	59%
Anthony Vuolo	Executive Vice President and Chief Financial Officer	$450,000	100%
William Pence	Executive Vice President, Chief Operating Officer and Chief Technology Officer	$276,250	100%
Steven Zatz, M.D.	Executive Vice President, Professional Services	$276,250	100%

Mr. Redmond’s bonus target was subject, in 2012, to pro-ration since he joined WebMD on May 31, 2012.

In determining the amounts of the annual cash bonuses and SBP Contributions for 2012, the Compensation Committee considered WebMD’s financial and operational performance. However, as in prior years, the Compensation Committee did not attempt to tie the amounts of the 2012 annual bonuses and SBP Contributions for these executive officers to any specific measures and, instead, based its bonus determinations on its subjective view of our company’s results and management’s accomplishments in light of the challenges faced by WebMD during 2012. The Compensation Committee viewed the financial performance of WebMD in 2012 to have been well below expectations. However, the Committee recognized that the operational performance of the company’s public portal Web sites, as demonstrated by usage metrics, user satisfaction and awards and recognition achieved, continued to be strong. The Committee also recognized that some of the challenges faced by WebMD during 2012 were outside the control of WebMD management, particularly the continuing cautious business outlook by many of our pharmaceutical company customers as they deal with both the ongoing and anticipated impact of patent expirations across their businesses as well as greater than expected delays in new product launches. For additional information, see “Introduction — Background Information on Certain Trends and Developments Affecting Our Business — Recent Developments Affecting Our Business and the Demand for Our Services” in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Annual Report. The Compensation Committee also recognized that WebMD’s executives and employees are in demand by competitors to WebMD and by Internet companies generally and that the reduction in force announced in December 2012 had the potential to cause employees that WebMD wished to retain to consider other options. For additional information, see “Introduction — Background Information on Certain Significant Developments and Transactions — Restructuring” in Item 7 of this Annual Report. The Committee also noted that, in light of the drop in the market price of WebMD Common Stock during the year, the value of the equity compensation of executives and employees, which had served as a key retention incentive, was down and that employees would be at even greater risk of leaving WebMD if bonuses were also significantly reduced.

Based on those views, the Compensation Committee set annual bonuses and SBP Contributions for the Named Executive Officers at amounts so that the total of the 2012 annual cash bonus amount plus the amount of the SBP Contribution for each Named Executive Officer would be equal to their respective bonus potentials (subject to pro ration, in the case of Mr. Redmond, based on his joining WebMD on May 31, 2012). For Mr. Wygod, the sum of his 2012 annual cash bonus amount ($98,000) and SBP Contribution for 2012 ($392,000) was $490,000, which is equal to his annual salary rate. For each of the Named Executive Officers, the cash bonus represented 20% of the total for 2012 and the SBP Contribution represented 80% of the total. In prior years where an SBP Contribution had been made, the cash amount had generally been a much greater portion of the total amount, with an SBP Contribution of one-third to one-half of the total amount. A similar approach was taken, for 2012, with respect to other executive officers and certain other members of senior management.

Supplemental Bonus Plan (SBP) Contributions.    As described above, SBP Contributions are cash amounts contributed by WebMD for the Named Executive Officers (and certain other WebMD employees) to a trust (the Supplemental Bonus Trust), which distributes such amounts, with actual interest earned, the following year if the employee remains employed through a specified date. No SBP Contributions were made for 2011. For 2012 and 2010, the SBP Contributions were as follows:

•

2012 SBP Contributions.    In February 2013, the Compensation Committee approved the contribution, made in March 2013, to the Supplemental Bonus Trust of SBP Contributions for 2012 (which we refer to as the 2012 SBP Contributions), including: a $304,800 contribution for Mr. Redmond; a $360,000 contribution for Mr. Vuolo; a $221,000 contribution for Mr. Pence; a $392,000 contribution for Mr. Wygod; and a $221,000 contribution for Dr. Zatz. In order to receive the applicable payment from the Supplemental Bonus Trust for the 2012 SBP Awards, each SBP participant is required to be employed by WebMD on March 1, 2014 (subject to limited exceptions for death, disability, or certain terminations of employment in connection with a Change of Control of WebMD (as defined in the 2005 Plan), a sale of a subsidiary or division or, in the discretion of the governing committee, certain other reductions in force or position eliminations or as specifically provided in their employment agreement). The Supplemental Bonus Trust will distribute the 2012 SBP Contributions, together with actual net interest earned on the respective amounts, to SBP participants as promptly as practicable following March 1, 2014.

•

2010 SBP Contributions and Related Distributions in March 2012.    In February 2011, the Compensation Committee approved the contribution, made in March 2011, to the Supplemental Bonus Trust of SBP Awards for 2010 (which we refer to as the 2010 SBP Awards), including: a $132,000 contribution for Mr. Gattinella; a $123,750 contribution for Mr. Vuolo; a $49,500 contribution for Mr. Pence; a $577,500 contribution for Mr. Wygod; and a $41,250 contribution for Dr. Zatz. In order to receive the applicable payment from the Supplemental Bonus Trust for the 2010 SBP Awards, each SBP participant was required to be employed by WebMD on March 1, 2012. The Supplemental Bonus Trust distributed the 2010 SBP Awards, together with actual net interest earned on the respective amounts, to SBP participants in March 2012. Since Mr. Gattinella resigned in January 2012, he did not receive any distribution of his 2010 SBP Award.

Any SBP Contributions that are forfeited for failure to meet the employment condition by an SBP participant are shared by the remaining SBP participants for that year, except that SBP participants who are executive officers of WebMD are not eligible to receive any portion of such forfeitures. The SBP is intended to provide additional retention incentives for executive officers and other employees of WebMD who receive a significant portion of their compensation as an annual cash bonus. The Compensation Committee will determine, in its discretion, whether to use the SBP in future years.

Additional Bonus for Mr. Vuolo for Service as Interim CEO.    For 2012, Mr. Vuolo received an additional bonus of $250,000 paid in cash in March 2013 in recognition of his service as Interim Chief Executive Officer of WebMD during the first half of 2012, while he also continued to serve as Chief Financial Officer.

Equity Compensation.    We use two types of long-term incentives: non-qualified stock options and restricted stock. Stock options are granted with an exercise price that is equal to the fair market value of WebMD Common Stock on the grant date. Thus, participants in our equity plans (including the Named Executive Officers) will realize value on their stock options only if the price of WebMD Common Stock increases after the grant date. The Compensation Committee believes that equity compensation, subject to vesting periods of two to four years (and, in the case of options, having a ten-year term), encourages employees to focus on the long-term performance of our company. The amount that employees receive from equity awards increases when the price of WebMD Common Stock increases, which rewards employees for increasing shareholder value. The vesting schedules applicable to these equity awards are intended to further promote retention of employees during the vesting period.

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

Pursuant to the employment agreement between Mr. Redmond and WebMD, which was negotiated, approved by the Compensation Committee and entered into prior to Mr. Redmond joining WebMD, he received: (a) a grant of non-qualified options to purchase 1,000,000 shares of WebMD Common Stock on May 31, 2012 at an exercise price of $23.03 per share, the closing price of WebMD Common Stock on the date of grant; and (b) a grant of 45,000 shares of restricted WebMD Common Stock on June 15, 2012 (at the time of the filing of a Registration Statement on Form S-8 relating thereto). The vesting schedule for these grants is 25% per year, on the first four anniversaries of the commencement of Mr. Redmond’s employment by WebMD. These grants were made outside of WebMD’s existing equity compensation plans and were approved by the Compensation Committee as an inducement to Mr. Redmond to enter into employment with WebMD, in reliance on NASDAQ Listing Rule 5635(c)(4). For additional information regarding these grants, see “Executive Compensation Tables — Grants of Plan-Based Awards in 2012” and see “Employment Agreements with Named Executive Officers — Cavan M. Redmond” below.

Other than the grant of WebMD Restricted Stock and the grant of options to purchase WebMD Common Stock made to Mr. Redmond in connection with his joining WebMD, no grants of WebMD Restricted Stock were made to Named Executive Officers and the only grants of options to purchase WebMD Common Stock made to Named Executive Officers during 2012 were the grants of 80,000 options to purchase WebMD Common Stock made to each of Mr. Pence and Dr. Zatz in November 2012, with an exercise price of $13.15 per share and a vesting schedule of 50% per year on the first and second anniversaries of the date of grant. For additional information regarding these grants, see “Executive Compensation Tables — Grants of Plan-Based Awards in 2012.” In making these grants, the Compensation Committee took into consideration the fact that the option grants made to Mr. Pence and Dr. Zatz in July 2011 were significantly out-of-the-money, with an exercise price of $36.62 per share. These grants were intended, by the Compensation Committee, to provide additional retention incentive to executives believed to be important to WebMD at a time when the risk of their recruitment by other companies was believed to be increasing. Also in November 2012, grants were made to a total of approximately 95 employees, other than Named Executive Officers, for similar reasons and with similar terms.

Application of Compensation Policies to Individual Named Executive Officers.    Differences in compensation among our Named Executive Officers result from a number of factors and may vary from year to year. The key factors that may create differences in compensation are differences in: (a) the level of responsibility of the individual Named Executive Officers; (b) our need to induce specific individuals to join WebMD at the time of their initial hiring; and (c) our need to motivate and retain specific individuals at other specific points in time. In general, larger equity grants are made to our most senior executive officers because they have the greatest potential to affect the value of our company and to improve results for stockholders. Similarly, a greater portion of their total cash compensation is likely to come from their annual bonus since they generally have a higher target annual bonus as a percentage of annual salary. While determinations relating to whether the annual bonuses for our Named Executive Officers are at, above or below such targets have been based primarily on the Compensation Committee’s subjective evaluation of the performance of our company as a whole, the Compensation Committee has also taken into consideration its subjective evaluation of the performance of individual Named Executive Officers. For a description of certain changes to the bonus process for 2013, see “Changes to Bonus Process for Certain Individuals for 2013” above.

The most significant application of our compensation policies to an individual in 2012 related to our employment agreement with Mr. Redmond, which was negotiated and approved by the Compensation Committee and entered into prior to Mr. Redmond joining WebMD. A description of that employment agreement is included under “Employment Agreements with Named Executive Officers — Cavan M. Redmond” below. The annual salary rate provided for in the agreement is $650,000. Our prior Chief Executive Officer had received a salary of $560,000, which was originally set in 2005 and had remained the same since then. The Compensation Committee believed that an increase to $650,000 was appropriate for a new Chief Executive Officer of WebMD in 2012. The target bonus percentage of 100% of annual salary was consistent with the target for the prior Chief Executive Officer. While the grant of 45,000 shares of WebMD Restricted Stock provided for in the agreement was consistent with grant practices for the Chief Executive Officer position made not in connection with a new hire, the grant of options to purchase WebMD Common Stock was larger than any single prior grant to our Chief Executive Officer and was intended as an inducement for Mr. Redmond to join WebMD that would also align his compensation with the interests of our stockholders. Mr. Redmond also received a sign-on bonus of $930,000 as an inducement to join WebMD. In approving the sign-on bonus and the other terms of employment for Mr. Redmond, the Compensation Committee considered, among other things, compensation opportunities that would have been available to Mr. Redmond if he remained with his prior employer. Throughout the process of searching for a new Chief Executive Officer and in negotiating the compensation arrangements, the Compensation Committee considered the fact that WebMD was facing significant challenges in its businesses, as discussed in “Introduction — Background Information on Certain Trends and Developments Affecting Our Business Recent Developments Affecting Our Business and the Demand for Our Services” in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Annual Report.

Other applications of our compensation policies to individual Named Executive Officers for 2012 related primarily to: (a) the amounts of their bonuses and of the SBP Contributions, for which the relevant factors are described under “— Annual Bonuses” above and, in the case of Mr. Vuolo, under “— Additional Bonus” above; and (b) grants of options to purchase WebMD Common Stock to Mr. Pence and Dr. Zatz made in November 2012 described under “— Equity Compensation” above, which were part of a larger grant to key employees. Mr. Redmond did not participate in that grant because he had received new hire grants earlier in the year. In addition, as described under “— Base Salary” above, Mr. Pence and Dr. Zatz each received a salary increase from $375,000 per year to $425,000 in connection with their assuming additional responsibilities. For the same reason, their target bonus opportunities for 2012, as a percentage of base salary, were increased to 65% from 35% for 2011.

Benefits and Perquisites.    Our executive officers are generally eligible to participate in our benefit plans on the same basis as our other employees (including matching contributions to the 401(k) Plan and company-paid group term life insurance). For the past several years, we have maintained a sliding scale for the cost of employee premiums for our health plan, under which employees with higher salaries pay a higher amount. The limited perquisites (or “perks”) received by our Named Executive Officers in 2012 are described in the footnotes to the Summary Compensation Table. In addition, our executive officers (as part of a larger group of employees generally having a title of “Vice President” or higher or a salary of $180,000 or more) receive company-paid supplemental disability insurance, the cost of which is listed in those footnotes.

Compensation Following Termination of Employment or a Change of Control

Overview.    WebMD does not offer any deferred compensation plans to our executive officers or other employees and does not offer any retirement plans to our executive officers, other than a 401(k) plan generally available to our other employees. Accordingly, the payment and benefit levels for WebMD’s Named Executive Officers applicable upon a termination or a change of control result primarily from provisions in the employment agreements between WebMD and the individual Named Executive Officers. The employment agreements with our Named Executive Officers are described under the heading “Employment Agreements with Named Executive Officers” below and summaries of the types of provisions relating to post-termination compensation contained in those agreements are included in this section under the headings “— Employment Agreement Provisions Regarding Termination Benefits” and “— Employment Agreement Provisions Regarding Change of Control Benefits” below. The Compensation Committee has generally been willing to include provisions relating to potential terminations and changes in control in connection with the renewal of or extensions to an employment agreement with an existing executive officer that are similar to those in the existing employment agreement with that executive officer.

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

Employment Agreement Provisions Regarding Termination Benefits.    Certain of the employment agreements with our Named Executive Officers provide, or have provided, for some or all of the following to be paid if the Named Executive Officer is terminated without cause or resigns for good reason (the definitions of which are typically set forth in the applicable employment agreement), dies or ceases to be employed as a result of disability:

•	continuation of cash compensation (including salary and, in some cases, an amount based on past bonuses) for a period following termination;

•	continuation or acceleration of vesting and/or exercisability of some or all options or restricted stock; and

•	continued participation in certain of our health and welfare insurance plans or payments in respect of COBRA premiums.

The amount and nature of these benefits vary by individual, with the most senior of the Named Executive Officers typically receiving more of these benefits and receiving them for a longer period. These benefits also vary depending on the reason for the termination. See “Employment Agreements with Named Executive Officers” below for a description of the specific provisions that apply to specific Named Executive Officers and “Potential Payments and Other Benefits Upon Termination of Employment or a Change of Control” below for a sample calculation, based on applicable SEC rules, of the amounts that would have been payable if termination for specified reasons had occurred as of December 31, 2012 (which, however, does not reflect the impact of amendments made to the employment agreements with Mr. Pence and Dr. Zatz in March 2013, described below). No such post-termination benefits apply if a Named Executive Officer is terminated for cause. The Compensation Committee believes that the protections provided to executive officers by the types of employment agreement provisions described above are appropriate for the attraction and retention of qualified and talented executives and consistent with good corporate governance.

Employment Agreement Provisions Regarding Change of Control Benefits.    The Compensation Committee believes that executives should generally not be entitled to severance benefits solely as a result of the occurrence of a change of control, but that it is appropriate to provide for such benefits if a change of control is followed by a termination of employment or other appropriate triggering event. See “— Employment Agreement Provisions Regarding Termination Benefits” above. However, the Compensation Committee has approved the following exceptions for the Named Executive Officers:

•

With respect to Mr. Redmond, he may resign from his employment after the first anniversary of a Change of Control of WebMD and receive the same benefits, under his employment agreement, as if he resigned for Good Reason following a Change of Control. For additional information, see “Employment Agreements with Named Executive Officers — Cavan M. Redmond” (which also provides background regarding the defined terms used in Mr. Redmond’s Employment Agreement).

•

With respect to Mr. Vuolo, he may resign from his employment after six months following a Change of Control of WebMD and receive the same benefits, under his employment agreement, as if he resigned for Good Reason following a Change of Control (other than with respect to outstanding equity awards). Continuation of vesting and exercisability of options and acceleration of vesting of restricted stock following a Change of Control are also subject to requirements that Mr. Vuolo remain employed for specified periods following the Change of Control, unless he is terminated without Cause or resigns for

Good Reason, as described under “Employment Agreements with Named Executive Officers — Anthony Vuolo” below (which also provides background regarding the defined terms used in Mr. Vuolo’s Employment Agreement).

•

With respect to Mr. Wygod, the vesting of all WebMD Restricted Stock and all options to purchase WebMD Common Stock outstanding at the time of a Change of Control (as defined in the HLTH 2000 Plan, which definition is substantially the same as the definition in the 2005 Plan) will accelerate on the date of the Change of Control. If Mr. Wygod’s employment terminates for any reason (other than Cause) thereafter, the options will remain outstanding through the remainder of their terms. For additional information, see “Employment Agreements with Named Executive Officers — Martin J. Wygod” (which also provides background regarding the defined terms used in Mr. Wygod’s Employment Agreement).

In the negotiations with those Named Executive Officers regarding their employment agreements, the Compensation Committee recognized that, for those individuals, a change of control is likely to result in a fundamental change in the nature of their responsibilities. Accordingly, under their employment agreements, the Compensation Committee approved the specific Named Executive Officers having, following a change of control, the rights described above. The Compensation Committee believed that the rights provided were likely to be viewed as appropriate by a potential acquiror in the case of those specific individuals. In addition, the Compensation Committee sought to balance the rights given to the Named Executive Officers with certain requirements to remain employed for a transition period or to provide transitional services in types and amounts likely to be viewed as reasonable by a potential acquiror.

If the benefits payable to either Mr. Wygod or Mr. Vuolo in connection with a change of control would be considered an excess parachute payment under Section 280G of the Internal Revenue Code of 1986 (“Section 280G”) and subject to the excise tax imposed under Section 4999 of the Code, WebMD has agreed to make an additional payment to him so that the net amount of such payment (after taxes) that he receives is sufficient to pay the excise tax due.

Mr. Pence and Dr. Zatz would not receive any compensation as a result of a change of control, unless the change of control was followed by a termination of employment (including a termination by the executive for “Good Reason” under the terms of his employment agreement). However, as more fully described below under “Employment Agreements with Named Executive Officers,” a change of control followed by such a termination would generally result in enhanced compensation for each of them beyond what would apply in the case of a similar termination that was not preceded by a change of control. Similar provisions are contained in employment agreements with our executive officers who are not Named Executive Officers and for certain other key employees.

Application in 2012.    In connection with the grants of options to purchase WebMD Common Stock and shares of WebMD Restricted Stock to Mr. Redmond in connection with his joining WebMD, the Compensation Committee determined, based on the considerations described earlier in this section, that it was appropriate to provide for severance payments and for continuation of vesting and exercisability of options and acceleration of vesting of restricted stock in the circumstances described under “Employment Agreements with Named Executive Officers — Cavan M. Redmond” below. These provisions were negotiated with Mr. Redmond on an arm’s-length basis prior to his joining WebMD and were part of the inducement for him to take the position of Chief Executive Officer of WebMD.

In connection with the grants of options to purchase WebMD Common Stock made to each of Mr. Pence and Dr. Zatz in November 2012, the Compensation Committee determined, based on the considerations described earlier in this section, that it was appropriate to provide for continuation of vesting and exercisability of those options for one year following the date of such executive’s termination of employment if such termination is without Cause or for Good Reason within one year following a Change of Control. For additional information, see “Employment Agreements with Named Executive Officers — William Pence” and “— Steven Zatz, M.D.” below.

Deductibility of Compensation.    Section 162(m) of the Internal Revenue Code generally limits the ability of a publicly held corporation to deduct compensation in excess of $1 million per year paid to certain executive officers. It is the policy of the Compensation Committee to structure, where practicable, compensation paid to its executive officers so that it will be deductible under Section 162(m) of the Code. Accordingly, WebMD’s equity plans under which awards are made to officers and directors are generally designed with the intent that compensation attributable to stock options granted will be tax deductible by WebMD. However, cash bonuses for WebMD’s executive officers and grants of restricted stock do not qualify as performance-based within the meaning of Section 162(m) and, therefore, are subject to its limits on deductibility. In determining that the compensation of WebMD’s executive officers for 2012 was appropriate under the circumstances and in the best interests of WebMD and its stockholders, the Compensation Committee considered the amount of net operating loss carryforwards available to WebMD to offset income for Federal income tax purposes. See Note 11 to the Consolidated Financial Statements included in this Annual Report.

Consideration of the Advisory Vote on Executive Compensation at the 2012 Annual Meeting of Stockholders.    At our 2012 Annual Meeting of Stockholders, the ballot included an advisory vote on executive compensation, commonly known as “Say-on-Pay.” The vote was not binding upon our company, our Board of Directors or the Compensation Committee. Approximately 71% of the votes cast were “FOR” the compensation of the executive officers as disclosed in the “Executive Compensation” section of the proxy statement for the 2012 Annual Meeting. The Compensation Committee took this result into consideration in connection with its implementation of our executive compensation program since the 2012 Annual Meeting and intends to continue to consider the outcome of annual advisory votes when making future executive compensation decisions.

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

•

three tables providing additional information regarding our equity compensation, entitled: Grants of Plan-Based Awards in 2012; Outstanding Equity Awards at End of 2012; and Option Exercises and Stock Vested in 2012.

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

Summary Compensation Table

Table.    The following table presents information regarding the amount of the total compensation of our Named Executive Officers for services rendered during the years covered, as well as the amount of the specific components of that compensation. The compensation reported in the table reflects all compensation to the Named Executive Officers from our company and any of our subsidiaries.

(a)	(b)	(c)		(d)		(e)	(f)	(g)		(h)

Name and Principal Position(1)	Year	Salary ($)(2)		Bonus ($)(3)		Stock Awards ($)(4)	Option Awards ($)(4)	All Other Compensation ($)		Total ($)
Cavan M. Redmond Chief Executive Officer	2012	380,000		1,006,200	(5)	945,000	8,767,094	33,615	(6)	11,131,909

Anthony Vuolo Executive Vice President & Chief Financial Officer	2012	450,000		464,774	(7)	—	—	18,784	(8)	933,558
	2011	450,000		578,960	(7)	809,600	753,102	17,704	(8)	2,609,366
	2010	450,000		376,341	(7)	936,200	1,538,050	17,704	(8)	3,318,295

William Pence Executive Vice President, Chief Operating Officer & Chief Technology Officer	2012	415,385		105,160	(9)	—	429,221	19,548	(10)	969,314
	2011	375,000		191,254	(9)	439,440	855,278	11,581	(10)	1,872,553
	2010	375,000		155,540	(9)	468,100	1,153,538	11,581	(10)	2,163,759

Martin J. Wygod Chairman of the Board	2012	490,000		680,277	(11)	—	—	18,046	(12)	1,188,323
	2011	225,308		640,016	(11)	4,999,959	3,765,510	11,618	(12)	9,642,411
	2010	120,000		1,172,500		3,510,750	1,153,538	17,208	(12)	5,973,996

Steven Zatz, M.D. Executive Vice President, Professional Services	2012	415,385		96,841	(13)	—	429,221	19,930	(14)	961,377
	2011	375,000		191,254	(13)	439,440	855,278	10,837	(14)	1,871,809
	2010	375,000		128,783	(13)	468,100	1,153,538	8,865	(14)	2,134,286

Wayne T. Gattinella Former Chief Executive Officer	2012	265,923	(15)	—		—	—	540,816	(17)	806,739
	2011	560,000		132,013	(16)	1,030,400	806,895	13,658	(17)	2,542,966
	2010	560,000		403,099	(16)	1,404,300	1,845,660	13,658	(17)	4,226,717

(1)	Positions listed are as of December 31, 2012. Mr. Gattinella resigned from WebMD in January 2012. Mr. Redmond joined WebMD as Chief Executive Officer in May 2012. Between those times, Mr. Vuolo served as Interim Chief Executive Officer, while continuing to serve as Chief Financial Officer.

(2)	The amounts for 2012 in Column (c) are equal to the annual salary rate for 2012 for each of the Named Executive Officers serving as of December 31, 2012, except for (1) Mr. Redmond, who joined WebMD during 2012 and did not receive a full year of salary and whose current annual salary rate is $650,000 and (2) Mr. Pence and Dr. Zatz, whose annual salary rate each increased from $375,000 to $425,000 effective in March 2012. For additional information regarding the annual salary rate of the Named Executive Officers, see “Employment Agreements with Named Executive Officers” below. See Footnote 15 below for information regarding the amount for Mr. Gattinella for 2012.

(3)	The amounts reported in Column (d) include, to the extent applicable to the individual Named Executive Officers, with respect to the years listed: annual cash bonuses for that year (which were paid in February or March of the following year); any additional or special bonuses paid in cash for that year; and amounts released from the Supplemental Bonus Trust during that year based on contributions made a year earlier. For additional information, see “— Background Information Regarding the Summary Compensation Table — Bonuses” below and “Compensation Discussion and Analysis — Use of Specific Types of Compensation for 2012 — Supplemental Bonus Plan (SBP) Contributions” above. Where amounts listed for an individual in a specific year include anything other than just the annual cash bonus for that year, we have included the breakdown in a footnote to this table below.

(4)

The amounts reported in Columns (e) and (f) above reflect the grant date fair value, in the year of grant, for the WebMD Restricted Stock and options to purchase WebMD Common Stock awarded, if any, to the respective Named Executive Officers, computed in accordance with FASB ASC Topic 718. See Note 8 (Stock-Based Compensation) to the Consolidated Financial Statements included in this Annual Report for an explanation of the methodology and assumptions used in determining the fair value of these awards. The actual amounts, if any, ultimately realized by our Named Executive Officers from these grants depend on the price of WebMD Common Stock at the time of vesting of restricted stock or at the time of exercise of vested stock options, as the case may be. In addition, as described below under “— Background Information Regarding the Summary Compensation Table — Voluntary Surrender of Certain Option Grants,” the Named Executive Officers employed by WebMD in February 2012 voluntarily surrendered certain outstanding option grants in February 2012. Accordingly, those Named Executive Officers have not and will not realize any income from the surrendered options, even though the grant date fair value of those options is, in accordance with applicable SEC rules, included as compensation in the Summary Compensation Table in the year of grant. The fair value of the surrendered option grants represented all of the compensation reported in Column (f) for 2010 for Messrs. Vuolo, Pence and Wygod and Dr. Zatz. In addition, even though the grant date fair value of the options and restricted stock granted to Mr. Gattinella in 2011 are included as compensation in Columns (e), (f) and (h), they were unvested at the time Mr. Gattinella resigned and, along with certain other unvested options and restricted stock granted to him, were forfeited as a result of his resignation.

(5)	Consists of: (a) a sign-on bonus of $930,000 paid in June 2012 and described in “Employment Agreements with Named Executive Officers — Cavan M. Redmond” below; and (b) an annual bonus for 2012 of $76,200. In determining the amount of the annual bonus, the Compensation Committee took into consideration that Mr. Redmond joined WebMD in the middle of the year.

(6)	Consists of: (a) $717 for company-paid group term life insurance; (b) an automobile allowance of $6,923; and (c) $12,904 reimbursement for moving expenses and $13,071 reimbursement for taxes on the moving expenses.

(7)	For 2012, consists of: (a) an annual bonus for 2012 of $90,000; (b) an additional bonus of $250,000 in recognition of his service as Interim Chief Executive Officer during 2012 (see Footnote 1 above); and (c) a Supplemental Bonus Plan distribution of $124,774, released in March 2012 based on a contribution to the Plan made in connection with his 2010 bonus. For 2011, consists of: (a) an annual bonus for 2011 of $475,000; and (b) a Supplemental Bonus Plan distribution of $103,960, released in March 2011 based on a contribution to the Plan made in connection with his 2009 bonus. For 2010, consists of: (a) an annual bonus for 2010 of $251,250; and (b) a Supplemental Bonus Plan distribution of $125,091, released in March 2010 based on a contribution to the Plan made in connection with his 2008 bonus.

(8)	For 2012, consists of: (a) $4,462 for company-paid supplemental disability insurance; (b) $2,322 for company-paid group term life insurance; and (c) an automobile allowance of $12,000. For each of 2011 and 2010, consists of: (a) $4,462 for company-paid supplemental disability insurance; (b) $1,242 for company-paid group term life insurance; and (c) an automobile allowance of $12,000.

(9)	For 2012, consists of: (a) an annual bonus for 2012 of $55,250; and (b) a Supplemental Bonus Plan distribution of $49,910, released in March 2012 based on a contribution to the Plan made in connection with his 2010 bonus. For 2011, consists of: (a) an annual bonus for 2011 of $150,000; and (b) a Supplemental Bonus Plan distribution of $41,254, released in March 2011 based on a contribution to the Plan made in connection with his 2009 bonus. For 2010, consists of: (a) an annual bonus for 2010 of $100,500; and (b) a Supplemental Bonus Plan distribution of $55,040, released in March 2010 based on a contribution to the Plan made in connection with his 2008 bonus.

(10)	For 2012, consists of: (a) $1,242 for company-paid group term life insurance; (b) $3,421 for company-paid supplemental disability insurance; (c) $7,500 in company matching contributions under the 401(k) Plan; and (d) an automobile allowance of $7,385. For each of 2011 and 2010, consists of: (a) $810 for company-paid group term life insurance; (b) $3,421 for company-paid supplemental disability insurance; and (c) $7,350 in company matching contributions under the 401(k) Plan.

(11)	For 2012, consists of: (a) an annual bonus for 2012 of $98,000; and (b) a Supplemental Bonus Plan distribution of $582,277, released in March 2012 based on a contribution to the Plan made in connection with his 2010 bonus. For 2011, consists of: (a) an annual bonus for 2011 of $475,000; and (b) a Supplemental Bonus Plan distribution of $165,016, released in March 2011 based on a contribution to the Plan made in connection with his 2009 bonus.

(12)	For 2012, consists of: (a) $6,921 for company-paid supplemental disability insurance; and (b) $11,125 for company-paid group term life insurance. For 2011, consists of: (a) $6,921 for company-paid supplemental disability insurance; and (b) $4,697 for company-paid group term life insurance. For 2010, consists of: (a) $6,083 for company-paid supplemental disability insurance; and (b) $11,125 for company-paid group term life insurance.

(13)	For 2012, consists of: (a) an annual bonus for 2012 of $55,250; and (b) a Supplemental Bonus Plan distribution of $41,591, released in March 2012 based on a contribution to the Plan made in connection with his 2010 bonus. For 2011, consists of: (a) an annual bonus for 2011 of $150,000; and (b) a Supplemental Bonus Plan distribution of $41,254, released in March 2011 based on a contribution to the Plan made in connection with his 2009 bonus. For 2010, consists of: (a) an annual bonus for 2010 of $83,750; and (b) a Supplemental Bonus Plan distribution of $45,033, released in March 2010 based on a contribution to the Plan made in connection with his 2008 bonus.

(14)	For 2012, consists of: (a) $2,322 for company-paid group term life insurance; (b) $2,723 for company-paid supplemental disability insurance; (c) $7,500 in company matching contributions under the 401(k) Plan; and (d) an automobile allowance of $7,385. For 2011, consists of: (a) $2,322 in company-paid group term life insurance; (b) $2,723 for company-paid supplemental disability insurance; and (c) $5,792 in company matching contributions under the 401(k) Plan. For 2010, consists of: (a) $1,242 company-paid group term life insurance; (b) $2,723 company-paid supplemental disability insurance; and (c) $4,900 in company matching contributions under the 401(k) Plan.

(15)	Consists of: (a) $12,923 in salary (through January 9, 2012); and (b) $253,000 for post-employment transition services.

(16)	For 2011, consists of: a Supplemental Bonus Plan distribution of $132,013, released in March 2011 based on a contribution to the Plan made in connection with his 2009 bonus. For 2010, consists of: (a) an annual bonus for 2010 of $268,000; and (b) a Supplemental Bonus Plan distribution of $135,099, released in March 2010 based on a contribution to the Plan made in connection with his 2008 bonus.

(17)	For 2012, consists of: (a) $194 in company matching contributions under the 401(k) Plan; (b) $997 for company-paid supplemental disability insurance; (c) $1,163 for company-paid group term life insurance; and (d) $538,462 in severance payments. For each of 2011 and 2010, consists of: (a) $7,350 in company matching contributions under the 401(k) Plan; (b) $3,986 for company-paid supplemental disability insurance; and (c) $2,322 for company-paid group term life insurance.

Background Information Regarding the Summary Compensation Table

General.    The Summary Compensation Table above quantifies the amount or value of the different forms of compensation earned by or awarded to our Named Executive Officers by WebMD and provides a dollar amount for total compensation for each year covered. Descriptions of the material terms of each Named Executive Officer’s employment agreement and related information is provided under “Employment Agreements with Named Executive Officers” below. The agreements provide the general framework and some of the specific terms for the compensation of the Named Executive Officers. With respect to Mr. Gattinella, that section provides a description of the letter agreement entered into in January 2012 following his resignation.

Approval of the Compensation Committee is required prior to WebMD entering into employment agreements with its executive officers or amendments to those agreements. However, many of the decisions relating to compensation for a specific year made by the Compensation Committee are implemented without changes to the general terms of employment set forth in those agreements. For a discussion of the salary, bonus and equity compensation of our Named Executive Officers for 2012 and the decisions made by the Compensation Committee relating to 2012 compensation, see “Compensation Discussion and Analysis” above.

Bonuses.    As described in “Compensation Discussion and Analysis — Annual Bonuses” above, WebMD has paid annual cash bonuses to its executive officers, the amount of which was determined by the Compensation Committee in its discretion. From time to time, WebMD pays additional or special bonuses to provide recognition for specific accomplishments or at the time of a promotion, if determined by the Compensation Committee to be appropriate and in amounts determined by the Compensation Committee in its discretion.

Supplemental Bonus Plan (SBP) contributions are cash amounts contributed by WebMD for specified Named Executive Officers (and certain other WebMD employees) to a trust (the Supplemental Bonus Trust), which distributes such amounts, with actual interest earned, the following year if the employee remains employed through a specified date. For example, amounts contributed in March 2013 (in connection with 2012 bonuses) will be distributed in March 2014. Because those amounts will be forfeitable until March 1, 2014, they would be reflected in future Summary Compensation Tables as compensation in 2014 if the recipient is a Named Executive Officer for that year. In Column (d) of the Summary Compensation Table above:

•	SBP distributions based on March 2011 SBP contributions (approved in connection with 2010 bonuses) are included in amounts for 2012 since they ceased to be forfeitable on March 1, 2012;

•	SBP distributions based on March 2010 SBP contributions (approved in connection with 2009 bonuses) are included in amounts for 2011 since they ceased to be forfeitable on March 1, 2011; and

•	SBP distributions based on March 2009 SBP contributions (approved in connection with 2008 bonuses) are included in amounts for 2010 since they ceased to be forfeitable on March 1, 2010.

The footnotes to the Summary Compensation Table identify the amounts of the SBP distributions for individual Named Executive Officers included in Column (d) for each year. No SBP contributions were made in 2012, so the annual bonuses for 2011 represent all amounts approved with respect to that year and, accordingly, no SBP distributions were made in March 2013. The SBP contributions for Named Executive Officers in March 2013 (approved in connection with the 2012 annual bonus process) represented approximately 80% of the total amount approved by the Compensation Committee in that process, with 20% payable as a cash bonus in March 2013. The Compensation Committee’s decision to provide for 80% of the total amounts approved to be in the form of an SBP contribution represented a significantly larger portion than in past years, in which it had generally been between 30% to 35% of the total amounts approved. For additional information, see “Compensation Discussion and Analysis — Use of Specific Types of Compensation for 2012 — Supplemental Bonus Plan (SBP) Contributions” above.

In considering the annual decisions made by the Compensation Committee regarding bonuses, the amount authorized for a particular year includes the bonus payable for that year plus the amount, if any, of the SBP contribution made at the same time to the Supplemental Bonus Trust (but not the amount released as a result of decisions made in prior years). Accordingly, amounts reported in the Summary Compensation Table for a particular year will not correspond to the amounts authorized by the Compensation Committee for that same year because, under applicable SEC rules, we include SBP distributions but not SBP contributions in Column (d) for that year. For example, Mr. Gattinella received no bonus for 2011. The $132,013 reported with respect to Mr. Gattinella for 2011 in Column (d) is the SBP distribution to him in March 2011 based on an SBP contribution approved by the Compensation Committee in early 2010 in connection with his bonus for 2009.

Stock Options and Restricted Stock.    Under applicable SEC rules, the Summary Compensation Table reflects the full amount of the grant date fair value of option grants and restricted stock grants in the year in which the grant is made and no amount of compensation in any other year, regardless of the vesting schedule of the grant or the time of exercise in the case of options. As a result, the compensation of our executive officers reported in the Summary Compensation Table may vary greatly from year to year, depending on which years grants were made to specific WebMD executive officers and the size of the grants made. WebMD has not, in the past, made equity grants to our executive officers or our other employees on an annual or other pre-determined basis. In addition, grants made to a newly hired executive officer at the time he or she joins WebMD, which may be larger than grants made to existing executive officers with comparable responsibilities in that year, may make it appear that he or she is more highly compensated than those other executive officers and may not be indicative of the compensation that would be reported for such individual in future years if he or she continues to be a Named Executive Officer. The Compensation Committee considers the vesting schedule of grants made under equity compensation plans to be an important term of such grants and believes that it is appropriate, in its consideration of the timing and amount of specific grants it approves, to view the value of such grants to be deemed distributed over the period of vesting, rather than assigned solely to the year of grant.

The amounts reported in the Summary Compensation Table for stock awards and option awards reflect a specific method of valuation of those awards, as more fully described in Note 8 (Stock-Based Compensation) to the Consolidated Financial Statements included in this Annual Report, and do not reflect income or cash received by our Named Executive Officers. The actual amounts, if any, ultimately realized by our Named Executive Officers from equity grants will depend on the price of our Common Stock at the time of vesting of restricted stock or at the time of exercise of vested stock options, as the case may be. In addition, as described below under “—Voluntary Surrender of Certain Option Grants,” the Named Executive Officers employed by WebMD in February 2012 voluntarily surrendered certain outstanding option grants in February 2012. Accordingly, those Named Executive Officers have not and will not realize any income from the surrendered options, even though the grant date fair value of those options is, in accordance with applicable rules, included as compensation in Columns (f) and (h) of the Summary Compensation Table. In addition, even though the grant date fair value of the options and restricted stock granted to Mr. Gattinella in 2011 are included as compensation in Columns (e), (f) and (h), they were unvested at the time Mr. Gattinella resigned and, along with certain other unvested options and restricted stock granted to him, were forfeited as a result of his resignation.

Voluntary Surrender of Certain Option Grants.    On February 23, 2012, each of the Named Executive Officers (other than Mr. Gattinella, who was no longer employed by WebMD) voluntarily surrendered certain grants of non-qualified options to purchase WebMD Common Stock previously made to them. None of the Named Executive Officers received any consideration or promise of consideration in exchange for that surrender of stock options. Upon the surrender of those stock options, the shares underlying those options became available for grants under the 2005 Plan. For a description of the options voluntarily surrendered by our Non-Employee Directors, see “Non-Employee Director Compensation — Option Grants — Voluntary Surrender of January 2011 Grants” in Item 10 above. The surrenders by the Non-Employee Directors and Named Executive Officers of stock options were intended to allow WebMD to use the shares that became available under the 2005 Plan to attract new employees and to motivate and retain current key employees.

Grants of Plan-Based Awards in 2012

Table.    The following table presents information regarding the equity incentive awards granted by WebMD to our Named Executive Officers during 2012. The material terms of each grant are described under “— Additional Information Regarding Awards” below.

(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Approval Date	Grant Date	All Stock Awards: Number of Shares of Stock (#)	All Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
Cavan M. Redmond	5/25/12	5/31/12	—	1,000,000	23.03	8,767,100
	5/25/12	6/15/12	45,000	—	—	945,000
William Pence	11/14/12	11/14/12	—	80,000	13.15	429,244
Steven Zatz, M.D.	11/14/12	11/14/12	—	80,000	13.15	429,244

(1)	The amounts reported in this column have been calculated in accordance with FASB ASC Topic 718 and reflect the fair value of each equity award based on the grant date fair market value of WebMD Common Stock. See Note 8 (Stock- Based Compensation) to the Consolidated Financial Statements included in this Annual Report for an explanation of the methodology and assumptions used in determining the fair value of these awards. The actual amounts, if any, ultimately realized by our Named Executive Officers from these grants depend on the price of our Common Stock at the time of vesting of restricted stock or at the time of exercise of vested stock options, as the case may be.

Additional Information Regarding Awards.    Each option to purchase WebMD Common Stock granted to a Named Executive Officer in 2012 was granted under the 2005 Plan, except the option grant to Mr. Redmond, which was made outside WebMD’s existing shareholder approved equity plans and was approved by the Compensation Committee as an inducement to Mr. Redmond to enter into employment with WebMD, in reliance on NASDAQ Listing Rule 5635(c)(4). All option grants to Named Executive Officers were made with a per-share exercise price equal to the fair market value of a share of WebMD Common Stock on the grant date. For these purposes, and in accordance with the terms of the 2005 Plan and WebMD’s option grant practices, the fair market value is equal to the closing price of a share of WebMD Common Stock on the Nasdaq Global Select Market on the grant date. The vesting schedule for the stock option grant to Mr. Redmond is 25% on each of the first four anniversaries of the date of grant. The vesting schedule for the grants made to Mr. Pence and Dr. Zatz is 50% on each of the first two anniversaries of the date of grant. Once vested, each such stock option will generally remain exercisable until its normal expiration date. Each such stock option granted to our Named Executive Officers in 2012 has a term of 10 years. For information regarding the effect on the vesting and exercisability of these stock options of the death, disability or termination of employment of a Named Executive Officer or a change of control of WebMD, see “Potential Payments and Other Benefits Upon Termination of Employment or a Change of Control” and “Employment Agreements with Named Executive Officers” below. If a Named Executive Officer’s employment were terminated for cause, outstanding stock options (whether vested or unvested) would immediately terminate.

Grants of shares of WebMD Restricted Stock are subject to certain restrictions, including restrictions on transferability. Holders of these shares of WebMD Restricted Stock have voting power with respect to those shares, but do not have the right to receive dividends, if any, that are declared on those shares. The only grant of WebMD Restricted Stock made to a Named Executive Officer in 2012 was the grant to Mr. Redmond in connection with his joining WebMD as Chief Executive Officer, which was made outside WebMD’s existing stockholder approved equity plans and was approved by the Compensation Committee as an inducement to Mr. Redmond to enter into employment with WebMD, in reliance on NASDAQ Listing Rule 5635(c)(4). The vesting schedule for this grant of WebMD Restricted Stock is 25% on each of the first four anniversaries of the date Mr. Redmond joined WebMD, which was May 31, 2012. For additional information regarding the terms of this grant, including information regarding the effect on the vesting and exercisability of these stock options of the death, disability or termination of employment of Mr. Redmond or a change of control of WebMD, see “Employment Agreements with Named Executive Officers — Cavan M. Redmond” and “Potential Payments

and Other Benefits Upon Termination of Employment or a Change of Control” below. If Mr. Redmond’s employment were terminated for cause, unvested shares of WebMD Restricted Stock would be forfeited.

The 2005 Plan is administered by the Compensation Committee of the WebMD Board. The WebMD Compensation Committee has authority to interpret the plan provisions and make all required determinations under the 2005 Plan. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits, and making provision to ensure that any tax withholding obligations incurred in respect of awards are satisfied. Awards granted under the 2005 Plan are generally transferable only to a beneficiary of a plan participant upon his or her death or to certain family members or family trusts. However, the WebMD Compensation Committee may establish procedures for the transfer of awards to other persons or entities, provided that such transfers comply with applicable laws. The grants to Mr. Redmond outside the 2005 Plan are subject to terms consistent with those applicable to grants under the 2005 Plan.

Outstanding Equity Awards at End of 2012

The following table presents information regarding the outstanding equity awards held by each Named Executive Officer as of December 31, 2012, including the vesting dates for the portions of these awards that had not vested as of that date.

(a)	(b)	(c)		(d)	(e)	(f)	(g)		(h)	(i)
	Option Awards(1)						Stock Awards(2)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Grant Date	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)		Stock Award Grant Date	Market Value of Shares of Stock That Have Not Vested ($)(3)
Cavan M. Redmond	—	1,000,000	(4)	23.03	5/31/12	5/31/22	45,000	(5)	6/15/2012	645,300

Anthony Vuolo	17,500	52,500	(4)	29.44	9/25/11	9/25/21	20,625	(4)	9/25/11	295,763
	—	—		—	—	—	10,000	(4)	6/28/10	143,400
	—	—		—	—	—	11,000	(4)	11/03/09	157,740
	98,000	49,000	(6)	23.61	12/10/08	12/10/18	12,250	(6)	12/10/08	175,665
	79,992	—		21.29	12/10/08	12/10/18	—		—	—

William Pence	—	80,000	(7)	13.15	11/14/12	11/14/22	—		—	—
	18,750	56,250	(4)	36.62	7/23/11	7/23/21	9,000	(4)	7/23/11	129,060
	—	—		—	—	—	5,000	(4)	6/28/10	71,700
	37,500	37,500	(6)	23.61	12/10/08	12/10/18	3,125	(6)	12/10/08	44,813

Martin J. Wygod	87,500	262,500	(4)	29.44	9/25/11	9/25/21	—		—	—
	—	—		—	—	—	69,650	(4)	2/11/11	998,781
	—	—		—	—	—	37,500	(4)	6/28/10	537,750
	—	—		—	—	—	27,500	(4)	11/03/09	394,350
	120,000	60,000	(6)	23.61	12/10/08	12/10/18	15,000	(6)	12/10/08	215,100
	106,656	—		19.11	12/01/08	12/01/18	—		—	—
	11,110	—		51.54	7/01/98	7/01/13	—		—	—

Steven Zatz, M.D.	—	80,000	(7)	13.15	11/14/12	11/14/22	—		—	—
	18,750	56,250	(4)	36.62	7/23/11	7/23/21	9,000	(4)	7/23/11	129,060
	—	—		—	—	—	5,000	(4)	6/28/10	71,700
	25,000	25,000	(6)	23.61	12/10/08	12/10/18	6,000	(6)	12/10/08	86,040

(1)

Each grant reported in the table above was granted under, and is subject to, the 2005 Plan, HLTH’s Amended and Restated 2000 Long-Term Incentive Plan, or another plan or agreement that contains substantially similar terms. The option expiration date shown in Column (f) above is the normal expiration date, and the last date that the options may be exercised. For each Named Executive Officer, the unexercisable options shown in Column (c) above are also unvested. Unvested options are generally forfeited if the Named Executive

Officer’s employment terminates, except to the extent otherwise provided in an employment agreement. For information regarding the effect on vesting of options of the death, disability or termination of employment of a Named Executive Officer or a change of control of WebMD, see “Potential Payments and Other Benefits Upon Termination of Employment or a Change of Control” below. The exercisable options shown in Column (b) above, and any unexercisable options shown in Column (c) above that subsequently become exercisable, will generally expire earlier than the normal expiration date if the Named Executive Officer’s employment terminates, except as otherwise specifically provided in the Named Executive Officer’s employment agreement. For a description of the material terms of the Named Executive Officer’s employment agreements, see “Employment Agreements with Named Executive Officers” below. No outstanding equity awards were held by Mr. Gattinella as of December 31, 2012.

(2)	Unvested shares of restricted stock are generally forfeited if the Named Executive Officer’s employment terminates, except to the extent otherwise provided in an employment agreement or award agreement. The stock awards held by our Named Executive Officers are subject to accelerated or continued vesting in connection with a change of control of WebMD and upon certain terminations of employment, as described below in more detail under “Employment Agreements with Named Executive Officers” and “Potential Payments and Other Benefits Upon Termination of Employment or a Change of Control.” Except as otherwise indicated in those sections, unvested stock awards will generally be forfeited if a Named Executive Officer’s employment terminates.

(3)	The market or payout value of stock awards reported in Column (i) is computed by multiplying the number of shares of WebMD Restricted Stock reported in Column (g) by $14.34, the closing market price of WebMD Common Stock on December 31, 2012.

(4)	Vesting schedule: 25% of the original amount granted on each of first, second, third and fourth anniversaries of the date of the grant.

(5)	Vesting schedule: 25% of the original amount granted on each of first, second, third and fourth anniversaries of the date Mr. Redmond joined WebMD, which was May 31, 2012. The grant was approved prior to Mr. Redmond joining WebMD, with the grant date to be the date of filing of a Registration Statement on Form S-8 relating thereto by WebMD, which occurred on June 15, 2012.

(6)	Vesting schedule: 25% of the original amount granted on March 31 of each of 2010, 2011, 2012 and 2013.

(7)	Vesting schedule: 50% of the original amount granted on each of first and second anniversaries of the date of the grant.

Option Exercises and Stock Vested in 2012

The following table presents information regarding the exercise of options to purchase WebMD Common Stock by our Named Executive Officers during 2012, and regarding the vesting during 2012 of WebMD Restricted Stock. Please note that the amounts reported for “Value Realized” in Columns (c) and (e) represent gain over a period of years; we do not consider all such gain to be 2012 compensation and, under applicable SEC rules, none of such gain is included in 2012 compensation in the Summary Compensation Table.

(a)	(b)		(c)	(d)		(e)
	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(2)
Cavan M. Redmond	—		—	—		—
Anthony Vuolo	—		—	35,125		664,879
William Pence	—		—	8,625		184,273
Martin J. Wygod	—		—	111,131		2,137,290
Steven Zatz, M.D.	—		—	11,500		257,815
Wayne T. Gattinella	161,100	(3)	755,466	15,000	(4)	414,450

(1)	The dollar amounts shown in Column (c) above for option awards are determined by multiplying (i) the number of shares for which the option was exercised by (ii) the difference between (1) the per-share closing price of WebMD Common Stock on the date of exercise (or, for any shares sold on the date of exercise, the actual sale price received) and (2) the exercise price of the options.

(2)	The dollar amounts shown in Column (e) above for stock awards are determined by multiplying the number of shares that vested by the per-share closing price of WebMD Common Stock on the vesting date.

(3)	Exercised during the 90-day post-employment exercise period provided under the terms of the applicable option grants.

(4)	Vesting of these shares was accelerated pursuant to the letter agreement entered into with Mr. Gattinella in connection with his resignation from WebMD in January 2012, which is described under “Employment Agreements with Named Executive Officers — Letter Agreement with Wayne T. Gattinella” below.

Potential Payments and Other Benefits Upon Termination of Employment or a Change of Control

Background and Assumptions.    In this section, we provide tables containing estimates of (a) amounts that may become payable to our Named Executive Officers as a result of a termination of employment under specific circumstances or as a result of a change of control and (b) the value of other benefits they may become entitled to receive as a result of such termination or change of control under employment agreements and equity grant agreements. For a general discussion of matters relating to compensation that may become payable by WebMD after termination of employment or a change of control, see “— Compensation Discussion and Analysis — Compensation Following Termination of Employment or a Change of Control” above, and for a detailed description of the applicable provisions of the employment agreements of our Named Executive Officers, see “Employment Agreements with Named Executive Officers” below. Under those agreements, the amount and types of payment and other benefits vary depending on whether the termination is as a result of death or disability, is with or without cause, is a resignation for good reason and/or is in connection with a change of control. In estimating, solely for purposes of the tables below, the amount of any potential payments to Named Executive Officers and the value of other benefits they may become entitled to receive:

•

we have assumed, as prescribed by applicable SEC rules, that the applicable triggering event (i.e., termination of employment or change of control) occurred on December 31, 2012 and, accordingly, we have used

—

a price per share of WebMD Common Stock of $14.34 (the closing price per share on that date), including in calculating the value of Restricted Stock and the amount realizable from exercise of options to purchase WebMD Common Stock,

—	the Executive Officer’s annual salary rate as in effect on that date, and

—	the employment agreement terms in effect, for the respective Named Executive Officers, on December 31, 2012;

•

solely for purposes of this disclosure, when we estimate the amount of the bonus that would have been payable if termination had occurred as of December 31, 2012, which was prior to the time that bonus amounts for 2012 performance were determined, we use

—	for the Named Executive Officers other than Mr. Redmond, the amount of the bonus awarded for 2011 performance (the annual bonus most recently paid prior to December 31, 2012), and

—

for Mr. Redmond, who joined WebMD during 2012, the amount of the sum of his cash bonus and SBP Contribution for 2012 (even though the SBP Contribution would be forfeited if he were not employed by WebMD on March 1, 2014);

•	treated the right to continue to vest in options after termination as if the vesting had accelerated to December 31, 2012; and

•	assumed that the Named Executive Officers have no accrued and unused vacation on December 31, 2012.

For a description of amendments made in March 2013 to the employment agreements between WebMD and each of Mr. Pence and Dr. Zatz, the impact of which are not reflected in the tables below, see “Employment Agreements with Named Executive Officers — William Pence” and “— Steven Zatz, M.D.” below. Since, as of December 31, 2012, Dr. Zatz did not have the right to receive cash severance payments under his employment agreement, we have assumed, solely for purposes of the disclosures below, that the provisions of our Severance Benefit Plan, an ERISA severance plan applicable to all of our employees (the “Severance Plan”) would provide him the right to receive cash severance payments. To be eligible for severance under the Severance Plan, the termination of employment must be part of a reorganization or restructuring, a closure of a facility or operation or a reduction in force. The level of benefits under the Severance Plan is calculated based on years of service and position with WebMD.

If the benefits payable to Mr. Wygod or to Mr. Vuolo in connection with a change of control would be considered an excess parachute payment under Section 280G and subject to the excise tax imposed under Section 4999 of the Code (which we refer to as the Section 280G Excise Tax), WebMD has agreed to make an additional payment to the individual so that the net amount of such payment (after taxes) that he receives is sufficient to pay the Section 280G Excise Tax due. We note that the determination of whether a payment is a “parachute payment” is a facts and circumstances test. For purposes of the tables below, we have calculated the Section 280G Excise Tax (and related gross-up payment, if any) on the basis of IRS regulations and Rev. Proc.

2003-68 and have assumed that the Named Executive Officer’s outstanding equity awards (or portion thereof in the case of Mr. Vuolo) would be accelerated and terminated in exchange for a cash payment upon the change of control. The value of this acceleration (and thus the amount of the additional payment) would be slightly higher if the accelerated awards were assumed by the acquiring company rather than terminated upon the transaction. For purposes other than calculating the Section 280G Excise Tax, we have calculated the value of any option or stock award that may be accelerated in connection with a change of control to be the amount the holder can realize from such award as of December 31, 2012: for options, that is the market price of the shares that would be received upon exercise, less the applicable exercise price; and for restricted stock, that is the market value of the shares that would vest.

Tables.    The tables below set forth estimates (rounded to the nearest $1,000), based on the assumptions described above and in the footnotes to the tables, of the potential payments and the potential value of other benefits applicable to each Named Executive Officer upon the occurrence of specified termination or change of control triggering events on December 31, 2012. The terms used in the tables have the meanings given to them in each Named Executive Officer’s employment agreement, as described below under “Employment Agreements with Named Executive Officers” (without giving effect to the impact of the amendments made in March 2013 to the employment agreements with Mr. Pence and Dr. Zatz). In addition, the amounts set forth in each table reflect the following:

•

In the column entitled “Permanent Disability or Death,” the amounts reflect both provisions contained in certain employment agreements and the fact that WebMD’s equity plans generally provide for acceleration of vesting of awards in the event of a termination of employment as a result of death or disability. Under the 2005 Plan, a “Change of Control” does not result in automatic acceleration of vesting of awards, except for awards held by non-employee directors.

•

Under their employment agreements, Messrs. Vuolo and Wygod are eligible to continue to participate in our health and welfare plans (or comparable plans) for a specified period. In the row entitled “Health and Welfare Benefits Continuation,” the amounts are based upon the current average cost to our company of these benefits per employee (with an estimate for individual coverage after expiration of the applicable COBRA period) and are net of amounts that the executives would continue to be responsible for. For Mr. Redmond, we include amounts that would be reimbursed by WebMD, pursuant to his employment agreement, for COBRA premiums for 18 months following termination if he and his dependents were covered under the applicable WebMD plans at the time of termination, even though they are not currently plan participants. Similarly, we have included amounts that would be reimbursed to Mr. Pence for 12 months following termination, even though he and his eligible dependents are not currently plan participants. In addition, we have not made any reduction in the applicable amounts included in the tables below to reflect the fact that the obligation to continue benefits or reimbursement ceases in the event the executive becomes eligible for comparable coverage with a subsequent employer.

Cavan M. Redmond, Chief Executive Officer

Executive Benefits and Payments	Voluntary Termination for “Good Reason”	Voluntary Termination in Connection with a “Change of Control”(1)	Other Voluntary Termination	Permanent Disability or Death	Involuntary Termination for “Cause”	Involuntary Termination without “Cause”	Termination of Employment without “Cause” or for “Good Reason” Following a “Change of Control”
Cash Severance(2)	1,681,000	1,681,000	-0-	1,681,000	-0-	1,681,000	1,681,000
Stock Options	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Restricted Stock	323,000	645,000	-0-	645,000	-0-	323,000	645,000
Health and Welfare Benefits Continuation	30,000	30,000	-0-	30,000	-0-	30,000	30,000
280G Tax Gross-Up	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	2,034,000	2,356,000	-0-	2,356,000	-0-	2,034,000	2,356,000

(1)	Mr. Redmond may resign from his employment after the first anniversary of a Change of Control of WebMD and receive the same benefits, under his employment agreement, as if he resigned for Good Reason following a Change of Control (including continuation of vesting and exercisability of options and acceleration of vesting of restricted stock). He may not unilaterally resign without Good Reason prior to such date and receive these benefits. However, for purposes of calculating the amounts included in the column entitled “Voluntary Termination in Connection with a Change of Control,” we have treated such resignation as occurring on December 31, 2012 and have assumed that the requirement for the applicable transition period has been met.

(2)	The amounts in this row, other than the columns that are zero, include two years of salary, plus an annual bonus for 2012 that, solely for purposes of the disclosure in this table, we have calculated based on the amount of the sum of his cash bonus and SBP Contribution for 2012 (even though the SBP Contribution would be forfeited if he were not employed by WebMD on March 1, 2014).

Anthony Vuolo, Executive Vice President and Chief Financial Officer

Executive Benefits and Payments	Voluntary Termination for “Good Reason”	Voluntary Termination in Connection with a “Change of Control”(1)	Other Voluntary Termination	Permanent Disability or Death	Involuntary Termination for “Cause”	Involuntary Termination without “Cause”	Termination of Employment without “Cause” or for “Good Reason” Following a “Change of Control”
Cash Severance(2)	1,863,000	1,863,000	-0-	1,863,000	-0-	1,863,000	1,863,000
Stock Options	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Restricted Stock	-0-	674,000	-0-	773,000	-0-	-0-	674,000
Health and Welfare Benefits Continuation	123,000	123,000	-0-	123,000	-0-	123,000	123,000
280G Tax Gross-Up	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	1,986,000	2,660,000	-0-	2,759,000	-0-	1,986,000	2,660,000

(1)	Mr. Vuolo may resign from his employment after six months following a Change of Control of WebMD and receive the same benefits, under his employment agreement, as if he resigned for Good Reason following a Change of Control (other than with respect to outstanding equity awards). He may not unilaterally resign without Good Reason prior to such date and receive these benefits. Continuation of vesting and exercisability of options and acceleration of vesting of restricted stock following a Change of Control are also subject to requirements that Mr. Vuolo remain employed for specified periods following the Change of Control, unless he is terminated without Cause or resigns for Good Reason. See “Employment Agreements with Named Executive Officers — Anthony Vuolo” for the terms applicable to specific grants. However, for purposes of calculating the amounts included in the column entitled “Voluntary Termination in Connection with a Change of Control,” we have treated such resignation as occurring on December 31, 2012 and have assumed that the requirement for the applicable transition period has been met.

(2)	The amounts in this row, other than the columns that are zero, include 18 months of salary and annual bonuses, plus an assumed annual bonus for 2012, which is equal to the actual annual bonus for 2011 paid in March 2012 (the annual bonus most recently paid prior to December 31, 2012).

William Pence, Executive Vice President, Chief Operating Officer and Chief Technology Officer

Executive Benefits and Payments	Voluntary Termination for “Good Reason”		Voluntary Termination in Connection with a “Change of Control”	Other Voluntary Termination	Permanent Disability or Death	Involuntary Termination for “Cause”	Involuntary Termination without “Cause”		Termination of Employment without “Cause” or for “Good Reason” Following a “Change of Control”
Cash Severance	575,000	(1)	-0-	-0-	-0-	-0-	575,000	(1)	575,000	(1)
Stock Options	-0-		-0-	-0-	95,000	-0-	-0-		48,000
Restricted Stock	-0-		-0-	-0-	246,000	-0-	-0-		-0-
Health and Welfare Benefits Continuation	19,000		-0-	-0-	-0-	-0-	19,000		19,000
280G Tax Gross-Up	-0-		-0-	-0-	-0-	-0-	-0-		-0-
Other	-0-		-0-	-0-	-0-	-0-	-0-		-0-
TOTAL	594,000		-0-	-0-	341,000	-0-	594,000		642,000

(1)	Includes one year of base salary and an assumed annual bonus for 2012 equal to the actual annual bonus for 2011 paid to Mr. Pence in March 2012 (the annual bonus most recently paid prior to December 31, 2012).

Martin J. Wygod, Chairman of the Board

Executive Benefits and Payments(1)	Voluntary Termination for “Good Reason”	Voluntary Termination in Connection with a “Change of Control”	Other Voluntary Termination	Permanent Disability or Death	Involuntary Termination for “Cause”	Involuntary Termination without “Cause”	Termination of Employment without “Cause” or for “Good Reason” Following a “Change of Control”
Cash Severance(2)	5,725,000	5,725,000	5,725,000	5,725,000	-0-	5,725,000	5,725,000
Stock Options	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Restricted Stock	2,146,000	2,146,000	-0-	2,146,000	-0-	2,146,000	2,146,000
Health and Welfare Benefits Continuation	95,000	95,000	95,000	95,000	-0-	95,000	95,000
280G Tax Gross-Up(3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	7,966,000	7,966,000	5,820,000	7,966,000	-0-	7,966,000	7,966,000

(1)	As more fully described under “Employment Agreements with Named Executive Officers — Martin J. Wygod” below, in connection with the Merger, Mr. Wygod agreed to remain Executive Chairman notwithstanding the terms of his employment agreement. Accordingly, his agreement was amended to provide that he may resign with or without Good Reason and receive his cash severance.

(2)	Such cash severance represents salary and bonus for three years, with (a) the annual salary amount being $975,000, the salary in effect immediately prior to the Merger and (b) the annual bonus amount being $933,333, determined by averaging the bonus amounts received by Mr. Wygod for the three years prior to the Merger.

(3)	We have assumed, solely for purposes of preparing this table, that the salary continuation portion of the severance is the only portion of the benefits that constitutes “reasonable compensation” for the restrictive covenants to which the executive is bound following the termination of employment. Accordingly, we have not treated the salary continuation portion as a parachute payment for purposes of Section 280G. Such assumption may change at the time of an actual change of control.

Steven Zatz, M.D., Executive Vice President, Professional Services

Executive Benefits and Payments	Voluntary Termination for “Good Reason”	Voluntary Termination in Connection with a “Change of Control”	Other Voluntary Termination	Permanent Disability or Death	Involuntary Termination for “Cause”	Involuntary Termination without “Cause”		Termination of Employment without “Cause” or for “Good Reason” Following a “Change of Control”
Cash Severance	-0-	-0-	-0-	-0-	-0-	237,000	(1)	575,000
Stock Options	-0-	-0-	-0-	95,000	-0-	-0-		48,000
Restricted Stock	-0-	-0-	-0-	287,000	-0-	-0-		-0-
Health and Welfare Benefits Continuation	-0-	-0-	-0-	-0-	-0-	2,000	(2)	19,000
280G Tax Gross-Up	-0-	-0-	-0-	-0-	-0-	-0-		-0-
Other	-0-	-0-	-0-	-0-	-0-	15,000	(3)	-0-
TOTAL	-0-	-0-	-0-	382,000	-0-	254,000		642,000

(1)	Represents 29 weeks of base salary under the Severance Plan. If Dr. Zatz’s employment had been terminated by us as of December 31, 2012, he may have been eligible for severance under our Severance Plan if the reason for his termination was covered under the Severance Plan (see “— Background and Assumptions” above). We have assumed, solely for purposes of preparing this table, that the reason for termination satisfies the requirements of the Severance Plan.

(2)	Represents one month COBRA payment under the Severance Plan.

(3)	Represents the cost of outplacement assistance under the Severance Plan.

Employment Agreements with Named Executive Officers

The following are summaries of the employment agreements with our Named Executive Officers. The agreements provide the general framework and some of the specific terms for the compensation of the Named Executive Officers. Approval of the Compensation Committee is required prior to WebMD entering into employment agreements with its executive officers or any amendments to those agreements. However, many of the decisions relating to the compensation of our Named Executive Officers for a specific year made by the Compensation Committee are implemented without changes to the general terms of employment set forth in those agreements. With respect to 2012, those decisions and their implementation are discussed earlier in this “Executive Compensation” section.

Some of the employment agreement summaries below refer to the definition of “Change of Control” used in the 2005 Plan. That definition is described above in Item 10 of this Annual Report under the heading “Non-Employee Director Compensation — Option Grants.”

Cavan M. Redmond

On May 31, 2012, Cavan M. Redmond became Chief Executive Officer of WebMD and joined our Board of Directors. Mr. Redmond has entered into an Employment Agreement with WebMD, dated May 29, 2012. The following is a description of the Employment Agreement:

•

Mr. Redmond’s annual base salary is $650,000. The target annual bonus that he is eligible to receive is 100% of his base salary, with the actual amount to be determined by the Compensation Committee of our Board in its discretion. Mr. Redmond’s bonus target was subject, in 2012, to pro-ration since he joined WebMD on May 31, 2012. In February 2013, the Compensation Committee approved a 2012 annual bonus of $76,200 for Mr. Redmond, which was paid to him in March 2013. See “Compensation Discussion and Analysis — Use of Specific Types of Compensation for 2012 — Annual Bonuses” above. In addition, the Compensation Committee approved a 2012 SBP Contribution of $304,800 for Mr. Redmond. See “Compensation Discussion and Analysis — Use of Specific Types of Compensation for 2012 — Supplemental Bonus Plan (SBP) Contributions” above.

•

Mr. Redmond received a sign-on bonus of $930,000 in June 2012. The sign-on bonus is subject to repayment in full if, during the first year of his employment with WebMD, Mr. Redmond terminates his employment without Good Reason (as described below) or if there is a termination for Cause (as described below), unless a Change of Control (as described below) has occurred within one year prior to such termination. During the second year of employment, 50% of the sign-on bonus would be subject to repayment in such events.

•

Mr. Redmond: (a) received, on May 31, 2012 (the “Commencement Date”), a grant (the “Redmond Option Grant”) of non-qualified options to purchase 1,000,000 shares of WebMD Common Stock at an exercise price of $23.03 per share, the closing price of WebMD Common Stock on the date of grant; and (b) received, on June 15, 2012 (at the time of the filing of a Registration Statement on Form S-8 relating thereto), a grant (the “Redmond Restricted Stock Grant”) of 45,000 shares of restricted WebMD Common Stock. The vesting schedule for these grants is 25% per year, on the first four anniversaries of the Commencement Date. These grants were made outside of WebMD’s existing equity compensation plans in reliance upon Nasdaq Rule 5635(c)(4).

•	In the event of the termination of Mr. Redmond’s employment by WebMD without Cause, by Mr. Redmond for Good Reason or as a result of his death or disability, he (or his estate) would be entitled to:

—	a continuation of his base salary in effect at the time of termination for two years;

—

if the termination date is on or after December 31 of any year but prior to payment of bonuses for such prior year, any annual bonus for such prior year (at such time and in such manner as WebMD pays other senior executive officers’ bonuses for such year); and

—	reimbursement of COBRA premiums until the earlier of 18 months following his termination and the date upon which he receives comparable coverage under another plan.

•	Following a termination of Mr. Redmond’s employment by WebMD without Cause or by Mr. Redmond for Good Reason:

—

the Redmond Option Grant, to the extent unvested, would remain outstanding and continue to vest through the second vesting date following such termination and the post-termination exercise period would be 90 days after the second vesting date; and

—	the portion of the Redmond Restricted Stock Grant that would have vested on the next two vesting dates would vest on the date of termination;

provided, however, that if the termination by WebMD without Cause or by Mr. Redmond for Good Reason occurs after a Change of Control, then the Redmond Option Grant and the Redmond Restricted Stock Grant would become fully vested on the date of termination and the 90-day post-termination exercise period for the Redmond Option Grant would commence on such date. If Mr. Redmond resigns for any reason after the first anniversary of the occurrence of a Change of Control, he will receive the same severance and other benefits to which he would be entitled upon termination for Good Reason following a Change of Control.

•	Following a termination of Mr. Redmond’s employment as a result of disability or death:

—

the Redmond Option Grant, to the extent unvested, would become fully vested as of the date of termination and Mr. Redmond or his estate would have a period of one year from the date of termination to exercise the vested options; and

—	the Redmond Restricted Stock Grant would become fully vested as of the date of termination.

If Mr. Redmond’s employment is terminated (a) by WebMD for Cause or (b) by him without Good Reason prior to the first anniversary of a Change of Control: he would not be entitled to any further compensation or benefits; and he would not be entitled to any additional vesting with respect to the Redmond Option Grant or the Redmond Restricted Stock Grant following the date of termination.

•	Mr. Redmond’s employment agreement does not provide for any gross-up for excise taxes that Mr. Redmond may incur by reason of any excess parachute payment under Section 280G.

•	For purposes of the Employment Agreement:

—	“Change of Control” has the same definition used in the 2005 Plan;

—

“Cause” includes (i) willful failure, after 30 days written notice, to perform duties, (ii) material failure, after 30 days written notice, to follow lawful instructions of WebMD’s Board, (iii) willful misconduct or violence or threat of violence that would harm WebMD or willful misconduct relating to Mr. Redmond’s business affairs, which reflects negatively on WebMD or impairs or impedes its operations or reputation, (iv) a breach of a material WebMD policy, the Employment Agreement or the Trade Secret and Proprietary Information Agreement (as described below) that remains unremedied after 30 days written notice, or (v) conviction of a felony or other crime in respect of a dishonest or fraudulent act or of moral turpitude; and

—

“Good Reason” means Mr. Redmond’s resignation of employment within 180 days after he learns of the occurrence of any of the following: (i) a substantial diminution in responsibilities or authority; (ii) any reduction in the rate of base salary or bonus opportunity, other than in connection with an across the board reduction of the base salaries and bonus opportunities of the senior executives of WebMD of not more than 10 percent; (iii) any requirement that he report to any person or entity other than WebMD’s Board of Directors; or (iv) any material breach by WebMD of any material written agreement with WebMD relating to his employment (including without limitation any equity award agreements); provided, however, that he has provided written notice to WebMD that such event has occurred and (A) it is not cured within 30 days of such notice and (B) he terminates his employment within 90 days after the failure of WebMD to cure. Notwithstanding the foregoing, if a Change of Control has occurred, a diminution in Mr. Redmond’s responsibilities from those prior to the Change of Control so as to facilitate a transition or integration with the successor company shall not be an event that constitutes Good Reason during the one-year period following the closing of the Change of Control so long as such responsibilities are no less than those commensurate with a senior executive role at WebMD.

Mr. Redmond is also a party to a related Trade Secret and Proprietary Information Agreement that contains confidentiality obligations that survive indefinitely. The agreement also includes non-solicitation and non-competition provisions that end on the second anniversary of the date his employment ceases. Post-employment payments and benefits that may become due to Mr. Redmond would be subject to his continued compliance with these covenants.

Anthony Vuolo

Anthony Vuolo, who currently serves as Executive Vice President and Chief Financial Officer of WebMD, was a party to an employment agreement with HLTH. Mr. Vuolo’s employment agreement was amended and restated, effective as of the date of WebMD’s initial public offering, and assumed by WebMD. The agreement was further amended as of December 10, 2008, February 19, 2009, June 28, 2010 and September 25, 2011. The following is a description of the agreement, as amended:

•

Under his employment agreement, Mr. Vuolo’s annual base salary is $450,000 and he is eligible for an annual bonus, the target of which is 100% of his base salary, with the actual amount to be determined by the Compensation Committee of our Board in its discretion. In February 2013, the Compensation Committee approved a 2012 annual bonus of $90,000 for Mr. Vuolo, which was paid to him in March 2013. See “Compensation Discussion and Analysis — Use of Specific Types of Compensation for 2012 — Annual Bonuses” above. In addition, the Compensation Committee approved a 2012 SBP Contribution of $360,000 for Mr. Vuolo. See “Compensation Discussion and Analysis — Use of Specific Types of Compensation for 2012 — Supplemental Bonus Plan (SBP) Contributions” above. The Compensation Committee also approved an additional bonus of $250,000 paid in cash in March 2013 to Mr. Vuolo in recognition of his service as Interim Chief Executive Officer of WebMD during the first half of 2012, while he also continued to serve as Chief Financial Officer.

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

•

if, after the first anniversary of the occurrence of a Change of Control (as described below), he resigns for any reason or is terminated without Cause (as described below), (a) the options granted to him will continue to vest and remain outstanding, as if he remained in the employ of WebMD, for a period of two years from the date of termination (but in no event longer than the expiration of the original term of such options) and (b) vesting of the restricted stock that would have occurred within two years from the date of termination will accelerate to the date of termination; and

•

if his employment is terminated by WebMD without Cause or by him for Good Reason (as described below, except that following a Change of Control, “Good Reason” shall not include changes in his duties, titles or responsibilities that are solely attributable to the Change in Control) before the first anniversary following a Change of Control, (a) the options granted to him will continue to vest and remain outstanding, as if he remained in the employ of WebMD, for a period of three years from the date of the Change of Control (but in no event longer than the expiration of the original term of such options) and (b) vesting of the restricted stock that would have occurred within three years from the date of the Change of Control will accelerate to the date of termination.

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

William Pence

William Pence, who currently serves as Executive Vice President, Chief Operating Officer and Chief Technology Officer, is party to an amended and restated employment agreement with WebMD effective May 16, 2012, when he became our Chief Operating Officer, which agreement has been further amended effective

November 14, 2012 and March 5, 2013 (as used in the summary below, the “March 2013 Amendment”). The following is a description of Mr. Pence’s amended and restated employment agreement, as further amended:

•	Effective in March 2012, Mr. Pence’s annual base salary was increased from $375,000 to $425,000, its current annual amount.

•

For 2012, Mr. Pence was eligible for an annual bonus, the target of which was 65% of his base salary, with the actual amount to be determined by the Compensation Committee of our Board in its discretion. In February 2013, the Compensation Committee approved a 2012 annual bonus of $55,250 for Mr. Pence, which was paid to him in March 2013. See “Compensation Discussion and Analysis — Use of Specific Types of Compensation for 2012 — Annual Bonuses” above. In addition, the Compensation Committee approved a 2012 SBP Contribution of $221,000 for Mr. Pence. See “Compensation Discussion and Analysis — Use of Specific Types of Compensation for 2012 — Supplemental Bonus Plan (SBP) Contributions” above. For a description of the bonus process applicable to Mr. Pence for 2013 under the March 2013 Amendment, see “Compensation Discussion and Analysis — Changes to Bonus Process for Certain Individuals for 2013” above. For fiscal year 2014 and thereafter, Mr. Pence’s target bonus is 65% of his base salary, with the actual amount determined by the Compensation Committee in its discretion.

•

In connection with the March 2013 Amendment, Mr. Pence received grants, effective March 1, 2013, of a total of 20,000 shares of WebMD Restricted Stock under the 2005 Plan, with such grants being scheduled to vest in full on March 1, 2016 (the third anniversary of the date of grant); provided, however, that vesting of one 10,000 share grant may occur on March 15, 2014 if certain company-wide financial targets are fully achieved and vesting of the other 10,000 share grant may occur at that time if certain individual goals are fully achieved. For a discussion of these targets and goals, see “Compensation Discussion and Analysis — Changes to Bonus Process for Certain Individuals for 2013” above. For information regarding prior grants of equity compensation to Mr. Pence, see the “Executive Compensation Tables” above.

•	In the event of the termination of Mr. Pence’s employment by WebMD without Cause or by him for Good Reason, he would be entitled:

—	to continue to receive his base salary for one year from the date of termination;

—	to receive certain amounts in respect of COBRA premiums until the earlier of one year following his termination and the date upon which he receives comparable coverage under another plan; and

—

for fiscal year 2014 and later years, if the date of termination is on or after July 1 and before bonuses for that year are paid, to receive the bonus he would have received for that year, payable at the time bonuses for that year are paid to other executives.

If the termination by WebMD without Cause or by him for Good Reason follows a Change of Control of WebMD, he would also be entitled to the following:

—

if the termination of employment occurs prior to payment of bonuses for 2013, a bonus payment for 2013 equal to the greater of $300,000 and the portion of such bonus achieved through the date of termination;

—	the unvested portion, if any, of the restricted stock granted to him on March 1, 2013 would vest on the termination date; and

—

if the termination of employment occurs within 12 months following the Change of Control, any unvested options to purchase shares of WebMD Common Stock (including those that may be granted in the future) will remain outstanding and continue to vest through the first anniversary of the termination date.

•	For purposes of the employment agreement:

—	“Change of Control” has the same definition used in the 2005 Plan.

—	“Cause” includes (i) continued willful failure to perform duties after 30 days written notice, (ii) willful misconduct or violence or threat of violence that would harm WebMD, (iii) a breach of a

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

Mr. Pence is also a party to a related Trade Secret and Proprietary Information Agreement that contains confidentiality obligations that survive indefinitely. The agreement also includes non-solicitation and non-competition provisions that end on the first anniversary of the date his employment ceases. The post-employment payments and benefits due to Mr. Pence are subject to his continued compliance with these covenants.

Martin J. Wygod

Mr. Wygod was party to an employment agreement with HLTH dated as of August 3, 2005, as amended on each of February 1, 2006, December 1, 2008 (the “2008 Amendment”), December 29, 2008 and July 9, 2009 (the “2009 Amendment”). WebMD assumed the employment agreement upon the closing of the Merger in October 2009 and it has been further amended, since then, on September 21, 2011 and September 25, 2011. The following is a description of the employment agreement, as amended:

•

On September 20, 2011, the Compensation Committee approved an increase in the annual salary of Martin J. Wygod, Chairman of the Board of WebMD, from $120,000 to $490,000, its current amount. The Compensation Committee approved the increase in light of Mr. Wygod’s increased involvement in operational management and related activities.

•

The amount of any bonus payable to Mr. Wygod is in the discretion of the WebMD Compensation Committee. In February 2013, the Compensation Committee approved a 2012 annual bonus of $98,000 for Mr. Wygod, which was paid to him in March 2013. See “Compensation Discussion and Analysis — Use of Specific Types of Compensation for 2012 — Annual Bonuses” above. In addition, the Compensation Committee approved a 2012 SBP Contribution of $392,000 for Mr. Wygod. See “Compensation Discussion and Analysis — Use of Specific Types of Compensation for 2012 — Supplemental Bonus Plan (SBP) Contributions” above. For information regarding Mr. Wygod’s equity compensation, see “Executive Compensation Tables” above.

•

The 2008 Amendment extended the employment period, under the employment agreement, through December 31, 2012 and thereafter on a month-to-month basis. A non-renewal by WebMD would be treated as a termination without “Cause” (as that term is described below) and have the consequences described below. Pursuant to the 2008 Amendment, upon the closing of the Merger, (i) Mr. Wygod’s employment would have terminated, (ii) Mr. Wygod would have become a non-executive Chairman of the Board of WebMD and (iii) Mr. Wygod would have been entitled to receive the cash severance and benefits provided in the employment agreement (described below). However, HLTH, WebMD and Mr. Wygod agreed, in the 2009 Amendment, that Mr. Wygod would continue to serve as executive Chairman of the Board of WebMD following the Merger and that, upon the consummation of the Merger, Mr. Wygod’s salary would be reduced from $975,000 to $120,000. The 2009 Amendment also provided that Mr. Wygod would continue to have the right, if his employment were to terminate for any reason, to receive the severance he would have received under the 2008 Amendment had he become a non-employee Chairman of the Board of WebMD upon the closing of the Merger, as had originally been contemplated. Accordingly, upon any such termination, Mr. Wygod would be entitled to the following severance benefits:

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

—

a bonus payment in the amount of $933,333.34 (the average of the three annual bonuses prior to the closing date of the Merger) for each of the three calendar years following the date of termination (for an aggregate of $2.8 million), with the payments to be made at such time as bonuses are paid to executive officers generally for each such year; and

—

continued participation in WebMD’s health, dental, vision and life insurance plans in which he participates on the date of termination (or reasonably equivalent plans) for three years from the date of termination (or, if earlier, until eligible for comparable coverage with a subsequent employer).

•

In addition, if his employment is terminated by WebMD without Cause, by Mr. Wygod for Good Reason or as a result of death or disability, the vesting of all of his options and restricted stock would accelerate and his options would remain outstanding for three years (but in no event longer than the expiration of the original term). In the event of a Change in Control, Mr. Wygod’s equity would fully vest and, if his employment terminates after that, his options would remain outstanding through the expiration of the original term. In addition, all cash amounts payable to Mr. Wygod in connection with his termination on or following a Change in Control are required to be placed in a rabbi trust.

•

For purposes of the employment agreement: (a) “Cause” includes a final court adjudication that Mr. Wygod (i) committed fraud or a felony directed against WebMD or an affiliate relating to his employment, or (ii) materially breached any of the material terms of the employment agreement; and (b) the definition of “Good Reason” includes the following conditions or events: (i) a material reduction in title or responsibility that remains in effect for 30 days after written notice, (ii) a final court adjudication that WebMD materially breached any material provisions of the employment agreement, (iii) failure to serve on WebMD’s Board or Executive Committee of WebMD’s Board, or (iv) the occurrence of a Change in Control (as defined in the HLTH 2000 Plan, which definition is substantially the same as the definition in the 2005 Plan) of WebMD.

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

Steven Zatz, M.D.

We are party to an employment agreement with Steven Zatz, M.D., who serves as our Executive Vice President — Professional Services, which was entered into on July 14, 2005 and amended on December 14, 2008, July 23, 2011, November 14, 2012 and March 5, 2013 (as used in the summary below, the “March 2013 Amendment”). The following is a description of Dr. Zatz’s employment agreement with us, as amended:

•	Effective in March 2012, Dr. Zatz’s annual base salary was increased from $375,000 to $425,000, its current annual amount.

•

For 2012, Dr. Zatz was eligible for an annual bonus, the target of which was 65% of his base salary, with the actual amount to be determined by the Compensation Committee of our Board in its discretion. In February 2013, the Compensation Committee approved a 2012 annual bonus of $55,250 for Dr. Zatz, which was paid to him in March 2013. See “Compensation Discussion and Analysis — Use of Specific Types of Compensation — Annual Bonuses” above. In addition, the Compensation Committee approved a 2012 SBP Contribution of $221,000 for Dr. Zatz. See “Compensation Discussion and Analysis — Use

of Specific Types of Compensation — Supplemental Bonus Plan (SBP) Contributions” above. For a description of the bonus process applicable to Dr. Zatz for 2013 under the March 2013 Amendment, see “Compensation Discussion and Analysis — Changes to Bonus Process for Certain Individuals for 2013” above. For fiscal year 2014 and thereafter, Dr. Zatz’s target bonus is 65% of his base salary, with the actual amount determined by the Compensation Committee in its discretion.

•

In connection with the March 2013 Amendment, Dr. Zatz received grants, effective March 1, 2013, of a total of 20,000 shares of WebMD Restricted Stock under the 2005 Plan, with such grants being scheduled to vest in full on March 1, 2016 (the third anniversary of the date of grant); provided, however, that vesting of one 10,000 share grant may occur on March 15, 2014 if certain company-wide financial targets are fully achieved and vesting of the other 10,000 share grant may occur at that time if certain individual goals are fully achieved. For a discussion of these targets and goals, see “Compensation Discussion and Analysis — Changes to Bonus Process for Certain Individuals for 2013” above. For information regarding prior grants of equity compensation to Dr. Zatz, see the “Executive Compensation Tables” above.

•	In the event of the termination of Dr. Zatz’s employment by WebMD without Cause or by him for Good Reason, he would be entitled:

—	to continue to receive his base salary for one year from the date of termination;

—	to receive certain amounts in respect of COBRA premiums until the earlier of one year following his termination and the date upon which he receives comparable coverage under another plan; and

—

for fiscal year 2014 and later years, if the date of termination is on or after July 1 and before bonuses for that year are paid, to receive the bonus he would have received for that year, payable at the time bonuses for that year are paid to other executives.

If the termination by WebMD without Cause or by him for Good Reason follows a Change of Control of WebMD, he would also be entitled to the following:

—

if the termination of employment occurs prior to payment of bonuses for 2013, a bonus payment for 2013 equal to the greater of $300,000 and the portion of such bonus achieved through the date of termination; and

—	the unvested portion, if any, of the restricted stock granted to him on March 1, 2013 would vest on the termination date; and

—

if the termination of employment occurs within 12 months following the Change of Control, any unvested options to purchase shares of WebMD Common Stock granted to him prior to the date of the March 2013 Amendment will remain outstanding and continue to vest through the first anniversary of the termination date.

•	The definitions of “Change of Control,” “Cause” and “Good Reason” are identical to those contained in Mr. Pence’s agreement described above.

Dr. Zatz is also a party to a related Trade Secret and Proprietary Information Agreement that contains confidentiality obligations that survive indefinitely. The agreement also includes non-solicitation and non-competition provisions that end on the first anniversary of the date his employment ceases. The post-employment payments and benefits due to Dr. Zatz are subject to his continued compliance with these covenants.

Letter Agreement with Wayne T. Gattinella

Wayne T. Gattinella resigned on January 9, 2012 as Chief Executive Officer and President of WebMD and as a member of WebMD’s Board of Directors. On January 19, 2012, WebMD and Mr. Gattinella entered into a letter agreement, pursuant to which:

•

subject to his continued compliance with applicable restrictive covenants, including the non-competition covenants described below and covenants relating to confidentiality, intellectual property, trade secrets, non-solicitation of customers and employees and other matters, Mr. Gattinella was entitled to receive:

—	his base salary of $560,000 for one year, payable in accordance with WebMD’s normal payroll practices during that period;

—	two payments of $126,500 (on February 1, 2012 and March 1, 2012) for transition services provided to WebMD by Mr. Gattinella;

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

The total value of the consideration that Mr. Gattinella received under the letter agreement was $1,416,500, which consists of: (a) the $813,000 in cash consideration described above; (b) $414,450 in WebMD Restricted Stock vesting as a result of the agreement; and (c) $189,000 in value of options vesting as a result of the agreement, valued based on the difference between (1) $26.76 (the per-share closing price of WebMD Common Stock on January 19, 2012) and (2) the exercise price of the options. For information regarding post-termination exercises of options by Mr. Gattinella, see “Executive Compensation Tables — Option Exercises and Stock Vested in 2012” above.

Director Compensation

Non-Employee Directors.    For information regarding the compensation of our Non-Employee Directors, please see Item 10 above under the heading “Non-Employee Director Compensation,” which is hereby incorporated by reference in this Item 11. Employees of WebMD who serve on our Board of Directors do not receive additional compensation for Board service.

Kevin M. Cameron.    Kevin M. Cameron, who formerly served as Chief Executive Officer of HLTH and as a member of its Board of Directors, became a member of the Board of Directors of WebMD upon completion of the Merger. In November 2009, Mr. Cameron returned from medical leave to active employment with WebMD on a part-time basis as a Special Advisor to the Chairman. His annual salary rate is $100,000 per year. The amount of any bonus payable to Mr. Cameron is in the discretion of the WebMD Compensation Committee. In February 2013, the Compensation Committee approved a 2012 annual bonus of $55,000 for Mr. Cameron, which was paid to him in March 2013. In addition, the Compensation Committee approved a 2012 SBP Contribution of $165,000 for Mr. Cameron.

At the time that Mr. Cameron returned from medical leave, he received a grant of 110,000 shares of WebMD Restricted Stock, the remaining 36,667 shares of which are scheduled to vest in November 2013. The amount of shares granted, and the terms of the grant, were determined by the Compensation Committee in its discretion. Pursuant to the terms of the 2005 Plan, the vesting of the WebMD Restricted Stock will be accelerated, in the event of termination of Mr. Cameron’s employment as a result of death or permanent disability, to the date of such termination. Vesting of the WebMD Restricted Stock will also be accelerated, in the event of a Change of Control (as defined in the 2005 Plan) of WebMD, to the date of such Change of Control. In addition, if Mr. Cameron’s employment is terminated by WebMD without cause, the next vesting will be accelerated to the date of termination.

Upon the completion of the Merger, Mr. Cameron was entitled to resign for good reason under his employment agreement and receive certain severance benefits. WebMD and Mr. Cameron entered into an agreement, in connection with Mr. Cameron’s resuming active employment, that allows Mr. Cameron to receive the same benefits if he resigns at a later date as he would have been entitled to if he had resigned immediately following the Merger, which include:

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

•

Continued participation for three years, on the same terms and conditions that would have applied had he remained employed by WebMD during such period, in all health, medical, dental, life and disability plans provided to him at the time of such termination and which are provided to employees generally following the date of termination (or comparable plans).

As of April 15, 2013, Mr. Cameron held: (a) non-qualified options (originally granted by HLTH prior to the Merger) to purchase 773,216 shares of WebMD Common Stock with a weighted average exercise price of $21.94 per share (all of which are vested); and (b) the following, which were granted under the 2005 Plan (i) non-qualified options to purchase 20,500 shares of WebMD Common Stock at an exercise price of $17.50, which are fully vested, (ii) 36,667 shares of WebMD Restricted Stock granted by WebMD on November 3, 2009, which are scheduled to vest on November 3, 2013, (iii) 5,000 shares of WebMD Restricted Stock granted on June 28, 2010, with remaining vestings of 2,500 shares on the next two anniversaries of the date of grant, (iv) non-qualified options to purchase 60,000 shares of WebMD Common Stock granted on September 25, 2011 with an exercise price of $29.44, 25% of which vested on the first anniversary of the date of grant and 25% of which vest on each of the next three anniversaries of the date of grant; and 16,875 shares of WebMD Restricted Stock granted on September 25, 2011, with remaining vestings of 5,625 on each of the next three anniversaries of the date of grant. On February 23, 2012, Mr. Cameron voluntarily surrendered non-qualified options to purchase 65,000 shares of WebMD Common Stock with an exercise price of $46.81 that had been granted to him on June 28, 2010. For additional information, see “Voluntary Surrender of Certain Option Grants” following the Summary Compensation Table above.

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

The following terms apply to the grants made to Mr. Cameron on September 25, 2011:

•

if, after the first anniversary of the occurrence of a Change of Control (as described below), Mr. Cameron resigns for any reason or is terminated without Cause (as described below) (a) the options granted to him will continue to vest and remain outstanding, as if he remained in the employ of WebMD, for a period of two years from the date of termination (but in no event longer than the expiration of the original term of such options) and (b) vesting of the restricted stock that would have occurred within two years from the date of termination will accelerate to the date of termination; and

•

if his employment is terminated by WebMD without Cause or by him for Good Reason (as described below, except that following a Change of Control, “Good Reason” shall not include changes in his duties, titles or responsibilities that are solely attributable to the Change in Control) before the first anniversary following a Change of Control, (a) the options granted to him will continue to vest and remain outstanding, as if he remained in the employ of WebMD, for a period of three years from the date of the Change of Control (but in no event longer than the expiration of the original term of such options) and (b) vesting of the restricted stock that would have occurred within three years from the date of the Change of Control will accelerate to the date of termination.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of WebMD Common Stock, as of April 15, 2013 (except where otherwise indicated), by each person or entity known by us to beneficially own more than 5% of the outstanding shares of WebMD Common Stock, by each of our directors, by each of our Named Executive Officers and by all of our directors and executive officers as a group. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons listed in the table below have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

Name and Address of Beneficial Owner(1)	Common Stock(2)		Other(3)		Total Shares		Percent of Outstanding(3)
Carl C. Icahn and affiliates(4) 767 Fifth Avenue, 47th Floor New York, NY 10153	6,700,525		—		6,700,525		13.4%
Kensico Capital Management Corporation, Michael Lowenstein and Thomas J. Coleman(5) 55 Railroad Avenue, 2nd Floor Greenwich, CT 06830	5,689,488		—		5,689,488		11.4%
Soros Fund Management LLC, George Soros and Robert Soros(6) 888 Seventh Avenue, 33rd Floor New York, NY 10106	—		5,483,079	(6)	5,483,079		9.9%
Blackrock, Inc.(7) 40 East 52nd Street New York, NY 10022	3,249,832		—		3,249,832		6.5%
The Vanguard Group, Inc.(8) 100 Vanguard Blvd. Malvern, PA 19355	2,775,480		—		2,775,480		5.6%
Mark J. Adler, M.D.	13,440	(9)	68,947		82,387		*
Kevin M. Cameron	162,358	(10)	808,716		971,074		1.9%
Neil F. Dimick	22,612		136,840		159,452		*
Jerome C. Keller	13,866	(11)	72,600		86,466		*
James V. Manning	216,424	(12)	37,325		253,749		*
Abdool Rahim Moossa	8,138		52,800		60,938		*
William Pence	46,202	(13)	93,750		139,952		*
Cavan M. Redmond	45,000	(14)	250,000		295,000		*
Herman Sarkowsky	105,701	(15)	99,858		205,559		*
David Schechter	2,112		—		2,112		*
Joseph E. Smith	39,329		86,970		126,299		*
Stanley S. Trotman, Jr.	42,700	(16)	72,600		115,300		*
Anthony Vuolo	192,035	(17)	244,492		436,527		*
Martin J. Wygod	1,410,344	(18)	385,266		1,795,610		3.6%
Steven Zatz, M.D.	71,596	(19)	68,750		140,346		*
All executive officers and directors as a group (19 persons)	8,165,930		2,634,328		10,800,258	(20)	20.5	%(20)

*	Less than 1%.

(1)	Unless otherwise indicated, the address of each of the beneficial owners identified is c/o WebMD Health Corp., 111 Eighth Avenue, New York, NY 10011.

(2)	The amounts set forth in this column include shares of WebMD Common Stock held in the accounts of Messrs. Cameron, Glick, Keller, Wamsley and Wygod and Dr. Zatz in the 401(k) Plan (which we refer to in this table as 401(k) Plan Shares) in the respective amounts stated in the footnotes below, all of which are vested in accordance with terms of the Plan. The amount set forth in this column for “All executive officers and directors as a group” includes 835 401(k) Plan Shares, all of which are vested in accordance with the terms of the 401(k) Plan.

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

(3)	Beneficial ownership is determined under the rules and regulations of the SEC, which provide that shares of common stock that a person has the right to acquire within 60 days are deemed to be outstanding and beneficially owned by that person for the purpose of computing the total number of shares beneficially owned by that person and the percentage ownership of that person. However, those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Accordingly, we have set forth, in the column entitled “Other”: (a) with respect to each director and executive officer for whom an amount in that column is listed, the number of shares of WebMD Common Stock that such person has the right to acquire pursuant to options that are currently exercisable or that will be exercisable within 60 days of April 15, 2013; and (b) with respect to the ownership described in Footnote 6 below, the shares of WebMD Common Stock that those persons currently have the right to acquire upon conversion of our Convertible Notes. We have calculated the percentages set forth in the column entitled “Percent of Outstanding” based on the number of shares outstanding as of April 15, 2013 (which was 49,966,338, including all outstanding unvested shares of WebMD Restricted Stock) plus, for each listed person or group, the number of additional shares deemed outstanding, as set forth in the column entitled “Other.”

(4)	Carl C. Icahn and certain entities affiliated with him (which we refer to as the Icahn Group) have shared power to vote and shared power to dispose of or to direct the disposition of shares included in the amount shown. For information regarding the agreement between the Icahn Group and WebMD pursuant to which Mr. Schechter was elected to our Board, see Item 13 (Certain Relationships and Related Transactions) under the heading “Director Appointment Agreement with the Icahn Group” below.

(5)	Kensico Capital Management Corporation, Michael Lowenstein and Thomas J. Coleman have shared power to vote and shared power to dispose of or to direct the disposition of shares included in the amount shown. For information regarding the agreement between Kensico Capital Management Corporation and WebMD pursuant to which Mr. Coleman was elected to our Board, see Item 13 (Certain Relationships and Related Transactions) under the heading “Director Appointment Agreement with Kensico” below.

(6)	The information shown is as of December 31, 2012 and is based upon disclosures by Soros Fund Management LLC, George Soros and Robert Soros in a Schedule 13G amendment filed with the SEC on February 14, 2013. Such persons reported that they had shared power to vote and shared power to dispose of or to direct the disposition of shares included in the amount shown, all of which are issuable upon conversion of Convertible Notes.

(7)	The information shown is as of December 31, 2012 and is based upon disclosures by Blackrock, Inc. in a Schedule 13G filed with the SEC on January 30, 2013 reporting that it had sole power to vote and sole power to dispose of or to direct the disposition of the shares.

(8)	The information shown is as of December 31, 2012 and is based upon disclosures by The Vanguard Group, Inc. in a Schedule 13G filed with the SEC, in which it reported: sole power to vote or direct to vote of 76,172 shares; sole power to dispose of or to direct the disposition of 2,701,760 shares; and shared power to dispose or to direct the disposition of: 73,720 shares.

(9)	Includes: 10,440 shares held by Dr. Adler; and 3,000 shares held by Dr. Adler through an IRA.

(10)	Includes: 103,747 shares held by Mr. Cameron; 69 401(k) Plan Shares; and 58,542 unvested shares of WebMD Restricted Stock.

(11)	Includes: 13,797 shares held by Mr. Keller; and 69 401(k) Plan Shares.

(12)	Includes: 209,536 shares held by Mr. Manning; 5,555 shares held by Mr. Manning through an IRA; and 1,333 shares held by Mr. Manning’s wife through an IRA.

(13)	Includes: 12,202 shares held by Mr. Pence; and 34,000 unvested shares of WebMD Restricted Stock.

(14)	Represents unvested shares of WebMD Restricted Stock.

(15)	Includes: 90,701 shares held by Mr. Sarkowsky; 2,000 shares held by Mr. Sarkowsky’s wife; 3,000 shares held by SPF Holdings (an entity controlled by Mr. Sarkowsky); and 10,000 shares held by The Sarkowsky Family LLP (an entity controlled by Mr. Sarkowsky).

(16)	Includes: 31,765 shares held by Mr. Trotman; and 10,935 shares held by The Stanley S. Trotman, Jr. Trust, of which Mr. Trotman is a trustee.

(17)	Includes: 150,410 shares held by Mr. Vuolo; and 41,625 unvested shares of WebMD Restricted Stock.

(18)	Includes: 194,314 shares held by Mr. Wygod; 105 401(k) Plan Shares; 111,433 shares of unvested WebMD Restricted Stock; 1,070,575 shares held by The Wygod Family Revocable Living Trust, of which Mr. Wygod is a trustee and shares voting and dispositive power; 2,222 shares held by Mr. Wygod’s spouse; 31,695 shares held by SYNC, Inc., which is controlled by Mr. Wygod.

(19)	Includes: 37,492 shares held by Dr. Zatz; 104 401(k) Plan Shares; and 34,000 unvested shares of WebMD Restricted Stock.

(20)	Includes the shares beneficially owned by Mr. Coleman, as a result of his shared voting and investment power over the shares referred to in Footnote 5 above. Excluding those shares, directors and executive officers of WebMD as a group had beneficial ownership of 5,110,770 shares of WebMD Common Stock as of April 15, 2013, representing 9.7% of the outstanding WebMD Common Stock, calculated on the same basis as in this line of the table.

Equity Compensation Plan Information

The following table contains certain information, as of December 31, 2012, about our equity compensation plans.

	(a)	(b)	(c)

Plan category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	10,495,323	$27.03	1,154,371
Equity compensation plans not approved by security holders(2)	1,002,000	$23.07	—

Total	11,497,323	$26.68	1,154,371	(3)

(1)	This table does not include outstanding options to acquire 1,803,365 shares of WebMD Common Stock at a weighted-average exercise price of $23.43 per share, as of December 31, 2012, that were assumed by WebMD in the Merger. We cannot grant additional awards under equity compensation plans assumed in the Merger. For additional information regarding the assumed options, see Note 8 to the Consolidated Financial Statements in this Annual Report. The 2005 Plan is the only equity compensation plan under which we could make grants as of December 31, 2012.

(2)	The plans included in this category are the WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (which we refer to as the Subimo Plan) and the grant agreements for the WebMD Restricted Stock and options to purchase WebMD Common Stock granted to Mr. Redmond in connection with his joining WebMD as Chief Executive Officer in 2012, which did not require approval of our stockholders under applicable law and Nasdaq rules. Descriptions of these plans follow this table.

(3)	In 2010, the Compensation Committee implemented a sublimit on the number of shares available for grants of restricted stock and similar types of awards for which no exercise or purchase price is payable (often referred to as “full value awards”) so that only 20% of the shares available for grant could be used for full value awards. The same 20% sublimit applies to the shares added to the 2005 Plan since then. As of December 31, 2012, 568,504 shares were available for grant as full value awards under the 2005 Plan.

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

Description of Restricted Stock Agreement and Stock Option Agreement with Cavan M. Redmond

We are party to a Restricted Stock Agreement and a Stock Option Agreement with Cavan M. Redmond, who became Chief Executive Officer of WebMD on May 31, 2012. Pursuant to the Restricted Stock Agreement,

Mr. Redmond received, on June 15, 2012 (at the time of the filing of a Registration Statement on Form S-8 relating thereto), a grant of 45,000 shares of restricted WebMD Common Stock. The vesting schedule for this grant is 25% per year, on the first four anniversaries of the commencement of his employment on May 31, 2012. The Stock Option Agreement provides for a nonqualified stock option to purchase 1,000,000 shares of WebMD Common Stock, at an exercise price of $23.03 per share. The exercise price is equal to the closing price of WebMD Common Stock on May 31, 2012, the date of grant. No further shares of WebMD Common Stock are available for grant under either the Restricted Stock Agreement or the Stock Option Agreement. The option grant is scheduled to vest and becomes exercisable with respect to 25% of the shares on the first, second, third and fourth anniversaries of the date of grant and expires on the tenth anniversary of the date of grant. For additional information regarding the Stock Option Agreement and the Restricted Stock Agreement, see “Employment Agreements with Named Executive Officers — Cavan M. Redmond” above.

Item 13.	Certain Relationships and Related Transactions

Director Independence

Our Board of Directors has delegated to the Nominating & Governance Committee of the Board the authority to make determinations regarding the independence of members of the Board. The Nominating & Governance Committee has determined that Drs. Adler and Moossa, and Messrs. Coleman, Dimick, Keller, Manning, Sarkowsky, Schechter, Smith and Trotman (all ten of our Non-Employee Directors) are “independent” in accordance with the published listing requirements of the Nasdaq Global Select Market applicable generally to members of our Board and, with respect to the committees of our Board on which they serve, those applicable to the specific committees. Messrs. Cameron, Redmond and Wygod, as current employees of our company, are not independent.

The Nasdaq independence definition includes a series of objective tests, including one that requires a three year period to have elapsed since employment by the listed company and other tests relating to specific types of transactions or business dealings between a director (or persons or entities related to the director) and the listed company. In addition, as further required by the Nasdaq Marketplace Rules, the Nominating & Governance Committee of our Board has made a subjective determination as to each Non-Employee Director that no relationships exist that, in the opinion of the Nominating & Governance Committee, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In considering whether Mr. Manning qualified as “independent,” the Nominating & Governance Committee considered that (1) he had, more than ten years ago, served as an executive officer of a predecessor of HLTH, and (2) he and Mr. Wygod both serve as trustees of the WebMD Health Foundation, Inc., a charitable foundation. In considering whether Mr. Keller qualified as “independent,” the Nominating & Governance Committee considered the fact that he had previously served as a part-time employee of HLTH for a short period, more than seven years ago. In considering whether Mr. Sarkowsky qualified as “independent,” the Nominating & Governance Committee considered the fact that he and Mr. Wygod have jointly owned race horses and been involved in related transactions. Each member of the Nominating & Governance Committee abstained from voting with respect to his own independence.

Director Appointment Agreement with the Icahn Group

On June 8, 2012, WebMD entered into the Icahn Appointment Agreement with the Icahn Group. Pursuant to the Icahn Appointment Agreement, David Schechter was appointed to our Board of Directors, effective July 24, 2012, as a Class II director (with a term expiring at our Annual Meeting of Stockholders in 2013). The Icahn Appointment Agreement also provides that, among other things, until the earliest of (i) the conclusion of our Annual Meeting of Stockholders in 2013, (ii) the date on which the Icahn Group delivers to the Secretary of WebMD, in accordance with the advance notice provision of WebMD’s Amended and Restated By-laws (which period will end no less than 60 days prior to the Annual Meeting of Stockholders in 2013), notice of any director nominations or any other proposal to be brought before the Annual Meeting of Stockholders in 2013, and (iii) the date of the resignation of Mr. Schechter or his replacement pursuant to the Icahn Appointment Agreement (the “Icahn Appointee”), the Icahn Group and its affiliates shall not:

•	solicit proxies or written consents of WebMD stockholders;

•	advise any other person with respect to the giving or withholding of any proxy;

•	join any group with respect to WebMD’s securities;

•	present any proposal (including director nominees) for consideration for action by stockholders or make a request for a list of WebMD’s stockholders;

•	grant any proxy or deposit WebMD’s securities in a voting trust or subject them to a voting agreement or similar agreement;

•	make any request under Section 220 of the Delaware General Corporation Law;

•	commence any litigation or similar proceeding against WebMD or its affiliates, directors, officer or employees;

•	make any public statement regarding WebMD or its affiliates, officers, directors, employees or businesses unless approved in writing in advance by WebMD; and

•	effect any tender offer, acquisition of material assets, merger or any other extraordinary transaction involving WebMD.

The Appointment Agreement also provides that in the event that, (i) at any time from the date of the Appointment Agreement until the date of the Annual Meeting of Stockholders in 2013, the Icahn Group beneficially owns less than 5% of the total number of shares of WebMD Common Stock then outstanding or (ii) the Icahn Group delivers to the Secretary of WebMD notice of any proposal (including director nominations) to be brought before the Annual Meeting of Stockholders in 2013, in either case, the Icahn Appointee shall immediately resign from our Board. For information regarding the Icahn Group’s holdings of WebMD Common Stock, see “Security Ownership by Principal Stockholders and Management” above.

Director Appointment Agreement with Kensico

On October 17, 2012, WebMD entered into the Kensico Appointment Agreement with Kensico Capital Management Corp. and the investment funds it advises (collectively, the “Kensico Parties”). Pursuant to the Kensico Appointment Agreement, Thomas J. Coleman was appointed to our Board of Directors, effective October 17, 2012, as a Class II director (with a term expiring at our Annual Meeting of Stockholders in 2013). The Agreement also provides that, among other things, until Mr. Coleman or his replacement pursuant to the Kensico Appointment Agreement is no longer a member of the Board of Directors of WebMD, the Kensico Parties shall not:

•

solicit proxies or written consents of stockholders, conduct any other type of referendum with respect to WebMD’s securities, or become a participant or assist any third party in any solicitation of any proxy, consent or other authority;

•	actively encourage, advise or influence any other person with respect to the giving or withholding of any proxy, consent or other authority;

•	form or join in a partnership, limited partnership, syndicate or other group (other than one consisting solely of Kensico Parties) with respect to WebMD’s securities;

•

present any proposal for consideration for action by stockholders, make a request for a list of WebMD’s stockholders, propose any nominee for election to the Board, or seek to place a representative on the Board or seek the removal of any director from the Board;

•

grant any proxy, consent or other authority to vote with respect to any matters or deposit any of WebMD’s securities held by the Kensico Parties or their affiliates in a voting trust or subject them to a voting agreement or other arrangement of similar effect;

•	make any request under Section 220 of the Delaware General Corporation Law;

•	threaten, file or otherwise commence any complaint, litigation, claim, action, suit, or similar proceeding against the Company or its affiliates, directors, officer or employees;

•

make any public statement or statement reasonably likely to be made public regarding the Company or its affiliates, officers, directors, employees or businesses unless approved in writing in advance by the Company;

•

effect (i) any tender offer or exchange offer to acquire securities of the Company, any acquisition of any material assets or business of the Company or any of its subsidiaries, or any merger, acquisition, share exchange or other business combination involving the Company or any of its subsidiaries, or (ii) any recapitalization, restructuring, liquidation, dissolution or other extraordinary transaction with respect to the Company or any of its subsidiaries or any material portion of its or their businesses; or

•

enter into any discussions, negotiations, agreements or understandings with any person with respect to the foregoing or advise, assist, encourage or seek to persuade others to take any action with respect to any of the foregoing

The Kensico Appointment Agreement also provides that in the event that, at any time from the date of the Agreement until the date of the 2013 Annual Meeting of Stockholders, the Kensico Parties beneficially own less than 5% of the total number of shares of WebMD Common Stock then outstanding, upon the written request of WebMD, Mr. Coleman shall immediately resign from the Board.

Other Related Party Transactions

WebMD was reimbursed approximately $325,100 and $328,000 for 2012 and 2011, respectively, by Martin J. Wygod (WebMD’s Chairman of the Board) and a corporation that he controls, for personal use of certain company staff and office facilities and for the personal portion of certain travel expenses.

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

In addition to retaining Ernst & Young LLP to audit WebMD’s Consolidated Financial Statements for 2012 and 2011 and to review quarterly financial statements during those years, WebMD retained Ernst & Young LLP to provide certain related services. The fees for Ernst & Young LLP’s services were:

Type of Fees	2012	2011
Audit Fees	$1,036,014	$973,852
Audit-Related Fees	38,405	253,500
Tax Fees	59,579	107,177
All Other Fees	1,715	2,597

Total Fees	$1,135,713	$1,337,126

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

None of these services was provided pursuant to a waiver of the requirement that such services be pre-approved by the Audit Committees of WebMD. The Audit Committee has determined that the provision by Ernst & Young of non-audit services to WebMD in 2012 is compatible with Ernst & Young maintaining its independence.

The Audit Committee considers whether to pre-approve audit services and fees and certain recurring non-audit services and fees on an annual basis and considers other permissible non-audit services on a case-by-case basis. To ensure prompt handling of unexpected matters, the Audit Committee has delegated to its Chairman the authority to pre-approve permissible non-audit services and fees and to amend or modify pre-approvals that have been granted by the entire Audit Committee. A report of any such actions taken by the Chairman is provided to the Audit Committee at the next Audit Committee meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 30th day of April, 2013.

WEBMD HEALTH CORP.

By:	/s/ Anthony Vuolo
Anthony Vuolo
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

2.1*	Stock Purchase Agreement, dated as of August 8, 2006, between HLTH Corporation (“HLTH”) and Sage Software, Inc. (incorporated by reference to Exhibit 2.1 to HLTH’s Current Report on Form 8-K filed on August 11, 2006)

2.2*	Securities Purchase Agreement, dated as of February 8, 2008, among HLTH, EBS Master LLC, the voting members of EBS Master LLC and the purchasers listed therein (incorporated by reference to Exhibit 2.1 to HLTH’s Current Report on Form 8-K filed on February 13, 2008)

2.3*	Stock Purchase Agreement, dated as of September 17, 2009, among SNTC Holding, Inc., Aurora Equity Partners III L.P. and Aurora Overseas Equity Partners III, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by HLTH on September 22, 2009)

2.4*	Purchase and Release Agreement, dated as of April 20, 2010, between WebMD Health Corp. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2010)

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))

3.3	Certificate of Designation, Preferences and Rights of Series A Junior Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2011, as amended on November 7, 2011)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 in Amendment No. 1, filed on August 11, 2009, to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-160530))

4.2	Indenture, dated as of January 11, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Amendment No. 1, filed on January 14, 2011, to the Registrant’s Current Report on Form 8-K filed on January 11, 2011)

4.3	Form of 2.50% Convertible Note Due 2018 (included in Exhibit 4.2)

4.4	Indenture, dated as of March 14, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Amendment No. 1, filed on March 15, 2011, to the Registrant’s Current Report on Form 8-K filed on March 14, 2011)

4.5	Form of 2.25% Convertible Note Due 2016 (included in Exhibit 4.4)

4.6	Rights Agreement, dated as of November 2, 2011, between the Registrant and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A filed on November 3, 2011)

4.7	Amendment to Rights Agreement, dated as of October 18, 2012, between WebMD Health Corp. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2012)

10.1	Form of Indemnification Agreement between HLTH and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.2	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (No. 333-124832) (which we refer to as the “IPO Registration Statement”))

Exhibit No.	Description

10.3	Form of Letter Agreement between the Registrant and Certain Non-Employee Directors***

10.4**	WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (incorporated by reference to Exhibit 10.2 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.5**	Amended and Restated Employment Agreement, dated as of August 3, 2005 between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed on August 5, 2005)

10.6**	Letter Agreement, dated as of February 1, 2006 between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.3 to HLTH’s Current Report on Form 8-K filed on February 2, 2006)

10.7**	Employment Agreement, dated September 23, 2004, between HLTH and Kevin Cameron (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed September 28, 2004)

10.8**	Letter Agreement, dated as of February 1, 2006 between HLTH and Kevin M. Cameron (incorporated by reference to Exhibit 10.2 to HLTH’s Current Report on Form 8-K filed on February 2, 2006)

10.9**	Employment Agreement, dated as of April 28, 2005, between WebMD, Inc. and Wayne T. Gattinella (incorporated by reference to Exhibit 99.1 to HLTH’s Current Report on Form 8-K filed on May 3, 2005)

10.10**	Form of Amendment to HLTH’s Equity Compensation Plans and Stock Option Agreements (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by HLTH on November 9, 2006)

10.11**	2001 Employee Non-Qualified Stock Option Plan of HLTH, as amended (incorporated by reference to Exhibit 10.46 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)

10.12**	Amended and Restated 1996 Stock Plan of HLTH (incorporated by reference to Exhibit 10.8 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

10.13**	Amended and Restated 2000 Long-Term Incentive Plan of HLTH (incorporated by reference to Annex E to HLTH’s Proxy Statement for its 2006 Annual Meeting filed on August 14, 2006)

10.14**	1991 Director Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-46640) filed on March 24, 1992)

10.15**	Amended and Restated 1991 Special Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.3 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)

10.16**	1996 Class C Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.1 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed on September 19, 1997)

10.17**	CareInsite, Inc. 1999 Director Stock Option Plan (incorporated by reference to Annex H to the Proxy Statement/Prospectus, filed on August 7, 2000, and included in HLTH’s Registration Statement on Form S-4 (No. 333-39592))

10.18**	WebMD Health Corp. Amended and Restated 2005 Long-Term Incentive Plan (the “2005 LTIP”) (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

10.19**	Amended and Restated Employment Agreement, dated as of July 14, 2005, between WebMD Health Corp. and Anthony Vuolo (incorporated by reference to Exhibit 99.2 to HLTH’s Current Report on Form 8-K, as amended, filed on July 19, 2005)

Exhibit No.	Description

10.20**	Form of Restricted Stock Agreement with Employees (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162653))

10.21**	Form of Restricted Stock Agreement with Non-Employee Directors (incorporated by reference to Exhibit 10.49 to the IPO Registration Statement)

10.22**	Form of Non-Qualified Stock Option Agreement with Employees (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162653))

10.23**	Form of Non-Qualified Stock Option Agreement with Non-Employee Directors (incorporated by reference to Exhibit 10.51 to the IPO Registration Statement)

10.24**	Employment Agreement between WebMD Health Holdings, Inc. and Douglas W. Wamsley (incorporated by reference to Exhibit 10.15 to the IPO Registration Statement)

10.25**	Employment Agreement between WebMD Health Holdings, Inc. and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.17 to the IPO Registration Statement)

10.26	Agreement of Lease, dated as of June 30, 2004, between III Chelsea Commerce LP and WebMD, Inc. (incorporated by reference to Exhibit 10.45 to the IPO Registration Statement)

10.27	First Amendment to the Lease Agreement, dated as of December 21, 2004, between III Chelsea Commerce LP and WebMD, Inc. (incorporated by reference to Exhibit 10.46 to the IPO Registration Statement)

10.28**	Form of Restricted Stock Agreement between HLTH and Employees for Grants Under HLTH’s 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.57 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.29**	Form of Non-Qualified Stock Option Agreement between HLTH and Employees for Grants Under HLTH’s 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.58 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.30**	Form of Non-Qualified Stock Option Agreement between HLTH and Employees for Grants Under HLTH’s 1996 Stock Plan (incorporated by reference to Exhibit 10.59 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.31**	Amendment No. 2, dated as of December 1, 2008, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed on December 5, 2008)

10.32**	Letter Agreement, dated December 29, 2008, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.52 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.33**	Amendment to Employment Agreement, dated as of December 16, 2008, between HLTH and Kevin M. Cameron (incorporated by reference to Exhibit 10.53 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.34**	Letter Amendment, dated as of December 10, 2008, between the Registrant and Wayne T. Gattinella (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”))

10.35**	Letter Amendment, dated as of July 9, 2009, among HLTH Corporation, WebMD Health Corp. and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 14, 2009)

Exhibit No.	Description

10.36**	WebMD, LLC Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.48 to Amendment No. 1, filed on April 29, 2008, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.37**	Amendment No. 1 to WebMD Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.58 to Amendment No. 1, filed on April 30, 2009, to the 2008 Form 10-K)

10.38**	Letter Agreement, dated as of October 1, 2007, between the Registrant and William Pence (incorporated by reference to Exhibit 10.59 to Amendment No. 1, filed on April 30, 2009, to the 2008 Form 10-K)

10.39**	Letter Amendment, dated as of December 10, 2008, between the Registrant and William Pence (incorporated by reference to Exhibit 10.60 to Amendment No. 1, filed on April 30, 2009, to the 2008 Form 10-K)

10.40**	Amendment, dated as of December 10, 2008 to Amended and Restated Employment Agreement between the Registrant and Anthony Vuolo (incorporated by reference to Exhibit 10.55 to the 2008 Form 10-K)

10.41**	Letter Agreement, dated as of February 19, 2009, between HLTH and Anthony Vuolo (incorporated by reference to Exhibit 10.57 to the 2008 Form 10-K)

10.42	Note Purchase Agreement, dated October 19, 2009, among SNTC Holding, Inc., Porex Holding Corporation, Porex Corporation and Porex Surgical, Inc. (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed October 20, 2009)

10.43**	Restricted Stock Agreement, dated November 3, 2009, between the Registrant and Anthony Vuolo (incorporated by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”))

10.44**	Letter Amendment, dated as of November 3, 2009, between the Registrant and Kevin M. Cameron (incorporated by reference to Exhibit 10.72 to the 2009 Form 10-K)

10.45**	Letter Amendment, dated as of December 14, 2008, between the Registrant and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.74 to Amendment No. 1, filed April 30, 2010, to the 2009 Form 10-K)

10.46	Letter Agreement, dated March 26, 2010, among SNTC Holding, Inc. and Porex Holding Corporation, Porex Corporation and Porex Surgical Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2010)

10.47**	Letter Agreement, dated as of June 28, 2010, between the Registrant and Wayne Gattinella (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2010)

10.48**	Letter Agreement, dated as of June 28, 2010, between the Registrant and Kevin Cameron (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2010)

10.49**	Letter Agreement, dated as of June 28, 2010, between the Registrant and Anthony Vuolo (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2010)

10.50**	Letter Amendment, dated as of February 11, 2011, between the Registrant and William Pence (incorporated by reference to Exhibit 10.56 to Amendment No. 1, filed May 2, 2011, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.51**	Letter Agreement, dated as of May 20, 2011, between the Registrant and Gregory Mason (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 29, 2012)

Exhibit No.	Description

10.52**	Letter Amendment, dated as of July 23, 2011, between the Registrant and Gregory Mason (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 29, 2012)

10.53**	Letter Amendment, dated as of July 23, 2011, between the Registrant and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.54**	Letter Amendment, dated as of July 23, 2011, between the Registrant and William Pence (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.55**	Letter Agreement, dated as of September 25, 2011, between the Registrant and Wayne Gattinella (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.56**	Letter Agreement, dated as of September 25, 2011, between the Registrant and Anthony Vuolo (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.57**	Letter Agreement, dated as of September 25, 2011, between the Registrant and Kevin Cameron (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.58**	Letter Agreement, dated as of September 25, 2011, between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.59**	Letter Amendment, dated as of September 21, 2011, between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.60**	Letter Agreement, dated as of January 19, 2012, between the Registrant and Wayne T. Gattinella (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K filed on February 29, 2012)

10.61**	Form of Agreement to Forfeit Non-Qualified Options, dated as of February 23, 2012, between the Registrant and Each of its Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 29, 2012)*

10.62**	Form of Agreement to Forfeit Non-Qualified Options, dated as of February 23, 2012, between the Registrant and Certain Employees (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 29, 2012)*

10.63**	Employment Agreement, dated as of May 29, 2012, between the Registrant and Cavan M. Redmond (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2012, as amended on June 6, 2012)

10.64**	Form of Non-Qualified Stock Option Agreement between the Registrant and Cavan M. Redmond (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2012, as amended on June 6, 2012)

10.65**	Form of Restricted Stock Agreement between the Registrant and Cavan M. Redmond (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2012, as amended on June 6, 2012)

10.66**	Amended and Restated Employment Agreement, dated as of May 16, 2012, between the Registrant and William Pence (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

Exhibit No.	Description

10.67	Director Appointment Agreement, dated as of June 8, 2012, by and among the Registrant and the Icahn Group (incorporated by reference to Exhibit 1 to Amendment No. 6, filed on June 11, 2012, to the Icahn Group’s Schedule 13-D relating to the Common Stock of the Registrant)

10.68	Director Appointment Agreement, dated as of October 17, 2012, by and among the Registrant and Kensico Capital Management Corp. and the investment funds it advises (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 17, 2012)

10.69**	Employment Agreement, dated as of August 17, 2012, between the Registrant and David Marek***

10.70**	Letter Agreement, dated as of November 14, 2012, between the Registrant and Steven Zatz, M.D.***

10.71**	Letter Agreement, dated as of November 14, 2012, between the Registrant and Douglas Wamsley***

10.72**	Letter Agreement, dated as of November 14, 2012, between the Registrant and William Pence***

10.73**	Letter Amendment, dated as of March 5, 2013, between the Registrant and William Pence****

10.74**	Letter Amendment, dated as of March 5, 2013, between the Registrant and Steven Zatz, M.D.****

14.1	Code of Business Conduct (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2010)

21.1	Subsidiaries of the Registrant***

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm***

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Registrant***

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Registrant***

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Registrant****

31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Registrant****

32.1	Section 1350 Certification of Chief Executive Officer of the Registrant***

32.2	Section 1350 Certification of Chief Financial Officer of the Registrant***

99.1	Explanation of Non-GAAP Measures***

99.2	Audit Committee Charter***

99.3	Compensation Committee Charter***

99.4	Nominating & Governance Committee Charter***

100.INS	XBRL Instance Document***

100.SCH	XBRL Taxonomy Extension Schema Document***

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

100.LAB	XBRL Taxonomy Extension Label Linkbase Document***

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

*

With respect to the agreements filed as Exhibits 2.1 through 2.4, certain of the exhibits and the schedules to those agreements have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.
**	Agreement relates to executive compensation.
***	Previously filed (or, with respect to Exhibits 32.1 and 32.2, furnished) with this Annual Report on Form 10-K (as originally filed on March 1, 2013).
****	Filed with this Amendment No. 1.