Form 10-Q
period 2013-03-31
WebMD Health Corp.
filed 2013-05-10
CIK 1326583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Yes  ☐        No  ☑

As of May 3, 2013, the Registrant had 50,000,211 shares of Common Stock (including unvested shares of restricted Common Stock).

WEBMD HEALTH CORP.

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2013

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

iii

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2013	December 31, 2012

ASSETS	(unaudited )
Current assets:
Cash and cash equivalents	$999,221	$991,835
Accounts receivable, net of allowance for doubtful accounts of $1,345 at March 31, 2013 and $1,304 at December 31, 2012	101,813	106,622
Prepaid expenses and other current assets	14,999	13,882
Deferred tax assets	10,339	10,328

Total current assets	1,126,372	1,122,667
Property and equipment, net	62,808	66,604
Goodwill	202,104	202,104
Intangible assets, net	15,538	16,105
Deferred tax assets	55,436	56,039
Other assets	25,260	27,106

TOTAL ASSETS	$1,487,518	$1,490,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$49,107	$64,256
Deferred revenue	97,220	92,176
Liabilities of discontinued operations	1,506	1,506

Total current liabilities	147,833	157,938
2.25% convertible notes due 2016	400,000	400,000
2.50% convertible notes due 2018	400,000	400,000
Other long-term liabilities	22,742	22,698

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 650,000,000 shares authorized; 62,437,992 shares issued at March 31, 2013 and December 31, 2012	624	624
Additional paid-in capital	9,491,725	9,489,099
Treasury stock, at cost; 13,344,144 shares at March 31, 2013 and 13,425,144 shares at December 31, 2012	(447,587)	(453,453)
Accumulated deficit	(8,527,819)	(8,526,281)

Stockholders’ equity	516,943	509,989

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,487,518	$1,490,625

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue	$112,762	$106,947
Cost of operations	46,943	53,471
Sales and marketing	30,933	30,103
General and administrative	23,534	29,022
Depreciation and amortization	6,853	6,930
Interest income	21	11
Interest expense	5,832	5,836
Gain on investments	—	8,074
Other expense	—	1,200

Loss before income tax provision (benefit)	(1,312)	(11,530)
Income tax provision (benefit)	226	(3,753)

Net loss	$(1,538)	$(7,777)

Net loss per common share - Basic and Diluted	$(0.03)	$(0.14)

Weighted-average shares outstanding - Basic and Diluted	49,007	55,769

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,538)	$(7,777)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,853	6,930
Non-cash interest, net	1,082	1,082
Non-cash stock-based compensation	9,937	16,900
Deferred income taxes	(99)	(3,971)
Gain on investments	—	(8,074)
Changes in operating assets and liabilities:
Accounts receivable	4,809	23,890
Prepaid expenses and other, net	(193)	(4,023)
Accrued expenses and other long-term liabilities	(14,850)	(11,694)
Deferred revenue	5,044	2,266

Net cash provided by operating activities	11,045	15,529

Cash flows from investing activities:
Proceeds received from ARS option	—	9,269
Purchases of property and equipment	(2,876)	(3,377)

Net cash (used in) provided by investing activities	(2,876)	5,892

Cash flows from financing activities:
Proceeds from exercise of stock options	672	754
Cash used for withholding taxes due on stock-based awards	(174)	(911)
Purchases of treasury stock	(1,281)	(415)

Net cash used in financing activities	(783)	(572)

Net increase in cash and cash equivalents	7,386	20,849
Cash and cash equivalents at beginning of period	991,835	1,121,217

Cash and cash equivalents at end of period	$999,221	$1,142,066

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

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results to be expected for any subsequent period or for the entire year ending December 31, 2013. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

The unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2012, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

The following table presents the revenues recognized related to the Company’s public portals and private portals during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Public portal revenues	$93,438	$87,776
Private portal revenues	19,324	19,171

	$112,762	$106,947

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

Net Loss Per Common Share

Basic and diluted loss per common share have been computed using the weighted-average number of shares of Common Stock outstanding during the periods presented.

The Company has excluded its convertible notes, as well as its outstanding stock options and restricted stock, from the calculation of diluted loss per common share because such securities were anti-dilutive during the periods presented. The following table presents the total weighted average number of potentially dilutive common shares that were excluded from the computation of diluted loss per common share during the periods presented (shares in thousands):

	Three Months Ended March 31,
	2013	2012
Options and restricted stock	13,862	11,530
Convertible notes	11,629	11,477

	25,491	23,007

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued an update to the existing guidance for impairment testing of indefinite-lived intangible assets, other than goodwill, similar to previously issued guidance for impairment testing of goodwill. The update simplifies how a company tests indefinite-lived intangible assets for impairment by allowing both public and nonpublic entities an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an indefinite-lived intangible asset is impaired. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity may also elect not to perform the qualitative assessment and proceed directly to the two-step quantitative impairment test. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, which for the Company was the first quarter of 2013. The adoption of this amendment did not have an impact on our financial condition, results of operations or cash flows.

2.    Convertible Notes

2.50% Convertible Notes due 2018

On January 11, 2011, the Company issued $400,000 aggregate principal amount of its 2.50% Convertible Notes due 2018 (the “2.50% Notes”) in a private offering. Unless previously converted, the 2.50% Notes will mature on January 31, 2018. Net proceeds from the sale of the 2.50% Notes were approximately $387,345, after deducting the related offering expenses, of which approximately $100,000 was used to repurchase

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1,920,490 shares of the Company’s Common Stock at a price of $52.07 per share, the last reported sale price of the Company’s Common Stock on January 5, 2011, which repurchase settled on January 11, 2011. Interest on the 2.50% Notes is payable semi-annually on January 31 and July 31 of each year, commencing July 31, 2011. Under the terms of the 2.50% Notes, holders were able to surrender their 2.50% Notes for conversion into the Company’s Common Stock at an initial conversion rate of 15.1220 shares of Common Stock per thousand dollars principal amount of the 2.50% Notes. This was equivalent to an initial conversion price of approximately $66.13 per share of Common Stock. In the aggregate, the 2.50% Notes were convertible into 6,048,800 shares of the Company’s Common Stock. Effective April 4, 2012, after giving effect to an adjustment resulting from a tender offer for the Company’s Common Stock that the Company completed on April 3, 2012 (see Note 4 for additional discussion), the conversion rate was adjusted to 15.3223 shares of Common Stock per thousand dollars principal amount of the 2.50% Notes. This is equivalent to an adjusted conversion price of approximately $65.26 per share of Common Stock. In the aggregate, the 2.50% Notes are convertible into 6,128,920 shares of Common Stock following the April 4, 2012 adjustment.

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

2.25% Convertible Notes due 2016

On March 14, 2011, the Company issued $400,000 aggregate principal amount of its 2.25% Convertible Notes due 2016 (the “2.25% Notes”) in a private offering. Unless previously converted, the 2.25% Notes will mature on March 31, 2016. Net proceeds from the sale of the 2.25% Notes were approximately $387,400, after deducting the related offering expenses, of which approximately $50,000 was used to repurchase 868,507 shares of the Company’s Common Stock at a price of $57.57 per share, the last reported sale price of the Company’s Common Stock on March 8, 2011, which repurchase settled on March 14, 2011. Interest on the 2.25% Notes is payable semi-annually on March 31 and September 30 of each year, commencing September 30, 2011. Under the terms of the 2.25% Notes, holders were able to surrender their 2.25% Notes for conversion into the Company’s Common Stock at an initial conversion rate of 13.5704 shares of Common Stock per thousand dollars principal amount of the 2.25% Notes. This was equivalent to an initial conversion price of approximately $73.69 per share of Common Stock. In the aggregate, the 2.25% Notes were convertible into 5,428,160 shares of the Company’s Common Stock. Effective April 4, 2012, after giving effect to an adjustment resulting from a tender offer for the Company’s Common Stock that the Company completed on April 3, 2012 (see Note 4 for additional discussion), the conversion rate was adjusted to 13.7502 shares of Common Stock per thousand dollars principal amount of the 2.25% Notes. This is equivalent to an adjusted conversion price of approximately $72.73 per share of Common Stock. In the aggregate, the 2.25% Notes are convertible into 5,500,080 shares of Common Stock following the April 4, 2012 adjustment.

Under the terms of the 2.25% Notes, if the Company undergoes certain change of control transactions prior to the maturity date of the 2.25% Notes, holders of the 2.25% Notes will have the right, at their option, to require the Company to repurchase some or all of their 2.25% Notes at a repurchase price equal to 100% of the principal

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3.     Fair Value of Financial Instruments

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

The Company did not have any Level 2 assets during the periods presented. The following table sets forth the Company’s Level 1 financial assets that were measured and recorded at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

	Fair Value Estimate Using:	March 31, 2013			December 31, 2012
		Amortized Cost Basis	Fair Value	Gross Unrealized Gains	Amortized Cost Basis	Fair Value	Gross Unrealized Gains
Cash and cash equivalents	Level 1	$999,221	$999,221	$—	$991,835	$991,835	$—

The following table reconciles the beginning and ending balances of the Company’s Level 3 assets, which consisted of the ARS Option:

Three Months Ended March 31, 2012
Fair value as of the beginning of the period	$1,195
Cash proceeds received	(9,269)
Gain included in earnings	8,074

Fair value as of the end of the period	$—

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective April 20, 2010, the Company entered into an agreement pursuant to which the Company sold all of its holdings of ARS for an aggregate of $286,399. Under the terms of the agreement, the Company retained an option (the “ARS Option”), for a period of two years from the date of the agreement: (a) to repurchase from the purchaser the same principal amount of any or all of the various series of ARS sold, at the agreed upon purchase prices received on April 20, 2010; and (b) to receive additional proceeds from the purchaser upon certain redemptions of the various series of ARS sold. From April 20, 2010 until March 31, 2012, the ARS Option was classified as a Level 3 asset as its valuation required substantial judgment. The historical redemption activity of the specific ARS underlying the ARS Option was the most significant assumption used to determine the estimated value of the ARS Option. The Company was required to reassess the value of the ARS Option at each reporting period and changes in value were recorded within the statement of operations. The Company recognized a gain of $8,074 and received cash proceeds of $9,269 during the three months ended March 31, 2012. In the aggregate, the Company received total cash proceeds of $41,302 through the ARS Option during the period from April 20, 2010 through March 31, 2012. As of March 31, 2012, the Company no longer had any remaining positions related to the ARS Option.

The Company also holds an investment in a privately held company which is carried at cost, and not subject to fair value measurements. However, if events or circumstances indicate that its carrying amount may not be recoverable, it would be reviewed for impairment. The total amount of this investment is $6,471 and it is included in other assets on the accompanying consolidated balance sheets.

For disclosure purposes, the Company is required to measure the outstanding value of its debt on a recurring basis. The following table presents the carrying value and estimated fair value (based on Level 1 market price data) of the Company’s convertible notes that were carried at historical cost as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2.25% Notes	$400,000	$394,000	$400,000	$374,000
2.50% Notes	400,000	379,440	400,000	351,000

4.    Stock Repurchase Program and Tender Offer

In August 2011, the Board of Directors established a stock repurchase program (the “Program”) through which the Company was authorized to use up to $75,000 to purchase shares of WebMD Common Stock, from time to time, in the open market through block trades or in private transactions, depending on market conditions and other factors. During October 2011, the Company’s Board of Directors authorized a $75,000 increase to the Program. During the three months ended March 31, 2013 and 2012, the Company repurchased 45,166 shares and 15,600 shares, respectively, at an aggregate cost of $712 and $415, respectively, under the Program. Also during the three months ended March 31, 2013, the Company paid cash of $569 related to the repurchase of 39,857 shares in 2012, that settled in 2013. As of March 31, 2013, $61,461 remained available for repurchases under the Program. Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying consolidated balance sheets.

On March 6, 2012, the Company commenced a tender offer to repurchase up to $150,000 of its Common Stock through a modified “Dutch auction” tender offer. On April 3, 2012, the Company completed the tender offer through which it repurchased 5,769,230 shares of its Common Stock at a price of $26.00 per share for total consideration of $150,759, including costs directly attributable to the purchase.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Intangible Assets

Intangible assets consist of the following:

	March 31, 2013				December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (a)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (a)
Content	$15,954	$(15,954)	$—	—	$15,954	$(15,954)	$—	—
Customer relationships	34,057	(23,466)	10,591	5.2	34,057	(22,943)	11,114	5.5
Technology and patents	14,700	(14,700)	—	—	14,700	(14,700)	—	—
Trade names-definite lives	2,530	(2,047)	483	2.7	2,530	(2,003)	527	3.0
Trade names-indefinite lives	4,464	—	4,464	n/a	4,464	—	4,464	n/a

Total	$71,705	$(56,167)	$15,538		$71,705	$(55,600)	$16,105

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

Amortization expense was $567 and $656 during the three months ended March 31, 2013 and 2012, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year Ending December 31:
2013 (April 1st to December 31st)	$1,704
2014	$2,271
2015	$2,260
2016	$2,059
2017	$1,513
Thereafter	$1,267

6.    Commitments and Contingencies

Legal Proceedings and Other Matters

In re WebMD Health Corp. Securities Litigation, Solomon v. Wygod, In re WebMD Health Corp. Shareholder Derivative Litigation

Six shareholder lawsuits, each of which is described below, were filed in federal and state court in New York. The lawsuits relate to certain forward-looking information made publicly available by the Company.

On August 2, 2011 and August 26, 2011, federal securities class action complaints entitled Canson v. WebMD Health Corp., et al. and Malland v. WebMD Health Corp., et al., respectively, were filed in the United States District Court for the Southern District of New York on behalf of purchasers of the Company’s Common Stock between February 23, 2011 and July 15, 2011. On November 7, 2011, the two cases were consolidated under the caption In re WebMD Health Corp. Securities Litigation (the “Federal Securities Action”) and lead plaintiffs and lead counsel were appointed. On February 14, 2012, the lead plaintiffs filed their consolidated amended complaint (the “Complaint”), which alleges claims on behalf of purchasers of the Company’s securities between February 23, 2011 and January 10, 2012. The Complaint alleges that the

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company, and certain of its officers, made false and misleading statements in violation of the Securities Exchange Act of 1934 and seeks unspecified damages and costs. The defendants moved to dismiss the Complaint and the lead plaintiffs opposed that motion. The motion was fully submitted and filed on August 2, 2012. On November 8, 2012, the Court heard oral argument on defendants’ motion to dismiss. On January 2, 2013, the Court issued an opinion and order (the “Opinion and Order”) dismissing all claims asserted in the Complaint, but granted the lead plaintiffs leave to replead within sixty days. On March 5, 2013, the Court granted the lead plaintiffs’ request for an extension of time, until April 3, 2013, to file a second amended complaint. The lead plaintiffs did not file a second amended complaint and the Opinion and Order was entered as a final judgment on April 9, 2013. The deadline for lead plaintiffs to file a notice of appeal was May 9, 2013.

On August 31, 2011, a shareholder derivative action entitled Solomon, et anno. v. Wygod, et al. was filed in the Supreme Court of the State of New York, New York County (the “State Court Derivative Action”). The State Court Derivative Action purports to assert claims on behalf of the Company, alleging breach of fiduciary duties, abuse of control, gross mismanagement, corporate waste and unjust enrichment by certain of the Company’s officers and directors. The State Court Derivative Action seeks unspecified damages, corporate governance changes, restitution, disgorgement and costs. The parties agreed to stay the State Court Derivative Action until such time as the Federal Securities Action is dismissed with prejudice or any of the named defendants in the Federal Securities Action files an answer in that action.

On September 19, 2011, September 28, 2011 and October 25, 2011, shareholder derivative actions entitled Gordon v. Wygod, et al., Wargula v. Wygod, et al. and Garber v. Wygod, et al., respectively, were filed in the United States District Court for the Southern District of New York (the “Federal Derivative Action”). The complaints in the Federal Derivative Action purport to assert claims on behalf of the Company. Two of the complaints allege violations of the Securities Exchange Act of 1934, and all three complaints allege state law violations, including breach of fiduciary duties, corporate waste and unjust enrichment by certain of the Company’s officers and directors. The complaints sought unspecified damages, corporate governance changes, restitution, disgorgement and costs. The three actions were consolidated under the caption In re WebMD Health Corp. Shareholder Derivative Litigation. Pursuant to so ordered stipulations, the defendants were not required to respond to any complaints filed in the consolidated actions. On April 29, 2013, the plaintiffs Gordon and Wargula moved to dismiss the consolidated Federal Derivative Action without prejudice.

Coverage Dispute with Stop Loss Carrier for Health Benefit Plan

The Company sponsors and maintains a self-insured group health benefit plan (the “Health Plan”) for its eligible employees and their dependents. The Company purchases stop-loss insurance coverage to reimburse the Company for claims that exceed certain individual and/or aggregate claim amounts under the Health Plan. On May 7, 2013, the Company was advised by the former stop loss carrier for the Health Plan, Everest Reinsurance Company, that the stop loss carrier was denying payment for certain medical claims under the Health Plan. These claims were incurred in 2011 and 2012 and had previously been approved by Horizon Blue Cross and Blue Shield of New Jersey, the third party claims administrator for the Health Plan. Some of the claims had also previously been approved by the stop loss carrier. The maximum amount of claims in dispute by the stop loss carrier is approximately $4,900. The Company is unable to predict the outcome of this dispute or to reasonably estimate the possible loss, if any, arising from this dispute and accordingly, no provision has been recorded in the accompanying financial statements related to this matter.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Legal Proceedings

In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters, including those discussed in Note 7 to the Consolidated Financial Statements included in the Company’s 2012 Annual Report on Form 10-K, has yet to be determined, the Company does not believe that their outcomes will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

7.    Stock-Based Compensation

The Company has various stock-based compensation plans (collectively, the “Plans”) that provide for the grant of stock options, restricted stock awards, and other awards based on WebMD Common Stock.

The 2005 Long-Term Incentive Plan (as amended, the “2005 Plan”) is the only existing plan under which future grants can be made. The maximum number of shares of the Company’s Common Stock that may be subject to awards under the 2005 Plan was 20,075,000 as of March 31, 2013, subject to adjustment in accordance with the terms of the 2005 Plan. The Company had an aggregate of 1,626,492 shares of Common Stock available for future grants under the 2005 Plan at March 31, 2013.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

Generally, options under the Plans vest and become exercisable ratably over periods ranging from two to five years based on their individual grant dates, subject to continued employment on the applicable vesting dates, and generally expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of the Company’s Common Stock on the date of grant. The following table summarizes stock option activity for the Plans:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value(1)
Outstanding at January 1, 2013	13,300,688	$26.24
Granted	287,000	15.75
Exercised	(78,816)	21.35
Cancelled	(814,022)	26.47

Outstanding at March 31, 2013	12,694,850	$26.02	7.1	$37,942

Vested and exercisable at the end of the period	6,125,368	$29.12	5.0	$7,533

(1)	The aggregate intrinsic value is based on the market price of the Company’s Common Stock on March 28, 2013, the last trading day in March 2013, which was $24.32, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on March 28, 2013.

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

	Three Months Ended March 31,
	2013	2012
Expected dividend yield	0.0%	0.0%
Expected volatility	0.43-0.46	0.42-0.45
Risk-free interest rate	0.74%	0.75%
Expected term (years)	4.8	4.7
Weighted average fair value of options granted during the period	$6.67	$12.20

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

	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2013	932,386	$31.69
Granted	127,000	21.38
Vested	(119,836)	32.58
Forfeited	(89,625)	23.96

Balance at March 31, 2013	849,925	$30.84

Proceeds received from the exercise of options to purchase shares of the Company’s Common Stock were $672 and $754 during the three months ended March 31, 2013 and 2012, respectively. Additionally, in connection with the exercise of certain stock options and the vesting of restricted stock, the Company made payments of $174 and $911 during the three months ended March 31, 2013 and 2012, respectively, related to employee statutory withholding taxes that were satisfied by withholding shares of Common Stock of equal value from the respective employees. The proceeds and payments described above are reflected within cash flows from financing activities within the accompanying consolidated statements of cash flows.

The intrinsic value related to stock options that were exercised, combined with the fair value of shares of restricted stock that vested, aggregated $2,721 and $4,764 for the three months ended March 31, 2013 and 2012, respectively.

Other

Each year, the Company issues shares of its Common Stock to each WebMD non-employee director with a value equal to their annual board and committee retainers. The Company recorded $94 and $86 of stock-based compensation expense for the three months ended March 31, 2013 and 2012, respectively, in connection with these issuances.

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended March 31,
	2013	2012
Stock options	$6,614	$13,743
Restricted stock	3,229	3,071
Other	94	86

Total stock-based compensation expense	$9,937	$16,900

Included in:
Cost of operations	$1,870	$2,757
Sales and marketing	2,523	2,161
General and administrative	5,544	11,982

Total stock-based compensation expense	$9,937	$16,900

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2013, approximately $53,300 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 2.3 years, related to the Plans.

Tax benefits attributable to stock-based compensation represented 39% of stock-based compensation expense for all periods presented.

8.    Restructuring

On December 11, 2012, the Company announced a plan to streamline its operations, simplify its organizational structure, reduce costs and better focus its resources, which resulted in a reduction of the Company’s workforce. In connection with this reduction in workforce, the Company recorded a restructuring charge of $7,579 during the three months ended December 31, 2012 related to severance and other employee benefits that were provided to the terminated employees. The accrual related to this charge was $2,705 and $7,534 as of March 31, 2013 and December 31, 2012, respectively, and is reflected within accrued expenses in the accompanying consolidated balance sheets. The reduction in this accrual during the three months ended March 31, 2013 was the result of payments of the severance and related employee benefits.

9.    Other expense

Other expense for the three months ended March 31, 2012 represents cash severance and related expenses due to the resignation of the Company’s former Chief Executive Officer, and the related search and recruitment of its new Chief Executive Officer during that period.

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

•

Critical Accounting Estimates and Policies.    This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective and often complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (which we refer to as the SEC).

•

Results of Operations and Supplemental Financial and Operating Information.    These sections provide our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on a consolidated basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of March 31, 2013.

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

Our public portals for consumers enable them to obtain health and wellness information (including information on specific diseases or conditions), check symptoms, locate physicians, store individual healthcare information, receive periodic e-newsletters on topics of individual interest and participate in online communities with peers and experts. Our public portals for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (which we refer to as CME) credit and communicate with peers. We also provide mobile health information applications for use by consumers and physicians. We generate revenue from our public portals (which we refer to as The WebMD Health Network) primarily through the sale of advertising and sponsorship products, as well as CME services. Our public portals’ sponsors and advertisers include, but are not limited to, pharmaceutical, biotechnology and medical device companies, healthcare services companies, and consumer products companies whose products relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention. We also generate revenue from advertising sold in WebMD Magazine, a consumer magazine distributed to physician office waiting rooms. In addition, we generate revenue from the sale of certain information products.

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

Background Information on Certain Trends and Developments Affecting Our Business.    Key trends and developments affecting the use of healthcare information services of the types we provide or are developing and our ability to generate revenue from those services include the following:

•

Use of the Internet by Consumers and Physicians.    The Internet has emerged as a major communications medium and has fundamentally changed many sectors of the economy, including the marketing and sales of financial services, travel, and entertainment, among others. The Internet is also changing the healthcare industry and has transformed how consumers and physicians find and utilize healthcare information.

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

•

Traffic Trends.    Traffic to The WebMD Health Network reached an average of 132 million unique users per month and total traffic of 2.78 billion page views during the first quarter of 2013, increases of 23% and 10%, respectively, over the prior year period. Traffic to our online portals for physicians and other healthcare professionals averaged approximately 3.1 million physician visits per month during the first quarter of 2013, an increase of 19% over the prior year period. Consumers and healthcare professionals are increasingly using smartphones, tablets and other mobile devices to access the Internet, with physicians increasingly using mobile devices during treatment at the point of care. Accordingly, the portion of our page views from mobile devices has increased rapidly in the past several years. Approximately 34% of our page views during the March 2013 quarter were delivered on a U.S. mobile device, with approximately 20% of those mobile page views being delivered on a tablet. During the March 2012 quarter, approximately 20% of our page views were delivered on a U.S. mobile device, with approximately 20% of those mobile page views being delivered on a tablet. Additionally, during the March 2013 quarter, U.S. desktop page views were approximately 19% lower than the prior year period. A contributing factor to this decline was Google’s changes in its algorithms and other processes as further discussed below. Our customers have purchased programs that include advertising on tablet devices due to its form factor; however, they have not yet adopted programs to support advertising on smartphone devices in any meaningful way. We remain focused on delivering a multi-screen platform that extends the user experience beyond the desktop portal onto the mobile device. Mobile, while not yet a meaningful source of revenue for us, could be an important area of growth for the future. However, if users access our services through mobile devices as a substitute for access through personal computers, or if our page views from desktop computers decline for other reasons, and if we are unable to successfully implement monetization strategies for our mobile services, our financial results could be negatively affected. Nonetheless, we expect to have more than enough desktop and tablet page view inventory on The WebMD Health Network to meet the expected demand from advertisers and sponsors for our services in 2013. We intend to continue our efforts to increase our page views by providing quality content and tools, as well as by designing our Websites to deliver that content and tools in ways that will cause them to rank well in algorithmic search engine results (which is commonly referred to as search engine optimization or SEO). Although our overall page views increased during the first quarter of 2013, the page views on some of the consumer sites in The WebMD Health Network (other than WebMD.com, our flagship site) were significantly reduced in that quarter and we believe that this resulted from some changes by Google in its algorithms and other processes that lowered the ranking of those sites in Google search results. We believe that we can address this reduction in ranking through our SEO efforts, although it may take several months before we see an impact on our traffic. However, we cannot be certain that our SEO efforts will be successful or, if they are, how long that will continue.

•

Online Marketing and Education Spending for Healthcare Products.    Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating consumers and physicians about them; however, only a small portion is currently spent on online services. We believe that these companies, which comprise the majority of the advertisers and sponsors of our public portals, are aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians. In addition, in an effort to improve operating efficiencies, some pharmaceutical companies have been reducing their field sales forces in the past several years. However, notwithstanding our general expectation for increased future demand, we cannot predict the extent or the pace of any shift by pharmaceutical, biotechnology and medical device companies of their marketing expenditures to online services. In addition, as discussed under “— Recent Developments Affecting Our Business and the Demand for Our Services” below, many of these companies have been reducing their overall marketing and education spending and are expected to continue to do so. Furthermore, our advertising and sponsorship revenue may vary significantly from quarter to quarter due to a number of factors, including general economic and regulatory conditions and the following:

—	The majority of our advertising and sponsorship contracts are for terms of approximately four to twelve months. We have relatively few longer term advertising and sponsorship contracts.

—	The time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program, as well as the additional time period before our services are delivered, may be longer than expected, especially for medium-sized and larger contracts, and may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals, including internal approvals relating to compliance with the laws and regulations applicable to the marketing of healthcare products. We have experienced, from time to time, a lengthening of this internal review process by pharmaceutical and biotechnology companies, which has resulted in delays in contracting as well as delays in recognizing expected revenue under executed contracts and which may continue to cause such delays.

Other factors that may affect the timing of contracting for specific programs with advertisers and sponsors, or receipt of revenue under such contracts, include: the timing of Food and Drug Administration

(“FDA”) approval for new products or for new approved uses for existing products; the timing of FDA approval of generic products that compete with existing brand name products and any increase in the number or significance of such approvals or of withdrawals of products from the market; consolidation of companies in the pharmaceutical and biotechnology industries; the timing of roll-outs of new or enhanced services on our public portals; seasonal factors relating to the prevalence of specific health conditions and other seasonal factors that may affect the timing of promotional campaigns for specific products; and the scheduling of conferences for physicians and other healthcare professionals.

•

Recent Developments Affecting Our Business and the Demand for Our Services.    Some of our pharmaceutical company customers have experienced patent expirations for certain of their products in the past two years and some are expected to experience patent expirations over the next several years. In the pharmaceutical industry, patent expirations allow for competition from lower-priced generic versions of the patented drugs and generally result in the termination of marketing efforts for the drug. Although revenue for the March 2013 quarter from any products that will lose patent protection in either 2013 or 2014 was not significant, we continue to monitor the broader impact of patent expirations. We believe that patent expirations have led to, and may continue to lead to, significant overall reductions in marketing, selling and educational expenditures by some pharmaceutical companies across their entire product portfolios, as well as delays in their budgeting and purchase decisions, as companies deal with both the ongoing and anticipated impact of patent expirations across their businesses as well as greater than expected delays in new product launches. However, we believe that amounts budgeted for online advertising have increased for some of our biopharmaceutical customers in early 2013, although we cannot predict if that will continue.

In addition to pharmaceutical, biotechnology and medical device companies, our public portals advertisers and sponsors include consumer products companies, particularly for products that relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention. We are in the process of implementing a redesign of our online healthy living and lifestyle content, including in the areas of beauty, diet, food and fitness, and family and pregnancy, and are developing proprietary content and tools that help individuals live a healthy lifestyle. Revenues from consumer products companies are more likely to reflect general economic conditions, and to be reduced to a greater extent during economic downturns, than revenues from pharmaceutical, biotechnology and medical device companies. Accordingly, revenues from these customers may continue to decline and may be subject to significant quarter-to-quarter variations.

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

Voluntary Surrender of Certain Option Grants.    On February 23, 2012, our directors and certain officers voluntarily surrendered certain grants of non-qualified options to purchase WebMD Common Stock made to them, one of which was made in 2007, some in 2010 and some in 2011 and all of which were out-of-the-money at the time of surrender. None of these individuals received any consideration or promise of consideration in exchange for the surrender of these stock options. These options were originally granted under our 2005 Long-Term Incentive Plan (which we refer to as the 2005 Plan), and therefore, upon their surrender, the shares underlying these options were returned to the 2005 Plan and became available for grant under such plan. These surrenders of stock options were intended to allow WebMD to use the shares that became available under the 2005 Plan to attract new employees and to motivate and retain current key employees. During the three months ended March 31, 2012, we recorded pre-tax stock-based compensation expense of $8,076 related to the voluntary surrender of these options, which represented the remaining unrecognized stock-based compensation amounts for such grants.

Tender Offer.    On April 3, 2012, we completed a tender offer (which we refer to as the Tender Offer) for our Common Stock and repurchased 5,769,230 shares at a price of $26.00 per share for a total cost of $150,759, which includes $759 of costs directly attributable to the purchase. The Tender Offer represented an opportunity for WebMD to return capital to stockholders who elected to tender their shares of WebMD Common Stock, while stockholders who chose not to participate in the Tender Offer automatically increased their relative percentage interest in our company at no additional cost to them.

Stock Repurchase Program.    During the three months ended March 31, 2012, we repurchased 15,600 shares at an aggregate cost of $415 through our stock repurchase programs. During the three months ended March 31, 2013, we repurchased 45,166 shares at an aggregate cost of $712 through our stock repurchase program.

Auction Rate Securities.    Effective April 20, 2010, we entered into an agreement pursuant to which we sold our holdings of auction rate securities (which we refer to as ARS), for an aggregate of $286,399. Under the terms of the agreement, we retained an option (which we refer to as the ARS Option), for a period of two years from the date of the agreement: (a) to repurchase from the purchaser the same principal amount of any or all of the various series of ARS sold, at the agreed upon purchase prices received on April 20, 2010; and (b) to receive from the purchaser additional proceeds upon certain redemptions of the various series of ARS sold. We received cash proceeds of $9,269 and recorded a pre-tax gain of $8,074 related to the ARS Option during the three months ended March 31, 2012. As of March 31, 2012, we no longer had any remaining positions related to the ARS Option and will receive no further cash proceeds.

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

We adopted ASU 2009-13 on a prospective basis for arrangements entered into or materially modified on or subsequent to January 1, 2011. Beginning January 1, 2011, pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple deliverables, we allocate revenue to each deliverable based on relative selling price. The selling price for a deliverable is based on vendor specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or best estimate of selling price if neither VSOE nor TPE is available. We then recognize revenue on each deliverable in accordance with our revenue recognition policies over the period that delivery occurs. VSOE of selling price is based on the price charged when the deliverable is sold separately. In determining VSOE, we require that a substantial majority of the selling prices fall within a reasonable range based on historical pricing trends for specific products and services. TPE is based on competitor prices of similar deliverables when sold separately. We are generally not able to determine TPE of selling price as we are unable to reliably determine what competitors’ selling prices are for comparable services, combined with the fact that our services often contain unique features and customizations such that comparable services do not exist. The determination of best estimate of selling price is a judgmental process that considers multiple factors including, but not limited to, recent selling prices and related discounting practices for each service, market conditions, customer classes, sales channels and other factors.

For contracts that contained multiple deliverables that were entered into prior to January 1, 2011, revenue was allocated to each deliverable based on its relative fair value, which was determined using VSOE. In certain instances where fair value did not exist for all the elements, the amount of revenue allocated to the delivered elements equaled the total consideration less the fair value of the undelivered elements to the extent VSOE existed for the undelivered elements. In instances where fair value did not exist for the undelivered elements, the entire consideration was recognized over the period that the last element was delivered.

The adoption of ASU 2009-13 did not have a material impact to our consolidated financial statements.

•

Long-Lived Assets.    Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on fair value using exit price and market participant view, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill and indefinite-lived intangible assets, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill and indefinite-lived intangible assets, whenever indicators of impairment are present. We evaluate the carrying value of goodwill and indefinite-lived intangible assets annually, or whenever indicators of impairment are present. We test goodwill for impairment at the reporting unit level only when, after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value. Long-lived assets held for sale are reported at the lower of cost or fair value less cost to sell. There was no impairment of goodwill or indefinite-lived intangible assets noted as a result of our impairment testing in 2012.

•

Fair Value of Investments in Auction Rate Securities.    Through April 20, 2010, we held investments in ARS which were backed by student loans, 97% guaranteed under the Federal Family Education Loan Program (FFELP), and had credit ratings of AAA or Aaa when purchased. Historically, the fair value of these ARS holdings approximated par value due to the frequent auction periods, generally every 7 to 28 days, which provided liquidity to these investments. However, since February 2008, substantially all auctions involving these securities have been unsuccessful.

Effective April 20, 2010, we entered into an agreement pursuant to which we sold all of our holdings of ARS for an aggregate of $286,399. Under the terms of the agreement, we retained the ARS Option for a period of two years from the date of the agreement: (a) to repurchase from the purchaser the same principal amount of any or all of the various series of ARS sold, at the agreed upon purchase prices received on April 20, 2010; and (b) to receive additional proceeds from the purchaser upon certain redemptions of the various series of ARS sold. From April 20, 2010 until March 31, 2012, the ARS Option was classified as a Level 3 asset as its valuation required substantial judgment. The historical redemption activity of the specific ARS underlying the ARS Option was the most significant assumption used to determine the estimated value of the ARS Option. We were required to reassess the value of the ARS Option at each reporting period and changes in value were recorded within the statement of operations. During the three months ended March 31, 2012, we recognized a gain of $8,074, and received cash proceeds of $9,269 related to the ARS Option. In the aggregate, we received total cash proceeds of $41,302 through the ARS Option during the period from April 20, 2010 through March 31, 2012. As of March 31, 2012, we no longer had any remaining positions related to the ARS Option.

•

Stock-Based Compensation.    Stock-based compensation expense for all share-based payment awards granted is determined based on the grant date fair value. The grant date fair value for stock options is estimated using the Black-Scholes Option Pricing Model. We recognize these compensation costs net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment awards. As of March 31, 2013, there was approximately $53,300 of unrecognized stock-based compensation expense (net of estimated forfeitures) related to unvested stock options and restricted stock awards held by employees, which is expected to be recognized over a weighted-average period of approximately 2.3 years, related to our stock-based compensation plans.

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

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2013		2012
	$	%(a)	$	%(a)
Revenue	$112,762	100.0	$106,947	100.0
Cost of operations	46,943	41.6	53,471	50.0
Sales and marketing	30,933	27.4	30,103	28.1
General and administrative	23,534	20.9	29,022	27.1
Depreciation and amortization	6,853	6.1	6,930	6.5
Interest income	21	—	11	—
Interest expense	5,832	5.2	5,836	5.5
Gain on investments	—	—	8,074	7.5
Other expense	—	—	1,200	1.1

Net loss before income tax provision (benefit)	(1,312)	(1.2)	(11,530)	(10.8)
Income tax provision (benefit)	226	0.2	(3,753)	(3.5)

Net loss	$(1,538)	(1.4)	$(7,777)	(7.3)

(a)	Amounts may not add due to rounding.

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

General and administrative expense consists primarily of salaries and related expenses, and non-cash stock-based compensation expense for administrative, finance, legal, information technology, human resources and executive personnel. Also included in general and administrative expense are costs of general insurance and professional services expenses.

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

The following table is a summary of our non-cash expenses included in the respective statements of operations captions:

	Three Months Ended March 31,
	2013	2012
Stock-based compensation expense included in:
Cost of operations	$1,870	$2,757
Sales and marketing	2,523	2,161
General and administrative	5,544	11,982

Total stock-based compensation expense	$9,937	$16,900

Three Months Ended March 31, 2013 and 2012

The following discussion is a comparison of our results of operations for the three months ended March 31, 2013 and 2012.

Revenue

Our total revenue increased 5.4% to $112,762 from $106,947 in the prior year period. This increase is primarily due to higher revenue from our public portals. A more detailed discussion regarding changes in revenue is included below under “— Supplemental Financial and Operating Information.”

Costs and Expenses

Cost of Operations.    Cost of operations decreased to $46,943 for the three months ended March 31, 2013 from $53,471 in the prior year period. As a percentage of revenue, cost of operations was 41.6% for the three months ended March 31, 2013, compared to 50.0% for the prior year period. Included in cost of operations in the three months ended March 31, 2013 was non-cash expense related to stock-based compensation of $1,870 compared to $2,757 in the prior year period. Cost of operations excluding such non-cash expense was $45,073 or 40.0% of revenue for the three months ended March 31, 2013, compared to $50,714 or 47.4% of revenue for the prior year period. The decrease in absolute dollars and as a percentage of revenue for the three months ended March 31, 2013 compared to the prior year was due to our ability to deliver the 5.4% increase in revenue with a reduced cost structure resulting from the restructuring actions taken in December 2012.

Sales and Marketing.    Sales and marketing expense increased to $30,933 for the three months ended March 31, 2013 from $30,103 in the prior year period. As a percentage of revenue, sales and marketing expense was 27.4% in the first quarter of 2013, compared to 28.1% in the first quarter of 2012. Included in sales and marketing expense was non-cash expense related to stock-based compensation of $2,523 and $2,161 in the first quarters of 2013 and 2012, respectively. Sales and marketing expense, excluding such non-cash expenses, was $28,410 or 25.2% of revenue for the three months ended March 31, 2013, compared to $27,942 or 26.1% of revenue for the prior year period. The increase in absolute dollars was primarily attributable to an increase in marketing expenses and an increase in certain compensation related costs attributable to the higher revenue in the first quarter of 2013 compared to the prior year period. The decrease as a percentage of revenue, excluding the non-cash expenses discussed above, for 2013 compared to 2012 was primarily due to the increase in our revenue of 5.4% without a commensurate increase in our sales and marketing expenses as certain of these expenses are fixed in nature.

General and Administrative.    General and administrative expense decreased to $23,534 for the three months ended March 31, 2013, from $29,022 in the prior year period. As a percentage of revenue, general and administrative expense was 20.9% in the three months ended March 31, 2013, compared to 27.1% in the prior year period. Included in general and administrative expense in the first quarters of 2013 and 2012 was non-cash stock-based compensation expense of $5,544 and $11,982, respectively. The decrease in non-cash stock-based compensation expense was primarily due to the voluntary surrender of stock options by certain of our officers and directors during the three months ended March 31, 2012 and the related acceleration of the unrecognized stock-based compensation expense associated with those options in the prior year period for which there was no comparable expense during the three months ended March 31, 2013. General and administrative expense, excluding such non-cash expense, was comparable to the prior year period as a percentage of revenue at $17,990 or 16.0% of revenue for the three months ended March 31, 2013, compared to $17,040 or 15.9% of revenue for the prior year period.

Depreciation and Amortization.    Depreciation and amortization expense was $6,853 for the three months ended March 31, 2013, compared to $6,930 in the same period last year.

Interest Income.    Interest income increased to $21 for the three months ended March 31, 2013 from $11 in the same period last year.

Interest Expense.    Interest expense was $5,832 for the three months ended March 31, 2013, which was consistent with $5,836 in the same period last year. Interest expense for both the 2013 and 2012 quarters included non-cash interest expense of $1,082 related to the amortization of issuance costs.

Gain on Investments.    During the three months ended March 31, 2012, we recorded a gain on investments of $8,074 related to adjustments in the value of our ARS Option. See “— Introduction — Background Information on Certain Significant Developments and Transactions — Auction Rate Securities” for additional information.

Other Expense.    Other expense was $1,200 for the three months ended March 31, 2012 and represents cash severance and related expenses due to the resignation of our former Chief Executive Officer, and the related search and recruitment of our new Chief Executive Officer, during that period.

Income Tax Provision (Benefit).    The income tax provision was $226 for the three months ended March 31, 2013, compared to an income tax benefit of $3,753 for the three months ended March 31, 2012. The income tax provision of $226 during the three months ended March 31, 2013, based on a pre-tax loss of $1,312 during this period, was primarily the result of certain expenses that are not deductible for tax purposes.

Supplemental Financial and Operating Information

The following table and the discussion that follows presents information for groups of revenue based on similar services we provide, as well as information related to a non-GAAP performance measure that we use to monitor the performance of our business and which we refer to as “Earnings before interest, taxes, non-cash and other items” or “Adjusted EBITDA.” Due to the fact that Adjusted EBITDA is a non-GAAP measure, we have also included a reconciliation from Adjusted EBITDA to net loss.

	Three Months Ended March 31,
	2013	2012
Revenue
Public portal advertising and sponsorship	$93,438	$87,776
Private portal services	19,324	19,171

	$112,762	$106,947

Earnings before interest, taxes, non-cash and other items (Adjusted EBITDA)	$21,289	$11,251
Interest, taxes, non-cash and other items
Interest income	21	11
Interest expense	(5,832)	(5,836)
Income tax (provision) benefit	(226)	3,753
Depreciation and amortization	(6,853)	(6,930)
Non-cash stock-based compensation	(9,937)	(16,900)
Gain on investments	—	8,074
Other expense	—	(1,200)

Net loss	$(1,538)	$(7,777)

The following discussion is a comparison of the results of operations for our two groups of revenue and our Adjusted EBITDA for the three months ended March 31, 2013 and 2012.

Public Portal Advertising and Sponsorship.    Public portal advertising and sponsorship revenue was $93,438 in the three months ended March 31, 2013, an increase of $5,662 or 6.5% from the three months ended March 31, 2012. This increase was attributable to an increase in advertising of certain of our customers, particularly our biopharmaceutical advertisers. For a more detailed discussion, see “Introduction — Background Information on Certain Trends and Developments Affecting Our Business — Recent Developments Affecting Our Business and the Demand for Our Services.” Although there were changes made to simplify our pricing structure, any actual changes to prices did not have a significant impact on the increase in revenue during the three months ended March 31, 2013.

Private Portal Services.    Private portal services revenue was $19,324 in the three months ended March 31, 2013, an increase of $153 from the three months ended March 31, 2012. In general, pricing remained relatively stable for our private portal services and was not a significant source of the revenue increase. The number of customers using our private portal platform at March 31, 2013 was 106 compared to 118 customers using our private portal platform at March 31, 2012.

Adjusted EBITDA.    Adjusted EBITDA increased to $21,289 or 18.9% of revenue in the three months ended March 31, 2013 from $11,251 or 10.5% of revenue in the prior year period. This increase as a percentage of revenue was primarily due to the higher revenue in 2013, combined with lower operating expenses as a result of the restructuring activities that took place in December 2012.

Explanatory Note Regarding Adjusted EBITDA.    Adjusted EBITDA is a non-GAAP financial measure and should be viewed as supplemental to, and not as an alternative for, net income or loss calculated in accordance with GAAP. Our management uses Adjusted EBITDA as an additional measure of performance for purposes of business decision-making, including developing budgets, managing expenditures, and evaluating potential acquisitions or divestitures. Period-to-period comparisons of Adjusted EBITDA help our management identify additional trends in financial results that may not be shown solely by period-to-period comparisons of net income or loss. We believe that the presentation of Adjusted EBITDA is useful to investors in their analysis of our results for reasons similar to the reasons why our management finds it useful and because it helps facilitate investor understanding of decisions made by our management in light of the performance metrics used in making those decisions. In addition, we believe that providing Adjusted EBITDA, together with a reconciliation of Adjusted EBITDA to net income or loss, helps investors make comparisons between us and other companies that may have different capital structures, different effective income tax rates and tax attributes, different capitalized asset values and/or different forms of employee compensation. Please see the “Explanation of Non-GAAP Financial Information” filed as Exhibit 99.1 to this Quarterly Report for additional background information regarding our use of Adjusted EBITDA. Exhibit 99.1 is incorporated in this MD&A by reference.

Liquidity and Capital Resources

As of March 31, 2013, we had $999,221 of cash and cash equivalents, and working capital of $978,539. Our cash and cash equivalents and working capital are affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, the timing of interest payments related to our convertible debt, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities in the first quarter of 2013 was $11,045, which related to a net loss of $1,538, adjusted for the non-cash income tax benefit of $99 related to deferred income taxes, and other non-cash expenses of $17,872, which include depreciation and amortization expense, non-cash interest expense and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities resulted in a decrease in cash of $5,190, primarily due to cash used as a result of a decrease in accrued liabilities of $14,850 and an increase in prepaid and other assets of $193 offset by cash provided by a decrease in accounts receivable of $4,809 and an increase in deferred revenue of $5,044.

Cash provided by operating activities in the first quarter of 2012 was $15,529, which related to a net loss of $7,777, adjusted for the gain on investments of $8,074, the non-cash income tax benefit of $3,971 related to deferred income taxes, and other non-cash expenses of $24,912, which include depreciation and amortization expense, non-cash interest expense and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities resulted in an increase in cash of $10,439, primarily due to cash provided by a decrease in accounts receivable of $23,890 and an increase in deferred revenue of $2,266 offset by cash used as a result of a decrease in accrued liabilities of $11,694 and an increase in prepaid and other assets of $4,023.

Cash used in investing activities was $2,876 in the first quarter of 2013, compared to cash provided by investing activities of $5,892 in the first quarter of 2012. We used $2,876 in connection with purchases of property and equipment in the first quarter of 2013 compared to $3,377 of purchases of property and equipment in the prior year period. In the first quarter of 2012, we also received $9,269 related to our ARS Option.

Cash used in financing activities was $783 in the first quarter of 2013, compared to cash used in financing activities of $572 in the first quarter of 2012. Cash used in financing activities in the first quarter of 2013 related to $1,281 used for the repurchase of our Common Stock and $174 used for withholding taxes on stock-based awards. Cash used in financing activities in the first quarter of 2012 related to $911 used for withholding taxes on stock-based awards and $415 used for the repurchase of our Common Stock. Cash provided by financing activities in the first quarter of 2013 included $672 of proceeds received from the exercise of stock options compared to $754 in the first quarter of 2012.

Potential future uses of cash include repurchases of our Common Stock and our anticipated capital expenditure requirements for 2013, which we currently estimate to be approximately $25,000 and which relate to improvements that will be deployed across our public and private portal Websites in order to enable us to service future growth in unique users and page views, as well as to create new sponsorship areas for our customers, and to improve the systems used to provide our private portal applications.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued an update to the existing guidance for impairment testing of indefinite-lived intangible assets, other than goodwill, similar to previously issued guidance for impairment testing of goodwill. The update simplifies how a company tests indefinite-lived intangible assets for impairment by allowing both public and nonpublic entities an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an indefinite-lived intangible asset is impaired. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity may also elect not to perform the qualitative assessment and proceed directly to the two-step quantitative impairment test. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, which for the Company was the first quarter of 2013. The adoption of this amendment did not have an impact on our financial condition, results of operations or cash flows.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal and maintain adequate liquidity.

Our cash and money market investments, which were approximately $999 million at March 31, 2013, are not subject to changes in interest rates.

The 2.50% Notes and the 2.25% Notes have fixed interest rates; therefore, changes in interest rates will not impact our results of operations or financial position.

ITEM 4.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Interim Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2013. Based on that evaluation, the Interim Chief Executive Officer and the Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of March 31, 2013.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Interim Chief Executive Officer and the Chief Financial Officer, concluded that there were no changes in WebMD’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.    Legal Proceedings

The information relating to legal proceedings contained in Note 6 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report is incorporated herein by this reference.

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

A significant portion of the traffic to The WebMD Health Network is directed to us through algorithmic search results on Internet search engines and, if we are listed less prominently in search result listings, our business and operating results could be harmed

A significant portion of the traffic to The WebMD Health Network is directed to us through the algorithmic search results on Internet search engines such as Google. Algorithms are used by search engines to determine the listings, and the order of such listings, displayed in response to specific searches. Accordingly, in addition to providing quality content and tools, we seek to design our Websites to deliver that content and tools in ways that will cause them to rank well in algorithmic search engine results, which makes it more likely that search engine users will visit our Websites. This is commonly referred to as search engine optimization, or SEO. However, there can be no assurance that our SEO efforts will succeed in improving the ranking of our content or, even if they do result in such improvement, that the improved ranking will result in increased numbers of users and page views for our Websites. In addition, search engines frequently change the criteria that determine site rankings in their search results and our SEO efforts will not be successful if we do not respond to those changes appropriately and on a timely basis. Although our overall page views increased during the first quarter of 2013, the page views on some of the consumer sites in The WebMD Health Network (other than WebMD.com, our flagship site) were significantly reduced in that quarter and we believe that this resulted from some changes by Google in its algorithms and other processes that lowered the ranking of those sites in Google search results. Search engine providers may also prioritize search results generated by certain types of queries, including health-related queries, based on criteria they select or may otherwise intermediate in the search results generated, which could, in some circumstances, reduce the ranking that would otherwise be provided to our Websites and increase the ranking of other sites. If we are unable to respond effectively to changes made by search engine providers in their algorithms and other processes, a substantial decrease in traffic to The WebMD Health Network could occur, which could cause our revenue to decrease and have a material adverse effect on our results of operations.

Increasingly, individuals are using mobile devices to access online content and services and, if we fail to capture a significant share of this portion of the market for online health information services or fail to generate revenue from it, our business could be adversely affected

The number of people who access online content and services through smartphones, tablets and other mobile devices has increased dramatically in the past few years, including the number of physicians and other healthcare professionals who do so. Accordingly, the portion of our page views from mobile devices has increased rapidly and is expected to continue to increase. In addition, during 2012 and the first quarter of 2013, we experienced a decline in page views from desktop computers as the usage from mobile devices has increased. New devices and new platforms continue to be developed and released. To compete in this area, we must develop health information services for mobile devices that users find engaging, that work with a variety of mobile operating systems and networks, and that achieve a high level of market acceptance. If we fail to capture a significant share of this increasingly important portion of the market for online health information services (including the market for information services for physicians and other healthcare professionals), it could adversely affect our business. It is difficult to predict the problems we may encounter in developing and maintaining mobile services and we may need to devote significant resources to their creation, maintenance and support.

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

The time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program, as well as the additional time period before our services are delivered, may be longer than expected, especially for medium-sized and larger contracts, and may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals, including internal approvals relating to compliance with the laws and regulations applicable to the marketing of healthcare products. We have experienced, from time to time, a lengthening of this internal review process by pharmaceutical and biotechnology companies, which has resulted in delays in contracting as well as delays in recognizing expected revenue under executed contracts and which may continue to cause such delays. Other factors that could affect the timing of contracting for specific programs with advertisers and sponsors, or receipt of revenue under such contracts, include:

•	the timing of Food and Drug Administration (FDA) approval for new products or for new approved uses for existing products;

•	the timing of FDA approval of generic products that compete with existing brand name products and any increase in the number or significance of such approvals;

•	the timing of withdrawals of products from the market;

•	consolidation of companies in the pharmaceutical and biotechnology industries;

•	the timing of rollouts of new or enhanced services on our public portals;

•	seasonal factors relating to the prevalence of specific health conditions and other seasonal factors that may affect the timing of promotional campaigns for specific products; and

•	the scheduling of conferences for physicians and other healthcare professionals.

Some of our pharmaceutical company customers have experienced patent expirations for certain of their products in the past two years and some are expected to experience patent expirations over the next several years. In the pharmaceutical industry, patent expirations allow for competition from lower-priced generic versions of the patented drugs and generally result in the termination of marketing efforts for the drug. In addition, we believe that these patent expirations have led to, and may continue to lead to, significant overall reductions in marketing, selling and educational expenditures by some of these pharmaceutical companies across their entire product portfolios, as well as delays in their budgeting and purchase decisions, as companies deal with both the ongoing and anticipated impact of patent expirations across their businesses as well as greater than expected delays in new product launches.

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

Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies

The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Existing and new laws and regulations affecting the healthcare industry could create unexpected liabilities for us, could cause us to incur additional costs and could restrict our operations. Many healthcare laws are complex, and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services that we provide. However, these laws and regulations may nonetheless be applied to our products and services. Our failure to accurately anticipate the application of these laws and regulations, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our business. Even in areas where we are not subject to healthcare regulation directly, we may become involved in governmental actions or investigations through our relationships with customers that are regulated, and participation in such actions or investigations, even if we are not a party and not the subject of an investigation, may cause us to incur significant expenses. Some of the risks we face from healthcare regulation are as follows:

•

Regulation of Drug and Medical Device Advertising and Promotion.    The WebMD Health Network provides services involving advertising and promotion of prescription and over-the-counter drugs and medical devices and claims of nutritional supplements. If the FDA or the Federal Trade Commission (FTC) finds that any of our products and services or any information on The WebMD Health Network, in our mobile applications, or in WebMD Magazine violates applicable regulations, they may take regulatory or judicial action against us and/or the advertiser or sponsor of that information. State attorneys general may take similar action based on their state’s consumer protection statutes. Any increase or change in regulation of drug or medical device advertising and promotion could make it more difficult for us to contract for sponsorships and advertising. The Food and Drug Administration Safety and Innovation Act (FDASIA) directs the FDA to issue guidance, no later than July 9, 2014, regarding the use of the Internet to promote FDA-regulated medical products. We cannot predict what the FDA’s policy towards Internet promotion will be, or what actions the FDA or industry participants may take in the future. Recent private industry initiatives have resulted in voluntary restrictions, which advertisers and sponsors have agreed to follow. Advertising restrictions apply not only to our business in the United States but also to our operations in Europe. Our European Websites belonging to The WebMD Health Network must comply with the national laws of the respective countries whose physicians they address. Under these European laws, there are several restrictions regarding advertising of drugs or medical devices. There are, in particular, broad prohibitions on the advertising of prescription or reimbursed drugs to the general public, the use of indirect or disguised marketing, and the offering and providing of gifts or benefits with promotional purpose which are not only of minor value. If the relevant European national competent authorities find that any of our products and services, or any information on our Websites or in our mobile applications, violated applicable regulations, they may take regulatory or judicial action against us and/or the advertisers or sponsors of that information. Moreover, our competitors, or even competitors of advertisers and sponsors, may take actions against us and/or advertisers or sponsors of the information. Our advertising and sponsorship revenue could be materially reduced by additional restrictions on the advertising of prescription drugs and medical devices to consumers, whether imposed by law or regulation or required under policies adopted by industry members.

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

Other Risks Applicable to Our Company and to Ownership of Our Securities

Recent and pending management changes may disrupt our operations and our ability to recruit and retain other personnel

The Chief Executive Officer position at our company is currently held by an Interim Chief Executive Officer, while our Board conducts a search for a new Chief Executive Officer. Changes in senior management and uncertainty regarding pending changes may disrupt our operations and may impair our ability to recruit and retain other needed personnel. Any such disruption or impairment may have an adverse effect on our business.

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

Third parties may claim that we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from providing certain services, which may harm our business

We have been, and may continue to be, subject to claims that we are misappropriating or infringing intellectual property or other proprietary rights of others. These claims, even if not meritorious, may be expensive to defend and divert management’s attention from our operations. If we become liable to third parties for infringing these rights, we could be required to pay a substantial damage award and to develop non-infringing technology, obtain a license or cease selling the products or services that use or contain the infringing intellectual property. We may be unable to develop non-infringing products or services or obtain a license on commercially reasonable terms, or at all. We may also be required to indemnify our customers if they become subject to third-party claims relating to intellectual property that we license or otherwise provide to them, which could be costly.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by WebMD during the three months ended March 31, 2013 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
1/1/13 - 1/31/13	51,138	$15.86	45,166	$61,460,556
2/1/13 - 2/28/13	1,815	$17.22	—	$61,460,556
3/1/13 - 3/31/13	29,417	$24.30	—	$61,460,556

Total	82,370	$18.90	45,166

(1)	Includes the following number of shares withheld from WebMD Restricted Common Stock that vested during the respective periods in order to satisfy withholding tax requirements related to the vesting of the awards: 5,972 in January, 1,815 in February and 29,417 in March. The value of these shares was determined based on the closing price of WebMD Common Stock on the date of vesting.

(2)	In August 2011, a stock repurchase program (the “Program”) was established through which WebMD was authorized to use up to $75,000,000 to purchase shares of its Common Stock. During October 2011, WebMD’s Board of Directors authorized a $75,000,000 increase to the Program. For additional information see Note 4 to the Consolidated Financial Statements included in this Quarterly Report.

ITEM 6.    Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBMD HEALTH CORP.

By:	/s/ PETER ANEVSKI
Peter Anevski
Executive Vice President and
Chief Financial Officer

Date: May 10, 2013

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))

3.3	Certificate of Designations for Series A Junior Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2011, as amended on November 7, 2011)

10.1	Letter Amendment, dated as of March 5, 2013, between the Registrant and William Pence (incorporated by reference to Exhibit 10.73 to Amendment No. 1, filed April 30, 2013, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012)*

10.2	Letter Amendment, dated as of March 5, 2013, between the Registrant and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.74 to Amendment No. 1, filed April 30, 2013, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012)*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Section 1350 Certification of Chief Executive Officer of Registrant

32.2	Section 1350 Certification of Chief Financial Officer of Registrant

99.1	Explanation of Non-GAAP Financial Measures

100.INS	XBRL Instance Document

100.SCH	XBRL Taxonomy Extension Schema Document

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

100.LAB	XBRL Taxonomy Extension Label Linkbase Document

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Agreement relates to executive compensation.

E-1