Form 10-Q
period 2013-06-30
WebMD Health Corp.
filed 2013-08-09
CIK 1326583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Yes  ☐        No  ☑

As of August 2, 2013, the Registrant had 50,376,823 shares of Common Stock (including unvested shares of restricted Common Stock).

WEBMD HEALTH CORP.

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2013

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. The following important risks and uncertainties could affect our future results, causing those results to differ materially from those expressed in our forward-looking statements:

•	failure to achieve sufficient levels of usage of our public and private portals and mobile platforms;

•	failure to attract sufficient consumers and healthcare professionals to our public portals and mobile platforms, including as a result of existing and new competitors for those audiences;

•	competition for advertisers and sponsors for our public portals and mobile platforms;

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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other factors, including unknown or unpredictable ones, also could have material adverse effects on our future results. The information in this Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 and our other filings with the Securities and Exchange Commission since that filing.

The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report. Except as required by law or regulation, we do not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

iii

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2013	December 31, 2012

ASSETS	(unaudited )
Current assets:
Cash and cash equivalents	$1,026,139	$991,835
Accounts receivable, net of allowance for doubtful accounts of $1,311 at June 30, 2013 and $1,304 at December 31, 2012	103,793	106,622
Prepaid expenses and other current assets	17,520	13,882
Deferred tax assets	10,232	10,328

Total current assets	1,157,684	1,122,667
Property and equipment, net	61,223	66,604
Goodwill	202,104	202,104
Intangible assets, net	14,970	16,105
Deferred tax assets	52,711	56,039
Other assets	24,182	27,106

TOTAL ASSETS	$1,512,874	$1,490,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$53,338	$64,256
Deferred revenue	98,325	92,176
Liabilities of discontinued operations	1,506	1,506

Total current liabilities	153,169	157,938
2.25% convertible notes due 2016	400,000	400,000
2.50% convertible notes due 2018	400,000	400,000
Other long-term liabilities	22,498	22,698

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 650,000,000 shares authorized; 62,437,992 shares issued at June 30, 2013 and December 31, 2012	624	624
Additional paid-in capital	9,484,044	9,489,099
Treasury stock, at cost; 12,858,263 shares at June 30, 2013 and 13,425,144 shares at December 31, 2012	(422,253)	(453,453)
Accumulated deficit	(8,525,208)	(8,526,281)

Stockholders’ equity	537,207	509,989

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,512,874	$1,490,625

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$125,317	$112,668	$238,079	$219,615
Cost of operations	51,596	54,243	98,539	107,714
Sales and marketing	31,422	31,822	62,355	61,925
General and administrative	24,282	21,746	47,816	50,768
Depreciation and amortization	6,635	6,713	13,488	13,643
Interest income	17	34	38	45
Interest expense	5,832	5,832	11,664	11,668
Gain on investments	—	—	—	8,074
Other expense	1,353	1,097	1,353	2,297

Income (loss) from continuing operations before income tax provision (benefit)	4,214	(8,751)	2,902	(20,281)
Income tax provision (benefit)	1,603	(2,649)	1,829	(6,402)

Income (loss) from continuing operations	2,611	(6,102)	1,073	(13,879)
Income from discontinued operations, net of a tax benefit of $887 for the three and six months ended June 30, 2012	—	508	—	508

Net income (loss)	$2,611	$(5,594)	$1,073	$(13,371)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.05	$(0.12)	$0.02	$(0.26)
Income from discontinued operations	—	0.01	—	0.01

Net income (loss)	$0.05	$(0.11)	$0.02	$(0.25)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.05	$(0.12)	$0.02	$(0.26)
Income from discontinued operations	—	0.01	—	0.01

Net income (loss)	$0.05	$(0.11)	$0.02	$(0.25)

Weighted-average shares outstanding used in computing per share amounts:
Basic	49,315	49,615	49,161	52,692

Diluted	50,925	49,615	50,175	52,692

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$1,073	$(13,371)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(508)
Depreciation and amortization	13,488	13,643
Non-cash interest, net	2,163	2,163
Non-cash stock-based compensation	21,161	26,281
Deferred income taxes	856	(6,870)
Gain on investments	—	(8,074)
Changes in operating assets and liabilities:
Accounts receivable	2,829	24,501
Prepaid expenses and other, net	(3,060)	(4,469)
Accrued expenses and other long-term liabilities	(10,665)	(9,128)
Deferred revenue	6,149	1,230

Net cash provided by operating activities	33,994	25,398

Cash flows from investing activities:
Proceeds received from ARS option	—	9,269
Purchases of property and equipment	(7,367)	(16,606)

Net cash used in investing activities	(7,367)	(7,337)

Cash flows from financing activities:
Proceeds from exercise of stock options	10,340	816
Cash used for withholding taxes due on stock-based awards	(1,745)	(1,958)
Purchases of treasury stock	(1,281)	(173,910)
Excess tax benefit on stock-based awards	363	—

Net cash provided by (used in) financing activities	7,677	(175,052)

Net increase (decrease) in cash and cash equivalents	34,304	(156,991)
Cash and cash equivalents at beginning of period	991,835	1,121,217

Cash and cash equivalents at end of period	$1,026,139	$964,226

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

The Company provides health information services to consumers, physicians and other healthcare professionals, employers and health plans through its public and private online portals, mobile platforms and health-focused publications. The WebMD Health Network includes: www.WebMD.com, the Company’s primary public portal for consumers and related mobile services; www.Medscape.com, the Company’s primary public portal for physicians and other healthcare professionals and related mobile services; and other sites through which the Company provides branded content. WebMD’s services for consumers enable them to obtain information on health and wellness topics or on a particular disease or condition, to assess their personal health status, to use online trackers, tools and quizzes, to locate physicians, to receive periodic e-mailed newsletters and alerts on topics of individual interest, and to participate in online communities with peers and experts. WebMD’s services for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (“CME”) credit and communicate with peers. The Company does not charge any usage, membership or download fees for access to its public portals or mobile platforms. WebMD generates revenue from its public portals and mobile platforms primarily through the sale of various types of advertising and sponsorship programs to its clients, which include: pharmaceutical, biotechnology and medical device companies; healthcare services companies; consumer products companies whose products relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention; and various other businesses, organizations and governmental entities. Advertisers and sponsors use WebMD’s services to reach, educate and inform target audiences of consumers, physicians and other healthcare professionals. The Company also generates revenue from advertising sold in WebMD Magazine, a consumer magazine distributed to physician office waiting rooms. In addition, the Company generates revenue from the sale of certain information products. WebMD’s private portals enable employers and health plans to provide their employees and members with access to personalized health and benefit information and decision-support tools that help them to make more informed benefit, treatment and provider decisions and motivate them to make healthier lifestyle choices. The Company also provides health and condition management programs for use by its private portals clients’ employees and members to help them achieve their wellness goals. In addition, WebMD offers clients telephonic, online and onsite health coaching services for their employees and members. The Company generates revenue from its private portals through the licensing of its technology and content to employers and health plans, either directly or through its distributors. WebMD offers its health coaching services and its health and condition management programs on a per participant basis.

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results to be expected for any subsequent period or for the entire year ending December 31, 2013. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

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

The following table presents the revenues recognized related to the Company’s public portals and private portals during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Public portal revenues	$105,783	$93,744	$199,221	$181,520
Private portal revenues	19,534	18,924	38,858	38,095

	$125,317	$112,668	$238,079	$219,615

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Income (loss) from continuing operations — Basic and Diluted	$2,611	$(6,102)	$1,073	$(13,879)

Income from discontinued operations, net of tax — Basic and Diluted	$—	$508	$—	$508

Denominator:
Weighted-average shares — Basic	49,315	49,615	49,161	52,692
Employee stock options and restricted stock	1,610	—	1,014	—

Adjusted weighted-average shares after assumed conversions — Diluted	50,925	49,615	50,175	52,692

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.05	$(0.12)	$0.02	$(0.26)
Income from discontinued operations	—	0.01	—	0.01

Net income (loss)	$0.05	$(0.11)	$0.02	$(0.25)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.05	$(0.12)	$0.02	$(0.26)
Income from discontinued operations	—	0.01	—	0.01

Net income (loss)	$0.05	$(0.11)	$0.02	$(0.25)

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has excluded its convertible notes, as well as certain outstanding stock options and restricted stock, from the calculation of diluted income (loss) per common share during the periods in which such securities were anti-dilutive. The following table presents the total weighted average number of potentially dilutive common shares that were excluded from the computation of diluted income (loss) per common share during the periods presented (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Options and restricted stock	5,768	11,576	9,091	11,553
Convertible notes	11,629	11,624	11,629	11,551

	17,397	23,200	20,720	23,104

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company did not have any Level 2 assets during the periods presented. The following table sets forth the Company’s Level 1 financial assets that were measured and recorded at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

	Fair Value Estimate Using:	June 30, 2013			December 31, 2012
		Amortized Cost Basis	Fair Value	Gross Unrealized Gains	Amortized Cost Basis	Fair Value	Gross Unrealized Gains
Cash and cash equivalents	Level 1	$1,026,139	$1,026,139	$—	$991,835	$991,835	$—

The following table reconciles the beginning and ending balances of the Company’s Level 3 assets, which consisted of the ARS Option:

Six Months Ended June 30, 2012
Fair value as of the beginning of the period	$1,195
Cash proceeds received	(9,269)
Gain included in earnings	8,074

Fair value as of the end of the period	$—

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For disclosure purposes, the Company is required to measure the outstanding value of its debt on a recurring basis. The following table presents the carrying value and estimated fair value (based on Level 1 market price data) of the Company’s convertible notes that were carried at historical cost as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2.25% Notes	$400,000	$395,000	$400,000	$374,000
2.50% Notes	400,000	378,500	400,000	351,000

4.    Stock Repurchase Program and Tender Offer

In August 2011, the Board of Directors established a stock repurchase program (the “Program”) through which the Company was authorized to use up to $75,000 to purchase shares of WebMD Common Stock, from time to time, in the open market through block trades or in private transactions, depending on market conditions and other factors. During October 2011, the Company’s Board of Directors authorized a $75,000 increase to the Program. During the six months ended June 30, 2013, the Company repurchased 45,166 shares at an aggregate cost of $712 under the Program. No shares were repurchased under the Program during the three months ended June 30, 2013. During the three and six months ended June 30, 2012, the Company repurchased 1,042,544 shares and 1,058,144 shares, respectively, at an aggregate cost of $22,786 and $23,201, respectively, under the Program. Also during the three months ended March 31, 2013, the Company paid cash of $569 related to the repurchase of 39,857 shares in 2012, that settled in 2013. As of June 30, 2013, $61,461 remained available for repurchases under the Program. Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying consolidated balance sheets.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Intangible Assets

Intangible assets consist of the following:

	June 30, 2013				December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life(a)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life(a)
Content	$15,954	$(15,954)	$—	—	$15,954	$(15,954)	$—	—
Customer relationships	34,057	(23,989)	10,068	5.0	34,057	(22,943)	11,114	5.5
Technology and patents	14,700	(14,700)	—	—	14,700	(14,700)	—	—
Trade names-definite lives	2,530	(2,092)	438	2.5	2,530	(2,003)	527	3.0
Trade names-indefinite lives	4,464	—	4,464	n/a	4,464	—	4,464	n/a

Total	$71,705	$(56,735)	$14,970		$71,705	$(55,600)	$16,105

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

Amortization expense was $568 and $1,135 during the three and six months ended June 30, 2013, respectively, and $657 and $1,313 during the three and six months ended June 30, 2012, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year Ending December 31:
2013 (July 1st to December 31st)	$1,136
2014	$2,271
2015	$2,260
2016	$2,059
2017	$1,513
Thereafter	$1,267

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

In August 2011, two federal securities class action complaints were filed in the United States District Court for the Southern District of New York. The two cases were consolidated under the caption In re WebMD Health Corp. Securities Litigation. A consolidated amended complaint (the “Complaint”) was filed, purporting to allege claims under the Securities Exchange Act of 1934 against the Company and certain of its officers on behalf of purchasers of the Company’s securities between February 23, 2011 and January 10, 2012. The defendants moved to dismiss the Complaint. In an Opinion and Order dated January 2, 2013, the Court dismissed all of the claims asserted in the Complaint. The Opinion and Order was entered as a final judgment on April 9, 2013 and no appeal has been taken.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 31, 2011, a shareholder derivative action entitled Solomon, et ano. v. Wygod, et al. was filed in the Supreme Court of the State of New York, New York County (the “State Court Derivative Action”). The State Court Derivative Action purported to assert claims on behalf of the Company, alleging breach of fiduciary duties, abuse of control, gross mismanagement, corporate waste and unjust enrichment by certain of the Company’s officers and directors. The State Court Derivative Action was voluntarily discontinued without prejudice pursuant to a stipulation so ordered on June 11, 2013.

In September and October 2011, three shareholder derivative actions were filed in the United States District Court for the Southern District of New York (the “Federal Derivative Action”). The three cases were consolidated under the caption In re WebMD Health Corp. Shareholder Derivative Litigation. The complaints in the Federal Derivative Action purported to assert claims on behalf of the Company against certain of its officers and directors for alleged violations of the federal securities laws, breaches of fiduciary duties, corporate waste and unjust enrichment. On May 14, 2013, the Court granted the plaintiffs’ motion to voluntarily dismiss the consolidated Federal Derivative Action without prejudice.

New Hampshire Insurance Company v. HLTH Corporation and Emdeon Practices Services, Inc.

On June 22, 2012, New Hampshire Insurance Company (“NHIC”) filed a claim against the Company in the Superior Court of the State of Delaware, Chancery Division, New Castle County, seeking repayment of the $5,000 advanced by NHIC under a directors and officers liability policy for the indemnification of former officers and directors of a former subsidiary of the Company related to the completed DOJ Investigation matter previously disclosed in the Company’s filings with the Securities and Exchange Commission. On July 31, 2013 NHIC agreed to the dismissal of its claim with prejudice without any payment or other consideration by the Company and the parties filed a joint Stipulation of Dismissal with the Court for its approval.

National Jewish Health v. WebMD Health Services Group, Inc. and WebMD Health Corp.

On October 25, 2012, National Jewish Health, a Colorado non-profit corporation, filed a complaint against the Company in United States District Court for the District of Colorado alleging copyright infringement, misappropriation of trade secrets, tortious interference with prospective business relations, and breach of contract. The allegations relate to a condition management program of the Company’s private portals. The complaint seeks injunctive relief, as well as damages of $8,000 to $10,000. The Court issued a Scheduling Order on February 11, 2013 and the parties have exchanged discovery requests. Under the terms of the Scheduling Order, discovery is scheduled to end on November 22, 2013. The Company believes the plaintiff’s claims are without merit and intends to vigorously defend against them. The Company is unable to predict the outcome of this action or to reasonably estimate the possible loss or range of loss, if any, arising from the claims asserted therein.

MyMedicalRecords, Inc. v. WebMD Health Corp. and WebMD Health Services, Corp.

On February 13, 2013, MyMedicalRecords, Inc. filed an action against the Company in the United States District Court in the Central District of California. The complaint alleged that the personal health record tool sold by WebMD Health Services Group, Inc. infringes U.S. Patent No. 8,301,466 issued on October 30, 2012. The complaint sought injunctive relief, as well as damages in unspecified amounts. Based on a review of the allegations set forth in the complaint, the Company believes that the plaintiff’s claims were without merit. Pursuant to an agreement between the parties, MyMedicalRecords dismissed the complaint without prejudice in order to enable the parties to try to resolve the matter without the timing constraints of the litigation. Because the dismissal is without prejudice, MyMedicalrecords retains the right to re-file the case.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Coverage Dispute with Stop Loss Carrier for Health Benefit Plan

The Company sponsors and maintains a self-insured group health and prescription benefit plan (the “Health Plan”) for its eligible employees and their dependents. The Company purchases stop loss insurance coverage to reimburse the Company for claims that exceed certain individual and/or aggregate claim amounts under the Health Plan. On May 7, 2013, the Company was advised that the former stop loss carrier for the Health Plan, Everest Reinsurance Company, was attempting to deny payment for certain medical claims under the Health Plan that were pending under the stop loss policy. These claims were incurred in 2011 and 2012 and had previously been approved by Horizon Blue Cross and Blue Shield of New Jersey, the third party claims administrator for the Health Plan appointed by the Company. The stop loss carrier has also threatened to seek reimbursement for certain claims it has previously approved and paid on account of the policy. The maximum amount of claims in dispute by the stop loss carrier is approximately $4,900, of which approximately $1,965 remains unpaid by the stop loss carrier. On June 27, 2013, the Company filed an action in the Supreme Court, State of New York, seeking payment from the stop loss carrier of the $1,965 in outstanding claims. Defendant’s answer is due to be filed on or before August 15, 2013. The Company is unable to predict the outcome of this dispute or to reasonably estimate the possible loss, if any, arising from this dispute and accordingly, no provision has been recorded in the accompanying financial statements related to this matter.

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

The 2005 Long-Term Incentive Plan (as amended, the “2005 Plan”) is the only existing plan under which future grants can be made. The maximum number of shares of the Company’s Common Stock that may be subject to awards under the 2005 Plan was 20,075,000 as of June 30, 2013, subject to adjustment in accordance with the terms of the 2005 Plan. The Company had an aggregate of 1,622,872 shares of Common Stock available for future grants under the 2005 Plan at June 30, 2013.

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

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value(1)
Outstanding at January 1, 2013	13,300,688	$26.24
Granted	503,500	20.79
Exercised	(521,270)	22.75
Cancelled	(1,663,527)	27.17

Outstanding at June 30, 2013	11,619,391	$26.03	6.7	$72,496

Vested and exercisable at the end of the period	6,056,012	$28.90	5.0	$26,127

(1)	The aggregate intrinsic value is based on the market price of the Company’s Common Stock on June 28, 2013, the last trading day in June 2013, which was $29.37, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on June 28, 2013.

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

	Six Months Ended June 30,
	2013	2012
Expected dividend yield	0.0%	0.0%
Expected volatility	0.43-0.46	0.42-0.45
Risk-free interest rate	0.55%-1.23%	0.58%-1.04%
Expected term (years)	4.5-5.1	4.4-5.1
Weighted average fair value of options granted during the period	$8.61	$8.80

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

	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2013	932,386	$31.69
Granted	269,000	24.83
Vested	(239,327)	32.71
Forfeited	(117,500)	23.95

Balance at June 30, 2013	844,559	$30.29

Proceeds received from the exercise of options to purchase shares of the Company’s Common Stock were $9,668 and $10,340 during the three and six months ended June 30, 2013, respectively, and $62 and $816 during the three and six months ended June 30, 2012, respectively. Additionally, in connection with the exercise of certain stock options and the vesting of restricted stock, the Company made payments of $1,571 and $1,745 during the three and six months ended June 30, 2013, respectively, and $1,047 and $1,958 during the three and six months ended June 30, 2012, respectively, related to employee statutory withholding taxes that were satisfied by withholding shares of Common Stock of equal value from the respective employees. The proceeds and payments described above are reflected within cash flows from financing activities within the accompanying consolidated statements of cash flows.

The intrinsic value related to stock options that were exercised, combined with the fair value of shares of restricted stock that vested, aggregated $5,954 and $8,675 for the three and six months ended June 30, 2013, respectively, and $1,448 and $6,212 for the three and six months ended June 30, 2012, respectively.

Other

Each year, the Company issues shares of its Common Stock to each WebMD non-employee director with a value equal to their annual board and committee retainers. The Company recorded $94 and $188 of stock-based compensation expense for the three and six months ended June 30, 2013, respectively, and $87 and $173 of stock-based compensation expense for the three and six months ended June 30, 2012, respectively, in connection with these issuances.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options	$7,247	$5,855	$13,861	$19,598
Restricted stock	3,883	3,439	7,112	6,510
Other	94	87	188	173

Total stock-based compensation expense	$11,224	$9,381	$21,161	$26,281

Included in:
Cost of operations	$1,471	$1,873	$3,341	$4,630
Sales and marketing	1,997	2,304	4,520	4,465
General and administrative	7,756	5,204	13,300	17,186

Total stock-based compensation expense	$11,224	$9,381	$21,161	$26,281

As of June 30, 2013, approximately $44,500 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 2.0 years, related to the Plans.

Tax benefits attributable to stock-based compensation represented 39% of stock-based compensation expense for all periods presented.

8.    Restructuring

On December 11, 2012, the Company announced a plan to streamline its operations, simplify its organizational structure, reduce costs and better focus its resources, which resulted in a reduction of the Company’s workforce. In connection with this reduction in workforce, the Company recorded a restructuring charge of $7,579 during the three months ended December 31, 2012 related to severance and other employee benefits that were provided to the terminated employees. The accrual related to this charge was $1,180 and $7,534 as of June 30, 2013 and December 31, 2012, respectively, and is reflected within accrued expenses in the accompanying consolidated balance sheets. The reduction in this accrual during the six months ended June 30, 2013 was the result of payments of the severance and related employee benefits.

9.    Other expense

For the three and six months ended June 30, 2013, other expense consisted of cash severance and related expenses due to the May 2013 departure of a Chief Executive Officer of the Company. For the three and six months ended June 30, 2012, other expense included cash severance and related expenses due to the January 2012 departure of a Chief Executive Officer of the Company, and the related search and recruitment of his replacement during that period.

10.     Subsequent Events

On August 1, 2013, the Company entered into a Second Amendment to the Rights Agreement, dated as of November 2, 2011, between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent. Pursuant to the Second Amendment, the final expiration date of the Rights Agreement occurred on August 1, 2013, which terminated the Rights Agreement and caused the Rights issued to WebMD stockholders pursuant to the Rights Agreement to expire at the close of business on that date.

On August 6, 2013, the Company announced its intention to commence a tender offer to purchase up to 5,000,000 shares of its Common Stock at a price of $34.00 per share. The tender offer is expected to commence within approximately one week of that announcement and to be open for 20 business days from the commencement, subject to a number of terms and conditions.

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

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of June 30, 2013.

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

Our Business.    We are a leading provider of health information services to consumers, physicians and other healthcare professionals, employers and health plans through our public and private online portals, mobile platforms and health-focused publications. The WebMD Health Network includes: www.WebMD.com, our primary public portal for consumers and related mobile services; www.Medscape.com, our primary public portal for physicians and other healthcare professionals and related mobile services; and other sites through which we provide branded content. Our services for consumers enable them to obtain information on health and wellness topics or on a particular disease or condition, to assess their personal health status, to use online trackers, tools and quizzes, to locate physicians, to receive periodic e-mailed newsletters and alerts on topics of individual interest, and to participate in online communities with peers and experts. Our services for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (which we refer to as CME) credit and communicate with peers. We do not charge any usage, membership or download fees for access to our public portals or mobile platforms. We generate revenue from our public portals and mobile platforms primarily through the sale of various types of advertising and sponsorship programs to our clients, which include: pharmaceutical, biotechnology and medical device companies; healthcare services companies; consumer products companies whose products relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention; and various other businesses, organizations and governmental entities. Advertisers and sponsors use our services to reach, educate and inform target audiences of consumers, physicians and other healthcare professionals. We also generate revenue from advertising sold in WebMD Magazine, a consumer magazine distributed to physician office waiting rooms. In addition, we generate revenue from the sale of certain information products.

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

•

Traffic Trends.    Traffic to The WebMD Health Network was an average of 125.5 million unique users per month and total traffic of 2.64 billion page views during the second quarter of 2013, increases of 17% and 6%, respectively, over the prior year period. Traffic to our online portals for physicians and other healthcare professionals averaged approximately 5.5 million physician sessions per month during the second quarter of 2013, an increase of 9% over the prior year period. Previously, we had been reporting a metric that we called “physician visits” which aggregated multiple visits from a single physician in any 24 hour period into what we called a single physician visit. The total “physician sessions” metric recognizes each unique session across devices and we believe better represents the actual engagement of physicians on our sites.

Consumers and healthcare professionals are increasingly using smartphones, tablets and other mobile devices to access the Internet, with physicians increasingly using mobile devices during treatment at the point of care. Accordingly, the portion of our page views from mobile devices has increased rapidly in the past several years as usage has shifted from desktop computers to mobile devices. During the second quarter of 2013, approximately 37% of our page views came from a U.S. desktop, approximately 29% came from a U.S. smartphone; approximately 8% came from a U.S. tablet device; and approximately 26% came from non-U.S. sources. The decline in our desktop page view traffic from the prior year period was approximately 21%. The decline in desktop page views was partially offset by the growth in tablet traffic, which we are able to monetize similarly to desktop page views. Combined U.S. desktop and tablet page view traffic was down 13% in the second quarter of 2013, as compared to the prior year period. As discussed under “— Efforts to Increase Advertising and Sponsorship Revenue from Mobile” below, we are beginning to see some demand for advertising on smartphone devices, but the amount of revenue achieved in the second quarter of 2013 was not significant. If users access our services through mobile devices as a substitute for access through personal computers, or if our page views from desktop computers continue to decline for other reasons, and if we are unable to successfully implement monetization strategies for our mobile services, our financial results could be negatively affected. Nonetheless, we expect to have more than enough desktop and tablet page view inventory on The WebMD Health Network to meet the expected demand from advertisers and sponsors for our services in 2013.

One factor that significantly reduced traffic, in the first half of 2013, to some of the consumer sites in The WebMD Health Network (other than WebMD.com, our flagship site), was changes in Google’s algorithms and other processes that lowered the ranking of those sites in Google search results. We intend to continue our efforts to increase our page views by providing quality content and tools, as well as by designing our Websites to deliver that content and tools in ways that will cause them to rank well in algorithmic search engine results (which is commonly referred to as search engine optimization or SEO). In the beginning of the third quarter of 2013, we have started to see a positive impact that we believe resulted, in part, from these SEO efforts. However, we cannot be certain that our SEO efforts will result in continued improvement or, if they do, how long that will be maintained.

•

Online Marketing and Education Spending for Healthcare Products.    Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating consumers and physicians about them; however, only a small portion is currently spent on online services. We believe that these companies, which comprise the majority of the advertisers and sponsors of our public portals, are aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians. In addition, in an effort to improve operating efficiencies, some pharmaceutical companies have been reducing their field sales forces in the past several years. However, notwithstanding our general expectation for increased future demand, we cannot predict the extent or the pace of any shift by pharmaceutical, biotechnology and medical device companies of their marketing expenditures to online services. In addition, as discussed under “— Other Factors Affecting the Demand for Our Advertising and Sponsorship Services” below, many of these companies reduced their overall marketing and education spending in 2012 and could do so in the future as part of cost-cutting efforts they may implement. Furthermore, our advertising and sponsorship revenue may vary significantly from quarter to quarter due to a number of other factors, including general economic and regulatory conditions and the following:

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

•

Efforts to Increase Advertising and Sponsorship Revenue from Mobile.    Mobile, while not yet a meaningful source of revenue for us, could be an important area of growth for the future. We remain focused on delivering a multi-screen platform that extends the user experience beyond the desktop portal onto the mobile device. As we broaden our mobile offerings for consumers and physicians, we are also expanding our mobile sponsorship products for advertisers. With respect to our mobile offerings for physicians, we are seeing some sales traction with advertisers for our mobile product set. We are also beginning to experience demand for mobile advertising and sponsorship with respect to our consumer offerings and, accordingly, are beginning to include mobile components in many of the program configurations we offer to advertisers. We expect that our mobile offerings will be adopted by our consumer products customers first as these companies do not have the issues regarding medical and regulatory review that biopharmaceutical companies have. We are, however, developing strategies to assist our biopharmaceutical customers in navigating the regulatory environment as it relates to consumer advertising on mobile. As discussed under “— Traffic Trends” above, the portion of our page views from mobile devices has increased rapidly in the past several years. Accordingly, if we are unable to successfully implement monetization strategies for our mobile services, our revenue and financial results could be negatively affected in the future.

•

Other Factors Affecting the Demand for Our Advertising and Sponsorship Services.    Some of our pharmaceutical company customers have experienced patent expirations for certain of their products in the past two years and some are expected to experience patent expirations over the next several years. In the pharmaceutical industry, patent expirations allow for competition from lower-priced generic versions of the patented drugs and generally result in the termination of marketing efforts for the drug. We believe that patent expirations led to significant overall reductions in marketing, selling and educational expenditures by some pharmaceutical companies in 2012 across their entire product portfolios. However, we believe that amounts budgeted for online advertising have increased for some of our biopharmaceutical customers in the first half of 2013, although we cannot predict if that will continue. Although less than 4% of our revenue for the second quarter of 2013 was from products that will lose patent protection in either 2013 or 2014, we continue to evaluate the broader impact of patent expirations.

In addition to pharmaceutical, biotechnology and medical device companies, our public portals advertisers and sponsors include consumer products companies, particularly for products that relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention. In late 2012 and early 2013, we implemented a redesign of our online healthy living and lifestyle content, including in the areas of beauty, diet, food and fitness, and family and pregnancy. Revenues from consumer products companies are more likely to reflect general economic conditions, and to be reduced to a greater extent during economic downturns, than revenues from pharmaceutical, biotechnology and medical device companies. Accordingly, revenues from these customers may continue to decline and may be subject to significant quarter-to-quarter variations.

Our advertising and sponsorship services are subject to competition from numerous alternatives, including other Internet sites that focus on health-related content, Internet search engines, social media Internet sites, general interest consumer sites and traditional media. Such competition may result in smaller customer commitments or pressure to reduce prices, both of which could reduce our revenues and profit margins. In response to changes in the preferences of our advertisers and sponsors, particularly our pharmaceutical company clients, we have modified our sales and product approach to offer services that can be executed more quickly and we simplified our products and pricing. We believe this is allowing these clients to better compare our services, and the value they provide, to other digital alternatives. We are also investing in more robust data and analytics capabilities to provide our customers with new value measurements and insights through proprietary analytics tools.

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

•

International.    The WebMD Health Network includes the following international sites: the co-branded Boots WebMD health information site for United Kingdom consumers at www.WebMD.boots.com; and Medscape France (www.medscape.fr) and Medscape Germany (www.medscapedeutschland.de), our physician portals in those two countries. We also seek to monetize traffic to Medscape from physicians outside the United States. We plan to continue to pursue opportunities to expand the reach of our brands outside the United States. In certain markets outside the United States, we expect to accomplish this through partnerships or joint ventures with other companies having expertise in the specific country or region, while in other such markets we expect to rely primarily on our own internal resources.

•

Healthcare Reform Legislation.    The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (which we refer to as the Affordable Care Act), was signed into law in March 2010. The Affordable Care Act makes extensive changes to the system of healthcare insurance and benefits in the United States. In general, the Affordable Care Act seeks to reduce healthcare costs and decrease the number of uninsured legal United States residents by, among other things, requiring individuals to carry, and certain employers to offer, health insurance or be subject to penalties. The Affordable Care Act also imposes new regulations on health insurers, including guaranteed coverage requirements, prohibitions on certain annual and all lifetime limits on amounts paid on behalf of or to plan members, increased restrictions on rescinding coverage, establishment of minimum medical loss ratio requirements, a requirement to cover certain preventive services on a first dollar basis, the establishment of state insurance exchanges and essential benefit packages, and greater limitations on how health insurers price certain of their products. The Affordable Care Act also contains provisions that will affect the revenues and profits of pharmaceutical and medical device companies, including new taxes on certain sales of their products. Many of the provisions of the Affordable Care Act that expand insurance coverage will not become effective until 2014 or later, and many provisions require regulations and interpretive guidance to be issued before they will be fully implemented. Some provisions do not apply to health plans that were in place when the Affordable Care Act was enacted and have not been substantially changed since. In addition, it is difficult to foresee how individuals and businesses will respond to the choices available to them under the Affordable Care Act. Furthermore, the Affordable Care Act will result in future state legislative and regulatory changes, which we are unable to predict at this time, in order for states to comply with certain provisions of the Affordable Care Act and to participate in grants and other incentive opportunities. In addition, Congress has considered various proposals to repeal some or all of the Affordable Care Act.

While we do not currently anticipate any significant adverse effects on WebMD as a direct result of the application of the Affordable Care Act to our business or on our company in its capacity as an employer, we are unable to predict what the indirect impacts of the Affordable Care Act will be on WebMD’s business through its effects on other healthcare industry participants, including pharmaceutical and medical device companies that are advertisers and sponsors of our public portals and employers and health plans that are clients of our private portals. Healthcare industry participants may respond to the Affordable Care Act or to uncertainties created by the Affordable Care Act by reducing their expenditures or postponing expenditure decisions, including expenditures for our services, which could have a material adverse effect on our business. However, we believe that certain aspects of the Affordable Care Act and future implementing regulations that seek to reduce healthcare costs may create opportunities for WebMD, including with respect to our personal health record applications and health and benefits decision-support tools and, more generally, with respect to our capabilities in providing health and wellness information and education. For example, the Affordable Care Act encourages use of wellness programs through grants to small employers to establish such programs, permission for employers to offer larger rewards than under prior law, in the form of waivers of cost-sharing, premium discounts, or additional benefits, to employees for participating in these programs and meeting certain standards, and the inclusion of wellness services and chronic disease management among the essential health benefits that certain plans are required to provide. In addition, in connection with the implementation of the Affordable Care Act, we have launched a new channel on WebMD.com that will provide information and decision-support tools to help consumers understand their options and choose an appropriate health plan based on their needs. However, we cannot yet determine the scope of the other opportunities that the Affordable Care Act may create or what competition we may face in our efforts to pursue such opportunities.

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

Background Information on Certain Significant Developments and Transactions

Restructuring.    On December 11, 2012, we announced a plan to streamline our operations, simplify our organizational structure, reduce costs and better focus our resources. These actions included a workforce reduction of approximately 250 positions, or roughly 14% of our employees at that time, and have resulted in a reduction in our operating expenditures. We recorded a restructuring charge of $7,579 during the three months ended December 31, 2012 related to severance and other employee benefits that were provided to terminated employees.

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

Tender Offers.    On April 3, 2012, we completed a tender offer (which we refer to as the 2012 Tender Offer) for our Common Stock and repurchased 5,769,230 shares at a price of $26.00 per share for a total cost of $150,759, which includes $759 of costs directly attributable to the purchase. The 2012 Tender Offer represented an opportunity for WebMD to return capital to stockholders who elected to tender their shares of WebMD Common Stock, while stockholders who chose not to participate in the 2012 Tender Offer automatically increased their relative percentage interest in our company at no additional cost to them.

On August 6, 2013, we announced our intention to commence a tender offer to purchase up to 5,000,000 shares of our Common Stock at a price of $34.00 per share (which we refer to as the 2013 Tender Offer). The 2013 Tender Offer is expected to commence within approximately one week of that announcement and to be open for 20 business days from the commencement, subject to a number of terms and conditions.

Stock Repurchase Program.    During the three and six months ended June 30, 2012, we repurchased 1,042,544 shares and 1,058,144 shares, respectively, at an aggregate cost of $22,786 and $23,201, respectively, through our stock repurchase program. During the three months ended March 31, 2013, we repurchased 45,166 shares at an aggregate cost of $712 through our stock repurchase program. No shares were repurchased during the three months ended June 30, 2013.

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

•

Stock-Based Compensation.    Stock-based compensation expense for all share-based payment awards granted is determined based on the grant date fair value. The grant date fair value for stock options is estimated using the Black-Scholes Option Pricing Model. We recognize these compensation costs net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment awards. As of June 30, 2013, there was approximately $44,500 of unrecognized stock-based compensation expense (net of estimated forfeitures) related to unvested stock options and restricted stock awards held by employees, which is expected to be recognized over a weighted-average period of approximately 2.0 years, related to our stock-based compensation plans.

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

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	$	%(a)	$	%(a)	$	%(a)	$	%(a)
Revenue	$125,317	100.0	$112,668	100.0	$238,079	100.0	$219,615	100.0
Cost of operations	51,596	41.2	54,243	48.1	98,539	41.4	107,714	49.0
Sales and marketing	31,422	25.1	31,822	28.2	62,355	26.2	61,925	28.2
General and administrative	24,282	19.4	21,746	19.3	47,816	20.1	50,768	23.1
Depreciation and amortization	6,635	5.3	6,713	6.0	13,488	5.7	13,643	6.2
Interest income	17	—	34	—	38	—	45	—
Interest expense	5,832	4.7	5,832	5.2	11,664	4.9	11,668	5.3
Gain on investments	—	—	—	—	—	—	8,074	3.7
Other expense	1,353	1.1	1,097	1.0	1,353	0.6	2,297	1.0

Income (loss) from continuing operations before income tax provision (benefit)	4,214	3.4	(8,751)	(7.8)	2,902	1.2	(20,281)	(9.2)
Income tax provision (benefit)	1,603	1.3	(2,649)	(2.4)	1,829	0.8	(6,402)	(2.9)

Income (loss) from continuing operations	2,611	2.1	(6,102)	(5.4)	1,073	0.5	(13,879)	(6.3)
Income from discontinued operations	—	—	508	0.5	—	—	508	0.2

Net income (loss)	$2,611	2.1	$(5,594)	(5.0)	$1,073	0.5	$(13,371)	(6.1)

(a)	Amounts may not add due to rounding.

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

The following table is a summary of our non-cash expenses included in the respective statements of operations captions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock-based compensation expense included in:
Cost of operations	$1,471	$1,873	$3,341	$4,630
Sales and marketing	1,997	2,304	4,520	4,465
General and administrative	7,756	5,204	13,300	17,186

Total stock-based compensation expense	$11,224	$9,381	$21,161	$26,281

Three and Six Months Ended June 30, 2013 and 2012

The following discussion is a comparison of our results of operations for the three and six months ended June 30, 2013 and 2012.

Revenue

Our total revenue increased by 11.2% and 8.4% to $125,317 and $238,079 in the three and six months ended June 30, 2013, respectively, from $112,668 and $219,615 in the prior year periods. This increase is primarily due to higher revenue from our public portals. A more detailed discussion regarding changes in revenue is included below under “— Supplemental Financial and Operating Information.”

Costs and Expenses

Cost of Operations.    Cost of operations decreased to $51,596 and $98,539 for the three and six months ended June 30, 2013, respectively, from $54,243 and $107,714 in the prior year periods. As a percentage of revenue, cost of operations was 41.2% and 41.4% for the three and six months ended June 30, 2013, compared to 48.1% and 49.0% for the prior year periods. Included in cost of operations was non-cash expense related to stock-based compensation of $1,471 and $3,341 during the three and six months ended June 30, 2013, respectively, compared to $1,873 and $4,630 in the prior year periods. Cost of operations excluding such non-cash expense was $50,125 and $95,198 for the three and six months ended June 30, 2013, respectively, or 40.0% of revenue in both periods, compared to $52,370 and $103,084, or 46.5% and 46.9% of revenue for the prior year periods. The decrease in absolute dollars and as a percentage of revenue for the three and six months ended June 30, 2013 compared to the prior year periods was due to our ability to deliver the 11.2% and 8.4% increases in revenue with a reduced cost structure resulting from the restructuring actions taken in December 2012. See “—Introduction—Background Information on Certain Significant Developments and Transactions—Restructuring” for additional information.

Sales and Marketing.    Sales and marketing expense was $31,422 and $62,355 for the three and six months ended June 30, 2013, respectively, compared to $31,822 and $61,925 in the prior year periods. As a percentage of revenue, sales and marketing expense was 25.1% and 26.2% for the three and six months ended June 30, 2013, respectively, compared to 28.2% in both of the prior year periods. Included in sales and marketing expense was non-cash expense related to stock-based compensation of $1,997 and $4,520 during the three and six months ended June 30, 2013, respectively, compared to $2,304 and $4,465 in the prior year periods. Sales and marketing expense, excluding such non-cash expenses, was $29,425 and $57,835 during the three and six months ended June 30, 2013, respectively, or 23.5% and 24.3% of revenue, compared to $29,518 and $57,460, or 26.2% of revenue in both of the prior year periods. The decrease as a percentage of revenue, excluding the non-cash expenses discussed above, for 2013 compared to 2012 was primarily due to the 11.2% and 8.4% increases in revenue without a commensurate increase in our sales and marketing expenses as certain of these expenses are fixed in nature.

General and Administrative.    General and administrative expense increased to $24,282 or 19.4% of revenue for the three months ended June 30, 2013, compared to $21,746 or 19.3% of revenue in the prior year period. General and administrative expense decreased to $47,816 or 20.1% of revenue for the six months ended June 30, 2013, compared to $50,768 or 23.1% of revenue in the prior year period. Included in general and administrative expense was non-cash stock-based compensation expense of $7,756 and $13,300 during the three and six months ended June 30, 2013, respectively, compared to $5,204 and $17,186 in the prior year periods. The increase in non-cash stock-based compensation expense for the three months ended June 30, 2013 compared to the prior year period was primarily due to the acceleration of stock-based compensation expense related to certain equity awards held by our former Chief Executive Officer in connection with his severance arrangement. The decrease in non-cash stock-based compensation expense for the six months ended June 30, 2013 compared to the prior year period was primarily due to the voluntary surrender of stock options by certain of our officers and directors during the three months ended March 31, 2012 and the related acceleration of the unrecognized stock-based compensation expense of $8,076 associated with those options in the prior year period for which there was no comparable expense during the six months ended June 30, 2013. General and administrative expense, excluding such non-cash expense, was $16,526 and $34,516 during the three and six months ended June 30, 2013, respectively, or 13.2% and 14.5% of revenue, compared to $16,542 and $33,582, or 14.7% and 15.3% of revenue in the prior year periods. The decrease as a percentage of revenue, excluding the non-cash expenses discussed above, for 2013 compared to 2012 was primarily due to the 11.2% and 8.4% increases in revenue without a commensurate increase in our general and administrative expenses as certain of these expenses are fixed in nature.

Depreciation and Amortization.    Depreciation and amortization expense was $6,635 and $13,488 for the three and six months ended June 30, 2013, respectively, compared to $6,713 and $13,643 in the prior year periods.

Interest Income.    Interest income was $17 and $38 for the three and six months ended June 30, 2013, respectively, compared to $34 and $45 in the prior year periods.

Interest Expense.    Interest expense was $5,832 and $11,664 for the three and six months ended June 30, 2013, respectively, compared to $5,832 and $11,668 in the prior year periods. These amounts included non-cash interest expense related to the amortization of issuance costs of $1,081 and $2,163 during the three and six months ended June 30, 2013, respectively, compared to $1,081 and $2,163 in the prior year periods.

Gain on Investments.    During the three months ended March 31, 2012, we recorded a gain on investments of $8,074 related to adjustments in the value of our ARS Option. See “— Introduction — Background Information on Certain Significant Developments and Transactions — Auction Rate Securities” for additional information.

Other Expense.    Other expense was $1,353 for both the three and six months ended June 30, 2013, compared to $1,097 and $2,297 in the prior year periods. For the three and six months ended June 30, 2013, other expense consisted of cash severance and related expenses due to the May 2013 departure of a Chief Executive

Officer of the Company. For the six months ended June 30, 2012, other expense included cash severance and related expenses due to the January 2012 departure of a Chief Executive Officer of the Company, and the related search and recruitment of his replacement during that period.

Income Tax Provision (Benefit).    The income tax provision was $1,603 and $1,829 for the three and six months ended June 30, 2013, respectively, compared to an income tax benefit of $2,649 and $6,402 in the prior year periods.

Income from Discontinued Operations, Net of Tax.    Income from discontinued operations, net of tax, during the three and six months ended June 30, 2012, included a net state tax refund of $508 that we received in connection with the finalization of a state tax appeal related to the September 2006 sale of Emdeon Practice Services, Inc. to Sage Software, Inc.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue
Public portal advertising and sponsorship	$105,783	$93,744	$199,221	$181,520
Private portal services	19,534	18,924	38,858	38,095

	$125,317	$112,668	$238,079	$219,615

Earnings before interest, taxes, non-cash and other items (Adjusted EBITDA)	$29,241	$14,238	$50,530	$25,489

Interest, taxes, non-cash and other items
Interest income	17	34	38	45
Interest expense	(5,832)	(5,832)	(11,664)	(11,668)
Income tax (provision) benefit	(1,603)	2,649	(1,829)	6,402
Depreciation and amortization	(6,635)	(6,713)	(13,488)	(13,643)
Non-cash stock-based compensation	(11,224)	(9,381)	(21,161)	(26,281)
Gain on investments	—	—	—	8,074
Other expense	(1,353)	(1,097)	(1,353)	(2,297)

Income (loss) from continuing operations	2,611	(6,102)	1,073	(13,879)
Income from discontinued operations, net of tax	—	508	—	508

Net income (loss)	$2,611	$(5,594)	$1,073	$(13,371)

The following discussion is a comparison of the results of operations for our two groups of revenue and our Adjusted EBITDA for the three and six months ended June 30, 2013 and 2012.

Public Portal Advertising and Sponsorship.    Public portal advertising and sponsorship revenue was $105,783 and $199,221 in the three and six months ended June 30, 2013, respectively, an increase of $12,039 and $17,701, or 12.8% and 9.8% from the prior year periods. This increase was attributable to an increase in advertising of certain of our customers, particularly our biopharmaceutical advertisers. For a more detailed discussion, see “Introduction — Background Information on Certain Trends and Developments Affecting Our Business — Other Factors Affecting the Demand for Our Advertising and Sponsorship Services.” Although there were changes made to simplify our pricing structure, any actual changes to prices did not have a significant impact on the increase in revenue during the three and six months ended June 30, 2013.

Private Portal Services.    Private portal services revenue was $19,534 and $38,858 in the three and six months ended June 30, 2013, respectively, an increase of $610 and $763, or 3.2% and 2.0% from the prior year periods. In general, pricing remained relatively stable for our private portal services and was not a significant source of the revenue increase. The number of customers using our private portal platform at June 30, 2013 was 110 compared to 118 customers using our private portal platform at June 30, 2012.

Adjusted EBITDA.    Adjusted EBITDA increased to $29,241 and $50,530 during the three and six months ended June 30, 2013, respectively, compared to $14,238 and $25,489 in the prior year periods. As a percentage of revenue, Adjusted EBITDA was 23.3% and 21.2% for the three and six months ended June 30, 2013, respectively, compared to 12.6% and 11.6% in the prior year periods. This increase as a percentage of revenue was primarily due to the higher revenue in 2013, combined with lower operating expenses as a result of the restructuring activities that took place in December 2012. See “—Introduction—Background Information on Certain Significant Developments and Transactions—Restructuring” for additional information.

Explanatory Note Regarding Adjusted EBITDA.    Adjusted EBITDA is a non-GAAP financial measure and should be viewed as supplemental to, and not as an alternative for, net income or loss calculated in accordance with GAAP (or income or loss from continuing operations calculated in accordance with GAAP). Our management uses Adjusted EBITDA as an additional measure of performance for purposes of business decision-making, including developing budgets, managing expenditures, and evaluating potential acquisitions or divestitures. Period-to-period comparisons of Adjusted EBITDA help our management identify additional trends in financial results that may not be shown solely by period-to-period comparisons of net income or loss. We believe that the presentation of Adjusted EBITDA is useful to investors in their analysis of our results for reasons similar to the reasons why our management finds it useful and because it helps facilitate investor understanding of decisions made by our management in light of the performance metrics used in making those decisions. In addition, we believe that providing Adjusted EBITDA, together with a reconciliation of Adjusted EBITDA to net income or loss, helps investors make comparisons between us and other companies that may have different capital structures, different effective income tax rates and tax attributes, different capitalized asset values and/or different forms of employee compensation. Please see the “Explanation of Non-GAAP Financial Information” filed as Exhibit 99.1 to this Quarterly Report for additional background information regarding our use of Adjusted EBITDA. Exhibit 99.1 is incorporated in this MD&A by reference.

Liquidity and Capital Resources

As of June 30, 2013, we had $1,026,139 of cash and cash equivalents, and working capital of $1,004,515. Our cash and cash equivalents and working capital are affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, the timing of interest payments related to our convertible debt, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities for the six months ended June 30, 2013 was $33,994, which related to net income of $1,073, adjusted for the non-cash income tax provision of $856 related to deferred income taxes, and other non-cash expenses of $36,812, which include depreciation and amortization expense, non-cash interest expense and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities resulted in a decrease in cash of $4,747, primarily due to cash used as a result of a decrease in accrued liabilities of $10,665 and an increase in prepaid and other assets of $3,060 offset by cash provided by a decrease in accounts receivable of $2,829 and an increase in deferred revenue of $6,149.

Cash provided by operating activities for the six months ended June 30, 2012 was $25,398, which related to a net loss of $13,371, adjusted for the income from discontinued operations of $508, the gain on investments of $8,074, the non-cash income tax benefit of $6,870 related to deferred income taxes, and other non-cash expenses of $42,087, which include depreciation and amortization expense, non-cash interest expense and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities resulted in an increase in cash of $12,134, primarily due to cash provided by a decrease in accounts receivable of $24,501 and an increase in deferred revenue of $1,230 offset by cash used as a result of a decrease in accrued liabilities of $9,128 and an increase in prepaid and other assets of $4,469.

Cash used in investing activities was $7,367 and $7,337 in the six months ended June 30, 2013 and 2012. We used $7,367 in connection with purchases of property and equipment in the six months ended June 30, 2013 compared to $16,606 of purchases of property and equipment in the prior year period. The higher purchases of property and equipment in the prior year period related to leasehold improvements for certain of our office facilities. In the six months ended June 30, 2012, we also received $9,269 related to our ARS Option.

Cash provided by financing activities was $7,677 in the six months ended June 30, 2013, compared to cash used in financing activities of $175,052 in prior year period. Cash provided by financing activities in the six months ended June 30, 2013 primarily related to proceeds received from the exercise of stock options of $10,340. Offsetting this cash inflow in the 2013 period was the use of $1,745 for withholding taxes on stock-based awards and $1,281 for the repurchase of our Common Stock. Also included in cash from financing activities during the six months ended June 30, 2013 was an excess tax benefit on stock-based awards of $363. Cash used in financing activities in the six months ended June 30, 2012 related to $150,709 for the repurchase of shares of our Common Stock through a tender offer in April 2012, $23,201 for repurchases of our Common Stock through our repurchase program and $1,958 used for withholding taxes on stock-based awards. Also included in cash from financing activities during the six months ended June 30, 2012 was $816 of proceeds received from the exercise of stock options.

Potential future uses of cash include (a) repurchases of our Common Stock, including repurchases pursuant to our 2013 Tender Offer, and our (b) anticipated capital expenditure requirements for 2013, which we currently estimate to be approximately $20,000 and which relate to improvements that will be deployed across our public and private portal Websites in order to enable us to service future growth in unique users and page views, as well as to create new sponsorship areas for our customers, and to improve the systems used to provide our private portal applications.

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

Our cash and money market investments, which were approximately $1.0 billion at June 30, 2013, are not subject to changes in interest rates.

The 2.50% Notes and the 2.25% Notes have fixed interest rates; therefore, changes in interest rates will not impact our results of operations or financial position.

ITEM 4.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Interim Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2013. Based on that evaluation, the Interim Chief Executive Officer and the Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of June 30, 2013.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Interim Chief Executive Officer and the Chief Financial Officer, concluded that there were no changes in WebMD’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

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

A significant portion of the traffic to The WebMD Health Network is directed to us through algorithmic search results on Internet search engines and, if we are listed less prominently in search result listings, our business and operating results could be harmed

A significant portion of the traffic to The WebMD Health Network is directed to us through the algorithmic search results on Internet search engines such as Google. Algorithms are used by search engines to determine the listings, and the order of such listings, displayed in response to specific searches. Accordingly, in addition to providing quality content and tools, we seek to design our Websites to deliver the content and tools in ways that will cause them to rank well in algorithmic search engine results, which makes it more likely that search engine users will visit our Websites. This is commonly referred to as search engine optimization, or SEO. However, there can be no assurance that our SEO efforts will succeed in improving the ranking of our content or, even if they do result in such improvement, that the improved ranking will result in increased numbers of users and page views for our Websites. In addition, search engines frequently change the criteria that determine site rankings in their search results and our SEO efforts will not be successful if we do not respond to those changes appropriately and on a timely basis. One factor that we believe significantly reduced traffic, in the first half of 2013, to some of the consumer sites in The WebMD Health Network (other than WebMD.com, our flagship site) was changes in Google’s algorithms and other processes that lowered the ranking of those sites in Google search results during that period. Search engine providers may also prioritize search results generated by certain types of queries, including health-related queries, based on criteria they select or may otherwise intermediate in the search results generated, which could, in some circumstances, reduce the ranking that would otherwise be provided to our Websites and increase the ranking of other sites. If we are unable to respond effectively to changes made by search engine providers in their algorithms and other processes, a substantial decrease in traffic to The WebMD Health Network could occur, which could cause our revenue to decrease and have a material adverse effect on our results of operations.

Increasingly, individuals are using mobile devices to access online content and services and, if we fail to capture a significant share of this portion of the market for online health information services or fail to generate revenue from it, our business could be adversely affected

The number of people who access online content and services through smartphones, tablets and other mobile devices has increased dramatically in the past few years, including the number of physicians and other healthcare professionals who do so. Accordingly, the portion of our page views from mobile devices has increased rapidly and is expected to continue to increase. In addition, during 2012 and the first half of 2013, we experienced a decline in page views from desktop computers as the usage from mobile devices has increased. It is difficult to predict the problems we may encounter in developing and maintaining competitive mobile services and we may need to devote significant resources to their creation, maintenance and support.

We do not currently generate meaningful revenue from our mobile health information services, and our ability to do so successfully is unproven. Even if demand for our mobile platforms and applications exists and we achieve a significant share of the market for mobile health information services, we cannot assure you that we will be able to achieve significant revenue or profits from these services. Although monetization of tablet page views is generally similar to monetization of desktop page views, monetization of smartphone page views will require different strategies and techniques. We are in the early stages of developing and testing those strategies and techniques and, accordingly, cannot provide assurance that our efforts to monetize smartphone page views will be successful or, even if they begin to produce some positive results, how long that would last in light of changing preferences of users and of advertisers and sponsors, ongoing technological changes and changes in applicable laws, regulations and other standards. If users access our services through mobile devices as a substitute for access through personal computers, and if we are unable to successfully implement monetization strategies for our mobile services, our revenue and financial results may be negatively affected.

We face significant competition for our healthcare information products and services

The markets for healthcare information products and services are intensely competitive, continually evolving and, in some cases, subject to rapid change.

•

Our public portals and mobile applications face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. We compete for users with Websites and mobile applications that provide health-related information, including both commercial ones and not-for-profit ones. We compete for advertisers and sponsors with: health-related Websites and mobile applications; general interest consumer Websites that offer specialized health sub-channels or functions; other high-traffic Websites that include both healthcare-related and non-healthcare-related content and services, including social media Websites; search engines that provide specialized health search; and advertising networks that aggregate traffic from multiple sites. Our public portals also face competition from traditional media and offline publications and information services.

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

Some of our pharmaceutical company customers have experienced patent expirations for certain of their products in the past two years and some are expected to experience patent expirations over the next several years. In the pharmaceutical industry, patent expirations allow for competition from lower-priced generic versions of the patented drugs and generally result in the termination of marketing efforts for the drug. In 2012, we believe that patent expirations led to, and could in the future lead to, overall reductions in marketing, selling and educational expenditures by some of these pharmaceutical companies across their entire product portfolios.

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

Federal healthcare reform legislation enacted in 2010 could adversely affect our healthcare industry customers and clients, causing them to reduce expenditures, including expenditures for our services

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (which we refer to as the Affordable Care Act), was signed into law in March 2010. The Affordable Care Act makes extensive changes to the system of healthcare insurance and benefits in the U.S. In general, the Affordable Care Act seeks to reduce healthcare costs and decrease the number of uninsured legal U.S. residents by, among other things, requiring individuals to carry, and certain employers to offer, health insurance or be subject to penalties. The Affordable Care Act also imposes new regulations on health insurers, including guaranteed coverage requirements, prohibitions on certain annual and all lifetime limits on amounts paid on behalf of or to plan members, increased restrictions on rescinding coverage, establishment of minimum medical loss ratio requirements, a requirement to cover certain preventive services on a first dollar basis, the establishment of state insurance exchanges and essential benefit packages, and greater limitations on how health insurers price certain of their products. The Affordable Care Act also contains provisions that will affect the revenues and profits of pharmaceutical and medical device companies, including new taxes on certain sales of their products.

Many of the provisions of the Affordable Care Act that expand insurance coverage will not become effective until 2014 or later, and many provisions require regulations and interpretive guidance to be issued before they will be fully implemented. Some provisions do not apply to health plans that were in place when the Affordable Care Act was enacted and have not been substantially changed since. In addition, it is difficult to foresee how individuals and businesses will respond to the choices available to them under the Affordable Care Act. Furthermore, the Affordable Care Act will result in future state legislative and regulatory changes, which we are unable to predict at this time, in order for states to comply with certain provisions of the Affordable Care Act and to participate in grants and other incentive opportunities. In addition, Congress has considered various proposals to repeal some or all of the Affordable Care Act. Accordingly, while we do not currently anticipate any significant adverse effects on WebMD as a direct result of application of the Affordable Care Act to our business or on our company in its capacity as an employer, we are unable to predict what the indirect impacts of the Affordable Care Act will be on WebMD’s business through its effects on other healthcare industry participants, including pharmaceutical and medical device companies that are advertisers and sponsors of our public portals and employers and health plans that are clients of our private portals. Healthcare industry participants may respond to the Affordable Care Act or to uncertainties created by the Affordable Care Act by reducing their expenditures or postponing expenditure decisions, including expenditures for our services, which could have a material adverse effect on our business.

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

Internet and mobile user privacy, personal data security and the use of consumer information to track online activities are major issues both in the United States and abroad. For example, in February 2009, the FTC published Self-Regulatory Principles to govern the tracking of consumers’ activities online in order to deliver advertising targeted to the interests of individual consumers (sometimes referred to as behavioral advertising). These principles serve as guidelines to the industry. In December 2010, following a series of workshops, the FTC issued a preliminary staff report containing a proposed framework for businesses and policymakers for online consumer privacy issues and, in March 2012, the FTC issued a final report setting forth its current views on best practices, to protect the privacy of consumers, to be implemented by companies that collect and use consumer data. Also in March 2012, the White House released a Privacy White Paper that outlined the Obama Administration’s proposal for a new American privacy framework based on a Consumer Bill of Privacy Rights and which called for the development of industry-specific voluntary, enforceable privacy codes of conduct through a collaborative multi-stakeholder process. Both the FTC and the White House called for Congress to develop baseline privacy legislation and the FTC also called on industry to accelerate the pace of self-regulation. In addition, earlier in 2013 the FTC issued a staff report regarding mobile privacy disclosures that included recommendations for privacy disclosures for mobile applications, and the California Attorney General also issued mobile application privacy guidelines. The FTC has otherwise been active in investigating and entering into consent decrees under its current unfair or deceptive trade practices authority with companies because of their online privacy and data security practices. There is a possibility of legislation, regulation and increased enforcement activities relating to privacy and behavioral advertising. For example, the FTC issued revised Children’s Online Privacy Protection Act (COPPA) rules in late 2012 that broaden the scope of the regulations. In addition, some bills have been introduced in Congress, and more are expected, that, if passed, could impose substantial new regulations on online behavioral advertising activities.

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

Failure to comply with applicable anti-corruption laws could subject us to penalties and other adverse consequences

The United States and other countries have adopted anti-corruption laws that generally prohibit directly or indirectly giving, offering or promising inducements to public officials to elicit an improper commercial advantage. Under applicable U.S., German, and most European law, this prohibition has been interpreted to apply to doctors and other medical professionals who work in state-run hospitals and state-run healthcare systems outside the United States. Some of these laws also prohibit directly or indirectly giving, offering or promising (and, in some cases, accepting or soliciting) inducements to (or from) private parties to elicit (or grant) an improper commercial advantage. In recent years, the U.S. Government has brought enforcement actions that led to significant monetary penalties against several companies operating in the global healthcare industry for violations of anti-corruption laws resulting from illegal payments made to non-U.S. medical professionals.

As our business expands outside the United States, we (and others acting on our behalf) increasingly interact with non-U.S. doctors and other medical professionals, at least some of whom work in state-run hospitals or healthcare systems. Such interactions inherently increase the risk of violating applicable anti-corruption laws. While we believe that we have appropriate compliance policies and procedures in place to mitigate such risk, our personnel and others acting on our behalf could engage in conduct that violates such laws, for which we could be held responsible. Under such circumstances, we could be subject to civil and/or criminal penalties and other consequences that could have a material adverse effect on our business, financial condition and results of operations. In addition, our brand and reputation, our sales activities and the price of our Common Stock and other securities could be adversely affected if we were to become the target of any resulting negative publicity.

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

Failure to effectively identify, assess and pursue new business initiatives could adversely affect our company and its prospects

We are working to broaden our portfolio of services and taking steps to diversify our client base. Some of the business initiatives we are working on have challenges that are different than those associated with our existing products and services and could strain our financial, operational and management resources. Furthermore, there can be no assurance that the potential revenue streams from any investments that we may make in pursuing new business opportunities will justify the amounts spent. Failure to effectively identify, assess and pursue new business initiatives may adversely affect our company and its prospects.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by WebMD during the three months ended June 30, 2013 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
4/1/13 - 4/30/13	—	$—	—	$61,460,556
5/1/13 - 5/31/13	25,052	$29.47	—	$61,460,556
6/1/13 - 6/30/13	21,282	$29.24	—	$61,460,556

Total	46,334	$29.36	—

(1)	Includes the following number of shares withheld from WebMD Restricted Common Stock that vested during the respective periods in order to satisfy withholding tax requirements related to the vesting of the awards: 25,052 in May and 21,282 in June. The value of these shares was determined based on the closing price of WebMD Common Stock on the date of vesting.

(2)	In August 2011, a stock repurchase program (the “Program”) was established through which WebMD was authorized to use up to $75,000,000 to purchase shares of its Common Stock. During October 2011, WebMD’s Board of Directors authorized a $75,000,000 increase to the Program. For additional information see Note 4 to the Consolidated Financial Statements included in this Quarterly Report.

ITEM 6.    Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBMD HEALTH CORP.

By:	/s/ PETER ANEVSKI
Peter Anevski
Executive Vice President and
Chief Financial Officer

Date: August 9, 2013

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))

3.3	Certificate of Elimination, dated August 1, 2013, relating to the Series A Junior Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A filed on August 2, 2013)

4.1	Second Amendment, dated as of August 1, 2013, to the Rights Agreement between the Registrant and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A filed on August 2, 2013)

10.1	Letter Amendment, dated as of May 7, 2013, between the Registrant and David Schlanger*

10.2	Letter Amendment, dated as of May 7, 2013, between the Registrant and Peter Anevski*

10.3	Letter Amendment, dated as of May 7, 2013, between the Registrant and Cavan M. Redmond*

10.4	Letter Amendment, dated as of May 8, 2013, between the Registrant and Martin J. Wygod*

10.5	Letter Amendment, dated as of May 7, 2013, between the Registrant and Anthony Vuolo*

10.6	Amendment, dated as of May 7, 2013, to the Director Appointment Agreement, dated as of June 8, 2012, by and among the Registrant and the Icahn Group (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2013)

10.7	Amendment, dated as of May 7, 2013, to the Director Appointment Agreement, dated as of October 17, 2012, by and among the Registrant and Kensico Capital Management Corp. and the investment funds it advises (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 7, 2013)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Section 1350 Certification of Chief Executive Officer of Registrant

32.2	Section 1350 Certification of Chief Financial Officer of Registrant

99.1	Explanation of Non-GAAP Financial Measures

100.INS	XBRL Instance Document

100.SCH	XBRL Taxonomy Extension Schema Document

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

100.LAB	XBRL Taxonomy Extension Label Linkbase Document

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Agreement relates to executive compensation.

E-1