Form 10-Q
period 2013-09-30
WebMD Health Corp.
filed 2013-11-07
CIK 1326583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Yes  ☐        No  ☑

As of October 31, 2013, the Registrant had 40,502,932 shares of Common Stock (including unvested shares of restricted Common Stock).

WEBMD HEALTH CORP.

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2013

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

•	the inability to successfully deploy new or updated applications or services for our public portals, mobile platforms and private portals;

•	failure to preserve and enhance the “WebMD” and “Medscape” brands and our other brands;

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

iii

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2013	December 31, 2012

ASSETS	(unaudited )
Current assets:
Cash and cash equivalents	$776,098	$991,835
Accounts receivable, net of allowance for doubtful accounts of $1,237 at September 30, 2013 and $1,304 at December 31, 2012	99,705	106,622

Prepaid expenses and other current assets	13,836	13,882
Deferred tax assets	9,821	10,328

Total current assets	899,460	1,122,667
Property and equipment, net	56,786	66,604
Goodwill	202,104	202,104
Intangible assets, net	14,402	16,105
Deferred tax assets	51,247	56,039
Other assets	22,007	27,106

TOTAL ASSETS	$1,246,006	$1,490,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$58,620	$64,256
Deferred revenue	86,850	92,176
Liabilities of discontinued operations	1,506	1,506

Total current liabilities	146,976	157,938
2.25% convertible notes due 2016	300,000	400,000
2.50% convertible notes due 2018	400,000	400,000
Other long-term liabilities	22,224	22,698

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 650,000,000 shares authorized; 57,437,992 shares issued at September 30, 2013 and 62,437,992 shares issued at December 31, 2012	574	624
Additional paid-in capital	9,295,336	9,489,099
Treasury stock, at cost; 12,494,726 shares at September 30, 2013 and 13,425,144 shares at December 31, 2012	(397,127)	(453,453)
Accumulated deficit	(8,521,977)	(8,526,281)

Stockholders’ equity	376,806	509,989

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,246,006	$1,490,625

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$130,937	$117,513	$369,016	$337,128
Cost of operations	53,438	53,295	151,977	161,009
Sales and marketing	32,561	33,136	94,916	95,061
General and administrative	22,689	23,083	70,505	73,851
Depreciation and amortization	6,552	6,508	20,040	20,151
Interest income	16	19	54	64
Interest expense	5,833	5,832	17,497	17,500
Gain on investments	—	—	—	8,074
Loss on convertible notes	3,296	—	3,296	—
Other expense	—	—	1,353	2,297

Income (loss) from continuing operations before income tax provision (benefit)	6,584	(4,322)	9,486	(24,603)
Income tax provision (benefit)	3,353	(1,202)	5,182	(7,604)

Income (loss) from continuing operations	3,231	(3,120)	4,304	(16,999)
Income from discontinued operations, net of a tax provision of $1,442 and $555 for the three and nine months ended September 30, 2012	—	2,235	—	2,743

Net income (loss)	$3,231	$(885)	$4,304	$(14,256)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.07	$(0.06)	$0.09	$(0.33)
Income from discontinued operations	—	0.04	—	0.05

Net income (loss)	$0.07	$(0.02)	$0.09	$(0.28)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.06	$(0.06)	$0.09	$(0.33)
Income from discontinued operations	—	0.04	—	0.05

Net income (loss)	$0.06	$(0.02)	$0.09	$(0.28)

Weighted-average shares outstanding used in computing per share amounts:
Basic	48,540	49,021	48,954	51,468

Diluted	50,594	49,021	50,315	51,468

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$4,304	$(14,256)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(2,743)
Depreciation and amortization	20,040	20,151
Non-cash interest, net	3,245	3,244
Non-cash stock-based compensation	30,632	35,893
Deferred income taxes	4,592	(7,702)
Loss on convertible notes	3,296	—
Gain on investments	—	(8,074)
Changes in operating assets and liabilities:
Accounts receivable	6,917	26,325
Prepaid expenses and other, net	(100)	(2,529)
Accrued expenses and other long-term liabilities	(5,689)	(1,760)
Deferred revenue	(5,326)	(4,517)

Net cash provided by continuing operations	61,911	44,032
Net cash provided by discontinued operations	—	759

Net cash provided by operating activities	61,911	44,791

Cash flows from investing activities:
Proceeds received from ARS option	—	9,269
Purchases of property and equipment	(9,901)	(29,039)
Proceeds from sale of property and equipment	1,381	—

Net cash used in investing activities	(8,520)	(19,770)

Cash flows from financing activities:
Proceeds from exercise of stock options	19,482	827
Cash used for withholding taxes due on stock-based awards	(7,321)	(2,332)
Repurchase of convertible notes	(101,750)	—
Repurchases of shares through tender offers	(170,516)	(150,759)
Purchases of treasury stock	(9,023)	(24,879)
Excess tax benefit on stock-based awards	—	301

Net cash used in financing activities	(269,128)	(176,842)

Net decrease in cash and cash equivalents	(215,737)	(151,821)
Cash and cash equivalents at beginning of period	991,835	1,121,217

Cash and cash equivalents at end of period	$776,098	$969,396

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

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results to be expected for any subsequent period or for the entire year ending December 31, 2013. Certain information and note disclosures

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the revenues recognized related to the Company’s public portals and private portals during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Public portal revenues	$109,608	$97,562	$308,829	$279,082
Private portal revenues	21,329	19,951	60,187	58,046

	$130,937	$117,513	$369,016	$337,128

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Income (loss) from continuing operations — Basic and Diluted	$3,231	$(3,120)	$4,304	$(16,999)

Income from discontinued operations, net of tax — Basic and Diluted	$—	$2,235	$—	$2,743

Denominator:
Weighted-average shares — Basic	48,540	49,021	48,954	51,468
Employee stock options and restricted stock	2,054	—	1,361	—

Adjusted weighted-average shares after assumed conversions — Diluted	50,594	49,021	50,315	51,468

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.07	$(0.06)	$0.09	$(0.33)
Income from discontinued operations	—	0.04	—	0.05

Net income (loss)	$0.07	$(0.02)	$0.09	$(0.28)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.06	$(0.06)	$0.09	$(0.33)
Income from discontinued operations	—	0.04	—	0.05

Net income (loss)	$0.06	$(0.02)	$0.09	$(0.28)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Options and restricted stock	4,434	12,628	6,800	11,914
Convertible notes	11,639	11,629	11,632	11,576

	16,073	24,257	18,432	23,490

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

In July 2013, the FASB issued an update to existing guidance on the financial presentation of unrecognized tax benefits. The update provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, which for the Company will be the first quarter of 2014. The adoption of this update is expected to have no impact on the Company’s financial condition, results of operations or cash flows.

2.    Discontinued Operations

EPS

On September 14, 2006, the Company completed the sale of Emdeon Practice Services, Inc. (together with its subsidiaries, “EPS”) to Sage Software, Inc., an indirect wholly owned subsidiary of The Sage Group plc (the “EPS Sale”). The Company had certain indemnity obligations to advance amounts for reasonable defense costs for initially ten, and later four, former officers and directors of EPS (the “EPS Indemnification Obligations”) who were indicted in connection with an investigation by the United States Attorney for the District of South Carolina (the “Investigation”) that began in 2003 and concluded in July 2011. The Investigation related principally to issues of financial accounting improprieties relating to Medical Manager Corporation, a predecessor of HLTH (by its merger into HLTH in September 2000), and more specifically, HLTH’s former Medical Manager Health Systems, Inc. subsidiary. Medical Manager Health Systems was a predecessor to EPS.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three and nine months ended September 30, 2012, the Company recognized an after-tax gain of $2,235 related to the receipt of approximately $3,600 in relation to the Investigation. These funds represented a reimbursement to the Company related to recoveries by the Unites States Department of Justice from former employees of EPS who pleaded guilty to the matters described above. None of the former employees who pleaded guilty were employees for whom the Company provided indemnification in connection with the Investigation.

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

Effective April 4, 2012, after giving effect to an adjustment resulting from a tender offer for the Company’s Common Stock that the Company completed on April 3, 2012 (see Note 5 for additional discussion), the conversion rate was adjusted to 15.3223 shares of Common Stock per thousand dollars principal amount of the 2.50% Notes. This was equivalent to an adjusted conversion price of approximately $65.26 per share of Common Stock. In the aggregate, the 2.50% Notes were convertible into 6,128,920 shares of Common Stock following the April 4, 2012 adjustment. Effective September 11, 2013, after giving effect to an adjustment resulting from a tender offer for the Company’s Common Stock that the Company completed on September 10, 2013 (see Note 5 for additional discussion), the conversion rate was adjusted to 15.4764 shares of Common Stock per thousand dollars principal amount of the 2.50% Notes. This is equivalent to an adjusted conversion price of approximately $64.61 per share of Common Stock. In the aggregate, the 2.50% Notes are convertible into 6,190,560 shares of Common Stock following the September 11, 2013 adjustment.

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

Effective April 4, 2012, after giving effect to an adjustment resulting from a tender offer for the Company’s Common Stock that the Company completed on April 3, 2012 (see Note 5 for additional discussion), the conversion rate was adjusted to 13.7502 shares of Common Stock per thousand dollars principal amount of the 2.25% Notes. This was equivalent to an adjusted conversion price of approximately $72.73 per share of Common Stock. In the aggregate, the 2.25% Notes were convertible into 5,500,080 shares of Common Stock following the April 4, 2012 adjustment. Effective September 11, 2013, after giving effect to an adjustment resulting from a tender offer for the Company’s Common Stock that the Company completed on September 10, 2013 (see Note 5 for additional discussion), the conversion rate was adjusted to 13.8884 shares of Common Stock per thousand dollars principal amount of the 2.25% Notes. This is equivalent to an adjusted conversion price of approximately $72.00 per share of Common Stock. In the aggregate, the 2.25% Notes were convertible into 5,555,360 shares of Common Stock following the September 11, 2013 adjustment.

On September 30, 2013, the Company repurchased $100,000 principal amount of its 2.25% Notes for $101,750 in cash in a privately negotiated transaction. During the three and nine months ended September 30, 2013, the Company recognized a pre-tax loss of $3,296 related to the repurchase, which is reflected within loss on convertible notes in the accompanying consolidated statement of operations. The loss includes the expensing of the remaining deferred issuance costs outstanding related to the repurchased notes. As of September 30, 2013, the remaining principal amount of the 2.25% Notes outstanding was $300,000 which, in the aggregate, is convertible into 4,166,520 shares of Common Stock. As discussed in Note 11 below, during October 2013, the Company repurchased $47,768 principal amount of its 2.25% Notes for $48,604 in cash in the open market. After the October 2013 repurchases, the remaining principal amount of the 2.25% Notes outstanding was $252,232, which, in the aggregate, is convertible into 3,503,099 shares of Common Stock.

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

4.    Fair Value of Financial Instruments

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

The Company did not have any Level 2 assets during the periods presented. The following table sets forth the Company’s Level 1 financial assets that were measured and recorded at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

	Fair Value Estimate Using:	September 30, 2013			December 31, 2012
		Amortized Cost Basis	Fair Value	Gross Unrealized Gains	Amortized Cost Basis	Fair Value	Gross Unrealized Gains
Cash and cash equivalents	Level 1	$776,098	$776,098	$—	$991,835	$991,835	$—

The following table reconciles the beginning and ending balances of the Company’s Level 3 assets, which consisted of the ARS Option:

Nine Months Ended September 30, 2012
Fair value as of the beginning of the period	$1,195
Cash proceeds received	(9,269)
Gain included in earnings	8,074

Fair value as of the end of the period	$—

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For disclosure purposes, the Company is required to measure the outstanding value of its debt on a recurring basis. The following table presents the carrying value and estimated fair value (based on Level 1 market price data) of the Company’s convertible notes that were carried at historical cost as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2.25% Notes	$300,000	$305,250	$400,000	$374,000
2.50% Notes	400,000	379,000	400,000	351,000

5.    Equity

Stock Repurchase Program

In August 2011, the Board of Directors established a stock repurchase program (the “Program”) through which the Company was authorized to use up to $75,000 to purchase shares of WebMD Common Stock, from time to time, in the open market through block trades or in private transactions, depending on market conditions and other factors. During October 2011, the Company’s Board of Directors authorized a $75,000 increase to the Program. During the three and nine months ended September 30, 2013, the Company repurchased 267,615 shares and 312,781 shares, respectively, at an aggregate cost of $7,742 and $8,454, respectively, under the Program. During the three and nine months ended September 30, 2012, the Company repurchased 116,770 shares and 1,174,914 shares, respectively, at an aggregate cost of $1,678 and $24,879, respectively, under the Program. Also during the three months ended March 31, 2013, the Company paid cash of $569 related to the repurchase of 39,857 shares in 2012, that settled in 2013. As of September 30, 2013, $53,719 remained available for repurchases under the Program. Repurchased shares under the Program are recorded under the cost method and are reflected as treasury stock in the accompanying consolidated balance sheets.

Tender Offers

On September 10, 2013, the Company completed a tender offer (the “2013 Tender Offer”) through which it repurchased 5,000,000 shares of its Common Stock at a price of $34.00 per share for total consideration of $170,516, which includes $516 of costs directly attributable to the purchase. The shares repurchased through the 2013 Tender Offer were cancelled and retired. On April 3, 2012, the Company completed a tender offer (the “2012 Tender Offer”) through which it repurchased 5,769,230 shares of its Common Stock at a price of $26.00 per share for total consideration of $150,759, which includes $759 of costs directly attributable to the purchase. The shares repurchased through the 2012 Tender Offer are reflected as treasury stock in the accompanying consolidated balance sheets.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shareholder Rights Agreement

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

6.    Intangible Assets

Intangible assets consist of the following:

	September 30, 2013				December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life(a)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life(a)
Content	$15,954	$(15,954)	$—	—	$15,954	$(15,954)	$—	—
Customer relationships	34,057	(24,512)	9,545	4.8	34,057	(22,943)	11,114	5.5
Technology and patents	14,700	(14,700)	—	—	14,700	(14,700)	—	—
Trade names-definite lives	2,530	(2,137)	393	2.2	2,530	(2,003)	527	3.0
Trade names-indefinite lives	4,464	—	4,464	n/a	4,464	—	4,464	n/a

Total	$71,705	$(57,303)	$14,402		$71,705	$(55,600)	$16,105

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

Amortization expense was $568 and $1,703 during the three and nine months ended September 30, 2013, respectively, and $657 and $1,970 during the three and nine months ended September 30, 2012, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year Ending December 31:
2013 (October 1st to December 31st)	$568
2014	$2,271
2015	$2,260
2016	$2,059
2017	$1,513
Thereafter	$1,267

7.    Commitments and Contingencies

Legal Proceedings and Other Matters

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allegations relate to a condition management program of the Company’s private portals. The complaint seeks injunctive relief, as well as damages of $8,000 to $10,000. The Court issued a Scheduling Order on February 11, 2013 and the parties completed fact discovery on August 9, 2013, although the Plaintiff has filed a motion seeking to extend the discovery period that is being opposed by the Company. Such motion is pending. On November 6, 2013, the Court denied the Company’s motion to strike the disclosure of a new witness by Plaintiff after the close of discovery and has ordered a limited extension of discovery for the sole purpose of allowing both parties to depose such witness. The Company believes the Plaintiff’s claims are without merit and intends to vigorously defend against them. The Company is unable to predict the outcome of this action or to reasonably estimate the possible loss or range of loss, if any, arising from the claims asserted therein.

MyMedicalRecords, Inc. v. WebMD Health Corp. and WebMD Health Services, Corp.

On February 13, 2013, MyMedicalRecords, Inc. filed an action against the Company in the United States District Court in the Central District of California. The complaint alleged that the personal health record tool sold by WebMD Health Services Group, Inc. infringes U.S. Patent No. 8,301,466 issued on October 30, 2012. The complaint sought injunctive relief, as well as damages in unspecified amounts. Pursuant to an agreement between the parties, MyMedicalRecords dismissed the complaint without prejudice in order to enable the parties to try to resolve the matter without the timing constraints of the litigation. The parties were unable to resolve the matter and, on October 2, 2013, MyMedicalRecords filed a new complaint against the Company alleging infringement of U.S. Patent No. 8,301,466 as well as U.S. Patent No. 8,498,883 issued on July 30, 2013. Plaintiff is seeking unspecified damages and an injunction with respect to certain products offered by the Company. Based on a review of the allegations set forth in the new complaint, the Company believes that the Plaintiff’s claims are without merit. The Company is unable to predict the outcome of this action or to reasonably estimate the possible loss or range of loss, if any, arising from the claims asserted therein.

Coverage Dispute with Stop Loss Carrier for Health Benefit Plan

The Company sponsors and maintains a self-insured group health and prescription benefit plan (the “Health Plan”) for its eligible employees and their dependents. The Company purchases stop loss insurance coverage to reimburse the Company for claims that exceed certain individual and/or aggregate claim amounts under the Health Plan. On May 7, 2013, the Company was advised that the former stop loss carrier for the Health Plan, Everest Reinsurance Company, was attempting to deny payment for certain medical claims under the Health Plan that were pending under the stop loss policy. These claims were incurred in 2011 and 2012 and had previously been approved by Horizon Blue Cross and Blue Shield of New Jersey, the third party claims administrator for the Health Plan appointed by the Company. The stop loss carrier has also threatened to seek reimbursement for certain claims it has previously approved and paid on account of the policy. The maximum amount of claims in dispute by the stop loss carrier is approximately $4,900, of which approximately $1,965 remains unpaid by the stop loss carrier. On June 27, 2013, the Company filed an action in the Supreme Court, State of New York, seeking payment from the stop loss carrier of the $1,965 in outstanding claims. On August 14, 2013, the stop loss carrier filed an action in the Superior Court, State of New Jersey, against the Company, the claims administrator and the Company’s broker seeking recovery of approximately $2,935 paid by the stop loss carrier under the stop loss policy and seeking a declaration that the remaining $1,965 is not payable by the stop loss carrier. On August 15, 2013, the stop loss carrier filed a motion in the Supreme Court, State of New York, seeking to dismiss the complaint filed by the Company in the Supreme Court, State of New York, on forum non conveniens grounds. On October 3, 2013, the Supreme Court, State of New York, granted the Company’s motion for a temporary restraining order staying the New Jersey action until the stop loss carrier’s motion to dismiss the New York action and the Company’s cross motion to dismiss the New Jersey action are adjudicated. A preliminary injunction hearing is scheduled for November 7, 2013 in the Supreme Court, State of New York. The Company is unable to predict the outcome of this dispute or to reasonably estimate the possible loss, if any, arising from this dispute and accordingly, no provision has been recorded in the accompanying financial statements related to this matter.

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

The 2005 Long-Term Incentive Plan (as amended, the “2005 Plan”) is the only existing plan under which future grants can be made. The maximum number of shares of the Company’s Common Stock that may be subject to awards under the 2005 Plan was 20,075,000 as of September 30, 2013, subject to adjustment in accordance with the terms of the 2005 Plan. At the annual meeting of the Company’s stockholders held on October 31, 2013, the Company’s stockholders approved an amendment to the 2005 Plan to increase the number of shares of the Company’s Common Stock issuable under the 2005 Plan by 1,500,000 shares. The Company had an aggregate of 891,410 shares of Common Stock available for future grants under the 2005 Plan at September 30, 2013.

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

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value(1)
Outstanding at January 1, 2013	13,300,688	$26.24
Granted	1,259,500	28.00
Exercised	(1,789,836)	21.48
Cancelled	(1,820,685)	27.65

Outstanding at September 30, 2013	10,949,667	$26.99	7.0	$55,853

Vested and exercisable at the end of the period	5,237,363	$30.81	5.4	$13,802

(1)	The aggregate intrinsic value is based on the market price of the Company’s Common Stock on September 30, 2013, which was $28.55, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on September 30, 2013.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding following their grant date, and was determined using historical exercise data combined with assumptions for future exercise activity. The risk-free rate is based on the U.S. Treasury yield curve for periods equal to the expected term of the options on the grant date.

	Nine Months Ended September 30,
	2013	2012
Expected dividend yield	0.0%	0.0%
Expected volatility	0.43-0.47	0.42-0.45
Risk-free interest rate	0.55%-1.62%	0.52%-1.04%
Expected term (years)	4.5-5.1	4.4-5.1
Weighted average fair value of options granted during the period	$11.50	$8.63

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

	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2013	932,386	$31.69
Granted	395,500	27.36
Vested	(305,327)	32.10
Forfeited	(133,600)	23.30

Balance at September 30, 2013	888,959	$30.88

Proceeds received from the exercise of options to purchase shares of the Company’s Common Stock were $9,142 and $19,482 during the three and nine months ended September 30, 2013, respectively, and $11 and $827 during the three and nine months ended September 30, 2012, respectively. Additionally, in connection with the exercise of certain stock options and the vesting of restricted stock, the Company made payments of $5,576 and $7,321 during the three and nine months ended September 30, 2013, respectively, and $374 and $2,332 during the three and nine months ended September 30, 2012, respectively, related to employee statutory withholding taxes that were satisfied by withholding shares of Common Stock of equal value from the respective employees.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The proceeds and payments described above are reflected within cash flows from financing activities within the accompanying consolidated statements of cash flows.

The intrinsic value related to stock options that were exercised, combined with the fair value of shares of restricted stock that vested, aggregated $16,734 and $25,409 for the three and nine months ended September 30, 2013, respectively, and $1,187 and $7,399 for the three and nine months ended September 30, 2012, respectively.

Other

Each year, the Company issues shares of its Common Stock to WebMD non-employee directors with a value equal to their annual board and committee retainers. The Company recorded $93 and $281 of stock-based compensation expense for the three and nine months ended September 30, 2013, respectively, and $86 and $259 of stock-based compensation expense for the three and nine months ended September 30, 2012, respectively, in connection with these issuances.

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options	$5,371	$6,179	$19,232	$25,777
Restricted stock	4,007	3,347	11,119	9,857
Other	93	86	281	259

Total stock-based compensation expense	$9,471	$9,612	$30,632	$35,893

Included in:
Cost of operations	$1,693	$2,046	$5,034	$6,676
Sales and marketing	2,066	1,932	6,586	6,397
General and administrative	5,712	5,634	19,012	22,820

Total stock-based compensation expense	$9,471	$9,612	$30,632	$35,893

As of September 30, 2013, approximately $47,800 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 2.3 years, related to the Plans.

Tax benefits attributable to stock-based compensation represented 39% of stock-based compensation expense for all periods presented.

9.    Restructuring

On December 11, 2012, the Company announced a plan to streamline its operations, simplify its organizational structure, reduce costs and better focus its resources, which resulted in a reduction of the Company’s workforce. In connection with this reduction in workforce, the Company recorded a restructuring charge of $7,579 during the three months ended December 31, 2012 related to severance and other employee benefits that were provided to the terminated employees. The accrual related to this charge was $748 and $7,534

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as of September 30, 2013 and December 31, 2012, respectively, and is reflected within accrued expenses in the accompanying consolidated balance sheets. The reduction in this accrual during the nine months ended September 30, 2013 was the result of payments of the severance and related employee benefits.

10.    Other Expense

For the nine months ended September 30, 2013, other expense consisted of cash severance and related expenses due to the May 2013 departure of a Chief Executive Officer of the Company. For the nine months ended September 30, 2012, other expense included cash severance and related expenses due to the January 2012 departure of a Chief Executive Officer of the Company, and the related search and recruitment of his replacement during that period.

11.    Subsequent Events

Repurchase of Common Stock.    On October 18, 2013, the Company entered into an agreement to repurchase 5,527,433 shares of its Common Stock from Carl C. Icahn and certain of his affiliates, at a purchase price of $32.08 per share (the NASDAQ Official Closing Price of the Company’s Common Stock on October 18, 2013) at an aggregate cost of $177,320. The repurchase was completed on October 21, 2013. This repurchase was made outside of the Company’s existing stock repurchase program discussed in Note 5 above.

Repurchase of 2.25% Convertible Notes due 2016.    During October 2013, the Company repurchased $47,768 principal amount of its 2.25% Notes for $48,604 in cash in the open market. After the repurchases, the remaining principal amount of the 2.25% Notes outstanding was $252,232, which, in the aggregate, is convertible into 3,503,099 shares of Common Stock.

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

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of September 30, 2013.

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

•

Traffic Trends.    Traffic to The WebMD Health Network was an average of 138.0 million unique users per month and total traffic of 2.95 billion page views during the third quarter of 2013, increases of 29% and 15%, respectively, over the prior year period. Traffic to our online portals for physicians and other healthcare professionals averaged approximately 5.5 million physician sessions per month during the third quarter of 2013, an increase of 10% over the prior year period.

Consumers and healthcare professionals are increasingly using smartphones, tablets and other mobile devices to access the Internet, with physicians increasingly using mobile devices during treatment at the point of care. Accordingly, the portion of our page views from mobile devices has increased rapidly in the past several years as usage has increased on mobile devices. During the third quarter of 2013, approximately 34% of our page views came from a U.S. desktop, approximately 31% came from a U.S.

smartphone; approximately 8% came from a U.S. tablet device; and approximately 26% came from non-U.S. sources. The decline in our desktop page view traffic from the prior year period was approximately 13%, which represented a significant improvement over the declines of 19% and 21% that we experienced in the first and second quarters of 2013, as compared to the prior year periods. The decline in desktop page views was partially offset by the growth in tablet traffic, which we are able to monetize similarly to desktop page views. Combined U.S. desktop and tablet page view traffic was down 4% in the third quarter of 2013, as compared to the prior year period, which also represented a significant improvement compared to the declines of 13% that we experienced in each of the first and second quarters of 2013, as compared to the prior year periods. As discussed under “— Efforts to Increase Advertising and Sponsorship Revenue from Mobile” below, we are beginning to see some demand for advertising on smartphones, but the amount of revenue achieved in the third quarter of 2013 was not meaningful. If users access our services through smartphones as a substitute for access through personal computers and tablets, or if our page views from desktop computers continue to decline for other reasons, and if we are unable to successfully implement monetization strategies for smartphone traffic, our financial results could be negatively affected. Nonetheless, we expect to have more than enough desktop and tablet page view inventory on The WebMD Health Network to meet the expected demand from advertisers and sponsors for our services for the remainder of 2013.

One factor that significantly reduced traffic, in the first half of 2013, to some of the consumer sites in The WebMD Health Network (other than WebMD.com, our flagship site) was changes in Google’s algorithms and other processes that lowered the ranking of those sites in Google search results. Starting in July 2013, we began to see a reversal of this trend, with improvement continuing through the rest of the third quarter. We intend to continue our efforts to increase our page views by providing quality content and tools, as well as by designing our Websites to deliver that content and tools in ways that will cause them to rank well in algorithmic search engine results (which is commonly referred to as search engine optimization or SEO). However, we cannot be certain that our SEO efforts will result in continued improvement or, if they do, how long that will be maintained.

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

•

Efforts to Increase Advertising and Sponsorship Revenue from Mobile.    We remain focused on delivering a multi-screen platform that engages users through desktop portals, through tablet devices and through smartphones. Since we are able to monetize tablet page views similarly to desktop page views, our mobile monetization efforts are focused on monetizing page views from smartphones and references to “mobile” and “mobile monetization” below are to smartphones and the page views they genereate. During the third quarter of 2013, we released a new version of our flagship WebMD App for iPhone®. The new app allows the user to customize content based on his or her own health interests and goals. It also includes expanded local search for health providers and enhanced health information that users can choose from and save on conditions, drugs and first aid topics.

As we broaden our mobile offerings for consumers and physicians, we are also expanding our mobile sponsorship products for advertisers. Mobile, while not yet a meaningful source of revenue for us, could be an important area of growth for the future and we view mobile monetization as an opportunity for incremental revenue. We are beginning to experience demand from customers for mobile advertising and to include mobile components in many of the program configurations that we offer to advertisers and sponsors. However, we are unable to predict when or to what extent such demand will increase. We are also seeing certain differences in such demand among our offerings:

—	With respect to our mobile offerings for physicians, we are seeing some sales traction with advertisers for our mobile product set.

—	We are also beginning to experience demand for mobile advertising and sponsorship with respect to our consumer offerings. We expect that our mobile offerings for consumers will be adopted by our consumer products customers sooner than biopharmaceutical customers as consumer products companies do not have the issues regarding medical and regulatory review that biopharmaceutical companies have. Advertisements for biopharmaceutical products are subject to various regulatory requirements, including requirements to include certain specified information, that are more challenging to meet on the smaller smartphone screen size. We are, however, developing strategies to assist our biopharmaceutical customers in navigating the regulatory environment as it relates to consumer advertising on mobile.

As discussed under “— Traffic Trends” above, the portion of our page views from smartphones has increased rapidly in the past several years. Accordingly, if we are unable to successfully implement monetization strategies for our mobile services, our business and prospects could be adversely affected.

•

Other Factors Affecting the Demand for Our Advertising and Sponsorship Services.    Some of our pharmaceutical company customers have experienced patent expirations for certain of their products in the past two years and some are expected to experience patent expirations over the next several years. In the pharmaceutical industry, patent expirations allow for competition from lower-priced generic versions of the patented drugs and generally result in the termination of marketing efforts for the drug. We believe that patent expirations led to significant overall reductions in marketing, selling and educational expenditures by some pharmaceutical companies in 2012 across their entire product portfolios. However, we believe that amounts budgeted for online advertising have increased for some of our biopharmaceutical customers in the first three quarters of 2013, although we cannot predict if that will continue.

In addition to pharmaceutical, biotechnology and medical device companies, our public portals advertisers and sponsors include consumer products companies, particularly for products that relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention. Revenues from consumer products companies are more likely to reflect general economic conditions, and to be reduced to a greater extent during economic downturns, than revenues from pharmaceutical, biotechnology and medical device companies. Accordingly, revenues from these customers may be subject to significant quarter-to-quarter variations.

Our advertising and sponsorship services are subject to competition from numerous alternatives, including other Internet sites that focus on health-related content, Internet search engines, social media Internet sites, general interest consumer sites and traditional media. Such competition may result in smaller customer commitments or pressure to reduce prices, both of which could reduce our revenues and profit margins. In response to changes in the preferences of our advertisers and sponsors, particularly our pharmaceutical company clients, we have modified our sales and product approach to offer services that can be executed more quickly and we have simplified our products and pricing. We believe this is allowing these clients to better compare our services, and the value they provide, to other digital alternatives. We are also investing in more robust data and analytics capabilities to provide our customers with new value measurements and insights through proprietary analytics tools.

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

•

International.    The WebMD Health Network includes the following international sites: the co-branded Boots WebMD health information site for United Kingdom consumers at www.WebMD.boots.com; and Medscape France (www.medscape.fr) and Medscape Germany (www.medscapemedizin.de), our physician portals in those two countries. We also seek to monetize traffic to Medscape from physicians outside the United States. We plan to continue to pursue opportunities to expand the reach of our brands outside the United States. In certain markets outside the United States, we expect to accomplish this through partnerships or joint ventures with other companies having expertise in the specific country or region, while in other such markets we expect to rely primarily on our own internal resources.

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

While we do not currently anticipate any significant adverse effects on WebMD as a direct result of the application of the Affordable Care Act to our business or on our company in its capacity as an employer, we are unable to predict what the indirect impacts of the Affordable Care Act will be on WebMD’s business through its effects on other healthcare industry participants, including pharmaceutical and medical device companies that are advertisers and sponsors of our public portals and employers and health plans that are clients of our private portals. Healthcare industry participants may respond to the Affordable Care Act or to uncertainties created by the Affordable Care Act by reducing their expenditures or postponing expenditure decisions, including expenditures for our services, which could have a material adverse effect on our business. However, we believe that certain aspects of the Affordable Care Act and future implementing regulations that seek to reduce healthcare costs may create opportunities for WebMD, including with respect to our personal health record applications and health and benefits decision-support tools and, more generally, with respect to our capabilities in providing health and wellness information and education. For example, the Affordable Care Act encourages use of wellness programs through grants to small employers to establish such programs, permission for employers to offer larger rewards than under prior law, in the form of waivers of cost-sharing, premium discounts, or additional benefits, to employees for participating in these programs and meeting certain standards, and the inclusion of wellness services and chronic disease management among the essential health benefits that certain plans are required to provide. In addition, in connection with the implementation of the Affordable Care Act, we have launched a new channel on WebMD.com that provides information and decision-support tools to help consumers understand their options and choose an appropriate health plan based on their needs. However, we cannot yet determine the scope of the other opportunities that the Affordable Care Act may create or what competition we may face in our efforts to pursue such opportunities.

•

Other Initiatives. We are pursuing, and intend to continue to identify, new business opportunities where our consumer and physician audiences and our resources can be leveraged to develop additional products and services. For example, we are in the early stages of developing the capabilities to position WebMD and Medscape as a hub for a set of services that will facilitate information exchange and digital communication between healthcare providers and their patients. As an initial step, the recently released version of our flagship WebMD App for iPhone® will support the new “Patient Instructions” feature available to healthcare professionals in our Medscape App. Medscape Patient Instructions allows physicians and other medical professionals to securely send education and instructions on conditions, procedures and drugs to their patients. Patients can securely and conveniently read the instructions and information on the WebMD App for iPhone®, as well as on WebMD’s mobile web and desktop sites.

New business initiatives present risks and challenges that may be different than the ones we have faced in the past. In addition, later events may alter the risks that were evaluated at the time decisions are made on specific initiatives. We may pursue such initiatives to create new or enhanced revenue streams or, alternatively, to increase audience engagement even when we have not identified any potential related revenue stream. Failure to effectively identify and assess new business initiatives and to successfully implement them may adversely affect our company and its prospects.

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

On September 10, 2013, we completed a tender offer (which we refer to as the 2013 Tender Offer) for our Common Stock and repurchased 5,000,000 shares at a price of $34.00 per share for a total cost of $170,516, which includes $516 of costs directly attributable to the purchase. The 2013 Tender Offer represented an opportunity for WebMD to return capital to stockholders who elected to tender their shares of WebMD Common Stock, while stockholders who chose not to participate in the 2013 Tender Offer automatically increased their relative percentage interest in our company at no additional cost to them.

Stock Repurchases.    During the three and nine months ended September 30, 2012, we repurchased 116,770 shares and 1,174,914 shares, respectively, at an aggregate cost of $1,678 and $24,879, respectively, through our stock repurchase program. During the three and nine months ended September 30, 2013, we repurchased 267,615 shares and 312,781 shares, respectively, at an aggregate cost of $7,742 and $8,454, respectively, through our stock repurchase program.

On October 18, 2013, we entered into an agreement to repurchase 5,527,433 shares of our Common Stock from Carl C. Icahn and certain of his affiliates, at a purchase price of $32.08 per share (the NASDAQ Official Closing Price of our Common Stock on October 18, 2013) at an aggregate cost of $177,320. The repurchase was completed on October 21, 2013. This repurchase was made outside of our stock repurchase program.

Repurchases of Convertible Notes.    On September 30, 2013, we repurchased $100,000 principal amount of our 2.25% Convertible Notes due 2016 (which we refer to as the 2.25% Notes) for $101,750 in cash in a privately negotiated transaction. We recognized a pre-tax loss of $3,296 related to the repurchase which is reflected within loss on convertible notes.

During October 2013, we repurchased $47,768 principal amount of our 2.25% Notes for $48,604 in cash in the open market. After the repurchases, the remaining principal amount of our 2.25% Notes outstanding was $252,232.

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

•

Long-Lived Assets.    Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on fair value using exit price and market participant view, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill and indefinite-lived intangible assets, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill and indefinite-lived intangible assets, whenever indicators of impairment are present. We evaluate the carrying value of goodwill and indefinite-lived intangible assets annually, or whenever indicators of impairment are present. We test goodwill for impairment at the reporting unit level only when, after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value. Long-lived assets held for sale are reported at the lower of cost or fair value less cost to sell. There was no impairment of goodwill or indefinite-lived intangible assets during 2012 or 2013.

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

•

Stock-Based Compensation.    Stock-based compensation expense for all share-based payment awards granted is determined based on the grant date fair value. The grant date fair value for stock options is estimated using the Black-Scholes Option Pricing Model. We recognize these compensation costs net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment awards. As of September 30, 2013, there was approximately $47,800 of unrecognized stock-based compensation expense (net of estimated forfeitures) related to unvested stock options and restricted stock awards held by employees, which is expected to be recognized over a weighted-average period of approximately 2.3 years, related to our stock-based compensation plans.

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

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	$	%(a)	$	%(a)	$	%(a)	$	%(a)
Revenue	$130,937	100.0	$117,513	100.0	$369,016	100.0	$337,128	100.0
Cost of operations	53,438	40.8	53,295	45.4	151,977	41.2	161,009	47.8
Sales and marketing	32,561	24.9	33,136	28.2	94,916	25.7	95,061	28.2
General and administrative	22,689	17.3	23,083	19.6	70,505	19.1	73,851	21.9
Depreciation and amortization	6,552	5.0	6,508	5.5	20,040	5.4	20,151	6.0
Interest income	16	—	19	—	54	—	64	—
Interest expense	5,833	4.5	5,832	5.0	17,497	4.7	17,500	5.2
Gain on investments	—	—	—	—	—	—	8,074	2.4
Loss on convertible notes	3,296	2.5	—	—	3,296	0.9	—	—
Other expense	—	—	—	—	1,353	0.4	2,297	0.7

Income (loss) from continuing operations before income tax provision (benefit)	6,584	5.0	(4,322)	(3.7)	9,486	2.6	(24,603)	(7.3)
Income tax provision (benefit)	3,353	2.6	(1,202)	(1.0)	5,182	1.4	(7,604)	(2.3)

Income (loss) from continuing operations	3,231	2.5	(3,120)	(2.7)	4,304	1.2	(16,999)	(5.0)
Income from discontinued operations	—	—	2,235	1.9	—	—	2,743	0.8

Net income (loss)	$3,231	2.5	$(885)	(0.8)	$4,304	1.2	$(14,256)	(4.2)

(a)	Amounts may not add due to rounding.

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

The following table is a summary of our non-cash expenses included in the respective statements of operations captions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock-based compensation expense included in:
Cost of operations	$1,693	$2,046	$5,034	$6,676
Sales and marketing	2,066	1,932	6,586	6,397
General and administrative	5,712	5,634	19,012	22,820

Total stock-based compensation expense	$9,471	$9,612	$30,632	$35,893

Three and Nine Months Ended September 30, 2013 and 2012

The following discussion is a comparison of our results of operations for the three and nine months ended September 30, 2013 and 2012.

Revenue

Our total revenue increased by 11.4% and 9.5% to $130,937 and $369,016 in the three and nine months ended September 30, 2013, respectively, from $117,513 and $337,128 in the prior year periods. This increase is primarily due to higher revenue from our public portals. A more detailed discussion regarding changes in revenue is included below under “— Supplemental Financial and Operating Information.”

Costs and Expenses

Cost of Operations.    Cost of operations was $53,438 and $151,977 for the three and nine months ended September 30, 2013, respectively, compared to $53,295 and $161,009 in the prior year periods. As a percentage of revenue, cost of operations was 40.8% and 41.2% for the three and nine months ended September 30, 2013, compared to 45.4% and 47.8% for the prior year periods. Included in cost of operations was non-cash expense related to stock-based compensation of $1,693 and $5,034 during the three and nine months ended September 30, 2013, respectively, compared to $2,046 and $6,676 in the prior year periods. Cost of operations excluding such non-cash expense was $51,745 and $146,943 for the three and nine months ended September 30, 2013, respectively, or 39.5% and 39.8% of revenue, compared to $51,249 and $154,333, or 43.6% and 45.8% of revenue for the prior year periods. The decrease in absolute dollars and as a percentage of revenue for the nine months ended September 30, 2013 compared to the prior year periods was due to our ability to deliver the 11.4% and 9.5% increases in revenue with a reduced cost structure resulting from the restructuring actions taken in December 2012. See “— Introduction — Background Information on Certain Significant Developments and Transactions — Restructuring” for additional information.

Sales and Marketing.    Sales and marketing expense was $32,561 and $94,916 for the three and nine months ended September 30, 2013, respectively, compared to $33,136 and $95,061 in the prior year periods. As a percentage of revenue, sales and marketing expense was 24.9% and 25.7% for the three and nine months ended September 30, 2013, respectively, compared to 28.2% in each of the prior year periods. Included in sales and marketing expense was non-cash expense related to stock-based compensation of $2,066 and $6,586 during the three and nine months ended September 30, 2013, respectively, compared to $1,932 and $6,397 in the prior year periods. Sales and marketing expense, excluding such non-cash expenses, was $30,495 and $88,330 during the three and nine months ended September 30, 2013, respectively, or 23.3% and 23.9% of revenue, compared to $31,204 and $88,664, or 26.6% and 26.3% of revenue for the prior year periods. The decrease as a percentage of revenue, excluding the non-cash expenses discussed above, for the three and nine month periods ended

September 30, 2013 compared to the prior year periods was primarily due to the 11.4% and 9.5% increases in revenue without a commensurate increase in our sales and marketing expenses as certain of these expenses are fixed in nature and as a result of the reduced cost structure resulting from the restructuring actions taken in December 2012.

General and Administrative.    General and administrative expense was $22,689 and $70,505 for the three and nine months ended September 30, 2013, respectively, compared to $23,083 and $73,851 in the prior year periods. As a percentage of revenue, general and administrative expense was 17.3% and 19.1% of revenue for the three and nine months ended September 30, 2013, respectively, compared to 19.6% and 21.9% of revenue in the prior year periods. Included in general and administrative expense was non-cash stock-based compensation expense of $5,712 and $19,012 during the three and nine months ended September 30, 2013, respectively, compared to $5,634 and $22,820 in the prior year periods. The decrease in non-cash stock-based compensation expense for the nine months ended September 30, 2013 compared to the prior year period was primarily due to the voluntary surrender of stock options by certain of our officers and directors during the three months ended March 31, 2012 and the related acceleration of the unrecognized stock-based compensation expense associated with those options of $7,398 in the prior year period for which there was no comparable expense during the nine months ended September 30, 2013. This decrease was offset by an increase of approximately $3,590 in 2013, compared to 2012, that resulted from equity grants made to employees during 2013 for which there was no comparable expense in 2012 and the acceleration of stock-based compensation expense related to certain equity awards held by our former Chief Executive Officer in connection with his severance arrangement. General and administrative expense, excluding such non-cash expense, was $16,977 and $51,493 during the three and nine months ended September 30, 2013, respectively, or 13.0% and 14.0% of revenue, compared to $17,449 and $51,031, or 14.8% and 15.1% of revenue in the prior year periods. The decrease as a percentage of revenue, excluding the non-cash expenses discussed above, for 2013 compared to 2012 was primarily due to the 11.4% and 9.5% increases in revenue without a commensurate increase in our general and administrative expenses as certain of these expenses are fixed in nature and as a result of the reduced cost structure resulting from the restructuring actions taken in December 2012.

Depreciation and Amortization.    Depreciation and amortization expense was $6,552 and $20,040 for the three and nine months ended September 30, 2013, respectively, compared to $6,508 and $20,151 in the prior year periods.

Interest Income.    Interest income was $16 and $54 for the three and nine months ended September 30, 2013, respectively, compared to $19 and $64 in the prior year periods.

Interest Expense.    Interest expense was $5,833 and $17,497 for the three and nine months ended September 30, 2013, respectively, compared to $5,832 and $17,500 in the prior year periods. These amounts included non-cash interest expense related to the amortization of issuance costs of $1,082 and $3,245 during the three and nine months ended September 30, 2013, respectively, compared to $1,081 and $3,244 in the prior year periods.

Gain on Investments.    During the nine months ended September 30, 2012, we recorded a gain on investments of $8,074 related to adjustments in the value of our ARS Option. See “— Introduction — Background Information on Certain Significant Developments and Transactions — Auction Rate Securities” for additional information.

Loss on Convertible Notes.    During the three and nine months ended September 30, 2013, we recorded a loss on convertible notes of $3,296 related to the repurchase of $100,000 principal amount of our 2.25% Convertible Notes due 2016. See “— Introduction — Background Information on Certain Significant Developments and Transactions — Repurchases of Convertible Notes” for additional information.

Other Expense.    Other expense was $1,353 and $2,297 for the nine months ended September 30, 2013 and 2012. For the nine months ended September 30, 2013, other expense consisted of cash severance and related expenses due to the May 2013 departure of a Chief Executive Officer of the Company. For the nine months ended September 30, 2012, other expense included cash severance and related expenses due to the January 2012 departure of a Chief Executive Officer of the Company, and the related search and recruitment of his replacement during that period.

Income Tax Provision (Benefit).    The income tax provision was $3,353 and $5,182 for the three and nine months ended September 30, 2013, respectively, compared to an income tax benefit of $1,202 and $7,604 in the prior year periods.

Income from Discontinued Operations, Net of Tax.    Income from discontinued operations, net of tax, was $2,235 and $2,743 during the three and nine months ended September 30, 2012, respectively. During the three and nine months ended September 30, 2012, we recognized an after-tax gain of $2,235 related to the receipt of approximately $3,600 from the United States Department of Justice in relation to the investigation by the United States Attorney for the District of South Carolina (which we refer to as the Investigation). These funds represented a reimbursement to us related to recoveries by the United States Department of Justice from former employees of a former subsidiary who pleaded guilty to the matters involved in the Investigation. None of the former employees who pleaded guilty were employees who the Company provided indemnification for in connection with the Investigation. Additionally, during the nine months ended September 30, 2012, income from discontinued operations includes a net state tax refund of $508 that we received in connection with the finalization of a state tax appeal related to the September 2006 sale of Emdeon Practice Services, Inc. to Sage Software, Inc. (which we refer to as the EPS Sale).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue
Public portal advertising and sponsorship	$109,608	$97,562	$308,829	$279,082
Private portal services	21,329	19,951	60,187	58,046

	$130,937	$117,513	$369,016	$337,128

Earnings before interest, taxes, non-cash and other items (Adjusted EBITDA)	$31,720	$17,611	$82,250	$43,100

Interest, taxes, non-cash and other items
Interest income	16	19	54	64
Interest expense	(5,833)	(5,832)	(17,497)	(17,500)
Income tax (provision) benefit	(3,353)	1,202	(5,182)	7,604
Depreciation and amortization	(6,552)	(6,508)	(20,040)	(20,151)
Non-cash stock-based compensation	(9,471)	(9,612)	(30,632)	(35,893)
Gain on investments	—	—	—	8,074
Loss on convertible notes	(3,296)	—	(3,296)	—
Other expense	—	—	(1,353)	(2,297)

Income (loss) from continuing operations	3,231	(3,120)	4,304	(16,999)
Income from discontinued operations, net of tax	—	2,235	—	2,743

Net income (loss)	$3,231	$(885)	$4,304	$(14,256)

The following discussion is a comparison of the results of operations for our two groups of revenue and our Adjusted EBITDA for the three and nine months ended September 30, 2013 and 2012.

Public Portal Advertising and Sponsorship.    Public portal advertising and sponsorship revenue was $109,608 and $308,829 in the three and nine months ended September 30, 2013, respectively, an increase of $12,046 and $29,747, or 12.3% and 10.7% from the prior year periods. This increase was attributable to an increase in advertising of certain of our customers, particularly our biopharmaceutical advertisers. For a more detailed discussion, see “Introduction — Background Information on Certain Trends and Developments Affecting Our Business — Other Factors Affecting the Demand for Our Advertising and Sponsorship Services.” Although there were changes made to simplify our pricing structure, any actual changes to prices did not have a significant impact on the increase in revenue during the three and nine months ended September 30, 2013.

Private Portal Services.    Private portal services revenue was $21,329 and $60,187 in the three and nine months ended September 30, 2013, respectively, an increase of $1,378 and $2,141, or 6.9% and 3.7% from the prior year periods. In general, pricing remained relatively stable for our private portal services and was not a significant source of the revenue increase. The number of customers using our private portal platform at September 30, 2013 was 113 compared to 123 customers using our private portal platform at September 30, 2012.

Adjusted EBITDA.    Adjusted EBITDA increased to $31,720 and $82,250 during the three and nine months ended September 30, 2013, respectively, compared to $17,611 and $43,100 in the prior year periods. As a percentage of revenue, Adjusted EBITDA was 24.2% and 22.3% for the three and nine months ended September 30, 2013, respectively, compared to 15.0% and 12.8% in the prior year periods. This increase as a percentage of revenue was primarily due to the higher revenue in 2013, combined with lower operating expenses as a result of the restructuring activities that took place in December 2012. See “— Introduction — Background Information on Certain Significant Developments and Transactions — Restructuring” for additional information.

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

Liquidity and Capital Resources

As of September 30, 2013, we had $776,098 of cash and cash equivalents, and working capital of $752,484. Our cash and cash equivalents and working capital are affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, the timing of interest payments related to our convertible debt, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities for the nine months ended September 30, 2013 was $61,911 which related to net income of $4,304, adjusted for the loss on convertible notes of $3,296, the non-cash income tax provision of $4,592 related to deferred income taxes, and other non-cash expenses of $53,917, which include depreciation and amortization expense, non-cash interest expense and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities resulted in a decrease in cash of $4,198, primarily due to cash used as a result of a decrease in accrued expenses and other long-term liabilities of $5,689, a decrease in deferred revenue of $5,326 and an increase in prepaid expenses and other assets of $100 offset by cash provided by a decrease in accounts receivable of $6,917.

Cash provided by operating activities of our continuing operations for the nine months ended September 30, 2012 was $44,032, which related to a net loss of $14,256, adjusted for the income from discontinued operations of $2,743, the gain on investments of $8,074, the non-cash income tax benefit of $7,702 related to deferred income taxes, and other non-cash expenses of $59,288, which include depreciation and amortization expense, non-cash interest expense and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities resulted in an increase in cash of $17,519, primarily due to cash provided by a decrease in accounts receivable of $26,325 offset by cash used as a result of a decrease in deferred revenue of $4,517, a decrease in accrued expenses and other long-term liabilities of $1,760 and an increase in prepaid expenses and other assets of $2,529.

Cash used in investing activities was $8,520 and $19,770 in the nine months ended September 30, 2013 and 2012. We used $9,901 in connection with purchases of property and equipment in the nine months ended September 30, 2013 compared to $29,039 of purchases of property and equipment in the prior year period. The higher purchases of property and equipment in the prior year period related to leasehold improvements for certain of our office facilities. In the nine months ended September 30, 2013, we also received $1,381 from the sale of property and equipment. In the nine months ended September 30, 2012, we also received $9,269 related to our ARS Option.

Cash used in financing activities was $269,128 in the nine months ended September 30, 2013, compared to cash used in financing activities of $176,842 in the prior year period. Cash used in financing activities in the nine months ended September 30, 2013 primarily related to $170,516 used to repurchase our Common Stock through a tender offer in September 2013, $101,750 used to repurchase our convertible notes, $9,023 used for the repurchase of our Common Stock through the repurchase program, and $7,321 for withholding taxes on stock-based awards. Offsetting these uses of cash in the 2013 period were the proceeds received from the exercise of stock options of $19,482. Cash used in financing activities in the nine months ended September 30, 2012 related to $150,759 for the repurchase of shares of our Common Stock through a tender offer in April 2012, $24,879 for repurchases of our Common Stock through our repurchase program and $2,332 used for withholding taxes on stock-based awards. Also included in cash from financing activities during the nine months ended September 30, 2012 was $827 of proceeds received from the exercise of stock options and an excess tax benefit on stock-based awards of $301.

Included in our consolidated statement of cash flows for the nine months ended September 30, 2012 is cash provided by discontinued operations of $759 related to the cash received in connection with the finalization of a state tax appeal related to the EPS Sale.

During October 2013, we used cash and cash equivalents of $177,320 for the purchase of our Common Stock from Carl C. Icahn and certain of his affiliates and $48,604 for the purchase of our 2.25% Convertible Notes due 2016. Potential future uses of cash beyond these October 2013 transactions include (a) potential additional repurchases of our Common Stock or convertible notes and (b) our anticipated capital expenditure requirements for the fourth quarter of 2013, which we currently estimate to be approximately $5,000 to $10,000 in the aggregate and which relate to improvements that will be deployed across our public and private portal Websites in order to enable us to service future growth in unique users and page views, as well as to create new sponsorship areas for our customers, and to improve the systems used to provide our private portal applications.

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

In July 2013, the FASB issued an update to existing guidance on the financial presentation of unrecognized tax benefits. The update provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, which for the Company will be the first quarter of 2014. The adoption of this update is expected to have no impact on our financial condition, results of operations or cash flows.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal and maintain adequate liquidity.

Our cash and money market investments, which were approximately $776 million at September 30, 2013, are not subject to changes in interest rates.

The 2.50% Notes and the 2.25% Notes have fixed interest rates; therefore, changes in interest rates will not impact our results of operations or financial position.

ITEM 4.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2013. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of September 30, 2013.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and the Chief Financial Officer, concluded that there were no changes in WebMD’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.    Legal Proceedings

The information relating to legal proceedings contained in Note 7 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report is incorporated herein by this reference.

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

A significant portion of the traffic to The WebMD Health Network is directed to us through algorithmic search results on Internet search engines and, if we are listed less prominently in search result listings, our business and operating results could be harmed

A significant portion of the traffic to The WebMD Health Network is directed to us through the algorithmic search results on Internet search engines such as Google. Algorithms are used by search engines to determine the listings, and the order of such listings, displayed in response to specific searches. Accordingly, in addition to providing quality content and tools, we seek to design our Websites to deliver the content and tools in ways that will cause them to rank well in algorithmic search engine results, which makes it more likely that search engine users will visit our Websites. This is commonly referred to as search engine optimization, or SEO. However, there can be no assurance that our SEO efforts will succeed in improving the ranking of our content or, even if they do result in such improvement, that the improved ranking will result in increased numbers of users and page views for our Websites. In addition, search engines frequently change the criteria that determine site rankings in their search results and our SEO efforts will not be successful if we do not respond to those changes appropriately and on a timely basis. One factor that we believe significantly reduced traffic, in the first half of 2013, to some of the consumer sites in The WebMD Health Network (other than WebMD.com, our flagship site) was changes in Google’s algorithms and other processes that lowered the ranking of those sites in Google search results during that period. Although we saw a reversal of this trend in the third quarter of 2013, we cannot be certain whether the improvement will continue or, if it does, how long it can be maintained. Search engine providers may also prioritize search results generated by certain types of queries, including health-related queries, based on criteria they select or may otherwise intermediate in the search results generated, which could, in some circumstances, reduce the ranking that would otherwise be provided to our Websites and increase the ranking of other sites. If we are unable to respond effectively to changes made by search engine providers in their algorithms and other processes, a substantial decrease in traffic to The WebMD Health Network could occur, which could cause our revenue to decrease and have a material adverse effect on our results of operations.

Increasingly, individuals are using mobile devices to access online content and services and, if we fail to capture a significant share of this portion of the market for online health information services or fail to generate revenue from it, our business could be adversely affected

The number of people who access online content and services through smartphones, tablets and other mobile devices has increased dramatically in the past few years, including the number of physicians and other healthcare professionals who do so. Accordingly, the portion of our page views from mobile devices has increased rapidly and is expected to continue to increase. In addition, during 2012 and the first three quarters of 2013, we experienced a decline in page views from desktop computers as the usage from mobile devices has increased. It is difficult to predict the problems we may encounter in developing and maintaining competitive mobile services and we may need to devote significant resources to their creation, maintenance and support.

We do not currently generate meaningful revenue from our mobile health information services on smartphones, and our ability to do so successfully is unproven. Even if demand for our mobile platforms and applications exists and we achieve a significant share of the usage of mobile health information services on smartphones, we cannot assure you that we will be able to achieve significant revenue or profits from these services. Although monetization of tablet page views is generally similar to monetization of desktop page views, monetization of smartphone page views will require different strategies and techniques because of the smaller screen size. We are in the early stages of developing and testing those strategies and techniques and, accordingly, cannot provide assurance that our efforts to monetize smartphone page views will be successful or, even if they begin to produce some positive results, how long that would last in light of changing preferences of users and of advertisers and sponsors, ongoing technological changes and changes in applicable laws, regulations and other standards. If users access our services through smartphones as a substitute for access through personal computers and tablets, and if we are unable to successfully implement monetization strategies for smartphone traffic, our revenue and financial results may be negatively affected.

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

Failure to enhance the analytic capabilities we use to demonstrate the value of our services to advertisers and sponsors could adversely affect our ability to market our services

We are working to enhance the analytic capabilities we use to demonstrate to advertisers and sponsors how promotional strategies implemented through The WebMD Health Network impact physician and consumer behaviors and preferences. Our ability to demonstrate the value of advertising and sponsorship on The WebMD Health Network will depend, in part, on the accuracy of our analytics and measurement capabilities, on our ability to develop reporting tools using the capabilities and our ability to further improve such capabilities and tools. If we are unable to enhance our analytic capabilities, it could adversely affect our ability to market our services and we may lose business to competitors even if our advertising and sponsorship services are superior to theirs.

Restrictions on our ability to access or use various forms and sources of data could adversely impact our business

We are increasingly using data analytics based on information that we collect regarding usage of our public portals, as well as other third party sources of data. Our use of data regarding users of our public portals is governed by the privacy policies posted on those sites and is designed to comply with applicable laws and regulations, including HIPAA, as is our use of any third-party data. In addition, we sell certain information products on a standalone basis utilizing de-identified data that we license from a third-party source. Changes to our ability to access or use data could adversely affect our ability to implement improved analytics or to offer information products on a standalone basis. Accordingly, our business could be adversely impacted if, for any reason (including, but not limited to, changes in applicable laws and regulations) the data we use becomes unavailable or the conditions on its availability are not commercially reasonable or are inconsistent with our planned usage. In addition, the quality of our data analytics depends on the reliability of the information that we are able to obtain. If the information we use contains errors or is otherwise unreliable, analyses we create and actions we take based on those analyses could be wrong, which could hurt our reputation and business.

Failure to maintain and enhance the “WebMD” and “Medscape” brands could have a material adverse effect on our business

We believe that the “WebMD” and “Medscape” brand identities that we have developed have contributed to the success of our business and have helped us achieve recognition as a trusted source of health and wellness information and tools for consumers and of online content for physicians and other healthcare professionals. We also believe that maintaining and enhancing those brands is important to expanding the user base for our public portals and to our relationships with sponsors and advertisers. The “WebMD” brand is also important to our ability to gain additional employer and healthcare payer clients for our private portals. We have expended considerable resources on establishing and enhancing the “WebMD” and “Medscape” brands and our other brands, and we have developed policies and procedures designed to preserve and enhance our brands, including editorial procedures designed to provide quality control of the information we publish. We expect to continue to devote resources and efforts to maintain and enhance our brands. However, we may not be able to successfully maintain or enhance our brands, and events outside of our control may have a negative effect on our brands. If we are unable to maintain or enhance our brands, and do so in a cost-effective manner, our business could be adversely affected.

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

In addition, revenues from consumer products companies are more likely to reflect general economic conditions, and to be reduced to a greater extent during economic downturns, than revenues from pharmaceutical, biotechnology and medical device companies. Accordingly, revenues from this portion of our business may be subject to significant quarter-to-quarter variations and we may be unsuccessful in our efforts to develop it further.

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

Federal and state legislatures and agencies periodically consider reforming aspects of the United States healthcare system. Significant federal healthcare reform legislation was enacted in March 2010, as discussed in the next risk factor. Additionally, in Europe, the national health care systems may be reformed from time to time.

Even if general expenditures by industry participants remain the same or increase, developments in the healthcare industry may result in reduced spending in some or all of the specific market segments that we serve or are planning to serve. For example, use of our products and services could be affected by:

•	changes in the design of health insurance plans;

•

the timing of FDA, or European or other national regulatory authority, approvals of generic products that compete with existing brand name products and any increase in the number or significance of such approvals or of withdrawals of brand name products from the market;

•

the timing of FDA, or European or other national regulatory authority, approvals for new products or few new approved uses for existing products and any decrease in the number or significance of new drugs or medical devices coming to market or new approved uses for existing such products; and

•

decreases in marketing expenditures by pharmaceutical or medical device companies, including as a result of governmental regulation or private initiatives that discourage or prohibit advertising, sponsorship or educational activities by pharmaceutical or medical device companies or that discourage or prohibit their use of online services for some or all such activities.

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

In September 2013, the FDA issued final guidance regarding mobile medical applications. The FDA intends to regulate only those mobile applications that meet the agency’s definition of “device” and could pose a risk to patients’ safety if they fail to work as intended. The FDA intends to exercise enforcement discretion with respect to lower risk mobile applications that meet the device definition. Mobile applications that do not meet the device definition are beyond the FDA’s jurisdiction, and therefore, not subject to the agency’s oversight. We believe that none of our existing online services and mobile applications are subject to regulation as a medical device under applicable FDA regulations. However, it is possible that products or services that we may offer in the future could subject us to such regulation or that current rules could change or be interpreted to apply to some of our existing online services or mobile applications. Complying with such regulations could be burdensome and expensive and could delay our introduction of new services or applications.

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

Internet and mobile user privacy, personal data security and the use of consumer information to track online activities are major issues both in the United States and abroad. For example, in February 2009, the FTC published Self-Regulatory Principles to govern the tracking of consumers’ activities online in order to deliver advertising targeted to the interests of individual consumers (sometimes referred to as behavioral advertising). These principles serve as guidelines to the industry. In December 2010, following a series of workshops, the FTC issued a preliminary staff report containing a proposed framework for businesses and policymakers for online consumer privacy issues and, in March 2012, the FTC issued a final report setting forth its current views on best practices, to protect the privacy of consumers, to be implemented by companies that collect and use consumer data. Also in March 2012, the White House released a Privacy White Paper that outlined the Obama Administration’s proposal for a new American privacy framework based on a Consumer Bill of Privacy Rights and which called for the development of industry-specific voluntary, enforceable privacy codes of conduct through a collaborative multi-stakeholder process. Both the FTC and the White House called for Congress to develop baseline privacy legislation and the FTC also called on industry to accelerate the pace of self-regulation. In addition, earlier in 2013 the FTC issued a staff report regarding mobile privacy disclosures that included recommendations for privacy disclosures for mobile applications, and the California Attorney General also issued mobile application privacy guidelines. The FTC has otherwise been active in investigating and entering into consent decrees under its current unfair or deceptive trade practices authority with companies because of their online privacy and data security practices. There is a possibility of legislation, regulation and increased enforcement activities relating to privacy and behavioral advertising. For example, the FTC issued revised Children’s Online Privacy Protection Act (COPPA) rules in late 2012 that broaden the scope of the regulations, and amended Federal Communications Commission (FCC) rules under the Telephone Consumer Protection Act (TCPA) relating to certain forms of telemarketing and telephone calls, including text messages, took effect in October 2013. In addition, some bills have been introduced in Congress, and more are expected, that, if passed, could impose substantial new regulations on online behavioral advertising activities. In addition, changes in industry practice (whether on their own or when combined with regulatory changes) could adversely impact our ability to deliver advertisements based on online behavior. For example, it is possible that at some point in the future, it will be a common Internet practice for websites to honor “Do Not Track” settings in Internet browsers that are turned on by default. Whether through industry practice or in combination with government regulation, such a development could limit our ability to serve advertisements to consumers based on online behavior on third party sites or on our sites, which could adversely affect our revenue.

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

The Privacy Standards and Security Standards under the Health Insurance Portability and Accountability Act of 1996 (or HIPAA) establish a set of national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses and healthcare providers (referred to as covered entities) and their business associates. Previously, only covered entities were directly subject to potential civil and criminal liability under these Standards. However, the Health Information

Technology for Economic and Clinical Health (HITECH) Act, which was enacted as part of the American Recovery and Reinvestment Act of 2009 (ARRA), amended the HIPAA Privacy Standards and Security Standards and made certain provisions applicable to those portions of our business, such as those managing employee or plan member health information for employers or health plans, that are business associates of covered entities. Currently, we are bound by certain contracts and agreements to use and disclose protected health information in a manner consistent with the Privacy Standards and Security Standards. Beginning on February 17, 2010, some provisions of the HIPAA Privacy Standards and Security Standards began to apply directly to us. For periods prior to that, depending on the facts and circumstances, we could potentially be subject to criminal liability for aiding and abetting or conspiring with a covered entity to violate the Privacy Standards or Security Standards. As of February 17, 2010, we became directly subject to HIPAA’s criminal and civil penalties. HITECH increased civil penalty amounts for violations of HIPAA and significantly strengthens enforcement by requiring HHS to conduct periodic audits to confirm compliance and authorizing state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of HIPAA Privacy Standards and Security Standards that threaten the privacy of state residents. In January 2013, HHS issued a final HITECH omnibus rule implementing significant changes to the HIPAA Standards, including the obligations of business associates and their potential liability for violating the regulations. Compliance with most of the new requirements became required on September 23, 2013. We cannot assure you that we will adequately address the risks created by these amended HIPAA Privacy Standards and Security Standards. In addition, we are unable to predict what changes to these Standards might be made in the future or how those changes, or other changes in applicable laws and regulations, could affect our business.

In Europe, the current national implementations of the existing general data protection Directive 95/46/EC and of the e-Privacy Directive 2002/58/EC provide for criminal and administrative sanctions in case of violations, even though criminal sanctions are very rarely imposed. For example, France and Germany provide for administrative fines of up to 300,000 Euros (approximately 360,000 USD) in case of illegal collection or processing of personal identifiable information. Under the new draft General Data Protection Regulation on data protection proposed by the European Commission in January 2012, as modified by the European Parliament in October 2013, fines of up to 100,000,000 Euros (approximately 120,000,000 USD) or up to 5% of the global turnover of the infringer could be imposed.

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

Failure to comply with applicable anti-corruption laws could subject us to penalties and other adverse consequences

The United States and other countries have adopted anti-corruption laws that generally prohibit directly or indirectly giving, offering or promising inducements to public officials to elicit an improper commercial advantage. Under applicable U.S., German, and most European law, this prohibition has been interpreted to apply to doctors and other medical professionals who work in state-run hospitals and state-run healthcare systems. Some of these laws also prohibit directly or indirectly giving, offering or promising (and, in some cases, accepting or soliciting) inducements to (or from) private parties to elicit (or grant) an improper commercial advantage. In recent years, the U.S. Government has brought enforcement actions that led to significant monetary penalties against several companies operating in the global healthcare industry for violations of anti-corruption laws resulting from illegal payments made to non-U.S. medical professionals.

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

On April 3, 2012, WebMD completed a modified “Dutch Auction” tender offer through which we repurchased $150 million of WebMD Common Stock at a price of $26.00 per share (the “Dutch Auction Tender Offer”). On September 10, 2013, WebMD completed a tender offer through which we repurchased 5 million shares of WebMD Common Stock at a price of $34.00 per share (the “2013 Tender Offer”). Completion of the Dutch Auction Tender Offer and the 2013 Tender Offer may increase the possibility of another ownership change and corresponding annual limitation, which could decrease the existing annual limitation and would apply to all NOL carryforwards and tax credits generated prior to this potential new ownership change.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by WebMD during the three months ended September 30, 2013 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
7/1/13 - 7/31/13	270,945	$28.96	267,615	$53,718,710
8/1/13 - 8/31/13	4,454	$31.70	—	$53,718,710
9/1/13 - 9/30/13	5,015,518	$33.99	5,000,000	$53,718,710

Total	5,290,917	$33.73	5,267,615

(1)	Includes the following number of shares withheld from WebMD Restricted Common Stock that vested during the respective periods in order to satisfy withholding tax requirements related to the vesting of the awards: 3,330 in July, 4,454 in August and 15,518 in September. The value of these shares was determined based on the closing price of WebMD Common Stock on the date of vesting.

(2)	In August 2011, a stock repurchase program (the “Program”) was established through which WebMD was authorized to use up to $75,000,000 to purchase shares of its Common Stock. During October 2011, WebMD’s Board of Directors authorized a $75,000,000 increase to the Program. For additional information, see Note 5 to the Consolidated Financial Statements included in this Quarterly Report.

(3)	In September 2013, WebMD completed a tender offer through which it repurchased 5,000,000 shares of its Common Stock at a price of $34.00 per share. For additional information, see Note 5 to the Consolidated Financial Statements included in this Quarterly Report.

ITEM 6.    Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBMD HEALTH CORP.

By:	/s/ PETER ANEVSKI
Peter Anevski
Executive Vice President and
Chief Financial Officer

Date: November 7, 2013

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))

10.1	Amendment, dated as of August 11, 2013, to the Employment Agreement between the Registrant and David J. Schlanger (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2013)*

10.2	Amendment, dated as of August 11, 2013, to the Employment Agreement between the Registrant and Steven L. Zatz, M.D. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 15, 2013)*

10.3	Second Amendment to Rights Agreement, dated as of August 1, 2013 (incorporated by reference to Exhibit 4.3 to Amendment No. 2, filed on August 2, 2013, to the Registrant’s Registration Statement on Form 8-A)

10.4	Stock Purchase Agreement, dated October 18, 2013, by and among the Registrant and the Icahn Group (incorporated by reference to Exhibit 1 to Amendment No. 10, filed on October 21, 2013, to the Icahn Group’s Schedule 13-D relating to the Common Stock of the Registrant)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Section 1350 Certification of Chief Executive Officer of Registrant

32.2	Section 1350 Certification of Chief Financial Officer of Registrant

99.1	Explanation of Non-GAAP Financial Measures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Agreement relates to executive compensation.

E-1