Form 10-K/A
period 2013-12-31
WebMD Health Corp.
filed 2014-04-29
CIK 1326583

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

WebMD Health Corp. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2014 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because our definitive proxy statement will be filed later this year. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is deleted by this Amendment.

Part III of the Original Filing (Items 10 through 14) is being amended and restated in its entirety by this Amendment. In addition, the Exhibit Index that is incorporated by reference into Part IV, Item 15 of the Original Filing is being amended and restated in its entirety by this Amendment, with the only changes being the addition of Exhibits 10.82, 31.3 and 31.4 and related changes to the footnotes to that Index. This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The charts below list our directors and executive officers and are followed by biographical information about them. The biographical information regarding each member of our Board of Directors ends with a statement regarding that member’s qualifications for service on our Board, as considered by the Nominating & Governance Committee of our Board (regardless of whether the individual director is up for election this year).

Directors

Name	Age	Positions
Mark J. Adler, M.D.(3)	57	Director; Chairman of the Compensation Committee
Kevin M. Cameron	47	Director; Special Advisor to the Chairman of the Board
Neil F. Dimick(1)(2)(4)	64	Director; Chairman of the Nominating & Governance Committee
Jerome C. Keller(4)	71	Director
James V. Manning(1)(2)	67	Director; Chairman of the Audit Committee
Herman Sarkowsky(3)	88	Director
Joseph E. Smith(3)	75	Director
Stanley S. Trotman, Jr.(1)(2)	70	Director
MartinJ. Wygod(1)	74	Chairman of the Board

(1)	Member of the Executive Committee

(2)	Member of the Audit Committee

(3)	Member of the Compensation Committee

(4)	Member of the Nominating & Governance Committee

For a description of each of the standing committees of the Board of Directors and other corporate governance matters, see “Corporate Governance” below.

Executive Officers

Name	Age	Positions
David J. Schlanger	54	Chief Executive Officer
Steven Zatz, M.D.	57	President
Peter Anevski	46	Executive Vice President and Chief Financial Officer
Michael B. Glick	57	Executive Vice President and Co-General Counsel
Douglas W. Wamsley	55	Executive Vice President, Co-General Counsel and Secretary
Martin J. Wygod	74	Chairman of the Board

Mark J. Adler, M.D. has been a member of WebMD’s Board of Directors since September 2005. From September 2000 until completion of WebMD’s merger with HLTH Corporation (which we refer to as HLTH), the former parent company of WebMD, in October 2009 (which we refer to as the Merger), Dr. Adler was a member of HLTH’s Board of Directors. Dr. Adler is an oncologist and served for over 10 years as Chief Executive Officer of the San Diego Cancer Center until its acquisition in February 2011 by the University of California. He continued as a director of this cancer center until February 2014. He is currently a director of the San Diego Cancer Research Institute. Until April 2006, he had also served, for more than five years, as the Chief Executive Officer of the combined internal medicine and oncology group of Medical Group of North County in San Diego, California. Dr. Adler’s qualifications for membership on WebMD’s Board of Directors include: his many years of experience as a physician and an executive of a physician practice; and his prior service as a director of WebMD, HLTH and predecessor companies.

Peter Anevski has served as Executive Vice President and Chief Financial Officer of WebMD since May 2013. Prior to that, Mr. Anevski served in senior finance and operations roles at WebMD and predecessor companies for 14 years, most recently as Senior Vice President, Finance of WebMD for more than five years.

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

David J. Schlanger became Chief Executive Officer of WebMD in August 2013, after serving as Interim Chief Executive Officer starting in May 2013. Mr. Schlanger had served in senior executive positions with WebMD and predecessor companies for more than 15 years, most recently as Senior Vice President, Strategic and Corporate Development from January 2012 to May 2013. Prior to that, he was Senior Vice President, Corporate Development of WebMD for more than five years.

Joseph E. Smith became a member of WebMD’s Board of Directors in October 2009, upon completion of the Merger. Mr. Smith was a member of HLTH’s Board of Directors from September 2000 until the Merger. Mr. Smith served in various positions with Warner-Lambert Company, a pharmaceutical company, from March 1989 to September 1997, the last of which was Corporate Executive Vice President and a member of the Office of the Chairman and the firm’s Management Committee. Mr. Smith was a member of the Board of Directors of Par Pharmaceutical Companies, Inc., a manufacturer and distributor of generic and branded pharmaceuticals, for more than five years prior to its acquisition by affiliates of TPG in September 2012. Mr. Smith is a member of the Board of Directors of NovaMedica, a privately held pharmaceutical company. Mr. Smith’s qualifications for membership on WebMD’s Board of Directors include: his prior service as a director of WebMD, HLTH and a predecessor company; his many years of experience as an executive of a pharmaceutical manufacturer; and his service on the boards of other public and private companies in the healthcare industry.

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

Martin J. Wygod has, since May 2005, served as Chairman of the Board of WebMD. From March 2001 until the Merger in October 2009, Mr. Wygod served as HLTH’s Chairman of the Board and served as a member of its Board of Directors from September 2000 until the Merger. Mr. Wygod also served as HLTH’s Acting Chief Executive Officer from February 2008 until the Merger and as its Chief Executive Officer from September 2000 until May 2003. He is also engaged in the business of racing and breeding thoroughbred horses. Mr. Wygod’s qualifications for membership on WebMD’s Board of Directors include: his prior service as an executive officer and director of WebMD, HLTH and predecessor companies and as an executive officer and director of other companies in the healthcare industry.

Steven Zatz, M.D. has, since August 2013, served as President of WebMD, overseeing WebMD’s consumer and professional websites and services. Prior to that, Dr. Zatz had served as Executive Vice President, Professional Services of WebMD from July 2005 to August 2013, providing leadership for WebMD’s professional websites and services including its flagship site for healthcare professionals, Medscape.com. From October 2000 to July 2005, Dr. Zatz had similar responsibilities at HLTH, where he focused on the physician portals. Dr. Zatz was Senior Vice President, Medical Director of CareInsite, Inc. from June 1999 until its acquisition by HLTH in September 2000. Prior to joining CareInsite, Dr. Zatz was a Senior Vice President of RR Donnelly Financial in charge of its healthcare business from October 1998 to May 1999. From August 1995 to May 1998, Dr. Zatz was President of Physicians’ Online, an online portal for physicians.

No family relationship exists among any of our directors or executive officers. No arrangement or understanding exists between any director or executive officer of WebMD and any other person pursuant to which any of them were selected as a director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of these securities with the SEC. Officers, directors and greater than 10 percent beneficial owners are required by applicable regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the forms furnished to us during or with respect to our most recent fiscal year, all of our directors and officers subject to the reporting requirements and each beneficial owner of more than 10 percent of our Common Stock satisfied all applicable filing requirements under Section 16(a), except that, due to an administrative error, a Form 4 reporting the sale on September 10, 2013 of 6,888 shares of WebMD Common Stock indirectly beneficially owned by Mr. Manning was filed one day after it was due.

Corporate Governance

Board of Directors.    As of the date of this Amendment, our Board of Directors has nine members. Two of the members are employees of WebMD and the other seven are “Non-Employee Directors.” The two employee directors are: Mr. Wygod, Chairman of the Board; and Mr. Cameron, Special Advisor to the Chairman. The Non-Employee Directors are: Dr. Adler and Messrs. Dimick, Keller, Manning, Sarkowsky, Smith and Trotman. The Nominating & Governance Committee of our Board of Directors has determined that each of those Non-Employee Directors is also an independent director under applicable SEC rules and Nasdaq Global Select Market listing standards. In addition, in 2013, the Nominating & Governance Committee determined that each of Thomas Coleman, Abdool Rahim Moossa, M.D. and David Schechter, the other individuals who were non-employee members of our Board of Directors during 2013 was an independent director under applicable SEC rules and Nasdaq Global Select Market listing standards. For additional information, see “Director Independence” in Item 13 below. When we refer to “Non-Employee Directors” below with respect to periods in which Dr. Moossa, Mr. Coleman and Mr. Schechter served on our Board, we are including them where appropriate. At certain meetings, the Non-Employee Directors meet in private sessions with the Chairman of the Board without any other employee directors or other WebMD employees present or meet with only Non-Employee Directors present. For information regarding the compensation of our Non-Employee Directors, see “Non-Employee Director Compensation” below.

Our Board of Directors is divided into three classes. At each Annual Meeting, the term of one of the classes of directors expires and WebMD stockholders vote to elect nominees for the directorships in that class for a new three-year term. The terms of Messrs. Sarkowsky and Wygod are scheduled to expire at our Annual Meeting of Stockholders in 2014; the terms of Dr. Adler and Messrs. Dimick, Manning and Smith are scheduled to expire at our Annual Meeting of Stockholders in 2015; and the terms of Messrs. Cameron, Keller and Trotman are scheduled to expire at our Annual Meeting of Stockholders in 2016.

Our Board of Directors met 15 times in 2013. During 2013, each of our directors attended 75% or more of the meetings held by our Board and the Board committees on which he served during the period of his service on the Board, except Dr. Moossa. In addition to meetings, our Board and its committees may act upon matters by unanimous written consent. All but one of the members of our Board of Directors attended our 2013 Annual Meeting of Stockholders and all but two members of our Board attended our 2012 Annual Meeting.

Our Board of Directors currently has four standing committees: an Executive Committee, a Compensation Committee, an Audit Committee, and a Nominating & Governance Committee. Each of these Committees has the authority to retain such outside advisors as it may determine to be appropriate.

Corporate Leadership Structure.    Since WebMD’s initial public offering in 2005, the positions of Chairman of the Board and Chief Executive Officer have not been held simultaneously by one person. The Board believes that this separation of the positions of Chief Executive Officer and the Chairman of the Board is appropriate because it enables the Chief Executive Officer to focus on executing our business plan and the day-to-day operation of our business and allows the Chairman of the Board to focus on overall strategy, strategic relationships and transactions intended to create long-term value for stockholders and facilitating the flow of information between the Board and management. The Board has chosen not to have a non-executive Chairman of the Board or a lead outside director because it believes that its outside director members work well together as a group and in their assigned committees, without designating a single leader among them, and have frequent opportunities, through various avenues of communication, to provide their views to management, both individually and as a group.

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

Executive Committee.    The Executive Committee, which met once during 2013, is currently comprised of Messrs. Dimick, Manning, Trotman and Wygod. The Executive Committee has the power to exercise, to the fullest extent permitted by law, the powers of the entire Board.

Audit Committee.    The Audit Committee, which met eight times during 2013, is currently comprised of Messrs. Dimick, Manning and Trotman; Mr. Manning is its Chairman. Each of the members of the Audit Committee meets the standards of independence applicable to audit committee members under applicable SEC rules and Nasdaq Global Select Market listing standards and is financially literate, as required under applicable Nasdaq Global Select Market listing standards. In addition, the Nominating & Governance Committee has determined that Messrs. Dimick and Manning qualify as “audit committee financial experts,” as that term is used in applicable SEC regulations implementing Section 407 of the Sarbanes-Oxley Act of 2002. The determination with respect to Mr. Dimick was based on his training and experience as a certified public accountant, including as a partner of a major accounting firm, and based on his service as a senior executive and chief financial officer of a public company. The determination with respect to Mr. Manning was based on his training and experience as a certified public accountant, including as a partner of a major accounting firm, and based on his service as a senior executive and chief financial officer of public companies. The Audit Committee is responsible for, among other things:

•	retaining and overseeing the registered public accounting firm that serves as our independent auditor and evaluating their performance and independence;

•	reviewing our annual audit plan with WebMD’s management and registered public accounting firm;

•	pre-approving any permitted services provided by WebMD’s registered public accounting firm;

•	approving the fees to be paid to WebMD’s registered public accounting firm;

•	reviewing the adequacy and effectiveness of WebMD’s internal controls with WebMD’s management, internal auditors and registered public accounting firm;

•	reviewing and discussing the annual audited financial statements and the interim unaudited financial statements with WebMD’s management and registered public accounting firm;

•	approving WebMD’s internal audit plan and reviewing reports of WebMD’s internal auditors;

•	determining whether to approve related party transactions (see “Certain Relationships and Related Transactions – Audit Committee Review of Related Party Transactions” in Item 13 below); and

•	overseeing the administration of WebMD’s Code of Business Conduct.

The Audit Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Audit Committee. A copy of that Charter, as amended through October 30, 2012, was filed as Exhibit 99.2 to our Annual Report on Form 10-K for the year ended December 31, 2012. No changes were made to that Charter when it was reviewed by the Audit Committee in 2013.

Compensation Committee.    The Compensation Committee, which met 11 times during 2013, is currently comprised of Dr. Adler and Messrs. Sarkowsky and Smith; Dr. Adler is its Chairman. Each of these directors is a non-employee director within the meaning of the rules promulgated under Section 16 of the Securities Exchange Act, an outside director within the meaning of Section 162(m) of the Internal Revenue Code, and an independent director under applicable Nasdaq Global Select Market listing standards. The responsibilities delegated by the Board to the Compensation Committee include:

•	oversight of WebMD’s executive compensation program and WebMD’s incentive and equity compensation plans;

•	determination of compensation levels for and grants of incentive and equity-based awards to WebMD’s executive officers and the terms of any employment agreements with them;

•	determination of compensation levels for non-employee directors; and

•	review of and making recommendations regarding other matters relating to WebMD’s compensation practices.

The Compensation Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Compensation Committee. A copy of that Charter, as amended through October 30, 2013, was filed as Exhibit 99.3 to this Annual Report. For additional information regarding our Compensation Committee and its oversight of executive compensation, see “Executive Compensation — Compensation Discussion and Analysis” in Item 11 below.

The Compensation Committee did not retain any advisors in 2013 and has not, as of the date of this Amendment, retained any advisors in 2014. The Compensation Committee may, in its discretion, decide to do so in the future.

Nominating & Governance Committee.    The Nominating & Governance Committee, which met four times during 2013, is currently comprised of Messrs. Dimick and Keller; Mr. Dimick is its Chairman. Each of these directors is an independent director under applicable Nasdaq Global Select Market listing standards. Dr. Moossa, who was a member of the Nominating & Governance Committee for part of 2013, was also an independent director under the applicable standards. The responsibilities delegated by the Board to the Nominating & Governance Committee include:

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

The Nominating & Governance Committee operates pursuant to a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Nominating & Governance Committee. A copy of that Charter, as amended as of October 30, 2013, was filed as Exhibit 99.4 to this Annual Report. The Nominating & Governance Committee has not adopted specific objective requirements for service on the WebMD Board. Instead, the Nominating & Governance Committee considers various factors in determining whether to recommend to the Board potential new Board members, or the continued service of existing members, including:

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

Other Committees.    From time to time, our Board of Directors forms additional committees to make specific determinations or to provide oversight of specific matters or initiatives. For example:

•

Strategic Planning Committee.    Dr. Adler and Messrs. Dimick, Keller, Manning, Trotman and Wygod were members of a Strategic Planning Committee of the Board, which met informally regarding WebMD’s business strategies and their implementation. That committee was disbanded in October 2013.

•

Securities Repurchase Committee.    Messrs. Cameron, Smith and Trotman are members of a Securities Repurchase Committee of the Board, which is authorized to make determinations relating to repurchases of WebMD’s Common Stock and Convertible Notes.

The Board’s Role in Risk Oversight.    WebMD’s management is responsible for the day-to-day management of the risks that WebMD faces, while the WebMD Board has responsibility for the oversight of risk management. The WebMD Board exercises oversight, as a whole and also at the committee level, of how WebMD management seeks to mitigate the risks that WebMD faces, including those described in Item 1A of this Annual Report. A fundamental part of setting WebMD’s business strategy is the assessment of the risks the company faces and how to manage those risks. The Board regularly reviews information regarding strategic, financial, operational and reputational risks that WebMD faces and discusses with management the resources to be allocated to avoiding or mitigating specific risks, including through insurance, internal controls, compliance programs (and related policies and procedures) and similar means. In addition, in its own decision-making processes, the Board considers both the benefits and the risks applicable to the alternatives it is considering and seeks to foster similar processes in management’s decision-making.

Code of Business Conduct

A copy of WebMD’s Code of Business Conduct, as amended, was filed as Exhibit 14.1 to a Current Report on Form 8-K filed on February 25, 2014. The Code of Business Conduct applies to all directors and employees of WebMD and its subsidiaries. Any waiver of applicable requirements in the Code of Business Conduct that is granted to any of our directors, to our principal executive officer, to any of our senior financial officers (including our principal financial officer, principal accounting officer or controller) or to any other person who is an executive officer of WebMD requires the approval of the Audit Committee and waivers will be disclosed on our corporate Web site, www.wbmd.com, in the “Investor Relations” section, or in a Current Report on Form 8-K.

Non-Employee Director Compensation

Introduction.    This section of our Annual Report describes the compensation paid by WebMD during 2013 to the Non-Employee Directors. Employees of WebMD who serve on our Board of Directors do not receive additional compensation for Board service. The Compensation Committee of the WebMD Board is authorized to determine the compensation of the Non-Employee Directors paid by WebMD. As described below, WebMD paid three types of compensation to its Non-Employee Directors in 2013 for their Board and Board committee service:

•

annual fees for service on the Board and its standing committees, paid by WebMD in October 2013 in the form of shares of WebMD Common Stock not subject to any vesting requirements (with one Non-Employee Director receiving cash, as described in footnote 1 to the 2013 Director Compensation Table, below);

•	grants of non-qualified options to purchase WebMD Common Stock; and

•	cash fees for service on the Strategic Planning Committee of the Board.

WebMD does not offer any deferred compensation plans or retirement plans to its Non-Employee Directors. None of the Non-Employee Directors received any other compensation from WebMD during 2013 and none of them provided any services to WebMD during 2013 while a Board member, except their service as a director.

2013 Director Compensation Table.    This table provides information regarding the value of the compensation paid by WebMD to the Non-Employee Directors in 2013, as calculated in accordance with applicable SEC regulations. This table should be read together with the additional information under the headings “— Annual Fees” and “— Option Grants” below.

(a)	(b)	(c)	(d)	(e)
Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Total ($)
Mark J. Adler, M.D.	6,000	40,000	77,495	123,495
Thomas J. Coleman	30,000	—	77,495	107,495
Neil F. Dimick	6,000	55,000	77,495	138,495
Jerome C. Keller	6,000	37,500	77,495	120,995
James V. Manning	6,000	55,000	77,495	138,495
Abdool Rahim Moossa, M.D.	—	—	77,495	77,495
Herman Sarkowsky	—	37,500	77,495	114,995
David Schechter	—	—	77,495	77,495
Joseph E. Smith	—	37,500	77,495	114,995
Stanley S. Trotman, Jr.	6,000	45,000	77,495	128,495

(1)	Except with respect to Mr. Coleman, the amounts in Column (b) reflect fees to members of the Strategic Planning Committee of the WebMD Board. See “Corporate Governance — Committees of the Board of Directors — Other Committees” above. With respect to Mr. Coleman, the amount in Column (b) reflects a cash payment of his annual retainer for services on the WebMD Board. Mr. Coleman served on the WebMD Board pursuant to a Director Appointment Agreement between WebMD and Kensico Capital Management Corp. and the investment funds it advises, as described below in Item 13. Mr. Coleman’s fees were paid in cash to facilitate crediting of his net fees to Kensico affiliates.

(2)	Except for Mr. Coleman (as described in Note 1 above), the Non-Employee Directors received shares of WebMD Common Stock, not subject to any vesting requirements and valued at the respective amounts reported in Column (c) above, in payment of their annual retainers for service on the WebMD Board and its standing committees. See “— Annual Fees” below for additional information. For each such Non-Employee Director, the number of shares to be issued was determined by dividing the aggregate dollar amount of the fees payable to such Non-Employee Director by $34.92 (the closing price of WebMD Common Stock on the Nasdaq Global Select Market on October 23, 2013, the date of payment), with cash paid in lieu of issuing fractional shares. Based on that, the individual Non-Employee Directors who were members of the Board on that date received the following numbers of shares:

Name	Number of Shares
Mark J. Adler, M.D.	1,145
Neil F. Dimick	1,575
Jerome C. Keller	1,073
James V. Manning	1,575
Herman Sarkowsky	1,073
Joseph E. Smith	1,073
Stanley S. Trotman, Jr.	1,288

For each of Dr. Moossa (who passed away in July 2013) and Mr. Schechter (who resigned from the Board in August 2013), the only compensation during 2013 was the automatic annual grant of options on January 1, 2013 described in footnote (3) below.

(3)

Each Non-Employee Director of WebMD is automatically granted, under the terms of WebMD’s Amended and Restated 2005 Long-Term Incentive Plan (which we refer to as the 2005 Plan), non-qualified options to purchase 13,200 shares of WebMD Common Stock on each January 1, with an exercise price equal to the closing price on the last trading date of the prior year. See “—Option Grants” below for additional information. The amounts in Columns (d) and (e) above reflect the grant date fair value for the stock options awarded to Non-Employee Directors by WebMD on January 1, 2013, computed in accordance with FASB ASC Topic 718. See Note 8 (Stock-Based Compensation) to the Consolidated Financial Statements included in this Annual Report for an explanation of the methodology and assumptions used in determining the fair value of stock option awards granted. The actual amounts, if any, ultimately realized by Non-Employee Directors from these stock options will depend on the price of our Common Stock at the time they exercise vested stock options.

The following lists the total number of shares of WebMD Common Stock subject to outstanding unexercised option awards granted by WebMD that were held by Non-Employee Directors who were members of the Board as of December 31, 2013 and the weighted average exercise price of those options:

Name	Number of Shares Subject to Outstanding Options	Weighted Average Exercise Price
Mark J. Adler, M.D.	66,000	$34.29
Thomas J. Coleman	13,200	$14.34
Neil F. Dimick	92,400	$32.02
Jerome C. Keller	99,000	$31.09
James V. Manning	52,800	$28.66
Herman Sarkowsky	39,600	$30.13
Joseph E. Smith	39,600	$30.13
Stanley S. Trotman, Jr.	79,200	$33.42

Under HLTH’s Amended and Restated 2000 Long-Term Incentive Plan (which we refer to as the HLTH 2000 Plan), each Non-Employee Director of HLTH automatically received, on each January 1 prior to the Merger, non-qualified options to purchase 20,000 shares of HLTH Common Stock with an exercise price equal to the closing price of HLTH Common Stock on the last trading date of the prior year. All such options that are outstanding have vested. The options to purchase HLTH Common Stock were automatically converted to options to purchase WebMD Common Stock in the Merger. The following lists the total number of shares of WebMD Common Stock subject to outstanding unexercised option awards originally granted by HLTH that were held by our Non-Employee Directors as of December 31, 2013 and the weighted average exercise price of those options:

Name	Number of Shares Subject to Outstanding Options	Weighted Average Exercise Price
Mark J. Adler, M.D.	7,814	$76.33
Neil F. Dimick	26,664	$27.20
James V. Manning	10,925	$24.01
Herman Sarkowsky	31,108	$35.38
Joseph E. Smith	47,106	$34.56

Annual Fees

Overview.    The amount set forth in Column (c) of the 2013 Director Compensation Table represents the sum of the value of shares issued to pay the following amounts to Non-Employee Directors:

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

Service on Standing Committees.    We pay annual fees for service on some of the standing committees of our Board, as well as an additional fee to the Chairperson of each of those committees, in the following amounts, payable in WebMD Common Stock:

Type of Service	Annual Fee
Membership on Audit Committee (Messrs. Dimick, Manning and Trotman)	$15,000
Chairperson of Audit Committee (Mr. Manning)	$10,000
Membership on Compensation Committee (Dr. Adler and Messrs. Sarkowsky and Smith) or Nominating & Governance Committee (Messrs. Dimick and Keller)	$7,500
Chairperson of Compensation Committee (Dr. Adler) or Nominating & Governance Committee (Mr. Dimick)	$2,500

The amounts of the fees payable to Non-Employee Directors for service on our Board and its standing committees are determined by the Compensation Committee and may be changed by it from time to time. The Compensation Committee also has discretion to determine whether such compensation is paid in cash, in WebMD Common Stock or some other form of compensation.

Service on Other Committees.    Our Non-Employee Directors may also receive additional fees for service on committees established by the Board for specific purposes. Those fees have generally been paid in cash on a quarterly basis for the period that the committee exists and may be set by the Board, the Compensation Committee or the committee itself. The only such fees paid for service in 2013 were to Dr. Adler and Messrs. Dimick, Keller, Manning and Trotman for service on the Strategic Planning Committee of the Board. That committee was disbanded in October 2013.

Option Grants

Annual Stock Option Grants.    On January 1 of each year, each Non-Employee Director receives a non-qualified option to purchase 13,200 shares of WebMD Common Stock pursuant to automatic annual grants of stock options under our 2005 Plan. The annual stock option awards are granted with a per-share exercise price equal to the fair market value of a share of WebMD Common Stock on the grant date. For these purposes, and in accordance with the terms of the 2005 Plan and WebMD’s equity award grant practices, the fair market value is equal to the closing price of a share of WebMD Common Stock on the Nasdaq Global Select Market on the last trading day of the prior year. Each of the Non-Employee Directors serving on January 1, 2013 received an automatic annual grant of options to purchase 13,200 shares of WebMD Common Stock on that date (with an exercise price of $14.34 per share, the closing price of a share of WebMD Common Stock on the last trading day of 2012).

The vesting schedule for each automatic annual grant is as follows: 25% of the underlying shares on each of the first through fourth anniversaries of the date of grant (full vesting on the fourth anniversary of the date of the grant). The options granted to Non-Employee Directors do not include any dividend or dividend equivalent rights. Each such option will expire, to the extent not previously exercised, 10 years after the date of grant or earlier if their service as a director ends (generally three years from the date such service ends).

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

Discretionary Grants.    Our Non-Employee Directors may receive grants of options to purchase WebMD Common Stock or shares of restricted WebMD Common Stock (which we refer to as WebMD Restricted Stock) under the 2005 Plan at the discretion of the Compensation Committee of the Board. The only such discretionary grant was made on December 10, 2008, when each person who was a Non-Employee Director of WebMD at that time received a non-qualified option to purchase 13,200 shares of WebMD Common Stock.

Item 11.	Executive Compensation

Overview

This section of our Annual Report contains information regarding our compensation programs and policies and, in particular, their application to a specific group of individuals who we refer to as our Named Executive Officers. For an explanation regarding the composition of this group, see “Compensation Discussion and Analysis — Introduction” below. This section is organized as follows:

•

2013 Report of the Compensation Committee.    This section contains a report of the Compensation Committee of our Board of Directors regarding the “Compensation Discussion and Analysis” section described below. The material in the 2013 Report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that WebMD specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

•	Compensation Committee Interlocks and Insider Participation. This section contains information regarding certain types of relationships involving our Compensation Committee members.

•

Compensation Discussion and Analysis.    This section contains a description of the specific types of compensation we pay, a discussion of our compensation policies, information regarding how those policies were applied to the compensation of our Named Executive Officers for 2013 and other information that we believe may be useful to investors regarding compensation of our Named Executive Officers and other employees.

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

The parts of this Executive Compensation section described above are intended to be read together and each provides information not included in the others. In addition, for background information regarding the Compensation Committee of our Board of Directors and its responsibilities, please see Item 10 above under the heading “Committees of the Board of Directors – Compensation Committee,” which is hereby incorporated by reference into this Item 11.

2013 Report of the Compensation Committee

The Compensation Committee of our Board of Directors provides oversight of WebMD’s compensation programs and makes specific decisions regarding compensation of the Named Executive Officers and WebMD’s other executive officers. Set out below is the Compensation Discussion and Analysis section of this Annual Report. That section contains a discussion of WebMD’s executive compensation programs and policies and their application by the Compensation Committee in 2013 to the Named Executive Officers. The members of the Compensation Committee have reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis. Based upon this review and our discussions, these Compensation Committee members have recommended to our Board of Directors that the Compensation Discussion and Analysis section be included in this Annual Report on Form 10-K.

Mark J. Adler, M.D. (Chairman)

Herman Sarkowsky

Joseph E. Smith

Compensation Committee Interlocks and Insider Participation

Dr. Adler and Messrs. Sarkowsky and Smith were the members of the Compensation Committee for all of 2013. None of these individuals is a current or former executive officer or employee of WebMD or had any relationships in 2013 requiring disclosure by WebMD under the SEC’s rules requiring disclosure of certain relationships and related-party transactions.

None of WebMD’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the WebMD Compensation Committee during 2013.

Compensation Discussion and Analysis

Introduction. The Compensation Discussion and Analysis contains a description of the specific types of compensation we pay, a discussion of our compensation policies, information regarding how the compensation of our Named Executive Officers for 2013 was determined under those policies, and other information that we believe may be useful to investors regarding compensation of our Named Executive Officers and other employees. Under applicable SEC rules, our Named Executive Officers for this Annual Report include each person who served as our Chief Executive Officer during 2013, each person who served as our Chief Financial Officer during 2013 and the next three most highly compensated executive officers for 2013, and consist of the following persons:

•	David J. Schlanger, who served as Interim Chief Executive Officer of WebMD from May 2013 to August 2013 and has served as our Chief Executive Officer since August 2013;

•	Peter Anevski, who has served as our Chief Financial Officer since May 2013;

•	Steven Zatz, M.D., who served as Executive Vice President, Professional Services until August 2013 and has served as WebMD’s President since then;

•	William Pence, who served as Executive Vice President, Chief Technology Officer and Chief Operating Officer for all of 2013 and until April 18, 2014;

•	Martin J. Wygod, who serves as Chairman of the Board of WebMD and did so for all of 2013;

•	Anthony Vuolo, who served as our Chief Financial Officer until May 2013 and has served as a Senior Vice President, focusing on strategic projects, since then; and

•	Cavan M. Redmond, who served as our Chief Executive Officer until May 2013.

The persons who constitute our Named Executive Officers may change from year to year based on changes in position and changes in individual compensation. In particular, the number of shares of WebMD Restricted Stock and of options to purchase WebMD Common Stock granted to individual executive officers varies from year to year and, accordingly, may result in changes to who is a Named Executive Officer because, under the SEC rules for determining Named Executive Officers for a specific year, we include the full grant date fair value of option grants and restricted stock grants as compensation in the year in which the grant is made and no compensation for such grants in any other year, regardless of the vesting schedule of the grant. In addition, grants made to a newly-hired executive officer at the time he or she joins WebMD, which may be larger than grants made to existing executive officers with comparable responsibilities in that year, may make it appear that he or she is more highly compensated than those other executive officers and may not be indicative of the compensation that would be reported for such individual in future years if he or she continues to be a Named Executive Officer. The Compensation Committee considers the vesting schedule of grants made under equity compensation plans to be an important term of such grants and believes that it is appropriate, in its consideration of the timing and amount of specific grants it approves, to view the value of such grants to be deemed distributed over the period of vesting, rather than assigned solely to the year of grant.

Overview of Types of Compensation Used by WebMD.    The compensation of our Named Executive Officers and our other executive officers consists primarily of some or all of the following, as determined by the Compensation Committee:

•	cash salary;

•	an annual cash bonus;

•

Supplemental Bonus Plan (SBP) contributions, which are cash amounts contributed to a trust, which distributes such amounts, with interest earned, the following year if the executive officer remains employed through a specified date;

•	additional or special bonuses to provide recognition for specific accomplishments or at the time of a promotion, if determined by the Compensation Committee to be appropriate;

•

grants of options to purchase shares of WebMD Common Stock, subject to vesting based on continued employment, with an exercise price that is equal to the fair market value of WebMD Common Stock on the grant date; and

•

grants of shares of WebMD Restricted Stock, subject to vesting based on continued employment and, with respect to a limited number of grants to senior executives, acceleration of vesting based on the attainment of performance goals.

A discussion of how each of the above types of compensation was used for 2013 follows under the heading “—Use of Specific Types of Compensation for 2013.” The compensation of our other employees generally consists of the same types of compensation, with the specific types and amounts determined by our Chief Executive Officer and other members of our senior management, in light of the policies described under “—Discussion of Compensation Policies” below. In addition, some employees are compensated partially based on commissions or similar arrangements not used at the senior management level.

We have not offered any deferred compensation plans to our executive officers or to our other employees. We have also not offered any retirement plans to our executive officers other than a 401(k) plan that is generally available to our employees. We refer to the WebMD 401(k) Savings Plan, the current 401(k) Plan of WebMD, as the “401(k) Plan.” Subject to the terms of the 401(k) Plan, WebMD matches, in cash, 25% of amounts contributed to that Plan by each Plan participant, up to 6% of eligible pay. The matching contribution made by WebMD is subject to vesting, based on continued employment, with 50% scheduled to vest on each of the first and second anniversaries of an employee’s date of hire (with employees vesting immediately in any matching contribution made after the second anniversary). For 2013, WebMD made an additional discretionary matching contribution in March 2014 of 25 cents for every dollar contributed by participants (up to 6% of eligible pay). Named Executive Officers who have elected to contribute to the 401(k) Plan received matching contributions on the same basis as other participants.

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

Discussion of Compensation Policies.    The Compensation Committee’s guiding philosophy is to establish a compensation program that is:

•

Competitive with the market in order to help attract, motivate and retain highly qualified employees and executives.    We seek to attract and retain talent by offering competitive base salaries, annual incentive opportunities, and the potential for long-term rewards through equity-based awards, such as stock options and restricted stock. We have, in the past, granted and may continue to grant equity-based awards to a significant portion of our employees, not just our executives. Those awards have been primarily in the form of non-qualified options to purchase WebMD Common Stock.

•

Performance-based to link executive pay to company performance over the short term and long term and to facilitate shareholder value creation.    It is WebMD’s practice to provide compensation opportunities that are linked to our company’s performance and the individual’s performance. Achievement of short-term goals is rewarded through annual cash bonuses, while achievement of long-term objectives is encouraged through nonqualified stock option grants and restricted stock awards that are subject to vesting over periods generally ranging from two to four years. Through annual and long-term incentives, a major portion of the total potential compensation of WebMD’s executive officers (and other members of senior management) is placed at risk in order to motivate them to improve the performance of our businesses and to increase the value of our company. The compensation that employees receive from equity awards increases when the price of WebMD Common Stock increases, which rewards employees for increasing shareholder value. The vesting schedules applicable to these equity awards are intended to promote retention of employees during the vesting period. The equity compensation is offered in lieu of higher cash compensation in order to align the interests of our employees with the long-term interests of our stockholders.

•

Designed to foster a long-term commitment by management.    The Compensation Committee believes that there is great value to our company in having a team of long-tenured, seasoned executives and managers. Our compensation practices are designed to foster a long-term commitment to WebMD by our management team.

Our employees and executives are highly sought after by other companies because of WebMD’s leadership position in providing health and wellness content and tools through the Internet and mobile applications. In New York City, where our headquarters is located, competition is especially intense. Our writers and editors, our software developers and other technical personnel, our sales and marketing personnel, and our executives are recruited for positions at numerous other Internet and information technology companies, particularly those focused on health, wellness and related areas, with offers coming to them from our existing competitors and from other established companies as well as from venture capital backed companies and other start-ups. The Compensation Committee believes that the compensation practices of WebMD in the past two years, including the grants of stock options and WebMD Restricted Stock made to WebMD employees, have allowed WebMD to retain key employees during a time when it faced significant challenges and was at an especially high risk of losing employees to these other companies. In addition, the compensation that WebMD provided during that period allowed WebMD to continue to attract additional talented employees when needed. The efforts of our employees was an important factor in the improved performance of WebMD in 2013.

The Compensation Committee has not retained outside consultants to assist it in implementing these policies or making specific decisions relating to executive compensation. The Compensation Committee does, from time to time, review general information regarding the compensation practices of other companies, including some that are likely to compete with WebMD for the services of our executives and employees, and that information is a factor used by the Committee in its decisions and in its general oversight of compensation practices at WebMD. However, the Compensation Committee does not use that information to generate specific compensation amounts or targets and does not seek to create an objective standard for WebMD compensation based on what other companies have done. Instead, in each compensation decision, the Compensation Committee exercises its business judgment regarding the appropriateness of types and amounts of compensation in light of the value to WebMD of specific individuals. With respect to 2013 compensation, the Compensation Committee took into account recommendations made by the Chairman of the Board and the Chief Executive Officer with respect to determinations of the types and amounts of compensation to be paid to the other executive officers and also discussed with them the types and amounts such individuals believed would be appropriate to pay each of them in light of the amounts being recommended for, and paid to, the other WebMD executive officers. The key compensation decisions for 2013 for which the Chairman of the Board and the Chief Executive Officer provided input to the Compensation Committee relating to WebMD’s executive officers included the following:

•

both provided input regarding the amounts of the annual bonuses for 2013, the 2013 Supplemental Bonus Trust contributions, and regarding the size and terms of the equity grants to certain executive officers that were approved by the Compensation Committee during 2013, as more fully described under “— Use of Specific Types of Compensation for 2013” below; and

•

the Chairman of the Board provided input regarding: (a) the terms of the employment agreement entered into with Mr. Schlanger when he became Interim Chief Executive Officer of WebMD in May 2013 and the amendment to that agreement entered into in August 2013 when he became Chief Executive Officer and the related equity grants; (b) the terms of the employment agreement entered into with Mr. Anevski when he became Chief Financial Officer of WebMD in May 2013 and the related equity grants; and (c) the terms of the employment agreement amendment entered into with Mr. Vuolo in May 2013 and the related equity grants.

In addition, the Chairman of the Board and the Chief Executive Officer have discussions, from time to time, with the Compensation Committee and the full Board of Directors regarding compensation policies generally, compensation planning and other compensation matters unrelated to specific compensation decisions and give their views on these matters to the members of the Compensation Committee and the full Board. The Compensation Committee seeks the input from the Chairman of the Board and the Chief Executive Officer because they believe that understanding management’s views regarding its own performance helps the Compensation Committee apply the compensation policies discussed earlier in this section to specific compensation decisions. However, all the decisions regarding the compensation paid to executive officers of WebMD for 2013 were made by the Compensation Committee.

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

•

Minimum Vesting Period for Full Value Awards.    The 2005 Plan provides that, for full value awards, the vesting period shall occur over at least a three year period for awards with time-based vesting conditions and shall be at least one year for awards with performance-based vesting conditions, with limited exceptions.

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

In addition, in connection with the increase of 1,500,000 shares available for grant under the 2005 Plan approved by stockholders at WebMD’s 2013 Annual Meeting of Stockholders, the Compensation Committee determined that any grant to existing employees from the additional shares shall have the first scheduled vesting no sooner than the second anniversary of the date of grant. The longer period before the first vesting was intended to enhance the employee retention incentive provided by the grants.

Use of Specific Types of Compensation for 2013

Base Salary.    The Compensation Committee reviews the base salaries of our executive officers from time to time and in connection with changes in position. In 2013, no changes were made to the salary of any Named Executive Officer, except in connection with position changes (including individuals becoming executive officers). The changes were as follows:

•

when Mr. Schlanger was appointed Interim Chief Executive Officer in May 2013, his annual salary rate was increased from $320,000 to $425,000; in addition, when he was appointed Chief Executive Officer in August 2013, it was increased further to $525,000;

•	when Mr. Anevski was appointed Chief Financial Officer in May 2013, his annual salary rate was increased from $310,000 to $425,000;

•	when Dr. Zatz was appointed President in August 2013, his annual salary rate was increased from $425,000 to $500,000; and

•	when Mr. Vuolo ceased to be Chief Financial Officer in May 2013, his annual salary rate was reduced from $450,000 to $400,000.

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

2013 Bonuses and Supplemental Bonus Plan Contributions.    For 2013, the Compensation Committee decided to tie enhanced bonus potential for certain Named Executive Officers to achievement of specific quantitative goals for company financial results and specific goals for individual performance, determined in advance. Certain other key employees who are not Named Executive Officers also had the opportunity to earn enhanced bonuses for 2013 tied to achievement of company financial results and/or individual performance goals. With respect to Messrs. Schlanger, Anevski, Vuolo and Pence and Dr. Zatz, the amounts in the table below were determined in accordance with agreements entered into with each of them in 2013 (and described in “Employment Agreements with Named Executive Officers” below) that provided a 2013 bonus for each executive consisting of the following:

•	up to $300,000 for achievement of certain corporate financial targets for 2013 (the “Financial Performance Targets”); plus

•	up to $300,000 based on achievement of a variety of individual goals in 2013 by the respective executives, as assessed by the Compensation Committee (the “Individual Performance Goals”).

Based on WebMD’s results for the fiscal year ended December 31, 2013 and in accordance with the applicable agreements that the Compensation Committee had previously approved, the Compensation Committee set the following annual bonuses and Supplemental Bonus Plan contributions for 2013 (which we refer to as “2013 SBP Contributions”) for the Named Executive Officers listed below:

Named Executive Officer	Title (at end of 2013)	Annual Salary Rate	2013 Bonus Opportunity	2013 Cash Bonus	2013 SBP Contribution	Bonus Total for 2013
David Schlanger	Chief Executive Officer	$525,000	$600,000	$419,700	$165,300	$585,000
Steven Zatz, M.D.	President	$500,000	$600,000	$413,400	$156,600	$570,000
Peter Anevski	Executive Vice President and CFO	$425,000	$600,000	$407,100	$147,900	$555,000
William Pence	Executive Vice President, COO and CTO	$425,000	$600,000	$400,800	$139,200	$540,000
Anthony Vuolo	Senior Vice President	$400,000	$600,000	$400,800	$139,200	$540,000
Martin J. Wygod	Chairman of the Board	$490,000	n/a	$430,000	$170,000	$600,000

The amounts in the column labeled “2013 Cash Bonus” were paid to the listed executives in cash in March 2014. The amounts in the column labeled “2013 SBP Contribution” were contributed to a trust in March 2014. In March 2015, the trust will distribute to the respective executives the contributions made to it by WebMD on their behalf, together with actual net interest earned on the contributed amounts; provided, however, that in order to receive such payment, the individual must continue to be employed by WebMD on March 1, 2015, unless their separation from employment occurs as a result of death or disability or, in certain cases, if they are terminated without cause or resign for good reason following a change in control of WebMD. Accordingly, as a result of Mr. Pence’s resignation from WebMD in April 2014, he will not receive any distribution of the 2013 SBP Contribution listed in the above chart. For background information regarding the Supplemental Bonus Plan and its implementation in recent years, see “Background Information Regarding the Supplemental Bonus Plan (SBP)” below.

The Financial Performance Targets set by the Compensation Committee provided for full payment of the $300,000 if WebMD’s 2013 revenue was $470 million or more and WebMD’s earnings before interest, taxes, non-cash and other items (“Adjusted EBITDA”) was $90 million or more. At the time the Financial Performance Targets were finalized by the Compensation Committee in early May 2013, WebMD publicly announced guidance that 2013 revenue was expected to be approximately $450 million to $470 million and that Adjusted EBITDA for 2013 was expected to be approximately $75 million to $88 million. The May 2013 guidance represented increases over guidance provided earlier in 2013, when revenue was expected to be approximately $430 million to $455 million and Adjusted EBITDA was expected to be approximately $60 million to $80 million. The Compensation Committee set the amounts at which full bonus payout for the Financial Performance Targets would be made at or slightly above the top of the May 2013 guidance ranges and provided for partial payout at lower levels. No payment would have been required if revenue was less than $440 million and Adjusted EBITDA was less than $72.5 million.

For Dr. Zatz and Mr. Pence, the Individual Performance Goals were set in advance and included goals relating to specified items of revenue or expense, specified operational matters and metrics and completion of specified projects or project milestones, as well as goals relating to general improvements in WebMD’s internal policies and processes. These Individual Performance Goals provided a framework for consideration of individual performance of these Named Executive Officers, but the Compensation Committee retained discretion regarding both how to evaluate the level of achievement of the goals and regarding what portion of the $300,000 that would be payable, if any, based on the level of achievement. For Messrs. Schlanger, Anevski and Vuolo, Individual Performance Goals were not set in advance for purposes of determining the portion of the $300,000 that would be payable (if any), and the Compensation Committee retained full discretion regarding how to evaluate the individual performance of those Named Executive Officers in light of goals set at various points during the year. The Compensation Committee believed that, as reflected in the improved financial and operational performance of WebMD for 2013, the Named Executive Officers performed well during 2013 and that each of the individuals had made important contributions to that performance. With respect to Mr. Schlanger (who became Chief Executive Officer in 2013), Dr. Zatz (who became President in 2013) and Mr. Anevski (who became Chief Financial Officer in 2013), the Compensation Committee took into consideration that each had taken on a new position and significant new responsibilities during 2013, and the Compensation Committee’s determinations reflected the Committee’s belief that they had performed well in new positions. The Compensation Committee determined that the individual Named Executive Officers had substantially, but not fully, achieved their respective Individual Performance Goals and determined the portion of the $300,000 earned by each individual based upon its subjective assessment of the executive’s overall performance in 2013, rather than weighing the level of achievement with respect to particular goals. In addition, the Compensation Committee determined that a portion of the amount based on individual performance would be paid in March 2014 and a portion would be in the form of a 2013 SBP Contribution payable in March 2015, as shown in the table above.

In determining the amounts of the 2013 annual cash bonus and 2013 SBP Contribution for Mr. Wygod, the Compensation Committee considered WebMD’s financial and operational performance and his individual performance on a similar basis as applicable to the other Named Executive Officers, even though targets and goals had not been set in advance for Mr. Wygod.

Background Regarding 2012 Bonuses and 2012 SBP Contributions.    Prior to 2013, the Compensation Committee did not set performance targets, in advance, for use in determining bonus amounts for executive officers. After the end of each year, the Compensation Committee determined annual cash bonus amounts to be paid by WebMD to its executive officers based on its subjective assessment of the performance of WebMD and of the respective executive officers in that year, taking into consideration its views regarding the extent to which financial and operational goals discussed by management and the Board at various times during the year were achieved and its views regarding the challenges faced by WebMD during the year. The Compensation Committee also had discretion to grant bonuses above or below the target bonus opportunity for each executive officers.

The cash bonuses and SBP Contributions for 2012 for the Named Executive Officers for that year (the “2012 Named Executive Officers”) are set forth in the following table:

2012 Named Executive Officer	Title (at end of 2012)	Annual Salary Rate	2012 Bonus Opportunity	2012 Cash Bonus	2012 SBP Contribution	Bonus Total for 2012
Cavan M. Redmond	Chief Executive Officer	$650,000	$650,000	$76,200	$304,800	$381,000
Anthony Vuolo	Executive Vice President and CFO	$450,000	$360,000	$90,000	$360,000	$450,000
William Pence	Executive Vice President, COO and CTO	$425,000	$360,000	$55,250	$221,000	$276,250
Martin J. Wygod	Chairman of the Board	$490,000	n/a	$98,000	$392,000	$490,000
Steven Zatz, M.D.	Executive Vice President, Professional Services	$425,000	$360,000	$55,250	$221,000	$276,250

In determining the above amounts of the annual cash bonuses and SBP Contributions for 2012, the Compensation Committee considered WebMD’s financial and operational performance. However, as in prior years, the Compensation Committee did not attempt to tie the amounts of the 2012 annual bonuses and SBP Contributions for the 2012 Named Executive Officers to any specific measures and, instead, based its bonus determinations on its subjective view of our company’s results and management’s accomplishments in light of the challenges faced by WebMD during 2012. The Compensation Committee viewed the financial performance of WebMD in 2012 to have been well below expectations. However, the Compensation Committee recognized that the operational performance of the company’s public portal Web sites, as demonstrated by usage metrics, user satisfaction and awards and recognition achieved, continued to be strong. The Compensation Committee also recognized that some of the challenges faced by WebMD during 2012 were outside the control of WebMD management, particularly the continuing cautious business outlook at that time by many of our pharmaceutical company customers. The Compensation Committee also recognized that WebMD’s executives and employees are in demand by competitors to WebMD and by Internet companies generally and that the reduction in force announced in December 2012 had the potential to cause employees that WebMD wished to retain to consider other options. The Committee also noted that, in light of the drop in the market price of WebMD Common Stock during 2012, the value of the equity compensation of executives and employees, which had served as a key retention incentive, was down and that employees would be at even greater risk of leaving WebMD if bonuses were also significantly reduced.

Based on those views, the Compensation Committee set annual bonuses and SBP Contributions for the 2012 Named Executive Officers at amounts so that the total of the 2012 annual cash bonus amount plus the amount of the SBP Contribution for each Named Executive Officer would be equal to their respective bonus potentials (subject to pro-ration, in the case of Mr. Redmond, based on his joining WebMD on May 31, 2012). For Mr. Wygod, the sum of his 2012 annual cash bonus amount ($98,000) and SBP Contribution for 2012 ($392,000) was $490,000, which is equal to his annual salary rate. For each of the Named Executive Officers, the cash bonus represented 20% of the total amount awarded for 2012 and the SBP Contribution represented 80% of the total amount awarded. In prior years where an SBP Contribution had been made, the cash amount had generally been a much greater portion of the total amount, with an SBP Contribution of one-third to one-half of the total amount. A similar approach was taken, for 2012, with respect to other executive officers and certain other members of senior management. The Supplemental Bonus Trust distributed the 2012 SBP Contributions, together with actual net interest earned on the respective amounts, to these individuals (other than Mr. Redmond) in March 2014. Since Mr. Redmond was no longer an employee of WebMD on March 1, 2014, he did not receive any distribution of the 2012 SBP Contribution made on his behalf.

For 2012, Mr. Vuolo received an additional bonus of $250,000 paid in cash in March 2013 in recognition of his service as Interim Chief Executive Officer of WebMD during the first half of 2012, while he also continued to serve as Chief Financial Officer.

Grants of Restricted Stock with Potential for Accelerated Vesting.    As described in “Employment Agreements with Named Executive Officers” below, each of Messrs. Anevski and Pence and Dr. Zatz received grants of 20,000 shares of WebMD Restricted Stock in 2013 that were scheduled to vest in full on the third anniversary of the date of grant; provided, however, that (a) vesting of half of the granted shares could occur on the first anniversary of the date of grant for Mr. Anevski and on the later of the first anniversary of the date of grant and March 15, 2014 for Mr. Pence and Dr. Zatz (the “Accelerated Vesting Date”) if the Financial Performance Targets (discussed in connection with 2013 bonuses above) were achieved, and (b) vesting of the other half could occur on the applicable Accelerated Vesting Date based on the Compensation Committee’s assessment whether the Individual Performance Goals had been fully achieved. Since the Financial Performance Targets were exceeded, 10,000 shares of WebMD Restricted Stock vested or will vest on the applicable Accelerated Vesting Date for each of these executives. As discussed above, the Compensation Committee determined that these executives had not fully achieved their respective Individual Performance Goals and, accordingly, the other 10,000 shares of WebMD Restricted Stock will remain scheduled to vest on the third anniversary of the date of grant. For additional discussion of the Financial Performance Targets and the Individual Performance Goals, see “2013 Bonuses and Supplemental Bonus Plan Contributions” above.

Other Grants of Equity Compensation.    We generally use two types of long-term incentives: non-qualified stock options and restricted stock. Stock options are granted with an exercise price that is equal to the fair market value of WebMD Common Stock on the grant date. Thus, participants in our equity plans (including the Named Executive Officers) will realize value on their stock options only if the price of WebMD Common Stock increases after the grant date. The Compensation Committee believes that equity compensation, subject to vesting periods of two to four years (and, in the case of options, having a ten-year term), encourages employees to focus on the long-term performance of our company. The value that employees receive from equity awards increases when the price of WebMD Common Stock increases, which rewards employees for increasing shareholder value. The vesting schedules applicable to these equity awards are intended to further promote retention of employees during the vesting period.

The Compensation Committee does not make equity grants to our executive officers on an annual or other pre-determined basis. In determining whether and when to make equity grants, the Compensation Committee considers the history of prior grants made to individual executive officers, their vesting status and the amounts that have been or may be realized by those individuals from those grants. In addition, the Compensation Committee considers factors similar to those it considers in its decisions relating to cash compensation, as described above, including factors relating to individual and company performance. Finally, the Compensation Committee typically makes larger grants to the executive officers it believes have the greatest potential to affect the value of our company and improve results for stockholders. Similar considerations apply to grants made to other officers and employees. The terms of grants made to the Named Executive Officers in 2013 are described under “Employment Agreements with Named Executive Officers” below and information regarding those grants is also provided in the “Summary Compensation Table” and the table titled “Grants of Plan-Based Awards in 2013” below, and the related notes and commentary that accompany those tables. As discussed in “Application of Compensation Policies to Individual Named Executive Officers” below, Mr. Schlanger, Dr. Zatz and Mr. Anevski received grants in 2013 in connection with their promotions to more senior positions and the resulting increases in their respective responsibilities. The Compensation Committee also made grants of options and WebMD Restricted Stock under the 2005 Plan to the Named Executive Officers, other than Mr. Schlanger and Dr. Zatz, in December 2013, as set forth in “Executive Compensation Tables — Grants of Plan-Based Awards in 2013” below. In addition, two other executive officers, as well as other members of senior management and other key employees, received grants in December 2013, with a total of approximately 1.2 million options granted and approximately 300,000 shares of WebMD Restricted Stock granted. The vesting schedule for these grants was 1/3 on each of the second, third and fourth anniversaries of the date of grant, reflecting the Compensation Committee’s commitment to our stockholders with respect to the vesting schedules for grants made from the additional shares approved by stockholders for the 2005 Plan at WebMD’s 2013 Annual Meeting of Stockholders. See “Specific Policies and Practices to Protect Stockholder Interests in Connection with our Equity Compensation Plans” above. The December 2013 grants were intended to motivate and retain executive officers and other employees believed to be important to the future growth of WebMD and the placing of the first vesting on the second anniversary was intended to increase the retention effect of the grants beyond what would come from grants that have their first vesting on the first anniversary of the date of grant, as had been WebMD’s general practice in the past.

Application of Compensation Policies to Individual Named Executive Officers.    Differences in compensation among our Named Executive Officers result from a number of factors and may vary from year to year. The key factors that may create differences in compensation are differences in: (a) the position and level of responsibility of the individual Named Executive Officers and changes in position or level of responsibility; (b) our need to induce specific individuals to join WebMD at the time of their initial hiring; and (c) our need to motivate and retain specific individuals at other specific points in time. In general, larger equity grants are made to our most senior executive officers because they have the greatest potential to affect the value of our company and to improve results for stockholders. Similarly, a greater portion of their total cash compensation is likely to come from their annual bonus. The bonus determination process for 2013, which represented a different approach than in prior years, is described in “2013 Bonuses and 2013 Supplemental Bonus Plan Contributions” above. Other than that bonus process, the most significant applications of our compensation policies to individuals in 2013 related to the entry into new or amended employment agreements, in connection with promotions to new positions, of the following executives: Mr. Schlanger, who became Interim Chief Executive Officer in May 2013 and Chief Executive Officer in August 2013; Dr. Zatz, who became President in August 2013; and Mr. Anevski, who became Chief Financial Officer in May 2013. A description of their respective terms of employment is included under “Employment Agreements with Named Executive Officers” below. Each of the individuals was an existing employee of WebMD at the time of his promotion and the Compensation Committee approved increases in compensation and new grants of equity compensation that it believed were appropriate in light of those promotions, their respective compensation histories at WebMD and WebMD’s compensation of individuals in similar positions in the past. In addition, the Compensation Committee believed that, if it had recruited a candidate for Chief Executive Officer from outside our company, the terms of employment required to induce such a candidate to leave his or her existing position to join WebMD (particularly if the candidate would have forfeited equity compensation or other long-term compensation from an existing employer) would have had to include a higher annual salary rate and larger grants of options and restricted stock than those offered to Mr. Schlanger.

Benefits and Perquisites.    The limited perquisites (or “perks”) received by our Named Executive Officers in 2013 are described in the footnotes to the Summary Compensation Table. Our executive officers are generally eligible to participate in our benefit plans on the same basis as our other employees, including matching contributions to the 401(k) Plan and company-paid group term life insurance, the cost of which is listed in those footnotes to the Summary Compensation Table. For the past several years, we have maintained a sliding scale for the cost of employee premiums for our health plan, under which employees with higher salaries pay a higher premium amount. Our executive officers (as part of a larger group of employees generally having a title of “Vice President” or higher or a salary of $180,000 or more) receive company-paid supplemental disability insurance, the cost of which is listed in the footnotes to the Summary Compensation Table.

Background Information Regarding the Supplemental Bonus Plan (SBP).    As described above, SBP Contributions are cash amounts contributed by WebMD for the Named Executive Officers (and certain other WebMD employees) to a trust (the Supplemental Bonus Trust), which distributes such amounts, with actual interest earned, the following year if the employee remains employed through a specified date. The purpose of the Supplemental Bonus Plan is to create additional retention incentives for our executive officers and other key employees in connection with our annual bonus process. Contributions were made by WebMD to the Supplemental Bonus Trust in connection with the annual bonus process for three out of the past four years, as follows:

•

2013 SBP Contributions.    In February 2014, the Compensation Committee approved the contribution, made in March 2014, to the Supplemental Bonus Trust of SBP Contributions for 2013 (which we refer to as the 2013 SBP Contributions), including: a $165,300 contribution for Mr. Schlanger; a $156,600 contribution for Dr. Zatz; a $147,900 contribution for Mr. Anevski; a $139,200 contribution for Mr. Pence; a $170,000 contribution for Mr. Wygod; and a $139,200 contribution for Mr. Vuolo. In order to receive the applicable payment from the Supplemental Bonus Trust for the 2013 SBP Awards, each SBP participant is required to be employed by WebMD on March 1, 2015, subject to limited exceptions for death, disability, or certain terminations of employment in connection with a Change of Control of WebMD (as defined in the 2005 Plan), a sale of a subsidiary or division or, in the discretion of the governing committee, certain other reductions in force or position eliminations or as specifically provided in their employment agreement. The Supplemental Bonus Trust will distribute the 2013 SBP Contributions, together with actual net interest earned on the respective amounts, to SBP participants as promptly as practicable following March 1, 2015. Since Mr. Pence is no longer an employee of WebMD, he will not receive any distribution of the 2013 SBP Contribution made on his behalf.

•

2012 SBP Contributions and Related Distributions in March 2014.    In February 2013, the Compensation Committee approved the contribution, made in March 2013, to the Supplemental Bonus Trust of SBP Contributions for 2012 (which we refer to as the 2012 SBP Contributions), including: a $304,800 contribution for Mr. Redmond; a $360,000 contribution for Mr. Vuolo; a $221,000 contribution for Mr. Pence; a $392,000 contribution for Mr. Wygod; and a $221,000 contribution for Dr. Zatz. In order to receive the applicable payment from the Supplemental Bonus Trust for the 2012 SBP Contributions, each SBP participant is required to be employed by WebMD on March 1, 2014, subject to limited exceptions for death, disability, or certain terminations of employment in connection with a Change of Control of WebMD (as defined in the 2005 Plan), a sale of a subsidiary or division or, in the discretion of the governing committee, certain other reductions in force or position eliminations or as specifically provided in their employment agreement. The Supplemental Bonus Trust distributed the 2012 SBP Contributions, together with actual net interest earned on the respective amounts, to SBP participants in March 2014. Since Mr. Redmond was no longer an employee of WebMD on March 1, 2014, he did not receive any distribution of the 2012 SBP Contribution made on his behalf.

•

2011.    For the 2011 annual bonus process, the only bonus amounts were those paid in cash in March 2012. No contribution with respect to 2011 bonuses was made to the Supplemental Bonus Trust. Accordingly, there were no amounts to release from the Supplemental Bonus Trust in March 2013.

•

2010 SBP Contributions and Related Distributions in March 2012.    In February 2011, the Compensation Committee approved the contribution, made in March 2011, to the Supplemental Bonus Trust of SBP contributions for 2010 (which we refer to as the 2010 SBP Contributions), including: a $123,750 contribution for Mr. Vuolo; a $49,500 contribution for Mr. Pence; a $577,500 contribution for Mr. Wygod; and a $41,250 contribution for Dr. Zatz. In order to receive the applicable payment from the Supplemental Bonus Trust for the 2010 SBP Contributions, each SBP participant was required to be employed by WebMD on March 1, 2012. The Supplemental Bonus Trust distributed the 2010 SBP Contributions, together with actual net interest earned on the respective amounts, to SBP participants in March 2012.

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

Compensation Following Termination of Employment or a Change of Control

Overview.    WebMD does not offer any deferred compensation plans to our executive officers or other employees and does not offer any retirement plans to our executive officers, other than a 401(k) plan generally available to our other employees. Accordingly, the payment and benefit levels for WebMD’s Named Executive Officers applicable upon a termination or a change of control result primarily from provisions in the employment agreements between WebMD and the individual Named Executive Officers. The employment agreements with our Named Executive Officers are described under the heading “Employment Agreements with Named Executive Officers” below and summaries of the types of provisions relating to post-termination compensation contained in those agreements are included in this section under the headings “— Employment Agreement Provisions Regarding Termination Benefits” and “— Employment Agreement Provisions Regarding Change of Control Benefits” below. The Compensation Committee has generally been willing to include provisions relating to potential terminations and changes of control in connection with the renewal of or extensions to an employment agreement with an existing executive officer that are similar to those in the existing employment agreement with that executive officer.

In determining whether to approve executive officer employment agreements (or amendments of or extensions to those agreements), the Compensation Committee considers our need for the services of the specific individual and the alternatives available to us, as well as potential alternative employment opportunities available to the individual from other companies. In considering whether to approve employment agreement terms that may result in payments and other benefits for executives that could become payable following a termination or change of control, the Compensation Committee considers both the costs that could be incurred by our company, as well as the benefits to our company, including benefits to our company from post-termination confidentiality, non-solicit and non-compete obligations imposed on the executive and provisions relating to post-termination services that may be required of the executive. In the case of potential payments and other benefits that could become payable following a change of control, the Compensation Committee considers whether those provisions would provide appropriate benefit to an acquirer and to WebMD, in light of the potential cost to be incurred, given that such provisions encourage our executives to remain employed while a change of control transaction is pending and provide for a transition period following consummation of a change of control.

Employment Agreement Provisions Regarding Termination Benefits.    Certain of the employment agreements with our Named Executive Officers provide, or have provided, for some or all of the following to be paid if the Named Executive Officer is terminated without cause or resigns for good reason (the definitions of which are typically set forth in the applicable employment agreement), dies or ceases to be employed as a result of disability:

•

continuation of cash compensation (including salary and, in some cases, an amount based on past bonuses) for a period following termination and, if the termination follows a Change of Control, to receive amounts previously contributed by WebMD on his or her behalf to WebMD’s Supplemental Bonus Plan;

•	continuation or acceleration of vesting and/or exercisability of some or all options or restricted stock; and

•	continued participation in certain of our health and welfare insurance plans or payments in respect of COBRA premiums.

The amount and nature of these benefits vary by individual, with the most senior of the Named Executive Officers typically receiving more of these benefits and receiving them for a longer period. These benefits also vary depending on the reason for the termination and whether the termination follows a Change of Control (as more fully described under “– Employment Agreement Provisions Regarding Change of Control Benefits” below). See “Employment Agreements with Named Executive Officers” below for a description of the specific provisions that apply to specific Named Executive Officers and “Potential Payments and Other Benefits Upon Termination of Employment or a Change of Control” below for a sample calculation, based on applicable SEC rules, of the amounts that would have been payable if termination for specified reasons had occurred on December 31, 2013. No such post-termination benefits apply if a Named Executive Officer is terminated for cause. The Compensation Committee believes that the protections provided to executive officers by the types of employment agreement provisions described above are appropriate for the attraction and retention of qualified and talented executives and consistent with good corporate governance.

Employment Agreement Provisions Regarding Change of Control Benefits.    The Compensation Committee believes that executives should generally not be entitled to severance benefits solely as a result of the occurrence of a change of control, but that it is appropriate to provide for such benefits if a change of control is followed by a termination of employment or other appropriate triggering event. See “— Employment Agreement Provisions Regarding Termination Benefits” above. However, the Compensation Committee has approved the following exceptions for certain of the Named Executive Officers:

•

With respect to Mr. Schlanger and Dr. Zatz, under agreements entered into when they became Chief Executive Officer and President, respectively, of WebMD in August 2013, each may resign from employment after the first anniversary of a Change of Control of WebMD and receive the same benefits, under their respective employment agreements, as if they resigned for Good Reason following a Change of Control. Such benefits include the components described above: rights to cash severance, rights to company paid COBRA premiums and rights to specified continued vesting and exercisability of options and specified acceleration in the case of WebMD Restricted Stock, as described more fully below under “Employment Agreements with Named Executive Officers — David J. Schlanger” and “— Steven Zatz, M.D.” (which also provides descriptions of the defined terms used in their respective employment agreements). Mr. Redmond had similar rights in his employment agreement.

•

With respect to Mr. Wygod, the vesting of all WebMD Restricted Stock and options to purchase WebMD Common Stock outstanding at the time of a Change of Control (as defined in the HLTH 2000 Plan held by Mr. Wygod, which definition is substantially the same as the definition in the 2005 Plan) will accelerate on the date of the Change of Control. If Mr. Wygod’s employment terminates for any reason (other than for Cause) thereafter, such options will remain outstanding through the remainder of their terms. For additional information, including regarding his rights to cash severance and benefits on termination, see “Employment Agreements with Named Executive Officers — Martin J. Wygod” below (which also provides descriptions of the defined terms used in the employment agreement).

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

With respect to Mr. Vuolo, whose employment agreement was amended in May 2013 in connection with his role with WebMD changing from Executive Vice President and Chief Financial Officer to a Senior Vice President of WebMD focusing on strategic projects, the Compensation Committee approved Mr. Vuolo having the right to resign at any time after six months had elapsed from the effective date of that amendment and, following such resignation, to have the right to receive certain post-employment compensation as if he had been terminated without Cause following a Change of Control, as described below under “Employment Agreements with Named Executive Officers — Anthony Vuolo” (which also provides a description of the defined terms used in the employment agreement). The Compensation Committee approved the May 2013 amendment, including the post-employment compensation provisions contained in that amendment, in order to encourage Mr. Vuolo to continue to remain employed by WebMD in his new role.

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

Our employment agreement with Mr. Anevski does not provide rights to receive any compensation as a result of a change of control, unless the change of control is followed by a termination of employment (including a termination by the executive for “Good Reason” under the terms of his employment agreement). However, as more fully described under “Employment Agreements with Named Executive Officers – Peter Anevski” below, a change of control followed by such a termination would generally result in enhanced compensation for Mr. Anevski beyond what would apply in the case of a similar termination that was not preceded by a change of control. Such enhancements include continuation (or acceleration in the case of WebMD Restricted Stock) of vesting and exercisability of options for one year following the date of such executive’s termination of employment. The employment agreement with Mr. Pence contained similar provisions. For additional information, see “Employment Agreements with Named Executive Officers – Peter Anevski” and “–William Pence” below. Similar provisions are contained in employment agreements with our executive officers who are not Named Executive Officers and for certain other key employees.

Deductibility of Compensation.    Section 162(m) of the Internal Revenue Code generally limits the ability of a publicly held corporation to deduct compensation in excess of $1 million per year paid to certain executive officers. It is the policy of the Compensation Committee to structure, where practicable, compensation paid to its executive officers so that it will be deductible under Section 162(m) of the Code. Accordingly, WebMD’s equity plans under which awards are made to officers and directors are generally designed with the intent that compensation attributable to stock options granted will be tax deductible by WebMD. However, cash bonuses for WebMD’s executive officers and grants of restricted stock do not qualify as performance-based within the meaning of Section 162(m) and, therefore, are subject to its limits on deductibility. In determining that the compensation of WebMD’s executive officers for 2013 was appropriate under the circumstances and in the best interests of WebMD and its stockholders, the Compensation Committee considered the amount of net operating loss carryforwards available to WebMD to offset income for Federal income tax purposes. See Note 11 to the Consolidated Financial Statements included in this Annual Report.

Consideration of the Advisory Vote on Executive Compensation at the 2013 Annual Meeting of Stockholders.    At our 2013 Annual Meeting of Stockholders, the ballot included an advisory vote on executive compensation, commonly known as “Say-on-Pay.” Approximately 60% of the votes cast were “FOR” the compensation of the executive officers as disclosed in the “Executive Compensation” section of the proxy statement for the 2013 Annual Meeting. Although “Say-on-Pay” votes are not binding on our company, our Board of Directors or the Compensation Committee, the Compensation Committee took this result into consideration in connection with its implementation of our executive compensation program since the 2013 Annual Meeting and intends to continue to consider the outcome of annual advisory votes when making future executive compensation decisions. However, as discussed earlier in this CD&A, the Compensation Committee believes that the compensation practices of WebMD in the past two years have allowed WebMD to attract, retain and motivate key employees during a time when our company faced significant challenges and that the efforts of our executives and other employees was an important factor in the improved performance of WebMD in 2013.

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

•

three tables providing additional information regarding our equity compensation, entitled: Grants of Plan-Based Awards in 2013; Outstanding Equity Awards at End of 2013; and Option Exercises and Stock Vested in 2013.

As permitted by the SEC rules relating to the executive compensation tables, the following tables reflect only the types of compensation paid to our Named Executive Officers. For example, since our only retirement plan is a 401(k) plan, we do not include tables applicable to other types of retirement plans. For a general description of the types of compensation paid by WebMD, see “Compensation Discussion and Analysis – Overview of Types of Compensation Used by WebMD” above.

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

(a)	(b)	(c)		(d)		(e)	(f)	(g)		(h)

Name and Principal Position(1)	Year	Salary ($)(2)		Bonus ($)(3)		Stock Awards ($)(4)	Option Awards ($)(4)	All Other Compensation ($)		Total ($)
David J. Schlanger Chief Executive Officer	2013	438,635		419,700		2,508,200	4,594,600	23,078	(5)	7,984,213

Peter Anevski Executive Vice President and Chief Financial Officer	2013	382,538		407,100		1,718,300	2,640,098	19,881	(6)	5,167,917

William Pence	2013	425,000		400,800		1,222,200	1,649,640	24,313	(8)	3,721,953
Executive Vice President,	2012	415,385		105,160	(7)	—	429,221	19,548	(8)	969,314
Chief Operating Officer and Chief Technology Officer	2011	375,000		191,254	(7)	439,440	855,278	11,581	(8)	1,872,553

Martin J. Wygod Chairman of the Board	2013	490,000		430,000		4,028,000	824,820	18,241	(10)	5,791,061
	2012	490,000		680,277	(9)	—	—	18,046	(10)	1,188,323
	2011	225,308		640,016	(9)	4,999,959	3,765,510	11,618	(10)	9,642,411

Steven Zatz, M.D. President	2013	453,846		413,400		2,119,200	4,152,900	24,695	(12)	7,164,041
	2012	415,385		96,841	(11)	—	429,221	19,930	(12)	961,377
	2011	375,000		191,254	(11)	439,440	855,278	10,837	(12)	1,871,809

Anthony Vuolo	2013	418,462		400,800		386,500	1,376,945	18,784	(14)	2,601,491
Senior Vice President	2012	450,000		464,774	(13)	—	—	18,784	(14)	933,558
	2011	450,000		578,960	(13)	809,600	753,102	17,704	(14)	2,609,366

Cavan M. Redmond Former Chief Executive Officer	2013	242,500	(15)	—		—	—	430,909	(17)	673,409
	2012	380,000		1,006,200	(16)	945,000	8,767,094	33,615	(17)	11,131,909

(1)	Positions listed are as of December 31, 2013. See “Compensation Discussion and Analysis – Introduction” above for an explanation regarding the determination, under applicable SEC rules, of who is a “Named Executive Officer” of WebMD for 2013 and regarding changes in the positions held by the Named Executive Officers during 2013. The only change since the end of 2013 is Mr. Pence’s departure from WebMD in April 2014.

(2)	Because of changes in salary during 2013, the amounts for 2013 in Column (c) are not equal to the annual salary rate for certain of the Named Executive Officers. The annual salary rates, as of December 31, 2013, for the Named Executive Officers who were employees of WebMD at that time were as follows: Mr. Schlanger, $525,000; Mr. Anevski, $425,000; Mr. Pence, $425,000; Mr. Wygod, $490,000; Dr. Zatz, $500,000; and Mr. Vuolo, $400,000.

(3)	The amounts reported in Column (d) include, to the extent applicable to the individual Named Executive Officers, with respect to the years listed: annual cash bonuses for that year (which were paid in February or March of the following year); any additional or special bonuses paid in cash for that year; and amounts released from the Supplemental Bonus Trust during that year based on contributions made in March of the prior year, with respect to the bonus process for the fiscal year prior to that. For additional information, see “—Background Information Regarding the Summary Compensation Table — Bonuses” below and “Compensation Discussion and Analysis — Background Information Regarding the Supplemental Bonus Plan (SBP)” above. Where amounts listed for an individual in a specific year include anything other than just the annual cash bonus for that year, we have included the breakdown in the applicable footnote to this table below.

(4)	The amounts reported in Columns (e) and (f) above reflect the grant date fair value, in the year of grant, for the WebMD Restricted Stock and options to purchase WebMD Common Stock awarded, if any, to the respective Named Executive Officers, computed in accordance with FASB ASC Topic 718. See Note 8 (Stock-Based Compensation) to the Consolidated Financial Statements included in this Annual Report for an explanation of the methodology and assumptions used in determining the fair value of these awards. The actual amounts, if any, ultimately realized by our Named Executive Officers from these grants depend on the price of WebMD Common Stock at the time of vesting of restricted stock or at the time of exercise of vested stock options, as the case may be.

(5)	Consists of: (a) $1,242 for company-paid group term life insurance; (b) $3,461 for company-paid supplemental disability insurance; (c) an automobile allowance of $12,000; and (d) $6,375 in company matching contributions under the 401(k) Plan.

(6)	Consists of: (a) $810 for company-paid group term life insurance; (b) $1,021 for company-paid supplemental disability insurance; (c) an automobile allowance of $10,400; and (d) $7,650 in company matching contributions under the 401(k) Plan.

(7)	For 2012, consists of: (a) an annual bonus for 2012 of $55,250; and (b) a Supplemental Bonus Plan distribution of $49,910, released in March 2012 based on a contribution to the Plan made in connection with his 2010 bonus. For 2011, consists of: (a) an annual bonus for 2011 of $150,000; and (b) a Supplemental Bonus Plan distribution of $41,254, released in March 2011 based on a contribution to the Plan made in connection with his 2009 bonus.

(8)	For 2013, consists of: (a) $1,242 for company-paid group term life insurance; (b) $3,421 for company-paid supplemental disability insurance; (c) $7,650 in company matching contributions under the 401(k) Plan; and (d) an automobile allowance of $12,000. For 2012, consists of: (a) $1,242 for company-paid group term life insurance; (b) $3,421 for company-paid supplemental disability insurance; (c) $7,500 in company matching contributions under the 401(k) Plan; and (d) an automobile allowance of $7,385. For 2011, consists of: (a) $810 for company-paid group term life insurance; (b) $3,421 for company-paid supplemental disability insurance; and (c) $7,350 in company matching contributions under the 401(k) Plan.

(9)	For 2012, consists of: (a) an annual bonus for 2012 of $98,000; and (b) a Supplemental Bonus Plan distribution of $582,277, released in March 2012 based on a contribution to the Plan made in connection with his 2010 bonus. For 2011, consists of: (a) an annual bonus for 2011 of $475,000; and (b) a Supplemental Bonus Plan distribution of $165,016, released in March 2011 based on a contribution to the Plan made in connection with his 2009 bonus.

(10)	For 2013, consists of: (a) $7,116 for company-paid supplemental disability insurance; and (b) $11,125 for company-paid group term life insurance. For 2012, consists of: (a) $6,921 for company-paid supplemental disability insurance; and (b) $11,125 for company-paid group term life insurance. For 2011, consists of: (a) $6,921 for company-paid supplemental disability insurance; and (b) $4,697 for company-paid group term life insurance.

(11)	For 2012, consists of: (a) an annual bonus for 2012 of $55,250; and (b) a Supplemental Bonus Plan distribution of $41,591, released in March 2012 based on a contribution to the Plan made in connection with his 2010 bonus. For 2011, consists of: (a) an annual bonus for 2011 of $150,000; and (b) a Supplemental Bonus Plan distribution of $41,254, released in March 2011 based on a contribution to the Plan made in connection with his 2009 bonus.

(12)	For 2013, consists of: (a) $2,322 for company-paid group term life insurance; (b) $2,723 for company-paid supplemental disability insurance; (c) $7,650 in company matching contributions under the 401(k) Plan; and (d) an automobile allowance of $12,000. For 2012, consists of: (a) $2,322 for company-paid group term life insurance; (b) $2,723 for company-paid supplemental disability insurance; (c) $7,500 in company matching contributions under the 401(k) Plan; and (d) an automobile allowance of $7,385. For 2011, consists of: (a) $2,322 in company-paid group term life insurance; (b) $2,723 for company-paid supplemental disability insurance; and (c) $5,792 in company matching contributions under the 401(k) Plan.

(13)	For 2012, consists of: (a) an annual bonus for 2012 of $90,000; (b) an additional bonus of $250,000 in recognition of his service as Interim Chief Executive Officer during a portion of 2012; and (c) a Supplemental Bonus Plan distribution of $124,774, released in March 2012 based on a contribution to the Plan made in connection with his 2010 bonus. For 2011, consists of: (a) an annual bonus for 2011 of $475,000; and (b) a Supplemental Bonus Plan distribution of $103,960, released in March 2011 based on a contribution to the Plan made in connection with his 2009 bonus.

(14)	For each of 2013 and 2012, consists of: (a) $4,462 for company-paid supplemental disability insurance; (b) $2,322 for company-paid group term life insurance; and (c) an automobile allowance of $12,000. For 2011, consists of: (a) $4,462 for company-paid supplemental disability insurance; (b) $1,242 for company-paid group term life insurance; and (c) an automobile allowance of $12,000.

(15)	Consists of: (a) $227,500 in salary (for the period from January 1, 2013 through May 7, 2013); and (b) a $15,000 payment for accrued vacation days as of May 7, 2013.

(16)	Consists of: (a) a sign-on bonus of $930,000 paid in June 2012; and (b) an annual bonus for 2012 of $76,200. In determining that amount of Mr. Redmond’s annual bonus for 2012, the Compensation Committee took into consideration that he joined WebMD in the middle of that year.

(17)	For 2013, consists of: (a) $430 for company-paid group term life insurance; (b) an automobile allowance of $4,154; (c) $3,825 in company matching contributions under the 401(k) Plan; and (d) $422,500 in severance payments. For 2012, consists of: (a) $717 for company-paid group term life insurance; (b) an automobile allowance of $6,923; and (c) $12,904 reimbursement for moving expenses and $13,071 reimbursement for taxes on the moving expenses.

Background Information Regarding the Summary Compensation Table

General.    The Summary Compensation Table above quantifies the amount or value of the different forms of compensation earned by or awarded to our Named Executive Officers by WebMD and provides a dollar amount for total compensation for each year covered. Descriptions of the material terms of each Named Executive Officer’s employment agreement and related information is provided under “Employment Agreements with Named Executive Officers” below. The agreements provide the general framework and some of the specific terms for the compensation of the Named Executive Officers. With respect to Mr. Redmond, that section provides a description of the letter agreement entered into in May 2013 at the time he left WebMD.

Approval of the Compensation Committee is required prior to WebMD entering into employment agreements with its executive officers or amendments to those agreements. However, many of the decisions relating to compensation for a specific year made by the Compensation Committee are implemented without changes to the general terms of employment set forth in those agreements. For a discussion of the salary, bonus and equity compensation of our Named Executive Officers for 2013 and the decisions made by the Compensation Committee relating to 2013 compensation, see “Compensation Discussion and Analysis” above.

Bonuses.    As described in “Compensation Discussion and Analysis – Annual Bonuses” above, WebMD has paid annual cash bonuses to its executive officers, the amounts of which were determined by the Compensation Committee in its discretion. From time to time, WebMD pays additional or special bonuses to provide recognition for specific accomplishments or at the time of a promotion, if determined by the Compensation Committee to be appropriate and in amounts determined by the Compensation Committee in its discretion.

Supplemental Bonus Plan (SBP) contributions are cash amounts contributed by WebMD for specified Named Executive Officers (and certain other WebMD employees) to a trust (the Supplemental Bonus Trust), which distributes such amounts, with actual interest earned, the following year if the employee remains employed through a specified date. For example, amounts contributed in March 2014 (in connection with 2013 bonuses) will be distributed in March 2015 in accordance with the terms of the SBP. Because those amounts will be forfeitable until March 1, 2015, they would be reflected in future Summary Compensation Tables as compensation in 2015 if the recipient is a Named Executive Officer for that year. In Column (d) of the Summary Compensation Table above:

•	SBP distributions based on March 2011 SBP contributions (approved in connection with 2010 bonuses) are included in amounts for 2012 since they ceased to be forfeitable on March 1, 2012; and

•	SBP distributions based on March 2010 SBP contributions (approved in connection with 2009 bonuses) are included in amounts for 2011 since they ceased to be forfeitable on March 1, 2011.

The footnotes to the Summary Compensation Table identify the amounts of those SBP distributions in March 2011 and March 2012 for individual Named Executive Officers included in Column (d). No SBP contributions were made in 2012, so the annual bonuses for 2011 represented all amounts approved with respect to that year and, accordingly, no SBP distributions were made in March 2013. The SBP contributions made in March 2013 (in connection with 2012 bonuses) were distributed in March 2014 and would be reflected in future Summary Compensation Tables as compensation in 2014 if the recipient is a Named Executive Officer for that year. For additional information, see “Compensation Discussion and Analysis – Background Information Regarding the Supplemental Bonus Plan (SBP)” above.

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

Stock Options and Restricted Stock.    Under applicable SEC rules, the Summary Compensation Table reflects the full amount of the grant date fair value of option grants and restricted stock grants in the year in which the grant is made and no amount of compensation in any other year, regardless of the vesting schedule of the grant. As a result, the compensation of our executive officers reported in the Summary Compensation Table may vary greatly from year to year, depending on which years grants were made to specific WebMD executive officers and the size of the grants made. In addition, grants made to a newly hired executive officer at the time he or she joins WebMD, which may be larger than grants made to existing executive officers with comparable responsibilities in that year, may make it appear that he or she is more highly compensated than those other executive officers and may not be indicative of the compensation that would be reported for such individual in future years if he or she continues to be a Named Executive Officer. The Compensation Committee considers the vesting schedule of grants made under equity compensation plans to be an important term of such grants and believes that it is appropriate, in its consideration of the timing and amount of specific grants it approves, to view the value of such grants to be deemed distributed over the period of vesting, rather than assigned solely to the year of grant.

The amounts reported in the Summary Compensation Table for stock awards and option awards reflect a specific method of valuation of those awards, as more fully described in Note 8 (Stock-Based Compensation) to the Consolidated Financial Statements included in this Annual Report, and do not reflect income or cash received by our Named Executive Officers. The actual amounts, if any, ultimately realized by our Named Executive Officers from equity grants will depend on the price of our Common Stock at the time of vesting of restricted stock or at the time of exercise of vested stock options, as the case may be. In addition, even though the full grant date fair value of the options and restricted stock granted to Mr. Redmond in 2012 are included as compensation in Columns (e), (f) and (h) in that year, one half of the grants were forfeited when he left WebMD in 2013.

Grants of Plan-Based Awards in 2013

Table.    The following table presents information regarding the equity incentive awards granted by WebMD to our Named Executive Officers during 2013. The material terms of each grant are described under “—Additional Information Regarding Awards” below.

(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Approval Date	Grant Date	All Stock Awards: Number of Shares of Stock (#)	All Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
David J. Schlanger	5/06/13 8/11/13	5/08/13 8/11/13	30,000 50,000	40,000 300,000	27.94 33.40	1,279,900 5,822,900

Peter Anevski	5/06/13 12/18/13	5/08/13 12/18/13	20,000 30,000	15,000 150,000	27.94 38.65	724,438 3,633,960

William Pence	2/28/13 12/18/13	3/01/13 12/18/13	20,000 20,000	— 100,000	— 38.65	449,200 2,422,640

Martin J. Wygod	5/06/13 12/18/13	5/08/13 12/18/13	75,000 50,000	— 50,000	— 38.65	2,095,500 2,757,320

Steven Zatz, M.D.	2/28/13 8/11/13	3/01/13 8/11/13	20,000 50,000	— 300,000	— 33.40	449,200 5,822,900

Anthony Vuolo	5/06/13 12/18/13	5/08/13 12/18/13	— 10,000	50,000 50,000	27.94 38.65	552,125 1,211,320

Cavan M. Redmond	—	—	—	—	—	—

(1)	The amounts reported in this column have been calculated in accordance with FASB ASC Topic 718 and reflect the fair value of each equity award based on the grant date fair market value of WebMD Common Stock. See Note 8 (Stock-Based Compensation) to the Consolidated Financial Statements included in this Annual Report for an explanation of the methodology and assumptions used in determining the fair value of these awards. The actual amounts, if any, ultimately realized by our Named Executive Officers from these grants depend on the price of our Common Stock at the time of vesting of restricted stock or at the time of exercise of vested stock options, as the case may be.

Additional Information Regarding Awards.    Each option to purchase WebMD Common Stock granted to a Named Executive Officer in 2013 was granted under the 2005 Plan. All option grants to Named Executive Officers were made with a per-share exercise price equal to the fair market value of a share of WebMD Common Stock on the grant date. For these purposes, and in accordance with the terms of the 2005 Plan and WebMD’s option grant practices, the fair market value is equal to the closing price of a share of WebMD Common Stock on the Nasdaq Global Select Market on the grant date. See “Outstanding Equity Awards at End of 2013” below for information regarding the vesting schedule for the grants. Once vested, each such stock option will generally remain exercisable until its normal expiration date. Each such stock option granted to our Named Executive Officers in 2013 has a term of 10 years. For information regarding the effect on the vesting and exercisability of these stock options of the death, disability or termination of employment of a Named Executive Officer or a change of control of WebMD, see “Potential Payments and Other Benefits Upon Termination of Employment or a Change of Control” and “Employment Agreements with Named Executive Officers” below. If a Named Executive Officer’s employment were terminated for cause, outstanding stock options (whether vested or unvested) would immediately terminate.

Each share of WebMD Restricted Stock granted to a Named Executive Officer in 2013 was granted under the 2005 Plan. Grants of shares of WebMD Restricted Stock are subject to certain restrictions, including restrictions on transferability, until they vest. See “Outstanding Equity Awards at End of 2013” below for information regarding the vesting schedule for the grants. For information regarding the effect on the vesting of these shares of WebMD Restricted Stock of the death, disability or termination of employment of a Named

Executive Officer or a change of control of WebMD, see “Potential Payments and Other Benefits Upon Termination of Employment or a Change of Control” and “Employment Agreements with Named Executive Officers” below. If a Named Executive Officer’s employment were terminated for cause, unvested shares of WebMD Restricted Stock would be forfeited. Prior to vesting, holders of shares of WebMD Restricted Stock have voting power with respect to those shares, but do not have the right to receive dividends, if any, that are declared on those shares.

The 2005 Plan is administered by the Compensation Committee of the WebMD Board. The Compensation Committee has authority to interpret the plan provisions and make all required determinations under the 2005 Plan. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits, and making provision to ensure that any tax withholding obligations incurred in respect of awards are satisfied. Awards granted under the 2005 Plan are generally transferable only to a beneficiary of a plan participant upon his or her death or to certain family members or family trusts. However, the Compensation Committee may establish procedures for the transfer of awards to other persons or entities, provided that such transfers comply with applicable laws.

Outstanding Equity Awards at End of 2013

The following table presents information regarding the outstanding equity awards held by each Named Executive Officer as of December 31, 2013, including the vesting dates for the portions of these awards that had not vested as of that date.

(a)	(b)	(c)		(d)	(e)	(f)		(g)		(h)	(i)
	Option Awards(1)							Stock Awards(2)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Grant Date	Option Expiration Date		Number of Shares of Stock That Have Not Vested (#)		Stock Award Grant Date	Market Value of Shares of Stock That Have Not Vested ($)(3)
David J. Schlanger	—	300,000	(4)	33.40	8/11/13	8/11/23		50,000	(4)	8/11/13	1,975,000
	—	40,000	(5)	27.94	5/08/13	5/08/23		30,000	(6)	5/08/13	1,185,000
	20,000	20,000	(5)	13.15	11/14/12	11/14/22		—		—	—
	6,250	18,750	(4)	22.40	5/21/12	5/21/22		3,750	(4)	5/21/12	148,125
	15,000	15,000	(4)	30.26	10/11/11	10/11/21		3,000	(4)	10/11/11	118,500
	60,000	—		23.61	12/10/08	12/10/18		—		—	—

Peter Anevski	—	150,000	(7)	38.65	12/18/13	12/18/23		30,000	(7)	12/18/13	1,185,000
	—	15,000	(5)	27.94	5/08/13	5/08/23		20,000	(8)	5/08/13	790,000
	32,500	32,500	(5)	13.15	11/14/12	11/14/22		—		—	—
	11,250	33,750	(4)	22.40	5/21/12	5/21/22		7,500	(4)	5/21/12	296,250
	16,000	16,000	(4)	30.00	9/21/11	9/21/21		3,000	(4)	9/21/11	118,500
	—	—		—	—	—		2,000	(4)	3/24/11	79,000
	18,750	6,250	(4)	46.81	6/28/10	6/28/20		1,250	(4)	6/28/10	49,375
	33,000	—		23.61	12/10/08	12/10/18		—		—	—

William Pence	—	100,000	(7)	38.65	12/18/13	12/18/23		20,000	(7)	12/18/13	790,000
	—	—		—	—	—		20,000	(9)	3/01/13	790,000
	40,000	40,000	(5)	13.15	11/14/12	11/14/22		—		—	—
	37,500	37,500	(4)	36.62	7/23/11	7/23/21		6,000	(4)	7/23/11	237,000
	—	—		—	—	—		2,500	(4)	6/28/10	98,750
	50,000	—		23.61	12/10/08	12/10/18		—		—	—

Martin J. Wygod	—	50,000	(7)	38.65	12/18/13	12/18/23		50,000	(7)	12/18/13	1,975,000
	—	—		—	—	—		75,000	(6)	5/08/13	2,962,500
	175,000	175,000	(4)	29.44	9/25/11	9/25/21		—		—	—
	—	—		—	—	—		46,433	(4)	2/11/11	1,834,104
	—	—		—	—	—		18,750	(4)	6/28/10	740,625
	180,000	—		23.61	12/10/08	12/10/18		—		—	—
	106,656	—		19.11	12/01/08	12/01/18		—		—	—

Steven Zatz, M.D.	—	300,000	(4)	33.40	8/11/13	8/11/23		50,000	(4)	8/11/13	1,975,000
	—	—		—	—	—		20,000	(9)	3/01/13	790,000
	40,000	40,000	(5)	13.15	11/14/12	11/14/22		—		—	—
	37,500	37,500	(4)	36.62	7/23/11	7/23/21		6,000	(4)	7/23/11	237,000
	—	—		—	—	—		2,500	(4)	6/28/10	98,750
	50,000	—		23.61	12/10/08	12/10/18		—		—	—

Anthony Vuolo	—	50,000	(7)	38.65	12/18/13	12/18/23		10,000	(7)	12/18/13	395,000
	—	50,000	(5)	27.94	5/08/13	5/08/23		—		—	—
	35,000	35,000	(4)	29.44	9/25/11	9/25/21		13,750	(4)	9/25/11	543,125
	—	—		—	—	—		5,000	(4)	6/28/10	197,500
	147,000	—		23.61	12/10/08	12/10/18		—		—	—
	79,992	—		21.29	12/10/08	12/10/18		—		—	—

Cavan M. Redmond	—	250,000	(10)	23.03	5/31/12	5/31/22	(11)	—		—	—

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

(2)	Unvested shares of restricted stock are generally forfeited if the Named Executive Officer’s employment terminates, except to the extent otherwise provided in an employment agreement or award agreement. The stock awards held by our Named Executive Officers are subject to accelerated or continued vesting in connection with a change of control of WebMD and upon certain terminations of employment, as described below in more detail under “Employment Agreements with Named Executive Officers” and “Potential Payments and Other Benefits Upon Termination of Employment or a Change of Control.” Except as otherwise indicated in those sections, unvested stock awards will generally be forfeited if a Named Executive Officer’s employment terminates.

(3)	The market or payout value of stock awards reported in Column (i) is computed by multiplying the number of shares of WebMD Restricted Stock reported in Column (g) by $39.50, the closing market price of WebMD Common Stock on December 31, 2013.

(4)	Vesting schedule: 25% of the original amount granted on each of the first, second, third and fourth anniversaries of the date of the grant.

(5)	Vesting schedule: 50% of the original amount granted on each of the first and second anniversaries of the date of the grant.

(6)	Vesting schedule: 1/3 of the original amount granted on each of the first, second and third anniversaries of the date of the grant.

(7)	Vesting schedule: 1/3 of the original amount granted on each of the second, third and fourth anniversaries of the date of grant.

(8)	Scheduled to vest on the third anniversary of the date of grant; provided, however, that vesting was subject to acceleration to the date of the first anniversary of the date of grant based on company and individual performance in 2013. In February 2014, it was determined that vesting of 50% of these shares will occur on the first anniversary of the date of grant and vesting of the remaining 50% will remain on the third anniversary. See “Compensation Discussion and Analysis – Use of Specific Types of Compensation for 2013 – Grants of Restricted Stock with Potential for Accelerated Vesting” above for more information.

(9)	Scheduled to vest on March 1, 2016; provided, however, that vesting was subject to acceleration to March 15, 2014 based on company and individual performance in 2013. In February 2014, it was determined that vesting of 50% of these shares will occur on March 15, 2014 and vesting of the remaining 50% will remain on March 1, 2016. See “Compensation Discussion and Analysis – Use of Specific Types of Compensation for 2013 – Grants of Restricted Stock with Potential for Accelerated Vesting” above for more information.

(10)	Scheduled to vest on May 31, 2014.

(11)	The original term of the option was ten years. However, as described under “Employment Agreements with Named Executive Officers – Separation Agreement with Cavan M. Redmond” below, this option will cease to be exercisable on August 29, 2014 (90 days after vesting) and any unexercised portion will no longer be outstanding after that date.

Option Exercises and Stock Vested in 2013

The following table presents information regarding the exercise of options to purchase WebMD Common Stock by our Named Executive Officers during 2013, and regarding the vesting during 2013 of WebMD Restricted Stock. Please note that the amounts reported for “Value Realized” in Columns (c) and (e) represent gain over a period of years; we do not consider all such gain to be 2013 compensation and, under applicable SEC rules, none of such gain is included in 2013 compensation in the Summary Compensation Table.

(a)	(b)		(c)	(d)		(e)
	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(2)
David J. Schlanger	—		—	6,250		167,660
Peter Anevski	—		—	9,750		266,028
William Pence	25,000		211,545	8,625		243,355
Martin J. Wygod	—		—	84,467		2,239,000
Steven Zatz, M.D.	—		—	11,500		313,275
Anthony Vuolo	—		—	35,125		1,014,969
Cavan M. Redmond	250,000	(3)	2,460,000	22,500	(4)	658,125

(1)	The dollar amounts shown in Column (c) above for option awards are determined by multiplying (i) the number of shares for which the option was exercised by (ii) the difference between (1) the per-share closing price of WebMD Common Stock on the date of exercise (or, for any shares sold on the date of exercise, the actual sale price received) and (2) the exercise price of the options.

(2)	The dollar amounts shown in Column (e) above for stock awards are determined by multiplying the number of shares that vested by the per-share closing price of WebMD Common Stock on the vesting date.

(3)	Exercised during the post-employment exercise period provided under the terms of the option grant.

(4)	Vesting of these shares was accelerated to Mr. Redmond’s last day of employment, as described under “Employment Agreements with Named Executive Officers – Separation Agreement with Cavan M. Redmond” below.

Potential Payments and Other Benefits Upon Termination of Employment or a Change of Control

Background and Assumptions.    In this section, we provide tables containing estimates (rounded to the nearest $1,000) of (a) amounts that may become payable to our Named Executive Officers as a result of a termination of employment under specific circumstances or as a result of a change of control and (b) the value of other benefits they may become entitled to receive as a result of such termination or change of control under employment agreements and equity grant agreements. For a general discussion of matters relating to compensation that may become payable by WebMD after termination of employment or a change of control, see “— Compensation Discussion and Analysis — Compensation Following Termination of Employment or a Change of Control” above, and for a detailed description of the applicable provisions of the employment agreements of our Named Executive Officers, see “Employment Agreements with Named Executive Officers” below. Under those agreements, the amount and types of payment and other benefits vary depending on whether the termination is as a result of death or disability, is with or without cause, is a resignation with or without good reason and/or is in connection with a change of control. The terms used in the tables have the meanings given to them in each Named Executive Officer’s employment agreement, as described below under “Employment Agreements with Named Executive Officers”. In estimating, solely for purposes of the tables below, the amount of any potential payments to Named Executive Officers and the value of other benefits they may become entitled to receive:

•

We have assumed, as prescribed by applicable SEC rules, that the applicable triggering event (i.e., termination of employment or change of control) occurred on December 31, 2013 and, accordingly, we have used

—

a price per share of WebMD Common Stock of $39.50 (the closing price per share on that date), including in calculating the value of Restricted Stock and the amount realizable from exercise of options to purchase WebMD Common Stock,

—	the Executive Officer’s annual salary rate as in effect on that date, and

—	the employment agreement terms in effect, for the respective Named Executive Officers, on December 31, 2013.

•	We have treated the right to continue to vest in options after termination as if the vesting had accelerated to December 31, 2013.

•

We have assumed that, as of December 31, 2013, any required transition periods, following a Change of Control, before a Named Executive Officer can resign for Good Reason (or otherwise unilaterally resign) have been met and that the Named Executive Officer is entitled, as of December 31, 2013, to any cash payments, any continuation of vesting and exercisability of options, any acceleration of vesting of restricted stock and any other benefits as if the transition period had already been completed.

•

In determining the amount of the bonus for 2013 to be included in or otherwise used to determine “Cash Severance” for purposes of these tables, we use the larger of (a) the actual amount for 2013 (including both the cash bonus and the SBP Contribution), even though it was not determined until February 2014; and (b) the bonus amount that would have been payable for 2013 under the applicable employment agreement upon a termination as of December 31, 2013.

•

In the column entitled “Permanent Disability or Death,” the amounts reflect provisions contained in certain employment agreements and the fact that WebMD’s equity plans generally provide for acceleration of vesting of awards in the event of a termination of employment as a result of death or disability. In addition, the Supplemental Bonus Plan provides that any award thereunder will be paid in the event of a termination as a result of death or disability.

•

Under their employment agreements, Messrs. Vuolo and Wygod are eligible to continue to participate in our health and welfare plans (or comparable plans) for a specified period. In the row entitled “Health and Welfare Benefits Continuation,” the amounts are based upon the current cost to our company of these benefits per employee (with an estimate for individual coverage after expiration of the applicable COBRA period for Messrs. Wygod and Vuolo) and are net of amounts that the executives would continue to be responsible for. Although Mr. Pence would have been eligible for COBRA payments upon certain terminations, given that he did not participate in our health plans on December 31, 2013 (nor at the time of his leaving WebMD in April 2014), the table reflects no cost to our company for such benefits. For Messrs. Schlanger and Anevski and Dr. Zatz, we use the COBRA premium that would have applied upon a termination on December 31, 2013. In addition, we have not made any reduction in the applicable amounts included in the tables below to reflect the fact that the obligation to continue benefits or reimbursement ceases in the event the executive becomes eligible for comparable coverage with a subsequent employer.

•

For purposes of calculating amounts payable upon termination without cause following a change of control of WebMD, we have treated Supplemental Bonus Plan awards held in the Supplemental Bonus Trust as of December 31, 2013 as payable to participants in accordance with the terms of their respective employment agreements and the Supplemental Bonus Plan.

•	We have assumed that the Named Executive Officers have no accrued and unused vacation on December 31, 2013.

If the benefits payable to Mr. Wygod or to Mr. Vuolo in connection with a change of control would be considered an excess parachute payment under Section 280G and subject to the excise tax imposed under Section 4999 of the Code (which we refer to as the Section 280G Excise Tax), WebMD has agreed to make an additional payment to the individual so that the net amount of such payment (after taxes) that he receives is sufficient to pay the Section 280G Excise Tax due. We note that the determination of whether a payment is a “parachute payment” is a facts and circumstances test. For purposes of the tables below, we have calculated the Section 280G Excise Tax (and related gross-up payment, if any) on the basis of IRS regulations and Rev. Proc. 2003-68 and have assumed that the Named Executive Officer’s outstanding equity awards (or portion thereof in the case of Mr. Vuolo) would be accelerated and terminated in exchange for a cash payment upon the change of control. The value of this acceleration (and thus the amount of the additional payment) would be slightly higher if the accelerated awards were assumed by the acquiring company rather than terminated upon the transaction. For purposes other than calculating the Section 280G Excise Tax, we have calculated the value of any option or stock award that may be accelerated in connection with a change of control to be the amount the holder can realize from such award as of December 31, 2013: for options, that is the market price of the shares that would be received upon exercise, less the applicable exercise price; and for restricted stock, that is the market value of the shares that would vest.

Tables. Assuming employment was terminated on December 31, 2013 for the respective Named Executive Officers (other than Mr. Redmond, who left WebMD prior to that date), the following tables provide information regarding the estimated value, using the methodologies and assumptions described above, of the payments and benefits they would be entitled to receive. For a discussion of the post-employment compensation payable to Mr. Redmond, see “Employment Agreements with Named Executive Officers — Separation Agreement with Cavan M. Redmond” below.

David J. Schlanger

Executive Benefits and Payments	Voluntary Termination for “Good Reason”	Voluntary Termination in Connection with a “Change of Control”	Other Voluntary Termination	Permanent Disability or Death	Involuntary Termination for “Cause”	Involuntary Termination without “Cause”	Termination of Employment without “Cause” or for “Good Reason” Following a “Change of Control”
Cash Severance	525,000	1,290,000	-0-	180,000	-0-	525,000	1,290,000
Stock Options	-0-	3,279,000	-0-	3,279,000	-0-	-0-	3,279,000
Restricted Stock	-0-	3,160,000	-0-	3,427,000	-0-	-0-	3,160,000
Health and Welfare Benefits Continuation	15,000	15,000	-0-	-0-	-0-	15,000	15,000
280G Tax Gross-Up	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	540,000	7,744,000	-0-	6,886,000	-0-	540,000	7,744,000

Peter Anevski

Executive Benefits and Payments	Voluntary Termination for “Good Reason”	Voluntary Termination in Connection with a “Change of Control”	Other Voluntary Termination	Permanent Disability or Death	Involuntary Termination for “Cause”	Involuntary Termination without “Cause”	Termination of Employment without “Cause” or for “Good Reason” Following a “Change of Control”
Cash Severance	425,000	-0-	-0-	160,000	-0-	425,000	1,140,000
Stock Options	-0-	-0-	-0-	1,886,000	-0-	-0-	1,254,000
Restricted Stock	-0-	-0-	-0-	2,518,000	-0-	-0-	1,185,000
Health and Welfare Benefits Continuation	16,000	-0-	-0-	-0-	-0-	16,000	16,000
280G Tax Gross-Up	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	441,000	-0-	-0-	4,564,000	-0-	441,000	3,595,000

William Pence(1)

Executive Benefits and Payments	Voluntary Termination for “Good Reason”	Voluntary Termination in Connection with a “Change of Control”	Other Voluntary Termination	Permanent Disability or Death	Involuntary Termination for “Cause”	Involuntary Termination without “Cause”	Termination of Employment without “Cause” or for “Good Reason” Following a “Change of Control”
Cash Severance	425,000	-0-	-0-	221,000	-0-	425,000	1,186,000
Stock Options	-0-	-0-	-0-	1,247,000	-0-	-0-	1,136,000
Restricted Stock	-0-	-0-	-0-	1,916,000	-0-	-0-	1,053,000
Health and Welfare Benefits Continuation	-0-	-0-	-0-	-0-	-0-	-0-	-0-
280G Tax Gross-Up	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	425,000	-0-	-0-	3,384,000	-0-	425,000	3,375,000

(1)	Mr. Pence served as Executive Vice President, Chief Operating Officer and Chief Technology Officer of WebMD for all of 2013 and until the effective date of his resignation on April 18, 2014. To calculate the information in this table, we applied the terms of the employment arrangements with Mr. Pence as in effect on December 31, 2013 and certain background information and assumptions, as described under “—Background and Assumptions” above. Mr. Pence did not have any rights to post-employment compensation following his resignation in April 2014. See “Employment Agreements with Named Executive Officers – William Pence” below.

Martin J. Wygod

Executive Benefits and Payments(1)	Voluntary Termination for “Good Reason”	Voluntary Termination in Connection with a “Change of Control”	Other Voluntary Termination	Permanent Disability or Death	Involuntary Termination for “Cause”	Involuntary Termination without “Cause”	Termination of Employment without “Cause” or for “Good Reason” Following a “Change of Control”
Cash Severance(2)	5,725,000	6,117,000	5,725,000	6,117,000	-0-	5,725,000	6,117,000
Stock Options	1,803,000	1,803,000	-0-	1,803,000	-0-	1,803,000	1,803,000
Restricted Stock	7,512,000	7,512,000	-0-	7,512,000	-0-	7,512,000	7,512,000
Health and Welfare Benefits Continuation	100,000	100,000	100,000	100,000	-0-	100,000	100,000
280G Tax Gross-Up(3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	15,140,000	15,532,000	5,825,000	15,532,000	-0-	15,140,000	15,532,000

(1)	As more fully described under “Employment Agreements with Named Executive Officers — Martin J. Wygod” below, in connection with the Merger, Mr. Wygod agreed to remain Executive Chairman notwithstanding the terms of his employment agreement. Accordingly, his agreement was amended to provide that he may resign with or without Good Reason and receive his cash severance.

(2)	Such cash severance consists of salary and bonus for three years, with (a) the annual salary amount being $975,000, the salary in effect immediately prior to the Merger and (b) the annual bonus amount being $933,333, determined by averaging the bonus amounts received by Mr. Wygod for the three years prior to the Merger.

(3)	We have assumed, solely for purposes of preparing this table, that the salary continuation portion of the severance is the only portion of the benefits that constitutes “reasonable compensation” for the restrictive covenants to which the executive is bound following the termination of employment. Accordingly, we have not treated the salary continuation portion as a parachute payment for purposes of Section 280G. Such assumption may change at the time of an actual change of control.

Steven Zatz, M.D.

Executive Benefits and Payments	Voluntary Termination for “Good Reason”	Voluntary Termination in Connection with a “Change of Control”	Other Voluntary Termination	Permanent Disability or Death	Involuntary Termination for “Cause”	Involuntary Termination without “Cause”	Termination of Employment without “Cause” or for “Good Reason” Following a “Change of Control”
Cash Severance	500,000	1,291,000	-0-	221,000	-0-	500,000	1,291,000
Stock Options	-0-	2,992,000	-0-	2,992,000	-0-	-0-	2.992,000
Restricted Stock	-0-	2,765,000	-0-	3,101,000	-0-	-0-	2,765,000
Health and Welfare Benefits Continuation	15,000	15,000	-0-	-0-	-0-	15,000	15,000
280G Tax Gross-Up	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	515,000	7,063,000	-0-	6,314,000	-0-	515,000	7,063,000

Anthony Vuolo

Executive Benefits and Payments	Voluntary Termination for “Good Reason”	Voluntary Termination in Connection with a “Change of Control”	Other Voluntary Termination	Permanent Disability or Death	Involuntary Termination for “Cause”	Involuntary Termination without “Cause”	Termination of Employment without “Cause” or for “Good Reason” Following a “Change of Control”
Cash Severance	2,385,000	2,385,000	2,385,000	2,385,000	-0-	2,385,000	2,385,000
Stock Options	352,000	944,000	352,000	973,000	-0-	352,000	944,000
Restricted Stock	741,000	872,000	741,000	1,136,000	-0-	741,000	872,000
Health and Welfare Benefits Continuation	130,000	130,000	-0-	130,000	-0-	130,000	130,000
280G Tax Gross-Up	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	3,608,000	4,331,000	3,478,000	4,624,000	-0-	3,608,000	4,331,000

Employment Agreements with Named Executive Officers

The following are summaries of the employment agreements with our Named Executive Officers. The agreements provide the general framework and some of the specific terms for the compensation of the Named Executive Officers. Approval of the Compensation Committee is required prior to WebMD entering into employment agreements with its executive officers or any amendments to those agreements. However, many of the decisions relating to the compensation of our Named Executive Officers for a specific year made by the Compensation Committee are implemented without changes to the general terms of employment set forth in those agreements. With respect to 2013, those decisions and their implementation are discussed earlier in this “Executive Compensation” section.

Some of the employment agreement summaries below refer to the definition of “Change of Control” used in the 2005 Plan. That definition is described above in Item 10 of this Annual Report under the heading “Non-Employee Director Compensation – Option Grants.”

David J. Schlanger

WebMD entered into an employment agreement with Mr. Schlanger, effective in May 2013 when Mr. Schlanger became Interim Chief Executive Officer of WebMD, and it was amended on August 11, 2013 when he became Chief Executive Officer. The following is a description of Mr. Schlanger’s employment agreement with WebMD, as amended:

•	Mr. Schlanger’s base salary rate is $525,000 per year.

•

For a discussion of Mr. Schlanger’s bonus for 2013, see “Compensation Discussion and Analysis – Use of Specific Types of Compensation for 2013 – 2013 Bonuses and Supplemental Bonus Plan Contributions” above. For fiscal year 2014 and thereafter, Mr. Schlanger’s target bonus is 150% of his base salary, with actual amount of any such bonus to be determined by the Compensation Committee in its discretion.

•

In connection with Mr. Schlanger’s appointment as Chief Executive Officer, he received the following grants under the 2005 Plan on August 11, 2013, each of which is scheduled to vest in equal annual installments of 25% commencing on the first anniversary of the date of grant:

—	a grant of 50,000 shares of WebMD Restricted Stock; and

—

a non-qualified option to purchase 300,000 shares of WebMD Common Stock at a per share exercise price of $33.40 (the closing price of WebMD Common Stock on August 9, 2013, the last trading day before the date of grant).

In connection with Mr. Schlanger’s appointment as Interim Chief Executive Officer in May 2013, he received the following grants under the 2005 Plan:

—

a grant, made on May 8, 2013, of 30,000 shares of WebMD Restricted Stock, with such grant being scheduled to vest in three equal annual installments, commencing on the first anniversary of the date of grant; and

—

a grant, made on May 8, 2013, of non-qualified options to purchase 40,000 shares of WebMD Common Stock at an exercise price of $27.94 per share (the closing market price on that date), with such grant being scheduled to vest in two equal installments on the first and second anniversaries of the date of grant.

For additional information regarding Mr. Schlanger’s equity compensation, see “Executive Compensation Tables” above.

•	Under the employment agreement, in the event of a termination of Mr. Schlanger’s employment by WebMD without Cause or by him for Good Reason, he would be entitled to:

—	continue to receive his base salary for one year from the date of termination;

—	receive certain amounts in respect of COBRA premiums until the earlier of one year following his termination and the date upon which he receives comparable coverage under another plan; and

—

for 2014 and later years, if the date of termination is on or after July 1 of that year and before bonuses for that year are paid, to receive the bonus he would have received for that year, payable at the time bonuses for that year are paid to other executives.

If the termination by WebMD without Cause or the resignation by him for Good Reason occurs following a Change of Control of WebMD or if Mr. Schlanger resigns after one year following a Change of Control, WebMD Restricted Stock granted to him in 2013 and all options to purchase WebMD Common Stock granted to him that were outstanding as of August 11, 2013 (including the grant made to him on that date, as described above) would be deemed fully vested and the options would remain outstanding for one year from the date of termination. If such a termination were to occur following a Change of Control but prior to full payment of bonuses for 2013, he would be entitled: to receive the unpaid portion of the greater of $300,000 or the amount of the 2013 bonus achieved through the date of termination (including, to the extent applicable, any part of such bonus that was contributed to the Supplemental Bonus Plan on his behalf and not previously distributed to him); and to receive the $180,000 contributed by WebMD on his behalf to WebMD’s Supplemental Bonus Plan for 2012, if not previously distributed to him.

•	For purposes of the employment agreement:

—	“Change of Control” has the same definition used in the 2005 Plan;

—

“Cause” includes (i) continued willful failure to perform duties after 30 days written notice, (ii) willful misconduct or violence or threat of violence that would harm WebMD, (iii) a breach of a material WebMD policy, the employment agreement or the Trade Secret and Proprietary Information Agreement (as described below) that remains unremedied after 30 days written notice, or (iv) conviction of a felony in respect of a dishonest or fraudulent act or other crime of moral turpitude; and

—

“Good Reason” means resignation of employment within one year of the occurrence of any of the following conditions or events: (i) a material reduction in base salary, (ii) WebMD removing Mr. Schlanger from the position of Chief Executive Officer (except on or following a Change of Control, so long as he is working on the transition or in a senior capacity), or (iii) any material breach of the employment agreement by WebMD; provided that Mr. Schlanger has provided written notice to WebMD within 90 days after the occurrence of such condition or event claimed to be Good Reason and WebMD has failed to remedy such condition or event within 30 days of receipt of such written notice.

Mr. Schlanger is also a party to a related Trade Secret and Proprietary Information Agreement that contains confidentiality obligations that survive indefinitely. The agreement also includes non-solicitation provisions that prohibit him from hiring WebMD’s employees or soliciting any of WebMD’s clients or customers with whom he had a relationship during the time he was employed by WebMD, and non-competition provisions that prohibit him from being involved in a business that competes with WebMD’s business or that competes with any other business engaged in by any affiliates of WebMD if he is directly involved in such business. The non-solicitation and non-competition obligations end on the first anniversary of the date his employment ceases. The post-employment payments and benefits that may be due would be subject to Mr. Schlanger’s compliance with the restrictive covenants applicable to him under the employment agreement and the Trade Secret and Proprietary Information Agreement.

Peter Anevski

In connection with Mr. Anevski becoming Chief Financial Officer of WebMD in May 2013, the Compensation Committee approved the terms of a new employment agreement between WebMD and Mr. Anevski. The following is a description of Mr. Anevski’s employment agreement with WebMD:

•	Mr. Anevski’s base salary rate is $425,000 per year.

•

For a discussion of Mr. Anevski’s bonus for 2013, see “Compensation Discussion and Analysis – Use of Specific Types of Compensation for 2013 – 2013 Bonuses and Supplemental Bonus Plan Contributions” above. For fiscal year 2014 and thereafter, Mr. Anevski’s target bonus is 100% of his base salary, with actual amount of any such bonus to be determined by the Compensation Committee in its discretion.

•

In connection with Mr. Anevski’s appointment as Chief Financial Officer, he received the following grants, made on May 8, 2013: (a) a non-qualified option to purchase 15,000 shares of WebMD Common Stock at a per share exercise price of $27.94 per share (the closing price on that date), vesting in two equal installments on the first and second anniversaries of the date of grant; and (b) a grant of 20,000 shares of WebMD Restricted Stock under the 2005 Plan. The shares of WebMD Restricted Stock were scheduled to vest on the third anniversary of the date of grant; provided, however, that vesting was subject to acceleration to the date of the first anniversary of the date of grant based on company and individual performance in 2013. In February 2014, it was determined that vesting of 50% of these shares will occur on the first anniversary of the date of grant and vesting of the remaining 50% will remain on the third anniversary. For additional information, see “Compensation Discussion and Analysis – Use of Specific Types of Compensation for 2013 – Grants of Restricted Stock with Potential for Accelerated Vesting”

above for more information. On December 18, 2013, Mr. Anevski received the following grants under the 2005 Plan, one-third of which are scheduled to vest on each of the second, third and fourth anniversaries of the date of grant:

—	a grant of 30,000 shares of WebMD Restricted Stock; and

—	a non-qualified option to purchase 150,000 shares of WebMD Common Stock at a per share exercise price of $38.65 (the closing price of WebMD Common Stock on the date of grant).

For additional information regarding Mr. Anevski’s equity compensation, see “Executive Compensation Tables” above.

•

Under the employment agreement, in the event of a termination without cause or resignation for good reason, Mr. Anevski would be entitled to payment of base salary for 12 months, any earned but unpaid bonus if termination occurs after December 31 but prior to bonuses being paid for the completed year and COBRA premiums for up to 12 months. If such termination occurs following a Change of Control (as defined in the 2005 Plan) of WebMD, he would also be entitled to the following:

—	the WebMD Restricted Stock granted to him on May 8, 2013 would vest in full upon such termination;

—

the option grant made to him on May 8, 2013 and any other options held at the date of termination would continue to vest as scheduled through the next vesting date of such grant following the termination of his employment so long as such termination occurred within 12 months following the Change of Control; and

—

the next scheduled vesting of the WebMD Restricted Stock granted to him on December 18, 2013 would be accelerated to the date of termination and the options subject to the next scheduled vesting of the grant made to him on that date would remain outstanding and continue to vest until the scheduled vesting date.

If such a termination were to occur following a Change of Control but prior to full payment of bonuses for 2013, he would be entitled: to receive the unpaid portion of the greater of $300,000 or the amount of the 2013 bonus achieved through the date of termination (including, to the extent applicable, any part of such bonus that was contributed to the Supplemental Bonus Plan on his behalf and not previously distributed to him); and to receive the $160,000 contributed by WebMD on his behalf to WebMD’s Supplemental Bonus Plan for 2012, if not previously distributed to him.

•	For purposes of the employment agreement:

—	a “Change of Control” has the same definition used in the 2005 Plan.

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

—

“Good Reason” means his resignation of employment within one year of the occurrence of any of the following conditions or events: (i) a material reduction in base salary, (ii) a material reduction in authority, or (iii) any material breach of the employment agreement by WebMD; provided that he has provided written notice to WebMD within 90 days after the occurrence of such condition or event claimed to be Good Reason and WebMD has failed to remedy such condition or event within 30 days of receipt of such written notice.

Mr. Anevski is also a party to a related Trade Secret and Proprietary Information Agreement that contains confidentiality obligations that survive indefinitely. The agreement also includes non-solicitation provisions that prohibit him from hiring WebMD’s employees or soliciting any of WebMD’s clients or customers with whom he had a relationship during the time he was employed by WebMD, and non-competition provisions that prohibit him from being involved in a business that competes with WebMD’s business or that competes with any other business engaged in by any affiliates of WebMD if he is directly involved in such business. The non-solicitation and non-competition obligations end on the first anniversary of the date his employment ceases. The post-

employment payments and benefits that may be due would be subject to Mr. Anevski’s compliance with the restrictive covenants applicable to him under the employment agreement and the Trade Secret and Proprietary Information Agreement.

Martin J. Wygod

Mr. Wygod entered into an employment agreement with HLTH dated as of August 3, 2005, which was amended on each of February 1, 2006, December 1, 2008 (the “2008 Amendment”), December 29, 2008 and July 9, 2009 (the “2009 Amendment”). WebMD assumed the employment agreement upon the closing of the Merger in October 2009 and it has been further amended, since then, on September 21, 2011 and September 25, 2011. The following is a description of the employment agreement, as amended:

•	Mr. Wygod’s base salary rate is $490,000 per year.

•

The amount of any bonus payable to Mr. Wygod is in the discretion of the WebMD Compensation Committee. In February 2014, the Compensation Committee approved a 2013 annual bonus of $430,000 for Mr. Wygod, which was paid to him in March 2014. In addition, the Compensation Committee approved a 2013 SBP Contribution of $170,000 for Mr. Wygod. See “Compensation Discussion and Analysis — Use of Specific Types of Compensation for 2013 — 2013 Bonuses and Supplemental Bonus Plan Contributions” above.

•

In May 2013, the Compensation Committee approved: (a) an amendment to the employment agreement with Mr. Wygod pursuant to which he would have been entitled to receive the $392,000 contributed by WebMD on his behalf to WebMD’s Supplemental Bonus Plan for 2012 in the event that, following a Change in Control (as defined in the 2005 Plan) of WebMD, his employment terminates for any reason other than for cause (and he will have similar rights with respect to the 2013 SBP Contribution of $170,000 made on his behalf in March 2014 and, if applicable, for any such future contributions on his behalf to the Supplemental Bonus Plan); and (b) a grant, made to Mr. Wygod on May 8, 2013 under the 2005 Plan, of 75,000 shares of WebMD Restricted Stock, scheduled to vest in three equal annual installments, commencing on the first anniversary of the date of grant. On December 18, 2013, Mr. Wygod received the following grants under the 2005 Plan, one-third of which are scheduled to vest on each of the second, third and fourth anniversaries of the date of grant:

—	a grant of 50,000 shares of WebMD Restricted Stock; and

—	a non-qualified option to purchase 50,000 shares of WebMD Common Stock at a per share exercise price of $38.65 (the closing price of WebMD Common Stock the date of grant).

For additional information regarding Mr. Wygod’s equity compensation, see “Executive Compensation Tables” above.

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

Steven Zatz, M.D.

We are party to an employment agreement with Steven Zatz, M.D., who serves as our President, which was entered into on July 14, 2005 and amended on December 14, 2008, July 23, 2011, November 14, 2012, March 5, 2013 (as used in the summary below, the “March 2013 Amendment”) and in August 2013 in connection with Dr. Zatz’s appointment as WebMD’s President below (as used in the summary below, the “August 2013 Amendment” and, together with the March 2013 Amendment, the “2013 Amendments”). The following is a description of Dr. Zatz’s employment agreement with us, as amended:

•	Dr. Zatz’s base salary rate is $500,000 per year.

•

For a discussion of Dr. Zatz’s bonus for 2013, see “Compensation Discussion and Analysis – Use of Specific Types of Compensation for 2013 — 2013 Bonuses and Supplemental Bonus Plan Contributions” above. For fiscal year 2014 and thereafter, Dr. Zatz’s target bonus is 150% of his base salary, with actual amount of any such bonus to be determined by the Compensation Committee in its discretion.

•

In connection with the March 2013 Amendment, Dr. Zatz received a grant of 20,000 shares of WebMD Restricted Stock under the 2005 Plan, made on March 1, 2013. The shares were scheduled to vest on the third anniversary of the date of grant; provided, however, that vesting was subject to acceleration to March 15, 2014 based on company and individual performance in 2013. In February 2014, it was determined that vesting of 50% of these shares would occur on March 15, 2014 and vesting of the remaining 50% would remain on the third anniversary. For additional information, see “Compensation Discussion and Analysis — Use of Specific Types of Compensation for 2013 — Grants of Restricted Stock with Potential for Accelerated Vesting” above for more information. In connection with Dr. Zatz’s appointment as President, he received the following grants under the 2005 Plan on August 11, 2013, each of which is scheduled to vest in equal annual installments of 25% commencing on the first anniversary of the date of grant:

—	a grant of 50,000 shares of WebMD Restricted Stock; and

—

a non-qualified option to purchase 300,000 shares of WebMD Common Stock at a per share exercise price of $33.40 (the closing price of WebMD Common Stock on August 9, 2013, the last trading day before the date of grant).

For additional information regarding Dr. Zatz’s equity compensation, see “Executive Compensation Tables” above.

•	In the event of the termination of Dr. Zatz’s employment by WebMD without Cause or by him for Good Reason, he would be entitled to the following under the 2013 Amendments:

—	to continue to receive his base salary for one year from the date of termination;

—	to receive certain amounts in respect of COBRA premiums until the earlier of one year following his termination and the date upon which he receives comparable coverage under another plan; and

—

for fiscal year 2014 and later years, if the date of termination is on or after July 1 and before bonuses for that year are paid, to receive the bonus he would have received for that year, payable at the time bonuses for that year are paid to other executives.

If the termination by WebMD without Cause or the resignation by him for Good Reason occurs following a Change of Control of WebMD or if Dr. Zatz resigns after one year following a Change of Control, WebMD Restricted Stock granted to him in 2013 and all options to purchase WebMD Common Stock granted to him that were outstanding as of August 11, 2013 (including the grant made to him on that date, as described above) would be deemed fully vested and the options would remain outstanding for one year from the date of termination. If such a termination were to occur following a Change of Control but prior to full payment of bonuses for 2013, he would be entitled: to receive the unpaid portion of the greater of $300,000 or the amount of the 2013 bonus achieved through the date of termination (including, to the extent applicable, any part of such bonus that was contributed to the Supplemental Bonus Plan on his behalf and not previously distributed to him); and to receive the $221,000 contributed by WebMD on his behalf to WebMD’s Supplemental Bonus Plan for 2012, if not previously distributed to him.

•

The definitions of “Change of Control,” “Cause” and “Good Reason” are identical to those contained in Mr. Schlanger’s agreement described above, except that they reference Dr. Zatz’s position and responsibilities where applicable.

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

Anthony Vuolo

In connection with Mr. Vuolo’s role with WebMD changing from Executive Vice President and Chief Financial Officer to Senior Vice President focusing on strategic projects, his employment agreement was amended in May 2013 (the “May 2013 Amendment”). The following is a description of Mr. Vuolo’s employment agreement, as amended:

•	Mr. Vuolo’s base salary rate is $400,000 per year.

•

For a discussion of Mr. Vuolo’s bonus for 2013, see “Compensation Discussion and Analysis – Use of Specific Types of Compensation for 2013 – 2013 Bonuses and Supplemental Bonus Plan Contributions” above. For fiscal year 2014 and thereafter, Mr. Vuolo’s target bonus is 112.5% of his base salary, with actual amount of any such bonus to be determined by the Compensation Committee in its discretion.

•

In connection with May 2013 Amendment, Mr. Vuolo received a grant on May 8, 2013 of non-qualified options to purchase 50,000 shares of WebMD Common Stock under the 2005 Plan at an exercise price of $27.94 per share (the closing market price on that date), with such grant being scheduled to vest in two equal installments on the first and second anniversaries of the date of grant. On December 18, 2013, Mr. Vuolo received the following grants under the 2005 Plan, one-third of which are scheduled to vest on each of the second, third and fourth anniversaries of the date of grant:

—	a grant of 10,000 shares of WebMD Restricted Stock; and

—	a non-qualified option to purchase 50,000 shares of WebMD Common Stock at a per share exercise price of $38.65 (the closing price of WebMD Common Stock the date of grant).

For additional information regarding Mr. Vuolo’s equity compensation, see “Executive Compensation Tables” above.

•	Under the amended agreement, if (a) Mr. Vuolo resigns or (b) WebMD terminates his employment without cause, he would be entitled to receive:

—	base salary continuation for 18 months;

—	the bonus for the year prior to the year of termination (including any amounts in the Supplemental Bonus Trust), if unpaid;

—	payment of bonuses for the 18 month period following the date of termination calculated using the Prior Bonus Amount;

—	three years of benefit continuation (with $10,000 per year payable to him in lieu of disability insurance continuation); and

—	accelerated vesting of outstanding restricted stock grants and continuation of vesting and exercisability of his outstanding option grants (other than the grants made in 2013);

with (i) his base salary for purposes of severance being deemed to be $450,000 and (ii) his prior bonus payment for purposes of the bonus component of severance being deemed to be the greater of the bonus (including his award under the Supplemental Bonus Plan but excluding the bonus for service as Interim CEO) for the last full year in which he served as Chief Financial Officer and the bonus for the year prior to termination. In addition, if Mr. Vuolo’s employment is terminated by WebMD without Cause or by him for Good Reason following a Change of Control

—	the option grant made on May 8, 2013 would continue to vest and remain outstanding through the second vesting date; and

—

the next scheduled vesting of the WebMD Restricted Stock granted to him on December 18, 2013 would be accelerated to the date of termination and the options subject to the next scheduled vesting of the grant made to him on that date would remain outstanding and continue to vest until the scheduled vesting date.

The post-employment payments and benefits that may be due would be subject to Mr. Vuolo’s compliance with the restrictive covenants applicable to him under the agreement.

•

For purposes of the employment agreement: (a) “Cause” includes (i) a material breach of his employment agreement that remains unremedied after 30 days’ written notice, or (ii) conviction of a felony; and

(b) “Good Reason” includes (i) a material reduction in his title or responsibilities, (ii) the requirement to report to anyone other than WebMD’s CEO, (iii) a reduction in his base salary or material fringe benefits, (iv) a material breach by WebMD of his employment agreement, (v) relocation of his place of work outside Manhattan, New York, unless it is within 25 miles of his current residence, or (vi) the date that is six months following a Change of Control (as described below) of WebMD (so long as Mr. Vuolo remains employed by WebMD’s successor, or is terminated without Cause or resigns for Good Reason, during such six-month period).

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

William Pence

William Pence served as Executive Vice President, Chief Operating Officer and Chief Technology Officer of WebMD during all of 2013 and until the effective date of his resignation on April 18, 2014. In connection with Mr. Pence’s resignation in April 2014, he did not receive any compensation for periods following his departure and he forfeited all of his unvested grants of WebMD Restricted Stock and of options to purchase shares of WebMD Common Stock. In accordance with the provisions of the 2005 Plan applicable to all grants to employees, he will have 90 days from his last day of employment (April 18, 2014) to exercise any options that were vested on that date. As a result of Mr. Pence’s resignation, he will not receive any distribution of his 2013 SBP Contribution.

Mr. Pence had entered into an amended and restated employment agreement with WebMD effective May 16, 2012, when he became Chief Operating Officer, which agreement was further amended effective November 14, 2012 and March 5, 2013 (as used in the summary below, the “March 2013 Amendment”). The following is a description of Mr. Pence’s amended and restated employment agreement, as in effect as of December 31, 2013:

•	Mr. Pence’s base salary rate was $425,000 per year.

•

For a discussion of Mr. Pence’s bonus for 2013, see “Compensation Discussion and Analysis — Use of Specific Types of Compensation for 2013 — 2013 Bonuses and Supplemental Bonus Plan Contributions” above. For fiscal year 2014 and thereafter, Mr. Pence’s target bonus was 65% of his base salary, with actual amount of any such bonus to have been determined by the Compensation Committee in its discretion.

•

In connection with the March 2013 Amendment, Mr. Pence received a grant of 20,000 shares of WebMD Restricted Stock under the 2005 Plan, made on March 1, 2013. The shares were scheduled to vest on the third anniversary of the date of grant; provided, however, that vesting was subject to acceleration to March 15, 2014 based on company and individual performance in 2013. In February 2014, it was determined that vesting of 50% of these shares would occur on March 15, 2014 and vesting of the remaining 50% would remain on the third anniversary. For additional information, see “Compensation Discussion and Analysis – Use of Specific Types of Compensation for 2013 — Grants of Restricted Stock with Potential for Accelerated Vesting” above. The unvested portion of this grant was forfeited by

Mr. Pence when he left WebMD in April 2014. On December 18, 2013, Mr. Pence received the following grants under the 2005 Plan, one-third of which were scheduled to vest on each of the second, third and fourth anniversaries of the date of grant:

—	a grant of 20,000 shares of WebMD Restricted Stock; and

—	a non-qualified option to purchase 100,000 shares of WebMD Common Stock at a per share exercise price of $38.65 (the closing price of WebMD Common Stock the date of grant).

The December 18, 2013 grants were forfeited by Mr. Pence when he left WebMD in April 2014. For additional information regarding Mr. Pence’s equity compensation, see “Executive Compensation Tables” above.

•	In the event of the termination of Mr. Pence’s employment by WebMD without Cause or by him for Good Reason, he would have been entitled to:

—	continue to receive his base salary for one year from the date of termination;

—	to receive certain amounts in respect of COBRA premiums until the earlier of one year following his termination and the date upon which he receives comparable coverage under another plan; and

—

for fiscal year 2014 and later years, if the date of termination were on or after July 1 and before bonuses for that year are paid, to receive the bonus he would have received for that year, payable at the time bonuses for that year are paid to other executives.

If the termination by WebMD without Cause or by him for Good Reason would have followed a Change of Control of WebMD, he would also have been entitled to the following:

—	the unvested portion, if any, of the restricted stock granted to him on March 1, 2013 would have vested on the termination date;

—

if the termination of employment had occurred within 12 months following the Change of Control, any unvested options to purchase shares of WebMD Common Stock (including those that may be granted in the future) would have remained outstanding and continue to vest through the first anniversary of the termination date; and

—

the next scheduled vesting of the WebMD Restricted Stock granted to him on December 18, 2013 would have been accelerated to the date of termination and the options subject to the next scheduled vesting of the grant made to him on that date would have remained outstanding and continue to vest until the scheduled vesting date.

If such a termination had occurred following a Change of Control while Mr. Pence was an employee but prior to full payment of bonuses for 2013, he would have been entitled to receive the unpaid portion of the greater of $300,000 or the amount of the 2013 bonus achieved through the date of termination (including, to the extent applicable, any part of such bonus that was contributed to the Supplemental Bonus Plan on his behalf and not previously distributed to him); and to receive the $221,000 contributed by WebMD on his behalf to WebMD’s Supplemental Bonus Plan for 2012, if not previously distributed to him.

•	For purposes of the employment agreement, the definitions of “Change of Control,” “Cause” and “Good Reason” were identical to those contained in Mr. Anevski’s employment agreement described above.

Mr. Pence is also a party to a related Trade Secret and Proprietary Information Agreement that contains confidentiality obligations that survive indefinitely. The agreement also includes non-solicitation and non-competition provisions that end on the first anniversary of the date his employment ceases. Any post-employment payments and benefits due to Mr. Pence are subject to his continued compliance with these covenants.

Separation Agreement with Cavan M. Redmond

Cavan M. Redmond served as Chief Executive Officer of WebMD from May 2012 to May 2013. Mr. Redmond entered into an employment agreement with WebMD, dated May 29, 2012. In addition, effective on May 7, 2013, WebMD and Mr. Redmond entered into a separation agreement setting forth the terms of his departure from WebMD, including its treatment as a “termination without cause” for purposes of the severance and other post-employment compensation provisions of the employment agreement. Subject to continued compliance with the restrictive covenants provided for in the employment agreement and a related agreement, Mr. Redmond is entitled to receive the following post-termination compensation under the employment agreement (as confirmed in the separation agreement):

•	salary continuation for two years from his departure date, at his annual salary rate of $650,000 per year;

•

reimbursement of his COBRA premiums for continuation of his health coverage from his prior employer (or, if less, the COBRA premium he would have paid if he were covered under WebMD’s health plan) for up to 18 months from his departure date or, if earlier, until he is no longer eligible for COBRA;

•

continued vesting and exercisability, as if he remained employed by WebMD through May 31, 2014, of the options to purchase WebMD Common Stock with an exercise price of $23.03 per share granted to him when he joined WebMD, pursuant to which options to purchase 250,000 shares of WebMD Common Stock vested on May 31, 2013 (and have been exercised, as described below) and options to purchase 250,000 such shares are scheduled to vest on May 31, 2014 (and will remain exercisable for 90 days after that date); and

•	acceleration of 22,500 shares of Restricted Stock from the grant made to him when he joined WebMD (representing the shares that would have vested during the two years following his departure date).

On September 5, 2013, Mr. Redmond received 33,237 shares of WebMD Common Stock upon net settlement of his exercise of options to purchase 250,000 shares of WebMD Common Stock that vested on May 31, 2013, with the remaining 216,763 shares from that exercise being retained by WebMD to pay the exercise price and to satisfy the minimum tax withholding requirements arising from the exercise.

Director Compensation

Non-Employee Directors.    For information regarding the compensation of our Non-Employee Directors, please see Item 10 above under the heading “Non-Employee Director Compensation,” which is hereby incorporated by reference in this Item 11. Employees of WebMD who serve on our Board of Directors do not receive additional compensation for Board service.

Kevin M. Cameron.    Kevin M. Cameron, who formerly served as Chief Executive Officer of HLTH and as a member of its Board of Directors, became a member of the Board of Directors of WebMD upon completion of the Merger. In November 2009, Mr. Cameron returned from medical leave to active employment with WebMD on a part-time basis as a Special Advisor to the Chairman. His annual salary rate is $100,000 per year. The amount of any bonus payable to Mr. Cameron is in the discretion of the WebMD Compensation Committee. In February 2014, the Compensation Committee approved a 2013 annual bonus of $100,000 for Mr. Cameron, which was paid to him in March 2014. During 2013, a total of 44,792 shares of WebMD Restricted Stock held by Mr. Cameron vested, resulting in a realized value of $1,484,226 (determined by multiplying the number of shares that vested by the per-share closing price of WebMD Common Stock on the applicable vesting date). During 2013, Mr. Cameron exercised a total of 355,480 options to purchase WebMD Common Stock, resulting in a realized value of $5,697,419 (determined by multiplying (i) the number of shares for which each option was exercised by (ii) the difference between (1) the per-share closing price of WebMD Common Stock on the date of exercise and (2) the exercise price of the options). During 2013, Mr. Cameron did not receive any grants of WebMD Restricted Stock or options to purchase WebMD Common Stock.

As of April 16, 2014, Mr. Cameron held: (a) non-qualified options (originally granted by HLTH prior to the Merger) to purchase 417,736 shares of WebMD Common Stock with a weighted average exercise price of

$26.46 per share (all of which are vested); and (b) the following, which were granted under the 2005 Plan, (i) non-qualified options to purchase 20,500 shares of WebMD Common Stock at an exercise price of $17.50, which are fully vested, (ii) 2,500 shares of WebMD Restricted Stock granted on June 28, 2010, which are scheduled to vest on June 28, 2014, (iii) non-qualified options to purchase 60,000 shares of WebMD Common Stock granted on September 25, 2011 with an exercise price of $29.44, 25% of which vested on each of the first and second anniversaries of the date of grant and 25% of which are scheduled to vest on each of the next two anniversaries of the date of grant; and 11,250 shares of WebMD Restricted Stock granted on September 25, 2011, with remaining vestings of 5,625 on each of the next two anniversaries of the date of grant. The following terms apply to the grants made to Mr. Cameron on September 25, 2011:

•

if, after the first anniversary of the occurrence of a Change of Control (as described below), Mr. Cameron resigns for any reason or is terminated without Cause (as described below) (a) the options granted to him will continue to vest and remain outstanding, as if he remained in the employ of WebMD, for a period of two years from the date of termination (but in no event longer than the expiration of the original term of such options) and (b) vesting of the restricted stock that would have occurred within two years from the date of termination will accelerate to the date of termination; and

•

if his employment is terminated by WebMD without Cause or by him for Good Reason (as described below, except that following a Change of Control, “Good Reason” shall not include changes in his duties, titles or responsibilities that are solely attributable to the Change of Control) before the first anniversary following a Change of Control, (a) the options granted to him will continue to vest and remain outstanding, as if he remained in the employ of WebMD, for a period of three years from the date of the Change of Control (but in no event longer than the expiration of the original term of such options) and (b) vesting of the restricted stock that would have occurred within three years from the date of the Change of Control will accelerate to the date of termination.

For the purposes of the grants on September 25, 2011:

•	a “Change of Control” has the definition used in the 2005 Plan.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of WebMD Common Stock, as of April 16, 2014 (except where otherwise indicated), by each person or entity known by us to beneficially own more than 5% of the outstanding shares of WebMD Common Stock, by each of our directors, by each of our executive officers who is a Named Executive Officer, and by all of our directors and executive officers as a group. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons listed in the table below have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

Name and Address of Beneficial Owner(1)	Common Stock(2)		Other(3)		Total Shares	Percent of Outstanding(3)
Kensico Capital Management Corporation, Michael Lowenstein and Thomas J. Coleman(4) 55 Railroad Avenue, 2nd Floor Greenwich, CT 06830	5,117,187		—		5,117,187	13.2%
Soros Fund Management LLC, George Soros and Robert Soros(5) 888 Seventh Avenue, 33rd Floor New York, NY 10106	—		2,772,766	(5)	2,772,766	6.7%
Blackrock, Inc.(6) 40 East 52nd Street New York, NY 10022	2,308,916		—		2,308,916	5.9%
Waddell & Reed Financial, Inc. and related entities(7) 6300 Lamar Avenue Overland Park, KS 66202	2,023,760		—		2,023,760	5.2%
The Vanguard Group, Inc.(8) 100 Vanguard Blvd. Malvern, PA 19355	2,009,719		—		2,009,719	5.2%
Mark J. Adler, M.D.	2,535		57,314		59,849	*
Peter Anevski	75,185	(9)	130,250		205,435	*
Kevin M. Cameron	228,965	(10)	468,236		697,201	1.8%
Neil F. Dimick	13,006		102,564		115,570	*
Jerome C. Keller	14,939	(11)	82,500		97,439	*
James V. Manning	184,850		47,225		232,075	*
William Pence	54,010	(12)	37,500		91,510	*
Herman Sarkowsky	79,035	(13)	54,208		133,243	*
David J. Schlanger	93,911	(14)	127,500		221,411	*
Joseph E. Smith	40,402		64,429		104,831	*
Stanley S. Trotman, Jr.	33,988	(15)	62,700		96,688	*
Martin J. Wygod	1,072,850	(16)	461,656		1,534,506	3.9%
Steven Zatz, M.D.	115,231	(17)	127,500		242,731	*
All executive officers and directors as a group (15 persons)	2,081,661		1,979,832		4,061,493	9.9%

*	Less than 1%.

(1)	Unless otherwise indicated, the address of each of the beneficial owners identified is c/o WebMD Health Corp., 111 Eighth Avenue, New York, NY 10011.

(2)	The amounts set forth in this column for “All executive officers and directors as a group” includes a total of 1,037 shares of WebMD Common Stock held for the accounts of Messrs. Anevski, Cameron, Glick, Keller, Wamsley and Wygod and Dr. Zatz in the 401(k) Plan (which we refer to in this table as 401(k) Plan Shares), all of which are vested in accordance with terms of the 401(k) Plan. Those individuals have the right to direct the voting and disposition of their respective 401(k) Plan Shares. Amounts for 401(k) Plan Share holdings are provided in the footnotes applicable to individual beneficial ownership below.

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

(3)	Beneficial ownership is determined under the rules and regulations of the SEC, which provide that shares of common stock that a person has the right to acquire within 60 days are deemed to be outstanding and beneficially owned by that person for the purpose of computing the total number of shares beneficially owned by that person and the percentage ownership of that person. However, those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Accordingly, we have set forth, in the column entitled “Other”: (a) with respect to each director and executive officer for whom an amount in that column is listed, the number of shares of WebMD Common Stock that such person has the right to acquire pursuant to options that are currently exercisable or that will be exercisable within 60 days of April 16, 2014; and (b) with respect to the ownership described in Footnote 5 below, the shares of WebMD Common Stock that those persons currently have the right to acquire upon conversion of our Convertible Notes. We have calculated the percentages set forth in the column entitled “Percent of Outstanding” based on the number of shares outstanding as of April 16, 2014 (which was 38,848,203, including all outstanding unvested shares of WebMD Restricted Stock) plus, for each listed person or group, the number of additional shares deemed outstanding, as set forth in the column entitled “Other.”

(4)	The information shown is as of January 15, 2014 and is based upon disclosures by Kensico Capital Management Corporation, Michael Lowenstein and Thomas J. Coleman in a Schedule 13G filed with the SEC on that date, which indicated that they have shared power to vote and shared power to dispose of or to direct the disposition of shares included in the amount shown.

(5)	The information shown is as of December 31, 2013 and is based upon disclosures by Soros Fund Management LLC, George Soros and Robert Soros in a Schedule 13G amendment filed with the SEC on February 13, 2014. Such persons reported that they had shared power to vote and shared power to dispose of or to direct the disposition of shares included in the amount shown, all of which are issuable upon conversion of Convertible Notes.

(6)	The information shown is as of December 31, 2013 and is based upon disclosures by Blackrock, Inc. in a Schedule 13G filed with the SEC on February 6, 2014 reporting that it had sole power to vote and sole power to dispose of or to direct the disposition of the shares.

(7)	The information shown is as of December 31, 2013 and is based upon disclosures by Waddell & Reed Financial, Inc. and related entities in a Schedule 13G filed with the SEC on February 7, 2014 reporting that they had sole power to vote and sole power to dispose of or direct the disposition of the shares.

(8)	The information shown is as of December 31, 2013 and is based upon disclosures by The Vanguard Group, Inc. in a Schedule 13G filed with the SEC on February 6, 2014, in which it reported: sole power to vote or direct to vote of 47,752 shares; sole power to dispose of or to direct the disposition of 1,964,619 shares; and shared power to dispose or to direct the disposition of: 45,100 shares.

(9)	Includes: 12,233 shares held by Mr. Anevski: 202 401(k) Plan Shares; and 62,750 unvested shares of WebMD Restricted Stock.

(10)	Includes: 215,146 shares held by Mr. Cameron; 69 401(k) Plan Shares; and 13,750 unvested shares of WebMD Restricted Stock.

(11)	Includes: 14,870 shares held by Mr. Keller; and 69 401(k) Plan Shares.

(12)	Includes: 15,510 shares held by Mr. Pence; and 38,500 unvested shares of WebMD Restricted Stock.

(13)	Includes: 76,123 shares held by Mr. Sarkowsky; and 2,912 shares held by SPF Holdings (an entity controlled by Mr. Sarkowsky).

(14)	Includes: 7,161 shares held by Mr. Schlanger; and 86,750 unvested shares of WebMD Restricted Stock.

(15)	Includes: 33,053 shares held by Mr. Trotman; and 935 shares held by The Stanley S. Trotman, Jr. Trust, of which Mr. Trotman is a trustee.

(16)	Includes: 27,453 shares held by Mr. Wygod; 105 401(k) Plan Shares; 166,966 shares of unvested WebMD Restricted Stock; 849,958 shares held by The Wygod Family Revocable Living Trust, of which Mr. Wygod is a trustee and shares voting and dispositive power; 2,222 shares held by Mr. Wygod’s spouse; and 26,146 shares held by SYNC, Inc., which is controlled by Mr. Wygod.

(17)	Includes: 46,627 shares held by Dr. Zatz; 104 401(k) Plan Shares; and 68,500 unvested shares of WebMD Restricted Stock.

Equity Compensation Plan Information

The following table contains certain information, as of December 31, 2013, about our equity compensation plans.

	(a)	(b)	(c)
Plan category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	10,101,752	$29.54	604,732
Equity compensation plans not approved by security holders(2)	252,000	$23.17	—

Total	10,353,752	$29.48	604,732	(3)

(1)	This table does not include outstanding options to acquire 1,075,527 shares of WebMD Common Stock at a weighted-average exercise price of $25.66 per share, as of December 31, 2013, that were assumed by WebMD in the Merger. We cannot grant additional awards under equity compensation plans assumed in the Merger. For additional information regarding the assumed options, see Note 8 to the Consolidated Financial Statements in this Annual Report. The 2005 Plan is the only equity compensation plan under which we could make grants as of December 31, 2013.

(2)	The plans included in this category are the WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (which we refer to as the Subimo Plan) and the options granted to Mr. Redmond in connection with his joining WebMD as Chief Executive Officer in 2012, which did not require approval of our stockholders under applicable law and Nasdaq rules. Descriptions of these plans follow this table.

(3)	In 2010, the Compensation Committee implemented a sublimit on the number of shares available for grants of restricted stock and similar types of awards for which no exercise or purchase price is payable (often referred to as “full value awards”) so that only 20% of the shares available for grant could be used for full value awards. The same 20% sublimit applies to the shares added to the 2005 Plan since then. As of December 31, 2013, 191,604 shares were available for grant as full value awards under the 2005 Plan.

Description of Subimo Plan

The Subimo Plan authorized the granting of awards of non-qualified stock options to purchase shares of WebMD Common Stock and shares of Restricted Common Stock to employees of Subimo LLC in connection with our acquisition of that company. No further grants may be made under the Subimo Plan. 305,075 options were granted under the Subimo Plan, all with an exercise price equal to $40.60, the market value on the date of grant, which was the closing date of the acquisition. The options to purchase WebMD Common Stock granted under the Subimo Plan generally had the following vesting schedule: 25% on each of the first four anniversaries of the date of grant. However, a small number of members of Subimo’s senior management received grants, under the Subimo Plan, of options to purchase WebMD Common Stock and shares of WebMD Restricted Stock that have the following vesting schedule: 15% on the third anniversary of the date of grant; 25% on the fourth anniversary; and 60% on the fifth anniversary. The options issued under the Subimo Plan expire on the tenth anniversary of the date of grant. Upon termination of employment, unvested options generally are forfeited and vested options generally expire 90 days after termination (one year in the case of termination as a result of death or disability or immediately in the event of termination for “cause”). The Subimo Plan is administered by the Compensation Committee of our Board of Directors and all or a portion of such authority may be delegated to one or more officers of WebMD. The authority to make awards and to determine their terms and conditions in accordance with this Plan was delegated by the Compensation Committee to our Chief Executive Officer, subject to concurrence by our Chief Financial Officer.

Description of Stock Option Agreement with Cavan M. Redmond

We are party to a Stock Option Agreement with Cavan M. Redmond. The Stock Option Agreement provided for a nonqualified stock option to purchase 1,000,000 shares of WebMD Common Stock, at an exercise price of $23.03 per share. The exercise price is equal to the closing price of WebMD Common Stock on May 31, 2012, the date of grant. No further shares of WebMD Common Stock are available for grant under the Stock Option Agreement. Options to purchase 250,000 shares remain outstanding under the grant and are scheduled to vest on May 31, 2014. For additional information regarding the Stock Option Agreement, see “Employment Agreements with Named Executive Officers — Separation Agreement with Cavan M. Redmond” above.

Item 13.	Certain Relationships and Related Transactions

Director Independence

Our Board of Directors has delegated to the Nominating & Governance Committee of the Board the authority to make determinations regarding the independence of members of the Board. The Nominating & Governance Committee has determined that Dr. Adler, and Messrs. Dimick, Keller, Manning, Sarkowsky, Smith and Trotman (all seven of our Non-Employee Directors) are “independent” in accordance with the published listing requirements of the Nasdaq Global Select Market applicable generally to members of our Board and, with respect to the committees of our Board on which they serve, those applicable to the specific committees. Messrs. Cameron and Wygod, as current employees of our company, are not independent. Abdool Rahim Moossa, M.D. (who served as a non-employee member of the WebMD Board from 2005 until his death on July 17, 2013), Thomas J. Coleman (who served as a non-employee member of the WebMD Board from October 2012 until his resignation in January 2014) and David Schechter (who served as a non-employee member of the WebMD Board from July 2012 until his resignation in August 2013), were also previously determined to be “independent” under the applicable standards.

The Nasdaq independence definition includes a series of objective tests, including one that requires a three year period to have elapsed since employment by the listed company and other tests relating to specific types of transactions or business dealings between a director (or persons or entities related to the director) and the listed company. In addition, as further required by the Nasdaq Marketplace Rules, the Nominating & Governance Committee of our Board has made a subjective determination as to each Non-Employee Director that no relationships exist that, in the opinion of the Nominating & Governance Committee, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In considering whether Mr. Manning qualified as “independent,” the Nominating & Governance Committee considered that (1) he had, more than 12 years ago, served as an executive officer of a predecessor of HLTH, and (2) he and Mr. Wygod both serve as trustees of the WebMD Health Foundation, Inc., a charitable foundation. In considering whether Mr. Keller qualified as “independent,” the Nominating & Governance Committee considered the fact that he had previously served as a part-time employee of HLTH for a short period, more than eight years ago. In considering whether Mr. Sarkowsky qualified as “independent,” the Nominating & Governance Committee considered the fact that he and Mr. Wygod have jointly owned race horses and been involved in related transactions. Each member of the Nominating & Governance Committee abstained from voting with respect to his own independence.

Icahn Group

On June 8, 2012, WebMD entered into the Icahn Appointment Agreement with the Icahn Group. Pursuant to the Icahn Appointment Agreement, David Schechter was appointed to our Board of Directors, effective July 24, 2012, as a Class II director (with a term expiring at our Annual Meeting of Stockholders in 2013). The Icahn Appointment Agreement was amended on May 7, 2013. Pursuant to the amendment, WebMD agreed that the WebMD Board would, prior to the 2013 Annual Meeting, appoint Mr. Schechter as a Class III director effective as of the 2013 Annual Meeting, with a term expiring at WebMD’s 2014 Annual Meeting of Stockholders.

On August 5, 2013, WebMD received a letter (the “Resignation Letter”) from Mr. Schechter indicating his decision to resign from the Board. Also on August 5, 2013, WebMD also received a notice (the “Replacement Notice”) from the Icahn Group indicating that the Icahn Group did not intend to submit the name of a replacement director for appointment to the Board. The Icahn Appointment Agreement terminated, pursuant to its terms, upon receipt by WebMD of the Resignation Letter and the Replacement Notice.

On October 18, 2013, WebMD entered into an agreement to repurchase 5,527,433 shares of its Common Stock from Carl C. Icahn and certain of his affiliates, at a purchase price of $32.08 per share (the NASDAQ Official Closing Price of the Company’s Common Stock on October 18, 2013) for an aggregate cost, including expenses, of $177,420,051. The repurchase was completed on October 21, 2013.

Kensico Capital Management

On October 17, 2012, WebMD entered into the Kensico Appointment Agreement with Kensico Capital Management Corp. and the investment funds it advises (collectively, the “Kensico Parties”). Pursuant to the Kensico Appointment Agreement, Thomas J. Coleman was appointed to our Board of Directors, effective October 17, 2012, as a Class II director (with a term expiring at our Annual Meeting of Stockholders in 2013). The Kensico Appointment Agreement was amended on May 7, 2013. Pursuant to the amendment, the WebMD Board appointed Mr. Coleman as a Class III director effective as of the 2013 Annual Meeting, with a term expiring at WebMD’s 2014 Annual Meeting of Stockholders.

On January 15, 2014, WebMD received a letter from Mr. Coleman indicating his decision to resign from the Board. The Kensico Appointment Agreement terminated, pursuant to its terms, upon receipt by WebMD of the resignation letter from Mr. Coleman.

Other Related Party Transactions

WebMD was reimbursed approximately $311,500 and $325,100 for 2013 and 2012, respectively, by Martin J. Wygod (WebMD’s Chairman of the Board) and a corporation that he controls, for personal use of certain company staff and office facilities and for the personal portion of certain travel expenses.

On September 30, 2013, WebMD repurchased $100,000,000 principal amount of its 2.25% Convertible Notes due 2016 for $101,750,000 in cash from Soros Fund Management LLC and related entities in a privately negotiated, arms’-length transaction. The sellers were considered related parties of WebMD solely because of their beneficial ownership of shares of WebMD Common Stock that would be issuable upon conversion of Convertible Notes issued by WebMD (including the repurchased Convertible Notes), but those entities had no other relationship with WebMD. For information regarding their beneficial ownership of WebMD Common Stock as of April 16, 2014, see “Security Ownership of Certain Beneficial Owners and Management” in Item 12 above.

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

In addition to retaining Ernst & Young LLP to audit WebMD’s Consolidated Financial Statements for 2013 and 2012 and to review quarterly financial statements during those years, WebMD retained Ernst & Young LLP to provide certain related services. The fees for Ernst & Young LLP’s services were:

Type of Fees	2013	2012
Audit Fees	$1,033,787	$1,036,014
Audit-Related Fees	222,100	38,405
Tax Fees	68,695	59,579
All Other Fees	2,172	1,715

Total Fees	$1,326,754	$1,135,713

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

•

“audit-related fees” are fees in each year for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, and included fees related to employee benefit plan and other audits during each year and, during 2013, also included fees for services related to an issuance of convertible notes by WebMD in 2013;

•	“tax fees” are fees in the year for professional services for tax compliance, tax advice, and tax planning and analysis; and

•	“all other fees” are fees in the year for any products and services not included in the first three categories and consisted of a subscription to Ernst & Young’s online research tool.

None of these services was provided pursuant to a waiver of the requirement that such services be pre-approved by the Audit Committees of WebMD. The Audit Committee has determined that the provision by Ernst & Young of non-audit services to WebMD in 2013 is compatible with Ernst & Young maintaining its independence.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 29th day of April, 2014.

WEBMD HEALTH CORP.

By:	/s/ Peter Anevski
Peter Anevski
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

2.1*	Stock Purchase Agreement, dated as of August 8, 2006, between HLTH Corporation (“HLTH”) and Sage Software, Inc. (incorporated by reference to Exhibit 2.1 to HLTH’s Current Report on Form 8-K filed on August 11, 2006)(1)

2.2*	Stock Purchase Agreement, dated as of September 17, 2009, among SNTC Holding, Inc., Aurora Equity Partners III L.P. and Aurora Overseas Equity Partners III, L.P. (incorporated by reference to Exhibit 2.1 to HLTH’s Current Report on Form 8-K filed on September 22, 2009)(1)

2.3*	Purchase and Release Agreement, dated as of April 20, 2010, between WebMD Health Corp. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2010)

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 in Amendment No. 1, filed on August 11, 2009, to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-160530))

4.2	Indenture, dated as of January 11, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Amendment No. 1, filed on January 14, 2011, to the Registrant’s Current Report on Form 8-K filed on January 11, 2011)

4.3	Form of 2.50% Convertible Note Due 2018 (included in Exhibit 4.2)

4.4	Indenture, dated as of March 14, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Amendment No. 1, filed on March 15, 2011, to the Registrant’s Current Report on Form 8-K filed on March 14, 2011)

4.5	Form of 2.25% Convertible Note Due 2016 (included in Exhibit 4.4)

4.6	Indenture, dated as of November 26, 2013, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Amendment No. 1, filed on November 27, 2013, to the Registrant’s Current Report on Form 8-K filed on November 26, 2013)

4.7	Form of 1.50% Convertible Note Due 2020 (included in Exhibit 4.6)

4.8	Rights Agreement, dated as of November 2, 2011, between the Registrant and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A filed on November 3, 2011)

4.9	Amendment to Rights Agreement, dated as of October 18, 2012, between the Registrant and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2012)

4.10	Second Amendment to Rights Agreement, dated as of August 1, 2013 (incorporated by reference to Exhibit 4.3 to Amendment No. 2, filed on August 2, 2013, to the Registrant’s Registration Statement on Form 8-A)

10.1	Form of Indemnification Agreement between HLTH and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)(1)

Exhibit No.	Description

10.2	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (No. 333-124832) (which we refer to as the “IPO Registration Statement”))

10.3	Form of Letter Agreement between the Registrant and Certain Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”)

10.4**	WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (incorporated by reference to Exhibit 10.2 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2006)(1)

10.5**	Amended and Restated Employment Agreement, dated as of August 3, 2005 between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed on August 5, 2005)(1)

10.6**	Letter Agreement, dated as of February 1, 2006, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.3 to HLTH’s Current Report on Form 8-K filed on February 2, 2006)(1)

10.7**	Employment Agreement, dated September 23, 2004, between HLTH and Kevin Cameron (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed September 28, 2004)(1)

10.8**	Letter Agreement, dated as of February 1, 2006, between HLTH and Kevin M. Cameron (incorporated by reference to Exhibit 10.2 to HLTH’s Current Report on Form 8-K filed on February 2, 2006)(1)

10.9**	Employment Agreement, dated as of April 28, 2005, between WebMD, Inc. and Wayne T. Gattinella (incorporated by reference to Exhibit 99.1 to HLTH’s Current Report on Form 8-K filed on May 3, 2005)(1)

10.10**	Form of Amendment to HLTH’s Equity Compensation Plans and Stock Option Agreements (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by HLTH on November 9, 2006)(1)

10.11**	2001 Employee Non-Qualified Stock Option Plan of HLTH, as amended (incorporated by reference to Exhibit 10.46 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)(1)

10.12**	Amended and Restated 1996 Stock Plan of HLTH (incorporated by reference to Exhibit 10.8 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)(1)

10.13**	Amended and Restated 2000 Long-Term Incentive Plan of HLTH (incorporated by reference to Annex E to HLTH’s Proxy Statement for its 2006 Annual Meeting filed on August 14, 2006)(1)

10.14**	1991 Director Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.2 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-46640) filed on March 24, 1992)

10.15**	Amended and Restated 1991 Special Non-Qualified Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.3 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed September 19, 1997)

10.16**	1996 Class C Stock Option Plan of Synetic, Inc. (incorporated by reference to Exhibit 4.1 to Synetic, Inc.’s Registration Statement on Form S-8 (No. 333-36041) filed on September 19, 1997)

10.17**	CareInsite, Inc. 1999 Director Stock Option Plan (incorporated by reference to Annex H to the Proxy Statement/Prospectus, filed on August 7, 2000, and included in HLTH’s Registration Statement on Form S-4 (No. 333-39592))

Exhibit No.	Description

10.18**	WebMD Health Corp. Amended and Restated 2005 Long-Term Incentive Plan, as amended effective October 31, 2013 (the “2005 LTIP”) (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-192157) filed on November 7, 2013)

10.19**	Amended and Restated Employment Agreement, dated as of July 14, 2005, between WebMD Health Corp. and Anthony Vuolo (incorporated by reference to Exhibit 99.2 to HLTH’s Current Report on Form 8-K, as amended, filed on July 19, 2005)(1)

10.20**	Form of Restricted Stock Agreement with Employees (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162653))

10.21**	Form of Restricted Stock Agreement with Non-Employee Directors (incorporated by reference to Exhibit 10.49 to the IPO Registration Statement)

10.22**	Form of Non-Qualified Stock Option Agreement with Employees (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162653))

10.23**	Form of Non-Qualified Stock Option Agreement with Non-Employee Directors (incorporated by reference to Exhibit 10.51 to the IPO Registration Statement)

10.24**	Employment Agreement between WebMD Health Holdings, Inc. and Douglas W. Wamsley (incorporated by reference to Exhibit 10.15 to the IPO Registration Statement)

10.25**	Employment Agreement between WebMD Health Holdings, Inc. and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.17 to the IPO Registration Statement)

10.26	Agreement of Lease, dated as of June 30, 2004, between III Chelsea Commerce LP and WebMD, Inc. (incorporated by reference to Exhibit 10.45 to the IPO Registration Statement)

10.27	First Amendment to the Lease Agreement, dated as of December 21, 2004, between III Chelsea Commerce LP and WebMD, Inc. (incorporated by reference to Exhibit 10.46 to the IPO Registration Statement)

10.28**	Form of Restricted Stock Agreement between HLTH and Employees for Grants Under HLTH’s 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.57 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)(1)

10.29**	Form of Non-Qualified Stock Option Agreement between HLTH and Employees for Grants Under HLTH’s 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.58 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)(1)

10.30**	Form of Non-Qualified Stock Option Agreement between HLTH and Employees for Grants Under HLTH’s 1996 Stock Plan (incorporated by reference to Exhibit 10.59 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)(1)

10.31**	Amendment No. 2, dated as of December 1, 2008, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed on December 5, 2008)(1)

10.32**	Letter Agreement, dated December 29, 2008, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.52 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2008)(1)

10.33**	Amendment to Employment Agreement, dated as of December 16, 2008, between HLTH and Kevin M. Cameron (incorporated by reference to Exhibit 10.53 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2008)(1)

Exhibit No.	Description

10.34**	Letter Amendment, dated as of December 10, 2008, between the Registrant and Wayne T. Gattinella (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”))(2)

10.35**	Letter Amendment, dated as of July 9, 2009, among HLTH Corporation, WebMD Health Corp. and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 14, 2009)

10.36**	WebMD, LLC Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.48 to Amendment No. 1, filed on April 29, 2008, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)(2)

10.37**	Amendment No. 1, dated as of March 30, 2009, to the WebMD Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.58 to Amendment No. 1, filed on April 30, 2009, to the 2008 Form 10-K)

10.38**	Letter Agreement, dated as of October 1, 2007, between the Registrant and William Pence (incorporated by reference to Exhibit 10.59 to Amendment No. 1, filed on April 30, 2009, to the 2008 Form 10-K)

10.39**	Letter Amendment, dated as of December 10, 2008, between the Registrant and William Pence (incorporated by reference to Exhibit 10.60 to Amendment No. 1, filed on April 30, 2009, to the 2008 Form 10-K)

10.40**	Amendment, dated as of December 10, 2008 to Amended and Restated Employment Agreement between the Registrant and Anthony Vuolo (incorporated by reference to Exhibit 10.55 to the 2008 Form 10-K)

10.41**	Letter Agreement, dated as of February 19, 2009, between HLTH and Anthony Vuolo (incorporated by reference to Exhibit 10.57 to the 2008 Form 10-K)

10.42**	Restricted Stock Agreement, dated November 3, 2009, between the Registrant and Anthony Vuolo (incorporated by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”))

10.43**	Letter Amendment, dated as of November 3, 2009, between the Registrant and Kevin M. Cameron (incorporated by reference to Exhibit 10.72 to the 2009 Form 10-K)

10.44**	Letter Amendment, dated as of December 14, 2008, between the Registrant and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.74 to Amendment No. 1, filed April 30, 2010, to the 2009 Form 10-K)

10.45**	Letter Agreement, dated as of June 28, 2010, between the Registrant and Wayne Gattinella (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2010)

10.46**	Letter Agreement, dated as of June 28, 2010, between the Registrant and Kevin Cameron (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2010)

10.47**	Letter Agreement, dated as of June 28, 2010, between the Registrant and Anthony Vuolo (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2010)

10.48**	Letter Amendment, dated as of February 11, 2011, between the Registrant and William Pence (incorporated by reference to Exhibit 10.56 to Amendment No. 1, filed May 2, 2011, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)

Exhibit No.	Description

10.49**	Letter Amendment, dated as of July 23, 2011, between the Registrant and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.50**	Letter Amendment, dated as of July 23, 2011, between the Registrant and William Pence (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.51**	Letter Agreement, dated as of September 25, 2011, between the Registrant and Wayne Gattinella (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.52**	Letter Agreement, dated as of September 25, 2011, between the Registrant and Anthony Vuolo (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.53**	Letter Agreement, dated as of September 25, 2011, between the Registrant and Kevin Cameron (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.54**	Letter Agreement, dated as of September 25, 2011, between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.55**	Letter Amendment, dated as of September 21, 2011, between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.56**	Letter Agreement, dated as of January 19, 2012, between the Registrant and Wayne T. Gattinella (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K filed on February 29, 2012)

10.57**	Form of Agreement to Forfeit Non-Qualified Options, dated as of February 23, 2012, between the Registrant and Each of its Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 29, 2012)

10.58**	Form of Agreement to Forfeit Non-Qualified Options, dated as of February 23, 2012, between the Registrant and Certain Employees (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 29, 2012)

10.59**	Employment Agreement, dated as of May 29, 2012, between the Registrant and Cavan M. Redmond (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2012, as amended on June 6, 2012)

10.60**	Form of Non-Qualified Stock Option Agreement between the Registrant and Cavan M. Redmond (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2012, as amended on June 6, 2012)

10.61**	Form of Restricted Stock Agreement between the Registrant and Cavan M. Redmond (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2012, as amended on June 6, 2012)

10.62**	Amended and Restated Employment Agreement, dated as of May 16, 2012, between the Registrant and William Pence (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

10.63	Director Appointment Agreement, dated as of June 8, 2012, by and among the Registrant and the Icahn Group (incorporated by reference to Exhibit 1 to Amendment No. 6, filed on June 11, 2012, to the Icahn Group’s Schedule 13-D relating to the Common Stock of the Registrant)

Exhibit No.	Description

10.64	Director Appointment Agreement, dated as of October 17, 2012, by and among the Registrant and Kensico Capital Management Corp. and the investment funds it advises (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 17, 2012)

10.65	Amendment, dated as of May 7, 2013, to the Director Appointment Agreement, dated as of June 8, 2012, by and among the Registrant and the Icahn Group (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2013)

10.66	Amendment, dated as of May 7, 2013, to the Director Appointment Agreement, dated as of October 17, 2012, by and among the Registrant and Kensico Capital Management Corp. and the investment funds it advises (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 7, 2013)

10.67	Stock Purchase Agreement, dated October 18, 2013, by and among the Registrant and the Icahn Group (incorporated by reference to Exhibit 1 to Amendment No. 10, filed on October 21, 2013, to the Icahn Group’s Schedule 13-D relating to the Common Stock of the Registrant)

10.68**	Letter Agreement, dated as of November 14, 2012, between the Registrant and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.70 to the 2012 Form 10-K)

10.69**	Letter Agreement, dated as of November 14, 2012, between the Registrant and Douglas Wamsley (incorporated by reference to Exhibit 10.71 to the 2012 Form 10-K)

10.70**	Letter Agreement, dated as of November 14, 2012, between the Registrant and William Pence (incorporated by reference to Exhibit 10.72 to the 2012 Form 10-K)

10.71**	Letter Amendment, dated as of March 5, 2013, between the Registrant and William Pence (incorporated by reference to Exhibit 10.73 to Amendment No. 1, filed April 30, 2013, to the 2012 Form 10-K)

10.72**	Letter Amendment, dated as of March 5, 2013, between the Registrant and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.74 to Amendment No. 1, filed April 30, 2013, to the 2012 Form 10-K)

10.73**	Letter Amendment, dated as of May 7, 2013, between the Registrant and David Schlanger (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2013)

10.74**	Letter Amendment, dated as of May 7, 2013, between the Registrant and Peter Anevski (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2013)

10.75**	Letter Amendment, dated as of May 7, 2013, between the Registrant and Cavan M. Redmond (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2013)

10.76**	Letter Amendment, dated as of May 8, 2013, between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2013)

10.77**	Letter Amendment, dated as of May 7, 2013, between the Registrant and Anthony Vuolo (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2013)

10.78**	Amendment, dated as of August 11, 2013, to the Employment Agreement between the Registrant and David J. Schlanger (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2013)

Exhibit No.	Description

10.79**	Amendment, dated as of August 11, 2013, to the Employment Agreement between the Registrant and Steven L. Zatz, M.D. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 15, 2013)

10.80**	Amendment No. 2, dated as of January 9, 2012, to the WebMD Supplemental Bonus Program Trust Agreement***

10.81**	Amendment No. 3, dated as of February 25, 2013, to the WebMD Supplemental Bonus Program Trust Agreement***

10.82**	Amendment No. 4, dated as of February 25, 2014, to the WebMD Supplemental Bonus Program Trust Agreement****

14.1	Code of Business Conduct (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed on February 25, 2014)

21.1	Subsidiaries of the Registrant***

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm***

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Registrant***

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Registrant***

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Registrant****

31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Registrant****

32.1	Section 1350 Certification of Chief Executive Officer of the Registrant***

32.2	Section 1350 Certification of Chief Financial Officer of the Registrant***

99.1	Explanation of Non-GAAP Measures***

99.2	Audit Committee Charter (incorporated by reference to Exhibit 99.2 to the 2012 Form 10-K)

99.3	Compensation Committee Charter***

99.4	Nominating & Governance Committee Charter***

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	With respect to the agreements filed as Exhibits 2.1 to 2.3, certain of the exhibits and the schedules to that agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.
**	Agreement relates to executive compensation.
***	Previously filed (or, with respect to Exhibits 32.1 and 32.2, furnished) with this Annual Report on Form 10-K (as originally filed on March 3, 2014).
****	Filed with this Amendment No. 1.
(1)	This Exhibit is filed under Commission File No. 000-24975.
(2)	This Exhibit is filed under Commission File No. 000-51547.