Form 10-Q
period 2014-03-31
WebMD Health Corp.
filed 2014-05-09
CIK 1326583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Yes  ☐        No  ☑

As of May 2, 2014, the Registrant had 38,744,037 shares of Common Stock outstanding (including unvested shares of restricted Common Stock).

WEBMD HEALTH CORP.

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2014

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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other factors, including unknown or unpredictable ones, also could have material adverse effects on our future results. The information in this Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 and our other filings with the Securities and Exchange Commission since that filing.

The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report. Except as required by law or regulation, we do not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

iii

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2014	December 31, 2013
ASSETS	(unaudited )
Current assets:
Cash and cash equivalents	$778,401	$824,880
Accounts receivable, net of allowance for doubtful accounts of $969 at March 31, 2014 and $793 at December 31, 2013	134,241	124,232
Prepaid expenses and other current assets	12,544	13,243
Deferred tax assets	13,588	13,620

Total current assets	938,774	975,975
Property and equipment, net	62,151	64,884
Goodwill	202,980	202,980
Intangible assets, net	13,266	13,834
Deferred tax assets	38,649	38,802
Other assets	28,144	29,153

TOTAL ASSETS	$1,283,964	$1,325,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$54,910	$73,739
Deferred revenue	99,638	85,148
Liabilities of discontinued operations	1,506	1,506

Total current liabilities	156,054	160,393
2.25% convertible notes due 2016	252,232	252,232
2.50% convertible notes due 2018	400,000	400,000
1.50% convertible notes due 2020	300,000	300,000
Other long-term liabilities	21,673	22,103

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 650,000,000 shares authorized; 57,437,992 shares issued at March 31, 2014 and December 31, 2013	574	574
Additional paid-in capital	9,254,475	9,273,712
Treasury stock, at cost; 19,057,771 shares at March 31, 2014 and 18,281,498 shares at December 31, 2013	(596,145)	(572,221)
Accumulated deficit	(8,504,899)	(8,511,165)

Stockholders’ equity	154,005	190,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,283,964	$1,325,628

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue	$133,832	$112,762
Cost of operations	52,564	46,943
Sales and marketing	32,911	30,933
General and administrative	23,781	23,534
Depreciation and amortization	7,328	6,853
Interest income	15	21
Interest expense	6,172	5,832

Income (loss) before income tax provision	11,091	(1,312)
Income tax provision	4,825	226

Net income (loss)	$6,266	$(1,538)

Net income (loss) per common share:
Basic	$0.16	$(0.03)

Diluted	$0.15	$(0.03)

Weighted-average shares outstanding used in computing per share amounts:
Basic	39,268	49,007

Diluted	41,852	49,007

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$6,266	$(1,538)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,328	6,853
Non-cash interest, net	1,128	1,082
Non-cash stock-based compensation	8,690	9,937
Deferred income taxes	201	(99)
Changes in operating assets and liabilities:
Accounts receivable	(10,009)	4,809
Prepaid expenses and other, net	210	(193)
Accrued expenses and other long-term liabilities	(20,401)	(14,850)
Deferred revenue	14,490	5,044

Net cash provided by operating activities	7,903	11,045

Cash flows from investing activities:
Purchases of property and equipment	(5,533)	(2,876)

Net cash used in investing activities	(5,533)	(2,876)

Cash flows from financing activities:
Proceeds from exercise of stock options	17,482	672
Cash used for withholding taxes due on stock-based awards	(5,326)	(174)
Purchases of treasury stock	(65,052)	(1,281)
Excess tax benefit on stock-based awards	4,047	—

Net cash used in financing activities	(48,849)	(783)

Net (decrease) increase in cash and cash equivalents	(46,479)	7,386
Cash and cash equivalents at beginning of period	824,880	991,835

Cash and cash equivalents at end of period	$778,401	$999,221

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

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three months

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended March 31, 2014 are not necessarily indicative of the operating results to be expected for any subsequent period or for the entire year ending December 31, 2014. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

The unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2013, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the revenues recognized related to the Company’s public portals and private portals during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Public portal advertising and sponsorship	$109,203	$93,438
Private portal services	24,629	19,324

	$133,832	$112,762

Loss Contingencies

The Company accounts for loss contingencies in accordance with Financial Accounting Standards Board (“FASB”) ASC No. 450, “Contingencies.” Under ASC No. 450, accruals for loss contingencies are recorded when both (i) the information available indicates that it is probable that a liability has been incurred and (ii) the amount of the loss can be reasonably estimated. The Company records adjustments to these accruals to reflect the status of negotiations, settlements, advice of counsel and other information and events related to an individual matter.

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

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income (loss) — Basic and Diluted	$6,266	$(1,538)

Denominator:
Weighted-average shares — Basic	39,268	49,007
Stock options and restricted stock	2,584	—

Adjusted weighted-average shares after assumed conversions — Diluted	41,852	49,007

Net income (loss) per common share:
Basic	$0.16	$(0.03)

Diluted	$0.15	$(0.03)

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has excluded certain of its convertible notes, as well as certain outstanding stock options and restricted stock, from the calculation of diluted income (loss) per common share during the periods in which such securities were anti-dilutive. The following table presents the total weighted average number of potentially dilutive common shares that were excluded from the computation of diluted income (loss) per common share during the periods presented (shares in thousands):

	Three Months Ended March 31,
	2014	2013
Options and restricted stock	2,646	13,862
1.50% Notes	5,681	—
2.50% Notes	6,191	6,129
2.25% Notes	3,503	5,500

	18,021	25,491

Recent Accounting Pronouncements

In July 2013, the FASB issued an update to existing guidance on the financial presentation of unrecognized tax benefits. The update provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, which for the Company was the first quarter of 2014. The adoption of this update did not have an impact on the Company’s financial condition, results of operations or cash flows.

2.    Convertible Notes

1.50% Convertible Notes due 2020

On November 26, 2013, the Company issued $300,000 aggregate principal amount of its 1.50% Convertible Notes due 2020 (the “1.50% Notes”) in a private offering. Unless previously converted, the 1.50% Notes will mature on December 1, 2020. Net proceeds from the sale of the 1.50% Notes were approximately $291,823, after deducting the related offering expenses. Interest on the 1.50% Notes is payable semi-annually on June 1 and December 1 of each year, commencing June 1, 2014. Under the terms of the 1.50% Notes, holders may surrender their 1.50% Notes for conversion into the Company’s Common Stock at an initial conversion rate of 18.9362 shares of Common Stock per thousand dollars principal amount of the 1.50% Notes. This is equivalent to an initial conversion price of approximately $52.81 per share of Common Stock. In the aggregate, the 1.50% Notes are convertible into 5,680,860 shares of the Company’s Common Stock. The conversion rate may be adjusted under certain circumstances.

Under the terms of the 1.50% Notes, if the Company undergoes certain change of control or other fundamental change transactions prior to the maturity date of the 1.50% Notes, holders of the 1.50% Notes will have the right, at their option, to require the Company to repurchase some or all of their 1.50% Notes at a repurchase price equal to 100% of the principal amount of the 1.50% Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. However, the repurchase option will not apply in the case of certain change of control or other fundamental change transactions in which the Company is acquired by a public company, and (a) not less than 90% of the consideration received or to be received by holders of WebMD Common Stock, excluding cash payments for fractional shares, consists of acquirer common stock and (b) as a result of the transaction, the 1.50% Notes become convertible into the same consideration.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Effective April 4, 2012, after giving effect to an adjustment resulting from a tender offer for the Company’s Common Stock that the Company completed on April 3, 2012, the conversion rate was adjusted to 15.3223 shares of Common Stock per thousand dollars principal amount of the 2.50% Notes. This was equivalent to an adjusted conversion price of approximately $65.26 per share of Common Stock. In the aggregate, the 2.50% Notes were convertible into 6,128,920 shares of Common Stock following the April 4, 2012 adjustment. Effective September 11, 2013, after giving effect to an adjustment resulting from a tender offer for the Company’s Common Stock that the Company completed on September 10, 2013, the conversion rate was adjusted to 15.4764 shares of Common Stock per thousand dollars principal amount of the 2.50% Notes. This is equivalent to an adjusted conversion price of approximately $64.61 per share of Common Stock. In the aggregate, the 2.50% Notes are convertible into 6,190,560 shares of Common Stock following the September 11, 2013 adjustment.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective April 4, 2012, after giving effect to an adjustment resulting from a tender offer for the Company’s Common Stock that the Company completed on April 3, 2012, the conversion rate was adjusted to 13.7502 shares of Common Stock per thousand dollars principal amount of the 2.25% Notes. This was equivalent to an adjusted conversion price of approximately $72.73 per share of Common Stock. In the aggregate, the 2.25% Notes were convertible into 5,500,080 shares of Common Stock following the April 4, 2012 adjustment. Effective September 11, 2013, after giving effect to an adjustment resulting from a tender offer for the Company’s Common Stock that the Company completed on September 10, 2013, the conversion rate was adjusted to 13.8884 shares of Common Stock per thousand dollars principal amount of the 2.25% Notes. This is equivalent to an adjusted conversion price of approximately $72.00 per share of Common Stock. In the aggregate, the 2.25% Notes were convertible into 5,555,360 shares of Common Stock following the September 11, 2013 adjustment.

On September 30, 2013, the Company repurchased $100,000 principal amount of its 2.25% Notes for $101,750 in cash in a privately negotiated transaction. Also during the three months ended December 31, 2013, the Company repurchased $47,768 principal amount of its 2.25% Notes for $48,604 in cash in the open market. The Company recognized pre-tax losses of $3,296 and $1,575 during the three months ended September 30, 2013 and December 31, 2013, respectively, related to these repurchases. The losses include the expensing of the remaining deferred issuance costs outstanding related to the repurchased notes. As of March 31, 2014 and December 31, 2013, the remaining principal amount of the 2.25% Notes outstanding was $252,232, which, in the aggregate, is convertible into 3,503,099 shares of Common Stock.

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

The Company did not have any Level 2 or Level 3 assets during the periods presented. The Company’s cash and cash equivalents, which were $778,401 and $824,880 as of March 31, 2014 and December 31, 2013, respectively,

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

represented the only Level 1 assets during the periods presented that were measured and recorded at fair value on a recurring basis. The cost basis of the Company’s cash and cash equivalents were consistent with the fair value.

The Company also holds an investment in a privately held company which is carried at cost, and not subject to fair value measurements. However, if events or circumstances indicate that its carrying amount may not be recoverable, it would be reviewed for impairment. The total amount of this investment is $6,471 and it is included in other assets on the accompanying consolidated balance sheets.

For disclosure purposes, the Company is required to measure the outstanding value of its debt on a recurring basis. The following table presents the carrying value and estimated fair value (based on Level 1 market price data) of the Company’s convertible notes that were carried at historical cost as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2.25% Notes	$252,232	$255,007	$252,232	$252,863
2.50% Notes	400,000	401,000	400,000	394,400
1.50% Notes	300,000	305,433	300,000	294,852

4.    Stock Repurchase Program

In August 2011, the Board of Directors established a stock repurchase program (the “Program”) through which the Company was authorized to use up to $75,000 to purchase shares of WebMD Common Stock, from time to time, in the open market through block trades or in private transactions, depending on market conditions and other factors. In October 2011, February 2014 and March 2014, the Company’s Board of Directors authorized increases to the Program of $75,000, $50,000 and $40,000, respectively. During the three months ended March 31, 2014, the Company repurchased 1,594,904 shares at an aggregate cost of $67,506 under the Program, of which 60,049 shares at an aggregate cost of $2,454 were repurchased at the end of March 2014 and did not settle until April 2014. During the three months ended March 31, 2013, the Company repurchased 45,166 shares at an aggregate cost of $712 under the Program. Additionally, during the three months ended March 31, 2013, the Company paid cash of $569 related to the repurchase of 39,857 shares in 2012 that settled in 2013.

As of March 31, 2014, $42,358 remained available for repurchases under the Program. During the period from April 1, 2014 to May 2, 2014, the Company repurchased 760,402 shares at an aggregate cost of $30,527 under the Program. Additionally, on April 29, 2014, the Company’s Board of Directors authorized a $30,000 increase to the Program.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Intangible Assets

Intangible assets consist of the following:

	March 31, 2014				December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life(a)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life(a)
Content	$15,954	$(15,954)	$—	—	$15,954	$(15,954)	$—	—
Customer relationships	34,057	(25,558)	8,499	4.3	34,057	(25,035)	9,022	4.5
Technology and patents	14,700	(14,700)	—	—	14,700	(14,700)	—	—
Trade names-definite lives	2,530	(2,227)	303	1.7	2,530	(2,182)	348	2.0
Trade names-indefinite lives	4,464	—	4,464	n/a	4,464	—	4,464	n/a

Total	$71,705	$(58,439)	$13,266		$71,705	$(57,871)	$13,834

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

Amortization expense was $568 and $567 during the three months ended March 31, 2014 and 2013, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year Ending December 31:
2014 (April 1st to December 31st)	$1,703
2015	$2,261
2016	$2,059
2017	$1,513
2018	$1,266

6.    Commitments and Contingencies

Legal Proceedings

National Jewish Health v. WebMD Health Services Group, Inc. and WebMD Health Corp.

On October 25, 2012, National Jewish Health, a Colorado non-profit corporation, filed a complaint against the Company in United States District Court for the District of Colorado alleging copyright infringement, misappropriation of trade secrets, tortious interference with prospective business relations, and breach of contract. The allegations relate to a condition management program of the Company’s private portals. The complaint seeks injunctive relief, as well as damages of $8,000 to $10,000. The Court issued a Scheduling Order on February 11, 2013 and the parties completed fact discovery on August 9, 2013 . The Plaintiff had filed a motion seeking to extend the discovery period that was opposed by the Company. The Court appointed a Special Master to decide the motion and the Special Master denied Plaintiff’s motion in a Report and Recommendation filed on March 24, 2014 that was adopted by the Court on March 25, 2014. Each party has also filed a motion for partial summary judgment. Plaintiff is seeking partial summary judgment on the issue of breach of contract, alleging that the Company breached a non-disclosure agreement; and the Company is seeking summary judgment on the issue of damages, alleging that Plaintiff has introduced no evidence that it has suffered any damages as a

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result of any of the claims that it has alleged against the Company. The briefing of each motion has been completed and the motions are pending. On March 25, 2014, the Court held a Final Pretrial Conference and entered the parties’ proposed Final Pretrial Order. A 10-day jury trial has been set for March 2-13, 2015. The Company believes the Plaintiff’s claims are without merit and intends to vigorously defend against them. The Company is unable to predict the outcome of this action or to reasonably estimate the possible loss or range of loss, if any, arising from the claims asserted therein.

MyMedicalRecords, Inc. v. WebMD Health Corp. and WebMD Health Services Corp.

On February 13, 2013, MyMedicalRecords, Inc. filed an action against the Company in the United States District Court in the Central District of California. The complaint alleged that the personal health record tool sold by WebMD Health Services Group, Inc. infringes U.S. Patent No. 8,301,466 issued on October 30, 2012. The complaint sought injunctive relief, as well as damages in unspecified amounts. Pursuant to an agreement between the parties, MyMedicalRecords dismissed the complaint without prejudice in order to enable the parties to try to resolve the matter without the timing constraints of the litigation. The parties were unable to resolve the matter and, on October 2, 2013, MyMedicalRecords filed a new complaint against the Company alleging infringement of U.S. Patent No. 8,301,466 as well as U.S. Patent No. 8,498,883 issued on July 30, 2013. Plaintiff is seeking unspecified damages and an injunction with respect to certain products offered by the Company. The Company has filed an answer. The Court has consolidated Plaintiffs claim against the Company with its claims against several other companies. The Court has scheduled the claims construction hearing for August 18, 2014 and has suspended fact discovery prior to such hearing except for discovery related solely to the issue of claim construction. The Company believes that the Plaintiff’s claims are without merit. The Company is unable to predict the outcome of this action or to reasonably estimate the possible loss or range of loss, if any, arising from the claims asserted therein.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Legal Proceedings

In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters, including those discussed in Note 7 to the Consolidated Financial Statements included in the Company’s 2013 Annual Report on Form 10-K, has yet to be determined, the Company does not believe that their outcomes will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

7.    Stock-Based Compensation

The Company has various stock-based compensation plans (collectively, the “Plans”) that provide for the grant of stock options, restricted stock awards, and other awards based on WebMD Common Stock.

The 2005 Long-Term Incentive Plan (as amended, the “2005 Plan”) is the only existing plan under which future grants can be made. The maximum number of shares of the Company’s Common Stock that may be subject to awards under the 2005 Plan was 21,575,000 as of March 31, 2014, subject to adjustment in accordance with the terms of the 2005 Plan. The Company had an aggregate of 720,582 shares of Common Stock available for future grants under the 2005 Plan at March 31, 2014.

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

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value(a)
Outstanding at January 1, 2014	11,429,279	$29.12
Granted	198,100	41.84
Exercised	(1,052,405)	25.54
Cancelled	(301,726)	30.88

Outstanding at March 31, 2014	10,273,248	$29.68	7.0	$128,340

Vested and exercisable at the end of the period	4,522,908	$30.15	5.3	$57,210

(a)	The aggregate intrinsic value is based on the market price of the Company’s Common Stock on March 31, 2014, which was $41.40, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on March 31, 2014.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model considering the weighted average assumptions noted in the following table. Expected volatility is based on implied volatility from traded options of the Company’s Common Stock combined with historical

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Three Months Ended March 31,
	2014	2013
Expected dividend yield	0.0%	0.0%
Expected volatility	0.48-0.49	0.43-0.46
Risk-free interest rate	1.28%-1.71%	0.55%-0.79%
Expected term (years)	4.3-4.9	4.5-5.1
Weighted-average fair value of options granted during the period	$17.47	$6.67

Restricted Stock

The Company’s Restricted Stock consists of shares of the Company’s Common Stock which have been awarded to employees with restrictions that cause them to be subject to substantial risk of forfeiture and restrict their sale or other transfer by the employee until they vest. Generally, the Company’s Restricted Stock grants vest ratably over periods ranging from three to five years from their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity of the Company’s Restricted Stock:

	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2014	1,184,961	$33.07
Granted	14,000	48.04
Vested	(92,911)	34.05
Forfeited	(44,000)	24.72

Balance at March 31, 2014	1,062,050	$33.53

Proceeds received from the exercise of options to purchase shares of the Company’s Common Stock were $17,482 and $672 during the three months ended March 31, 2014 and 2013, respectively. Additionally, in connection with the exercise of certain stock options and the vesting of restricted stock, the Company made payments of $5,326 and $174 during the three months ended March 31, 2014 and 2013, respectively, related to employee statutory withholding taxes that were satisfied by withholding shares of Common Stock of equal value from the respective employees. The proceeds and payments described above are reflected within cash flows from financing activities within the accompanying consolidated statements of cash flows.

The intrinsic value related to stock options that were exercised, combined with the fair value of shares of restricted stock that vested, aggregated $25,983 and $2,721 for the three months ended March 31, 2014 and 2013, respectively.

Other

Each year, the Company issues shares of its Common Stock to each WebMD non-employee director with a value equal to their annual board and committee retainers. The Company recorded $77 and $94 of stock-based compensation expense for the three months ended March 31, 2014 and 2013, respectively, in connection with these issuances.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended March 31,
	2014	2013
Stock options	$5,466	$6,614
Restricted stock	3,147	3,229
Other	77	94

Total stock-based compensation expense	$8,690	$9,937

Included in:
Cost of operations	$1,464	$1,870
Sales and marketing	2,105	2,523
General and administrative	5,121	5,544

Total stock-based compensation expense	$8,690	$9,937

As of March 31, 2014, approximately $64,500 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 2.9 years, related to the Plans.

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

•

Critical Accounting Estimates and Policies.    This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective and often complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (which we refer to as the SEC).

•

Results of Operations and Supplemental Financial and Operating Information.    These sections provide our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on a consolidated basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of March 31, 2014.

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

•

Online Marketing and Education Spending for Healthcare Products.    Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating consumers and physicians about them; however, only a small portion is currently spent on online services. We believe that these companies, which comprise the most significant advertisers and sponsors of our public portals, are aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians. In addition, in an effort to improve operating efficiencies, some pharmaceutical companies have been reducing their field sales forces in the past several years. However, notwithstanding our general expectation for increased future demand, we cannot predict the extent or the pace of any shift by pharmaceutical, biotechnology and medical device companies of their marketing expenditures to online services. Furthermore, our advertising and sponsorship revenue may vary significantly from quarter to quarter due to a number of other factors, many of which are outside our control, including general economic and regulatory conditions and the following:

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

•

Traffic Trends.    In the first quarter of 2014, The WebMD Health Network reached an average of approximately 174 million monthly unique visitors and delivered approximately 3.5 billion page views during the quarter, increases of 32% and 26%, respectively, over the prior year period. Traffic to our online portals for physicians and other healthcare professionals averaged approximately 5.8 million physician sessions per month in the first quarter of 2014, an increase of approximately 9% over the prior year period. One factor that had significantly reduced traffic, in the first half of 2013, to some of the consumer sites in The WebMD Health Network (other than WebMD.com, our flagship site) was changes in Google’s algorithms and other processes that lowered the ranking of those sites in Google search results. Starting in July 2013, we began to see a reversal of that trend. We intend to continue our efforts to increase our page views by providing quality content and tools, as well as by designing our Websites to deliver that content and tools in ways that will cause them to rank well in algorithmic search engine results (which is commonly referred to as search engine optimization or SEO). However, we cannot be certain that our SEO efforts will result in continued improvement or, if they do, how long that will be maintained.

Consumers and healthcare professionals are increasingly using smartphones, tablets and other mobile devices to access the Internet, with physicians increasingly using mobile devices during treatment at the point of care. Accordingly, the portion of our page views from mobile devices has increased rapidly in the past several years as usage has increased on mobile devices, and increased utilization of our mobile offerings was the primary driver of our traffic growth in the first quarter of 2014. During the first quarter of 2014, approximately 30% of our page views came from a U.S. personal computer (or PC); approximately 34% came from a U.S. smartphone; approximately 9% came from a U.S. tablet device; and approximately 27% came from non-U.S. sources. However, when engaging with our health and wellness content and tools, users continue to rely on the larger screen size of a PC or tablet for many of their activities and we have seen the number of unique visitors to our U.S. PC-based offerings continue to grow. Combined U.S. PC and tablet page view traffic to The WebMD Health Network was up approximately 7% in the first quarter of 2014, as compared to the prior year period, with increased tablet page views offsetting a decline of approximately 2% in PC page views. Tablets provide a similar user experience to PCs and we are able to monetize them similarly, so we believe that combined page views from PCs and tablets is a useful metric.

•

Efforts to Increase Advertising and Sponsorship Revenue from Mobile.    We remain focused on delivering a multi-screen platform that engages users on their personal computers, tablet devices and smartphones. Since we are able to monetize tablet page views similarly to PC page views, our mobile monetization efforts are focused on monetizing page views from smartphones and references to “mobile” and “mobile monetization” below are to smartphones and the page views they generate. As we broaden our mobile offerings for consumers and physicians, we are also expanding our mobile sponsorship products for advertisers. Mobile, while not yet a meaningful source of revenue for us, could be an important area of growth for the future and we view mobile monetization as an opportunity for incremental revenue. We are beginning to experience demand from customers for mobile advertising and to include mobile components in many of the program configurations that we offer to advertisers and sponsors. However, we are unable to predict when or to what extent such demand will increase. With respect to our mobile offerings for healthcare professionals, we are seeing some sales traction with advertisers for our mobile product set. Advertisements to consumers for biopharmaceutical products are subject to various regulatory requirements, including requirements to include certain specified information, that are more challenging to meet on the smaller smartphone screen size. Our pharmaceutical company clients are more advanced in their ability to utilize our mobile platform to reach healthcare professionals, and we are seeing a more significant demand from them for these programs than for utilizing mobile to reach consumers.

As discussed under “— Traffic Trends” above, the portion of our page views from smartphones has increased rapidly in the past several years. However, we have not experienced a migration of our audience away from our PC-based offerings in favor of mobile and we expect to have more than enough PC and tablet page view inventory on The WebMD Health Network to meet the expected demand from advertisers and sponsors for our services for 2014. If, in the future, users access our services through smartphones as a substitute for access through personal computers and tablets (or if our page views from personal computers and tablets decline for other reasons) and we are unable to successfully implement monetization strategies for smartphone traffic, our financial results could be negatively affected.

•

Use of Population Health Management Services.    In a healthcare market where a greater share of the responsibility for healthcare costs and decision-making has been shifting to consumers, use of information technology to assist consumers in making informed decisions about healthcare has also increased. We believe that, through our WebMD Health Services private portals and related coaching services, we are well positioned to play a role in this environment. For more than a decade, our cloud-based population health management services have helped employers and health plans improve the health of their employee and plan participant populations and reduce healthcare costs. Our services help employees and plan participants make more informed health and benefit decisions, positively change health behaviors, manage health conditions and lead healthier lives. At the beginning of 2014, we launched our WebMD Health Services platform for the Blue Cross Blue Shield Federal Employee Program (or FEP). With this program, over 5 million FEP members now have access to a broad range of our WebMD Health Services solutions, including our online personal health record application, as well as to our health coaching services, and to around-the-clock access to nurses by phone, secure message, or chat. Our strategy depends, in part, on increasing usage of our services by our employer and health plan clients’ employees and plan participants and being able to demonstrate a sufficient return on investment and other benefits for our clients from those services. Increasing such usage requires us to continue to develop new and updated applications, features and services. In addition, we face competition for our online population health management applications and related coaching services. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do, and may be better known than we are.

•

International.    The WebMD Health Network includes the following international sites: the co-branded Boots WebMD health information site for United Kingdom consumers at www.WebMD.boots.com; and Medscape France (www.medscape.fr) and Medscape Germany (www.medscape.de), our physician portals in those two countries. We also seek to monetize traffic to Medscape from physicians outside the United States. We plan to continue to pursue opportunities to expand the reach of our brands outside the United States. In certain markets outside the United States, we expect to accomplish this through partnerships or joint ventures with other companies having expertise in the specific country or region, while in other such markets we expect to rely primarily on our own internal resources. In May 2014, we announced a collaboration between Medscape and DXY, the largest online community for healthcare professionals in China, that will enable Medscape to distribute educational programs to physicians and healthcare professionals in China through the DXY.cn site.

•

Healthcare Reform Legislation.    The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (which we refer to as the Affordable Care Act), was signed into law in March 2010. The Affordable Care Act has made extensive changes to the system of healthcare insurance and benefits in the United States. While we do not currently anticipate any significant adverse effects on WebMD as a direct result of the application of the Affordable Care Act to our business or on our company in its capacity as an employer, we are unable to predict what the future indirect impacts of the Affordable Care Act will be on WebMD’s business through its effects on other healthcare industry participants, including pharmaceutical and medical device companies that are advertisers and sponsors of our public portals and employers and health plans that are clients of our private portals. However, the Affordable Care Act has also created certain opportunities for WebMD’s consumer portals as health insurers seek to market their services directly to consumers in connection with the insurance exchanges set up pursuant to the Affordable Care Act. In addition, we believe that certain aspects of the Affordable Care Act and related regulations that seek to reduce healthcare costs may create opportunities for WebMD, including with respect to our personal health record applications and health and benefits decision-support tools and, more generally, with respect to our capabilities in providing health and wellness information and education. For example, the Affordable Care Act encourages use of wellness programs through grants to small employers to establish such programs, permission for employers to offer larger rewards than under prior law, in the form of waivers of cost-sharing, premium discounts, or additional benefits, to employees for participating in these programs and meeting certain standards, and the inclusion of wellness services and chronic disease management among the essential health benefits that certain plans are required to provide. However, we cannot yet determine the scope of the other opportunities that the Affordable Care Act may create or what competition we may face in our efforts to pursue such opportunities.

•

Other Initiatives.    We are pursuing, and intend to continue to identify, new business opportunities where our consumer and physician audiences and our resources can be leveraged to develop additional products and services. Examples of initiatives we are working on include the following:

—	A forthcoming version of the WebMD App will feature a new health improvement program called Healthy Target, which will enable users seeking to manage their weight and live a healthier lifestyle, including Type 2 diabetics, to set health and lifestyle goals and work to achieve those goals. The WebMD App will use the biometric data from devices such as glucometers, wireless scales and other wearable devices to measure progress against goals, to tailor content and to provide personalized insights.

—	We expect to introduce services later this year that will allow healthcare consumers to manage their health information in one place, including medical records, laboratory results, biometric device data, claims information and other third-party data, and will link consumers with providers across the healthcare industry, including physicians, hospitals, labs and pharmacies, allowing them to communicate and share data in a secure environment.

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

Background Information on Certain Significant Developments and Transactions

2013 Tender Offer.    On September 10, 2013, we completed a tender offer (which we refer to as the 2013 Tender Offer) for our Common Stock and repurchased 5,000,000 shares at a price of $34.00 per share for a total cost of $170,516, which includes $516 of costs directly attributable to the purchase. The 2013 Tender Offer represented an opportunity for WebMD to return capital to stockholders who elected to tender their shares of WebMD Common Stock, while stockholders who chose not to participate in the 2013 Tender Offer automatically increased their relative percentage interest in our company at no additional cost to them.

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

During the period from January 1, 2014 to May 2, 2014, we repurchased 2,355,306 shares of our Common Stock at an aggregate cost of $98,033 through our stock repurchase program. Our Board of Directors authorized increases to our stock repurchase program of $50,000, $40,000 and $30,000 in February 2014, March 2014 and April 2014, respectively. As of May 2, 2014, $41,831 remained available for repurchases under the program.

Convertible Notes.    On January 11, 2011, we issued $400,000 aggregate principal amount of 2.50% Convertible Notes due 2018 (which we refer to as the 2.50% Notes) in a private offering. Unless previously converted, the 2.50% Notes will mature on January 31, 2018. Net proceeds from the sale of the 2.50% Notes were approximately $387,345, after deducting the related offering expenses, of which approximately $100,000 was used by us to repurchase 1,920,490 shares of WebMD Common Stock at a price of $52.07 per share, the last reported sale price of WebMD Common Stock on January 5, 2011, which repurchase settled on January 11, 2011. Interest on the 2.50% Notes is payable semi-annually on January 31 and July 31 of each year, commencing July 31, 2011. Under the terms of the 2.50% Notes, as adjusted in April 2012 following completion of a tender offer and in September 2013 following completion of the 2013 Tender Offer, holders may surrender their 2.50% Notes for conversion into WebMD Common Stock at a conversion rate of 15.4764 shares of WebMD Common Stock per thousand dollars principal amount of the 2.50% Notes. This is equivalent to a conversion price of approximately $64.61 per share of Common Stock. In the aggregate, the 2.50% Notes were convertible into 6,190,560 shares of Common Stock as of March 31, 2014.

On March 14, 2011, we issued $400,000 aggregate principal amount of 2.25% Convertible Notes due 2016 (which we refer to as the 2.25% Notes) in a private offering. Unless previously converted, the 2.25% Notes will mature on March 31, 2016. Net proceeds from the sale of the 2.25% Notes were approximately $387,400, after deducting the related offering expenses, of which approximately $50,000 was used to repurchase 868,507 shares of WebMD Common Stock at a price of $57.57 per share, the last reported sale price of WebMD Common Stock on March 8, 2011, which repurchase settled on March 14, 2011. Interest on the 2.25% Notes is payable semi-annually on March 31 and September 30 of each year, commencing September 30, 2011. Under the terms of the 2.25% Notes, as adjusted in April 2012 following completion of a tender offer and in September 2013 following completion of the 2013 Tender Offer, holders may surrender their 2.25% Notes for conversion into WebMD Common Stock at a conversion rate of 13.8884 shares of Common Stock per thousand dollars principal amount of the 2.25% Notes. This is equivalent to a conversion price of approximately $72.00 per share of Common Stock. In the aggregate, the 2.25% Notes were convertible into 3,503,099 shares of Common Stock as of March 31, 2014, at which time the remaining outstanding principal amount was $252,232. During 2013, we repurchased a total of $147,768 principal amount of our 2.25% Notes for $150,354 in cash and we recognized a pre-tax loss of $4,871 related to these repurchases which included the expensing of the remaining deferred issuance costs outstanding related to the repurchased 2.25% Notes.

On November 26, 2013, we issued $300,000 aggregate principal amount of 1.50% Convertible Notes due 2020 (which we refer to as the 1.50% Notes) in a private offering. Unless previously converted, the 1.50% Notes will mature on December 1, 2020. Net proceeds from the sale of the 1.50% Notes were approximately $291,823, after deducting the related offering expenses. Interest on the 1.50% Notes is payable semi-annually on June 1 and December 1 of each year, commencing June 1, 2014. Under the terms of the 1.50% Notes, holders may surrender their 1.50% Notes for conversion into WebMD Common Stock at a conversion rate of 18.9362 shares of Common Stock per thousand dollars principal amount of the 1.50% Notes. This is equivalent to a conversion price of approximately $52.81 per share of Common Stock. In the aggregate, the 1.50% Notes were convertible into 5,680,860 shares of Common Stock as of March 31, 2014.

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

Critical Accounting Policies

We believe the following reflects our critical accounting policies and our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•

Revenue Recognition.    Revenue from advertising is recognized as advertisements are delivered or as publications are distributed. Revenue from sponsorship arrangements, content syndication and distribution arrangements, information services and subscriptions to our healthcare management tools and private portals as well as related health coaching services is recognized ratably over the term of the applicable agreement. Revenue from the sponsorship of CME is recognized over the period that we substantially complete our contractual deliverables as determined by the applicable agreements.

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

•

Long-Lived Assets.    Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on fair value using exit price and market participant view, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill and indefinite-lived intangible assets, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill and indefinite-lived intangible assets, whenever indicators of impairment are present. We evaluate the carrying value of goodwill and indefinite-lived intangible assets annually, or whenever indicators of impairment are present. We test goodwill for impairment at the reporting unit level only when, after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value. Long-lived assets held for sale are reported at the lower of cost or fair value less cost to sell. There was no impairment of goodwill or indefinite-lived intangible assets in 2013.

•

Stock-Based Compensation.    Stock-based compensation expense for all share-based payment awards granted is determined based on the grant date fair value. The grant date fair value for stock options is estimated using the Black-Scholes Option Pricing Model. We recognize these compensation costs net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment awards. As of March 31, 2014, there was approximately $64,500 of unrecognized stock-based compensation expense (net of estimated forfeitures) related to unvested stock options and restricted stock awards held by employees, which is expected to be recognized over a weighted-average period of approximately 2.9 years, related to our stock-based compensation plans.

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

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2014		2013
	$	%(a)	$	%(a)
Revenue	$133,832	100.0	$112,762	100.0
Cost of operations	52,564	39.3	46,943	41.6
Sales and marketing	32,911	24.6	30,933	27.4
General and administrative	23,781	17.8	23,534	20.9
Depreciation and amortization	7,328	5.5	6,853	6.1
Interest income	15	—	21	—
Interest expense	6,172	4.6	5,832	5.2

Income (loss) before income tax provision	11,091	8.3	(1,312)	(1.2)
Income tax provision	4,825	3.6	226	0.2

Net income (loss)	$6,266	4.7	$(1,538)	(1.4)

(a)	Amounts may not add due to rounding.

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

The following table is a summary of our non-cash expenses included in the respective statements of operations captions:

	Three Months Ended March 31,
	2014	2013
Stock-based compensation expense included in:
Cost of operations	$1,464	$1,870
Sales and marketing	2,105	2,523
General and administrative	5,121	5,544

Total stock-based compensation expense	$8,690	$9,937

Three Months Ended March 31, 2014 and 2013

The following discussion is a comparison of our results of operations for the three months ended March 31, 2014 and 2013.

Revenue

Our total revenue increased 18.7% to $133,832 for the three months ended March 31, 2014 from $112,762 in the prior year period. The increase was due to an increase of $15,765 of advertising and sponsorship revenue from our public portals and an increase of $5,305 of revenue from our private portals. For background information, see “— Introduction — Background Information on Certain Trends and Developments Affecting Our Business — Other Factors Affecting the Demand for Our Advertising and Sponsorship Services” above. A more detailed discussion regarding changes in revenue is included below under “— Supplemental Financial and Operating Information.”

Costs and Expenses

Cost of Operations.    Cost of operations increased to $52,564 for the three months ended March 31, 2014 from $46,943 in the prior year period. As a percentage of revenue, cost of operations was 39.3% for the three months ended March 31, 2014, compared to 41.6% for the prior year period. Included in cost of operations in the three months ended March 31, 2014 was non-cash expense related to stock-based compensation of $1,464 compared to $1,870 in the prior year period. Cost of operations excluding such non-cash expense was $51,100 or 38.2% of revenue for the three months ended March 31, 2014, compared to $45,073 or 40.0% of revenue for the prior year period. The increase in absolute dollars was primarily attributable to the increased expense associated with the delivery of our advertising and sponsorship programs and the increased traffic to our Websites. The decrease as a percentage of revenue for the three months ended March 31, 2014 compared to the prior year period was due to the increase in revenue of 18.7% without a commensurate increase in our cost of operations expense as certain of these expenses are fixed in nature.

Sales and Marketing.    Sales and marketing expense increased to $32,911 for the three months ended March 31, 2014 from $30,933 in the prior year period. As a percentage of revenue, sales and marketing expense was 24.6% in the first quarter of 2014, compared to 27.4% in the first quarter of 2013. Included in sales and marketing expense was non-cash expense related to stock-based compensation of $2,105 and $2,523 in the first quarters of 2014 and 2013, respectively. Sales and marketing expense, excluding such non-cash expenses, was $30,806 or 23.0% of revenue for the three months ended March 31, 2014, compared to $28,410 or 25.2% of revenue for the prior year period. The increase in absolute dollars was primarily attributable to an increase in certain compensation and other personnel related costs due to increased staffing and sales commissions related to the higher revenue in the first quarter of 2014 compared to the prior year period. The decrease as a percentage of revenue, excluding the non-cash expenses discussed above, for 2014 compared to 2013 was primarily due to the increase in our revenue of 18.7% without a commensurate increase in our sales and marketing expenses as certain of these expenses are fixed in nature.

General and Administrative.    General and administrative expense was $23,781 for the three months ended March 31, 2014, compared to $23,534 in the prior year period. As a percentage of revenue, general and administrative expense was 17.8% in the three months ended March 31, 2014, compared to 20.9% in the prior year period. Included in general and administrative expense in the first quarters of 2014 and 2013 was non-cash stock-based compensation expense of $5,121 and $5,544, respectively. General and administrative expense, excluding such non-cash expense, was $18,660 or 13.9% of revenue for the three months ended March 31, 2014, compared to $17,990 or 16.0% of revenue for the prior year period. The decrease as a percentage of revenue, excluding the non-cash expenses discussed above, for 2014 compared to 2013 was primarily due to the increase in our revenue of 18.7% without a commensurate increase in our general and administrative expenses as certain of these expenses are fixed in nature.

Depreciation and Amortization.    Depreciation and amortization expense was $7,328 for the three months ended March 31, 2014, compared to $6,853 in the same period last year.

Interest Income.    Interest income was $15 for the three months ended March 31, 2014, compared to $21 in the same period last year.

Interest Expense.    Interest expense was $6,172 for the three months ended March 31, 2014, compared to $5,832 in the same period last year. Included within interest expense is non-cash interest expense of $1,128 and $1,082, respectively, related to the amortization of debt issuance costs for the convertible debt outstanding during those periods. Interest expense increased during the three months ended March 31, 2014, compared to the prior year period, primarily as a result of our 1.50% Notes that were issued on November 26, 2013.

Income Tax Provision.    The income tax provision was $4,825 for the three months ended March 31, 2014, compared to $226 in the same period last year. The income tax provision of $226 during the three months ended March 31, 2013, based on a pre-tax loss of $1,312 during this period, was primarily the result of certain expenses that are not deductible for tax purposes.

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

	Three Months Ended March 31,
	2014	2013
Revenue
Public portal advertising and sponsorship	$109,203	$93,438
Private portal services	24,629	19,324

	$133,832	$112,762

Earnings before interest, taxes, non-cash and other items (Adjusted EBITDA)	$33,266	$21,289

Interest, taxes, non-cash and other items
Interest income	15	21
Interest expense	(6,172)	(5,832)
Income tax provision	(4,825)	(226)
Depreciation and amortization	(7,328)	(6,853)
Non-cash stock-based compensation	(8,690)	(9,937)

Net income (loss)	$6,266	$(1,538)

The following discussion is a comparison of the results of operations for our two groups of revenue and our Adjusted EBITDA for the three months ended March 31, 2014 and 2013.

Public Portal Advertising and Sponsorship.    Public portal advertising and sponsorship revenue was $109,203 in the three months ended March 31, 2014, an increase of $15,765 or 16.9% from the three months ended March 31, 2013. This increase was primarily attributable to the increased adoption of our advertising and sponsorship offerings by biopharma and consumer products companies. In general, pricing remained relatively stable for our public portal advertising and sponsorship offerings and was not a significant source of the revenue increase. For a more detailed discussion, see “Introduction — Background Information on Certain Trends and Developments Affecting Our Business — Other Factors Affecting the Demand for Our Advertising and Sponsorship Services.”

Private Portal Services.    Private portal services revenue was $24,629 in the three months ended March 31, 2014, an increase of $5,305 or 27.5% from the three months ended March 31, 2013. This increase was attributable to the January 1, 2014 launch of our contract with the Blue Cross Blue Shield Federal Employee Program. In general, pricing remained relatively stable for our private portal services and was not a significant source of the revenue increase. The number of customers using our private portal platform at March 31, 2014 was 102 compared to 106 customers using our private portal platform at March 31, 2013.

Adjusted EBITDA.    Adjusted EBITDA increased to $33,266 or 24.9% of revenue in the three months ended March 31, 2014 from $21,289 or 18.9% of revenue in the prior year period. This increase as a percentage of revenue was primarily due to the higher revenue in 2014. Many of our expenses are fixed in nature and do not vary directly with revenue, and accordingly, our Adjusted EBITDA as a percentage of revenue will fluctuate primarily as a result of changes in our revenue.

Explanatory Note Regarding Adjusted EBITDA.    Adjusted EBITDA is a non-GAAP financial measure and should be viewed as supplemental to, and not as an alternative for, “net income (loss)” calculated in accordance with GAAP. Our management uses Adjusted EBITDA as an additional measure of performance for purposes of business decision-making, including developing budgets, managing expenditures, and evaluating potential acquisitions or divestitures. Period-to-period comparisons of Adjusted EBITDA help our management identify additional trends in financial results that may not be shown solely by period-to-period comparisons of net income (loss). We believe that the presentation of Adjusted EBITDA is useful to investors in their analysis of our results for reasons similar to the reasons why our management finds it useful and because it helps facilitate investor understanding of decisions made by our management in light of the performance metrics used in making those decisions. In addition, we believe that providing Adjusted EBITDA, together with a reconciliation of Adjusted EBITDA to net income (loss), helps investors make comparisons between us and other companies that may have different capital structures, different effective income tax rates and tax attributes, different capitalized asset values and/or different forms of employee compensation. Please see the “Explanation of Non-GAAP Financial Information” filed as Exhibit 99.1 to this Quarterly Report for additional background information regarding our use of Adjusted EBITDA. Exhibit 99.1 is incorporated in this MD&A by reference.

Liquidity and Capital Resources

As of March 31, 2014, we had $778,401 of cash and cash equivalents, and working capital of $782,720. Our cash and cash equivalents and working capital are affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, the timing of interest payments related to our convertible debt, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities during the three months ended March 31, 2014 was $7,903, which related to net income of $6,266, adjusted for a non-cash income tax provision of $201 related to deferred income taxes, and other non-cash expenses of $17,146, which include depreciation and amortization expense, non-cash interest expense and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities resulted in a decrease in cash of $15,710, primarily due to cash used as a result of a decrease in accrued liabilities of $20,401 and an increase in accounts receivable of $10,009, which was offset by cash provided by an increase in deferred revenue of $14,490 and a decrease in prepaid and other assets of $210.

Cash provided by operating activities during the three months ended March 31, 2013 was $11,045, which related to a net loss of $1,538, adjusted for the non-cash income tax benefit of $99 related to deferred income taxes, and other non-cash expenses of $17,872, which include depreciation and amortization expense, non-cash interest expense and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities resulted in a decrease in cash of $5,190, primarily due to cash used as a result of a decrease in accrued liabilities of $14,850 and an increase in prepaid and other assets of $193, which was offset by cash provided by a decrease in accounts receivable of $4,809 and an increase in deferred revenue of $5,044.

Cash used in investing activities was $5,533 and $2,876 in the three months ended March 31, 2014 and 2013, respectively, and represents purchases of property and equipment in both periods.

Cash used in financing activities was $48,849 and $783 in the three months ended March 31, 2014 and 2013, respectively. We used cash of $65,052 in the first quarter of 2014 and $1,281 in the first quarter of 2013 to repurchase shares of our Common Stock through our authorized repurchase program. During the three months ended March 31, 2014 and 2013, we received cash proceeds of $17,482 and $672, respectively, related to the exercise of stock options, and used cash of $5,326 and $174, respectively, for withholding taxes on stock-based awards. Cash flows from financing activities for the three months ended March 31, 2014 also include excess tax benefits on stock-based awards of $4,047.

Potential future uses of cash include repurchases of our Common Stock and our anticipated capital expenditure requirements for 2014, which we currently estimate to be approximately $25,000 to $30,000 and which relate to improvements that will be deployed across our public and private portal Websites in order to enable us to service future growth in unique users and page views, as well as to create new sponsorship areas for our customers, and to improve the systems used to provide our private portal applications.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued an update to existing guidance on the financial presentation of unrecognized tax benefits. The update provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, which for the Company was the first quarter of 2014. The adoption of this update did not have an impact on our financial condition, results of operations or cash flows.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal and maintain adequate liquidity.

The value of our cash and money market investments, which were approximately $778 million at March 31, 2014, are not subject to changes in interest rates.

The 2.50% Notes, the 2.25% Notes and the 1.50% Notes have fixed interest rates; therefore, changes in interest rates will not impact our results of operations or financial position.

ITEM 4.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2014. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of March 31, 2014.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and the Chief Financial Officer, concluded that there were no changes in WebMD’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

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

We do not currently generate meaningful revenue from our mobile health information services on smartphones, and our ability to do so successfully is unproven. Even if demand for our mobile platforms and applications exists and we achieve a significant share of the usage of mobile health information services on smartphones, we cannot assure you that we will be able to achieve significant revenue or profits from these services. Although monetization of tablet page views is generally similar to monetization of PC page views, the monetization of smartphone page views will require different strategies and techniques because of the smaller screen size. We are in the early stages of developing and testing those strategies and techniques and, accordingly, cannot provide assurance that our efforts to monetize smartphone page views will be successful or, even if they begin to produce positive results, how long that would last in light of changing preferences of users and of advertisers and sponsors, ongoing technological changes and changes in applicable laws, regulations and other standards. If users access our services through smartphones as a substitute for access through personal computers and tablets, and if we are unable to successfully implement monetization strategies for smartphone traffic, our revenue and financial results may be negatively affected. In addition, it is difficult to predict the problems we may encounter in developing and maintaining competitive mobile services and we may need to devote significant resources to their creation, maintenance and support.

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

If the systems we use to provide online portals experience security breaches or are otherwise perceived to be insecure, our business could suffer

We retain and transmit confidential information, including personal health records, in the processing centers and other facilities we use to provide online services. It is critical that these facilities and infrastructure remain secure and be perceived by the marketplace as secure. A security breach could damage our reputation or result in liability. We may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by breaches. Despite the implementation of security measures, this infrastructure or other systems that we interface with, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, denial-of-service attacks or other attacks by third parties or similar disruptive problems. Any compromise of our security, whether as a result of our own systems or the systems with which they interface, could reduce demand for our services and could subject us to legal claims from our clients and users, including for breach of contract or breach of warranty.

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

We could be subject to breach of warranty or other claims by clients of our online portals if the software and systems we use to provide them contain errors or experience failures

Errors in the software and systems we use could cause serious problems for clients of our online portals. We may fail to meet contractual performance standards or client expectations. Clients of our online portals may seek compensation from us or may seek to terminate their agreements with us, withhold payments due to us, seek refunds from us of part or all of the fees charged under those agreements or initiate litigation or other dispute resolution procedures. In addition, we could face breach of warranty or other claims by clients, or additional development costs. Our software and systems are inherently complex and, despite testing and quality control, we cannot be certain that they will perform as planned.

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

Risks Related to the Healthcare Industry, Healthcare Regulation and Internet Regulation

Developments in the healthcare industry could adversely affect our business

Our business could be adversely impacted by changes in the structure of the healthcare industry and other changes that reduce healthcare spending. We are particularly dependent on pharmaceutical, biotechnology and medical device companies for our advertising and sponsorship revenue. General reductions in expenditures by healthcare industry participants could result from, among other things:

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

The Affordable Care Act could adversely affect some of our healthcare industry customers and clients

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (which we refer to as the Affordable Care Act), was signed into law in March 2010. The Affordable Care Act made extensive changes to the system of healthcare insurance and benefits in the U.S. While we do not currently anticipate any significant adverse effects on WebMD as a direct result of application of the Affordable Care Act to our business or on our company in its capacity as an employer, we are unable to predict what the future indirect impacts of the Affordable Care Act will be on WebMD’s business through its effects on other healthcare industry participants, including pharmaceutical and medical device companies that are advertisers and sponsors of our public portals, and employers and health plans that are clients of our WebMD Health Services private portals.

Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies

The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Existing and new laws and regulations affecting the healthcare industry could create unexpected liabilities for us, could cause us to incur additional costs and could restrict our operations. Many healthcare laws are complex, and their application to specific products, services, and business arrangements may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services that we provide. However, these laws and regulations may nonetheless be applied to our products, services, and business arrangements. Our failure to accurately anticipate the application of these laws and regulations, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our business. Even in areas where we are not subject to healthcare regulation directly, we may become involved in governmental actions or investigations through our relationships with customers that are regulated, and participation in such actions or investigations, even if we are not a party and not the subject of an investigation, may cause us to incur significant expenses. Some of the risks we face from healthcare regulation are as follows:

•

U.S. Regulation of Drug and Medical Device Advertising and Promotion. The WebMD Health Network provides services involving advertising and promotion of prescription and over-the-counter drugs and medical devices and claims of nutritional supplements. If the FDA or the Federal Trade Commission (FTC) finds that any of our products and services or any information on The WebMD Health Network, in our mobile applications, or in WebMD Magazine violates applicable regulations and guidance documents, they may take regulatory or judicial action against us and/or the advertiser or sponsor of that information. State attorneys general may take similar action based on their respective states’ consumer protection statutes. Any increase or change in regulation of drug or medical device advertising and promotion could make it more difficult for us to contract for sponsorships and advertising. In January 2014, the FDA issued a draft guidance clarifying the application of the FDA’s promotional regulations to certain content on social media Websites. We cannot predict how our customers or others in the industry might implement the FDA’s guidance in the future or how its implementation might affect our business. Recent private industry initiatives have resulted in voluntary restrictions, which advertisers and sponsors have agreed to follow.

•

European Regulation of Drug and Medical Device Advertising and Promotion. Our European Websites must comply with the national laws of the respective countries whose physicians they address. In most European countries, the advertising of prescription drugs to the general public is not allowed and, accordingly, these countries generally require access restrictions for Websites that contain such advertisements, which are only allowed to be addressed to healthcare professionals. In addition, there are laws and regulations regarding the use of indirect or disguised marketing, and regarding the offering and providing of gifts or benefits with promotional purpose that are not only of minor value.

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

•

Regulation of Mobile Medical Applications. In September 2013, the FDA issued final guidance regarding mobile medical applications. The FDA intends to regulate only those mobile applications that meet the agency’s definition of “device” and could pose a risk to patients’ safety if they fail to work as intended. The FDA intends to exercise enforcement discretion with respect to certain lower risk mobile applications that meet the device definition. Mobile applications that do not meet the device definition are beyond the FDA’s jurisdiction, and therefore, not subject to the agency’s oversight. We believe that none of our existing online services and mobile applications are subject to regulation as a medical device under applicable FDA regulations. We are required to determine whether FDA regulations would apply to any of our applications and the FDA could disagree with the determination we have made. It is also possible that products or services that we may offer in the future could subject us to such regulation or that current rules could change or be interpreted to apply to some of our existing online services or mobile applications. Complying with such regulations could be burdensome and expensive and could delay our introduction of new services or applications.

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

We have privacy policies posted on our Websites that we believe comply with existing applicable laws requiring notice to users about our information collection, use and disclosure practices. We also notify users about our information collection, use and disclosure practices relating to data we receive through offline means such as paper health risk assessments. Moreover, we take steps to reasonably protect certain sensitive personal information we hold. We cannot assure you that the privacy policies and other statements we provide to users of our products and services, or our practices, will sufficiently protect us from liability or adverse publicity in this area. A determination by a state or federal agency or court, or European data protection authority or competent court, that any of our practices do not meet applicable standards, or the implementation of new standards or requirements, could adversely affect our business.

Failure to comply with laws relating to privacy and security of personal information, including personal health information, could result in liability to us and concerns about privacy-related issues could damage our reputation and our business

Privacy and security of personal information stored or transmitted electronically, including personal health information, are a major issue in the United States and abroad. While we strive to comply with all applicable privacy and security laws and regulations, as well as our own posted privacy policies, legal standards for privacy including, but not limited to, “unfairness” and “deception” as enforced by the FTC and state attorneys general continue to evolve and any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, or could cause us to lose users and customers, which could have a material adverse effect on our business. There has been an increase in the number of private privacy-related lawsuits filed against companies recently. In addition, we are unable to predict what additional legislation or regulation in the area of privacy of personal information, including personal health information, could be enacted and what effect that could have on our operations and business. Concerns about our practices with regard to the collection, use, disclosure, or security of personal information or other privacy-related matters, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation and harm our business.

The Privacy Standards and Security Standards under the Health Insurance Portability and Accountability Act of 1996 (or HIPAA), as amended by the Health Information Technology for Economic and Clinical Health (HITECH) Act of 2009, establish a set of national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses and healthcare providers (referred to as “covered entities”) and their “business associates,” which are persons or entities that perform certain services for, or on behalf of, a covered entity that involve the use or disclosure of protected health information. Certain portions of our business, such as those managing employee or plan member health information for employers or health plans, are subject to HIPAA as business associates of covered entities. In addition to imposing privacy and security requirements, HIPAA also creates obligations for us to report any unauthorized use or disclosure of protected health information, known as a breach, to our covered entity customers. The 2013 final HITECH rule modifies the breach reporting standard in a manner that will likely make more data security incidents qualify as reportable breaches. In addition, HITECH and its implementing regulations impose similar data breach notification requirements on vendors of personal health records that require us to notify affected individuals and the FTC in the event of a data breach involving the unsecured personal information of users of our public portal services. Violations of HIPAA may result in civil and criminal penalties and could damage our reputation and harm our business. HITECH increased civil penalty amounts for violations of HIPAA and significantly strengthened enforcement by requiring the HHS to conduct periodic audits to confirm compliance and authorizing state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of HIPAA Privacy Standards and Security Standards that threaten the privacy of state residents. We cannot assure you that we will adequately address the risks created by these amended HIPAA Privacy Standards and Security Standards. In addition, we are unable to predict what changes to these Standards might be made in the future or how those changes, or other changes in applicable laws and regulations, could affect our business.

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

Acquisitions, business combinations and other transactions may be difficult to complete and, if completed, may have negative consequences for our business and our security holders

We may seek to acquire or to engage in business combinations with companies engaged in complementary businesses. In addition, we may enter into joint ventures, strategic alliances or similar arrangements with third parties. These transactions may result in changes in the nature and scope of our operations and changes in our financial condition. Our success in completing these types of transactions will depend on, among other things, our ability to locate suitable candidates and negotiate mutually acceptable terms with them, and to obtain adequate financing. Significant competition for these opportunities exists, which may increase the cost of and decrease the opportunities for these types of transactions. Financing for these transactions may come from several sources, including:

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by WebMD during the three months ended March 31, 2014 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
1/1/14 - 1/31/14	42,751	$40.18	35,351	$18,495,683
2/1/14 - 2/28/14	200,094	$45.51	187,206	$59,979,768
3/1/14 - 3/31/14	1,391,983	$41.99	1,372,347	$42,358,170

Total	1,634,828	$42.38	1,594,904

(1)	Includes the following number of shares withheld from WebMD Restricted Common Stock that vested during the respective periods in order to satisfy withholding tax requirements related to the vesting of the awards: 7,400 in January, 12,888 in February and 19,636 in March. The value of these shares was determined based on the closing price of WebMD Common Stock on the date of vesting.

(2)	In August 2011, a stock repurchase program (the “Program”) was established through which WebMD was authorized to use up to $75,000,000 to purchase shares of its Common Stock. WebMD’s Board of Directors authorized increases to the Program of $75,000,000, $50,000,000 and $40,000,000 in October 2011, February 2014 and March 2014, respectively. In April 2014 (after the period covered in this table), WebMD’s Board authorized a $30,000,000 increase to the Program. For additional information, see Note 4 to the Consolidated Financial Statements included in this Quarterly Report.

ITEM  6.     Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBMD HEALTH CORP.

By:	/s/ PETER ANEVSKI
Peter Anevski
Executive Vice President and
Chief Financial Officer

Date: May 9, 2014

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))

10.1	Amendment No. 4, dated as of February 25, 2014, to the WebMD Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.82 to Amendment No. 1, filed April 29, 2014, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013)*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Section 1350 Certification of Chief Executive Officer of Registrant

32.2	Section 1350 Certification of Chief Financial Officer of Registrant

99.1	Explanation of Non-GAAP Financial Measures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Agreement relates to executive compensation.

E-1