Form 10-Q
period 2014-06-30
WebMD Health Corp.
filed 2014-08-08
CIK 1326583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Yes  ☐        No  ☑

As of August 4, 2014, the Registrant had 39,129,148 shares of Common Stock outstanding (including unvested shares of restricted Common Stock).

WEBMD HEALTH CORP.

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2014

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

iii

PART I

FINANCIAL INFORMATION

ITEM	1. Financial Statements

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2014	December 31, 2013
ASSETS	(unaudited )
Current assets:
Cash and cash equivalents	$781,311	$824,880
Accounts receivable, net of allowance for doubtful accounts of $747 at June 30, 2014 and $793 at December 31, 2013	128,493	124,232
Prepaid expenses and other current assets	16,141	13,243
Deferred tax assets	13,172	13,620

Total current assets	939,117	975,975
Property and equipment, net	61,301	64,884
Goodwill	202,980	202,980
Intangible assets, net	12,699	13,834
Deferred tax assets	36,463	38,802
Other assets	26,885	29,153

TOTAL ASSETS	$1,279,445	$1,325,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$57,668	$73,739
Deferred revenue	98,336	85,148
Liabilities of discontinued operations	1,506	1,506

Total current liabilities	157,510	160,393
2.25% convertible notes due 2016	252,232	252,232
2.50% convertible notes due 2018	400,000	400,000
1.50% convertible notes due 2020	300,000	300,000
Other long-term liabilities	21,235	22,103

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 650,000,000 shares authorized; 57,437,992 shares issued at June 30, 2014 and December 31, 2013	574	574
Additional paid-in capital	9,240,124	9,273,712
Treasury stock, at cost; 19,332,323 shares at June 30, 2014 and 18,281,498 shares at December 31, 2013	(597,047)	(572,221)
Accumulated deficit	(8,495,183)	(8,511,165)

Stockholders’ equity	148,468	190,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,279,445	$1,325,628

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$140,400	$125,317	$274,232	$238,079
Cost of operations	54,456	51,596	107,020	98,539
Sales and marketing	33,321	31,422	66,232	62,355
General and administrative	22,339	24,282	46,120	47,816
Depreciation and amortization	7,042	6,635	14,370	13,488
Interest income	17	17	32	38
Interest expense	6,172	5,832	12,344	11,664
Other expense	—	1,353	—	1,353

Income before income tax provision	17,087	4,214	28,178	2,902
Income tax provision	7,371	1,603	12,196	1,829

Net income	$9,716	$2,611	$15,982	$1,073

Net income per common share:
Basic	$0.26	$0.05	$0.41	$0.02

Diluted	$0.23	$0.05	$0.38	$0.02

Weighted-average shares outstanding used in computing per share amounts:
Basic	37,819	49,315	38,543	49,161

Diluted	45,801	50,925	46,667	50,175

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$15,982	$1,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,370	13,488
Non-cash interest, net	2,256	2,163
Non-cash stock-based compensation	16,323	21,161
Deferred income taxes	2,803	856
Changes in operating assets and liabilities:
Accounts receivable	(4,261)	2,829
Prepaid expenses and other, net	(2,668)	(3,060)
Accrued expenses and other long-term liabilities	(16,015)	(10,665)
Deferred revenue	13,188	6,149

Net cash provided by operating activities	41,978	33,994

Cash flows from investing activities:
Purchases of property and equipment	(11,446)	(7,367)

Net cash used in investing activities	(11,446)	(7,367)

Cash flows from financing activities:
Proceeds from exercise of stock options	30,147	10,340
Cash used for withholding taxes due on stock-based awards	(10,339)	(1,745)
Purchases of treasury stock	(102,353)	(1,281)
Excess tax benefit on stock-based awards	8,444	363

Net cash (used in) provided by financing activities	(74,101)	7,677

Net (decrease) increase in cash and cash equivalents	(43,569)	34,304
Cash and cash equivalents at beginning of period	824,880	991,835

Cash and cash equivalents at end of period	$781,311	$1,026,139

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

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and six

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

months ended June 30, 2014 are not necessarily indicative of the operating results to be expected for any subsequent period or for the entire year ending December 31, 2014. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the revenues recognized related to the Company’s public portals and private portals during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Public portal advertising and sponsorship	$116,212	$105,783	$225,415	$199,221
Private portal services	24,188	19,534	48,817	38,858

	$140,400	$125,317	$274,232	$238,079

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income — Basic	$9,716	$2,611	$15,982	$1,073
Interest expense on 1.50% Notes, net of tax	864	—	1,728	—

Net income — Diluted	$10,580	$2,611	$17,710	$1,073

Denominator:
Weighted-average shares — Basic	37,819	49,315	38,543	49,161
Stock options and restricted stock	2,301	1,610	2,443	1,014
1.50% Notes	5,681	—	5,681	—

Adjusted weighted-average shares after assumed conversions — Diluted	45,801	50,925	46,667	50,175

Net income per common share:
Basic	$0.26	$0.05	$0.41	$0.02

Diluted	$0.23	$0.05	$0.38	$0.02

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Options and restricted stock	2,688	5,768	2,584	9,091
2.50% Notes	6,191	6,129	6,191	6,129
2.25% Notes	3,503	5,500	3,503	5,500

	12,382	17,397	12,278	20,720

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The revised guidance is effective for the Company beginning in the quarter ending March 31, 2015; early adoption is permitted. The Company has not yet determined the impact the revised guidance will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for the Company beginning in the quarter ending March 31, 2017; early adoption is prohibited. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet determined the impact of the new standard on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The new standard is effective for the Company beginning in the quarter ending March 31, 2016; early adoption is permitted. The Company has not yet determined the impact the revised guidance will have on its consolidated financial statements.

2.    Convertible Notes

2.50% Convertible Notes due 2018

On January 11, 2011, the Company issued $400,000 aggregate principal amount of its 2.50% Convertible Notes due 2018 (the “2.50% Notes”) in a private offering. Unless previously converted, the 2.50% Notes will

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On September 30, 2013, the Company repurchased $100,000 principal amount of its 2.25% Notes for $101,750 in cash in a privately negotiated transaction. Also during the three months ended December 31, 2013, the Company repurchased $47,768 principal amount of its 2.25% Notes for $48,604 in cash in the open market. The Company recognized pre-tax losses of $3,296 and $1,575 during the three months ended September 30, 2013 and December 31, 2013, respectively, related to these repurchases. The losses include the expensing of the remaining deferred issuance costs outstanding related to the repurchased notes. As of June 30, 2014 and December 31, 2013, the remaining principal amount of the 2.25% Notes outstanding was $252,232, which, in the aggregate, is convertible into 3,503,099 shares of Common Stock.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company did not have any Level 2 or Level 3 assets during the periods presented. The Company’s cash and cash equivalents, which were $781,311 and $824,880 as of June 30, 2014 and December 31, 2013, respectively, represented the only Level 1 assets during the periods presented that were measured and recorded at fair value on a recurring basis. The cost basis of the Company’s cash and cash equivalents was consistent with the fair value.

The Company also holds an investment in a privately held company which is carried at cost, and not subject to fair value measurements. However, if events or circumstances indicate that its carrying amount may not be recoverable, it would be reviewed for impairment. The total amount of this investment is $6,471 and it is included in other assets on the accompanying consolidated balance sheets.

For disclosure purposes, the Company is required to measure the outstanding value of its debt on a recurring basis. The following table presents the carrying value and estimated fair value (based on Level 1 market price data) of the Company’s convertible notes that were carried at historical cost as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2.25% Notes	$252,232	$260,276	$252,232	$252,863
2.50% Notes	400,000	421,000	400,000	394,400
1.50% Notes	300,000	335,223	300,000	294,852

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.    Stock Repurchase Program

In August 2011, the Board of Directors established a stock repurchase program (the “Program”) through which the Company was authorized to use up to $75,000 to purchase shares of WebMD Common Stock, from time to time, in the open market through block trades or in private transactions, depending on market conditions and other factors. In October 2011, February 2014, March 2014 and April 2014, the Company’s Board of Directors authorized increases to the Program of $75,000, $50,000, $40,000 and $30,000, respectively. During the three and six months ended June 30, 2014, the Company repurchased 864,183 shares and 2,459,087 shares, respectively, at an aggregate cost of $34,847 and $102,353, respectively, under the Program. During the six months ended June 30, 2013, the Company repurchased 45,166 shares at an aggregate cost of $712 under the Program. No shares were repurchased under the Program during the three months ended June 30, 2013. Additionally, during the six months ended June 30, 2013, the Company paid cash of $569 related to the repurchase of 39,857 shares in 2012 that settled in 2013. As of June 30, 2014, $37,511 remained available for repurchases under the Program.

5.    Intangible Assets

Intangible assets consist of the following:

	June 30, 2014				December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life(a)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life(a)
Content	$15,954	$(15,954)	$—	—	$15,954	$(15,954)	$—	—
Customer relationships	34,057	(26,081)	7,976	4.0	34,057	(25,035)	9,022	4.5
Technology and patents	14,700	(14,700)	—	—	14,700	(14,700)	—	—
Trade names-definite lives	2,530	(2,271)	259	1.5	2,530	(2,182)	348	2.0
Trade names-indefinite lives	4,464	—	4,464	n/a	4,464	—	4,464	n/a

Total	$71,705	$(59,006)	$12,699		$71,705	$(57,871)	$13,834

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

Amortization expense was $567 and $1,135 during the three and six months ended June 30, 2014, respectively, and $568 and $1,135 during the three and six months ended June 30, 2013, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year Ending December 31:
2014 (July 1st to December 31st)	$1,136
2015	$2,261
2016	$2,059
2017	$1,513
2018	$1,266

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Commitments and Contingencies

Legal Proceedings

National Jewish Health v. WebMD Health Services Group, Inc. and WebMD Health Corp.

On October 25, 2012, National Jewish Health, a Colorado non-profit corporation, filed a complaint against the Company in United States District Court for the District of Colorado alleging copyright infringement, misappropriation of trade secrets, tortious interference with prospective business relations, and breach of contract. The allegations relate to a condition management program of the Company’s private portals. The complaint seeks injunctive relief, as well as damages of $8,000 to $10,000. The Court issued a Scheduling Order on February 11, 2013 and the parties completed fact discovery on August 9, 2013. The Plaintiff had filed a motion seeking to extend the discovery period that was opposed by the Company. The Court appointed a Special Master to decide the motion and the Special Master denied Plaintiff’s motion in a Report and Recommendation filed on March 24, 2014 that was adopted by the Court on March 25, 2014. Each party also filed a motion for partial summary judgment. Plaintiff sought partial summary judgment on the issue of breach of contract, alleging that the Company breached a non-disclosure agreement; and the Company sought summary judgment on the issue of damages, alleging that Plaintiff has introduced no evidence that it has suffered any damages as a result of any of the claims that it has alleged against the Company. The Court heard oral arguments on both motions on July 2, 2014 and issued an order denying both motions on July 3, 2014. On March 25, 2014, the Court held a Final Pretrial Conference and entered the parties’ proposed Final Pretrial Order. A 10-day jury trial has been set for March 2-13, 2015. The Company believes the Plaintiff’s claims are without merit and intends to vigorously defend against them. The Company is unable to predict the outcome of this action or to reasonably estimate the possible loss or range of loss, if any, arising from the claims asserted therein.

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

Coverage Dispute with Stop Loss Carrier for Health Benefit Plan

The Company sponsors and maintains a self-insured group health and prescription benefit plan (the “Health Plan”) for its eligible employees and their dependents. The Company purchases stop loss insurance coverage on an annual basis to reimburse the Company for claims that exceed certain individual and/or aggregate claim amounts under the Health Plan. On May 7, 2013, the Company was advised that the former stop loss carrier for the Health Plan, Everest Reinsurance Company (“Everest”), was attempting to deny payment for certain medical claims under the Health Plan that were pending under the 2012 stop loss policy, and to recover certain payments

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that had already been made under the 2011 and 2012 stop loss policies. These claims were incurred in 2011 and 2012 and had previously been approved by Horizon Blue Cross and Blue Shield of New Jersey, the third party claims administrator for the Health Plan appointed by the Company. The maximum amount of claims in dispute by Everest is approximately $4,900, of which approximately $1,965 remains unpaid by Everest. On June 27, 2013, the Company filed an action in the Supreme Court, State of New York (“New York Action”), seeking payment from Everest of the $1,965 in outstanding claims. On August 14, 2013, Everest filed an action in the Superior Court, State of New Jersey (“New Jersey Action”), against the Company, the claims administrator and the Company’s insurance broker seeking recovery of approximately $2,935 paid by Everest under the stop loss policies and seeking a declaration that the remaining $1,965 is not payable by Everest. On August 15, 2013, Everest filed a motion in the New York Action seeking to dismiss the complaint filed by the Company on forum non conveniens grounds. On October 3, 2013, the New York Action court granted the Company’s motion for a temporary restraining order and stayed the New Jersey Action pending adjudication of Everest’s motion to dismiss the New York Action and the Company’s cross motion to dismiss the New Jersey Action. A preliminary injunction hearing was held on November 7, 2013 in the New York Action, following which, the New York Action court issued orders: (i) denying Everest’s motion to dismiss (or, in the alternative, for a stay of) the New York Action; and (ii) granting the Company’s motion enjoining Everest from prosecuting the New Jersey Action pending a stipulation of the parties or further order of the court. Everest answered the New York Action complaint on or about December 9, 2013, including the assertion of counterclaims similar in content and substance to its allegations in the New Jersey Action. Everest then voluntarily dismissed the New Jersey Action on or about December 10, 2013. The parties to the New York Action are currently proceeding with discovery. The Company believes the $1,965 outstanding from Everest will be recoverable. This amount is reflected within prepaid expenses and other current assets in the accompanying consolidated balance sheets as of June 30, 2014 and December 31, 2013. Additionally, the Company believes that the $2,935 previously paid by Everest will not be repayable by the Company. Accordingly, no provision has been recorded in the accompanying financial statements related to this matter.

Traffic Information, LLC v. WebMD LLC

On June 25, 2014, Traffic Information, LLC filed an action against the Company in the United States District Court in the Eastern District of Texas. The complaint alleges that the Company directly infringes and has induced infringement of U.S. Patent No. 6,785,606 issued on August 31, 2004. The complaint seeks injunctive relief, as well as damages in unspecified amounts. The Company believes that the Plaintiff’s claims are without merit. The Company is unable to predict the outcome of this action or to reasonably estimate the possible loss or range of loss, if any, arising from the claims asserted therein.

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

The 2005 Long-Term Incentive Plan (as amended, the “2005 Plan”) is the only existing plan under which future grants can be made. The maximum number of shares of the Company’s Common Stock that may be

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to awards under the 2005 Plan was 21,575,000 as of June 30, 2014, subject to adjustment in accordance with the terms of the 2005 Plan. The Company had an aggregate of 768,132 shares of Common Stock available for future grants under the 2005 Plan at June 30, 2014.

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

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value(a)
Outstanding at January 1, 2014	11,429,279	$29.12
Granted	483,000	42.22
Exercised	(1,759,129)	26.13
Cancelled	(657,051)	31.72

Outstanding at June 30, 2014	9,496,099	$30.16	7.0	$174,212

Vested and exercisable at the end of the period	4,398,734	$29.86	5.1	$82,843

(a)	The aggregate intrinsic value is based on the market price of the Company’s Common Stock on June 30, 2014, which was $48.30, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on June 30, 2014.

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

	Six Months Ended June 30,
	2014	2013
Expected dividend yield	0.0%	0.0%
Expected volatility	0.48-0.49	0.43-0.46
Risk-free interest rate	1.28%-1.72%	0.55%-1.23%
Expected term (years)	4.3-5.0	4.5-5.1
Weighted-average fair value of options granted during the period	$17.82	$8.61

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2014	1,184,961	$33.07
Granted	89,500	44.41
Vested	(226,828)	33.44
Forfeited	(96,625)	29.70

Balance at June 30, 2014	951,008	$34.39

Proceeds received from the exercise of options to purchase shares of the Company’s Common Stock were $12,665 and $30,147 during the three and six months ended June 30, 2014, respectively, and $9,668 and $10,340 during the three and six months ended June 30, 2013, respectively. Additionally, in connection with the exercise of certain stock options and the vesting of restricted stock, the Company made payments of $5,013 and $10,339 during the three and six months ended June 30, 2014, respectively, and $1,571 and $1,745 during the three and six months ended June 30, 2013, respectively, related to employee statutory withholding taxes that were satisfied by withholding shares of Common Stock of equal value from the respective employees. The proceeds and payments described above are reflected within cash flows from financing activities within the accompanying consolidated statements of cash flows.

The intrinsic value related to stock options that were exercised, combined with the fair value of shares of restricted stock that vested, aggregated $19,512 and $45,495 for the three and six months ended June 30, 2014, respectively, and $5,954 and $8,675 for the three and six months ended June 30, 2013, respectively.

Other

Each year, the Company issues shares of its Common Stock to each WebMD non-employee director with a value equal to their annual board and committee retainers. The Company recorded $77 and $154 of stock-based compensation expense for the three and six months ended June 30, 2014, respectively, and $94 and $188 of stock-based compensation expense for the three and six months ended June 30, 2013, respectively, in connection with these issuances.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	$4,953	$7,247	$10,419	$13,861
Restricted stock	2,603	3,883	5,750	7,112
Other	77	94	154	188

Total stock-based compensation expense	$7,633	$11,224	$16,323	$21,161

Included in:
Cost of operations	$1,429	$1,471	$2,893	$3,341
Sales and marketing	1,694	1,997	3,799	4,520
General and administrative	4,510	7,756	9,631	13,300

Total stock-based compensation expense	$7,633	$11,224	$16,323	$21,161

As of June 30, 2014, approximately $60,200 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 2.9 years, related to the Plans.

Tax benefits attributable to stock-based compensation represented 39% of stock-based compensation expense for all periods presented.

8.    Other Expense

For the three and six months ended June 30, 2013, other expense consisted of cash severance and related expenses due to the May 2013 departure of a Chief Executive Officer of the Company.

9.    Subsequent Event

On August 5, 2014, the Company announced its intention to commence a tender offer to purchase up to 2,000,000 shares of its Common Stock at a price of $48.50 per share. The tender offer is expected to commence within approximately one week of that announcement and to be open for 20 business days from the commencement, subject to a number of terms and conditions.

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

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report and is intended to provide an understanding of our results of operations, financial condition and changes in our results of operations and financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides: a general description of our company and its business; background information on certain trends, transactions and other developments affecting our company; and a discussion of how seasonal factors may impact the timing of our revenue.

•	Critical Accounting Estimates and Policies. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective and often complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (which we refer to as the SEC).

•	Results of Operations and Supplemental Financial and Operating Information. These sections provide our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on a consolidated basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of June 30, 2014.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

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

•	Traffic Trends. In the second quarter of 2014, The WebMD Health Network reached an average of approximately 179 million monthly unique visitors and delivered approximately 3.5 billion page views during the quarter, increases of 43% and 31%, respectively, over the prior year period. Traffic to our online portals for physicians and other healthcare professionals averaged approximately 6.1 million physician sessions per month in the second quarter of 2014, an increase of approximately 11% over the prior year period. One factor that had significantly reduced traffic, in the first half of 2013, to some of the consumer sites in The WebMD Health Network (other than WebMD.com, our flagship site) was changes in Google’s algorithms and other processes that lowered the ranking of those sites in Google search results. Starting in July 2013, we began to see a reversal of that trend. We intend to continue our efforts to increase our page views by providing quality content and tools, as well as by designing our Websites to deliver that content and tools in ways that will cause them to rank well in algorithmic search engine results (which is commonly referred to as search engine optimization or SEO). However, we cannot be certain that our SEO efforts will result in continued improvement or, if they do, how long that will be maintained.

Consumers and healthcare professionals are increasingly using smartphones, tablets and other mobile devices to access the Internet, with physicians increasingly using mobile devices during treatment at the point of care. Accordingly, the portion of our page views from mobile devices has increased rapidly in the past several years as usage has increased on mobile devices, and increased utilization of our mobile offerings was the primary driver of our traffic growth in the second quarter of 2014. During the second quarter of 2014, approximately 29% of our page views came from a U.S. personal computer (or PC); approximately 36% came from a U.S. smartphone; approximately 8% came from a U.S. tablet device; and approximately 27% came from non-U.S. sources. However, when engaging with our health and wellness content and tools, users continue to rely on the larger screen size of a PC or tablet for many of their activities and we have seen the number of unique visitors to our U.S. PC-based offerings continue to grow. Combined U.S. PC and tablet page view traffic to The WebMD Health Network was up approximately 8% in the second quarter of 2014, as compared to the prior year period, with increased tablet page views, up 42%, and PC page views, up 1%, from the prior year period. Tablets provide a similar user experience to PCs and we are able to monetize them similarly, so we believe that combined page views from PCs and tablets is a useful metric.

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

•	Other Initiatives. We are pursuing, and intend to continue to identify, new business opportunities where our consumer and physician audiences and our resources can be leveraged to develop additional products and services. Examples of initiatives we are working on include the following:

—	In June 2014, we launched WebMD Healthy Target, an integrated health improvement program available within WebMD’s flagship mobile app for iPhone. WebMD Healthy Target uses biometric device data from activity trackers, wireless scales and glucose meters to deliver contextually relevant content and motivational tips to individuals looking to develop sustainable health-conscious habits. WebMD Healthy Target provides valuable assistance to individuals looking to manage chronic conditions like Type 2 diabetes and obesity, as well as to a broader audience interested in achieving their fitness goals or more generally living a healthier lifestyle.

—	We expect to introduce services later this year or in early 2015 that will allow healthcare consumers to manage their health information in one place, including medical records, laboratory results, biometric device data, claims information and other third-party data, and will link consumers with providers across the healthcare industry, including physicians, hospitals, laboratories and pharmacies, allowing them to communicate and share data in a secure environment.

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

On August 5, 2014, we announced our intention to commence a tender offer to purchase up to 2,000,000 shares of our Common Stock at a price of $48.50 per share (which we refer to as the 2014 Tender Offer). The 2014 Tender Offer is expected to commence within approximately one week of that announcement and to be open for 20 business days from the commencement, subject to a number of terms and conditions.

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

During 2014 (through the end of July), we repurchased 2,484,087 shares of our Common Stock at an aggregate cost of $103,602 through our stock repurchase program. Our Board of Directors authorized increases to our stock repurchase program of $50,000, $40,000 and $30,000 in February 2014, March 2014 and April 2014, respectively. As of July 31, 2014, $36,262 remained available for repurchases under the program.

Convertible Notes.    On January 11, 2011, we issued $400,000 aggregate principal amount of 2.50% Convertible Notes due 2018 (which we refer to as the 2.50% Notes) in a private offering. Unless previously converted, the 2.50% Notes will mature on January 31, 2018. Net proceeds from the sale of the 2.50% Notes were approximately $387,345, after deducting the related offering expenses, of which approximately $100,000 was used by us to repurchase 1,920,490 shares of WebMD Common Stock at a price of $52.07 per share, the last reported sale price of WebMD Common Stock on January 5, 2011, which repurchase settled on January 11, 2011. Interest on the 2.50% Notes is payable semi-annually on January 31 and July 31 of each year, commencing July 31, 2011. Under the terms of the 2.50% Notes, as adjusted in April 2012 following completion of a tender offer and in September 2013 following completion of the 2013 Tender Offer, holders may surrender their 2.50% Notes for conversion into WebMD Common Stock at a conversion rate of 15.4764 shares of WebMD Common Stock per thousand dollars principal amount of the 2.50% Notes. This is equivalent to a conversion price of approximately $64.61 per share of Common Stock. In the aggregate, the 2.50% Notes were convertible into 6,190,560 shares of Common Stock as of June 30, 2014.

On March 14, 2011, we issued $400,000 aggregate principal amount of 2.25% Convertible Notes due 2016 (which we refer to as the 2.25% Notes) in a private offering. Unless previously converted, the 2.25% Notes will mature on March 31, 2016. Net proceeds from the sale of the 2.25% Notes were approximately $387,400, after deducting the related offering expenses, of which approximately $50,000 was used to repurchase 868,507 shares of WebMD Common Stock at a price of $57.57 per share, the last reported sale price of WebMD Common Stock on March 8, 2011, which repurchase settled on March 14, 2011. Interest on the 2.25% Notes is payable semi-annually on March 31 and September 30 of each year, commencing September 30, 2011. Under the terms of the 2.25% Notes, as adjusted in April 2012 following completion of a tender offer and in September 2013 following completion of the 2013 Tender Offer, holders may surrender their 2.25% Notes for conversion into WebMD Common Stock at a conversion rate of 13.8884 shares of Common Stock per thousand dollars principal amount of the 2.25% Notes. This is equivalent to a conversion price of approximately $72.00 per share of Common Stock. In the aggregate, the 2.25% Notes were convertible into 3,503,099 shares of Common Stock as of June 30, 2014, at which time the remaining outstanding principal amount was $252,232. During 2013, we repurchased a total of $147,768 principal amount of our 2.25% Notes for $150,354 in cash and we recognized a pre-tax loss of $4,871 related to these repurchases which included the expensing of the remaining deferred issuance costs outstanding related to the repurchased 2.25% Notes.

On November 26, 2013, we issued $300,000 aggregate principal amount of 1.50% Convertible Notes due 2020 (which we refer to as the 1.50% Notes) in a private offering. Unless previously converted, the 1.50% Notes will mature on December 1, 2020. Net proceeds from the sale of the 1.50% Notes were approximately $291,823, after deducting the related offering expenses. Interest on the 1.50% Notes is payable semi-annually on June 1 and December 1 of each year, commencing June 1, 2014. Under the terms of the 1.50% Notes, holders may surrender their 1.50% Notes for conversion into WebMD Common Stock at a conversion rate of 18.9362 shares of Common Stock per thousand dollars principal amount of the 1.50% Notes. This is equivalent to a conversion price of approximately $52.81 per share of Common Stock. In the aggregate, the 1.50% Notes were convertible into 5,680,860 shares of Common Stock as of June 30, 2014.

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

•	Long-Lived Assets. Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on fair value using exit price and market participant view, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill and indefinite-lived intangible assets, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill and indefinite-lived intangible assets, whenever indicators of impairment are present. We evaluate the carrying value of goodwill and indefinite-lived intangible assets annually, or whenever indicators of impairment are present. We test goodwill for impairment at the reporting unit level only when, after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value. Long-lived assets held for sale are reported at the lower of cost or fair value less cost to sell. There was no impairment of goodwill or indefinite-lived intangible assets during 2013 or the first half of 2014.

•

Stock-Based Compensation.    Stock-based compensation expense for all share-based payment awards granted is determined based on the grant date fair value. The grant date fair value for stock options is estimated using the Black-Scholes Option Pricing Model. We recognize these compensation costs net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment awards. As of June 30, 2014, there was approximately $60,200 of unrecognized stock-based compensation expense (net of estimated forfeitures) related to unvested stock options and restricted stock awards held by employees, which is expected to be recognized over a weighted-average period of approximately 2.9 years, related to our stock-based compensation plans.

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

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	$	%(a)	$	%(a)	$	%(a)	$	%(a)
Revenue	$140,400	100.0	$125,317	100.0	$274,232	100.0	$238,079	100.0
Cost of operations	54,456	38.8	51,596	41.2	107,020	39.0	98,539	41.4
Sales and marketing	33,321	23.7	31,422	25.1	66,232	24.2	62,355	26.2
General and administrative	22,339	15.9	24,282	19.4	46,120	16.8	47,816	20.1
Depreciation and amortization	7,042	5.0	6,635	5.3	14,370	5.2	13,488	5.7
Interest income	17	—	17	—	32	—	38	—
Interest expense	6,172	4.4	5,832	4.7	12,344	4.5	11,664	4.9
Other expense	—	—	1,353	1.1	—	—	1,353	0.6

Income before income tax provision	17,087	12.2	4,214	3.4	28,178	10.3	2,902	1.2
Income tax provision	7,371	5.3	1,603	1.3	12,196	4.4	1,829	0.8

Net income	$9,716	6.9	$2,611	2.1	$15,982	5.8	$1,073	0.5

(a)	Amounts may not add due to rounding.

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

The following table is a summary of our non-cash expenses included in the respective statements of operations captions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock-based compensation expense included in:
Cost of operations	$1,429	$1,471	$2,893	$3,341
Sales and marketing	1,694	1,997	3,799	4,520
General and administrative	4,510	7,756	9,631	13,300

Total stock-based compensation expense	$7,633	$11,224	$16,323	$21,161

Three and Six Months Ended June 30, 2014 and 2013

The following discussion is a comparison of our results of operations for the three and six months ended June 30, 2014 and 2013.

Revenue

Our total revenue increased 12.0% and 15.2% to $140,400 and $274,232 in the three and six months ended June 30, 2014, respectively, from $125,317 and $238,079 in the prior year periods. The increases were due to increases in advertising and sponsorship revenue from our public portals of $10,429 and $26,194 in the three and six months ended June 30, 2014, respectively, and increases in revenue from our private portals of $4,654 and $9,959 in the three and six months ended June 30, 2014, respectively. For background information, see “— Introduction — Background Information on Certain Trends and Developments Affecting Our Business — Other Factors Affecting the Demand for Our Advertising and Sponsorship Services” above. A more detailed discussion regarding changes in revenue is included below under “— Supplemental Financial and Operating Information.”

Costs and Expenses

Cost of Operations.    Cost of operations was $54,456 and $107,020 for the three and six months ended June 30, 2014, respectively, compared to $51,596 and $98,539 in the prior year periods. As a percentage of revenue, cost of operations was 38.8% and 39.0% for the three and six months ended June 30, 2014, respectively, compared to 41.2% and 41.4% for the prior year periods. Included in cost of operations were non-cash expenses related to stock-based compensation of $1,429 and $2,893 for the three and six months ended June 30, 2014, respectively, compared to $1,471 and $3,341 in the prior year periods. Cost of operations, excluding such non-cash expenses, was $53,027 and $104,127 for the three and six months ended June 30, 2014, respectively, or 37.8% and 38.0% of revenue, compared to $50,125 and $95,198, or 40.0% and 40.0% of revenue for the prior year periods. The increase in absolute dollars for the three and six months ended June 30, 2014 compared to the prior year periods was primarily attributable to the increased expense associated with the delivery of our advertising and sponsorship programs and the increased traffic to our Websites. The decrease as a percentage of revenue, excluding the non-cash expenses discussed above, for the three and six months ended June 30, 2014 compared to the prior year periods was due to the increase in revenue of 12.0% and 15.2% without a commensurate increase in our cost of operations expense as certain of these expenses are fixed in nature.

Sales and Marketing.    Sales and marketing expense was to $33,321 and $66,232 for the three and six months ended June 30, 2014, respectively, compared to $31,422 and $62,355 in the prior year periods. As a percentage of revenue, sales and marketing expense was 23.7% and 24.2% for the three and six months ended June 30, 2014, respectively, compared to 25.1% and 26.2% for the prior year periods. Included in sales and marketing expense were non-cash expenses related to stock-based compensation of $1,694 and $3,799 for the three and six months ended June 30, 2014, respectively, compared to $1,997 and $4,520 in the prior year periods. Sales and marketing expense, excluding such non-cash expenses, was $31,627 and $62,433 for the three and six months ended June 30, 2014, respectively, or 22.5% and 22.8% of revenue, compared to $29,425 and $57,835, or 23.5% and 24.3% of revenue for the prior year periods. The increase in absolute dollars was primarily attributable to an increase in certain compensation and other personnel related costs due to increased staffing and sales commissions related to the higher revenue for the three and six months ended June 30, 2014 compared to the prior year periods. The decrease as a percentage of revenue, excluding the non-cash expenses discussed above, for the three and six months ended June 30, 2014 compared to the prior year periods was primarily due to the increase in our revenue of 12.0% and 15.2% without a commensurate increase in our sales and marketing expenses as certain of these expenses are fixed in nature.

General and Administrative.    General and administrative expense was $22,339 and $46,120 for the three and six months ended June 30, 2014, respectively, compared to $24,282 and $47,816 in the prior year periods. As a percentage of revenue, general and administrative expense was 15.9% and 16.8% for the three and six months ended June 30, 2014, respectively, compared to 19.4% and 20.1% in the prior year periods. Included in general and administrative expense were non-cash expenses related to stock-based compensation of $4,510 and $9,631 for the three and six months ended June 30, 2014, respectively, compared to $7,756 and $13,300 in the prior year periods. The decrease in non-cash stock-based compensation expense for the three and six months ended June 30, 2014 compared to the prior year periods was primarily due to the acceleration of stock-based compensation expense, during the three months ended June 30, 2013, related to certain equity awards held by our former Chief Executive Officer in connection with his severance agreement. General and administrative expense, excluding such non-cash expenses, was $17,829 and $36,489 for the three and six months ended June 30, 2014, respectively, or 12.7% and $13.3% or revenue, compared to $16,526 and $34,516, or 13.2% and 14.5% of revenue for the prior year periods. The decrease as a percentage of revenue, excluding the non-cash expenses discussed above, for the three and six months ended June 30, 2014 compared to the prior year periods was primarily due to the increase in our revenue of 12.0% and 15.2% without a commensurate increase in our general and administrative expenses as certain of these expenses are fixed in nature.

Depreciation and Amortization.    Depreciation and amortization expense was $7,042 and $14,370 for the three and six months ended June 30, 2014, respectively, compared to $6,635 and $13,488 in the prior year periods.

Interest Income.    Interest income was $17 and $32 for the three and six months ended June 30, 2014, respectively, compared to $17 and $38 in the prior year periods.

Interest Expense.    Interest expense was $6,172 and $12,344 for the three and six months ended June 30, 2014, respectively, compared to $5,832 and $11,664 in the prior year periods. These amounts included non-cash interest expense, related to the amortization of debt issuance costs for convertible debt, of $1,128 and $2,256 for the three and six months ended June 30, 2014, respectively, compared to $1,081 and $2,163 in the prior year periods. Interest expense increased during the three and six months ended June 30, 2014, compared to the prior year periods, primarily as a result of our 1.50% Notes that were issued on November 26, 2013.

Other Expense.    Other expense of $1,353 for the three and six months ended June 30, 2013 includes cash severance and related expenses due to the May 2013 departure of a Chief Executive Officer of the Company.

Income Tax Provision.    The income tax provision was $7,371 and $12,196 for the three and six months ended June 30, 2014, respectively, compared to $1,603 and $1,829 in the prior year periods. During the three and six months ended June 30, 2014, the income tax provision represented 43.1% and 43.3% of pre-tax income, respectively. This effective tax rate exceeded our statutory tax rate as a result of certain expenses that are non-deductible for income tax purposes.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue
Public portal advertising and sponsorship	$116,212	$105,783	$225,415	$199,221
Private portal services	24,188	19,534	48,817	38,858

	$140,400	$125,317	$274,232	$238,079

Earnings before interest, taxes, non-cash and other items (Adjusted EBITDA)	$37,917	$29,241	$71,183	$50,530
Interest, taxes, non-cash and other items
Interest income	17	17	32	38
Interest expense	(6,172)	(5,832)	(12,344)	(11,664)
Income tax provision	(7,371)	(1,603)	(12,196)	(1,829)
Depreciation and amortization	(7,042)	(6,635)	(14,370)	(13,488)
Non-cash stock-based compensation	(7,633)	(11,224)	(16,323)	(21,161)
Other expense	—	(1,353)	—	(1,353)

Net income	$9,716	$2,611	$15,982	$1,073

The following discussion is a comparison of the results of operations for our two groups of revenue and our Adjusted EBITDA for the three and six months ended June 30, 2014 and 2013.

Public Portal Advertising and Sponsorship.    Public portal advertising and sponsorship revenue was $116,212 and $225,415 in the three and six months ended June 30, 2014, respectively, an increase of $10,429 and $26,194, or 9.9% and 13.1% from the prior year periods. This increase was primarily attributable to the increased adoption of our advertising and sponsorship offerings by biopharma and consumer products companies. In general, pricing remained relatively stable for our public portal advertising and sponsorship offerings and was not a significant source of the revenue increase. For a more detailed discussion, see “Introduction — Background Information on Certain Trends and Developments Affecting Our Business — Other Factors Affecting the Demand for Our Advertising and Sponsorship Services.”

Private Portal Services.    Private portal services revenue was $24,188 and $48,817 in the three and six months ended June 30, 2014, respectively, an increase of $4,654 and $9,959, or 23.8% and 25.6% from the prior year periods. This increase was attributable to the January 1, 2014 launch of our contract with the Blue Cross Blue Shield Federal Employee Program. In general, pricing remained relatively stable for our private portal services and was not a significant source of the revenue increase. The number of customers using our private portal platform at June 30, 2014 was 100 compared to 110 customers using our private portal platform at June 30, 2013.

Adjusted EBITDA.    Adjusted EBITDA increased to $37,917 and $71,183 during the three and six months ended June 30, 2014, respectively, compared to $29,241 and $50,530 in the prior year periods. As a percentage of revenue, Adjusted EBITDA was 27.0% and 26.0% of revenue in the three and six months ended June 30, 2014, respectively, compared to 23.3% and 21.2% of revenue in the prior year periods. This increase as a percentage of revenue was primarily due to the higher revenue in 2014. Many of our expenses are fixed in nature and do not vary directly with revenue, and accordingly, our Adjusted EBITDA as a percentage of revenue will fluctuate primarily as a result of changes in our revenue.

Explanatory Note Regarding Adjusted EBITDA.    Adjusted EBITDA is a non-GAAP financial measure and should be viewed as supplemental to, and not as an alternative for, “net income” calculated in accordance with GAAP. Our management uses Adjusted EBITDA as an additional measure of performance for purposes of business decision-making, including developing budgets, managing expenditures, and evaluating potential acquisitions or divestitures. Period-to-period comparisons of Adjusted EBITDA help our management identify additional trends in financial results that may not be shown solely by period-to-period comparisons of net income. We believe that the presentation of Adjusted EBITDA is useful to investors in their analysis of our results for reasons similar to the reasons why our management finds it useful and because it helps facilitate investor understanding of decisions made by our management in light of the performance metrics used in making those decisions. In addition, we believe that providing Adjusted EBITDA, together with a reconciliation of Adjusted EBITDA to net income, helps investors make comparisons between us and other companies that may have different capital structures, different effective income tax rates and tax attributes, different capitalized asset values and/or different forms of employee compensation. Please see the “Explanation of Non-GAAP Financial Information” filed as Exhibit 99.1 to this Quarterly Report for additional background information regarding our use of Adjusted EBITDA. Exhibit 99.1 is incorporated in this MD&A by reference.

Liquidity and Capital Resources

As of June 30, 2014, we had $781,311 of cash and cash equivalents, and working capital of $781,607. Our cash and cash equivalents and working capital are affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, the timing of interest payments related to our convertible debt, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities during the six months ended June 30, 2014 was $41,978, which related to net income of $15,982, adjusted for a non-cash income tax provision of $2,803 related to deferred income taxes, and other non-cash expenses of $32,949, which include depreciation and amortization expense, non-cash interest expense and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities resulted in a decrease in cash of $9,756, primarily due to cash used as a result of a decrease in accrued liabilities of $16,015, an increase in accounts receivable of $4,261, and an increase in prepaid and other assets of $2,668, which was offset by cash provided by an increase in deferred revenue of $13,188.

Cash provided by operating activities during the six months ended June 30, 2013 was $33,994, which related to net income of $1,073, adjusted for the non-cash income tax provision of $856 related to deferred income taxes, and other non-cash expenses of $36,812, which include depreciation and amortization expense, non-cash interest expense and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities resulted in a decrease in cash of $4,747, primarily due to cash used as a result of a decrease in accrued liabilities of $10,665 and an increase in prepaid and other assets of $3,060, which was offset by cash provided by a decrease in accounts receivable of $2,829 and an increase in deferred revenue of $6,149.

Cash used in investing activities was $11,446 and $7,367 in the six months ended June 30, 2014 and 2013, respectively, and represents purchases of property and equipment in both periods.

Cash used in financing activities was $74,101 in the six months ended June 30, 2014, compared to cash provided by financing activities of $7,677 in the prior year period. We used cash of $102,353 and $1,281 during the six months ended June 30, 2014 and 2013, respectively, to repurchase shares of our Common Stock through our authorized repurchase program. During the six months ended June 30, 2014 and 2013, we received cash proceeds of $30,147 and $10,340, respectively, related to the exercise of stock options, and used cash of $10,339 and $1,745, respectively, for withholding taxes on stock-based awards. Cash flows from financing activities for the six months ended June 30, 2014 and 2013 also include excess tax benefits on stock-based awards of $8,444 and $363, respectively.

Potential future uses of cash include (a) repurchases of our Common Stock, including repurchases pursuant to our 2014 Tender Offer, and (b) our anticipated capital expenditure requirements for 2014, which we currently estimate to be approximately $25,000 to $30,000 and which relate to improvements that will be deployed across our public and private portal Websites in order to enable us to service future growth in unique users and page views, as well as to create new sponsorship areas for our customers, and to improve the systems used to provide our private portal applications.

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

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The revised guidance is effective for WebMD beginning in the quarter ending March 31, 2015; early adoption is permitted. We have not yet determined the impact the revised guidance will have on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for WebMD beginning in the quarter ending March 31, 2017; early adoption is prohibited. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet determined the impact of the new standard on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The new standard is effective for WebMD beginning in the quarter ending March 31, 2016; early adoption is permitted. We have not yet determined the impact the revised guidance will have on our consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal and maintain adequate liquidity.

The value of our cash and money market investments, which were approximately $781 million at June 30, 2014, are not subject to changes in interest rates.

The 2.50% Notes, the 2.25% Notes and the 1.50% Notes have fixed interest rates; therefore, changes in interest rates will not impact our results of operations or financial position.

ITEM 4.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2014. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of June 30, 2014.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and the Chief Financial Officer, concluded that there were no changes in WebMD’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

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

•

The WebMD Health Network faces competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. We compete for users with Websites and mobile applications that provide health-related information, including both commercial ones and not-for-profit ones. We compete for advertisers and sponsors with: health-related Websites and mobile applications; general interest consumer Websites that offer specialized health sub-channels or functions; other high-

traffic Websites that include both healthcare-related and non-healthcare-related content and services, including social media Websites; search engines that provide specialized health search; and advertising networks that aggregate traffic from multiple sites. The WebMD Health Network also faces competition from traditional media and offline publications and information services.

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

Restrictions on our ability to access or use various forms and sources of data could adversely impact our business

We are increasingly using data analytics based on information that we collect regarding usage of our public portals, as well as other third party sources of data. Our use of data regarding users of our public portals is governed by the privacy policies posted on those sites and is designed to comply with applicable laws and regulations as is our use of any third-party data. In addition, we sell certain information products on a standalone basis utilizing de-identified data that we license from a third-party source. Changes to our ability to access or use data could adversely affect our ability to implement improved analytics or to offer information products on a standalone basis. Accordingly, our business could be adversely impacted if, for any reason (including, but not limited to, changes in applicable laws and regulations) the data we use becomes unavailable or the conditions on its availability are not commercially reasonable or are inconsistent with our planned usage. In addition, the quality of our data analytics depends on the reliability of the information that we are able to obtain. If the information we use contains errors or is otherwise unreliable, analyses we create and actions we take based on those analyses could be wrong, which could hurt our reputation and business.

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

Even if general expenditures by industry participants remain the same or increase, developments in the healthcare industry may result in reduced spending in some or all of the specific market segments that we serve or are planning to serve. For example, use of our products and services could be affected by:

•	changes in the design of health insurance plans;

•	the timing of FDA, or European or other national regulatory authority, approvals of generic products that compete with existing brand name products and any increase in the number or significance of such approvals or of withdrawals of brand name products from the market;

•	the timing of FDA, or European or other national regulatory authority, approvals for new products or for new approved uses for existing products and any decrease in the number or significance of new drugs or medical devices coming to market or new approved uses for existing such products; and

•	decreases in marketing expenditures by pharmaceutical or medical device companies, including as a result of governmental regulation or private initiatives that discourage or prohibit advertising, sponsorship or educational activities by pharmaceutical or medical device companies or that discourage or prohibit their use of online services for some or all such activities.

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

medical devices and claims of nutritional supplements. If the FDA or the Federal Trade Commission (FTC) finds that any of our products and services or any information on The WebMD Health Network, in our mobile applications, or in WebMD Magazine violates applicable regulations and guidance documents, they may take regulatory or judicial action against us and/or the advertiser or sponsor of that information. State attorneys general may take similar action based on their respective states’ consumer protection statutes. Any increase or change in regulation of drug or medical device advertising and promotion could make it more difficult for us to contract for sponsorships and advertising. In the first six months of 2014, the FDA issued several draft guidance documents clarifying the application of the FDA’s promotional regulations to certain content on social media Websites. We cannot predict how our customers or others in the industry might implement the FDA’s guidance in the future or how its implementation might affect our business. Recent private industry initiatives have resulted in voluntary restrictions, which advertisers and sponsors have agreed to follow.

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

•

Regulation of Mobile Medical Applications. In September 2013, the FDA issued final guidance regarding mobile medical applications, announcing the agency’s intent to regulate only those mobile applications that meet the agency’s definition of “device” and could pose a risk to patients’ safety if they fail to work as intended. The FDA intended to exercise enforcement discretion with respect to certain lower risk mobile applications that meet the device definition. Mobile applications that do not meet the device definition are beyond the FDA’s jurisdiction, and therefore, not subject to the agency’s oversight. In June 2014, the FDA issued draft guidance which amended the September 2013 guidance, clarifying that the agency does not intend to enforce compliance with the regulatory controls that apply to medical device data systems, medical image storage devices, and medical image communications devices. In light of these FDA guidances, we believe that none of our existing online services and mobile applications are subject to regulation as a medical device under applicable FDA regulations. We are required to determine whether FDA regulations would apply to any of our applications and the FDA could disagree with the determination we have made. It is also possible that products or services that we may offer in the future could subject us to such regulation or that current rules could change or be interpreted to apply to some of our existing online services or mobile applications. Complying with such regulations could be burdensome and expensive and could delay our introduction of new services or applications.

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

Internet and mobile user privacy, personal data security and the use of consumer information to track online activities are major issues both in the United States and abroad. The FTC and state attorneys general continue to pay close attention to Internet privacy issues and the FTC in May 2014 held a seminar focusing on privacy issues associated with “consumer generated and controlled health data,” which may be relevant to services we offer. The FTC and state attorneys general have otherwise been active in investigating and entering into consent decrees under their current unfair or deceptive trade practices authority with companies because of their online privacy and data security practices. There is a possibility of legislation, regulation and increased enforcement activities relating to privacy and behavioral advertising. In addition, changes in industry practice (whether on their own or when combined with regulatory changes) could adversely impact our ability to deliver advertisements based on online behavior. For example, it is possible that at some point in the future, it will be a common Internet practice for Websites to honor “Do Not Track” settings in Internet browsers that are turned on by default. Whether through industry practice or in combination with government regulation, such a development could limit our ability to serve advertisements to consumers based on online behavior on third party sites or on our sites, which could adversely affect our revenue.

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

In Europe, the current national implementations of the existing general data protection Directive 95/46/EC and of the e-Privacy Directive 2002/58/EC provide for criminal and administrative sanctions in case of violations, even though criminal sanctions are very rarely imposed. For example, France and Germany provide for administrative fines of up to 300,000 Euros (approximately 360,000 USD) in case of illegal collection or processing of personal identifiable information. Under the new draft General Data Protection Regulation on data protection proposed by the European Commission in January 2012, as modified by the European Parliament by its plenary vote in March 2014, fines of up to 100,000,000 Euros (approximately 120,000,000 USD) or up to 5% of the global turnover of the infringer could be imposed.

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

During the past several years, educational activities, including CME, directed at physicians have been subject to increased governmental scrutiny to ensure that sponsors do not influence or control the content of the activities. The Department of Justice continues to examine CME sponsorship by manufacturers. In response, pharmaceutical and medical device companies have developed and implemented internal controls and procedures that promote adherence to applicable regulations and requirements. In implementing these controls and procedures, supporters of CME may interpret the regulations and requirements differently and may implement varying procedures or requirements. These controls and procedures:

•	may discourage pharmaceutical and medical device companies from providing grants for independent educational activities;

•	may slow their internal approval for such grants;

•	may reduce the volume of sponsored educational programs that Medscape, LLC produces to levels that are lower than in the past, thereby reducing revenue; and

•	may require Medscape, LLC to make changes to how it offers or provides educational programs, including CME.

Moreover, under the Physician Payments Sunshine Act enacted as part of the Affordable Care Act, pharmaceutical and medical device manufacturers are now required to report to HHS, for publication on a government website beginning later this year, certain direct or indirect payments or transfers of value to physicians or teaching hospitals, potentially including CME sponsorship fees intended for the benefit of physicians. This could negatively affect the willingness of physicians to provide content to, or otherwise work on, our CME programs.

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

In April 2012 and September 2013, WebMD repurchased shares of its Common Stock in tender offers, and on August 5, 2014, WebMD announced its intention to commence a tender offer to purchase up to 2,000,000 shares of its Common Stock at a price of $48.50 per share (collectively, the “Tender Offers”). Completion of the Tender Offers may increase the possibility of another ownership change, which could decrease the existing annual limitation and would apply to all NOL carryforwards and tax credits generated prior to this potential new ownership change.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by WebMD during the three months ended June 30, 2014 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
4/1/14 - 4/30/14	735,807	$40.05	735,402	$42,905,138
5/1/14 - 5/31/14	137,953	$41.70	101,700	$38,646,196
6/1/14 - 6/30/14	49,274	$44.50	27,081	$37,510,821

Total	923,034	$40.54	864,183

(1)	Includes the following number of shares withheld from WebMD Restricted Common Stock that vested during the respective periods in order to satisfy withholding tax requirements related to the vesting of the awards: 405 in April, 36,253 in May and 22,193 in June. The value of these shares was determined based on the closing price of WebMD Common Stock on the date of vesting.

(2)	In August 2011, a stock repurchase program (the “Program”) was established through which WebMD was authorized to use up to $75,000,000 to purchase shares of its Common Stock. WebMD’s Board of Directors authorized increases to the Program of $75,000,000, $50,000,000, $40,000,000 and $30,000,000 in October 2011, February 2014, March 2014 and April 2014, respectively. For additional information, see Note 4 to the Consolidated Financial Statements included in this Quarterly Report.

ITEM 6.    Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBMD HEALTH CORP.

By:	/s/ PETER ANEVSKI
Peter Anevski
Executive Vice President and
Chief Financial Officer

Date: August 8, 2014

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))

10.1	Letter Agreement, dated April 6, 2014, between the Registrant and William Pence (incorporated by reference to Exhibit 10.1 to Amendment No. 1, filed April 7, 2014, to the Registrant’s Current Report on Form 8-K filed on April 4, 2014)*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Section 1350 Certification of Chief Executive Officer of Registrant

32.2	Section 1350 Certification of Chief Financial Officer of Registrant

99.1	Explanation of Non-GAAP Financial Measures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Agreement relates to executive compensation.

E-1