Form 10-Q
period 2014-09-30
WebMD Health Corp.
filed 2014-11-10
CIK 1326583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Yes  ☐        No  ☑

As of November 4, 2014, the Registrant had 37,338,102 shares of Common Stock outstanding (including unvested shares of restricted Common Stock).

WEBMD HEALTH CORP.

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2014

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

iii

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2014	December 31, 2013
ASSETS	(unaudited )
Current assets:
Cash and cash equivalents	$699,847	$824,880
Accounts receivable, net of allowance for doubtful accounts of $579 at September 30, 2014 and $793 at December 31, 2013	113,448	124,232
Prepaid expenses and other current assets	15,091	13,243
Deferred tax assets	12,350	13,620

Total current assets	840,736	975,975
Property and equipment, net	61,238	64,884
Goodwill	202,980	202,980
Intangible assets, net	15,048	13,834
Deferred tax assets	33,297	38,802
Other assets	25,799	29,153

TOTAL ASSETS	$1,179,098	$1,325,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$65,260	$73,739
Deferred revenue	84,247	85,148
Liabilities of discontinued operations	1,506	1,506

Total current liabilities	151,013	160,393
2.25% convertible notes due 2016	252,232	252,232
2.50% convertible notes due 2018	400,000	400,000
1.50% convertible notes due 2020	300,000	300,000
Other long-term liabilities	20,792	22,103

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 650,000,000 shares authorized; 57,437,992 shares issued at September 30, 2014 and December 31, 2013	574	574
Additional paid-in capital	9,205,258	9,273,712
Treasury stock, at cost; 20,724,675 shares at September 30, 2014 and 18,281,498 shares at December 31, 2013	(665,393)	(572,221)
Accumulated deficit	(8,485,378)	(8,511,165)

Stockholders’ equity	55,061	190,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,179,098	$1,325,628

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$143,490	$130,937	$417,722	$369,016
Cost of operations	56,398	53,438	163,418	151,977
Sales and marketing	32,950	32,561	99,182	94,916
General and administrative	23,243	22,689	69,363	70,505
Depreciation and amortization	7,667	6,552	22,037	20,040
Interest income	19	16	51	54
Interest expense	6,171	5,833	18,515	17,497
Loss on convertible notes	—	3,296	—	3,296
Other expense	—	—	—	1,353

Income before income tax provision	17,080	6,584	45,258	9,486
Income tax provision	7,275	3,353	19,471	5,182

Net income	$9,805	$3,231	$25,787	$4,304

Net income per common share:
Basic	$0.26	$0.07	$0.67	$0.09

Diluted	$0.23	$0.06	$0.61	$0.09

Weighted-average shares outstanding used in computing per share amounts:
Basic	37,960	48,540	38,349	48,954

Diluted	45,757	50,594	46,364	50,315

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$25,787	$4,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,037	20,040
Non-cash interest, net	3,384	3,245
Non-cash stock-based compensation	24,725	30,632
Deferred income taxes	6,791	4,592
Loss on convertible notes	—	3,296
Changes in operating assets and liabilities:
Accounts receivable	10,784	6,917
Prepaid expenses and other, net	(2,429)	(100)
Accrued expenses and other long-term liabilities	(9,319)	(5,689)
Deferred revenue	(901)	(5,326)

Net cash provided by operating activities	80,859	61,911

Cash flows from investing activities:
Cash paid in business combination	(3,182)	—
Purchases of property and equipment	(17,964)	(9,901)
Proceeds from sale of property and equipment	—	1,381

Net cash used in investing activities	(21,146)	(8,520)

Cash flows from financing activities:
Proceeds from exercise of stock options	35,857	19,482
Cash used for withholding taxes due on stock-based awards	(31,294)	(7,321)
Repurchase of convertible notes	—	(101,750)
Repurchase of shares through tender offers	(97,560)	(170,516)
Purchases of treasury stock	(103,602)	(9,023)
Excess tax benefit on stock-based awards	11,853	—

Net cash used in financing activities	(184,746)	(269,128)

Net decrease in cash and cash equivalents	(125,033)	(215,737)
Cash and cash equivalents at beginning of period	824,880	991,835

Cash and cash equivalents at end of period	$699,847	$776,098

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

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

necessary for a fair presentation of the interim periods presented. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results to be expected for any subsequent period or for the entire year ending December 31, 2014. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the revenues recognized related to the Company’s public portals and private portals during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Public portal advertising and sponsorship	$117,695	$109,608	$343,110	$308,829
Private portal services	25,795	21,329	74,612	60,187

	$143,490	$130,937	$417,722	$369,016

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income — Basic	$9,805	$3,231	$25,787	$4,304
Interest expense on 1.50% Notes, net of tax	864	—	2,592	—

Net income — Diluted	$10,669	$3,231	$28,379	$4,304

Denominator:
Weighted-average shares — Basic	37,960	48,540	38,349	48,954
Stock options and restricted stock	2,113	2,054	2,333	1,361
1.50% Notes	5,684	—	5,682	—

Adjusted weighted-average shares after assumed conversions — Diluted	45,757	50,594	46,364	50,315

Net income per common share:
Basic	$0.26	$0.07	$0.67	$0.09

Diluted	$0.23	$0.06	$0.61	$0.09

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Options and restricted stock	2,012	4,434	2,529	6,800
2.50% Notes	6,194	6,142	6,192	6,133
2.25% Notes	3,505	5,497	3,504	5,499

	11,711	16,073	12,225	18,432

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Effective April 4, 2012, after giving effect to an adjustment resulting from a tender offer for the Company’s Common Stock that the Company completed on April 3, 2012, the conversion rate was adjusted to 15.3223 shares of Common Stock per thousand dollars principal amount of the 2.50% Notes. This was equivalent to an adjusted conversion price of approximately $65.26 per share of Common Stock. In the aggregate, the 2.50% Notes were convertible into 6,128,920 shares of Common Stock following the April 4, 2012 adjustment. Effective September 11, 2013, after giving effect to an adjustment resulting from a tender offer for the Company’s Common Stock that the Company completed on September 10, 2013 (see Note 4 for additional discussion), the conversion rate was adjusted to 15.4764 shares of Common Stock per thousand dollars principal amount of the 2.50% Notes. This was equivalent to an adjusted conversion price of approximately $64.61 per share of Common Stock. In the aggregate, the 2.50% Notes were convertible into 6,190,560 shares of Common Stock following the September 11, 2013 adjustment.

Effective September 10, 2014, after giving effect to an adjustment resulting from a tender offer for the Company’s Common Stock that the Company completed on September 9, 2014 (see Note 4 for additional discussion), the conversion rate was adjusted to 15.5118 shares of Common Stock per thousand dollars principal amount of the 2.50% Notes. This is equivalent to an adjusted conversion price of approximately $64.47 per share of Common Stock. In the aggregate, the 2.50% Notes are convertible into 6,204,720 shares of Common Stock following the September 10, 2014 adjustment.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Effective April 4, 2012, after giving effect to an adjustment resulting from a tender offer for the Company’s Common Stock that the Company completed on April 3, 2012, the conversion rate was adjusted to 13.7502 shares of Common Stock per thousand dollars principal amount of the 2.25% Notes. This was equivalent to an adjusted conversion price of approximately $72.73 per share of Common Stock. In the aggregate, the 2.25% Notes were convertible into 5,500,080 shares of Common Stock following the April 4, 2012 adjustment. Effective September 11, 2013, after giving effect to an adjustment resulting from a tender offer for the Company’s Common Stock that the Company completed on September 10, 2013 (see Note 4 for additional discussion), the conversion rate was adjusted to 13.8884 shares of Common Stock per thousand dollars principal amount of the 2.25% Notes. This was equivalent to an adjusted conversion price of approximately $72.00 per share of Common Stock. In the aggregate, the 2.25% Notes were convertible into 5,555,360 shares of Common Stock following the September 11, 2013 adjustment.

On September 30, 2013, the Company repurchased $100,000 principal amount of its 2.25% Notes for $101,750 in cash in a privately negotiated transaction. Also during the three months ended December 31, 2013, the Company repurchased $47,768 principal amount of its 2.25% Notes for $48,604 in cash in the open market. The Company recognized pre-tax losses of $3,296 and $1,575 during the three months ended September 30, 2013, which is reflected within loss on convertible notes in the accompanying consolidated statement of operations, and December 31, 2013, respectively, related to these repurchases. The losses include the expensing of the remaining deferred issuance costs outstanding related to the repurchased notes. As of December 31, 2013, the remaining principal amount of the 2.25% Notes outstanding was $252,232, which, in the aggregate, was convertible into 3,503,099 shares of Common Stock.

Effective September 10, 2014, after giving effect to an adjustment resulting from a tender offer for the Company’s Common Stock that the Company completed on September 9, 2014 (see Note 4 for additional discussion), the conversion rate was adjusted to 13.9202 shares of Common Stock per thousand dollars principal amount of the 2.25% Notes. This is equivalent to an adjusted conversion price of approximately $71.84 per share of Common Stock. In the aggregate, the 2.25% Notes are convertible into 3,511,120 shares of Common Stock following the September 10, 2014 adjustment.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.50% Convertible Notes due 2020

On November 26, 2013, the Company issued $300,000 aggregate principal amount of its 1.50% Convertible Notes due 2020 (the “1.50% Notes”) in a private offering. Unless previously converted, the 1.50% Notes will mature on December 1, 2020. Net proceeds from the sale of the 1.50% Notes were approximately $291,823, after deducting the related offering expenses. Interest on the 1.50% Notes is payable semi-annually on June 1 and December 1 of each year, commencing June 1, 2014. Under the terms of the 1.50% Notes, holders were able to surrender their 1.50% Notes for conversion into the Company’s Common Stock at an initial conversion rate of 18.9362 shares of Common Stock per thousand dollars principal amount of the 1.50% Notes. This was equivalent to an initial conversion price of approximately $52.81 per share of Common Stock. In the aggregate, the 1.50% Notes were convertible into 5,680,860 shares of the Company’s Common Stock. The conversion rate may be adjusted under certain circumstances.

Effective September 10, 2014, after giving effect to an adjustment resulting from a tender offer for the Company’s Common Stock that the Company completed on September 9, 2014 (see Note 4 for additional discussion), the conversion rate was adjusted to 18.9795 shares of Common Stock per thousand dollars principal amount of the 1.50% Notes. This is equivalent to an adjusted conversion price of approximately $52.69 per share of Common Stock. In the aggregate, the 1.50% Notes are convertible into 5,693,850 shares of Common Stock following the September 10, 2014 adjustment.

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

The Company did not have any Level 2 or Level 3 assets during the periods presented. The Company’s cash and cash equivalents, which were $699,847 and $824,880 as of September 30, 2014 and December 31, 2013, respectively, represented the only Level 1 assets during the periods presented that were measured and recorded at fair value on a recurring basis. The cost basis of the Company’s cash and cash equivalents was consistent with the fair value.

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

For disclosure purposes, the Company is required to measure the outstanding value of its debt on a recurring basis. The following table presents the carrying value and estimated fair value (based on Level 1 market price data) of the Company’s convertible notes that were carried at historical cost as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2.25% Notes	$252,232	$253,808	$252,232	$252,863
2.50% Notes	$400,000	$400,696	$400,000	$394,400
1.50% Notes	$300,000	$303,285	$300,000	$294,852

4.    Equity

Stock Repurchase Program

In August 2011, the Board of Directors established a stock repurchase program (the “Program”) through which the Company was authorized to use up to $75,000 to purchase shares of WebMD Common Stock, from time to time, in the open market through block trades or in private transactions, depending on market conditions and other factors. In October 2011, February 2014, March 2014 and April 2014, the Company’s Board of Directors authorized increases to the Program of $75,000, $50,000, $40,000 and $30,000, respectively. During the three and nine months ended September 30, 2014, the Company repurchased 25,000 shares and 2,484,087 shares, respectively, at an aggregate cost of $1,249 and $103,602, respectively, under the Program. During the three and nine months ended September 30, 2013, the Company repurchased 267,615 shares and 312,781 shares, respectively, at an aggregate cost of $7,742 and $8,454, respectively, under the Program. Additionally, during the nine months ended September 30, 2013, the Company paid cash of $569 related to the repurchase of 39,857 shares in 2012 that settled in 2013.

As of September 30, 2014, $36,262 remained available for repurchases under the Program. During the period from October 1, 2014 to November 5, 2014, the Company repurchased 275,475 shares at an aggregate cost of $10,158 under the Program. Additionally, on November 5, 2014, the Company’s Board of Directors authorized an increase to the Program of $23,896, bringing the total available under the Program to $50,000.

Tender Offers

On September 9, 2014, the Company completed a tender offer (the “2014 Tender Offer”) through which it repurchased 2,000,000 shares of its Common Stock at a price of $48.50 per share for total consideration of $97,560, which includes $560 of costs directly attributable to the purchase. The shares repurchased through the 2014 Tender Offer are reflected as treasury stock in the accompanying consolidated balance sheet as of September 30, 2014. On September 10, 2013, the Company completed a tender offer (the “2013 Tender Offer”) through which it repurchased 5,000,000 shares of its Common Stock at a price of $34.00 per share for total consideration of $170,516, which includes $516 of costs directly attributable to the purchase. The shares repurchased through the 2013 Tender Offer were cancelled and retired.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

5.    Intangible Assets

Intangible assets consist of the following:

	September 30, 2014				December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (a)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (a)
Content	$15,954	$(15,954)	$—	—	$15,954	$(15,954)	$—	—
Customer relationships	34,057	(26,604)	7,453	3.8	34,057	(25,035)	9,022	4.5
Technology and patents	17,882	(14,967)	2,915	2.8	14,700	(14,700)	—	—
Trade names-definite lives	2,530	(2,314)	216	1.2	2,530	(2,182)	348	2.0
Trade names-indefinite lives	4,464	—	4,464	n/a	4,464	—	4,464	n/a

Total	$74,887	$(59,839)	$15,048		$71,705	$(57,871)	$13,834

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

In July 2014, the Company acquired the assets of TheraSim, Inc. for $3,182 in cash. TheraSim’s technology provides the content and programming for certain of the Company’s sponsorship services. The purchase price was allocated to an intangible asset, “Technology,” and is being amortized over a 3-year term and is included within “Technology and Patents” in the above table. The pro-forma effect of the acquisition on the Company’s financial statements was not material.

Amortization expense was $833 and $1,968 during the three and nine months ended September 30, 2014, respectively, and $568 and $1,703 during the three and nine months ended September 30, 2013, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year Ending December 31:
2014 (October 1st to December 31st)	$834
2015	$3,321
2016	$3,120
2017	$2,043
2018	$1,266

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Commitments and Contingencies

Legal Proceedings

National Jewish Health v. WebMD Health Services Group, Inc. and WebMD Health Corp.

On October 25, 2012, National Jewish Health, a Colorado non-profit corporation, filed a complaint against the Company in United States District Court for the District of Colorado alleging copyright infringement, misappropriation of trade secrets, tortious interference with prospective business relations, and breach of contract. The allegations relate to a condition management program of the Company’s private portals. The complaint seeks injunctive relief, as well as damages of $8,000 to $10,000. The Court issued a Scheduling Order on February 11, 2013 and the parties completed fact discovery on August 9, 2013. The Plaintiff had filed a motion seeking to extend the discovery period that was opposed by the Company. The Court appointed a Special Master to decide the motion and the Special Master denied Plaintiff’s motion in a Report and Recommendation filed on March 24, 2014 that was adopted by the Court on March 25, 2014. Each party also filed a motion for partial summary judgment. Plaintiff sought partial summary judgment on the issue of breach of contract, alleging that the Company breached a non-disclosure agreement; and the Company sought summary judgment on the issue of damages, alleging that Plaintiff has introduced no evidence that it has suffered any damages resulting from the alleged conduct of the Company. The Court heard oral arguments on both motions on July 2, 2014 and issued an order denying both motions on July 3, 2014. On March 25, 2014, the Court held a Final Pretrial Conference and entered the parties’ proposed Final Pretrial Order. A 10-day jury trial has been set for March 2-13, 2015. The Company believes the Plaintiff’s claims are without merit and intends to vigorously defend against them. The Company is unable to predict the outcome of this action or to reasonably estimate the possible loss or range of loss, if any, arising from the claims asserted therein.

MyMedicalRecords, Inc. v. WebMD Health Corp. and WebMD Health Services Corp.

On February 13, 2013, MyMedicalRecords, Inc. filed an action against the Company in the United States District Court in the Central District of California. The complaint alleged that the personal health record tool sold by WebMD Health Services Group, Inc. infringes U.S. Patent No. 8,301,466 issued on October 30, 2012. The complaint sought injunctive relief, as well as damages in unspecified amounts. Pursuant to an agreement between the parties, MyMedicalRecords dismissed the complaint without prejudice in order to enable the parties to try to resolve the matter without the timing constraints of the litigation. The parties were unable to resolve the matter and, on October 2, 2013, MyMedicalRecords filed a new complaint against the Company alleging infringement of U.S. Patent No. 8,301,466 as well as U.S. Patent No. 8,498,883 issued on July 30, 2013. Plaintiff is seeking unspecified damages and an injunction with respect to certain products offered by the Company. The Company has filed an answer. The Court has consolidated Plaintiff’s claim against the Company with its claims against several other companies. The Court held a claims construction hearing on August 18, 2014 and, based on the Court’s ruling, the Company plans to move for summary judgment after Plaintiff has an opportunity to get limited discovery. The Company believes that the Plaintiff’s claims are without merit. The Company is unable to predict the outcome of this action or to reasonably estimate the possible loss or range of loss, if any, arising from the claims asserted therein.

Coverage Dispute with Stop Loss Carrier for Health Benefit Plan

The Company sponsors and maintains a self-insured group health and prescription benefit plan (the “Health Plan”) for its eligible employees and their dependents. The Company purchases stop loss insurance coverage on an annual basis to reimburse the Company for claims that exceed certain individual and/or aggregate claim amounts under the Health Plan. On May 7, 2013, the Company was advised that the former stop loss carrier for the Health Plan, Everest Reinsurance Company (“Everest”), was attempting to deny payment for certain medical claims under the Health Plan that were pending under the 2012 stop loss policy, and to recover certain payments

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that had already been made under the 2011 and 2012 stop loss policies. These claims were incurred in 2011 and 2012 and had previously been approved by Horizon Blue Cross and Blue Shield of New Jersey, the third party claims administrator for the Health Plan appointed by the Company. The maximum amount of claims in dispute by Everest is approximately $4,900, of which approximately $1,965 remains unpaid by Everest. On June 27, 2013, the Company filed an action in the Supreme Court, State of New York (“New York Action”), seeking payment from Everest of the $1,965 in outstanding claims. On August 14, 2013, Everest filed an action in the Superior Court, State of New Jersey (“New Jersey Action”), against the Company, the claims administrator and the Company’s insurance broker seeking recovery of approximately $2,935 paid by Everest under the stop loss policies and seeking a declaration that the remaining $1,965 is not payable by Everest. On August 15, 2013, Everest filed a motion in the New York Action seeking to dismiss the complaint filed by the Company on forum non conveniens grounds. On October 3, 2013, the New York Action court granted the Company’s motion for a temporary restraining order and stayed the New Jersey Action pending adjudication of Everest’s motion to dismiss the New York Action and the Company’s cross motion to dismiss the New Jersey Action. A preliminary injunction hearing was held on November 7, 2013 in the New York Action, following which, the New York Action court issued orders: (i) denying Everest’s motion to dismiss (or, in the alternative, for a stay of) the New York Action; and (ii) granting the Company’s motion enjoining Everest from prosecuting the New Jersey Action pending a stipulation of the parties or further order of the court. Everest answered the New York Action complaint on or about December 9, 2013, including the assertion of counterclaims similar in content and substance to its allegations in the New Jersey Action. Everest then voluntarily dismissed the New Jersey Action on or about December 10, 2013. The parties to the New York Action are currently proceeding with discovery. The Company believes the $1,965 outstanding from Everest will be recoverable. This amount is reflected within prepaid expenses and other current assets in the accompanying consolidated balance sheets as of September 30, 2014 and December 31, 2013. Additionally, the Company believes that the $2,935 previously paid by Everest will not be repayable by the Company. Accordingly, no provision has been recorded in the accompanying financial statements related to this matter.

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

The 2005 Long-Term Incentive Plan (as amended, the “2005 Plan”) is the only existing plan under which future grants can be made. The maximum number of shares of the Company’s Common Stock that may be

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subject to awards under the 2005 Plan was 21,575,000 as of September 30, 2014, subject to adjustment in accordance with the terms of the 2005 Plan. At the annual meeting of the Company’s stockholders held on October 1, 2014, the Company’s stockholders approved an amendment to the 2005 Plan to increase the number of shares of the Company’s Common Stock issuable under the 2005 Plan by 1,700,000 shares. The Company had an aggregate of 563,207 shares of Common Stock available for future grants under the 2005 Plan at September 30, 2014.

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

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (a)
Outstanding at January 1, 2014	11,429,279	$29.12
Granted	750,700	44.11
Exercised	(3,526,366)	25.05
Cancelled	(759,576)	31.85

Outstanding at September 30, 2014	7,894,037	$32.10	7.1	$85,072

Vested and exercisable at the end of the period	3,181,248	$33.31	5.0	$32,495

(a)	The aggregate intrinsic value is based on the market price of the Company’s Common Stock on September 30, 2014, which was $41.81, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on September 30, 2014.

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

	Nine Months Ended September 30,
	2014	2013
Expected dividend yield	0.0%	0.0%
Expected volatility	0.47 - 0.49	0.43 - 0.47
Risk-free interest rate	1.28% - 1.72%	0.55% - 1.62%
Expected term (years)	4.2 - 5.0	4.5 - 5.1
Weighted-average fair value of options granted during the period	$18.17	$11.50

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

	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2014	1,184,961	$33.07
Granted	139,500	45.55
Vested	(307,203)	32.78
Forfeited	(106,875)	30.22

Balance at September 30, 2014	910,383	$35.41

Proceeds received from the exercise of options to purchase shares of the Company’s Common Stock were $5,710 and $35,857 during the three and nine months ended September 30, 2014, respectively, and $9,142 and $19,482 during the three and nine months ended September 30, 2013, respectively. Additionally, in connection with the exercise of certain stock options and the vesting of restricted stock, the Company made payments of $20,955 and $31,294 during the three and nine months ended September 30, 2014, respectively, and $5,576 and $7,321 during the three and nine months ended September 30, 2013, respectively, related to employee statutory withholding taxes that were satisfied by withholding shares of Common Stock of equal value from the respective employees. The proceeds and payments described above are reflected within cash flows from financing activities within the accompanying consolidated statements of cash flows.

The intrinsic value related to stock options that were exercised, combined with the fair value of shares of restricted stock that vested, aggregated $46,967 and $92,462 for the three and nine months ended September 30, 2014, respectively, and $16,734 and $25,409 for the three and nine months ended September 30, 2013, respectively.

Other

Each year, the Company issues shares of its Common Stock to each WebMD non-employee director with a value equal to their annual board and committee retainers. The Company recorded $77 and $231 of stock-based compensation expense for the three and nine months ended September 30, 2014, respectively, and $93 and $281 of stock-based compensation expense for the three and nine months ended September 30, 2013, respectively, in connection with these issuances.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	$5,612	$5,371	$16,031	$19,232
Restricted stock	2,713	4,007	8,463	11,119
Other	77	93	231	281

Total stock-based compensation expense	$8,402	$9,471	$24,725	$30,632

Included in:
Cost of operations	$1,663	$1,693	$4,556	$5,034
Sales and marketing	1,863	2,066	5,662	6,586
General and administrative	4,876	5,712	14,507	19,012

Total stock-based compensation expense	$8,402	$9,471	$24,725	$30,632

As of September 30, 2014, approximately $59,500 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 2.8 years, related to the Plans.

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

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report and is intended to provide an understanding of our results of operations, financial condition and changes in our results of operations and financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides: a general description of our company and its business; background information on certain trends, transactions and other developments affecting our company; and a discussion of how seasonal factors may impact the timing of our revenue.

•	Critical Accounting Estimates and Policies. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective and often complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (which we refer to as the SEC).

•	Results of Operations and Supplemental Financial and Operating Information. These sections provide our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on a consolidated basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of September 30, 2014.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

Introduction

Our Company.    WebMD Health Corp. is a Delaware corporation that was incorporated on May 3, 2005. We completed an initial public offering on September 28, 2005. Our Common Stock trades under the symbol “WBMD” on the Nasdaq Global Select Market.

Our Business.    We are a leading provider of health information services to consumers, physicians and other healthcare professionals, employers and health plans through our public and private online portals, mobile platforms and health-focused publications. The WebMD Health Network includes: www.WebMD.com, our primary public portal for consumers and related mobile-optimized sites and mobile apps; www.Medscape.com, our primary public portal for physicians and other healthcare professionals and related mobile services; and other sites and apps through which we provide our branded health and wellness content, tools and services. Our services for consumers enable them to obtain information on health and wellness topics or on a particular disease or condition, to assess their personal health status, to use online trackers, tools and quizzes, to locate physicians, to receive periodic e-mailed newsletters and alerts on topics of individual interest, and to participate in online communities with peers and experts. Our services for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (which we refer to as CME) credit and communicate with peers. We do not charge any usage, membership or download fees for access to our public portals or mobile platforms. We generate revenue from our public portals and mobile platforms primarily through the sale of various types of advertising and sponsorship programs to our clients, which include: pharmaceutical, biotechnology and medical device companies; hospitals, clinics and other healthcare services companies; health insurance providers; consumer products companies whose products or services relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention; and various other businesses, organizations and governmental entities. Advertisers and sponsors use our services to reach, educate and inform target audiences of consumers, physicians and other healthcare professionals. We also generate revenue from advertising sold in WebMD Magazine, a consumer magazine distributed to physician office waiting rooms. In addition, we generate revenue from the sale of certain information products.

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

consumers and physicians about them; however, only a small portion is currently spent on online services. We believe that these companies, which comprise the most significant advertisers and sponsors of our public portals, are aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians. In addition, in an effort to improve operating efficiencies, some pharmaceutical companies have been reducing their field sales forces in the past several years. In addition, we expect that the pipeline of new pharmaceutical products will be strong in the next year and that a significant portion of those products will be ones for which our digital platforms are particularly effective in providing communications to the target audiences that pharmaceutical companies want to reach about specific therapies. However, notwithstanding our general expectation for increased future demand, we cannot predict the extent or the pace of any shift by pharmaceutical, biotechnology and medical device companies of their marketing expenditures to online services or to what extent they will choose WebMD to provide such services. Furthermore, our advertising and sponsorship revenue may vary significantly from quarter to quarter due to a number of other factors, many of which are outside our control, including general economic and regulatory conditions and the following:

—	The majority of our advertising and sponsorship contracts are for terms of approximately four to twelve months. We have relatively few longer term advertising and sponsorship contracts.

—	The time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program, as well as the additional time period before our services are delivered, may be longer than expected, especially for medium-sized and larger contracts, and may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals, including internal approvals relating to compliance with the laws and regulations applicable to the marketing of healthcare products. We have experienced, from time to time in the past, a lengthening of this internal review process by pharmaceutical and biotechnology companies, which has resulted in delays in contracting, as well as delays in recognizing expected revenue under executed contracts, and we cannot predict whether similar delays may occur in future periods.

Additional factors that may affect the timing of contracting for specific programs with advertisers and sponsors, or receipt of revenue under such contracts, include: the timing of Food and Drug Administration (“FDA”) approval for new products or for new approved uses for existing products; the timing of FDA approval of generic products that compete with existing brand name products and any increase in the number or significance of such approvals or of withdrawals of products from the market; consolidation of companies in the pharmaceutical and biotechnology industries; the timing of roll-outs of new or enhanced services on our public portals; seasonal factors relating to the prevalence of specific health conditions and other seasonal factors that may affect the timing of promotional campaigns for specific products; and the scheduling of conferences for physicians and other healthcare professionals.

•

Other Factors Affecting the Demand for Our Advertising and Sponsorship Services.    Some of our pharmaceutical company customers have experienced patent expirations for certain of their products in the past several years and some are expected to experience patent expirations over the next several years. In the pharmaceutical industry, patent expirations allow for competition from lower-priced generic versions of the patented drugs and generally result in the termination of marketing efforts for the drug. We believe that patent expirations led to significant overall reductions in marketing, selling and educational expenditures by some pharmaceutical companies in 2012 across their entire product portfolios. Amounts budgeted for online advertising increased for some of our biopharmaceutical customers in 2013 and 2014, although we cannot predict if that will continue. In addition to pharmaceutical, biotechnology and medical device companies, our public portals advertisers and sponsors include consumer products companies, particularly for products and services that relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention. Revenues from consumer products companies are more likely to reflect general economic conditions, and to be reduced to a greater extent during economic downturns, than revenues from pharmaceutical, biotechnology and medical device companies. Accordingly, revenues from these customers may be subject to significant quarter-to-quarter variations. Our advertising and sponsorship services are subject to competition from numerous alternatives, including other Internet sites that focus on health-related content, Internet search engines, social media Internet sites, general interest consumer sites and traditional media. Such competition may result in smaller customer commitments or pressure to reduce prices, both of which could reduce our revenues and profit margins. In response to changes in the preferences of our advertisers and sponsors, particularly our pharmaceutical company clients, we modified our sales and product approach to offer services that can be executed more quickly and we have simplified our products and pricing. We believe this has allowed our clients to better compare our services, and the value they provide, to other digital alternatives. We have also been investing in more robust data and analytics capabilities to provide our customers with new value measurements and insights through proprietary analytics tools.

•	Traffic Trends. In the third quarter of 2014, The WebMD Health Network reached an average of approximately 191 million monthly unique visitors and delivered approximately 3.6 billion page views during the quarter, increases of 38% and 22%, respectively, over the prior year period. Traffic to our online portals for physicians and other healthcare professionals averaged approximately 6.1 million physician sessions per month in the third quarter of 2014, an increase of approximately 11% over the prior year period. One factor that had significantly reduced traffic, in the first half of 2013, to some of the consumer sites in The WebMD Health Network (other than WebMD.com, our flagship site) was changes in Google’s algorithms and other processes that lowered the ranking of those sites in Google search results. Starting in July 2013, we began to see a reversal of that trend. We intend to continue our efforts to increase our page views by providing quality content and tools, as well as by designing our Websites to deliver that content and tools in ways that will cause them to rank well in algorithmic search engine results (which is commonly referred to as search engine optimization or SEO). However, we cannot be certain that our SEO efforts will result in continued improvement or, if they do, how long that will be maintained.

Consumers and healthcare professionals are increasingly using smartphones, tablets and other mobile devices to access the Internet, with physicians increasingly using mobile devices during treatment at the point of care. Accordingly, the portion of our page views from mobile devices has increased rapidly in the past several years as usage has increased on mobile devices, and increased utilization of our mobile offerings was the primary driver of our traffic growth in the third quarter of 2014. During the third quarter of 2014, approximately 27% of our page views came from a U.S. personal computer (or PC); approximately 37% came from a U.S. smartphone; approximately 8% came from a U.S. tablet device; and approximately 28% came from non-U.S. sources. However, when engaging with our health and wellness content and tools, users continue to rely on the larger screen size of a PC or tablet for many of their activities and we saw the number of unique visitors to our U.S. PC-based offerings continue to grow in the third quarter of 2014 compared to the prior year period. Combined U.S. PC and tablet page view traffic to The WebMD Health Network was up approximately 2% in the third quarter of 2014, as compared to the prior year period, with a 26% increase in tablet page views offsetting a 4% decline in PC page views. Tablets provide a similar user experience to PCs and we are able to monetize them similarly, so we believe that combined page views from PCs and tablets is a useful metric.

•

Efforts to Increase Advertising and Sponsorship Revenue from Mobile.    We remain focused on delivering a multi-screen platform that engages users on their personal computers, tablet devices and smartphones. Since we are able to monetize tablet page views similarly to PC page views, our mobile monetization efforts are focused on monetizing page views from smartphones and references to “mobile” and “mobile monetization” below are to smartphones and the page views they generate. As we broaden our mobile offerings for consumers and physicians, we are also expanding our mobile sponsorship products for advertisers. We have been seeing increasing customer demand for mobile advertising and have been including mobile components in many of the program configurations that we are selling to advertisers and sponsors. Accordingly, mobile could be an important area of growth for the future and we view mobile monetization as an opportunity for incremental revenue. However, we are unable to predict to what extent such demand will continue to increase. Advertisements to consumers for biopharmaceutical products are subject to various regulatory requirements, including requirements to include certain specified information, that are more challenging to meet on the smaller smartphone screen size. As a result, our pharmaceutical company clients are more advanced in their ability to utilize our mobile platform to reach healthcare professionals, and we have seen a more significant demand from them for these programs than for utilizing mobile to reach consumers.

As discussed under “— Traffic Trends” above, the portion of our page views from smartphones has increased rapidly in the past several years. However, we have not experienced a migration of our audience away from our PC-based offerings in favor of mobile and we expect to have more than enough PC and tablet page view inventory on The WebMD Health Network to meet the expected demand from advertisers and sponsors for our services through 2015. In addition, as discussed above, many of the advertising and sponsorship programs we are selling include a mobile element and the portion of program delivery on mobile continues to increase. With our significant scale in both desktop and mobile audience engagement, we believe that we are well positioned to meet the needs of our advertising and sponsorship clients. However, if, in the future, users access our services through smartphones as a substitute for access through personal computers and tablets (or if our page views from personal computers and tablets decline for other reasons) and we are unable to continue to successfully implement monetization strategies for smartphone traffic, our financial results could be negatively affected.

•	Use of Population Health Management Services. In a healthcare market where a greater share of the responsibility for healthcare costs and decision-making has been shifting to consumers, use of information technology to assist consumers in making informed decisions about healthcare has also increased. We believe that, through our WebMD Health Services private portals and related coaching services, we are well positioned to play a role in this environment. For more than a decade, our cloud-based population health management services have helped employers and health plans improve the health of their employee and plan participant populations and reduce healthcare costs. Our services help employees and plan participants make more informed health and benefit decisions, positively change health behaviors, manage health conditions and lead healthier lives. At the beginning of 2014, we launched our WebMD Health Services platform for the Blue Cross Blue Shield Federal Employee Program (or FEP). With this program, over 5 million FEP members now have access to a broad range of our WebMD Health Services solutions, including our online personal health record application, as well as to our health coaching services, and to around-the-clock access to nurses by phone, secure message, or chat. Our strategy depends, in part, on increasing usage of our services by our employer and health plan clients’ employees and plan participants and being able to demonstrate a sufficient return on investment and other benefits for our clients from those services. Increasing such usage requires us to continue to develop new and updated applications, features and services. In addition, we face competition for our online population health management applications and related coaching services. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do, and may be better known than we are.

•	International. The WebMD Health Network includes the following international sites: the co-branded Boots WebMD health information site for United Kingdom consumers at www.WebMD.boots.com; and Medscape France (www.medscape.fr) and Medscape Germany (www.medscape.de), our physician portals in those two countries. We also seek to monetize traffic to Medscape from physicians outside the United States. We plan to continue to pursue opportunities to expand the reach of our brands outside the United States. In certain markets outside the United States, we expect to accomplish this through partnerships or joint ventures with other companies having expertise in the specific country or region, while in other such markets we expect to rely primarily on our own internal resources. In May 2014, we announced a collaboration between Medscape and DXY, the largest online community for healthcare professionals in China, that will enable Medscape to distribute educational programs to physicians and healthcare professionals in China through the DXY.cn site.

•	Healthcare Reform Legislation. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (which we refer to as the Affordable Care Act), was signed into law in March 2010. The Affordable Care Act has made extensive changes to the system of healthcare insurance and benefits in the United States. While we do not currently anticipate any significant adverse effects on WebMD as a direct result of the application of the Affordable Care Act to our business or on our company in its capacity as an employer, we are unable to predict what the future indirect impacts of the Affordable Care Act will be on WebMD’s business through its effects on other healthcare industry participants, including pharmaceutical and medical device companies that are advertisers and sponsors of our public portals and employers and health plans that are clients of our private portals. However, the Affordable Care Act has also created certain opportunities for WebMD’s consumer portals as health insurers seek to market their services directly to consumers in connection with the insurance exchanges set up pursuant to the Affordable Care Act. In addition, we believe that certain aspects of the Affordable Care Act and related regulations that seek to reduce healthcare costs may create opportunities for WebMD, including with respect to our personal health record applications and health and benefits decision-support tools and, more generally, with respect to our capabilities in providing health and wellness information and education. For example, the Affordable Care Act encourages use of wellness programs through grants to small employers to establish such programs, permission for employers to offer larger rewards than under prior law, in the form of waivers of cost-sharing, premium discounts, or additional benefits, to employees for participating in these programs and meeting certain standards, and the inclusion of wellness services and chronic disease management among the essential health benefits that certain plans are required to provide. However, we cannot yet determine the scope of the opportunities that the Affordable Care Act may create or what competition we may face in our efforts to pursue such opportunities.

•	Other Initiatives. We are pursuing, and intend to continue to identify, new business opportunities where our consumer and physician audiences and our resources can be leveraged to develop additional products and services. Examples of initiatives we are working on include the following:

—	In June 2014, we launched WebMD Healthy Target, an integrated health improvement program available within WebMD’s flagship mobile app for iPhone and, during the third quarter of 2014, we released additional features and functionality, including integration with Apple’s HealthKit. WebMD Healthy Target uses biometric device data from a variety of biometric devices, including activity trackers, wireless scales, blood pressure monitors and glucose meters to deliver contextually relevant content and motivational tips to individuals looking to develop sustainable health-conscious habits. WebMD Healthy Target provides valuable assistance to individuals looking to manage chronic conditions like Type 2 diabetes and obesity, as well as to a broader audience interested in achieving their fitness goals or more generally living a healthier lifestyle.

—	We are working on a new version of our healthcare provider directory, with tools that will provide information consumers need to make more informed decisions about which providers are right for them, including information about physicians’ experience with relevant conditions and procedures, and with appointment scheduling functionality.

—	We continue to work on new services that will allow healthcare consumers to manage their health information in one place, including medical records, laboratory results, biometric device data, claims information and other third-party data, and will link consumers with providers across the healthcare industry, including physicians, hospitals, laboratories and pharmacies, allowing them to communicate and share data in a secure environment.

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

On September 9, 2014, we completed a tender offer (which we refer to as the 2014 Tender Offer) for our Common Stock and repurchased 2,000,000 shares at a price of $48.50 per share for a total cost of $97,560, which includes $560 of costs directly attributable to the purchase. The 2014 Tender Offer represented an opportunity for WebMD to return capital to stockholders who elected to tender their shares of WebMD Common Stock, while stockholders who chose not to participate in the 2014 Tender Offer automatically increased their relative percentage interest in our company at no additional cost to them.

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

During 2014 (through November 5, 2014), we repurchased 2,759,562 shares of our Common Stock at an aggregate cost of $113,760 through our stock repurchase program. Our Board of Directors authorized increases to our stock repurchase program of $50,000, $40,000, $30,000 and $23,896 in February 2014, March 2014, April 2014 and November 2014, respectively. As of November 5, 2014, $50,000 remained available for repurchases under the program.

Convertible Notes.    On January 11, 2011, we issued $400,000 aggregate principal amount of 2.50% Convertible Notes due 2018 (which we refer to as the 2.50% Notes) in a private offering. Unless previously converted, the 2.50% Notes will mature on January 31, 2018. Net proceeds from the sale of the 2.50% Notes were approximately $387,345, after deducting the related offering expenses, of which approximately $100,000 was used by us to repurchase 1,920,490 shares of WebMD Common Stock at a price of $52.07 per share, the last reported sale price of WebMD Common Stock on January 5, 2011, which repurchase settled on January 11, 2011. Interest on the 2.50% Notes is payable semi-annually on January 31 and July 31 of each year, commencing July 31, 2011. Under the terms of the 2.50% Notes, as adjusted in April 2012 following completion of a tender offer, in September 2013 following completion of the 2013 Tender Offer and in September 2014 following completion of the 2014 Tender Offer, holders may surrender their 2.50% Notes for conversion into WebMD Common Stock at a conversion rate of 15.5118 shares of WebMD Common Stock per thousand dollars principal amount of the 2.50% Notes. This is equivalent to a conversion price of approximately $64.47 per share of Common Stock. In the aggregate, the 2.50% Notes were convertible into 6,204,720 shares of Common Stock as of September 30, 2014.

On March 14, 2011, we issued $400,000 aggregate principal amount of 2.25% Convertible Notes due 2016 (which we refer to as the 2.25% Notes) in a private offering. Unless previously converted, the 2.25% Notes will mature on March 31, 2016. Net proceeds from the sale of the 2.25% Notes were approximately $387,400, after deducting the related offering expenses, of which approximately $50,000 was used to repurchase 868,507 shares of WebMD Common Stock at a price of $57.57 per share, the last reported sale price of WebMD Common Stock on March 8, 2011, which repurchase settled on March 14, 2011. Interest on the 2.25% Notes is payable semi-annually on March 31 and September 30 of each year, commencing September 30, 2011. Under the terms of the 2.25% Notes, as adjusted in April 2012 following completion of a tender offer, in September 2013 following completion of the 2013 Tender Offer and in September 2014 following completion of the 2014 Tender Offer, holders may surrender their 2.25% Notes for conversion into WebMD Common Stock at a conversion rate of 13.9202 shares of Common Stock per thousand dollars principal amount of the 2.25% Notes. This is equivalent to a conversion price of approximately $71.84 per share of Common Stock. In the aggregate, the 2.25% Notes were convertible into 3,511,120 shares of Common Stock as of September 30, 2014, at which time the remaining outstanding principal amount was $252,232. During 2013, we repurchased a total of $147,768 principal amount of our 2.25% Notes for $150,354 in cash and we recognized a pre-tax loss of $4,871 related to these repurchases which included the expensing of the remaining deferred issuance costs outstanding related to the repurchased 2.25% Notes.

On November 26, 2013, we issued $300,000 aggregate principal amount of 1.50% Convertible Notes due 2020 (which we refer to as the 1.50% Notes) in a private offering. Unless previously converted, the 1.50% Notes will mature on December 1, 2020. Net proceeds from the sale of the 1.50% Notes were approximately $291,823, after deducting the related offering expenses. Interest on the 1.50% Notes is payable semi-annually on June 1 and December 1 of each year, commencing June 1, 2014. Under the terms of the 1.50% Notes, as adjusted in September 2014 following completion of the 2014 Tender Offer, holders may surrender their 1.50% Notes for conversion into WebMD Common Stock at a conversion rate of 18.9795 shares of Common Stock per thousand dollars principal amount of the 1.50% Notes. This is equivalent to a conversion price of approximately $52.69 per share of Common Stock. In the aggregate, the 1.50% Notes were convertible into 5,693,850 shares of Common Stock as of September 30, 2014.

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

•

Long-Lived Assets.    Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on fair value using exit price and market participant view, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill and indefinite-lived intangible assets, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill and indefinite-lived intangible assets, whenever indicators of impairment are present. We evaluate the carrying value of goodwill and indefinite-lived intangible assets annually, or whenever indicators of impairment are present. We test goodwill for impairment at the reporting unit level only when, after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value. Long-lived assets held for sale are reported at the lower of cost or fair value less cost to sell. There was no impairment of goodwill or indefinite-lived intangible assets during 2013 or during the nine months ended September 30, 2014.

•	Stock-Based Compensation. Stock-based compensation expense for all share-based payment awards granted is determined based on the grant date fair value. The grant date fair value for stock options is estimated using the Black-Scholes Option Pricing Model. We recognize these compensation costs net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment awards. As of September 30, 2014, there was approximately $59,500 of unrecognized stock-based compensation expense (net of estimated forfeitures) related to unvested stock options and restricted stock awards held by employees, which is expected to be recognized over a weighted-average period of approximately 2.8 years, related to our stock-based compensation plans.

•	Deferred Taxes. Our deferred tax assets are comprised primarily of net operating loss carryforwards and federal tax credits. These net operating loss carryforwards and federal tax credits may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. A significant portion of our net deferred tax assets, including the portion related to excess tax benefits of stock-based awards, are reserved for by a valuation allowance as required by relevant accounting literature. Management determines the need for a valuation allowance by assessing the probability of realizing deferred tax assets, taking into consideration factors including historical operating results, expectations of future earnings and taxable income. Management will continue to evaluate the need for a valuation allowance in the future.

•	Tax Contingencies. Our tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by tax authorities. These potential exposures result from applications of various statutes, rules, regulations and interpretations. Our estimates of tax contingencies reflect assumptions and judgments about potential actions by taxing jurisdictions. We believe that these assumptions and judgments are reasonable. However, our accruals may change in the future due to new developments in each matter and the ultimate resolution of these matters may be greater or less than the amount that we have accrued. Consistent with our historical financial reporting, we have elected to reflect interest and penalties related to uncertain tax positions as part of the income tax provision.

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	$	%(a)	$	%(a)	$	%(a)	$	%(a)
Revenue	$143,490	100.0	$130,937	100.0	$417,722	100.0	$369,016	100.0
Cost of operations	56,398	39.3	53,438	40.8	163,418	39.1	151,977	41.2
Sales and marketing	32,950	23.0	32,561	24.9	99,182	23.7	94,916	25.7
General and administrative	23,243	16.2	22,689	17.3	69,363	16.6	70,505	19.1
Depreciation and amortization	7,667	5.3	6,552	5.0	22,037	5.3	20,040	5.4
Interest income	19	—	16	—	51	—	54	—
Interest expense	6,171	4.3	5,833	4.5	18,515	4.4	17,497	4.7
Loss on convertible notes	—	—	3,296	2.5	—	—	3,296	0.9
Other expense	—	—	—	—	—	—	1,353	0.4

Income before income tax provision	17,080	11.9	6,584	5.0	45,258	10.8	9,486	2.6
Income tax provision	7,275	5.1	3,353	2.6	19,471	4.7	5,182	1.4

Net income	$9,805	6.8	$3,231	2.5	$25,787	6.2	$4,304	1.2

(a)	Amounts may not add due to rounding.

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

The following table is a summary of our non-cash expenses included in the respective statements of operations captions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock-based compensation expense included in:
Cost of operations	$1,663	$1,693	$4,556	$5,034
Sales and marketing	1,863	2,066	5,662	6,586
General and administrative	4,876	5,712	14,507	19,012

Total stock-based compensation expense	$8,402	$9,471	$24,725	$30,632

Three and Nine Months Ended September 30, 2014 and 2013

The following discussion is a comparison of our results of operations for the three and nine months ended September 30, 2014 and 2013.

Revenue

Our total revenue increased 9.6% and 13.2% to $143,490 and $417,722 in the three and nine months ended September 30, 2014, respectively, from $130,937 and $369,016 in the prior year periods. The increases were due to increases in advertising and sponsorship revenue from our public portals of $8,087 and $34,281 in the three and nine months ended September 30, 2014, respectively, and increases in revenue from our private portals of $4,466 and $14,425 in the three and nine months ended September 30, 2014, respectively. For background information, see “— Introduction — Background Information on Certain Trends and Developments Affecting Our Business” above. A more detailed discussion regarding changes in revenue is included below under “— Supplemental Financial and Operating Information.”

Costs and Expenses

Cost of Operations.    Cost of operations was $56,398 and $163,418 for the three and nine months ended September 30, 2014, respectively, compared to $53,438 and $151,977 in the prior year periods. As a percentage of revenue, cost of operations was 39.3% and 39.1% for the three and nine months ended September 30, 2014, respectively, compared to 40.8% and 41.2% for the prior year periods. Included in cost of operations were non-cash expenses related to stock-based compensation of $1,663 and $4,556 for the three and nine months ended September 30, 2014, respectively, compared to $1,693 and $5,034 in the prior year periods. Cost of operations, excluding such non-cash expenses, was $54,735 and $158,862 for the three and nine months ended September 30, 2014, respectively, or 38.1% and 38.0% of revenue, compared to $51,745 and $146,943, or 39.5% and 39.8% of revenue for the prior year periods. The increase in absolute dollars for the three and nine months ended September 30, 2014 compared to the prior year periods was primarily attributable to the increased expense associated with the delivery of our advertising and sponsorship programs and the increased traffic to our Websites. The decrease as a percentage of revenue, excluding the non-cash expenses discussed above, for the three and nine months ended September 30, 2014 compared to the prior year periods was due to the increase in revenue of 9.6% and 13.2% without a commensurate increase in our cost of operations expense as certain of these expenses are fixed in nature.

Sales and Marketing.    Sales and marketing expense was $32,950 and $99,182 for the three and nine months ended September 30, 2014, respectively, compared to $32,561 and $94,916 in the prior year periods. As a percentage of revenue, sales and marketing expense was 23.0% and 23.7% for the three and nine months ended September 30, 2014, respectively, compared to 24.9% and 25.7% for the prior year periods. Included in sales and marketing expense were non-cash expenses related to stock-based compensation of $1,863 and $5,662 for the three and nine months ended September 30, 2014, respectively, compared to $2,066 and $6,586 in the prior year periods. Sales and marketing expense, excluding such non-cash expenses, was $31,087 and $93,520 for the three and nine months ended September 30, 2014, respectively, or 21.7% and 22.4% of revenue, compared to $30,495 and $88,330, or 23.3% and 23.9% of revenue for the prior year periods. The increase in absolute dollars was primarily attributable to an increase in certain compensation and other personnel related costs due to increased staffing and sales commissions related to the higher revenue for the three and nine months ended September 30, 2014 compared to the prior year periods. The decrease as a percentage of revenue, excluding the non-cash expenses discussed above, for the three and nine months ended September 30, 2014 compared to the prior year periods was primarily due to the increase in our revenue of 9.6% and 13.2% without a commensurate increase in our sales and marketing expenses as certain of these expenses are fixed in nature.

General and Administrative.    General and administrative expense was $23,243 and $69,363 for the three and nine months ended September 30, 2014, respectively, compared to $22,689 and $70,505 in the prior year periods. As a percentage of revenue, general and administrative expense was 16.2% and 16.6% for the three and nine months ended September 30, 2014, respectively, compared to 17.3% and 19.1% in the prior year periods. Included in general and administrative expense were non-cash expenses related to stock-based compensation of $4,876 and $14,507 for the three and nine months ended September 30, 2014, respectively, compared to $5,712 and $19,012 in the prior year periods. The decrease in non-cash stock-based compensation expense for the nine months ended September 30, 2014 compared to the prior year period was primarily due to the acceleration of stock-based compensation expense, during the three months ended June 30, 2013, related to certain equity awards held by our former Chief Executive Officer in connection with his severance agreement. General and administrative expense, excluding such non-cash expenses, was $18,367 and $54,856 for the three and nine months ended September 30, 2014, respectively, or 12.8% and $13.1% of revenue, compared to $16,977 and $51,493, or 13.0% and 14.0% of revenue for the prior year periods. The decrease as a percentage of revenue, excluding the non-cash expenses discussed above, for the three and nine months ended September 30, 2014 compared to the prior year periods was primarily due to the increase in our revenue of 9.6% and 13.2% without a commensurate increase in our general and administrative expenses as certain of these expenses are fixed in nature.

Depreciation and Amortization.    Depreciation and amortization expense was $7,667 and $22,037 for the three and nine months ended September 30, 2014, respectively, compared to $6,552 and $20,040 in the prior year periods.

Interest Income.    Interest income was $19 and $51 for the three and nine months ended September 30, 2014, respectively, compared to $16 and $54 in the prior year periods.

Interest Expense.    Interest expense was $6,171 and $18,515 for the three and nine months ended September 30, 2014, respectively, compared to $5,833 and $17,497 in the prior year periods. These amounts include non-cash interest expense, related to the amortization of debt issuance costs for convertible debt, of $1,128 and $3,384 for the three and nine months ended September 30, 2014, respectively, compared to $1,082 and $3,245 in the prior year periods. Interest expense increased during the three and nine months ended September 30, 2014, compared to the prior year periods, primarily as a result of our 1.50% Notes that were issued on November 26, 2013.

Loss on Convertible Notes.    During the three and nine months ended September 30, 2013, we recorded a loss on convertible notes of $3,296 related to the repurchase of $100,000 principal amount of our 2.25% Notes. See “— Introduction — Background Information on Certain Significant Developments and Transactions —Convertible Notes” for additional information.

Other Expense.    Other expense of $1,353 for the nine months ended September 30, 2013 includes cash severance and related expenses due to the May 2013 departure of a Chief Executive Officer of our company.

Income Tax Provision.    The income tax provision was $7,275 and $19,471 for the three and nine months ended September 30, 2014, respectively, compared to $3,353 and $5,182 in the prior year periods. During the three and nine months ended September 30, 2014, the income tax provision represented 42.6% and 43.0% of pre-tax income, respectively. This effective tax rate exceeded our statutory tax rate as a result of certain expenses that are non-deductible for income tax purposes.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue
Public portal advertising and sponsorship	$117,695	$109,608	$343,110	$308,829
Private portal services.	25,795	21,329	74,612	60,187

	$143,490	$130,937	$417,722	$369,016

Earnings before interest, taxes, non-cash and other items (Adjusted EBITDA)	$39,301	$31,720	$110,484	$82,250
Interest, taxes, non-cash and other items
Interest income	19	16	51	54
Interest expense	(6,171)	(5,833)	(18,515)	(17,497)
Income tax provision	(7,275)	(3,353)	(19,471)	(5,182)
Depreciation and amortization	(7,667)	(6,552)	(22,037)	(20,040)
Non-cash stock-based compensation	(8,402)	(9,471)	(24,725)	(30,632)
Loss on convertible notes	—	(3,296)	—	(3,296)
Other expense	—	—	—	(1,353)

Net income	$9,805	$3,231	$25,787	$4,304

The following discussion is a comparison of the results of operations for our two groups of revenue and our Adjusted EBITDA for the three and nine months ended September 30, 2014 and 2013.

Public Portal Advertising and Sponsorship.    Public portal advertising and sponsorship revenue was $117,695 and $343,110 in the three and nine months ended September 30, 2014, respectively, an increase of $8,087 and $34,281, or 7.4% and 11.1% from the prior year periods. This increase was primarily attributable to the increased usage of our advertising and sponsorship offerings by biopharma companies. In general, pricing remained relatively stable for our public portal advertising and sponsorship offerings and was not a significant source of the revenue increase.

Private Portal Services.    Private portal services revenue was $25,795 and $74,612 in the three and nine months ended September 30, 2014, respectively, an increase of $4,466 and $14,425, or 20.9% and 24.0% from the prior year periods. This increase was attributable to the January 1, 2014 launch of our contract with the Blue Cross Blue Shield Federal Employee Program. In general, pricing remained relatively stable for our private portal services and was not a significant source of the revenue increase. The number of customers using our private portal platform at September 30, 2014 was 100 compared to 113 customers using our private portal platform at September 30, 2013.

Adjusted EBITDA.    Adjusted EBITDA increased to $39,301 and $110,484 during the three and nine months ended September 30, 2014, respectively, compared to $31,720 and $82,250 in the prior year periods. As a percentage of revenue, Adjusted EBITDA was 27.4% and 26.4% of revenue in the three and nine months ended September 30, 2014, respectively, compared to 24.2% and 22.3% of revenue in the prior year periods. This increase as a percentage of revenue was primarily due to the higher revenue in 2014. Many of our expenses are fixed in nature and do not vary directly with revenue, and accordingly, our Adjusted EBITDA as a percentage of revenue will fluctuate primarily as a result of changes in our revenue.

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

Liquidity and Capital Resources

As of September 30, 2014, we had $699,847 of cash and cash equivalents, and working capital of $689,723. Our cash and cash equivalents and working capital are affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, the timing of interest payments related to our convertible debt, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities during the nine months ended September 30, 2014 was $80,859, which related to net income of $25,787, adjusted for a non-cash income tax provision of $6,791 related to deferred income taxes, and other non-cash expenses of $50,146, which include depreciation and amortization expense, non-cash interest expense and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities resulted in a decrease in cash of $1,865, primarily due to cash used as a result of a decrease in accrued liabilities of $9,319, a decrease in deferred revenue of $901, and an increase in prepaid and other assets of $2,429, which was offset by cash provided by a decrease in accounts receivable of $10,784.

Cash provided by operating activities during the nine months ended September 30, 2013 was $61,911, which related to net income of $4,304, adjusted for the loss on convertible notes of $3,296, the non-cash income tax provision of $4,592 related to deferred income taxes, and other non-cash expenses of $53,917, which include depreciation and amortization expense, non-cash interest expense and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities resulted in a decrease in cash of $4,198, primarily due to cash used as a result of a decrease in accrued liabilities of $5,689, a decrease in deferred revenue of $5,326, and an increase in prepaid and other assets of $100, which was offset by cash provided by a decrease in accounts receivable of $6,917.

Cash used in investing activities was $21,146 and $8,520 in the nine months ended September 30, 2014 and 2013, respectively. We used $17,964 in connection with purchases of property and equipment in the nine months ended September 30, 2014 compared to $9,901 of purchases of property and equipment in the prior year period. Additionally, we used cash of $3,182 in the nine months ended September 30, 2014 to acquire the assets of TheraSim, Inc. TheraSim’s technology provides the content and programming for certain of our sponsorship services. In the nine months ended September 30, 2013, we received $1,381 from the sale of property and equipment.

Cash used in financing activities was $184,746 in the nine months ended September 30, 2014, compared to cash used in financing activities of $269,128 in the prior year period. We used cash of $103,602 and $9,023 during the nine months ended September 30, 2014 and 2013, respectively, to repurchase shares of our Common Stock through our authorized repurchase program. Additionally, we used cash of $97,560 and $170,516 during the nine months ended September 30, 2014 and 2013, respectively, to repurchase shares of our Common Stock through tender offers. We also used $101,750 of cash during the nine months ended September 30, 2013 to repurchase a portion of our 2.25% Notes. During the nine months ended September 30, 2014 and 2013, we received cash proceeds of $35,857 and $19,482, respectively, related to the exercise of stock options, and used cash of $31,294 and $7,321, respectively, for withholding taxes on stock-based awards. Cash flows from financing activities for the nine months ended September 30, 2014 also include excess tax benefits on stock-based awards of $11,853.

Potential future uses of cash include (a) repurchases of our Common Stock, and (b) our anticipated capital expenditure requirements for the remainder of 2014, which we currently estimate to be approximately $7,000 and which relate to improvements that will be deployed across our public and private portal Websites in order to enable us to service future growth in unique users and page views, as well as to create new sponsorship areas for our customers, and to improve the systems used to provide our private portal applications.

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

The value of our cash and money market investments, which was approximately $700 million at September 30, 2014, is not subject to changes in interest rates.

The 2.50% Notes, the 2.25% Notes and the 1.50% Notes have fixed interest rates; therefore, changes in interest rates will not impact our results of operations or financial position.

ITEM 4.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2014. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of September 30, 2014.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and the Chief Financial Officer, concluded that there were no changes in WebMD’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

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

Failure to effectively identify, assess and pursue new business initiatives could adversely affect our company and its prospects

We are working to broaden our portfolio of services and taking steps to diversify our client base and revenue streams. The development of new products and services in response to evolving trends in healthcare and evolving technologies for Internet-based and mobile services, as well as the identification of new business opportunities in this dynamic environment, requires significant time and resources. We may not be able to respond quickly enough or in a cost-effective manner, appropriately time the introduction of new products and services to the market or identify new business opportunities in a timely manner. In addition, while evolving technologies may offer new opportunities, they may also present additional challenges relating to security and privacy.

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

The markets we participate in are relatively new and continue to change

We participate in relatively new markets. These markets, and our business, have undergone significant changes during their short history and can be expected to continue to change. Many companies with business plans based on providing healthcare information and related services online and through mobile platforms have failed to be profitable and some have filed for bankruptcy or ceased operations. Even if demand from users exists, we cannot assure you that our business will be profitable.

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

Expansion to markets outside the United States will subject us to additional risks

One element of our growth strategy is to seek to expand our online services to markets outside the United States. In certain markets outside the United States, we expect to accomplish this through partnerships or joint ventures with other companies having expertise in the specific country or region, while in other such markets we expect to rely primarily on our own internal resources. For example, in certain markets outside of the United States, we are providing some of our online services in the local language directly to healthcare professionals. The provision of online services in foreign languages presents additional challenges. Our company has only recently begun this activity and, therefore, has limited experience in this area. Our participation in international markets is subject to certain other risks beyond those applicable to our operations in the United States, such as:

•	challenges caused by cultural differences;

•	difficulties in staffing and managing operations from a distance;

•	uncertainty regarding liability for services and content;

•	burdens of complying with a wide variety of legal, regulatory and market requirements;

•	variability of economic and political conditions, including the extent of the impact of adverse economic conditions in markets outside the United States;

•	tariffs or other trade barriers;

•	fluctuations in currency exchange rates;

•	potentially adverse tax consequences, including restrictions on repatriation of earnings; and difficulties in protecting intellectual property.

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

Failure to update our technology infrastructure could adversely affect our business

Evolving technologies could require us to modify our technology infrastructure and any failure to do so on a timely basis may limit the types of services we can provide or the quality of those services, and may put us in a weaker position relative to our competitors. Competitors with newer technology infrastructure may also have greater flexibility and be in a position to respond more quickly than us to new opportunities, which may impact our competitive position in certain markets and adversely affect our business.

Implementation of updates to our technology infrastructure may result in performance problems and may not provide the additional functionality that was expected

From time to time, we implement additions to or changes in the hardware and software platforms we use for providing our online services. During and after the implementation of additions or changes, a platform may not perform as expected, which could result in interruptions in operations, an increase in response time or an inability to track performance metrics. In addition, in connection with integrating acquired businesses, we may move their operations to our hardware and software platforms or make other changes, any of which could result in interruptions in those operations. Any significant interruption in our ability to operate any of our online services could have an adverse effect on our relationships with users and clients and, as a result, on our financial results. We rely on a combination of purchasing, licensing, internal development, and acquisitions to develop our hardware and software platforms. Our implementation of additions to or changes in these platforms may cost more than originally expected, may take longer than originally expected, and may require more testing than originally anticipated. In addition, we cannot provide assurance that additions to or changes in these platforms will provide the additional functionality and other benefits that were originally expected.

If the systems we use to provide online portals experience security breaches or are otherwise perceived to be insecure, our business could suffer

We retain and transmit confidential information, including personal health records, in the processing centers and other facilities we use to provide online services. It is critical that these facilities and infrastructure remain secure and be perceived by the marketplace as secure. A security breach could damage our reputation or result in liability. We may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by breaches. Despite the implementation of security measures, this infrastructure or other systems that we interface with, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, denial-of-service attacks or other attacks by third parties or similar disruptive problems. Because the techniques used by hackers to sabotage or to obtain unauthorized access to computer systems change frequently, we may be unable to anticipate specific types of attacks or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose users, customers, advertisers or publishers. Any compromise of our security, whether as a result of breaches or failures of our own systems or the systems with which they interface, could reduce demand for our services and could subject us to legal claims from our clients and users, including for breach of contract or breach of warranty.

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

Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies

The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Existing and new laws and regulations affecting the healthcare industry could create unexpected liabilities for us, could cause us to incur additional costs and could restrict our operations. Many healthcare laws are complex, and their application to specific products, services, and business arrangements may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services that we provide. However, these laws and regulations may nonetheless be applied to our products, services, and business arrangements. Our failure to accurately anticipate the application of these laws and regulations, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our business. Even in areas where we are not subject to healthcare regulation directly, we may become involved in governmental actions or investigations through our relationships with customers that are regulated, and participation in such actions or investigations, even if we are not a party and not the subject of an investigation, may cause us to incur significant expenses. Some of the risks we face from healthcare regulation are as follows:

•	U.S. Regulation of Drug and Medical Device Advertising and Promotion. The WebMD Health Network provides services involving advertising and promotion of prescription and over-the-counter drugs and medical devices and claims of nutritional supplements. If the FDA or the Federal Trade Commission (FTC) finds that any of our products and services or any information on The WebMD Health Network, in our mobile applications, or in WebMD Magazine violates applicable regulations and guidance documents, they may take regulatory or judicial action against us and/or the advertiser or sponsor of that information. State attorneys general may take similar action based on their respective states’ consumer protection statutes. Any increase or change in regulation of drug or medical device advertising and promotion could make it more difficult for us to contract for sponsorships and advertising. In 2014, the FDA has issued several draft guidance documents clarifying the application of the FDA’s promotional regulations to certain content on social media Websites. We cannot predict how our customers or others in the industry might implement the FDA’s guidance in the future or how its implementation might affect our business. Recent private industry initiatives have resulted in voluntary restrictions, which advertisers and sponsors have agreed to follow.

•	European Regulation of Drug and Medical Device Advertising and Promotion. Our European Websites must comply with the national laws of the respective countries whose physicians they address. In most European countries, the advertising of prescription drugs to the general public is not allowed and, accordingly, these countries generally require access restrictions for Websites that contain such advertisements, which are only allowed to be addressed to healthcare professionals. In addition, there are laws and regulations regarding the use of indirect or disguised marketing, and regarding the offering and providing of gifts or benefits with promotional purpose that are not only of minor value.

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

In April 2012, September 2013 and September 2014, WebMD repurchased shares of its Common Stock in tender offers (collectively, the “Tender Offers”). Completion of the Tender Offers may increase the possibility of another ownership change, which could decrease the existing annual limitation and would apply to all NOL carryforwards and tax credits generated prior to this potential new ownership change.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by WebMD during the three months ended September 30, 2014 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
7/1/14 - 7/31/14	28,810	$49.92	25,000	$36,262,321
8/1/14 - 8/31/14	19,801	$43.84	—	$36,262,321
9/1/14 - 9/30/14	2,014,557	$48.77	2,000,000	$36,262,321

Total	2,063,168	$48.74	2,025,000

(1)	Includes the following number of shares withheld from WebMD Restricted Common Stock that vested during the respective periods in order to satisfy withholding tax requirements related to the vesting of the awards: 3,810 in July, 19,801 in August and 14,557 in September. The value of these shares was determined based on the closing price of WebMD Common Stock on the date of vesting.

(2)	In August 2011, a stock repurchase program (the “Program”) was established through which WebMD was authorized to use up to $75,000,000 to purchase shares of its Common Stock. WebMD’s Board of Directors authorized increases to the Program of $75,000,000, $50,000,000, $40,000,000 and $30,000,000 in October 2011, February 2014, March 2014 and April 2014, respectively. In November 2014 (after the period covered in this table), WebMD’s Board authorized an increase of approximately $23,896,000 to the Program. For additional information, see Note 4 to the Consolidated Financial Statements included in this Quarterly Report.

(3)	In September 2014, WebMD completed a tender offer through which it repurchased 2,000,000 shares of its Common Stock at a price of $48.50 per share. For additional information, see Note 4 to the Consolidated Financial Statements included in this Quarterly Report.

ITEM 6.    Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBMD HEALTH CORP.

By:	/s/ PETER ANEVSKI
Peter Anevski
Executive Vice President and
Chief Financial Officer

Date: November 10, 2014

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))

4.1	WebMD Health Corp. Amended and Restated 2005 Long-Term Incentive Plan, as amended effective October 1, 2014 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2014)*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Section 1350 Certification of Chief Executive Officer of Registrant

32.2	Section 1350 Certification of Chief Financial Officer of Registrant

99.1	Explanation of Non-GAAP Financial Measures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Agreement relates to executive compensation.

E-1