Form 10-K
period 2014-12-31
WebMD Health Corp.
filed 2015-02-27
CIK 1326583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐        No  ☑

As of June 30, 2014, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $1,762,535,000 (based on the closing price of the Common Stock of $48.30 per share on that date, as reported on the Nasdaq Global Select Market).

As of February 23, 2015, there were 37,210,893 shares of Common Stock outstanding (including unvested shares of restricted Common Stock).

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s definitive proxy statement to be filed with the Commission relating to the registrant’s 2015 Annual Meeting of Stockholders is incorporated by reference into Part III.

WebMD®, Medscape®, CME Circle®, Medpulse®, eMedicine®, MedicineNet®, theheart.org® and RxList® are among the trademarks of WebMD Health Corp. or its subsidiaries.

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

The WebMD Health Network — Our Public Portals.     Our network of public portals for consumers and healthcare professionals includes: www.WebMD.com (which we sometimes refer to as WebMD Health), our primary public portal for consumers and related mobile-optimized sites and mobile apps; www.Medscape.com, our primary public portal for physicians and other healthcare professionals and related mobile-optimized sites and mobile apps; and other sites through which we provide our branded health and wellness content, tools and services.

•

Our Websites and mobile applications for consumers help them take an active role in managing their health by providing objective health and wellness information and access to decision-support tools and other services. We also provide content relating to lifestyle and healthy living, including healthy beauty, diet and food, exercise and fitness, and family and pregnancy. Our content offerings for consumers include news articles and features, special reports, interactive guides, originally produced videos, self-assessment questionnaires, expert led Q&As, community discussions, and reference resources. Our mobile applications for consumers, which include the WebMD App, the WebMD Pregnancy App, the WebMD Baby App, the WebMD Pain Coach App, the WebMD Allergy App and the WebMD Magazine App, had been downloaded over 25 million times in total through the end of 2014.

•

Our Websites and mobile applications for healthcare professionals help them improve their clinical knowledge and practice of medicine. We make it easier for physicians and other healthcare professionals to access clinical reference sources, to stay abreast of the latest clinical information, to learn about new treatment options, to earn continuing medical education (or CME) and continuing education (or CE) credit, and to communicate with peers. Medscape’s original content includes daily medical news, conference coverage and expert commentary and columns by authors from widely respected clinical and academic institutions. Medscape also provides access to full-text journal articles, reference materials and other medical content. Through Medscape Education (www.medscape.org), we offer a wide selection of free online CME and CE activities designed to educate healthcare professionals about important diagnostic and therapeutic issues. Our Medscape App for physicians and other healthcare professionals provides formulary information, medical calculators, drug, disease and condition references, and a drug interaction checker. Our Medscape MedPulse App enables healthcare professionals to stay up-to-date on the latest medical news and expert perspectives. Our Medscape Business of Medicine App is a digital magazine for iPad® and Android® tablets covering developments relevant to the healthcare industry, including news, blogs, columns and features on topics such as practice management, medical ethics, electronic health records and healthcare reform.

In 2014, The WebMD Health Network reached an average of approximately 183 million monthly unique visitors and delivered approximately 14.25 billion page views during the year, increases of 33% and 23% over the prior year, respectively. Traffic to Medscape properties from physicians and other healthcare professionals averaged approximately 6.2 million physician sessions per month during 2014, an increase of approximately 13% over the prior year. For additional information regarding traffic to The WebMD Health Network, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Introduction — Background Information on Certain Trends and Developments Affecting Our Business — Traffic Trends” in Item 7 below.

We do not charge any usage, membership or download fees for access to our public portals or mobile applications. Our public portals generate revenue primarily through the sale of various types of advertising and sponsorship products to its clients, which include: pharmaceutical, biotechnology and medical device companies; hospitals, clinics and other healthcare services companies; health insurance providers; consumer products companies whose products or services relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention; and various other businesses, organizations and governmental entities. Advertisers and sponsors use our services to reach, educate and inform target audiences of consumers, physicians and other healthcare professionals. We also generate revenue through the sale of advertising in WebMD Magazine, a consumer publication that we distribute free of charge to physician office waiting rooms and make available online and through an iPad app. Advertising and sponsorship revenue was approximately 81% and 78% of our total revenue for the fiscal years ended December 31, 2013 and 2014, respectively.

WebMD Health Services — Our Private Portals.    For more than a decade, we have helped employers and health plans improve the health of their employee and plan participant populations and reduce healthcare costs. We offer a cloud-based population health management platform, including an online personal health record application, to private and governmental employers and health plans for use by their employees and plan participants. We host our WebMD Health Services platform for our clients. Our flexible architecture allows us to tie in with the client’s existing programs, Websites and intranets for their employees and plan participants. Our online services can be accessed using a computer, a tablet or a smartphone and provide personalized content, tools and other resources relevant to the specific individual’s eligibility, coverage and wellness profile. Our WebMD Health Services solutions include a comprehensive set of decision-support and transparency tools that help their employees and plan participants understand the financial implications of their benefits options and make more informed benefits-related purchase decisions. Our online tools also provide access to information that can help them factor quality and cost into decisions about care and treatment options. In addition, we offer telephonic, online and onsite health coaching and targeted condition management programs that help employees and plan participants make healthier lifestyle choices and achieve their wellness goals.

We generate revenue from subscriptions to our WebMD Health Services platform by employers and health plans, either directly or through distribution relationships, including relationships with employee benefits outsourcing companies, employee benefits consultants and other companies that assist employers in purchasing or managing employee benefits. In addition, we offer our health coaching and condition management services on a per participant basis. Private portal services revenue was approximately 16% and 18% of our total revenue for the fiscal years ended December 31, 2013 and 2014, respectively. Our WebMD Health Services private portals do not display or generate revenue from advertising or sponsorship.

Information Services. We sell certain information products and services on a standalone basis using de-identified data that we license from a small number of third party data sources, of which the principal source is a license retained by HLTH Corporation, our former parent company, in connection with the sale of its Emdeon Business Services business (EBS). As the successor to HLTH, we received this license which provides us the rights to certain de-identified data from the operation of the EBS business through February 2018 for use in the development and commercialization of various information products and services. To date, these standalone information products and services do not include any data derived from the operation of our Websites. Customers include data services, informatics and consulting companies. Revenue from the sale of standalone information products and services was approximately 3% and 4% of our total revenue for the fiscal years ended December 31, 2013 and 2014, respectively. For additional information, see “Government Regulation, Industry Standards and Related Matters – HIPAA Privacy Standards and Security Standards” below.

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

THE WebMD HEALTH NETWORK — OUR PUBLIC PORTALS

Overview

Our Multi-Screen Platform. The WebMD Health Network delivers content through a multi-screen platform that engages users regardless of whether they are on a personal computer, a smartphone or a tablet. Our consumer portals and mobile applications help consumers take an active role in managing their health by providing objective health and wellness information. Our content offerings for consumers include access to news articles and features and decision-support tools that help them make better informed decisions about treatment options, health risks and healthcare providers. Our Websites and mobile applications for physicians and other healthcare professionals help them improve their clinical knowledge and practice of medicine. Our content offerings for these professionals, which include daily medical news, conference coverage, expert commentary and columns and CME activities, are written by authors from widely respected clinical and academic institutions and edited and managed by our in-house editorial staff.

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

In 2013, we merged our theheart.org site into our Medscape Cardiology offering.

www.medscape.org	Medscape Education, the Website through which Medscape, LLC distributes online CME and CE to physicians and other healthcare professionals.

We also provide related mobile applications, which are included in The WebMD Health Network. Our mobile applications for consumers, which include the WebMD App, the WebMD Pregnancy App, the WebMD Baby App, the WebMD Pain Coach App, the WebMD Allergy App and the WebMD Magazine App, had been downloaded over 25 million times in total through the end of 2014. Our Medscape App for physicians and other healthcare professionals provides formulary information, medical calculators, drug, disease and condition references, and a drug interaction checker. Our Medscape MedPulse App enables healthcare professionals to stay up-to-date on the latest medical news and expert perspectives. Our Medscape Business of Medicine App is a digital magazine for iPad® and Android® tablets covering developments relevant to the healthcare industry, including news, blogs, columns and features on topics such as practice management, medical ethics, electronic health records and healthcare reform. We also provide access to our content through versions of our Websites tailored for viewing through mobile browsers.

The WebMD Health Network also includes our international sites: the co-branded Boots WebMD health information site for United Kingdom consumers at www.WebMD.boots.com; and Medscape France (www.medscape.fr) and Medscape Germany (www.medscape.de), our physician portals in those two countries.

Traffic to The WebMD Health Network.    In 2014, The WebMD Health Network reached an average of approximately 183 million monthly unique visitors and delivered approximately 14.25 billion page views during the year, increases of 33% and 23% over the prior year, respectively. Traffic to The WebMD Health Network was an average of approximately 190 million unique users per month and total traffic of 3.70 billion page views during the fourth quarter of 2014, increases of 22% and 17%, respectively, over the prior year period. Traffic to Medscape properties from physicians and other healthcare professionals averaged approximately 6.2 million physician sessions per month in 2014, an increase of approximately 13% over the prior year, and averaged approximately 6.7 million physician sessions per month during the fourth quarter of 2014, an increase of approximately 17% over the prior year period.

Consumers and healthcare professionals are increasingly using smartphones, tablets and other mobile devices to access the Internet, with physicians increasingly using mobile devices during treatment at the point of care. Accordingly, the portion of our page views from mobile devices has increased rapidly in the past several years as usage has increased on mobile devices, and increased utilization of our mobile offerings was the primary driver of our traffic growth in the fourth quarter of 2014, as well as for full year 2014. During the fourth quarter of 2014, approximately 27% of our page views came from a U.S. personal computer (or PC); approximately 36% came from a U.S. smartphone; approximately 8% came from a U.S. tablet device; and approximately 29% came from non-U.S. sources. For additional information regarding traffic to The WebMD Health Network and our efforts to monetize mobile traffic, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction — Background Information on Certain Trends and Developments Affecting Our Business — Traffic Trends” and “— Efforts to Increase Advertising and Sponsorship Revenue from Mobile” in Item 7 below.

Our Editorial Policies.    We are dedicated to providing quality health and wellness information and to upholding the integrity of our editorial process. The goal of our Editorial Policies is to maintain WebMD as an objective, practical and relevant content source for health and medical information. Our original content is reviewed by physician reviewers and by our editors for accuracy, objectivity, appropriateness of medical language, and proper characterization of findings. We uphold traditional journalistic principles in reviewing and corroborating information from other sources. When WebMD licenses health and wellness content from third parties for publication on our site, our editors review the third party’s editorial policies and procedures for consistency with the WebMD Editorial Policies. Our physician reviewers and other editorial staff review a representative sample of the content to ensure that the third party follows the editorial policy and procedures reviewed by WebMD.

Our Policies Regarding Advertisements, Sponsorships and Promotions.    All advertisements, sponsorships and promotions that appear on our Websites are subject to our Advertising Policies and/or our Sponsor Policy. We do not accept advertising that, in our opinion, is not factually accurate or is not in good taste. WebMD makes a clear distinction between the news stories, articles and other content that we create or license and the promotional information that comes from our sponsors. While content from a sponsor is subject to our

Advertising Policy, it is not subject to our Editorial Policy. The sponsor is responsible for the accuracy and objectivity of its content and it is not reviewed by our Editorial Department for accuracy, objectivity or balance. Sponsors may also provide funding directly to WebMD without the sponsor having any control over the content.

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

In the past several years, video and multimedia applications have become an important part of what users expect from Internet sites. In addition, consumers are increasingly using the Internet to access social media as a means to communicate and exchange information, including information regarding health and wellness. Consumers are also increasingly using smartphones and tablets to access online content and tools. We have invested and intend to continue to invest in software and systems that allow us to meet the demands of our users and sponsors, including customized content management and publishing technology to deliver interactive content, multimedia programming and personalized health applications that engage our users. In addition, we continue to focus on delivering a multi-screen platform that extends the user experience onto mobile devices and tablets.

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

Feature	Description
Slideshows	Our slideshows are designed to educate users on specific conditions and other health and healthy living topics in an engaging, visually rich format.
General Medical Information	Our medical library allows consumers to research information relating to diseases and common health conditions by providing searchable access and easy-to-read content, including:
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

WebMD Symptom Checker	Our patented interactive graphic interface with advanced clinical decision-support rules that allows users to identify potential conditions associated with their physical symptoms, gender and age.
WebMD Food & Fitness Planner

Our Food & Fitness Planner is an online journaling service focusing on diet, food and fitness, designed to help users attain their personal health, weight loss and weight management goals. Our Food & Fitness Planner helps users make more informed food, beverage and nutrition choices.

WebMD Recipe Finder

Our Recipe Finder allows users to search our collection of recipes from WebMD, Eating Well and other sources to help make healthy meal choices. Recipes can be searched and filtered by nutritional criteria.

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

Drugs & Treatments	Users can search for information about prescription and over-the-counter medications by brand or generic name, or by condition.
WebMD Physician Directory	Enables users to find a physician based on the physician or practice name, specialty, zip code and distance. We are in the process of adding new features that will enable consumers to check provider experience metrics, ratings and reviews and to book appointments with providers.

Mobile.    We provide access to our consumer content and tools through WebMD Mobile, a version of our WebMD.com site tailored for viewing through mobile browsers at www.m.webmd.com. In addition, we offer the following mobile applications for consumers, which had been downloaded over 25 million times in total through the end of 2014:

•

Our WebMD App, which is available for Android™, iPhone®, iPad® and Kindle Fire®, provides mobile access to certain WebMD content and tools, including Symptom Checker, First Aid, and Pill Identifier applications, as well as other health information. The mobile-optimized content also covers health and beauty, diet, parenting and children’s health, and sex and relationships. WebMD App users can choose from and save information tailored to their specific interests and can select topics to populate tips, fun facts, articles, videos and quizzes relevant to their healthy-living goals. In June 2014, we launched WebMD Healthy Target, an integrated health improvement program available within the WebMD App for iPhone® and, during the third quarter of 2014, we released additional features and functionality, including integration with Apple’s HealthKit. WebMD Healthy Target provides valuable assistance to individuals looking to manage chronic conditions like Type 2 diabetes and obesity, as well as to a broader audience interested in achieving fitness goals or more generally living a healthier lifestyle. WebMD Healthy Target allows users to set their health goals and can receive data from a variety of biometric devices, including activity trackers, wireless scales, blood pressure monitors and glucose meters, to monitor progress against those health goals. Based on the user’s goals and the data, WebMD Healthy Target delivers contextually relevant content and personalized action plans and motivational tips.

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

Social Networking.    The WebMD Community, our social networking initiative, gives consumers the ability to connect with health experts and with other WebMD members to exchange information, experiences and support. Members are empowered to create their own communities and to exchange information with other users. Users can also access content and experts through WebMD’s social media offerings on Facebook, Twitter, Google+, and Pinterest.

International.    We plan to pursue opportunities to expand the reach of our brands outside the United States. In certain markets outside the United States, we expect to accomplish this through partnerships or joint ventures with other companies having expertise in the specific country or region, while in other such markets we expect to rely primarily on our own internal resources. However, because of restrictions on consumer advertising by pharmaceutical and medical device companies that apply in many countries, we expect to focus our efforts outside the United States primarily on expanding our offerings for physicians and other healthcare professionals, rather than consumer offerings. For additional information, see “— Professional Services — International” below.

Since October 2009, we have operated a health information Website in the United Kingdom with Boots UK, the United Kingdom’s leading pharmacy-led health and beauty retailer. The co-branded Boots WebMD site at www.WebMD.boots.com features daily health and wellness news, condition and healthy living centers, interactive health tools, WebMD’s symptom checker, specialized health search, health videos and interactive slide shows.

WebMD Magazine

WebMD Magazine is delivered free of charge to physicians in the United States for use in their office waiting rooms and reaches consumers right before they meet with their physicians. This allows sponsors to extend their advertising reach and to deliver their message when consumers are actively engaged in the healthcare process, and allows us to extend the WebMD brand into offline channels. We publish eight issues per year and had a rate base, in 2014, of over 1.4 million copies of each issue. We estimate that more than 10 million people are reading each issue of WebMD Magazine.

The editorial format of WebMD Magazine is specifically designed for the physician’s waiting room. Its editorial features and highly interactive format of assessments, quizzes and questions are designed to inform consumers about important health and wellness topics. We also publish a digital edition of WebMD Magazine online and, as described under “— Mobile” above, WebMD Magazine is available as a free interactive application for the iPad®. We also produce certain specialized editions of WebMD Magazine, including one for college campuses and one that focuses on diabetes.

Professional Services

Introduction.    The Internet is a primary source of information for physicians and other healthcare professionals, and is growing relative to other sources, such as conferences, meetings and offline journals. Our Websites for healthcare professionals include Medscape and Medscape Education. We also provide related apps for healthcare professional described below, as well as a version of each of our professional Websites that is tailored for viewing through mobile browsers. There are no membership fees and no usage charges for our professional sites and apps. However, users must register to access the full array of content and features. We generate revenue from our professional services by selling advertising and sponsorship programs primarily to companies that desire to reach physicians and other healthcare professionals. We also generate revenue through educational grants.

Medscape.    Medscape (www.medscape.com), our flagship portal for physicians and other healthcare professionals, is organized by medical specialty, with each supported specialty having its own customized content. Medscape also includes areas for nurses, pharmacists, medical students, and members interested in medical policy and business of medicine topics. Registration by users enables us to deliver medical content targeted to their specialty and areas of interest, based on information they provide in their registration profiles. The registration process also enables professional members to choose a home page tailored to their medical specialty or interests. Medscape members receive e-mail newsletters, tailored to their specialty and other areas of interest, that highlight new information and resources on Medscape. Medscape content includes:

•

News Content. Medscape provides timely coverage of medical news, including insightful perspectives from leading medical experts in both text and multimedia formats. Medscape news content is written by our in-house team of professional journalists and editors, faculty from widely respected academic and clinical institutions, and seasoned freelance professional writers. Medscape news content is edited and managed by our editorial staff. The content is produced in various formats, including: in-depth interviews with experts on topics related to the current and future practice of medicine; news alerts on critical clinical issues such as breaking drug information, including pharmaceutical recalls and product advisories; coverage of healthcare policy and politics, including analysis of the Affordable Care Act and its impact on clinical practice; and coverage of key professional meetings and conferences from around the world. Medscape’s news content also includes widely read Business of Medicine coverage on complex practice management, compensation, legal, and ethical issues. The Medscape editorial team also creates recurring features and columns such as clinical cases, slideshows, and special reports. Medscape also provides access to wire service news stories and to licensed full-text journal articles.

•	Reference Content (Drugs and Diseases). Medscape provides original content authored and reviewed by physicians and pharmacists from leading medical centers, in the following categories:

—

Disease and Condition Articles.    Evidence-based and physician-reviewed disease and condition articles are organized to answer clinical questions, as well as to provide in-depth information in support of diagnosis, treatment, and other clinical decision-making. Our over 6,000 comprehensive disease and condition monographs are illustrated with over 40,000 diagnostic images and clinical drawings.

—

Drug Reference.    A proprietary drug reference database, with more than 2,300 monographs, for researching prescribing and safety information on brand-name, generic and over-the-counter (OTC) drugs, including herbals and supplements.

—	Drug Interaction Checker. A drug interaction checker that identifies interactions for drugs, herbals and/or supplements, with detailed information from minor to contraindicated interactions.

—

Clinical Procedure Articles.    More than 1,000 clinical procedure articles provide detailed instructions, and include videos and images to help clinicians with new techniques or to improve their skills in procedures they have previously performed.

—

Image Collections.    Image collections are visually engaging presentations of both common and uncommon diseases, case presentations, and current controversies in medicine. They are presented in a slideshow format and are designed to challenge and expand physicians’ knowledge of clinically important topics.

—	Quizzes and Case Challenges. A series of interactive assessments designed to test clinical acumen and supplement disease and condition content.

Our Medscape App is a free mobile application, available on Android™, Blackberry®, iPhone®, iPad®, and Kindle Fire®, for physicians and other healthcare professionals that provides registered users with access to

Medscape news and reference content, including: articles and other resources; the drug reference database and drug interaction checker; clinical reference, treatment and procedure guides; and physician, pharmacy and hospital directories. Our Medscape App also provides access to CME programs from Medscape Education (described below). In addition, our Medscape App gives users offline access to reference content, treatment guides, a pill identification tool, and the drug interaction checker.

In 2014, we introduced our Medscape MedPulse App, a medical news app for iPhone® and iPad® that enables healthcare professionals to stay up-to-date on the latest medical news and expert perspectives and that can be personalized to an individual’s areas of interest. Medscape MedPulse features the latest medical content from Medscape’s award-winning editorial team and includes a curated Twitter feed to help users stay informed of important medical trends being shared in real time by physicians and other leading medical commentators. In 2014, we introduced our Medscape Business of Medicine App, a digital magazine for iPad® and Android® tablets covering developments relevant to the healthcare industry, including news, blogs, columns and features on topics such as practice management, medical ethics, electronic health records and healthcare reform.

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

Medscape Education offers a wide selection of free online CME and CE activities designed to educate healthcare professionals about important diagnostic and therapeutic issues, including both original CME and CE activities that Medscape, LLC develops as well as activities developed and accredited by third parties. Medscape Education also offers CME developed by our WebMD Global LLC subsidiary, which is intended for physicians and other healthcare professionals located outside of the United States. Medscape Education educational activities are supported by independent educational grants provided by pharmaceutical and medical device companies, as well as foundations and government agencies. In addition, in order to provide broad and timely coverage of areas of interest to healthcare professionals, Medscape Education offers numerous CME and CE activities for which it does not receive grants or other outside support.

International.    We are pursuing opportunities to expand the reach of the Medscape brand outside the United States. Physicians and healthcare professionals from around the world access content in English and other languages made available through Medscape. In addition, Medscape provides content in French to healthcare professionals in France (through www.medscape.fr) and in German to those in Germany (through www.medscape.de). In May 2014, Medscape began a collaboration with DXY, the largest online community for healthcare professionals in China, that enables the distribution of our educational programs to physicians and healthcare professionals in China through the DXY.cn site, bringing timely and valuable clinical information to physicians in China who are looking to improve their knowledge and skills in rapidly changing areas of medicine.

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

The pricing for our advertising and sponsorship services varies from contract to contract based on numerous factors, including the specific services to be provided, the content areas where advertisements or sponsored content are to be displayed, the nature of any exclusivity provided, the total size of the commitment by the sponsor, and other factors. We also sell advertising on a CPM (cost per thousand impressions) basis, where an advertiser can purchase a set amount of impressions on that basis. An “impression” is a single instance of an ad appearing on a Web page. However, our services for advertisers and sponsors are generally more complex and have more complex pricing than simple cost per thousand impressions pricing. As our audience of mobile users continues to grow, we are seeing increased acceptance of and demand for mobile advertising and sponsorship programs from our customers. A majority of the programs we sold in the fourth quarter of 2014 included a mobile element. As a result, the proportion of program delivery on mobile continues to increase. Accordingly, mobile could be an important area of growth for the future and we view mobile monetization as an opportunity for incremental revenue.

We have been investing in improved data analytics capabilities to enhance our ability to demonstrate to advertisers and sponsors how promotional strategies implemented through WebMD impact physician and consumer behaviors and preferences. Enhanced analytic capabilities also support WebMD’s internal development of user engagement strategies and new messaging and education services.

Sales and Marketing

Our sales, marketing and account management personnel work with pharmaceutical, medical device and biotechnology companies, hospitals, health insurance companies, governmental entities and consumer products companies and their ad agencies to place their advertisements and other sponsored products on The WebMD Health Network and in WebMD Magazine. These individuals work closely with clients and potential clients and their agencies to develop innovative ways to bring their companies and their products and services to the attention of specific groups of consumers and healthcare professionals, and to create channels of communication with these audiences.

WEBMD HEALTH SERVICES — OUR PRIVATE PORTALS

Introduction

In response to increasing healthcare costs, employers and health plans have been changing benefit plan designs to increase deductibles, co-payments and other out-of-pocket costs and taking other steps to motivate employees and plan participants to live healthier lives and use healthcare in a cost-effective manner. In connection with shifting greater responsibility for healthcare costs to employees and plan participants, employers and health plans are making available more health and benefits information and decision-support applications to help their employees and plan participants make informed decisions about treatment options, health risks, lifestyle choices and healthcare providers. The goal is to encourage individuals to take a more active role in managing their health by providing relevant information, including data related to healthcare costs and quality. Since lifestyle choices, including choices regarding nutrition, exercise and tobacco use, are key drivers of health and can dramatically impact risks for acquiring chronic, costly health conditions, employers and health plans seek to reduce demand for healthcare services by focusing on health and wellness initiatives for their employees and plan participants.

For more than a decade, we have helped employers and health plans improve the health of their employee and plan participant populations and reduce healthcare costs. We offer a cloud-based population health management platform, including an online personal health record application, to private and governmental employers and health plans for use by their employees and plan participants (we generally refer to the individuals given access to our services by their employers and health plans as “participants” below). We host our WebMD Health Services platform for our clients. Our flexible architecture allows us to tie in with the client’s existing programs, Websites and intranets for participants. Our online services can be accessed by participants using a computer, a tablet or a smartphone and provide personalized content, tools and other resources relevant to the specific individual’s eligibility, coverage and wellness profile. As described more fully below, our WebMD Health Services solutions include a comprehensive set of decision-support and transparency tools that help participants understand the financial implications of their benefits options and make more informed benefits-related purchase decisions. Our online tools also provide access to information that can help them factor quality and cost into decisions about care and treatment options. In addition, we offer telephonic, online and onsite health coaching and targeted condition management programs that help employees and plan participants make healthier lifestyle choices and achieve their wellness goals. We also offer clients the ability to design team-based wellness challenges to help foster a culture of wellness in the workplace.

We generate revenue from subscriptions to our WebMD Health Services platform by employers and health plans, either directly or through distribution relationships, including relationships with employee benefits outsourcing companies, employee benefits consultants and other companies that assist employers in purchasing or managing employee benefits. In addition, we offer our health coaching and condition management services on a per participant basis. Our WebMD Health Services private portals do not display or generate revenue from advertising or sponsorship.

Our Online Platform

Our WebMD Health Services cloud-based platform provides a personalized user experience by integrating: individual user data (including personal health information); plan-specific data from clients; and WebMD content, decision-support technology and personal communication services. We host our WebMD Health Services platform for our clients. Our flexible architecture allows us to tie in with the client’s existing programs, Websites and intranets.

Our platform has been designed to integrate complex data from multiple sources, including health and pharmacy claims, electronic medical records and lab results, as well as biometric data from devices, monitors and apps used for health and fitness purposes through our device connection center. Once the information from any of these multiple sources has been imported into a participant’s profile on the platform, it can be used in other WebMD Health Services products, such as in connection with issuing rewards, designing wellness challenges or participating in one of our coaching programs. A health profile drives personalized messaging to the individual, including recommendations for educational resources and online tools. The health profile relies upon the integrated data, as well as our proprietary health assessment tool (sometimes referred to in the industry as a health risk assessment), completed by the participant, which identifies modifiable risk factors and health conditions. Health trackers allow individuals to graphically track health measurements over time.

Our WebMD Health RecordSM provides a secure repository for self-reported and professionally sourced health data and helps participants gather, store, manage and share that data. Medical and pharmacy claims data as well as lab and biometric results can be automatically imported. In addition, the WebMD Health RecordSM allows individual users to authorize access by healthcare providers, which can encourage better communication and coordination of care. Through the portability feature, WebMD also offers individual users the ability to access their data even if they change jobs, health plans or providers. We also provide the capability to upload, track, and share data from mobile devices and home medical devices.

We provide communications services and incentive program services to support program launches, to increase completion rates of the health assessments, and to drive ongoing utilization of our tools and services by participants. With the rewards platform, we assist clients to motivate their participants through wellness incentive programs that encourage and reward use of the services we provide and specific health behaviors. Our flexible rewards platform enables clients to design and manage custom rewards programs based on participation, activity or outcomes. Rewards fulfillment may include premium reductions, gift cards, electronic funds transfer into HSA accounts, rewards debit cards or check rewards. Our messaging platform enables targeted email and text messaging communication campaigns that inform and motivate participants to change their behaviors and improve health status. Messages can be targeted based on health profile characteristics, demographics, or site usage, and they can be designed to raise awareness of specific resources and programs or to motivate lifestyle changes. We also provide print media as an additional channel to motivate utilization by individuals and their dependents.

Our Health Coaching and Condition Management Services

Telephonic and onsite health coaching are integrated with our online coaching platform and can be accessed by an employee or plan participant through a client’s private portal. Our health coaches work one-on-one with participants to motivate them to improve their own health status by managing modifiable risk factors that lead to health conditions, by pursuing health-conscious lifestyles, by actively seeking health and wellness knowledge and by understanding the impact of lifestyle decisions. In addition, a health coach can refer participants to employer or plan sponsored health programs or recommend appropriate online or offline health resources to help them meet their wellness goals. We offer tobacco cessation, weight management and certain condition management specialty coaching programs to address the health risks specifically associated with smoking, obesity and other chronic conditions.

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

WebMD Lifestyle FirstSM coaching programs extend to cover condition management. These condition management programs are designed to give individuals access to a wide range of online and offline resources to provide long-term support and motivation and help them make better decisions to manage their health, including ongoing, intensive one-on-one coaching by condition specialists, along with progress tracking tools and personalized messaging and rewards programs. We offer Condition Management programs for five conditions: coronary artery disease, congestive heart failure, diabetes, chronic obstructive pulmonary disease and asthma.

We offer tools and services that enable our clients to integrate programs from third parties, including their disease management vendors, into the programs and portal solutions we offer. Participants are referred to third-party services through our proprietary Health Program Referral System, and those services can be promoted throughout the online or coaching experiences that we deliver.

Our WebMD Wellness Challenge Platform

Through our WebMD Wellness Challenge Platform, we offer clients the ability to create and configure team-based wellness challenges to help foster a culture of wellness in the workplace. These challenges may be custom challenges designed by the client for its specific employee population or one of our core supported challenges, such as the WebMD Hit Your StrideSM Walking Program that allows participants in the challenge to compete on number of steps and the WebMD Ready! Set! Move!SM Activity Program that allows challenge participants to compete on the most exercise minutes or exercise intensity.

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

•

WebMD Treatment Cost Advisor allows participants to search for explanations and demographically-based cost information for approximately 400 specific conditions, tests, procedures, and treatments. If the participant has uploaded his or her benefit plan information into the site manager, the cost estimates can factor in that information as well.

Sales and Marketing

We market our WebMD Health Services cloud-based platform and health coaching and condition management services to private and governmental employers and health plans through a dedicated sales, marketing and account management team. Our services are also distributed through relationships with employee benefits outsourcing companies, certain of our clients who have limited distribution rights, employee benefits consultants and other companies that assist employers in purchasing or managing employee benefits. A typical contract provides for a multi-year term. The pricing of these contracts is generally based on several factors, including the complexity involved in integrating our online platform for the client, the number of wellness and decision support tools and other services being provided, the degree of customization of the services involved and the anticipated number of participants covered by such contract.

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

Continued development of our technological infrastructure is critical to our success. We have invested and intend to continue to invest in software and systems that allow us to meet the demands of our users and sponsors and the clients of our private portals. Our development teams work closely with marketing and account management employees to create content management capabilities, interactive tools and other applications. The goal of our current and planned investments is to further develop our content and technology platform serving various end-users, including consumers and physicians, and to create innovative services that provide value for our advertisers and sponsors for The WebMD Health Network and for the employer and payer customers of our private portals.

USER PRIVACY AND TRUST

We have adopted internal policies and practices relating to, among other things, content standards and user privacy, designed to foster our relationships with our users. For additional information regarding the policies and practices of our public portals, see “The WebMD Health Network — Our Public Portals — Overview — Our Editorial Policies” and “— Our Policies Regarding Advertisements, Sponsorships and Promotions” above. In addition, we participate in the following external, independent verification programs:

•

URAC.    We have been awarded Health Web Site accreditation from URAC, an independent accrediting body that has reviewed and approved the WebMD.com site and our WebMD Health Services platform for compliance with its quality and ethics standards. The current term of our accreditation goes through July 1, 2016.

•

TRUSTe.    WebMD.com, MedicineNet.com, RxList.com, and eMedicineHealth.com, our mobile site and our mobile Applications are licensees of the TRUSTe Privacy Seal and our WebMD Health Services platform is a recipient of the TRUSTe E.U. Safe Harbor programs. TRUSTe is an independent organization whose goal is to build users’ trust and confidence in the Internet. TRUSTe is also a Children’s Online Privacy Protection Act (COPPA) Safe Harbor organization for the Federal Trade Commission and our fit WebMD site is certified under its Children’s Privacy Seal Program.”

•

Health on the Net Foundation.    Our WebMD.com, eMedicine.com, eMedicineHealth.com, MedicineNet.com and WebMD.Boots.com sites and the WebMD Health Services platform comply with the principles of the HON Code of Conduct established by the Health on the Net Foundation, an independent, non-profit organization.

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

•

NCQA.    In 2014, our WebMD Health Services wellness programs obtained National Committee for Quality Assurance (NCQA) Wellness and Health Promotion (WHP) Accreditation. We scored 100% on all applicable NCQA standards surveyed. NCQA is a private, non-profit organization dedicated to improving healthcare quality and providing healthcare quality information for consumers, purchasers, healthcare providers and researchers.

We have won numerous awards for our Websites and for specific articles. Some of the awards we have received in the past three years include the Webby Award in the Health Category as well as the Webby People’s Voice Award in the Health Category, the prestigious Society of Professional Journalists Award for deadline reporting, the Weidenbaum Center Award for Evidence-Based Journalism, and a Gold Award from Medical Marketing and Media (MM&M) for Best Mobile App for Consumers (WebMD Baby App). WebMD has also been named the most trusted U.S. brand by Millward Brown.

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

Competitors to our consumer portals also include advertising networks that aggregate traffic from multiple Websites, including advertising.com (which is owned by AOL), Tribal Fusion, Undertone Networks and AdBlade. Other competitors to our consumer portals include: publishers and distributors of traditional offline media, including television, radio, books, newspapers and magazines targeted to consumers; and manufacturers and distributors of activity trackers, heart rate monitors, blood pressure monitors and similar devices relating to health and wellness that can download data to a PC, tablet or smartphone, as well as numerous other companies developing applications and tools for use with those devices.

Professional Portals.    Competitors to our professional portals and mobile applications include Epocrates, Inc. (which is part of athenahealth, Inc.), Clinical Care Options, MedPage Today (which is owned by Everyday Health), QuantiaMD, Sermo (which is operated by WorldOne) and UpToDate Inc. (which is owned by Wolters Kluwer Health). Other competitors to our professional portals include:

•	print journals and other specialized media targeted to healthcare professionals, many of which have established or may establish their own Websites or partner with other Websites;

•	offline medical conferences, CME and CE programs and symposia;

•	vendors of e-detailing services, such as Physicians Interactive, and our clients’ own in-house detailing efforts; and

•	vendors of healthcare information and related services distributed through other means, including direct sales, mail and fax messaging.

Private Portals

Our WebMD Health Services private portals and coaching services compete, directly or indirectly, with various types of services provided by many different types of companies, including:

•

similar services offered by health insurance companies and their affiliates, such as Aetna, Humana, Kaiser Permanente and United Healthcare, and by employee benefits services companies and their affiliates;

•

services offered by health management and disease management vendors, such as Mayo Foundation for Medical Education and Research, Wellness + Prevention, Inc. (which was formerly known as HealthMedia), Healthways, StayWell, Limeade, RedBrick Health and Optum (which is owned by United Health Group); and

•

services of other providers of online platforms and applications for personal health records and decision-support and transparency tools for evaluating health insurance coverage options and healthcare provider and treatment options, such as Castlight Health, Change Healthcare (which is owned by Emdeon Inc.), Dossia, Epic Systems, HealthSparq, Microsoft, and a variety of other companies.

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

Regulation of Drug and Medical Device Advertising and Promotion

The FDA and the Federal Trade Commission, or FTC, regulate the form, content and dissemination of labeling, advertising and promotional materials prepared by, or for, pharmaceutical or medical device companies. The FTC regulates over-the-counter (OTC) drug advertising and, in some cases, medical device advertising. Based on FDA requirements, regulated companies must limit advertising and promotional materials to discussions of FDA-approved uses and claims. In limited circumstances, regulated companies may disseminate certain non-promotional scientific information or disease-state information.

Information on our Websites that promotes the use of pharmaceutical products or medical devices is subject to FDA and FTC requirements and enforcement actions, and information regarding other products and services is subject to FTC requirements. If either agency finds that information on our Websites violates regulations or guidance, it may take regulatory or judicial action against us or the advertiser or sponsor of that information. State attorneys general may also take similar action based on their state’s consumer protection statutes. Areas of our Websites that could be the primary focus of regulators include pages and programs that discuss use of a regulated product or that the regulators believe may lack editorial independence from the control of sponsoring pharmaceutical or device companies. Television broadcast advertisements that we may provide may also be subject to FTC and FDA regulation, depending on the content. The agencies place the principal burden of compliance with advertising and promotional regulations on advertisers and sponsors to make truthful, substantiated claims.

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

The FDA also regulates the safety, effectiveness, and labeling of OTC drugs either through specific product approvals or through regulations that define approved claims for specific categories of products. The FTC regulates the advertising of OTC drugs under the section of the Federal Trade Commission Act that prohibits unfair or deceptive trade practices. The FDA and FTC regulatory framework requires that OTC drugs be formulated and labeled in accordance with FDA approvals or regulations and promoted in a manner that is truthful, adequately substantiated, and consistent with the labeled uses. OTC drugs that do not meet these requirements are subject to FDA or FTC enforcement action depending on the nature of the violation. In addition, state attorneys general may bring enforcement actions for alleged unfair or deceptive advertising.

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

In the last 15 years, the FDA has gradually relaxed its formerly restrictive policies on DTC advertising of prescription drugs, allowing companies to advertise prescription drugs to consumers in any medium, provided that they satisfy FDA requirements. For example, the FDA issued guidance in February 2015 regarding the “brief summary” requirements for prescription drug advertising, allowing those statements to focus primarily on the most clinically significant information about the most serious and the most common risks rather than including all warnings, precautions, and contraindications. If, in the future, the FDA makes changes to its DTC policies that make them more restrictive, it could become more difficult for us to obtain advertising and sponsorship revenue.

In response to a Congressional directive, the FDA has issued several guidance documents regarding the use of the Internet to promote FDA-regulated medical products. Most recently, in 2014, the FDA issued draft guidance clarifying rules regarding drug promotion through interactive social media tools, which offered recommendations on how drug and device firms can correct inaccurate information about their products posted by third parties on Internet and social media sites and clarified how these same firms can discuss their products on Internet platforms with space restrictions, including social media sites and paid search links. None of these draft guidances directly affect a core part of our current business, but, to the extent that they affect social media aspects of our Websites, they may trigger obligations for our customers. We also do not know how our customers might change their business practices in light of the 2014 guidances. We cannot predict what effect any such changes will have on our business.

There are also advertising restrictions that apply outside of the United States. Our European Websites belonging to The WebMD Health Network must comply with the national laws of the respective countries whose physicians they address. Under these European laws, there are several restrictions regarding advertising of drugs or medical devices. There are, in particular, broad prohibitions on the advertising of prescription or reimbursed drugs to the general public, the use of indirect or disguised marketing, and the offering and providing of gifts or benefits with promotional purpose that are not of minor value. If the relevant European national competent authorities find that any of our products and services, or any information on our Websites or in our mobile applications, violate applicable regulations, they may take regulatory or judicial action against us and/or the advertisers or sponsors of that information. Moreover, our competitors, or even competitors of advertisers and sponsors, may take actions against us and/or advertisers or sponsors of the information.

Regulation of Mobile Applications and other Mobile Health Technology

The FDA regulates medical devices in the U.S. Some health-related applications running on mobile platforms, as well as other health-related software products, among other types of products, are considered medical devices. Such actively regulated medical devices are subject to extensive regulation by the FDA and other federal, state, and local authorities. In order to be subject to FDA regulation, the particular application or product must meet the definition of a medical device as provided in the Federal Food Drug and Cosmetic Act. In addition, the FDA has clarified via guidance document that the agency intends to actively regulate only those mobile applications that meet the agency’s definition of “device” and that could pose a risk to patients’ safety if they fail to work as intended. The FDA is exercising enforcement discretion, meaning that they will not actively enforce regulatory requirements, with respect to certain lower risk mobile applications that meet the device definition. In addition, the FDA has recently proposed refraining from exercising active enforcement over certain products that promote health or healthy lifestyles even when promoted for patients with certain diseases or conditions.

In light of current FDA guidance, we believe that none of our existing online services and mobile applications are subject to regulation as a medical device under applicable FDA regulations. We are required to determine whether FDA regulations would apply to any of our applications and the FDA could disagree with the determination we have made. If the FDA disagrees, they may take regulatory action against us. It is also possible that products or services that we may offer in the future could subject us to such regulation or that current rules could change or be interpreted to apply to some of our existing online services or mobile applications. Complying with such regulations could be burdensome and expensive and could delay our introduction of new services or applications.

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

Over the years, the ACCME and other organizations have discussed ways to assure that commercial interests do not bias CME activities. The ACCME has published several proposals since 2008, including proposals to reduce communications between commercial interests and CME providers and to create special designations for CME activities that are not funded by commercial interests. The ACCME also suggested creating an independent CME funding entity to build a firewall between commercial interests and CME activities. The ACCME has not adopted these proposals but has revised its policies. It is possible that adoption of additional proposals could significantly affect Medscape, LLC’s business model.

Educational activities directed at physicians, including CME, have been subject to increased governmental scrutiny in recent years to ensure that sponsors do not influence or control the content of the activities. The Department of Justice continues to examine CME sponsorship by pharmaceutical companies. In addition, as part of the Affordable Care Act, pharmaceutical companies are now required to publicly report certain payments and transfers of value that they make to U.S. physicians. Beginning with payments made in 2016, this may include payments to CME authors. The federal government’s interpretation of this reporting requirement, which has been evolving and may continue to change, could affect pharmaceutical companies’ views of their reporting obligations with respect to payments in support of authors and presenters of CME material. In implementing internal controls and procedures that promote adherence to applicable regulations and requirements, supporters of CME may interpret the regulations and requirements differently and may implement varying procedures or requirements. These regulations and requirements, and the related internal controls and procedures:

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

Federal False Claims Act

The Federal False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a Federal healthcare program. The whistleblower (or “qui tam”) provisions of the Federal False Claims Act allow a private individual to bring actions on behalf of the Federal government alleging that the defendant has submitted a false claim to the federal government and to share in any monetary recovery. After the filing of a qui tam suit, the Federal government may intervene and control the case; if it does not, the private individual may pursue the claim on his or her own. In addition, various states and European countries have enacted false claim laws analogous to the Federal False Claims Act, and many of these laws apply where a claim is submitted to any third-party payor and not merely a Federal healthcare program. When an entity is determined to have violated the Federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties. Federal False Claims Act cases have been brought against drug manufacturers, and resulted in significant monetary settlements and the imposition of federally-supervised corporate integrity agreements in circumstances that include allegations that company-sponsored CME was unlawful off-label promotion. It is not clear whether there is a basis for the application of the Federal False Claims Act to the types of services that WebMD provides. However, plaintiffs have in the past, and may in the future, seek to name us as defendants in these types of cases. Any action against us for violation of these laws could cause us to incur significant legal expenses and may adversely affect our ability to operate our business.

HIPAA Privacy Standards and Security Standards

The Privacy Standards and Security Standards under the Health Insurance Portability and Accountability Act of 1996 (referred to as HIPAA), as amended by the Health Information Technology for Economic and Clinical Health (HITECH) Act of 2009, establish a set of national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses and healthcare providers (referred to as “covered entities”) and their “business associates,” which are persons or entities that perform certain services for or on behalf of a covered entity that involve the use or disclosure of protected health information. In connection with the sale by HLTH of its Emdeon Business Services business (or EBS), EBS agreed to license to HLTH, through February 2018, certain data, de-identified by EBS in conformity with HIPAA, for use in the development and commercialization of certain information products and services. We are currently using the data received under this license in our information services products.

As a “business associate” of covered entities we are subject to HIPAA with regard to certain aspects of our business, such as managing employee or plan member health information for employers or health plans. With respect to our WebMD Health Services private portals and coaching services, HITECH creates obligations for us to report any unauthorized use or disclosure of protected health information, known as a breach, to our covered entity customers. The 2013 final HITECH rule modifies the breach reporting standard in a manner that makes more data security incidents qualify as reportable breaches. In addition, HITECH and its implementing regulations impose similar data breach notification requirements on vendors of personal health records that require us to notify affected individuals and the FTC in the event of a data breach involving the unsecured personal information of users of our public portal services.

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

Genetic Information Nondiscrimination Act (GINA)

The Genetic Information Nondiscrimination Act (referred to as GINA), enacted in May 2008, does not apply directly to WebMD, although it does apply to our WebMD Health Services private portal customers, including both employers and group health plans. GINA was enacted to prevent discrimination by group health plans, health insurance issuers and employers on the basis of genetic information. Our WebMD Health Services health assessment is typically offered to employees by their employer or group health plan as a voluntary component of a wellness program. The U.S. Departments of Labor, HHS and Treasury published Interim Final Rules implementing portions of Title I of GINA in October 2009. The Interim Final Rules prohibit health plans from requesting, requiring or purchasing genetic information prior to or in connection with enrollment, or at any time for underwriting purposes, and state that “underwriting purposes” includes any incentive or disincentive (such as decreasing or increasing premiums) for completing a health assessment. “Genetic information” is defined broadly to include information about an individual’s family medical history. The agencies have not finalized the regulations to date. However, in September 2010, the Department of Labor provided additional guidance in the form of frequently asked questions stating that, while a plan may not require an individual to complete a health assessment that requests family medical history in order to receive a wellness program reward, it may use genetic information to make a determination regarding payment, or regarding the medical appropriateness of a treatment or service. HHS also issued a final rule implementing section 105 of GINA in January 2013. The final rule specifically provides that genetic information is a type of health information that is covered by HIPAA’s Privacy Standards and Security Standards, and specifically prohibits it from being used or disclosed for underwriting purposes (including any incentive or disincentive for completing a health assessment).

Title II of GINA prohibits employment discrimination based on genetic information as well as the request or purchase of genetic information of employees or their family members with limited exceptions. The Equal Employment Opportunity Commission issued final rules implementing Title II in November 2010. The final rules specify that genetic information may be collected in a health assessment that is part of a wellness program only if participation in the collection of such information is voluntary, and indicate that the agency will consider participation voluntary if the employer neither requires participation nor penalizes employees who do not participate.

While each customer is responsible for ensuring that the wellness and benefit selections it offers are compliant with GINA, WebMD may face challenges as a result of varying interpretations of the law by our customers and by the multiple enforcing agencies and uncertainties over the final form of certain of the rules. Our customers’ interpretations of the law have required us to modify our WebMD Health Services health assessment product and we could experience increases in operational costs or decreases in demand for our products.

State legislation, such as some in California prohibiting any form of discrimination by businesses based on genetic information, including in housing, public accommodation, and the provision of emergency services, could have additional implications for service we provide in those states.

Other Restrictions Regarding Confidentiality, Privacy and Security of Health Information

In addition to HIPAA, numerous other state and federal laws, including those described in “— Consumer Protection Regulation” below, govern the collection, dissemination, use, access to, confidentiality and security of patient health and prescriber information. In addition, Congress and some states are considering new laws and regulations that further protect the privacy and security of medical records or medical information. In some cases, more protective state privacy and security laws are not preempted by the HIPAA Privacy Standards and Security Standards and may be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our customers and strategic partners.

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

Anti-Kickback Laws

There are federal and state laws that govern patient referrals, physician financial relationships and inducements to healthcare providers and patients. For example, the federal anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients for items or services reimbursed by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service reimbursed by these programs. Many states and European countries also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a government healthcare program. These laws are applicable to manufacturers and distributors and, therefore, may restrict how we and some of our customers market products to healthcare providers, including e-details. We carefully review our practices with regulatory experts in an effort to ensure that we comply with all applicable laws. However, the laws in this area are both broad and vague, and it is often difficult or impossible to determine precisely how the laws will be applied, particularly to new services. Penalties for violating the federal anti-kickback law include imprisonment, fines and exclusion from participating, directly or indirectly, in Medicare, Medicaid and other federal healthcare programs. Any determination by a state, federal, or foreign regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate some portions of our business and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our practices could cause us adverse publicity and be costly for us to respond to.

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

In addition, many countries and governmental bodies have, or are developing, laws that may apply to online health information services of the types we provide, or to Internet sites generally, including laws regarding the collection, use, storage and dissemination of personal information or patient data. To the extent our operations are located within their jurisdiction or are directed at individuals within their jurisdiction, these laws may apply to us. In addition, those governments may attempt to apply such laws extraterritorially or through treaties or other arrangements with U.S. governmental entities. To the extent we fail to accurately anticipate the application or interpretation of these laws, we could be subject to liability and adverse publicity, which could negatively affect our business. In Europe, the current national implementations of the existing general data protection Directive 95/46/EC and of the e-Privacy Directive 2002/58/EC provide for criminal and administrative sanctions in case of violations, even though criminal sanctions are very rarely imposed. For example, France and Germany provide for administrative fines of up to 300,000 Euros (approximately 360,000 USD) in case of illegal collection or processing of personal identifiable information. Under draft General Data Protection Regulation under consideration by the European Commission (originally proposed in January 2012 and most recently recirculated in December 2014), fines of up to 100,000,000 Euros (approximately 120,000,000 USD) or up to 5% of the global sales of the infringer could be imposed.

Many European countries have established cost reduction measures within their health systems or are intending to do so. This is intended to reduce the spending of the mainly publicly funded health systems in Europe. For example, Germany has established a risk/benefit drug assessment that adversely affects the prices of newly introduced medicinal products. Thus, it is possible that our advertisers and sponsors will face cost reduction measures and reduce their expenditures or postpone expenditure decisions, including expenditures for our services, which could have material adverse effects on our business.

Consumer Protection Regulation

General.    Advertising and promotional activities presented to visitors on our Websites are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. We are also subject to various other federal and state consumer protection laws, including the specific ones described later in this section.

Internet and mobile user privacy, personal data security and the use of information to track online activities are major issues in the U.S. and abroad. In the U.S., the FTC and many state attorneys general are applying federal and state consumer protection laws to advertising activities and to require that the online collection, use and dissemination of data, including personal information, and the presentation of Website content, comply with certain standards for notice, choice, security and access. Courts may also adopt these developing standards. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities. We believe that we are in compliance with the consumer protection standards that apply to our Websites, but a determination by a state or federal agency or court that any of our practices do not meet these standards could result in liability and adversely affect our business. New interpretations of these standards could also require us to incur additional costs and restrict our business operations. In addition, claims that we are violating any such standards could, even if we are not found liable, be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

The FTC periodically holds workshops on issues relevant to online consumer privacy issues and consumer protection generally and uses the information it collects to help guide its policy and enforcement agenda. In 2014, the FTC held a seminar regarding privacy issues associated with “consumer generated and controlled health data,” which is relevant to services we offer. Previously, following a series of workshops, the FTC issued a preliminary staff report in December 2010 containing a proposed framework for businesses and policymakers for online consumer privacy issues and, in March 2012, the FTC issued a final report setting forth its current views on best practices, to protect the privacy of consumers, to be implemented by companies that collect and use consumer data. Also in March 2012, the White House released a Privacy White Paper that outlined the Obama Administration’s proposal for a new American privacy framework based on a Consumer Bill of Privacy Rights and which called for the development of industry-specific voluntary, enforceable privacy codes of conduct through a collaborative multi-stakeholder process. Both the FTC and the White House have called for Congress to develop baseline privacy legislation and the FTC also called on industry to accelerate the pace of self-regulation; in January 2015, the White House renewed its call for enactment of baseline privacy legislation. The FTC’s staff report and the White House’s Privacy White Paper, and the FTC’s workshop on consumer generated and controlled health data, reflect a continuing governmental interest in, and assessment of, online privacy issues. How these issues are ultimately resolved, whether through self-regulatory programs, legislation and regulation or some combination and the specifics of any such regimes, may significantly impact our operations.

In Europe, Directive 2009/136/EC of the European Parliament and of the Council requires the user’s full information and consent prior to the installation and use of any so-called “cookie” on a user’s computer. This Directive has been implemented differently, in various member states of the European Union, and national requirements to remain compliant with the respective laws may vary. Nevertheless, the provisions of this directive, whether effectively implemented in national laws, are now applicable in all the member states of the European Union and enforcement actions are now being considered by local data protection authorities. In addition, the new draft General Data Protection Regulation mentioned above revises the currently applicable data protection framework. The potential resulting new framework sets out additional requirements for users’ consent for offline and online marketing. If enacted, this instrument will further strengthen the already very densely regulated area of Internet privacy in Europe. In addition, this revised European legislation, if adopted, would increase the likelihood of the applicability of European law to entities established outside the European Union but processing data of European data subjects. Countries outside of Europe are also increasingly focusing on data privacy legislation and regulation. Certain such legislative activity, such as data localization laws, could have an impact on our operations and how we do business.

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

Data Protection Regulation.    With the recent increase in publicity regarding data breaches resulting in improper dissemination of consumer information, many states have passed laws regulating the actions that a business must take if it experiences a data breach, such as prompt disclosure to affected customers. Generally, these laws are limited to electronic data and make some exemptions for smaller breaches. Congress has also been considering similar federal legislation relating to data breaches. The FTC and states’ Attorneys General have also brought enforcement actions and prosecuted some data breach cases as unfair and/or deceptive acts or practices under the FTC Act. In addition to data breach notification laws, some states have enacted statutes and rules requiring businesses to reasonably protect certain types of personal information they hold or to otherwise comply with certain specified data security requirements for personal information. These laws may apply directly to our business or indirectly by contract when we provide services to other companies. We intend to continue to comprehensively protect all consumer data and to comply with all applicable laws regarding the protection of this data.

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

COPPA.    The Children’s Online Privacy Protection Act, or COPPA, applies to operators of commercial Websites and online services directed to U.S. children under the age of 13 that collect personal information from children, and to operators of general audience sites with actual knowledge that they are collecting information from U.S. children under the age of 13. Except for our fit.WebMD.com site, our sites are not directed at children and our general audience site, WebMD Health, states that no one under the applicable age is entitled to use the site. In addition, WebMD Health employs a kick-out procedure whereby users identifying themselves as being under the age of 13 during the registration process are not allowed to register for the site’s member only services, such as message boards and live chat events. The FTC issued a revised COPPA rule in late 2012 to broaden its scope in certain respects. Our fit.WebMD.com site is designed to comply with the provisions of COPPA and we believe that that site and our other sites comply, where applicable, with the revised COPPA rule.

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

Telemarketing.    The Telemarketing and Consumer Fraud Abuse Prevention Act (TCFAPA) and the Telephone Consumer Protection Act (TCPA) are laws that govern telemarketing and other calling activities. Both the FTC (via the Telephone Sales Rule) and the FCC have enacted rules under these statutes that implement the national do-not-call registry and which also apply to a broad range of other telephone calling activities, including as relevant to text message marketing and autodialed calls to cell phones. States also have their own telemarketing laws governing an array of telephone calling activities. We believe that we are in compliance with the TCFAPA, the TCPA, and state telemarketing laws.

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

Medical Professional Regulation

The practice of most healthcare professions requires licensing under applicable state law, as well as under applicable national law of most European countries. In addition, the laws in some states and European countries prohibit business entities from practicing medicine, which is generally referred to as the prohibition against the corporate practice of medicine. We do not believe that we engage in the practice of medicine, and we have attempted to structure our Websites, strategic relationships and other operations to avoid violating these state licensing and professional practice laws. We do not believe that we provide professional medical advice, diagnosis or treatment. We employ and contract with physicians who provide only health information to consumers, and we have no intention to provide medical care or advice. A state or other enforcement authority, however, may determine that some portion of our business violates these laws and may seek to have us discontinue those portions or subject us to penalties or licensure requirements. Any determination that we are a healthcare provider and acted improperly as a healthcare provider may result in liability to us.

Healthcare Reform

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (which we refer to as the Affordable Care Act), was signed into law in March 2010. The Affordable Care Act made extensive changes to the system of healthcare insurance and benefits in the U.S. In general, the Affordable Care Act seeks to reduce healthcare costs and decrease the number of uninsured legal U.S. residents by, among other things, requiring individuals to carry, and certain employers to offer, health insurance or be subject to penalties. The Affordable Care Act also imposed new regulations on health insurers, including guaranteed coverage requirements, prohibitions on certain annual and all lifetime limits on amounts paid on behalf of or to plan members, increased restrictions on rescinding coverage, establishment of minimum medical loss ratio requirements, a requirement to cover certain preventive services on a first dollar basis, the establishment of state insurance exchanges and essential benefit packages, and greater limitations on how health insurers price certain of their products. The Affordable Care Act also contains provisions that will affect the revenues and profits of pharmaceutical and medical device companies, including new taxes on certain sales of their products.

Many of the provisions of the Affordable Care Act that expand insurance coverage did not become effective until 2014, and some will not become effective until later, and many provisions will require additional regulations and interpretive guidance to be issued before they will be fully implemented. Some provisions do not apply to health plans that were in place when the Affordable Care Act was enacted and have not been substantially changed since. It is difficult to foresee how individuals and businesses will respond to the choices available to them under the Affordable Care Act. Furthermore, the Affordable Care Act will result in future state legislative and regulatory changes, which we are unable to predict at this time, in order for states to comply with certain provisions of the Affordable Care Act and to participate in grants and other incentive opportunities. In addition, Congress has considered various proposals to repeal some or all of the Affordable Care Act, and multiple lawsuits challenging various provisions of the Affordable Care Act are pending in U.S. courts.

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

However, we believe that certain aspects of the Affordable Care Act and future implementing regulations that seek to reduce healthcare costs may create opportunities for WebMD, including with respect to our personal health record applications and health and benefits decision-support tools and, more generally, with respect to our capabilities in providing health and wellness information and education. For example, the Affordable Care Act encourages use of wellness programs through grants to small employers to establish such programs, permission for employers to offer larger rewards than under prior law in the form of waivers of cost-sharing, premium discounts, or additional benefits to employees for participating in these programs and meeting certain standards, and the inclusion of wellness services and chronic disease management among the essential health benefits that certain plans are required to provide. However, we cannot yet determine the scope of the opportunities that the Affordable Care Act may create or what competition we may face in our efforts to pursue such opportunities.

OTHER INFORMATION

Employees

As of December 31, 2014, we had approximately 1,700 employees.

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

A significant portion of the traffic to The WebMD Health Network is directed to us through algorithmic search results on Internet search engines and, if we are listed less prominently in search result listings, our business and operating results could be harmed

A significant portion of the traffic to The WebMD Health Network is directed to us through the algorithmic search results on Internet search engines such as Google. Algorithms are developed and used by search engine providers to determine the listings, and the order of such listings, displayed in response to specific searches. Accordingly, in addition to providing quality content and tools, we seek to design our Websites to deliver the content and tools in ways that will cause them to rank well in algorithmic search engine results, which makes it more likely that search engine users will visit our Websites. This is commonly referred to as search engine optimization, or SEO. However, there can be no assurance that our SEO efforts will succeed in improving the ranking of our content or, even if they do result in such improvement, that the improved ranking will result in increased numbers of users and page views for our Websites. In addition, search engines frequently change the criteria that determine site rankings in their search results and our SEO efforts will not be successful if we do not respond to those changes appropriately and on a timely basis. One factor that we believe significantly reduced traffic, in the first half of 2013, to some of the consumer sites in The WebMD Health Network (other than

WebMD.com, our flagship site) was changes in Google’s algorithms and other processes that lowered the ranking of those sites in Google search results during that period. Although we saw a reversal of this trend beginning in the third quarter of 2013, we cannot be certain whether the improvement will continue or, if it does, how long it can be maintained. Search engine providers may also prioritize search results generated by certain types of queries, including health-related queries, based on criteria they select or may otherwise intermediate in the search results generated, which could, in some circumstances, reduce the ranking that would otherwise be provided to our Websites and increase the ranking of other sites. If we are unable to respond effectively to changes made by search engine providers in their algorithms and other processes, a substantial decrease in traffic to The WebMD Health Network could occur, which could cause our revenue to decrease and could have a material adverse effect on our results of operations.

Search engine providers also typically display, together with algorithmic search results, content and links that may divert traffic from the pages referenced in the algorithmic search results, including: advertisements that are presented with the algorithmic search results for which the search engine provider receives compensation (sometimes referred to as paid search results); and content and links that the search engine provider selects and displays in response to the specific search queries in a format determined by the search engine provider. Accordingly, even if we rank highly in algorithmic search results, traffic to our Websites may be reduced as a result of the paid search results and other content included on the search results page generated by a search query. We cannot control the amount, quality or presentation of such paid search results and other content and, accordingly, we cannot predict any reductions in our traffic that may occur from time to time as search engine providers make changes in their policies and procedures regarding paid search results or regarding content they provide. Any resulting reduction in our traffic, if significant, could cause our revenue to decrease and could have a material adverse effect on our results of operations.

If we fail to implement and maintain successful monetization strategies for smartphone traffic, our financial results could be adversely affected

The number of people who access online content and services through smartphones, tablets and other mobile devices has increased dramatically in the past few years, including the number of physicians and other healthcare professionals who do so. Accordingly, the portion of our page views from mobile devices has increased rapidly and is expected to continue to increase. Although monetization of tablet page views is generally similar to monetization of PC page views, the monetization of smartphone page views is more challenging because of the smaller screen size. If, in the future, users access our services through smartphones as a substitute for access through personal computers and tablets (or if our page views from personal computers and tablets decline significantly for other reasons) and we are unable to implement and maintain successful monetization strategies for smartphone traffic, our financial results could be negatively affected. In addition, it is difficult to predict the problems we may encounter in developing and maintaining competitive mobile services and related mobile monetization strategies and we may need to devote significant resources to their creation, maintenance and support.

We face significant competition for our healthcare information products and services

The markets for healthcare information products and services are intensely competitive, continually evolving and, in some cases, subject to rapid change.

•

The WebMD Health Network faces competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. We compete for users with Websites and mobile applications that provide health-related information, including both commercial ones and not-for-profit ones. We compete for advertisers and sponsors with: health-related Websites and mobile applications; general interest consumer Websites that offer specialized health sub-channels or functions; other high-traffic Websites that include both healthcare-related and non-healthcare-related content and services, including social media Websites; search engines that provide specialized health search capabilities; and advertising networks that aggregate traffic from multiple sites. The WebMD Health Network also faces competition from: traditional media and offline publications and information services; and manufacturers and distributors of activity trackers, heart rate monitors, blood pressure monitors and similar devices relating to health and wellness that can download data to a PC, tablet or smartphone, as well as numerous other companies developing applications and tools for use with those devices.

•

Our WebMD Health Services private portals and coaching services compete with: providers of decision-support and transparency tools that assist in evaluating health insurance coverage options and healthcare provider and treatment options; and online health management applications, including personal health records; wellness and disease management vendors; and competing services provided by health insurance companies, employee benefits services companies, and their affiliates.

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

Restrictions on our ability to access or use various forms and sources of data could adversely impact our business

We are increasingly using data analytics based on information that we collect regarding usage of our public portals, as well as other third party sources of data. Our use of data regarding users of our public portals is governed by the privacy policies posted on those sites and is designed to comply with applicable laws and regulations as is our use of any third-party data. In addition, we sell certain information products and services on a standalone basis using de-identified data that we license from a small number of third party data sources, of which the principal source is a license retained by HLTH in connection with the sale of its Emdeon Business Services business (EBS). As the successor to HLTH, we received this license which provides us the rights to certain de-identified data from the operation of the EBS business through February 2018 for use in the development and commercialization of various information products and services as to which we pay EBS a royalty. To date, these standalone information products and services do not include any data derived from the operation of our Websites. We are seeking to acquire additional third party data sources and to develop data generated from our Website operations in order to strengthen and diversify our data product offerings. Revenue from the standalone products and services that utilize data under the current EBS license is highly profitable and is recorded net of royalties and commissions paid by us to EBS or others. We do not expect that the current license agreement with EBS will continue after February 2018, and expect if such agreement is renewed or is replaced with new third party data sources, the terms of any such renewal or replacement license would not be as favorable to us as those in the current agreement. Accordingly, we cannot provide any assurance that the sales of, or the profits generated by, our standalone information products would not be materially adversely affected by the expiration of our license agreement with EBS. To date, we have not used data we license from EBS to support our current advertising business.

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

The time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program, as well as the additional time period before our services are delivered, may be longer than expected, especially for medium-sized and larger contracts, and may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals, including internal approvals relating to compliance with the laws and regulations applicable to the marketing of healthcare products. We have experienced, from time to time, a lengthening of this internal review process by pharmaceutical and biotechnology companies, which has resulted in delays in contracting as well as delays in recognizing expected revenue under executed contracts and which may continue to cause such delays. Other factors that could affect the timing of contracting for specific programs with advertisers and sponsors, or receipt of revenue under such contracts, include the timing of:

•	Food and Drug Administration (FDA) approval for new products or for new approved uses for existing products;

•	any adverse determinations by the FDA affecting products previously approved or expected to be approved or the permitted uses of such products or their marketing;

•	FDA approval of generic products that compete with existing brand name products and any increase in the number or significance of such approvals;

•	withdrawals of products from the market;

•	consolidation of companies in the pharmaceutical and biotechnology industries;

•	rollouts of new or enhanced services on our public portals;

•	seasonal factors relating to the prevalence of specific health conditions and other seasonal factors that may affect the timing of promotional campaigns for specific products; and

•	the scheduling of conferences for physicians and other healthcare professionals.

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

Mergers and acquisitions among pharmaceutical, biotechnology and medical device companies may reduce the volume of our services purchased by the consolidated company following such a transaction, which could harm our operating results

Mergers and acquisitions among our pharmaceutical, biotechnology and medical device company clients have in the past and could in the future reduce the number of our clients and potential clients. In addition, when companies consolidate, the number of vendors used for services, or the amount spent, by the separate companies may be reduced by the consolidated entity and some vendors and services may no longer be used at all. Any such event could have a negative effect on our revenue and profitability and we cannot provide assurance that we would be able to mitigate any such negative effect.

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

Our ability to renew existing agreements with employers and health plans will depend, in part, on our ability to continue to increase usage of our private portal services by their employees and plan members

In a healthcare market where a greater share of the responsibility for healthcare costs and decision-making has been shifting to consumers, use of information technology (including personal health records) to assist consumers in making informed decisions about healthcare has also increased. We believe that through our WebMD Health Services private online portals and our telephonic and onsite health and wellness coaching programs, we are well positioned to play a role in this environment. However, our strategy depends, in part, on increasing usage of our services by our employer and health plan clients’ employees and plan participants and being able to demonstrate a sufficient return on investment and other benefits for our clients from those services. Increasing usage of our private portal services requires us to continue to develop new and updated applications, features and services. In addition, there are numerous competitors for the services we provide, many of which have greater financial, technical, product development, marketing and other resources than we do, and may be better known than we are. We cannot provide assurance that we will be able to meet our development and implementation goals or that we will be able to compete successfully against other vendors offering competitive services and, if we are unable to do so, we may experience static or diminished usage for our private portal services and possible non-renewals of our customer agreements.

The condition management programs that we provide to clients of our WebMD Health Services private portals involve risk and challenges with which we have limited experience and may not be profitable

We provide condition management services to clients of our WebMD Health Services private portals and plan to continue to expand that portion of our business. Our current offerings include programs targeting individuals struggling with coronary artery disease, congestive heart failure, diabetes, chronic obstructive pulmonary disease and asthma. Our condition management programs include ongoing, intensive one-on-one coaching by condition specialists, along with targeted online resources and progress tracking tools. Providing condition management services involves new risks and challenges for us, including: potential requirements to obtain and retain licenses, permits and regulatory clearances and approvals related to these services; difficulty in quantifying the costs savings and other benefits for our clients from these services; and difficulty in differentiating our condition management services from those of competitors, some of whom may be able to provide such services at a lower cost. We cannot predict the demand among our existing private portals clients and other potential clients for our condition management services and cannot provide assurance that the revenue opportunities from providing our current offerings or ones for additional conditions will justify the costs involved in maintaining or developing the required capabilities and delivering the services to clients.

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

Expansion to markets outside the United States subjects us to additional risks

One element of our growth strategy is to seek to expand our online services to markets outside the United States. In certain markets outside the United States, we expect to accomplish this through partnerships or joint ventures with other companies having expertise in the specific country or region, while in other such markets we expect to rely primarily on our own internal resources. In certain markets outside of the United States, we are providing some of our online services in the local language directly to healthcare professionals. We also provide our online services in English to healthcare professionals outside the United States. Our participation in international markets is subject to certain risks beyond those applicable to our operations in the United States, such as:

•	challenges caused by cultural differences;

•	difficulties in staffing and managing operations from a distance;

•	uncertainty regarding liability for services and content;

•

potential burdens of complying with a wide variety of legal, regulatory and market requirements, as well as uncertainty as to the applicability of non-U.S. laws to operations based in the United States and regarding the interpretation of such laws by local authorities;

•	potential regulation or interpretation of existing regulation that could limit or eliminate our ability to distribute one or more of our products in one or more countries;

•	variability of economic and political conditions, including the extent of the impact of adverse economic conditions in markets outside the United States;

•	tariffs or other trade barriers;

•	fluctuations in currency exchange rates; and

•	potentially adverse tax consequences, including restrictions on repatriation of earnings; and difficulties in protecting intellectual property.

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

Federal and state legislatures and agencies periodically consider reforming aspects of the United States healthcare system. Significant federal healthcare reform legislation was enacted in March 2010, as discussed in the next risk factor. Additionally, in Europe, the national healthcare systems may be reformed from time to time.

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

Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies

The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Existing and new laws and regulations affecting the healthcare industry could create unexpected liabilities for us, could cause us to incur additional costs and could restrict our operations. Many healthcare laws are complex, and their application to specific products, services, and business arrangements may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services that we provide. However, these laws and regulations may nonetheless be applied to our products, services, and business arrangements. Our failure to accurately anticipate the application of these laws and regulations, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our business. Even in areas where we are not subject to healthcare regulation directly, we may become involved in governmental actions or investigations through our relationships with customers that are regulated, and participation in such actions or investigations, even if we are not a party and not the subject of an investigation, may cause us to incur significant expenses. Some of the risks we face from healthcare regulation are as follows:

•

U.S. Regulation of Drug and Medical Device Advertising and Promotion.    The WebMD Health Network provides services involving advertising and promotion of prescription and over-the-counter drugs and medical devices and claims of nutritional supplements. If the FDA or the Federal Trade Commission (FTC) finds that any of our products and services or any information on The WebMD Health Network, in our mobile applications, or in WebMD Magazine violates applicable regulations and guidance documents, they may take regulatory or judicial action against us and/or the advertiser or sponsor of that information. State attorneys general may take similar action based on their respective states’ consumer protection statutes. Any increase or change in regulation of drug or medical device advertising and promotion could make it more difficult for us to contract for sponsorships and advertising. In 2014, the FDA issued several draft guidance documents clarifying the application of its promotional regulations to certain content on social media Websites. We cannot predict how our customers or others in the industry might implement the FDA’s guidance in the future or how its implementation might affect our business. Recent private industry initiatives have resulted in voluntary restrictions, which advertisers and sponsors have agreed to follow.

•

European Regulation of Drug and Medical Device Advertising and Promotion.    Our European Websites must comply with the national laws of the respective countries whose physicians they address. In most European countries, the advertising of prescription drugs to the general public is not allowed and, accordingly, these countries generally require access restrictions for Websites that contain such advertisements, which are only allowed to be addressed to healthcare professionals. In addition, there are laws and regulations regarding the use of indirect or disguised marketing, and regarding the offering and providing of gifts or benefits with promotional purpose that are not of minor value.

•

Anti-Kickback Laws.    There are federal and state laws that govern patient referrals, physician financial relationships and inducements to healthcare providers and patients. The federal anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients for items or services reimbursed by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service reimbursed by these programs. Many states and European countries also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a government healthcare program. These laws are applicable to manufacturers and distributors and, therefore, may restrict how we and some of our customers market products to healthcare providers.

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

•

Regulation of Mobile Medical Applications and Other Mobile Health Technology.    Over the last several years, the FDA has issued guidance regarding mobile medical applications and other mobile health technology, clarifying the agency’s intent to regulate only those applications that meet the agency’s definition of “device” and could pose a risk to patients’ safety if they fail to work as intended. The FDA is exercising enforcement discretion with respect to certain lower risk mobile applications that meet the device definition. Mobile applications that do not meet the device definition are beyond the FDA’s jurisdiction, and therefore, not subject to the agency’s oversight. In addition, the FDA has recently proposed refraining from exercising active enforcement over certain products that promote health or healthy lifestyles even when promoted for patients with certain diseases or conditions. In light of FDA guidance, we believe that none of our existing online services and mobile applications are subject to regulation as a medical device under applicable FDA regulations. We are required to determine whether FDA regulations would apply to any of our applications and the FDA could disagree with the determination we have made. It is also possible that products or services that we may offer in the future could subject us to such regulation or that current rules could change or be interpreted to apply to some of our existing online services or mobile applications. Complying with such regulations could be burdensome and expensive and could delay our introduction of new services or applications.

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

Internet and mobile user privacy, personal data security and the use of consumer information to track online activities are major issues both in the United States and abroad. The FTC and state attorneys general continue to pay close attention to Internet privacy issues and the FTC in May 2014 held a seminar focusing on privacy issues associated with “consumer generated and controlled health data,” which may be relevant to services we offer. The FTC and state attorneys general have otherwise been active in investigating and entering into consent decrees under their current unfair or deceptive trade practices authority with companies because of their online privacy and data security practices. In the U.S., the President has called for enactment of baseline privacy legislation and there is a possibility of new legislation and regulation and increased enforcement activities relating to privacy and behavioral advertising. In addition, changes in industry practice (whether on their own or when combined with regulatory changes) could adversely impact our ability to deliver advertisements based on online behavior. For example, it is possible that at some point in the future, it will be a common Internet practice for Websites to honor “Do Not Track” settings in Internet browsers that are turned on by default. Whether through industry practice or in combination with government regulation, such a development could limit our ability to serve advertisements to consumers based on online behavior on third party sites or on our sites, which could adversely affect our revenue.

In Europe, Directive 2009/136/EC of the European Parliament and of the Council requires the user’s full information and consent prior to the installation and use of any so-called “cookie” on a user’s computer. This Directive has been implemented differently, if at all, in member states of the European Union and national requirements to remain compliant with the respective law may vary. Nevertheless, the provisions of this directive, whether effectively implemented in national laws, are now applicable in all the member states of the European Union and enforcement actions are now being considered by local data protection authorities. In addition, under draft General Data Protection Regulation under consideration by the European Commission (originally proposed in January 2012 and most recently recirculated in December 2014), additional requirements for users’ consent for offline and online marketing would be imposed. If enacted, this instrument will further strengthen the already very densely regulated area of Internet privacy in Europe. In addition, this revised European legislation, if adopted, would increase the likelihood of applicability of European law to entities established outside the European Union but processing data of European data subjects.

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

The Privacy Standards and Security Standards under the Health Insurance Portability and Accountability Act of 1996 (or HIPAA), as amended by the Health Information Technology for Economic and Clinical Health (HITECH) Act of 2009, establish a set of national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses and healthcare providers (referred to as “covered entities”) and their “business associates,” which are persons or entities that perform certain services for, or on behalf of, a covered entity that involve the use or disclosure of protected health information. Certain portions of our business, such as those managing employee or plan member health information for employers or health plans, are subject to HIPAA as business associates of covered entities. In addition to imposing privacy and security requirements, HIPAA also creates obligations for us to report any unauthorized use or disclosure of protected health information, known as a breach, to our covered entity customers. The 2013 final HITECH rule modifies the breach reporting standard in a manner that makes more data security incidents qualify as reportable breaches. In addition, HITECH and its implementing regulations impose similar data breach notification requirements on vendors of personal health records that require us to notify affected individuals and the FTC in the event of a data breach involving the unsecured personal information of users of our public portal services. Violations of HIPAA may result in civil and criminal penalties and could damage our reputation and harm our business. HITECH increased civil penalty amounts for violations of HIPAA and significantly strengthened enforcement by requiring the HHS to conduct periodic audits to confirm compliance and authorizing state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of HIPAA Privacy Standards and Security Standards that threaten the privacy of state residents. We cannot assure you that we will adequately address the risks created by these amended HIPAA Privacy Standards and Security Standards. In addition, we are unable to predict what changes to these Standards might be made in the future or how those changes, or other changes in applicable laws and regulations, could affect our business.

In Europe, the current national implementations of the existing general data protection Directive 95/46/EC and of the e-Privacy Directive 2002/58/EC provide for criminal and administrative sanctions in case of violations, even though criminal sanctions are very rarely imposed. For example, France and Germany provide for administrative fines of up to 300,000 Euros (approximately 360,000 USD) in case of illegal collection or processing of personal identifiable information. Under draft General Data Protection Regulation under consideration by the European Commission (originally proposed in January 2012 and most recently recirculated in December 2014), fines of up to 100,000,000 Euros (approximately 120,000,000 USD) or up to 5% of the global sales of the infringer could be imposed.

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

Educational activities directed at physicians, including CME, have been subject to increased governmental scrutiny in recent years to ensure that sponsors do not influence or control the content of the activities. The Department of Justice continues to examine CME sponsorship by pharmaceutical companies. In addition, as part of the Affordable Care Act, pharmaceutical companies are now required to publicly report certain payments and transfers of value that they make to U.S. physicians, including payments related to CME. The federal government’s interpretation of this reporting requirement, which has been evolving and may continue to change, could affect pharmaceutical companies’ views of their reporting obligations with respect to payments in support of authors and presenters of CME material. In implementing internal controls and procedures that promote adherence to applicable regulations and requirements, supporters of CME may interpret the regulations and requirements differently and may implement varying procedures or requirements. These regulations and requirements, and the related internal controls and procedures:

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

We lease approximately 100,000 square feet of office space in New York City for our corporate headquarters and certain of our operations under a lease for which the term expires in December 2016, but we have the right to vacate the space prior to December 2016. Our company has executed a new sublease for approximately 148,000 square feet of office space in New York City for the relocation of our corporate headquarters and certain of our operations, which will be available on or about July 1, 2015, and which has a term expiring April 2024, and at our option can be extended for an additional five years. We also lease additional office space in New York City and lease office space and operational facilities in: Elmwood Park, New Jersey; Atlanta, Georgia; Montreal, Canada; Chicago, Illinois; Ashburn, Virginia; Indianapolis, Indiana; Portland, Oregon; San Clemente and San Diego, California; Redmond, Washington; Durham, North Carolina; and Paris, France.

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

	High	Low
2013
First quarter	$24.85	$14.74
Second quarter	31.63	22.23
Third quarter	35.28	26.07
Fourth quarter	40.86	28.14
2014
First quarter	$51.41	$38.54
Second quarter	49.99	37.43
Third quarter	53.30	41.27
Fourth quarter	43.59	34.48

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

Holders

On February 23, 2015, there were approximately 1,150 holders of record of our Common Stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to determine the total number of stockholders represented by these record holders, but we believe there are more than 20,000 holders of our Common Stock.

Dividends

We have never declared or paid any cash dividends on our Common Stock, and we do not anticipate paying cash dividends in the foreseeable future.

Repurchases of Equity Securities During the Fourth Quarter of 2014

The following table provides information about purchases by WebMD during the three months ended December 31, 2014 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
10/01/14 – 10/31/14	280,845	$36.87	275,475	$26,104,560
11/01/14 – 11/30/14	284,972	$37.73	283,729	$39,299,063
12/01/14 – 12/31/14	116,908	$36.72	116,779	$35,011,224

Total	682,725	$37.20	675,983

(1)	Includes the following number of shares withheld from WebMD Restricted Common Stock that vested during the respective periods in order to satisfy withholding tax requirements related to the vesting of the awards: 5,370 in October; 1,243 in November; and 129 in December. The value of these shares was determined based on the closing price of WebMD Common Stock on the date of vesting.

(2)	In August 2011, a stock repurchase program (the “Program”) was established through which WebMD was authorized to use up to $75,000,000 to purchase shares of its Common Stock. Increases to the Program of $75,000,000, $50,000,000, $40,000,000 and $30,000,000 were authorized in October 2011, February 2014, March 2014 and April 2014, respectively. In November 2014 (during the period covered in this table), an additional increase to the Program of approximately $23,895,000 was authorized. For additional information, see Note 10 to the Consolidated Financial Statements included in this Annual Report.

Performance Graph

The following graph compares the cumulative total stockholder return on WebMD Common Stock with the comparable cumulative return of the NASDAQ Composite Index and the Research Data Group (RDG) Internet Composite Index over the period of time covered in the graph. The graph assumes that $100 was invested in WebMD Common Stock and in each index on December 31, 2009. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements and notes thereto, which are included elsewhere in this Annual Report.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$580,449	$515,293	$469,866	$558,775	$534,519
Cost of operations	224,094	209,740	216,361	201,677	187,831
Sales and marketing	136,160	127,997	127,659	124,326	120,874
General and administrative	94,119	93,220	97,618	91,271	85,496
Depreciation and amortization	29,811	26,606	28,399	26,801	27,578
Interest income	69	76	86	112	3,949
Interest expense	24,686	22,826	23,334	20,645	11,453
Loss on convertible notes	—	4,871	—	—	23,332
Gain (loss) on investments	—	—	8,074	18,516	(9,517)
Restructuring	—	—	7,579	—	—
Transaction, severance and other expense	—	1,353	2,297	2,328	72

Income (loss) from continuing operations before income tax provision (benefit)	71,648	28,756	(25,221)	110,355	72,315
Income tax provision (benefit)	30,707	13,640	(2,134)	46,167	20,043

Income (loss) from continuing operations	40,941	15,116	(23,087)	64,188	52,272
Income from discontinued operations, net of tax	1,122	—	2,743	10,388	1,800

Net income (loss)	$42,063	$15,116	$(20,344)	$74,576	$54,072

Basic income (loss) per common share:
Income (loss) from continuing operations	$1.08	$0.32	$(0.45)	$1.11	$0.93
Income from discontinued operations	0.03	—	0.05	0.18	0.04

Net income (loss)	$1.11	$0.32	$(0.40)	$1.29	$0.97

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.97	$0.31	$(0.45)	$1.08	$0.85
Income from discontinued operations	0.03	—	0.05	0.17	0.03

Net income (loss)	$1.00	$0.31	$(0.40)	$1.25	$0.88

Weighted-average shares outstanding used in computing per share amounts:
Basic	37,869	46,830	50,862	57,356	55,328

Diluted	45,614	48,398	50,862	59,124	62,228

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$706,776	$824,880	$991,835	$1,121,217	$400,501
Working capital (excluding assets and liabilities of discontinued operations)	713,163	817,088	966,235	1,132,431	420,353
Total assets	1,197,557	1,325,628	1,490,625	1,641,025	942,202
Convertible notes, net of discount	952,232	952,232	800,000	800,000	—
Stockholders’ equity	61,589	190,900	509,989	674,436	752,895

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of December 31, 2014.

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

Our private portals are a cloud-based population health management platform, hosted by WebMD and provided to private and governmental employers and health plans for use by their employees and plan participants. We market these private portals and related services under the WebMD Health Services brand. The WebMD Health Services platform enables employers and health plans to provide their employees and plan participants with access to personalized health and benefit information, including an online personal health record application. Our WebMD Health Services solutions include a comprehensive set of decision support and transparency tools that help their employees and plan participants understand the financial implications of their benefits options and make more informed benefits-related purchase decisions and also provide access to information and services that can help them factor quality and cost into decisions about care and treatment options. We also provide telephonic, online and onsite health coaching and targeted condition management programs for use by our private portals clients’ employees and plan participants to help them make healthier lifestyle choices and achieve their wellness goals. We generate revenue from subscriptions to our WebMD Health Services platform by employers and health plans, either directly or through distributors. In addition, we offer our health coaching services and our condition management programs on a per participant basis.

We generate revenue from the sale of certain information products and services on a standalone basis using de-identified data that we license from a small number of third party data sources, of which the principal source is a license retained by HLTH Corporation, our former parent company, in connection with the sale of its Emdeon Business Services business (EBS). As the successor to HLTH, we received this license which provides us the rights to certain de-identified data from the operation of the EBS business through February 2018 for use in the development and commercialization of various information products and services. Customers include data services, informatics and consulting companies.

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

•

Online Marketing and Education Spending for Healthcare Products.    Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating consumers and physicians about them; however, only a small portion is currently spent on online services. We believe that these companies, which represented approximately 73% of our advertising and sponsorship revenue in 2014, are aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians. In addition, in an effort to improve operating efficiencies, some pharmaceutical companies have been reducing their field sales forces in the past several years. In addition, we expect that the pipeline of new pharmaceutical products will be strong in the next year and that a significant portion of those products will be ones for which our digital platforms are particularly effective in providing communications to the target audiences that pharmaceutical companies want to reach about specific therapies. However, notwithstanding our general expectation for increased future demand, we cannot predict the extent or the pace of any shift by pharmaceutical, biotechnology and medical device companies of their marketing expenditures to online services or to what extent they will choose WebMD to provide such services. Furthermore, our advertising and sponsorship revenue may vary significantly from quarter to quarter due to a number of other factors, many of which are outside our control, including general economic and regulatory conditions and the following:

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

•

Other Factors Affecting the Demand for Our Advertising and Sponsorship Services.    Some of our pharmaceutical company customers have experienced patent expirations for certain of their products in the past several years and some are expected to experience patent expirations over the next several years. In the pharmaceutical industry, patent expirations allow for competition from lower-priced generic versions of the patented drugs and generally result in the termination of marketing efforts for the drug. We believe that patent expirations led to significant overall reductions in marketing, selling and educational expenditures by some pharmaceutical companies in 2012 across their entire product portfolios. Amounts budgeted for online advertising increased for some of our biopharmaceutical customers in 2013 and 2014, although we cannot predict if that will continue. In addition to pharmaceutical, biotechnology and medical device companies, our public portals advertisers and sponsors include companies that provide over-the-counter drugs and other healthcare products, food and beverages, beauty products and other consumer products, particularly for products and services that relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention, as well as clients such as retailers, pharmacies, hospitals, health insurance companies and government agencies. Revenues from these clients are more likely to reflect general economic conditions, and to be reduced to a greater extent during economic downturns, than revenues from pharmaceutical, biotechnology and medical device companies. Accordingly, revenues from these clients may be subject to significant quarter-to-quarter variations. Our advertising and sponsorship services are subject to competition from numerous alternatives, including other Internet sites that focus on health-related content, Internet search engines, social media Internet sites, general interest consumer sites and traditional media. Such competition may result in smaller customer commitments or pressure to reduce prices, both of which could reduce our revenues and profit margins. In response to changes in the preferences of our advertisers and sponsors, particularly our pharmaceutical company clients, we modified our sales and product approach to offer services that can be executed more quickly and we have simplified our products and pricing. We believe this has allowed our clients to better compare our services, and the value they provide, to other digital alternatives. We have also been investing in more robust data and analytics capabilities to provide our customers with new value measurements and insights through proprietary analytics tools.

•

Traffic Trends.    In 2014, The WebMD Health Network reached an average of approximately 183 million monthly unique visitors and delivered approximately 14.25 billion page views during the year, increases of 33% and 23% over the prior year, respectively. Traffic to The WebMD Health Network was an average of approximately 190 million unique users per month and total traffic of 3.70 billion page views during the fourth quarter of 2014, increases of 22% and 17%, respectively, over the prior year period. Traffic to Medscape properties from physicians and other healthcare professionals averaged approximately 6.2 million physician sessions per month in 2014, an increase of approximately 13% over the prior year, and averaged approximately 6.7 million physician sessions per month during the fourth quarter of 2014, an increase of approximately 17% over the prior year period. One factor that had significantly reduced traffic, in the first half of 2013, to some of the consumer sites in The WebMD Health Network (other than WebMD.com, our flagship site) was changes in Google’s algorithms and other processes that lowered the ranking of those sites in Google search results. Starting in July 2013, we began to see a reversal of that trend. We intend to continue our efforts to increase our page views by providing quality content and tools, as well as by designing our Websites to deliver that content and tools in ways that will cause them to rank well in algorithmic search engine results (which is commonly referred to as search engine optimization or SEO). However, we cannot be certain that our SEO efforts will result in continued improvement or, if they do, how long that will be maintained.

Consumers and healthcare professionals are increasingly using smartphones, tablets and other mobile devices to access the Internet, with physicians increasingly using mobile devices during treatment at the point of care. Accordingly, the portion of our page views from mobile devices has increased rapidly in the past several years as usage has increased on mobile devices, and increased utilization of our mobile offerings was the primary driver of our traffic growth in the fourth quarter of 2014, as well as for the full year. During the fourth quarter of 2014, approximately 27% of our page views came from a U.S. personal computer (or PC); approximately 36% came from a U.S. smartphone; approximately 8% came from a U.S. tablet device; and approximately 29% came from non-U.S. sources.

•

Efforts to Increase Advertising and Sponsorship Revenue from Mobile.    We remain focused on delivering a multi-screen platform that engages users on their personal computers, tablet devices and smartphones. As we broaden our mobile offerings for consumers and physicians, we are also expanding our mobile advertising and sponsorship products. We have been seeing increasing customer demand for mobile advertising and sponsorship and have been including mobile components in many of the multi-platform program configurations that we are selling to advertisers and sponsors. While we offer mobile as a stand-alone purchase, our advertising and sponsorship clients are generally interesting in reaching a targeted audience, regardless of what device the user is engaging on, and choose multi-platform advertising and sponsorship programs. In 2014, the percentage of our advertising and sponsorship revenue delivered on a mobile device grew approximately 28% to $156 million, or 34% of our total advertising and sponsorship revenue. This includes stand-alone mobile advertising and sponsorship revenue as well as the allocation of multi-platform advertising and sponsorship revenue for the portion delivered on smartphone or tablet.

However, we are unable to predict to what extent such demand will continue to increase because advertisements for biopharmaceutical products are subject to various regulatory requirements, including requirements to include certain specified information, that are more challenging to meet on the smaller smartphone screen size. Nevertheless, because of the smaller size of our Medscape audience and the importance to our pharmaceutical company clients of reaching the members of that audience on whatever device they use to access Medscape content, those clients are more advanced in their ability to utilize our mobile platform to reach healthcare professionals, and we have seen a more significant demand from them for these programs than for utilizing mobile to reach consumers.

•

Use of Population Health Management Services.    In a healthcare market where a greater share of the responsibility for healthcare costs and decision-making has been shifting to consumers, use of information technology to assist consumers in making informed decisions about healthcare has also increased. We believe that, through our WebMD Health Services private portals and related coaching services, we are well positioned to play a role in this environment. For more than a decade, our cloud-based population health management services have helped employers and health plans improve the health of their employee and plan participant populations and reduce healthcare costs. Our services help employees and plan participants make more informed health and benefit decisions, positively change health behaviors, manage health conditions and lead healthier lives. At the beginning of 2014, we launched our WebMD Health Services platform for the Blue Cross Blue Shield Association Federal Employee Program (or FEP). With this program, over 5 million FEP members now have access to a broad range of our WebMD Health Services solutions, including our online personal health record application, as well as to our health coaching services, and to around-the-clock access to nurses by phone, secure message, or chat. Our strategy depends, in part, on increasing usage of our services by our employer and health plan clients’ employees and plan participants and being able to demonstrate a sufficient return on investment and other benefits for our clients from those services. Increasing such usage requires us to continue to develop new and updated applications, features and services. In addition, we face competition for our online population health management applications and related coaching services. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do, and may be better known than we are.

•

International.    The WebMD Health Network includes the following international sites: the co-branded Boots WebMD health information site for United Kingdom consumers at www.WebMD.boots.com; and Medscape France (www.medscape.fr) and Medscape Germany (www.medscape.de), our physician portals in those two countries. We also seek to monetize traffic to Medscape from physicians outside the United States. We plan to continue to pursue opportunities to expand the reach of our brands outside the United States, particularly with respect to our healthcare professionals audience. In certain markets outside the United States, we expect to accomplish this through partnerships or joint ventures with other companies having expertise in the specific country or region, while in other such markets we expect to rely primarily on our own internal resources. In May 2014, we began a collaboration with DXY, the largest online community for healthcare professionals in China, that will enable Medscape to distribute educational programs to physicians and healthcare professionals in China through the DXY.cn site.

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

Background Information on Certain Significant Developments and Transactions

Tender Offers.    On April 3, 2012, we completed a tender offer (which we refer to as the 2012 Tender Offer) for our Common Stock and repurchased 5,769,230 shares at a price of $26.00 per share for a total cost of $150,759, which includes $759 of costs directly attributable to the purchase. On September 10, 2013, we completed a tender offer (which we refer to as the 2013 Tender Offer) for our Common Stock and repurchased 5,000,000 shares at a price of $34.00 per share for a total cost of $170,516, which includes $516 of costs directly attributable to the purchase. On September 9, 2014, we completed a tender offer (which we refer to as the 2014 Tender Offer and, collectively with the 2012 Tender Offer and the 2013 Tender Offer, we refer to as the Tender Offers) for our Common Stock and repurchased 2,000,000 shares at a price of $48.50 per share for a total cost of $97,588, which includes $588 of costs directly attributable to the purchase. Each of the Tender Offers represented an opportunity for WebMD to return capital to stockholders who elected to tender their shares of WebMD Common Stock, while stockholders who chose not to participate in the Tender Offers automatically increased their relative percentage interest in our company at no additional cost to them.

Stock Repurchases.    During 2012, we repurchased 1,320,846 shares of our Common Stock at an aggregate cost of $26,900 through our stock repurchase program.

During 2013, we repurchased 1,266,962 shares of our Common Stock at an aggregate cost of $42,309 through our stock repurchase program. On October 18, 2013, we entered into an agreement to repurchase 5,527,433 shares of our Common Stock from Carl C. Icahn and certain of his affiliates, at a purchase price of $32.08 per share (the NASDAQ Official Closing Price of our Common Stock on October 18, 2013) at an aggregate cost of $177,420, which includes $100 of costs directly attributable to the purchase. The repurchase was completed on October 21, 2013. This repurchase was made outside of our stock repurchase program.

During 2014, we repurchased 3,160,070 shares of our Common Stock at an aggregate cost of $128,748 through our stock repurchase program. Our Board of Directors authorized increases to our stock repurchase program of $50,000, $40,000, $30,000 and $23,895 in February 2014, March 2014, April 2014 and November 2014, respectively. As of December 31, 2014, $35,011 remained available for repurchases under our stock repurchase program.

Convertible Notes.    On January 11, 2011, we issued $400,000 aggregate principal amount of 2.50% Convertible Notes due 2018 (which we refer to as the 2.50% Notes) in a private offering. Unless previously converted, the 2.50% Notes will mature on January 31, 2018. Net proceeds from the sale of the 2.50% Notes were approximately $387,345, after deducting the related offering expenses, of which approximately $100,000 was used by us to repurchase 1,920,490 shares of WebMD Common Stock at a price of $52.07 per share, the last reported sale price of WebMD Common Stock on January 5, 2011, which repurchase settled on January 11, 2011. Interest on the 2.50% Notes is payable semi-annually on January 31 and July 31 of each year, commencing July 31, 2011. Under the terms of the 2.50% Notes, as adjusted in April 2012 following completion of the 2012 Tender Offer, in September 2013 following completion of the 2013 Tender Offer and in September 2014 following completion of the 2014 Tender Offer, holders may surrender their 2.50% Notes for conversion into WebMD Common Stock at a conversion rate of 15.5118 shares of WebMD Common Stock per thousand dollars principal amount of the 2.50% Notes. This is equivalent to a conversion price of approximately $64.47 per share of Common Stock. In the aggregate, the 2.50% Notes were convertible into 6,204,720 shares of Common Stock as of December 31, 2014.

On March 14, 2011, we issued $400,000 aggregate principal amount of 2.25% Convertible Notes due 2016 (which we refer to as the 2.25% Notes) in a private offering. Unless previously converted, the 2.25% Notes will mature on March 31, 2016. Net proceeds from the sale of the 2.25% Notes were approximately $387,400, after deducting the related offering expenses, of which approximately $50,000 was used to repurchase 868,507 shares of WebMD Common Stock at a price of $57.57 per share, the last reported sale price of WebMD Common Stock on March 8, 2011, which repurchase settled on March 14, 2011. Interest on the 2.25% Notes is payable semi-annually on March 31 and September 30 of each year, commencing September 30, 2011. Under the terms of the 2.25% Notes, as adjusted in April 2012 following completion of the 2012 Tender Offer, in September 2013 following completion of the 2013 Tender Offer and in September 2014 following completion of the 2014 Tender Offer, holders may surrender their 2.25% Notes for conversion into WebMD Common Stock at a conversion rate of 13.9202 shares of Common Stock per thousand dollars principal amount of the 2.25% Notes. This is equivalent to a conversion price of approximately $71.84 per share of Common Stock. In the aggregate, the 2.25% Notes were convertible into 3,511,120 shares of Common Stock as of December 31, 2014, at which time the remaining outstanding principal amount was $252,232. During 2013, we repurchased a total of $147,768 principal amount of our 2.25% Notes for $150,354 in cash and we recognized a pre-tax loss of $4,871 related to these repurchases which included the expensing of the remaining deferred issuance costs outstanding related to the repurchased 2.25% Notes.

On November 26, 2013, we issued $300,000 aggregate principal amount of 1.50% Convertible Notes due 2020 (which we refer to as the 1.50% Notes) in a private offering. Unless previously converted, the 1.50% Notes will mature on December 1, 2020. Net proceeds from the sale of the 1.50% Notes were approximately $291,823, after deducting the related offering expenses. Interest on the 1.50% Notes is payable semi-annually on June 1 and December 1 of each year, commencing June 1, 2014. Under the terms of the 1.50% Notes, as adjusted in September 2014 following completion of the 2014 Tender Offer, holders may surrender their 1.50% Notes for conversion into WebMD Common Stock at a conversion rate of 18.9795 shares of Common Stock per thousand dollars principal amount of the 1.50% Notes. This is equivalent to a conversion price of approximately $52.69 per share of Common Stock. In the aggregate, the 1.50% Notes were convertible into 5,693,850 shares of Common Stock as of December 31, 2014.

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

Critical Accounting Estimates and Policies

Critical Accounting Estimates

Our MD&A is based upon our Consolidated Financial Statements and Notes to Consolidated Financial Statements, which were prepared in conformity with U.S. generally accepted accounting principles (GAAP). The preparation of the Consolidated Financial Statements requires us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. We base our estimates on historical experience, current business factors, and various other assumptions that we believe are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses and the disclosure of contingent assets and liabilities. We are subject to uncertainties such as the impact of future events, economic and political factors, and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of our financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the Notes to our Consolidated Financial Statements.

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

Critical Accounting Policies

We believe the following reflects our critical accounting policies and our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•

Revenue Recognition.    Revenue from advertising is recognized as advertisements are delivered or as publications are distributed. Revenue from sponsorship arrangements, content syndication and distribution arrangements and subscriptions to our healthcare management tools and private portals as well as related health coaching services is recognized ratably over the term of the applicable agreement. Revenue from information services is recognized as the underlying data is delivered. Revenue from the sponsorship of CME is recognized over the period that we substantially complete our contractual deliverables as determined by the applicable agreements.

Contracts that contain multiple deliverables are subject to Accounting Standards Update (“ASU”) No. 2009-13 Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 requires the allocation of revenue to each deliverable of multiple-deliverable revenue arrangements, based on the relative selling price of each deliverable. It also defines the level of evidence of selling price required to separate deliverables and allows a company to make its best estimate of the selling price of deliverables when more objective evidence of selling price is not available.

Pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple deliverables, we allocate revenue to each deliverable based on relative selling price. The selling price for a deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or best estimate of selling price if neither VSOE nor TPE is available. We then recognize revenue on each deliverable in accordance with our revenue recognition policies over the period that delivery occurs. VSOE of selling price is based on the price charged when the deliverable is sold separately. In determining VSOE, GAAP requires that a substantial majority of the selling prices fall within a reasonable range based on historical pricing trends for specific products and services. TPE is based on competitor prices of similar deliverables when sold separately. We are generally not able to determine TPE of selling price as we are unable to reliably determine what competitors’ selling prices are for comparable services, combined with the fact that our services often contain unique features and customizations such that comparable services do not exist. The determination of best estimate of selling price is a judgmental process that considers multiple factors including, but not limited to, recent selling prices and related discounting practices for each service, market conditions, customer classes, sales channels and other factors.

•

Long-Lived Assets.    Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on fair value using exit price and market participant view, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill and indefinite-lived intangible assets, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill and indefinite-lived intangible assets, whenever indicators of impairment are present. We evaluate the carrying value of goodwill and indefinite-lived intangible assets annually, or whenever indicators of impairment are present. We test goodwill for impairment at the reporting unit level only when, after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value. Long-lived assets held for sale are reported at the lower of cost or fair value less cost to sell. There was no impairment of goodwill or indefinite-lived intangible assets in 2014, 2013 or 2012.

•

Stock-Based Compensation.    Stock-based compensation expense for all share-based payment awards granted is determined based on the grant-date fair value. The grant date fair value for stock options is estimated using the Black-Scholes Option Pricing Model. We recognize these compensation costs net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment awards. As of December 31, 2014, there was approximately $54,600 of unrecognized stock-based compensation expense (net of estimated forfeitures) related to unvested stock options and restricted stock held by employees, which is expected to be recognized over a weighted-average period of approximately 2.7 years, related to our stock-based compensation plans.

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

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Years Ended December 31,
	2014		2013		2012
	$	% (a)	$	% (a)	$	% (a)
Revenue	$580,449	100.0	$515,293	100.0	$469,866	100.0
Cost of operations	224,094	38.6	209,740	40.7	216,361	46.0
Sales and marketing	136,160	23.5	127,997	24.8	127,659	27.2
General and administrative	94,119	16.2	93,220	18.1	97,618	20.8
Depreciation and amortization	29,811	5.1	26,606	5.2	28,399	6.0
Interest income	69	—	76	—	86	—
Interest expense	24,686	4.3	22,826	4.4	23,334	5.0
Loss on convertible notes	—	—	4,871	0.9	—	—
Gain on investments	—	—	—	—	8,074	1.7
Restructuring	—	—	—	—	7,579	1.6
Other expense	—	—	1,353	0.3	2,297	0.5

Income (loss) from continuing operations before income tax provision (benefit)	71,648	12.3	28,756	5.6	(25,221)	(5.4)
Income tax provision (benefit)	30,707	5.3	13,640	2.6	(2,134)	(0.5)

Income (loss) from continuing operations	40,941	7.1	15,116	2.9	(23,087)	(4.9)
Income from discontinued operations, net of tax	1,122	0.2	—	—	2,743	0.6

Net income (loss)	$42,063	7.2	$15,116	2.9	$(20,344)	(4.3)

(a)	Amounts may not add due to rounding.

Revenue is derived from four groups. The first group is “Advertising and Sponsorship – Biopharma and Medical Device” and consists of advertising and sponsorship revenue from pharmaceutical, biotechnology and medical device clients relating to ethical pharmaceutical products or other regulated devices or products or for sponsoring educational programs. The second category is “Advertising and Sponsorship – OTC, CPG and Other” and consists of advertising and sponsorship revenue relating to non-Rx or over-the-counter medications and other healthcare products, food and beverages, beauty products and other consumer products, as well as revenue from clients such as retailers, pharmacies, hospitals, health insurance companies and government agencies. The combined revenue of the first two groups is sometimes referred to as “Advertising and Sponsorship” revenue. The third group is “Private Portal Services” and consists of revenue from employers and health plans for subscriptions to our private portals solution and related services, including health coaching and condition management services. The fourth group is “Information Services” and consists of revenue from the sale of stand-alone information and data products.

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

The following table is a summary of our non-cash expenses included in the respective statements of operations captions.

	Years Ended December 31,
	2014	2013	2012
Stock-based compensation expense included in:
Cost of operations	$5,940	$6,762	$8,160
Sales and marketing	7,221	8,395	8,201
General and administrative	19,385	23,393	28,560

Total stock-based compensation expense	$32,546	$38,550	$44,921

2014 and 2013

The following discussion is a comparison of our results of operations for the year ended December 31, 2014 to the year ended December 31, 2013.

Revenue.    Our total revenue increased 12.6% to $580,449 in 2014 from $515,293 in 2013. The increase was primarily due to an increase of $36,938 of advertising and sponsorship revenue, an increase of $21,071 of revenue from our private portals and an increase of $7,147 from information services. The increase in advertising and sponsorship revenue related primarily to an increase in advertising of certain of our customers, particularly our biopharmaceutical and medical device customers. For a more detailed discussion, see “— Introduction — Background Information on Certain Trends and Developments Affecting Our Business — Other Factors Affecting the Demand for Our Advertising and Sponsorship Services.” The increase in revenue of our private portals was attributable to the January 1, 2014 launch of our contract with the Blue Cross Blue Shield Association Federal Employee Program. A more detailed discussion regarding changes in revenue is included below under “— Supplemental Financial and Operating Information.”

Cost of Operations.    Cost of operations was $224,094 in 2014, compared to $209,740 in 2013. Our cost of operations represented 38.6% of revenue in 2014, compared to 40.7% of revenue in 2013. Included in cost of operations were non-cash expenses related to stock-based compensation of $5,940 in 2014, compared to $6,762 in 2013.

Cost of operations, excluding the non-cash stock-based compensation expense discussed above, was $218,154, or 37.6% of revenue in 2014, compared to $202,978, or 39.4% of revenue in 2013. The increase in absolute dollars in 2014, compared to 2013, was primarily attributable to the increased expense associated with the delivery of our advertising and sponsorship programs and the increased traffic to our Websites and expenses related to the delivery of services under our contract with the Blue Cross Blue Shield Association Federal Employee Program that launched on January 1, 2014. The decrease as a percentage of revenue in 2014, compared to 2013, was due to the increase in revenue of 12.6% without a commensurate increase in our cost of operations expense as certain of these expenses are fixed in nature.

Sales and Marketing.    Sales and marketing expense was $136,160 in 2014, compared to $127,997 in 2013. Our sales and marketing expense represented 23.5% of revenue in 2014, compared to 24.8% in 2013. Included in sales and marketing expense were non-cash expenses related to stock-based compensation of $7,221 in 2014, compared to $8,395 in 2013.

Sales and marketing expense, excluding the non-cash expenses discussed above, was $128,939, or 22.2% of revenue, in 2014, compared to $119,602, or 23.2% of revenue, in 2013. The increase in absolute dollars was primarily attributable to an increase in certain compensation and other personnel related costs due to increased staffing and sales commissions related to the higher revenue in 2014 compared to 2013. The decrease as a percentage of revenue, excluding the non-cash expenses discussed above, for 2014 compared to 2013, was primarily due to the increase in our revenue of 12.6% without a commensurate increase in our sales and marketing expenses as certain of these expenses are fixed in nature.

General and Administrative.    General and administrative expense was $94,119 in 2014, compared to $93,220 in 2013. Our general and administrative expenses represented 16.2% of revenue in 2014, compared to 18.1% of revenue in 2013. Included in general and administrative expense was non-cash stock-based compensation expense of $19,385 in 2014, compared to $23,393 in 2013. The decrease in non-cash stock-based compensation expense for 2014, compared to 2013, was primarily due to the acceleration of stock-based compensation expense in 2013, related to certain equity awards held by our former Chief Executive Officer in connection with his severance agreement.

General and administrative expense, excluding the non-cash stock-based compensation expense discussed above, was $74,734, or 12.9% of revenue, in 2014, compared to $69,827, or 13.6% of revenue in 2013. The decrease in general and administrative expense as a percentage of revenue, excluding the non-cash expenses discussed above, for 2014 compared to 2013, was primarily due to the increase in our revenue of 12.6% without a commensurate increase in our general and administrative expenses as many of these expenses are fixed in nature.

Depreciation and Amortization.    Depreciation and amortization expense was $29,811, or 5.1% of revenue in 2014, compared to $26,606, or 5.2% of revenue in 2013.

Interest Income.    Interest income was $69 in 2014, which was relatively consistent when compared to $76 in 2013.

Interest Expense.    Interest expense was $24,686 in 2014 compared to $22,826 in 2013. Interest expense increased during 2014 compared to 2013, primarily as a result of our 1.50% Notes that were issued on November 26, 2013, as well as the impact of the repurchase of $147,768 principal amount of our 2.25% Notes during 2013. Interest expense in 2014 and 2013 included non-cash interest expense of $4,511 and $4,192, respectively, related to the amortization of the debt issuance costs for the convertible debt outstanding during those periods.

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

Income Tax Provision.    The income tax provision of $30,707 in 2014 related to pre-tax income of $71,648, compared to the income tax provision of $13,640 in 2013 which related to pre-tax income of $28,756. During 2014, the income tax provision represented 42.9% of pre-tax income. The effective tax rate exceeded our statutory tax rate as a result of certain expenses that are non-deductible for income tax purposes.

Income from Discontinued Operations, Net of Tax.    Income from discontinued operations, net of tax, was $1,122 in 2014. During 2014, we paid $384 in connection with the completion of the remaining tax audits for all periods covered under a tax indemnification agreement related to our Porex business which was sold in 2009. The remaining balance in the indemnity liability of $1,122 was adjusted through income from discontinued operations during 2014.

2013 and 2012

The following discussion is a comparison of our results of operations for the year ended December 31, 2013 to the year ended December 31, 2012.

Revenue.    Our total revenue increased 9.7% to $515,293 in 2013 from $469,866 in 2012. The increase was primarily due to an increase of $38,274 of advertising and sponsorship revenue and, to a lesser extent, an increase of $3,584 of revenue from our private portals and an increase of $3,569 from information services. The increase in advertising and sponsorship revenue related primarily to an increase in advertising of certain of our customers, particularly our biopharmaceutical and medical device customers. For a more detailed discussion, see “— Introduction — Background Information on Certain Trends and Developments Affecting Our Business — Other Factors Affecting the Demand for Our Advertising and Sponsorship Services.” A more detailed discussion regarding changes in revenue is included below under “— Supplemental Financial and Operating Information.”

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

Depreciation and Amortization.    Depreciation and amortization expense was $26,606, or 5.2% of revenue in 2013, compared to $28,399, or 6.0% of revenue in 2012. This decrease was primarily due to the acceleration, in 2012, of the remaining amortization expense of $1,267 associated with certain trade names that had been retired from use.

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

Gain on Investments.    During 2012, our gain on investments of $8,074 consisted of amounts we received through our ARS Option.

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

Income from Discontinued Operations, Net of Tax.    Income from discontinued operations, net of tax, was $2,743 in 2012. During 2012, we recognized an after-tax gain of $2,235 related to the receipt of approximately $3,600 from the United States Department of Justice in relation to the investigation by the United States Attorney for the District of South Carolina (which we refer to as the Investigation). These funds represented the reimbursement to us related to recoveries by the United States Department of Justice from former employees of a subsidiary who pleaded guilty to the matters involved in the Investigation. None of the former employees who pleaded guilty were employees to whom we provided indemnification in connection with the Investigation. Additionally, during 2012, income from discontinued operations includes a net state tax refund of $508 that we received in connection with the finalization of a state tax appeal related to the September 2006 sale of Emdeon Practice Services, Inc. to Sage Software, Inc. The income tax provision included within discontinued operations was $555 during 2012.

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

	Years Ended December 31,
	2014	2013	2012
Revenue
Advertising and sponsorship
Biopharma and medical device	$329,329	$304,018	$280,261
OTC, CPG and other	124,636	113,009	98,492

	453,965	417,027	378,753
Private portal services	103,182	82,111	78,527
Information services	23,302	16,155	12,586

	$580,449	$515,293	$469,866

Earnings before interest, taxes, non-cash and other items (Adjusted EBITDA)	$158,622	$122,886	$73,149

Interest, taxes, non-cash and other items
Interest income	69	76	86
Interest expense	(24,686)	(22,826)	(23,334)
Income tax (provision) benefit	(30,707)	(13,640)	2,134
Depreciation and amortization	(29,811)	(26,606)	(28,399)
Non-cash stock-based compensation	(32,546)	(38,550)	(44,921)
Loss on convertible notes	—	(4,871)	—
Gain on investments	—	—	8,074
Restructuring	—	—	(7,579)
Other expense	—	(1,353)	(2,297)

Income (loss) from continuing operations	40,941	15,116	(23,087)
Income from discontinued operations, net of tax	1,122	—	2,743

Net income (loss)	$42,063	$15,116	$(20,344)

2014 and 2013

The following discussion is a comparison of the results of operations for our groups of revenue and our Adjusted EBITDA for the year ended December 31, 2014 to the year ended December 31, 2013.

Advertising and Sponsorship.    Advertising and sponsorship revenue was $453,965 in 2014, an increase of $36,938, or 8.9%, from 2013. The increase in revenue was primarily attributable to an increased usage of our advertising and sponsorship offerings by our biopharma and medical device customers as well as our OTC, CPG and other customers, which represented increases of $25,311 and $11,627, respectively. In general, pricing remained relatively stable for our public portal advertising and sponsorship offerings and was not a significant source of the revenue increase. For a more detailed discussion, see “— Introduction — Background Information on Certain Trends and Developments Affecting Our Business — Other Factors Affecting the Demand for Our Advertising and Sponsorship Services.”

Private Portal Services.    Private portal services revenue was $103,182 in 2014, an increase of $21,071, or 25.7%, from 2013. This increase was primarily attributable to the January 1, 2014 launch of our contract with the Blue Cross Blue Shield Association Federal Employee Program. In general, the pricing of our private portal services remained relatively stable and was not a significant source of the revenue increase. The number of customers using our private portal platform at December 31, 2014 was 102, compared to 110 customers using our private portal platform at December 31, 2013.

Information Services.    Information services revenue was $23,302 in 2014, an increase of $7,147, or 44.2%, from 2013. This increase was primarily attributable to an increase in the number of customers licensing our information services and an increase in the volume of data received by our customers, and to a lesser extent an increase in the rates charged to these customers.

Adjusted EBITDA.    Adjusted EBITDA increased to $158,622 in 2014 compared to $122,886 in 2013. As a percentage of revenue, Adjusted EBITDA was 27.3% of revenue in 2014, compared to 23.8% in 2013. This increase as a percentage of revenue was primarily due to higher revenue in 2014. Many of our expenses are fixed in nature and do not vary directly with revenue, and accordingly, our Adjusted EBITDA as a percentage of revenue will fluctuate primarily as a result of changes in our revenue.

2013 and 2012

The following discussion is a comparison of the results of operations for our groups of revenue and our Adjusted EBITDA for the year ended December 31, 2013 to the year ended December 31, 2012.

Advertising and Sponsorship.    Advertising and sponsorship revenue was $417,027 in 2013, an increase of $38,274, or 10.1%, from 2012. The increase in revenue was primarily attributable to an increased usage of our advertising and sponsorship offerings by our biopharma and medical device customers as well as our OTC, CPG and other customers, which represented increases of $23,757 and $14,517, respectively. For a more detailed discussion, see “— Introduction — Background Information on Certain Trends and Developments Affecting Our Business — Other Factors Affecting the Demand for Our Advertising and Sponsorship Services.” Although there were changes made to simplify our pricing structure in early 2013, any actual changes to prices did not have a significant impact on the increase in revenue during 2013.

Private Portal Services.    Private portal services revenue was $82,111 in 2013, an increase of $3,584, or 4.6%, from 2012. In general, the pricing of our private portal services was not a significant source of the revenue increase. The number of customers using our private portal platform at December 31, 2013 was 110, compared to 118 customers using our private portal platform at December 31, 2012.

Information Services.    Information services revenue was $16,155 in 2013, an increase of $3,569, or 28.4%, from 2012. This increase was primarily attributable to an increase in the number of customers licensing our information services and an increase in the volume of data received by our customers, and to a lesser extent an increase in the rates charged to these customers.

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

Liquidity and Capital Resources

Cash Flows

As of December 31, 2014, we had $706,776 of cash and cash equivalents and working capital of $713,163. Our cash and cash equivalents and working capital are affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, the timing of interest payments related to our convertible debt, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities from continuing operations in 2014 was $113,536, which related to net income of $42,063, adjusted for income from discontinued operations of $1,122, a non-cash income tax provision of $14,717 related to deferred income taxes, and other non-cash expenses of $66,868, which include depreciation and amortization expense, non-cash interest expense and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities decreased operating cash flow by $8,990, primarily due to an increase in accounts receivable of $12,574, an increase in prepaid expenses and other assets of $673, and a decrease in accrued expenses and other long-term liabilities of $380, which was offset by an increase in deferred revenue of $4,637.

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

Cash used in investing activities was $26,376 in 2014, compared $20,960 in 2013. We used $23,194 in connection with purchases of property and equipment in 2014, compared to $22,341 of property and equipment purchases in 2013. We also used cash of $3,182 during 2014 to acquire the assets of TheraSim, Inc. Therasim’s technology provides the content and programming for certain of our sponsorship services. Additionally, during 2013 we received $1,381 from the sale of property and equipment.

Cash used in financing activities was $204,880 in 2014, compared to $232,089 in 2013. We used cash of $226,336 in 2014 and $390,814 in 2013 to repurchase shares of our Common Stock through tender offers, our authorized repurchase program and other repurchases. We also used cash of $150,354 in 2013 to repurchase a portion of our 2.25% Notes. During 2013, these uses of cash were offset by net cash proceeds of $291,823 from the issuance of our 1.50% Notes. During 2014 and 2013, we received cash proceeds of $40,602 and $29,724, respectively, related to the exercise of stock options, and used cash of $33,385 and $12,526, respectively, for withholding taxes due on stock-based awards. Also included in cash flows from financing activities in 2014 and 2013, were excess tax benefits on stock-based awards of $14,239 and $58, respectively.

Included in our consolidated statements of cash flows for 2014, is cash used in discontinued operations of $384 which represents a payment made in connection with the completion of the remaining tax audits for all periods covered under a tax indemnification agreement related to our Porex business which was sold in 2009.

Contractual Obligations and Commitments

The following table summarizes our principal commitments as of December 31, 2014 for future specified contractual obligations, as well as the estimated timing of the cash payments associated with these obligations. Management’s estimates of the timing of future cash flows are largely based on historical experience, and accordingly, actual timing of cash flows may vary from these estimates.

	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Leases (a)	$54,750	$11,559	$15,134	$14,074	$13,983
2.25% Notes (b)	$259,326	$5,675	$253,651	$—	$—
2.50% Notes (b)	$430,833	$10,000	$20,000	$400,833	$—
1.50% Notes (b)	$326,625	$4,500	$9,000	$9,000	$304,125

(a)	The lease amounts are net of sublease income
(b)	Amounts include contractual interest payments

The above table excludes $13,553 of uncertain tax positions, including interest and penalties, as we are unable to reasonably estimate the timing of the settlement of these items. See Note 11, “Income Taxes” located in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Outlook on Future Liquidity

As of December 31, 2014, we had $707 million of cash and cash equivalents.

Potential future uses of cash include repurchases of our Common Stock and our anticipated 2015 capital expenditure requirements. Our capital expenditure requirements during 2015, which we estimate to be approximately $45 million to $55 million, primarily relate to the relocation and expansion of our corporate office facilities as well as improvements that will be deployed across our public and private portal Websites in order to enable us to service future growth in unique users and page views, as well as to create new sponsorship areas for our customers, and to improve the systems used to provide our private portal applications.

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

Recent Accounting Pronouncements

Accounting Pronouncement Adopted During 2014

In July 2013, the FASB issued an update to existing guidance on the financial presentation of unrecognized tax benefits. The update provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. This update was effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, which for us was the first quarter of 2014. The adoption of this update did not have an impact on our financial condition, results of operations or cash flows.

Accounting Pronouncements to be Adopted in the Future

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the revised guidance, a discontinued operation is defined as a disposal of a component or group of components that represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The revised guidance is effective for us beginning in the quarter ending March 31, 2015; early adoption is permitted. We have not yet determined the impact that the revised guidance will have on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the revised guidance requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The revised guidance is effective for us beginning in the quarter ending March 31, 2017; early adoption is prohibited. The revised guidance is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet determined the impact that the revised guidance will have on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The revised guidance is effective for us beginning in the quarter ending March 31, 2016; early adoption is permitted. We have not yet determined the impact that the revised guidance will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal and maintain adequate liquidity.

The value of our cash and money market investments, which were approximately $707 million at December 31, 2014, is not subject to changes in interest rates.

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

Financial Statements

Our financial statements required by this item are contained on pages F-1 through F-39 of this Annual Report on Form 10-K. See Item 15(a)(1) for a listing of financial statements provided.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of December 31, 2014.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and Chief Financial Officer, concluded that there were no changes in WebMD’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2015.

WEBMD HEALTH CORP.

By:	/S/ PETER ANEVSKI
Peter Anevski
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ DAVID J. SCHLANGER David J. Schlanger	Chief Executive Officer (principal executive officer)	February 27, 2015

/S/ PETER ANEVSKI Peter Anevski	Chief Financial Officer (principal financial and accounting officer)	February 27, 2015

/S/ MARK J. ADLER, M.D. Mark J. Adler, M.D.	Director	February 27, 2015

/S/ KEVIN M. CAMERON Kevin M. Cameron	Director	February 27, 2015

/S/ NEIL F. DIMICK Neil F. Dimick	Director	February 27, 2015

/S/ JEROME C. KELLER Jerome C. Keller	Director	February 27, 2015

/S/ JAMES V. MANNING James V. Manning	Director	February 27, 2015

/S/ WILLIAM J. MARINO William J. Marino	Director	February 27, 2015

/S/ JOSEPH E. SMITH Joseph E. Smith	Director	February 27, 2015

/S/ STANLEY S. TROTMAN, JR. Stanley S. Trotman, Jr.	Director	February 27, 2015

/S/ KRISTIINA VUORI, M.D. Kristiina Vuori, M.D.	Director	February 27, 2015

/S/ MARTIN J. WYGOD Martin J. Wygod	Director	February 27, 2015

WEBMD HEALTH CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
Historical Financial Statements:
Report of Management on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3
Report of Independent Registered Public Accounting Firm	F-4
Consolidated Balance Sheets as of December 31, 2014 and 2013	F-5
Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012	F-6
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2014, 2013 and 2012	F-7
Consolidated Statements of Equity for the Years Ended December 31, 2014, 2013 and 2012	F-8
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012	F-9
Notes to Consolidated Financial Statements	F-10
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

WebMD management assessed the effectiveness of WebMD’s internal control over financial reporting as of December 31, 2014. In making this assessment, WebMD management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that assessment and those criteria, WebMD management concluded that WebMD maintained effective internal control over financial reporting as of December 31, 2014.

Ernst & Young LLP, the independent registered public accounting firm that audited and reported on the Company’s consolidated financial statements as of December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014, has audited the Company’s internal control over financial reporting as of December 31, 2014, as stated in their report which appears on page F-3.

February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of WebMD Health Corp.

We have audited WebMD Health Corp.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). WebMD Health Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, WebMD Health Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WebMD Health Corp. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2014 of WebMD Health Corp. and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of WebMD Health Corp.

We have audited the accompanying consolidated balance sheets of WebMD Health Corp. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WebMD Health Corp. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WebMD Health Corp.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 27, 2015

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$706,776	$824,880
Accounts receivable, net of allowance for doubtful accounts of $631 at December 31, 2014 and $793 at December 31, 2013	136,806	124,232
Prepaid expenses and other current assets	13,877	13,243
Deferred tax assets	18,147	13,620

Total current assets	875,606	975,975
Property and equipment, net	59,573	64,884
Goodwill	202,980	202,980
Intangible assets, net	14,215	13,834
Deferred tax assets	18,947	38,802
Other assets	26,236	29,153

TOTAL ASSETS	$1,197,557	$1,325,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$72,658	$73,739
Deferred revenue	89,785	85,148
Liabilities of discontinued operations	—	1,506

Total current liabilities	162,443	160,393
2.25% convertible notes due 2016	252,232	252,232
2.50% convertible notes due 2018	400,000	400,000
1.50% convertible notes due 2020	300,000	300,000
Other long-term liabilities	21,293	22,103
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 650,000,000 shares authorized; 57,437,992 shares issued at December 31, 2014 and December 31, 2013	574	574
Additional paid-in capital	9,214,800	9,273,712
Treasury stock, at cost; 21,084,995 shares at December 31, 2014 and 18,281,498 shares at December 31, 2013	(685,659)	(572,221)
Accumulated other comprehensive income	976	—
Accumulated deficit	(8,469,102)	(8,511,165)

Stockholders’ equity	61,589	190,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,197,557	$1,325,628

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Revenue	$580,449	$515,293	$469,866
Cost of operations	224,094	209,740	216,361
Sales and marketing	136,160	127,997	127,659
General and administrative	94,119	93,220	97,618
Depreciation and amortization	29,811	26,606	28,399
Interest income	69	76	86
Interest expense	24,686	22,826	23,334
Loss on convertible notes	—	4,871	—
Gain on investments	—	—	8,074
Restructuring	—	—	7,579
Other expense	—	1,353	2,297

Income (loss) from continuing operations before income tax provision (benefit)	71,648	28,756	(25,221)
Income tax provision (benefit)	30,707	13,640	(2,134)

Income (loss) from continuing operations	40,941	15,116	(23,087)
Income from discontinued operations, net of a tax provision of $0 and $555 in 2014 and 2012	1,122	—	2,743

Net income (loss)	$42,063	$15,116	$(20,344)

Basic income (loss) per common share:
Income (loss) from continuing operations	$1.08	$0.32	$(0.45)
Income from discontinued operations	0.03	—	0.05

Net income (loss)	$1.11	$0.32	$(0.40)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.97	$0.31	$(0.45)
Income from discontinued operations	0.03	—	0.05

Net income (loss)	$1.00	$0.31	$(0.40)

Weighted-average shares outstanding used in computing per share amounts:
Basic	37,869	46,830	50,862

Diluted	45,614	48,398	50,862

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2014	2013	2012
Net income (loss)	$42,063	$15,116	$(20,344)
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for sale securities	976	—	—

Total other comprehensive income, net of tax	976	—	—

Comprehensive income (loss)	$43,039	$15,116	$(20,344)

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

	Stockholders’ Equity
							Accumulated Other Comprehensive Income
			Additional Paid-In Capital					Total Stockholders’ Equity
	Common Stock			Treasury Stock		Accumulated Deficit
	Shares	Amount		Shares	Amount
Balances at December 31, 2011	62,410,255	$624	$9,473,811	6,685,439	$(294,062)	$(8,505,937)	$—	$674,436
Net loss	—	—	—	—	—	(20,344)	—	(20,344)
Issuance of stock for option exercises and other issuances	27,737	—	(19,807)	(350,371)	18,268	—	—	(1,539)
Tax benefit realized from issuances of common stock	—	—	377	—	—	—	—	377
Stock-based compensation expense	—	—	44,571	—	—	—	—	44,571
Repurchase of shares through tender offers	—	—	—	5,769,230	(150,759)	—	—	(150,759)
Purchases of treasury stock	—	—	—	1,320,846	(26,900)	—	—	(26,900)
Tax deficiency from issuances of common stock	—	—	(9,853)	—	—	—	—	(9,853)

Balances at December 31, 2012	62,437,992	624	9,489,099	13,425,144	(453,453)	(8,526,281)	—	509,989
Net income	—	—	—	—	—	15,116	—	15,116
Issuance of stock for option exercises and other issuances	—	—	(83,165)	(1,938,041)	100,961	—	—	17,796
Tax benefit realized from issuances of common stock	—	—	58	—	—	—	—	58
Stock-based compensation expense	—	—	38,186	—	—	—	—	38,186
Repurchase of shares through tender offers	(5,000,000)	(50)	(170,466)	—	—	—	—	(170,516)
Purchases of treasury stock	—	—	—	6,794,395	(219,729)	—	—	(219,729)

Balances at December 31, 2013	57,437,992	574	9,273,712	18,281,498	(572,221)	(8,511,165)	—	190,900
Net income	—	—	—	—	—	42,063	—	42,063
Other comprehensive income, net of tax	—	—	—	—	—	—	976	976
Issuance of stock for option exercises and other issuances	—	—	(105,382)	(2,356,573)	112,898	—	—	7,516
Tax benefit realized from issuances of common stock	—	—	14,239	—	—	—	—	14,239
Stock-based compensation expense	—	—	32,231	—	—	—	—	32,231
Repurchase of shares through tender offers	—	—	—	2,000,000	(97,588)	—	—	(97,588)
Purchases of treasury stock	—	—	—	3,160,070	(128,748)	—	—	(128,748)

Balances at December 31, 2014	57,437,992	$574	$9,214,800	21,084,995	$(685,659)	$(8,469,102)	$976	$61,589

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$42,063	$15,116	$(20,344)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations, net of tax	(1,122)	—	(2,743)
Depreciation and amortization	29,811	26,606	28,399
Non-cash interest, net	4,511	4,192	4,326
Non-cash stock-based compensation	32,546	38,550	44,921
Deferred income taxes	14,717	13,070	(2,337)
Loss on convertible notes	—	4,871	—
Gain on investments	—	—	(8,074)
Changes in operating assets and liabilities:
Accounts receivable	(12,574)	(17,610)	14,713
Prepaid expenses and other, net	(673)	266	(1,589)
Accrued expenses and other long-term liabilities	(380)	8,061	9,429
Deferred revenue	4,637	(7,028)	4,121

Net cash provided by continuing operations	113,536	86,094	70,822
Net cash (used in) provided by discontinued operations	(384)	—	4,324

Net cash provided by operating activities	113,152	86,094	75,146
Cash flows from investing activities:
Cash paid in business combination	(3,182)	—	—
Proceeds received from ARS option	—	—	9,269
Purchases of property and equipment	(23,194)	(22,341)	(35,171)
Proceeds from sale of property and equipment	—	1,381	—

Net cash used in investing activities	(26,376)	(20,960)	(25,902)
Cash flows from financing activities:
Proceeds from exercise of stock options	40,602	29,724	827
Cash used for withholding taxes due on stock-based awards	(33,385)	(12,526)	(2,740)
Net proceeds from issuance of convertible notes	—	291,823	—
Repurchase of convertible notes	—	(150,354)	—
Repurchase of shares through tender offers	(97,588)	(170,516)	(150,759)
Purchases of treasury stock	(128,748)	(220,298)	(26,331)
Excess tax benefit on stock-based awards	14,239	58	377

Net cash used in financing activities	(204,880)	(232,089)	(178,626)

Net decrease in cash and cash equivalents	(118,104)	(166,955)	(129,382)
Cash and cash equivalents at beginning of period	824,880	991,835	1,121,217

Cash and cash equivalents at end of period	$706,776	$824,880	$991,835

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

The Company provides health information services to consumers, physicians and other healthcare professionals, private and governmental employers and health plans through its public and private online portals, mobile platforms and health-focused publications. The WebMD Health Network includes: www.WebMD.com, the Company’s primary public portal for consumers and related mobile-optimized sites and mobile apps; www.Medscape.com, the Company’s primary public portal for physicians and other healthcare professionals and related mobile services; and other sites and apps through which the Company provides branded health and wellness content, tools and services. The Company’s services for consumers enable them to obtain information on health and wellness topics or on a particular disease or condition, to assess their personal health status, to use online trackers, tools and quizzes, to locate physicians, to receive periodic e-mailed newsletters and alerts on topics of individual interest, and to participate in online communities with peers and experts. The Company’s services for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (“CME”) credit and communicate with peers. The Company does not charge any usage, membership or download fees for access to its public portals or mobile platforms. The Company generates revenue from its public portals and mobile platforms primarily through the sale of various types of advertising and sponsorship programs to its clients, which include: pharmaceutical, biotechnology and medical device companies; hospitals, clinics and other healthcare services companies; health insurance providers; consumer products companies whose products or services relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention; and various other businesses, organizations and governmental entities. Advertisers and sponsors use the Company’s services to reach, educate and inform target audiences of consumers, physicians and other healthcare professionals. The Company also generates revenue from advertising sold in WebMD Magazine, a consumer magazine distributed to physician office waiting rooms. In addition, the Company generates revenue from the sale of certain information products. The Company’s private portals are a cloud-based population health management platform, hosted by the Company and provided to private and governmental employers and health plans for use by their employees and plan participants. The Company markets these private portals and related services under the WebMD Health Services brand. The WebMD Health Services platform enables employers and health plans to provide their employees and plan participants with access to personalized health and benefit information, including an online personal health record application. The Company’s WebMD Health Services solutions include a comprehensive set of decision support and transparency tools that help their employees and plan participants understand the financial implications of their benefits options and make more informed benefits-related purchase decisions, and also provide access to information and services that can help them factor quality and cost into decisions about care and treatment options. The Company also provides telephonic, online and onsite health coaching and targeted condition management programs for use by its private portals clients’ employees and plan participants to help them make healthier lifestyle choices and achieve their wellness goals. The Company generates revenue from subscriptions to its WebMD Health Services platform by employers and health plans, either directly or through its distributors. WebMD offers its health coaching services and its condition management programs on a per-participant basis.

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

2.    Summary of Significant Accounting Policies

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and the disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic and political factors, and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the Consolidated Financial Statements. Significant estimates and assumptions by management affect the allowance for doubtful accounts, the carrying value of long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets (excluding goodwill and indefinite-lived intangible assets), the carrying value, capitalization and amortization of software and Website development costs, the carrying value of investments, the provision for income taxes and related deferred tax accounts, certain accrued liabilities, revenue recognition, contingencies, litigation and related legal accruals and the value attributed to employee stock options and other stock-based awards.

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

Long-Lived Assets

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. The useful lives are generally as follows:

Computer equipment	3 to 5 years
Office equipment, furniture and fixtures	4 to 7 years
Software	3 years
Building and improvements	Up to 40 years
Website development costs	3 years
Leasehold improvements	Shorter of useful life or lease term

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the Company’s analysis, there was no impairment of goodwill or indefinite-lived intangible assets during the years ended December 31, 2014, 2013 and 2012.

Internal Use Software

Software development costs that are incurred in the preliminary project stage are expensed as incurred. Once certain criteria have been met, direct costs incurred in developing or obtaining computer software are capitalized. The Company capitalized $5,369 and $9,085 during the years ended December 31, 2014 and 2013, respectively. Capitalized internal use software development costs are included in property and equipment in the accompanying consolidated balance sheets. Training and data conversion costs are expensed as incurred. Capitalized software costs are depreciated over a three-year period. Depreciation expense related to internal use software was $6,449, $5,070 and $6,223 for the years ended December 31, 2014, 2013 and 2012, respectively. The remaining balance of internal use software, net of accumulated depreciation, was $11,597 and $12,677 as of December 31, 2014 and 2013, respectively.

Website Development Costs

Costs related to the planning and post implementation phases of WebMD’s Website development efforts, as well as minor enhancements and maintenance, are expensed as incurred. Direct costs incurred in the development phase are capitalized. The Company capitalized $5,539 and $7,428 during the years ended December 31, 2014 and 2013, respectively. These capitalized costs are included in property and equipment in the accompanying consolidated balance sheets and are depreciated over a three-year period. Depreciation expense related to Website development costs was $6,421, $5,696 and $4,998 during the years ended December 31, 2014, 2013 and 2012, respectively. The remaining balance of Website development costs, net of accumulated depreciation, was $11,343 and $12,225 as of December 31, 2014 and 2013, respectively.

Restricted Cash

The Company’s restricted cash primarily relates to collateral for letters of credit obtained to support the Company’s operations. Total restricted cash was $1,765 and $1,730 as of December 31, 2014 and 2013, respectively, and is included in other assets in the accompanying consolidated balance sheets.

Deferred Charges

Other assets includes costs associated with the issuance of the Company’s convertible notes that are amortized to interest expense in the accompanying consolidated statements of operations, using the effective interest method over the period from issuance through the earliest date on which holders can demand redemption. During the year ended December 31, 2011, the Company capitalized issuance costs of $12,655 and $12,595, related to the issuance of its 2.50% Convertible Notes due 2018 (the “2.50% Notes”) and its 2.25% Convertible Notes due 2016 (the “2.25% Notes”), respectively. Additionally, during the year ended December 31, 2013, the Company capitalized $8,177 of issuance costs in connection with the 2013 issuance of its 1.50% Convertible Notes due 2020 (the “1.50% Notes”). The aggregate amortization of these issuance costs, which is included within interest expense in the accompanying consolidated statements of operations, was $4,511, $4,192 and $4,326 for the years ended December 31, 2014, 2013 and 2012, respectively. During the year ended December 31, 2013, the Company wrote off issuance costs of $2,285 in connection with the repurchase of a portion of its 2.25% Notes. As of December 31, 2014 and 2013, there were $14,355 and $18,866, respectively, of unamortized issuance costs included in other assets within the accompanying consolidated balance sheets.

Deferred Revenue

Deferred revenue consists of invoices sent to customers or payments received from customers, in advance of revenue recognition and is recognized as the revenue recognition criteria are met. Deferred revenue is influenced

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by several factors, including the timing of invoices to our customers and the timing of payments received from our customers in relation to the timing of the revenue recognition for the related customer contract. Deferred revenue at each balance sheet date is expected to be recognized during the succeeding twelve month period and is therefore classified as a current liability within the accompanying consolidated balance sheets.

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

Presentation of Segment Information

The Company generates revenue in four groups, as set forth in the table below. The first group is “Advertising and Sponsorship – Biopharma and Medical Device” and consists of advertising and sponsorship revenue from pharmaceutical, biotechnology and medical device clients relating to ethical pharmaceutical products or other regulated devices or products or for sponsoring educational programs. The second category is “Advertising and Sponsorship – OTC, CPG and Other” and consists of advertising and sponsorship revenue relating to non-Rx or over-the-counter medications and other healthcare products, food and beverages, beauty products and other consumer products, as well as revenue from clients such as retailers, pharmacies, hospitals, health insurance companies and government agencies. The combined revenue of the first two groups is sometimes referred to as “Advertising and Sponsorship” revenue. The third group is “Private Portal Services” and consists of revenue from employers and health plans for subscriptions to the Company’s private portals solution and related services, including health coaching and condition management services. The fourth group is “Information Services” and consists of revenue from the sale of stand-alone information and data products. Discrete financial information related to a measure of profit or loss for these four revenue groups is not available as they leverage many common expenses, and the Company does not separately allocate these common expenses in assessing the performance of its business. Accordingly, the Company views its business as one reportable operating segment.

The following table presents the revenues recognized from the four revenue groups described above:

	Years Ended December 31,
	2014	2013	2012
Advertising and sponsorship
Biopharma and medical device	$329,329	$304,018	$280,261
OTC, CPG and other	124,636	113,009	98,492

	453,965	417,027	378,753
Private portal services	103,182	82,111	78,527
Information services	23,302	16,155	12,586

	$580,449	$515,293	$469,866

The Company’s revenue is principally generated in the United States. An adverse change in economic conditions in the United States could negatively affect the Company’s revenue and results of operations. The Company recorded revenue from foreign customers of $46,095, $31,340 and $24,206 during the years ended December 31, 2014, 2013 and 2012, respectively.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Sales, Use and Value Added Tax

The Company excludes sales, use and value added tax from revenue in the accompanying consolidated statements of operations.

Advertising Costs

Advertising costs are generally expensed as incurred and totaled $4,196, $5,174 and $2,798 in 2014, 2013 and 2012, respectively.

Foreign Currency

The functional currency of the Company’s foreign operations is the U.S. dollar. Fluctuations in foreign dollar monetary assets and liabilities result in gains or losses which are credited or charged to income. Foreign currency transactional gains or losses are also credited or charged to income.

Concentration of Credit Risk

None of the Company’s customers individually accounted for more than 10% of the Company’s revenue in 2014, 2013 or 2012 or more than 10% of the Company’s accounts receivable as of December 31, 2014 or 2013.

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

Accounting for Stock-Based Compensation

Stock-based compensation expense for all share-based payment awards granted is determined based on the grant-date fair value. The grant-date fair value for stock options is estimated using the Black-Scholes Option Pricing Model. The Company recognizes these compensation costs net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment award.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Revenue Recognition

Revenue from advertising is recognized as advertisements are delivered or as publications are distributed. Revenue from sponsorship arrangements, content syndication and distribution arrangements and subscriptions to healthcare management tools and private portals as well as related health coaching services is recognized ratably over the term of the applicable agreement. Revenue from information services is recognized as the underlying data is delivered. Revenue from the sponsorship of CME is recognized over the period the Company substantially completes its contractual deliverables as determined by the applicable agreements.

Contracts that contain multiple deliverables are subject to Accounting Standards Update (“ASU”) No. 2009-13 Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 requires the allocation of revenue to each deliverable of multiple-deliverable revenue arrangements, based on the relative selling price of each deliverable. It also defines the level of evidence of selling price required to separate deliverables and allows a company to make its best estimate of the selling price of deliverables when more objective evidence of selling price is not available.

Pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple deliverables, the Company allocates revenue to each deliverable based on relative selling price. The selling price for a deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or best estimate of selling price if neither VSOE nor TPE is available. The Company then recognizes revenue on each deliverable in accordance with its revenue recognition policies over the period that delivery occurs. VSOE of selling price is based on the price charged when the deliverable is sold separately. In determining VSOE, GAAP requires that a substantial majority of the selling prices fall within a reasonable range based on historical pricing trends for specific products and services. TPE is based on competitor prices of similar deliverables when sold separately. The Company is not able to determine TPE of selling price as it is unable to reliably determine what competitors’ selling prices are for comparable services, combined with the fact that its services often contain unique features and customizations such that comparable services do not exist. The determination of best estimate of selling price is a judgmental process that considers multiple factors including, but not limited to, recent selling prices and related discounting practices for each service, market conditions, customer classes, sales channels and other factors.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

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

	Years Ended December 31,
	2014	2013	2012
Numerator:
Income (loss) from continuing operations — Basic	$40,941	$15,116	$(23,087)
Interest expense on 1.50% Notes, net of tax	3,456	—	—

Income (loss) from continuing operations — Diluted	$44,397	$15,116	$(23,087)

Income from discontinued operations, net of tax — Basic and Diluted	$1,122	$—	$2,743

Denominator:
Weighted-average shares — Basic	37,869	46,830	50,862
Stock options and restricted stock	2,060	1,568	—
1.50% Notes	5,685	—	—

Adjusted weighted-average shares after assumed conversions — Diluted	45,614	48,398	50,862

Basic income (loss) per common share:
Income (loss) from continuing operations	$1.08	$0.32	$(0.45)
Income from discontinued operations	0.03	—	0.05

Net income (loss)	$1.11	$0.32	$(0.40)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.97	$0.31	$(0.45)
Income from discontinued operations	0.03	—	0.05

Net income (loss)	$1.00	$0.31	$(0.40)

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

	Years Ended December 31,
	2014	2013	2012
Options and restricted stock	2,594	5,744	12,291
1.50% Notes	—	556	—
2.50% Notes	6,195	6,148	6,108
2.25% Notes	3,506	5,020	5,482

	12,295	17,468	23,881

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

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

Recent Accounting Pronouncements

Accounting Pronouncement Adopted During 2014

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

Accounting Pronouncements to be Adopted in the Future

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the revised guidance, a discontinued operation is defined as a disposal of a component or group of components that represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The revised guidance is effective for the Company beginning in the quarter ending March 31, 2015; early adoption is permitted. The Company has not yet determined the impact the revised guidance will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the revised guidance requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The revised guidance is effective for the Company beginning in the quarter ending March 31, 2017; early adoption is prohibited. The revised guidance is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet determined the impact the revised guidance will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

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

3.    Discontinued Operations

EPS

On September 14, 2006, the Company completed the sale of Emdeon Practice Services, Inc. (together with its subsidiaries, “EPS”) to Sage Software, Inc., an indirect wholly owned subsidiary of The Sage Group plc (the “EPS Sale”). The Company had certain indemnity obligations to advance amounts for reasonable defense costs for initially ten, and later four, former officers and directors of EPS who were indicted in connection with an investigation by the United States Attorney for the District of South Carolina (the “Investigation”) that began in 2003 and was completed in 2011.

During the year ended December 31, 2012, the Company recognized an after-tax gain of $2,235 related to the receipt of approximately $3,600 which represented a reimbursement to the Company related to recoveries by the United States Department of Justice from former employees of a predecessor of EPS who pleaded guilty to certain matters that were part of the Investigation. None of the former employees who pleaded guilty were employees to whom the Company provided indemnification in connection with the Investigation.

Also included in income from discontinued operations during the year ended December 31, 2012 is a gain of $508 related to a state tax refund that the Company received in connection with the finalization of a state tax appeal related to the EPS Sale.

Porex

On October 19, 2009, the Company completed the sale of its Porex business. In connection with the sale of Porex, the Company agreed to indemnify Porex for certain tax matters. The remaining estimate of the Company’s tax indemnification liability related to Porex was $1,506 and was included within liabilities of discontinued operations within the accompanying consolidated balance sheet as of December 31, 2013. During the year ended December 31, 2014, the Company paid $384 in connection with the completion of the remaining tax audits for all periods covered under the indemnity agreement. The remaining indemnity liability of $1,122 was adjusted through income from discontinued operations during the year ended December 31, 2014. The Company has no further obligations related to this matter.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Effective September 10, 2014, after giving effect to an adjustment resulting from a tender offer for the Company’s Common Stock that the Company completed on September 9, 2014 (see Note 10 for additional discussion), the conversion rate was adjusted to 18.9795 shares of Common Stock per thousand dollars principal amount of the 1.50% Notes. This is equivalent to an adjusted conversion price of approximately $52.69 per share of Common Stock. In the aggregate, the 1.50% Notes are convertible into 5,693,850 shares of Common Stock following the September 10, 2014 adjustment.

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

Effective September 10, 2014, after giving effect to an adjustment resulting from a tender offer for the Company’s Common Stock that the Company completed on September 9, 2014 (see Note 10 for additional discussion), the conversion rate was adjusted to 15.5118 shares of Common Stock per thousand dollars principal amount of the 2.50% Notes. This is equivalent to an adjusted conversion price of approximately $64.47 per share of Common Stock. In the aggregate, the 2.50% Notes are convertible into 6,204,720 shares of Common Stock following the September 10, 2014 adjustment.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

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

Effective September 10, 2014, after giving effect to an adjustment resulting from a tender offer for the Company’s Common Stock that the Company completed on September 9, 2014 (see Note 10 for additional discussion), the conversion rate was adjusted to 13.9202 shares of Common Stock per thousand dollars principal

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

amount of the 2.25% Notes. This is equivalent to an adjusted conversion price of approximately $71.84 per share of Common Stock. In the aggregate, the 2.25% Notes are convertible into 3,511,120 shares of Common Stock following the September 10, 2014 adjustment.

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

5.    Long-Lived Assets

Property and Equipment

Property and equipment consist of the following:

	December 31,
	2014	2013
Software	$60,341	$54,972
Computer equipment	63,541	56,399
Web site development costs	57,922	52,383
Leasehold improvements	44,000	40,828
Office equipment, furniture and fixtures	15,154	14,677
Land and buildings	291	291

	241,249	219,550
Less: accumulated depreciation	(181,676)	(154,666)

Property and equipment, net	$59,573	$64,884

Depreciation expense was $27,010, $24,335 and $24,505 in 2014, 2013 and 2012, respectively.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Goodwill and Intangible Assets

The balance of goodwill was $202,980 as of December 31, 2014 and 2013. Intangible assets consist of the following:

	December 31, 2014				December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life(a)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life(a)
Content	$15,954	$(15,954)	$—	—	$15,954	$(15,954)	$—	—
Customer relationships	34,057	(27,126)	6,931	3.6	34,057	(25,035)	9,022	4.5
Technology and patents	17,882	(15,231)	2,651	2.5	14,700	(14,700)	—	—
Trade names-definite lives	2,530	(2,361)	169	1.0	2,530	(2,182)	348	2.0
Trade names-indefinite lives	4,464	—	4,464	n/a	4,464	—	4,464	n/a

Total	$74,887	$(60,672)	$14,215		$71,705	$(57,871)	$13,834

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

In July 2014, the Company acquired the assets of TheraSim, Inc. for $3,182 in cash. TheraSim’s technology provides the content and programming for certain of the Company’s sponsorship services. The purchase price was allocated to an intangible asset, “Technology,” is being amortized over a 3-year term and is included within “Technology and Patents” in the above table.

Amortization expense was $2,801, $2,271 and $3,894 in 2014, 2013 and 2012, respectively. Future amortization expense for intangible assets is estimated to be:

Year Ending December 31:
2015	$3,321
2016	$3,120
2017	$2,044
2018	$1,266

6.    Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2014	2013
Accrued compensation	$38,856	$39,346
Accrued outside services	11,089	7,805
Accrued marketing and distribution	4,442	5,638
Accrued interest	5,960	6,010
Other accrued liabilities	12,311	14,940

	$72,658	$73,739

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Commitments and Contingencies

Legal Proceedings and Claims

National Jewish Health v. WebMD Health Services Group, Inc. and WebMD Health Corp.

On October 25, 2012, National Jewish Health, a Colorado non-profit corporation, filed a complaint against the Company in United States District Court for the District of Colorado alleging copyright infringement, misappropriation of trade secrets, tortious interference with prospective business relations, and breach of contract. The allegations related to a condition management program of the Company’s private portals. The complaint sought injunctive relief, as well as damages of $8,000 to $10,000. On January 28, 2015, the parties entered into a Settlement Agreement pursuant to which the parties have filed with the Court a Joint Motion to Dismiss all claims with prejudice. Neither party has admitted any liability to the other and the Company’s private portals business is not required to modify, suspend or terminate the sale of any of its products.

MyMedicalRecords, Inc. v. WebMD Health Corp. and WebMD Health Services Corp.

On February 13, 2013, MyMedicalRecords, Inc. filed an action against the Company in the United States District Court in the Central District of California. The complaint alleged that the personal health record tool sold by WebMD Health Services Group, Inc. infringes U.S. Patent No. 8,301,466 issued on October 30, 2012. The complaint sought injunctive relief, as well as damages in unspecified amounts. Pursuant to an agreement between the parties, MyMedicalRecords dismissed the complaint without prejudice in order to enable the parties to try to resolve the matter without the timing constraints of the litigation. The parties were unable to resolve the matter and, on October 2, 2013, MyMedicalRecords filed a new complaint against the Company alleging infringement of U.S. Patent No. 8,301,466 as well as U.S. Patent No. 8,498,883 issued on July 30, 2013. The Plaintiff sought unspecified damages and an injunction with respect to certain products offered by the Company. The Court had consolidated the Plaintiff’s claim against the Company with its claims against several other companies. On December 22, 2014, the Court granted summary judgment in favor of the Company and its co-defendants finding that the ‘883 patent is invalid. On December 23, 2014, the Court granted summary judgment in favor of the Company and its co-defendants finding that the ‘466 patent is invalid. On January 6, 2015, the Court entered a final order dismissing the case. On January 15, 2015, MyMedicalRecords filed a Notice of Appeal of the Court’s order with the Circuit Court for the Federal Circuit. If the Court’s order is appealed, the Company plans to defend the Order of the District Court. The Company is unable to predict the outcome of any appeal or to reasonably estimate the possible loss or range of loss, if any, arising from the claims that may be asserted therein.

Coverage Dispute with Stop Loss Carrier for Health Benefit Plan

The Company sponsors and maintains a self-insured group health and prescription benefit plan (the “Health Plan”) for its eligible employees and their dependents. The Company purchases stop loss insurance coverage on an annual basis to reimburse the Company for claims that exceed certain individual and/or aggregate claim amounts under the Health Plan. On May 7, 2013, the Company was advised that the former stop loss carrier for the Health Plan, Everest Reinsurance Company (“Everest”), was attempting to deny payment for certain medical claims under the Health Plan that were pending under the 2012 stop loss policy, and to recover certain payments that had already been made under the 2011 and 2012 stop loss policies. These claims were incurred in 2011 and 2012 and had previously been approved by Horizon Blue Cross and Blue Shield of New Jersey, the third party claims administrator for the Health Plan appointed by the Company. The maximum amount of claims in dispute by Everest is approximately $4,900, of which approximately $1,965 remains unpaid by Everest. On June 27, 2013, the Company filed an action in the Supreme Court, State of New York (“New York Action”), seeking payment from Everest of the $1,965 in outstanding claims. On August 14, 2013, Everest filed an action in the

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Superior Court, State of New Jersey (“New Jersey Action”), against the Company, the claims administrator and the Company’s insurance broker seeking recovery of approximately $2,935 paid by Everest under the stop loss policies and seeking a declaration that the remaining $1,965 is not payable by Everest. On August 15, 2013, Everest filed a motion in the New York Action seeking to dismiss the complaint filed by the Company on forum non conveniens grounds. On October 3, 2013, the New York Action court granted the Company’s motion for a temporary restraining order and stayed the New Jersey Action pending adjudication of Everest’s motion to dismiss the New York Action and the Company’s cross motion to dismiss the New Jersey Action. A preliminary injunction hearing was held on November 7, 2013 in the New York Action, following which, the New York Action court issued orders: (i) denying Everest’s motion to dismiss (or, in the alternative, for a stay of) the New York Action; and (ii) granting the Company’s motion enjoining Everest from prosecuting the New Jersey Action pending a stipulation of the parties or further order of the court. Everest answered the New York Action complaint on or about December 9, 2013, including the assertion of counterclaims similar in content and substance to its allegations in the New Jersey Action. Everest then voluntarily dismissed the New Jersey Action on or about December 10, 2013. The parties to the New York Action are currently proceeding with discovery. The Company believes the $1,965 outstanding from Everest will be recoverable. This amount is reflected within other assets in the accompanying consolidated balance sheet as of December 31, 2014. Additionally, the Company believes that the $2,935 previously paid by Everest will not be repayable by the Company. Accordingly, no provision has been recorded in the accompanying financial statements related to this matter.

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

Patent Claim by International Business Machines Corporation

International Business Machines Corporation (“IBM”) has notified the Company that IBM believes that the Company’s Websites infringe U.S. Patents 7,072,849, 5,796,967 and 6,374,359. The Company has had discussions with IBM and is evaluating information recently provided by IBM. The Company has not arrived at a conclusion with respect to IBM’s allegations of infringement. Accordingly, the Company is not yet able to reasonably estimate a range for possible costs relating to IBM’s allegations.

Other Legal Proceedings and Claims

In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that their outcomes will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Leases

The Company leases its offices and other facilities under operating lease agreements that expire at various dates through 2023. Total rent expense for all operating leases was approximately $9,194, $8,805 and $8,573 in 2014, 2013 and 2012, respectively. Included in other long-term liabilities as of December 31, 2014 and 2013 were $10,605 and $12,279, respectively, related to lease incentives and the difference between rent expense and the rental amount payable for leases with fixed escalations.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease commitments under non-cancelable lease agreements at December 31, 2014 were as follows:

Years Ending December 31,
2015	$11,559
2016	7,524
2017	7,610
2018	7,435
2019	6,639
Thereafter	13,983

Total minimum lease payments	$54,750

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

8.    Stock-Based Compensation

The Company has various stock-based compensation plans (collectively, the “Plans”) that provide for the grant of stock options, restricted stock, and other awards based on WebMD Common Stock.

The 2005 Long-Term Incentive Plan (as amended, the “2005 Plan”) is the only existing plan under which future grants can be made. The maximum number of shares of the Company’s Common Stock that may be subject to awards under the 2005 Plan was 23,275,000 as of December 31, 2014, subject to adjustment in accordance with the terms of the 2005 Plan. The Company had an aggregate of 2,226,394 shares of Common Stock available for future grants under the 2005 Plan at December 31, 2014.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market value of the Company’s Common Stock on the date of grant. The following table summarizes stock option activity for the Plans:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value(a)
Outstanding at January 1, 2012	11,054,381	$32.46
Granted	4,888,600	18.42
Exercised	(195,377)	22.80
Cancelled	(2,446,916)	38.96

Outstanding at December 31, 2012	13,300,688	26.24
Granted	2,844,500	33.64
Exercised	(2,695,600)	20.90
Cancelled	(2,020,309)	27.50

Outstanding at December 31, 2013	11,429,279	29.12
Granted	899,200	43.03
Exercised	(3,875,410)	24.40
Cancelled	(905,543)	33.42

Outstanding at December 31, 2014	7,547,526	$32.69	7.0	$62,618

Vested and exercisable at the end of the period	3,766,975	$30.09	5.4	$42,361

(a)	The aggregate intrinsic value is based on the market price of the Company’s Common Stock on December 31, 2014, which was $39.55, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on December 31, 2014.

The following table summarizes information with respect to options outstanding and options exercisable at December 31, 2014:

	Outstanding			Exercisable
Exercise Prices	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In Years)	Shares	Weighted Average Exercise Price Per Share
$13.15	709,500	$13.15	7.8	709,500	$13.15
$13.37-$22.99	733,984	19.99	6.7	259,384	19.96
$23.03-$27.94	869,919	25.43	3.8	749,519	25.25
$28.00-$30.00	827,220	29.60	6.8	484,770	29.67
$30.15-$33.40	870,173	32.82	8.1	290,548	32.36
$33.55-$37.97	783,775	36.34	7.8	263,287	36.50
$38.01-$39.35	669,705	38.62	7.9	142,980	38.53
$39.50-$39.78	643,600	39.51	8.8	17,400	39.51
$40.02-$46.95	775,125	44.35	6.3	446,612	44.19
$47.02-$58.96	664,525	50.20	6.3	402,975	51.13

	7,547,526	$32.69	7.0	3,766,975	$30.09

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model considering the weighted-average assumptions noted in the following table. Expected volatility is

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Years Ended December 31,
	2014	2013	2012
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.47-0.49	0.43-0.48	0.42-0.46
Risk-free interest rate	1.16%-1.72%	0.55%-1.62%	0.52%-1.04%
Expected term (years)	4.2-5.0	4.5-5.1	4.4-5.1
Weighted-average fair value of options granted during the period	$17.58	$13.95	$6.96

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

Restricted Stock

The Company’s Restricted Stock consists of shares of the Company’s Common Stock which have been awarded to employees with restrictions that cause them to be subject to substantial risk of forfeiture and restrict their sale or other transfer by the employee until they vest. Generally, the Company’s Restricted Stock grants vest ratably over periods ranging from three to four years from their individual award dates subject to continued employment on the applicable vesting dates. The following table summarizes the activity of the Company’s Restricted Stock:

	Years Ended December 31,
	2014		2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of the year	1,184,961	$33.07	932,386	$31.69	1,205,333	$36.18
Granted	177,200	43.84	812,000	32.65	339,800	20.64
Vested	(324,453)	32.70	(401,825)	32.57	(413,372)	33.92
Forfeited	(133,625)	31.29	(157,600)	24.02	(199,375)	35.53

Balance at the end of the year	904,083	$35.58	1,184,961	$33.07	932,386	$31.69

Proceeds received from the exercise of options to purchase shares of the Company’s Common Stock were $40,602, $29,724 and $827 for the years ended December 31, 2014, 2013 and 2012, respectively. Additionally, in connection with the exercise of certain stock options and the vesting of restricted stock, the Company made payments of $33,385, $12,526 and $2,740 during the years ended December 31, 2014, 2013 and 2012,

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, related to employee statutory withholding taxes that were satisfied by withholding shares of Common Stock of equal value from the respective employees. The proceeds and payments described above are reflected within cash flows from financing activities within the accompanying consolidated statements of cash flows.

The intrinsic value related to stock options that were exercised, combined with the fair value of shares of restricted stock that vested, aggregated $100,232, $45,882 and $9,076 for the years ended December 31, 2014, 2013 and 2012, respectively.

Other

Each year the Company issues shares of its Common Stock to WebMD non-employee directors with a value equal to their annual board and committee retainers. The Company recorded $315, $364 and $350 of stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012, respectively, in connection with these issuances.

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Years Ended December 31,
	2014	2013	2012
Stock options	$21,117	$24,483	$31,593
Restricted stock	11,114	13,703	12,978
Other	315	364	350

Total stock-based compensation expense	$32,546	$38,550	$44,921

Included in:
Cost of operations	$5,940	$6,762	$8,160
Sales and marketing	7,221	8,395	8,201
General and administrative	19,385	23,393	28,560

Total stock-based compensation expense	$32,546	$38,550	$44,921

As of December 31, 2014, approximately $54,600 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 2.7 years, related to the Plans.

Tax benefits attributable to stock-based compensation represented approximately 39% of stock-based compensation expense during each of the years ended December 31, 2014, 2013 and 2012.

9.    Retirement Plans

The Company maintains certain defined contribution retirement plans covering substantially all of its employees, which provide for matching and discretionary contributions. The Company has recorded expenses related to these plans of $3,971, $3,903 and $4,205 for 2014, 2013 and 2012, respectively, related to these matching and discretionary contributions.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.    Equity

Treasury Stock

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying consolidated balance sheets, unless the shares are cancelled and retired.

Tender Offers

On September 9, 2014, the Company completed a tender offer (the “2014 Tender Offer”) through which it repurchased 2,000,000 shares of its Common Stock at a price of $48.50 per share for total consideration of $97,588, which includes $588 of costs directly attributable to the purchase. The shares repurchased through the 2014 Tender Offer are reflected as treasury stock in the accompanying consolidated balance sheets.

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

Stock Repurchase Program

In August 2011, the Board of Directors established a stock repurchase program (the “Program”) through which the Company was authorized to use up to $75,000 to purchase shares of WebMD Common Stock, from time to time, in the open market, through block trades or in private transactions, depending on market conditions and other factors. In October 2011, February 2014, March 2014, April 2014 and November 2014, the Company’s Board of Directors authorized increases to the Program of $75,000, $50,000, $40,000, $30,000 and $23,895, respectively. During 2012, the Company repurchased 1,320,846 shares at an aggregate cost of $26,900 under the Program. During 2013, the Company repurchased 1,266,962 shares at an aggregate cost of $42,309 under the Program. During 2014, the Company repurchased 3,160,070 shares at an aggregate cost of $128,748 under the Program. The Company paid cash of $569 in 2013 related to the repurchase of 39,857 shares in 2012, that settled in 2013. As of December 31, 2014, $35,011 remained available for repurchases under the Program.

Other Repurchase Activity

On October 21, 2013, the Company repurchased 5,527,433 shares of its Common Stock that were beneficially owned by Carl C. Icahn and certain of his affiliates, at a purchase price of $32.08 per share, the NASDAQ official closing price of WebMD Common Stock on October 18, 2013. The total purchase price was $177,420, which includes $100 of costs directly attributable to the purchase. This share repurchase was not made under the Program.

Shareholder Rights Agreement

The Board of Directors of the Company adopted, and the Company entered into, a Stockholder Rights Agreement, dated as of November 2, 2011 (the “Rights Agreement”), by and between the Company and

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income in the accompanying consolidated balance sheet as of December 31, 2014 represents the unrealized gain on available-for-sale securities, net of taxes, that was recorded during 2014 (see Note 12 for additional discussion).

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.    Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) were as follows:

	December 31,
	2014	2013
Deferred tax assets:
Federal net operating loss carryforwards	$91,000	$105,323
State net operating loss carryforwards	35,488	39,098
Capital losses	458	6,016
Federal tax credits	56,096	55,976
Accrued expenses	17,919	16,748
Stock-based compensation	21,031	26,946
Intangible assets	3,570	4,596
Other	3,841	3,932

Total deferred tax assets	229,403	258,635
Valuation allowance	(157,644)	(174,592)

Net deferred tax assets	71,759	84,043

Deferred tax liabilities:
Property and equipment	(3,063)	(3,976)
Goodwill and indefinite-lived intangible asset	(30,975)	(27,645)
Other	(627)	—

Total deferred tax liabilities	(34,665)	(31,621)

Net deferred tax assets	$37,094	$52,422

	December 31,
	2014	2013
Current deferred tax assets, net:
Current deferred tax assets, net of deferred tax liabilities	$59,371	$41,921
Valuation allowance	(41,224)	(28,301)

Current deferred tax assets, net	18,147	13,620

Non-current deferred tax assets, net:
Non-current deferred tax assets, net of deferred tax liabilities	135,367	185,093
Valuation allowance	(116,420)	(146,291)

Non-current deferred tax assets, net	18,947	38,802

Net deferred tax assets	$37,094	$52,422

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax provision (benefit) was as follows:

	Years Ended December 31,
	2014	2013	2012
Current:
Federal	$(622)	$(73)	$(583)
State	3,047	502	295
Foreign	369	141	190

Current income tax provision (benefit)	2,794	570	(98)

Deferred:
Federal	12,570	10,683	(325)
State	2,147	2,387	(2,012)

Deferred income tax provision (benefit)	14,717	13,070	(2,337)
Reversal of valuation allowance applied to additional paid-in capital	13,196	—	301

Total income tax provision (benefit)	$30,707	$13,640	$(2,134)

The reconciliation between the federal statutory rate and the effective income tax rate is as follows:

	Years Ended December 31,
	2014	2013	2012
United States federal statutory rate	35.0%	35.0%	(35.0)%
State income taxes (net of federal benefit)	7.4	12.5	(0.3)
Valuation allowance	(3.3)	(6.4)	18.4
Non-deductible officer compensation	2.2	3.6	8.7
Other	1.6	2.7	(0.3)

Effective income tax rate	42.9%	47.4%	(8.5)%

During 2014 and 2012, the Company reversed $13,196 and $301, respectively, of its valuation allowance through additional paid-in capital as a result of the utilization of net operating loss carryforwards generated by excess tax benefits of stock-based awards. In 2014 and 2013, the Company reversed $1,311 and $1,351, respectively, of its deferred tax asset and related valuation allowance through the tax provision as a result of the expiration of state net operating loss carryforwards. During 2014 and 2012, the Company reversed $1,359 and $801, respectively, of its deferred tax asset and related valuation allowance through additional paid-in capital as a result of the expiration of state net operating loss carryforwards generated by excess tax benefits of stock-based awards. In 2012, the Company also increased its valuation allowance by $4,724 through the tax provision for certain research and development tax credits for which scheduled expiration prior to utilization is more likely than not. The valuation allowance for deferred tax assets decreased by $16,948 and $1,811 in 2014 and 2013, respectively.

At December 31, 2014, the Company had net operating loss carryforwards for federal income tax purposes of approximately $700,000, which expire in 2017 through 2034, and federal tax credits of $64,809, which excludes the impact of any unrecognized tax benefits, of which $44,085 expire in 2017 through 2031 and $20,724 can be carried forward indefinitely.

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

The net operating loss carryforwards for federal income tax purposes of approximately $700,000 include approximately $250,000 of excess tax benefits related to share-based payments that are presented on a tax effected basis within the deferred tax assets. Since this amount was recorded through additional paid-in capital, the related valuation allowance on these net operating loss carryforwards will be reversed through additional paid-in capital when these excess tax benefits are realized. Also included in these net operating loss carryforwards are excess tax benefits related to share-based payments of approximately $450,000 that are not recognized as a deferred tax asset as the amounts would not have resulted in a reduction in current taxes payable if all other net operating loss carryforwards currently available to the Company were utilized. The benefit of these deductions will be recognized through additional paid-in capital at the time the tax deduction results in a reduction of current taxes payable.

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

As of December 31, 2014 and 2013, the Company had unrecognized income tax benefits of $13,553 and $13,889, respectively, which if recognized, would result in $8,828 and $9,164, respectively, being reflected as a component of the income tax provision (benefit). Included in the unrecognized income tax benefits as of December 31, 2014 and 2013 are accrued interest and penalties of $581 and $497, respectively. If recognized, these benefits would be reflected as a component of the income tax provision (benefit).

The following table summarizes the activity of unrecognized tax benefits, excluding accrued interest and penalties, for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Balance at the beginning of the year	$13,392	$13,949	$12,069
Increases related to prior year tax positions	15	—	757
Increases related to current year tax positions	—	—	1,707
Decreases related to prior year tax positions	(379)	(532)	—
Expiration of the statute of limitations for the assessment of taxes	(56)	(25)	(584)

Balance at the end of the year	$12,972	$13,392	$13,949

Although the Company files U.S. federal and various state and other tax returns, the major taxing jurisdiction is the U.S. The Company is currently under audit in a number of state and local taxing jurisdictions and will have statutes of limitations with respect to certain tax returns expiring within the next twelve months. As a result, it is reasonably possible that there may be a reduction in the unrecognized income tax benefits, prior to any annual increase, in the range of $100 to $200 within the next twelve months. With the exception of adjusting

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net operating loss carryforwards that may be utilized, the Company is no longer subject to federal income tax examinations for tax years before 2011 and for state and local income tax examinations for tax years before 2010.

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

The Company did not have any Level 2 assets during the years ended December 31, 2014, 2013 and 2012, and only had one Level 3 asset which is discussed in more detail below. The following table sets forth the Company’s Level 1 financial assets that were measured and recorded at fair value on a recurring basis as of December 31, 2014 and 2013:

	Fair Value Estimate Using:	December 31, 2014			December 31, 2013
		Amortized Cost Basis	Fair Value	Gross Unrealized Gains	Amortized Cost Basis	Fair Value	Gross Unrealized Gains
Cash and cash equivalents	Level 1	$706,776	$706,776	$—	$824,880	$824,880	$—
Available-for-sale security	Level 1	—	1,603	1,603	—	—	—

The Company’s available-for-sale security consists of an equity investment in a publicly traded company that completed its initial public offering in December 2014. The unrealized gain related to this investment, net of tax, is included within accumulated other comprehensive income in the accompanying consolidated balance sheet as of December 31, 2014.

Through April 20, 2010, the Company held investments in student loan backed auction rate securities (“ARS”). Effective April 20, 2010, the Company entered into an agreement pursuant to which the Company sold all of its holdings of ARS. Under the terms of the agreement, the Company retained an option (the “ARS Option”), for a period of two years from the date of the agreement: (a) to repurchase from the purchaser the same principal amount of any or all of the various series of ARS sold, at the agreed upon purchase prices received on April 20, 2010; and (b) to receive additional proceeds from the purchaser upon certain redemptions of the various series of ARS sold. The ARS Option was classified as a Level 3 asset as its valuation required substantial judgment. The historical redemption activity of the specific ARS underlying the ARS Option was the most significant assumption used to determine an estimated value of the ARS Option. The Company was required to reassess the value of the ARS Option at each reporting period and changes in value were recorded within the statement of operations. As of March 31, 2012, the Company no longer had any remaining positions related to

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

the ARS Option. The following table reconciles the beginning and ending balances of the ARS Option during the year ended December 31, 2012:

Year Ended December 31, 2012
Fair value as of the beginning of the period	$1,195
Cash proceeds received	(9,269)
Gain included in earnings	8,074

Fair value as of the end of the period	$—

The Company also holds an investment in a privately held company which is carried at cost, and not subject to fair value measurements. However, if events or circumstances indicate that its carrying amount may not be recoverable, it would be reviewed for impairment. The Company made this investment in November 2008 by acquiring preferred stock. During November 2014, this investment was converted into a combination of preferred stock and debt securities of another privately held company through an acquisition. The total amount of the Company’s investment in this privately held company is $6,471, which includes $470 of acquisition costs. Since the Company does not have the ability to exercise significant influence over this company, the investment is accounted for under the cost method and it is included in other assets on the accompanying consolidated balance sheets as of December 31, 2014 and 2013.

For disclosure purposes, the Company is required to measure the outstanding value of its debt on a recurring basis. The following table presents the carrying value and estimated fair value (based on Level 1 market price data) of the Company’s convertible notes that were carried at historical cost as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2.25% Notes	$252,232	$254,754	$252,232	$252,863
2.50% Notes	$400,000	$399,000	$400,000	$394,400
1.50% Notes	$300,000	$299,250	$300,000	$294,852

13.    Restructuring

In December 2012, the Company announced a plan to streamline its operations, simplify its organizational structure, reduce costs and better focus its resources, which resulted in a reduction of the Company’s workforce. In connection with this reduction in workforce, the Company recorded a restructuring charge of $7,579 during the three months ended December 31, 2012 related to severance and other employee benefits that were provided to the terminated employees. The remaining accrual related to this charge was $0 and $146 as of December 31, 2014 and 2013, respectively, and is reflected within accrued expenses in the accompanying consolidated balance sheets. The reduction in this accrual during 2014 and 2013 was the result of payments of the severance and related employee benefits.

14.    Other expense

For 2013, other expense consisted of cash severance and related expenses due to the May 2013 departure of a Chief Executive Officer of the Company. For 2012, other expense consisted of severance and related expenses due to the January 2012 departure of a Chief Executive Officer of the Company, and the related search and recruitment of his replacement during that period.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    Supplemental Disclosures of Cash Flow Information

Supplemental information related to the consolidated statements of cash flows is summarized below:

	Years Ended December 31,
	2014	2013	2012
Supplemental Disclosure of Cash Flow Information:
Interest paid	$20,225	$19,038	$19,000

Taxes paid, net(a)	$277	$274	$785

(a)	As the Company generally files its tax returns on a consolidated basis, taxes paid, net of refunds, includes all taxes paid by the Company, including those of the Company’s discontinued operations.

16.    Quarterly Financial Data (Unaudited)

The following table summarizes the quarterly financial data for 2014 and 2013. The per common share calculations for each of the quarters are based on the weighted-average number of common shares for each period; therefore, the sum of the quarters may not necessarily be equal to the full year per common share amount.

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$133,832	$140,400	$143,490	$162,727
Cost of operations	52,564	54,456	56,398	60,676
Sales and marketing	32,911	33,321	32,950	36,978
General and administrative	23,781	22,339	23,243	24,756
Depreciation and amortization	7,328	7,042	7,667	7,774
Interest income	15	17	19	18
Interest expense	6,172	6,172	6,171	6,171

Income from continuing operations before income tax provision	11,091	17,087	17,080	26,390
Income tax provision	4,825	7,371	7,275	11,236

Income from continuing operations	6,266	9,716	9,805	15,154
Income from discontinued operations, net of tax	—	—	—	1,122

Net income	$6,266	$9,716	$9,805	$16,276

Basic income per common share:
Income from continuing operations	$0.16	$0.26	$0.26	$0.42
Income from discontinued operations	—	—	—	0.03

Net income	$0.16	$0.26	$0.26	$0.45

Diluted income per common share:
Income from continuing operations	$0.15	$0.23	$0.23	$0.36
Income from discontinued operations	—	—	—	0.02

Net income	$0.15	$0.23	$0.23	$0.38

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Income per Common Share:

Numerator:
Income from continuing operations — Basic	$6,266	$9,716	$9,805	$15,154
Interest expense on 1.50% Notes, net of tax	—	864	864	864
Interest expense on 2.50% Notes, net of tax	—	—	—	1,797
Interest expense on 2.25% Notes, net of tax	—	—	—	1,103

Income from continuing operations — Diluted	$6,266	$10,580	$10,669	$18,918

Income from discontinued operations, net of tax — Basic and Diluted	$—	$—	$—	$1,122

Denominator:
Weighted-average shares — Basic	39,268	37,819	37,960	36,427
Stock options and restricted stock	2,584	2,301	2,113	1,245
1.50% Notes	—	5,681	5,684	5,694
2.50% Notes	—	—	—	6,205
2.25% Notes	—	—	—	3,511

Adjusted weighted-average shares after assumed conversions — Diluted	41,852	45,801	45,757	53,082

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$112,762	$125,317	$130,937	$146,277
Cost of operations	46,943	51,596	53,438	57,763
Sales and marketing	30,933	31,422	32,561	33,081
General and administrative	23,534	24,282	22,689	22,715
Depreciation and amortization	6,853	6,635	6,552	6,566
Interest income	21	17	16	22
Interest expense	5,832	5,832	5,833	5,329
Loss on convertible notes	—	—	3,296	1,575
Other expense	—	1,353	—	—

(Loss) income before income tax provision	(1,312)	4,214	6,584	19,270
Income tax provision	226	1,603	3,353	8,458

Net (loss) income	$(1,538)	$2,611	$3,231	$10,812

Net (loss) income per common share — Basic	$(0.03)	$0.05	$0.07	$0.27

Net (loss) income per common share — Diluted	$(0.03)	$0.05	$0.06	$0.25

Net (Loss) Income per Common Share:

Numerator:
Net (loss) income — Basic	$(1,538)	$2,611	$3,231	$10,812
Interest expense on 1.50% Notes, net of tax	—	—	—	326

Net (loss) income — Diluted	$(1,538)	$2,611	$3,231	$11,138

Denominator:
Weighted-average shares — Basic	49,007	49,315	48,540	40,457
Stock options and restricted stock	—	1,610	2,054	2,192
1.50% Notes	—	—	—	2,223

Adjusted weighted-average shares after assumed conversions — Diluted	49,007	50,925	50,594	44,872

Schedule II. Valuation and Qualifying Accounts

	Years Ended December 31, 2014, 2013 and 2012
	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs	Other		Balance at End of Year
	(in thousands)
December 31, 2014
Allowance for Doubtful Accounts	$793	$577	$(739)	$—		$631
Valuation Allowance for Deferred Tax Assets	174,592	(2,350)	—	(14,598	)(a)	157,644
December 31, 2013
Allowance for Doubtful Accounts	1,304	283	(794)	—		793
Valuation Allowance for Deferred Tax Assets	176,403	(1,831)	—	20		174,592
December 31, 2012
Allowance for Doubtful Accounts	1,129	511	(336)	—		1,304
Valuation Allowance for Deferred Tax Assets	172,832	4,650	—	(1,079	)(a)	176,403

(a)	Primarily represents the valuation allowance released as a result of the utilization and expiration of net operating loss carryforwards generated by excess tax benefits of stock-based awards.

S-1

INDEX TO EXHIBITS

Exhibit No.	Description

2.1*	Stock Purchase Agreement, dated as of September 17, 2009, among SNTC Holding, Inc., Aurora Equity Partners III L.P. and Aurora Overseas Equity Partners III, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by HLTH Corporation (“HLTH”) on September 22, 2009)(1)

2.2*	Purchase and Release Agreement, dated as of April 20, 2010, between WebMD Health Corp. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2010)

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 in Amendment No. 1, filed on August 11, 2009, to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-160530))

4.2	Indenture, dated as of January 11, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Amendment No. 1, filed on January 14, 2011, to the Registrant’s Current Report on Form 8-K filed on January 11, 2011)

4.3	Form of 2.50% Convertible Note Due 2018 (included in Exhibit 4.2)

4.4	Indenture, dated as of March 14, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Amendment No. 1, filed on March 15, 2011, to the Registrant’s Current Report on Form 8-K filed on March 14, 2011)

4.5	Form of 2.25% Convertible Note Due 2016 (included in Exhibit 4.4)

4.6	Indenture, dated as of November 26, 2013, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Amendment No. 1, filed on November 27, 2013, to the Registrant’s Current Report on Form 8-K filed on November 26, 2013)

4.7	Form of 1.50% Convertible Note Due 2020 (included in Exhibit 4.6)

4.8	Rights Agreement, dated as of November 2, 2011, between the Registrant and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A filed on November 3, 2011)

4.9	Amendment to Rights Agreement, dated as of October 18, 2012, between the Registrant and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2012)

4.10	Second Amendment to Rights Agreement, dated as of August 1, 2013 (incorporated by reference to Exhibit 4.3 to Amendment No. 2, filed on August 2, 2013, to the Registrant’s Registration Statement on Form 8-A)

4.11**	WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (incorporated by reference to Exhibit 10.2 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2006)(1)

Exhibit No.	Description

4.12**	Form of Amendment to HLTH’s Equity Compensation Plans and Stock Option Agreements (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by HLTH on November 9, 2006)(1)

4.13**	2001 Employee Non-Qualified Stock Option Plan of HLTH, as amended (incorporated by reference to Exhibit 10.46 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)(1)

4.14**	Amended and Restated 1996 Stock Plan of HLTH (incorporated by reference to Exhibit 10.8 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)(1)

4.15**	Amended and Restated 2000 Long-Term Incentive Plan of HLTH (incorporated by reference to Annex E to HLTH’s Proxy Statement for its 2006 Annual Meeting filed on August 14, 2006)(1)

4.16**	WebMD Health Corp. Amended and Restated 2005 Long-Term Incentive Plan, as amended effective October 1, 2014 (the “2005 LTIP”) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2014)

4.17**	Form of Restricted Stock Agreement with Employees (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162653))

4.18**	Form of Restricted Stock Agreement with Non-Employee Directors (incorporated by reference to Exhibit 10.49 to the Registrant’s Registration Statement on Form S-1 (No. 333-124832) (which we refer to as the “IPO Registration Statement”)

4.19**	Form of Non-Qualified Stock Option Agreement with Employees (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162653))

4.20**	Form of Non-Qualified Stock Option Agreement with Non-Employee Directors (incorporated by reference to Exhibit 10.51 to the IPO Registration Statement)

4.21**	Form of Non-Qualified Stock Option Agreement between HLTH and Employees for Grants Under HLTH’s 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.58 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)(1)

4.22**	Form of Non-Qualified Stock Option Agreement between HLTH and Employees for Grants Under HLTH’s 1996 Stock Plan (incorporated by reference to Exhibit 10.59 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)(1)

10.1	Form of Indemnification Agreement between HLTH and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)(1)

10.2	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.9 to the IPO Registration Statement)

10.3	Form of Letter Agreement between the Registrant and Certain Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”)

10.4**	Amended and Restated Employment Agreement, dated as of August 3, 2005 between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed on August 5, 2005)(1)

10.5**	Letter Agreement, dated as of February 1, 2006, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.3 to HLTH’s Current Report on Form 8-K filed on February 2, 2006)(1)

Exhibit No.	Description

10.6**	Employment Agreement, dated September 23, 2004, between HLTH and Kevin Cameron (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed September 28, 2004)(1)

10.7**	Letter Agreement, dated as of February 1, 2006, between HLTH and Kevin M. Cameron (incorporated by reference to Exhibit 10.2 to HLTH’s Current Report on Form 8-K filed on February 2, 2006)(1)

10.8**	Amended and Restated Employment Agreement, dated as of July 14, 2005, between WebMD Health Corp. and Anthony Vuolo (incorporated by reference to Exhibit 99.2 to HLTH’s Current Report on Form 8-K, as amended, filed on July 19, 2005)(1)

10.9**	Employment Agreement between WebMD Health Holdings, Inc. and Douglas W. Wamsley (incorporated by reference to Exhibit 10.15 to the IPO Registration Statement)

10.10**	Employment Agreement between WebMD Health Holdings, Inc. and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.17 to the IPO Registration Statement)

10.11**	Amendment No. 2, dated as of December 1, 2008, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed on December 5, 2008)(1)

10.12**	Letter Agreement, dated December 29, 2008, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.52 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2008)(1)

10.13**	Amendment to Employment Agreement, dated as of December 16, 2008, between HLTH and Kevin M. Cameron (incorporated by reference to Exhibit 10.53 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2008)(1)

10.14**	Letter Amendment, dated as of July 9, 2009, among HLTH Corporation, WebMD Health Corp. and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 14, 2009)

10.15**	WebMD, LLC Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.48 to Amendment No. 1, filed on April 29, 2008, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)(2)

10.16**	Amendment No. 1, dated as of March 30, 2009, to the WebMD Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.58 to Amendment No. 1, filed on April 30, 2009, to the 2008 Form 10-K)

10.17**	Letter Agreement, dated as of October 1, 2007, between the Registrant and William Pence (incorporated by reference to Exhibit 10.59 to Amendment No. 1, filed on April 30, 2009, to the 2008 Form 10-K)

10.18**	Letter Amendment, dated as of December 10, 2008, between the Registrant and William Pence (incorporated by reference to Exhibit 10.60 to Amendment No. 1, filed on April 30, 2009, to the 2008 Form 10-K)

10.19**	Amendment, dated as of December 10, 2008 to Amended and Restated Employment Agreement between the Registrant and Anthony Vuolo (incorporated by reference to Exhibit 10.55 to the 2008 Form 10-K)

10.20**	Letter Agreement, dated as of February 19, 2009, between HLTH and Anthony Vuolo (incorporated by reference to Exhibit 10.57 to the 2008 Form 10-K)

Exhibit No.	Description

10.21**	Restricted Stock Agreement, dated November 3, 2009, between the Registrant and Anthony Vuolo (incorporated by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”))

10.22**	Letter Amendment, dated as of November 3, 2009, between the Registrant and Kevin M. Cameron (incorporated by reference to Exhibit 10.72 to the 2009 Form 10-K)

10.23**	Letter Amendment, dated as of December 14, 2008, between the Registrant and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.74 to Amendment No. 1, filed April 30, 2010, to the 2009 Form 10-K)

10.24**	Letter Agreement, dated as of June 28, 2010, between the Registrant and Kevin Cameron (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2010)

10.25**	Letter Agreement, dated as of June 28, 2010, between the Registrant and Anthony Vuolo (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2010)

10.26**	Letter Amendment, dated as of February 11, 2011, between the Registrant and William Pence (incorporated by reference to Exhibit 10.56 to Amendment No. 1, filed May 2, 2011, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.27**	Letter Amendment, dated as of July 23, 2011, between the Registrant and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.28**	Letter Amendment, dated as of July 23, 2011, between the Registrant and William Pence (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.29**	Letter Agreement, dated as of September 25, 2011, between the Registrant and Anthony Vuolo (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.30**	Letter Agreement, dated as of September 25, 2011, between the Registrant and Kevin Cameron (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.31**	Letter Agreement, dated as of September 25, 2011, between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.32**	Letter Amendment, dated as of September 21, 2011, between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.33**	Letter Agreement, dated April 6, 2014, between the Registrant and William Pence (incorporated by reference to Exhibit 10.1 to Amendment No. 1, filed April 7, 2014, to the Registrant’s Current Report on Form 8-K filed on April 4, 2014)

10.34**	Form of Agreement to Forfeit Non-Qualified Options, dated as of February 23, 2012, between the Registrant and Each of its Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 29, 2012)

10.35**	Form of Agreement to Forfeit Non-Qualified Options, dated as of February 23, 2012, between the Registrant and Certain Employees (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 29, 2012)

Exhibit No.	Description

10.36**	Employment Agreement, dated as of May 29, 2012, between the Registrant and Cavan M. Redmond (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2012, as amended on June 6, 2012)

10.37**	Form of Non-Qualified Stock Option Agreement between the Registrant and Cavan M. Redmond (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2012, as amended on June 6, 2012)

10.38**	Form of Restricted Stock Agreement between the Registrant and Cavan M. Redmond (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2012, as amended on June 6, 2012)

10.39**	Amended and Restated Employment Agreement, dated as of May 16, 2012, between the Registrant and William Pence (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

10.40**	Amendment No. 2, dated as of January 9, 2012, to the WebMD Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”)

10.41**	Amendment No. 3, dated as of February 25, 2013, to the WebMD Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.81 to the 2013 Form 10-K)

10.42**	Amendment No. 4, dated as of February 25, 2014, to the WebMD Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.82 to Amendment No. 1, filed April 29, 2014, to the 2013 Form 10-K)

10.43**	Letter Agreement, dated as of November 14, 2012, between the Registrant and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.70 to the 2012 Form 10-K)

10.44**	Letter Agreement, dated as of November 14, 2012, between the Registrant and Douglas Wamsley (incorporated by reference to Exhibit 10.71 to the 2012 Form 10-K)

10.45**	Letter Agreement, dated as of November 14, 2012, between the Registrant and William Pence (incorporated by reference to Exhibit 10.72 to the 2012 Form 10-K)

10.46**	Letter Amendment, dated as of March 5, 2013, between the Registrant and William Pence (incorporated by reference to Exhibit 10.73 to Amendment No. 1, filed April 30, 2013, to the 2012 Form 10-K)

10.47**	Letter Amendment, dated as of March 5, 2013, between the Registrant and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.74 to Amendment No. 1, filed April 30, 2013, to the 2012 Form 10-K)

10.48**	Letter Amendment, dated as of May 7, 2013, between the Registrant and David Schlanger (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2013)

10.49**	Letter Amendment, dated as of May 7, 2013, between the Registrant and Peter Anevski (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2013)

10.50**	Letter Amendment, dated as of May 7, 2013, between the Registrant and Cavan M. Redmond (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2013)

10.51**	Letter Amendment, dated as of May 8, 2013, between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2013)

Exhibit No.	Description

10.52**	Letter Amendment, dated as of May 7, 2013, between the Registrant and Anthony Vuolo (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2013)

10.53**	Amendment, dated as of August 11, 2013, to the Employment Agreement between the Registrant and David J. Schlanger (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2013)

10.54**	Amendment, dated as of August 11, 2013, to the Employment Agreement between the Registrant and Steven L. Zatz, M.D. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 15, 2013)

14.1	Code of Business Conduct

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Registrant

32.1	Section 1350 Certification of Chief Executive Officer of the Registrant

32.2	Section 1350 Certification of Chief Financial Officer of the Registrant

99.1	Explanation of Non-GAAP Measures

99.2	Audit Committee Charter

99.3	Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the 2013 Form 10-K)

99.4	Nominating & Governance Committee Charter

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	With respect to the agreements filed as Exhibits 2.1 and 2.2, certain of the exhibits and the schedules to that agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.
**	Agreement relates to executive compensation.
(1)	This Exhibit is filed under Commission File No. 000-24975.
(2)	This Exhibit is filed under Commission File No. 000-51547.