Form 10-K/A
period 2014-12-31
WebMD Health Corp.
filed 2015-04-29
CIK 1326583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1 to

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

WebMD Health Corp. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2015 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because our definitive proxy statement will be filed later this year. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is deleted by this Amendment.

Part III of the Original Filing (Items 10 through 14) is being amended and restated in its entirety by this Amendment. In addition, the Exhibit Index that is incorporated by reference into Part IV, Item 15 of the Original Filing is being amended and restated in its entirety by this Amendment, with the only changes being the addition of Exhibits 10.55 through 10.66, Exhibit 31.3 and Exhibit 31.4 and related changes to the footnotes to that Index. This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

Directors

Name	Age	Positions
Mark J. Adler, M.D.(3)	58	Director; Chairman of the Compensation Committee
Kevin M. Cameron	48	Director; Special Advisor to the Chairman of the Board
Neil F. Dimick(1)(2)(4)	65	Director; Chairman of the Nominating & Governance Committee
Jerome C. Keller(4)	72	Director
James V. Manning(1)(2)	68	Director; Chairman of the Audit Committee
William J. Marino(2)	71	Director
Joseph E. Smith(3)	76	Director
Stanley S. Trotman, Jr.(1)(3)	71	Director
Kristiina Vuori, M.D.(4)	47	Director
Martin J. Wygod(1)	75	Chairman of the Board

(1)	Member of the Executive Committee

(2)	Member of the Audit Committee

(3)	Member of the Compensation Committee

(4)	Member of the Nominating & Governance Committee

For a description of each of the standing committees of the Board of Directors and other corporate governance matters, see “Corporate Governance” below.

Executive Officers

Name	Age	Positions
David J. Schlanger	55	Chief Executive Officer
Steven Zatz, M.D.	58	President
Peter Anevski	47	Executive Vice President and Chief Financial Officer
Michael B. Glick	58	Executive Vice President and Co-General Counsel
Douglas W. Wamsley	56	Executive Vice President, Co-General Counsel and Secretary
Martin J. Wygod	75	Chairman of the Board

Mark J. Adler, M.D. has been a member of WebMD’s Board of Directors since September 2005. From September 2000 until completion of WebMD’s merger with HLTH Corporation (which we refer to as HLTH), the former parent company of WebMD, in October 2009 (which we refer to as the Merger), Dr. Adler was a member of HLTH’s Board of Directors. Dr. Adler is an oncologist and served for over 10 years as Chief Executive Officer of the San Diego Cancer Center until its acquisition in February 2011 by the University of California. He continued as a director of this cancer center until February 2014. He is currently a director of the San Diego Cancer Research Institute. Since 2014, Dr. Adler has also served as Strategic Advisor to, and as a member of the Medical Advisory Board of, Biological Dynamics, Inc., a privately held biotechnology company. Until April 2006, he had served, for more than five years, as the Chief Executive Officer of the combined internal medicine and oncology group of Medical Group of North County in San Diego, California. Dr. Adler’s qualifications for membership on WebMD’s Board of Directors include: his many years of experience as a physician and an executive of a physician practice; his involvement with early stage biotechnology companies; and his prior service as a director of WebMD, HLTH and predecessor companies.

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

William J. Marino has been a member of WebMD’s Board of Directors since April 2014. Mr. Marino served as Chairman, President and Chief Executive Officer of Horizon Blue Cross Blue Shield of New Jersey (BCBSNJ), the state’s largest health insurer, until he retired in 2011. During that time, he also served as Co-Chairman of America’s Health Insurance Plans (AHIP), Chairman of the National Institute for Health Care Management (NIHCM) and on the Board of Directors of the Blue Cross Blue Shield Association (BCBSA). Before joining Horizon BCBSNJ, Mr. Marino was Vice President of Regional Group Operations for New York and Connecticut for the Prudential, capping a 23-year career with them. Mr. Marino is also a member of the Board of Directors of two other publicly-traded corporations: Sealed Air Corporation (for which he has been a Board member since 2002 and has served as the non-executive Chairman of the Board since May 2014) and Sun Bancorp, Inc. (for which he has been a Board member since 2010). He also serves as the Co-Chairman of the Board of Directors of the New Jersey Performing Arts Center (NJPAC) and a member of the Board of the New Jersey Symphony Orchestra. He is a member of the Campaign Committee of Saint Vincent Academy and a member of the Board of Trustees of Delbarton School in Morristown. Mr. Marino’s qualifications for membership on WebMD’s Board of Directors include: his experience as a business leader in the health insurance industry; his knowledge of the healthcare industry; and his service on the other boards described above.

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

Kristiina Vuori, M.D., Ph.D. has been a member of WebMD’s Board of Directors since July 2014. Dr. Vuori has been President of Sanford-Burnham Medical Research Institute since 2010, responsible for the Institute’s academic, scientific and general operations. The Institute is a non-profit research organization dedicated to discovering the fundamental molecular causes of disease and devising the innovative therapies of tomorrow, with major research programs in cancer, neurodegeneration, diabetes, and infectious, inflammatory, and childhood diseases. Dr. Vuori also served as the Institute’s Interim CEO from 2013 to 2014. Dr. Vuori holds the Pauline and Stanley Foster Presidential Chair at the Institute and serves as Professor at the Institute’s National Cancer Institute (NCI)-designated Cancer Center, an interdisciplinary basic and translational research effort mobilizing over 400 scientists. From 2005 until 2013, Dr. Vuori also led the Cancer Center. Dr. Vuori earned her M.D. and Ph.D. degrees at University of Oulu, Finland. After completing her internship and residency, she received postdoctoral training at Sanford-Burnham from 1992 to 1995 and was appointed to the faculty in 1996. Dr. Vuori has received numerous research grants and awards from NIH, NCI, Department of Defense (DoD), Stand Up To Cancer Dream Team, and the California Cancer Research Programs. She also serves in a wide variety of advisory capacities to NCI and other cancer organizations, including advisory roles for the NCI’s Developmental Therapeutics Program, Center for Strategic Scientific Initiatives, and the National Cancer Advisory Board. Additionally, Dr. Vuori serves on the Boards of Directors for the American Association for Cancer Research (AACR), the California Institute for Regenerative Medicine (CIRM), and the California Breast Cancer Research Council. She has also served on numerous editorial boards for scientific journals and institutional scientific advisory boards. Dr. Vuori’s qualifications for membership on WebMD’s Board of Directors include: her experience in biomedical research and as an educator of research scientists; and her experience managing a large non-profit research organization, and prior to that, managing its Cancer Center, as described above.

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

Corporate Governance

Board of Directors.    As of the date of this Amendment, our Board of Directors has ten members. Two of the members are employees of WebMD and the other eight are “Non-Employee Directors.” The two employee directors are: Mr. Wygod, Chairman of the Board; and Mr. Cameron, Special Advisor to the Chairman. The Non-Employee Directors are: Drs. Adler and Vuori and Messrs. Dimick, Keller, Manning, Marino, Smith and Trotman. The Nominating & Governance Committee of our Board of Directors has determined that each of those Non-Employee Directors is also an independent director under applicable SEC rules and Nasdaq Global Select Market listing standards. For additional information, see “Director Independence” in Item 13 below. In addition, the Nominating & Governance Committee had previously determined that each of Thomas Coleman and Herman Sarkowsky, the other individuals who were non-employee members of our Board of Directors during part of 2014, was an independent director under applicable SEC rules and Nasdaq Global Select Market listing standards. When we refer to “Non-Employee Directors” below with respect to periods in which Messrs. Coleman and Sarkowsky served on our Board, we are including them where appropriate. At certain meetings, the Non-Employee Directors meet in private sessions with the Chairman of the Board without any other employee directors or other WebMD employees present or meet with only Non-Employee Directors present. For information regarding the compensation of our Non-Employee Directors, see “Non-Employee Director Compensation” below.

Our Board of Directors is divided into three classes. At each Annual Meeting, the term of one of the classes of directors expires and WebMD stockholders vote to elect nominees for the directorships in that class for a new three-year term. The terms of Dr. Adler and Messrs. Dimick, Manning and Smith are scheduled to expire at our Annual Meeting of Stockholders in 2015; the terms of Messrs. Cameron, Keller and Trotman are scheduled to expire at our Annual Meeting of Stockholders in 2016; and the terms of Dr. Vuori and Messrs. Marino and Wygod are scheduled to expire at our Annual Meeting of Stockholders in 2017.

Our Board of Directors met 11 times in 2014. During 2014, each of our directors attended 75% or more of the meetings held by our Board and the Board committees on which he or she served during the period of his or her service on the Board. In addition to meetings, our Board and its committees may act upon matters by unanimous written consent. All but one of our directors attended our Annual Meetings of Stockholders in each of 2014 and 2013.

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

Executive Committee. The Executive Committee, which did not meet during 2014, is currently comprised of Messrs. Dimick, Manning, Trotman and Wygod. The Executive Committee has the power to exercise, to the fullest extent permitted by law, the powers of the entire Board.

Audit Committee. The Audit Committee, which met eight times during 2014, is currently comprised of Messrs. Dimick, Manning and Marino; Mr. Manning is its Chairman. Mr. Trotman served on the Committee until November 2014, at which point he was appointed to the Compensation Committee and Mr. Marino was appointed to the Audit Committee. Each of the members of the Audit Committee meets the standards of independence applicable to audit committee members under applicable SEC rules and Nasdaq Global Select Market listing standards and is financially literate, as required under applicable Nasdaq Global Select Market listing standards. Mr. Trotman also met the applicable standards for service on the Audit Committee during the period of his service in 2014. In addition, the Nominating & Governance Committee has determined that Messrs. Dimick and Manning qualify as “audit committee financial experts,” as that term is used in applicable SEC regulations implementing Section 407 of the Sarbanes-Oxley Act of 2002. The determination with respect to Mr. Dimick was based on his training and experience as a certified public accountant, including as a partner of a major accounting firm, and based on his service as a senior executive and chief financial officer of a public company. The determination with respect to Mr. Manning was based on his training and experience as a certified public accountant, including as a partner of a major accounting firm, and based on his service as a senior executive and chief financial officer of public companies. The Audit Committee is responsible for, among other things:

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

The Audit Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Audit Committee. A copy of that Charter, as amended through October 30, 2014, is filed as Exhibit 99.2 to this Annual Report.

Compensation Committee.    The Compensation Committee, which met 11 times during 2014, is currently comprised of Dr. Adler and Messrs. Smith and Trotman; Dr. Adler is its Chairman. Each of these directors is a non-employee director within the meaning of the rules promulgated under Section 16 of the Securities Exchange Act, an outside director within the meaning of Section 162(m) of the Internal Revenue Code, and an independent director under applicable Nasdaq Global Select Market listing standards. Mr. Sarkowsky, who was a member of the Compensation Committee until his death in November 2014, was also a non-employee director and an independent director under the applicable standards. The responsibilities delegated by the Board to the Compensation Committee include:

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

The Compensation Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Compensation Committee. A copy of that Charter, as amended through October 30, 2013, was filed as Exhibit 99.3 to our Annual Report on Form 10-K for the year ended December 31, 2013. No changes were made to that Charter when it was reviewed by the Compensation Committee in 2014. For additional information regarding our Compensation Committee and its oversight of executive compensation, see “Executive Compensation – Compensation Discussion and Analysis” in Item 11 below.

The Compensation Committee did not retain any advisors in 2014 and has not, as of the date of this Amendment, retained any advisors in 2015. The Compensation Committee may, in its discretion, decide to do so in the future.

Nominating & Governance Committee.    The Nominating & Governance Committee, which met seven times during 2014, is currently comprised of Dr. Vuori and Messrs. Dimick and Keller; Mr. Dimick is its Chairman. Each of these directors is an independent director under applicable Nasdaq Global Select Market listing standards. The responsibilities delegated by the Board to the Nominating & Governance Committee include:

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

The Nominating & Governance Committee operates pursuant to a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Nominating & Governance Committee. A copy of that Charter, as amended as of October 30, 2014, was filed as Exhibit 99.4 to this Annual Report. The Nominating & Governance Committee has not adopted specific objective requirements for service on the WebMD Board. Instead, the Nominating & Governance Committee considers various factors in determining whether to recommend to the Board potential new Board members, or the continued service of existing members, including:

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

Other Committees.    From time to time, our Board of Directors forms additional committees to make specific determinations or to provide oversight of specific matters or initiatives. For example, Messrs. Cameron, Smith and Trotman are members of a Securities Repurchase Committee of the Board, which is authorized to make determinations relating to repurchases of WebMD’s Common Stock and Convertible Notes.

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

Corporate Leadership Structure.    Since WebMD’s initial public offering in 2005, the positions of Chairman of the Board and Chief Executive Officer have not been held simultaneously by one person. The Board believes that this separation of the positions of Chief Executive Officer and the Chairman of the Board is

appropriate for WebMD because it enables the Chief Executive Officer to focus on executing our business plan and the day-to-day operation of our business and allows the Chairman of the Board to focus on overall strategy, strategic relationships and transactions intended to create long-term value for stockholders and on facilitating the flow of information between the Board and management. The Board has chosen not to have a non-executive Chairman of the Board or a lead outside director because it believes that its outside director members work well together as a group and in their assigned committees, without designating a single leader among them, and have frequent opportunities, through various avenues of communication, to provide their views to management, both individually and as a group.

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

Non-Employee Director Compensation

Introduction.    This section of our Annual Report describes the compensation paid by WebMD during 2014 to the Non-Employee Directors. Employees of WebMD who serve on our Board of Directors do not receive additional compensation for Board service. The Compensation Committee of the WebMD Board is authorized to determine the compensation of the Non-Employee Directors paid by WebMD. As described below, WebMD paid two types of compensation to its Non-Employee Directors in 2014 for their Board and Board committee service:

•	annual fees for service on the Board and its standing committees, paid by WebMD in November 2014 in the form of shares of WebMD Common Stock not subject to any vesting requirements; and

•	grants of non-qualified options to purchase WebMD Common Stock.

WebMD does not offer any deferred compensation plans or retirement plans to its Non-Employee Directors. None of the Non-Employee Directors received any compensation from WebMD during 2014 other than the compensation for service as a Non-Employee Director.

2014 Director Compensation Table.    This table provides information regarding the value of the compensation paid by WebMD to the Non-Employee Directors in 2014, as calculated in accordance with applicable SEC regulations. This table should be read together with the additional information under the headings “–Annual Fees” and “–Option Grants” below.

(a)	(b)	(c)	(d)	(e)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
Mark J. Adler, M.D.	—	56,500	224,033	280,533
Thomas J. Coleman	—	—	224,033	224,033
Neil F. Dimick	—	73,000	224,033	297,033
Jerome C. Keller	—	50,000	224,033	274,033
James V. Manning	—	72,000	224,033	296,033
William J. Marino	—	60,000	253,667	313,667
Herman Sarkowsky	—	—	224,033	224,033
Joseph E. Smith	—	52,500	224,033	276,533
Stanley S. Trotman, Jr.	—	52,500	224,033	276,533
Kristiina Vuori, M.D.	—	50,000	294,352	344,352

(1)	On November 15, 2014, the individuals who were then Non-Employee Directors received shares of WebMD Common Stock, not subject to any vesting requirements and valued at the respective amounts reported in Column (c) above, in payment of their annual retainers for service on the WebMD Board and its standing committees. See “–Annual Fees” below for additional information. For each such Non-Employee Director, the number of shares to be issued was determined by dividing the aggregate dollar amount of the fees payable to such Non-Employee Director by $39.60 (the closing price of WebMD Common Stock on the Nasdaq Global Select Market on November 14, 2014, the last trading day prior to the date of payment since the payment date occurred on a Saturday), with cash paid in lieu of issuing fractional shares. Based on that, the individual Non-Employee Directors who were members of the Board on that date received the following numbers of shares:

Name	Number of Shares
Mark J. Adler, M.D.	1,426
Neil F. Dimick	1,843
Jerome C. Keller	1,262
James V. Manning	1,818
William J. Marino	1,515
Joseph E. Smith	1,325
Stanley S. Trotman, Jr.	1,325
Kristiina Vuori, M.D.	1,262

For each of Mr. Sarkowsky (who passed away in early November 2014) and Mr. Coleman (who resigned from the Board in January 2014), the only compensation during 2014 was the automatic annual grant of options on January 1, 2014 described in footnote (2) below.

(2)	Each person serving as a Non-Employee Director of WebMD on January 1 of each year until 2015 has been automatically granted on such date, under the terms of WebMD’s Amended and Restated 2005 Long-Term Incentive Plan (which we refer to as the 2005 Plan), non-qualified options to purchase 13,200 shares of WebMD Common Stock, with an exercise price equal to the closing price on the last trading date of the prior year. In addition, each of Mr. Marino and Dr. Vuori received a grant, under the 2005 Plan, of options to purchase 13,200 shares of WebMD Common Stock on the respective dates that they joined the Board. See “–Option Grants” below for additional information. The amounts in Columns (d) and (e) above reflect the grant date fair value for the grants made to the respective Non-Employee Directors in 2014, computed in accordance with FASB ASC Topic 718. See Note 8 (Stock-Based Compensation) to the Consolidated Financial Statements included in this Annual Report for an explanation of the methodology and assumptions used in determining the fair value of stock option awards granted. The actual amounts, if any, ultimately realized by Non-Employee Directors from these stock options will depend on the price of our Common Stock at the time they exercise vested stock options.

The following lists (a) the total number of shares of WebMD Common Stock subject to outstanding unexercised option awards granted by WebMD that were held, as of December 31, 2014, by Non-Employee Directors who were members of the Board on that date and (b) the weighted average exercise price of those options:

Name	Number of Shares Subject to Outstanding Options	Weighted Average Exercise Price
Mark J. Adler, M.D.	75,900	$36.07
Neil F. Dimick	92,400	$33.51
Jerome C. Keller	112,200	$32.08
James V. Manning	66,000	$30.83
William J. Marino	13,200	$44.06
Joseph E. Smith	52,800	$32.47
Stanley S. Trotman, Jr.	79,200	$35.16
Kristiina Vuori, M.D.	13,200	$50.89

Under HLTH’s Amended and Restated 2000 Long-Term Incentive Plan (which we refer to as the HLTH 2000 Plan), each Non-Employee Director of HLTH automatically received, on each January 1 prior to the Merger, non-qualified options to purchase 20,000 shares of HLTH Common Stock with an exercise price equal to the closing price of HLTH Common Stock on the last trading date of the prior year. All such options that are outstanding have vested. The options to purchase HLTH Common Stock were automatically converted to options to purchase WebMD Common Stock in the Merger. The following lists (x) the total number of shares of WebMD Common Stock subject to outstanding unexercised option awards originally granted by HLTH that were held, as of December 31, 2014, by Non-Employee Directors who were members of the Board on that date and (y) the weighted average exercise price of those options:

Name	Number of Shares Subject to Outstanding Options	Weighted Average Exercise Price
Mark J. Adler, M.D.	2,037	$30.16
Neil F. Dimick	17,776	$26.85
James V. Manning	10,925	$24.01
Joseph E. Smith	35,552	$25.72

Annual Fees

Overview.    The amount set forth in Column (c) of the 2014 Director Compensation Table represents the value of shares of WebMD Common Stock issued by WebMD, under the 2005 Plan, to pay the Non-Employee Directors the annual retainer for service on the Board and the annual fees for service on standing committees of the Board, as described below. In 2014, the retainer and committee fees were paid on November 15, 2014. See Note 1 to the 2014 Director Compensation Table for information regarding the number of shares issued to each Non-Employee Director on that date. Non-Employee Directors do not receive per-meeting fees but are reimbursed for out-of-pocket expenses they incur in connection with attending Board and Board committee meetings and our Annual Meeting of Stockholders.

Board Service.    Each Non-Employee Director receives an annual retainer with a value of $40,000 for service on the WebMD Board, payable in WebMD Common Stock.

Service on Standing Committees.    We pay annual fees for service on some of the standing committees of our Board, as well as an additional fee to the Chairperson of each of those committees, with a value in the following amounts, payable in WebMD Common Stock:

Type of Service	Annual Fee
Membership on Audit Committee (Messrs. Dimick, Manning and Marino)	$20,000
Chairperson of Audit Committee (Mr. Manning)	$12,000
Membership on Compensation Committee (Dr. Adler and Messrs. Smith and Trotman)	$12,500
Chairperson of Compensation Committee (Dr. Adler)	$4,000
Membership on Nominating & Governance Committee (Messrs. Dimick and Keller and Dr. Vuori)	$10,000
Chairperson of Nominating & Governance Committee (Mr. Dimick)	$3,000

The amounts of the fees payable to Non-Employee Directors for service on our Board and its standing committees are determined by the Compensation Committee and may be changed by it from time to time. The Compensation Committee also has discretion to determine whether such compensation is paid in cash, in WebMD Common Stock or some other form of compensation.

Service on Other Committees.    Our Non-Employee Directors may also, from time to time, receive additional fees for service on committees established by the Board for specific purposes. Those fees have generally been paid in cash on a quarterly basis for the period that the committee exists and may be set by the Board, the Compensation Committee or the committee itself. No such fees were paid in 2014.

Option Grants

On January 1 of each year, each person then serving as a Non-Employee Director of WebMD has been automatically granted, under the terms of the 2005 Plan, non-qualified options to purchase 13,200 shares of WebMD Common Stock, with an exercise price equal to the closing price on the last trading date of the prior year. The annual grants made on January 1, 2014 had an exercise price of $39.50 per share; and the annual grants made on January 1, 2015 had an exercise price of $39.55 per share. The grant on January 1, 2015 was the final automatic annual option grant provided for under the 2005 Plan. The Compensation Committee has the discretion to approve annual option grants to Non-Employee Directors for future years, but it has not yet made any determination whether to do so.

Mr. Marino and Dr. Vuori each received a grant, under the 2005 Plan, of options to purchase 13,200 shares of WebMD Common Stock on the respective dates that they joined the Board, with an exercise price equal to the closing price on the date of grant. The grant to Mr. Marino was made on April 29, 2014 and had an exercise price of $44.06 per share. The grant to Dr. Vuori was made on July 7, 2014 and had an exercise price of $50.89 per share.

The vesting schedule for the grants to the Non-Employee Directors described above are as follows: 25% of the underlying shares are scheduled to vest on each of the first through fourth anniversaries of the date of grant (full vesting on the fourth anniversary of the date of the grant). The options granted to Non-Employee Directors do not include any dividend or dividend equivalent rights. Each such option will expire, to the extent not previously exercised, 10 years after the date of grant or earlier if their service as a director ends (generally three years from the date such service ends). Under the 2005 Plan, outstanding unvested options held by Non-Employee Directors vest and become fully exercisable: (a) upon the Non-Employee Director’s death or termination of service as a result of disability; and (b) upon a “Change of Control” of WebMD. Those options, and any others that had previously vested, will then continue to be exercisable or lapse in accordance with the other provisions of the 2005 Plan and the award agreement. For purposes of the 2005 Plan, a Change of Control generally includes: (i) a change in the majority of the Board of Directors of WebMD without the consent of the incumbent directors; (ii) any person or entity becoming the beneficial owner of 50% or more of the voting shares of WebMD; (iii) consummation of a reorganization, merger or similar transaction unless (A) WebMD’s stockholders immediately prior to such consummation continue to represent more than 50% of the voting power immediately following such consummation, (B) the incumbent directors of WebMD continue to constitute a majority of the Board and (C) no person (subject to certain exceptions) owns 25% or more of the voting power following such consummation; and (iv) consummation of a sale of all or substantially all of WebMD’s assets.

Item 11.	Executive Compensation

Overview

This section of our Annual Report contains information regarding our compensation programs and policies and, in particular, their application to a specific group of individuals referred to in this Annual Report as our Named Executive Officers. For an explanation regarding the composition of this group, see “Compensation Discussion and Analysis – Introduction” below. This section is organized as follows:

•

2014 Report of the Compensation Committee.    This section contains a report of the Compensation Committee of our Board of Directors regarding the “Compensation Discussion and Analysis” section described below. The material in the 2014 Report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that WebMD specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

•	Compensation Committee Interlocks and Insider Participation. This section contains information regarding certain types of relationships involving our Compensation Committee members.

•

Compensation Discussion and Analysis.    This section contains a description of the specific types of compensation we pay, a discussion of our compensation policies, information regarding how those policies were applied to the compensation of our Named Executive Officers for 2014 and other information that we believe may be useful to investors regarding compensation of our Named Executive Officers and other employees.

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

2014 Report of the Compensation Committee

The Compensation Committee of our Board of Directors provides oversight of WebMD’s compensation programs and makes specific decisions regarding compensation of the Named Executive Officers and WebMD’s other executive officers. Set out below is the Compensation Discussion and Analysis section of this Annual Report. That section contains a discussion of WebMD’s executive compensation programs and policies and their application by the Compensation Committee in 2014 to the Named Executive Officers. The members of the Compensation Committee have reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis. Based upon this review and our discussions, these Compensation Committee members have recommended to our Board of Directors that the Compensation Discussion and Analysis section be included in this Annual Report on Form 10-K.

Mark J. Adler, M.D. (Chairman)

Joseph E. Smith

Stanley S. Trotman, Jr.

Compensation Committee Interlocks and Insider Participation

Dr. Adler and Mr. Smith were members of the Compensation Committee for all of 2014. Mr. Trotman was appointed to the Compensation Committee in November 2014. Herman Sarkowsky served as a member of the Compensation Committee in 2014 until early November. None of these individuals is or was a current or former executive officer or employee of WebMD or had any relationships in 2014 requiring disclosure by WebMD under the SEC’s rules requiring disclosure of certain relationships and related-party transactions.

None of WebMD’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the WebMD Compensation Committee during 2014.

Compensation Discussion and Analysis

Introduction.    The Compensation Discussion and Analysis contains a description of the specific types of compensation we pay, a discussion of our compensation policies, information regarding how the compensation of our Named Executive Officers for 2014 was determined under those policies, and other information that we believe may be useful to investors regarding compensation of our Named Executive Officers and other employees. Under applicable SEC rules, our Named Executive Officers for this Annual Report include the person who served as our Chief Executive Officer during 2014 (David J. Schlanger), the person who served as our Chief Financial Officer during 2014 (Peter Anevski), and the next three most highly compensated executive officers for 2014: Michael B. Glick, Executive Vice President & Co-General Counsel; Martin J. Wygod, Chairman of the Board; and Steven Zatz, M.D., President. In addition, we have chosen to include one additional executive officer (Douglas W. Wamsley) whose compensation, as Co-General Counsel, was substantially similar to our other Co-General Counsel.

The persons who constitute our Named Executive Officers may change from year to year based on changes in position and changes in individual compensation. In particular, the number of shares of WebMD Restricted Stock and the number of options to purchase WebMD Common Stock granted to individual executive officers varies from year to year and, accordingly, may result in changes to who is a Named Executive Officer because, under the SEC rules for determining Named Executive Officers for a specific year, we include the full grant date fair value of option grants and restricted stock grants as compensation in the year in which the grant is made and no compensation for such grants in any other year, regardless of the vesting schedule of the grant. In addition, grants made to a newly-hired executive officer at the time that he or she joins WebMD, which may be larger than grants made to existing executive officers with comparable responsibilities in that year, may make it appear that he or she is more highly compensated than those other executive officers and may not be indicative of the compensation that would be reported for such individual in future years if he or she continues to be a Named Executive Officer. The Compensation Committee considers the vesting schedule of grants made under equity compensation plans to be an important term of such grants and believes that it is appropriate, in its consideration of the timing and amount of specific grants it approves, to view the value of such grants to be deemed distributed over the period of vesting, rather than assigned solely to the year of grant.

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

A discussion of how each of the above types of compensation was used for 2014 follows under the heading “–Use of Specific Types of Compensation for 2014.” The compensation of our other employees generally consists of the same types of compensation, with the specific types and amounts determined by our Chief Executive Officer and other members of our senior management, in light of the policies described under “–Discussion of Compensation Policies” below. In addition, some employees are compensated partially based on commissions or similar arrangements not used at the senior management level.

We have not offered any retirement plans to our executive officers other than a 401(k) plan that is generally available to our employees. We refer to the WebMD 401(k) Savings Plan, the current 401(k) Plan of WebMD, as the “401(k) Plan.” Subject to the terms of the 401(k) Plan, WebMD matches, in cash, 25% of amounts contributed to that Plan by each Plan participant, up to 6% of eligible pay. The matching contribution made by WebMD is subject to vesting, based on continued employment, with 50% scheduled to vest on each of the first and second anniversaries of an employee’s date of hire (with employees vesting immediately in any matching contribution made after the second anniversary). For 2014, WebMD made an additional discretionary matching contribution in March 2015 of 25 cents for every dollar contributed by participants (up to 6% of eligible pay). Named Executive Officers who have elected to contribute to the 401(k) Plan received matching contributions on the same basis as other participants.

In determining the forms of compensation to be used by WebMD, the Compensation Committee considers various factors, including the effectiveness of the incentives provided, tax and accounting considerations, the compensation practices of other companies and the expectations of our employees and our investors. In addition, the Compensation Committee believes that it is important that compensation be understood by the employees who receive it and by our company’s investors. See “–Discussion of Compensation Policies” below for additional discussion of the goals of our compensation programs. The Compensation Committee believes that our compensation programs, including the types of stock options and restricted stock that we use, are effective forms of compensation and well understood. Taken as a whole, our compensation programs are intended to provide incentives to employees, at various levels of seniority and responsibility, to work to achieve revenue and earnings growth for WebMD in both the short term and the long term. The Compensation Committee believes that, in light of the specific forms of compensation that WebMD uses and the specific businesses in which WebMD is engaged, our compensation programs and practices are unlikely to cause our employees to take unnecessary or excessive risks to achieve that growth and that WebMD’s internal controls and compliance programs provide reasonable mitigation for the risks inherent in providing incentives for such growth.

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

With respect to 2014 compensation, the Compensation Committee took into account recommendations made by the Chairman of the Board and the Chief Executive Officer with respect to determinations of the types and amounts of compensation to be paid to the other executive officers, and also discussed with them the types and amounts they believed would be appropriate to pay each of them in light of the amounts being recommended for, and paid to, the other WebMD executive officers. The key compensation decisions for 2014 for which the Chairman of the Board and the Chief Executive Officer provided input to the Compensation Committee relating to WebMD’s executive officers included the amounts of the annual bonuses for 2014 and the 2014 Supplemental Bonus Trust contributions and the decision not to make equity grants to executive officers during 2014, as more fully described under “–Use of Specific Types of Compensation for 2014” below. In addition, the Chairman of the Board and the Chief Executive Officer have discussions, from time to time, with the Compensation Committee and the full Board of Directors regarding compensation policies generally, compensation planning and other compensation matters unrelated to specific compensation decisions and give their views on these matters to the members of the Compensation Committee and the full Board. The Compensation Committee seeks the input from the Chairman of the Board and the Chief Executive Officer because they believe that understanding management’s views regarding its own performance helps the Compensation Committee apply the compensation policies discussed earlier in this section to specific compensation decisions. However, all the decisions regarding the compensation paid to executive officers of WebMD for 2014 were made by the Compensation Committee.

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

•

Impact of a “Change of Control” on Equity Awards.    Under the 2005 Plan, vesting of equity awards on a “Change of Control” applies only to grants to our Non-Employee Directors, which our Board believes is consistent with good corporate governance. Under the provisions of the 2005 Plan, there is no effect on grants made to WebMD officers and other employees as a result of a “Change of Control.” Certain of our executive officers and other senior officers are parties to employment agreements or equity award agreements that contain specific provisions relating to a change of control. For additional information, see “–Compensation Following Termination of Employment or a Change of Control” and “Employment Agreements with Named Executive Officers” below.

•

Anti-Hedging Policy.    Our existing policies relating to trading in WebMD securities by WebMD’s executive officers and other senior executives prohibit hedging transactions with respect to their holdings in WebMD securities.

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

Use of Specific Types of Compensation for 2014

Base Salary.    The Compensation Committee reviews the base salaries of our executive officers from time to time and in connection with changes in position. In 2014, no changes were made to the salary of any of our executive officers. The Compensation Committee considers various factors when it contemplates an adjustment to base salary, including: the executive’s individual performance, scope of responsibility and changes in that scope (including as a result of promotions), tenure, prior experience and market practice. WebMD’s senior management considers similar factors in determining whether to make adjustments to salaries of other employees.

2014 Bonuses and Supplemental Bonus Plan Contributions.    WebMD’s executive officers have the opportunity to earn annual cash bonuses. However, WebMD’s executive officers do not participate in a formal annual bonus plan, and the Compensation Committee did not set quantitative performance targets, in advance, for use in determining bonus amounts for executive officers for 2014. The Compensation Committee believed that, for WebMD in 2014, a flexible annual bonus process was a more appropriate one for motivating WebMD’s executive officers than setting quantitative targets in advance because it allowed the Compensation Committee to consider, in its bonus determinations, goals of any type discussed by the Board or the Compensation Committee with senior management at any point in the year, and such other factors as the Compensation Committee believed to be appropriate in evaluating senior management’s performance, including the status of business initiatives that may not have a significant effect on WebMD’s financial or operational performance until 2016 or later. The Compensation Committee also believed that it was appropriate, for 2014, to retain discretion in how it would weigh factors relating to the performance of WebMD and factors relating to the individual performance of each of the executive officers in setting bonus amounts. After the end of 2014, the Compensation Committee determined annual bonus amounts for each of its executive officers based on its subjective assessment of how actual performance compared to the goals and other factors previously discussed by the Board or the Compensation Committee with the executive officers, as discussed more fully below.

While the Compensation Committee did not set quantitative performance targets in advance for 2014, it did take into consideration individual target bonus opportunities, as a percentage of base salary, for the Named Executive Officers, other than Mr. Wygod. For each of Mr. Schlanger and Dr. Zatz, the target bonus is 150% of his annual salary. For Mr. Anevski, it is 100% of his annual salary. For each of Messrs. Glick and Wamsley, it is 43% of his annual salary. These target bonus opportunities, which applied beginning with 2014, were provided for in the respective employment agreements and amendments that were entered into with these executive officers in 2013, as described under “Employment Agreements with Named Executive Officers” below. The higher the target percentage of an individual’s salary that the annual bonus opportunity represents, the greater the percentage of total annual cash compensation that is not guaranteed for that individual. Generally, the target percentage (and, accordingly, the percentage of annual compensation that is not guaranteed) increases with the level and scope of responsibility of the executive, as does salary. However, the Compensation Committee retained discretion to approve bonus amounts above or below the target bonus opportunities. Based on its evaluation of performance during 2014, the Compensation Committee set the 2014 cash bonuses and 2014 Supplemental Bonus Plan contributions (which we refer to as “2014 SBP Contributions”) for the Named Executive Officers as set forth in the chart below in the last two columns on the right:

Named Executive Officer	Title	Annual Salary Rate	2014 Bonus Opportunity	Bonus Total for 2014	2014 Cash Bonus	2014 SBP Contribution
David J. Schlanger	Chief Executive Officer	$525,000	$787,500	$625,000	$437,500	$187,500
Steven Zatz, M.D.	President	$500,000	$750,000	$625,000	$437,500	$187,500
Peter Anevski	Executive VP and CFO	$425,000	$425,000	$425,000	$297,500	$127,500
Michael B. Glick	Executive VP and Co-General Counsel	$350,000	$150,500	$200,000	$140,000	$60,000
Douglas W. Wamsley	Executive VP and Co-General Counsel	$350,000	$150,500	$200,000	$140,000	$60,000
Martin J. Wygod	Chairman of the Board	$490,000	n/a	$500,000	$350,000	$150,000

The amounts in the column “Bonus Total for 2014” represent the sum of the last two columns on the right: “2014 Cash Bonus” (which, for each of the individuals, was 70% of the total bonus) and “2014 SBP Contribution” (which, for each of the individuals, was 30% of the total bonus). The portions of the total bonus allocated to Cash Bonus and to SBP Contribution were determined by the Compensation Committee in its discretion and have varied from year to year. The amounts in the column labeled “2014 Cash Bonus” were paid to the listed executive officers in cash in March 2015. The amounts in the column labeled “2014 SBP Contribution” were contributed to a trust in March 2015. In March 2016, the trust will distribute to the respective executives the contributions made to it by WebMD on their behalf, together with actual net interest earned on the contributed amounts; provided, however, that in order to receive such payment, the individual must continue to be employed by WebMD on March 1, 2016, unless their separation from employment occurs as a result of death or disability or if they are terminated without cause or resign for good reason following a change of control of WebMD. For background information regarding the Supplemental Bonus Plan and its implementation in recent years, see “Background Information Regarding the Supplemental Bonus Plan (SBP)” below.

In determining the amounts of the annual cash bonuses and SBP Contributions for 2014 for the Named Executive Officers:

•

The Compensation Committee viewed the year-over-year growth of 13% in revenue and 29% in Adjusted EBITDA, with net income increasing to $42.1 million or $1.00 per diluted share from $15.1 million or $0.31 per diluted share in the prior year, as representing good performance. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” in Item 7 of this Annual Report. Adjusted EBITDA is a non-GAAP financial measure and should be viewed as supplemental to, and not as an alternative for, “net income” calculated in accordance with GAAP. Please see the “Explanation of Non-GAAP Financial Information” filed as Exhibit 99.1 to this Annual Report for additional background information regarding our use of Adjusted EBITDA. Exhibit 99.1 is incorporated into this Item 11 by reference.

•

The Compensation Committee viewed the year-over-year growth in traffic to The WebMD Health Network in 2014, including 33% growth in average unique users per month and 23% growth in aggregate page views, as representing good performance. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations Introduction – Background Information on Certain Trends and Developments Affecting Our Business – Traffic Trends” in Item 7 of this Annual Report.

•

The Compensation Committee viewed the improvement in monetization of WebMD’s mobile traffic as an important accomplishment in 2014, with the percentage of WebMD’s advertising and sponsorship revenue delivered on a mobile device growing to $156 million, or 34% of total advertising and sponsorship revenue, in 2014. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Background Information on Certain Trends and Developments Affecting Our Business – Efforts to Increase Advertising and Sponsorship Revenue from Mobile” in Item 7 of this Annual Report.

•

The Compensation Committee also considered other achievements in 2014, including: launches of new products and services for our public portals, including Healthy Target, the MedPulse App, and the Medscape Business of Medicine App digital magazine; improvements in monetization of our content offerings for physicians outside the United States; and the successful launch by WebMD Health Services of its health management and healthcare transparency solutions to members of the Blue Cross Blue Shield Association’s Federal Employee Program (FEP).

Based on those views and other factors that the Compensation Committee determined to be relevant, the Compensation Committee set the 2014 cash bonuses and the 2014 SBP Contributions for the Named Executive Officers as reflected in the table above. The sum of the 2014 cash bonuses and the 2014 SBP Contributions were intended by the Compensation Committee to be near the bonus targets for each of the individuals with pre-set bonus targets. Variances from the targets did not relate to differences in individual performance, but instead reflected the Compensation Committee’s decision to use its discretion to approve a somewhat higher percentage than target for Messrs. Glick and Wamsley, the individuals with the lowest bonus targets, and a somewhat lower percentage than target for Mr. Schlanger and Dr. Zatz, the individuals with the highest bonus targets. The amounts for Mr. Wygod were intended to reflect an amount approximately equal to what would have been paid with a target bonus percentage of 100% of annual salary.

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

The Compensation Committee does not make equity grants to our executive officers on an annual or other pre-determined basis. In determining whether and when to make equity grants, the Compensation Committee considers the history of prior grants made to individual executive officers, their vesting status and the retention value of those grants. Because significant grants had been made to the Named Executive Officers in 2013, no grants of options or restricted stock were made in 2014. The grants made in 2013 included grants to our Chief Executive Officer, to our President and to our Chief Financial Officer in connection with their promotions to those positions.

Application of Compensation Policies to Individual Named Executive Officers.    Differences in compensation among our Named Executive Officers result from a number of factors and may vary from year to year. The key factors that may create differences in compensation are differences in: (a) the position and level of responsibility of the individual Named Executive Officers and changes in position or level of responsibility; (b) our need to induce specific individuals to join WebMD at the time of their initial hiring; and (c) our need to motivate and retain specific individuals at other specific points in time. In general, larger equity grants are made to our most senior executive officers because they have the greatest potential to affect the value of our company and to improve results for stockholders. Similarly, a greater portion of their total cash compensation is likely to come from their annual bonus. As no equity grants were made in 2014 and no changes were made to other terms of employment in 2014, the only individualized determinations were in connection with the bonus determination process for 2014, as described in “2014 Bonuses and Supplemental Bonus Plan Contributions” above.

Benefits and Perquisites.    The limited perquisites (or “perks”) received by our Named Executive Officers in 2014 are described in the footnotes to the Summary Compensation Table. Our executive officers are generally eligible to participate in our benefit plans on the same basis as our other employees, including matching contributions to the 401(k) Plan and company-paid group term life insurance, the cost of which is listed in those footnotes to the Summary Compensation Table. For the past several years, we have maintained a sliding scale for the cost of employee premiums for our health plan, under which employees with higher salaries pay a higher premium amount. Our executive officers (as part of a larger group of employees generally having a title of “Vice President” or higher or a salary of $180,000 or more) receive company-paid supplemental disability insurance, the cost of which is listed in the footnotes to the Summary Compensation Table.

Background Information Regarding the Supplemental Bonus Plan (SBP).    As described above, SBP Contributions are cash amounts contributed by WebMD for the Named Executive Officers (and certain other WebMD employees) to a trust (the Supplemental Bonus Trust), which distributes such amounts, with actual interest earned, in March of the following year if the employee remains employed through a specified date. The purpose of the SBP is to create an additional retention incentive for our executive officers and other key employees in connection with our annual bonus process. The Compensation Committee will determine, in its discretion, whether to use the SBP in future years and, if so, which individuals will receive a portion of their bonus in the form of SBP Contributions and the specific portion.

Contributions were made by WebMD to the Supplemental Bonus Trust in connection with the annual bonus processes for 2014, 2013 and 2012, as follows:

•

2014 SBP Contributions.    In February 2015, the Compensation Committee approved the contribution, made in March 2015, to the Supplemental Bonus Trust of SBP Contributions for 2014 (which we refer to as the 2014 SBP Contributions), including: a $187,500 contribution for Mr. Schlanger; a $187,500 contribution for Dr. Zatz; a $127,500 contribution for Mr. Anevski; a $60,000 contribution for Mr. Glick; a $60,000 contribution for Mr. Wamsley; and a $150,000 contribution for Mr. Wygod. For these executive officers, the 2014 SBP Contributions represented 30% of their total bonuses for 2014. In order to receive the applicable payment from the Supplemental Bonus Trust for the 2014 SBP Awards, each SBP participant is required to be employed by WebMD on March 1, 2016, subject to limited exceptions for death, disability, certain terminations of employment in connection with a Change of Control of WebMD (as defined in the 2005 Plan), a sale of a subsidiary or division or, in the discretion of the governing committee, certain other reductions in force or position eliminations or as specifically provided in each individual’s employment agreement. The Supplemental Bonus Trust will distribute the 2014 SBP Contributions, together with actual net interest earned on the respective amounts, to eligible SBP participants as promptly as practicable following March 1, 2016.

•

2013 SBP Contributions and Related Distributions in March 2015.    In February 2014, the Compensation Committee approved the contribution, made in March 2014, to the Supplemental Bonus Trust of SBP Contributions for 2013 (which we refer to as the 2013 SBP Contributions), including: a $165,300 contribution for Mr. Schlanger; a $156,600 contribution for Dr. Zatz; a $147,900 contribution for Mr. Anevski; a $69,600 contribution for Mr. Glick; a $69,600 contribution for Mr. Wamsley; and a $170,000 contribution for Mr. Wygod. For these executive officers, the 2013 SBP Contributions represented between 26% and 28% of their total bonuses for 2013. The Supplemental Bonus Trust distributed the 2013 SBP Contributions, together with actual net interest earned on the respective amounts, to the Named Executive Officers and to other eligible SBP participants in March 2015.

•

2012 SBP Contributions and Related Distributions in March 2014.    In February 2013, the Compensation Committee approved the contribution, made in March 2013, to the Supplemental Bonus Trust of SBP Contributions for 2012 (which we refer to as the 2012 SBP Contributions), including: a $180,000 contribution for Mr. Schlanger; a $221,000 contribution for Dr. Zatz; a $160,000 contribution for Mr. Anevski; a $160,000 contribution for Mr. Glick; a $160,000 contribution for Mr. Wamsley; and a $392,000 contribution for Mr. Wygod. For these individuals, the 2012 SBP Contributions represented 80% of their total bonuses for 2012, except for Mr. Schlanger, whose 2102 SBP Contribution represented 75% of his total bonus for 2012. At the time the 2012 SBP Contributions were made, Messrs. Schlanger and Anevski were not yet executive officers of WebMD. The Supplemental Bonus Trust distributed the 2012 SBP Contributions, together with actual net interest earned on the respective amounts, to the Named Executive Officers and to other eligible SBP participants in March 2014.

Any SBP Contributions that are forfeited for failure to meet the employment condition by an SBP participant are shared by the remaining SBP participants for that year, except that: with respect to 2013 SBP Contributions and those in prior years, SBP participants who were executive officers of WebMD at the time of distribution were not eligible to receive any portion of such forfeitures; and with respect to the 2014 SBP Contributions, the Chief Executive Officer and the Chairman of the Board will not be eligible to receive any portion of such forfeitures.

Compensation Following Termination of Employment or a Change of Control

Overview.    WebMD does not offer any retirement plans to our executive officers, other than a 401(k) plan generally available to our other employees. Accordingly, the payment and benefit levels for WebMD’s Named Executive Officers applicable upon a termination or a change of control result primarily from provisions in the employment agreements or specific equity award agreements between WebMD and the individual Named Executive Officers. The employment agreements with our Named Executive Officers are described under the heading “Employment Agreements with Named Executive Officers” below and summaries of the types of provisions relating to post-termination compensation contained in those agreements are included in this section under the headings “– Employment Agreement Provisions Regarding Termination Benefits” and “– Employment Agreement Provisions Regarding Change of Control Benefits” below. The Compensation Committee has generally been willing to include provisions relating to potential terminations and changes of control in connection with the renewal of or extensions to an employment agreement with an existing executive officer that are similar to those in the existing employment agreement with that executive officer.

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

Employment Agreement Provisions Regarding Termination Benefits.    Certain of the employment agreements with our Named Executive Officers provide, or have provided, for some or all of the following to be paid or provided to the executive officer if he or she is terminated without cause or resigns for good reason (the definitions of which are typically set forth in the applicable employment agreement), dies or ceases to be employed as a result of disability:

•

continuation of cash compensation (including salary and, in some cases, an amount based on past bonuses) for a period following termination and, if the termination follows a Change of Control, payment of amounts previously contributed by WebMD on his or her behalf to WebMD’s Supplemental Bonus Plan;

•	continuation or acceleration of vesting and/or exercisability of some or all options or restricted stock; and

•	continued participation in certain of our health and welfare insurance plans or payments in respect of COBRA premiums.

The amount and nature of these benefits vary by individual, with the most senior of executive officers typically receiving more of these benefits and receiving them for longer periods. These benefits also vary depending on the reason for the termination and whether the termination follows a Change of Control (as more fully described under “– Employment Agreement Provisions Regarding Change of Control Benefits” below). See “Employment Agreements with Named Executive Officers” below for a description of the specific provisions that apply to specific Named Executive Officers and “Potential Payments and Other Benefits Upon Termination of Employment or a Change of Control” below for a sample calculation, based on applicable SEC rules, of the amounts that would have been payable if termination for specified reasons had occurred on December 31, 2014. No such post-termination benefits apply if a Named Executive Officer is terminated for cause. The Compensation Committee believes that the protections provided to executive officers by the types of employment agreement provisions described above are appropriate for the attraction and retention of qualified and talented executives and consistent with good corporate governance.

Employment Agreement Provisions Regarding Change of Control Benefits. The Compensation Committee believes that executives should generally not be entitled to severance benefits solely as a result of the occurrence of a change of control, but that it is appropriate to provide for such benefits if a change of control is followed by a termination of employment or other appropriate triggering event. See “– Employment Agreement Provisions Regarding Termination Benefits” above. However, the Compensation Committee has approved the following exceptions for certain of the Named Executive Officers:

•

With respect to Mr. Schlanger and Dr. Zatz, under agreements entered into when they became Chief Executive Officer and President, respectively, of WebMD in August 2013, each may resign from employment after the first anniversary of a Change of Control of WebMD and receive the same benefits, under their respective employment agreements, as if they resigned for Good Reason following a Change of Control. Such benefits include the components described above: rights to cash severance, rights to company paid COBRA premiums and rights to specified continued vesting and exercisability of options and specified acceleration of WebMD Restricted Stock, as described more fully below under “Employment Agreements with Named Executive Officers – David J. Schlanger” and “– Steven Zatz, M.D.” (which also provides descriptions of the defined terms used in their respective employment agreements).

•

With respect to Mr. Wygod, the vesting of all WebMD Restricted Stock and options to purchase WebMD Common Stock outstanding at the time of a Change of Control (as defined in the HLTH 2000 Plan held by Mr. Wygod, which definition is substantially the same as the definition in the 2005 Plan) will accelerate on the date of the Change of Control. If Mr. Wygod’s employment terminates for any reason (other than for Cause) thereafter, such options will remain outstanding through the remainder of their terms. For additional information, including regarding his rights to cash severance and benefits on termination, see “Employment Agreements with Named Executive Officers – Martin J. Wygod” below (which also provides descriptions of the defined terms used in his employment agreement).

In the negotiations with those Named Executive Officers regarding their employment agreements, the Compensation Committee recognized that, for those individuals, a change of control is likely to result in a fundamental change in the nature of their responsibilities. Accordingly, under their employment agreements, the Compensation Committee approved the specific Named Executive Officers having, following a change of control, the rights described above. The Compensation Committee believed that the rights provided were likely to be viewed as appropriate by a potential acquiror in the case of those specific individuals. In addition, the Compensation Committee sought to balance the rights given to the Named Executive Officers with certain requirements to remain employed for a transition period or to provide transitional services in types and amounts likely to be viewed as reasonable by a potential acquiror. However, in making grants of options and WebMD Restricted Stock to Mr. Schlanger and Dr. Zatz in March 2015, the Compensation Committee determined that they would be entitled to acceleration of vesting and continued exercisability of the those options and acceleration of vesting of those shares of WebMD Restricted Stock only if a termination by WebMD without Cause or by the executive for Good Reason follows a Change of Control.

Our employment agreements with Messrs. Anevski, Glick and Wamsley do not provide rights to receive any compensation as a result of a change of control, unless the change of control is followed by a termination of employment (including a termination by the executive for “Good Reason” under the terms of his employment agreement). However, as more fully described under “Employment Agreements with Named Executive Officers” below, a change of control followed by such a termination would result in enhanced compensation for the executive beyond what would apply in the case of a similar termination that was not preceded by a change of control. Such enhancements include continuation of vesting and exercisability of certain options and acceleration of vesting of certain shares of WebMD Restricted Stock. Similar provisions are contained in employment agreements with other key employees of WebMD who are not executive officers.

If the benefits payable to either Mr. Wygod in connection with a change of control would be considered an excess parachute payment under Section 280G of the Internal Revenue Code of 1986 (“Section 280G”) and subject to the excise tax imposed under Section 4999 of the Code, WebMD has agreed to make an additional payment to him so that the net amount of such payment (after taxes) that he receives is sufficient to pay the excise tax due. No other Named Executive Officer has the right to receive any tax gross-up payments from WebMD.

Deductibility of Compensation.    Section 162(m) of the Internal Revenue Code generally limits the ability of a publicly held corporation to deduct compensation in excess of $1 million per year paid to certain executive officers. It is the policy of the Compensation Committee to structure, where practicable, compensation paid to its executive officers so that it will be deductible under Section 162(m) of the Code. Accordingly, WebMD’s equity plans under which awards are made to officers and directors are generally designed with the intent that compensation attributable to stock options granted will be tax deductible by WebMD. However, cash bonuses for WebMD’s executive officers and grants of restricted stock do not qualify as performance-based within the meaning of Section 162(m) and, therefore, are subject to its limits on deductibility. In determining that the compensation of WebMD’s executive officers for 2014 was appropriate under the circumstances and in the best interests of WebMD and its stockholders, the Compensation Committee considered the amount of net operating loss carryforwards available to WebMD to offset income for Federal income tax purposes. See Note 11 to the Consolidated Financial Statements included in this Annual Report.

Consideration of the Advisory Vote on Executive Compensation at the 2014 Annual Meeting of Stockholders.    At our 2014 Annual Meeting of Stockholders, the ballot included an advisory vote on executive compensation, commonly known as “Say-on-Pay.” Approximately 63.5% of the votes cast were “FOR” the compensation of the executive officers as disclosed in the “Executive Compensation” section of the proxy statement for the 2014 Annual Meeting. Although “Say-on-Pay” votes are not binding on our company, our Board of Directors or the Compensation Committee, the Compensation Committee took this result into consideration in connection with its implementation of our executive compensation program since the 2014 Annual Meeting and intends to continue to consider the outcome of annual advisory votes when making future executive compensation decisions. However, as discussed earlier in this CD&A, the Compensation Committee believes that the compensation practices of WebMD in the past several years have allowed WebMD to attract, retain and motivate its executives and employees and that the efforts of those executives and other employees has been an important factor in the improvement in WebMD’s performance in 2013 and 2014.

Executive Compensation Tables

This section provides information, in tabular formats specified in applicable SEC rules, regarding the amounts of compensation paid to our Named Executive Officers and related information. See “Compensation Discussion and Analysis – Introduction” above for an explanation regarding the determination, under applicable SEC rules, of who is a “Named Executive Officer” of WebMD for 2014. The tables included are:

•	the Summary Compensation Table, which presents information regarding the total compensation of each of our Named Executive Officers and the types and values of the components; and

•	two tables providing additional information regarding our equity compensation, entitled: Outstanding Equity Awards at End of 2014; and Option Exercises and Stock Vested in 2014.

As permitted by the SEC rules relating to the executive compensation tables, the following tables reflect only the types of compensation paid to our Named Executive Officers. For example, in 2014, no options to purchase WebMD Common Stock and no shares of WebMD Restricted Stock were granted to any of the Named Executive Officers by WebMD. Accordingly, we have omitted the table that would have listed grants made in 2014. In addition, because our only retirement plan is a 401(k) plan, we do not include tables applicable to other types of retirement plans.

Descriptions of the material terms of each Named Executive Officer’s employment agreement and related information is provided under “Employment Agreements with Named Executive Officers” below. The agreements provide the general framework and some of the specific terms for the compensation of the Named Executive Officers. Approval of the Compensation Committee is required prior to WebMD entering into employment agreements with its executive officers or amendments to those agreements. However, many of the decisions relating to compensation for a specific year made by the Compensation Committee are implemented without changes to the general terms of employment set forth in those agreements. For a discussion of the decisions made by the Compensation Committee relating to 2014 compensation, see “Compensation Discussion and Analysis” above.

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

(a)	(b)	(c)	(d)		(e)	(f)	(g)		(h)

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)		Stock Awards ($)(2)	Option Awards ($)(2)	All Other Compensation ($)		Total ($)
David J. Schlanger	2014	525,000	617,518	(3)	—	—	24,950	(4)	1,167,468
Chief Executive Officer	2013	438,635	419,700	(3)	2,508,200	4,594,600	23,078	(4)	7,984,213

Peter Anevski	2014	425,000	457,516	(5)	—	—	20,780	(6)	903,296
Executive Vice President and Chief Financial Officer	2013	382,538	407,100	(5)	1,718,300	2,640,098	19,881	(6)	5,167,917

Michael B. Glick Executive Vice President and Co-General Counsel	2014	350,000	300,016	(7)	—	—	19,229	(8)	669,245

Douglas W. Wamsley Executive Vice President and Co-General Counsel	2014	350,000	300,016	(9)	—	—	6,015	(10)	656,031

Martin J. Wygod	2014	490,000	742,040	(11)	—	—	16,832	(12)	1,248,872
Chairman of the Board	2013	490,000	430,000	(11)	4,028,000	824,820	18,241	(12)	5,791,061
	2012	490,000	680,277	(11)	—	—	18,046	(12)	1,188,323

Steven Zatz, M.D.	2014	500,000	658,523	(13)	—	—	24,845	(14)	1,183,368
President	2013	453,846	413,400	(13)	2,119,200	4,152,900	24,695	(14)	7,164,041
	2012	415,385	96,841	(13)	—	429,221	19,930	(14)	961,377

(1)	The amounts reported in Column (d) include, to the extent applicable to the individual Named Executive Officers, with respect to the years listed: annual cash bonuses for that year (which were paid in February or March of the following year); and amounts released from the Supplemental Bonus Trust during that year based on contributions made in March of the prior year, with respect to the bonus process for the fiscal year prior to that contribution. For additional information, see “–Background Information Regarding the Summary Compensation Table – Bonuses” below and “Compensation Discussion and Analysis – Background Information Regarding the Supplemental Bonus Plan (SBP)” above. Where amounts listed for an individual in a specific year include anything other than just the annual cash bonus for that year, we have included the breakdown in the applicable footnote to this table below.

(2)	The amounts reported in Columns (e) and (f) above reflect the grant date fair value, in the year of grant, for the WebMD Restricted Stock and options to purchase WebMD Common Stock awarded, if any, to the respective Named Executive Officers, computed in accordance with FASB ASC Topic 718. See Note 8 (Stock-Based Compensation) to the Consolidated Financial Statements included in this Annual Report for an explanation of the methodology and assumptions used in determining the fair value of these awards. The actual amounts, if any, ultimately realized by our Named Executive Officers from these grants depend on the price of WebMD Common Stock at the time of vesting of restricted stock or at the time of exercise of vested stock options, as the case may be.

(3)	For 2014, consists of: (a) an annual bonus for 2014 of $437,500; and (b) a Supplemental Bonus Plan distribution of $180,018, released in March 2014 based on a contribution to the Plan made in connection with his 2012 bonus. For 2013, reflects only the annual cash bonus for 2013; no Supplemental Bonus Plan distribution occurred in 2013 because no contribution was made to the Supplemental Bonus Trust in connection with the 2011 annual bonus process.

(4)	For 2014, consists of: (a) $2,322 for company-paid group term life insurance; (b) $4,128 for company-paid supplemental disability insurance; (c) an automobile allowance of $12,000; and (d) $6,500 in company matching contributions under the 401(k) Plan. For 2013, consists of: (a) $1,242 for company-paid group term life insurance; (b) $3,461 for company-paid supplemental disability insurance; (c) an automobile allowance of $12,000; and (d) $6,375 in company matching contributions under the 401(k) Plan.

(5)	For 2014, consists of: (a) an annual bonus for 2014 of $297,500; and (b) a Supplemental Bonus Plan distribution of $160,016, released in March 2014 based on a contribution to the Plan made in connection with his 2012 bonus. For 2013, reflects only the annual cash bonus for 2013; no Supplemental Bonus Plan distribution occurred in 2013 because no contribution was made to the Supplemental Bonus Trust in connection with the 2011 annual bonus process.

(6)	For 2014, consists of: (a) $810 for company-paid group term life insurance; (b) $1,770 for company-paid supplemental disability insurance; (c) an automobile allowance of $10,400; and (d) $7,800 in company matching contributions under the 401(k) Plan. For 2013, consists of: (a) $810 for company-paid group term life insurance; (b) $1,021 for company-paid supplemental disability insurance; (c) an automobile allowance of $10,400; and (d) $7,650 in company matching contributions under the 401(k) Plan.

(7)	Consists of: (a) an annual bonus for 2014 of $140,000; and (b) a Supplemental Bonus Plan distribution of $160,016, released in March 2014 based on a contribution to the Plan made in connection with his 2012 bonus.

(8)	Consists of: (a) $2,322 for company-paid group term life insurance; (b) $3,907 for company-paid supplemental disability insurance; (c) an automobile allowance of $5,200; and (d) $7,800 in company matching contributions under the 401(k) Plan.

(9)	Consists of: (a) an annual bonus for 2014 of $140,000; and (b) a Supplemental Bonus Plan distribution of $160,016, released in March 2014 based on a contribution to the Plan made in connection with his 2012 bonus.

(10)	Consists of: (a) $2,322 for company-paid group term life insurance; and (b) $3,693 for company-paid supplemental disability insurance.

(11)	For 2014, consists of: (a) an annual bonus for 2014 of $350,000; and (b) a Supplemental Bonus Plan distribution of $392,040, released in March 2014 based on a contribution to the Plan made in connection with his 2012 bonus. For 2013, reflects only the annual cash bonus for 2013; no Supplemental Bonus Plan distribution occurred in 2013 because no contribution was made to the Supplemental Bonus Trust in connection with the 2011 annual bonus process. For 2012, consists of: (a) an annual bonus for 2012 of $98,000; and (b) a Supplemental Bonus Plan distribution of $582,277, released in March 2012 based on a contribution to the Plan made in connection with his 2010 bonus.

(12)	For 2014, consists of: (a) $5,707 for company-paid supplemental disability insurance; and (b) $11,125 for company-paid group term life insurance. For 2013, consists of: (a) $7,116 for company-paid supplemental disability insurance; and (b) $11,125 for company-paid group term life insurance. For 2012, consists of: (a) $6,921 for company-paid supplemental disability insurance; and (b) $11,125 for company-paid group term life insurance.

(13)	For 2014, consists of: (a) an annual bonus for 2014 of $437,500; and (b) a Supplemental Bonus Plan distribution of $221,023, released in March 2014 based on a contribution to the Plan made in connection with his 2012 bonus. For 2013, reflects only the annual cash bonus for 2013; no Supplemental Bonus Plan distribution occurred in 2013 because no contribution was made to the Supplemental Bonus Trust in connection with the 2011 annual bonus process. For 2012, consists of: (a) an annual bonus for 2012 of $55,250; and (b) a Supplemental Bonus Plan distribution of $41,591, released in March 2012 based on a contribution to the Plan made in connection with his 2010 bonus.

(14)

For 2014, consists of: (a) $2,322 for company-paid group term life insurance; (b) $2,723 for company-paid supplemental disability insurance; (c) $7,800 in company matching contributions under the 401(k) Plan; and (d) an automobile allowance of $12,000. For 2013, consists of: (a) $2,322 for company-paid group term life insurance; (b) $2,723 for company-paid supplemental disability insurance; (c) $7,650 in company matching contributions under the 401(k) Plan; and (d) an automobile allowance of $12,000. For 2012, consists of: (a) $2,322 for company-paid group term life insurance; (b) $2,723 for company-paid supplemental disability insurance; (c) $7,500 in company matching contributions under the 401(k) Plan; and (d) an automobile allowance of $7,385.

Background Information Regarding the Summary Compensation Table

General.    The Summary Compensation Table above quantifies the amount or value of the different forms of compensation earned by or awarded to our Named Executive Officers by WebMD and provides a dollar amount for total compensation for each year covered. As contemplated by applicable SEC rules, the Summary Compensation Table does not include information for 2013 and/or 2012 for individuals who were not a Named Executive Officer in those years.

Bonuses.    As described in “Compensation Discussion and Analysis – Use of Specific Types of Compensation for 2014 – 2014 Bonuses and Supplemental Bonus Contributions” above, WebMD has paid annual cash bonuses to its executive officers, the amounts of which were determined by the Compensation Committee in its discretion. From time to time, WebMD pays additional or special bonuses to provide recognition for specific accomplishments or at the time of a promotion, if determined by the Compensation Committee to be appropriate and in amounts determined by the Compensation Committee in its discretion. No such additional or special bonuses were paid to any of our Named Executive Officers for 2014 or for any prior year covered in the Summary Compensation Table.

Supplemental Bonus Plan (SBP) contributions are cash amounts contributed by WebMD for specified Named Executive Officers (and certain other WebMD employees) to a trust (the Supplemental Bonus Trust), which distributes such amounts, with actual interest earned, the following year if the employee remains employed through a specified date. For example, amounts contributed in March 2015 (in connection with 2014 bonuses) will be distributed in March 2016 in accordance with the terms of the SBP. Because those amounts will be forfeitable until March 1, 2016, they would be reflected in future Summary Compensation Tables as compensation in 2016 if the recipient is a Named Executive Officer for that year. In Column (d) of the Summary Compensation Table above:

•	SBP distributions based on SBP contributions made in March 2013 (approved in connection with 2012 bonuses) are included in amounts for 2014 since they ceased to be forfeitable on March 1, 2014; and

•	SBP distributions based on SBP contributions made in March 2011 (approved in connection with 2010 bonuses) are included in amounts for 2012 since they ceased to be forfeitable on March 1, 2012.

The footnotes to the Summary Compensation Table identify the amounts of those SBP distributions in March 2012 and March 2014 for individual Named Executive Officers included in Column (d). No SBP contributions were made in 2012, so the annual bonuses for 2011 represented all amounts approved with respect to that year and, accordingly, no SBP distributions were made in March 2013. The SBP contributions made in March 2014 (in connection with 2013 bonuses) were distributed in March 2015 and would be reflected in future Summary Compensation Tables as compensation in 2015 if the recipient is a Named Executive Officer for that year. For additional information, see “Compensation Discussion and Analysis – Background Information Regarding the Supplemental Bonus Plan (SBP)” above.

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

Stock Options and Restricted Stock.    Under applicable SEC rules, the Summary Compensation Table reflects the full amount of the grant date fair value of option grants and restricted stock grants in the year in which the grant is made and no amount of compensation in any other year, regardless of the vesting schedule of the grant. As a result, the compensation of our executive officers reported in the Summary Compensation Table may vary greatly from year to year (and did from 2013 to 2014), depending on which years grants were made to specific WebMD executive officers and the size of the grants made. In addition, grants made to a newly hired executive officer at the time he or she joins WebMD, which may be larger than grants made to existing executive officers with comparable responsibilities in that year, may make it appear that he or she is more highly compensated than those other executive officers and may not be indicative of the compensation that would be reported for such individual in future years if he or she continues to be a Named Executive Officer. The Compensation Committee considers the vesting schedule of grants made under equity compensation plans to be an important term of such grants and believes that it is appropriate, in its consideration of the timing and amount of specific grants it approves, to view the value of such grants to be deemed distributed over the period of vesting, rather than assigned solely to the year of grant.

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

Outstanding Equity Awards at End of 2014

The following table presents information regarding the outstanding equity awards held by each Named Executive Officer as of December 31, 2014, including the vesting dates for the portions of these awards that had not vested as of that date.

(a)	(b)	(c)		(d)	(e)	(f)	(g)		(h)	(i)
	Option Awards(1)						Stock Awards(2)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Grant Date	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)		Stock Award Grant Date	Market Value of Shares of Stock That Have Not Vested ($)(3)
David J. Schlanger	75,000	225,000	(4)	33.40	8/11/13	8/11/23	37,500	(4)	8/11/13	1,483,125
	20,000	20,000	(5)	27.94	5/08/13	5/08/23	20,000	(6)	5/08/13	791,000
	20,000	—		13.15	11/14/12	11/14/22	—		—	—
	—	12,500	(4)	22.40	5/21/12	5/21/22	2,500	(4)	5/21/12	98,875
	22,500	7,500	(4)	30.26	10/11/11	10/11/21	1,500	(4)	10/11/11	59,325
	10,000	—		23.61	12/10/08	12/10/18	—		—	—

Peter Anevski	—	150,000	(7)	38.65	12/18/13	12/18/23	30,000	(7)	12/18/13	1,186,500
	7,500	7,500	(5)	27.94	5/08/13	5/08/23	10,000	(8)	5/08/13	395,500
	32,500	—		13.15	11/14/12	11/14/22	—		—	—
	—	22,500	(4)	22.40	5/21/12	5/21/22	5,000	(4)	5/21/12	197,750
	24,000	8,000	(4)	30.00	9/21/11	9/21/21	1,500	(4)	9/21/11	59,325
	—	—		—	—	—	1,000	(4)	3/24/11	39,550
	25,000	—		46.81	6/28/10	6/28/20	—		—	—
	3,000	—		23.61	12/10/08	12/10/18	—		—	—

Michael B. Glick	—	75,000	(7)	38.65	12/18/13	12/18/23	15,000	(7)	12/18/13	593,250
	—	—		—	—	—	5,000	(9)	3/01/13	197,750
	25,000	—		13.15	11/14/12	11/14/22	—		—	—
	—	—		—	—	—	4,000	(4)	5/16/12	158,200
	12,500	7,500	(4)	30.00	9/21/11	9/21/21	1,250	(4)	9/21/11	49,438
	—	—		—	—	—	750	(4)	3/24/11	29,663
	25,000	—		46.81	6/28/10	6/28/20	—		—	—

Douglas W. Wamsley	—	75,000	(7)	38.65	12/18/13	12/18/23	15,000	(7)	12/18/13	593,250
	—	—		—	—	—	5,000	(9)	3/01/13	197,750
	25,000	—		13.15	11/14/12	11/14/22	—		—	—
	56,250	18,750	(4)	36.62	7/23/11	7/23/21	3,000	(4)	7/23/11	118,650

Martin J. Wygod	—	50,000	(7)	38.65	12/18/13	12/18/23	50,000	(7)	12/18/13	1,977,500
	—	—		—	—	—	50,000	(6)	5/08/13	1,977,500
	87,500	87,500	(4)	29.44	9/25/11	9/25/21	—		—	—
	—	—		—	—	—	23,216	(4)	2/11/11	918,193

Steven Zatz, M.D.	75,000	225,000	(4)	33.40	8/11/13	8/11/23	37,500	(4)	8/11/13	1,483,125
	—	—		—	—	—	10,000	(9)	3/01/13	395,500
	40,000	—		13.15	11/14/12	11/14/22	—		—	—
	56,250	18,750	(4)	36.62	7/23/11	7/23/21	3,000	(4)	7/23/11	118,650

(1)	Each grant reported in the table above was granted under, and is subject to, the 2005 Plan. The option expiration date shown in Column (f) above is the normal expiration date, and the last date that the options may be exercised. For each Named Executive Officer, the unexercisable options shown in Column (c) above are also unvested. Unvested options are generally forfeited if the Named Executive Officer’s employment terminates, except to the extent otherwise provided in an employment agreement. For information regarding the effect on vesting of options as a result of the death, disability or termination of employment of a Named Executive Officer or a change of control of WebMD, see “Compensation Discussion and Analysis – Compensation Following Termination of Employment or a Change of Control” above and “Potential Payments and Other Benefits Upon Termination of Employment or a Change of Control” below. The exercisable options shown in Column (b) above, and any unexercisable options shown in Column (c) above that subsequently become exercisable, will generally expire earlier than the normal expiration date if the Named Executive Officer’s employment terminates, except as otherwise specifically provided in the Named Executive Officer’s employment agreement. For a description of the material terms of the Named Executive Officer’s employment agreements, see “Employment Agreements with Named Executive Officers” below.

(2)

Unvested shares of restricted stock are generally forfeited if the Named Executive Officer’s employment terminates, except to the extent otherwise provided in an employment agreement or award agreement. The stock awards held by our Named Executive Officers are subject to accelerated or continued vesting in connection with a change of control of WebMD and upon certain terminations of employment, as discussed above under “Compensation Discussion and Analysis – Compensation Following Termination of Employment or a Change of Control” and described below under “Employment Agreements with Named Executive Officers” and “Potential Payments and Other Benefits Upon Termination of Employment or a Change of Control.” Except as otherwise indicated in those sections, unvested stock awards will generally be forfeited if a Named Executive Officer’s employment terminates.

(3)	The market or payout value of stock awards reported in Column (i) is computed by multiplying the number of shares of WebMD Restricted Stock reported in Column (g) by $39.55, the closing market price of WebMD Common Stock on December 31, 2014.

(4)	Vesting schedule: 25% of the original amount granted on each of the first, second, third and fourth anniversaries of the date of the grant.

(5)	Vesting schedule: 50% of the original amount granted on each of the first and second anniversaries of the date of the grant.

(6)	Vesting schedule: 1/3 of the original amount granted on each of the first, second and third anniversaries of the date of the grant.

(7)	Vesting schedule: 1/3 of the original amount granted on each of the second, third and fourth anniversaries of the date of grant.

(8)	All shares outstanding are scheduled to vest on May 8, 2016.

(9)	All shares outstanding are scheduled to vest on March 1, 2016.

Additional Information Regarding Awards.    Each option to purchase WebMD Common Stock listed in the table above was granted under the 2005 Plan. All such option grants to Named Executive Officers were made with a per-share exercise price equal to the fair market value of a share of WebMD Common Stock on the grant date. For these purposes, and in accordance with the terms of the 2005 Plan and WebMD’s option grant practices, the fair market value is equal to the closing price of a share of WebMD Common Stock on the Nasdaq Global Select Market on the grant date. Once vested, each such stock option will generally remain exercisable until its normal expiration date. For information regarding the effect on the vesting and exercisability of these stock options as a result of the death, disability or termination of employment of a Named Executive Officer or a change of control of WebMD, see “Potential Payments and Other Benefits Upon Termination of Employment or a Change of Control” and “Employment Agreements with Named Executive Officers” below. If a Named Executive Officer’s employment were terminated for cause, outstanding stock options (whether vested or unvested) would immediately terminate.

Each share of WebMD Restricted Stock listed in the table above was granted under the 2005 Plan. Grants of shares of WebMD Restricted Stock are subject to certain restrictions, including restrictions on transferability, until they vest. For information regarding the effect on the vesting of these shares of WebMD Restricted Stock as a result of the death, disability or termination of employment of a Named Executive Officer or a change of control of WebMD, see “Potential Payments and Other Benefits Upon Termination of Employment or a Change of Control” and “Employment Agreements with Named Executive Officers” below. If a Named Executive Officer’s employment were terminated for cause, unvested shares of WebMD Restricted Stock would be forfeited. Prior to vesting, holders of shares of WebMD Restricted Stock have voting power with respect to those shares, but do not have the right to receive dividends, if any, that are declared on those shares.

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

Option Exercises and Stock Vested in 2014

The following table presents information regarding the exercise of options to purchase WebMD Common Stock by our Named Executive Officers during 2014, and regarding the vesting during 2014 of WebMD Restricted Stock. Please note that the amounts reported for “Value Realized” in Columns (c) and (e) represent gain over a period of years; we do not consider all such gain to be 2014 compensation and, under applicable SEC rules, none of such gain is included in 2014 compensation in the Summary Compensation Table.

(a)	(b)	(c)	(d)	(e)
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
David J. Schlanger	82,500	2,236,300	25,250	1,114,515
Peter Anevski	85,000	2,456,775	16,250	683,485
Michael B. Glick	35,000	1,055,500	10,250	440,170
Douglas W. Wamsley	60,000	1,753,700	10,500	483,120
Martin J. Wygod	461,656	10,722,745	66,967	2,973,889
Steven Zatz, M.D.	90,000	2,591,000	28,000	1,293,770

(1)	The dollar amounts shown in Column (c) above for option awards are determined by multiplying (i) the number of shares for which the option was exercised by (ii) the difference between (1) the per-share closing price of WebMD Common Stock on the date of exercise (or, for any shares sold on the date of exercise, the actual sale price received) and (2) the exercise price of the options.

(2)	The dollar amounts shown in Column (e) above for stock awards are determined by multiplying the number of shares that vested by the per-share closing price of WebMD Common Stock on the vesting date.

Potential Payments and Other Benefits Upon Termination of Employment or a Change of Control

Background and Assumptions.    In this section, we provide tables containing estimates (rounded to the nearest $1,000) of (a) amounts that may become payable to our Named Executive Officers as a result of a termination of employment under specific circumstances or as a result of a change of control and (b) the value of other benefits they may become entitled to receive as a result of such termination or change of control under employment agreements and equity grant agreements. For a general discussion of matters relating to compensation that may become payable by WebMD after termination of employment or a change of control, see “Compensation Discussion and Analysis – Compensation Following Termination of Employment or a Change of Control” above, and for a detailed description of the applicable provisions of the employment agreements of our Named Executive Officers, see “Employment Agreements with Named Executive Officers” below. Under those agreements, the amount and types of payment and other benefits vary depending on whether the termination is as a result of death or disability, is with or without cause, is a resignation with or without good reason and/or is in connection with a change of control. The terms used in the tables have the meanings given to them in each Named Executive Officer’s employment agreement, as described under “Employment Agreements with Named Executive Officers” below. In estimating, solely for purposes of the tables below, the amount of any potential payments to Named Executive Officers and the value of other benefits they may become entitled to receive:

•

We have assumed, as prescribed by applicable SEC rules, that the applicable triggering event (i.e., termination of employment or change of control) occurred on December 31, 2014 and, accordingly, we have used

–

a price per share of WebMD Common Stock of $39.55 (the closing price per share on that date), including in calculating the value of Restricted Stock and the amount realizable from exercise of options to purchase WebMD Common Stock, and

–	the employment agreement terms and annual salary rate in effect, for the respective Named Executive Officers, on that date.

•	We have treated the right to continue to vest in options after termination as if the vesting had accelerated to December 31, 2014.

•

We have assumed that, as of December 31, 2014, any required transition periods, following a Change of Control, before a Named Executive Officer can resign for Good Reason (or otherwise unilaterally resign) have been met and that the Named Executive Officer is entitled, as of December 31, 2014, to any cash payments, any continuation of vesting and exercisability of options, any acceleration of vesting of restricted stock and any other benefits as if the transition period had already been completed.

•

The amount of the bonus for 2014 to be included in or otherwise used to determine “Cash Severance” for purposes of these tables is the larger of: (a) the actual amount for 2014 (including both the cash bonus and the SBP Contribution), even though it was not determined until February 2015; and (b) the bonus amount that would have been payable for 2014 under the applicable employment agreement upon a termination as of December 31, 2014.

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

•

In the row entitled “Health and Welfare Benefits Continuation” in each of the tables in this section, the amounts are based upon the current cost to our company of these benefits per employee (with an estimate for individual coverage after expiration of the applicable COBRA period for Mr. Wygod) and are net of amounts that the executives would continue to be responsible for. Under his employment agreement, Mr. Wygod is eligible to continue to participate in our health and welfare plans (or comparable plans) for three years. For Messrs. Schlanger, Anevski, Wamsley and Glick and Dr. Zatz, we include only the COBRA premium that would have applied upon a termination on December 31, 2014. In addition, we have not made any reduction in the applicable amounts included in the tables below to reflect the fact that the obligation to continue benefits or reimbursement ceases in the event the executive becomes eligible for comparable coverage with a subsequent employer.

•

For purposes of calculating amounts payable upon termination without cause following a change of control of WebMD, we have treated Supplemental Bonus Plan awards held in the Supplemental Bonus Trust as of December 31, 2014 as payable to participants in accordance with the terms of their respective employment agreements and the Supplemental Bonus Plan.

•	We have assumed that the Named Executive Officers have no accrued and unused vacation on December 31, 2014.

If the benefits payable to Mr. Wygod in connection with a change of control would be considered an excess parachute payment under Section 280G and subject to the excise tax imposed under Section 4999 of the Code (which we refer to as the Section 280G Excise Tax), WebMD has agreed to make an additional payment to him so that the net amount of such payment (after taxes) that he receives is sufficient to pay the Section 280G Excise Tax due. We note that the determination of whether a payment is a “parachute payment” is a facts and circumstances test. For purposes of the tables below, we have calculated the Section 280G Excise Tax (and related gross-up payment, if any) on the basis of IRS regulations and Rev. Proc. 2003-68 and have assumed that Mr. Wygod’s outstanding equity awards would be accelerated and terminated in exchange for a cash payment upon the change of control. The value of this acceleration (and thus the amount of the additional payment) would be slightly higher if the accelerated awards were assumed by the acquiring company rather than terminated upon the transaction. For purposes other than calculating the Section 280G Excise Tax, we have calculated the value of any option or stock award that may be accelerated in connection with a change of control to be the amount Mr. Wygod can realize from such award as of December 31, 2014: for options, that is the market price of the shares that would be received upon exercise, less the applicable exercise price; and for restricted stock, that is the market value of the shares that would vest. No other Named Executive Officer has the right to receive any tax gross-up payments from WebMD.

Tables. Assuming employment was terminated on December 31, 2014 for the respective Named Executive Officers, the following tables provide information regarding the estimated value, using the methodologies and assumptions described above, of the payments and benefits they would be entitled to receive.

David J. Schlanger

Executive Benefits and Payments	Voluntary Termination for “Good Reason”	Voluntary Termination in Connection with a “Change of Control”	Other Voluntary Termination	Permanent Disability or Death	Involuntary Termination for “Cause”	Involuntary Termination without “Cause”	Termination of Employment without “Cause” or for “Good Reason” Following a “Change of Control”
Cash Severance	1,150,000	1,150,000	-0-	165,000	-0-	1,150,000	1,315,000
Stock Options	-0-	1,900,000	-0-	1,900,000	-0-	-0-	1,900,000
Restricted Stock	-0-	2,274,000	-0-	2,432,000	-0-	-0-	2,274,000
Health and Welfare Benefits Continuation	16,000	16,000	-0-	-0-	-0-	16,000	16,000
280G Tax Gross-Up	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	1,166,000	5,340,000	-0-	4,497,000	-0-	1,166,000	5,505,000

Peter Anevski

Executive Benefits and Payments	Voluntary Termination for “Good Reason”	Voluntary Termination in Connection with a “Change of Control”	Other Voluntary Termination	Permanent Disability or Death	Involuntary Termination for “Cause”	Involuntary Termination without “Cause”	Termination of Employment without “Cause” or for “Good Reason” Following a “Change of Control”
Cash Severance	850,000	-0-	-0-	148,000	-0-	850,000	998,000
Stock Options	-0-	-0-	-0-	684,000	-0-	-0-	401,000
Restricted Stock	-0-	-0-	-0-	1,879,000	-0-	-0-	791,000
Health and Welfare Benefits Continuation	17,000	-0-	-0-	-0-	-0-	17,000	17,000
280G Tax Gross-Up	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	867,000	-0-	-0-	2,711,000	-0-	867,000	2,207,000

Michael B. Glick

Executive Benefits and Payments	Voluntary Termination for “Good Reason”	Voluntary Termination in Connection with a “Change of Control”	Other Voluntary Termination	Permanent Disability or Death	Involuntary Termination for “Cause”	Involuntary Termination without “Cause”	Termination of Employment without “Cause” or for “Good Reason” Following a “Change of Control”
Cash Severance	550,000	-0-	-0-	70,000	-0-	550,000	620,000
Stock Options	-0-	-0-	-0-	139,000	-0-	-0-	23,000
Restricted Stock	-0-	-0-	-0-	1,028,000	-0-	-0-	396,000
Health and Welfare Benefits Continuation	1,000	-0-	-0-	-0-	-0-	1,000	1,000
280G Tax Gross-Up	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	551,000	-0-	-0-	1,237,000	-0-	551,000	1,040,000

Douglas W. Wamsley

Executive Benefits and Payments	Voluntary Termination for “Good Reason”	Voluntary Termination in Connection with a “Change of Control”	Other Voluntary Termination	Permanent Disability or Death	Involuntary Termination for “Cause”	Involuntary Termination without “Cause”	Termination of Employment without “Cause” or for “Good Reason” Following a “Change of Control”
Cash Severance	550,000	-0-	-0-	70,000	-0-	550,000	620,000
Stock Options	-0-	-0-	-0-	122,000	-0-	-0-	77,000
Restricted Stock	-0-	-0-	-0-	910,000	-0-	-0-	396,000
Health and Welfare Benefits Continuation	17,000	-0-	-0-	-0-	-0-	17,000	17,000
280G Tax Gross-Up	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	567,000	-0-	-0-	1,102,000	-0-	567,000	1,110,000

Martin J. Wygod

Executive Benefits and Payments(1)	Voluntary Termination for “Good Reason”	Voluntary Termination in Connection with a “Change of Control”	Other Voluntary Termination	Permanent Disability or Death	Involuntary Termination for “Cause”	Involuntary Termination without “Cause”	Termination of Employment without “Cause” or for “Good Reason” Following a “Change of Control”
Cash Severance(2)	5,725,000	5,895,000	5,725,000	5,895,000	-0-	5,725,000	5,895,000
Stock Options	930,000	930,000	-0-	930,000	-0-	930,000	930,000
Restricted Stock	4,873,000	4,873,000	-0-	4,873,000	-0-	4,873,000	4,873,000
Health and Welfare Benefits Continuation	51,000	51,000	51,000	51,000	-0-	51,000	51,000
280G Tax Gross-Up(3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	11,579,000	11,749,000	5,776,000	11,749,000	-0-	11,579,000	11,749,000

(1)	As more fully described under “Employment Agreements with Named Executive Officers – Martin J. Wygod” below, in connection with the Merger of HLTH and WebMD in 2009, Mr. Wygod agreed to remain Executive Chairman notwithstanding the terms of his employment agreement. Accordingly, his agreement was amended to provide that he may resign with or without Good Reason and receive his cash severance.

(2)	Such cash severance consists of salary and bonus for three years, with (a) the annual salary amount being $975,000, the salary in effect immediately prior to the Merger and (b) the annual bonus amount being $933,333, determined by averaging the bonus amounts received by Mr. Wygod for the three years prior to the Merger.

(3)	We have assumed, solely for purposes of preparing this table, that the salary continuation portion of the severance is the only portion of the benefits that constitutes “reasonable compensation” for the restrictive covenants to which the executive is bound following the termination of employment. Accordingly, we have not treated the salary continuation portion as a parachute payment for purposes of Section 280G. Such assumption may change at the time of an actual change of control.

Steven Zatz, M.D.

Executive Benefits and Payments	Voluntary Termination for “Good Reason”	Voluntary Termination in Connection with a “Change of Control”	Other Voluntary Termination	Permanent Disability or Death	Involuntary Termination for “Cause”	Involuntary Termination without “Cause”	Termination of Employment without “Cause” or for “Good Reason” Following a “Change of Control”
Cash Severance	1,125,000	1,125,000	-0-	157,000	-0-	1,125,000	1,282,000
Stock Options	-0-	1,439,000	-0-	1,439,000	-0-	-0-	1,439,000
Restricted Stock	-0-	1,879,000	-0-	1,997,000	-0-	-0-	1,879,000
Health and Welfare Benefits Continuation	17,000	17,000	-0-	-0-	-0-	17,000	17,000
280G Tax Gross-Up	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	1,142,000	4,460,000	-0-	3,593,000	-0-	1,142,000	4,617,000

Employment Agreements with Named Executive Officers

The following are summaries of the employment agreements with our Named Executive Officers. The agreements provide the general framework and some of the specific terms for the compensation of the Named Executive Officers. Approval of the Compensation Committee is required prior to WebMD entering into employment agreements with its executive officers or any amendments to those agreements. However, many of the decisions relating to the compensation of our Named Executive Officers for a specific year made by the Compensation Committee are implemented without changes to the general terms of employment set forth in those agreements. With respect to 2014, those decisions and their implementation are discussed earlier in this “Executive Compensation” section.

Some of the employment agreement summaries below refer to the definition of “Change of Control” used in the 2005 Plan. That definition is described in Item 10 above under the heading “Non-Employee Director Compensation – Option Grants.”

David J. Schlanger

WebMD entered into an employment agreement with Mr. Schlanger, effective in May 2013 when Mr. Schlanger became Interim Chief Executive Officer of WebMD, and it was amended on August 11, 2013 when he became Chief Executive Officer. The following is a description of Mr. Schlanger’s employment agreement with WebMD, as amended:

•	Mr. Schlanger’s base salary rate is $525,000 per year. No change has been made to this rate since it was set in August 2013.

•

Mr. Schlanger’s target bonus is 150% of his base salary, with the actual amount of any such bonus to be determined by the Compensation Committee in its discretion. In February 2015, the Compensation Committee approved a 2014 annual bonus of $437,500 for Mr. Schlanger, which was paid to him in March 2015. In addition, the Compensation Committee approved a 2014 SBP Contribution of $187,500 for Mr. Schlanger. For addition information, see “Compensation Discussion and Analysis – Use of Specific Types of Compensation for 2014 – 2014 Bonuses and Supplemental Bonus Plan Contributions” above.

•

No grants of options or WebMD Restricted Stock were made to Mr. Schlanger in 2014. On March 25, 2015, the Compensation Committee granted to Mr. Schlanger 40,000 shares of WebMD Restricted Stock and options to purchase 80,000 shares of WebMD Common Stock with an exercise price of $42.99 per share, the closing price of WebMD Common Stock on March 25, 2015, the date of grant. The options are scheduled to expire on the tenth anniversary of the date of grant. For the grants of both the WebMD Restricted Stock and the options, one-half of the amount granted is scheduled to vest on each of the second and third anniversaries of the date of grant. For information regarding prior grants to Mr. Schlanger, see “Executive Compensation Tables” above.

•

Under the employment agreement, in the event of a termination of Mr. Schlanger’s employment by WebMD without Cause or by him for Good Reason, he would be entitled to: continue to receive his base salary for one year from the date of termination; receive certain amounts in respect of COBRA premiums until the earlier of one year following his termination and the date upon which he receives comparable coverage under another plan; and if the date of termination is on or after July 1 of any year and before bonuses for that year are paid, to receive the bonus he would have received for that year, payable at the time bonuses for that year are paid to other executives. In addition, if the termination by WebMD without Cause or the resignation by him for Good Reason occurs following a Change of Control of WebMD or if Mr. Schlanger resigns after one year following a Change of Control, the WebMD Restricted Stock granted to him in 2013 and all options to purchase WebMD Common Stock granted to him that were outstanding as of August 11, 2013 (including the grant made to him on that date, as described above) would be deemed fully vested and the options would remain outstanding for one year from the date of termination.

•

With respect to the grants of WebMD Restricted Stock and of options to purchase WebMD Common Stock made to Mr. Schlanger on March 25, 2015, those grants would be deemed fully vested on the date of termination and the options would remain outstanding for the remainder of their term, but only if there was a termination by WebMD without Cause or by Mr. Schlanger for Good Reason after a Change of Control. Accelerated vesting of the March 25, 2015 grants will not occur upon a resignation by Mr. Schlanger following a Change in Control unless that resignation is for “Good Reason” (as defined in his employment agreement and described below).

•

In addition, if the termination by WebMD without Cause or the resignation by him for Good Reason occurs following a Change of Control of WebMD, Mr. Schlanger shall be entitled to receive the Supplemental Bonus Plan contribution made by WebMD on his behalf for the most recent year, if not previously distributed to him.

•	For purposes of the employment agreement:

–	“Change of Control” has the same definition used in the 2005 Plan;

–

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

–

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

Peter Anevski

In connection with Mr. Anevski becoming Chief Financial Officer of WebMD in May 2013, the Compensation Committee approved the terms of a new employment agreement between WebMD and Mr. Anevski. The following is a description of Mr. Anevski’s employment agreement with WebMD:

•	Mr. Anevski’s base salary rate is $425,000 per year. No change has been made to this rate since it was set in May 2013.

•

Mr. Anevski’s target bonus is 100% of his base salary, with the actual amount of any such bonus to be determined by the Compensation Committee in its discretion. In February 2015, the Compensation Committee approved a 2014 annual bonus of $297,500 for Mr. Anevski, which was paid to him in March 2015. In addition, the Compensation Committee approved a 2014 SBP Contribution of $127,500 for

Mr. Anevski. For addition information, see “Compensation Discussion and Analysis – Use of Specific Types of Compensation for 2014 – 2014 Bonuses and Supplemental Bonus Plan Contributions” above.

•

No grants of options or WebMD Restricted Stock were made to Mr. Anevski in 2014. On March 25, 2015, the Compensation Committee granted to Mr. Anevski 40,000 shares of WebMD Restricted Stock and options to purchase 80,000 shares of WebMD Common Stock with an exercise price of $42.99 per share, the closing price of WebMD Common Stock on March 25, 2015, the date of grant. The options are scheduled to expire on the tenth anniversary of the date of grant. For the grants of both the WebMD Restricted Stock and the options, one-half of the amount granted is scheduled to vest on each of the second and third anniversaries of the date of grant. For information regarding prior grants to Mr. Anevski, see “Executive Compensation Tables” above.

•

Under the employment agreement, in the event of a termination of Mr. Anevski’s employment by WebMD without Cause or by him for Good Reason, Mr. Anevski would be entitled to: continue to receive his base salary for one year from the date of termination; receive certain amounts in respect of COBRA premiums until the earlier of one year following his termination and the date upon which he receives comparable coverage under another plan; and if the date of termination is on or after December 31 but prior to bonuses being paid for the completed year, to receive any earned but unpaid bonus at the time bonuses for that year are paid to other executives. If such termination occurs following a Change of Control (as defined in the 2005 Plan) of WebMD, he would also be entitled to the following:

–

the remaining unvested portion, as of the date of termination, of the WebMD Restricted Stock granted to him on May 8, 2013 and March 25, 2015 would vest in full upon such termination and the WebMD options granted to him on March 25, 2015 will also vest in full upon such termination and remain outstanding through the original 10 year term;

–

the option grant made to him on May 8, 2013 and any other options held at the date of termination (other than the options granted in 2015) would continue to vest as scheduled through the next vesting date of such grant following the termination of his employment so long as such termination occurred within 12 months following the Change of Control;

–

the next scheduled vesting of the WebMD Restricted Stock granted to him on December 18, 2013 would be accelerated to the date of termination and the options subject to the next scheduled vesting of the grant made to him on that date would remain outstanding and continue to vest until the scheduled vesting date; and

–	the Supplemental Bonus Plan contribution made by WebMD on his behalf for the most recent year, if not previously distributed to him.

•	For purposes of the employment agreement:

–	a “Change of Control” has the same definition used in the 2005 Plan.

–

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

–

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

Michael B. Glick

We are party to an employment agreement with Michael Glick, which was entered into on February 11, 2011, and amended on March 5, 2013. Mr. Glick began serving as Executive Vice President and Co-General Counsel in May 2012. The following is a description of Mr. Glick’s employment agreement with us, as amended:

•	Mr. Glick’s base salary rate is $350,000 per year. No change has been made to this rate since March 2013.

•

Mr. Glick’s target bonus is 43% of his base salary, with the actual amount of any such bonus to be determined by the Compensation Committee in its discretion. In February 2015, the Compensation Committee approved a 2014 annual bonus of $140,000 for Mr. Glick, which was paid to him in March 2015. In addition, the Compensation Committee approved a 2014 SBP Contribution of $60,000 for Mr. Glick. For addition information, see “Compensation Discussion and Analysis – Use of Specific Types of Compensation for 2014 – 2014 Bonuses and Supplemental Bonus Plan Contributions” above.

•

No grants of options or WebMD Restricted Stock were made to Mr. Glick in 2014. On March 25, 2015, the Compensation Committee granted to Mr. Glick 16,000 shares of WebMD Restricted Stock and options to purchase 42,500 shares of WebMD Common Stock with an exercise price of $42.99 per share, the closing price of WebMD Common Stock on March 25, 2015, the date of grant. The options are scheduled to expire on the tenth anniversary of the date of grant. For the grants of both the WebMD Restricted Stock and the options, one-half of the amount granted is scheduled to vest on each of the second and third anniversaries of the date of grant. For information regarding prior grants to Mr. Glick, see “Executive Compensation Tables” above.

•

Under the employment agreement, in the event of a termination of Mr. Glick’s employment by WebMD without Cause or by him for Good Reason, Mr. Glick would be entitled to: continue to receive his base salary for one year from the date of termination; receive certain amounts in respect of COBRA premiums until the earlier of one year following his termination and the date upon which he receives comparable coverage under another plan; and if the date of termination is on or after July 1 of that year and before bonuses for that year are paid, to receive the bonus he would have received for that year, payable at the time bonuses for that year are paid to other executives. If such termination occurs following a Change of Control (as defined in the 2005 Plan) of WebMD:

–

the remaining unvested portion, as of the date of the termination, of the WebMD Restricted Stock granted to him on March 1, 2013 and March 25, 2015 would vest in full upon such termination and the WebMD options granted to him on March 25, 2015 will also vest in full upon such termination and remain outstanding through the original 10 year term;

–

the next scheduled vesting of the WebMD Restricted Stock granted to him on December 18, 2013 would be accelerated to the date of termination and the options subject to the next scheduled vesting of the grant made to him on that date would remain outstanding and continue to vest until the scheduled vesting date; and

–	he would be entitled to receive the Supplemental Bonus Plan contribution made by WebMD on his behalf for the most recent year, if not previously distributed to him.

•

For purposes of the employment agreement, the definitions of “Change of Control,” “Cause” and “Good Reason” are substantially the same as those contained in Mr. Anevski’s agreement described above, except that they reference Mr. Glick’s position and responsibilities where applicable.

Mr. Glick is also a party to a related Trade Secret and Proprietary Information Agreement that contains confidentiality obligations that survive indefinitely. The agreement also includes non-solicitation provisions that prohibit him from hiring WebMD’s employees or soliciting any of WebMD’s clients or customers with whom he had a relationship during the time he was employed by WebMD, and non-competition provisions that prohibit him from being involved in a business that competes with WebMD’s business or that competes with any other business engaged in by any affiliates of WebMD if he is directly involved in such business. The non-solicitation and non-competition obligations end on the first anniversary of the date his employment ceases. The post-employment payments and benefits that may be due would be subject to Mr. Glick’s compliance with the restrictive covenants applicable to him under the employment agreement and the Trade Secret and Proprietary Information Agreement.

Douglas W. Wamsley

We are party to an employment agreement with Douglas Wamsley, which was entered into on July 14, 2005, and amended on each of December 14, 2008 and March 5, 2013. The following is a description of Mr. Wamsley’s employment agreement with us, as amended:

•	Mr. Wamsley’s base salary rate is $350,000 per year. No change has been made to this rate since March 2013.

•

Mr. Wamsley’s target bonus is 43% of his base salary, with the actual amount of any such bonus to be determined by the Compensation Committee in its discretion. In February 2015, the Compensation Committee approved a 2014 annual bonus of $140,000 for Mr. Wamsley, which was paid to him in March 2015. In addition, the Compensation Committee approved a 2014 SBP Contribution of $60,000 for Mr. Wamsley. For addition information, see “Compensation Discussion and Analysis – Use of Specific Types of Compensation for 2014 – 2014 Bonuses and Supplemental Bonus Plan Contributions” above.

•

No grants of options or WebMD Restricted Stock were made to Mr. Wamsley in 2014. On March 25, 2015, the Compensation Committee granted to Mr. Wamsley 16,000 shares of WebMD Restricted Stock and options to purchase 42,500 shares of WebMD Common Stock with an exercise price of $42.99 per share, the closing price of WebMD Common Stock on March 25, 2015, the date of grant. The options are scheduled to expire on the tenth anniversary of the date of grant. For the grants of both the WebMD Restricted Stock and the options, one-half of the amount granted is scheduled to vest on each of the second and third anniversaries of the date of grant. For information regarding prior grants to Mr. Wamsley, see “Executive Compensation Tables” above.

•

Under the employment agreement, in the event of a termination of Mr. Wamsley’s employment by WebMD without Cause or by him for Good Reason, Mr. Wamsley would be entitled to: continue to receive his base salary for one year from the date of termination; receive certain amounts in respect of COBRA premiums until the earlier of one year following his termination and the date upon which he receives comparable coverage under another plan; and if the date of termination is on or after July 1 of that year and before bonuses for that year are paid, to receive the bonus he would have received for that year, payable at the time bonuses for that year are paid to other executives. If such termination occurs following a Change of Control (as defined in the 2005 Plan) of WebMD:

–	the WebMD options granted to him on July 23, 2011 would continue to vest as scheduled through the next vesting date of such grant following the termination of employment;

–

the remaining unvested portion, as of the date of the termination, of the WebMD Restricted Stock granted to him on March 1, 2013 and March 25, 2015 would vest in full upon such termination and the WebMD options granted to him on March 25, 2015 will also vest in full upon such termination and remain outstanding through the original 10 year term;

–

the next scheduled vesting of the WebMD Restricted Stock granted to him on December 18, 2013 would be accelerated to the date of termination and the options subject to the next scheduled vesting of the grant made to him on that date would remain outstanding and continue to vest until the scheduled vesting date; and

–	he would be entitled to receive the Supplemental Bonus Plan contribution made by WebMD on his behalf for the most recent year, if not previously distributed to him.

•

For purposes of the employment agreement, the definitions of “Change of Control,” “Cause” and “Good Reason” are substantially the same as those contained in Mr. Anevski’s agreement described above, except that they reference Mr. Wamsley’s position and responsibilities where applicable.

Mr. Wamsley is also a party to a related Trade Secret and Proprietary Information Agreement that contains confidentiality obligations that survive indefinitely. The agreement also includes non-solicitation provisions that prohibit him from hiring WebMD’s employees or soliciting any of WebMD’s clients or customers with whom he had a relationship during the time he was employed by WebMD, and non-competition provisions that prohibit him from being involved in a business that competes with WebMD’s business or that competes with any other business engaged in by any affiliates of WebMD if he is directly involved in such business. The non-solicitation and non-competition obligations end on the first anniversary of the date his employment ceases. The post-employment payments and benefits that may be due would be subject to Mr. Wamsley’s compliance with the restrictive covenants applicable to him under the employment agreement and the Trade Secret and Proprietary Information Agreement.

Martin J. Wygod

Mr. Wygod entered into an employment agreement with HLTH dated as of August 3, 2005, which was amended on each of February 1, 2006, December 1, 2008 (the “2008 Amendment”), December 29, 2008 and July 9, 2009 (the “2009 Amendment”). WebMD assumed the employment agreement upon the closing of the Merger in October 2009 and it has been further amended, since then, on September 21, 2011 and September 25, 2011. The following is a description of the employment agreement, as amended:

•	Mr. Wygod’s base salary rate is $490,000 per year. No change has been made to this rate since September 2011.

•

The amount of any bonus payable to Mr. Wygod is in the discretion of the WebMD Compensation Committee. In February 2015, the Compensation Committee approved a 2014 annual bonus of $350,000 for Mr. Wygod, which was paid to him in March 2015. In addition, the Compensation Committee approved a 2014 SBP Contribution of $150,000 for Mr. Wygod. See “Compensation Discussion and Analysis – Use of Specific Types of Compensation for 2014 – 2014 Bonuses and Supplemental Bonus Plan Contributions” above.

•

No grants of options or WebMD Restricted Stock were made to Mr. Wygod in 2014. On March 25, 2015, the Compensation Committee granted to Mr. Wygod 60,000 shares of WebMD Restricted Stock. One-half of the amount granted is scheduled to vest on each of the second and third anniversaries of the date of grant. For information regarding prior grants of WebMD Restricted Stock and options to purchase WebMD Common Stock made to Mr. Wygod, see “Executive Compensation Tables” above.

•

The 2008 Amendment extended the employment period, under the employment agreement, through December 31, 2012 and thereafter on a month-to-month basis. A non-renewal by WebMD would be treated as a termination without “Cause” (as that term is described below) and have the consequences described below. Pursuant to the 2008 Amendment, upon the closing of the Merger, (i) Mr. Wygod’s employment would have terminated, (ii) Mr. Wygod would have become a non-executive Chairman of the Board of WebMD and (iii) Mr. Wygod would have been entitled to receive the cash severance and benefits provided in the employment agreement (described below). However, HLTH, WebMD and Mr. Wygod agreed, in the 2009 Amendment, that Mr. Wygod would continue to serve as executive Chairman of the Board of WebMD following the Merger. The 2009 Amendment also provided that Mr. Wygod would continue to have the right, if his employment were to terminate for any reason, to receive the severance he would have received under the 2008 Amendment had he become a non-employee Chairman of the Board of WebMD upon the closing of the Merger, as had originally been contemplated. Accordingly, upon any such termination, Mr. Wygod would be entitled to the following severance benefits:

–

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

–

a bonus payment in the amount of $933,333.34 (the average of the three annual bonuses prior to the closing date of the Merger) for each of the three calendar years following the date of termination (for an aggregate of $2.8 million), with the payments to be made at such time as bonuses are paid to executive officers generally for each such year; and

–

continued participation in WebMD’s health, dental, vision and life insurance plans in which he participates on the date of termination (or reasonably equivalent plans) for three years from the date of termination (or, if earlier, until eligible for comparable coverage with a subsequent employer).

•

If Mr. Wygod’s employment is terminated by WebMD without Cause, by Mr. Wygod for Good Reason or as a result of death or disability, the vesting of all of his options and restricted stock would accelerate and his options would remain outstanding for three years (but in no event longer than the expiration of the original term). In the event of a Change in Control, Mr. Wygod’s equity would fully vest and, if his employment terminates after that, his options would remain outstanding through the expiration of the original term. In addition, all cash amounts payable to Mr. Wygod in connection with his termination on or following a Change in Control are required to be placed in a rabbi trust.

•

In addition, if the termination by WebMD without Cause or the resignation by him for Good Reason occurs following a Change of Control of WebMD, Mr. Wygod shall be entitled to receive the Supplemental Bonus Plan contribution made by WebMD on his behalf for the most recent year, if not previously distributed to him.

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

•	Dr. Zatz’s base salary rate is $500,000 per year. No change has been made to this rate since it was set in August 2013.

•

Dr. Zatz’s target bonus is 150% of his base salary, with the actual amount of any such bonus to be determined by the Compensation Committee in its discretion. In February 2015, the Compensation Committee approved a 2014 annual bonus of $437,500 for Dr. Zatz, which was paid to him in March 2015. In addition, the Compensation Committee approved a 2014 SBP Contribution of $187,500 for Dr. Zatz. For addition information, see “Compensation Discussion and Analysis – Use of Specific Types of Compensation for 2014 – 2014 Bonuses and Supplemental Bonus Plan Contributions” above.

•

No grants of options or WebMD Restricted Stock were made to Dr. Zatz in 2014. On March 25, 2015, the Compensation Committee granted to Dr. Zatz 40,000 shares of WebMD Restricted Stock and options to purchase 80,000 shares of WebMD Common Stock with an exercise price of $42.99 per share, the closing price of WebMD Common Stock on March 25, 2015, the date of grant. The options are scheduled to expire on the tenth anniversary of the date of grant. For the grants of both the WebMD Restricted Stock and the options, one-half of the amount granted is scheduled to vest on each of the second and third anniversaries of the date of grant. For information regarding prior grants to Dr. Zatz, see “Executive Compensation Tables” above.

•	In the event of the termination of Dr. Zatz’s employment by WebMD without Cause or by him for Good Reason, he would be entitled to the following under the 2013 Amendments:

–	to continue to receive his base salary for one year from the date of termination;

–	to receive certain amounts in respect of COBRA premiums until the earlier of one year following his termination and the date upon which he receives comparable coverage under another plan; and

–

if the date of termination is on or after July 1 and before bonuses for that year are paid, to receive the bonus he would have received for that year, payable at the time bonuses for that year are paid to other executives.

In addition, if the termination by WebMD without Cause or the resignation by him for Good Reason occurs following a Change of Control of WebMD or if Dr. Zatz resigns after one year following a Change of Control, the WebMD Restricted Stock granted to him in 2013 and all options to purchase WebMD Common Stock granted to him that were outstanding as of August 11, 2013 (including the grant made to him on that date, as described above) would be deemed fully vested and the options would remain outstanding for one year from the date of termination.

•

With respect to the grants of WebMD Restricted Stock and of options to purchase WebMD Common Stock made to Dr. Zatz on March 25, 2015, those grants would be deemed fully vested on the date of termination and the options would remain outstanding for the remainder of their term, but only if there was a termination by WebMD without Cause or by Dr. Zatz for Good Reason after a Change of Control. Accelerated vesting of the March 25, 2015 grants will not occur upon a resignation by Dr. Zatz following a Change in Control unless that resignation is for “Good Reason” (as defined in his employment agreement).

•

In addition, if the termination by WebMD without Cause or the resignation by him for Good Reason occurs following a Change of Control of WebMD, Dr. Zatz shall be entitled to receive the Supplemental Bonus Plan contribution made by WebMD on his behalf for the most recent year, if not previously distributed to him.

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

Kevin M. Cameron.    Kevin M. Cameron, who formerly served as Chief Executive Officer of HLTH and as a member of its Board of Directors, became a member of the Board of Directors of WebMD upon completion of the Merger. In November 2009, Mr. Cameron returned from medical leave to active employment with WebMD on a part-time basis as a Special Advisor to the Chairman. His annual salary rate is $100,000 per year. The amount of any bonus payable to Mr. Cameron is in the discretion of the WebMD Compensation Committee and no bonus was paid to him for 2014. During 2014, a total of 8,125 shares of WebMD Restricted Stock held by Mr. Cameron vested, resulting in a realized value of $360,300 (determined by multiplying the number of shares that vested by the per-share closing price of WebMD Common Stock on the applicable vesting date). During 2014, Mr. Cameron exercised a total of 105,500 options to purchase WebMD Common Stock, resulting in a realized value of $2,458,898 (determined by multiplying (i) the number of shares for which each option was exercised by (ii) the difference between (1) the per-share closing price of WebMD Common Stock on the date of exercise and (2) the exercise price of the options). During 2014, Mr. Cameron did not receive any grants of WebMD Restricted Stock or options to purchase WebMD Common Stock.

As of April 15, 2015, Mr. Cameron held: (a) non-qualified options (originally granted by HLTH prior to the Merger) to purchase 332,736 shares of WebMD Common Stock with a weighted average exercise price of $26.40 per share (all of which are vested); and (b) the following, which were granted under the 2005 Plan, (i) non-qualified options to purchase 60,000 shares of WebMD Common Stock granted on September 25, 2011 with an exercise price of $29.44, 25% of which vested on each of the first three anniversaries of the date of grant and 25% of which are scheduled to vest on September 25, 2015; and (ii) 5,625 shares of WebMD Restricted Stock granted on September 25, 2011, scheduled to vest on September 25, 2015. The following terms apply to the grants made to Mr. Cameron on September 25, 2011:

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

•

“Cause” includes (a) any willful misconduct relating, directly or indirectly, to WebMD, which if it can be cured, is not cured within 30 days following written notice from WebMD, (b) any breach of any material provision contained in Mr. Cameron’s employment agreement or any material policy which, if it can be cured, is not cured within 30 days following written notice from WebMD, and (c) conviction of a felony or crime involving moral turpitude.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of WebMD Common Stock, as of April 15, 2015 (except where otherwise indicated), by each person or entity known by us to beneficially own more than 5% of the outstanding shares of WebMD Common Stock, by each of our directors, by each of our executive officers who is a Named Executive Officer, and by all of our directors and executive officers as a group. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons listed in the table below have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

Name and Address of Beneficial Owner(1)	Common Stock(2)		Other(3)		Total Shares	Percent of Outstanding(3)
Kensico Capital Management Corporation, Michael Lowenstein and Thomas J. Coleman(4) 55 Railroad Avenue, 2nd Floor Greenwich, CT 06830	4,691,200		—		4,691,200	12.4%
Soros Fund Management LLC, George Soros and Robert Soros(5) 888 Seventh Avenue, 33rd Floor New York, NY 10106	—		3,225,400	(5)	3,225,400	7.9%
The Vanguard Group, Inc.(6) P.O. Box 2600, V26 Valley Forge, PA 19482	2,258,381		—		2,258,381	6.0%
Blackrock, Inc.(7) 55 East 52nd Street New York, NY 10022	2,128,674		—		2,128,674	5.6%
Waddell & Reed Financial, Inc. and related entities(8) 6300 Lamar Avenue Overland Park, KS 66202	2,034,275		—		2,034,275	5.4%
Mark J. Adler, M.D.	3,961		58,137		62,098	*
Peter Anevski	93,291	(9)	110,750		204,041	*
Kevin M. Cameron	209,089	(10)	377,736		586,825	1.5%
Neil F. Dimick	14,849		90,376		105,225	*
Michael B. Glick	44,970	(11)	62,500		107,470	*
Jerome C. Keller	16,201	(12)	92,400		108,601	*
James V. Manning	126,587		57,125		183,712	*
William J. Marino	1,515		3,300		4,815	*
David J. Schlanger	112,297	(13)	173,750		286,047	*
Joseph E. Smith	41,727		68,552		110,279	*
Stanley S. Trotman, Jr.	28,755	(14)	59,400		88,155	*
Kristiina Vuori, M.D	1,262		—		1,262	*
Douglas W. Wamsley	42,105	(15)	81,250		123,355	*
Martin J. Wygod	982,237	(16)	87,500		1,069,737	2.8%
Steven Zatz, M.D.	104,225	(17)	171,250		275,475	*
All executive officers and directors as a group (15 persons)	1,823,071		1,494,026		3,317,097	8.4%

*	Less than 1%.

(1)	Unless otherwise indicated, the address of each of the beneficial owners identified is c/o WebMD Health Corp., 111 Eighth Avenue, New York, NY 10011.

(2)	The amounts set forth in this column for “All executive officers and directors as a group” includes a total of 1,037 shares of WebMD Common Stock held for the accounts of Messrs. Anevski, Cameron, Glick, Keller, Wamsley and Wygod and Dr. Zatz in the 401(k) Plan (which we refer to in this table as 401(k) Plan Shares), all of which are vested in accordance with terms of the 401(k) Plan. Those individuals have the right to direct the voting and disposition of their respective 401(k) Plan Shares. Amounts for 401(k) Plan Share holdings are provided in the footnotes applicable to individual beneficial ownership below.

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

(3)	Beneficial ownership is determined under the rules and regulations of the SEC, which provide that shares of common stock that a person has the right to acquire within 60 days are deemed to be outstanding and beneficially owned by that person for the purpose of computing the total number of shares beneficially owned by that person and the percentage ownership of that person. However, those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Accordingly, we have set forth, in the column entitled “Other”: (a) with respect to each director and executive officer for whom an amount in that column is listed, the number of shares of WebMD Common Stock that such person has the right to acquire pursuant to options that are currently exercisable or that will be exercisable within 60 days of April 15, 2015; and (b) with respect to the ownership described in Footnote 5 below, the shares of WebMD Common Stock that those persons currently have the right to acquire upon conversion of our Convertible Notes. We have calculated the percentages set forth in the column entitled “Percent of Outstanding” based on the number of shares outstanding as of April 15, 2015 (which was 37,787,417, including all outstanding unvested shares of WebMD Restricted Stock) plus, for each listed person or group, the number of additional shares deemed outstanding, as set forth in the column entitled “Other.”

(4)	The information shown is as of December 31, 2014 and is based upon disclosures by Kensico Capital Management Corporation, Michael Lowenstein and Thomas J. Coleman in a Schedule 13G amendment filed with the SEC on February 13, 2015, which indicated that they have shared power to vote and shared power to dispose of or to direct the disposition of shares included in the amount shown. This excludes 3,300 shares of WebMD Common Stock that Mr. Coleman has the right to acquire pursuant to options that are currently exercisable.

(5)	The information shown is as of December 31, 2014 and is based upon disclosures by Soros Fund Management LLC, George Soros and Robert Soros in a Schedule 13G amendment filed with the SEC on February 17, 2015. Such persons reported that they had shared power to vote and shared power to dispose of or to direct the disposition of shares included in the amount shown, all of which are issuable upon conversion of Convertible Notes.

(6)	The information shown is as of December 31, 2014 and is based upon disclosures by The Vanguard Group, Inc. in a Schedule 13G amendment filed with the SEC on February 10, 2015, in which it reported: sole power to vote or direct to vote of 50,428 shares; sole power to dispose of or to direct the disposition of 2,210,605 shares; and shared power to dispose or to direct the disposition of: 47,776 shares.

(7)	The information shown is as of December 31, 2014 and is based upon disclosures by Blackrock, Inc. in a Schedule 13G amendment filed with the SEC on February 2, 2015 reporting that it had sole power to vote and sole power to dispose of or to direct the disposition of the shares.

(8)	The information shown is as of December 31, 2014 and is based upon disclosures by Waddell & Reed Financial, Inc. and related entities in a Schedule 13G amendment filed with the SEC on February 13, 2015 reporting that they had sole power to vote and sole power to dispose of or direct the disposition of the shares.

(9)	Includes: 6,589 shares held by Mr. Anevski: 202 401(k) Plan Shares; and 86,500 unvested shares of WebMD Restricted Stock.

(10)	Includes: 203,395 shares held by Mr. Cameron; 69 401(k) Plan Shares; and 5,625 unvested shares of WebMD Restricted Stock.

(11)	Includes: 3,337 shares held by Mr. Glick; 383 401(k) Plan Shares; and 41,250 unvested shares of WebMD Restricted Stock.

(12)	Includes: 16,132 shares held by Mr. Keller; and 69 401(k) Plan Shares.

(13)	Includes: 10,797 shares held by Mr. Schlanger; and 101,500 unvested shares of WebMD Restricted Stock.

(14)	Includes: 27,820 shares held by Mr. Trotman; and 935 shares held by The Stanley S. Trotman, Jr. Trust, of which Mr. Trotman is a trustee.

(15)	Includes: 3,000 shares held by Mr. Wamsley; 105 401(k) Plan Shares; and 39,000 unvested shares of WebMD Restricted Stock.

(16)	Includes: 17,591 shares held by Mr. Wygod; 105 401(k) Plan Shares; 160,000 shares of unvested WebMD Restricted Stock; 776,173 shares held by The Wygod Family Revocable Living Trust, of which Mr. Wygod is a trustee and shares voting and dispositive power; 2,222 shares held by Mr. Wygod’s spouse; and 26,146 shares held by SYNC, Inc., which is controlled by Mr. Wygod.

(17)	Includes: 13,621 shares held by Dr. Zatz; 104 401(k) Plan Shares; and 90,500 unvested shares of WebMD Restricted Stock.

Equity Compensation Plan Information

The following table contains certain information, as of December 31, 2014, about our equity compensation plans.

	(a)	(b)	(c)
Plan category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	7,027,509	$33.21	2,226,394
Equity compensation plans not approved by security holders(2)	2,000	$40.60	—

Total	7,029,509	$33.22	2,226,394	(3)

(1)	This table does not include outstanding options to acquire 518,017 shares of WebMD Common Stock at a weighted-average exercise price of $25.49 per share, as of December 31, 2014, that were assumed by WebMD in the Merger. We cannot grant additional awards under equity compensation plans assumed in the Merger. For additional information regarding the assumed options, see Note 8 to the Consolidated Financial Statements in this Annual Report. The 2005 Plan is the only equity compensation plan under which we could make grants as of December 31, 2014.

(2)	As of December 31, 2014, the only plan included in this category is the WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (which we refer to as the Subimo Plan), which did not require approval of our stockholders under applicable law and Nasdaq rules. The grants under the Subimo Plan were all made in connection with the acquisition of Subimo by WebMD in December 2006 and no further grants may be made under that plan. The options that remain outstanding under the Subimo Plan are all vested and expire on December 15, 2016, the tenth anniversary of the date of grant.

(3)	In 2010, the Compensation Committee implemented a sublimit on the number of shares available for grants of restricted stock and similar types of awards for which no exercise or purchase price is payable (often referred to as “full value awards”) so that only 20% of the shares available for grant could be used for full value awards. The same 20% sublimit applies to the shares added to the 2005 Plan since then. As of December 31, 2014, 488,029 shares were available for grant as full value awards under the 2005 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director Independence

Our Board of Directors has delegated to the Nominating & Governance Committee of the Board the authority to make determinations regarding the independence of members of the Board. The Nominating & Governance Committee has determined that Dr. Adler, Dr. Vuori, and Messrs. Dimick, Keller, Manning, Marino, Smith and Trotman (all eight of our Non-Employee Directors) are “independent” in accordance with the published listing requirements of the Nasdaq Global Select Market applicable generally to members of our Board and, with respect to the committees of our Board on which they serve, those applicable to the specific committees. Messrs. Cameron and Wygod, as current employees of our company, are not independent. Herman Sarkowsky (who served as a non-employee member of the WebMD Board from 2009 until his death in November 2014), and Thomas J. Coleman (who served as a non-employee member of the WebMD Board from October 2012 until his resignation in January 2014) were also previously determined to be “independent” under the applicable standards.

The Nasdaq independence definition includes a series of objective tests, including one that requires a three year period to have elapsed since employment by the listed company and other tests relating to specific types of transactions or business dealings between a director (or persons or entities related to the director) and the listed company. In addition, as further required by the Nasdaq Marketplace Rules, the Nominating & Governance Committee of our Board has made a subjective determination as to each Non-Employee Director that no relationships exist that, in the opinion of the Nominating & Governance Committee, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In considering whether Dr. Adler qualified as “independent,” the Nominating & Governance Committee considered that he has provided services, and may in the future provide services, without compensation, to WebMD’s public portals for physicians, such as writing reviews of important topics in oncology and providing perspectives on results presented at meetings of oncologists. In considering whether Mr. Manning qualified as “independent,” the Nominating & Governance Committee considered that (1) he had, more than 13 years ago, served as an executive officer of a predecessor of HLTH, and (2) he and Mr. Wygod both serve as trustees of the WebMD Health Foundation, Inc., a charitable foundation. In considering whether Mr. Keller qualified as “independent,” the Nominating & Governance Committee considered the fact that he had previously served as a part-time employee of HLTH for a short period, more than 9 years ago. In considering whether Dr. Vuori qualified as “independent,” the Nominating & Governance Committee considered that the Rose Foundation, a charitable foundation for which Mr. Wygod and members of his family serve as Trustees, has provided funding to support research at Sanford-Burnham Medical Research Institute in the past two years and expects to do so in the future. Each member of the Nominating & Governance Committee abstained from voting with respect to his or her own independence.

Related Party Transactions

WebMD was reimbursed approximately $356,800 and $311,500 for 2014 and 2013, respectively, by Martin J. Wygod (WebMD’s Chairman of the Board) and a corporation that he controls, for personal use of certain company staff and office facilities and for the personal portion of certain travel expenses.

Mr. Wygod’s son is employed by WebMD as Director, Business Strategy. His annual salary rate is $135,000, and he has a bonus target of 15% of annual salary. On May 27, 2014, he received a grant of options to purchase 5,000 shares under the 2005 Plan, with an exercise price of $43.05 per share, with 25% of the grant scheduled to vest on each of the first four anniversaries of the date of grant. On December 11, 2014, he received a grant of 4,000 shares of WebMD Restricted Stock and a grant of options to purchase 20,000 shares under the 2005 Plan, with an exercise price of $36.73 per share, with 25% of each of the grants scheduled to vest on each of the first four anniversaries of the date of grant.

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

Item 14.	Principal Accounting Fees and Services

In addition to retaining Ernst & Young LLP to audit WebMD’s Consolidated Financial Statements for 2014 and 2013 and to review quarterly financial statements during those years, WebMD retained Ernst & Young LLP to provide certain related services. The fees for Ernst & Young LLP’s services were:

Type of Fees	2014	2013
Audit Fees	$1,047,469	$1,033,787
Audit-Related Fees	30,390	222,100
Tax Fees	147,620	68,695
All Other Fees	2,172	2,172

Total Fees	$1,227,651	$1,326,754

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

None of these services was provided pursuant to a waiver of the requirement that such services be pre-approved by the Audit Committees of WebMD. The Audit Committee has determined that the provision by Ernst & Young of non-audit services to WebMD in 2014 is compatible with Ernst & Young maintaining its independence.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 29th day of April, 2015.

WEBMD HEALTH CORP.

By:	/s/ Peter Anevski
Peter Anevski
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

2.1*	Stock Purchase Agreement, dated as of September 17, 2009, among SNTC Holding, Inc., Aurora Equity Partners III L.P. and Aurora Overseas Equity Partners III, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by HLTH Corporation (“HLTH”) on September 22, 2009)(1)

2.2*	Purchase and Release Agreement, dated as of April 20, 2010, between WebMD Health Corp. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2010)

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 in Amendment No. 1, filed on August 11, 2009, to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-160530))

4.2	Indenture, dated as of January 11, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Amendment No. 1, filed on January 14, 2011, to the Registrant’s Current Report on Form 8-K filed on January 11, 2011)

4.3	Form of 2.50% Convertible Note Due 2018 (included in Exhibit 4.2)

4.4	Indenture, dated as of March 14, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Amendment No. 1, filed on March 15, 2011, to the Registrant’s Current Report on Form 8-K filed on March 14, 2011)

4.5	Form of 2.25% Convertible Note Due 2016 (included in Exhibit 4.4)

4.6	Indenture, dated as of November 26, 2013, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Amendment No. 1, filed on November 27, 2013, to the Registrant’s Current Report on Form 8-K filed on November 26, 2013)

4.7	Form of 1.50% Convertible Note Due 2020 (included in Exhibit 4.6)

4.8	Rights Agreement, dated as of November 2, 2011, between the Registrant and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A filed on November 3, 2011)

4.9	Amendment to Rights Agreement, dated as of October 18, 2012, between the Registrant and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2012)

4.10	Second Amendment to Rights Agreement, dated as of August 1, 2013 (incorporated by reference to Exhibit 4.3 to Amendment No. 2, filed on August 2, 2013, to the Registrant’s Registration Statement on Form 8-A)

4.11**	WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (incorporated by reference to Exhibit 10.2 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2006)(1)

Exhibit No.	Description

4.12**	Form of Amendment to HLTH’s Equity Compensation Plans and Stock Option Agreements (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by HLTH on November 9, 2006)(1)

4.13**	2001 Employee Non-Qualified Stock Option Plan of HLTH, as amended (incorporated by reference to Exhibit 10.46 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)(1)

4.14**	Amended and Restated 1996 Stock Plan of HLTH (incorporated by reference to Exhibit 10.8 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)(1)

4.15**	Amended and Restated 2000 Long-Term Incentive Plan of HLTH (incorporated by reference to Annex E to HLTH’s Proxy Statement for its 2006 Annual Meeting filed on August 14, 2006)(1)

4.16**	WebMD Health Corp. Amended and Restated 2005 Long-Term Incentive Plan, as amended effective October 1, 2014 (the “2005 LTIP”) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2014)

4.17**	Form of Restricted Stock Agreement with Employees (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162653))

4.18**	Form of Restricted Stock Agreement with Non-Employee Directors (incorporated by reference to Exhibit 10.49 to the Registrant’s Registration Statement on Form S-1 (No. 333-124832) (which we refer to as the “IPO Registration Statement”)

4.19**	Form of Non-Qualified Stock Option Agreement with Employees (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162653))

4.20**	Form of Non-Qualified Stock Option Agreement with Non-Employee Directors (incorporated by reference to Exhibit 10.51 to the IPO Registration Statement)

4.21**	Form of Non-Qualified Stock Option Agreement between HLTH and Employees for Grants Under HLTH’s 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.58 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)(1)

4.22**	Form of Non-Qualified Stock Option Agreement between HLTH and Employees for Grants Under HLTH’s 1996 Stock Plan (incorporated by reference to Exhibit 10.59 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)(1)

10.1	Form of Indemnification Agreement between HLTH and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)(1)

10.2	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.9 to the IPO Registration Statement)

10.3	Form of Letter Agreement between the Registrant and Certain Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”)

10.4**	Amended and Restated Employment Agreement, dated as of August 3, 2005 between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed on August 5, 2005)(1)

10.5**	Letter Agreement, dated as of February 1, 2006, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.3 to HLTH’s Current Report on Form 8-K filed on February 2, 2006)(1)

Exhibit No.	Description

10.6**	Employment Agreement, dated September 23, 2004, between HLTH and Kevin Cameron (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed September 28, 2004)(1)

10.7**	Letter Agreement, dated as of February 1, 2006, between HLTH and Kevin M. Cameron (incorporated by reference to Exhibit 10.2 to HLTH’s Current Report on Form 8-K filed on February 2, 2006)(1)

10.8**	Amended and Restated Employment Agreement, dated as of July 14, 2005, between WebMD Health Corp. and Anthony Vuolo (incorporated by reference to Exhibit 99.2 to HLTH’s Current Report on Form 8-K, as amended, filed on July 19, 2005)(1)

10.9**	Employment Agreement between WebMD Health Holdings, Inc. and Douglas W. Wamsley (incorporated by reference to Exhibit 10.15 to the IPO Registration Statement)

10.10**	Employment Agreement between WebMD Health Holdings, Inc. and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.17 to the IPO Registration Statement)

10.11**	Amendment No. 2, dated as of December 1, 2008, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed on December 5, 2008)(1)

10.12**	Letter Agreement, dated December 29, 2008, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.52 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2008)(1)

10.13**	Amendment to Employment Agreement, dated as of December 16, 2008, between HLTH and Kevin M. Cameron (incorporated by reference to Exhibit 10.53 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2008)(1)

10.14**	Letter Amendment, dated as of July 9, 2009, among HLTH Corporation, WebMD Health Corp. and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 14, 2009)

10.15**	WebMD, LLC Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.48 to Amendment No. 1, filed on April 29, 2008, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)(2)

10.16**	Amendment No. 1, dated as of March 30, 2009, to the WebMD Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.58 to Amendment No. 1, filed on April 30, 2009, to the 2008 Form 10-K)

10.17**	Letter Agreement, dated as of October 1, 2007, between the Registrant and William Pence (incorporated by reference to Exhibit 10.59 to Amendment No. 1, filed on April 30, 2009, to the 2008 Form 10-K)

10.18**	Letter Amendment, dated as of December 10, 2008, between the Registrant and William Pence (incorporated by reference to Exhibit 10.60 to Amendment No. 1, filed on April 30, 2009, to the 2008 Form 10-K)

10.19**	Amendment, dated as of December 10, 2008 to Amended and Restated Employment Agreement between the Registrant and Anthony Vuolo (incorporated by reference to Exhibit 10.55 to the 2008 Form 10-K)

10.20**	Letter Agreement, dated as of February 19, 2009, between HLTH and Anthony Vuolo (incorporated by reference to Exhibit 10.57 to the 2008 Form 10-K)

Exhibit No.	Description

10.21**	Restricted Stock Agreement, dated November 3, 2009, between the Registrant and Anthony Vuolo (incorporated by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”))

10.22**	Letter Amendment, dated as of November 3, 2009, between the Registrant and Kevin M. Cameron (incorporated by reference to Exhibit 10.72 to the 2009 Form 10-K)

10.23**	Letter Amendment, dated as of December 14, 2008, between the Registrant and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.74 to Amendment No. 1, filed April 30, 2010, to the 2009 Form 10-K)

10.24**	Letter Agreement, dated as of June 28, 2010, between the Registrant and Kevin Cameron (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2010)

10.25**	Letter Agreement, dated as of June 28, 2010, between the Registrant and Anthony Vuolo (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2010)

10.26**	Letter Amendment, dated as of February 11, 2011, between the Registrant and William Pence (incorporated by reference to Exhibit 10.56 to Amendment No. 1, filed May 2, 2011, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.27**	Letter Amendment, dated as of July 23, 2011, between the Registrant and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.28**	Letter Amendment, dated as of July 23, 2011, between the Registrant and William Pence (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.29**	Letter Agreement, dated as of September 25, 2011, between the Registrant and Anthony Vuolo (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.30**	Letter Agreement, dated as of September 25, 2011, between the Registrant and Kevin Cameron (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.31**	Letter Agreement, dated as of September 25, 2011, between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.32**	Letter Amendment, dated as of September 21, 2011, between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.33**	Letter Agreement, dated April 6, 2014, between the Registrant and William Pence (incorporated by reference to Exhibit 10.1 to Amendment No. 1, filed April 7, 2014, to the Registrant’s Current Report on Form 8-K filed on April 4, 2014)

10.34**	Form of Agreement to Forfeit Non-Qualified Options, dated as of February 23, 2012, between the Registrant and Each of its Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 29, 2012)

10.35**	Form of Agreement to Forfeit Non-Qualified Options, dated as of February 23, 2012, between the Registrant and Certain Employees (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 29, 2012)

Exhibit No.	Description

10.36**	Employment Agreement, dated as of May 29, 2012, between the Registrant and Cavan M. Redmond (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2012, as amended on June 6, 2012)

10.37**	Form of Non-Qualified Stock Option Agreement between the Registrant and Cavan M. Redmond (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2012, as amended on June 6, 2012)

10.38**	Form of Restricted Stock Agreement between the Registrant and Cavan M. Redmond (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2012, as amended on June 6, 2012)

10.39**	Amended and Restated Employment Agreement, dated as of May 16, 2012, between the Registrant and William Pence (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

10.40**	Amendment No. 2, dated as of January 9, 2012, to the WebMD Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”)

10.41**	Amendment No. 3, dated as of February 25, 2013, to the WebMD Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.81 to the 2013 Form 10-K)

10.42**	Amendment No. 4, dated as of February 25, 2014, to the WebMD Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.82 to Amendment No. 1, filed April 29, 2014, to the 2013 Form 10-K)

10.43**	Letter Agreement, dated as of November 14, 2012, between the Registrant and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.70 to the 2012 Form 10-K)

10.44**	Letter Agreement, dated as of November 14, 2012, between the Registrant and Douglas Wamsley (incorporated by reference to Exhibit 10.71 to the 2012 Form 10-K)

10.45**	Letter Agreement, dated as of November 14, 2012, between the Registrant and William Pence (incorporated by reference to Exhibit 10.72 to the 2012 Form 10-K)

10.46**	Letter Amendment, dated as of March 5, 2013, between the Registrant and William Pence (incorporated by reference to Exhibit 10.73 to Amendment No. 1, filed April 30, 2013, to the 2012 Form 10-K)

10.47**	Letter Amendment, dated as of March 5, 2013, between the Registrant and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.74 to Amendment No. 1, filed April 30, 2013, to the 2012 Form 10-K)

10.48**	Letter Amendment, dated as of May 7, 2013, between the Registrant and David Schlanger (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2013)

10.49**	Letter Amendment, dated as of May 7, 2013, between the Registrant and Peter Anevski (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2013)

10.50**	Letter Amendment, dated as of May 7, 2013, between the Registrant and Cavan M. Redmond (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2013)

10.51**	Letter Amendment, dated as of May 8, 2013, between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2013)

Exhibit No.	Description

10.52**	Letter Amendment, dated as of May 7, 2013, between the Registrant and Anthony Vuolo (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2013)

10.53**	Amendment, dated as of August 11, 2013, to the Employment Agreement between the Registrant and David J. Schlanger (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2013)

10.54**	Amendment, dated as of August 11, 2013, to the Employment Agreement between the Registrant and Steven L. Zatz, M.D. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 15, 2013)

10.55**	Amendment No. 5, dated as of February 26, 2015, to the WebMD Supplemental Bonus Program Trust Agreement****

10.56**	Letter Agreement, dated as of March 25, 2015, between the Registrant and David Schlanger****

10.57**	Letter Agreement, dated as of March 25, 2015, between the Registrant and Peter Anevski****

10.58**	Letter Agreement, dated as of March 25, 2015, between the Registrant and Michael B. Glick****

10.59**	Letter Agreement, dated as of March 25, 2015, between the Registrant and Douglas W. Wamsley****

10.60**	Letter Agreement, dated as of March 25, 2015, between the Registrant and Steven Zatz, M.D.****

10.61**	Letter Amendment, dated as of December 14, 2008, between the Registrant and Douglas W. Wamsley****

10.62**	Letter Amendment, dated as of July 23, 2011, between the Registrant and Douglas W. Wamsley****

10.63**	Letter Amendment, dated as of March 5, 2013, between the Registrant and Douglas W. Wamsley****

10.64**	Letter Agreement, dated as of February 11, 2011, between the Registrant and Michael B. Glick****

10.65**	Letter Agreement, dated as of November 14, 2012, between the Registrant and Michael B. Glick****

10.66**	Letter Amendment, dated as of March 5, 2013, between the Registrant and Michael B. Glick****

14.1	Code of Business Conduct***

21.1	Subsidiaries of the Registrant***

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm***

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Registrant***

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Registrant***

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Registrant****

31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Registrant****

32.1	Section 1350 Certification of Chief Executive Officer of the Registrant***

32.2	Section 1350 Certification of Chief Financial Officer of the Registrant***

99.1	Explanation of Non-GAAP Measures***

99.2	Audit Committee Charter***

Exhibit No.	Description

99.3	Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the 2013 Form 10-K)

99.4	Nominating & Governance Committee Charter***

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	With respect to the agreements filed as Exhibits 2.1 and 2.2, certain of the exhibits and the schedules to that agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.
**	Agreement relates to executive compensation.
***	Previously filed (or, with respect to Exhibits 32.1 and 32.2, furnished) with this Annual Report on Form 10-K (as originally filed on February 27, 2015).
****	Filed with this Amendment No. 1.
(1)	This Exhibit is filed under Commission File No. 000-24975.
(2)	This Exhibit is filed under Commission File No. 000-51547.