Form 10-Q
period 2015-03-31
WebMD Health Corp.
filed 2015-05-11
CIK 1326583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Yes  ☐        No  ☑

As of May 4, 2015, the Registrant had 37,790,239 shares of Common Stock outstanding (including unvested shares of restricted Common Stock).

WEBMD HEALTH CORP.

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2015

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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other factors, including unknown or unpredictable ones, also could have material adverse effects on our future results. The information in this Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 and our other filings with the Securities and Exchange Commission since that filing.

The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report. Except as required by law or regulation, we do not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

iii

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$735,292	$706,776
Accounts receivable, net of allowance for doubtful accounts of $686 at March 31, 2015 and $631 at December 31, 2014	130,381	136,806
Prepaid expenses and other current assets	17,413	13,877
Deferred tax assets	18,453	18,147

Total current assets	901,539	875,606
Property and equipment, net	55,790	59,573
Goodwill	202,980	202,980
Intangible assets, net	13,382	14,215
Deferred tax assets	20,083	18,947
Other assets	26,509	26,236

TOTAL ASSETS	$1,220,283	$1,197,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$55,615	$72,658
Deferred revenue	104,616	89,785
2.25% convertible notes due 2016	252,232	—

Total current liabilities	412,463	162,443
2.25% convertible notes due 2016	—	252,232
2.50% convertible notes due 2018	400,000	400,000
1.50% convertible notes due 2020	300,000	300,000
Other long-term liabilities	20,823	21,293

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 650,000,000 shares authorized; 57,437,992 shares issued at March 31, 2015 and December 31, 2014	574	574
Additional paid-in capital	9,223,602	9,214,800
Treasury stock, at cost; 20,872,817 shares at March 31, 2015 and 21,084,995 shares at December 31, 2014	(679,203)	(685,659)
Accumulated other comprehensive income	1,122	976
Accumulated deficit	(8,459,098)	(8,469,102)

Stockholders’ equity	86,997	61,589

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,220,283	$1,197,557

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$143,343	$133,832
Cost of operations	57,877	52,564
Sales and marketing	32,476	32,911
General and administrative	21,453	23,781
Depreciation and amortization	8,245	7,328
Interest income	17	15
Interest expense	6,172	6,172

Income before income tax provision	17,137	11,091
Income tax provision	7,133	4,825

Net income	$10,004	$6,266

Net income per common share:
Basic	$0.27	$0.16

Diluted	$0.25	$0.15

Weighted-average shares outstanding used in computing per share amounts:
Basic	36,393	39,268

Diluted	43,465	41,852

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$10,004	$6,266
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for sale securities	146	—

Total other comprehensive income, net of tax	146	—

Comprehensive income	$10,150	$6,266

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$10,004	$6,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,245	7,328
Non-cash interest, net	1,128	1,128
Non-cash stock-based compensation	7,381	8,690
Deferred income taxes	(1,535)	201
Changes in operating assets and liabilities:
Accounts receivable	6,425	(10,009)
Prepaid expenses and other, net	(4,587)	210
Accrued expenses and other long-term liabilities	(17,515)	(20,401)
Deferred revenue	14,831	14,490

Net cash provided by operating activities	24,377	7,903

Cash flows from investing activities:
Purchases of property and equipment	(3,670)	(5,533)

Net cash used in investing activities	(3,670)	(5,533)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,488	17,482
Cash used for withholding taxes due on stock-based awards	(1,044)	(5,326)
Purchases of treasury stock	(3,219)	(65,052)
Excess tax benefit on stock-based awards	7,584	4,047

Net cash provided by (used in) financing activities	7,809	(48,849)

Net increase (decrease) in cash and cash equivalents	28,516	(46,479)
Cash and cash equivalents at beginning of period	706,776	824,880

Cash and cash equivalents at end of period	$735,292	$778,401

See accompanying notes.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unaudited)

1.    Summary of Significant Accounting Policies

Background

WebMD Health Corp. (the “Company” or “WebMD”) is a Delaware corporation that was incorporated on May 3, 2005. The Company completed an initial public offering on September 28, 2005. The Company’s Common Stock trades under the symbol “WBMD” on the Nasdaq Global Select Market. The Company generates revenue from the advertising and sponsorship services of The WebMD Health Network and related operations, from the private portal services it markets under the WebMD Health Services brand and from certain information services, each of which is described below and discussed further under “Presentation of Segment Information” in this Note 1.

Advertising and Sponsorship. The WebMD Health Network includes: www.WebMD.com, the Company’s primary public portal for consumers and related mobile-optimized sites and mobile apps; www.Medscape.com, the Company’s primary public portal for physicians and other healthcare professionals and related mobile services; and other sites and apps through which the Company provides branded health and wellness content, tools and services. The Company’s services for consumers enable them to obtain information on health and wellness topics or on a particular disease or condition, to assess their personal health status, to use online trackers, tools and quizzes, to locate physicians, to receive periodic e-mailed newsletters and alerts on topics of individual interest, and to participate in online communities with peers and experts. The Company’s services for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (“CME”) credit and communicate with peers. The Company does not charge any usage, membership or download fees for access to its public portals or mobile platforms. The Company generates revenue from its public portals and mobile platforms primarily through the sale of various types of advertising and sponsorship programs to its clients, which include: pharmaceutical, biotechnology and medical device companies; hospitals, clinics and other healthcare services companies; health insurance providers; consumer products companies whose products or services relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention; and various other businesses, organizations and governmental entities. Advertisers and sponsors use the Company’s services to reach, educate and inform target audiences of consumers, physicians and other healthcare professionals. The Company also generates revenue from advertising sold in WebMD Magazine, a consumer magazine distributed to physician office waiting rooms.

Private Portals Services. The Company’s private portals are a cloud-based population health management platform, hosted by the Company and provided to private and governmental employers and health plans for use by their employees and plan participants. The Company markets these private portals and related services under the WebMD Health Services brand. The WebMD Health Services platform enables employers and health plans to provide their employees and plan participants with access to personalized health and benefit information, including an online personal health record application. The Company’s WebMD Health Services solutions include a comprehensive set of decision support and transparency tools that help their employees and plan participants understand the financial implications of their benefits options and make more informed benefits-related purchase decisions, and also provide access to information and services that can help them factor quality and cost into decisions about care and treatment options. The Company also provides telephonic, online and onsite health coaching and targeted condition management programs for use by its private portals clients’ employees and plan participants to help them make healthier lifestyle choices and achieve their wellness goals. The Company generates revenue from subscriptions to its WebMD Health Services platform by employers and health plans, either directly or through its distributors. WebMD offers its health coaching services and its condition management programs on a per-participant basis.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information Services. The Company also generates revenue from the sale of certain information products and services on a standalone basis using de-identified data that it licenses from a small number of third party data sources, of which the principal source is a license retained by HLTH Corporation, the Company’s former parent company, in connection with the sale of its Emdeon Business Services (EBS) business. As the successor to HLTH, the Company received this license which provides the Company the rights to certain de-identified data from the operation of the EBS business through February 2018 for use in the development and commercialization of various information products and services. Customers include data services, informatics and consulting companies.

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results to be expected for any subsequent period or for the entire year ending December 31, 2015. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

The unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Presentation of Segment Information

The Company generates revenue in four groups, as set forth in the table below. The first group is “Advertising and Sponsorship — Biopharma and Medical Device” and consists of advertising and sponsorship revenue from pharmaceutical, biotechnology and medical device clients relating to ethical pharmaceutical products or other regulated devices or products or for sponsoring educational programs. The second category is “Advertising and Sponsorship — OTC, CPG and Other” and consists of advertising and sponsorship revenue relating to non-Rx or over-the-counter medications and other healthcare products, food and beverages, beauty products and other consumer products, as well as revenue from clients such as retailers, pharmacies, hospitals, health insurance companies and government agencies. The combined revenue of the first two groups is sometimes referred to as “Advertising and Sponsorship” revenue. The third group is “Private Portal Services” and consists of revenue from employers and health plans for subscriptions to the Company’s private portals solution and related services, including health coaching and condition management services. The fourth group is “Information Services” and consists of revenue from the sale of stand-alone information and data products. Discrete financial information related to a measure of profit or loss for these four revenue groups is not available as they leverage many common expenses, and the Company does not separately allocate these common expenses in assessing the performance of its business. Accordingly, the Company views its business as one reportable operating segment.

The following table presents the revenues recognized from the four revenue groups described above during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Advertising and sponsorship
Biopharma and medical device	$75,845	$68,488
OTC, CPG and other	29,948	34,469

	105,793	102,957
Private portal services	29,322	24,629
Information services	8,228	6,246

	$143,343	$133,832

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

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income — Basic	$10,004	$6,266
Interest expense on 1.50% Notes, net of tax	864	—

Net income — Diluted	$10,868	$6,266

Denominator:
Weighted-average shares — Basic	36,393	39,268
Stock options and restricted stock	1,378	2,584
1.50% Notes	5,694	—

Adjusted weighted-average shares after assumed conversions — Diluted	43,465	41,852

Net income per common share:
Basic	$0.27	$0.16

Diluted	$0.25	$0.15

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

	Three Months Ended March 31,
	2015	2014
Options and restricted stock	3,168	2,646
1.50% Notes	—	5,681
2.50% Notes	6,205	6,191
2.25% Notes	3,511	3,503

	12,884	18,021

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the revised guidance, a discontinued operation is defined as a disposal of a component or group of components that represents a strategic shift that has, or will have, a major effect on an entity’s

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations and financial results. The revised guidance is effective for the Company beginning in the quarter ended March 31, 2015. The adoption of the revised guidance did not have an impact on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The revised guidance is effective for the Company beginning in the quarter ending March 31, 2016 and is required to be applied retrospectively. Early adoption is permitted. The Company has not yet determined the impact the revised guidance will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance in determining whether a cloud computing arrangement includes a software license. If it is determined that a cloud computing arrangement does include a software license, the software element should be accounted for consistent with the acquisition of other software licenses. If the arrangement does not include a software license, it should be accounted for as a service contract. The revised guidance is effective for the Company beginning in the quarter ending March 31, 2016 and can be applied prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. Early adoption is permitted. The Company has not yet determined the impact the revised guidance will have on its consolidated financial statements.

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

Effective September 10, 2014, after giving effect to an adjustment resulting from a tender offer for the Company’s Common Stock that the Company completed on September 9, 2014, the conversion rate was adjusted to 15.5118 shares of Common Stock per thousand dollars principal amount of the 2.50% Notes. This is equivalent to an adjusted conversion price of approximately $64.47 per share of Common Stock. In the aggregate, the 2.50% Notes are convertible into 6,204,720 shares of Common Stock following the September 10, 2014 adjustment.

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

During the year ended December 31, 2013, the Company repurchased $100,000 principal amount of its 2.25% Notes for $101,750 in cash in a privately negotiated transaction. Also during the year ended December 31, 2013, the Company repurchased $47,768 principal amount of its 2.25% Notes for $48,604 in cash in the open market. The Company recognized a pre-tax loss of $4,871 in 2013 related to these repurchases. The loss included the expensing of the remaining deferred issuance costs outstanding related to the repurchased notes. After these repurchases in 2013, the remaining principal amount of the 2.25% Notes outstanding was $252,232, which, in the aggregate, was convertible into 3,503,099 shares of Common Stock.

Effective September 10, 2014, after giving effect to an adjustment resulting from a tender offer for the Company’s Common Stock that the Company completed on September 9, 2014, the conversion rate was adjusted to 13.9202 shares of Common Stock per thousand dollars principal amount of the 2.25% Notes. This is equivalent to an adjusted conversion price of approximately $71.84 per share of Common Stock. In the aggregate, the 2.25% Notes are convertible into 3,511,120 shares of Common Stock following the September 10, 2014 adjustment.

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

Effective September 10, 2014, after giving effect to an adjustment resulting from a tender offer for the Company’s Common Stock that the Company completed on September 9, 2014, the conversion rate was adjusted to 18.9795 shares of Common Stock per thousand dollars principal amount of the 1.50% Notes. This is equivalent to an adjusted conversion price of approximately $52.69 per share of Common Stock. In the aggregate, the 1.50% Notes are convertible into 5,693,850 shares of Common Stock following the September 10, 2014 adjustment.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company did not have any Level 2 or Level 3 assets during the periods presented. The following table sets forth the Company’s Level 1 financial assets that were measured and recorded at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

		March 31, 2015			December 31, 2014
	Fair Value Estimate Using:	Amortized Cost Basis	Fair Value	Gross Unrealized Gains	Amortized Cost Basis	Fair Value	Gross Unrealized Gains
Cash and cash equivalents	Level 1	$735,292	$735,292	$—	$706,776	$706,776	$—
Available-for-sale security	Level 1	—	1,842	1,842	—	1,603	1,603

The Company’s available-for-sale security consists of an equity investment in a publicly traded company that completed its initial public offering in December 2014. The unrealized gain related to this investment, net of tax, is included within accumulated other comprehensive income in the accompanying consolidated balance sheets as of March 31, 2015 and December 31, 2014.

The Company also holds an investment in a privately held company which is carried at cost, and not subject to fair value measurements. However, if events or circumstances indicate that its carrying amount may not be recoverable, it would be reviewed for impairment. The Company made this investment in November 2008 by acquiring preferred stock. During November 2014, this investment was converted into a combination of preferred stock and debt securities of another privately held company through an acquisition. The total amount of the Company’s investment in this privately held company is $6,471, which includes $470 of acquisition costs. Since the Company does not have the ability to exercise significant influence over this company, the investment is accounted for under the cost method and it is included in other assets on the accompanying consolidated balance sheets as of March 31, 2015 and December 31, 2014.

For disclosure purposes, the Company is required to measure the outstanding value of its debt on a recurring basis. The following table presents the carrying value and estimated fair value (based on Level 1 market price data) of the Company’s convertible notes that were carried at historical cost as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2.25% Notes	$252,232	$253,493	$252,232	$254,754
2.50% Notes	$400,000	$409,000	$400,000	$399,000
1.50% Notes	$300,000	$321,000	$300,000	$299,250

4.    Equity

Stock Repurchase Program

In August 2011, the Board of Directors established a stock repurchase program (the “Program”) through which the Company was authorized to use up to $75,000 to purchase shares of WebMD Common Stock, from time to time, in the open market through block trades or in private transactions, depending on market conditions and other factors. In October 2011, February 2014, March 2014, April 2014 and November 2014, the Company’s Board of Directors authorized increases to the Program of $75,000, $50,000, $40,000, $30,000 and $23,895, respectively. During the three months ended March 31, 2015, the Company repurchased 83,504 shares at an aggregate cost of $3,219 under the Program. During the three months ended March 31, 2014, the Company repurchased 1,594,904 shares at an aggregate cost of $67,506 under the Program, of which 60,049 shares at an aggregate cost of $2,454 were repurchased at the end of March 2014 and did not settle until April 2014. As of March 31, 2015, $31,792 remained available for repurchases under the Program.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income

Accumulated other comprehensive income in the accompanying consolidated balance sheets as of March 31, 2015 and December 31, 2014 represents the unrealized gain on available-for-sale securities, net of taxes (see Note 3 for additional discussion).

5.    Intangible Assets

Intangible assets consist of the following:

	March 31, 2015				December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (a)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (a)
Content	$15,954	$(15,954)	$—	—	$15,954	$(15,954)	$—	—
Customer relationships	34,057	(27,650)	6,407	3.3	34,057	(27,126)	6,931	3.6
Technology and patents	17,882	(15,498)	2,384	2.3	17,882	(15,231)	2,651	2.5
Trade names-definite lives	2,530	(2,403)	127	0.7	2,530	(2,361)	169	1.0
Trade names-indefinite lives	4,464	—	4,464	n/a	4,464	—	4,464	n/a

Total	$74,887	$(61,505)	$13,382		$74,887	$(60,672)	$14,215

(a)	The calculation of the weighted-average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

Amortization expense was $833 and $568 during the three months ended March 31, 2015 and 2014, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year Ending December 31:
2015 (April 1st to December 31st)	$2,488
2016	$3,120
2017	$2,044
2018	$1,266

6.    Commitments and Contingencies

Legal Proceedings

National Jewish Health v. WebMD Health Services Group, Inc. and WebMD Health Corp.

On October 25, 2012, National Jewish Health, a Colorado non-profit corporation, filed a complaint against the Company in United States District Court for the District of Colorado alleging copyright infringement, misappropriation of trade secrets, tortious interference with prospective business relations, and breach of contract. The allegations related to a condition management program of the Company’s private portals. The complaint sought injunctive relief, as well as monetary damages. On January 28, 2015, the parties entered into a Settlement Agreement pursuant to which, on February 20, 2015, the parties filed with the Court a Joint Motion to Dismiss all claims with prejudice. Neither party has admitted any liability to the other and the Company’s private portals business is not required to modify, suspend or terminate the sale of any of its products.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Coverage Dispute with Stop Loss Carrier for Health Benefit Plan

On June 27, 2013, the Company filed an action in the Supreme Court, State of New York (“New York Action”), seeking payment from Everest Reinsurance Company (“Everest”) of $1,965 in outstanding claims under a stop loss insurance policy issued by Everest for certain medical claims under the Company’s self-insured group health and prescription benefit plan (the “Health Plan”) for its eligible employees and their dependents that were pending under the 2012 stop loss policy. On December 9, 2013, Everest answered the New York Action complaint and filed a counterclaim against the Company, the claims administrator under the Health Plan and the Company’s insurance broker seeking recovery of approximately $2,935 paid by Everest under the 2011 and 2012 stop loss policies and seeking a declaration that the remaining $1,965 was not payable by Everest. On April 27, 2015, the parties entered into a binding settlement term sheet, and formal documentation is now being negotiated, after which the parties will file a stipulation of discontinuance of all claims by all parties. As a result of the settlement, substantially all of the amount due from Everest will be recoverable and the $2,935 previously paid by Everest will not be repayable by the Company.

Traffic Information, LLC v. WebMD LLC

On June 25, 2014, Traffic Information, LLC filed an action against the Company in the United States District Court in the Eastern District of Texas. The complaint alleges that the Company directly infringes and has induced infringement of U.S. Patent No. 6,785,606 issued on August 31, 2004. The parties entered into a settlement agreement pursuant to which, on April 21, 2015, the parties filed a joint stipulation for dismissal of the action which is pending action by the Court. Under the terms of the agreement, neither party has admitted any liability to the other and the Company is not required to modify, suspend or terminate the sale of any of its products.

Patent Claim by International Business Machines Corporation

In February 2015, International Business Machines Corporation (“IBM”) notified the Company that IBM believes that the Company’s Websites infringe U.S. Patents 7,072,849, 5,796,967 and 6,374,359. The Company

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has had discussions with IBM regarding those allegations. The Company believes that it is not infringing any intellectual property rights of IBM. The Company is continuing to evaluate IBM’s allegations and is considering its alternatives regarding this matter.

Other Legal Proceedings

In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters, including those discussed in Note 7 to the Consolidated Financial Statements included in the Company’s 2014 Annual Report on Form 10-K, has yet to be determined, the Company does not believe that their outcomes will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

7.    Stock-Based Compensation

The Company has various stock-based compensation plans (collectively, the “Plans”) that provide for the grant of stock options, restricted stock, and other awards based on WebMD Common Stock.

The 2005 Long-Term Incentive Plan (as amended, the “2005 Plan”) is the only existing plan under which future grants can be made. The maximum number of shares of the Company’s Common Stock that may be subject to awards under the 2005 Plan was 23,275,000 as of March 31, 2015, subject to adjustment in accordance with the terms of the 2005 Plan. The Company had an aggregate of 354,049 shares of Common Stock available for future grants under the 2005 Plan at March 31, 2015.

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

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (a)
Outstanding at January 1, 2015	7,547,526	$32.69
Granted	1,678,500	42.52
Exercised	(313,663)	18.44
Cancelled	(137,075)	29.90

Outstanding at March 31, 2015	8,775,288	$35.12	7.3	$81,634

Vested and exercisable at the end of the period	3,561,862	$31.08	5.0	$49,189

(a)	The aggregate intrinsic value is based on the market price of the Company’s Common Stock on March 31, 2015, which was $43.835, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on March 31, 2015.

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

	Three Months Ended March 31,
	2015	2014
Expected dividend yield	0.0%	0.0%
Expected volatility	0.46 - 0.48	0.48 - 0.49
Risk-free interest rate	1.01% - 1.56%	1.28% - 1.71%
Expected term (years)	4.1 - 4.7	4.3 - 4.9
Weighted-average fair value of options granted during the period	$16.34	$17.47

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

	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2015	904,083	$35.58
Granted	355,920	42.75
Vested	(34,216)	46.43
Forfeited	(25,000)	26.22

Balance at March 31, 2015	1,200,787	$37.60

Proceeds received from the exercise of options to purchase shares of the Company’s Common Stock were $4,488 and $17,482 during the three months ended March 31, 2015 and 2014, respectively. Additionally, in connection with the exercise of certain stock options and the vesting of restricted stock, the Company made payments of $1,044 and $5,326 during the three months ended March 31, 2015 and 2014, respectively, related to employee statutory withholding taxes that were satisfied by withholding shares of Common Stock of equal value from the respective employees. The proceeds and payments described above are reflected within cash flows from financing activities within the accompanying consolidated statements of cash flows.

The intrinsic value related to stock options that were exercised, combined with the fair value of shares of restricted stock that vested, aggregated $9,135 and $25,983 for the three months ended March 31, 2015 and 2014, respectively.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other

Each year, the Company issues shares of its Common Stock to WebMD non-employee directors with a value equal to their annual board and committee retainers. The Company recorded $117 and $77 of stock-based compensation expense for the three months ended March 31, 2015 and 2014, respectively, in connection with these issuances.

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended March 31,
	2015	2014
Stock options	$4,660	$5,466
Restricted stock	2,604	3,147
Other	117	77

Total stock-based compensation expense	$7,381	$8,690

Included in:
Cost of operations	$1,389	$1,464
Sales and marketing	1,448	2,105
General and administrative	4,544	5,121

Total stock-based compensation expense	$7,381	$8,690

As of March 31, 2015, approximately $81,620 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 2.8 years, related to the Plans.

Tax benefits attributable to stock-based compensation represented 38% and 39% of stock-based compensation expense for the three months ended March 31, 2015 and 2014, respectively.

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

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report and is intended to provide an understanding of our results of operations, financial condition and changes in our results of operations and financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides: a general description of our company and its business; background information on certain trends, transactions and other developments affecting our company; and a discussion of how seasonal factors may impact the timing of our revenue.

•	Critical Accounting Estimates and Policies. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective and often complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (which we refer to as the SEC).

•	Results of Operations and Supplemental Financial and Operating Information. These sections provide our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on a consolidated basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of March 31, 2015.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

Introduction

Our Company.    WebMD Health Corp. is a Delaware corporation that was incorporated on May 3, 2005. We completed an initial public offering on September 28, 2005. Our Common Stock trades under the symbol “WBMD” on the Nasdaq Global Select Market.

Our Business.    We generate revenue from the advertising and sponsorship services of The WebMD Health Network and related operations, from the private portal services we market under the WebMD Health Services brand and from certain information services, each of which is described below and discussed further under “Supplemental Financial and Operating Information” below.

Advertising and Sponsorship. The WebMD Health Network includes: www.WebMD.com, our primary public portal for consumers and related mobile-optimized sites and mobile apps; www.Medscape.com, our primary public portal for physicians and other healthcare professionals and related mobile services; and other sites and apps through which we provide our branded health and wellness content, tools and services. Our services for consumers enable them to obtain information on health and wellness topics or on a particular disease or condition, to assess their personal health status, to use online trackers, tools and quizzes, to locate physicians, to receive periodic e-mailed newsletters and alerts on topics of individual interest, and to participate in online communities with peers and experts. Our services for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (which we refer to as CME) credit and communicate with peers. We do not charge any usage, membership or download fees for access to our public portals or mobile platforms. We generate revenue from our public portals and mobile platforms primarily through the sale of various types of advertising and sponsorship programs to our clients, which include: pharmaceutical, biotechnology and medical device companies; hospitals, clinics and other healthcare services companies; health insurance providers; consumer products companies whose products or services relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention; and various other businesses, organizations and governmental entities. Advertisers and sponsors use our services to reach, educate and inform target audiences of consumers, physicians and other healthcare professionals. We also generate revenue from advertising sold in WebMD Magazine, a consumer magazine distributed to physician office waiting rooms.

Private Portal Services.    Our private portals are a cloud-based population health management platform, hosted by WebMD and provided to private and governmental employers and health plans for use by their employees and plan participants. We market these private portals and related services under the WebMD Health Services brand. The WebMD Health Services platform enables employers and health plans to provide their employees and plan participants with access to personalized health and benefit information, including an online personal health record application. Our WebMD Health Services solutions include a comprehensive set of decision support and transparency tools that help their employees and plan participants understand the financial implications of their benefits options and make more informed benefits-related purchase decisions and also provide access to information and services that can help them factor quality and cost into decisions about care and treatment options. We also provide telephonic, online and onsite health coaching and targeted condition management programs for use by our private portals clients’ employees and plan participants to help them make healthier lifestyle choices and achieve their wellness goals. We generate revenue from subscriptions to our WebMD Health Services platform by employers and health plans, either directly or through distributors. In addition, we offer our health coaching services and our condition management programs on a per participant basis.

Information Services.    We generate revenue from the sale of certain information products and services on a standalone basis using de-identified data that we license from a small number of third party data sources, of which the principal source is a license retained by HLTH Corporation, our former parent company, in connection with the sale of its Emdeon Business Services (EBS) business. As the successor to HLTH, we received this license which provides us the rights to certain de-identified data from the operation of the EBS business through February 2018 for use in the development and commercialization of various information products and services. Customers include data services, informatics and consulting companies.

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

—	The Internet has become a primary source of information for physicians and other healthcare professionals seeking to improve clinical practice and to interact with their peers. The Internet has also become one of the primary means for physicians and other healthcare professionals to obtain CME and CE.

•	Online Marketing and Education Spending for Healthcare Products. Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating consumers and physicians about them; however, only a small portion is currently spent on online services. We believe that these companies, which represented approximately 73% of our advertising and sponsorship revenue in 2014 and approximately 72% of our advertising and sponsorship revenue in the first quarter of 2015, are aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians. In addition, in an effort to improve operating efficiencies, some pharmaceutical companies have been reducing their field sales forces in the past several years. In addition, we expect that the pipeline of new pharmaceutical products will be strong in the next year and that a significant portion of those products will be ones for which our digital platforms are particularly effective in providing communications to the target audiences that pharmaceutical companies want to reach about specific therapies. However, notwithstanding our general expectation for increased future demand, we cannot predict the extent or the pace of any shift by pharmaceutical, biotechnology and medical device companies of their marketing expenditures to online services or to what extent they will choose WebMD to provide such services. Furthermore, our advertising and sponsorship revenue may vary significantly from quarter to quarter due to a number of other factors, many of which are outside our control, including general economic and regulatory conditions and the following:

—	The majority of our advertising and sponsorship contracts are for terms of approximately four to twelve months. We have relatively few longer term advertising and sponsorship contracts.

—	The time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program, as well as the additional time period before our services are delivered, may be longer than expected, especially for medium-sized and larger contracts, and may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals, including internal approvals relating to compliance with the laws and regulations applicable to the marketing of healthcare products. We have experienced, from time to time in the past, a lengthening of this internal review process by pharmaceutical and biotechnology companies, which has resulted in delays in contracting, as well as delays in recognizing expected revenue under executed contracts, and we cannot predict whether similar delays may occur in future periods.

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

the past several years and some are expected to experience patent expirations over the next several years. In the pharmaceutical industry, patent expirations allow for competition from lower-priced generic versions of the patented drugs and generally result in the termination of marketing efforts for the drug. We believe that patent expirations led to significant overall reductions in marketing, selling and educational expenditures by some pharmaceutical companies in 2012 across their entire product portfolios. Amounts budgeted for online advertising have increased since then for some of our biopharmaceutical customers, although we cannot predict if that will continue. In addition to pharmaceutical, biotechnology and medical device companies, our public portals advertisers and sponsors include companies that provide over-the-counter drugs and other healthcare products, food and beverages, beauty products and other consumer products, particularly for products and services that relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention, as well as clients such as retailers, pharmacies, hospitals, health insurance companies and government agencies. Revenues from these clients are more likely to reflect general economic conditions, and to be reduced to a greater extent during economic downturns, than revenues from pharmaceutical, biotechnology and medical device companies. Accordingly, revenues from these clients may be subject to significant quarter-to-quarter variations. Our advertising and sponsorship services are subject to competition from numerous alternatives, including other Internet sites that focus on health-related content, Internet search engines, social media Internet sites, general interest consumer sites and traditional media. Such competition may result in smaller customer commitments or pressure to reduce prices, both of which could reduce our revenues and profit margins.

•	Traffic Trends. The WebMD Health Network reached an average of approximately 210 million monthly unique visitors in the first quarter of 2015, and delivered approximately 4.25 billion page views during the quarter, increases of 21% for both metrics, over the prior year period. Traffic to Medscape properties from physicians and other healthcare professionals averaged approximately 7.2 million physician sessions per month in the first quarter of 2015, an increase of approximately 23% over the prior year period. Consumers and healthcare professionals are increasingly using smartphones, tablets and other mobile devices to access the Internet, with physicians increasingly using mobile devices during treatment at the point of care. Accordingly, the portion of our page views from mobile devices has increased rapidly in the past several years as usage has increased on mobile devices, and increased utilization of our mobile offerings was the primary driver of our traffic growth in the first quarter of 2015, as compared to the prior year period. During the first quarter of 2015, approximately 25% of our page views came from a U.S. personal computer (or PC); approximately 37% came from a U.S. smartphone; approximately 8% came from a U.S. tablet device; and approximately 30% came from non-U.S. sources.

•	Efforts to Increase Advertising and Sponsorship Revenue from Mobile. We remain focused on delivering a multi-screen platform that engages users on their personal computers, tablet devices and smartphones. As we broaden our mobile offerings for consumers and physicians, we are also expanding our mobile advertising and sponsorship products. We have been seeing increasing customer demand for mobile advertising and sponsorship and have been including mobile components in many of the multi-platform program configurations that we are selling to advertisers and sponsors. While we offer mobile as a stand-alone purchase, our advertising and sponsorship clients are generally interested in reaching a targeted audience, regardless of what device the user is engaging on, and choose multi-platform advertising and sponsorship programs. However, we are unable to predict to what extent such demand will continue to increase because advertisements for biopharmaceutical products are subject to various regulatory requirements, including requirements to include certain specified information, that are more challenging to meet on the smaller smartphone screen size. Nevertheless, because of the smaller size of our Medscape audience and the importance to our pharmaceutical company clients of reaching the members of that audience on whatever device they use to access Medscape content, those clients are more advanced in their ability to utilize our mobile platform to reach healthcare professionals, and we have seen a more significant demand from them for those mobile advertising and sponsorship programs than for utilizing mobile to reach consumers.

•	Use of Population Health Management Services. In a healthcare market where a greater share of the responsibility for healthcare costs and decision-making has been shifting to consumers, use of information technology to assist consumers in making informed decisions about healthcare has also increased. We believe that, through our WebMD Health Services private portals and related coaching services, we are well positioned to play a role in this environment. For more than a decade, our cloud-based population health management services have helped employers and health plans improve the health of their employee and plan participant populations and reduce healthcare costs. Our services help employees and plan participants make more informed health and benefit decisions, positively change health behaviors, manage health conditions and lead healthier lives. At the beginning of 2014, we launched our WebMD Health Services platform for the Blue Cross Blue Shield Association Federal Employee Program (or FEP). With this program, over 5 million FEP members have access to a broad range of our WebMD Health Services solutions, including our online personal health record application, as well as to our health coaching services, and to around-the-clock access to nurses by phone, secure message, or chat. Our strategy depends, in part, on increasing usage of our services by our employer and health plan clients’ employees and plan participants and being able to demonstrate a sufficient return on investment and other benefits for our clients from those services. Increasing such usage requires us to continue to develop new and updated applications, features and services. In addition, we face competition for our online population health management applications and related coaching services. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do, and may be better known than we are.

•	International. We plan to continue to pursue opportunities to expand the reach of our brands outside the United States, particularly with respect to our healthcare professionals audience. In certain markets outside the United States, we expect to accomplish this through partnerships or joint ventures with other companies having expertise in the specific country or region, while in other such markets we expect to rely primarily on our own internal resources.

•	Other Initiatives. We are pursuing, and intend to continue to identify, new business opportunities where our consumer and physician audiences and our resources can be leveraged to develop additional products and services. We may pursue initiatives to create new or enhanced revenue streams or, alternatively, to increase audience engagement even when we have not identified any potential related revenue stream. New business initiatives present risks and challenges that may be different than the ones we have faced in the past. In addition, later events may alter the risks that were evaluated at the time decisions are made on specific initiatives. Failure to effectively identify and assess new business initiatives and to successfully implement them may adversely affect our company and its prospects.

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

Background Information on Certain Significant Developments and Transactions

Tender Offer.    On September 9, 2014, we completed a tender offer (which we refer to as the 2014 Tender Offer) for our Common Stock and repurchased 2,000,000 shares at a price of $48.50 per share for a total cost of $97,588, which includes $588 of costs directly attributable to the purchase. The 2014 Tender Offer represented an opportunity for WebMD to return capital to stockholders who elected to tender their shares of WebMD Common Stock, while stockholders who chose not to participate in the 2014 Tender Offer automatically increased their relative percentage interest in our company at no additional cost to them.

Stock Repurchases.    During 2014, we repurchased 3,160,070 shares of our Common Stock at an aggregate cost of $128,748 through our stock repurchase program.

During 2015 (through March 31, 2015), we repurchased 83,504 shares of our Common Stock at an aggregate cost of $3,219 through our stock repurchase program. As of March 31, 2015, $31,792 remained available for repurchases under our stock repurchase program.

Convertible Notes.    On January 11, 2011, we issued $400,000 aggregate principal amount of 2.50% Convertible Notes due 2018 (which we refer to as the 2.50% Notes) in a private offering. Unless previously converted, the 2.50% Notes will mature on January 31, 2018. Net proceeds from the sale of the 2.50% Notes were approximately $387,345, after deducting the related offering expenses, of which approximately $100,000 was used by us to repurchase 1,920,490 shares of WebMD Common Stock at a price of $52.07 per share, the last reported sale price of WebMD Common Stock on January 5, 2011, which repurchase settled on January 11, 2011. Interest on the 2.50% Notes is payable semi-annually on January 31 and July 31 of each year, commencing July 31, 2011. Under the terms of the 2.50% Notes, as adjusted following completion of tender offers by WebMD for its Common Stock in 2012, 2013 and 2014, holders may surrender their 2.50% Notes for conversion into WebMD Common Stock at a conversion rate of 15.5118 shares of WebMD Common Stock per thousand dollars principal amount of the 2.50% Notes. This is equivalent to a conversion price of approximately $64.47 per share of Common Stock. In the aggregate, the 2.50% Notes were convertible into 6,204,720 shares of Common Stock as of March 31, 2015.

On March 14, 2011, we issued $400,000 aggregate principal amount of 2.25% Convertible Notes due 2016 (which we refer to as the 2.25% Notes) in a private offering. Unless previously converted, the 2.25% Notes will mature on March 31, 2016. Net proceeds from the sale of the 2.25% Notes were approximately $387,400, after deducting the related offering expenses, of which approximately $50,000 was used to repurchase 868,507 shares of WebMD Common Stock at a price of $57.57 per share, the last reported sale price of WebMD Common Stock on March 8, 2011, which repurchase settled on March 14, 2011. Interest on the 2.25% Notes is payable semi-annually on March 31 and September 30 of each year, commencing September 30, 2011. During 2013, we repurchased a total of $147,768 principal amount of our 2.25% Notes for $150,354 in cash and we recognized a pre-tax loss of $4,871 related to these repurchases which included the expensing of the remaining deferred issuance costs outstanding related to the repurchased 2.25% Notes. Under the terms of the 2.25% Notes, as adjusted following completion of tender offers by WebMD for its Common Stock in 2012, 2013 and 2014, holders may surrender their 2.25% Notes for conversion into WebMD Common Stock at a conversion rate of 13.9202 shares of Common Stock per thousand dollars principal amount of the 2.25% Notes. This is equivalent to a conversion price of approximately $71.84 per share of Common Stock. In the aggregate, the 2.25% Notes were convertible into 3,511,120 shares of Common Stock as of March 31, 2015, at which time the remaining outstanding principal amount was $252,232.

On November 26, 2013, we issued $300,000 aggregate principal amount of 1.50% Convertible Notes due 2020 (which we refer to as the 1.50% Notes) in a private offering. Unless previously converted, the 1.50% Notes will mature on December 1, 2020. Net proceeds from the sale of the 1.50% Notes were approximately $291,823, after deducting the related offering expenses. Interest on the 1.50% Notes is payable semi-annually on June 1 and December 1 of each year, commencing June 1, 2014. Under the terms of the 1.50% Notes, as adjusted in September 2014 following completion of the 2014 Tender Offer, holders may surrender their 1.50% Notes for conversion into WebMD Common Stock at a conversion rate of 18.9795 shares of Common Stock per thousand dollars principal amount of the 1.50% Notes. This is equivalent to a conversion price of approximately $52.69 per share of Common Stock. In the aggregate, the 1.50% Notes were convertible into 5,693,850 shares of Common Stock as of March 31, 2015.

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

Critical Accounting Estimates and Policies

Critical Accounting Estimates

Our MD&A is based upon our Consolidated Financial Statements and Notes to Consolidated Financial Statements, which were prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The preparation of the Consolidated Financial Statements requires us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. We base our estimates on historical experience, current business factors, and various other assumptions that we believe are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses and the disclosure of contingent assets and liabilities. We are subject to uncertainties such as the impact of future events, economic and political factors, and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of our financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the Notes to our Consolidated Financial Statements.

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

•	Long-Lived Assets. Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on fair value using exit price and market participant view, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill and indefinite-lived intangible assets, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill and indefinite-lived intangible assets, whenever indicators of impairment are present. We evaluate the carrying value of goodwill and indefinite-lived intangible assets annually, or whenever indicators of impairment are present. We test goodwill for impairment at the reporting unit level only when, after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value. Long-lived assets held for sale are reported at the lower of cost or fair value less cost to sell. There was no impairment of goodwill or indefinite-lived intangible assets in 2014 or during the three months ended March 31, 2015.

•	Stock-Based Compensation. Stock-based compensation expense for all share-based payment awards granted is determined based on the grant date fair value. The grant date fair value for stock options is estimated using the Black-Scholes Option Pricing Model. We recognize these compensation costs net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment awards. As of March 31, 2015, there was approximately $81,620 of unrecognized stock-based compensation expense (net of estimated forfeitures) related to unvested stock options and restricted stock held by employees, which is expected to be recognized over a weighted-average period of approximately 2.8 years, related to our stock-based compensation plans.

•	Deferred Taxes. Our deferred tax assets are comprised primarily of net operating loss carryforwards and federal tax credits. These net operating loss carryforwards and federal tax credits may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. A significant portion of our net deferred tax assets, including the portion related to excess tax benefits of stock-based awards, are reserved for by a valuation allowance as required by relevant accounting literature. Management determines the need for a valuation allowance by assessing the probability of realizing deferred tax assets, taking into consideration factors including historical operating results, expectations of future earnings and taxable income. Management will continue to evaluate the need for a valuation allowance in the future.

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

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2015		2014
	$	% (a)	$	% (a)
Revenue	$143,343	100.0	$133,832	100.0
Cost of operations	57,877	40.4	52,564	39.3
Sales and marketing	32,476	22.7	32,911	24.6
General and administrative	21,453	15.0	23,781	17.8
Depreciation and amortization	8,245	5.8	7,328	5.5
Interest income	17	—	15	—
Interest expense	6,172	4.3	6,172	4.6

Income before income tax provision	17,137	12.0	11,091	8.3
Income tax provision	7,133	5.0	4,825	3.6

Net income	$10,004	7.0	$6,266	4.7

(a)	Amounts may not add due to rounding.

Revenue is derived from four groups. The first group is “Advertising and Sponsorship — Biopharma and Medical Device” and consists of advertising and sponsorship revenue from pharmaceutical, biotechnology and medical device clients relating to ethical pharmaceutical products or other regulated devices or products or for sponsoring educational programs. The second category is “Advertising and Sponsorship — OTC, CPG and Other” and consists of advertising and sponsorship revenue relating to non-Rx or over-the-counter medications and other healthcare products, food and beverages, beauty products and other consumer products, as well as revenue from clients such as retailers, pharmacies, hospitals, health insurance companies and government agencies. The combined revenue of the first two groups is sometimes referred to as “Advertising and Sponsorship” revenue. The third group is “Private Portal Services” and consists of revenue from employers and health plans for subscriptions to our private portals solution and related services, including health coaching and condition management services. The fourth group is “Information Services” and consists of revenue from the sale of stand-alone information and data products.

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

The following table is a summary of our non-cash expenses included in the respective statements of operations captions:

	Three Months Ended March 31,
	2015	2014
Stock-based compensation expense included in:
Cost of operations	$1,389	$1,464
Sales and marketing	1,448	2,105
General and administrative	4,544	5,121

Total stock-based compensation expense	$7,381	$8,690

Three Months Ended March 31, 2015 and 2014

The following discussion is a comparison of our results of operations for the three months ended March 31, 2015 and 2014.

Revenue

Our total revenue increased 7.1% to $143,343 for the three months ended March 31, 2015 from $133,832 in the prior year period. The increase consisted of an increase of $2,836 of advertising and sponsorship revenue, an increase of $4,693 of revenue from our private portals and an increase of $1,982 from information services. A more detailed discussion regarding changes in these revenue groupings is included below under “— Supplemental Financial and Operating Information.”

Costs and Expenses

Cost of Operations.    Cost of operations increased to $57,877 for the three months ended March 31, 2015 from $52,564 in the prior year period. As a percentage of revenue, cost of operations was 40.4% for the three months ended March 31, 2015, compared to 39.3% for the prior year period. Included in cost of operations in the three months ended March 31, 2015 was non-cash expense related to stock-based compensation of $1,389 compared to $1,464 in the prior year period. Cost of operations excluding such non-cash expense was $56,488 or 39.4% of revenue for the three months ended March 31, 2015, compared to $51,100 or 38.2% of revenue for the prior year period. The increase in absolute dollars was primarily attributable to the increased expense associated with the delivery of our advertising and sponsorship programs and the increased traffic to our Websites, as well as the increased expense attributable to the timing of certain discretionary services delivered to our private portal clients during the first quarter of 2015.

Sales and Marketing.    Sales and marketing expense was $32,476 for the three months ended March 31, 2015 compared to $32,911 in the prior year period. As a percentage of revenue, sales and marketing expense was 22.7% in the first quarter of 2015, compared to 24.6% in the first quarter of 2014. Included in sales and marketing expense was non-cash expense related to stock-based compensation of $1,448 and $2,105 in the first quarters of 2015 and 2014, respectively. Sales and marketing expense, excluding such non-cash expenses, was $31,028 or 21.6% of revenue for the three months ended March 31, 2015, compared to $30,806 or 23.0% of revenue for the prior year period. The decrease in sales and marketing expense as a percentage of revenue, excluding the non-cash expenses discussed above, for 2015 compared to 2014, was primarily due to the increase in our revenue of 7.1% without an increase in our sales and marketing expenses as certain of these expenses are generally fixed in nature.

General and Administrative.    General and administrative expense was $21,453 for the three months ended March 31, 2015, compared to $23,781 in the prior year period. As a percentage of revenue, general and administrative expense was 15.0% in the three months ended March 31, 2015, compared to 17.8% in the prior year period. Included in general and administrative expense in the first quarters of 2015 and 2014 was non-cash stock-based compensation expense of $4,544 and $5,121, respectively. General and administrative expense, excluding such non-cash expense, was $16,909 or 11.8% of revenue for the three months ended March 31, 2015, compared to $18,660 or 13.9% of revenue for the prior year period. The decrease as a percentage of revenue, excluding the non-cash expenses discussed above, for 2015 compared to 2014, was primarily due to the increase in our revenue of 7.1% without an increase in our general and administrative expenses as certain of these expenses are generally fixed in nature.

Depreciation and Amortization.    Depreciation and amortization expense was $8,245 for the three months ended March 31, 2015, compared to $7,328 in the same period last year.

Interest Income.    Interest income was $17 for the three months ended March 31, 2015, compared to $15 in the same period last year.

Interest Expense.    Interest expense was $6,172 for the three months ended March 31, 2015 and 2014. Included within interest expense is non-cash interest expense of $1,128 for both periods related to the amortization of debt issuance costs for the convertible debt outstanding during those periods.

Income Tax Provision.    The income tax provision was $7,133 for the three months ended March 31, 2015, compared to $4,825 in the same period last year.

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

	Three Months Ended March 31,
	2015	2014
Revenue
Advertising and sponsorship
Biopharma and medical device	$75,845	$68,488
OTC, CPG and other	29,948	34,469

	105,793	102,957
Private portal services	29,322	24,629
Information services	8,228	6,246

	$143,343	$133,832

Earnings before interest, taxes, non-cash and other items (Adjusted EBITDA)	$38,918	$33,266
Interest, taxes, non-cash and other items
Interest income	17	15
Interest expense	(6,172)	(6,172)
Income tax provision	(7,133)	(4,825)
Depreciation and amortization	(8,245)	(7,328)
Non-cash stock-based compensation	(7,381)	(8,690)

Net income	$10,004	$6,266

The following discussion is a comparison of the results of operations for our groups of revenue and our Adjusted EBITDA for the three months ended March 31, 2015 and 2014.

Advertising and Sponsorship.    Advertising and sponsorship revenue was $105,793 in the three months ended March 31, 2015, an increase of $2,836 or 2.8% from the prior year period. This increase was primarily attributable to the increased adoption of our advertising and sponsorship offerings by biopharma and medical device companies, which offset a decrease in OTC, CPG and Other revenue of $4,521, resulting primarily from a program that we ran for healthcare.gov in the first quarter of 2014 that did not repeat in the current year period. In general, pricing remained relatively stable for our public portal advertising and sponsorship offerings and was not a significant source of the increase in Biopharma and Medical Device revenue or the decrease in OTC, CPG and Other revenue.

Private Portal Services.    Private portal services revenue was $29,322 in the three months ended March 31, 2015, an increase of $4,693 or 19.1% from the prior year period. This increase was primarily attributable to the timing of certain discretionary services delivered during the three months ended March 31, 2015 for certain client programs. In general, pricing remained relatively stable for our private portal services and was not a significant source of the revenue increase. The number of customers using our private portal platform at March 31, 2015 was 96 compared to 102 customers using our private portal platform at March 31, 2014.

Information Services.    Information services revenue was $8,228 in the three months ended March 31, 2015, an increase of $1,982 or 31.7% from the prior year period. This increase was primarily attributable to an increase in the number of customers licensing our information services and an increase in the volume of data received by our customers, and to a lesser extent an increase in the rates charged to these customers.

Adjusted EBITDA.    Adjusted EBITDA increased to $38,918 or 27.2% of revenue in the three months ended March 31, 2015 from $33,266 or 24.9% of revenue in the prior year period. This increase as a percentage of revenue was primarily due to the higher revenue in 2015. Many of our expenses are fixed in nature and do not vary directly with revenue, and accordingly, our Adjusted EBITDA as a percentage of revenue will fluctuate primarily as a result of changes in our revenue.

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

Liquidity and Capital Resources

As of March 31, 2015, we had $735,292 of cash and cash equivalents, and working capital of $489,076. Our cash and cash equivalents and working capital are affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, the timing of interest payments related to our convertible debt, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities during the three months ended March 31, 2015 was $24,377, which related to net income of $10,004, adjusted for a non-cash income tax benefit of $1,535 related to deferred income taxes, and other non-cash expenses of $16,754, which include depreciation and amortization expense, non-cash interest expense and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities resulted in a decrease in cash of $846, primarily due to cash used as a result of a decrease in accrued liabilities of $17,515 and an increase in prepaid and other assets of $4,587, which was offset by cash provided by an increase in deferred revenue of $14,831 and a decrease in accounts receivable of $6,425.

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

Cash used in investing activities was $3,670 and $5,533 in the three months ended March 31, 2015 and 2014, respectively, and represents purchases of property and equipment in both periods.

Cash provided by financing activities was $7,809 in the three months ended March 31, 2015 and cash used in financing activities was $48,849 in the three months ended March 31, 2014. We used cash of $3,219 in the first quarter of 2015 and $65,052 in the first quarter of 2014 to repurchase shares of our Common Stock through our authorized repurchase program. During the three months ended March 31, 2015 and 2014, we received cash proceeds of $4,488 and $17,482, respectively, related to the exercise of stock options, and used cash of $1,044 and $5,326, respectively, for withholding taxes on stock-based awards. Cash flows from financing activities for the three months ended March 31, 2015 and 2014 also include excess tax benefits on stock-based awards of $7,584 and $4,047, respectively.

Potential future uses of cash include repurchases of our Common Stock and our anticipated capital expenditure requirements for 2015, which we currently estimate to be approximately $45,000 to $55,000 and which primarily relate to the relocation and expansion of our corporate office facilities as well as improvements that will be deployed across our public and private portal Websites in order to enable us to service future growth in unique users and page views, as well as to create new sponsorship areas for our customers, and to improve the systems used to provide our private portal applications.

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

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the revised guidance, a discontinued operation is defined as a disposal of a component or group of components that represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The revised guidance is effective for us beginning in the quarter ended March 31, 2015. The adoption of the revised guidance did not have an impact on our consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The revised guidance is effective for us beginning in the quarter ending March 31, 2016 and is required to be applied retrospectively. Early adoption is permitted. We have not yet determined the impact the revised guidance will have on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance in determining whether a cloud computing arrangement includes a software license. If it is determined that a cloud computing arrangement does include a software license, the software element should be accounted for consistent with the acquisition of other software licenses. If the arrangement does not include a software license, it should be accounted for as a service contract. The revised guidance is effective for us beginning in the quarter ending March 31, 2016 and can be applied prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. Early adoption is permitted. We have not yet determined the impact the revised guidance will have on our consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal and maintain adequate liquidity.

The value of our cash and money market investments, which was approximately $735 million at March 31, 2015, is not subject to changes in interest rates.

The 2.50% Notes, the 2.25% Notes and the 1.50% Notes have fixed interest rates; therefore, changes in interest rates will not impact our results of operations or financial position.

ITEM 4.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2015. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of March 31, 2015.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and the Chief Financial Officer, concluded that there were no changes in WebMD’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

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

A significant portion of the traffic to The WebMD Health Network is directed to us through algorithmic search results on Internet search engines and, if we are listed less prominently in search result listings, our business and operating results could be harmed

A significant portion of the traffic to The WebMD Health Network is directed to us through the algorithmic search results on Internet search engines such as Google. Algorithms are developed and used by search engine providers to determine the listings, and the order of such listings, displayed in response to specific searches. Accordingly, in addition to providing quality content and tools, we seek to design our Websites to deliver the content and tools in ways that will cause them to rank well in algorithmic search engine results, which makes it more likely that search engine users will visit our Websites. This is commonly referred to as search engine optimization, or SEO. However, there can be no assurance that our SEO efforts will succeed in improving the ranking of our content or, even if they do result in such improvement, that the improved ranking will result in increased numbers of users and page views for our Websites. In addition, search engines frequently change the criteria that determine site rankings in their search results and our SEO efforts will not be successful if we do not respond to those changes appropriately and on a timely basis. One factor that we believe significantly reduced traffic, in the first half of 2013, to some of the consumer sites in The WebMD Health Network (other than WebMD.com, our flagship site) was changes in Google’s algorithms and other processes that lowered the ranking of those sites in Google search results during that period. Although we saw a reversal of this trend beginning in the third quarter of 2013, we cannot be certain whether the improvement will continue or, if it does, how long it can be maintained. Search engine providers may also prioritize search results generated by certain types of queries, including health-related queries, based on criteria they select or may otherwise intermediate in the search results generated, which could, in some circumstances, reduce the ranking that would otherwise be provided to our Websites and increase the ranking of other sites. If we are unable to respond effectively to changes made by search engine providers in their algorithms and other processes, a substantial decrease in traffic to The WebMD Health Network could occur, which could cause our revenue to decrease and could have a material adverse effect on our results of operations. In addition, we have experienced in the past, and expect to experience in the future, temporary declines in traffic to specific portions of The WebMD Health Network when we make significant design changes to them and we cannot predict how long SEO efforts with respect to the redesigned portions may take to mitigate any such declines.

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

Restrictions on our ability to access or use various forms and sources of data could adversely impact our business

We are increasingly using data analytics based on information that we collect regarding usage of our public portals, as well as other third party sources of data. Our use of data regarding users of our public portals is governed by the privacy policies posted on those sites and is designed to comply with applicable laws and regulations as is our use of any third-party data. In addition, we sell certain information products and services on a standalone basis using de-identified data that we license from a small number of third party data sources, of which the principal source is a license retained by HLTH Corporation in connection with the sale of its Emdeon Business Services (EBS) business. As the successor to HLTH, we received this license which provides us the rights to certain de-identified data from the operation of the EBS business through February 2018 for use in the development and commercialization of various information products and services as to which we pay EBS a royalty. To date, these standalone information products and services do not include any data derived from the operation of our Websites. We are seeking to acquire additional third-party data sources and to develop data generated from our Website operations in order to strengthen and diversify our data product offerings. Revenue from the standalone products and services that utilize data under the current EBS license is highly profitable and is recorded net of royalties and commissions paid by us to EBS or others. We do not expect that the current license agreement with EBS will continue after February 2018, and expect if such agreement is renewed or is replaced with new third party data sources, the terms of any such renewal or replacement license would not be as favorable to us as those in the current agreement. Accordingly, we cannot provide any assurance that the sales of, or the profits generated by, our standalone information products would not be materially adversely affected by the expiration of our license agreement with EBS. To date, we have not used data we license from EBS to support our current advertising business.

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

Our ability to renew existing agreements with employers and health plans will depend, in part, on our ability to continue to increase usage of our private portal services by their employees and plan members

In a healthcare market where a greater share of the responsibility for healthcare costs and decision-making has been shifting to consumers, use of information technology (including personal health records) to assist consumers in making informed decisions about healthcare has also increased. We believe that through our WebMD Health Services private online portals as well as our telephonic, online and onsite health and wellness coaching programs and our targeted condition management programs, we are well positioned to play a role in this environment. However, our strategy depends, in part, on increasing usage of our services by our employer and health plan clients’ employees and plan participants and being able to demonstrate a sufficient return on investment and other benefits for our clients from those services. Increasing usage of our private portal services requires us to continue to develop new and updated applications, features and services. In addition, there are numerous competitors for the services we provide, many of which have greater financial, technical, product development, marketing and other resources than we do, and may be better known than we are. We cannot provide assurance that we will be able to meet our development and implementation goals or that we will be able to compete successfully against other vendors offering competitive services and, if we are unable to do so, we may experience static or diminished usage for our private portal services and possible non-renewals of our customer agreements.

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

In addition, outside the United States, we face competition from locally-based companies that have experience doing business in their home countries or regions and familiarity with local business practices, customs and laws and, as a result, generally do not face, or are better positioned to face, the risks described above.

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

•

False Claims Laws.    The Federal False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a Federal healthcare program. In addition, various states and European countries have enacted false claim laws analogous to the Federal False Claims Act, and many of these laws apply where a claim is submitted to any third-party payor and not merely a federal healthcare program. When an entity is determined to have violated the Federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government plus civil penalties. In recent years an increasing number of Federal False Claims Act cases have been brought against drug manufacturers and resulted in significant monetary settlements and imposition of federally supervised corporate integrity agreements in circumstances that include allegations that company-sponsored continuing medical education (or CME)

was unlawful off-label promotion. Any action against us for violation of these laws could cause us to incur significant legal expenses and may adversely affect our ability to operate our business. Similarly, False Claims Act actions and resulting corporate integrity agreements involving our customers may influence their willingness to continue to use our services.

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

The Privacy Standards and Security Standards under the Health Insurance Portability and Accountability Act of 1996 (or HIPAA), as amended by the Health Information Technology for Economic and Clinical Health (HITECH) Act of 2009, establish a set of national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses and healthcare providers (referred to as “covered entities”) and their “business associates,” which are persons or entities that perform certain services for, or on behalf of, a covered entity that involve the use or disclosure of protected health information. Certain portions of our business, such as those managing employee or plan member health information for employers or health plans, are subject to HIPAA as business associates of covered entities. In addition to imposing privacy and security requirements, HIPAA also creates obligations for us to report any unauthorized use or disclosure of protected health information, known as a breach, to our covered entity customers. The 2013 final HITECH rule modified the breach reporting standard in a manner that made more data security incidents qualify as reportable breaches. In addition, HITECH and its implementing regulations impose similar data breach notification requirements on vendors of personal health records that require us to notify affected individuals and the FTC in the event of a data breach involving the unsecured personal information of users of our public portal services. Violations of HIPAA may result in civil and criminal penalties and could damage our reputation and harm our business. HITECH increased civil penalty amounts for violations of HIPAA and significantly strengthened enforcement by requiring the U.S. Department of Health and Human Services (HHS) to conduct periodic audits to confirm compliance and authorizing state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of HIPAA Privacy Standards and Security Standards that threaten the privacy of state residents. We cannot assure you that we will adequately address the risks created by these amended HIPAA Privacy Standards and Security Standards. In addition, we are unable to predict what changes to these Standards might be made in the future or how those changes, or other changes in applicable laws and regulations, could affect our business.

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

Failure to maintain CME accreditation could adversely affect Medscape, LLC’s ability to provide online CME offerings

Medscape, LLC’s CME activities are planned and implemented in accordance with the current Essential Areas and Elements and the Policies of the Accreditation Council for Continuing Medical Education (or ACCME), which oversees providers of CME credit, and other applicable accreditation standards. ACCME’s standards for commercial support of CME are intended to assure, among other things, that CME activities of ACCME-accredited providers, such as Medscape, LLC, are independent of “commercial interests,” which are defined as entities that produce, market, re-sell or distribute healthcare goods and services, excluding certain organizations. “Commercial interests,” and entities owned or controlled by “commercial interests,” are ineligible for accreditation by the ACCME. From time to time, the ACCME revises its standards for commercial support of CME. As a result of certain past ACCME revisions, we adjusted our corporate structure and made changes to our management and operations intended to allow Medscape, LLC to provide CME activities that are developed independently from programs developed by its sister companies, which may not be independent of “commercial interests.” We believe that these changes allow Medscape, LLC to satisfy the applicable standards.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by WebMD during the three months ended March 31, 2015 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
1/1/15 - 1/31/15	84,647	$38.56	83,504	$31,792,659
2/1/15 - 2/28/15	11,002	$39.19	—	$31,792,659
3/1/15 - 3/31/15	987	$43.87	—	$31,792,659

Total	96,636	$38.69	83,504

(1)	Includes the following number of shares withheld from WebMD Restricted Common Stock that vested during the respective periods in order to satisfy withholding tax requirements related to the vesting of the awards: 1,143 in January, 11,002 in February and 987 in March. The value of these shares was determined based on the closing price of WebMD Common Stock on the date of vesting.

(2)	In August 2011, a stock repurchase program (the “Program”) was established through which WebMD was authorized to use up to $75,000,000 to purchase shares of its Common Stock. Increases to the Program of $75,000,000, $50,000,000, $40,000,000, $30,000,000 and $23,895,000 were authorized in October 2011, February 2014, March 2014, April 2014 and November 2014, respectively. For additional information, see Note 4 to the Consolidated Financial Statements included in this Quarterly Report.

ITEM 6.    Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBMD HEALTH CORP.

By:	/s/ PETER ANEVSKI
Peter Anevski
Executive Vice President and
Chief Financial Officer

Date: May 11, 2015

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))

10.1	Amendment No. 5, dated as of February 26, 2015, to the WebMD Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.55 to Amendment No. 1, filed April 29, 2015, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)*

10.2	Letter Agreement, dated as of March 25, 2015, between the Registrant and David Schlanger (incorporated by reference to Exhibit 10.56 to Amendment No. 1, filed April 29, 2015, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)*

10.3	Letter Agreement, dated as of March 25, 2015, between the Registrant and Peter Anevski (incorporated by reference to Exhibit 10.57 to Amendment No. 1, filed April 29, 2015, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)*

10.4	Letter Agreement, dated as of March 25, 2015, between the Registrant and Michael Glick (incorporated by reference to Exhibit 10.58 to Amendment No. 1, filed April 29, 2015, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)*

10.5	Letter Agreement, dated as of March 25, 2015, between the Registrant and Douglas W. Wamsley (incorporated by reference to Exhibit 10.59 to Amendment No. 1, filed April 29, 2015, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)*

10.6	Letter Agreement, dated as of March 25, 2015, between the Registrant and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.60 to Amendment No. 1, filed April 29, 2015, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Section 1350 Certification of Chief Executive Officer of Registrant

32.2	Section 1350 Certification of Chief Financial Officer of Registrant

99.1	Explanation of Non-GAAP Financial Measures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Agreement relates to executive compensation.

E-1