Form 10-Q
period 2015-06-30
WebMD Health Corp.
filed 2015-08-06
CIK 1326583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Yes  ☐        No  ☑

As of July 31, 2015, the Registrant had 37,968,173 shares of Common Stock outstanding (including unvested shares of restricted Common Stock).

WEBMD HEALTH CORP.

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2015

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. The following important risks and uncertainties could affect our future results, causing those results to differ materially from those expressed in our forward-looking statements:

•	failure to achieve sufficient levels of usage of our public and private portals and mobile platforms;

•	failure to attract sufficient consumers and healthcare professionals to our public portals and mobile platforms, including as a result of existing and new competitors for those audiences;

•	competition for advertisers and sponsors for our public portals and mobile platforms;

•	reductions or delays in promotional and educational spending by pharmaceutical and biotechnology companies, whether resulting from the number and timing of regulatory approvals of new products or indications, from the number and timing of regulatory approvals of generic products that compete with existing brand name products or from other factors affecting the relevant markets;

•	the inability to successfully deploy new or updated applications or services for our public portals, mobile platforms and private portals or, if deployed, the failure to create new or enhanced revenue streams from those applications or services;

•	failure to preserve and enhance the “WebMD” and “Medscape” brands and our other brands;

•	the inability to provide health coaching and condition management services that meet the needs of clients and potential clients of our private portals or the failure to do so with sufficient efficiency to make those services profitable for us;

•	the inability to attract and retain qualified personnel;

•	adverse economic conditions and disruptions in the capital markets;

•	adverse changes in general business or regulatory conditions affecting the healthcare, information technology and Internet industries; and

•	the other risks and uncertainties described in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

iii

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$757,382	$706,776
Accounts receivable, net of allowance for doubtful accounts of $672 at June 30, 2015 and $631 at December 31, 2014	149,088	136,806
Prepaid expenses and other current assets	20,633	13,877
Deferred tax assets	12,038	18,147

Total current assets	939,141	875,606
Property and equipment, net	54,416	59,573
Goodwill	202,980	202,980
Intangible assets, net	12,549	14,215
Deferred tax assets	1,976	18,947
Other assets	23,433	26,236

TOTAL ASSETS	$1,234,495	$1,197,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$58,799	$72,658
Deferred revenue	114,865	89,785
2.25% convertible notes due 2016	252,232	—

Total current liabilities	425,896	162,443
2.25% convertible notes due 2016	—	252,232
2.50% convertible notes due 2018	400,000	400,000
1.50% convertible notes due 2020	300,000	300,000
Other long-term liabilities	21,001	21,293

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 650,000,000 shares authorized; 57,437,992 shares issued at June 30, 2015 and December 31, 2014	574	574
Additional paid-in capital	9,202,878	9,214,800
Treasury stock, at cost; 20,595,350 shares at June 30, 2015 and 21,084,995 shares at December 31, 2014	(671,192)	(685,659)
Accumulated other comprehensive income	1,065	976
Accumulated deficit	(8,445,727)	(8,469,102)

Stockholders’ equity	87,598	61,589

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,234,495	$1,197,557

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$148,320	$140,400	$291,663	$274,232
Cost of operations	60,407	54,456	118,284	107,020
Sales and marketing	32,570	33,321	65,046	66,232
General and administrative	23,002	22,339	44,455	46,120
Depreciation and amortization	7,592	7,042	15,837	14,370
Interest income	9	17	26	32
Interest expense	6,171	6,172	12,343	12,344
Gain on investments	139	—	139	—
Other expense	4,100	—	4,100	—

Income before income tax provision	14,626	17,087	31,763	28,178
Income tax provision	1,255	7,371	8,388	12,196

Net income	$13,371	$9,716	$23,375	$15,982

Net income per common share:
Basic	$0.36	$0.26	$0.64	$0.41

Diluted	$0.32	$0.23	$0.57	$0.38

Weighted-average shares outstanding used in computing per share amounts:
Basic	36,705	37,819	36,549	38,543

Diluted	53,618	45,801	43,684	46,667

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$13,371	$9,716	$23,375	$15,982
Other comprehensive (loss) income, net of tax:
Net change in unrealized gains on available-for-sale securities	(57)	—	89	—

Total other comprehensive (loss) income, net of tax	(57)	—	89	—

Comprehensive income	$13,314	$9,716	$23,464	$15,982

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$23,375	$15,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,837	14,370
Non-cash interest, net	2,256	2,256
Non-cash stock-based compensation	15,589	16,323
Deferred income taxes	(6,476)	2,803
Gain on investments	(139)	—
Changes in operating assets and liabilities:
Accounts receivable	(12,282)	(4,261)
Prepaid expenses and other, net	(6,130)	(2,668)
Accrued expenses and other long-term liabilities	(14,465)	(16,015)
Deferred revenue	25,080	13,188

Net cash provided by operating activities	42,645	41,978

Cash flows from investing activities:
Proceeds from sale of investments	139	—
Purchases of property and equipment	(8,711)	(11,446)

Net cash used in investing activities	(8,572)	(11,446)

Cash flows from financing activities:
Proceeds from exercise of stock options	11,653	30,147
Cash used for withholding taxes due on stock-based awards	(2,960)	(10,339)
Purchases of treasury stock	(5,351)	(102,353)
Excess tax benefit on stock-based awards	13,191	8,444

Net cash provided by (used in) financing activities	16,533	(74,101)

Net increase (decrease) in cash and cash equivalents	50,606	(43,569)
Cash and cash equivalents at beginning of period	706,776	824,880

Cash and cash equivalents at end of period	$757,382	$781,311

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

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results to be expected for any subsequent period or for the entire year ending December 31, 2015. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents the revenues recognized from the four revenue groups described above during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Advertising and sponsorship
Biopharma and medical device	$85,977	$81,981	$161,822	$150,469
OTC, CPG and other	30,249	29,503	60,197	63,972

	116,226	111,484	222,019	214,441
Private portal services	26,441	24,188	55,763	48,817
Information services	5,653	4,728	13,881	10,974

	$148,320	$140,400	$291,663	$274,232

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

Income Taxes

The income tax provision during the three and six months ended June 30, 2015 includes a non-cash income tax benefit of $4,724 due to the reversal of an income tax valuation allowance. This benefit reflects a correcting adjustment to the income tax valuation allowance originally recorded during the year ended December 31, 2012, which increased the Company’s net loss in that year. Additionally, during the three and six months ended June 30, 2015, the Company decreased its current and long-term deferred tax assets by $7,714 and $21,785, respectively, and decreased additional paid-in capital by $29,499. These amounts reflect correcting adjustments related to the realization of excess tax benefits for share-based payments during the years ended December 31, 2011 and 2010. The Company determined that the effect of the items being adjusted was not material to any previously issued interim or annual financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income — Basic	$13,371	$9,716	$23,375	$15,982
Interest expense on 1.50% Notes, net of tax	864	864	1,728	1,728
Interest expense on 2.50% Notes, net of tax	1,797	—	—	—
Interest expense on 2.25% Notes, net of tax	1,103	—	—	—

Net income — Diluted	$17,135	$10,580	$25,103	$17,710

Denominator:
Weighted-average shares — Basic	36,705	37,819	36,549	38,543
Stock options and restricted stock	1,503	2,301	1,441	2,443
1.50% Notes	5,694	5,681	5,694	5,681
2.50% Notes	6,205	—	—	—
2.25% Notes	3,511	—	—	—

Adjusted weighted-average shares after assumed conversions — Diluted	53,618	45,801	43,684	46,667

Net income per common share:
Basic	$0.36	$0.26	$0.64	$0.41

Diluted	$0.32	$0.23	$0.57	$0.38

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Options and restricted stock	4,087	2,688	3,487	2,584
2.50% Notes	—	6,191	6,205	6,191
2.25% Notes	—	3,503	3,511	3,503

	4,087	12,382	13,203	12,278

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the revised guidance, a discontinued operation is defined as a disposal of a component or group of components that represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The revised guidance was effective for the Company beginning in the quarter ended March 31, 2015. The adoption of the revised guidance did not have an impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the revised guidance requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB agreed to delay the effective date of ASU No. 2014-09 by one year. As a result, the revised guidance is effective for the Company beginning in the quarter ending March 31, 2018. Early adoption is permitted, but not before the original effective date of the guidance. The revised guidance is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet determined the impact the revised guidance will have on its consolidated financial statements.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company did not have any Level 2 or Level 3 assets during the periods presented. The following table sets forth the Company’s Level 1 financial assets that were measured and recorded at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

		June 30, 2015			December 31, 2014
	Fair Value Estimate Using:	Amortized Cost Basis	Fair Value	Gross Unrealized Gains	Amortized Cost Basis	Fair Value	Gross Unrealized Gains
Cash and cash equivalents	Level 1	$757,382	$757,382	$—	$706,776	$706,776	$—
Available-for-sale security	Level 1	—	1,749	1,749	—	1,603	1,603

The Company’s available-for-sale security consists of an equity investment in a publicly traded company that completed its initial public offering in December 2014. The following table reconciles the beginning and ending balances of the Company’s available-for-sale security:

Six Months Ended June 30, 2015
Fair value as of the beginning of the period	$1,603
Cash proceeds received	(139)
Gain included in earnings	139
Change in unrealized gains included in other comprehensive income	146

Fair value as of the end of the period	$1,749

During the three and six months ended June 30, 2015, the Company recorded a gain on investments of $139, which represents the proceeds received by the Company when it sold a portion of its available-for-sale security. The unrealized gain related to this investment, net of tax, is included within accumulated other comprehensive income in the accompanying consolidated balance sheets as of June 30, 2015 and December 31, 2014.

The Company also holds an investment in a privately held company which is carried at cost, and not subject to fair value measurements. However, if events or circumstances indicate that its carrying amount may not be

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recoverable, it would be reviewed for impairment. The Company made this investment in November 2008 by acquiring preferred stock. During November 2014, this investment was converted into a combination of preferred stock and debt securities of another privately held company through an acquisition. The total amount of the Company’s investment in this privately held company is $6,471, which includes $470 of acquisition costs. Since the Company does not have the ability to exercise significant influence over this company, the investment is accounted for under the cost method and it is included in other assets on the accompanying consolidated balance sheets as of June 30, 2015 and December 31, 2014.

For disclosure purposes, the Company is required to measure the outstanding value of its debt on a recurring basis. The following table presents the carrying value and estimated fair value (based on Level 1 market price data) of the Company’s convertible notes that were carried at historical cost as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2.25% Notes	$252,232	$253,493	$252,232	$254,754
2.50% Notes	$400,000	$415,000	$400,000	$399,000
1.50% Notes	$300,000	$321,798	$300,000	$299,250

4.    Equity

Stock Repurchase Program

In August 2011, the Board of Directors established a stock repurchase program (the “Program”) through which the Company was authorized to use up to $75,000 to purchase shares of WebMD Common Stock, from time to time, in the open market through block trades or in private transactions, depending on market conditions and other factors. In October 2011, February 2014, March 2014, April 2014 and November 2014, the Company’s Board of Directors authorized increases to the Program of $75,000, $50,000, $40,000, $30,000 and $23,895, respectively. During the three and six months ended June 30, 2015, the Company repurchased 47,187 shares and 130,691 shares, respectively, at an aggregate cost of $2,132 and $5,351, respectively, under the Program. During the three and six months ended June 30, 2014, the Company repurchased 864,183 shares and 2,459,087 shares, respectively, at an aggregate cost of $34,847 and $102,353, respectively, under the Program. As of June 30, 2015, $29,660 remained available for repurchases under the Program.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income in the accompanying consolidated balance sheets as of June 30, 2015 and December 31, 2014 represents the unrealized gain on available-for-sale securities, net of taxes (see Note 3 for additional discussion).

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Intangible Assets

Intangible assets consist of the following:

	June 30, 2015				December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (a)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (a)
Content	$15,954	$(15,954)	$—	—	$15,954	$(15,954)	$—	—
Customer relationships	34,057	(28,173)	5,884	3.1	34,057	(27,126)	6,931	3.6
Technology and patents	17,882	(15,763)	2,119	2.0	17,882	(15,231)	2,651	2.5
Trade names-definite lives	2,530	(2,448)	82	0.5	2,530	(2,361)	169	1.0
Trade names-indefinite lives	4,464	—	4,464	n/a	4,464	—	4,464	n/a

Total	$74,887	$(62,338)	$12,549		$74,887	$(60,672)	$14,215

(a)	The calculation of the weighted-average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

Amortization expense was $833 and $1,666 during the three and six months ended June 30, 2015, respectively, and $567 and $1,135 during the three and six months ended June 30, 2014, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year Ending December 31:
2015 (July 1st to December 31st)	$1,655
2016	$3,120
2017	$2,044
2018	$1,266

6.    Commitments and Contingencies

Legal Proceedings

MyMedicalRecords, Inc. v. WebMD Health Corp. and WebMD Health Services Corp.

On February 13, 2013, MyMedicalRecords, Inc. filed an action against the Company in the United States District Court in the Central District of California. The complaint alleged that the personal health record tool sold by WebMD Health Services Group, Inc. infringes U.S. Patent No. 8,301,466 issued on October 30, 2012. The complaint sought injunctive relief, as well as damages in unspecified amounts. Pursuant to an agreement between the parties, MyMedicalRecords dismissed the complaint without prejudice in order to enable the parties to try to resolve the matter without the timing constraints of the litigation. The parties were unable to resolve the matter and, on October 2, 2013, MyMedicalRecords filed a new complaint against the Company alleging infringement of U.S. Patent No. 8,301,466 as well as U.S. Patent No. 8,498,883 issued on July 30, 2013. The Plaintiff sought unspecified damages and an injunction with respect to certain products offered by the Company. The Court had consolidated the Plaintiff’s claim against the Company with its claims against several other companies. On December 22, 2014, the Court granted summary judgment in favor of the Company and its co-defendants finding that the ‘883 patent is invalid. On December 23, 2014, the Court granted summary judgment in favor of the Company and its co-defendants finding that the ‘466 patent is invalid. On January 6, 2015, the Court entered a

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

final order dismissing the case. On January 15, 2015, MyMedicalRecords filed a Notice of Appeal of the Court’s order with the Circuit Court for the Federal Circuit. On July 7, 2015, the Circuit Court granted MyMedicalRecords’ motion for a voluntary dismissal of the appeals.

Coverage Dispute with Stop Loss Carrier for Health Benefit Plan

On June 27, 2013, the Company filed an action in the Supreme Court, State of New York (“New York Action”), seeking payment from Everest Reinsurance Company (“Everest”) of $1,965 in outstanding claims under a stop loss insurance policy issued by Everest for certain medical claims under the WebMD Health and Welfare Plan, the Company’s self-insured group health and prescription benefit plan (the “Health Plan”) for its eligible employees and their dependents that were pending under the 2012 stop loss policy. On December 9, 2013, Everest answered the New York Action complaint and filed a counterclaim against the Company, the claims administrator under the Health Plan and the Company’s insurance broker seeking recovery of approximately $2,935 paid by Everest under the 2011 and 2012 stop loss policies and seeking a declaration that the remaining $1,965 was not payable by Everest. The parties entered into a settlement agreement effective April 27, 2015 pursuant to which, on June 9, 2015, the parties filed a stipulation of discontinuance of all claims by all parties. Under the terms of the settlement agreement, substantially all of the amount due from Everest was paid to the Company and the $2,935 previously paid by Everest will not be repayable by the Company.

Traffic Information, LLC v. WebMD LLC

On June 25, 2014, Traffic Information, LLC filed an action against the Company in the United States District Court in the Eastern District of Texas. The complaint alleges that the Company directly infringes and has induced infringement of U.S. Patent No. 6,785,606 issued on August 31, 2004. The parties entered into a settlement agreement pursuant to which, on April 21, 2015, the parties filed a joint stipulation for dismissal which was approved by the Court on May 6, 2015. Under the terms of the agreement, neither party has admitted any liability to the other and the Company is not required to modify, suspend or terminate the sale of any of its products.

Patent Infringement Claim by International Business Machines Corporation

In February 2015, International Business Machines Corporation (“IBM”) notified the Company that IBM believes that the Company’s Websites infringe U.S. Patents 7,072,849, 5,796,967 and 6,374,359. The Company and IBM have entered into an agreement pursuant to which these claims have been resolved.

Dual Diagnosis Treatment Center, et al v. Blue Cross of California, et al

On May 8, 2015, six providers of substance abuse and/or mental health treatment services located in the States of California, Arizona and Florida filed an action in the United States District Court for the Central District of California against twenty-eight (28) Blue Cross and Blue Shield companies (collectively “Blue Cross”), as well as at least forty-one (41) health and benefit plans, including the WebMD Health and Welfare Plan (the “Health Plan”). Horizon Blue Cross Blue Shield of New Jersey, one of the Blue Cross companies named as a defendant, serves as third-party claims administrator for the Health Plan, a welfare plan sponsored by the Company under the applicable provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The Company self-insures (up to the deductible amount under the Company’s stop loss insurance policy) the group health plan component of the Health Plan. The Company serves as “plan administrator” for the Health Plan under ERISA. The plaintiffs, “out-of-network” providers to Blue Cross, claim that Blue Cross improperly ignored assignments of benefits received by the plaintiffs from the individual plan participants and sent payments directly to such individual participants who then failed to remit those payments to the providers.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plaintiffs claim that defendants’ failures to honor the assignments violate ERISA and state law and they seek recovery for benefit claims in unspecified amounts that they claim have been paid to the wrong party together with attorney fees, as well as removal of all fiduciaries who are found to have breached ERISA-imposed duties under the relevant health and benefit plans on account of such conduct, and injunctive relief to enjoin Blue Cross from alleged unlawful practices regarding assignments of benefits. The Company has not yet filed an answer to the complaint. The Company is unable to predict the outcome of this action or to reasonably estimate the possible loss or range of loss, if any, arising from the claims asserted therein.

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

The 2005 Long-Term Incentive Plan (as amended, the “2005 Plan”) is the only existing plan under which future grants can be made. The maximum number of shares of the Company’s Common Stock that may be subject to awards under the 2005 Plan was 23,275,000 as of June 30, 2015, subject to adjustment in accordance with the terms of the 2005 Plan. The Company had an aggregate of 516,672 shares of Common Stock available for future grants under the 2005 Plan at June 30, 2015.

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

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (a)
Outstanding at January 1, 2015	7,547,526	$32.69
Granted	1,817,000	42.72
Exercised	(586,765)	22.50
Cancelled	(421,073)	35.73

Outstanding at June 30, 2015	8,356,688	$35.43	7.2	$78,408

Vested and exercisable at the end of the period	3,536,238	$31.07	5.0	$49,963

(a)	The aggregate intrinsic value is based on the market price of the Company’s Common Stock on June 30, 2015, which was $44.28, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on June 30, 2015.

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

	Six Months Ended June 30,
	2015	2014
Expected dividend yield	0.0%	0.0%
Expected volatility	0.45 - 0.48	0.48 - 0.49
Risk-free interest rate	1.01% - 1.56%	1.28% - 1.72%
Expected term (years)	4.1 - 4.7	4.3 - 5.0
Weighted-average fair value of options granted during the period	$16.39	$17.82

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

	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2015	904,083	$35.58
Granted	381,920	42.91
Vested	(133,758)	34.87
Forfeited	(68,125)	32.54

Balance at June 30, 2015	1,084,120	$38.45

Proceeds received from the exercise of options to purchase shares of the Company’s Common Stock were $7,165 and $11,653 during the three and six months ended June 30, 2015, respectively, and $12,665 and $30,147 during the three and six months ended June 30, 2014, respectively. Additionally, in connection with the exercise of certain stock options and the vesting of restricted stock, the Company made payments of $1,916 and $2,960 during the three and six months ended June 30, 2015, respectively, and $5,013 and $10,339 during the three and six months ended June 30, 2014, respectively, related to employee statutory withholding taxes that were satisfied by withholding shares of Common Stock of equal value from the respective employees. The proceeds and payments described above are reflected within cash flows from financing activities within the accompanying consolidated statements of cash flows.

The intrinsic value related to stock options that were exercised, combined with the fair value of shares of restricted stock that vested, aggregated $9,647 and $18,782 for the three and six months ended June 30, 2015, respectively, and $19,512 and $45,495 for the three and six months ended June 30, 2014, respectively.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other

Each year, the Company issues shares of its Common Stock to WebMD non-employee directors with a value equal to their annual board and committee retainers. The Company recorded $116 and $233 of stock-based compensation expense for the three and six months ended June 30, 2015, respectively, and $77 and $154 of stock-based compensation expense for the three and six months ended June 30, 2014, respectively, in connection with these issuances.

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	$5,273	$4,953	$9,933	$10,419
Restricted stock	2,819	2,603	5,423	5,750
Other	116	77	233	154

Total stock-based compensation expense	$8,208	$7,633	$15,589	$16,323

Included in:
Cost of operations	$1,032	$1,429	$2,421	$2,893
Sales and marketing	1,683	1,694	3,131	3,799
General and administrative	5,493	4,510	10,037	9,631

Total stock-based compensation expense	$8,208	$7,633	$15,589	$16,323

As of June 30, 2015, approximately $73,600 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 2.6 years, related to the Plans.

Tax benefits attributable to stock-based compensation represented 38% of stock-based compensation expense for the three and six months ended June 30, 2015 and 39% of stock-based compensation expense for the three and six months ended June 30, 2014.

8.    Other Expense

Other expense for the three and six months ended June 30, 2015 represents a charge related to the resolution of a patent infringement claim made by IBM against the Company. See Note 6 for additional discussion.

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

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report and is intended to provide an understanding of our results of operations, financial condition and changes in our results of operations and financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides: a general description of our company and its business; background information on certain trends, transactions and other developments affecting our company; and a discussion of how seasonal factors may impact the timing of our revenue.

•	Critical Accounting Estimates and Policies. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective and often complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (which we refer to as the SEC).

•	Results of Operations and Supplemental Financial and Operating Information. These sections provide our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on a consolidated basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of June 30, 2015.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

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

—	The Internet has become a primary source of information for physicians and other healthcare professionals seeking to improve clinical practice and to interact with their peers. The Internet has also become one of the primary means for physicians and other healthcare professionals to obtain CME and CE.

•	Online Marketing and Education Spending for Healthcare Products. Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating consumers and physicians about them; however, only a small portion is currently spent on online services. We believe that these companies, which represented approximately 73% of our advertising and sponsorship revenue in 2014 and in the first half of 2015, are aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians. In addition, in an effort to improve operating efficiencies, some pharmaceutical companies have been reducing their field sales forces in the past several years. In addition, we expect that the pipeline of new pharmaceutical products will be strong in the next year and that a significant portion of those products will be ones for which our digital platforms are particularly effective in providing communications to the target audiences that pharmaceutical companies want to reach about specific therapies. However, notwithstanding our general expectation for increased future demand, we cannot predict the extent or the pace of any shift by pharmaceutical, biotechnology and medical device companies of their marketing expenditures to online services or to what extent they will choose WebMD to provide such services. Furthermore, our advertising and sponsorship revenue may vary significantly from quarter to quarter due to a number of other factors, many of which are outside our control, including general economic and regulatory conditions and the following:

—	The majority of our advertising and sponsorship contracts are for terms of approximately four to twelve months. We have relatively few longer term advertising and sponsorship contracts.

—	The time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program, as well as the additional time period before our services are delivered, may be longer than expected, especially for medium-sized and larger contracts, and may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals, including internal approvals relating to compliance with the laws and regulations applicable to the marketing of healthcare products. We have experienced, from time to time in the past, a lengthening of this internal review process by pharmaceutical and biotechnology companies, which has resulted in delays in contracting, as well as delays in recognizing expected revenue under executed contracts, and we cannot predict whether similar delays may occur in future periods.

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

•	Other Factors Affecting the Demand for Our Advertising and Sponsorship Services. Some of our pharmaceutical company customers have experienced patent expirations for certain of their products in the past several years and some are expected to experience patent expirations over the next several years. In the pharmaceutical industry, patent expirations allow for competition from lower-priced generic versions of the patented drugs and generally result in the termination of marketing efforts for the drug and, in certain instances, have resulted in reductions in the overall online advertising budgets for some of our customers. Our public portals advertisers and sponsors include companies that provide over-the-counter drugs and other healthcare products, food and beverages, beauty products and other consumer products, particularly for products and services that relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention, as well as clients such as retailers, pharmacies, hospitals, health insurance companies and government agencies. Revenues from these clients are more likely to reflect trends in general economic conditions than revenues from pharmaceutical, biotechnology and medical device companies. Accordingly, revenues from these clients may be subject to significant quarter-to-quarter variations and we may not be able to forecast those variations accurately. Our advertising and sponsorship services are subject to competition from numerous alternatives, including other Internet sites that focus on health-related content, Internet search engines, social media Internet sites, general interest consumer sites and traditional media. Such competition may result in smaller customer commitments or pressure to reduce prices, both of which could reduce our revenues and profit margins.

•	Traffic Trends. The WebMD Health Network reached an average of approximately 212 million monthly unique visitors in the second quarter of 2015, and delivered approximately 4.12 billion page views during the quarter, increases of 18% and 19%, respectively, over the prior year period. Traffic to Medscape properties from physicians and other healthcare professionals averaged approximately 7.0 million physician sessions per month in the second quarter of 2015, an increase of approximately 14% over the prior year period. Consumers and healthcare professionals are increasingly using smartphones, tablets and other mobile devices to access the Internet, with physicians increasingly using mobile devices during treatment at the point of care. Accordingly, the portion of our page views from mobile devices has increased rapidly in the past several years as usage has increased on mobile devices, and increased utilization of our mobile offerings was the primary driver of our traffic growth in the second quarter of 2015, as compared to the prior year period. During the second quarter of 2015: approximately 39% of our page views came from a U.S. smartphone; approximately 24% came from a U.S. personal computer (or PC); approximately 7% came from a U.S. tablet device; and approximately 30% came from non-U.S. sources. While the driver of our traffic growth was the increase in mobile, our traffic from PCs and tablets remained consistent with levels in the prior year period.

•	Efforts to Increase Advertising and Sponsorship Revenue from Mobile. We remain focused on delivering a multi-screen platform that engages users on their personal computers, tablet devices and smartphones. As we broaden our mobile offerings for consumers and physicians, we are also expanding our mobile advertising and sponsorship products. We have been seeing increasing customer demand for mobile advertising and sponsorship and have been including mobile components in many of the multi-platform program configurations that we are selling to advertisers and sponsors. While we offer mobile as a stand-alone purchase, our advertising and sponsorship clients are generally interested in reaching a targeted audience, regardless of what device the user is engaging on, and choose multi-platform advertising and sponsorship programs. Because of the importance to our pharmaceutical company clients of reaching the healthcare professionals in our Medscape audience on whatever device they use to access Medscape content and because of additional regulatory requirements applicable to advertising directed to consumers, we have seen more significant demand from pharmaceutical companies for Medscape mobile advertising and sponsorship programs than for utilizing mobile to reach consumers.

•

Use of Population Health Management Services.    In a healthcare market where a greater share of the responsibility for healthcare costs and decision-making has been shifting to consumers, use of information technology to assist consumers in making informed decisions about healthcare has also increased. We believe that, through our WebMD Health Services private portals and related coaching services, we are well positioned to play a role in this environment. For more than a decade, our cloud-

based population health management services have helped employers and health plans improve the health of their employee and plan participant populations and reduce healthcare costs. Our services help employees and plan participants make more informed health and benefit decisions, positively change health behaviors, manage health conditions and lead healthier lives. At the beginning of 2014, we launched our WebMD Health Services platform for the Blue Cross Blue Shield Association Federal Employee Program (or FEP). With this program, over 5 million FEP members have access to a broad range of our WebMD Health Services solutions, including our online personal health record application, as well as to our health coaching services, and to around-the-clock access to nurses by phone, secure message, or chat. Our strategy depends, in part, on increasing usage of our services by our employer and health plan clients’ employees and plan participants and being able to demonstrate a sufficient return on investment and other benefits for our clients from those services. Increasing such usage requires us to continue to develop new and updated applications, features and services. In addition, we face competition for our online population health management applications and related coaching services. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do, and may be better known than we are.

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

During 2015 (through June 30, 2015), we repurchased 130,691 shares of our Common Stock at an aggregate cost of $5,351 through our stock repurchase program. As of June 30, 2015, $29,660 remained available for repurchases under our stock repurchase program.

Convertible Notes.    On January 11, 2011, we issued $400,000 aggregate principal amount of 2.50% Convertible Notes due 2018 (which we refer to as the 2.50% Notes) in a private offering. Unless previously converted, the 2.50% Notes will mature on January 31, 2018. Net proceeds from the sale of the 2.50% Notes were approximately $387,345, after deducting the related offering expenses, of which approximately $100,000 was used by us to repurchase 1,920,490 shares of WebMD Common Stock at a price of $52.07 per share, the last reported sale price of WebMD Common Stock on January 5, 2011, which repurchase settled on January 11, 2011. Interest on the 2.50% Notes is payable semi-annually on January 31 and July 31 of each year, commencing July 31, 2011. Under the terms of the 2.50% Notes, as adjusted following completion of tender offers by WebMD for its Common Stock in 2012, 2013 and 2014, holders may surrender their 2.50% Notes for conversion into WebMD Common Stock at a conversion rate of 15.5118 shares of WebMD Common Stock per thousand dollars principal amount of the 2.50% Notes. This is equivalent to a conversion price of approximately $64.47 per share of Common Stock. In the aggregate, the 2.50% Notes were convertible into 6,204,720 shares of Common Stock as of June 30, 2015.

On March 14, 2011, we issued $400,000 aggregate principal amount of 2.25% Convertible Notes due 2016 (which we refer to as the 2.25% Notes) in a private offering. Unless previously converted, the 2.25% Notes will mature on March 31, 2016. Net proceeds from the sale of the 2.25% Notes were approximately $387,400, after deducting the related offering expenses, of which approximately $50,000 was used to repurchase 868,507 shares of WebMD Common Stock at a price of $57.57 per share, the last reported sale price of WebMD Common Stock on March 8, 2011, which repurchase settled on March 14, 2011. Interest on the 2.25% Notes is payable semi-annually on March 31 and September 30 of each year, commencing September 30, 2011. During 2013, we repurchased a total of $147,768 principal amount of our 2.25% Notes for $150,354 in cash and we recognized a pre-tax loss of $4,871 related to these repurchases which included the expensing of the remaining deferred issuance costs outstanding related to the repurchased 2.25% Notes. Under the terms of the 2.25% Notes, as adjusted following completion of tender offers by WebMD for its Common Stock in 2012, 2013 and 2014, holders may surrender their 2.25% Notes for conversion into WebMD Common Stock at a conversion rate of 13.9202 shares of Common Stock per thousand dollars principal amount of the 2.25% Notes. This is equivalent to a conversion price of approximately $71.84 per share of Common Stock. In the aggregate, the 2.25% Notes were convertible into 3,511,120 shares of Common Stock as of June 30, 2015, at which time the remaining outstanding principal amount was $252,232.

On November 26, 2013, we issued $300,000 aggregate principal amount of 1.50% Convertible Notes due 2020 (which we refer to as the 1.50% Notes) in a private offering. Unless previously converted, the 1.50% Notes will mature on December 1, 2020. Net proceeds from the sale of the 1.50% Notes were approximately $291,823, after deducting the related offering expenses. Interest on the 1.50% Notes is payable semi-annually on June 1 and December 1 of each year, commencing June 1, 2014. Under the terms of the 1.50% Notes, as adjusted in September 2014 following completion of the 2014 Tender Offer, holders may surrender their 1.50% Notes for conversion into WebMD Common Stock at a conversion rate of 18.9795 shares of Common Stock per thousand dollars principal amount of the 1.50% Notes. This is equivalent to a conversion price of approximately $52.69 per share of Common Stock. In the aggregate, the 1.50% Notes were convertible into 5,693,850 shares of Common Stock as of June 30, 2015.

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

•	Long-Lived Assets. Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on fair value using exit price and market participant view, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill and indefinite-lived intangible assets, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill and indefinite-lived intangible assets, whenever indicators of impairment are present. We evaluate the carrying value of goodwill and indefinite-lived intangible assets annually, or whenever indicators of impairment are present. We test goodwill for impairment at the reporting unit level only when, after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value. Long-lived assets held for sale are reported at the lower of cost or fair value less cost to sell. There was no impairment of goodwill or indefinite-lived intangible assets in 2014 or during the six months ended June 30, 2015.

•	Stock-Based Compensation. Stock-based compensation expense for all share-based payment awards granted is determined based on the grant date fair value. The grant date fair value for stock options is estimated using the Black-Scholes Option Pricing Model. We recognize these compensation costs net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment awards. As of June 30, 2015, there was approximately $73,600 of unrecognized stock-based compensation expense (net of estimated forfeitures) related to unvested stock options and restricted stock held by employees, which is expected to be recognized over a weighted-average period of approximately 2.6 years, related to our stock-based compensation plans.

•	Deferred Taxes. Our deferred tax assets are comprised primarily of net operating loss carryforwards and federal tax credits. These net operating loss carryforwards and federal tax credits may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. A significant portion of our net deferred tax assets, including the portion related to excess tax benefits of stock-based awards, are reserved for by a valuation allowance as required by relevant accounting literature. Management determines the need for a valuation allowance by assessing the probability of realizing deferred tax assets, taking into consideration factors including historical operating results, expectations of future earnings and taxable income. Management will continue to evaluate the need for a valuation allowance in the future.

•	Tax Contingencies. Our tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by tax authorities. These potential exposures result from applications of various statutes, rules, regulations and interpretations. Our estimates of tax contingencies reflect assumptions and judgments about potential actions by taxing jurisdictions. We believe that these assumptions and judgments are reasonable. However, our accruals may change in the future due to new developments in each matter and the ultimate resolution of these matters may be greater or less than the amount that we have accrued. Consistent with our historical financial reporting, we have elected to reflect interest and penalties related to uncertain tax positions as part of the income tax provision.

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	$	% (a)	$	% (a)	$	% (a)	$	% (a)
Revenue	$148,320	100.0	$140,400	100.0	$291,663	100.0	$274,232	100.0
Cost of operations	60,407	40.7	54,456	38.8	118,284	40.6	107,020	39.0
Sales and marketing	32,570	22.0	33,321	23.7	65,046	22.3	66,232	24.2
General and administrative	23,002	15.5	22,339	15.9	44,455	15.2	46,120	16.8
Depreciation and amortization	7,592	5.1	7,042	5.0	15,837	5.4	14,370	5.2
Interest income	9	—	17	—	26	—	32	—
Interest expense	6,171	4.2	6,172	4.4	12,343	4.2	12,344	4.5
Gain on investments	139	0.1	—	—	139	—	—	—
Other expense	4,100	2.8	—	—	4,100	1.4	—	—

Income before income tax provision	14,626	9.9	17,087	12.2	31,763	10.9	28,178	10.3
Income tax provision	1,255	0.8	7,371	5.3	8,388	2.9	12,196	4.4

Net income	$13,371	9.0	$9,716	6.9	$23,375	8.0	$15,982	5.8

(a)	Amounts may not add due to rounding.

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

Cost of operations consists of salaries and related expenses, and non-cash stock-based compensation expense related to providing and distributing services and products we provide to customers, and costs associated with the operation and maintenance of our public and private portals. Cost of operations also consists of editorial and production costs, Website operations costs, non-capitalized Website development costs, costs we pay to our distribution partners, costs associated with our health and condition management programs and personalized health coaching services, and costs related to the production and distribution of our publications, including costs related to creating and licensing content, telecommunications, leased properties and printing and distribution.

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

Our discussions throughout this MD&A make references to certain non-cash expenses. One source of our non-cash expenses are related to the awards of all share-based payments to employees and non-employee directors, such as grants of employee stock options and restricted stock. Non-cash stock-based compensation expense is reflected in the same expense captions as the related salary cost of the respective employee.

The following table is a summary of our non-cash expenses included in the respective statements of operations captions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock-based compensation expense included in:
Cost of operations	$1,032	$1,429	$2,421	$2,893
Sales and marketing	1,683	1,694	3,131	3,799
General and administrative	5,493	4,510	10,037	9,631

Total stock-based compensation expense	$8,208	$7,633	$15,589	$16,323

Three and Six Months Ended June 30, 2015 and 2014

The following discussion is a comparison of our results of operations for the three and six months ended June 30, 2015 and 2014.

Revenue

Our total revenue increased 5.6% and 6.4% to $148,320 and $291,663 for the three and six months ended June 30, 2015, respectively, from $140,400 and $274,232 in the prior year periods. The increases were due to increases in advertising and sponsorship revenue of $4,742 and $7,578, increases in private portal services revenue of $2,253 and $6,946 and increases in information services revenue of $925 and $2,907, for the three and six months ended June 30, 2015, respectively, over the prior year periods. A more detailed discussion regarding changes in these revenue groupings is included below under “— Supplemental Financial and Operating Information.”

Costs and Expenses

Cost of Operations.    Cost of operations was $60,407 and $118,284 for the three and six months ended June 30, 2015, respectively, compared to $54,456 and $107,020 in the prior year periods. As a percentage of revenue, cost of operations was 40.7% and 40.6% for the three and six months ended June 30, 2015, respectively, compared to 38.8% and 39.0% for the prior year periods. Included in cost of operations were non-cash expenses related to stock-based compensation of $1,032 and $2,421 for the three and six months ended June 30, 2015, respectively, compared to $1,429 and $2,893 in the prior year periods. Cost of operations, excluding such non-cash expenses, was $59,375 and $115,863 for the three and six months ended June 30, 2015, respectively, or 40.0% and 39.7% of revenue, compared to $53,027 and $104,127, or 37.8% and 38.0% of revenue for the prior year periods. The increase in absolute dollars and as a percentage of revenue for the three and six months ended June 30, 2015 compared to the prior year periods was primarily attributable to the increased expense associated with the delivery of our advertising and sponsorship programs and the increased traffic to our Websites, as well as the increased expense attributable to the timing of certain discretionary services delivered to our private portal clients during the first half of 2015.

Sales and Marketing.    Sales and marketing expense was $32,570 and $65,046 for the three and six months ended June 30, 2015, respectively, compared to $33,321 and $66,232 in the prior year periods. As a percentage of revenue, sales and marketing expense was 22.0% and 22.3% for the three and six months ended June 30, 2015, respectively, compared to 23.7% and 24.2% for the prior year periods. Included in sales and marketing expense were non-cash expenses related to stock-based compensation of $1,683 and $3,131 for the three and six months ended June 30, 2015, respectively, compared to $1,694 and $3,799 in the prior year periods. Sales and marketing expense, excluding such non-cash expenses, was $30,887 and $61,915 for the three and six months ended June 30, 2015, respectively, or 20.8% and 21.2% of revenue, compared to $31,627 and $62,433, or 22.5% and 22.8% of revenue for the prior year periods. The decrease in sales and marketing expense as a percentage of revenue, excluding the non-cash expenses discussed above, for the three and six months ended June 30, 2015 compared to the prior year periods was primarily due to the increase in our revenue of 5.6% and 6.4%, respectively, without an increase in our sales and marketing expenses as certain of these expenses are generally fixed in nature.

General and Administrative.    General and administrative expense was $23,002 and $44,455 for the three and six months ended June 30, 2015, respectively, compared to $22,339 and $46,120 in the prior year periods. As a percentage of revenue, general and administrative expense was 15.5% and 15.2% for the three and six months ended June 30, 2015, respectively, compared to 15.9% and 16.8% in the prior year periods. Included in general and administrative expense were non-cash expenses related to stock-based compensation of $5,493 and $10,037 for the three and six months ended June 30, 2015, respectively, compared to $4,510 and $9,631 in the prior year periods. General and administrative expense, excluding such non-cash expenses, was $17,509 and $34,418 for the three and six months ended June 30, 2015, respectively, or 11.8% of revenue for both periods, compared to $17,829 and $36,489, or 12.7% and 13.3% of revenue for the prior year periods. The decrease as a percentage of revenue, excluding the non-cash expenses discussed above, for the three and six months ended June 30, 2015 compared to the prior year periods was primarily due to the increase in our revenue of 5.6% and 6.4%, respectively, without an increase in our general and administrative expenses as certain of these expenses are generally fixed in nature.

Depreciation and Amortization.    Depreciation and amortization expense was $7,592 and $15,837 for the three and six months ended June 30, 2015, respectively, compared to $7,042 and $14,370 in the prior year periods.

Interest Income.    Interest income was $9 and $26 for the three and six months ended June 30, 2015, respectively, compared to $17 and $32 in the prior year periods.

Interest Expense.    Interest expense was $6,171 and $12,343 for the three and six months ended June 30, 2015, respectively, compared to $6,172 and $12,344 in the prior year periods. These amounts included non-cash interest expense, related to the amortization of debt issuance costs for convertible debt, of $1,128 and $2,256 for the three and six months ended June 30, 2015 and 2014, respectively.

Gain on Investments.    Gain on investments of $139 for the three and six months ended June 30, 2015 represents the gain from the sale of a portion of our available-for-sale securities.

Other Expense.    Other expense of $4,100 for the three and six months ended June 30, 2015 represents a charge related to the resolution of a patent infringement claim made against us by International Business Machines Corporation.

Income Tax Provision.    The income tax provision was $1,255 and $8,388 for the three and six months ended June 30, 2015, respectively, compared to $7,371 and $12,196 in the prior year periods. During the three and six months ended June 30, 2015, the income tax provision represented 8.6% and 26.4% of pre-tax income, respectively. The effective tax rates were lower than our statutory tax rate for the 2015 periods as the income tax provision during the three and six months ended June 30, 2015 includes a non-cash income tax benefit of $4,724 due to the reversal of an income tax valuation allowance. This benefit reflects a correcting adjustment to the income tax valuation allowance originally recorded during the year ended December 31, 2012, which increased the Company’s net loss in that year. During the three and six months ended June 30, 2014, the income tax provision represented 43.1% and 43.3% of pre-tax income, respectively. The effective tax rate exceeded our statutory tax rate for the 2014 periods as a result of certain expenses that are non-deductible for income tax purposes.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Advertising and sponsorship
Biopharma and medical device	$85,977	$81,981	$161,822	$150,469
OTC, CPG and other	30,249	29,503	60,197	63,972

	116,226	111,484	222,019	214,441
Private portal services	26,441	24,188	55,763	48,817
Information services	5,653	4,728	13,881	10,974

	$148,320	$140,400	$291,663	$274,232

Earnings before interest, taxes, non-cash and other items (Adjusted EBITDA)	$40,549	$37,917	$79,467	$71,183
Interest, taxes, non-cash and other items
Interest income	9	17	26	32
Interest expense	(6,171)	(6,172)	(12,343)	(12,344)
Income tax provision	(1,255)	(7,371)	(8,388)	(12,196)
Depreciation and amortization	(7,592)	(7,042)	(15,837)	(14,370)
Non-cash stock-based compensation	(8,208)	(7,633)	(15,589)	(16,323)
Gain on investments	139	—	139	—
Other expense	(4,100)	—	(4,100)	—

Net income	$13,371	$9,716	$23,375	$15,982

The following discussion is a comparison of the results of operations for our groups of revenue and our Adjusted EBITDA for the three and six months ended June 30, 2015 and 2014.

Advertising and Sponsorship.    Advertising and sponsorship revenue was $116,226 and $222,019 in the three and six months ended June 30, 2015, respectively, increases of $4,742 and $7,578, or 4.3% and 3.5% from the prior year periods. The increase for the six month period in 2015 over the prior year period was primarily attributable to the increased adoption of our advertising and sponsorship offerings by biopharma and medical device companies, which offset a decrease in OTC, CPG and Other revenue of $3,775, resulting primarily from a program that we ran for healthcare.gov in the first quarter of 2014 that did not repeat in the current year period. In general, pricing remained relatively stable for our public portal advertising and sponsorship offerings and was not a significant source of the revenue increase in Biopharma and Medical Device revenue or the decrease in OTC, CPG and Other revenue.

Private Portal Services.    Private portal services revenue was $26,441 and $55,763 in the three and six months ended June 30, 2015, respectively, increases of $2,253 and $6,946, or 9.3% and 14.2% from the prior year periods. These increases were primarily attributable to the timing of certain discretionary services delivered during the three and six months ended June 30, 2015 for certain client programs. In general, pricing remained relatively stable for our private portal services and was not a significant source of the revenue increases. The number of customers using our private portal platform at June 30, 2015 was 90 compared to 100 customers using our private portal platform at June 30, 2014.

Adjusted EBITDA.    Adjusted EBITDA increased to $40,549 and $79,467 during the three and six months ended June 30, 2015, respectively, compared to $37,917 and $71,183 in the prior year periods. As a percentage of revenue, Adjusted EBITDA was 27.3% and 27.2% of revenue in the three and six months ended June 30, 2015, respectively, compared to 27.0% and 26.0% of revenue in the prior year periods. These increases as a percentage of revenue were primarily due to the higher revenue in 2015. Many of our expenses are fixed in nature and do not vary directly with revenue, and accordingly, our Adjusted EBITDA as a percentage of revenue will fluctuate primarily as a result of changes in our revenue.

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

Liquidity and Capital Resources

As of June 30, 2015, we had $757,382 of cash and cash equivalents, and working capital of $513,245. Our cash and cash equivalents and working capital are affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, the timing of interest payments related to our convertible debt, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities during the six months ended June 30, 2015 was $42,645, which related to net income of $23,375, adjusted for a non-cash income tax benefit of $6,476 related to deferred income taxes, a gain on investments of $139, and other non-cash expenses of $33,682, which include depreciation and amortization expense, non-cash interest expense and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities resulted in a decrease in cash of $7,797, primarily due to cash used as a result of a decrease in accrued liabilities of $14,465, an increase in accounts receivable of $12,282, and an increase in prepaid and other assets of $6,130, which was offset by cash provided by an increase in deferred revenue of $25,080.

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

Cash used in investing activities was $8,572 and $11,446 in the six months ended June 30, 2015 and 2014, respectively, and includes $8,711 and $11,446, in the six months ended June 30, 2015 and 2014, respectively, related to purchases of property and equipment. During the six months ended June 30, 2015, we also received $139 in cash proceeds from the sale of available-for-sale securities.

Cash provided by financing activities was $16,533 in the six months ended June 30, 2015 and cash used in financing activities was $74,101 in the six months ended June 30, 2014. We used cash of $5,351 in the first half of 2015 and $102,353 in the first half of 2014 to repurchase shares of our Common Stock through our authorized repurchase program. During the six months ended June 30, 2015 and 2014, we received cash proceeds of $11,653 and $30,147, respectively, related to the exercise of stock options, and used cash of $2,960 and $10,339, respectively, for withholding taxes on stock-based awards. Cash flows from financing activities for the six months ended June 30, 2015 and 2014 also include excess tax benefits on stock-based awards of $13,191 and $8,444, respectively.

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

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the revised guidance, a discontinued operation is defined as a disposal of a component or group of components that represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The revised guidance was effective for us beginning in the quarter ended March 31, 2015. The adoption of the revised guidance did not have an impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the revised guidance requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB agreed to delay the effective date of ASU No. 2014-09 by one year. As a result, the revised guidance is effective for us beginning in the quarter ending March 31, 2018. Early adoption is permitted, but not before the original effective date of the guidance. The revised guidance is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet determined the impact that the revised guidance will have on our consolidated financial statements.

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

The value of our cash and money market investments, which was approximately $757 million at June 30, 2015, is not subject to changes in interest rates.

The 2.50% Notes, the 2.25% Notes and the 1.50% Notes have fixed interest rates; therefore, changes in interest rates will not impact our results of operations or financial position.

ITEM 4.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2015. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of June 30, 2015.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and the Chief Financial Officer, concluded that there were no changes in WebMD’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

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

Failure to continue to enhance the analytic capabilities we use to demonstrate the value of our services to advertisers and sponsors could adversely affect our ability to market our services

We continue to work to enhance the analytic capabilities we use to demonstrate to advertisers and sponsors how promotional strategies implemented through The WebMD Health Network impact physician and consumer behaviors and preferences. Our ability to demonstrate the value of advertising and sponsorship on The WebMD Health Network will depend, in part, on the accuracy of our analytics and measurement capabilities, on our ability to develop reporting tools using the capabilities and our ability to further improve such capabilities and tools. If we are unable to continue to enhance our analytic capabilities, it could adversely affect our ability to market our services and we may lose business to competitors even if our advertising and sponsorship services are superior to theirs.

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

Some of our pharmaceutical company customers have experienced patent expirations for certain of their products in the past several years and some are expected to experience patent expirations over the next several years. In the pharmaceutical industry, patent expirations allow for competition from lower-priced generic versions of the patented drugs and generally result in the termination of marketing efforts for the drug. In addition, expirations of patents that result in a significant reduction in revenue for a pharmaceutical company can lead to reductions in their advertising and sponsorship expenditures for other drugs in their product portfolios or for their entire product portfolio.

Mergers and acquisitions among our clients may reduce the volume of our services purchased by the consolidated company following such a transaction, which could harm our operating results

Mergers and acquisitions among our pharmaceutical, biotechnology and medical device company clients have in the past and could in the future reduce the number of our clients and potential clients. Similarly, mergers and acquisitions among health insurance company clients of our WebMD Health Services private portals could reduce the number of those clients. In addition, when companies consolidate, the number of vendors used for services, or the amount spent, by the separate companies may be reduced by the consolidated entity and some vendors and services may no longer be used at all. Any such event could have a negative effect on our revenue and profitability and we cannot provide assurance that we would be able to mitigate any such negative effect.

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

Government regulation of the Internet could adversely affect our business

The Internet and its associated technologies are subject to government regulation. However, whether and how existing laws and regulations in various jurisdictions, including privacy and consumer protection laws, apply to the Internet is still uncertain. Our failure, or the failure of our business partners or third-party service providers, to accurately anticipate the application of these laws and regulations to our products and services and the manner in which we deliver them, or any other failure to comply with such laws and regulations, could create liability for us, result in adverse publicity and negatively affect our business. In addition, new laws and regulations, or new interpretations of existing laws and regulations, may be adopted with respect to the Internet and online services, including in areas such as user privacy, confidentiality, consumer protection, marketing, pricing, content, copyrights and patents, and characteristics and quality of products and services. For example, earlier this year, the Federal Communications Commission (FCC) classified broadband Internet access services as common carrier telecommunications services. While this decision appears to most directly impact broadband Internet service providers, FCC rulemakings are coming and we cannot predict how this decision or other laws or regulations will affect our business.

Internet and mobile user privacy, personal data security and the use of consumer information to track online activities are major issues both in the United States and abroad. The FTC and state attorneys general continue to pay close attention to Internet privacy issues. For example, the FTC in May 2014 held a seminar focusing on privacy issues associated with “consumer generated and controlled health data,” which may be relevant to services we offer. In addition, in November 2015, the FTC will hold a workshop on the privacy implications of online cross-device tracking of consumers for targeted advertising purposes. The FTC and state attorneys general have otherwise been active in investigating and entering into consent decrees under their current unfair or deceptive trade practices authority with companies because of their online privacy and data security practices. In the U.S., the President has called for enactment of baseline privacy legislation and there is a possibility of new legislation and regulation and increased enforcement activities relating to privacy and behavioral advertising. In addition, changes in industry practice (whether on their own or when combined with regulatory changes) could adversely impact our ability to deliver advertisements based on online behavior. For example, it is possible that at some point in the future, it will be a common Internet practice for Websites to honor “Do Not Track” settings in Internet browsers that are turned on by default. Whether through industry practice or in combination with government regulation, such a development could limit our ability to serve advertisements to consumers based on online behavior on third party sites or on our sites, which could adversely affect our revenue.

In Europe, Directive 2009/136/EC of the European Parliament and of the Council requires the user’s full information and consent prior to the installation and use of any so-called “cookie” on a user’s computer. This Directive has been implemented differently, if at all, in member states of the European Union and national requirements to remain compliant with the respective law may vary. Nevertheless, the provisions of this directive, whether effectively implemented in national laws, are now applicable in all the member states of the European Union and enforcement actions are now being considered by local data protection authorities. In addition, under draft General Data Protection Regulation under consideration by the European Union (originally proposed in January 2012 and currently in a “trilogue” negotiation process involving the European Commission, Parliament and Council), additional requirements for users’ consent for offline and online marketing would be imposed. If enacted, this instrument will further strengthen the already very densely regulated area of Internet privacy in Europe. In addition, this revised European legislation, if adopted, would increase the likelihood of applicability of European law to entities established outside the European Union but processing data of European data subjects.

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

The Privacy Standards and Security Standards under the Health Insurance Portability and Accountability Act of 1996 (or HIPAA), as amended by the Health Information Technology for Economic and Clinical Health (HITECH) Act of 2009, establish a set of national privacy and security standards for the handling of protected health information by health plans, healthcare clearinghouses and healthcare providers (referred to as “covered entities”) and their “business associates,” which are persons or entities that perform certain services for, or functions or activities on behalf of, a covered entity that involve the creation, receipt, maintenance, or transmission of protected health information. Certain portions of our business, such as those managing employee or plan member health information for employers or health plans, are subject to HIPAA as business associates of covered entities. In addition to imposing privacy and security requirements, HIPAA also creates obligations for us to report any unauthorized acquisition, access, use or disclosure of unsecured protected health information, known as a breach, to our covered entity customers. The 2013 final HITECH rule modified the breach reporting standard in a manner that made more data security incidents qualify as reportable breaches. In addition, HITECH and its implementing regulations impose similar data breach notification requirements on vendors of personal health records that require us to notify affected individuals, the FTC, and, in some cases, the media in the event of a data breach involving the unsecured personal information of users of our public portal services. Violations of HIPAA may result in civil and criminal penalties and could damage our reputation and harm our business. HITECH increased civil penalty amounts for violations of HIPAA and significantly strengthened enforcement by requiring the U.S. Department of Health and Human Services (HHS) to conduct periodic audits to confirm compliance and authorizing state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of HIPAA Privacy Standards and Security Standards that threaten the privacy of state residents. We cannot assure you that we will adequately address the risks created by these amended HIPAA Privacy Standards and Security Standards. In addition, we are unable to predict what changes to these Standards might be made in the future or how those changes, or other changes in applicable laws and regulations, could affect our business.

In Europe, the current national implementations of the existing general data protection Directive 95/46/EC and of the e-Privacy Directive 2002/58/EC provide for criminal and administrative sanctions in case of violations, even though criminal sanctions are very rarely imposed. For example, France and Germany provide for administrative fines of up to 300,000 Euros (approximately 330,000 USD) in case of illegal collection or processing of personal identifiable information. Under draft General Data Protection Regulation under consideration by the European Commission (originally proposed in January 2012 and currently in a “trilogue” negotiation process involving the European Commission, Parliament and Council), fines of up to 1,000,000 Euros (approximately 1,0101,000 USD) or up to 2% of the global sales of the infringer could be imposed.

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

CME regulations also apply in other countries. For example, under German law, certain CME programs must be approved by the State Medical Chamber. Additionally, German CME-related services must be free of commercial/business interests and the provider of CME services must be compliant with German laws and regulations. In France, a similar regulatory framework that restricts the organization of CME activities has been completed. These or similar restrictions in other countries may restrict our ability to carry out activities related to CME programs and/or refer to drugs or medical devices in such CME programs. Moreover, if we are not able to demonstrate compliance with these regulations, applicable approvals may not be obtained from governmental authorities, which may impact our ability to provide CME-related services and which could have an adverse effect on our business.

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

Educational activities directed at physicians, including CME, have been subject to increased governmental scrutiny in recent years to ensure that sponsors do not influence or control the content of the activities. The Department of Justice continues to examine CME sponsorship by pharmaceutical companies. In addition, as part of the Affordable Care Act, pharmaceutical companies are now required to publicly report certain payments and transfers of value that they make to U.S. physicians, including payments related to CME. Legislation has been introduced to roll back this requirement, but it may not be enacted. The federal government’s interpretation of this reporting requirement, which has been evolving and may continue to change, could affect pharmaceutical companies’ views of their reporting obligations with respect to payments in support of authors and presenters of CME material. In implementing internal controls and procedures that promote adherence to applicable regulations and requirements, supporters of CME may interpret the regulations and requirements differently and may implement varying procedures or requirements. These regulations and requirements, and the related internal controls and procedures:

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by WebMD during the three months ended June 30, 2015 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/1/15 - 4/30/15	8,777	$46.91	—	$31,792,659
5/1/15 - 5/31/15	29,274	$44.99	—	$31,792,659
6/1/15 - 6/30/15	50,533	$45.27	47,187	$29,660,095

Total	88,584	$45.34	47,187

(1)	Includes the following number of shares withheld from WebMD Restricted Common Stock that vested during the respective periods in order to satisfy withholding tax requirements related to the vesting of the awards: 8,777 in April, 29,274 in May and 3,346 in June. The value of these shares was determined based on the closing price of WebMD Common Stock on the date of vesting.

(2)	In August 2011, a stock repurchase program (the “Program”) was established through which WebMD was authorized to use up to $75,000,000 to purchase shares of its Common Stock. Increases to the Program of $75,000,000, $50,000,000, $40,000,000, $30,000,000 and $23,895,000 were authorized in October 2011, February 2014, March 2014, April 2014 and November 2014, respectively. For additional information, see Note 4 to the Consolidated Financial Statements included in this Quarterly Report.

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

Date: August 6, 2015

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

E-1