Form 10-Q
period 2015-09-30
WebMD Health Corp.
filed 2015-11-09
CIK 1326583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Yes  ☐        No  ☑

As of November 2, 2015, the Registrant had 37,479,746 shares of Common Stock outstanding (including unvested shares of restricted Common Stock).

WEBMD HEALTH CORP.

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2015

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

iii

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$612,332	$706,776
Accounts receivable, net of allowance for doubtful accounts of $914 at September 30, 2015 and $631 at December 31, 2014	147,007	136,806
Prepaid expenses and other current assets	19,199	13,877
Deferred tax assets	12,627	18,147

Total current assets	791,165	875,606
Property and equipment, net	64,930	59,573
Goodwill	202,980	202,980
Intangible assets, net	11,716	14,215
Deferred tax assets	2,546	18,947
Other assets	21,585	26,236

TOTAL ASSETS	$1,094,922	$1,197,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$68,317	$72,658
Deferred revenue	105,065	89,785
2.25% convertible notes due 2016	102,682	—

Total current liabilities	276,064	162,443
2.25% convertible notes due 2016	—	252,232
2.50% convertible notes due 2018	400,000	400,000
1.50% convertible notes due 2020	300,000	300,000
Other long-term liabilities	21,965	21,293

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 650,000,000 shares authorized; 57,437,992 shares issued at September 30, 2015 and December 31, 2014	574	574
Additional paid-in capital	9,217,222	9,214,800
Treasury stock, at cost; 20,974,830 shares at September 30, 2015 and 21,084,995 shares at December 31, 2014	(688,824)	(685,659)
Accumulated other comprehensive income	460	976
Accumulated deficit	(8,432,539)	(8,469,102)

Stockholders’ equity	96,893	61,589

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,094,922	$1,197,557

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$152,607	$143,490	$444,270	$417,722
Cost of operations	59,552	56,398	177,836	163,418
Sales and marketing	32,850	32,950	97,896	99,182
General and administrative	22,942	23,243	67,397	69,363
Depreciation and amortization	7,266	7,667	23,103	22,037
Interest income	10	19	36	51
Interest expense	5,681	6,171	18,024	18,515
Loss on convertible notes	2,058	—	2,058	—
Gain on investments	—	—	139	—
Other expense	—	—	4,100	—

Income before income tax provision	22,268	17,080	54,031	45,258
Income tax provision	9,080	7,275	17,468	19,471

Net income	$13,188	$9,805	$36,563	$25,787

Net income per common share:
Basic	$0.36	$0.26	$1.00	$0.67

Diluted	$0.32	$0.23	$0.89	$0.61

Weighted-average shares outstanding used in computing per share amounts:
Basic	36,721	37,960	36,606	38,349

Diluted	49,958	45,757	49,912	46,364

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$13,188	$9,805	$36,563	$25,787
Other comprehensive loss, net of tax:
Net change in unrealized gains on available-for-sale securities	(605)	—	(516)	—

Total other comprehensive loss, net of tax	(605)	—	(516)	—

Comprehensive income	$12,583	$9,805	$36,047	$25,787

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$36,563	$25,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,103	22,037
Non-cash interest, net	3,276	3,384
Non-cash stock-based compensation	24,731	24,725
Deferred income taxes	(7,246)	6,791
Loss on convertible notes	2,058	—
Gain on investments	(139)	—
Changes in operating assets and liabilities:
Accounts receivable	(10,201)	10,784
Prepaid expenses and other, net	(5,692)	(2,429)
Accrued expenses and other long-term liabilities	(4,555)	(9,319)
Deferred revenue	15,280	(901)

Net cash provided by operating activities	77,178	80,859

Cash flows from investing activities:
Cash paid in business combination	—	(3,182)
Proceeds from sale of investments	139	—
Purchases of property and equipment	(25,638)	(17,964)

Net cash used in investing activities	(25,499)	(21,146)

Cash flows from financing activities:
Proceeds from exercise of stock options	15,185	35,857
Cash used for withholding taxes due on stock-based awards	(3,836)	(31,294)
Repurchase of convertible notes	(151,038)	—
Repurchase of shares through tender offers	—	(97,560)
Purchases of treasury stock	(28,406)	(103,602)
Excess tax benefit on stock-based awards	21,972	11,853

Net cash used in financing activities	(146,123)	(184,746)

Net decrease in cash and cash equivalents	(94,444)	(125,033)
Cash and cash equivalents at beginning of period	706,776	824,880

Cash and cash equivalents at end of period	$612,332	$699,847

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information Services. The Company also generates revenue from the sale of certain information products and services on a standalone basis using de-identified data that it licenses from a small number of third party data sources, of which the principal source is a license retained by HLTH Corporation, the Company’s former parent company, in connection with the sale of its Emdeon Business Services (“EBS”) business. As the successor to HLTH, the Company received this license which provides the Company the rights to certain de-identified data from the operation of the EBS business through February 2018 for use in the development and commercialization of various information products and services. Customers include data services, informatics and consulting companies.

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results to be expected for any subsequent period or for the entire year ending December 31, 2015. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

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

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and the disclosure of contingent liabilities. The Company is subject to uncertainties such as the impact of future events, economic and political factors, and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

notes to the Consolidated Financial Statements. Significant estimates and assumptions by management affect the allowance for doubtful accounts, the carrying value of long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets (excluding goodwill and indefinite-lived intangible assets), the carrying value, capitalization and amortization of software and Website development costs, the carrying value of investments, the provision for income taxes and related deferred tax accounts, certain accrued liabilities, revenue recognition, contingencies, litigation and related legal accruals and the value attributed to employee stock options and other stock-based awards.

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

The following table presents the revenues recognized from the four revenue groups described above during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Advertising and sponsorship
Biopharma and medical device	$89,870	$85,118	$251,692	$235,587
OTC, CPG and other	28,850	27,370	89,047	91,342

	118,720	112,488	340,739	326,929
Private portal services	27,460	25,795	83,223	74,612
Information services	6,427	5,207	20,308	16,181

	$152,607	$143,490	$444,270	$417,722

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

The income tax provision during the nine months ended September 30, 2015 includes a non-cash income tax benefit of $4,724 due to the reversal of an income tax valuation allowance. This benefit reflects a correcting adjustment, made in the quarter ended June 30, 2015, to the income tax valuation allowance originally recorded during the year ended December 31, 2012, which increased the Company’s net loss in that year. Additionally, during the nine months ended September 30, 2015, the Company decreased its current and long-term deferred tax assets by $7,714 and $21,785, respectively, and decreased additional paid-in capital by $29,499. These amounts reflect correcting adjustments, made in the quarter ended June 30, 2015, related to the realization of excess tax benefits for share-based payments during the years ended December 31, 2011 and 2010. The Company determined that the effect of the items being adjusted was not material to any previously issued interim or annual financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income — Basic	$13,188	$9,805	$36,563	$25,787
Interest expense on 1.50% Notes, net of tax	864	864	2,592	2,592
Interest expense on 2.50% Notes, net of tax	1,797	—	5,392	—

Net income — Diluted	$15,849	$10,669	$44,547	$28,379

Denominator:
Weighted-average shares — Basic	36,721	37,960	36,606	38,349
Stock options and restricted stock	1,338	2,113	1,407	2,333
1.50% Notes	5,694	5,684	5,694	5,682
2.50% Notes	6,205	—	6,205	—

Adjusted weighted-average shares after assumed conversions — Diluted	49,958	45,757	49,912	46,364

Net income per common share:
Basic	$0.36	$0.26	$1.00	$0.67

Diluted	$0.32	$0.23	$0.89	$0.61

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Options and restricted stock	4,235	2,012	3,672	2,529
2.25% Notes	2,516	3,505	3,180	3,504
2.50% Notes	—	6,194	—	6,192

	6,751	11,711	6,852	12,225

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the revised guidance requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU No. 2014-09 by one year. As a result, the revised guidance is effective for the Company beginning in the quarter ending March 31, 2018. Early adoption is permitted, but not before the original effective date of the guidance. The revised guidance is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet determined the impact the revised guidance will have on its consolidated financial statements.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which requires that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, rather than retrospectively adjusting previously reported amounts. The revised guidance is effective for the Company beginning in the quarter ending March 31, 2016 and should be applied prospectively. Early adoption is permitted. The Company has not yet determined the impact the revised guidance will have on its consolidated financial statements.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Effective September 10, 2014, after giving effect to an adjustment resulting from a tender offer for the Company’s Common Stock that the Company completed on September 9, 2014, the conversion rate was adjusted to 13.9202 shares of Common Stock per thousand dollars principal amount of the 2.25% Notes. This is equivalent to an adjusted conversion price of approximately $71.84 per share of Common Stock. In the aggregate, the 2.25% Notes were convertible into 3,511,120 shares of Common Stock following the September 10, 2014 adjustment.

During the three and nine months ended September 30, 2015, the Company repurchased $149,550 principal amount of its 2.25% Notes for $151,038 in cash in privately negotiated transactions. The Company recognized a pre-tax loss of $2,058 during the three and nine months ended September 30, 2015 related to these repurchases. The loss included the expensing of the remaining deferred issuance costs outstanding related to the repurchased notes. After these repurchases, the remaining principal amount of the 2.25% Notes outstanding was $102,682, which, in the aggregate, is convertible into 1,429,354 shares of Common Stock.

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

The Company did not have any Level 2 or Level 3 assets during the periods presented. The following table sets forth the Company’s Level 1 financial assets that were measured and recorded at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

		September 30, 2015			December 31, 2014
	Fair Value Estimate Using:	Amortized Cost Basis	Fair Value	Gross Unrealized Gains	Amortized Cost Basis	Fair Value	Gross Unrealized Gains
Cash and cash equivalents	Level 1	$612,332	$612,332	$—	$706,776	$706,776	$—
Available-for-sale security	Level 1	—	755	755	—	1,603	1,603

The Company’s available-for-sale security consists of an equity investment in a publicly traded company that completed its initial public offering in December 2014. The following table reconciles the beginning and ending balances of the Company’s available-for-sale security:

Nine Months Ended September 30, 2015
Fair value as of the beginning of the period	$1,603
Cash proceeds received	(139)
Gain included in earnings	139
Change in unrealized gains included in other comprehensive income	(848)

Fair value as of the end of the period	$755

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the nine months ended September 30, 2015, the Company recorded a gain on investments of $139, which represents the proceeds received by the Company when it sold a portion of its available-for-sale security. The unrealized gain related to this investment, net of tax, is included within accumulated other comprehensive income in the accompanying consolidated balance sheets as of September 30, 2015 and December 31, 2014.

The Company also holds an investment in a privately held company which is carried at cost, and not subject to fair value measurements. However, if events or circumstances indicate that its carrying amount may not be recoverable, it would be reviewed for impairment. The Company made this investment in November 2008 by acquiring preferred stock. During November 2014, this investment was converted into a combination of preferred stock and debt securities of another privately held company through an acquisition. The total amount of the Company’s investment in this privately held company is $6,471, which includes $470 of acquisition costs. Since the Company does not have the ability to exercise significant influence over this company, the investment is accounted for under the cost method and it is included in other assets on the accompanying consolidated balance sheets as of September 30, 2015 and December 31, 2014.

For disclosure purposes, the Company is required to measure the outstanding value of its debt on a recurring basis. The following table presents the carrying value and estimated fair value (based on Level 1 market price data) of the Company’s convertible notes that were carried at historical cost as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2.25% Notes	$102,682	$103,452	$252,232	$254,754
2.50% Notes	$400,000	$403,480	$400,000	$399,000
1.50% Notes	$300,000	$299,250	$300,000	$299,250

4.    Equity

Stock Repurchase Program

In August 2011, the Board of Directors established a stock repurchase program (the “Program”) through which the Company was authorized to use up to $75,000 to purchase shares of WebMD Common Stock, from time to time, in the open market through block trades or in private transactions, depending on market conditions and other factors. In October 2011, February 2014, March 2014, April 2014 and November 2014, the Company’s Board of Directors authorized increases to the Program of $75,000, $50,000, $40,000, $30,000 and $23,895, respectively. Additionally, on September 12, 2015, the Company’s Board of Directors authorized an increase to the Program of $27,451, bringing the total available under the Program to $40,000. During the three and nine months ended September 30, 2015, the Company repurchased 557,776 shares and 688,467 shares, respectively, at an aggregate cost of $23,055 and $28,406, respectively, under the Program. During the three and nine months ended September 30, 2014, the Company repurchased 25,000 shares and 2,484,087 shares, respectively, at an aggregate cost of $1,249 and $103,602, respectively, under the Program. As of September 30, 2015, $34,056 remained available for repurchases under the Program.

Tender Offer

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income

Accumulated other comprehensive income in the accompanying consolidated balance sheets as of September 30, 2015 and December 31, 2014 represents the unrealized gain on available-for-sale securities, net of taxes (see Note 3 for additional discussion).

5.    Intangible Assets

Intangible assets consist of the following:

	September 30, 2015				December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (a)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (a)
Content	$15,954	$(15,954)	$—	—	$15,954	$(15,954)	$—	—
Customer relationships	34,057	(28,695)	5,362	2.9	34,057	(27,126)	6,931	3.6
Technology and patents	17,882	(16,029)	1,853	1.8	17,882	(15,231)	2,651	2.5
Trade names-definite lives	2,530	(2,493)	37	0.2	2,530	(2,361)	169	1.0
Trade names-indefinite lives	4,464	—	4,464	n/a	4,464	—	4,464	n/a

Total	$74,887	$(63,171)	$11,716		$74,887	$(60,672)	$14,215

(a)	The calculation of the weighted-average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

In July 2014, the Company acquired the assets of TheraSim, Inc. for $3,182 in cash. TheraSim’s technology provides the content and programming for certain of the Company’s sponsorship services. The purchase price was allocated to an intangible asset, “Technology,” is being amortized over a 3-year term and is included within “Technology and Patents” in the above table.

Amortization expense was $833 and $2,499 during the three and nine months ended September 30, 2015, respectively, and $833 and $1,968 during the three and nine months ended September 30, 2014, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year Ending December 31:
2015 (October 1st to December 31st)	$822
2016	$3,120
2017	$2,044
2018	$1,266

6.    Commitments and Contingencies

Legal Proceedings

Dual Diagnosis Treatment Center, et al. v. Blue Cross of California, et al.

On May 8, 2015, six providers of substance abuse and/or mental health treatment services located in the States of California, Arizona and Florida filed an action in the United States District Court for the Central District of California against twenty-eight (28) Blue Cross and Blue Shield companies (collectively “Blue Cross”), as well as at least forty-one (41) health and benefit plans, including the WebMD Health and Welfare

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan (the “Health Plan”). Horizon Blue Cross Blue Shield of New Jersey, one of the Blue Cross companies named as a defendant, serves as third-party claims administrator for the Health Plan, a welfare plan sponsored by the Company under the applicable provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The Company self-insures (up to the deductible amount under the Company’s stop loss insurance policy) the group health plan component of the Health Plan. The Company serves as “plan administrator” for the Health Plan under ERISA. The plaintiffs, “out-of-network” providers to Blue Cross, claim that Blue Cross improperly ignored assignments of benefits received by the plaintiffs from the individual plan participants and sent payments directly to such individual participants who then failed to remit those payments to the providers. Plaintiffs claim that defendants’ failures to honor the assignments violate ERISA and state law and they seek recovery for benefit claims in unspecified amounts that they claim have been paid to the wrong party together with attorney fees, as well as removal of all fiduciaries who are found to have breached ERISA-imposed duties under the relevant health and benefit plans on account of such conduct, and injunctive relief to enjoin Blue Cross from alleged unlawful practices regarding assignments of benefits. The Company has not yet filed an answer to the complaint. On September 14, 2015, the defendants in the case, including the Company, filed a motion to dismiss the complaint for failure to state a claim. Thereafter, the plaintiffs amended the complaint and added new parties. The Company has received an extension of its time to respond to the amended complaint, but intends to renew its motion to dismiss once all new parties have been served and have appeared in the case. The Company is unable to predict the outcome of this action or to reasonably estimate the possible loss or range of loss, if any, arising from the claims asserted therein.

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

The 2005 Long-Term Incentive Plan (as amended, the “2005 Plan”) is the only existing plan under which future grants can be made. The maximum number of shares of the Company’s Common Stock that may be subject to awards under the 2005 Plan was 23,275,000 as of September 30, 2015, subject to adjustment in accordance with the terms of the 2005 Plan. The Company had an aggregate of 555,497 shares of Common Stock available for future grants under the 2005 Plan at September 30, 2015. At the Company’s Annual Meeting of Stockholders held on October 1, 2015, the Company’s stockholders approved an amendment to the 2005 Plan to increase the number of shares of Common Stock issuable under the 2005 Plan by 1,700,000 shares.

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

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (a)
Outstanding at January 1, 2015	7,547,526	$32.69
Granted	2,013,900	42.68
Exercised	(715,969)	23.17
Cancelled	(649,573)	36.92

Outstanding at September 30, 2015	8,195,884	$35.64	7.0	$49,106

Vested and exercisable at the end of the period	3,928,259	$31.38	5.1	$39,825

(a)	The aggregate intrinsic value is based on the market price of the Company’s Common Stock on September 30, 2015, which was $39.84, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on September 30, 2015.

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

	Nine Months Ended September 30,
	2015	2014
Expected dividend yield	0.0%	0.0%
Expected volatility	0.44 - 0.48	0.47 - 0.49
Risk-free interest rate	1.01% - 1.56%	1.28% - 1.72%
Expected term (years)	4.1 - 4.7	4.2 - 5.0
Weighted-average fair value of options granted during the period	$16.31	$18.17

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

	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2015	904,083	$35.58
Granted	420,920	42.93
Vested	(217,133)	34.49
Forfeited	(114,350)	33.34

Balance at September 30, 2015	993,520	$39.20

Proceeds received from the exercise of options to purchase shares of the Company’s Common Stock were $3,532 and $15,185 during the three and nine months ended September 30, 2015, respectively, and $5,710 and $35,857 during the three and nine months ended September 30, 2014, respectively. Additionally, in connection with the exercise of certain stock options and the vesting of restricted stock, the Company made payments of $876 and $3,836 during the three and nine months ended September 30, 2015, respectively, and $20,955 and $31,294 during the three and nine months ended September 30, 2014, respectively, related to employee statutory withholding taxes that were satisfied by withholding shares of Common Stock of equal value from the respective employees. The proceeds and payments described above are reflected within cash flows from financing activities within the accompanying consolidated statements of cash flows.

The intrinsic value related to stock options that were exercised, combined with the fair value of shares of restricted stock that vested, aggregated $5,641 and $24,423 for the three and nine months ended September 30, 2015, respectively, and $46,967 and $92,462 for the three and nine months ended September 30, 2014, respectively.

Other

Each year, the Company issues shares of its Common Stock to WebMD non-employee directors with a value equal to their annual board and committee retainers. The Company recorded $117 and $350 of stock-based compensation expense for the three and nine months ended September 30, 2015, respectively, and $77 and $231 of stock-based compensation expense for the three and nine months ended September 30, 2014, respectively, in connection with these issuances.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	$5,771	$5,612	$15,704	$16,031
Restricted stock	3,254	2,713	8,677	8,463
Other	117	77	350	231

Total stock-based compensation expense	$9,142	$8,402	$24,731	$24,725

Included in:
Cost of operations	$1,370	$1,663	$3,791	$4,556
Sales and marketing	1,968	1,863	5,099	5,662
General and administrative	5,804	4,876	15,841	14,507

Total stock-based compensation expense	$9,142	$8,402	$24,731	$24,725

As of September 30, 2015, approximately $65,850 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 2.5 years, related to the Plans.

Tax benefits attributable to stock-based compensation represented 38% of stock-based compensation expense for the three and nine months ended September 30, 2015 and 39% of stock-based compensation expense for the three and nine months ended September 30, 2014.

8.    Other Expense

Other expense for the nine months ended September 30, 2015 represents a charge related to the resolution of a patent infringement claim made by International Business Machines Corporation against the Company.

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

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report and is intended to provide an understanding of our results of operations, financial condition and changes in our results of operations and financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides: a general description of our company and its business; background information on certain trends, transactions and other developments affecting our company; and a discussion of how seasonal factors may impact the timing of our revenue.

•	Critical Accounting Estimates and Policies. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective and often complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (which we refer to as the SEC).

•	Results of Operations and Supplemental Financial and Operating Information. These sections provide our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on a consolidated basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of September 30, 2015.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

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

—	The Internet has become a primary source of information for physicians and other healthcare professionals seeking to improve clinical practice and to interact with their peers. The Internet has also become one of the primary means for physicians and other healthcare professionals to obtain CME and CE.

•	Online Marketing and Education Spending for Healthcare Products. Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating consumers and physicians about them; however, only a small portion is currently spent on online services. We believe that these companies, which represented approximately 73% of our advertising and sponsorship revenue in 2014 and approximately 74% in the first nine months of 2015, are aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians. In addition, in an effort to improve operating efficiencies, some pharmaceutical companies have been reducing their field sales forces in the past several years. In addition, we expect that the pipeline of new pharmaceutical products will be strong in the next year and that a significant portion of those products will be ones for which our digital platforms are particularly effective in providing communications to the target audiences that pharmaceutical companies want to reach about specific therapies. However, notwithstanding our general expectation for increased future demand, we cannot predict the extent or the pace of any shift by pharmaceutical, biotechnology and medical device companies of their marketing expenditures to online services or to what extent they will choose WebMD to provide such services. Furthermore, our advertising and sponsorship revenue may vary significantly from quarter to quarter due to a number of other factors, many of which are outside our control, including general economic and regulatory conditions and the following:

—	The majority of our advertising and sponsorship contracts are for terms of approximately four to twelve months. We have relatively few longer term advertising and sponsorship contracts.

—	The time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program, as well as the additional time period before our services are delivered, may be longer than expected, especially for medium-sized and larger contracts, and may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals, including internal approvals relating to compliance with the laws and regulations applicable to the marketing of healthcare products. We have experienced, from time to time in the past, a lengthening of this internal review process by pharmaceutical and biotechnology companies, which has resulted in delays in contracting, as well as delays in recognizing expected revenue under executed contracts, and we cannot predict whether similar delays may occur in future periods.

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

•	Other Factors Affecting the Demand for Our Advertising and Sponsorship Services. Some of our pharmaceutical company customers have experienced patent expirations for certain of their products in the past several years and some are expected to experience patent expirations over the next several years. In the pharmaceutical industry, patent expirations allow for competition from lower-priced generic versions of the patented drugs and generally result in the termination of marketing efforts for the drug and, in certain instances, have resulted in reductions in the overall online advertising budgets for some of our customers. Our public portals advertisers and sponsors include companies that provide over-the-counter drugs and other healthcare products, food and beverages, beauty products and other consumer products, particularly for products and services that relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention, as well as clients such as retailers, pharmacies, hospitals, health insurance companies and government agencies. Revenues from these clients are more likely to reflect trends in general economic conditions than revenues from pharmaceutical, biotechnology and medical device companies. Accordingly, revenues from these clients may be subject to significant quarter-to-quarter variations and we may not be able to forecast those variations accurately. Our advertising and sponsorship services are subject to competition from numerous alternatives, including other Internet sites that focus on health-related content, Internet search engines, social media Internet sites, general interest consumer sites and traditional media. Such competition may result in smaller customer commitments or pressure to reduce prices, both of which could reduce our revenues and profit margins.

•	Traffic Trends. The WebMD Health Network reached an average of approximately 206 million monthly unique visitors in the third quarter of 2015, and delivered approximately 4 billion page views during the quarter, increases of 8% and 11%, respectively, over the prior year period. Traffic to Medscape properties from physicians and other healthcare professionals averaged approximately 6.8 million physician sessions per month in the third quarter of 2015, an increase of approximately 12% over the prior year period. Consumers and healthcare professionals are increasingly using smartphones, tablets and other mobile devices to access the Internet, with physicians increasingly using mobile devices during treatment at the point of care. Accordingly, the portion of our page views from mobile devices has increased rapidly in the past several years as usage has increased on mobile devices, and increased utilization of our mobile offerings was the primary driver of our traffic growth in the third quarter of 2015, as compared to the prior year period. During the third quarter of 2015: approximately 39% of our page views came from a U.S. smartphone; approximately 23% came from a U.S. personal computer (or PC); approximately 7% came from a U.S. tablet device; and approximately 31% came from non-U.S. sources. With an increase of 19% in the quarter over the prior year period, engagement on U.S. smartphones drove our overall page view growth and offset a 6% decline in traffic on PC and tablet. However, we expect to have more than enough PC and tablet page view inventory on The WebMD Health Network to meet the expected demand from advertisers and sponsors through 2015 and believe that, with our significant scale in both desktop and mobile audience engagement, we are well positioned to meet the needs of our advertising and sponsorship clients.

•	Efforts to Increase Advertising and Sponsorship Revenue from Mobile. We remain focused on delivering a multi-screen platform that engages users on their personal computers, tablet devices and smartphones. As we broaden our mobile offerings for consumers and physicians, we are also expanding our mobile advertising and sponsorship products. We have been seeing increasing customer demand for mobile advertising and sponsorship and have been including mobile components in many of the multi-platform program configurations that we are selling to advertisers and sponsors. While we offer mobile as a stand-alone purchase, our advertising and sponsorship clients are generally interested in reaching a targeted audience, regardless of what device the user is engaging on, and choose multi-platform advertising and sponsorship programs. Because of the importance to our pharmaceutical company clients of reaching the healthcare professionals in our Medscape audience on whatever device they use to access Medscape content and because of additional regulatory requirements applicable to advertising directed to consumers, we have seen more significant demand from pharmaceutical companies for Medscape mobile advertising and sponsorship programs than for utilizing mobile to reach consumers.

•	Social Media and Video Initiatives. WebMD is working to enable users to more easily discover, share and interact with content from WebMD, not just on our own Websites, but also in other online locations. Some of our initiatives are directed toward the creation of new content offerings that are tailored for specific social networks and platforms. Our strategy to extend our content and brand beyond The WebMD Health Network will, in some cases, allow us to drive people back to WebMD’s sites, where we can monetize that traffic as we do today; in other cases, we expect to use new monetization models as we engage with users outside of WebMD’s sites. Another key aspect of these initiatives is to create new video content that is both highly engaging and easily sharable across social networks. We expect to launch over 100 such videos during the fourth quarter of 2015, some on topics relating to specific health conditions and some on healthy living and wellness topics. To continue to build our video content into a scalable library, we are growing our team of video producers and editors, as well as building additional in-house expertise to create video content. We are also continuing to develop longer-form video offerings. We believe that by taking WebMD into new online environments and onto new platforms, we will strengthen our connection to existing users, reach new audiences and diversify our traffic sources. We expect that these efforts will, over time, allow us to create additional monetization opportunities.

•	Use of Population Health Management Services. In a healthcare market where a greater share of the responsibility for healthcare costs and decision-making has been shifting to consumers, use of information technology to assist consumers in making informed decisions about healthcare has also increased. We believe that, through our WebMD Health Services private portals and related coaching services, we are well positioned to play a role in this environment. For more than a decade, our cloud-based population health management services have helped employers and health plans improve the health of their employee and plan participant populations and reduce healthcare costs. Our services help employees and plan participants make more informed health and benefit decisions, positively change health behaviors, manage health conditions and lead healthier lives. At the beginning of 2014, we launched our WebMD Health Services platform for the Blue Cross Blue Shield Association Federal Employee Program (or FEP). With this program, over 5 million FEP members have access to a broad range of our WebMD Health Services solutions, including our online personal health record application, as well as to our health coaching services, and to around-the-clock access to nurses by phone, secure message, or chat. Our strategy depends, in part, on increasing usage of our services by our employer and health plan clients’ employees and plan participants and being able to demonstrate a sufficient return on investment and other benefits for our clients from those services. Increasing such usage requires us to continue to develop new and updated applications, features and services. In addition, we face competition for our online population health management applications and related coaching services. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do, and may be better known than we are.

•	International. We plan to continue to pursue opportunities to expand the reach of our brands outside the United States, particularly with respect to our healthcare professionals audience. In certain markets outside the United States, we expect to accomplish this through partnerships or joint ventures with other companies having expertise in the specific country or region, while in other such markets we expect to rely primarily on our own internal resources.

•	Other Initiatives. We are pursuing, and intend to continue to identify, new business opportunities where our consumer and physician audiences and our resources can be leveraged to develop additional products and services. We may pursue initiatives to create new or enhanced revenue streams or, alternatively, to increase audience engagement even when we have not identified any potential related revenue stream. New business initiatives present risks and challenges that may be different than the ones we have faced in the past. In addition, later events may alter the risks that were evaluated at the time decisions are made on specific initiatives. Failure to effectively identify and assess new business initiatives and to successfully implement them may adversely affect our company and its prospects.

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

During 2015 (through September 30, 2015), we repurchased 688,467 shares of our Common Stock at an aggregate cost of $28,406 through our stock repurchase program. On September 12, 2015, our Board of Directors authorized an increase to our stock repurchase program of approximately $27,451. As of September 30, 2015, $34,056 remained available for repurchases under our stock repurchase program.

Convertible Notes.    On January 11, 2011, we issued $400,000 aggregate principal amount of 2.50% Convertible Notes due 2018 (which we refer to as the 2.50% Notes) in a private offering. Unless previously converted, the 2.50% Notes will mature on January 31, 2018. Net proceeds from the sale of the 2.50% Notes were approximately $387,345, after deducting the related offering expenses, of which approximately $100,000 was used by us to repurchase 1,920,490 shares of WebMD Common Stock at a price of $52.07 per share, the last reported sale price of WebMD Common Stock on January 5, 2011, which repurchase settled on January 11, 2011. Interest on the 2.50% Notes is payable semi-annually on January 31 and July 31 of each year, commencing July 31, 2011. Under the terms of the 2.50% Notes, as adjusted following completion of tender offers by WebMD for its Common Stock in 2012, 2013 and 2014, holders may surrender their 2.50% Notes for conversion into WebMD Common Stock at a conversion rate of 15.5118 shares of WebMD Common Stock per thousand dollars principal amount of the 2.50% Notes. This is equivalent to a conversion price of approximately $64.47 per share of Common Stock. In the aggregate, the 2.50% Notes were convertible into 6,204,720 shares of Common Stock as of September 30, 2015.

On March 14, 2011, we issued $400,000 aggregate principal amount of 2.25% Convertible Notes due 2016 (which we refer to as the 2.25% Notes) in a private offering. Unless previously converted, the 2.25% Notes will mature on March 31, 2016. Net proceeds from the sale of the 2.25% Notes were approximately $387,400, after deducting the related offering expenses, of which approximately $50,000 was used to repurchase 868,507 shares of WebMD Common Stock at a price of $57.57 per share, the last reported sale price of WebMD Common Stock on March 8, 2011, which repurchase settled on March 14, 2011. Interest on the 2.25% Notes is payable semi-annually on March 31 and September 30 of each year, commencing September 30, 2011. During 2013, we repurchased a total of $147,768 principal amount of our 2.25% Notes for $150,354 in cash and we recognized a pre-tax loss of $4,871 related to these repurchases which included the expensing of the remaining deferred issuance costs outstanding related to the repurchased 2.25% Notes. During the three months ended September 30, 2015, we repurchased a total of $149,550 principal amount of our 2.25% Notes for $151,038 in cash and we recognized a pre-tax loss of $2,058 related to these repurchases which included the expensing of the remaining deferred issuance costs outstanding related to the repurchased 2.25% Notes. Under the terms of the 2.25% Notes, as adjusted following completion of tender offers by WebMD for its Common Stock in 2012, 2013 and 2014, holders may surrender their 2.25% Notes for conversion into WebMD Common Stock at a conversion rate of 13.9202 shares of Common Stock per thousand dollars principal amount of the 2.25% Notes. This is equivalent to a conversion price of approximately $71.84 per share of Common Stock. In the aggregate, the 2.25% Notes were convertible into 1,429,354 shares of Common Stock as of September 30, 2015, at which time the remaining outstanding principal amount was $102,682.

On November 26, 2013, we issued $300,000 aggregate principal amount of 1.50% Convertible Notes due 2020 (which we refer to as the 1.50% Notes) in a private offering. Unless previously converted, the 1.50% Notes will mature on December 1, 2020. Net proceeds from the sale of the 1.50% Notes were approximately $291,823, after deducting the related offering expenses. Interest on the 1.50% Notes is payable semi-annually on June 1 and December 1 of each year, commencing June 1, 2014. Under the terms of the 1.50% Notes, as adjusted in September 2014 following completion of the 2014 Tender Offer, holders may surrender their 1.50% Notes for conversion into WebMD Common Stock at a conversion rate of 18.9795 shares of Common Stock per thousand dollars principal amount of the 1.50% Notes. This is equivalent to a conversion price of approximately $52.69 per share of Common Stock. In the aggregate, the 1.50% Notes were convertible into 5,693,850 shares of Common Stock as of September 30, 2015.

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

•	Long-Lived Assets. Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on fair value using exit price and market participant view, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill and indefinite-lived intangible assets, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill and indefinite-lived intangible assets, whenever indicators of impairment are present. We evaluate the carrying value of goodwill and indefinite-lived intangible assets annually, or whenever indicators of impairment are present. We test goodwill for impairment at the reporting unit level only when, after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value. Long-lived assets held for sale are reported at the lower of cost or fair value less cost to sell. There was no impairment of goodwill or indefinite-lived intangible assets in 2014 or during the nine months ended September 30, 2015.

•

Stock-Based Compensation.    Stock-based compensation expense for all share-based payment awards granted is determined based on the grant date fair value. The grant date fair value for stock options is estimated using the Black-Scholes Option Pricing Model. We recognize these compensation costs net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment awards. As of September 30, 2015, there was approximately $65,850 of unrecognized stock-based compensation expense (net of estimated forfeitures) related to unvested stock options and restricted stock held by employees, which is expected to be recognized over a weighted-average period of approximately 2.5 years, related to our stock-based compensation plans.

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

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	$	% (a)	$	% (a)	$	% (a)	$	% (a)
Revenue	$152,607	100.0	$143,490	100.0	$444,270	100.0	$417,722	100.0
Cost of operations	59,552	39.0	56,398	39.3	177,836	40.0	163,418	39.1
Sales and marketing	32,850	21.5	32,950	23.0	97,896	22.0	99,182	23.7
General and administrative	22,942	15.0	23,243	16.2	67,397	15.2	69,363	16.6
Depreciation and amortization	7,266	4.8	7,667	5.3	23,103	5.2	22,037	5.3
Interest income	10	—	19	—	36	—	51	—
Interest expense	5,681	3.7	6,171	4.3	18,024	4.1	18,515	4.4
Loss on convertible notes	2,058	1.3	—	—	2,058	0.5	—	—
Gain on investments	—	—	—	—	139	—	—	—
Other expense	—	—	—	—	4,100	0.9	—	—

Income before income tax provision	22,268	14.6	17,080	11.9	54,031	12.2	45,258	10.8
Income tax provision	9,080	5.9	7,275	5.1	17,468	3.9	19,471	4.7

Net income	$13,188	8.6	$9,805	6.8	$36,563	8.2	$25,787	6.2

(a)	Amounts may not add due to rounding.

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

The following table is a summary of our non-cash expenses included in the respective statements of operations captions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock-based compensation expense included in:
Cost of operations	$1,370	$1,663	$3,791	$4,556
Sales and marketing	1,968	1,863	5,099	5,662
General and administrative	5,804	4,876	15,841	14,507

Total stock-based compensation expense	$9,142	$8,402	$24,731	$24,725

Three and Nine Months Ended September 30, 2015 and 2014

The following discussion is a comparison of our results of operations for the three and nine months ended September 30, 2015 and 2014.

Revenue

Our total revenue increased 6.4% for both periods to $152,607 and $444,270 for the three and nine months ended September 30, 2015, respectively, from $143,490 and $417,722 in the prior year periods. The increases were due to increases in advertising and sponsorship revenue of $6,232 and $13,810, increases in private portal services revenue of $1,665 and $8,611 and increases in information services revenue of $1,220 and $4,127, for the three and nine months ended September 30, 2015, respectively, over the prior year periods. A more detailed discussion regarding changes in these revenue groupings is included below under “— Supplemental Financial and Operating Information.”

Costs and Expenses

Cost of Operations.    Cost of operations was $59,552 and $177,836 for the three and nine months ended September 30, 2015, respectively, compared to $56,398 and $163,418 in the prior year periods. As a percentage of revenue, cost of operations was 39.0% and 40.0% for the three and nine months ended September 30, 2015, respectively, compared to 39.3% and 39.1% for the prior year periods. Included in cost of operations were non-cash expenses related to stock-based compensation of $1,370 and $3,791 for the three and nine months ended September 30, 2015, respectively, compared to $1,663 and $4,556 in the prior year periods. Cost of operations, excluding such non-cash expenses, was $58,182 and $174,045 for the three and nine months ended September 30, 2015, respectively, or 38.1% and 39.2% of revenue, compared to $54,735 and $158,862, or 38.1% and 38.0% of revenue for the prior year periods. The increase in absolute dollars for the three and nine months ended September 30, 2015, and the increase as a percentage of revenue for the nine months ended September 30, 2015, compared to the prior year periods was primarily attributable to the increased expense associated with the delivery of our advertising and sponsorship programs and the increased traffic to our Websites, as well as the increased expense attributable to the timing of certain discretionary services delivered to our private portal clients during 2015.

Sales and Marketing.    Sales and marketing expense was $32,850 and $97,896 for the three and nine months ended September 30, 2015, respectively, compared to $32,950 and $99,182 in the prior year periods. As a percentage of revenue, sales and marketing expense was 21.5% and 22.0% for the three and nine months ended September 30, 2015, respectively, compared to 23.0% and 23.7% for the prior year periods. Included in sales and marketing expense were non-cash expenses related to stock-based compensation of $1,968 and $5,099 for the three and nine months ended September 30, 2015, respectively, compared to $1,863 and $5,662 in the prior year periods. Sales and marketing expense, excluding such non-cash expenses, was $30,882 and $92,797 for the three and nine months ended September 30, 2015, respectively, or 20.2% and 20.9% of revenue, compared to $31,087 and $93,520, or 21.7% and 22.4% of revenue for the prior year periods. The decrease in sales and marketing expense as a percentage of revenue, excluding the non-cash expenses discussed above, for the three and nine months ended September 30, 2015 compared to the prior year periods was primarily due to the increase in our revenue of 6.4% for both periods without an increase in our sales and marketing expenses as certain of these expenses are generally fixed in nature.

General and Administrative.    General and administrative expense was $22,942 and $67,397 for the three and nine months ended September 30, 2015, respectively, compared to $23,243 and $69,363 in the prior year periods. As a percentage of revenue, general and administrative expense was 15.0% and 15.2% for the three and nine months ended September 30, 2015, respectively, compared to 16.2% and 16.6% in the prior year periods. Included in general and administrative expense were non-cash expenses related to stock-based compensation of $5,804 and $15,841 for the three and nine months ended September 30, 2015, respectively, compared to $4,876 and $14,507 in the prior year periods. General and administrative expense, excluding such non-cash expenses, was $17,138 and $51,556 for the three and nine months ended September 30, 2015, respectively, or 11.2% and 11.6% of revenue, compared to $18,367 and $54,856, or 12.8% and 13.1% of revenue for the prior year periods. The decrease as a percentage of revenue, excluding the non-cash expenses discussed above, for the three and nine months ended September 30, 2015 compared to the prior year periods was primarily due to the increase in our revenue of 6.4% for both periods without an increase in our general and administrative expenses as certain of these expenses are generally fixed in nature.

Depreciation and Amortization.    Depreciation and amortization expense was $7,266 and $23,103 for the three and nine months ended September 30, 2015, respectively, compared to $7,667 and $22,037 in the prior year periods.

Interest Income.    Interest income was $10 and $36 for the three and nine months ended September 30, 2015, respectively, compared to $19 and $51 in the prior year periods.

Interest Expense.    Interest expense was $5,681 and $18,024 for the three and nine months ended September 30, 2015, respectively, compared to $6,171 and $18,515 in the prior year periods. These amounts included non-cash interest expense, related to the amortization of debt issuance costs for convertible debt, of $1,020 and $3,276 for the three and nine months ended September 30, 2015, respectively, compared to $1,128 and $3,384 in the prior year periods. The decrease in interest expense during the three and nine months ended September 30, 2015, compared to the prior year periods, was due to the repurchase of $149,550 principal amount of our 2.25% Notes during the three months ended September 30, 2015.

Loss on Convertible Notes.    During the three and nine months ended September 30, 2015, we recorded a loss on convertible notes of $2,058 related to the repurchase of $149,550 principal amount of our 2.25% Notes. See “– Introduction – Background Information on Certain Significant Developments and Transactions – Convertible Notes” for additional information.

Gain on Investments.    Gain on investments of $139 for the nine months ended September 30, 2015 represents the gain from the sale of a portion of our available-for-sale securities.

Other Expense.    Other expense of $4,100 for nine months ended September 30, 2015 represents a charge related to the resolution of a patent infringement claim made against us by International Business Machines Corporation.

Income Tax Provision.    The income tax provision was $9,080 and $17,468 for the three and nine months ended September 30, 2015, respectively, compared to $7,275 and $19,471 in the prior year periods. During the three and nine months ended September 30, 2015, the income tax provision represented 40.8% and 32.3% of pre-tax income, respectively. The effective tax rate was lower than our statutory tax rate for the nine months ended September 30, 2015 as the income tax provision includes a non-cash income tax benefit of $4,724 due to the reversal of an income tax valuation allowance. This benefit reflects a correcting adjustment, made in the quarter ended June 30, 2015, to the income tax valuation allowance originally recorded during the year ended December 31, 2012, which increased the Company’s net loss in that year. During the three and nine months ended September 30, 2014, the income tax provision represented 42.6% and 43.0% of pre-tax income, respectively. The effective tax rate exceeded our statutory tax rate for the 2014 periods as a result of certain expenses that are non-deductible for income tax purposes.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Advertising and sponsorship
Biopharma and medical device	$89,870	$85,118	$251,692	$235,587
OTC, CPG and other	28,850	27,370	89,047	91,342

	118,720	112,488	340,739	326,929
Private portal services	27,460	25,795	83,223	74,612
Information services	6,427	5,207	20,308	16,181

	$152,607	$143,490	$444,270	$417,722

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Earnings before interest, taxes, non-cash and other items (Adjusted EBITDA)	$46,405	$39,301	$125,872	$110,484

Interest, taxes, non-cash and other items
Interest income	10	19	36	51
Interest expense	(5,681)	(6,171)	(18,024)	(18,515)
Income tax provision	(9,080)	(7,275)	(17,468)	(19,471)
Depreciation and amortization	(7,266)	(7,667)	(23,103)	(22,037)
Non-cash stock-based compensation	(9,142)	(8,402)	(24,731)	(24,725)
Loss on convertible notes	(2,058)	—	(2,058)	—
Gain on investments	—	—	139	—
Other expense	—	—	(4,100)	—

Net income	$13,188	$9,805	$36,563	$25,787

The following discussion is a comparison of the results of operations for our groups of revenue and our Adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014.

Advertising and Sponsorship.    Advertising and sponsorship revenue was $118,720 and $340,739 in the three and nine months ended September 30, 2015, respectively, increases of $6,232 and $13,810, or 5.5% and 4.2% from the prior year periods. The increase for the nine month period in 2015 over the prior year period was primarily attributable to the increased adoption of our advertising and sponsorship offerings by biopharma and medical device companies, which offset a decrease in OTC, CPG and Other revenue of $2,295, resulting primarily from a program that we ran for healthcare.gov in the first quarter of 2014 that did not repeat in the current year period. In general, pricing remained relatively stable for our public portal advertising and sponsorship offerings and was not a significant source of the revenue increase in Biopharma and Medical Device revenue or the decrease in OTC, CPG and Other revenue.

Private Portal Services.    Private portal services revenue was $27,460 and $83,223 in the three and nine months ended September 30, 2015, respectively, increases of $1,665 and $8,611, or 6.5% and 11.5% from the prior year periods. These increases were attributable to an increase in the services delivered during the three and nine months ended September 30, 2015 for certain client programs. In general, pricing remained relatively stable for our private portal services and was not a significant source of the revenue increases. The number of customers using our private portal platform at September 30, 2015 was 91 compared to 100 customers using our private portal platform at September 30, 2014.

Adjusted EBITDA.    Adjusted EBITDA increased to $46,405 and $125,872 during the three and nine months ended September 30, 2015, respectively, compared to $39,301 and $110,484 in the prior year periods. As a percentage of revenue, Adjusted EBITDA was 30.4% and 28.3% of revenue in the three and nine months ended September 30, 2015, respectively, compared to 27.4% and 26.4% of revenue in the prior year periods. These increases as a percentage of revenue were primarily due to the higher revenue in 2015. Many of our expenses are fixed in nature and do not vary directly with revenue, and accordingly, our Adjusted EBITDA as a percentage of revenue will fluctuate primarily as a result of changes in our revenue.

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

Liquidity and Capital Resources

As of September 30, 2015, we had $612,332 of cash and cash equivalents, and working capital of $515,101. Our cash and cash equivalents and working capital are affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, the timing of interest payments related to our convertible debt, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities during the nine months ended September 30, 2015 was $77,178, which related to net income of $36,563, adjusted for a non-cash income tax benefit of $7,246 related to deferred income taxes, a loss on convertible notes of $2,058, a gain on investments of $139, and other non-cash expenses of $51,110, which include depreciation and amortization expense, non-cash interest expense and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities resulted in a decrease in cash of $5,168, primarily due to cash used as a result of an increase in accounts receivable of $10,201, an increase in prepaid and other assets of $5,692, and a decrease in accrued liabilities of $4,555, which was offset by cash provided by an increase in deferred revenue of $15,280.

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

Cash used in investing activities was $25,499 and $21,146 in the nine months ended September 30, 2015 and 2014, respectively, and includes $25,638 and $17,964, in the nine months ended September 30, 2015 and 2014, respectively, related to purchases of property and equipment. During the nine months ended September 30, 2015, we also received $139 in cash proceeds from the sale of available-for-sale securities. Additionally, we used cash of $3,182 in the nine months ended September 30, 2014 to acquire the assets of TheraSim, Inc. TheraSim’s technology provides the content and programming for certain of our sponsorship services.

Cash used in financing activities was $146,123 and $184,746 in the nine months ended September 30, 2015 and 2014, respectively. We used cash of $28,406 and $103,602 in the nine months ended September 30, 2015 and 2014, respectively, to repurchase shares of our Common Stock through our authorized repurchase program. Also, during the nine months ended September 30, 2014, we used cash of $97,560 to repurchase shares of our Common Stock through the 2014 Tender Offer. Additionally, during the nine months ended September 30, 2015, we used cash of $151,038 to repurchase a portion of our 2.25% Notes. During the nine months ended September 30, 2015 and 2014, we received cash proceeds of $15,185 and $35,857, respectively, related to the exercise of stock options, and used cash of $3,836 and $31,294, respectively, for withholding taxes on stock-based awards. Cash flows from financing activities for the nine months ended September 30, 2015 and 2014 also include excess tax benefits on stock-based awards of $21,972 and $11,853, respectively.

Potential future uses of cash include repurchases of our Common Stock and our anticipated capital expenditure requirements for the three months ending December 31, 2015, which we currently estimate to be approximately $25,000 and which primarily relate to the relocation and expansion of our corporate office facilities as well as improvements that will be deployed across our public and private portal Websites in order to enable us to service future growth in unique users and page views, as well as to create new sponsorship areas for our customers, and to improve the systems used to provide our private portal applications.

Based on our plans and expectations, we believe that our available cash resources and future cash flow from operations will provide sufficient cash resources to meet the cash commitments of our convertible notes (including the repayment, on the March 31, 2016 maturity date, of the then outstanding 2.25% Notes) and to fund our currently anticipated working capital and capital expenditure requirements, for at least the next twenty-four months. Our future liquidity and capital requirements will depend upon numerous factors, including retention of customers at current volume and revenue levels, implementation of new or updated application and service offerings, competing technological and market developments and potential future acquisitions. In addition, our ability to generate cash flow is subject to numerous factors beyond our control, including general economic, regulatory and other matters affecting us and our customers. We plan to continue to enhance our online services and to continue to invest in acquisitions, strategic relationships, facilities and technological infrastructure and product development. We intend to grow each of our existing businesses and enter into complementary ones through both internal investments and acquisitions. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. We cannot assure that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders. Future indebtedness may impose various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the revised guidance requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU No. 2014-09 by one year. As a result, the revised guidance is effective for us beginning in the quarter ending March 31, 2018. Early adoption is permitted, but not before the original effective date of the guidance. The revised guidance is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet determined the impact that the revised guidance will have on our consolidated financial statements.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which requires that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, rather than retrospectively adjusting previously reported amounts. The revised guidance is effective for us beginning in the quarter ending March 31, 2016 and should be applied prospectively. Early adoption is permitted. We have not yet determined the impact the revised guidance will have on our consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal and maintain adequate liquidity.

The value of our cash and money market investments, which was approximately $612 million at September 30, 2015, is not subject to changes in interest rates.

The 2.50% Notes, the 2.25% Notes and the 1.50% Notes have fixed interest rates; therefore, changes in interest rates will not impact our results of operations or financial position.

ITEM 4.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2015. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of September 30, 2015.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and the Chief Financial Officer, concluded that there were no changes in WebMD’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

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

Many of our competitors have greater financial, technical, product development, marketing and other resources than we do. These organizations may be better known than we are and may have more customers or users than we do. We cannot provide assurance that we will be able to compete successfully against these organizations. In addition, we expect that competitors will continue to enter these markets. The competition we face for our services may result in fewer or smaller customer commitments or pressure to reduce prices, which could reduce our profit margins.

Developing and implementing new and updated features and services may be more difficult than expected and may not result in sufficient increases in revenue to justify the costs

Attracting and retaining users of our public portals and our mobile applications and clients for our private portals requires us to continue to improve the technology underlying those portals and applications and to continue to develop new and updated features and services for those portals and applications. If we are unable to do so on a timely basis or if we are unable to implement new features and services without disruption to our existing ones, we may lose potential users and clients.

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

Failure to effectively identify, assess and pursue new business initiatives could adversely affect our company and its prospects

We are working to broaden our portfolio of services and taking steps to diversify our client base and revenue streams. The development of new products and services in response to evolving trends in healthcare and evolving technologies for Internet-based and mobile services, as well as the identification of new business opportunities in this dynamic environment, requires significant time and resources. We may not be able to respond quickly enough or in a cost-effective manner, appropriately time the introduction of new products and services to the market or identify new business opportunities in a timely manner. In addition, while evolving technologies may offer new opportunities, they may also present additional challenges, including challenges relating to security and privacy.

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

Applications and other software that can block advertisements could reduce demand for our advertising and sponsorship products and decrease our revenue

We derive a significant portion of our revenue from advertising and sponsorship on The WebMD Health Network. Applications and software are available that can block or obscure the display of advertisements or block the cookies used to deliver such advertisements, or shift the location in which advertising appears on pages. While the use of ad-blocking programs by visitors to The WebMD Health Network has been very limited to date and our audience consists primarily of individuals who have not typically adopted ad-blocking programs so far, if these programs gain acceptance among our users in the future, they could reduce our ability to deliver advertisements to our audience which, in turn, could reduce demand for our advertising and sponsorship products and cause our revenue from those products to decrease.

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

Customers who utilize our online services depend on Internet service providers and other Website operators for access to our Websites. Many of these providers have experienced significant outages in the past and they could experience outages, delays and other difficulties in the future due to system failures unrelated to our systems. Any such outages or other failures on their part could reduce traffic to our Websites.

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

•	U.S. Regulation of Drug and Medical Device Advertising and Promotion. The WebMD Health Network provides services involving advertising and promotion of prescription and over-the-counter drugs and medical devices and claims of nutritional supplements. If the FDA or the Federal Trade Commission (FTC) finds that any of our products and services or any information on The WebMD Health Network, in our mobile applications, or in WebMD Magazine violates applicable regulations and guidance documents, they may take regulatory or judicial action against us and/or the advertiser or sponsor of that information. State attorneys general may take similar action based on their respective states’ consumer protection statutes. Any increase or change in regulation of drug or medical device advertising and promotion could make it more difficult for us to contract for sponsorships and advertising. In 2014, the FDA issued several draft guidance documents clarifying the application of its promotional regulations to certain content on social media Websites. We cannot predict how our customers or others in the industry might implement the FDA’s guidance in the future or how its implementation might affect our business. Recent private industry initiatives have resulted in voluntary restrictions, which advertisers and sponsors have agreed to follow.

•	European Regulation of Drug and Medical Device Advertising and Promotion. Our European Websites must comply with the national laws of the respective countries whose physicians they address. In most European countries, the advertising of prescription drugs to the general public is not allowed and, accordingly, these countries generally require access restrictions for Websites that contain such advertisements, which are only allowed to be addressed to healthcare professionals. In addition, there are laws and regulations regarding the use of indirect or disguised marketing, and regarding the offering and providing of gifts or benefits with promotional purpose that are not of minor value.

•	Anti-Kickback Laws. There are federal and state laws that govern patient referrals, physician financial relationships and inducements to healthcare providers and patients. The federal anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, in exchange for the referral of patients for items or services reimbursed by Medicare, Medicaid and other federal healthcare programs, or to induce or reward the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service reimbursed by these programs. Many states and European countries also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a government healthcare program. These laws are applicable to any person or entity, including manufacturers and distributors and, therefore, may restrict how we and some of our customers market products to healthcare providers. A variety of criminal and civil penalties are available for violations of these laws, and enforcement or the potential for enforcement of these laws against some of our customers may influence the services we are able to offer and/or our customers’ willingness to continue to use our services.

•

False Claims Laws.    The Federal False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a Federal healthcare program. In addition, various states and European countries have enacted false claim laws analogous to the Federal False Claims Act, and many of these laws apply where a claim is submitted to any third-party payor and not merely a federal healthcare program. When an entity is determined to have violated the Federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government plus civil penalties. In recent years an increasing number of Federal False Claims Act cases have been brought against drug manufacturers and resulted in significant monetary settlements and imposition of federally supervised corporate integrity agreements in circumstances that include allegations that company-sponsored continuing medical education (or CME)

was unlawful off-label promotion. Any action against us for violation of these laws could cause us to incur significant legal expenses and may adversely affect our ability to operate our business. Similarly, False Claims Act actions and resulting corporate integrity agreements involving our customers may reduce the use of our services by our advertising and sponsorship clients.

•	Regulation of Mobile Medical Applications and Other Mobile Health Technology. Over the last several years, the FDA has issued guidance regarding mobile medical applications and other mobile health technology, clarifying the agency’s intent to regulate only those applications that meet the agency’s definition of “device” and could pose a risk to patients’ safety if they fail to work as intended. The FDA is exercising enforcement discretion with respect to certain lower risk mobile applications that meet the device definition. Mobile applications that do not meet the device definition are beyond the FDA’s jurisdiction and, therefore, not subject to the agency’s oversight. In addition, the FDA has recently proposed refraining from exercising active enforcement over certain products that promote health or healthy lifestyles even when promoted for patients with certain diseases or conditions. In light of FDA guidance, we believe that none of our existing online services and mobile applications are subject to regulation as a medical device under applicable FDA regulations. We are required to determine whether FDA regulations would apply to any of our applications and the FDA could disagree with the determination we have made. It is also possible that products or services that we may offer in the future could subject us to such regulation or that current rules could change or be interpreted to apply to some of our existing online services or mobile applications. Complying with such regulations could be burdensome and expensive and could delay our introduction of new services or applications.

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

Government regulation of the Internet could adversely affect our business

The Internet and its associated technologies are subject to government regulation. However, whether and how certain existing laws and regulations in various jurisdictions, including privacy and consumer protection laws, apply to the Internet may still be uncertain. Our failure, or the failure of our business partners or third-party service providers, to accurately anticipate the application of these laws and regulations to our products and services and the manner in which we deliver them, or any other failure to comply with such laws and regulations, could create liability for us, result in adverse publicity and negatively affect our business. In addition, new laws and regulations, or new interpretations of existing laws and regulations, may be adopted with respect to the

Internet and online services, including in areas such as user privacy, confidentiality, consumer protection, marketing, pricing, content, copyrights and patents, and characteristics and quality of products and services. For example, earlier this year, the Federal Communications Commission (FCC) classified broadband Internet access services as common carrier telecommunications services. While this decision appears to most directly impact broadband Internet service providers, FCC rulemakings are coming and we cannot predict how this decision or other laws or regulations will affect our business.

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

In Europe, Directive 2009/136/EC of the European Parliament and of the Council requires the user’s full information and consent prior to the installation and use of any so-called “cookie” on a user’s computer. This Directive has been implemented differently, if at all, in member states of the European Union and national requirements to remain compliant with the respective law may vary. Nevertheless, the provisions of this directive, whether or not effectively implemented in national laws, are now applicable in all the member states of the European Union and enforcement actions are now being considered by local data protection authorities. In addition, under the draft General Data Protection Regulation under consideration by the European Union (originally proposed in January 2012 and currently in a “trilogue” negotiation process involving the European Commission, Parliament and Council), additional requirements for users’ consent for offline and online marketing would be imposed. If enacted, this instrument will impose new requirements to an already very densely regulated area of Internet privacy in Europe. In addition, this revised European legislation, if adopted, would increase the likelihood of applicability of European law to entities established outside the European Union but processing data of European data subjects.

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

Failure to comply with laws relating to privacy and security of personal information, including personal health information, could result in liability to us and concerns about privacy-related issues could damage our reputation and our business

Privacy and security of personal information stored or transmitted electronically, including personal health information, are a major issue in the United States and abroad. While we strive to comply with all applicable privacy and security laws and regulations, as well as our own posted privacy policies, legal standards for privacy (including, but not limited to, “unfairness” and “deception” as enforced by the FTC and state attorneys general) continue to evolve and any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, or could cause us to lose users and customers, which could have a material adverse effect on our business. There has been an increase in the number of privacy-related lawsuits filed against companies recently. In addition, we are unable to predict what additional legislation or regulation in the area of privacy of personal information, including personal health information, could be enacted and what effect that could have on our operations and business. Concerns about our practices with regard to the collection, use, disclosure, or security of personal information or other privacy-related matters, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation and harm our business.

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

In Europe, transfers of EU individuals’ personal data from EU member states to countries not recognized as having adequate protections for personal data, which includes the U.S., are regulated by general data protection Directive 95/46/EC and national implementations. On October 6, 2015, the Court of Justice of the European Union (CJEU), the European Union’s highest court, declared the EU-US Safe Harbor Framework invalid as a mechanism to legitimize transfers of personal data from the EU to the U.S. WebMD is certified under the Safe Harbor Framework for personal data it processes relating to certain services it offers to some employers and health plans. The U.S. Government, EU member states, the European Commission, and the Article 29 Data

Protection Working Party are still assessing the implications of the CJEU decision. On October 16, 2015, the Article 29 Data Protection Working Party issued a statement calling for governments to negotiate a solution by the end of January 2016 and stating that if this has not occurred by then, enforcement against companies not in compliance with cross-border personal data transfer restrictions may commence on a broad scale. WebMD is assessing alternatives to the Safe Harbor Framework to legitimatize relevant cross-border data transfers. There is a risk that EU data protection authorities, as a result of the CJEU decision, may investigate or bring enforcement actions with criminal and administrative sanctions. Such actions could also damage our business and harm our reputation.

Criminal sanctions in Europe for violations of national implementations of the existing general data protection Directive 95/46/EC and of the e-Privacy Directive 2002/58/EC are rarely imposed, though national implementations provide for both criminal and administrative sanctions. For example, France and Germany provide for administrative fines of up to 300,000 Euros (approximately 330,000 USD) in case of illegal collection or processing of personal identifiable information. Under draft General Data Protection Regulation under consideration by the European Commission (originally proposed in January 2012 and currently in a “trilogue” negotiation process involving the European Commission, Parliament and Council), fines of up to 1,000,000 Euros (approximately 1,100,000 USD) or up to 2% of the global sales of the infringer could be imposed.

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

Third parties may claim that we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from providing certain services

We have been, and may continue to be, subject to claims that we are misappropriating or infringing intellectual property or other proprietary rights of others. These claims, even if not meritorious, may be expensive to defend and divert management’s attention from our operations. If we become liable to third parties for infringing these rights, we could be required to pay a substantial damage award and to develop non-infringing technology, obtain a license or cease selling the products or services that use or contain the infringing intellectual property. We may be unable to develop non-infringing products or services or obtain a license on commercially reasonable terms, or at all. We may also be required to indemnify our customers if they become subject to third-party claims relating to intellectual property that we license or otherwise provide to them, which could be costly.

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

(c) The following table provides information about purchases by WebMD during the three months ended September 30, 2015 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1/15 - 7/31/15	15,168	$42.90	11,800	$29,161,306
8/1/15 - 8/31/15	377,696	$42.52	364,965	$13,658,216
9/1/15 - 9/30/15	199,195	$39.01	181,011	$34,056,192

Total	592,059	$41.35	557,776

(1)	Includes the following number of shares withheld from WebMD Restricted Common Stock that vested during the respective periods in order to satisfy withholding tax requirements related to the vesting of the awards: 3,368 in July, 12,731 in August and 18,184 in September. The value of these shares was determined based on the closing price of WebMD Common Stock on the date of vesting.

(2)	In August 2011, a stock repurchase program (the “Program”) was established through which WebMD was authorized to use up to $75,000,000 to purchase shares of its Common Stock. Increases to the Program of $75,000,000, $50,000,000, $40,000,000, $30,000,000 and $23,895,000 were authorized in October 2011, February 2014, March 2014, April 2014 and November 2014, respectively. On September 12, 2015, WebMD’s Board of Directors authorized an additional increase to the Program of $27,451,000. For additional information, see Note 4 to the Consolidated Financial Statements included in this Quarterly Report.

ITEM 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBMD HEALTH CORP.

By:	/S/ PETER ANEVSKI
Peter Anevski
Executive Vice President and
Chief Financial Officer

Date: November 9, 2015

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))

4.1	WebMD Health Corp. Amended and Restated 2005 Long-Term Incentive Plan, as amended effective October 1, 2015 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2015)*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Section 1350 Certification of Chief Executive Officer of Registrant

32.2	Section 1350 Certification of Chief Financial Officer of Registrant

99.1	Explanation of Non-GAAP Financial Measures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Agreement relates to executive compensation.

E-1