Form 10-K/A
period 2015-12-31
WebMD Health Corp.
filed 2016-04-29
CIK 1326583

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

WebMD Health Corp. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2016 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because our definitive proxy statement will be filed later this year. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is deleted by this Amendment.

Part III of the Original Filing (Items 10 through 14) is being amended and restated in its entirety by this Amendment. In addition, the Exhibit Index that is incorporated by reference into Part IV, Item 15 of the Original Filing is being amended and restated in its entirety by this Amendment, with the only changes being the addition of Exhibits 10.48, 31.3 and 31.4 and related changes to the footnotes to that Index. We are also including Item 9B in this Amendment in lieu of filing a Current Report on Form 8-K for an event occurring within four business days prior to the filing of this Amendment. This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

ii

PART II

Item 9B.	Other Information

Within four business days prior to the filing of this Amendment, the Compensation Committee of the Board of Directors of the Registrant approved the WebMD 2016 Bonus Program for Executive Officers. In lieu of filing a Current Report on Form 8-K reporting that in Item 5.02, the information contained in Item 11 below under the heading “Compensation Discussion and Analysis – 2016 Bonus Program” is incorporated by reference in this Item 9B.

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

Directors

Name	Age	Positions
Mark J. Adler, M.D.(3)	59	Director; Chairman of the Compensation Committee
Kevin M. Cameron	49	Director; Special Advisor to the Chairman of the Board
Neil F. Dimick(1)(2)(4)	66	Director; Chairman of the Nominating & Governance Committee
Jerome C. Keller(4)	73	Director
James V. Manning(1)(2)	69	Director; Chairman of the Audit Committee
William J. Marino(2)	72	Director
Joseph E. Smith(3)	77	Director
Stanley S. Trotman, Jr.(1)(3)	72	Director
Kristiina Vuori, M.D.(4)	48	Director
Martin J. Wygod(1)	76	Chairman of the Board

(1)	Member of the Executive Committee

(2)	Member of the Audit Committee

(3)	Member of the Compensation Committee

(4)	Member of the Nominating & Governance Committee

For a description of each of the standing committees of the Board of Directors and other corporate governance matters, see “Corporate Governance” below.

Executive Officers

Name	Age	Positions
David J. Schlanger	56	Chief Executive Officer
Steven Zatz, M.D.	59	President
Peter Anevski	48	Executive Vice President and Chief Financial Officer
Michael B. Glick	59	Executive Vice President and Co-General Counsel
Douglas W. Wamsley	57	Executive Vice President, Co-General Counsel and Secretary
Martin J. Wygod	76	Chairman of the Board

Mark J. Adler, M.D. has been a member of WebMD’s Board of Directors since September 2005. From September 2000 until completion of WebMD’s merger with HLTH Corporation (which we refer to as HLTH), the former parent company of WebMD, in October 2009 (which we refer to as the Merger), Dr. Adler was a member of HLTH’s Board of Directors. Since 2014, Dr. Adler has also served as Strategic Advisor to, and as a member of the Scientific Advisory Board of, Biological Dynamics, Inc., a privately held biotechnology company, and is currently the Chairman of that Scientific Advisor Board. He is also currently a director of the San Diego Cancer Research Institute. Dr. Adler is an oncologist and served for over 10 years as Chief Executive Officer of the San Diego Cancer Center until its acquisition in February 2011 by the University of California, San Diego

(UCSD). Following that acquisition, he continued with UCSD Oncology as Director of Strategic Development from February 2011 until February 2014. Until April 2006, Dr. Adler had served, for more than five years, as the Chief Executive Officer of the combined internal medicine and oncology group of Medical Group of North County in San Diego, California. Dr. Adler’s qualifications for membership on WebMD’s Board of Directors include: his many years of experience as a physician and an executive of a physician practice; his involvement with early stage biotechnology companies; and his prior service as a director of WebMD, HLTH and predecessor companies.

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

Neil F. Dimick has been a member of WebMD’s Board of Directors since September 2005. From December 2002 until completion of the Merger in October 2009, Mr. Dimick was a member of HLTH’s Board of Directors. Mr. Dimick served as Executive Vice President and Chief Financial Officer of AmerisourceBergen Corporation, a wholesale distributor of pharmaceuticals, from 2001 to 2002, and as Senior Executive Vice President and Chief Financial Officer and as a director of Bergen Brunswig Corporation, a wholesale distributor of pharmaceuticals, for more than five years prior to its merger in 2001 with AmeriSource Health Corporation to form AmerisourceBergen. He also serves as a member of the boards of directors of the following companies: Alliance Imaging Inc., a provider of outsourced diagnostic imaging services to hospitals and other healthcare companies; Global Resources Professionals, an international professional services firm that provides outsourced services to companies on a project basis; and Mylan Laboratories, Inc., a pharmaceutical manufacturer. Mr. Dimick previously served as a member of the board of directors of Thoratec Corporation, a developer of products to treat cardiovascular disease, for more than five years prior to its acquisition by St. Jude Medical, Inc. in October 2015. Mr. Dimick’s qualifications for membership on WebMD’s Board of Directors include: his prior service as a director of WebMD and HLTH; his experience as a director of other public companies, as described above; his experience as a public company chief financial officer, as described above; and his experience, prior to that, as a CPA and partner of a major public accounting firm.

Michael B. Glick became Executive Vice President and Co-General Counsel of WebMD in May 2012. He served as Senior Vice President and Assistant General Counsel of WebMD from 2007 until May 2012 and, before that, had served as Senior Vice President and Assistant General Counsel of HLTH and its predecessors for more than five years.

Jerome C. Keller has been a member of WebMD’s Board of Directors since September 2005. From 1997 until he retired in October 2005, Mr. Keller served as Senior Vice President, Sales and Marketing at Martek Biosciences Corporation, a company that develops and sells microalgae products, and he served as a member of its Board of Directors from October 2005 until its acquisition by Royal DSM N.V. in February 2011. He served as Vice President of Sales for Merck & Co. Inc., a pharmaceutical company, from 1986 to 1993. Mr. Keller’s qualifications for membership on WebMD’s Board of Directors include: his prior service as a member of the WebMD Board; his service on the Board of Directors of Martek; and his many years of experience as an executive of and consultant to pharmaceutical manufacturers and other healthcare companies.

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

William J. Marino has been a member of WebMD’s Board of Directors since April 2014. Mr. Marino served as Chairman, President and Chief Executive Officer of Horizon Blue Cross Blue Shield of New Jersey (BCBSNJ), the state’s largest health insurer, until he retired in 2011. During that time, he also served as Co-Chairman of America’s Health Insurance Plans (AHIP), Chairman of the National Institute for Health Care Management (NIHCM) and on the Board of Directors of the Blue Cross Blue Shield Association (BCBSA). Before joining Horizon BCBSNJ, Mr. Marino was Vice President of Regional Group Operations for New York and Connecticut for the Prudential, capping a 23-year career with them. Mr. Marino is also a member of the Board of Directors of two other publicly-traded corporations: Sealed Air Corporation (for which he has been a Board member since 2002 and has served as the non-executive Chairman of the Board since May 2014) and Sun Bancorp, Inc. (for which he has been a Board member since 2010). He serves on the Board of Directors of Secura Home Health LLC, a privately held company. He has also served as the Chairman and Co-Chairman of the Board of Directors of the New Jersey Performing Arts Center (NJPAC) and is currently the Chairman of the Board of Theater Square Development Corporation, LLC, NJPAC’s real estate development subsidiary. He is also a member of: the Board of the New Jersey Symphony Orchestra; the Campaign Committee of Saint Vincent Academy; and the Board of Trustees of Delbarton School in Morristown. Mr. Marino’s qualifications for membership on WebMD’s Board of Directors include: his experience as a business leader in the health insurance industry; his knowledge of the healthcare industry; and his service on the other boards described above.

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

Kristiina Vuori, M.D., Ph.D. has been a member of WebMD’s Board of Directors since July 2014. Dr. Vuori has been President of Sanford Burnham Prebys Medical Discovery Institute since 2010, responsible for the Institute’s academic, scientific and general operations. The Institute is a non-profit research organization dedicated to discovering the fundamental molecular causes of disease and devising the innovative therapies of tomorrow, with major research programs in cancer, neurodegeneration, diabetes, and infectious, inflammatory, and childhood diseases. Dr. Vuori also served as the Institute’s Interim CEO from 2013 to 2014. Dr. Vuori holds the Pauline and Stanley Foster Presidential Chair at the Institute and serves as Professor at the Institute’s National Cancer Institute (NCI)-designated Cancer Center, an interdisciplinary basic and translational research effort mobilizing over 400 scientists. From 2005 until 2013, Dr. Vuori also led the Cancer Center. Dr. Vuori earned her M.D. and Ph.D. degrees at University of Oulu, Finland. After completing her internship and residency, she received postdoctoral training at Sanford-Burnham from 1992 to 1995 and was appointed to the faculty in 1996. Dr. Vuori has received numerous research grants and awards from the National Institutes of Health, NCI, Department of Defense (DoD), Stand Up To Cancer Dream Team, and the California Cancer Research Programs. She was elected to the National Academy of Inventors (NAI) in 2014. She also serves in a wide variety of advisory capacities to NCI and other cancer organizations, including advisory roles for the NCI’s Developmental Therapeutics Program, Center for Strategic Scientific Initiatives, and the National Cancer Advisory Board. Additionally, Dr. Vuori serves or has served on the Boards of Directors for the American Association for Cancer Research (AACR), the California Institute for Regenerative Medicine (CIRM), and the California Breast Cancer Research Council. She has also served on numerous editorial boards for scientific journals and institutional scientific advisory boards. Dr. Vuori’s qualifications for membership on WebMD’s Board of Directors include: her experience in biomedical research and as an educator of research scientists; and her experience managing a large non-profit research organization and, prior to that, managing its Cancer Center, as described above.

Douglas W. Wamsley served as Executive Vice President, General Counsel and Secretary of WebMD from July 2005 until May 2012, when he began to serve as Executive Vice President, Co-General Counsel and Secretary. From September 2001 until July 2005, Mr. Wamsley served as Senior Vice President – Legal of HLTH, focusing on its WebMD segment.

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

Our Board of Directors is divided into three classes. At each Annual Meeting, the term of one of the classes of directors expires and WebMD stockholders vote to elect nominees for the directorships in that class for a new three-year term. The terms of Messrs. Cameron, Keller and Trotman are scheduled to expire at our Annual Meeting of Stockholders in 2016; the terms of Dr. Vuori and Messrs. Marino and Wygod are scheduled to expire at our Annual Meeting of Stockholders in 2017; and the terms of Dr. Adler and Messrs. Dimick, Manning and Smith are scheduled to expire at our Annual Meeting of Stockholders in 2018.

Our Board of Directors met nine times in 2015. During 2015, each of our directors attended 75% or more of the meetings held by our Board and the Board committees on which he or she served. In addition to meetings, our Board and its committees may act upon matters by unanimous written consent. All the members of our Board of Directors attended our Annual Meeting of Stockholders in 2015 and all but one of the members attended our Annual Meeting of Stockholders in 2014.

On February 19, 2016, our Board of Directors approved amendments to WebMD’s Amended and Restated By-laws. The amendments took effect immediately upon approval and provide that the vote required for the election of a member of our Board of Directors at a meeting of our stockholders is, except in the case of a contested election, a majority of the total votes cast “for” or “against” the election of such Board member. Previously, a nominee for election as a Board member in an uncontested election could be elected by a plurality of the votes cast; going forward, the plurality standard will apply only to contested elections (those where there are more nominees for election than positions on the Board of Directors to be filled by election at the meeting). The amendments also provide that any incumbent director who does not receive the affirmative vote of a majority of the votes cast for or against such nominee’s election in an uncontested election would be required to promptly tender his or her resignation. The Nominating & Governance Committee of the Board would then make a recommendation to the Board on whether to accept or reject the tendered resignation, or whether other action should be taken. The Board of Directors will evaluate the resignation, taking into account the recommendation of the Nominating & Governance Committee, and publicly disclose its decision whether to accept or reject the resignation and, if applicable, the reasons for rejecting the tendered resignation, within 90 days after the certification of the stockholder vote.

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

Executive Committee.    The Executive Committee, which met once during 2015, is currently comprised of Messrs. Dimick, Manning, Trotman and Wygod. The Executive Committee has the power to exercise, to the fullest extent permitted by law, the powers of the entire Board.

Audit Committee.    The Audit Committee, which met eight times during 2015, is currently comprised of Messrs. Dimick, Manning and Marino; Mr. Manning is its Chairman. Each of the members of the Audit Committee meets the standards of independence applicable to audit committee members under applicable SEC rules and Nasdaq Global Select Market listing standards and is financially literate, as required under applicable Nasdaq Global Select Market listing standards. In addition, the Nominating & Governance Committee has determined that Messrs. Dimick and Manning qualify as “audit committee financial experts,” as that term is used in applicable SEC regulations implementing Section 407 of the Sarbanes-Oxley Act of 2002. The determination with respect to Mr. Dimick was based on his training and experience as a certified public accountant, including as a partner of a major accounting firm, and based on his service as a senior executive and chief financial officer of a public company. The determination with respect to Mr. Manning was based on his training and experience as a certified public accountant, including as a partner of a major accounting firm, and based on his service as a senior executive and chief financial officer of public companies. The Audit Committee is responsible for, among other things:

•	retaining and overseeing the registered public accounting firm that serves as our independent auditor and evaluating their performance and independence;

•	reviewing our annual audit plan with WebMD’s management and registered public accounting firm;

•	pre-approving any permitted services provided by WebMD’s registered public accounting firm;

•	approving the fees to be paid to WebMD’s registered public accounting firm;

•	reviewing the adequacy and effectiveness of WebMD’s internal controls with WebMD’s management, internal auditors and registered public accounting firm;

•	reviewing and discussing the annual audited financial statements and the interim unaudited financial statements with WebMD’s management and registered public accounting firm;

•	approving WebMD’s internal audit plan and reviewing reports of WebMD’s internal auditors;

•	determining whether to approve related party transactions (see “Audit Committee Review of Related Party Transactions” in Item 13 below); and

•	overseeing the administration of WebMD’s Code of Business Conduct.

The Audit Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Audit Committee. A copy of that Charter, as amended through October 30, 2015, is filed as Exhibit 99.2 to this Annual Report.

Compensation Committee.    The Compensation Committee, which met nine times during 2015, is currently comprised of Dr. Adler and Messrs. Smith and Trotman; Dr. Adler is its Chairman. Each of these directors is a non-employee director within the meaning of the rules promulgated under Section 16 of the Securities Exchange Act, an outside director within the meaning of Section 162(m) of the Internal Revenue Code, and an independent director under applicable Nasdaq Global Select Market listing standards. The responsibilities delegated by the Board to the Compensation Committee include:

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

The Compensation Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Compensation Committee. A copy of that Charter, as amended through October 30, 2013, was filed as Exhibit 99.3 to our Annual Report on Form 10-K for the year ended December 31, 2013. No changes were made to that Charter when it was reviewed by the Compensation Committee in 2014 and 2015.

Until late 2015, the Compensation Committee had not retained an outside consultant to assist it in implementing the compensation policies described above or making specific decisions relating to executive compensation. In late 2015, the Compensation Committee engaged the Arthur J. Gallagher & Co. (which we refer to as Gallagher) Human Resources & Compensation Consulting Practice to provide information, analysis and advice to assist the Compensation Committee in the performance of its duties. Gallagher reports directly to the Compensation Committee, participates in meetings of the Committee and has direct access to the Committee between meetings through the Chairman. WebMD and Gallagher have entered into an engagement letter, which sets out the services expected to be performed by Gallagher for the Committee during late 2015 and in 2016. Since its engagement, Gallagher has assisted the Compensation Committee in making determinations regarding WebMD’s executive compensation and in considering potential alternatives for structuring such compensation, including by:

•	developing a peer group of other public companies (which we refer to as the Peer Group) for use in analyses of compensation matters relating to WebMD’s executive officers;

•	preparing analyses showing how the compensation of WebMD’s executive officers compares to the compensation of executive officers of companies in the Peer Group;

•	providing advice in connection with the determination, in March 2016, of annual bonuses for 2015 for WebMD’s executive officers; and

•	providing advice in connection with the structuring of the 2016 bonus program for WebMD’s executive officers.

However, the Compensation Committee’s decisions about executive compensation matters, including the specific amounts paid to executive officers, are its own and may reflect factors and considerations other than the information and recommendations provided by Gallagher. For additional information regarding our Compensation Committee, its oversight of executive compensation and the advice it has received from Gallagher, see “Compensation Discussion and Analysis” in Item 11 below.

During its engagement by the Compensation Committee, Gallagher has not provided any other services to WebMD other than its services to the Compensation Committee; and prior to such engagement, it had not provided any services to WebMD. The Compensation Committee has analyzed the independence of Gallagher by taking into consideration the following factors: (i) Gallagher does not provide any other services to WebMD; (ii) the fees paid by WebMD to Gallagher represent only a very small portion of Gallagher’s total revenue; (iii) Gallagher’s policies and procedures that are designed to prevent conflicts of interest, a summary of which was provided by Gallagher to the Compensation Committee; (iv) the absence of any material business or personal relationship between any of WebMD’s executive officers and Gallagher or the individual Gallagher compensation advisors providing services to the Compensation Committee (which we refer to as the Gallagher Representatives); (v) the absence of any material business or personal relationship of the Gallagher Representatives with any member of our Compensation Committee; and (vi) the fact that none of the Gallagher Representatives owns any shares of WebMD Common Stock. Our Compensation Committee has determined, based on its analysis of the above factors, that the work of Gallagher and the Gallagher Representatives has not created any conflicts of interest and our Compensation Committee is satisfied with the independence of Gallagher.

Nominating & Governance Committee.    The Nominating & Governance Committee, which met five times during 2015, is currently comprised of Dr. Vuori and Messrs. Dimick and Keller; Mr. Dimick is its Chairman. Each of these directors is an independent director under applicable Nasdaq Global Select Market listing standards. The responsibilities delegated by the Board to the Nominating & Governance Committee include:

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

The Nominating & Governance Committee operates pursuant to a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Nominating & Governance Committee. A copy of that Charter, as amended through October 30, 2014, was filed as Exhibit 99.3 to our Annual Report on Form 10-K for the year ended December 31, 2014. No changes were made to that Charter when it was reviewed by the Nominating & Governance Committee in 2015. The Nominating & Governance Committee has not adopted specific objective requirements for service on the WebMD Board. Instead, the Nominating & Governance Committee considers various factors in determining whether to recommend to the Board potential new Board members, or the continued service of existing members, including:

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

For information regarding the qualifications for service on our Board of Directors of each of its current members, as considered by the Nominating & Governance Committee of our Board (regardless of whether the individual director is up for election this year), please see the biographical information for each Board member included in “Directors and Executive Officers” above. As noted there, the Nominating & Governance Committee considers prior service on our Board of Directors and on the boards of directors of our predecessor companies to be part of our Board members’ qualifications for continued service, particularly in light of the fact that WebMD’s public and private Internet portals and mobile platforms do not have a long operating history and the experience our Board members have had in overseeing the evolution of those portals and platforms provides useful background for their current service on our Board. The Nominating & Governance Committee also believes that healthcare industry experience provides important background for service on our Board and that our Board should include individuals with diverse types of such experience, including experience as physicians, as industry executives, as board members of public or private healthcare industry companies, and as investment bankers or investors focused on those companies.

The Nominating & Governance Committee will consider candidates recommended by stockholders in the same manner as described above. Any such recommendation should be sent in writing to the Nominating & Governance Committee, care of Corporate Secretary, WebMD Health Corp., 395 Hudson Street, 3rd Floor, New York, NY 10014. To facilitate consideration by the Nominating & Governance Committee, the recommendation should be accompanied by a full statement of the qualifications of the recommended nominee, the consent of the recommended nominee to serve as a director of WebMD if nominated and to be identified in WebMD’s proxy materials and the consent of the recommending stockholder to be named in WebMD’s proxy materials. The recommendation and related materials will be provided to the Nominating & Governance Committee for consideration at its next regular meeting.

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

Communications with Our Directors.    Our Board of Directors encourages our security holders to communicate in writing to our directors. Security holders may send written communications to our Board of Directors or to specified individual directors by sending such communications care of the Corporate Secretary’s Office, WebMD Health Corp., 395 Hudson Street, 3rd Floor, New York, New York 10014. Such communications will be reviewed by our Legal Department and, depending on the content, will be:

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

Non-Employee Director Compensation

Introduction. This section of our Annual Report describes the compensation paid by WebMD during 2015 to the Non-Employee Directors. Employees of WebMD who serve on our Board of Directors do not receive additional compensation for Board service. The Compensation Committee of the WebMD Board is authorized to determine the compensation of the Non-Employee Directors paid by WebMD. As described below, WebMD paid two types of compensation to its Non-Employee Directors in 2015 for their Board and Board committee service:

•	annual fees for service on the Board and its standing committees, paid by WebMD in November 2015 in the form of shares of WebMD Common Stock not subject to any vesting requirements; and

•	grants of non-qualified options to purchase WebMD Common Stock.

WebMD does not offer any deferred compensation plans or retirement plans to its Non-Employee Directors. None of the Non-Employee Directors received any compensation from WebMD during 2015 other than the compensation for service as a Non-Employee Director.

2015 Director Compensation Table. This table provides information regarding the value of the compensation paid by WebMD to the Non-Employee Directors in 2015, as calculated in accordance with applicable SEC regulations. This table should be read together with the additional information under the headings “– Annual Fees” and “– Option Grants” below.

(a) Name	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)(1)	(d) Option Awards ($)(2)	(e) Total ($)
Mark J. Adler, M.D.	—	56,500	217,127	273,627
Neil F. Dimick	—	73,000	217,127	290,127
Jerome C. Keller	—	50,000	217,127	267,127
James V. Manning	—	72,000	217,127	289,127
William J. Marino	—	60,000	217,127	277,127
Joseph E. Smith	—	52,500	217,127	269,627
Stanley S. Trotman, Jr.	—	52,500	217,127	269,627
Kristiina Vuori, M.D.	—	50,000	217,127	267,127

(1)	On November 15, 2015, the Non-Employee Directors received shares of WebMD Common Stock, not subject to any vesting requirements and valued at the respective amounts reported in Column (c) above, in payment of their annual retainers for service on the WebMD Board and its standing committees. See “– Annual Fees” below for additional information. For each such Non-Employee Director, the number of shares to be issued was determined by dividing the aggregate dollar amount of the fees payable to such Non-Employee Director by $43.04 (the closing price of WebMD Common Stock on the Nasdaq Global Select Market on November 13, 2015, the last trading day prior to the date of payment since the payment date occurred on a Sunday), with cash paid in lieu of issuing fractional shares. Based on that, the individual Non-Employee Directors received the following:

Name	Number of Shares
Mark J. Adler, M.D.	1,312
Neil F. Dimick	1,696
Jerome C. Keller	1,161
James V. Manning	1,672
William J. Marino	1,394
Joseph E. Smith	1,219
Stanley S. Trotman, Jr.	1,219
Kristiina Vuori, M.D.	1,161

(2)	Each person serving as a Non-Employee Director of WebMD on January 1 of each year until 2015 had been automatically granted on such date, under the terms of WebMD’s Amended and Restated 2005 Long-Term Incentive Plan (which we refer to as the 2005 Plan), non-qualified options to purchase 13,200 shares of WebMD Common Stock, with an exercise price equal to the closing price on the last trading date of the prior year. In addition, each of Mr. Marino and Dr. Vuori received a grant, under the 2005 Plan, in 2014 of options to purchase 13,200 shares of WebMD Common Stock on the respective dates that they joined the Board. See “– Option Grants” below for additional information. The amounts in Columns (d) and (e) above reflect the grant date fair value for the grants made to the respective Non-Employee Directors in 2015, computed in accordance with FASB ASC Topic 718. See Note 8 (Stock-Based Compensation) to the Consolidated Financial Statements included in this Annual Report for an explanation of the methodology and assumptions used in determining the fair value of stock option awards granted. The actual amounts, if any, ultimately realized by Non-Employee Directors from these stock options will depend on the price of our Common Stock at the time they exercise vested stock options.

The following lists (a) the total number of shares of WebMD Common Stock subject to outstanding unexercised stock options that were held, as of December 31, 2015, by Non-Employee Directors who were members of the Board on that date and (b) the weighted average exercise price of those options:

Name	Number of Shares Subject to Outstanding Options	Weighted Average Exercise Price
Mark J. Adler, M.D.	91,137	$36.44
Neil F. Dimick	123,376	$33.20
Jerome C. Keller	92,400	$35.79
James V. Manning	90,125	$31.28
William J. Marino	26,400	$41.81
Joseph E. Smith	101,552	$31.03
Stanley S. Trotman, Jr.	85,800	$37.44
Kristiina Vuori, M.D.	26,400	$45.22

For Dr. Adler and Messrs. Dimick, Manning and Smith, a portion of their options to purchase WebMD Common Stock were originally options to purchase HLTH Common Stock, issued under HLTH’s Amended and Restated 2000 Long-Term Incentive Plan (which we refer to as the HLTH 2000 Plan). The options to purchase HLTH Common Stock were automatically converted to options to purchase WebMD Common Stock in the Merger. All such options have vested.

Annual Fees

Overview.    The amount set forth in Column (c) of the 2015 Director Compensation Table represents the value of shares of WebMD Common Stock issued by WebMD, under the 2005 Plan, to pay the Non-Employee Directors the annual retainer for service on the Board and the annual fees for service on standing committees of the Board, as described below. In 2015, the retainer and committee fees were paid on November 15, 2015. See Note 1 to the 2015 Director Compensation Table for information regarding the number of shares issued to each Non-Employee Director on that date. Non-Employee Directors do not receive per-meeting fees but are reimbursed for out-of-pocket expenses they incur in connection with attending Board and Board committee meetings and our Annual Meeting of Stockholders.

Board Service.    Each Non-Employee Director receives an annual retainer with a value of $40,000 for service on the WebMD Board, payable in shares of WebMD Common Stock that are not subject to any vesting requirements.

Service on Standing Committees.    We pay annual fees for service on some of the standing committees of our Board, as well as an additional fee to the Chairperson of each of those committees, with a value in the following amounts, payable in shares of WebMD Common Stock that are not subject to any vesting requirements:

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

Service on Other Committees. Our Non-Employee Directors may also, from time to time, receive additional fees for service on committees established by the Board for specific purposes. Those fees have generally been paid in cash on a quarterly basis for the period that the committee exists and may be set by the Board, the Compensation Committee or the committee itself. No such fees were paid in 2015.

Option Grants

Under the terms of the 2005 Plan, each person serving as a Non-Employee Director of WebMD was automatically granted non-qualified options to purchase 13,200 shares of WebMD Common Stock on each January 1 from 2006 until 2015, with an exercise price equal to the closing price on the last trading date of the prior year. The annual grants made on January 1, 2015 had an exercise price of $39.55 per share. After the provisions of the 2005 Plan providing for automatic annual grants expired, the Compensation Committee approved a discretionary grant of options to purchase 13,200 shares of WebMD Common Stock for January 1, 2016 to each person then serving as a Non-Employee Director of WebMD. The grants made on January 1, 2016 had an exercise price of $48.30 and the same terms as the grants made on January 1 in prior years, as described below.

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

Overview

This section of our Annual Report contains information regarding our compensation programs and policies and, in particular, their application to a specific group of individuals referred to in this Annual Report as our Named Executive Officers. For an explanation regarding the composition of this group, see “Compensation Discussion and Analysis – Introduction” below. This section is organized as follows:

•

2015 Report of the Compensation Committee.    This section contains a report of the Compensation Committee of our Board of Directors regarding the “Compensation Discussion and Analysis” section described below. The material in the 2015 Report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that WebMD specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

•	Compensation Committee Interlocks and Insider Participation. This section contains information regarding certain types of relationships involving our Compensation Committee members.

•

Compensation Discussion and Analysis.    This section contains a description of the specific types of compensation we pay, a discussion of our compensation policies, information regarding how those policies were applied to the compensation of our Named Executive Officers for 2015 and other information that we believe may be useful to investors regarding compensation of our Named Executive Officers and other employees.

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

2015 Report of the Compensation Committee

The Compensation Committee of our Board of Directors provides oversight of WebMD’s compensation programs and makes specific decisions regarding compensation of the Named Executive Officers and WebMD’s other executive officers. Set out below is the Compensation Discussion and Analysis section of this Annual Report. That section contains a discussion of WebMD’s executive compensation programs and policies and their application by the Compensation Committee in 2015 to the Named Executive Officers. The members of the Compensation Committee have reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis. Based upon this review and our discussions, these Compensation

Committee members have recommended to our Board of Directors that the Compensation Discussion and Analysis section be included in this Annual Report on Form 10-K.

Mark J. Adler, M.D. (Chairman)
Joseph E. Smith
Stanley S. Trotman, Jr.

Compensation Committee Interlocks and Insider Participation

Dr. Adler and Messrs. Smith and Trotman were members of the Compensation Committee for all of 2015. None of these individuals are or were a current or former executive officer or employee of WebMD or had any relationships in 2015 requiring disclosure by WebMD under the SEC’s rules requiring disclosure of certain relationships and related-party transactions.

None of WebMD’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the WebMD Compensation Committee during 2015.

Compensation Discussion and Analysis

Introduction.    The Compensation Discussion and Analysis contains a description of the specific types of compensation we pay, a discussion of our compensation policies, information regarding how the compensation of our Named Executive Officers for 2015 was determined under those policies, and other information that we believe may be useful to investors regarding compensation of our Named Executive Officers and other employees. Under applicable SEC rules, our Named Executive Officers for this Annual Report include the person who served as our Chief Executive Officer during 2015 (David J. Schlanger), the person who served as our Chief Financial Officer during 2015 (Peter Anevski), and the next three most highly compensated executive officers for 2015: Michael B. Glick, Executive Vice President & Co-General Counsel; Martin J. Wygod, Chairman of the Board; and Steven Zatz, M.D., President. In addition, we have chosen to include one additional executive officer (Douglas W. Wamsley) whose compensation, as Co-General Counsel, was substantially similar to our other Co-General Counsel.

The persons who constitute our Named Executive Officers may change from year to year based on changes in position and changes in individual compensation. In particular, the number of shares of restricted Common Stock granted under the 2005 Plan (which we refer to as WebMD Restricted Stock) and the number of options to purchase WebMD Common Stock granted to individual executive officers varies from year to year and, accordingly, may result in changes to who is a Named Executive Officer because, under the SEC rules for determining Named Executive Officers for a specific year, we include the full grant date fair value of option grants and restricted stock grants as compensation in the year in which the grant is made and no compensation for such grants in any other year, regardless of the vesting schedule of the grant. In addition, grants made to an executive officer at the time he or she joins WebMD or at the time he or she is first promoted to an executive officer position may be larger than grants made in that year to existing executive officers with comparable responsibilities and may not be indicative of the compensation for such individual in future years. The Compensation Committee considers the vesting schedule of grants made under equity compensation plans to be an important term of such grants and believes that it is appropriate, in its consideration of the timing and amount of specific grants it approves, to view the value of such grants to be deemed distributed over the period of vesting, rather than assigned solely to the year of grant.

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

A discussion of how each of the above types of compensation was used for 2015 follows under the heading “–Use of Specific Types of Compensation for 2015.” The compensation of our other employees generally consists of the same types of compensation, with the specific types and amounts determined by our Chief Executive Officer and other members of our senior management, in light of the policies described under “–Discussion of Compensation Policies” below. In addition, some employees are compensated partially based on commissions or similar arrangements not used at the senior management level. For 2016, our Compensation Committee has implemented a new annual bonus program for executive officers (which we refer to as the 2016 Bonus Program), with pre-set financial goals that are intended to more closely tie annual bonus compensation to WebMD’s performance, as described under “2016 Bonus Program” at the end of this Compensation Discussion and Analysis.

We have not offered any retirement plans to our executive officers other than a 401(k) plan that is generally available to our employees. We refer to the WebMD 401(k) Savings Plan, the current 401(k) Plan of WebMD, as the “401(k) Plan.” Subject to the terms of the 401(k) Plan, WebMD matches, in cash, 50% of amounts contributed to that Plan by each Plan participant, up to 6% of eligible pay. The matching contribution made by WebMD is subject to vesting, based on continued employment, with 50% scheduled to vest on each of the first and second anniversaries of an employee’s date of hire (with employees vesting immediately in any matching contribution made after the second anniversary). Named Executive Officers who have elected to contribute to the 401(k) Plan received matching contributions on the same basis as other participants.

In determining the forms of compensation to be used by WebMD, the Compensation Committee considers various factors, including the effectiveness of the incentives provided, tax and accounting considerations, the compensation practices of other companies and the expectations of our employees and our investors. In addition, the Compensation Committee believes that it is important that compensation be understood by the employees who receive it and by our company’s investors. See “–Discussion of Compensation Policies” below for additional discussion of the goals of our compensation programs. The Compensation Committee believes that our compensation programs, including the types of equity awards that we use, are effective forms of compensation and well understood. Taken as a whole, our compensation programs are intended to provide incentives to employees, at various levels of seniority and responsibility, to work to achieve revenue and earnings growth for WebMD in both the short-term and the long-term. The Compensation Committee believes that, in light of the specific forms of compensation that WebMD uses and the specific businesses in which WebMD is engaged, our compensation programs and practices are unlikely to cause our employees to take unnecessary or excessive risks to achieve that growth and that WebMD’s internal controls and compliance programs provide reasonable mitigation for the risks inherent in providing incentives for such growth.

Discussion of Compensation Policies.    The Compensation Committee’s guiding philosophy is to establish a compensation program that is:

•

Competitive with the market in order to help attract, motivate and retain highly qualified employees and executives. We seek to attract and retain talent by offering competitive base salaries, annual cash incentive opportunities, and the potential for long-term rewards through equity-based awards, such as stock options and restricted stock. Those awards have been primarily in the form of non-qualified options to purchase WebMD Common Stock. Our employees and executives are highly sought after by other companies because of WebMD’s leadership position in providing health and wellness content and tools through the Internet and mobile applications. In New York City, where our headquarters is located, competition is especially intense. Our writers and editors, our software developers and other technical personnel, our sales and marketing personnel, and our executives are recruited for positions at numerous other Internet and information technology companies, particularly those focused on health, wellness and related areas, with offers coming to them from our existing competitors and from other established companies as well as from venture capital backed companies and other start-ups.

•

Performance-based to link executive pay to company performance over the short term and long term and to facilitate shareholder value creation.    It is WebMD’s practice to provide compensation opportunities that are linked to our company’s performance and the individual’s performance. Achievement of short-term goals is rewarded through annual cash bonuses, while achievement of long-term objectives is encouraged through nonqualified stock option grants and restricted stock awards that are generally subject to vesting over a three or four year period. Through annual and long-term incentives, a major portion of the total potential compensation of WebMD’s executive officers (and other members of senior management) is placed at risk in order to motivate them to improve the performance of our businesses and to increase the value of our company. The compensation that employees receive from equity awards increases when the price of WebMD Common Stock increases, which rewards employees for increasing shareholder value. The vesting schedules applicable to these equity awards are intended to promote retention of employees during the vesting period. The equity compensation is offered in lieu of higher cash compensation in order to align the interests of our employees with the long-term interests of our stockholders. For 2016, the Compensation Committee has implemented the 2016 Bonus Program for WebMD’s executive officers, which relies primarily on pre-set financial goals and is intended to more closely tie their annual bonus compensation to WebMD’s performance, as described under “2016 Bonus Program” at the end of this Compensation Discussion and Analysis. The Compensation Committee expects to continue to implement, for future years, annual bonus programs that rely primarily on pre-set financial goals for determining the amounts of the bonuses for WebMD’s executive officers.

•

Designed to foster a long-term commitment by management.    The Compensation Committee believes that there is great value to our company in having a team of long-tenured, seasoned executives and managers. Our compensation practices are designed to foster a long-term commitment to WebMD by our management team.

Roles of Compensation Consultant and of Management. As discussed more fully in Item 10 under “Corporate Governance – Committees of the Board of Directors – Compensation Committee” above, the Compensation Committee had not retained an outside consultant to assist it in implementing the compensation policies described above or making specific decisions relating to executive compensation until late 2015, when it engaged the Arthur J. Gallagher & Co. (which we refer to as Gallagher) Human Resources & Compensation Consulting Practice to provide information, analysis and advice to assist the Compensation Committee in the performance of its duties. The decisions made by the Compensation Committee with respect to 2015 compensation described in this Compensation Discussion and Analysis were made before the engagement of Gallagher, except the decisions made in March 2016 regarding bonuses and Supplemental Bonus Contributions for 2015. Since its engagement, Gallagher has assisted the Compensation Committee by working with it to develop a peer group of other public companies for use in its analyses (described in the next section below), by preparing a report benchmarking WebMD’s executive compensation against such peer group and by assisting in the development of the 2016 Bonus Program for WebMD’s executive officers described at the end of this Compensation Discussion and Analysis. Going forward, the Compensation Committee expects to request information and advice from Gallagher when it deems appropriate in order to assist it in structuring and evaluating WebMD’s executive compensation programs and practices. However, the Compensation Committee’s decisions about executive compensation, including the specific types and amounts of compensation to be paid to Executive Officers, will continue to be its own and may reflect factors and considerations other than information and advice provided by Gallagher.

Prior to retaining Gallagher, the Compensation Committee did, from time to time, review general information regarding the compensation practices of other companies, including some that were likely to compete with WebMD for the services of our executives and employees, and that information was a factor used by the Committee in its decisions and in its general oversight of compensation practices at WebMD. However, the Compensation Committee did not use that information to generate specific compensation amounts or targets and did not seek to create an objective standard for WebMD compensation based on what other companies have done. Instead, in each compensation decision, the Compensation Committee exercised its business judgment regarding the appropriateness of types and amounts of compensation in light of the value to WebMD of specific individuals.

With respect to 2015 compensation, the Compensation Committee took into account recommendations made by the Chairman of the Board and the Chief Executive Officer with respect to determinations of the types and amounts of compensation to be paid to the other executive officers, and also discussed with them the types and amounts they believed would be appropriate to pay each of them in light of the amounts being recommended for, and paid to, the other WebMD executive officers. The key compensation decisions for 2015 for which the Chairman of the Board and the Chief Executive Officer provided input to the Compensation Committee relating to WebMD’s executive officers included the amounts of the annual bonuses for 2015 and the 2015 Supplemental Bonus Trust contributions and the equity grants made to executive officers in March 2015, as more fully described under “–Use of Specific Types of Compensation for 2015” below. In addition, the Chairman of the Board and the Chief Executive Officer have discussions, from time to time, with the Compensation Committee and the full Board of Directors regarding compensation policies generally, compensation planning and other compensation matters unrelated to specific compensation decisions and give their views on these matters to the members of the Compensation Committee and the full Board. The Compensation Committee seeks the input from the Chairman of the Board and the Chief Executive Officer because they believe that understanding management’s views regarding its own performance helps the Compensation Committee apply the compensation policies discussed earlier in this section to specific compensation decisions. However, all the decisions regarding the compensation paid to executive officers of WebMD for 2015 were made by the Compensation Committee.

Peer Group. As noted above, Gallagher’s engagement by the Compensation Committee has included working with the Committee to develop a peer group of other public companies for use in Gallagher’s analyses for the Committee. Gallagher recommended, and our Compensation Committee approved, the following peer company group (which we refer to as the Peer Group):

Name of Company	GICS Code	Industry Group
Advisory Board Co.	20202020	Research & Consulting Services
Angie’s List, Inc.	45101010	Internet Software & Services
athenahealth, Inc.	35103010	Healthcare Technology
Bankrate, Inc.	45101010	Internet Software & Services
Blucora, Inc.	45101010	Internet Software & Services
Constant Contact, Inc.	45101010	Internet Software & Services
CoStar Group Inc.	45101010	Internet Software & Services
DHI Group Inc.	45101010	Internet Software & Services
Everyday Health, Inc.	45101010	Internet Software & Services
E.W. Scripps Class A	25401020	Broadcasting
Healthways, Inc.	35102015	Healthcare Services
Media General, Inc.	25401020	Broadcasting
Meredith Corp.	24301040	Publishing
Monster Worldwide, Inc.	45101010	Internet Software & Services
Nexstar Broadcasting Group	25401020	Broadcasting
Pandora Media, Inc.	45101010	Internet Software & Services
Press Ganey Holdings, Inc.	35103010	Healthcare Technology
Yelp Inc.	45101010	Internet Software & Services
Zillow Group, Inc.	45101010	Internet Software & Services

The Peer Group is intended to include companies that have business models similar to WebMD’s and/or are likely to compete with WebMD for talent. Accordingly, the Peer Group consists primarily of companies that rely on advertising and sponsorship for revenue or that provide services to employers and health plans that are similar to WebMD’s private portal services. Some of those companies have the same GICS Code as WebMD (Internet

Software and Services), but that GICS Code also includes numerous Internet-related companies that have very different capabilities and sources of revenue than WebMD. Accordingly, the Peer Group also includes companies outside the Internet Software and Services industry group that publish or broadcast content and derive revenue primarily from advertisers and sponsors. Another reason to include these companies is that they are increasingly using the Internet to reach their audiences, even if their original business involved other media. The Peer Group was also intended to have median revenue and market capitalization that were reasonably close to WebMD’s revenue and market capitalization.

Our Compensation Committee reviewed information and analyses provided by Gallagher regarding the compensation practices of the Peer Group in connection with the Committee’s determination of annual bonuses for WebMD’s executive officers for 2015, but did not use that information and analyses to benchmark to any particular level.

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

•

Minimum Vesting Period for Full Value Awards.    The 2005 Plan provides that, for full value awards, the vesting period shall occur over at least a three-year period for awards with time-based vesting conditions and shall be at least one year for awards with performance-based vesting conditions, with limited exceptions.

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

•

Impact of a “Change of Control” on Equity Awards.    Under the 2005 Plan, vesting of equity awards on a “Change of Control” applies only to grants to our Non-Employee Directors, which our Board believes is consistent with good corporate governance. Under the provisions of the 2005 Plan, there is no effect on grants made to WebMD officers and other employees as a result of a “Change of Control.” Certain of our executive officers and other senior officers are parties to employment agreements or equity award agreements that contain specific provisions relating to a change of control. For additional information, see “– Compensation Following Termination of Employment or a Change of Control” and “Employment Agreements with Named Executive Officers” below

•

Anti-Hedging Policy.    Our existing policies relating to trading in WebMD securities by WebMD’s executive officers and other senior executives prohibit hedging transactions with respect to their holdings in WebMD securities.

Use of Specific Types of Compensation for 2015

Base Salary. The Compensation Committee reviews the base salaries of our executive officers from time to time and in connection with changes in position. In 2015, no changes were made to the salary of any of our executive officers and no such changes have been made in 2016 through the date of this Amendment. The Compensation Committee considers various factors when it contemplates an adjustment to base salary, including: the executive’s individual performance, scope of responsibility and changes in that scope (including as a result of promotions), tenure, prior experience and market practice. WebMD’s senior management considers similar factors in determining whether to make adjustments to salaries of other employees.

2015 Bonuses and Supplemental Bonus Plan Contributions. WebMD’s executive officers have the opportunity to earn annual cash bonuses. However, WebMD’s executive officers did not participate in a formal annual bonus plan for 2015, and the Compensation Committee did not set quantitative performance targets, in advance, for use in determining bonus amounts for executive officers for 2015. The Compensation Committee believed that, for WebMD in 2015, a flexible annual bonus process was a more appropriate one for motivating WebMD’s executive officers than setting quantitative targets in advance because it allowed the Compensation Committee to consider, in its bonus determinations, goals of any type discussed by the Board or the Compensation Committee with senior management at any point in the year, and such other factors as the Compensation Committee believed to be appropriate in evaluating senior management’s performance, including the status of business initiatives that may not have a significant effect on WebMD’s financial or operational performance until 2017 or later. After the end of 2015, the Compensation Committee determined annual bonus amounts for each of its executive officers based on its subjective assessment of how actual performance compared to the goals and other factors previously discussed by the Board or the Compensation Committee with the executive officers, as discussed more fully below. For 2016, the Compensation Committee has implemented the 2016 Bonus Program for WebMD’s executive officers, with pre-set financial goals that are intended to more closely tie annual bonus compensation to WebMD’s performance, as described under “2016 Bonus Program” at the end of this Compensation Discussion and Analysis. The Compensation Committee expects to continue to implement, for future years, annual bonus programs that rely primarily on pre-set financial goals for determining the amounts of the bonuses for WebMD’s executive officers.

While the Compensation Committee did not set quantitative performance targets in advance for 2015, it did take into consideration individual target bonus opportunities, as a percentage of base salary, for the Named Executive Officers. For each of Mr. Schlanger and Dr. Zatz, the target bonus opportunity was 150% of his annual salary. For Mr. Wygod, it was 147% of his annual salary. For Mr. Anevski, it was 100% of his annual salary. For each of Messrs. Glick and Wamsley, it was 43% of his annual salary. The higher the target percentage of an individual’s salary that the annual bonus opportunity represents, the greater the percentage of total annual cash compensation that is not guaranteed for that individual. Generally, the target percentage (and, accordingly, the percentage of annual compensation that is not guaranteed) increases with the level and scope of responsibility of the executive, as does salary. Based on its evaluation of performance during 2015, the Compensation Committee set the 2015 cash bonuses and 2015 Supplemental Bonus Plan contributions for 2015 (which we refer to as 2015 SBP Contributions) for the Named Executive Officers as set forth in the chart below in the last two columns on the right:

Named Executive Officer	Title	Annual Salary Rate	2015 Bonus Target	Bonus Total for 2015	2015 Cash Bonus	2015 SBP Contribution
David J. Schlanger	Chief Executive Officer	$525,000	$787,500	$700,000	$490,000	$210,000
Steven Zatz, M.D.	President	$500,000	$750,000	$700,000	$490,000	$210,000
Peter Anevski	Executive VP and CFO	$425,000	$425,000	$425,000	$297,500	$127,500
Michael B. Glick	Executive VP and Co-General Counsel	$350,000	$150,500	$225,000	$157,500	$67,500
Douglas W. Wamsley	Executive VP and Co-General Counsel	$350,000	$150,500	$225,000	$157,500	$67,500
Martin J. Wygod	Chairman of the Board	$490,000	$720,000	$600,000	$420,000	$180,000

The amounts in the column “Bonus Total for 2015” represent the sum of the last two columns on the right: “2015 Cash Bonus” (which, for each of the individuals, was 70% of the total bonus) and “2015 SBP Contribution” (which, for each of the individuals, was 30% of the total bonus). The portions of the total bonus allocated to Cash Bonus and to SBP Contribution were determined by the Compensation Committee. The amounts in the column labeled “2015 Cash Bonus” were paid to the listed executive officers in cash in March 2016. The amounts in the column labeled “2015 SBP Contribution” were contributed to a trust in March 2016. In March 2017, the trust will distribute to the respective Named Executive Officers the contributions made to it by WebMD on their behalf, together with actual net interest earned on the contributed amounts; provided, however, that in order to receive such payment, the individual must continue to be employed by WebMD on March 1, 2017, unless his separation from employment occurs as a result of death or disability or if he is terminated without cause or resigns for good reason following a change of control of WebMD. For background information regarding the Supplemental Bonus Plan and its implementation in recent years, see “Background Information Regarding the Supplemental Bonus Plan (SBP)” below.

In determining the amounts of the annual cash bonuses and SBP Contributions for 2015 for the Named Executive Officers:

•

The Compensation Committee viewed the year-over-year growth of 9.6% in WebMD’s revenue and of 21.8% in WebMD’s Adjusted EBITDA, with net income increasing to $64.0 million or $1.48 per diluted share (compared to $42.1 million or $1.00 per diluted share in the prior year), as representing excellent performance. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” in Item 7 of this Annual Report. Adjusted EBITDA is a non-GAAP financial measure and should be viewed as supplemental to, and not as an alternative for, “net income” calculated in accordance with GAAP. Please see the “Explanation of Non-GAAP Financial Information” filed as Exhibit 99.1 to this Annual Report for additional background information regarding our use of Adjusted EBITDA. Exhibit 99.1 is incorporated into this Item 11 by reference.

•

The Compensation Committee viewed the continued improvement in monetization of WebMD’s mobile traffic as an important accomplishment in 2015, with the portion of WebMD’s advertising and sponsorship revenue delivered on a mobile device growing to approximately $189 million, or 38% of our total advertising and sponsorship revenue, from approximately $156 million in 2014 (which was 34% of our total advertising and sponsorship revenue in that year). For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Background Information on Certain Trends and Developments Affecting Our Business – Efforts to Increase Advertising and Sponsorship Revenue from Mobile” in Item 7 of this Annual Report.

•

The Compensation Committee viewed the year-over-year growth in traffic to The WebMD Health Network in 2015, including 13% growth in average unique users per month and 15% growth in aggregate page views, as representing good performance. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations Introduction – Background Information on Certain Trends and Developments Affecting Our Business – Traffic Trends” in Item 7 of this Annual Report.

•

The Compensation Committee also considered other achievements in 2015, including: site modernization efforts and launches of new and updated products and services for our public portals, including the launch of Medscape Consult, and improvements in the monetization of Medscape’s content offerings for physicians outside the United States.

Based on those views and other factors that the Compensation Committee determined to be relevant, the Compensation Committee set the 2015 cash bonuses and the 2015 SBP Contributions for the Named Executive Officers as reflected in the table above. The sum of the 2015 cash bonuses and the 2015 SBP Contributions were intended by the Compensation Committee to be near the bonus targets for each of the individuals. Variances from the targets did not relate to differences in individual performance, but instead reflected the Compensation Committee’s decision to use its discretion to approve a somewhat higher amount than target for Messrs. Glick and Wamsley, the individuals with the lowest bonus targets, and a somewhat lower amount than target for Mr. Schlanger, Dr. Zatz and Mr. Wygod, the individuals with the highest bonus targets.

Bonuses and Supplemental Bonus Plan Contributions – Comparison to 2014.    For 2014, the cash bonuses and SBP Contributions listed in the first two columns below were approved by the Compensation Committee in February 2015:

Named Executive Officer	2014 Cash Bonus	2014 SBP Contribution	Bonus Total for 2014	Bonus Total for 2015
David J. Schlanger	$437,500	$187,500	$625,000	$700,000
Steven Zatz, M.D.	$437,500	$187,500	$625,000	$700,000
Peter Anevski	$297,500	$127,500	$425,000	$425,000
Michael B. Glick	$140,000	$60,000	$200,000	$225,000
Douglas W. Wamsley	$140,000	$60,000	$200,000	$225,000
Martin J. Wygod	$350,000	$150,000	$500,000	$600,000

The amounts in the column labeled “2014 Cash Bonus” were paid to the listed executive officers in cash in March 2015 and represented 70% of the bonus total for 2014. The amounts in the column labeled “2014 SBP Contribution” were contributed to a trust in March 2015 and represented 30% of the bonus total for 2014. In March 2016, the trust distributed to the respective executives the contributions made to it by WebMD on their behalf, together with actual net interest earned on the contributed amounts.

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

The Compensation Committee does not make equity grants to our executive officers on an annual or other pre-determined basis. In determining whether and when to make equity grants, the Compensation Committee considers the history of prior grants made to individual executive officers, their vesting status and the retention value of those grants. In addition, the Compensation Committee considers factors similar to those it considers in its decisions relating to cash compensation, as described above, including factors relating to individual and company performance. Finally, the Compensation Committee typically makes larger grants to the executive officers it believes have the greatest potential to affect the value of our company and improve results for stockholders. Because significant grants had been made to the Named Executive Officers in 2013 (particularly in connection with the promotions of Mr. Schlanger to Chief Executive Officer, of Dr. Zatz to President and of Mr. Anevski to Chief Financial Officer), no grants of options or restricted stock were made to our Named Executive Officers in 2014. The Compensation Committee approved the following grants of shares of WebMD Restricted Stock and options to purchase WebMD Common Stock to our Named Executive Officers on March 25, 2015:

Named Executive Officer	Title	Number of Shares of WebMD Restricted Stock	Number of Shares of WebMD Common Stock Underlying Option Grant
David J. Schlanger	Chief Executive Officer	40,000	80,000
Steven Zatz, M.D.	President	40,000	80,000
Peter Anevski	Executive Vice President and Chief Financial Officer	40,000	80,000
Michael B. Glick	Executive Vice President and Co-General Counsel	16,000	42,500
Douglas W. Wamsley	Executive Vice President and Co-General Counsel	16,000	42,500
Martin J. Wygod	Chairman of the Board	60,000	—

The shares of WebMD Restricted Stock and the options were granted under the 2005 Plan. The options were granted with an exercise price of $42.99 per share, the closing price of WebMD Common Stock on March 25, 2015, the date of grant. The options are scheduled to expire on the tenth anniversary of the date of grant. For the grants of both the WebMD Restricted Stock and the options, one-half of the amount granted is scheduled to vest on each of the second and third anniversaries of the date of grant. Other terms applicable to the grants are described under “Employment Agreements with Named Executive Officers” below and information regarding those grants is also provided in the “Summary Compensation Table” and the table titled “Grants of Plan-Based Awards in 2015” below, and the related notes and commentary that accompany those tables. As of the date of the filing of this Amendment, no grants of WebMD Restricted Stock or options to purchase WebMD Common Stock had been granted to any of our executive officers since the March 25, 2015 grants.

Application of Compensation Policies to Individual Named Executive Officers. Differences in compensation among our Named Executive Officers result from a number of factors and may vary from year to year. The key factors that may create differences in compensation are differences in:

•	the position and level of responsibility of the individual Named Executive Officers and changes in position or level of responsibility;

•	our need to induce specific individuals to join WebMD at the time of their initial hiring; and

•	our need to motivate and retain specific individuals at other specific points in time.

In general, larger equity grants are made to our most senior executive officers because they have the greatest potential to affect the value of our company and to improve results for stockholders. Similarly, a greater portion of their total cash compensation is likely to come from their annual bonus. The individualized determinations with respect to the Named Executive Officers for 2015 were in connection with the grants of options and shares of WebMD Restricted Stock in March 2015, as described under “–Grants of Equity Compensation” above and the bonus determination process for 2015, as described in “–2015 Bonuses and Supplemental Bonus Plan Contributions” above.

Benefits and Perquisites.    The limited perquisites (or “perks”) received by our Named Executive Officers in 2015 are described in the footnotes to the Summary Compensation Table. Our executive officers are generally eligible to participate in our benefit plans on the same basis as our other employees, including matching contributions to the 401(k) Plan and company-paid group term life insurance, the cost of which is listed in those footnotes to the Summary Compensation Table. For the past several years, we have maintained a sliding scale for the cost of employee premiums for our health plan, under which employees with higher salaries pay a higher premium amount. Our executive officers (as part of a larger group of employees generally having a title of “Vice President” or higher or a salary of $180,000 or more) receive company-paid supplemental disability insurance, the cost of which is listed in the footnotes to the Summary Compensation Table.

Background Information Regarding the Supplemental Bonus Plan (SBP).    As described above, SBP Contributions are cash amounts contributed by WebMD for the Named Executive Officers (and certain other WebMD employees) to a trust (the Supplemental Bonus Trust), which distributes such amounts, with actual interest earned, if the employee remains employed through a specified date. The purpose of the SBP is to create additional retention incentives for our executive officers and other key employees in connection with our annual bonus process. The Compensation Committee will determine, in its discretion, whether to use the SBP in future years and, if so, which individuals will receive a portion of their bonus in the form of SBP Contributions, the specific portion and the applicable date or dates for release from the Supplemental Bonus Trust.

Contributions were made by WebMD to the Supplemental Bonus Trust in connection with the annual bonus processes for 2012 through 2015, as follows:

•

2015 SBP Contributions.    In March 2016, the Compensation Committee approved the contribution, made in March 2016, to the Supplemental Bonus Trust of SBP Contributions for 2015 (which we refer to as the 2015 SBP Contributions), including: a $210,000 contribution for Mr. Schlanger; a $210,000 contribution for Dr. Zatz; a $127,500 contribution for Mr. Anevski; a $67,500 contribution for Mr. Glick; a $67,500 contribution for Mr. Wamsley; and a $180,000 contribution for Mr. Wygod. For these executive officers, the 2015 SBP Contributions represented 30% of their total bonuses for 2015. In order to receive the applicable payment from the Supplemental Bonus Trust for the 2015 SBP Awards, these executive officers (and certain other senior executives who are SBP participants) are required to be employed by WebMD on March 1, 2017, subject to limited exceptions for death, disability, or certain terminations of employment in connection with a Change of Control of WebMD (as defined in the 2005 Plan), a sale of a subsidiary or division or, in the discretion of the governing committee, certain other reductions in force or position eliminations or as specifically provided in each individual’s employment agreement. The Supplemental Bonus Trust will distribute the 2015 SBP Contributions, together with actual net interest earned on the respective amounts, to the eligible executive officer SBP participants (and certain other eligible senior executive SBP Participants) as promptly as practicable following March 1, 2017, while the distribution to other eligible participants will be made as promptly as practicable following September 1, 2016.

•

2014 SBP Contributions and Related Distributions in March 2016.    In February 2015, the Compensation Committee approved the contribution, made in March 2015, to the Supplemental Bonus Trust of SBP Contributions for 2014 (which we refer to as the 2014 SBP Contributions), including: a $187,500 contribution for Mr. Schlanger; a $187,500 contribution for Dr. Zatz; a $127,500 contribution for Mr. Anevski; a $60,000 contribution for Mr. Glick; a $60,000 contribution for Mr. Wamsley; and a $150,000 contribution for Mr. Wygod. For these executive officers, the 2014 SBP Contributions represented 30% of their total bonuses for 2014. The Supplemental Bonus Trust distributed the 2014 SBP Contributions, together with actual net interest earned on the respective amounts, to the Named Executive Officers and to other eligible SBP participants in March 2016.

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

Any SBP Contributions that are forfeited for failure to meet the employment condition by an SBP participant are shared by the remaining SBP participants for that year, other than SBP participants who are executive officers at the time of the distribution; provided, however, that: (a) with respect to 2014 SBP Contributions, only the Chief Executive Officer and the Chairman of the Board were not eligible to receive any portion of such forfeitures; and (b) with respect to 2015 SBP Contributions, all executive officers and certain other senior management employees are not eligible to receive any portion of such forfeitures.

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

The amount and nature of these benefits vary by individual, with the most senior of executive officers typically receiving more of these benefits and receiving them for longer periods. These benefits also vary depending on the reason for the termination and whether the termination follows a Change of Control (as more fully described under “– Employment Agreement Provisions Regarding Change of Control Benefits” below). See “Employment Agreements with Named Executive Officers” below for a description of the specific provisions that apply to specific Named Executive Officers and “Potential Payments and Other Benefits Upon Termination of Employment or a Change of Control” below for a sample calculation, based on applicable SEC rules, of the amounts that would have been payable if termination for specified reasons had occurred on December 31, 2015. No such post-termination benefits apply if a Named Executive Officer is terminated for cause. The Compensation Committee believes that the protections provided to executive officers by the types of employment agreement provisions described above are appropriate for the attraction and retention of qualified and talented executives and consistent with good corporate governance.

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

In the negotiations with those Named Executive Officers regarding their employment agreements, the Compensation Committee recognized that, for those individuals, a change of control is likely to result in a fundamental change in the nature of their responsibilities. Accordingly, under their employment agreements, the Compensation Committee approved the specific Named Executive Officers having, following a change of control, the rights described above. The Compensation Committee believed that the rights provided were likely to be viewed as appropriate by a potential acquiror in the case of those specific individuals. In addition, the Compensation Committee sought to balance the rights given to the Named Executive Officers with certain requirements to remain employed for a transition period or to provide transitional services in types and amounts likely to be viewed as reasonable by a potential acquiror. However, in making grants of options and WebMD Restricted Stock to Mr. Schlanger and Dr. Zatz in March 2015, the Compensation Committee determined that they would be entitled to acceleration of vesting and continued exercisability of those options and acceleration of vesting of those shares of WebMD Restricted Stock only if a termination by WebMD without Cause or by the executive for Good Reason follows a Change of Control.

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

Deductibility of Compensation.    Section 162(m) of the Internal Revenue Code generally limits the ability of a publicly held corporation to deduct compensation in excess of $1 million per year paid to certain executive officers. It is the policy of the Compensation Committee to structure, where practicable, compensation paid to its executive officers so that it will be deductible under Section 162(m) of the Code. Accordingly, WebMD’s equity plans under which awards are made to officers and directors are generally designed with the intent that compensation attributable to stock options granted will be tax deductible by WebMD. However, cash bonuses for WebMD’s executive officers and grants of restricted stock do not qualify as performance-based within the meaning of Section 162(m) and, therefore, are subject to its limits on deductibility. In determining that the compensation of WebMD’s executive officers for 2015 was appropriate under the circumstances and in the best interests of WebMD and its stockholders, the Compensation Committee considered the amount of net operating loss carryforwards available to WebMD to offset income for Federal income tax purposes. See Note 11 to the Consolidated Financial Statements included in this Annual Report.

Consideration of the Advisory Vote on Executive Compensation at the 2015 Annual Meeting of Stockholders.    At our 2015 Annual Meeting of Stockholders, the ballot included an advisory vote on executive compensation, commonly known as “Say-on-Pay.” Approximately 61% of the votes cast were “FOR” the compensation of the executive officers as disclosed in the “Executive Compensation” section of the proxy statement for the 2015 Annual Meeting. Although “Say-on-Pay” votes are not binding, the Compensation Committee took this result, and input from stockholders (as described below) into consideration in connection with its implementation of our executive compensation program since the 2015 Annual Meeting and intends to continue to consider the outcome of annual advisory votes and related input from stockholders when making future executive compensation decisions.

WebMD has sought and received input from its stockholders regarding WebMD’s compensation practices as part of the process of soliciting proxies for our past several Annual Meetings of Stockholders, including the 2015 Annual Meeting of Stockholders. In each of the past three years, we have reached out to those we believed held 0.5% or more of our Common Stock (which, in the aggregate, generally represented at least 50% of our outstanding Common Stock) and spoke to all holders who indicated a willingness to provide their views. We also have regular contact with our stockholders at other points in the year, including at investor conferences and in meetings and telephone calls, at which we address areas of interest to them, including corporate governance and executive compensation, and seek their views on those and other matters. The Compensation Committee took such input from stockholders into account in its decisions in recent years, including in:

•

determining not to make any grants of options or restricted stock to executive officers in 2014 and determining the size of grants of options and restricted stock made to executive officers in 2015 and the fact the initial vesting would be on the second anniversary of the date of grant;

•

determining that the grants made to executive officers in 2015 have a “double-trigger” change of control provision (other than in the case of Mr. Wygod, whose existing agreement continued to apply to the grant of restricted stock made to him in 2015);

•

making a commitment that none of the 1,700,000 shares added to the 2005 Plan at the 2015 Annual Meeting will be available for grants to members of WebMD’s Board of Directors or to WebMD’s executive officers, except in the case of a new hire who joins WebMD as an executive officer;

•

implementing a new annual cash bonus plan structure applicable to WebMD’s executive officers for the 2016 fiscal year, which relies primarily on pre-set financial targets as the primary basis for determining bonuses to be paid in early 2017, as more fully described under “2016 Bonus Program” below, and which reflects an overall pay-for-performance approach that the Compensation Committee expects to continue to use in future years for annual bonus programs for executive officers; and

•

retaining an independent compensation consultant to assist in implementing the new bonus plan structure and other matters relating to the compensation of WebMD’s executive officers, as more fully described in Item 10 under “Corporate Governance – Committees of the Board of Directors – Compensation Committee” above.

2016 Bonus Program. For 2016, the Compensation Committee has implemented a bonus program (which we refer to as the 2016 Bonus Program) for WebMD’s executive officers that relies primarily on pre-set financial goals for determining the amount of their bonuses for 2016, which will be determined and paid in early 2017. The maximum such bonus under the 2016 Bonus Program for each executive officer will be the following percentages of their salary: 150% for Mr. Schlanger and Dr. Zatz; 100% for Mr. Anevski; 70% for Messrs. Glick and Wamsley; and 147% for Mr. Wygod. Up to 40% (or 35% in the case of Mr. Wygod) of each executive officer’s total potential bonus for 2016 will be payable based on the extent to which revenue for 2016 exceeds a specified minimum goal. Up to 30% (or 25% in the case of Mr. Wygod) of the total potential bonus will be payable based on the extent to which Adjusted EBITDA for 2016 exceeds a specified minimum goal. In addition, if both of those minimum targets are met, the remaining 30% of the total potential bonus (or 40% in the case of Mr. Wygod) will be eligible for payment, but will be subject to reduction by the Compensation Committee to the extent that certain operational and individual performance goals for 2016 have not been met, as determined by the Compensation Committee in its discretion.

The Compensation Committee expects to continue to implement, for future years, annual bonus programs that rely primarily on pre-set financial goals for determining the amounts of the bonuses for WebMD’s executive officers.

Executive Compensation Tables

This section provides information, in tabular formats specified in applicable SEC rules, regarding the amounts of compensation paid to our Named Executive Officers and related information. See “Compensation Discussion and Analysis – Introduction” above for an explanation regarding the determination, under applicable SEC rules, of who is a “Named Executive Officer” of WebMD for 2015. The tables included are:

•	the Summary Compensation Table, which presents information regarding the total compensation of each of our Named Executive Officers and the types and values of the components; and

•

three tables providing additional information regarding our equity compensation, entitled: Grants of Plan-Based Awards in 2015; Outstanding Equity Awards at End of 2015; and Option Exercises and Stock Vested in 2015.

As permitted by the SEC rules relating to the executive compensation tables, the following tables reflect only the types of compensation paid to our Named Executive Officers. For example, since our only retirement plan is a 401(k) plan, we do not include tables applicable to other types of retirement plans.

Descriptions of the material terms of each Named Executive Officer’s employment agreement and related information is provided under “Employment Agreements with Named Executive Officers” below. The agreements provide the general framework and some of the specific terms for the compensation of the Named Executive Officers. Approval of the Compensation Committee is required prior to WebMD entering into employment agreements with its executive officers or amendments to those agreements. However, many of the decisions relating to compensation for a specific year made by the Compensation Committee are implemented without changes to the general terms of employment set forth in those agreements. For a discussion of the decisions made by the Compensation Committee relating to 2015 compensation, see “Compensation Discussion and Analysis” above.

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

(a)	(b)	(c)	(d)		(e)	(f)	(g)		(h)
Name and Principal Position	Year	Salary($)	Bonus($)(1)		Stock Awards ($)(2)	Option Awards ($)(2)	All Other Compensation ($)		Total ($)
David J. Schlanger	2015	525,000	655,331	(3)	1,719,600	1,378,880	26,993	(4)	4,305,804
Chief Executive Officer	2014	525,000	617,518	(3)	—	—	24,950	(4)	1,167,468
	2013	438,635	419,700	(3)	2,508,200	4,594,600	23,078	(4)	7,984,213

Peter Anevski	2015	425,000	445,427	(5)	1,719,600	1,378,880	21,980	(6)	3,990,887
Executive Vice President and Chief Financial Officer	2014	425,000	457,516	(5)	—	—	20,780	(6)	903,296
	2013	382,538	407,100	(5)	1,718,300	2,640,098	19,881	(6)	5,167,917

Michael B. Glick	2015	350,000	227,113	(7)	687,840	732,530	19,405	(8)	2,016,888
Executive Vice President and Co-General Counsel	2014	350,000	300,016	(7)	—	—	19,229	(8)	669,245

Douglas W. Wamsley	2015	350,000	227,113	(9)	687,840	732,530	6,041	(10)	2,003,524
Executive Vice President and Co-General Counsel	2014	350,000	300,016	(9)	—	—	6,015	(10)	656,031

Martin J. Wygod	2015	490,000	590,031	(11)	2,579,400	—	13,998	(12)	3,673,429
Chairman of the Board	2014	490,000	742,040	(11)	—	—	16,832	(12)	1,248,872
	2013	490,000	430,000	(11)	4,028,000	824,820	18,241	(12)	5,791,061

Steven Zatz, M.D.	2015	500,000	646,629	(13)	1,719,600	1,378,880	24,995	(14)	4,270,104
President	2014	500,000	658,523	(13)	—	—	24,845	(14)	1,183,368
	2013	453,846	413,400	(13)	2,119,200	4,152,900	24,695	(14)	7,164,041

(1)	The amounts reported in Column (d) include, to the extent applicable to the individual Named Executive Officers, with respect to the years listed: annual cash bonuses for that year (which were paid in February or March of the following year); and amounts released from the Supplemental Bonus Trust during that year based on contributions made in March of the prior year, with respect to the bonus process for the fiscal year prior to that contribution. For additional information, see “– Background Information Regarding the Summary Compensation Table – Bonuses” below and “Compensation Discussion and Analysis – Background Information Regarding the Supplemental Bonus Plan (SBP)” above. Where amounts listed for an individual in a specific year include anything other than just the annual cash bonus for that year, we have included the breakdown in the applicable footnote to this table below.

(2)	The amounts reported in Columns (e) and (f) above reflect the grant date fair value, in the year of grant, for the WebMD Restricted Stock and options to purchase WebMD Common Stock awarded, if any, to the respective Named Executive Officers, computed in accordance with FASB ASC Topic 718. See Note 8 (Stock-Based Compensation) to the Consolidated Financial Statements included in this Annual Report for an explanation of the methodology and assumptions used in determining the fair value of these awards. The actual amounts, if any, ultimately realized by our Named Executive Officers from these grants depend on the price of WebMD Common Stock at the time of vesting of restricted stock or at the time of exercise of vested stock options, as the case may be.

(3)	For 2015, consists of: (a) an annual bonus for 2015 of $490,000; and (b) a Supplemental Bonus Plan distribution of $165,331, released in March 2015 based on a contribution to the Plan made in connection with his 2013 bonus. For 2014, consists of: (a) an annual bonus for 2014 of $437,500; and (b) a Supplemental Bonus Plan distribution of $180,018, released in March 2014 based on a contribution to the Plan made in connection with his 2012 bonus. For 2013, reflects only the annual cash bonus for 2013; no Supplemental Bonus Plan distribution occurred in 2013 because no contribution was made to the Supplemental Bonus Trust in connection with the 2011 annual bonus process.

(4)

For 2015, consists of: (a) $2,322 for company-paid group term life insurance; (b) $4,721 for company-paid supplemental disability; (c) an automobile allowance of $12,000; and (d) $7,950 in company matching contributions under the 401(k) Plan. For 2014, consists of: (a) $2,322 for company-paid group term life insurance; (b) $4,128 for company-paid supplemental disability insurance; (c) an automobile allowance of $12,000; and (d) $6,500 in company matching contributions under the 401(k) Plan. For 2013, consists of: (a) $1,242 for company-paid group term life insurance; (b) $3,461 for company-paid supplemental disability insurance; (c) an automobile allowance of $12,000; and (d) $6,375 in company matching contributions under the 401(k) Plan.

(5)	For 2015, consists of: (a) an annual bonus for 2015 of $297,500; and (b) a Supplemental Bonus Plan distribution of $147,927, released in March 2015 based on a contribution to the Plan made in connection with his 2013 bonus. For 2014, consists of: (a) an annual bonus for 2014 of $297,500; and (b) a Supplemental Bonus Plan distribution of $160,016, released in March 2014 based on a contribution to the Plan made in connection with his 2012 bonus. For 2013, reflects only the annual cash bonus for 2013; no Supplemental Bonus Plan distribution occurred in 2013 because no contribution was made to the Supplemental Bonus Trust in connection with the 2011 annual bonus process.

(6)	For 2015, consists of: (a) $810 for company-paid group term life insurance; (b) $2,820 for company-paid supplemental disability; (c) an automobile allowance of $10,400; and (d) $7,950 in company matching contributions under the 401(k) Plan. For 2014, consists of: (a) $810 for company-paid group term life insurance; (b) $1,770 for company-paid supplemental disability insurance; (c) an automobile allowance of $10,400; and (d) $7,800 in company matching contributions under the 401(k) Plan. For 2013, consists of: (a) $810 for company-paid group term life insurance; (b) $1,021 for company-paid supplemental disability insurance; (c) an automobile allowance of $10,400; and (d) $7,650 in company matching contributions under the 401(k) Plan.

(7)	For 2015, consists of: (a) an annual bonus for 2015 of $157,500; and (b) a Supplemental Bonus Plan distribution of $69,613, released in March 2015 based on a contribution to the Plan made in connection with his 2013 bonus. For 2014, consists of: (a) an annual bonus for 2014 of $140,000; and (b) a Supplemental Bonus Plan distribution of $160,016, released in March 2014 based on a contribution to the Plan made in connection with his 2012 bonus.

(8)	For 2015, consists of: (a) $2,322 for company-paid group term life insurance; (b) $3,933 for company-paid supplemental disability; (c) an automobile allowance of $5,200; and (d) $7,950 in company matching contributions under the 401(k) Plan. For 2014, consists of: (a) $2,322 for company-paid group term life insurance; (b) $3,907 for company-paid supplemental disability insurance; (c) an automobile allowance of $5,200; and (d) $7,800 in company matching contributions under the 401(k) Plan.

(9)	For 2015, consists of: (a) an annual bonus for 2015 of $157,500; and (b) a Supplemental Bonus Plan distribution of $69,613, released in March 2015 based on a contribution to the Plan made in connection with his 2013 bonus. For 2014, consists of: (a) an annual bonus for 2014 of $140,000; and (b) a Supplemental Bonus Plan distribution of $160,016, released in March 2014 based on a contribution to the Plan made in connection with his 2012 bonus.

(10)	For 2015, consists of: (a) $2,322 for company-paid group term life insurance; and (b) $3,719 for company-paid supplemental disability. For 2014, consists of: (a) $2,322 for company-paid group term life insurance; and (b) $3,693 for company-paid supplemental disability insurance.

(11)	For 2015, consists of: (a) an annual bonus for 2015 of $420,000; and (b) a Supplemental Bonus Plan distribution of $170,031, released in March 2015 based on a contribution to the Plan made in connection with his 2013 bonus. For 2014, consists of: (a) an annual bonus for 2014 of $350,000; and (b) a Supplemental Bonus Plan distribution of $392,040, released in March 2014 based on a contribution to the Plan made in connection with his 2012 bonus. For 2013, reflects only the annual cash bonus for 2013; no Supplemental Bonus Plan distribution occurred in 2013 because no contribution was made to the Supplemental Bonus Trust in connection with the 2011 annual bonus process.

(12)	For 2015, consists of: (a) $9,461 for company-paid group term life insurance; and (b) $4,537 for company-paid supplemental disability. For 2014, consists of: (a) $5,707 for company-paid supplemental disability insurance; and (b) $11,125 for company-paid group term life insurance. For 2013, consists of: (a) $7,116 for company-paid supplemental disability insurance; and (b) $11,125 for company-paid group term life insurance.

(13)	For 2015, consists of: (a) an annual bonus for 2015 of $490,000; and (b) a Supplemental Bonus Plan distribution of $156,629, released in March 2015 based on a contribution to the Plan made in connection with his 2013 bonus. For 2014, consists of: (a) an annual bonus for 2014 of $437,500; and (b) a Supplemental Bonus Plan distribution of $221,023, released in March 2014 based on a contribution to the Plan made in connection with his 2012 bonus. For 2013, reflects only the annual cash bonus for 2013; no Supplemental Bonus Plan distribution occurred in 2013 because no contribution was made to the Supplemental Bonus Trust in connection with the 2011 annual bonus process.

(14)	For 2015, consists of: (a) $2,322 for company-paid group term life insurance; (b) $2,723 for company-paid supplemental disability; (c) an automobile allowance of $12,000; and (d) $7,950 in company matching contributions under the 401(k) Plan. For 2014, consists of: (a) $2,322 for company-paid group term life insurance; (b) $2,723 for company-paid supplemental disability insurance; (c) $7,800 in company matching contributions under the 401(k) Plan; and (d) an automobile allowance of $12,000. For 2013, consists of: (a) $2,322 for company-paid group term life insurance; (b) $2,723 for company-paid supplemental disability insurance; (c) $7,650 in company matching contributions under the 401(k) Plan; and (d) an automobile allowance of $12,000.

Background Information Regarding the Summary Compensation Table

General.    The Summary Compensation Table above quantifies the amount or value of the different forms of compensation earned by or awarded to our Named Executive Officers by WebMD and provides a dollar amount for total compensation for each year covered. As contemplated by applicable SEC rules, the Summary Compensation Table does not include information for 2013 for Messrs. Glick and Wamsley, the individuals who were not Named Executive Officers for that year.

Bonuses.    As described in “Compensation Discussion and Analysis – Use of Specific Types of Compensation for 2015 – 2015 Bonuses and Supplemental Bonus Contributions” above, WebMD has paid annual cash bonuses to its executive officers, the amounts of which were determined by the Compensation Committee in its discretion. From time to time, WebMD has paid additional or special bonuses to provide recognition for specific accomplishments or at the time of a promotion, if determined by the Compensation Committee to be appropriate and in amounts determined by the Compensation Committee in its discretion. No such additional or special bonuses were paid to any of the Named Executive Officers for any of the years covered in the Summary Compensation Table.

Supplemental Bonus Plan (SBP) contributions are cash amounts contributed by WebMD for specified Named Executive Officers (and certain other WebMD employees) to a trust (the Supplemental Bonus Trust), which distributes such amounts, with actual interest earned, the following year if the employee remains employed through a specified date. For example, amounts contributed in March 2016 (in connection with 2015 bonuses) will be distributed in March 2017 in accordance with the terms of the SBP. Because those amounts will be forfeitable until March 1, 2017, they would be reflected in future Summary Compensation Tables as compensation in 2017 if the recipient is a Named Executive Officer for that year. In Column (d) of the Summary Compensation Table above:

•	SBP distributions based on SBP contributions made in March 2014 (approved in connection with 2013 bonuses) are included in amounts for 2015 since they ceased to be forfeitable on March 1, 2015; and

•	SBP distributions based on SBP contributions made in March 2013 (approved in connection with 2012 bonuses) are included in amounts for 2014 since they ceased to be forfeitable on March 1, 2014.

The footnotes to the Summary Compensation Table identify the amounts of those SBP distributions in March 2014 and March 2015 for individual Named Executive Officers included in Column (d). No SBP contributions were made in 2012, so the annual bonuses for 2011 represented all amounts approved with respect to that year and, accordingly, no SBP distributions were made in March 2013. The SBP contributions made in March 2015 (in connection with 2014 bonuses) were distributed in March 2016 and would be reflected in future Summary Compensation Tables as compensation in 2016 if the recipient is a Named Executive Officer for that year. For additional information, see “Compensation Discussion and Analysis – Background Information Regarding the Supplemental Bonus Plan (SBP)” above.

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

Stock Options and Restricted Stock.    Under applicable SEC rules, the Summary Compensation Table reflects the full amount of the grant date fair value of option grants and restricted stock grants in the year in which the grant is made and no amount of compensation in any other year, regardless of the vesting schedule of the grant. As a result, the compensation of our executive officers reported in the Summary Compensation Table may vary greatly from year to year, depending on which years grants were made to specific WebMD executive officers and the size of the grants made. In addition, grants made to an executive officer at the time he or she joins WebMD or at the time he or she is first promoted to an executive officer position may be larger than grants made in that year to existing executive officers with comparable responsibilities and may not be indicative of the compensation for such individual in future years. The Compensation Committee considers the vesting schedule of grants made under equity compensation plans to be an important term of such grants and believes that it is appropriate, in its consideration of the timing and amount of specific grants it approves, to view the value of such grants to be deemed distributed over the period of vesting, rather than assigned solely to the year of grant.

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

Grants of Plan-Based Awards in 2015

Table.    The following table presents information regarding the equity incentive awards granted by WebMD to our Named Executive Officers during 2015. The material terms of each grant are described under “–Additional Information Regarding Awards” below.

(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Approval Date	Grant Date	All Stock Awards: Number of Shares of Stock (#)	All Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
David J. Schlanger	3/25/15	3/25/15	40,000	80,000	42.99	3,098,480
Peter Anevski	3/25/15	3/25/15	40,000	80,000	42.99	3,098,480
Michael B. Glick	3/25/15	3/25/15	16,000	42,500	42.99	1,420,370
Douglas W. Wamsley	3/25/15	3/25/15	16,000	42,500	42.99	1,420,370
Martin J. Wygod	3/25/15	3/25/15	60,000	—	—	2,579,400
Steven Zatz, M.D.	3/25/15	3/25/15	40,000	80,000	42.99	3,098,480

(1)	The amounts reported in this column have been calculated in accordance with FASB ASC Topic 718 and reflect the fair value of each equity award based on the grant date fair market value of WebMD Common Stock. See Note 8 (Stock-Based Compensation) to the Consolidated Financial Statements included in this Annual Report for an explanation of the methodology and assumptions used in determining the fair value of these awards. The actual amounts, if any, ultimately realized by our Named Executive Officers from these grants depend on the price of our Common Stock at the time of vesting of restricted stock or at the time of exercise of vested stock options, as the case may be.

Additional Information Regarding Awards.    Each option to purchase WebMD Common Stock granted to a Named Executive Officer in 2015 was granted under the 2005 Plan. All option grants to Named Executive Officers were made with a per-share exercise price equal to the fair market value of a share of WebMD Common Stock on the grant date. For these purposes, and in accordance with the terms of the 2005 Plan and WebMD’s option grant practices, the fair market value is equal to the closing price of a share of WebMD Common Stock on the Nasdaq Global Select Market on the grant date. See “Outstanding Equity Awards at End of 2015” below for information regarding the vesting schedule for the grants. Each such stock option granted to our Named Executive Officers in 2015 has a term of 10 years. For information regarding the effect on the vesting and exercisability of these stock options as a result of the death, disability or termination of employment of a Named Executive Officer or a change of control of WebMD, see “Potential Payments and Other Benefits Upon Termination of Employment or a Change of Control” and “Employment Agreements with Named Executive Officers” below. If a Named Executive Officer’s employment were terminated for cause, outstanding stock options (whether vested or unvested) would immediately terminate.

Each share of WebMD Restricted Stock granted to a Named Executive Officer in 2015 was granted under the 2005 Plan. Grants of shares of WebMD Restricted Stock are subject to certain restrictions, including restrictions on transferability, until they vest. See “Outstanding Equity Awards at End of 2015” below for information regarding the vesting schedule for the grants. For information regarding the effect on the vesting of these shares of WebMD Restricted Stock as a result of the death, disability or termination of employment of a Named Executive Officer or a change of control of WebMD, see “Potential Payments and Other Benefits Upon Termination of Employment or a Change of Control” and “Employment Agreements with Named Executive Officers” below. If a Named Executive Officer’s employment were terminated for cause, unvested shares of WebMD Restricted Stock would be forfeited. Prior to vesting, holders of shares of WebMD Restricted Stock have voting power with respect to those shares, but do not have the right to receive dividends, if any, that are declared on those shares.

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

Outstanding Equity Awards at End of 2015

The following table presents information regarding the outstanding equity awards held by each Named Executive Officer as of December 31, 2015, including the vesting dates for the portions of these awards that had not vested as of that date.

(a)	(b)	(c)		(d)	(e)	(f)	(g)		(h)	(i)
	Option Awards(1)						Stock Awards(2)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Grant Date	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)		Stock Award Grant Date	Market Value of Shares of Stock That Have Not Vested ($)(3)
David J. Schlanger	—	80,000	(4)	42.99	3/25/15	3/25/25	40,000	(4)	3/25/15	1,932,000
	150,000	150,000	(5)	33.40	8/11/13	8/11/23	25,000	(5)	8/11/13	1,207,500
	40,000	—		27.94	5/08/13	5/08/23	10,000	(6)	5/08/13	483,000
	20,000	—		13.15	11/14/12	11/14/22	—		—	—
	6,250	6,250	(5)	22.40	5/21/12	5/21/22	1,250	(5)	5/21/12	60,375
	30,000	—		30.26	10/11/11	10/11/21	—		—	—
	10,000	—		23.61	12/10/08	12/10/18	—		—	—

Peter Anevski	—	80,000	(4)	42.99	3/25/15	3/25/25	40,000	(4)	3/25/15	1,932,000
	50,000	100,000	(7)	38.65	12/18/13	12/18/23	20,000	(7)	12/18/13	966,000
	15,000	—		27.94	5/08/13	5/08/23	10,000	(8)	5/08/13	483,000
	32,500	—		13.15	11/14/12	11/14/22	—		—	—
	11,250	11,250	(5)	22.40	5/21/12	5/21/22	2,500	(5)	5/21/12	120,750
	32,000	—		30.00	9/21/11	9/21/21	—		—	—
	25,000	—		46.81	6/28/10	6/28/20	—		—	—
	3,000	—		23.61	12/10/08	12/10/18	—		—	—

Michael B. Glick	—	42,500	(4)	42.99	3/25/15	3/25/25	16,000	(4)	3/25/15	772,800
	25,000	50,000	(7)	38.65	12/18/13	12/18/23	10,000	(7)	12/18/13	483,000
	—	—		—	—	—	5,000	(9)	3/01/13	241,500
	25,000	—		13.15	11/14/12	11/14/22	—		—	—
	—	—		—	—	—	2,000	(5)	5/16/12	96,600
	20,000	—		30.00	9/21/11	9/21/21	—		—	—
	25,000	—		46.81	6/28/10	6/28/20	—		—	—

Douglas W. Wamsley	—	42,500	(4)	42.99	3/25/15	3/25/25	16,000	(4)	3/25/15	772,800
	25,000	50,000	(7)	38.65	12/18/13	12/18/23	10,000	(7)	12/18/13	483,000
	—	—		—	—	—	5,000	(9)	3/01/13	241,500
	25,000	—		13.15	11/14/12	11/14/22	—		—	—
	75,000	—		36.62	7/23/11	7/23/21	—		—	—

Martin J. Wygod	—	—		—	—	—	60,000	(4)	3/25/15	2,898,000
	16,666	33,334	(7)	38.65	12/18/13	12/18/23	33,334	(7)	12/18/13	1,610,032
	—	—		—	—	—	25,000	(6)	5/08/13	1,207,500
	175,000	—		29.44	9/25/11	9/25/21	—		—	—

Steven Zatz, M.D.	—	80,000	(4)	42.99	3/25/15	3/25/25	40,000	(4)	3/25/15	1,932,000
	150,000	150,000	(5)	33.40	8/11/13	8/11/23	25,000	(5)	8/11/13	1,207,500
	—	—		—	—	—	10,000	(9)	3/01/13	483,000
	40,000	—		13.15	11/14/12	11/14/22	—		—	—
	75,000	—		36.62	7/23/11	7/23/21	—		—	—

(1)	Each grant reported in the table above was granted under, and is subject to, the 2005 Plan. The option expiration date shown in Column (f) above is the normal expiration date, and the last date that the options may be exercised. For each Named Executive Officer, the unexercisable options shown in Column (c) above are also unvested. Unvested options are generally forfeited if the Named Executive Officer’s employment terminates, except to the extent otherwise provided in an employment agreement. For information regarding the effect on vesting of options as a result of the death, disability or termination of employment of a Named Executive Officer or a change of control of WebMD, see “Compensation Discussion and Analysis – Compensation Following Termination of Employment or a Change of Control” above and “Potential Payments and Other Benefits Upon Termination of Employment or a Change of Control” below. The exercisable options shown in Column (b) above, and any unexercisable options shown in Column (c) above that subsequently become exercisable, will generally expire earlier than the normal expiration date if the Named Executive Officer’s employment terminates, except as otherwise specifically provided in the Named Executive Officer’s employment agreement. For a description of the material terms of the Named Executive Officer’s employment agreements, see “Employment Agreements with Named Executive Officers” below.

(2)	Unvested shares of restricted stock are generally forfeited if the Named Executive Officer’s employment terminates, except to the extent otherwise provided in an employment agreement or award agreement. The stock awards held by our Named Executive Officers are subject to accelerated or continued vesting in connection with a change of control of WebMD and upon certain terminations of employment, as discussed above under “Compensation Discussion and Analysis – Compensation Following Termination of Employment or a Change of Control” and described below under “Employment Agreements with Named Executive Officers” and “Potential Payments and Other Benefits Upon Termination of Employment or a Change of Control.” Except as otherwise indicated in those sections, unvested stock awards will generally be forfeited if a Named Executive Officer’s employment terminates.

(3)	The market or payout value of stock awards reported in Column (i) is computed by multiplying the number of shares of WebMD Restricted Stock reported in Column (g) by $48.30, the closing market price of WebMD Common Stock on December 31, 2015.

(4)	Vesting schedule: 50% of the original amount granted on each of the second and third anniversaries of the date of the grant.

(5)	Vesting schedule: 25% of the original amount granted on each of the first, second, third and fourth anniversaries of the date of the grant.

(6)	Vesting schedule: 1/3 of the original amount granted on each of the first, second and third anniversaries of the date of the grant.

(7)	Vesting schedule: 1/3 of the original amount granted on each of the second, third and fourth anniversaries of the date of grant.

(8)	All shares outstanding are scheduled to vest on May 8, 2016.

(9)	Vested on March 1, 2016.

Option Exercises and Stock Vested in 2015

As indicated in the table below, no options to purchase WebMD Common Stock were exercised by our Named Executive Officers during 2015. The table presents information regarding the vesting during 2015 of WebMD Restricted Stock. The amounts reported for “Value Realized” in Column (e) represent value realized over the applicable vesting period; we do not consider all such value to be 2015 compensation and, under applicable SEC rules, none of such value is included in 2015 compensation in the Summary Compensation Table (which, instead, requires that we report the fair value, as of the grant date, of the grants made in 2015).

(a)	(b)	(c)	(d)	(e)
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
David J. Schlanger	—	—	25,250	1,114,445
Peter Anevski	—	—	15,000	681,665
Michael B. Glick	—	—	9,000	404,965
Douglas W. Wamsley	—	—	8,000	366,810
Martin J. Wygod	—	—	64,882	2,786,929
Steven Zatz, M.D.	—	—	15,500	683,135

(1)	The dollar amounts shown in Column (e) above for stock awards are determined by multiplying the number of shares that vested by the per-share closing price of WebMD Common Stock on the vesting date.

Potential Payments and Other Benefits Upon Termination of Employment or a Change of Control

Background and Assumptions.    In this section, we provide tables containing estimates (rounded to the nearest $1,000) of (a) amounts that may become payable to our Named Executive Officers as a result of a termination of employment under specific circumstances or as a result of a change of control and (b) the value of other benefits they may become entitled to receive as a result of such termination or change of control under employment agreements and equity grant agreements. For a general discussion of matters relating to compensation that may become payable by WebMD after termination of employment or a change of control, see “Compensation Discussion and Analysis – Compensation Following Termination of Employment or a Change of Control” above, and for a detailed description of the applicable provisions of the employment agreements of our Named Executive Officers, see “Employment Agreements with Named Executive Officers” below. Under those agreements, the amount and types of payment and other benefits vary depending on whether the termination is as a result of death or disability, is with or without cause, is a resignation with or without good reason and/or is in connection with a change of control. The terms used in the tables have the meanings given to them in each Named Executive Officer’s employment agreement, as described under “Employment Agreements with Named Executive Officers” below. In estimating, solely for purposes of the tables below, the amount of any potential payments to Named Executive Officers and the value of other benefits they may become entitled to receive:

•

We have assumed, as prescribed by applicable SEC rules, that the applicable triggering event (i.e., termination of employment or change of control) occurred on December 31, 2015 and, accordingly, we have used

–

a price per share of WebMD Common Stock of $48.30 (the closing price per share on that date), including for calculating the value of WebMD Restricted Stock and the amount realizable from exercise of options to purchase WebMD Common Stock, and

–	the employment agreement terms and annual salary rate in effect, for the respective Named Executive Officers, on that date.

•	We have treated the right to continue to vest in options after termination as if the vesting had accelerated to December 31, 2015.

•

We have assumed that, as of December 31, 2015, any required transition periods, following a Change of Control, before a Named Executive Officer can resign for Good Reason (or otherwise unilaterally resign) have been met and that the Named Executive Officer is entitled, as of December 31, 2015, to any cash payments, any continuation of vesting and exercisability of options, any acceleration of vesting of restricted stock and any other benefits as if the transition period had already been completed.

•

The amount of the bonus for 2015 to be included in or otherwise used to determine “Cash Severance” for purposes of these tables is the larger of: (a) the actual amount for 2015 (including both the cash bonus and the SBP Contribution), even though it was not determined until March 2016; and (b) the bonus amount that would have been payable for 2015 under the applicable employment agreement upon a termination as of December 31, 2015.

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

•

In the row entitled “Health and Welfare Benefits Continuation” in each of the tables in this section, the amounts are based upon the current cost to our company of these benefits per employee (with an estimate for individual coverage after expiration of the applicable COBRA period for Mr. Wygod) and are net of amounts that the executives would continue to be responsible for. Under his employment agreement, Mr. Wygod is eligible to continue to participate in our health and welfare plans (or comparable plans) for three years. For Messrs. Schlanger, Anevski, Wamsley and Glick and Dr. Zatz, we include only the COBRA premium that would have applied upon a termination on December 31, 2015. In addition, we have not made any reduction in the applicable amounts included in the tables below to reflect the fact that the obligation to continue benefits or reimbursement ceases in the event the executive becomes eligible for comparable coverage with a subsequent employer.

•

For purposes of calculating amounts payable upon termination without cause following a change of control of WebMD, we have treated Supplemental Bonus Plan awards held in the Supplemental Bonus Trust as of December 31, 2015 as payable to participants as of that date, in accordance with the terms of their respective employment agreements and the Supplemental Bonus Plan.

•	We have assumed that the Named Executive Officers had no accrued and unused vacation on December 31, 2015.

If the benefits payable to Mr. Wygod in connection with a change of control would be considered an excess parachute payment under Section 280G and subject to the excise tax imposed under Section 4999 of the Code (which we refer to as the Section 280G Excise Tax), WebMD has agreed to make an additional payment to him so that the net amount of such payment (after taxes) that he receives is sufficient to pay the Section 280G Excise Tax due. We note that the determination of whether a payment is a “parachute payment” is a facts and circumstances test. For purposes of the tables below, we have calculated the Section 280G Excise Tax (and related gross-up payment, if any) on the basis of IRS regulations and Rev. Proc. 2003-68 and have assumed that Mr. Wygod’s outstanding equity awards would be accelerated and terminated in exchange for a cash payment upon the change of control. The value of this acceleration (and thus the amount of the additional payment) would be slightly higher if the accelerated awards were assumed by the acquiring company rather than terminated upon the transaction. For purposes other than calculating the Section 280G Excise Tax, we have calculated the value of any option or stock award that may be accelerated in connection with a change of control to be the amount Mr. Wygod can realize from such award as of December 31, 2015: for options, that is the market price of the shares that would be received upon exercise, less the applicable exercise price; and for restricted stock, that is the market value of the shares that would vest. No other Named Executive Officer has the right to receive any tax gross-up payments from WebMD.

Tables.    Assuming employment was terminated on December 31, 2015 for the respective Named Executive Officers, the following tables provide information regarding the estimated value, using the methodologies and assumptions described above, of the payments and benefits they would be entitled to receive.

David J. Schlanger

Executive Benefits and Payments	Voluntary Termination for “Good Reason”	Voluntary Termination in Connection with a “Change of Control”	Other Voluntary Termination	Permanent Disability or Death	Involuntary Termination for “Cause”	Involuntary Termination without “Cause”	Termination of Employment without “Cause” or for “Good Reason” Following a “Change of Control”
Cash Severance	1,225,000	1,225,000	-0-	188,000	-0-	1,225,000	1,413,000
Stock Options	-0-	2,397,000	-0-	2,822,000	-0-	-0-	2,822,000
Restricted Stock	-0-	1,691,000	-0-	3,683,000	-0-	-0-	3,623,000
Health and Welfare Benefits Continuation	17,000	17,000	-0-	-0-	-0-	17,000	17,000
280G Tax Gross-Up	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	1,242,000	5,330,000	-0-	6,693,000	-0-	1,242,000	7,875,000

Peter Anevski

Executive Benefits and Payments	Voluntary Termination for “Good Reason”	Voluntary Termination in Connection with a “Change of Control”	Other Voluntary Termination	Permanent Disability or Death	Involuntary Termination for “Cause”	Involuntary Termination without “Cause”	Termination of Employment without “Cause” or for “Good Reason” Following a “Change of Control”
Cash Severance	850,000	-0-	-0-	128,000	-0-	850,000	978,000
Stock Options	-0-	-0-	-0-	1,681,000	-0-	-0-	1,199,000
Restricted Stock	-0-	-0-	-0-	3,502,000	-0-	-0-	2,898,000
Health and Welfare Benefits Continuation	23,000	-0-	-0-	-0-	-0-	23,000	23,000
280G Tax Gross-Up	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	873,000	-0-	-0-	5,311,000	-0-	873,000	5,098,000

Michael B. Glick

Executive Benefits and Payments	Voluntary Termination for “Good Reason”	Voluntary Termination in Connection with a “Change of Control”	Other Voluntary Termination	Permanent Disability or Death	Involuntary Termination for “Cause”	Involuntary Termination without “Cause”	Termination of Employment without “Cause” or for “Good Reason” Following a “Change of Control”
Cash Severance	575,000	-0-	-0-	60,000	-0-	575,000	635,000
Stock Options	-0-	-0-	-0-	708,000	-0-	-0-	467,000
Restricted Stock	-0-	-0-	-0-	1,594,000	-0-	-0-	1,256,000
Health and Welfare Benefits Continuation	1,000	-0-	-0-	-0-	-0-	1,000	1,000
280G Tax Gross-Up	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	576,000	-0-	-0-	2,362,000	-0-	576,000	2,359,000

Douglas W. Wamsley

Executive Benefits and Payments	Voluntary Termination for “Good Reason”	Voluntary Termination in Connection with a “Change of Control”	Other Voluntary Termination	Permanent Disability or Death	Involuntary Termination for “Cause”	Involuntary Termination without “Cause”	Termination of Employment without “Cause” or for “Good Reason” Following a “Change of Control”
Cash Severance	575,000	-0-	-0-	60,000	-0-	575,000	635,000
Stock Options	-0-	-0-	-0-	708,000	-0-	-0-	467,000
Restricted Stock	-0-	-0-	-0-	1,497,000	-0-	-0-	1,256,000
Health and Welfare Benefits Continuation	25,000	-0-	-0-	-0-	-0-	25,000	25,000
280G Tax Gross-Up	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	600,000	-0-	-0-	2,265,000	-0-	600,000	2,383,000

Martin J. Wygod

Executive Benefits and Payments(1)	Voluntary Termination for “Good Reason”	Voluntary Termination in Connection with a “Change of Control”	Other Voluntary Termination	Permanent Disability or Death	Involuntary Termination for “Cause”	Involuntary Termination without “Cause”	Termination of Employment without “Cause” or for “Good Reason” Following a “Change of Control”
Cash Severance(2)	5,725,000	5,905,000	5,725,000	5,905,000	-0-	5,725,000	5,905,000
Stock Options	322,000	322,000	-0-	322,000	-0-	322,000	322,000
Restricted Stock	5,716,000	5,716,000	-0-	5,716,000	-0-	5,716,000	5,716,000
Health and Welfare Benefits Continuation	52,000	52,000	52,000	52,000	-0-	52,000	52,000
280G Tax Gross-Up(3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	11,815,000	11,995,000	5,777,000	11,995,000	-0-	11,815,000	11,995,000

(1)	As more fully described under “Employment Agreements with Named Executive Officers – Martin J. Wygod” below, in connection with the Merger of HLTH and WebMD in 2009, Mr. Wygod agreed to remain executive Chairman of the Board following the consummation of the Merger, notwithstanding the terms of his employment agreement at the time. Accordingly, his agreement was amended to provide that he may resign with or without Good Reason and receive his cash severance.

(2)	Such cash severance consists of salary and bonus for three years, with (a) the annual salary amount being $975,000, the salary in effect immediately prior to the Merger and (b) the annual bonus amount being $933,333, determined by averaging the bonus amounts received by Mr. Wygod for the three years prior to the Merger.

(3)	We have assumed, solely for purposes of preparing this table, that the salary continuation portion of the severance is the only portion of the benefits that constitutes “reasonable compensation” for the restrictive covenants to which the executive is bound following the termination of employment. Accordingly, we have not treated the salary continuation portion as a parachute payment for purposes of Section 280G. Such assumption may change at the time of an actual change of control.

Steven Zatz, M.D.

Executive Benefits and Payments	Voluntary Termination for “Good Reason”	Voluntary Termination in Connection with a “Change of Control”	Other Voluntary Termination	Permanent Disability or Death	Involuntary Termination for “Cause”	Involuntary Termination without “Cause”	Termination of Employment without “Cause” or for “Good Reason” Following a “Change of Control”
Cash Severance	1,200,000	1,200,000	-0-	188,000	-0-	1,200,000	1,388,000
Stock Options	-0-	2,235,000	-0-	2,660,000	-0-	-0-	2,660,000
Restricted Stock	-0-	1,691,000	-0-	3,623,000	-0-	-0-	3,623,000
Health and Welfare Benefits Continuation	25,000	25,000	-0-	-0-	-0-	25,000	25,000
280G Tax Gross-Up	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	1,225,000	5,151,000	-0-	6,471,000	-0-	1,225,000	7,696,000

Employment Agreements with Named Executive Officers

The following are summaries of the employment agreements with our Named Executive Officers. The agreements provide the general framework and some of the specific terms for the compensation of the Named Executive Officers. Approval of the Compensation Committee is required prior to WebMD entering into employment agreements with its executive officers or any amendments to those agreements. However, some of the decisions relating to the compensation of our Named Executive Officers for a specific year made by the Compensation Committee are implemented without changes to the general terms of employment set forth in those agreements. Those decisions in 2015 and their implementation are noted below and are more fully discussed earlier in this “Executive Compensation” section.

Some of the employment agreement summaries below refer to the definition of “Change of Control” used in the 2005 Plan. That definition is described above under the heading “Non-Employee Director Compensation – Option Grants.”

David J. Schlanger

WebMD entered into an employment agreement with Mr. Schlanger, effective in May 2013 when Mr. Schlanger became Interim Chief Executive Officer of WebMD, and it was amended on August 11, 2013 when he became Chief Executive Officer. The following is a description of Mr. Schlanger’s employment agreement with WebMD, as amended, along with a summary of compensation decisions made with respect to Mr. Schlanger for 2015:

•	Mr. Schlanger’s base salary rate is $525,000 per year. No change has been made to this rate since it was set in August 2013.

•

Mr. Schlanger’s target bonus for 2015 was 150% of his base salary, with the actual amount of any such bonus being determined by the Compensation Committee in its discretion. In March 2016, the Compensation Committee approved a 2015 annual bonus of $490,000 for Mr. Schlanger, which was paid to him in March 2016. In addition, the Compensation Committee approved a 2015 SBP Contribution of $210,000 for Mr. Schlanger. For additional information, see “Compensation Discussion and Analysis – Use of Specific Types of Compensation for 2015 – 2015 Bonuses and Supplemental Bonus Plan Contributions” above.

•

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

•

Under the employment agreement, in the event of a termination of Mr. Schlanger’s employment by WebMD without Cause or by him for Good Reason, he would be entitled to: continue to receive his base salary for one year from the date of termination; receive certain amounts in respect of COBRA premiums until the earlier of one year following his termination and the date upon which he receives comparable coverage under another plan; and if the date of termination is on or after July 1 of any year and before bonuses for that year are paid, to receive the bonus he would have received for that year, payable at the time bonuses for that year are paid to other executives. In addition, if the termination by WebMD without Cause or the resignation by him for Good Reason occurs following a Change of Control of WebMD or if Mr. Schlanger resigns after one year following a Change of Control, any unvested WebMD Restricted Stock granted to him in 2013 and all outstanding options to purchase WebMD Common Stock granted to him prior to 2015 would be deemed fully vested as of the date of termination and the options would remain outstanding for one year from the date of termination.

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

Peter Anevski

In connection with Mr. Anevski becoming Chief Financial Officer of WebMD in May 2013, the Compensation Committee approved the terms of a new employment agreement between WebMD and Mr. Anevski. The following is a description of Mr. Anevski’s employment agreement with WebMD, along with a summary of compensation decisions made with respect to Mr. Anevski for 2015:

•	Mr. Anevski’s base salary rate is $425,000 per year. No change has been made to this rate since it was set in May 2013.

•

Mr. Anevski’s target bonus for 2015 was 100% of his base salary, with the actual amount of any such bonus being determined by the Compensation Committee in its discretion. In March 2016, the Compensation Committee approved a 2015 annual bonus of $297,500 for Mr. Anevski, which was paid to him in March 2016. In addition, the Compensation Committee approved a 2015 SBP Contribution of $127,500 for Mr. Anevski. For additional information, see “Compensation Discussion and Analysis – Use of Specific Types of Compensation for 2015 – 2015 Bonuses and Supplemental Bonus Plan Contributions” above.

•

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

Michael B. Glick

We are party to an employment agreement with Michael Glick, which was entered into on February 11, 2011, and amended on March 5, 2013. Mr. Glick began serving as Executive Vice President and Co-General Counsel in May 2012. The following is a description of Mr. Glick’s employment agreement with us, as amended, along with a summary of compensation decisions made with respect to Mr. Glick for 2015:

•	Mr. Glick’s base salary rate is $350,000 per year. No change has been made to this rate since March 2013.

•

Mr. Glick’s target bonus for 2015 was 43% of his base salary, with the actual amount of any such bonus being determined by the Compensation Committee in its discretion. In March 2016, the Compensation Committee approved a 2015 annual bonus of $157,500 for Mr. Glick, which was paid to him in March 2016. In addition, the Compensation Committee approved a 2015 SBP Contribution of $67,500 for Mr. Glick. For additional information, see “Compensation Discussion and Analysis – Use of Specific Types of Compensation for 2015 – 2015 Bonuses and Supplemental Bonus Plan Contributions” above.

•

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

•

Under the employment agreement, in the event of a termination of Mr. Glick’s employment by WebMD without Cause or by him for Good Reason, Mr. Glick would be entitled to: continue to receive his base salary for one year from the date of termination; receive certain amounts in respect of COBRA premiums until the earlier of one year following his termination and the date upon which he receives comparable coverage under another plan; and if the date of termination is on or after July 1 of that year and before bonuses for that year are paid, to receive the bonus he would have received for that year, payable at the time bonuses for that year are paid to other executives. If such termination occurs following a Change of Control (as defined in the 2005 Plan) of WebMD:

–

the remaining unvested portion, as of the date of the termination, of the WebMD Restricted Stock granted to him on March 25, 2015 would vest in full upon such termination and the WebMD options granted to him on March 25, 2015 will also vest in full upon such termination and remain outstanding through the original 10 year term;

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

Douglas W. Wamsley

We are party to an employment agreement with Douglas Wamsley, which was entered into on July 14, 2005, and amended on each of December 14, 2008 and March 5, 2013. The following is a description of Mr. Wamsley’s employment agreement with us, as amended, along with a summary of compensation decisions made with respect to Mr. Wamsley for 2015:

•	Mr. Wamsley’s base salary rate is $350,000 per year. No change has been made to this rate since March 2013.

•

Mr. Wamsley’s target bonus for 2015 was 43% of his base salary, with the actual amount of any such bonus being determined by the Compensation Committee in its discretion. In March 2016, the Compensation Committee approved a 2015 annual bonus of $157,500 for Mr. Wamsley, which was paid to him in March 2016. In addition, the Compensation Committee approved a 2015 SBP Contribution of $67,500 for Mr. Wamsley. For additional information, see “Compensation Discussion and Analysis – Use of Specific Types of Compensation for 2015 – 2015 Bonuses and Supplemental Bonus Plan Contributions” above.

•

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

–

the remaining unvested portion, as of the date of the termination, of the WebMD Restricted Stock granted to him on March 25, 2015 would vest in full upon such termination and the WebMD options granted to him on March 25, 2015 will also vest in full upon such termination and remain outstanding through the original 10 year term;

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

Martin J. Wygod

Mr. Wygod entered into an employment agreement with HLTH dated as of August 3, 2005, which was amended on each of February 1, 2006, December 1, 2008 (the “2008 Amendment”), December 29, 2008 and July 9, 2009 (the “2009 Amendment”). WebMD assumed the employment agreement upon the closing of the Merger in October 2009 and it has been further amended, since then, on September 21, 2011 and September 25, 2011. The following is a description of the employment agreement, as amended, along with a summary of compensation decisions made with respect to Mr. Wygod for 2015:

•	Mr. Wygod’s base salary rate is $490,000 per year. No change has been made to this rate since September 2011.

•

Mr. Wygod’s target bonus for 2015 was 147% of his base salary, with the actual amount of any such bonus being determined by the Compensation Committee in its discretion. In March 2016, the Compensation Committee approved a 2015 annual bonus of $420,000 for Mr. Wygod, which was paid to him in March 2016. In addition, the Compensation Committee approved a 2015 SBP Contribution of $180,000 for Mr. Wygod. For additional information, see “Compensation Discussion and Analysis – Use of Specific Types of Compensation for 2015 – 2015 Bonuses and Supplemental Bonus Plan Contributions” above.

•

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

Steven Zatz, M.D.

We are party to an employment agreement with Steven Zatz, M.D., who serves as our President, which was entered into on July 14, 2005 and amended on December 14, 2008, July 23, 2011, November 14, 2012, March 5,

2013 (as used in the summary below, the “March 2013 Amendment”) and in August 2013 in connection with Dr. Zatz’s appointment as WebMD’s President below (as used in the summary below, the “August 2013 Amendment” and, together with the March 2013 Amendment, the “2013 Amendments”). The following is a description of Dr. Zatz’s employment agreement with us, as amended, along with a summary of compensation decisions made with respect to Dr. Zatz for 2015:

•	Dr. Zatz’s base salary rate is $500,000 per year. No change has been made to this rate since it was set in August 2013.

•

Dr. Zatz’s target bonus for 2015 was 150% of his base salary, with the actual amount of any such bonus being determined by the Compensation Committee in its discretion. In March 2016, the Compensation Committee approved a 2015 annual bonus of $490,000 for Dr. Zatz, which was paid to him in March 2016. In addition, the Compensation Committee approved a 2015 SBP Contribution of $210,000 for Dr. Zatz. For additional information, see “Compensation Discussion and Analysis – Use of Specific Types of Compensation for 2015 – 2015 Bonuses and Supplemental Bonus Plan Contributions” above.

•

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

Kevin M. Cameron.    Kevin M. Cameron, who formerly served as Chief Executive Officer of HLTH and as a member of its Board of Directors, became a member of the Board of Directors of WebMD upon completion of the Merger. In November 2009, Mr. Cameron returned from medical leave to active employment with WebMD on a part-time basis as a Special Advisor to the Chairman. His annual salary rate is $100,000 per year. The amount of any bonus payable to Mr. Cameron is in the discretion of the WebMD Compensation Committee and no bonus was paid to him for 2015. During 2015, a total of 5,625 shares of WebMD Restricted Stock held by Mr. Cameron vested, resulting in a realized value of $218,138 (determined by multiplying the number of shares that vested by the per-share closing price of WebMD Common Stock on the applicable vesting date). During 2015, Mr. Cameron did not receive any grants of WebMD Restricted Stock or options to purchase WebMD Common Stock.

As of April 20, 2016, Mr. Cameron held through a family trust: (a) non-qualified options (originally granted by HLTH prior to the Merger) to purchase 332,736 shares of WebMD Common Stock with a weighted average exercise price of $26.40 per share (all of which are vested); and (b) non-qualified options to purchase 60,000 shares of WebMD Common Stock granted, under the 2005 Plan, on September 25, 2011 with an exercise price of $29.44 (all of which are vested). The following terms apply to the options granted to Mr. Cameron on September 25, 2011:

•

if, after the first anniversary of the occurrence of a Change of Control (as described below), Mr. Cameron resigns for any reason or is terminated without Cause (as described below), the options will continue to vest and remain outstanding, as if he remained in the employ of WebMD, for a period of two years from the date of termination (but in no event longer than the expiration of the original term of such options); and

•

if his employment is terminated by WebMD without Cause or by him for Good Reason (as described below, except that following a Change of Control, “Good Reason” shall not include changes in his duties, titles or responsibilities that are solely attributable to the Change of Control) before the first anniversary following a Change of Control, the options will continue to vest and remain outstanding, as if he remained in the employ of WebMD, for a period of three years from the date of the Change of Control (but in no event longer than the expiration of the original term of such options).

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of WebMD Common Stock, as of April 20, 2016 (except where otherwise indicated), by each person or entity known by us to beneficially own more than 5% of the outstanding shares of WebMD Common Stock, by each of our directors, by each of our executive officers, and by all of our directors and executive officers as a group. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons listed in the table below have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

Name and Address of Beneficial Owner(1)	Common Stock(2)		Other(3)		Total Shares	Percent of Outstanding(3)
Kensico Capital Management Corporation, Michael B. Lowenstein and Thomas J. Coleman(4) 55 Railroad Avenue, 2nd Floor Greenwich, CT 06830	5,104,600		—		5,104,600	13.2%
The Vanguard Group, Inc.(5) 100 Vanguard Blvd. Malvern, PA 19355	2,521,131		—		2,521,131	6.5%
Blackrock, Inc.(6) 55 East 52nd Street New York, NY 10055	2,049,233		—		2,049,233	5.3%
Mark J. Adler, M.D.	5,273		71,337		76,610	*
Peter Anevski	87,681	(7)	180,000		267,681	*
Kevin M. Cameron	207,202	(8)	392,736	(8)	599,938	1.5%
Neil F. Dimick	16,545		103,576		120,121	*
Michael B. Glick	39,459	(9)	95,000		134,459	*
Jerome C. Keller	17,362	(10)	72,600		89,962	*
James V. Manning	128,259		70,325		198,584	*
William J. Marino	2,909		9,900		12,809	*
David J. Schlanger	100,564	(11)	262,500		363,064	*
Joseph E. Smith	42,946		81,752		124,698	*
Stanley S. Trotman, Jr.	28,649	(12)	66,000		94,649	*
Kristiina Vuori, M.D.	2,423		6,600		9,023	*
Douglas W. Wamsley	37,248	(13)	125,000		162,248	*
Martin J. Wygod	959,585	(14)	191,666		1,151,251	3.0%
Steven Zatz, M.D.	92,738	(15)	265,000		357,738	*
All executive officers and directors as a group (15 persons)	1,768,843		1,993,992		3,762,835	9.2%

*	Less than 1%.

(1)	Unless otherwise indicated, the address of each of the beneficial owners identified is c/o WebMD Health Corp., 395 Hudson Street, New York, NY 10014.

(2)	The amounts set forth in this column for “All executive officers and directors as a group” includes a total of 1,037 shares of WebMD Common Stock held for the accounts of Messrs. Anevski, Cameron, Glick, Keller, Wamsley and Wygod and Dr. Zatz in the 401(k) Plan (which we refer to in this table as 401(k) Plan Shares), all of which are vested in accordance with terms of the 401(k) Plan. Those individuals have the right to direct the voting and disposition of their respective 401(k) Plan Shares. Amounts for 401(k) Plan Share holdings are provided in the footnotes applicable to individual beneficial ownership below.

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

(3)	Beneficial ownership is determined under the rules and regulations of the SEC, which provide that shares of common stock that a person has the right to acquire within 60 days are deemed to be outstanding and beneficially owned by that person for the purpose of computing the total number of shares beneficially owned by that person and the percentage ownership of that person. However, those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Accordingly, we have set forth, in the column entitled “Other” with respect to each director and executive officer for whom an amount in that column is listed, the number of shares of WebMD Common Stock that such person has the right to acquire pursuant to options that are currently exercisable or that will be exercisable within 60 days of April 20, 2016. We have calculated the percentages set forth in the column entitled “Percent of Outstanding” based on the number of shares outstanding as of April 20, 2016 (which was 38,696,269, including all outstanding unvested shares of WebMD Restricted Stock) plus, for each listed person or group, the number of additional shares deemed outstanding, as set forth in the column entitled “Other.”

(4)	The information shown is as of December 31, 2015 and is based upon disclosures by Kensico Capital Management Corporation, Michael B. Lowenstein and Thomas J. Coleman in a Schedule 13G amendment filed with the SEC on February 16, 2016, which indicated that they have shared power to vote and shared power to dispose of or to direct the disposition of shares included in the amount shown. This excludes 3,300 shares of WebMD Common Stock that Mr. Coleman has the right to acquire pursuant to options that are currently exercisable.

(5)	The information shown is as of December 31, 2015 and is based upon disclosures by The Vanguard Group, Inc. in a Schedule 13G amendment filed with the SEC on February 11, 2016, in which it reported: sole power to vote or direct to vote of 82,552 shares; sole power to dispose of or to direct the disposition of 2,438,231 shares; shared power to vote or direct to vote of 2,300 shares; and shared power to dispose or to direct the disposition of: 82,900 shares.

(6)	The information shown is as of December 31, 2015 and is based upon disclosures by Blackrock, Inc. in a Schedule 13G amendment filed with the SEC on February 10, 2016 reporting that it had sole power to vote and sole power to dispose of or to direct the disposition of the shares.

(7)	Includes: 14,979 shares held by Mr. Anevski: 202 401(k) Plan Shares; and 72,500 unvested shares of WebMD Restricted Stock.

(8)	The shares of Common Stock in the first column include: 207,133 shares held by the Kevin Cameron Trust dtd 10/7/2015, of which Mr. Cameron and his spouse are the trustees and have voting and dispositive power (the “Cameron Trust”); and 69 401(k) Plan Shares. The shares reflected in the second column are all shares underlying options to purchase WebMD Common Stock granted to Mr. Cameron by WebMD that are held by the Cameron Trust.

(9)	Includes: 11,076 shares held by Mr. Glick; 383 401(k) Plan Shares; and 28,000 unvested shares of WebMD Restricted Stock.

(10)	Includes: 17,293 shares held by Mr. Keller; and 69 401(k) Plan Shares.

(11)	Includes: 24,314 shares held by Mr. Schlanger; and 76,250 unvested shares of WebMD Restricted Stock.

(12)	Includes: 27,714 shares held by Mr. Trotman; and 935 shares held by The Stanley S. Trotman, Jr. Trust, of which Mr. Trotman is a trustee.

(13)	Includes: 11,143 shares held by Mr. Wamsley; 105 401(k) Plan Shares; and 26,000 unvested shares of WebMD Restricted Stock.

(14)	Includes: 36,605 shares held by Mr. Wygod; 105 401(k) Plan Shares; 118,334 shares of unvested WebMD Restricted Stock; 776,173 shares held by The Wygod Family Revocable Living Trust, of which Mr. Wygod is a trustee and shares voting and dispositive power; 2,222 shares held by Mr. Wygod’s spouse; and 26,146 shares held by SYNC, Inc., which is controlled by Mr. Wygod.

(15)	Includes: 27,634 shares held by Dr. Zatz; 104 401(k) Plan Shares; and 65,000 unvested shares of WebMD Restricted Stock.

Equity Compensation Plan Information

The following table contains certain information, as of December 31, 2015, about our equity compensation plans.

	(a)	(b)	(c)
Plan category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	7,377,577	$36.50	2,320,338
Equity compensation plans not approved by security holders(2)	1,000	$40.60	—

Total	7,378,577	$36.51	2,320,338	(3)

(1)	This table does not include outstanding options to acquire 491,858 shares of WebMD Common Stock at a weighted-average exercise price of $25.45 per share, as of December 31, 2015, that were assumed by WebMD in the Merger. We cannot grant additional awards under equity compensation plans assumed in the Merger. For additional information regarding the assumed options, see Note 8 to the Consolidated Financial Statements in this Annual Report. The 2005 Plan is the only equity compensation plan under which we could make grants as of December 31, 2015.

(2)	As of December 31, 2015, the only plan included in this category is the WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (which we refer to as the Subimo Plan), which did not require approval of our stockholders under applicable law and Nasdaq rules. The grants under the Subimo Plan were all made in connection with the acquisition of Subimo by WebMD in December 2006 and no further grants may be made under that plan. The options that remain outstanding under the Subimo Plan are all vested and expire on December 15, 2016, the tenth anniversary of the date of grant.

(3)	In 2010, the Compensation Committee implemented a sublimit on the number of shares available for grants of restricted stock and similar types of awards for which no exercise or purchase price is payable (often referred to as “full value awards”) so that only 20% of the shares available for grant could be used for full value awards. The same 20% sublimit applies to the shares added to the 2005 Plan since then. As of December 31, 2015, 545,709 shares were available for grant as full value awards under the 2005 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

The Nasdaq independence definition includes a series of objective tests, including one that requires a three year period to have elapsed since employment by the listed company and other tests relating to specific types of transactions or business dealings between a director (or persons or entities related to the director) and the listed company. In addition, as further required by the Nasdaq Marketplace Rules, the Nominating & Governance Committee of our Board has made a subjective determination as to each Non-Employee Director that no relationships exist that, in the opinion of the Nominating & Governance Committee, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In considering whether Dr. Adler qualified as “independent,” the Nominating & Governance Committee considered that he has provided services, and may in the future provide services, without compensation, to WebMD’s public portals for physicians, such as writing reviews of important topics in oncology and providing perspectives on results presented at meetings of oncologists. In considering whether Mr. Manning qualified as “independent,” the Nominating & Governance Committee considered that (1) he had, more than 15 years ago, served as an executive officer of a predecessor of HLTH, and (2) he and Mr. Wygod both serve as trustees of the WebMD Health Foundation, Inc., a charitable foundation. In considering whether Mr. Keller qualified as “independent,” the Nominating & Governance Committee considered the fact that he had previously served as a part-time employee of HLTH for a short period, more than 10 years ago. In considering whether Mr. Trotman qualified as “independent,” the Nominating & Governance Committee considered that WebMD has made charitable contributions to The Tisch MS Research Center of New York, on whose Board of Directors Mr. Trotman serves, and expects to make such contributions in the future. In considering whether Dr. Vuori qualified as “independent,” the Nominating & Governance Committee considered that the Rose Foundation, a charitable foundation for which Mr. Wygod and members of his family serve as Trustees, has provided funding to support research at Sanford Burnham Prebys Medical Discovery Institute in the past two years and expects to do so in the future. Each member of the Nominating & Governance Committee abstained from voting with respect to his or her own independence.

Related Party Transactions

WebMD was reimbursed approximately $367,800 and $356,800 for 2015 and 2014, respectively, by Martin J. Wygod, our Chairman of the Board, and a corporation that he controls, for personal use of certain company staff and office facilities and for the personal portion of certain travel expenses. In 2015, WebMD leased certain office space from The Rose Foundation, Inc. and the WebMD Health Foundation, Inc., two charitable foundations for which Mr. Wygod serves as a trustee, for a total of $12,000.

Mr. Wygod’s son is employed by WebMD as Vice President – Business Development. His annual salary rate is $190,000, and he has a bonus target of 25% of annual salary. On May 27, 2014, he received a grant of options to purchase 5,000 shares under the 2005 Plan, with an exercise price of $43.05 per share, with 25% of the grant scheduled to vest on each of the first four anniversaries of the date of grant. On December 11, 2014, he received a grant of 4,000 shares of WebMD Restricted Stock and a grant of options to purchase 20,000 shares under the 2005 Plan, with an exercise price of $36.73 per share, with 25% of each of the grants scheduled to vest on each of the first four anniversaries of the date of grant. On December 21, 2015, he received a grant of 4,000 shares of WebMD Restricted Stock and a grant of options to purchase 20,000 shares under the 2005 Plan, with an exercise price of $46.75 per share, with 25% of each of the grants scheduled to vest on each of the first four anniversaries of the date of grant.

Audit Committee Review of Related Party Transactions

Under our company’s Code of Business Conduct, directors and executive officers are required to disclose to either of our Co-General Counsel or to our Compliance Officer any transactions or relationships they are involved in that present or may present a conflict of interest with our company, including those that would be required to be disclosed as a related party transaction under applicable SEC rules. Under our Code of Business Conduct and the Audit Committee Charter, the Audit Committee has authority to determine whether to approve or ratify such transactions and relationships on behalf of our company. The Audit Committee considers whether to ratify or approve such transactions and relationships on a case-by-case basis, rather than pursuant to a general policy.

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

In addition to retaining Ernst & Young LLP to audit WebMD’s Consolidated Financial Statements for 2015 and 2014 and to review quarterly financial statements during those years, WebMD retained Ernst & Young LLP to provide certain related services. The fees for Ernst & Young LLP’s services were:

Type of Fees	2015	2014
Audit Fees	$1,114,691	$1,047,469
Audit-Related Fees	90,200	30,390
Tax Fees	64,222	147,620
All Other Fees	2,036	2,172

Total Fees	$1,271,149	$1,227,651

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

•

“audit-related fees” are fees in each year for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, and include fees related to employee benefit plan and other audits during each year;

•	“tax fees” are fees in the year for professional services for tax compliance, tax advice, and tax planning and analysis; and

•	“all other fees” are fees in the year for any products and services not included in the first three categories and consist of a subscription to Ernst & Young’s online research tool.

None of these services were provided pursuant to a waiver of the requirement that such services be pre-approved by the Audit Committee. The Audit Committee has determined that the provision by Ernst & Young of non-audit services to WebMD in 2015 is compatible with Ernst & Young maintaining its independence.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 29th day of April, 2016.

WEBMD HEALTH CORP.

By:	/s/ Peter Anevski
Peter Anevski
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))

3.2	Amended and Restated By-laws of the Registrant effective February 19, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2016)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 in Amendment No. 1, filed on August 11, 2009, to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-160530))

4.2	Indenture, dated as of January 11, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Amendment No. 1, filed on January 14, 2011, to the Registrant’s Current Report on Form 8-K filed on January 11, 2011)

4.3	Form of 2.50% Convertible Note Due 2018 (included in Exhibit 4.2)

4.4	Indenture, dated as of March 14, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Amendment No. 1, filed on March 15, 2011, to the Registrant’s Current Report on Form 8-K filed on March 14, 2011)

4.5	Form of 2.25% Convertible Note Due 2016 (included in Exhibit 4.4)

4.6	Indenture, dated as of November 26, 2013, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Amendment No. 1, filed on November 27, 2013, to the Registrant’s Current Report on Form 8-K filed on November 26, 2013)

4.7	Form of 1.50% Convertible Note Due 2020 (included in Exhibit 4.6)

4.8	Rights Agreement, dated as of November 2, 2011, between the Registrant and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A filed on November 3, 2011)

4.9	Amendment to Rights Agreement, dated as of October 18, 2012, between the Registrant and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2012)

4.10	Second Amendment to Rights Agreement, dated as of August 1, 2013 (incorporated by reference to Exhibit 4.3 to Amendment No. 2, filed on August 2, 2013, to the Registrant’s Registration Statement on Form 8-A)

4.11*	WebMD Health Corp. Long-Term Incentive Plan for Employees of Subimo, LLC (incorporated by reference to Exhibit 10.2 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2006)(1)

4.12*	Form of Amendment to HLTH’s Equity Compensation Plans and Stock Option Agreements (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by HLTH on November 9, 2006)(1)

4.13*	2001 Employee Non-Qualified Stock Option Plan of HLTH, as amended (incorporated by reference to Exhibit 10.46 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)(1)

4.14*	Amended and Restated 1996 Stock Plan of HLTH (incorporated by reference to Exhibit 10.8 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)(1)

Exhibit No.	Description

4.15*	Amended and Restated 2000 Long-Term Incentive Plan of HLTH (incorporated by reference to Annex E to HLTH’s Proxy Statement for its 2006 Annual Meeting filed on August 14, 2006)(1)

4.16*	WebMD Health Corp. Amended and Restated 2005 Long-Term Incentive Plan, as amended effective October 1, 2015 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2015)

4.17*	Form of Restricted Stock Agreement with Employees (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162653))

4.18*	Form of Restricted Stock Agreement with Non-Employee Directors (incorporated by reference to Exhibit 10.49 to the Registrant’s Registration Statement on Form S-1 (No. 333-124832) (which we refer to as the “IPO Registration Statement”))

4.19*	Form of Non-Qualified Stock Option Agreement with Employees (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162653))

4.20*	Form of Non-Qualified Stock Option Agreement with Non-Employee Directors (incorporated by reference to Exhibit 10.51 to the IPO Registration Statement)

4.21*	Form of Non-Qualified Stock Option Agreement between HLTH and Employees for Grants Under HLTH’s 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.58 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)(1)

4.22*	Form of Non-Qualified Stock Option Agreement between HLTH and Employees for Grants Under HLTH’s 1996 Stock Plan (incorporated by reference to Exhibit 10.59 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)(1)

10.1	Form of Indemnification Agreement between HLTH and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)(1)

10.2	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.9 to the IPO Registration Statement)

10.3	Form of Letter Agreement between the Registrant and Certain Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”))

10.4*	Amended and Restated Employment Agreement, dated as of August 3, 2005 between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed on August 5, 2005)(1)

10.5*	Letter Agreement, dated as of February 1, 2006, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.3 to HLTH’s Current Report on Form 8-K filed on February 2, 2006)(1)

10.6*	Employment Agreement, dated September 23, 2004, between HLTH and Kevin Cameron (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed September 28, 2004)(1)

10.7*	Letter Agreement, dated as of February 1, 2006, between HLTH and Kevin M. Cameron (incorporated by reference to Exhibit 10.2 to HLTH’s Current Report on Form 8-K filed on February 2, 2006)(1)

10.8*	Employment Agreement between WebMD Health Holdings, Inc. and Douglas W. Wamsley (incorporated by reference to Exhibit 10.15 to the IPO Registration Statement)

Exhibit No.	Description

10.9*	Employment Agreement between WebMD Health Holdings, Inc. and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.17 to the IPO Registration Statement)

10.10*	Amendment No. 2, dated as of December 1, 2008, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed on December 5, 2008)(1)

10.11*	Letter Agreement, dated December 29, 2008, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.52 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2008)(1)

10.12*	Amendment to Employment Agreement, dated as of December 16, 2008, between HLTH and Kevin M. Cameron (incorporated by reference to Exhibit 10.53 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2008)(1)

10.13*	Letter Amendment, dated as of July 9, 2009, among HLTH Corporation, WebMD Health Corp. and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 14, 2009)

10.14*	WebMD, LLC Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.48 to Amendment No. 1, filed on April 29, 2008, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)(2)

10.15*	Amendment No. 1, dated as of March 30, 2009, to the WebMD Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.58 to Amendment No. 1, filed on April 30, 2009, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.16*	Letter Amendment, dated as of November 3, 2009, between the Registrant and Kevin M. Cameron (incorporated by reference to Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”))

10.17*	Letter Amendment, dated as of December 14, 2008, between the Registrant and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.74 to Amendment No. 1, filed April 30, 2010, to the 2009 Form 10-K)

10.18*	Letter Agreement, dated as of June 28, 2010, between the Registrant and Kevin Cameron (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2010)

10.19*	Letter Amendment, dated as of July 23, 2011, between the Registrant and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.20*	Letter Agreement, dated as of September 25, 2011, between the Registrant and Kevin Cameron (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.21*	Letter Agreement, dated as of September 25, 2011, between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.22*	Letter Amendment, dated as of September 21, 2011, between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

Exhibit No.	Description

10.23*	Form of Agreement to Forfeit Non-Qualified Options, dated as of February 23, 2012, between the Registrant and Each of its Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 29, 2012)

10.24*	Form of Agreement to Forfeit Non-Qualified Options, dated as of February 23, 2012, between the Registrant and Certain Employees (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 29, 2012)

10.25*	Amendment No. 2, dated as of January 9, 2012, to the WebMD Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”))

10.26*	Amendment No. 3, dated as of February 25, 2013, to the WebMD Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.81 to the 2013 Form 10-K)

10.27*	Amendment No. 4, dated as of February 25, 2014, to the WebMD Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.82 to Amendment No. 1, filed April 29, 2014, to the 2013 Form 10-K)

10.28*	Amendment No. 5, dated as of February 26, 2015, to the WebMD Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.55 to Amendment No. 1, filed April 29, 2015, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”))

10.29*	Letter Agreement, dated as of November 14, 2012, between the Registrant and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.70 to the 2012 Form 10-K)

10.30*	Letter Agreement, dated as of November 14, 2012, between the Registrant and Douglas Wamsley (incorporated by reference to Exhibit 10.71 to the 2012 Form 10-K)

10.31*	Letter Amendment, dated as of March 5, 2013, between the Registrant and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.74 to Amendment No. 1, filed April 30, 2013, to the 2012 Form 10-K)

10.32*	Letter Amendment, dated as of May 7, 2013, between the Registrant and David Schlanger (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2013)

10.33*	Letter Amendment, dated as of May 7, 2013, between the Registrant and Peter Anevski (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2013)

10.34*	Letter Amendment, dated as of May 8, 2013, between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2013)

10.35*	Amendment, dated as of August 11, 2013, to the Employment Agreement between the Registrant and David J. Schlanger (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2013)

10.36*	Amendment, dated as of August 11, 2013, to the Employment Agreement between the Registrant and Steven L. Zatz, M.D. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 15, 2013)

10.37*	Letter Agreement, dated as of March 25, 2015, between the Registrant and David Schlanger (incorporated by reference to Exhibit 10.56 to Amendment No. 1, filed April 29, 2015, to the Registrant’s 2014 Form 10-K)

Exhibit No.	Description

10.38*	Letter Agreement, dated as of March 25, 2015, between the Registrant and Peter Anevski (incorporated by reference to Exhibit 10.57 to Amendment No. 1, filed April 29, 2015, to the Registrant’s 2014 Form 10-K)

10.39*	Letter Agreement, dated as of March 25, 2015, between the Registrant and Michael B. Glick (incorporated by reference to Exhibit 10.58 to Amendment No. 1, filed April 29, 2015, to the Registrant’s 2014 Form 10-K)

10.40*	Letter Agreement, dated as of March 25, 2015, between the Registrant and Douglas W. Wamsley (incorporated by reference to Exhibit 10.59 to Amendment No. 1, filed April 29, 2015, to the Registrant’s 2014 Form 10-K)

10.41*	Letter Agreement, dated as of March 25, 2015, between the Registrant and Steven Zatz, M.D (incorporated by reference to Exhibit 10.60 to Amendment No. 1, filed April 29, 2015, to the Registrant’s 2014 Form 10-K)

10.42*	Letter Amendment, dated as of December 14, 2008, between the Registrant and Douglas W. Wamsley (incorporated by reference to Exhibit 10.61 to Amendment No. 1, filed April 29, 2015, to the Registrant’s 2014 Form 10-K)

10.43*	Letter Amendment, dated as of July 23, 2011, between the Registrant and Douglas W. Wamsley (incorporated by reference to Exhibit 10.62 to Amendment No. 1, filed April 29, 2015, to the Registrant’s 2014 Form 10-K)

10.44*	Letter Amendment, dated as of March 5, 2013, between the Registrant and Douglas W. Wamsley (incorporated by reference to Exhibit 10.63 to Amendment No. 1, filed April 29, 2015, to the Registrant’s 2014 Form 10-K)

10.45*	Letter Agreement, dated as of February 11, 2011, between the Registrant and Michael B. Glick (incorporated by reference to Exhibit 10.64 to Amendment No. 1, filed April 29, 2015, to the Registrant’s 2014 Form 10-K)

10.46*	Letter Agreement, dated as of November 14, 2012, between the Registrant and Michael B. Glick (incorporated by reference to Exhibit 10.65 to Amendment No. 1, filed April 29, 2015, to the Registrant’s 2014 Form 10-K)

10.47*	Letter Amendment, dated as of March 5, 2013, between the Registrant and Michael B. Glick (incorporated by reference to Exhibit 10.66 to Amendment No. 1, filed April 29, 2015, to the Registrant’s 2014 Form 10-K)

10.48*	Amendment No. 6, dated as of March 10, 2016, to the WebMD Supplemental Bonus Program Trust Agreement***

14.1	Code of Business Conduct**

21.1	Subsidiaries of the Registrant**

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm**

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Registrant**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Registrant**

32.1	Section 1350 Certification of Chief Executive Officer of the Registrant**

32.2	Section 1350 Certification of Chief Financial Officer of the Registrant**

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Registrant***

31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Registrant***

Exhibit No.	Description

99.1	Explanation of Non-GAAP Measures**

99.2	Audit Committee Charter**

99.3	Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the 2013 Form 10-K)

99.4	Nominating & Governance Committee Charter (incorporated by reference to Exhibit 99.4 to the 2014 Form 10-K)

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Agreement relates to executive compensation.

**	Previously filed (or, with respect to Exhibits 32.1 and 32.2, furnished) with this Annual Report on Form 10-K (as originally filed on February 29, 2016).

***	Filed with this Amendment No. 1.

(1)	This Exhibit is filed under Commission File No. 000-24975.

(2)	This Exhibit is filed under Commission File No. 000-51547.