Form 10-Q
period 2016-03-31
WebMD Health Corp.
filed 2016-05-10
CIK 1326583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Yes  ☐        No  ☑

As of May 2, 2016, the Registrant had 38,691,211 shares of Common Stock outstanding (including unvested shares of restricted Common Stock).

WEBMD HEALTH CORP.

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2016

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. The following important risks and uncertainties could affect our future results, causing those results to differ materially from those expressed in our forward-looking statements:

•	failure to achieve sufficient levels of usage of our public and private portals and mobile applications;

•	failure to attract sufficient consumers and healthcare professionals to our public portals and mobile applications, including as a result of existing and new competitors for those audiences;

•	competition for advertisers and sponsors for our public portals and mobile applications;

•	reductions in promotional and educational spending by pharmaceutical and biotechnology companies, whether resulting from the number and timing of regulatory approvals of new products or indications, from the number and timing of regulatory approvals of generic products that compete with existing brand name products or from other factors affecting the relevant markets;

•	the inability to successfully deploy new or updated applications or services for our public portals, mobile platforms and private portals or, if deployed, the failure to create new or enhanced revenue streams from those applications or services;

•	failure to preserve and enhance the “WebMD” and “Medscape” brands and our other brands;

•	the inability to provide health coaching and condition management services that meet the needs of clients and potential clients of our private portals or the failure to do so with sufficient efficiency to make those services profitable for us;

•	the inability to attract and retain qualified personnel;

•	adverse economic conditions and disruptions in the capital markets;

•	adverse changes in general business or regulatory conditions affecting the healthcare, information technology and Internet industries; and

•	the Risk Factors described in Part II, Item 1A of this Quarterly Report on Form 10-Q.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other factors, including unknown or unpredictable ones, also could have material adverse effects on our future results. The information in this Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 and our other filings with the Securities and Exchange Commission since that filing.

The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report. Except as required by law or regulation, we do not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

iii

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$592,871	$641,165
Accounts receivable, net of allowance for doubtful accounts of $1,168 at March 31, 2016 and $1,040 at December 31, 2015	177,383	174,313
Prepaid expenses and other current assets	20,505	18,998

Total current assets	790,759	834,476
Property and equipment, net	86,835	81,027
Goodwill	202,980	202,980
Intangible assets, net	10,114	10,894
Deferred tax assets, net	14,591	15,694
Other assets	10,631	10,852

TOTAL ASSETS	$1,115,910	$1,155,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$63,540	$80,664
Deferred revenue	116,313	102,715
2.25% convertible notes due 2016, net	—	102,523

Total current liabilities	179,853	285,902
2.50% convertible notes due 2018, net	396,727	396,281
1.50% convertible notes due 2020, net	294,558	294,266
Other long-term liabilities	23,909	23,246

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 650,000,000 shares authorized; 57,437,992 shares issued at March 31, 2016 and December 31, 2015	574	574
Additional paid-in capital	9,259,032	9,238,444
Treasury stock, at cost; 19,638,016 shares at March 31, 2016 and 20,621,216 shares at December 31, 2015	(649,641)	(678,069)
Accumulated other comprehensive income	258	357
Accumulated deficit	(8,389,360)	(8,405,078)

Stockholders’ equity	220,863	156,228

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,115,910	$1,155,923

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$158,553	$143,343
Cost of operations	62,513	57,877
Sales and marketing	33,756	32,476
General and administrative	23,756	21,453
Depreciation and amortization	7,487	8,245
Interest income	206	17
Interest expense	5,100	6,172

Income before income tax provision	26,147	17,137
Income tax provision	10,429	7,133

Net income	$15,718	$10,004

Net income per common share:
Basic	$0.42	$0.27

Diluted	$0.36	$0.25

Weighted-average shares outstanding used in computing per share amounts:
Basic	37,267	36,393

Diluted	52,335	43,465

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$15,718	$10,004
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(99)	146

Total other comprehensive (loss) income, net of tax	(99)	146

Comprehensive income	$15,619	$10,150

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$15,718	$10,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,487	8,245
Non-cash interest, net	897	1,128
Non-cash stock-based compensation	8,528	7,381
Deferred income taxes	1,177	(1,535)
Changes in operating assets and liabilities:
Accounts receivable	(3,070)	6,425
Prepaid expenses and other, net	1,731	(4,587)
Accrued expenses and other long-term liabilities	(20,147)	(17,515)
Deferred revenue	13,598	14,831

Net cash provided by operating activities	25,919	24,377

Cash flows from investing activities:
Purchases of property and equipment	(9,229)	(3,670)
Partial redemption of cost-method investment	526	—

Net cash used in investing activities	(8,703)	(3,670)

Cash flows from financing activities:
Proceeds from exercise of stock options	30,165	4,488
Cash used for withholding taxes due on stock-based awards	(890)	(1,044)
Maturity of convertible notes	(102,682)	—
Purchases of treasury stock	—	(3,219)
Excess tax benefit on stock-based awards	7,897	7,584

Net cash (used in) provided by financing activities	(65,510)	7,809

Net (decrease) increase in cash and cash equivalents	(48,294)	28,516
Cash and cash equivalents at beginning of period	641,165	706,776

Cash and cash equivalents at end of period	$592,871	$735,292

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

Private Portal Services. The Company’s private portals platform and related services help employers and health plans improve the health of their employee and plan participant population and, as a result, manage their healthcare costs. The Company markets these private portals and related services under the WebMD Health Services brand. The Company hosts its WebMD Health Services platform for private and public sector employers and health plans and its cloud-based online services can be accessed by their employees and plan participants using a computer, a tablet or a smartphone. The WebMD Health Services platform provides an online personal health record application and personal health content, tools and other resources relevant to the specific individual’s eligibility, coverage and wellness profile, including decision-support applications that help users make informed decisions about health risks, lifestyle choices, healthcare providers, treatment options, and healthcare benefits options. The Company’s flexible architecture allows it to integrate with the client’s existing programs, Websites and intranets for their employees and plan participants. The Company also offers clients the ability to design team-based and individual wellness challenges that help foster a culture of wellness in the workplace. In addition, the Company offers telephonic, online and onsite health coaching and targeted condition management programs that help employees and plan participants make healthier lifestyle choices to achieve their health and wellness goals. The Company generates revenue from subscriptions to its WebMD Health Services

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

platform by employers and health plans, either directly or through its distributors. WebMD offers its health coaching services and its condition management programs on a per-participant basis.

Information Services. The Company also generates revenue from the sale of certain information products and services on a stand-alone basis using de-identified data that it licenses from a small number of third party data sources, of which the principal source is a license retained by HLTH Corporation (“HLTH”), the Company’s former parent company, in connection with the sale of its Emdeon Business Services (“EBS”) business. As the successor to HLTH, the Company received this license which provides the Company the rights to certain de-identified data from the operation of the EBS business (which is now known as Change Healthcare) through early February 2018 for use in the development and commercialization of various information products and services. Customers include data services, informatics and consulting companies.

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results to be expected for any subsequent period or for the entire year ending December 31, 2016. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

The unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents the revenues recognized from the four revenue groups described above during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Advertising and sponsorship
Biopharma and medical device	$88,685	$75,845
OTC, CPG and other	33,754	29,948

	122,439	105,793
Private portal services	28,255	29,322
Information services	7,859	8,228

	$158,553	$143,343

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loss Contingencies

The Company accounts for loss contingencies in accordance with Financial Accounting Standards Board (“FASB”) ASC No. 450, Contingencies. Under ASC No. 450, accruals for loss contingencies are recorded when both (i) the information available indicates that it is probable that a liability has been incurred and (ii) the amount of the loss can be reasonably estimated. The Company records adjustments to these accruals to reflect the status of negotiations, settlements, advice of counsel and other information and events related to an individual matter.

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

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income – Basic	$15,718	$10,004
Interest expense on 1.50% Notes, net of tax	878	864
Interest expense on 2.50% Notes, net of tax	1,827	—
Interest expense on 2.25% Notes, net of tax	457	—

Net income – Diluted	$18,880	$10,868

Denominator:
Weighted-average shares – Basic	37,267	36,393
Stock options and restricted stock	1,755	1,378
1.50% Notes	5,694	5,694
2.50% Notes	6,205	—
2.25% Notes	1,414	—

Adjusted weighted-average shares after assumed conversions – Diluted	52,335	43,465

Net income per common share:
Basic	$0.42	$0.27

Diluted	$0.36	$0.25

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

	Three Months Ended March 31,
	2016	2015
Options and restricted stock	1,000	3,168
2.25% Notes	—	3,511
2.50% Notes	—	6,205

	1,000	12,884

Recent Accounting Pronouncements

Accounting Pronouncements Adopted During 2016

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The revised guidance was effective for the Company beginning in the quarter ended March 31, 2016. The adoption of the revised guidance did not have any impact on the Company’s consolidated financial statements as it does not have any share-based awards with performance targets currently outstanding.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The revised guidance was effective for the Company, on a retrospective basis, beginning in the quarter ended March 31, 2016. The adoption of the revised guidance only affected the balance sheet classification of its debt issuance costs. The impact of this reclassification on the consolidated balance sheet as of December 31, 2015 was a decrease to other assets of $9,612, a decrease to the carrying amount of the 2.25% Convertible Notes due 2016 (the “2.25% Notes”) of $159, a decrease to the carrying amount of the 2.50% Convertible Notes due 2018 (the “2.50% Notes”) of $3,719 and a decrease to the carrying amount of the 1.50% Convertible Notes due 2020 (the “1.50% Notes”) of $5,734 (see table below).

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance in determining whether a cloud computing arrangement includes a software license. If it is determined that a cloud computing arrangement does include a software license, the software element should be accounted for consistent with the acquisition of other software licenses. If the arrangement does not include a software license, it should be accounted for as a service contract. The revised guidance was effective for the Company beginning in the quarter ended March 31, 2016 and will be applied prospectively to all arrangements entered into or materially modified after the effective date. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which requires that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, rather than retrospectively adjusting previously reported amounts. The revised guidance was effective for the Company, on a prospective basis, beginning in the quarter ended March 31, 2016. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent in the consolidated balance sheet instead of separating deferred taxes into current and noncurrent. The revised guidance was required to be effective for the Company beginning in the quarter ending March 31, 2017 and could be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. Early adoption was permitted and the Company has elected to early adopt the guidance in the quarter ended March 31, 2016 on a retrospective basis. The adoption of the revised guidance only affected the balance sheet classification of its deferred tax assets and liabilities, and the related valuation allowance. The impact of this reclassification on the consolidated balance sheet as of December 31, 2015 was a decrease to current deferred tax assets of $16,126, an increase to long-term deferred tax assets of $15,694 and a decrease to other long-term liabilities of $432 (see table below).

The following table summarizes the reclassifications made to the consolidated balance sheet as of December 31, 2015 in connection with the adoption of ASU No. 2015-03 and ASU No. 2015-17:

	December 31, 2015
	As Reported	As Adjusted
Current assets:
Deferred tax assets	16,126	—

Total current assets	850,602	834,476
Deferred tax assets	—	15,694
Other assets	20,464	10,852

TOTAL ASSETS	$1,165,967	$1,155,923

Current liabilities:
2.25% convertible notes due 2016	102,682	102,523

Total current liabilities	286,061	285,902
2.50% convertible notes due 2018	400,000	396,281
1.50% convertible notes due 2020	300,000	294,266
Other long-term liabilities	23,678	23,246

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,165,967	$1,155,923

Accounting Pronouncements to be Adopted in the Future

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the revised guidance requires

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU No. 2014-09 by one year. As a result, the revised guidance is effective for the Company beginning in the quarter ending March 31, 2018. Early adoption is permitted, but not before the original effective date of the guidance. The revised guidance is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. In March, April and May 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, respectively. ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12 provide supplemental adoption guidance and clarification to ASU No. 2014-09, and must be adopted concurrently with the adoption of ASU No. 2014-09. The Company has not yet determined the impact the revised guidance will have on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU No. 2016-01 also requires the change in fair value of many equity investments to be recognized in net income. The revised guidance is effective for the Company beginning in the quarter ending March 31, 2018. The Company has not yet determined the impact the revised guidance will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The revised guidance must be applied on a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The revised guidance is effective for the Company beginning in the quarter ending March 31, 2019. The Company has not yet determined the impact the revised guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The revised guidance is effective for the Company beginning in the quarter ending March 31, 2017. Early adoption is permitted. The Company has not yet determined the impact the revised guidance will have on its consolidated financial statements.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.25% Convertible Notes due 2016

On March 14, 2011, the Company issued $400,000 aggregate principal amount of its 2.25% Notes in a private offering. Net proceeds from the sale of the 2.25% Notes were approximately $387,400, after deducting the related offering expenses, of which approximately $50,000 was used to repurchase 868,507 shares of the Company’s Common Stock at a price of $57.57 per share, the last reported sale price of the Company’s Common Stock on March 8, 2011, which repurchase settled on March 14, 2011. Interest on the 2.25% Notes was payable semi-annually on March 31 and September 30 of each year, commencing September 30, 2011. Under the terms of the 2.25% Notes, holders were able to surrender their 2.25% Notes for conversion into the Company’s Common Stock at an initial conversion rate of 13.5704 shares of Common Stock per thousand dollars principal amount of the 2.25% Notes. This was equivalent to an initial conversion price of approximately $73.69 per share of Common Stock. In the aggregate, the 2.25% Notes were convertible into 5,428,160 shares of the Company’s Common Stock.

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

Effective September 10, 2014, after giving effect to an adjustment resulting from a tender offer for the Company’s Common Stock that the Company completed on September 9, 2014, the conversion rate was adjusted to 13.9202 shares of Common Stock per thousand dollars principal amount of the 2.25% Notes. This was equivalent to an adjusted conversion price of approximately $71.84 per share of Common Stock. In the aggregate, the 2.25% Notes were convertible into 3,511,120 shares of Common Stock following the September 10, 2014 adjustment.

During the three months ended September 30, 2015, the Company repurchased $149,550 principal amount of its 2.25% Notes for $151,038 in cash in privately negotiated transactions. After these repurchases, the remaining principal amount of the 2.25% Notes outstanding was $102,682, which, in the aggregate, was convertible into 1,429,354 shares of Common Stock. The 2.25% Notes matured on March 31, 2016 and the remaining principal amount of $102,682 was repaid to the holders of the 2.25% Notes.

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

The balance of the Company’s convertible notes as of March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016			December 31, 2015
	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2.25% Notes	$—	$—	$—	$102,682	$(159)	$102,523
2.50% Notes	$400,000	$(3,273)	$396,727	$400,000	$(3,719)	$396,281
1.50% Notes	$300,000	$(5,442)	$294,558	$300,000	$(5,734)	$294,266

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company did not have any Level 2 or Level 3 assets during the periods presented. The following table sets forth the Company’s Level 1 financial assets that were measured and recorded at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

		March 31, 2016			December 31, 2015
	Fair Value Estimate Using:	Amortized Cost Basis	Fair Value	Gross Unrealized Gains	Amortized Cost Basis	Fair Value	Gross Unrealized Gains
Cash and cash equivalents	Level 1	$592,871	$592,871	$—	$641,165	$641,165	$—
Available-for-sale security	Level 1	—	424	424	—	598	598

The Company’s available-for-sale security consists of an equity investment in a publicly traded company that completed its initial public offering in December 2014. The unrealized gain related to this investment, net of tax, is included within accumulated other comprehensive income in the accompanying consolidated balance sheets as of March 31, 2016 and December 31, 2015.

The Company also holds an investment in a privately held company which is carried at cost, and not subject to fair value measurements. However, if events or circumstances indicate that its carrying amount may not be recoverable, it would be reviewed for impairment. The Company made this investment in November 2008 by acquiring preferred stock. During November 2014, this investment was converted into a combination of preferred stock and debt securities of another privately held company through an acquisition. The total amount of the Company’s investment in this privately held company was $5,945 and $6,471 as of March 31, 2016 and December 31, 2015, respectively. The decrease during the three months ended March 31, 2016 was due to a partial cash redemption of this investment. Since the Company does not have the ability to exercise significant influence over this company, the investment is accounted for under the cost method and it is included in other assets on the accompanying consolidated balance sheets as of March 31, 2016 and December 31, 2015.

For disclosure purposes, the Company is required to measure the outstanding value of its debt on a recurring basis. The following table presents the carrying value and estimated fair value (based on Level 1 market price data) of the Company’s convertible notes that were carried at historical cost as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Principal Amount	Fair Value	Principal Amount	Fair Value
2.25% Notes	$—	$—	$102,682	$102,618
2.50% Notes	$400,000	$458,000	$400,000	$416,000
1.50% Notes	$300,000	$399,321	$300,000	$340,566

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Equity

Stock Repurchase Program

In August 2011, the Board of Directors established a stock repurchase program (the “Program”) through which the Company was authorized to use up to $75,000 to purchase shares of WebMD Common Stock, from time to time, in the open market through block trades or in private transactions, depending on market conditions and other factors. In October 2011, February 2014, March 2014, April 2014, November 2014 and September 2015, the Company’s Board of Directors authorized increases to the Program of $75,000, $50,000, $40,000, $30,000, $23,895 and $27,451, respectively. During the three months ended March 31, 2015, the Company repurchased 83,504 shares at an aggregate cost of $3,219 under the Program. The Company did not repurchase any shares of its Common Stock during the three months ended March 31, 2016. As of March 31, 2016, $34,056 remained available for repurchases under the Program.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income in the accompanying consolidated balance sheets as of March 31, 2016 and December 31, 2015 represents the unrealized gain on available-for-sale securities, net of taxes (see Note 3 for additional discussion).

5.    Intangible Assets

Intangible assets consist of the following:

	March 31, 2016				December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life(a)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life(a)
Content	$15,954	$(15,954)	$—	—	$15,954	$(15,954)	$—	—
Customer relationships	34,057	(29,733)	4,324	2.5	34,057	(29,218)	4,839	2.7
Technology and patents	17,882	(16,556)	1,326	1.3	17,882	(16,291)	1,591	1.5
Trade names-definite lives	2,530	(2,530)	—	—	2,530	(2,530)	—	—
Trade names-indefinite lives	4,464	—	4,464	n/a	4,464	—	4,464	n/a

Total	$74,887	$(64,773)	$10,114		$74,887	$(63,993)	$10,894

(a)	The calculation of the weighted-average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

Amortization expense was $780 and $833 during the three months ended March 31, 2016 and 2015, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year Ending December 31:
2016 (April 1st to December 31st)	$2,340
2017	$2,044
2018	$1,266

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Commitments and Contingencies

Legal Proceedings

Dual Diagnosis Treatment Center, et al. v. Blue Cross of California, et al.

On May 8, 2015, six providers of substance abuse and/or mental health treatment services located in the States of California, Arizona and Florida filed an action in the United States District Court for the Central District of California (the “Action”) initially against twenty-eight (28) Blue Cross and Blue Shield companies (collectively “Blue Cross”), as well as at least forty-one (41) health and benefit plans, including the WebMD Health and Welfare Plan (the “Health Plan”). Additional defendants have since been added. Horizon Blue Cross Blue Shield of New Jersey, one of the Blue Cross companies named as a defendant, serves as third-party claims administrator for the Health Plan, a welfare plan sponsored by the Company under the applicable provisions of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Company self-insures (up to the deductible amount under the Company’s stop loss insurance policy) the group health plan component of the Health Plan. The Company serves as “plan administrator” for the Health Plan under ERISA. The plaintiffs, “out-of-network” providers to Blue Cross, claim that Blue Cross improperly ignored assignments of benefits received by the plaintiffs from the individual plan participants and sent payments directly to such individual participants who then failed to remit those payments to the providers. Plaintiffs claim that defendants’ failures to honor the assignments violate ERISA and state law and they seek recovery for benefit claims in unspecified amounts that they claim have been paid to the wrong party together with attorney fees, as well as removal of all fiduciaries who are found to have breached ERISA-imposed duties under the relevant health and benefit plans on account of such conduct, and injunctive relief to enjoin Blue Cross from alleged unlawful practices regarding assignments of benefits. The Company has not yet filed an answer to the complaint. On September 14, 2015, most of the named defendants, including the Company, filed an omnibus motion to dismiss the complaint for failure to state a claim. Thereafter, the plaintiffs amended the complaint and added new parties. Defendants received an extension of time to respond to the amended complaint and on January 25, 2016, 184 defendants, including the Company, renewed the omnibus motion to dismiss after all new parties were served and appeared in the Action. Opposition papers were filed on the motion on March 21, 2016, and reply papers were filed by the moving defendants on April 4, 2016. Oral argument on the motion is currently scheduled for May 31, 2016. The Company is unable to predict the outcome of this action or to reasonably estimate the possible loss or range of loss, if any, arising from the claims asserted therein.

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

The 2005 Long-Term Incentive Plan (as amended, the “2005 Plan”) is the only existing plan under which future grants can be made. The maximum number of shares of the Company’s Common Stock that may be subject to awards under the 2005 Plan was 24,975,000 as of March 31, 2016, subject to adjustment in accordance with the terms of the 2005 Plan. The Company had an aggregate of 2,239,239 shares of Common Stock available for future grants under the 2005 Plan at March 31, 2016, of which 1,585,500 shares are available for grant only to individuals who are not executive officers of the Company (other than in the case of a new hire who joins the Company as an executive officer) or members of the Company’s Board of Directors.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

Generally, options under the Plans vest and become exercisable ratably over periods ranging from three to four years based on their individual grant dates, subject to continued employment on the applicable vesting dates, and generally expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of the Company’s Common Stock on the date of grant. The following table summarizes stock option activity for the Plans:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value(a)
Outstanding at January 1, 2016	7,870,435	$35.81
Granted	153,100	48.88
Exercised	(983,297)	36.69
Cancelled	(91,084)	41.41

Outstanding at March 31, 2016	6,949,154	$35.91	6.8	$185,711

Vested and exercisable at the end of the period	3,562,906	$31.96	5.2	$109,289

(a)	The aggregate intrinsic value is based on the market price of the Company’s Common Stock on March 31, 2016, which was $62.63, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on March 31, 2016.

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

	Three Months Ended March 31,
	2016	2015
Expected dividend yield	0.0%	0.0%
Expected volatility	0.41 - 0.44	0.46 - 0.48
Risk-free interest rate	1.01% - 1.71%	1.01% - 1.56%
Expected term (years)	4.1 - 4.8	4.1 - 4.7
Weighted-average fair value of options granted during the period	$17.93	$16.34

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

	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2016	854,845	$39.17
Granted	25,000	56.22
Vested	(59,136)	32.11
Forfeited	(5,917)	40.93

Balance at March 31, 2016	814,792	$40.19

Proceeds received from the exercise of options to purchase shares of the Company’s Common Stock were $30,165 and $4,488 during the three months ended March 31, 2016 and 2015, respectively. Additionally, in connection with the exercise of certain stock options and the vesting of restricted stock, the Company made payments of $890 and $1,044 during the three months ended March 31, 2016 and 2015, respectively, related to employee statutory withholding taxes that were satisfied by withholding shares of Common Stock of equal value from the respective employees. The proceeds and payments described above are reflected within cash flows from financing activities within the accompanying consolidated statements of cash flows.

The intrinsic value related to stock options that were exercised, combined with the fair value of shares of restricted stock that vested, aggregated $22,234 and $9,135 for the three months ended March 31, 2016 and 2015, respectively.

Other

Each year, the Company issues shares of its Common Stock to WebMD non-employee directors with a value equal to their annual board and committee retainers. The Company recorded $117 of stock-based compensation expense for both of the three months ended March 31, 2016 and 2015, in connection with these issuances.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended March 31,
	2016	2015
Stock options	$5,250	$4,660
Restricted stock	3,161	2,604
Other	117	117

Total stock-based compensation expense	$8,528	$7,381

Included in:
Cost of operations	$1,290	$1,389
Sales and marketing	1,562	1,448
General and administrative	5,676	4,544

Total stock-based compensation expense	$8,528	$7,381

As of March 31, 2016, approximately $53,475 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 2.2 years, related to the Plans.

Tax benefits attributable to stock-based compensation represented 38% of stock-based compensation expense for both of the three months ended March 31, 2016 and 2015.

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

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and is intended to provide an understanding of our results of operations, financial condition and changes in our results of operations and financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides: a general description of our company and its business; background information on certain trends, transactions and other developments affecting our company; and a discussion of how seasonal factors may impact the timing of our revenue.

•	Critical Accounting Estimates and Policies. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective and often complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (which we refer to as the SEC).

•	Results of Operations and Supplemental Financial and Operating Information. These sections provide our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on a consolidated basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of March 31, 2016.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

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

Information Services.    We generate revenue from the sale of certain information products and services on a stand-alone basis using de-identified data that we license from a small number of third party data sources, of which the principal source is a license retained by HLTH Corporation (or HLTH), our former parent company, in connection with the sale of its Emdeon Business Services (or EBS) business. As the successor to HLTH, we received this license which provides us the rights to certain de-identified data from the operation of the EBS business (now known as Change Healthcare) through early February 2018 for use in the development and commercialization of various information products and services. Customers include data services, informatics and consulting companies.

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

—	The Internet has become a primary source of information for physicians and other healthcare professionals seeking to improve clinical practice and to interact with their peers. The Internet has also become one of the primary means for physicians and other healthcare professionals to obtain CME and CE.

•	Online Marketing and Education Spending for Healthcare Products. Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating consumers and physicians about them; however, only a small portion is currently spent on online services. We believe that these companies, which represented approximately 74% of our advertising and sponsorship revenue in 2015, are aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians. In addition, in an effort to improve operating efficiencies, some pharmaceutical companies have been reducing their field sales forces in the past several years. For 2016, we believe that we are well-positioned to provide advertising solutions for pharmaceutical products that are currently being marketed as well as those in the pipeline for FDA approval. Many of these pharmaceutical products are expensive therapies that treat complex conditions affecting relatively small patient populations, for which we believe that our online services provide an efficient way to reach target audiences. However, notwithstanding our general expectation for increased future demand, we cannot predict the extent or the pace of any shift by pharmaceutical, biotechnology and medical device companies of their marketing expenditures to online services or to what extent they will choose WebMD to provide such services. Furthermore, our advertising and sponsorship revenue may vary significantly from quarter to quarter due to a number of other factors, many of which are outside our control, including economic and regulatory conditions generally and those specifically affecting healthcare industry participants, as well as the following:

—	The majority of our advertising and sponsorship contracts are for terms of approximately four to twelve months. We have relatively few longer term advertising and sponsorship contracts.

—	The time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program, as well as the additional time period before our services are delivered, may be longer than expected, especially for medium-sized and larger contracts, and may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals, including internal approvals relating to compliance with the laws and regulations applicable to the marketing of healthcare products. We have experienced, from time to time in the past, a lengthening of this internal review process by pharmaceutical and biotechnology companies, which has resulted in delays in contracting, as well as delays in recognizing expected revenue under executed contracts, and we cannot predict whether similar delays may occur in future periods.

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

•	Other Factors Affecting the Demand for Our Advertising and Sponsorship Services. Some of our pharmaceutical company customers have experienced patent expirations for certain of their products in the past several years and some are expected to experience patent expirations over the next several years. In the pharmaceutical industry, patent expirations allow for competition from lower-priced generic versions of the patented drugs and generally result in the termination of marketing efforts for the drug and, in certain instances, have resulted in reductions in the overall online advertising budgets for some of our customers. Our public portals advertisers and sponsors include companies that provide over-the-counter drugs and other healthcare products, food and beverages, beauty products and other consumer products, particularly for products and services that relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention, as well as clients such as retailers, pharmacies, hospitals, health insurance companies and government agencies. Revenues from these clients are more likely to reflect trends in general economic conditions than revenues from pharmaceutical, biotechnology and medical device companies. Accordingly, revenues from these clients may be subject to significant quarter-to-quarter variations and we may not be able to forecast those variations accurately. Our advertising and sponsorship services are subject to competition from numerous alternatives, including other Internet sites that focus on health-related content, Internet search engines, social media Internet sites, general interest consumer sites and traditional media. Such competition may result in smaller customer commitments or pressure to reduce prices, both of which could reduce our revenues and profit margins.

•	Traffic Trends. The WebMD Health Network reached an average of approximately 210.8 million unique users per month in the first quarter of 2016 and delivered approximately 4.40 billion page views during the quarter, increases of 1% and 4%, respectively, over the prior year period. Traffic to Medscape properties from physicians and other healthcare professionals averaged approximately 8.1 million physician sessions per month in the first quarter of 2016, an increase of approximately 13% over the prior year period.

—	Consumers and healthcare professionals are increasingly using smartphones, tablets and other mobile devices to access the Internet, with physicians increasingly using mobile devices during treatment at the point of care. Accordingly, the portion of our page views from mobile devices has increased rapidly in the past several years as usage has increased on mobile devices. During the first quarter of 2016: approximately 40% of our page views came from a U.S. smartphone; approximately 21% came from a U.S. personal computer (or PC); approximately 7% came from a U.S. tablet device; and approximately 32% came from non-U.S. sources. See “— Efforts to Increase Advertising and Sponsorship Revenue from Mobile” below for discussion of trends in our advertising and sponsorship revenue from mobile.

—	Starting in the third quarter of 2015, we began to experience slower growth in our overall traffic than in the prior several years and this has continued into the first quarter of 2016. We are working to understand the reasons for the slower growth. Based on the information available to us, we believe that the following may have contributed to it: slower growth in the total volume of health-related searches across Internet search engines; and changes that Google has implemented to the presentation of its search results. However, in the first quarter of 2016, our advertising and sponsorship revenue grew 16% from the prior year period, even though our overall page views grew more slowly. Overall traffic to The WebMD Health Network does not have a direct correlation to our advertising and sponsorship revenue, which can continue to grow even if overall traffic were to remain the same or go down. We create content on specific topics and program various parts of The WebMD Health Network to build and maintain traffic in areas most important to both our audience and our advertising and sponsorship clients. For example, the total Medscape audience is small compared to the total audience of The WebMD Health Network, but Medscape Websites and mobile apps contributed approximately 60% of our advertising and sponsorship revenue in 2015 because of the high value our clients place on being able to reach the Medscape audience of physicians and other healthcare professionals or to reach targeted portions of that Medscape audience.

•	Efforts to Increase Advertising and Sponsorship Revenue from Mobile. We remain focused on delivering a multi-screen platform that engages users on their personal computers, tablet devices and smartphones. As we broaden our mobile offerings for consumers and physicians, we are also expanding our mobile advertising and sponsorship products. We have been seeing increasing customer demand for mobile advertising and sponsorship and have been including mobile components in many of the multi-platform program configurations that we are selling to advertisers and sponsors. While we offer mobile as a stand-alone purchase, our advertising and sponsorship clients are generally interested in reaching a targeted audience, regardless of what device the user is engaging on, and choose multi-platform advertising and sponsorship programs. In 2015, our advertising and sponsorship revenue delivered on a mobile device grew to approximately $189 million, or 38% of our total advertising and sponsorship revenue, from approximately $156 million in 2014 (which was 34% of our total advertising and sponsorship revenue in that year). This includes stand-alone mobile advertising and sponsorship revenue as well as the allocation of multi-platform advertising and sponsorship revenue for the portion delivered on smartphone or tablet. With our significant scale in both desktop and mobile audience engagement and our ability to reach targeted portions of our audience, we believe that The WebMD Health Network is well-positioned to meet the needs of our advertising and sponsorship clients.

•	Social Media and Video Initiatives. Given the increasing prominence of social networks as important platforms for finding and consuming content, WebMD is working to enable users to more easily discover, share and interact with content from WebMD, not just on our own Websites, but also in other online locations. Some of our initiatives are directed toward the creation of new content offerings that are tailored for specific social networks and platforms. Our strategy to extend our content and brand beyond The WebMD Health Network will, in some cases, allow us to drive people back to WebMD’s sites, where we can monetize that traffic as we do today; in other cases, we expect to use new monetization models as we engage with users outside of WebMD’s sites. Another key aspect of these initiatives is to create new video content that is both highly engaging and easily sharable across social networks. To continue to build our video content into a scalable library, we are growing our team of video producers and editors, as well as building additional in-house expertise to create video content. We are also continuing to develop longer-form video offerings. We believe that by taking WebMD into new online environments and onto new platforms, we will strengthen our connection to existing users, reach new audiences and diversify our traffic sources. We expect that these efforts will, over time, allow us to create additional monetization opportunities.

•	Trends Affecting Our Services for Employers and Health Plans. In response to increasing healthcare costs, public and private sector employers and health plans have been changing benefit plan designs to increase deductibles, co-payments and other out-of-pocket costs and taking other steps to motivate employees and plan participants to live healthier lives and use healthcare in a cost-effective manner. In connection with shifting greater responsibility for healthcare costs to employees and plan participants, employers and health plans are making available more health and benefits information and decision-support applications to help their employees and plan participants make informed decisions about treatment options, health risks, lifestyle choices and healthcare providers. Since lifestyle choices, including choices regarding nutrition, exercise and tobacco use, are key drivers of health and can dramatically impact risks for acquiring chronic, costly health conditions, employers and health plans seek to reduce demand for healthcare services by focusing on health and wellness initiatives for their employees and plan participants. We believe that, through our WebMD Health Services private portals and related coaching and condition management services, we are well positioned to play a role in this environment. Our services help employees and plan participants make more informed health and benefit decisions, positively change health behaviors, manage health conditions and lead healthier lives. Our strategy depends, in part, on increasing usage of our services by our employer and health plan clients’ employees and plan participants and being able to demonstrate a sufficient return on investment and other benefits for our clients from those services. Increasing such usage requires us to continue to develop new and updated applications, features and services.

•	International. Physicians and healthcare professionals from around the world access our content in English through Medscape. In addition, we publish Spanish, French, Portuguese and German language editions of Medscape through which healthcare professionals can access our content in those languages. We have also entered into collaborations with companies having expertise in a specific country or region to extend our reach. We plan to continue to pursue opportunities to expand the reach of our brands outside the United States, particularly with respect to our healthcare professionals audience. In certain markets outside the United States, we expect to accomplish this through partnerships or joint ventures with other companies having expertise in the specific country or region, while in other such markets we expect to rely primarily on our own internal resources.

•	Other Initiatives. We are pursuing, and intend to continue to identify, new business opportunities where our consumer and physician audiences and our resources can be leveraged to develop additional products and services. We may pursue initiatives to create new or enhanced revenue streams or, alternatively, to increase audience engagement even when we have not identified any potential related revenue stream. New business initiatives present risks and challenges that may be different from the ones we have faced in the past. In addition, later events may alter the risks that were evaluated at the time decisions are made on specific initiatives. Failure to effectively identify and assess new business initiatives and to successfully implement them may adversely affect our company and its prospects.

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

Background Information on Certain Significant Developments and Transactions

Stock Repurchases.    During 2015, we repurchased 688,467 shares of our Common Stock at an aggregate cost of $28,406 under our stock repurchase program, of which 83,504 shares were purchased in the three months ended March 31, 2015 at an aggregate cost of $3,219. We did not repurchase any shares of our Common Stock during the three months ended March 31, 2016. As of March 31, 2016, $34,056 remained available for repurchases under the program.

Convertible Notes.    On January 11, 2011, we issued $400,000 aggregate principal amount of 2.50% Convertible Notes due 2018 (which we refer to as the 2.50% Notes) in a private offering. Unless previously converted, the 2.50% Notes will mature on January 31, 2018. Net proceeds from the sale of the 2.50% Notes were approximately $387,345, after deducting the related offering expenses, of which approximately $100,000 was used by us to repurchase 1,920,490 shares of WebMD Common Stock at a price of $52.07 per share, the last reported sale price of WebMD Common Stock on January 5, 2011, which repurchase settled on January 11, 2011. Interest on the 2.50% Notes is payable semi-annually on January 31 and July 31 of each year, commencing July 31, 2011. Under the terms of the 2.50% Notes, as adjusted following completion of tender offers by WebMD for its Common Stock in 2012, 2013 and 2014, holders may surrender their 2.50% Notes for conversion into WebMD Common Stock at a conversion rate of 15.5118 shares of WebMD Common Stock per thousand dollars principal amount of the 2.50% Notes. This is equivalent to a conversion price of approximately $64.47 per share of Common Stock. In the aggregate, the 2.50% Notes were convertible into 6,204,720 shares of Common Stock as of March 31, 2016.

On March 14, 2011, we issued $400,000 aggregate principal amount of 2.25% Convertible Notes due 2016 (which we refer to as the 2.25% Notes) in a private offering. The 2.25% Notes matured on March 31, 2016 and the remaining outstanding principal amount of $102,682 was repaid.

On November 26, 2013, we issued $300,000 aggregate principal amount of 1.50% Convertible Notes due 2020 (which we refer to as the 1.50% Notes) in a private offering. Unless previously converted, the 1.50% Notes will mature on December 1, 2020. Net proceeds from the sale of the 1.50% Notes were approximately $291,823, after deducting the related offering expenses. Interest on the 1.50% Notes is payable semi-annually on June 1 and December 1 of each year, commencing June 1, 2014. Under the terms of the 1.50% Notes, as adjusted in September 2014 following completion of a tender offer by WebMD for its Common Stock, holders may surrender their 1.50% Notes for conversion into WebMD Common Stock at a conversion rate of 18.9795 shares of Common Stock per thousand dollars principal amount of the 1.50% Notes. This is equivalent to a conversion price of approximately $52.69 per share of Common Stock. In the aggregate, the 1.50% Notes were convertible into 5,693,850 shares of Common Stock as of March 31, 2016.

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

Critical Accounting Estimates and Policies

Critical Accounting Estimates

Our MD&A is based upon our consolidated financial statements and notes to consolidated financial statements, which were prepared in conformity with U.S. generally accepted accounting principles (GAAP). The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, current business factors, and various other assumptions that we believe are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses and the disclosure of contingent liabilities. We are subject to uncertainties such as the impact of future events, economic and political factors, and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of our financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the Notes to our consolidated financial statements.

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

Contracts that contain multiple deliverables are subject to Accounting Standards Update (ASU) No. 2009-13 Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 requires the allocation of revenue to each deliverable of multiple-deliverable revenue arrangements, based on the relative selling price of each deliverable. It also defines the level of evidence of selling price required to separate deliverables and allows a company to make its best estimate of the selling price of deliverables when more objective evidence of selling price is not available.

Pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple deliverables, we allocate revenue to each deliverable based on relative selling price. The selling price for a deliverable is based on vendor-specific objective evidence (VSOE) if available, third-party evidence (TPE) if VSOE is not available, or best estimate of selling price if neither VSOE nor TPE is available. We then recognize revenue on each deliverable in accordance with our revenue recognition policies over the period that delivery occurs. VSOE of selling price is based on the price charged when the deliverable is sold separately. In determining VSOE, GAAP requires that a substantial majority of the selling prices fall within a reasonable range based on historical pricing trends for specific products and services. TPE is based on competitor prices of similar deliverables when sold separately. We are generally not able to determine TPE of selling price as we are unable to reliably determine what competitors’ selling prices are for comparable services, combined with the fact that our services often contain unique features and customizations such that comparable services do not exist. The determination of best estimate of selling price is a judgmental process that considers multiple factors including, but not limited to, recent selling prices and related discounting practices for each service, market conditions, customer classes, sales channels and other factors.

•	Long-Lived Assets. Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on fair value using exit price and market participant view, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill and indefinite-lived intangible assets, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill and indefinite-lived intangible assets, whenever indicators of impairment are present. We evaluate the carrying value of goodwill and indefinite-lived intangible assets annually, or whenever indicators of impairment are present. We test goodwill for impairment at the reporting unit level only when, after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value. Long-lived assets held for sale are reported at the lower of cost or fair value less cost to sell. There was no impairment of goodwill or indefinite-lived intangible assets in 2015 or during the three months ended March 31, 2016.

•	Stock-Based Compensation. Stock-based compensation expense for all share-based payment awards granted is determined based on the grant date fair value. The grant date fair value for stock options is estimated using the Black-Scholes Option Pricing Model. We recognize these compensation costs net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment awards. As of March 31, 2016, there was approximately $53,475 of unrecognized stock-based compensation expense (net of estimated forfeitures) related to unvested stock options and restricted stock held by employees, which is expected to be recognized over a weighted-average period of approximately 2.2 years, related to our stock-based compensation plans.

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

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2016		2015
	$	% (a)	$	% (a)
Revenue	$158,553	100.0	$143,343	100.0
Cost of operations	62,513	39.4	57,877	40.4
Sales and marketing	33,756	21.3	32,476	22.7
General and administrative	23,756	15.0	21,453	15.0
Depreciation and amortization	7,487	4.7	8,245	5.8
Interest income	206	0.1	17	—
Interest expense	5,100	3.2	6,172	4.3

Income before income tax provision	26,147	16.5	17,137	12.0
Income tax provision	10,429	6.6	7,133	5.0

Net income	$15,718	9.9	$10,004	7.0

(a)	Amounts may not add due to rounding.

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

The following table is a summary of our non-cash expenses included in the respective statements of operations captions:

	Three Months Ended March 31,
	2016	2015
Stock-based compensation expense included in:
Cost of operations	$1,290	$1,389
Sales and marketing	1,562	1,448
General and administrative	5,676	4,544

Total stock-based compensation expense	$8,528	$7,381

Three Months Ended March 31, 2016 and 2015

The following discussion is a comparison of our results of operations for the three months ended March 31, 2016 and 2015.

Revenue

Our total revenue increased 10.6% to $158,553 for the three months ended March 31, 2016 from $143,343 in the prior year period. The increase was due to an increase in advertising and sponsorship revenue of $16,646, which was offset by a decrease in private portal services revenue of $1,067 and a decrease in information services revenue of $369. A more detailed discussion regarding changes in these revenue groupings is included below under “– Supplemental Financial and Operating Information.”

Costs and Expenses

Cost of Operations. Cost of operations increased to $62,513 for the three months ended March 31, 2016 from $57,877 in the prior year period. As a percentage of revenue, cost of operations was 39.4% in the first quarter of 2016, compared to 40.4% in the prior year period. Included in cost of operations in the three months ended March 31, 2016 was non-cash expense related to stock-based compensation of $1,290, compared to $1,389 in the prior year period. Cost of operations, excluding such non-cash expense, was $61,223 or 38.6% of revenue for the three months ended March 31, 2016, compared to $56,488 or 39.4% of revenue for the prior year period. The increase in absolute dollars was primarily attributable to the increased expense associated with the delivery of our advertising and sponsorship programs and the operations of our Websites.

Sales and Marketing. Sales and marketing expense was $33,756 for the three months ended March 31, 2016 compared to $32,476 in the prior year period. As a percentage of revenue, sales and marketing expense was 21.3% in the first quarter of 2016, compared to 22.7% in the prior year period. Included in sales and marketing expense was non-cash expense related to stock-based compensation of $1,562 and $1,448 in the first quarters of 2016 and 2015, respectively. Sales and marketing expense, excluding such non-cash expense, was $32,194 or 20.3% of revenue for the three months ended March 31, 2016, compared to $31,028 or 21.6% of revenue for the prior year period. The decrease in sales and marketing expense as a percentage of revenue, excluding the non-cash expenses discussed above, for the first quarter of 2016 compared to the first quarter of 2015, was primarily due to the increase in our revenue of 10.6% without an increase in our sales and marketing expenses as certain of these expenses are generally fixed in nature.

General and Administrative. General and administrative expense was $23,756 for the three months ended March 31, 2016, compared to $21,453 in the prior year period. As a percentage of revenue, general and administrative expense was 15.0% in the first quarters of 2016 and 2015. Included in general and administrative expense in the first quarters of 2016 and 2015 was non-cash stock-based compensation expense of $5,676 and $4,544, respectively. General and administrative expense, excluding such non-cash expense, was $18,080 or 11.4% of revenue for the three months ended March 31, 2016, compared to $16,909 or 11.8% of revenue for the prior year period. The decrease in general and administrative expense as a percentage of revenue, excluding the non-cash expenses discussed above, for the first quarter of 2016 compared to the first quarter of 2015, was primarily due to the increase in our revenue of 10.6% without an increase in our general and administrative expenses as certain of these expenses are generally fixed in nature.

Depreciation and Amortization. Depreciation and amortization expense was $7,487 for the three months ended March 31, 2016, compared to $8,245 in the same period last year.

Interest Income. Interest income was $206 for the three months ended March 31, 2016, compared to $17 in the same period last year.

Interest Expense. Interest expense was $5,100 for the three months ended March 31, 2016 compared to $6,172 in the same period last year. These amounts included non-cash interest expense, related to the amortization of debt issuance costs for convertible debt, of $897 and $1,128 for the three months ended March 31, 2016 and 2015, respectively. The decrease in interest expense for the three months ended March 31, 2016, compared to the prior year period, was due to the repurchase of $149,550 principal amount of our 2.25% Notes during the three months ended September 30, 2015.

Income Tax Provision. The income tax provision was $10,429 for the three months ended March 31, 2016, compared to $7,133 in the prior year period.

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

	Three Months Ended March 31,
	2016	2015
Revenue
Advertising and sponsorship
Biopharma and medical device	$88,685	$75,845
OTC, CPG and other	33,754	29,948

	122,439	105,793
Private portal services	28,255	29,322
Information services	7,859	8,228

	$158,553	$143,343

Earnings before interest, taxes, non-cash and other items (Adjusted EBITDA)	$47,056	$38,918

Interest, taxes, non-cash and other items
Interest income	206	17
Interest expense	(5,100)	(6,172)
Income tax provision	(10,429)	(7,133)
Depreciation and amortization	(7,487)	(8,245)
Non-cash stock-based compensation	(8,528)	(7,381)

Net income	$15,718	$10,004

The following discussion is a comparison of the results of operations for our groups of revenue and our Adjusted EBITDA for the three months ended March 31, 2016 and 2015.

Advertising and Sponsorship. Advertising and sponsorship revenue was $122,439 in the three months ended March 31, 2016, an increase of $16,646 or 15.7% from the prior year period. The increase in revenue was primarily attributable to the increased adoption of our advertising and sponsorship offerings by biopharma and medical device companies, as well as our OTC, CPG and Other customers, which represented increases of $12,840 and $3,806, respectively. In general, pricing remained relatively stable for our public portal advertising and sponsorship offerings and was not a significant source of the revenue increase.

Private Portal Services. Private portal services revenue was $28,255 in the three months ended March 31, 2016, a decrease of $1,067 or 3.6% from the prior year period. This decrease was primarily attributable to the timing of the delivery of certain discretionary services for certain client programs. In general, pricing remained relatively stable for our private portal services and was not a significant source of the revenue decrease. The number of customers using our private portal platform at March 31, 2016 was 89 compared to 96 customers using our private portal platform at March 31, 2015.

Information Services. Information services revenue was $7,859 in the three months ended March 31, 2016, a decrease of $369 or 4.5% from the prior year period. This decrease was primarily attributable to timing of the delivery of certain customer contracts.

Adjusted EBITDA. Adjusted EBITDA increased to $47,056 or 29.7% of revenue in the three months ended March 31, 2016 from $38,918 or 27.2% of revenue in the prior year period. This increase as a percentage of revenue was primarily due to the higher revenue in 2016. Many of our expenses are fixed in nature and do not vary directly with revenue and, accordingly, our Adjusted EBITDA as a percentage of revenue will fluctuate primarily as a result of changes in our revenue.

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

Liquidity and Capital Resources

As of March 31, 2016, we had $592,871 of cash and cash equivalents, and working capital of $610,906. Our cash and cash equivalents and working capital are affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, the timing of interest payments related to our convertible debt, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities during the three months ended March 31, 2016 was $25,919, which related to net income of $15,718, adjusted for a non-cash income tax provision of $1,177 related to deferred income taxes, and other non-cash expenses of $16,912, which include depreciation and amortization expense, non-cash interest expense and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities resulted in a decrease in cash of $7,888, primarily due to cash used as a result of a decrease in accrued liabilities of $20,147 and an increase in accounts receivable of $3,070, which was offset by cash provided by an increase in deferred revenue of $13,598 and a decrease in prepaid and other assets of $1,731.

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

Cash used in investing activities was $8,703 and $3,670 during the three months ended March 31, 2016 and 2015, respectively. This amount included purchases of property and equipment of $9,229 and $3,670 in the three months ended March 31, 2016 and 2015, respectively. Additionally, included in investing activities in the three months ended March 31, 2016 was the receipt of $526 related to the partial redemption of a cost-method investment.

Cash used in financing activities was $65,510 in the three months ended March 31, 2016 and cash provided by financing activities was $7,809 in the three months ended March 31, 2015. We used cash of $102,682 in the first quarter of 2016 to repay our 2.25% Notes which matured on March 31, 2016. During the three months ended March 31, 2016 and 2015, we received cash proceeds of $30,165 and $4,488, respectively, related to the exercise of stock options, and used cash of $890 and $1,044, respectively, for withholding taxes on stock-based awards. Cash flows from financing activities for the three months ended March 31, 2016 and 2015 also include excess tax benefits on stock-based awards of $7,897 and $7,584, respectively. Additionally, we used cash of $3,219 in the first quarter of 2015 to repurchase shares of our Common Stock through our authorized repurchase program.

Potential future uses of cash include repurchases of our Common Stock and our anticipated capital expenditure requirements for 2016, which we currently estimate to be approximately $25,000 to $35,000 and which primarily relate to improvements that will be deployed across our public and private portal Websites in order to enable us to service future growth in unique users and page views, as well as to create new sponsorship areas for our customers, and to improve the systems used to provide our private portal applications. Additionally, our capital expenditures during 2016 will include the remaining costs associated with the relocation and expansion of our corporate office facilities.

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

Recent Accounting Pronouncements

Accounting Pronouncements Adopted During 2016

In June 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The revised guidance was effective for us beginning in the quarter ended March 31, 2016. The adoption of the revised guidance did not have any impact on our consolidated financial statements as we do not have any share-based awards with performance targets currently outstanding.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The revised guidance was effective for us, on a retrospective basis, beginning in the quarter ended March 31, 2016. The adoption of the revised guidance only affected the balance sheet classification of our debt issuance costs.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance in determining whether a cloud computing arrangement includes a software license. If it is determined that a cloud computing arrangement does include a software license, the software element should be accounted for consistent with the acquisition of other software licenses. If the arrangement does not include a software license, it should be accounted for as a service contract. The revised guidance was effective for us beginning in the quarter ended March 31, 2016 and will be applied prospectively to all arrangements entered into or materially modified after the effective date. The adoption of this guidance did not have an impact on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which requires that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, rather than retrospectively adjusting previously reported amounts. The revised guidance was effective for us beginning in the quarter ended March 31, 2016. The adoption of this guidance did not have an impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent in the consolidated balance sheet instead of separating deferred taxes into current and noncurrent. The revised guidance was required to be effective for us beginning in the quarter ending March 31, 2017 and could be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. Early adoption was permitted and we have elected to early adopt the guidance in the quarter ended March 31, 2016 on a retrospective basis. The adoption of the revised guidance only affected the balance sheet classification of our deferred tax assets and liabilities, and the related valuation allowance.

Accounting Pronouncements to be Adopted in the Future

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the revised guidance requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU No. 2014-09 by one year. As a result, the revised guidance is effective for us beginning in the quarter ending March 31, 2018. Early adoption is permitted, but not before the original effective date of the guidance. The revised guidance is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. In March, April and May 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, respectively. ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12 provide supplemental adoption guidance and clarification to ASU No. 2014-09, and must be adopted concurrently with the adoption of ASU No. 2014-09. We have not yet determined the impact that the revised guidance will have on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU No. 2016-01 also requires the change in fair value of many equity investments to be recognized in net income. The revised guidance is effective for us beginning in the quarter ending March 31, 2018. We have not yet determined the impact that the revised guidance will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The revised guidance must be applied on a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The revised guidance is effective for us beginning in the quarter ending March 31, 2019. We have not yet determined the impact the revised guidance will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The revised guidance is effective for us beginning in the quarter ending March 31, 2017. Early adoption is permitted. We have not yet determined the impact the revised guidance will have on our consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal and maintain adequate liquidity.

The value of our cash and money market investments, which was approximately $593 million at March 31, 2016, is not subject to changes in interest rates.

The 2.50% Notes and the 1.50% Notes have fixed interest rates; therefore, changes in interest rates will not impact our results of operations or financial position.

ITEM 4.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2016. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of March 31, 2016.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and the Chief Financial Officer, concluded that there were no changes in WebMD’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

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

If consumers and healthcare professionals do not perceive our content, applications and tools to be useful, reliable and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement with our health information services. We cannot assure you that we will be able to continue to develop or acquire needed content, applications and tools at a reasonable cost. In addition, since consumer users of our public portals may be attracted to The WebMD Health Network as a result of a specific condition or for a specific purpose, it is difficult for us to predict the rate at which they will return to our public portals. Because we generate revenue by, among other things, selling sponsorships of specific pages, sections or events on The WebMD Health Network, a decline in user traffic levels or a reduction in the number of pages viewed by users could cause our advertising and sponsorship revenue to decrease and could have a material adverse effect on our results of operations. However, overall traffic to The WebMD Health Network does not have a direct correlation to our advertising and sponsorship revenue, which can continue to grow even if overall traffic were to remain constant or go down. Our ability to generate advertising and sponsorship revenue depends primarily on our ability to create content on specific topics and to program various parts of The WebMD Health Network to build and maintain traffic in areas most important to both our audience and our advertising and sponsorship clients. If we are unable to do that, our advertising and sponsorship revenue could decrease even if our overall traffic remains the same or increases.

A significant portion of the traffic to The WebMD Health Network is directed to us through algorithmic search results on Internet search engines and, if we are less prominent in search results or our traffic from search is otherwise reduced, our business and operating results could be harmed

A significant portion of the traffic to The WebMD Health Network is directed to us through the algorithmic search results on Internet search engines. In addition to providing quality content and tools, we seek to produce and deliver our content and tools in ways that will cause them to rank well in algorithmic search engine results, which makes it more likely that search engine users will visit our Websites. This is commonly referred to as search engine optimization, or SEO. However, there can be no assurance that our SEO efforts will succeed in improving the ranking of our content or, even if they do result in such improvement, there can be no assurance that the improved ranking will result in increased numbers of users and page views for our Websites. In addition, search engines frequently change the criteria that determine site rankings in their search results or make other changes and our SEO efforts may not be successful if we do not respond to those changes appropriately and on a timely basis. Search engine providers may also prioritize search results generated by certain types of queries, including health-related queries, based on criteria they select, which could, in some circumstances, reduce the ranking that would otherwise be provided to our Websites and increase the ranking of other sites. If we are unable to respond effectively to changes made by search engine providers in their algorithms and other processes or to respond effectively to other factors and challenges that may impair our ability to attract traffic through search, a substantial decrease in traffic to The WebMD Health Network could occur, which could cause our revenue to decrease and could have a material adverse effect on our results of operations. We cannot predict if, or how long, efforts to improve SEO or otherwise increase traffic may take to mitigate any such declines.

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

If we fail to maintain successful monetization strategies for smartphone traffic, our financial results could be adversely affected

The number of people, including the number of physicians and other healthcare professionals, who access online content and services through smartphones has increased rapidly and is expected to continue to increase. Accordingly, the portion of our page views from smartphones has increased rapidly and is expected to continue to increase. The monetization of smartphone page views can be challenging because of the smaller screen size. If we are unable to maintain successful monetization strategies for smartphone traffic, our financial results could be negatively affected.

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

Developing and implementing new and updated features and services may be more difficult than expected and may not result in sufficient increases in revenue to justify the costs

In order to attract and retain users of our public portals and our mobile applications and clients for our private portals, we must continue to improve the technology underlying those portals and applications and continue to develop new and updated features and services for those portals and applications. If we are unable to do so on a timely basis or if we are unable to implement new features and services without disruption to our existing ones, we may lose potential users and clients. For example, we are in the process of working to enable users to more easily discover, share and interact with content from WebMD not just on our Websites but also in other online locations and, in support of this initiative, we are creating new content offerings tailored for specific social networks and platforms and building our capabilities to create video content. If we are not successful in creating content offerings that support this initiative, our ability to compete for advertising and sponsorship revenue may be reduced. Even if we are successful in creating such content offerings and users respond favorably, there can be no assurance that we will be able to adequately monetize audience usage of such content or to drive sufficient traffic to our own Websites to make this initiative profitable.

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

In addition, outside the United States, we face competition from locally based companies that have experience doing business in their home countries or regions and familiarity with local business practices, customs and laws and, as a result, generally do not face, or are better positioned to face, the risks described above.

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

To operate without interruption or loss of data, both we and our service providers must guard against:

•	damage from fire, power loss and other natural disasters;

•	communications failures;

•	software and hardware errors, failures and crashes;

•	security breaches, computer viruses, distributed denial-of-service attacks and similar disruptive problems; and

•	other potential service interruptions.

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

•	False Claims Laws. The Federal False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a Federal healthcare program. The whistleblower (or “qui tam”) provisions of the Federal False Claims Act allow a private individual to bring actions on behalf of the Federal government alleging that the defendant has submitted a false claim to the federal government and to share in any monetary recovery. After the filing of a qui tam suit, the Federal government may intervene and control the case; if it does not, the private individual may pursue the claim on his or her own. In addition, various states and European countries have enacted false claim laws analogous to the Federal False Claims Act, and many of these laws apply where a claim is submitted to any third-party payor and not merely a federal healthcare program. When an entity is determined to have violated the Federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government plus civil penalties. In recent years an increasing number of Federal False Claims Act cases have been brought against drug manufacturers and resulted in significant monetary settlements and imposition of federally supervised corporate integrity agreements in circumstances that include allegations that company-sponsored continuing medical education (or CME) was unlawful off-label promotion. It is not clear whether there is a basis for the application of the Federal False Claims Act to the types of services that WebMD provides. However, plaintiffs have in the past, and may in the future, seek to name us as defendants in these types of cases. Any action against us for violation of these laws could cause us to incur significant legal expenses and may adversely affect our ability to operate our business. Similarly, False Claims Act actions and resulting corporate integrity agreements involving our customers may reduce the use of our services by our advertising and sponsorship clients.

•	Medical Professional Regulation. The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine. If a state determines that some portion of our business violates these laws, it may seek to have us discontinue those portions or subject us to penalties or licensure requirements.

•	Regulation of Mobile Medical Applications and Other Mobile Health Technology. Over the last several years, the FDA has issued guidance regarding mobile medical applications and other mobile health technology, clarifying the agency’s intent to regulate only those applications that meet the agency’s definition of “device” and could pose a risk to patients’ safety if they fail to work as intended. The FDA is exercising enforcement discretion with respect to certain lower risk mobile applications that meet the device definition. Mobile applications that do not meet the device definition are beyond the FDA’s jurisdiction and, accordingly, are not subject to the agency’s oversight. In February 2015, the FDA issued guidance stating it would refrain from exercising enforcement over certain products that promote health or healthy lifestyles even when promoted for patients with certain diseases or conditions. In light of FDA guidance, we believe that none of our existing online services and mobile applications are subject to regulation as a medical device under applicable FDA regulations. We are required to determine whether FDA regulations would apply to any of our applications and the FDA could disagree with our determination. It is also possible that products or services that we may offer in the future could subject us to such regulation or that current rules could change or be interpreted to apply to some of our existing online services or mobile applications. Complying with such regulations could be burdensome and expensive and could delay our introduction of new services or applications.

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

Internet and mobile user privacy, personal data security and the use of consumer information to track online activities are major issues both in the United States and abroad. The FTC and state attorneys general continue to pay close attention to Internet privacy issues and, under their current unfair or deceptive trade practices authority, have been active in investigating and entering into consent decrees with companies because of the online privacy and data security practices of those companies. In May 2014, the FTC held a seminar focusing on privacy issues associated with “consumer generated and controlled health data.” The FTC’s evolving privacy enforcement activities, as reflected in its workshops, reports and enforcement actions, may be relevant to services we offer. In the U.S., there is a possibility of new legislation and regulation and increased enforcement activities relating to privacy and behavioral advertising. In addition, changes in industry practice (whether on their own or when combined with regulatory changes) could adversely impact our ability to deliver advertisements based on online behavior. For example, it is possible that at some point in the future, it will be a common Internet practice for Websites to honor “Do Not Track” settings in Internet browsers that are turned on by default. Whether through industry practice or in combination with government regulation, such a development could limit our ability to serve advertisements to consumers based on online behavior on third party sites or on our sites, which could adversely affect our revenue.

In Europe, Directive 2009/136/EC of the European Parliament and of the Council requires the user’s full information and consent prior to the installation and use of any so-called “cookie” on a user’s computer. This Directive has been implemented differently, if at all, in member states of the European Union and national requirements to remain compliant with the respective laws may vary. Nevertheless, the provisions of this directive, whether or not effectively implemented in national laws, are now applicable in all the member states of the European Union and enforcement actions are now being considered by local data protection authorities. Under the General Data Protection Regulation (GDPR) that was granted final approval by the European Parliament in April 2016, additional requirements for users’ consent for offline and online marketing will apply. The GDPR, a European-wide regulation that will be fully enforceable by May 25, 2018, will replace and further strengthen the already very densely regulated area of Internet privacy in Europe. In addition, the GDPR and recent case law in some European countries will increase the likelihood of applicability of European law to entities established outside the European Union but processing data of European data subjects.

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

Failure to comply with laws relating to privacy and security of personal information, including personal health information, could result in liability to us, and concerns about privacy-related issues could damage our reputation and our business

Privacy and security of personal information stored or transmitted electronically, including personal health information, are a major issue in the United States and abroad. While we strive to comply with all applicable privacy and security laws and regulations, as well as our own posted privacy policies, legal standards for privacy (including, but not limited to, “unfairness” and “deception” as enforced by the FTC and state attorneys general) continue to evolve and any failure or perceived failure to comply may result in private party litigation against us or proceedings or actions against us by government entities, or could cause us to lose users and customers, which could have a material adverse effect on our business. There has recently been an increase in the number of privacy-related lawsuits filed against companies. In addition, we are unable to predict what additional legislation or regulation in the area of privacy of personal information, including personal health information, could be enacted and what effect that could have on our operations and business. Concerns about our practices with regard to the collection, use, disclosure, or security of personal information or other privacy-related matters, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation and harm our business.

The Privacy Standards and Security Standards under the Health Insurance Portability and Accountability Act of 1996 (or HIPAA), as amended by the Health Information Technology for Economic and Clinical Health (HITECH) Act of 2009, establish a set of national privacy and security standards for the handling of protected health information by health plans, healthcare clearinghouses and healthcare providers (referred to as “covered entities”) and their “business associates,” which are persons or entities that perform certain services for, or functions or activities on behalf of, a covered entity that involve the creation, receipt, maintenance, or transmission of protected health information. Certain portions of our business, such as those managing employee or plan member health information for employers or health plans, are subject to HIPAA as business associates of covered entities. In addition to imposing privacy and security requirements, HIPAA also creates obligations for us to report any unauthorized acquisition, access, use or disclosure of protected health information, known as a breach, to our covered entity customers. The 2013 final HITECH rule modified the breach reporting standard in a manner that made more data security incidents qualify as reportable breaches. In addition, HITECH and its implementing regulations imposed similar data breach notification requirements on vendors of personal health records that require us to notify affected individuals, the FTC, and, in some cases, the media in the event of a data breach involving the unsecured personal information of users of our public portal services. Violations of HIPAA may result in civil and criminal penalties and could damage our reputation and harm our business. HITECH increased civil penalty amounts for violations of HIPAA and significantly strengthened enforcement by requiring the U.S. Department of Health and Human Services (HHS) to conduct periodic audits to confirm compliance and authorizing state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of HIPAA Privacy Standards and Security Standards that threaten the privacy of state residents. We cannot assure you that we will adequately address the risks created by these amended HIPAA Privacy Standards and Security Standards. In addition, we are unable to predict what changes to these Standards might be made in the future or how those changes, or other changes in applicable laws and regulations, could affect our business.

In Europe, transfers of EU individuals’ personal data from EU member states to countries not recognized as having adequate protections for personal data, which includes the U.S., are regulated by the Directive 95/46/EC and its national implementations. On October 6, 2015, the Court of Justice of the European Union (CJEU), the European Union’s highest court, declared the U.S.-EU Safe Harbor Framework invalid as a mechanism to legitimize transfers of personal data from the EU to the U.S. On February 3, 2016, the European Commission and the U.S. Department of Commerce announced a newly agreed EU-U.S. Privacy Shield, which is designed to replace the Safe Harbor Framework. The Privacy Shield does not entirely clarify the situation of data transfer yet. The Article 29 Data Protection Working Party has confirmed that EU data protection authorities will deal with related cases and complaints on a case-by-case basis and that a new position about data transfers is still under scrutiny. WebMD is assessing alternatives to the Safe Harbor Framework to legitimatize relevant cross-border data transfers. There is a risk that EU data protection authorities, as a result of the CJEU decision, may conclude that various alternatives are not sufficient and that they could investigate or bring enforcement actions with criminal and administrative sanctions. Such actions could also damage our business and harm our reputation.

Criminal sanctions in Europe for violations of national implementations of the data protection Directive 95/46/EC and of the e-Privacy Directive 2002/58/EC are rarely imposed, though national implementations provide for both criminal and administrative sanctions. For example, France and Germany provide for administrative fines of up to 300,000 Euros in case of illegal collection or processing of personally identifiable information. Under the General Data Protection Regulation, there can be fines of up to 10,000,000 Euros or up to 2% of the global sales for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of the global sales for more serious offenses. Some European countries may anticipate the increase of the sanctions without waiting for the GDPR enforceability in 2018.

Failure to maintain CME accreditation could adversely affect Medscape, LLC’s ability to provide online CME offerings

Medscape, LLC’s CME activities are planned and implemented in accordance with the current Essential Areas and Elements and the Policies of the Accreditation Council for Continuing Medical Education (or ACCME), which oversees providers of CME credit, and other applicable accreditation standards. The ACCME’s standards for commercial support of CME are intended to assure, among other things, that CME activities of ACCME-accredited providers, such as Medscape, LLC, are independent of “commercial interests,” which are defined as entities that produce, market, re-sell or distribute healthcare goods and services, excluding certain organizations. Commercial interests and entities owned or controlled by commercial interests are ineligible for accreditation by the ACCME. From time to time, the ACCME revises its standards for commercial support of CME. As a result of certain past ACCME revisions, we adjusted our corporate structure and made changes to our management and operations intended to allow Medscape, LLC to provide CME activities that are developed independently from programs developed by its sister companies, which may not be independent of commercial interests. We believe that these changes allow Medscape, LLC to satisfy the applicable standards.

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

Other Risks Applicable to Our Company and to Ownership of Our Securities

Provisions in our organizational documents and Delaware law may inhibit a takeover, which could adversely affect the value of our Common Stock

Our Restated Certificate of Incorporation and By-laws, as well as Delaware corporate law, contain provisions that could delay or prevent a change of control or changes in our management and board of directors that holders of our Common Stock might consider favorable and may prevent them from receiving a takeover premium for their shares. These provisions include, for example, our classified board structure and the authorization of our board of directors to issue up to 50 million shares of preferred stock without a stockholder vote. In addition, our Restated Certificate of Incorporation provides that stockholders may not act by written consent and may not call special meetings. These provisions apply even if an offer to purchase our company may be considered beneficial by some of our stockholders. If a change of control or change in management is delayed or prevented, the market price of our Common Stock could decline.

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

(c) The following table provides information about purchases by WebMD during the three months ended March 31, 2016 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
1/1/16 - 1/31/16	521	$50.21	—	$34,056,192
2/1/16 - 2/29/16	2,601	$52.02	—	$34,056,192
3/1/16 - 3/31/16	19,850	$56.85	—	$34,056,192

Total	22,972	$56.16	—

(1)	Represents shares withheld from WebMD Restricted Common Stock that vested during the respective periods in order to satisfy withholding tax requirements related to the vesting of the awards. The value of these shares was determined based on the closing price of WebMD Common Stock on the date of vesting.

(2)	In August 2011, a stock repurchase program (the “Program”) was established through which WebMD was authorized to use up to $75,000,000 to purchase shares of its Common Stock. Increases to the Program of $75,000,000, $50,000,000, $40,000,000, $30,000,000, $23,895,000 and $27,450,843 were authorized in October 2011, February 2014, March 2014, April 2014, November 2014 and September 2015, respectively. For additional information, see Note 4 to the Consolidated Financial Statements included in this Quarterly Report.

ITEM 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBMD HEALTH CORP.

By:	/s/ PETER ANEVSKI
Peter Anevski
Executive Vice President and
Chief Financial Officer

Date: May 10, 2016

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2016)

10.1	Amendment No. 6, dated as of March 10, 2016, to the WebMD Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.48 to Amendment No. 1, filed April 29, 2016, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015)*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Section 1350 Certification of Chief Executive Officer of Registrant

32.2	Section 1350 Certification of Chief Financial Officer of Registrant

99.1	Explanation of Non-GAAP Financial Measures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Agreement relates to executive compensation.

E-1