Form 10-Q
period 2016-06-30
WebMD Health Corp.
filed 2016-08-09
CIK 1326583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Yes  ☐        No  ☑

As of August 3, 2016, the Registrant had 38,986,037 shares of Common Stock outstanding (including unvested shares of restricted Common Stock).

WEBMD HEALTH CORP.

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2016

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. The following important risks and uncertainties could affect our future results, causing those results to differ materially from those expressed in our forward-looking statements:

•	failure to achieve sufficient levels of usage of the Websites and mobile applications in The WebMD Health Network or of our WebMD Health Services platform and related services;

•	the inability to successfully deploy new or updated applications or services for The WebMD Health Network and our WebMD Health Services platform or, if deployed, the failure to create new or enhanced revenue streams from those applications or services;

•	failure to attract sufficient consumers and healthcare professionals to our Websites and mobile applications, including as a result of existing and new competitors for those audiences;

•	competition for advertisers and sponsors for our Websites and mobile applications and for employer and health insurer clients of our WebMD Health Services platform;

•	reductions in promotional and educational spending by pharmaceutical and biotechnology companies, whether resulting from the number and timing of regulatory approvals of new products or indications, from the number and timing of regulatory approvals of generic products that compete with existing brand name products or from other factors affecting the relevant markets;

•	failure to preserve and enhance the “WebMD” and “Medscape” brands and our other brands;

•	the inability to provide health coaching and condition management services that meet the needs of clients and potential clients of our WebMD Health Services platform or the failure to do so with sufficient efficiency to make those services profitable for us;

•	the inability to attract and retain qualified personnel;

•	adverse economic conditions and disruptions in the capital markets;

•	adverse changes in general business or regulatory conditions affecting the healthcare, information technology and Internet industries; and

•	the Risk Factors described in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

iii

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$69,545	$641,165
Accounts receivable, net of allowance for doubtful accounts of $1,323 at June 30, 2016 and $1,040 at December 31, 2015	158,489	174,313
Investments	948,661	—
Prepaid expenses and other current assets	16,570	18,998

Total current assets	1,193,265	834,476
Property and equipment, net	87,198	81,027
Goodwill	202,980	202,980
Intangible assets, net	9,334	10,894
Deferred tax assets, net	12,217	15,694
Other assets	10,606	10,852

TOTAL ASSETS	$1,515,600	$1,155,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$65,235	$80,664
Deferred revenue	117,301	102,715
2.25% convertible notes due 2016, net	—	102,523

Total current liabilities	182,536	285,902
2.50% convertible notes due 2018, net	397,174	396,281
1.50% convertible notes due 2020, net	294,849	294,266
2.625% convertible notes due 2023, net	350,369	—
Other long-term liabilities	23,572	23,246

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 650,000,000 shares authorized; 57,437,992 shares issued at June 30, 2016 and December 31, 2015	574	574
Additional paid-in capital	9,275,231	9,238,444
Treasury stock, at cost; 19,185,552 shares at June 30, 2016 and 20,621,216 shares at December 31, 2015	(637,817)	(678,069)
Accumulated other comprehensive income	692	357
Accumulated deficit	(8,371,580)	(8,405,078)

Stockholders’ equity	267,100	156,228

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,515,600	$1,155,923

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$167,583	$148,320	$326,136	$291,663
Cost of operations	65,788	60,407	128,301	118,284
Sales and marketing	35,614	32,570	69,370	65,046
General and administrative	23,983	23,002	47,739	44,455
Depreciation and amortization	7,672	7,592	15,159	15,837
Interest income	367	9	573	26
Interest expense	5,265	6,171	10,365	12,343
Gain on investments	—	139	—	139
Other expense	—	4,100	—	4,100

Income before income tax provision	29,628	14,626	55,775	31,763
Income tax provision	11,848	1,255	22,277	8,388

Net income	$17,780	$13,371	$33,498	$23,375

Net income per common share:
Basic	$0.47	$0.36	$0.89	$0.64

Diluted	$0.39	$0.32	$0.75	$0.57

Weighted-average shares outstanding used in computing per share amounts:
Basic	38,041	36,705	37,654	36,549

Diluted	51,948	53,618	52,142	43,684

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$17,780	$13,371	$33,498	$23,375
Other comprehensive income (loss), net of tax:
Unrealized gains (losses), net of tax	434	(57)	335	89

Total other comprehensive income (loss), net of tax	434	(57)	335	89

Comprehensive income	$18,214	$13,314	$33,833	$23,464

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$33,498	$23,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,159	15,837
Non-cash interest, net	1,750	2,256
Non-cash stock-based compensation	16,400	15,589
Deferred income taxes	3,309	(6,476)
Gain on investments	—	(139)
Changes in operating assets and liabilities:
Accounts receivable	15,824	(12,282)
Prepaid expenses and other, net	785	(6,130)
Accrued expenses and other long-term liabilities	(15,152)	(14,465)
Deferred revenue	14,586	25,080

Net cash provided by operating activities	86,159	42,645

Cash flows from investing activities:
Purchases of property and equipment	(19,858)	(8,711)
Purchase of investments	(948,078)	—
Partial redemption of cost-method investment	526	—
Proceeds from sale of investments	—	139

Net cash used in investing activities	(967,410)	(8,572)

Cash flows from financing activities:
Proceeds from exercise of stock options	49,412	11,653
Cash used for withholding taxes due on stock-based awards	(3,810)	(2,960)
Net proceeds from issuance of convertible notes	350,254	—
Maturity of convertible notes	(102,682)	—
Purchases of treasury stock	—	(5,351)
Excess tax benefit on stock-based awards	16,457	13,191

Net cash provided by financing activities	309,631	16,533

Net (decrease) increase in cash and cash equivalents	(571,620)	50,606
Cash and cash equivalents at beginning of period	641,165	706,776

Cash and cash equivalents at end of period	$69,545	$757,382

See accompanying notes.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unaudited)

1.    Summary of Significant Accounting Policies

Background

WebMD Health Corp. (the “Company” or “WebMD”) is a Delaware corporation that was incorporated on May 3, 2005. The Company completed an initial public offering on September 28, 2005. The Company’s Common Stock trades under the symbol “WBMD” on the Nasdaq Global Select Market. The Company generates revenue from the advertising and sponsorship services of The WebMD Health Network and related operations, from the services it markets to employers and health plans under the WebMD Health Services brand and from certain information services, each of which is described below and discussed further under “Presentation of Segment Information” in this Note 1.

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

Health Services. The Company markets services under the WebMD Health Services brand that help employers and health plans improve the health of their employee and plan participant population and, as a result, manage their healthcare costs. The Company hosts its WebMD Health Services platform for private and public sector employers and health plans and its cloud-based online services can be accessed by their employees and plan participants using a computer, a tablet or a smartphone. The WebMD Health Services platform provides an online personal health record application and personal health content, tools and other resources relevant to the specific individual’s eligibility, coverage and wellness profile, including decision-support applications that help users make informed decisions about health risks, lifestyle choices, healthcare providers, treatment options, and healthcare benefits options. The Company’s flexible architecture allows it to integrate with the client’s existing programs, Websites and intranets for their employees and plan participants. The Company also offers clients the ability to design team-based and individual wellness challenges that help foster a culture of wellness in the workplace. In addition, the Company offers telephonic, online and onsite health coaching and targeted condition management programs that help employees and plan participants make healthier lifestyle choices to achieve their health and wellness goals. The Company generates revenue from subscriptions to its WebMD Health Services platform by employers and health plans, either directly or through its distributors. WebMD offers its health coaching services and its condition management programs on a per-participant basis.

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

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results to be expected for any subsequent period or for the entire year ending December 31, 2016. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Presentation of Segment Information

The Company generates revenue in four groups, as set forth in the table below. The first group is “Advertising and Sponsorship – Biopharma and Medical Device” and consists of advertising and sponsorship revenue from pharmaceutical, biotechnology and medical device clients relating to ethical pharmaceutical products or other regulated devices or products or for sponsoring educational programs. The second category is “Advertising and Sponsorship – OTC, CPG and Other” and consists of advertising and sponsorship revenue relating to non-Rx or over-the-counter medications and other healthcare products, food and beverages, beauty products and other consumer products, as well as revenue from clients such as retailers, pharmacies, hospitals, health insurance companies and government agencies. The combined revenue of the first two groups is sometimes referred to as “Advertising and Sponsorship” revenue. The third group is “Health Services” (which the Company previously referred to as “Private Portal Services”) and consists of revenue from employers and health plans for subscriptions to the Company’s WebMD Health Services platform and for related services, including health coaching and condition management services. The change in the name of this group to “Health Services” does not reflect any change in the source of the revenue included in this group from prior periods. The fourth group is “Information Services” and consists of revenue from the sale of stand-alone information and data products. Discrete financial information related to a measure of profit or loss for these four revenue groups is not available as they leverage many common expenses, and the Company does not separately allocate these common expenses in assessing the performance of its business. Accordingly, the Company views its business as one reportable segment.

The following table presents the revenues recognized from the four revenue groups described above during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Advertising and sponsorship
Biopharma and medical device	$100,620	$85,977	$189,305	$161,822
OTC, CPG and other	31,127	30,249	64,881	60,197

	131,747	116,226	254,186	222,019
Health services	28,632	26,441	56,887	55,763
Information services	7,204	5,653	15,063	13,881

	$167,583	$148,320	$326,136	$291,663

Loss Contingencies

The Company accounts for loss contingencies in accordance with Financial Accounting Standards Board (“FASB”) ASC No. 450, Contingencies. Under ASC No. 450, accruals for loss contingencies are recorded when

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income – Basic	$17,780	$13,371	$33,498	$23,375
Interest expense on 1.50% Notes, net of tax	878	864	1,757	1,728
Interest expense on 2.50% Notes, net of tax	1,827	1,797	3,653	—
Interest expense on 2.25% Notes, net of tax	—	1,103	457	—

Net income – Diluted	$20,485	$17,135	$39,365	$25,103

Denominator:
Weighted-average shares – Basic	38,041	36,705	37,654	36,549
Stock options and restricted stock	2,008	1,503	1,882	1,441
1.50% Notes	5,694	5,694	5,694	5,694
2.50% Notes	6,205	6,205	6,205	—
2.25% Notes	—	3,511	707	—

Adjusted weighted-average shares after assumed conversions – Diluted	51,948	53,618	52,142	43,684

Net income per common share:
Basic	$0.47	$0.36	$0.89	$0.64

Diluted	$0.39	$0.32	$0.75	$0.57

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Options and restricted stock	192	4,087	266	3,487
2.50% Notes	—	—	—	6,205
2.25% Notes	—	—	—	3,511
2.625% Notes	1,378	—	689	—

	1,570	4,087	955	13,203

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent in the consolidated balance sheet instead of separating deferred taxes into current and noncurrent. The revised guidance was required to be effective for the Company beginning in the quarter ending March 31, 2017 and could be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. Early adoption was permitted and the Company elected to early adopt the guidance in the quarter ended March 31, 2016 on a retrospective basis. The adoption of the revised guidance only affected the balance sheet classification of its deferred tax assets and liabilities, and the

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related valuation allowance. The impact of this reclassification on the consolidated balance sheet as of December 31, 2015 was a decrease to current deferred tax assets of $16,126, an increase to long-term deferred tax assets of $15,694 and a decrease to other long-term liabilities of $432 (see table below).

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.625% Convertible Notes due 2023

On June 1, 2016, the Company issued $360,000 aggregate principal amount of its 2.625% Convertible Notes due 2023 (the “2.625% Notes”) in a private offering. Unless previously converted, the 2.625% Notes will mature on June 15, 2023. Net proceeds from the sale of the 2.625% Notes were approximately $350,254, after deducting the related offering expenses. Interest on the 2.625% Notes is payable semi-annually on June 15 and December 15 of each year, commencing December 15, 2016. Under the terms of the 2.625% Notes, holders may surrender their 2.625% Notes for conversion into the Company’s Common Stock at an initial conversion rate of 11.4845 shares of Common Stock per thousand dollars principal amount of the 2.625% Notes. This is equivalent to an initial conversion price of approximately $87.07 per share of Common Stock. In the aggregate, the 2.625% Notes are convertible into 4,134,420 shares of the Company’s Common Stock. The conversion rate may be adjusted under certain circumstances.

Under the terms of the 2.625% Notes, if the Company undergoes certain change of control or other fundamental change transactions prior to the maturity date of the 2.625% Notes, holders of the 2.625% Notes will have the right, at their option, to require the Company to repurchase some or all of their 2.625% Notes at a repurchase price equal to 100% of the principal amount of the 2.625% Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. However, the repurchase option will not apply in the case of certain change of control or other fundamental change transactions in which the Company is acquired by a public company, and (a) not less than 90% of the consideration received or to be received by holders of WebMD Common Stock, excluding cash payments for fractional shares, consists of acquirer common stock and (b) as a result of the transaction, the 2.625% Notes become convertible into the same consideration.

The balance of the Company’s convertible notes as of June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016			December 31, 2015
	Principal Amount	Less Unamortized Debt Issuance Costs	Net Carrying Amount	Principal Amount	Less Unamortized Debt Issuance Costs	Net Carrying Amount
2.25% Notes	$—	$—	$—	$102,682	$(159)	$102,523
2.50% Notes	$400,000	$(2,826)	$397,174	$400,000	$(3,719)	$396,281
1.50% Notes	$300,000	$(5,151)	$294,849	$300,000	$(5,734)	$294,266
2.625% Notes	$360,000	$(9,631)	$350,369	$—	$—	$—

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Marketable Securities

The following table sets forth the Company’s Level 1 financial assets that were measured and recorded at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

		June 30, 2016			December 31, 2015
	Fair Value Estimate Using:	Amortized Cost Basis	Fair Value	Gross Unrealized Gains	Amortized Cost Basis	Fair Value	Gross Unrealized Gains
Cash and cash equivalents	Level 1	$69,545	$69,545	$—	$641,165	$641,165	$—
U.S. Treasury securities	Level 1	948,164	948,661	497	—	—	—
Equity security	Level 1	—	374	374	—	598	598

During the three months ended June 30, 2016 the Company invested $948,078 in U.S. Treasury securities which have a maturity date of December 22, 2016. These securities are reflected within Investments on the accompanying consolidated balance sheet as of June 30, 2016.

The Company’s equity security consists of an equity investment in a publicly traded company that completed its initial public offering in December 2014. During the three and six months ended June 30, 2015, the Company recorded a gain on investments of $139, which represents the proceeds received by the Company when it sold a portion of this security. The unrealized gain related to this investment, net of tax, is included within accumulated other comprehensive income in the accompanying consolidated balance sheets as of June 30, 2016 and December 31, 2015.

Foreign Currency Forward Contracts

The Company is exposed to fluctuations in foreign currencies related to contracts with certain of the Company’s customers that are denominated in foreign currencies, principally the British Pound and the Euro. In order to manage this risk, the Company has hedged portions of its foreign currency denominated customer contracts with foreign currency forward contracts. At June 30, 2016 and December 31, 2015, the Company had foreign currency forward contracts with U.S. dollar equivalent notional amounts of $9,434 and $0, respectively, all of which were designated as and qualified as cash flow hedges. These forward contracts are intended to fix the amount of these foreign currency obligations in terms of the Company’s functional currency, the U.S. dollar. All of the Company’s derivative instruments are utilized for risk management purposes, and the Company does not use derivatives for speculative trading purposes.

The Company recognizes the fair value of its foreign currency forward contracts as either assets or liabilities on the consolidated balance sheets. Changes in the fair value of hedging instruments are recorded each period in accumulated other comprehensive income (loss) as unrealized gains and losses until the forecasted underlying transaction occurs. Realized gains and losses for the effective portion of such contracts are recognized in cost of operations in the consolidated statement of operations in the period when the forecasted underlying transaction occurs. The Company classifies the cash flows from hedging instruments in the same category as the cash flows from the hedged items.

The Company assesses, both at inception and on an ongoing basis, whether the foreign currency forward contracts used in hedging transactions are highly effective in offsetting the changes in cash flows of the hedged items. The Company also assesses hedge ineffectiveness quarterly and, if determined to be ineffective, records the gain or loss related to the ineffective portion in its consolidated statements of operations. Gains and losses related to hedge ineffectiveness were not material during the periods presented.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the fair values of foreign currency forward contracts, which are valued using Level 2 inputs, and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	June 30, 2016	December 31, 2015
Prepaid expenses and other current assets	$578	$—
Other assets	$45	$—
Accrued expenses	$(44)	$—
Other long-term liabilities	$(1)	$—

The impact on accumulated other comprehensive income (“AOCI”) and net income from foreign currency forward contracts, for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Gain recognized in AOCI	$578	$—	$578	$—
Gain reclassified from AOCI to cost of operations	$346	$—	$346	$—

Other

For disclosure purposes, the Company is required to measure the outstanding value of its debt on a recurring basis. The following table presents the principal amount and estimated fair value (based on Level 1 market price data) of the Company’s convertible notes that were carried at historical cost as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Principal Amount	Fair Value	Principal Amount	Fair Value
2.25% Notes	$—	$—	$102,682	$102,618
2.50% Notes	$400,000	$438,000	$400,000	$416,000
1.50% Notes	$300,000	$384,000	$300,000	$340,566
2.625% Notes	$360,000	$350,964	$—	$—

The Company also holds an investment in a privately held company which is carried at cost, and not subject to fair value measurements. However, if events or circumstances indicate that its carrying amount may not be recoverable, it would be reviewed for impairment. The total amount of the Company’s investment in this privately held company was $5,945 and $6,471 as of June 30, 2016 and December 31, 2015, respectively. The decrease during the six months ended June 30, 2016 was due to a partial cash redemption of this investment during the three months ended March 31, 2016. Since the Company does not have the ability to exercise significant influence over this company, the investment is accounted for under the cost method and it is included in other assets on the accompanying consolidated balance sheets as of June 30, 2016 and December 31, 2015.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.    Equity

Stock Repurchase Program

In August 2011, the Board of Directors established a stock repurchase program (the “Program”) through which the Company was authorized to use up to $75,000 to purchase shares of WebMD Common Stock, from time to time, in the open market through block trades or in private transactions, depending on market conditions and other factors. In October 2011, February 2014, March 2014, April 2014, November 2014 and September 2015, the Company’s Board of Directors authorized increases to the Program of $75,000, $50,000, $40,000, $30,000, $23,895 and $27,451, respectively. During the three and six months ended June 30, 2015, the Company repurchased 47,187 shares and 130,691 shares, respectively, at an aggregate cost of $2,132 and $5,351, respectively, under the Program. The Company did not repurchase any shares of its Common Stock during the three and six months ended June 30, 2016. As of June 30, 2016, $34,056 remained available for repurchases under the Program.

Accumulated Other Comprehensive Income

The following table summarizes the Company’s changes in AOCI:

	Unrealized Gains on Marketable Securities, net of tax	Unrealized Gains on Foreign Currency Forward Contracts, net of tax	Total
Balance at December 31, 2015	$357	$—	$357
Unrealized gain before reclassifications	191	358	549
Amounts reclassified from AOCI to cost of operations	—	(214)	(214)

Net current period other comprehensive income	191	144	335

Balance at June 30, 2016	$548	$144	$692

Balance at December 31, 2014	$976	$—	$976
Unrealized gain before reclassifications	172	—	172
Amounts reclassified from AOCI to gain on investments	(83)	—	(83)

Net current period other comprehensive income	89	—	89

Balance at June 30, 2015	$1,065	$—	$1,065

5.    Intangible Assets

Intangible assets consist of the following:

	June 30, 2016				December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life(a)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life(a)
Content	$15,954	$(15,954)	$—	—	$15,954	$(15,954)	$—	—
Customer relationships	34,057	(30,248)	3,809	2.2	34,057	(29,218)	4,839	2.7
Technology and patents	17,882	(16,821)	1,061	1.0	17,882	(16,291)	1,591	1.5
Trade names-definite lives	2,530	(2,530)	—	—	2,530	(2,530)	—	—
Trade names-indefinite lives	4,464	—	4,464	n/a	4,464	—	4,464	n/a

Total	$74,887	$(65,553)	$9,334		$74,887	$(63,993)	$10,894

(a)	The calculation of the weighted-average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense was $780 and $1,560 during the three and six months ended June 30, 2016, respectively, and $833 and $1,666 during the three and six months ended June 30, 2015, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year Ending December 31:
2016 (July 1st to December 31st)	$1,560
2017	$2,044
2018	$1,266

6.    Commitments and Contingencies

Legal Proceedings

Dual Diagnosis Treatment Center, et al. v. Blue Cross of California, et al.

On May 8, 2015, six providers of substance abuse and/or mental health treatment services located in the States of California, Arizona and Florida filed an action in the United States District Court for the Central District of California (the “Action”) initially against twenty-eight (28) Blue Cross and Blue Shield companies (collectively “Blue Cross”), as well as at least forty-one (41) health and benefit plans, including the WebMD Health and Welfare Plan (the “Health Plan”). Additional defendants have since been added. Horizon Blue Cross Blue Shield of New Jersey, one of the Blue Cross companies named as a defendant, serves as third-party claims administrator for the Health Plan, a welfare plan sponsored by the Company under the applicable provisions of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Company self-insures (up to the deductible amount under the Company’s stop loss insurance policy) the group health plan component of the Health Plan. The Company serves as “plan administrator” for the Health Plan under ERISA. The plaintiffs, “out-of-network” providers to Blue Cross, claim that Blue Cross improperly ignored assignments of benefits received by the plaintiffs from the individual plan participants and sent payments directly to such individual participants who then failed to remit those payments to the providers. Plaintiffs claim that defendants’ failures to honor the assignments violate ERISA and state law and they seek recovery for benefit claims in unspecified amounts that they claim have been paid to the wrong party together with attorney fees, as well as removal of all fiduciaries who are found to have breached ERISA-imposed duties under the relevant health and benefit plans on account of such conduct, and injunctive relief to enjoin Blue Cross from alleged unlawful practices regarding assignments of benefits. The Company has not yet filed an answer to the complaint. On September 14, 2015, most of the named defendants, including the Company, filed an omnibus motion to dismiss the complaint for failure to state a claim. Thereafter, the plaintiffs amended the complaint and added new parties. Defendants received an extension of time to respond to the amended complaint and on January 25, 2016, 184 defendants, including the Company, renewed the omnibus motion to dismiss after all new parties were served and appeared in the Action. Opposition papers were filed on the motion on March 21, 2016, and reply papers were filed by the moving defendants on April 4, 2016. Oral argument on the motion was held on May 31, 2016, after which the parties filed additional submissions at the Court’s direction. The motion is currently pending. The Company is unable to predict the outcome of this action or to reasonably estimate the possible loss or range of loss, if any, arising from the claims asserted therein.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2005 Long-Term Incentive Plan (as amended, the “2005 Plan”) is the only existing plan under which future grants can be made. The maximum number of shares of the Company’s Common Stock that may be subject to awards under the 2005 Plan was 24,975,000 as of June 30, 2016, subject to adjustment in accordance with the terms of the 2005 Plan. The Company had an aggregate of 2,245,100 shares of Common Stock available for future grants under the 2005 Plan at June 30, 2016, of which 1,564,000 shares are available for grant only to individuals who are not executive officers of the Company (other than in the case of a new hire who joins the Company as an executive officer) or members of the Company’s Board of Directors.

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

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value(a)
Outstanding at January 1, 2016	7,870,435	$35.81
Granted	238,600	53.61
Exercised	(1,387,846)	36.34
Cancelled	(175,618)	40.50

Outstanding at June 30, 2016	6,545,571	$36.23	6.6	$143,587

Vested and exercisable at the end of the period	3,359,139	$31.45	5.0	$89,563

(a)	The aggregate intrinsic value is based on the market price of the Company’s Common Stock on June 30, 2016, which was $58.11, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on June 30, 2016.

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

	Six Months Ended June 30,
	2016	2015
Expected dividend yield	0.0%	0.0%
Expected volatility	0.40 - 0.44	0.45 - 0.48
Risk-free interest rate	0.86% - 1.71%	1.01% - 1.56%
Expected term (years)	4.0 - 4.8	4.1 - 4.7
Weighted-average fair value of options granted during the period	$18.89	$16.39

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

	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2016	854,845	$39.17
Granted	36,000	57.94
Vested	(149,177)	31.27
Forfeited	(23,744)	42.82

Balance at June 30, 2016	717,924	$41.63

Proceeds received from the exercise of options to purchase shares of the Company’s Common Stock were $19,247 and $49,412 during the three and six months ended June 30, 2016, respectively, and $7,165 and $11,653 during the three and six months ended June 30, 2015, respectively. Additionally, in connection with the exercise of certain stock options and the vesting of restricted stock, the Company made payments of $2,920 and $3,810 during the three and six months ended June 30, 2016, respectively, and $1,916 and $2,960 during the three and six months ended June 30, 2015, respectively, related to employee statutory withholding taxes that were satisfied by withholding shares of Common Stock of equal value from the respective employees. The proceeds and payments described above are reflected within cash flows from financing activities within the accompanying consolidated statements of cash flows.

The intrinsic value related to stock options that were exercised, combined with the fair value of shares of restricted stock that vested, aggregated $17,060 and $39,294 for the three and six months ended June 30, 2016, respectively, and $9,647 and $18,782 for the three and six months ended June 30, 2015, respectively.

Other

Each year, the Company issues shares of its Common Stock to WebMD non-employee directors with a value equal to their annual board and committee retainers. The Company recorded $116 and $233 of stock-based compensation expense for the three and six months ended June 30, 2016, respectively, and $116 and $233 of stock-based compensation expense for the three and six months ended June 30, 2015, respectively, in connection with these issuances.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	$4,940	$5,273	$10,190	$9,933
Restricted stock	2,816	2,819	5,977	5,423
Other	116	116	233	233

Total stock-based compensation expense	$7,872	$8,208	$16,400	$15,589

Included in:
Cost of operations	$1,140	$1,032	$2,430	$2,421
Sales and marketing	1,382	1,683	2,944	3,131
General and administrative	5,350	5,493	11,026	10,037

Total stock-based compensation expense	$7,872	$8,208	$16,400	$15,589

As of June 30, 2016, approximately $47,572 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 2.0 years, related to the Plans.

Tax benefits attributable to stock-based compensation represented 38% of stock-based compensation expense for the three and six months ended June 30, 2016 and 2015.

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

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and is intended to provide an understanding of our results of operations, financial condition and changes in our results of operations and financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides: a general description of our company and its business; background information on certain trends, transactions and other developments affecting our company; and a discussion of how seasonal factors may impact the timing of our revenue.

•	Critical Accounting Estimates and Policies. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective and often complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (which we refer to as the SEC).

•	Results of Operations and Supplemental Financial and Operating Information. These sections provide our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on a consolidated basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of June 30, 2016.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

Introduction

Our Company.    WebMD Health Corp. is a Delaware corporation that was incorporated on May 3, 2005. We completed an initial public offering on September 28, 2005. Our Common Stock trades under the symbol “WBMD” on the Nasdaq Global Select Market.

Our Business.    We generate revenue from the advertising and sponsorship services of The WebMD Health Network and related operations, from the services we market to employers and health plans under the WebMD Health Services brand and from certain information services, each of which is described below and discussed further under “Supplemental Financial and Operating Information” below.

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

Health Services.    We market services under the WebMD Health Services brand that help employers and health plans improve the health of their employee and plan participant populations and, as a result, manage their healthcare costs. We host our WebMD Health Services platform for private and public sector employers and health plans and our cloud-based online services can be accessed by their employees and plan participants using a computer, a tablet or a smartphone. The WebMD Health Services platform provides an online personal health record application and personalized content, tools and other resources relevant to the specific individual’s eligibility, coverage and wellness profile, including decision-support applications that help users make informed decisions about health risks, lifestyle choices, healthcare providers, treatment options, and healthcare benefits options. Our flexible architecture allows us to integrate with the client’s existing programs, Websites and intranets for their employees and plan participants. We also offer clients the ability to design team-based and individual wellness challenges that help foster a culture of wellness in the workplace. In addition, we offer telephonic, online and onsite health coaching and targeted condition management programs that help employees and plan participants make healthier lifestyle choices to achieve their health and wellness goals. We generate revenue from subscriptions to our WebMD Health Services platform by employers and health plans, either directly or through distributors. In addition, we offer our health coaching services and our condition management programs on a per participant basis.

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

Background Information on Certain Trends and Developments Affecting Our Business.    Key trends and developments affecting the use of healthcare information services of the types we provide or are developing and our ability to generate revenue from those services include the following:

•	Use of the Internet by Consumers and Physicians. The Internet has emerged as a major communications medium and has fundamentally changed many sectors of the economy, including the marketing and sales of financial services, travel, and entertainment, among others. The Internet is also changing the healthcare industry and has transformed how consumers and physicians find and utilize healthcare information.

—	The Internet has fundamentally changed the way consumers obtain health and wellness information, enabling them to have immediate access to searchable information and dynamic interactive content to check symptoms, understand diseases, find providers and evaluate treatment options. Healthcare consumers seek to educate themselves online about their healthcare-related issues, motivated by the desire to become better informed patients and to become more engaged healthcare consumers.

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

•	Other Factors Affecting the Demand for Our Advertising and Sponsorship Services. Some of our pharmaceutical company customers have experienced patent expirations for certain of their products in the past several years and some are expected to experience patent expirations over the next several years. In the pharmaceutical industry, patent expirations allow for competition from lower-priced generic versions of the patented drugs and generally result in the termination of marketing efforts for the drug and, in certain instances, have resulted in reductions in the overall online advertising budgets for some of our customers. Our public portals advertisers and sponsors also include companies that provide over-the-counter drugs and other healthcare products, food and beverages, beauty products and other consumer products, particularly for products and services that relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention, as well as clients such as retailers, pharmacies, hospitals, health insurance companies and government agencies. Revenues from these clients are more likely to reflect trends in general economic conditions than revenues from pharmaceutical, biotechnology and medical device companies. Accordingly, revenues from these clients may be subject to significant quarter-to-quarter variations and we may not be able to forecast those variations accurately. Our advertising and sponsorship services are subject to competition from numerous alternatives, including other Internet sites that focus on health-related content, Internet search engines, social media Internet sites, general interest consumer sites and traditional media. Such competition may result in smaller customer commitments or pressure to reduce prices, both of which could reduce our revenues and profit margins.

•	Traffic Trends. The WebMD Health Network reached an average of approximately 199.0 million unique users per month in the second quarter of 2016 and delivered approximately 4.23 billion page views during the quarter, representing a 6% decrease in unique users and a 3% increase in page views, when compared to the prior year period. Traffic to Medscape properties from physicians and other healthcare professionals averaged approximately 7.7 million physician sessions per month in the second quarter of 2016, an increase of approximately 11% over the prior year period.

—	Consumers and healthcare professionals are increasingly using smartphones, tablets and other mobile devices to access the Internet, with physicians increasingly using mobile devices during treatment at the point of care. Accordingly, the portion of our page views from mobile devices has increased rapidly in the past several years as usage has increased on mobile devices. During the second quarter of 2016: approximately 41% of our page views came from a U.S. smartphone; approximately 21% came from a U.S. personal computer (or PC); approximately 6% came from a U.S. tablet device; and approximately 32% came from non-U.S. sources. See “–Efforts to Increase Advertising and Sponsorship Revenue from Mobile” below for discussion of trends in our advertising and sponsorship revenue from mobile.

—	Starting in the third quarter of 2015, we began to experience slower growth in our overall traffic than in the prior several years and this has continued into the second quarter of 2016. We have seen declines in the number of referrals that we receive from Google and this has impacted the rate of growth of our overall traffic. However, we have been offsetting declines in search referrals with various traffic growth initiatives. In the second quarter of 2016, approximately 58% of our U.S. consumer page views resulted from organic search referrals, primarily from Google. This compares to approximately 71% in the prior year period. The remaining 42% of our U.S. consumer page views in the second quarter were generated through direct traffic to our sites, newsletter outreach to registered WebMD members and referrals from social platforms. In the second quarter of 2016, we grew these direct sources of traffic by 37% over the prior year period.

—

In the second quarter of 2016, our advertising and sponsorship revenue grew 13% over the prior year period, even though our overall page views grew more slowly. Overall traffic to The WebMD Health Network does not have a direct correlation to our advertising and sponsorship revenue, which can continue to grow even if overall traffic were to remain the same or go down. We create content on specific topics and program various parts of The WebMD Health Network to build and maintain traffic in areas most important to both our audience and our advertising and sponsorship clients. For example, the total Medscape audience is small compared to the total audience of The WebMD Health Network, but Medscape Websites and mobile apps contributed approximately 60% of our advertising and sponsorship revenue in 2015 because of the high value our clients place on being able to reach the Medscape audience of physicians and other healthcare professionals or to reach targeted portions of that Medscape audience.

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

•

Trends Affecting Our Services for Employers and Health Plans.    In response to increasing healthcare costs, public and private sector employers and health plans have been changing benefit plan designs to increase deductibles, co-payments and other out-of-pocket costs and taking other steps to motivate employees and plan participants to live healthier lives and use healthcare in a cost-effective manner. In connection with shifting greater responsibility for healthcare costs to employees and plan participants, employers and health plans are making available more health and benefits information and decision-support applications to help their employees and plan participants make informed decisions about treatment options, health risks, lifestyle choices and healthcare providers. Since lifestyle choices, including choices regarding nutrition, exercise and tobacco use, are key drivers of health and can dramatically impact risks for acquiring chronic, costly health conditions, employers and health plans seek to reduce demand for healthcare services by focusing on health and wellness initiatives for their employees and plan participants. We believe that, through our WebMD Health Services platform and related coaching and condition management services, we are well positioned to play a role in this environment. Our services help employees and plan participants make more informed health and benefit decisions, positively change health behaviors, manage health conditions and lead healthier lives. Our strategy depends, in part, on increasing usage of our services by our employer and health plan clients’ employees and plan participants and being able to demonstrate a sufficient return on investment and other benefits for our clients from those services. Increasing such usage requires us to continue to develop new and updated applications, features and services.

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

Background Information on Certain Significant Developments and Transactions

Stock Repurchases.    During 2015, we repurchased 688,467 shares of our Common Stock at an aggregate cost of $28,406 under our stock repurchase program, of which 130,691 shares were purchased in the six months ended June 30, 2015 at an aggregate cost of $5,351. We did not repurchase any shares of our Common Stock during the six months ended June 30, 2016. As of June 30, 2016, $34,056 remained available for repurchases under the program.

Convertible Notes.    On January 11, 2011, we issued $400,000 aggregate principal amount of 2.50% Convertible Notes due 2018 (which we refer to as the 2.50% Notes) in a private offering. Unless previously converted, the 2.50% Notes will mature on January 31, 2018. Net proceeds from the sale of the 2.50% Notes were approximately $387,345, after deducting the related offering expenses, of which approximately $100,000 was used by us to repurchase 1,920,490 shares of WebMD Common Stock at a price of $52.07 per share, the last reported sale price of WebMD Common Stock on January 5, 2011, which repurchase settled on January 11, 2011. Interest on the 2.50% Notes is payable semi-annually on January 31 and July 31 of each year, commencing July 31, 2011. Under the terms of the 2.50% Notes, as adjusted following completion of tender offers by WebMD for its Common Stock in 2012, 2013 and 2014, holders may surrender their 2.50% Notes for conversion into WebMD Common Stock at a conversion rate of 15.5118 shares of WebMD Common Stock per thousand dollars principal amount of the 2.50% Notes. This is equivalent to a conversion price of approximately $64.47 per share of Common Stock. In the aggregate, the 2.50% Notes were convertible into 6,204,720 shares of Common Stock as of June 30, 2016.

On March 14, 2011, we issued $400,000 aggregate principal amount of 2.25% Convertible Notes due 2016 (which we refer to as the 2.25% Notes) in a private offering. The 2.25% Notes matured on March 31, 2016 and the remaining outstanding principal amount of $102,682 was repaid.

On November 26, 2013, we issued $300,000 aggregate principal amount of 1.50% Convertible Notes due 2020 (which we refer to as the 1.50% Notes) in a private offering. Unless previously converted, the 1.50% Notes will mature on December 1, 2020. Net proceeds from the sale of the 1.50% Notes were approximately $291,823, after deducting the related offering expenses. Interest on the 1.50% Notes is payable semi-annually on June 1 and December 1 of each year, commencing June 1, 2014. Under the terms of the 1.50% Notes, as adjusted in September 2014 following completion of a tender offer by WebMD for its Common Stock, holders may surrender their 1.50% Notes for conversion into WebMD Common Stock at a conversion rate of 18.9795 shares of Common Stock per thousand dollars principal amount of the 1.50% Notes. This is equivalent to a conversion price of approximately $52.69 per share of Common Stock. In the aggregate, the 1.50% Notes were convertible into 5,693,850 shares of Common Stock as of June 30, 2016.

On June 1, 2016, we issued $360,000 aggregate principal amount of 2.625% Convertible Notes due 2023 (which we refer to as the 2.625% Notes) in a private offering. Unless previously converted, the 2.625% Notes will mature on June 15, 2023. Net proceeds from the sale of the 2.625% Notes were approximately $350,254, after deducting the related offering expenses. Interest on the 2.625% Notes is payable semi-annually on June 15 and December 15 of each year, commencing December 15, 2016. Under the terms of the 2.625% Notes, holders may surrender their 2.625% Notes for conversion into WebMD Common Stock at a conversion rate of 11.4845 shares of Common Stock per thousand dollars principal amount of the 2.625% Notes. This is equivalent to an initial conversion price of approximately $87.07 per share of Common Stock. In the aggregate, the 2.625% Notes were convertible into 4,134,420 shares of Common Stock as of June 30, 2016. The conversion rate may be adjusted under certain circumstances.

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

Critical Accounting Policies

We believe the following reflects our critical accounting policies and our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue Recognition. Revenue from advertising is recognized as advertisements are delivered or as publications are distributed. Revenue from sponsorship arrangements, content syndication and distribution arrangements and subscriptions to our WebMD Health Services platform as well as related health coaching and condition management services is recognized ratably over the term of the applicable agreement. Revenue from information services is recognized as the underlying data is delivered. Revenue from the sponsorship of CME is recognized over the period that we substantially complete our contractual deliverables as determined by the applicable agreements.

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

•

Long-Lived Assets. Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on fair value using exit price and market participant view, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill and indefinite-lived intangible assets, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill and indefinite-lived intangible assets, whenever indicators of impairment are present. We evaluate the carrying value of goodwill and indefinite-lived intangible assets annually, or whenever indicators of impairment are present. We test goodwill for impairment at the reporting unit level only when, after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value. Long-lived assets held for sale are reported at the lower of cost or fair value less cost to sell. There was no impairment of goodwill or indefinite-lived intangible assets in 2015 or during the six months ended June 30, 2016.

•	Stock-Based Compensation. Stock-based compensation expense for all share-based payment awards granted is determined based on the grant date fair value. The grant date fair value for stock options is estimated using the Black-Scholes Option Pricing Model. We recognize these compensation costs net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment awards. As of June 30, 2016, there was approximately $47,572 of unrecognized stock-based compensation expense (net of estimated forfeitures) related to unvested stock options and restricted stock held by employees, which is expected to be recognized over a weighted-average period of approximately 2.0 years, related to our stock-based compensation plans.

•	Deferred Taxes. Our deferred tax assets are comprised primarily of net operating loss carryforwards and federal tax credits. These net operating loss carryforwards and federal tax credits may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. A significant portion of our net deferred tax assets, including the portion related to excess tax benefits of stock-based awards, are reserved for by a valuation allowance as required by relevant accounting literature. Management determines the need for a valuation allowance by assessing the probability of realizing deferred tax assets, taking into consideration factors including historical operating results, expectations of future earnings and taxable income. Management will continue to evaluate the need for a valuation allowance in the future.

•	Tax Contingencies. Our tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by tax authorities. These potential exposures result from applications of various statutes, rules, regulations and interpretations. Our estimates of tax contingencies reflect assumptions and judgments about potential actions by taxing jurisdictions. We believe that these assumptions and judgments are reasonable. However, our accruals may change in the future due to new developments in each matter and the ultimate resolution of these matters may be greater or less than the amount that we have accrued. Consistent with our historical financial reporting, we have elected to reflect interest and penalties related to uncertain tax positions as part of the income tax provision.

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	$	% (a)	$	% (a)	$	% (a)	$	% (a)
Revenue	$167,583	100.0	$148,320	100.0	$326,136	100.0	$291,663	100.0
Cost of operations	65,788	39.3	60,407	40.7	128,301	39.3	118,284	40.6
Sales and marketing	35,614	21.3	32,570	22.0	69,370	21.3	65,046	22.3
General and administrative	23,983	14.3	23,002	15.5	47,739	14.6	44,455	15.2
Depreciation and amortization	7,672	4.6	7,592	5.1	15,159	4.6	15,837	5.4
Interest income	367	0.2	9	—	573	0.2	26	—
Interest expense	5,265	3.1	6,171	4.2	10,365	3.2	12,343	4.2
Gain on investments	—	—	139	0.1	—	—	139	—
Other expense	—	—	4,100	2.8	—	—	4,100	1.4

Income before income tax provision	29,628	17.7	14,626	9.9	55,775	17.1	31,763	10.9
Income tax provision	11,848	7.1	1,255	0.8	22,277	6.8	8,388	2.9

Net income	$17,780	10.6	$13,371	9.0	$33,498	10.3	$23,375	8.0

(a)	Amounts may not add due to rounding.

Revenue is derived from four groups. The first group is “Advertising and Sponsorship – Biopharma and Medical Device” and consists of advertising and sponsorship revenue from pharmaceutical, biotechnology and medical device clients relating to ethical pharmaceutical products or other regulated devices or products or for sponsoring educational programs. The second category is “Advertising and Sponsorship – OTC, CPG and Other” and consists of advertising and sponsorship revenue relating to non-Rx or over-the-counter medications and other healthcare products, food and beverages, beauty products and other consumer products, as well as revenue from clients such as retailers, pharmacies, hospitals, health insurance companies and government agencies. The combined revenue of the first two groups is sometimes referred to as “Advertising and Sponsorship” revenue. The third group is “Health Services” (which we previously referred to as “Private Portal Services”) and consists of revenue from employers and health plans for subscriptions to our WebMD Health Services platform and related services , including health coaching and condition management services. The change in the name of this group to “Health Services” does not reflect any change in the source of the revenue included in this group from prior periods. The fourth group is “Information Services” and consists of revenue from the sale of stand-alone information and data products.

Cost of operations consists of salaries and related expenses, and non-cash stock-based compensation expense related to providing and distributing services and products we provide to customers and costs associated with the operation and maintenance of our Websites, mobile applications and WebMD Health Services platform. Cost of operations also consists of editorial and production costs, Website operations costs, non-capitalized Website development costs, costs we pay to our distribution partners, costs associated with our health and condition management programs and personalized health coaching services, and costs related to the production and distribution of our publications, including costs related to creating and licensing content, telecommunications, leased properties and printing and distribution.

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

The following table is a summary of our non-cash expenses included in the respective statements of operations captions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock-based compensation expense included in:
Cost of operations	$1,140	$1,032	$2,430	$2,421
Sales and marketing	1,382	1,683	2,944	3,131
General and administrative	5,350	5,493	11,026	10,037

Total stock-based compensation expense	$7,872	$8,208	$16,400	$15,589

Three and Six Months Ended June 30, 2016 and 2015

The following discussion is a comparison of our results of operations for the three and six months ended June 30, 2016 and 2015.

Revenue

Our total revenue increased 13.0% and 11.8% to $167,583 and $326,136 for the three and six months ended June 30, 2016, respectively, from $148,320 and $291,663 in the prior year periods. The increases were due to increases in advertising and sponsorship revenue of $15,521 and $32,167, increases in health services revenue of $2,191 and $1,124 and increases in information services revenue of $1,551 and $1,182, for the three and six months ended June 30, 2016, respectively, over the prior year periods. A more detailed discussion regarding changes in these revenue groupings is included below under “– Supplemental Financial and Operating Information.”

Costs and Expenses

Cost of Operations. Cost of operations was $65,788 and $128,301 for the three and six months ended June 30, 2016, respectively, compared to $60,407 and $118,284 in the prior year periods. As a percentage of revenue, cost of operations was 39.3% for both the three and six months ended June 30, 2016, compared to 40.7% and 40.6% for the prior year periods. Included in cost of operations were non-cash expenses related to stock-based compensation of $1,140 and $2,430 for the three and six months ended June 30, 2016, respectively, compared to $1,032 and $2,421 in the prior year periods. Cost of operations, excluding such non-cash expenses, was $64,648 and $125,871 for the three and six months ended June 30, 2016, respectively, or 38.6% of revenue for both periods, compared to $59,375 and $115,863, or 40.0% and 39.7% of revenue for the prior year periods. The increase in absolute dollars for the three and six months ended June 30, 2016 compared to the prior year periods was primarily attributable to the increased expense associated with the delivery of our advertising and sponsorship programs and the operations of our Websites.

Sales and Marketing. Sales and marketing expense was $35,614 and $69,370 for the three and six months ended June 30, 2016, respectively, compared to $32,570 and $65,046 in the prior year periods. As a percentage of revenue, sales and marketing expense was 21.3% for both the three and six months ended June 30, 2016, compared to 22.0% and 22.3% for the prior year periods. Included in sales and marketing expense were non-cash expenses related to stock-based compensation of $1,382 and $2,944 for the three and six months ended June 30, 2016, respectively, compared to $1,683 and $3,131 in the prior year periods. Sales and marketing expense, excluding such non-cash expenses, was $34,232 and $66,426 for the three and six months ended June 30, 2016, respectively, or 20.4% of revenue for both periods, compared to $30,887 and $61,915, or 20.8% and 21.2% of revenue for the prior year periods. The slight decrease in sales and marketing expense as a percentage of revenue, excluding such non-cash expenses discussed above, for the three and six months ended June 30, 2016 compared to the prior year periods was primarily due to the increase in our revenue of 13.0% and 11.8%, respectively.

General and Administrative. General and administrative expense was $23,983 and $47,739 for the three and six months ended June 30, 2016, respectively, compared to $23,002 and $44,455 in the prior year periods. As a percentage of revenue, general and administrative expense was 14.3% and 14.6% for the three and six months ended June 30, 2016, respectively, compared to 15.5% and 15.2% for the prior year periods. Included in general and administrative expense were non-cash expenses related to stock-based compensation of $5,350 and $11,026 for the three and six months ended June 30, 2016, respectively, compared to $5,493 and $10,037 in the prior year periods. General and administrative expense, excluding such non-cash expenses, was $18,633 and $36,713 for the three and six months ended June 30, 2016, respectively, or 11.1% and 11.3% of revenue, compared to $17,509 and $34,418, or 11.8% of revenue for both of the prior year periods. The slight decrease in general and administrative expense as a percentage of revenue, excluding the non-cash expenses discussed above, for the three and six months ended June 30, 2016 compared to the prior year periods, was primarily due to the increase in our revenue of 13.0% and 11.8%, respectively.

Depreciation and Amortization. Depreciation and amortization expense was $7,672 and $15,159 for the three and six months ended June 30, 2016, respectively, compared to $7,592 and $15,837 in the prior year periods.

Interest Income. Interest income was $367 and $573 for the three and six months ended June 30, 2016, respectively, compared to $9 and $26 in the prior year periods. The increases in interest income during the three and six months ended June 30, 2016 resulted from higher average rates of return on our investments as well as higher average investment balances during these periods due to the net proceeds from the issuance of the 2.625% Notes on June 1, 2016.

Interest Expense. Interest expense was $5,265 and $10,365 for the three and six months ended June 30, 2016, respectively, compared to $6,171 and $12,343 in the prior year periods. These amounts included non-cash interest expense, related to the amortization of debt issuance costs for convertible debt, of $853 and $1,750 for the three and six months ended June 30, 2016, respectively, compared to $1,128 and $2,256 in the prior year periods. The decrease in interest expense for the three and six months ended June 30, 2016, compared to the prior year periods, was due to the repurchase of $149,550 principal amount of our 2.25% Notes during the three months ended September 30, 2015 and the maturity of the remaining $102,682 principal amount of our 2.25% Notes on March 31, 2016.

Gain on Investments. Gain on investments of $139 for the three and six months ended June 30, 2015 represents the gain from the sale of a portion of our investment in an equity security.

Other Expense. Other expense of $4,100 for the three and six months ended June 30, 2015 represents a charge related to the resolution of a patent infringement claim made against us by International Business Machines Corporation.

Income Tax Provision. The income tax provision was $11,848 and $22,277 for the three and six months ended June 30, 2016, respectively, compared to $1,255 and $8,388 in the prior year periods. During the three and six months ended June 30, 2016, the income tax provision represented 40.0% and 39.9% of pre-tax income, respectively. During the three and six months ended June 30, 2015, the income tax provision represented 8.6% and 26.4% of pre-tax income, respectively. The effective tax rates were lower than our statutory tax rate for the 2015 periods as the income tax provision during the three and six months ended June 30, 2015 includes a non-cash income tax benefit of $4,724 due to the reversal of an income tax valuation allowance. This benefit reflects a correcting adjustment, made in the quarter ended June 30, 2015, to the income tax valuation allowance originally recorded during the year ended December 31, 2012, which increased our net loss in that year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Advertising and sponsorship
Biopharma and medical device	$100,620	$85,977	$189,305	$161,822
OTC, CPG and other	31,127	30,249	64,881	60,197

	131,747	116,226	254,186	222,019
Health services	28,632	26,441	56,887	55,763
Information services	7,204	5,653	15,063	13,881

	$167,583	$148,320	$326,136	$291,663

Earnings before interest, taxes, non-cash and other items (Adjusted EBITDA)	$50,070	$40,549	$97,126	$79,467

Interest, taxes, non-cash and other items
Interest income	367	9	573	26
Interest expense	(5,265)	(6,171)	(10,365)	(12,343)
Income tax provision	(11,848)	(1,255)	(22,277)	(8,388)
Depreciation and amortization	(7,672)	(7,592)	(15,159)	(15,837)
Non-cash stock-based compensation	(7,872)	(8,208)	(16,400)	(15,589)
Gain on investments	—	139	—	139
Other expense	—	(4,100)	—	(4,100)

Net income	$17,780	$13,371	$33,498	$23,375

The following discussion is a comparison of the results of operations for our groups of revenue and our Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015.

Advertising and Sponsorship. Advertising and sponsorship revenue was $131,747 and $254,186 in the three and six months ended June 30, 2016, respectively, increases of $15,521 and $32,167, or 13.4% and 14.5% from the prior year periods. The increases in revenue for the three and six months ended June 30, 2016 over the prior year periods were primarily attributable to the increased adoption of our advertising and sponsorship offerings by biopharma and medical device companies, which represented increases of $14,643 and $27,483, respectively, and by our OTC, CPG and other customers, which represented increases of $878 and $4,684, respectively. In general, pricing remained relatively stable for our public portal advertising and sponsorship offerings and was not a significant source of the revenue increase.

Health Services. Health services revenue was $28,632 and $56,887 in the three and six months ended June 30, 2016, respectively, increases of $2,191 and $1,124, or 8.3% and 2.0% from the prior year periods. The increase for the three months ended June 30, 2016 was primarily attributable to the timing of the delivery of certain discretionary services for certain client programs. In general, pricing remained relatively stable for our WebMD Health Services platform and related services and was not a significant source of the revenue increase. The number of customers using our WebMD Health Services platform at June 30, 2016 was 86 compared to 90 customers using our WebMD Health Services platform at June 30, 2015.

Information Services. Information services revenue was $7,204 and $15,063 in the three and six months ended June 30, 2016, respectively, increases of $1,551 and $1,182, or 27.4% and 8.5% from the prior year periods. The increases were attributable to an increase in the number of customers licensing our information services and an increase in the rates charged for our information services.

Adjusted EBITDA. Adjusted EBITDA increased to $50,070 and $97,126 during the three and six months ended June 30, 2016, respectively, compared to $40,549 and $79,467 in the prior year periods. As a percentage of revenue, Adjusted EBITDA was 29.9% and 29.8% of revenue in the three and six months ended June 30, 2016, respectively, compared to 27.3% and 27.2% of revenue in the prior year periods. These increases as a percentage of revenue were primarily due to the higher revenue in 2016. Many of our expenses are fixed in nature and do not vary directly with revenue and, accordingly, our Adjusted EBITDA as a percentage of revenue will fluctuate primarily as a result of changes in our revenue.

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

Liquidity and Capital Resources

As of June 30, 2016, we had $69,545 of cash and cash equivalents, and working capital of $1,010,729. Our operating cash flows are affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, the timing of interest payments related to our convertible debt, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities during the six months ended June 30, 2016 was $86,159, which related to net income of $33,498, adjusted for a non-cash income tax provision of $3,309 related to deferred income taxes, and other non-cash expenses of $33,309, which include depreciation and amortization expense, non-cash interest expense and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities resulted in an increase in cash of $16,043, primarily due to cash provided as a result of a decrease in accounts receivable of $15,824, an increase in deferred revenue of $14,586, and a decrease in prepaid and other assets of $785, which was offset by cash used as a result of a decrease in accrued liabilities of $15,152.

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

Cash used in investing activities was $967,410 and $8,572 during the six months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2016, we used $948,078 in cash to purchase short-term investments. Cash used in investing activities included purchases of property and equipment of $19,858 and $8,711 in the six months ended June 30, 2016 and 2015, respectively. Also included in investing activities in the six months ended June 30, 2016 was the receipt of $526 related to the partial redemption of a cost-method investment. During the six months ended June 30, 2015, we also received $139 in cash proceeds from the sale of a portion of our investment in an equity security.

Cash provided by financing activities was $309,631 and $16,533 during the six months ended June 30, 2016 and 2015, respectively. Cash provided by financing activities in the six months ended June 30, 2016 primarily related to the issuance of $360,000 principal amount of our 2.625% Notes for which we received $350,254 in net proceeds, after deducting the related issuance costs. Additionally, we used cash of $102,682 in the six months ended June 30, 2016 to repay our 2.25% Notes which matured on March 31, 2016. During the six months ended June 30, 2016 and 2015, we received cash proceeds of $49,412 and $11,653, respectively, related to the exercise of stock options, and used cash of $3,810 and $2,960, respectively, for withholding taxes on stock-based awards. Cash flows from financing activities for the six months ended June 30, 2016 and 2015 also include excess tax benefits on stock-based awards of $16,457 and $13,191, respectively. Additionally, we used cash of $5,351 in the six months ended June 30, 2015 to repurchase shares of our Common Stock through our authorized repurchase program.

Potential future uses of cash include repurchases of our Common Stock and our anticipated capital expenditure requirements for 2016, which we currently estimate to be approximately $30 million and which primarily relate to improvements that will be deployed across our Websites in order to enable us to service future growth in unique users and page views, as well as to create new sponsorship areas for our customers, and to improve the systems used to provide our WebMD Health Services platform. Additionally, our capital expenditures during 2016 will include the remaining costs associated with the relocation and expansion of our corporate office facilities.

Based on our plans and expectations, we believe that our available cash resources and future cash flow from operations will provide sufficient cash resources to meet the cash commitments of our convertible notes and to fund our currently anticipated working capital and capital expenditure requirements, for at least the next 24 months. Our future liquidity and capital requirements will depend upon numerous factors, including retention of customers at current volume and revenue levels, implementation of new or updated application and service offerings, competing technological and market developments and potential future acquisitions. In addition, our ability to generate cash flow is subject to numerous factors beyond our control, including general economic, regulatory and other matters affecting us and our customers. We plan to continue to enhance our online services and to continue to invest in acquisitions, strategic relationships, facilities and technological infrastructure and product development. We intend to grow each of our existing businesses and enter into complementary ones through both internal investments and acquisitions. We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If required, we may raise such additional funds through public or private debt or equity financing, strategic relationships or other arrangements. We cannot assure that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders. Future indebtedness may impose various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent in the consolidated balance sheet instead of separating deferred taxes into current and noncurrent. The revised guidance was required to be effective for us beginning in the quarter ending March 31, 2017 and could be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. Early adoption was permitted and we elected to early adopt the guidance in the quarter ended March 31, 2016 on a retrospective basis. The adoption of the revised guidance only affected the balance sheet classification of our deferred tax assets and liabilities, and the related valuation allowance.

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

The value of our cash, and cash equivalents, which was $69.5 million at June 30, 2016, is not subject to changes in interest rates. The value of our investments, which was $948.7 million at June 30, 2016, is subject to changes in interest rates; however, due to the short term nature of these investments, any changes are not expected to be material.

The 2.50% Notes, the 1.50% Notes and the 2.625% Notes have fixed interest rates; therefore, changes in interest rates will not impact our results of operations or financial position.

Exchange Rate Sensitivity

Substantially all of our revenues and expenses are denominated in United States dollars; however, a portion of the revenue from our international operations was contracted in foreign currencies. The impact of changes in exchange rates for the three and six months ended June 30, 2016 and 2015 has been reflected in our results of operations and was not material, and future changes in exchange rates are not expected to have a material impact on our results of operations or financial position.

ITEM 4.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2016. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of June 30, 2016.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and the Chief Financial Officer, concluded that there were no changes in WebMD’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

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

Search engine providers also typically display, together with algorithmic search results, content and links that may divert traffic from the pages referenced in the algorithmic search results, including: advertisements that are presented with the algorithmic search results for which the search engine provider receives compensation (sometimes referred to as paid search results); and health-related or other content and links that the search engine provider selects and displays in response to the specific search queries in a format determined by the search engine provider. Accordingly, even if we rank highly in algorithmic search results, traffic to our Websites may be reduced as a result of the paid search results and other content included on the search results page generated by a search query. We cannot control the amount, quality or presentation of such paid search results and other content and, accordingly, we cannot predict any reductions in our traffic that may occur from time to time as search engine providers make changes in their policies and procedures regarding paid search results or regarding content they provide. In addition, to the extent that there is a reduction in the total volume of health-related searches on Internet search engines, traffic to The WebMD Health Network could also be reduced and we may have little or no ability to take steps to mitigate the effect on our traffic. In addition, we have experienced in the past, and may experience in the future, declines in traffic to The WebMD Health Network from search for reasons that we are unable to identify. Any resulting reduction in our traffic for any of the reasons described above, if significant, could cause our revenue to decrease and could have a material adverse effect on our results of operations.

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

•	The WebMD Health Network faces competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. We compete for users with Websites and mobile applications that provide health-related information, including both commercial ones and not-for-profit ones. We compete for advertisers and sponsors with: health-related Websites and mobile applications; general interest consumer Websites that offer specialized health sub-channels or functions; other high-traffic Websites that include both healthcare-related and non-healthcare-related content and services, including social media Websites; search engines that provide specialized health search capabilities; and advertising networks that aggregate traffic from multiple sites. The WebMD Health Network also faces competition from: traditional media and offline publications and information services; and manufacturers and distributors of activity trackers, heart rate monitors, blood pressure monitors and similar devices relating to health and wellness that can download data to a PC, tablet or smartphone, as well as numerous other companies developing applications and tools for use with those devices.

•	Our WebMD Health Services platform and related services, including health coaching and condition management services compete with: providers of decision-support and transparency tools that assist in evaluating health insurance coverage options and healthcare provider and treatment options; online health management applications, including personal health records; wellness and disease management vendors; and competing services provided by health insurance companies, employee benefits services companies, and their affiliates. Employers may also decide to develop similar solutions for their own populations rather than obtaining solutions from WebMD Health Services or its competitors.

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

Developing and implementing new and updated services may be more difficult than expected and may not result in sufficient increases in revenue to justify the costs

In order to attract and retain users of our Websites and mobile applications and clients for our WebMD Health Services platform and related services, we must continue to improve the technology underlying our services and continue to develop new and updated offerings. If we are unable to do so on a timely basis or if we are unable to implement new offerings without disruption to our existing ones, we may lose potential users and clients. For example, we are in the process of working to enable users to more easily discover, share and interact with content from WebMD not just on our Websites but also in other online locations and, in support of this initiative, we are creating new content offerings tailored for specific social networks and platforms and building our capabilities to create video content. If we are not successful in creating content offerings that support this initiative, our ability to compete for advertising and sponsorship revenue may be reduced. Even if we are successful in creating such content offerings and users respond favorably, there can be no assurance that we will be able to adequately monetize audience usage of such content or to drive sufficient traffic to our own Websites to make this initiative profitable.

We rely on a combination of internal development, strategic relationships, licensing and acquisitions to develop our Websites, mobile applications and related features and services. Our development and/or implementation of new technologies, features and services may cost more than expected, may take longer than originally expected, may require more testing than originally anticipated and may require the acquisition of additional personnel and other resources. There can be no assurance that the revenue opportunities from any new or updated technologies, applications, features or services will justify the amounts spent.

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

Restrictions on our ability to access or use various forms and sources of data could adversely impact our business

We are increasingly using data analytics based on information that we collect regarding usage of our public portals, as well as other third party sources of data. Our use of data regarding users of our public portals is governed by the privacy policies posted on those sites and is designed to comply with applicable laws and regulations as is our use of any third-party data. In addition, we sell certain information products and services on a stand-alone basis using de-identified data that we license from a small number of third party data sources, of which the principal source is a license retained by HLTH Corporation (HLTH) in connection with the sale of its Emdeon Business Services (EBS) business. As the successor to HLTH, we received this license, which provides us the rights to certain de-identified data from the operation of the EBS business (which is now known as Change Healthcare) through early February 2018 for use in the development and commercialization of various information products and services as to which we pay Change Healthcare a royalty. To date, these stand-alone information products and services do not include any data derived from the operation of our Websites. We are seeking to acquire additional third-party data sources and to develop data generated from our Website operations in order to strengthen and diversify our data product offerings. Revenue from the stand-alone products and services that utilize data under the current Change Healthcare license is highly profitable and is recorded net of royalties and commissions paid by us to Change Healthcare or others. We do not expect that the current license agreement with Change Healthcare will continue after February 2018, and expect if such agreement is renewed or is replaced with new third party data sources, the terms of any such renewal or replacement license would not be as favorable to us as those in the current agreement. Accordingly, we cannot provide any assurance that the sales of, or the profits generated by, our stand-alone information products would not be materially adversely affected by the expiration of our license agreement with Change Healthcare. To date, we have not used data we license from Change Healthcare to support our current advertising business.

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

Failure to maintain and enhance the “WebMD” and “Medscape” brands and our other brands could have a material adverse effect on our business

We believe that the “WebMD” and “Medscape” brand identities that we have developed have contributed to the success of our business and have helped us achieve recognition as a trusted source of health and wellness information and tools for consumers and of online content for physicians and other healthcare professionals. We also believe that maintaining and enhancing those brands is important to expanding the user base for The WebMD Health Network and to our relationships with sponsors and advertisers. The “WebMD” brand is also important to our ability to gain additional employer and healthcare payer clients for our WebMD Health Services platform and related services. We have expended considerable resources on establishing and enhancing the “WebMD” and “Medscape” brands and our other brands, and we have developed policies and procedures designed to preserve and enhance our brands, including editorial procedures designed to provide quality control of the information we publish. We expect to continue to devote resources and efforts to maintain and enhance our brands. However, we may not be able to successfully maintain or enhance our brands, and events outside of our control may have a negative effect on our brands. If we are unable to maintain or enhance our brands, and do so in a cost-effective manner, our business could be adversely affected.

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

Because our public portals participate in relatively new markets, the standards that our advertising and sponsorship clients apply to our services continue to evolve, including standards for ad delivery, placement and frequency and for measuring the effectiveness of our services as compared to other alternatives available to our clients. Our ability to meet such standards as they change in the future will be important to our ability to compete for business, and we cannot provide assurance that we will be able to do so or estimate what the costs for doing so may be. For example, standards are continuing to evolve in the online advertising marketplace regarding the viewability of online advertising, or the length of time an advertisement is visible to a user as determined by a third party verification source. We cannot predict how the requirements of advertisers will continue to evolve. If we fail to meet the standards that our advertisers require, our advertising revenues could be reduced.

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

Mergers and acquisitions among our clients may reduce the volume of our services purchased by the consolidated company following such a transaction, which could harm our operating results

Mergers and acquisitions among our pharmaceutical, biotechnology and medical device company clients have in the past and could in the future reduce the number of our clients and potential clients. Similarly, mergers and acquisitions among health insurance company clients of our WebMD Health Services platform could reduce the number of those clients. In addition, when companies consolidate, the number of vendors used for services, or the amount spent, by the separate companies may be reduced by the consolidated entity and some vendors and services may no longer be used at all. Any such event could have a negative effect on our revenue and profitability and we cannot provide assurance that we would be able to mitigate any such negative effect.

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

Lengthy sales and implementation cycles for our WebMD Health Services platform make it difficult to forecast our revenues from these applications and may have an adverse impact on our results of operations

The period from our initial contact with a potential client for our WebMD Health Services platform and entry into a contract for a subscription to our solution by the client is difficult to predict. In the past, this period has generally ranged from six to twelve months, but in some cases has been longer. Potential contracts may be subject to delays or cancellations due to a client’s internal procedures for approving large expenditures and other factors beyond our control, including the effect of general economic conditions on the willingness of potential clients to subscribe to our WebMD Health Services solution. The time it takes to implement our WebMD Health Services platform is also difficult to predict and has lasted as long as six months from contract execution to the commencement of live operation. Implementation may be subject to delays based on the availability of the internal resources of the client that are needed and other factors outside of our control. As a result, we have limited ability to forecast the timing of revenue from new clients. This, in turn, makes it more difficult to forecast our financial performance for future periods. In addition, some of our client contracts may permit termination, by the client, prior to the end of the stated contract term, which can also make it more difficult to forecast our future financial performance.

During the contracting cycle and the implementation period, we may expend substantial time, effort and money preparing contract proposals, negotiating contracts and implementing our WebMD Health Services platform without receiving any related revenue. In addition, many of the expenses related to providing our platform are relatively fixed in the short term, including personnel costs and technology and infrastructure costs. If our health services revenue is lower than expected, we may not be able to reduce related short-term spending in response. Any shortfall in such revenue would have a direct impact on our results of operations.

Our ability to renew existing agreements with employers and health plans will depend, in part, on our ability to continue to increase usage of our services by their employees and plan members

In a healthcare market where a greater share of the responsibility for healthcare costs and decision-making has been shifting to consumers, use of information technology (including personal health records) to assist consumers in making informed decisions about healthcare has also increased. We believe that through our WebMD Health Services platform as well as our health coaching programs and our targeted condition management programs, we are well positioned to play a role in this environment. However, our strategy depends, in part, on increasing usage of our services by our employer and health plan clients’ employees and plan participants and being able to demonstrate a sufficient return on investment and other benefits for our clients from those services. Increasing usage of our platform and related services requires us to continue to develop new and updated applications, features and services. In addition, there are numerous competitors for the services we provide, many of which have greater financial, technical, product development, marketing and other resources than we do, and may be better known than we are. We cannot provide assurance that we will be able to meet our development and implementation goals or that we will be able to compete successfully against other vendors offering competitive services and, if we are unable to do so, we may experience static or diminished usage of our platform and related services, possible non-renewals of our customer agreements and, since some customers have the right to terminate existing agreements before the end of the full contract term, possible terminations.

The condition management programs that we provide to clients of our WebMD Health Services platform involve risk and challenges with which we have limited experience and may not be profitable

We provide condition management services to clients of our WebMD Health Services platform and plan to continue to expand that portion of our business. Our current offerings include programs targeting individuals struggling with coronary artery disease, congestive heart failure, diabetes, chronic obstructive pulmonary disease and asthma. Our condition management programs include ongoing, intensive one-on-one coaching by condition specialists, along with targeted online resources and progress tracking tools. Providing condition management services involves new risks and challenges for us, including: potential requirements to obtain and retain licenses, permits and regulatory clearances and approvals related to these services; difficulty in quantifying the costs savings and other benefits for our clients from these services; and difficulty in differentiating our condition management services from those of competitors, some of whom may be able to provide such services at a lower cost. We cannot predict the demand among our existing WebMD Health Services clients and other potential clients for our condition management services and cannot provide assurance that the revenue opportunities from providing our current offerings or ones for additional conditions will justify the costs involved in maintaining or developing the required capabilities and delivering the services to clients.

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

Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies

The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Existing and new laws and regulations affecting the healthcare industry could create unexpected liabilities for us, could cause us to incur additional costs and could restrict our operations. Many healthcare laws are complex, and their application to specific products, services, and business arrangements may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services that we provide. However, these laws and regulations may nonetheless be applied to our products, services, and business arrangements. Our failure to accurately anticipate the application of these laws and regulations, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our business. Even in areas where we are not subject to healthcare regulation directly, we may become involved in governmental actions or investigations through our relationships with customers that are regulated, and participation in such actions or investigations, even if we are not a party and not the subject of an investigation, may cause us to incur significant expenses. Some of the risks we face from healthcare regulation are as follows:

•	U.S. Regulation of Drug and Medical Device Advertising and Promotion. The WebMD Health Network provides services involving advertising and promotion of prescription and over-the-counter drugs and medical devices and claims of nutritional supplements. If the FDA or the Federal Trade Commission (FTC) finds that any of our products and services or any information on The WebMD Health Network, in our mobile applications, or in WebMD Magazine violates applicable regulations and guidance documents, they may take regulatory or judicial action against us and/or the advertiser or sponsor of that information. State attorneys general may take similar action based on their respective states’ consumer protection statutes. Any increase or change in regulation of drug or medical device advertising and promotion could make it more difficult for us to contract for sponsorships and advertising and could have a material adverse effect on our revenues and results of operations. In 2014, the FDA issued multiple draft guidance documents clarifying the application of its promotional regulations to certain content on social media Websites. In 2015, the FTC issued guidance concerning native advertising (the placement of sponsored content with the same look and feel as the publisher’s independent content), which provides recommendations for integrating sponsored content on publisher Websites while maintaining a clear distinction between the publisher’s editorial content and the sponsored content. We cannot predict how our customers or others in the industry might implement the FTC’s guidance in the future or how its implementation might affect our business. Recent private industry initiatives have resulted in voluntary restrictions, which advertisers and sponsors have agreed to follow.

•	Non-U.S. Regulation of Drug and Medical Device Advertising and Promotion. To the extent that The WebMD Health Network reaches users outside of the United States, our Websites may be required to comply with the national laws of the respective countries whose users they address. In many countries, the advertising of prescription drugs to the general public is not allowed and, accordingly, these countries generally require access restrictions for Websites that contain such advertisements, which are only allowed to be addressed to healthcare professionals. In addition, there are laws and regulations regarding the use of indirect or disguised marketing, and regarding the offering and providing of gifts or benefits with promotional purpose that are not of minor value.

•	Anti-Kickback Laws. There are federal and state laws that govern patient referrals, physician financial relationships and inducements to healthcare providers and patients. The federal anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, in exchange for the referral of patients for items or services reimbursed by Medicare, Medicaid and other federal healthcare programs, or to induce or reward the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service reimbursed by these programs. Many states and European countries also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a government healthcare program. These laws are applicable to any person or entity, including manufacturers and distributors and, therefore, may restrict how we and some of our customers market products to healthcare providers. We carefully review our practices with regulatory experts in an effort to ensure that we comply with all applicable laws. However, the laws in this area are both broad and vague, and it is often difficult or impossible to determine precisely how the laws will be applied, particularly to new services. Penalties for violating the federal anti-kickback law include imprisonment, fines and exclusion from participating, directly or indirectly, in Medicare, Medicaid and other federal healthcare programs. Any determination by a state, federal, or foreign regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate some portions of our business and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our practices could cause us to incur significant costs or cause adverse publicity. In addition, enforcement or the potential for enforcement of these laws against some of our customers may influence the services we are able to offer and/or our customers’ willingness to continue to use our services.

•	False Claims Laws. The Federal False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a Federal healthcare program. The whistleblower (or “qui tam”) provisions of the Federal False Claims Act allow a private individual to bring actions on behalf of the Federal government alleging that the defendant has submitted a false claim to the federal government and to share in any monetary recovery. After the filing of a qui tam suit, the Federal government may intervene and control the case; if it does not, the private individual may pursue the claim on his or her own. In addition, various states and European countries have enacted false claim laws analogous to the Federal False Claims Act, and many of these laws apply where a claim is submitted to any third-party payor and not merely a federal healthcare program. When an entity is determined to have violated the Federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government plus civil penalties. In recent years an increasing number of Federal False Claims Act cases have been brought against drug manufacturers and resulted in significant monetary settlements and imposition of federally supervised corporate integrity agreements in circumstances that include allegations that company-sponsored continuing medical education (or CME) was unlawful off-label promotion. It is not clear whether there is a basis for the application of the Federal False Claims Act to the types of services that WebMD provides. However, plaintiffs have in the past, and may in the future, seek to name us as defendants in these types of cases. Any action against us for violation of these laws could cause us to incur significant legal expenses and may adversely affect our ability to operate our business. Similarly, False Claims Act actions and resulting corporate integrity agreements involving our customers may reduce the use of our services by our advertising and sponsorship clients.

•	Medical Professional Regulation. The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine. If a state determines that some portion of our business violates these laws, it may seek to have us discontinue those portions or subject us to penalties or licensure requirements.

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

The Affordable Care Act could adversely affect some of our healthcare industry customers and clients

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (which we refer to as the Affordable Care Act), was signed into law in March 2010. The Affordable Care Act made extensive changes to the system of healthcare insurance and benefits in the U.S. While we do not currently anticipate any significant adverse effects on WebMD as a direct result of application of the Affordable Care Act to our business or on our company in its capacity as an employer, we are unable to predict what the future indirect impacts of the Affordable Care Act will be on WebMD’s business through its effects on other healthcare industry participants, including pharmaceutical and medical device companies that are advertisers and sponsors of our public portals, and employers and health plans that are clients of our WebMD Health Services platform and related services.

We may be subject to claims brought against us as a result of content we provide

Consumers access health-related information through our online services, including information regarding particular medical conditions and possible adverse reactions or side effects from medications. Physicians and other healthcare professionals use our services to access clinical reference sources, commentary from leading medical experts, medical news, and coverage of professional meetings and conferences. If our content, or content we obtain from third parties, contains inaccuracies, it is possible that physicians, consumers, employees, health plan members or others may sue us for various causes of action. Although our Websites and mobile applications contain terms and conditions, including disclaimers of liability, that are intended to reduce or eliminate our liability, the law governing the validity and enforceability of online agreements and other electronic transactions is evolving. We could be subject to claims by third parties that our online agreements with consumers and physicians that provide the terms and conditions for use of our Websites and mobile applications are unenforceable. A finding by a court that these agreements are invalid and that we are subject to liability could harm our business and require costly changes to our business.

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

Government regulation of the Internet could adversely affect our business

The Internet and its associated technologies are subject to various laws and government regulation. Our failure, or the failure of our business partners or third-party service providers, to accurately anticipate the application of these laws and regulations to our products and services and the manner in which we deliver them, or any other failure to comply with such laws and regulations, could create liability for us, result in adverse publicity and negatively affect our business. In addition, new laws and regulations, or new interpretations of existing laws and regulations, may be adopted with respect to online services, including in areas such as user privacy, confidentiality, consumer protection, marketing, pricing, content, copyrights and patents, and characteristics and quality of products and services. For example, in 2015 the Federal Communications Commission (FCC) altered a long-standing regulatory regime by classifying broadband Internet access services as common carrier telecommunications services. While this decision appears to most directly impact broadband Internet service providers, FCC rulemakings are ongoing and we cannot predict how this decision or other laws or regulations will affect our business.

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

Failure to comply with laws relating to privacy and security of personal information, including personal health information, could result in liability to us, and concerns about privacy-related issues could damage our reputation and our business

Privacy and security of personal information stored or transmitted electronically, including personal health information, are a major issue in the United States and abroad. While we strive to comply with all applicable privacy and security laws and regulations, as well as our own posted privacy policies, legal standards for privacy (including, but not limited to, “unfairness” and “deception” as enforced by the FTC and state attorneys general) continue to evolve, and any failure or perceived failure to comply may result in private party litigation against us or proceedings or actions against us by government entities, or could cause us to lose users and customers, which could have a material adverse effect on our business. There has recently been an increase in the number of privacy-related lawsuits filed against companies. In addition, we are unable to predict what additional legislation or regulation in the area of privacy of personal information, including personal health information, could be enacted and what effect that could have on our operations and business. Concerns about our practices with regard to the collection, use, disclosure, or security of personal information or other privacy-related matters, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation and harm our business.

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

In Europe, transfers of EU individuals’ personal data from EU member states to countries not recognized as having adequate protections for personal data, which includes the U.S., are regulated by the Directive 95/46/EC and its national implementations. On October 6, 2015, the Court of Justice of the European Union (CJEU), the European Union’s highest court, declared the U.S.-EU Safe Harbor Framework invalid as a mechanism to legitimize transfers of personal data from the EU to the U.S. On February 3, 2016, the European Commission and the U.S. Department of Commerce announced a newly agreed EU-U.S. Privacy Shield, which is designed to replace the Safe Harbor Framework. On July 12, 2016, the European Commission adopted the EU-U.S. Privacy Shield. This new framework aims at protecting the fundamental rights of anyone in the EU whose personal data is transferred to the U.S. to a Privacy-Shield certified organization. U.S. companies will be able to self-certify that they meet the requirements of the new framework, will be required to post a privacy policy on their Websites, and will be required to reply promptly to any complaints. We are continuing to assess the need for, and form of any transfer mechanism we may use.

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

Failure to maintain CME accreditation could adversely affect Medscape Education’s ability to provide online CME offerings

Medscape Education’s continuing education activities for physicians and other healthcare professionals are planned and implemented in accordance with the current Essential Areas and Elements and the Policies of the Accreditation Council for Continuing Medical Education (or ACCME), which oversees providers of CME credit, and other applicable accreditation standards. The ACCME’s standards for commercial support of CME are intended to assure, among other things, that CME activities of ACCME-accredited providers, such as Medscape Education, are independent of “commercial interests,” which are defined as entities that produce, market, re-sell or distribute healthcare goods and services, excluding certain organizations. Commercial interests and entities owned or controlled by commercial interests are ineligible for accreditation by the ACCME. Medscape Education’s accreditation is a Joint Accreditation from the ACCME, the Accreditation Council for Pharmacy Education (as a provider of continuing education for pharmacy) and the American Nurses Credentialing Center (as a provider of continuing education for nurses).

Medscape Education’s current ACCME accreditation expires in August 2022. In order for Medscape Education to renew its accreditation, it will be required to demonstrate to the ACCME that it continues to meet ACCME requirements. If Medscape Education fails to maintain its status as an accredited ACCME provider (whether at the time of such renewal or at an earlier time as a result of a failure to comply with existing or additional ACCME standards), it will not be permitted to accredit CME activities for physicians and other healthcare professionals. Instead, Medscape Education would be required to use third parties to provide such CME-related services. That, in turn, could discourage potential supporters from engaging Medscape Education to develop CME or education-related activities, which could have a material adverse effect on our business.

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

Failure to comply with applicable anti-corruption laws could subject us to penalties and other adverse consequences

The United States and other countries have adopted anti-corruption laws that generally prohibit directly or indirectly giving, offering or promising inducements to public officials to elicit an improper commercial advantage. Under applicable U.S., U.K., German, and most European laws, this prohibition has been interpreted to apply to doctors and other medical professionals who work in state-run hospitals and state-run healthcare systems. Some of these laws broadly prohibit bribery in both the private and public sectors. In recent years, several global anti-corruption enforcement actions led to significant monetary penalties against several companies operating in the global healthcare industry for providing illegal inducements to medical professionals.

As our business expands globally, we (and others acting on our behalf) increasingly interact with public officials, including with doctors and other medical professionals, at least some of whom work in state-run hospitals or healthcare systems. Such interactions inherently increase the risk of violating applicable anti-corruption laws. While we have implemented compliance policies and procedures to mitigate such risk, our personnel and others acting on our behalf could engage in conduct that violates such laws, for which we could be held responsible. Under such circumstances, we could be subject to civil and/or criminal penalties and other consequences that could have a material adverse effect on our business, reputation, brand, financial condition and results of operations.

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

(c) The following table provides information about purchases by WebMD during the three months ended June 30, 2016 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
4/1/16 - 4/30/16	7,692	$63.11	—	$34,056,192
5/1/16 - 5/31/16	31,503	$63.31	—	$34,056,192
6/1/16 - 6/30/16	2,931	$60.33	—	$34,056,192

Total	42,126	$63.07	—

(1)	Represents shares withheld from WebMD Restricted Common Stock that vested during the respective periods in order to satisfy withholding tax requirements related to the vesting of the awards. The value of these shares was determined based on the closing price of WebMD Common Stock on the date of vesting.

(2)	In August 2011, a stock repurchase program (the “Program”) was established through which WebMD was authorized to use up to $75,000,000 to purchase shares of its Common Stock. Increases to the Program of $75,000,000, $50,000,000, $40,000,000, $30,000,000, $23,895,000 and $27,450,843 were authorized in October 2011, February 2014, March 2014, April 2014, November 2014 and September 2015, respectively. For additional information, see Note 4 to the Consolidated Financial Statements included in this Quarterly Report.

ITEM 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBMD HEALTH CORP.

By:	/s/ PETER ANEVSKI
Peter Anevski
Executive Vice President and
Chief Financial Officer

Date: August 9, 2016

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2016)

4.1	Indenture, dated as of June 1, 2016, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Amendment No. 1, filed on June 2, 2016, to the Registrant’s Current Report on Form 8-K filed on June 1, 2016)

4.2	Form of 2.625% Convertible Note Due 2023 (included in Exhibit 4.1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Section 1350 Certification of Chief Executive Officer of Registrant

32.2	Section 1350 Certification of Chief Financial Officer of Registrant

99.1	Explanation of Non-GAAP Financial Measures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

E-1