Form 10-Q
period 2016-09-30
WebMD Health Corp.
filed 2016-11-09
CIK 1326583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Yes  ☐        No  ☑

As of November 1, 2016, the Registrant had 38,760,044 shares of Common Stock outstanding (including unvested shares of restricted Common Stock).

WEBMD HEALTH CORP.

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2016

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

iii

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,600	$641,165
Accounts receivable, net of allowance for doubtful accounts of $1,346 at September 30, 2016 and $1,040 at December 31, 2015	153,255	174,313
Investments	949,488	—
Prepaid expenses and other current assets	17,972	18,998

Total current assets	1,209,315	834,476
Property and equipment, net	84,929	81,027
Goodwill	202,980	202,980
Intangible assets, net	8,554	10,894
Deferred tax assets, net	8,984	15,694
Other assets	8,497	10,852

TOTAL ASSETS	$1,523,259	$1,155,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$65,892	$80,664
Deferred revenue	102,251	102,715
2.25% convertible notes due 2016, net	—	102,523

Total current liabilities	168,143	285,902
2.50% convertible notes due 2018, net	397,620	396,281
1.50% convertible notes due 2020, net	295,140	294,266
2.625% convertible notes due 2023, net	350,849	—
Other long-term liabilities	28,965	23,246

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 650,000,000 shares authorized; 57,437,992 shares issued at September 30, 2016 and December 31, 2015	574	574
Additional paid-in capital	9,283,379	9,238,444
Treasury stock, at cost; 19,300,926 shares at September 30, 2016 and 20,621,216 shares at December 31, 2015	(651,988)	(678,069)
Accumulated other comprehensive income	539	357
Accumulated deficit	(8,349,962)	(8,405,078)

Stockholders’ equity	282,542	156,228

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,523,259	$1,155,923

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$171,438	$152,607	$497,574	$444,270
Cost of operations	65,458	59,552	193,759	177,836
Sales and marketing	35,264	32,850	104,634	97,896
General and administrative	20,005	22,942	67,744	67,397
Depreciation and amortization	7,912	7,266	23,071	23,103
Interest income	1,034	10	1,607	36
Interest expense	7,065	5,681	17,430	18,024
Loss on convertible notes	—	2,058	—	2,058
Gain on investments	—	—	—	139
Other expense	1,712	—	1,712	4,100

Income before income tax provision	35,056	22,268	90,831	54,031
Income tax provision	13,438	9,080	35,715	17,468

Net income	$21,618	$13,188	$55,116	$36,563

Net income per common share:
Basic	$0.57	$0.36	$1.46	$1.00

Diluted	$0.47	$0.32	$1.22	$0.89

Weighted-average shares outstanding used in computing per share amounts:
Basic	38,103	36,721	37,804	36,606

Diluted	55,845	49,958	53,836	49,912

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$21,618	$13,188	$55,116	$36,563
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains, net of tax	(153)	(605)	182	(516)

Total other comprehensive (loss) income, net of tax	(153)	(605)	182	(516)

Comprehensive income	$21,465	$12,583	$55,298	$36,047

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$55,116	$36,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,071	23,103
Non-cash interest, net	2,827	3,276
Non-cash stock-based compensation	21,038	24,731
Deferred income taxes	6,632	(7,246)
Loss on convertible notes	—	2,058
Gain on investments	—	(139)
Changes in operating assets and liabilities:
Accounts receivable	21,058	(10,201)
Prepaid expenses and other, net	2,747	(5,692)
Accrued expenses and other long-term liabilities	(9,748)	(4,555)
Deferred revenue	(464)	15,280

Net cash provided by operating activities	122,277	77,178

Cash flows from investing activities:
Purchases of property and equipment	(24,449)	(25,638)
Purchase of investments	(948,078)	—
Partial redemption of cost-method investment	1,193	—
Proceeds from sale of investments	—	139

Net cash used in investing activities	(971,334)	(25,499)

Cash flows from financing activities:
Proceeds from exercise of stock options	52,702	15,185
Cash used for withholding taxes due on stock-based awards	(7,705)	(3,836)
Net proceeds from issuance of convertible notes	350,394	—
Maturity and repurchases of convertible notes	(102,682)	(151,038)
Purchases of treasury stock	(22,447)	(28,406)
Excess tax benefit on stock-based awards	26,230	21,972

Net cash provided by (used in) financing activities	296,492	(146,123)

Net decrease in cash and cash equivalents	(552,565)	(94,444)
Cash and cash equivalents at beginning of period	641,165	706,776

Cash and cash equivalents at end of period	$88,600	$612,332

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

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results to be expected for any subsequent period or for the entire year ending December 31, 2016. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

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

Presentation of Segment Information

The Company generates revenue in four groups, as set forth in the table below. The first group is “Advertising and Sponsorship – Biopharma and Medical Device” and consists of advertising and sponsorship revenue from pharmaceutical, biotechnology and medical device clients relating to ethical pharmaceutical products or other regulated devices or products or for sponsoring educational programs. The second category is “Advertising and Sponsorship – OTC, CPG and Other” and consists of advertising and sponsorship revenue relating to non-Rx or over-the-counter medications and other healthcare products, food and beverages, beauty products and other consumer products, as well as revenue from clients such as retailers, pharmacies, hospitals, health insurance companies and government agencies. The combined revenue of the first two groups is sometimes referred to as “Advertising and Sponsorship” revenue. The third group is “Health Services” (which the Company previously referred to as “Private Portal Services”) and consists of revenue from employers and health plans for subscriptions to the Company’s WebMD Health Services platform and for related services, including health coaching and condition management services. The change in the name of this group to “Health Services” began in the Company’s reporting on the quarter ended June 30, 2016 and did not reflect any change in the source of the revenue included in this group from prior periods. The fourth group is “Information Services” and consists of revenue from the sale of stand-alone information and data products. Discrete financial information related to a measure of profit or loss for these four revenue groups is not available as they leverage many common expenses, and the Company does not separately allocate these common expenses in assessing the performance of its business. Accordingly, the Company views its business as one reportable segment.

The following table presents the revenues recognized from the four revenue groups described above during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Advertising and sponsorship
Biopharma and medical device	$107,048	$89,870	$296,353	$251,692
OTC, CPG and other	29,026	28,850	93,907	89,047

	136,074	118,720	390,260	340,739
Health services	28,247	27,460	85,134	83,223
Information services	7,117	6,427	22,180	20,308

	$171,438	$152,607	$497,574	$444,270

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income – Basic	$21,618	$13,188	$55,116	$36,563
Interest expense on 1.50% Notes, net of tax	878	864	2,635	2,592
Interest expense on 2.50% Notes, net of tax	1,827	1,797	5,480	5,392
Interest expense on 2.25% Notes, net of tax	—	—	457	—
Interest expense on 2.625% Notes, net of tax	1,675	—	2,235	—

Net income – Diluted	$25,998	$15,849	$65,923	$44,547

Denominator:
Weighted-average shares – Basic	38,103	36,721	37,804	36,606
Stock options and restricted stock	1,709	1,338	1,824	1,407
1.50% Notes	5,694	5,694	5,694	5,694
2.50% Notes	6,205	6,205	6,205	6,205
2.25% Notes	—	—	471	—
2.625% Notes	4,134	—	1,838	—

Adjusted weighted-average shares after assumed conversions – Diluted	55,845	49,958	53,836	49,912

Net income per common share:
Basic	$0.57	$0.36	$1.46	$1.00

Diluted	$0.47	$0.32	$1.22	$0.89

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Options and restricted stock	383	4,235	302	3,672
2.25% Notes	—	2,516	—	3,180

	383	6,751	302	6,852

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent in the consolidated balance sheet instead of separating deferred taxes into current and noncurrent. The revised guidance was required to be effective for the Company beginning in the quarter ending March 31, 2017 and could be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. Early adoption was permitted and the Company elected to early adopt the guidance in the quarter ended March 31, 2016 on a retrospective basis. The adoption of the revised guidance only affected the balance sheet classification of its deferred tax assets and liabilities, and the related valuation allowance. The impact of this reclassification on the consolidated balance sheet as of December 31, 2015 was a decrease to current deferred tax assets of $16,126, an increase to noncurrent deferred tax assets of $15,694 and a decrease to other long-term liabilities of $432 (see table below).

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

Accounting Pronouncements to be Adopted in the Future

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the revised guidance requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU No. 2014-09 by one year. As a result, the revised guidance is effective for the Company beginning in the quarter ending March 31, 2018. Early adoption is permitted, but not before the original effective date of the guidance. The revised guidance is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. In March, April and May 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, respectively. ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12 provide supplemental adoption guidance and clarification to ASU No. 2014-09, and must be adopted concurrently with the adoption of ASU No. 2014-09. The Company has not yet determined the impact the revised guidance will have on its consolidated financial statements.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The revised guidance is effective for the Company beginning in the quarter ending March 31, 2020 and must be adopted using a modified retrospective transition approach. The Company has not yet determined the impact the revised guidance will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The revised guidance is effective for the Company beginning in the quarter ending March 31, 2018 with early adoption permitted and must be applied retrospectively to all periods presented. The Company has not yet determined the impact the revised guidance will have on its consolidated financial statements.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the three and nine months ended September 30, 2015, the Company repurchased $149,550 principal amount of its 2.25% Notes for $151,038 in cash in privately negotiated transactions. The Company recognized a pre-tax loss of $2,058 during the three and nine months ended September 30, 2015 related to these repurchases, which is reflected within loss on convertible notes in the accompanying consolidated statements of operations. The loss included the expensing of the remaining deferred issuance costs outstanding related to the repurchased notes. After these repurchases, the remaining principal amount of the 2.25% Notes outstanding was $102,682, which, in the aggregate, was convertible into 1,429,354 shares of Common Stock. The 2.25% Notes matured on March 31, 2016 and the remaining principal amount of $102,682 was repaid to the holders of the 2.25% Notes.

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

2.625% Convertible Notes due 2023

On June 1, 2016, the Company issued $360,000 aggregate principal amount of its 2.625% Convertible Notes due 2023 (the “2.625% Notes”) in a private offering. Unless previously converted, the 2.625% Notes will mature on June 15, 2023. Net proceeds from the sale of the 2.625% Notes were approximately $350,394, after deducting the related offering expenses. Interest on the 2.625% Notes is payable semi-annually on June 15 and December 15 of each year, commencing December 15, 2016. Under the terms of the 2.625% Notes, holders may surrender their 2.625% Notes for conversion into the Company’s Common Stock at an initial conversion rate of 11.4845 shares of Common Stock per thousand dollars principal amount of the 2.625% Notes. This is equivalent to an initial conversion price of approximately $87.07 per share of Common Stock. In the aggregate, the 2.625% Notes are convertible into 4,134,420 shares of the Company’s Common Stock. The conversion rate may be adjusted under certain circumstances.

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

The balance of the Company’s convertible notes as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016			December 31, 2015
	Principal Amount	Less Unamortized Debt Issuance Costs	Net Carrying Amount	Principal Amount	Less Unamortized Debt Issuance Costs	Net Carrying Amount
2.25% Notes	$—	$—	$—	$102,682	$(159)	$102,523
2.50% Notes	$400,000	$(2,380)	$397,620	$400,000	$(3,719)	$396,281
1.50% Notes	$300,000	$(4,860)	$295,140	$300,000	$(5,734)	$294,266
2.625% Notes	$360,000	$(9,151)	$350,849	$—	$—	$—

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

Cash and Marketable Securities

The following table sets forth the Company’s Level 1 financial assets that were measured and recorded at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

		September 30, 2016			December 31, 2015
	Fair Value Estimate Using:	Amortized Cost Basis	Fair Value	Gross Unrealized Gains	Amortized Cost Basis	Fair Value	Gross Unrealized Gains
Cash and cash equivalents	Level 1	$88,600	$88,600	$—	$641,165	$641,165	$—
U.S. Treasury securities	Level 1	$949,125	$949,488	$363	$—	$—	$—
Equity security	Level 1	$—	$311	$311	$—	$598	$598

During the nine months ended September 30, 2016 the Company invested $948,078 in U.S. Treasury securities which have a maturity date of December 22, 2016. These securities are reflected within Investments on the accompanying consolidated balance sheet as of September 30, 2016.

The Company’s equity security consists of an equity investment in a publicly traded company that completed its initial public offering in December 2014. During the nine months ended September 30, 2015, the Company recorded a gain on investments of $139, which represents the proceeds received by the Company when it sold a portion of this security. The unrealized gain related to this investment, net of tax, is included within accumulated other comprehensive income in the accompanying consolidated balance sheets as of September 30, 2016 and December 31, 2015.

Foreign Currency Forward Contracts

The Company is exposed to fluctuations in foreign currencies related to contracts with certain of the Company’s customers that are denominated in foreign currencies, principally the British Pound and the Euro. In order to manage this risk, the Company has hedged portions of its foreign currency denominated customer contracts with foreign currency forward contracts. At September 30, 2016 and December 31, 2015, the Company had foreign currency forward contracts with U.S. dollar equivalent notional amounts of $8,757 and $0, respectively, all of which were designated as and qualified as cash flow hedges. These forward contracts are intended to fix the amount of these foreign currency obligations in terms of the Company’s functional currency, the U.S. dollar. All of the Company’s derivative instruments are utilized for risk management purposes, and the Company does not use derivatives for speculative trading purposes.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table sets forth the fair values of foreign currency forward contracts, which are valued using Level 2 inputs, and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	September 30, 2016	December 31, 2015
Prepaid expenses and other current assets	$579	$—
Accrued expenses	$(41)	$—
Other long-term liabilities	$(1)	$—

The impact on accumulated other comprehensive income (“AOCI”) and net income from foreign currency forward contracts, for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gain recognized in AOCI	$126	$—	$704	$—
Gain reclassified from AOCI to cost of operations	$175	$—	$521	$—

Other

For disclosure purposes, the Company is required to measure the outstanding value of its debt on a recurring basis. The following table presents the principal amount and estimated fair value (based on Level 1 market price data) of the Company’s convertible notes as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Principal Amount	Fair Value	Principal Amount	Fair Value
2.25% Notes	$—	$—	$102,682	$102,618
2.50% Notes	$400,000	$415,716	$400,000	$416,000
1.50% Notes	$300,000	$346,326	$300,000	$340,566
2.625% Notes	$360,000	$350,402	$—	$—

The Company also holds an investment in a privately held company which is carried at cost, and not subject to fair value measurements. However, if events or circumstances indicate that its carrying amount may not be recoverable, it would be reviewed for impairment. The total amount of the Company’s investment in this

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

privately held company was $5,278 and $6,471 as of September 30, 2016 and December 31, 2015, respectively. The decrease during the nine months ended September 30, 2016 was due to partial cash redemptions of this investment of $526 and $667 during the three months ended March 31, 2016 and the three months ended September 30, 2016, respectively. Since the Company does not have the ability to exercise significant influence over this company, the investment is accounted for under the cost method and it is included in other assets on the accompanying consolidated balance sheets as of September 30, 2016 and December 31, 2015.

4.    Equity

Stock Repurchase Program

In August 2011, the Board of Directors established a stock repurchase program (the “Program”) through which the Company was authorized to use up to $75,000 to purchase shares of WebMD Common Stock, from time to time, in the open market through block trades or in private transactions, depending on market conditions and other factors. In October 2011, February 2014, March 2014, April 2014, November 2014 and September 2015, the Company’s Board of Directors authorized increases to the Program of $75,000, $50,000, $40,000, $30,000, $23,895 and $27,451, respectively. Additionally, on September 16, 2016, the Company’s Board of Directors authorized an increase to the Program of $35,198, bringing the total then available under the Program to $50,000. During both the three and nine months ended September 30, 2016, the Company repurchased 432,072 of its Common Stock shares at an aggregate cost of $22,447 under the Program. During the three and nine months ended September 30, 2015, the Company repurchased 557,776 shares and 688,467 shares, respectively, at an aggregate cost of $23,055 and $28,406, respectively, under the Program. As of September 30, 2016, $46,807 remained available for repurchases under the Program.

Accumulated Other Comprehensive Income

The following table summarizes the Company’s changes in AOCI:

	Unrealized Gains on Marketable Securities, net of tax	Unrealized Gains on Foreign Currency Forward Contracts, net of tax	Total
Balance at December 31, 2015	$357	$—	$357
Unrealized gain before reclassifications	69	436	505
Amounts reclassified from AOCI to cost of operations	—	(323)	(323)

Net current period other comprehensive income	69	113	182

Balance at September 30, 2016	$426	$113	$539

Balance at December 31, 2014	$976	$—	$976
Unrealized loss before reclassifications	(433)	—	(433)
Amounts reclassified from AOCI to cost of operations	(83)	—	(83)

Net current period other comprehensive loss	(516)	—	(516)

Balance at September 30, 2015	$460	$—	$460

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Intangible Assets

Intangible assets consist of the following:

	September 30, 2016				December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (a)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (a)
Content	$15,954	$(15,954)	$—	—	$15,954	$(15,954)	$—	—
Customer relationships	34,057	(30,763)	3,294	2.1	34,057	(29,218)	4,839	2.7
Technology and patents	17,882	(17,086)	796	0.8	17,882	(16,291)	1,591	1.5
Trade names-definite lives	2,530	(2,530)	—	—	2,530	(2,530)	—	—
Trade names-indefinite lives	4,464	—	4,464	n/a	4,464	—	4,464	n/a

Total	$74,887	$(66,333)	$8,554		$74,887	$(63,993)	$10,894

(a)	The calculation of the weighted-average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

Amortization expense was $780 and $2,340 during the three and nine months ended September 30, 2016, respectively, and $833 and $2,499 during the three and nine months ended September 30, 2015, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year Ending December 31:
2016 (October 1st to December 31st)	$780
2017	$2,044
2018	$1,266

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The 2005 Long-Term Incentive Plan (as amended, the “2005 Plan”) is the only existing plan under which future grants can be made. The maximum number of shares of the Company’s Common Stock that may be subject to awards under the 2005 Plan was 24,975,000 as of September 30, 2016, subject to adjustment in accordance with the terms of the 2005 Plan. The Company had an aggregate of 2,633,642 shares of Common Stock available for future grants under the 2005 Plan at September 30, 2016, of which 1,501,500 shares are available for grant only to individuals who are not executive officers of the Company (other than in the case of a new hire who joins the Company as an executive officer) or members of the Company’s Board of Directors.

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

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (a)
Outstanding at January 1, 2016	7,870,435	$35.81
Granted	304,300	54.83
Exercised	(1,952,129)	34.74
Cancelled	(537,902)	40.11

Outstanding at September 30, 2016	5,684,704	$36.79	6.2	$75,374

Vested and exercisable at the end of the period	3,046,256	$31.90	4.6	$54,451

(a)	The aggregate intrinsic value is based on the market price of the Company’s Common Stock on September 30, 2016, which was $49.70, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on September 30, 2016.

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

	Nine Months Ended September 30,
	2016	2015
Expected dividend yield	0.0%	0.0%
Expected volatility	0.38 - 0.44	0.44 - 0.48
Risk-free interest rate	0.86% - 1.71%	1.01% - 1.56%
Expected term (years)	4.0 - 4.8	4.1 - 4.7
Weighted-average fair value of options granted during the period	$18.92	$16.31

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

	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2016	854,845	$39.17
Granted	52,000	57.49
Vested	(201,969)	33.19
Forfeited	(131,702)	42.90

Balance at September 30, 2016	573,174	$42.60

Proceeds received from the exercise of options to purchase shares of the Company’s Common Stock were $3,290 and $52,702 during the three and nine months ended September 30, 2016, respectively, and $3,532 and $15,185 during the three and nine months ended September 30, 2015, respectively. Additionally, in connection with the exercise of certain stock options and the vesting of restricted stock, the Company made payments of $3,895 and $7,705 during the three and nine months ended September 30, 2016, respectively, and $876 and $3,836 during the three and nine months ended September 30, 2015, respectively, related to employee statutory withholding taxes that were satisfied by withholding shares of Common Stock of equal value from the respective employees. The proceeds and payments described above are reflected within cash flows from financing activities within the accompanying consolidated statements of cash flows.

The intrinsic value related to stock options that were exercised, combined with the fair value of shares of restricted stock that vested, aggregated $14,245 and $53,539 for the three and nine months ended September 30, 2016, respectively, and $5,641 and $24,423 for the three and nine months ended September 30, 2015, respectively.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other

Each year, the Company issues shares of its Common Stock to WebMD non-employee directors with a value equal to their annual board and committee retainers. The Company recorded $117 and $350 of stock-based compensation expense for the three and nine months ended September 30, 2016, respectively, and $117 and $350 of stock-based compensation expense for the three and nine months ended September 30, 2015, respectively, in connection with these issuances.

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	$3,176	$5,771	$13,366	$15,704
Restricted stock	1,345	3,254	7,322	8,677
Other	117	117	350	350

Total stock-based compensation expense	$4,638	$9,142	$21,038	$24,731

Included in:
Cost of operations	$1,277	$1,370	$3,707	$3,791
Sales and marketing	1,351	1,968	4,295	5,099
General and administrative	2,010	5,804	13,036	15,841

Total stock-based compensation expense	$4,638	$9,142	$21,038	$24,731

In the table above, stock-based compensation expense included in general and administrative expense for the three and nine months ended September 30, 2016 includes the net reversal of $2,394 of stock-based compensation expense recorded in prior periods for stock-based awards that were forfeited by the Company’s former Chief Executive Officer and former Chief Financial Officer upon their termination of employment in September 2016.

As of September 30, 2016, approximately $37,621 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 1.9 years, related to the Plans.

Tax benefits attributable to stock-based compensation represented 38% of stock-based compensation expense for the three and nine months ended September 30, 2016 and 2015.

8.    Other Expense

Other expense for the three and nine months ended September 30, 2016 represents cash severance and related expenses due to the September 2016 departure of the Chief Executive Officer and the Chief Financial Officer of the Company. Other expense for the nine months ended September 30, 2015 represents a charge related to the resolution of a patent infringement claim made by International Business Machines Corporation against the Company.

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

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and is intended to provide an understanding of our results of operations, financial condition and changes in our results of operations and financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides: a general description of our company and its business; background information on certain trends, transactions and other developments affecting our company; and a discussion of how seasonal factors may impact the timing of our revenue.

•	Critical Accounting Estimates and Policies. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective and often complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (which we refer to as the SEC).

•	Results of Operations and Supplemental Financial and Operating Information. These sections provide our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on a consolidated basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of September 30, 2016.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

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

Information Services.    We generate revenue from the sale of certain information products and services on a stand-alone basis using de-identified data that we license from a small number of third party data sources, of which the principal source is a license retained by HLTH Corporation (or HLTH), our former parent company, in connection with the sale of its Emdeon Business Services (or EBS) business. As the successor to HLTH, we received this license which provides us the rights to certain de-identified data from the operation of the EBS business (now known as Change Healthcare) through early February 2018 for use in the development and commercialization of various information products and services. Customers include data services, informatics and consulting companies. We do not expect that the current license agreement with Change Healthcare will continue after February 2018, and expect that if such agreement is renewed or is replaced with new third party data sources, the terms of any such renewal or replacement license would not be as favorable to us as those in the current agreement. Change Healthcare is in the process of merging with McKesson Corporation and, as a result, discussions around extending our agreement with Change Healthcare have stalled. We are exploring other sources of third-party data and uses of our first party data to generate additional revenue streams, but we are early in that process. Accordingly, we cannot provide any assurance that the sales of, or the profits generated by, our stand-alone information products would not be materially adversely affected by the expiration, in early February 2018, of our license agreement with Change Healthcare. This will not impact our 2016 or 2017 revenue or earnings, but would have an impact in 2018.

Background Information on Certain Trends and Developments Affecting Our Business. Key trends and developments affecting the use of healthcare information services of the types we provide or are developing and our ability to generate revenue from those services include the following:

•	Use of the Internet by Consumers and Physicians. The Internet has emerged as a major communications medium and has fundamentally changed many sectors of the economy, including the marketing and sales of financial services, travel, and entertainment, among others. The Internet is also changing the healthcare industry and has transformed how consumers and physicians find and utilize healthcare information.

—	The Internet has fundamentally changed the way consumers obtain health and wellness information, enabling them to have immediate access to searchable information and dynamic interactive content to check symptoms, understand diseases, find providers and evaluate treatment options. Healthcare consumers seek to educate themselves online about their healthcare-related issues, motivated by the desire to become better informed patients and to become more engaged healthcare consumers.

—	The Internet has become a primary source of information for physicians and other healthcare professionals seeking to improve clinical practice and to interact with their peers. The Internet has also become one of the primary means for physicians to obtain CME and other healthcare professionals to obtain continuing education.

•	Online Marketing and Education Spending for Healthcare Products. Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating consumers and physicians about them; however, only a small portion is currently spent on online services. We believe that these companies, which represented approximately 74% of our advertising and sponsorship revenue in 2015, are aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians. In addition, in an effort to improve operating efficiencies, some pharmaceutical companies have been reducing their field sales forces in the past several years. We believe that we are well-positioned to provide advertising solutions for pharmaceutical products that are currently being marketed as well as those in the pipeline for Food and Drug Administration (FDA) approval. Many of these pharmaceutical products are expensive therapies that treat complex conditions affecting relatively small patient populations, for which we believe that our online services provide an efficient way to reach target audiences. However, notwithstanding our general expectation for increased future demand, we cannot predict the extent or the pace of any shift by pharmaceutical, biotechnology and medical device companies of their marketing expenditures to online services or to what extent they will choose WebMD to provide such services. In 2016, there has been increasing scrutiny regarding pricing increases for pharmaceutical products, which could lead to additional regulation of pharmaceutical pricing or other changes in how those products are distributed and the roles played by various industry participants in that distribution. We cannot predict the effect that such scrutiny or any resulting changes may have on the marketing plans of our customers in future periods or their future use of our services. Furthermore, our advertising and sponsorship revenue may vary significantly from quarter to quarter due to a number of other factors, many of which are outside our control, including economic and regulatory conditions generally and those specifically affecting healthcare industry participants, as well as the following:

—	The majority of our advertising and sponsorship contracts are for terms of approximately four to twelve months. We have relatively few longer term advertising and sponsorship contracts.

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

•	Other Factors Affecting the Demand for Our Advertising and Sponsorship Services. Some of our pharmaceutical company customers have experienced patent expirations for certain of their products in the past several years and some are expected to experience patent expirations over the next several years. In the pharmaceutical industry, patent expirations allow for competition from lower-priced generic versions of the patented drugs and generally result in the termination of marketing efforts for the drug and, in certain instances, have resulted in reductions in the overall online advertising budgets for some of our customers. Our public portals advertisers and sponsors also include companies that provide over-the-counter drugs and other healthcare products, food and beverages, beauty products and other consumer products, particularly for products and services that relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention, as well as clients such as retailers, pharmacies, hospitals, health insurance companies and government agencies. Revenues from these clients are more likely to reflect trends in general economic conditions than revenues from pharmaceutical, biotechnology and medical device companies. Accordingly, revenues from these clients may be subject to significant quarter-to-quarter variations and we may not be able to forecast those variations accurately. Our advertising and sponsorship services are subject to competition from numerous alternatives, including other Internet sites that focus on health-related content, Internet search engines, social media Internet sites, general interest consumer sites and traditional media. Such competition may result in smaller customer commitments or pressure to reduce prices, both of which could reduce our revenues and profit margins.

•	Traffic Trends. The WebMD Health Network reached an average of approximately 184.1 million unique users per month in the third quarter of 2016 and delivered approximately 3.84 billion page views during the quarter, representing an 11% decrease in unique users and a 4% decrease in page views, when compared to the prior year period. Traffic to Medscape properties from physicians and other healthcare professionals averaged approximately 7.7 million physician sessions per month in the third quarter of 2016, an increase of approximately 14% over the prior year period.

—	Consumers and healthcare professionals are increasingly using smartphones, tablets and other mobile devices to access the Internet, with physicians increasingly using mobile devices during treatment at the point of care. Accordingly, the portion of our page views from mobile devices has increased rapidly in the past several years as usage has increased on mobile devices. During the third quarter of 2016: approximately 41% of our page views came from a U.S. smartphone; approximately 20% came from a U.S. personal computer (or PC); approximately 6% came from a U.S. tablet device; and approximately 33% came from non-U.S. sources. See “–Efforts to Increase Advertising and Sponsorship Revenue from Mobile” below for discussion of trends in our advertising and sponsorship revenue from mobile.

—

Starting in the third quarter of 2015, we began to experience slower growth in the overall traffic to The WebMD Health Network than in the prior several years and, in the third quarter of 2016, the traffic was lower than in the prior year period. We have seen declines in the number of referrals that we receive from Google and this has impacted our overall traffic. In the third quarter of 2016, approximately 57% of our traffic came from search engines, as compared to approximately 69% in the prior year period. We have offset much of the decline with growth in direct sources of traffic. In the third quarter of 2016, our non-search-related traffic increased by approximately 40% over the prior year period.

—	In the third quarter of 2016, our advertising and sponsorship revenue grew 15% over the prior year period, even though the aggregate number of page views delivered by The WebMD Health Network declined by 4%. Overall traffic to The WebMD Health Network does not have a direct correlation to our advertising and sponsorship revenue, which can continue to grow even when overall traffic is reduced. We create content on specific topics and program various parts of The WebMD Health Network to build and maintain traffic in areas most important to both our audience and our advertising and sponsorship clients. For example, the total Medscape audience is small compared to the total audience of The WebMD Health Network, but Medscape Websites and mobile apps contributed approximately 60% of our advertising and sponsorship revenue in 2015 because of the high value our clients place on being able to reach the Medscape audience of physicians and other healthcare professionals or to reach targeted portions of that Medscape audience. In the nine months ended September 30, 2016, approximately 75% of our advertising and sponsorship revenue was generated from less than 20% of the page views delivered by The WebMD Health Network.

•	Efforts to Increase Advertising and Sponsorship Revenue from Mobile. We remain focused on delivering a multi-screen platform that engages users on their personal computers, tablet devices and smartphones. As we broaden our mobile offerings for consumers and physicians, we are also expanding our mobile advertising and sponsorship products. We have been seeing increasing customer demand for mobile advertising and sponsorship and have been including mobile components in many of the multi-platform program configurations that we are selling to advertisers and sponsors. While we offer mobile as a stand-alone purchase, our advertising and sponsorship clients are generally interested in reaching a targeted audience, regardless of what device the user is engaging on, and choose multi-platform advertising and sponsorship programs. In 2015, our advertising and sponsorship revenue delivered on a mobile device grew to approximately $189 million, or 38% of our total advertising and sponsorship revenue, from approximately $156 million in 2014 (which was 34% of our total advertising and sponsorship revenue in that year). This includes stand-alone mobile advertising and sponsorship revenue as well as the allocation of multi-platform advertising and sponsorship revenue for the portion delivered on smartphone or tablet. With our significant scale in both desktop and mobile audience engagement and our ability to reach targeted portions of our audience, we believe that The WebMD Health Network is well-positioned to meet the needs of our advertising and sponsorship clients.

•	Social Media and Video Initiatives. Given the increasing prominence of social networks as important platforms for finding and consuming content, WebMD is working to enable users to more easily discover, share and interact with content from WebMD, not just on our own Websites, but also in other online locations. Some of our initiatives are directed toward the creation of new content offerings that are tailored for specific social networks and platforms. Our strategy to extend our content and brand beyond The WebMD Health Network will, in some cases, allow us to drive people back to WebMD’s sites, where we can monetize that traffic as we do today; in other cases, we are exploring new monetization opportunities as we engage with users outside of WebMD’s sites. Another key aspect of these initiatives is to create new video content that is both highly engaging and easily sharable across social networks. To continue to build our video content into a scalable library, we are growing our team of video producers and editors, as well as building additional in-house expertise to create video content. We are also continuing to develop longer-form video offerings. We believe that by taking WebMD into new online environments and onto new platforms, we will strengthen our connection to existing users, reach new audiences and diversify our traffic sources. We expect that these efforts will, over time, allow us to create additional monetization opportunities.

•

Trends Affecting Our Services for Employers and Health Plans.    In response to increasing healthcare costs, public and private sector employers and health plans have been changing benefit plan designs to increase deductibles, co-payments and other out-of-pocket costs and taking other steps to motivate employees and plan participants to live healthier lives and use healthcare in a cost-effective manner. In connection with shifting greater responsibility for healthcare costs to employees and plan participants, employers and health plans are making available more health and benefits information and decision- support applications to help their employees and plan participants make informed decisions about treatment options, health risks, lifestyle choices and healthcare providers. Since lifestyle choices, including choices regarding nutrition, exercise and tobacco use, are key drivers of health and can dramatically impact risks for acquiring chronic, costly health conditions, employers and health plans seek to reduce demand for healthcare services by focusing on health and wellness initiatives for their employees and plan participants. We believe that, through our WebMD Health Services platform and related coaching and condition management services, we are well positioned to play a role in this environment. Our services help employees and plan participants make more informed health and benefit decisions, positively change health behaviors, manage health conditions and lead healthier lives. Our strategy depends, in part, on increasing usage of our services by our employer and health plan clients’ employees and plan participants and being able to demonstrate a sufficient return on investment and other benefits for our clients from those services. Increasing such usage requires us to continue to develop new and updated applications, features and services.

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

Background Information on Certain Significant Developments and Transactions

Stock Repurchases.    On September 16, 2016, our Board of Directors authorized an increase of $35,198 to our stock repurchase program (which we refer to as the Program), bringing the total then available under the Program to $50,000. During both the three and nine months ended September 30, 2016, we repurchased 432,072 shares of our Common Stock at an aggregate cost of $22,447 under the Program. During 2015, we repurchased 688,467 shares of our Common Stock at an aggregate cost of $28,406 under the Program, of which the entire 688,467 shares were purchased in the nine months ended September 30, 2015. As of September 30, 2016, $46,807 remained available for repurchases under the Program.

Convertible Notes.    On January 11, 2011, we issued $400,000 aggregate principal amount of 2.50% Convertible Notes due 2018 (which we refer to as the 2.50% Notes) in a private offering. Unless previously converted, the 2.50% Notes will mature on January 31, 2018. Net proceeds from the sale of the 2.50% Notes were approximately $387,345, after deducting the related offering expenses, of which approximately $100,000 was used by us to repurchase 1,920,490 shares of WebMD Common Stock at a price of $52.07 per share, the last reported sale price of WebMD Common Stock on January 5, 2011, which repurchase settled on January 11, 2011. Interest on the 2.50% Notes is payable semi-annually on January 31 and July 31 of each year, commencing July 31, 2011. Under the terms of the 2.50% Notes, as adjusted following completion of tender offers by WebMD for its Common Stock in 2012, 2013 and 2014, holders may surrender their 2.50% Notes for conversion into WebMD Common Stock at a conversion rate of 15.5118 shares of WebMD Common Stock per thousand dollars principal amount of the 2.50% Notes. This is equivalent to a conversion price of approximately $64.47 per share of Common Stock. In the aggregate, the 2.50% Notes were convertible into 6,204,720 shares of Common Stock as of September 30, 2016.

On March 14, 2011, we issued $400,000 aggregate principal amount of 2.25% Convertible Notes due 2016 (which we refer to as the 2.25% Notes) in a private offering. The 2.25% Notes matured on March 31, 2016 and the remaining outstanding principal amount of $102,682 was repaid.

On November 26, 2013, we issued $300,000 aggregate principal amount of 1.50% Convertible Notes due 2020 (which we refer to as the 1.50% Notes) in a private offering. Unless previously converted, the 1.50% Notes will mature on December 1, 2020. Net proceeds from the sale of the 1.50% Notes were approximately $291,823, after deducting the related offering expenses. Interest on the 1.50% Notes is payable semi-annually on June 1 and December 1 of each year, commencing June 1, 2014. Under the terms of the 1.50% Notes, as adjusted in September 2014 following completion of a tender offer by WebMD for its Common Stock, holders may surrender their 1.50% Notes for conversion into WebMD Common Stock at a conversion rate of 18.9795 shares of Common Stock per thousand dollars principal amount of the 1.50% Notes. This is equivalent to a conversion price of approximately $52.69 per share of Common Stock. In the aggregate, the 1.50% Notes were convertible into 5,693,850 shares of Common Stock as of September 30, 2016.

On June 1, 2016, we issued $360,000 aggregate principal amount of 2.625% Convertible Notes due 2023 (which we refer to as the 2.625% Notes) in a private offering. Unless previously converted, the 2.625% Notes will mature on June 15, 2023. Net proceeds from the sale of the 2.625% Notes were approximately $350,394, after deducting the related offering expenses. Interest on the 2.625% Notes is payable semi-annually on June 15 and December 15 of each year, commencing December 15, 2016. Under the terms of the 2.625% Notes, holders may surrender their 2.625% Notes for conversion into WebMD Common Stock at a conversion rate of 11.4845 shares of Common Stock per thousand dollars principal amount of the 2.625% Notes. This is equivalent to an initial conversion price of approximately $87.07 per share of Common Stock. In the aggregate, the 2.625% Notes were convertible into 4,134,420 shares of Common Stock as of September 30, 2016. The conversion rate may be adjusted under certain circumstances.

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

•	Long-Lived Assets. Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on fair value using exit price and market participant view, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill and indefinite-lived intangible assets, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill and indefinite-lived intangible assets, whenever indicators of impairment are present. We evaluate the carrying value of goodwill and indefinite-lived intangible assets annually, or whenever indicators of impairment are present. We test goodwill for impairment at the reporting unit level only when, after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value. Long-lived assets held for sale are reported at the lower of cost or fair value less cost to sell. There was no impairment of goodwill or indefinite-lived intangible assets in 2015 or during the nine months ended September 30, 2016.

•	Stock-Based Compensation. Stock-based compensation expense for all share-based payment awards granted is determined based on the grant date fair value. The grant date fair value for stock options is estimated using the Black-Scholes Option Pricing Model. We recognize these compensation costs net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment awards. As of September 30, 2016, there was approximately $37,621 of unrecognized stock-based compensation expense (net of estimated forfeitures) related to unvested stock options and restricted stock held by employees, which is expected to be recognized over a weighted-average period of approximately 1.9 years, related to our stock-based compensation plans.

•	Deferred Taxes. Our deferred tax assets are comprised primarily of net operating loss carryforwards and federal tax credits. These net operating loss carryforwards and federal tax credits may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. A significant portion of our net deferred tax assets, including the portion related to excess tax benefits of stock-based awards, are reserved for by a valuation allowance as required by relevant accounting literature. Management determines the need for a valuation allowance by assessing the probability of realizing deferred tax assets, taking into consideration factors including historical operating results, expectations of future earnings and taxable income. Management will continue to evaluate the need for a valuation allowance in the future.

•	Tax Contingencies. Our tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by tax authorities. These potential exposures result from applications of various statutes, rules, regulations and interpretations. Our estimates of tax contingencies reflect assumptions and judgments about potential actions by taxing jurisdictions. We believe that these assumptions and judgments are reasonable. However, our accruals may change in the future due to new developments in each matter and the ultimate resolution of these matters may be greater or less than the amount that we have accrued. Consistent with our historical financial reporting, we have elected to reflect interest and penalties related to uncertain tax positions as part of the income tax provision.

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	$	% (a)	$	% (a)	$	% (a)	$	% (a)
Revenue	$171,438	100.0	$152,607	100.0	$497,574	100.0	$444,270	100.0
Cost of operations	65,458	38.2	59,552	39.0	193,759	38.9	177,836	40.0
Sales and marketing	35,264	20.6	32,850	21.5	104,634	21.0	97,896	22.0
General and administrative	20,005	11.7	22,942	15.0	67,744	13.6	67,397	15.2
Depreciation and amortization	7,912	4.6	7,266	4.8	23,071	4.6	23,103	5.2
Interest income	1,034	0.6	10	—	1,607	0.3	36	—
Interest expense	7,065	4.1	5,681	3.7	17,430	3.5	18,024	4.1
Loss on convertible notes	—	—	2,058	1.3	—	—	2,058	0.5
Gain on investments	—	—	—	—	—	—	139	—
Other expense	1,712	1.0	—	—	1,712	0.3	4,100	0.9

Income before income tax provision	35,056	20.4	22,268	14.6	90,831	18.3	54,031	12.2
Income tax provision	13,438	7.8	9,080	5.9	35,715	7.2	17,468	3.9

Net income	$21,618	12.6	$13,188	8.6	$55,116	11.1	$36,563	8.2

(a)	Amounts may not add due to rounding.

Revenue is derived from four groups. The first group is “Advertising and Sponsorship – Biopharma and Medical Device” and consists of advertising and sponsorship revenue from pharmaceutical, biotechnology and medical device clients relating to ethical pharmaceutical products or other regulated devices or products or for sponsoring educational programs. The second category is “Advertising and Sponsorship – OTC, CPG and Other” and consists of advertising and sponsorship revenue relating to non-Rx or over-the-counter medications and other healthcare products, food and beverages, beauty products and other consumer products, as well as revenue from clients such as retailers, pharmacies, hospitals, health insurance companies and government agencies. The combined revenue of the first two groups is sometimes referred to as “Advertising and Sponsorship” revenue. The third group is “Health Services” (which we previously referred to as “Private Portal Services”) and consists of revenue from employers and health plans for subscriptions to our WebMD Health Services platform and related services, including health coaching and condition management services. The change in the name of this group to “Health Services” does not reflect any change in the source of the revenue included in this group from prior periods. The fourth group is “Information Services” and consists of revenue from the sale of stand-alone information and data products.

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

The following table is a summary of our non-cash expenses included in the respective statements of operations captions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock-based compensation expense included in:
Cost of operations	$1,277	$1,370	$3,707	$3,791
Sales and marketing	1,351	1,968	4,295	5,099
General and administrative	2,010	5,804	13,036	15,841

Total stock-based compensation expense	$4,638	$9,142	$21,038	$24,731

Three and Nine Months Ended September 30, 2016 and 2015

The following discussion is a comparison of our results of operations for the three and nine months ended September 30, 2016 and 2015.

Revenue

Our total revenue increased 12.3% and 12.0% to $171,438 and $497,574 for the three and nine months ended September 30, 2016, respectively, from $152,607 and $444,270 in the prior year periods. The increases were due to increases in advertising and sponsorship revenue of $17,354 and $49,521, increases in health services revenue of $787 and $1,911 and increases in information services revenue of $690 and $1,872, for the three and nine months ended September 30, 2016, respectively, over the prior year periods. A more detailed discussion regarding changes in these revenue groupings is included below under “–Supplemental Financial and Operating Information.”

Costs and Expenses

Cost of Operations.    Cost of operations was $65,458 and $193,759 for the three and nine months ended September 30, 2016, respectively, compared to $59,552 and $177,836 in the prior year periods. As a percentage of revenue, cost of operations was 38.2% and 38.9% for the three and nine months ended September 30, 2016, respectively, compared to 39.0% and 40.0% for the prior year periods. Included in cost of operations were non-cash expenses related to stock-based compensation of $1,277 and $3,707 for the three and nine months ended September 30, 2016, respectively, compared to $1,370 and $3,791 in the prior year periods. Cost of operations, excluding such non-cash expenses, was $64,181 and $190,052 for the three and nine months ended September 30, 2016, respectively, or 37.4% and 38.2% of revenue, compared to $58,182 and $174,045, or 38.1% and 39.2% of revenue, for the prior year periods. The increase in absolute dollars for the three and nine months ended September 30, 2016 compared to the prior year periods was primarily attributable to the increased expense associated with the delivery of our advertising and sponsorship programs and the operations of our Websites. The decrease in cost of operations expense as a percentage of revenue, excluding such non-cash expenses discussed above, for the three and nine months ended September 30, 2016 compared to the prior year periods was primarily due to the increase in our revenue of 12.3% and 12.0%, respectively, without a commensurate increase in cost of operations expenses as many of our expenses are fixed in nature.

Sales and Marketing.    Sales and marketing expense was $35,264 and $104,634 for the three and nine months ended September 30, 2016, respectively, compared to $32,850 and $97,896 in the prior year periods. As a percentage of revenue, sales and marketing expense was 20.6% and 21.0% for the three and nine months ended September 30, 2016, compared to 21.5% and 22.0% for the prior year periods. Included in sales and marketing expense were non-cash expenses related to stock-based compensation of $1,351 and $4,295 for the three and nine months ended September 30, 2016, respectively, compared to $1,968 and $5,099 in the prior year periods. Sales and marketing expense, excluding such non-cash expenses, was $33,913 and $100,339 for the three and nine months ended September 30, 2016, respectively, or 19.8% and 20.2% of revenue, compared to $30,882 and $92,797, or 20.2% and 20.9% of revenue, for the prior year periods. The decrease in sales and marketing expense as a percentage of revenue, excluding such non-cash expenses discussed above, for the three and nine months ended September 30, 2016 compared to the prior year periods was primarily due to the increase in our revenue of 12.3% and 12.0%, respectively, without a commensurate increase in sales in marketing expenses as many of our expenses are fixed in nature.

General and Administrative.    General and administrative expense was $20,005 and $67,744 for the three and nine months ended September 30, 2016, respectively, compared to $22,942 and $67,397 in the prior year periods. As a percentage of revenue, general and administrative expense was 11.7% and 13.6% for the three and nine months ended September 30, 2016, respectively, compared to 15.0% and 15.2% for the prior year periods. Included in general and administrative expense were non-cash expenses related to stock-based compensation of $2,010 and $13,036 for the three and nine months ended September 30, 2016, respectively, compared to $5,804 and $15,841 in the prior year periods. The decrease in non-cash stock-based compensation expense for the three and nine months ended September 30, 2016, compared to the prior year periods, was primarily due to the net reversal of $2,394 of stock-based compensation expense recorded in prior periods for stock-based awards that were forfeited by our former Chief Executive Officer and our former Chief Financial Officer upon their termination of employment in September 2016. General and administrative expense, excluding such non-cash expenses, was $17,995 and $54,708 for the three and nine months ended September 30, 2016, respectively, or 10.5% and 11.0% of revenue, compared to $17,138 and $51,556, or 11.2% and 11.6% of revenue, for the prior year periods. The decrease in general and administrative expense as a percentage of revenue, excluding the non-cash expenses discussed above, for the three and nine months ended September 30, 2016 compared to the prior year periods, was primarily due to the increase in our revenue of 12.3% and 12.0%, respectively, without a commensurate increase in sales in marketing expenses as many of our expenses are fixed in nature.

Depreciation and Amortization.    Depreciation and amortization expense was $7,912 and $23,071 for the three and nine months ended September 30, 2016, respectively, compared to $7,266 and $23,103 in the prior year periods.

Interest Income.    Interest income was $1,034 and $1,607 for the three and nine months ended September 30, 2016, respectively, compared to $10 and $36 in the prior year periods. The increases in interest income during the three and nine months ended September 30, 2016 resulted from higher average rates of return on our investments as well as higher average investment balances during these periods due to the net proceeds from the issuance of the 2.625% Notes on June 1, 2016.

Interest Expense.    Interest expense was $7,065 and $17,430 for the three and nine months ended September 30, 2016, respectively, compared to $5,681 and $18,024 in the prior year periods. These amounts included non-cash interest expense, related to the amortization of debt issuance costs for convertible debt, of $1,077 and $2,827 for the three and nine months ended September 30, 2016, respectively, compared to $1,020 and $3,276 in the prior year periods. The increase in interest expense for the three months ended September 30, 2016, compared to the prior year period, was primarily due to the issuance of $360,000 principal amount of our

2.625% Notes on June 1, 2016. During the nine months ended September 30, 2016, our interest expense decreased, compared to the prior year period, due to a lower weighted average outstanding balance of convertible notes during the period.

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

Other Expense.    Other expense of $1,712 for the three and nine months ended September 30, 2016 represents cash severance and related expenses due to the termination of employment of our former Chief Executive Officer and our former Chief Financial Officer in September 2016. Other expense of $4,100 for the nine months ended September 30, 2015 represents a charge related to the resolution of a patent infringement claim made against us by International Business Machines Corporation.

Income Tax Provision.    The income tax provision was $13,438 and $35,715 for the three and nine months ended September 30, 2016, respectively, compared to $9,080 and $17,468 in the prior year periods. During the three and nine months ended September 30, 2016, the income tax provision represented 38.3% and 39.3% of pre-tax income, respectively. During the three and nine months ended September 30, 2015, the income tax provision represented 40.8% and 32.3% of pre-tax income, respectively. The effective tax rate was lower than our statutory tax rate for the nine months ended September 30, 2015 as the income tax provision included a non-cash income tax benefit of $4,724 due to the reversal of an income tax valuation allowance. This benefit reflects a correcting adjustment, made in the quarter ended June 30, 2015, to the income tax valuation allowance originally recorded during the year ended December 31, 2012, which increased our net loss in that year.

Net Income.    Net income increased to $21,618 and $55,116 during the three and nine months ended September 30, 2016, respectively, compared to $13,188 and $36,563 in the prior year periods. As a percentage of revenue, net income was 12.6% and 11.1% of revenue in the three and nine months ended September 30, 2016, respectively, compared to 8.6% and 8.2% of revenue in the prior year periods. These increases as a percentage of revenue were primarily due to the higher revenue in 2016. Many of our expenses are fixed in nature and do not vary directly with revenue and, accordingly, our net income as a percentage of revenue will fluctuate primarily as a result of changes in our revenue.

Supplemental Financial and Operating Information

The following table and the discussion that follows presents information for groups of revenue based on similar services we provide, as well as information related to a non-GAAP performance measure that we use to monitor the performance of our business and which we refer to as “Earnings before interest, taxes, non-cash and other items” or “Adjusted EBITDA.” Due to the fact that Adjusted EBITDA is a non-GAAP measure, we have also included a reconciliation from net income to Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
Advertising and sponsorship
Biopharma and medical device	$107,048	$89,870	$296,353	$251,692
OTC, CPG and other	29,026	28,850	93,907	89,047

	136,074	118,720	390,260	340,739
Health services	28,247	27,460	85,134	83,223
Information services	7,117	6,427	22,180	20,308

	$171,438	$152,607	$497,574	$444,270

Net income	$21,618	$13,188	$55,116	$36,563

Interest, taxes, non-cash and other items
Interest income	(1,034)	(10)	(1,607)	(36)
Interest expense	7,065	5,681	17,430	18,024
Income tax provision	13,438	9,080	35,715	17,468
Depreciation and amortization	7,912	7,266	23,071	23,103
Non-cash stock-based compensation	4,638	9,142	21,038	24,731
Loss on convertible notes	—	2,058	—	2,058
Gain on investments	—	—	—	(139)
Other expense	1,712	—	1,712	4,100

Earnings before interest, taxes, non-cash and other items (Adjusted EBITDA)	$55,349	$46,405	$152,475	$125,872

The following discussion is a comparison of the results of operations for our groups of revenue, our net income and our Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015.

Advertising and Sponsorship.    Advertising and sponsorship revenue was $136,074 and $390,260 in the three and nine months ended September 30, 2016, respectively, increases of $17,354 and $49,521, or 14.6% and 14.5%, from the prior year periods. The increases in revenue for the three and nine months ended September 30, 2016 over the prior year periods were primarily attributable to the increased adoption of our advertising and sponsorship offerings by biopharma and medical device companies, which represented increases of $17,178 and $44,661, respectively, and by our OTC, CPG and other customers, which represented increases of $176 and $4,860, respectively. In general, pricing remained relatively stable for our public portal advertising and sponsorship offerings and was not a significant source of the revenue increase.

Health Services.    Health services revenue was $28,247 and $85,134 in the three and nine months ended September 30, 2016, respectively, increases of $787 and $1,911, or 2.9% and 2.3%, from the prior year periods. The slight increases in revenue for the three and nine months ended September 30, 2016 was primarily attributable to an increase in services provided. In general, pricing remained relatively stable for our WebMD Health Services platform and related services and was not a significant source of the revenue increase. The number of customers using our WebMD Health Services platform at September 30, 2016 was 87 compared to 91 customers using our WebMD Health Services platform at September 30, 2015.

Information Services.    Information services revenue was $7,117 and $22,180 in the three and nine months ended September 30, 2016, respectively, increases of $690 and $1,872, or 10.7% and 9.2%, from the prior year periods. The increases were attributable to an increase in the number of customers licensing our information services and an increase in the rates charged for our information services.

Adjusted EBITDA.    Adjusted EBITDA increased to $55,349 and $152,475 during the three and nine months ended September 30, 2016, respectively, compared to $46,405 and $125,872 in the prior year periods. As a percentage of revenue, Adjusted EBITDA was 32.3% and 30.6% of revenue in the three and nine months ended September 30, 2016, respectively, compared to 30.4% and 28.3% of revenue in the prior year periods. These increases as a percentage of revenue were primarily due to the higher revenue in 2016. Many of our expenses are fixed in nature and do not vary directly with revenue and, accordingly, our Adjusted EBITDA as a percentage of revenue will fluctuate primarily as a result of changes in our revenue.

Explanatory Note Regarding Adjusted EBITDA.    Adjusted EBITDA is a non-GAAP financial measure and should be viewed as supplemental to, and not as an alternative for, “net income (loss)” calculated in accordance with GAAP. Our management uses Adjusted EBITDA as an additional measure of performance for purposes of business decision-making, including developing budgets, managing expenditures, and evaluating potential acquisitions or divestitures. Period-to-period comparisons of Adjusted EBITDA help our management identify additional trends in financial results that may not be shown solely by period-to-period comparisons of net income (loss). We believe that the presentation of Adjusted EBITDA is useful to investors in their analysis of our results for reasons similar to the reasons why our management finds it useful and because it helps facilitate investor understanding of decisions made by our management in light of the performance metrics used in making those decisions. In addition, we believe that providing Adjusted EBITDA, together with a reconciliation of net income to Adjusted EBITDA, helps investors make comparisons between us and other companies that may have different capital structures, different effective income tax rates and tax attributes, different capitalized asset values and/or different forms of employee compensation. Please see the “Explanation of Non-GAAP Financial Information” filed as Exhibit 99.1 to this Quarterly Report for additional background information regarding our use of Adjusted EBITDA. Exhibit 99.1 is incorporated in this MD&A by reference.

Liquidity and Capital Resources

As of September 30, 2016, we had $88,600 of cash and cash equivalents, and working capital of $1,041,172. Our operating cash flows are affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, the timing of interest payments related to our convertible debt, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities during the nine months ended September 30, 2016 was $122,277, which related to net income of $55,116, adjusted for a non-cash income tax provision of $6,632 related to deferred income taxes, and other non-cash expenses of $46,936, which include depreciation and amortization expense, non-cash interest expense and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities resulted in an increase in cash of $13,593, primarily due to cash provided as a result of a decrease in accounts receivable of $21,058 and a decrease in prepaid and other assets of $2,747, which was offset by cash used as a result of a decrease in accrued liabilities of $9,748 and a decrease in deferred revenue of $464.

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

Cash used in investing activities was $971,334 and $25,499 during the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016, we used $948,078 in cash to purchase short-term investments. Cash used in investing activities included purchases of property and equipment of $24,449 and $25,638 in the nine months ended September 30, 2016 and 2015, respectively. Also included in investing activities in the nine months ended September 30, 2016 was the receipt of $1,193 related to the partial redemption of a cost-method investment. During the nine months ended September 30, 2015, we also received $139 in cash proceeds from the sale of a portion of our investment in an equity security.

Cash provided by financing activities was $296,492 during the nine months ended September 30, 2016. Cash used in financing activities was $146,123 during the nine months ended September 30, 2015. Cash provided by financing activities in the nine months ended September 30, 2016 primarily related to the issuance of $360,000 principal amount of our 2.625% Notes for which we received $350,394 in net proceeds, after deducting the related issuance costs. During the nine months ended September 30, 2016, we used cash of $102,682 to repay our 2.25% Notes which matured on March 31, 2016. During the nine months ended September 30, 2015, we used cash of $151,038 to repurchase a portion of our 2.25% Notes. During the nine months ended September 30, 2016 and 2015, we received cash proceeds of $52,702 and $15,185, respectively, related to the exercise of stock options, and used cash of $7,705 and $3,836, respectively, for withholding taxes on stock-based awards. Cash flows from financing activities for the nine months ended September 30, 2016 and 2015 also include excess tax benefits on stock-based awards of $26,230 and $21,972, respectively. Additionally, we used cash of $22,447 and $28,406 in the nine months ended September 30, 2016 and 2015, respectively, to repurchase shares of our Common Stock through our authorized repurchase program.

Potential future uses of cash include repurchases of our Common Stock and our anticipated capital expenditure requirements for 2016, which we currently estimate to be approximately $30 million (of which, approximately $6 million will be in the quarter ending December 31, 2016) and which primarily relate to improvements that will be deployed across our Websites in order to enable us to service future growth in unique users and page views, as well as to create new sponsorship areas for our customers, and to improve the systems used to provide our WebMD Health Services platform.

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

Accounting Pronouncements to be Adopted in the Future

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the revised guidance requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU No. 2014-09 by one year. As a result, the revised guidance is effective for us beginning in the quarter ending March 31, 2018. Early adoption is permitted, but not before the original effective date of the guidance. The revised guidance is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. In March, April and May 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, respectively. ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12 provide supplemental adoption guidance and clarification to ASU No. 2014-09, and must be adopted concurrently with the adoption of ASU No. 2014-09. We have not yet determined the impact that the revised guidance will have on our consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The revised guidance is effective for us beginning in the quarter ending March 31, 2020 and must be adopted using a modified retrospective transition approach. We have not yet determined the impact the revised guidance will have on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The revised guidance is effective for us beginning in the quarter ending March 31, 2018 with early adoption permitted and must be applied retrospectively to all periods presented. We have not yet determined the impact the revised guidance will have on our consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal and maintain adequate liquidity.

The value of our cash, and cash equivalents, which was $88.6 million at September 30, 2016, is not subject to changes in interest rates. The value of our investments, which was $949.5 million at September 30, 2016, is subject to changes in interest rates; however, due to the short term nature of these investments, any changes are not expected to be material.

The 2.50% Notes, the 1.50% Notes and the 2.625% Notes have fixed interest rates; therefore, changes in interest rates will not impact our results of operations or financial position.

Exchange Rate Sensitivity

Substantially all of our revenues and expenses are denominated in United States dollars; however, a portion of the revenue from our international operations was contracted in foreign currencies. The impact of changes in exchange rates for the three and nine months ended September 30, 2016 and 2015 has been reflected in our results of operations and was not material, and future changes in exchange rates are not expected to have a material impact on our results of operations or financial position.

ITEM 4.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2016. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of September 30, 2016.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and the Chief Financial Officer, concluded that there were no changes in WebMD’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

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

Failure to continue to enhance the analytic capabilities we use to demonstrate the value of our services to advertisers and sponsors could adversely affect our ability to market our services

We continue to work to enhance the analytic capabilities we use to demonstrate to advertisers and sponsors how promotional strategies implemented through The WebMD Health Network impact physician and consumer behaviors and preferences. Our ability to demonstrate the value of advertising and sponsorship on The WebMD Health Network depends, in part, on our ability to provide accurate and reliable analytics and measurement capabilities and to continue to improve such capabilities. If we are unable to demonstrate such analytic capabilities, it could adversely affect our ability to market our services or to satisfy client expectations and commitments that rely on analytics to measure performance and, as a result, we may lose business to competitors even if our advertising and sponsorship services are superior to theirs.

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

We do not expect that the current license agreement with Change Healthcare will continue after February 2018, and expect that if such agreement is renewed or is replaced with new third party data sources, the terms of any such renewal or replacement license would not be as favorable to us as those in the current agreement.

Change Healthcare is in the process of merging with McKesson Corporation and, as a result, discussions around extending our agreement with Change Healthcare have stalled. We are exploring other sources of third-party data and uses of our first party data to generate additional revenue streams, but we are early in that process. Accordingly, we cannot provide any assurance that the sales of, or the profits generated by, our stand-alone information products would not be materially adversely affected by the expiration, in early February 2018, of our license agreement with Change Healthcare. This will not impact our 2016 or 2017 revenue or earnings, but would have an impact in 2018.

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

The time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program, as well as the additional time period before our services are delivered, may be longer than expected, especially for medium-sized and larger contracts, and may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals, including internal approvals relating to compliance with the laws and regulations applicable to the marketing of healthcare products. We have experienced, from time to time, a lengthening of this internal review process by pharmaceutical and biotechnology companies, which has resulted in delays in contracting as well as delays in recognizing expected revenue under executed contracts and which may continue to cause such delays. Other factors that could affect the timing of contracting for specific programs with advertisers and sponsors, or receipt of revenue under such contracts, include the timing of:

•	U.S. Food and Drug Administration (FDA) approval for new products or for new indications or uses for approved products;

•	any adverse determinations by the FDA affecting products previously approved or expected to be approved or the permitted uses of such products or their marketing;

•	FDA approval of generic products that compete with existing brand name products and any increase in the number or significance of such approvals;

•	recalls, withdrawals or shortages of products from the market;

•	consolidation of companies in the pharmaceutical and biotechnology industries;

•	rollouts of new or enhanced services on our public portals;

•	seasonal factors relating to the prevalence of specific health conditions and other seasonal factors that may affect the timing of promotional campaigns for specific products; and

•	the scheduling of conferences for physicians and other healthcare professionals.

Some of our pharmaceutical company customers have experienced patent expirations for certain of their products in the past several years and some are expected to experience patent expirations over the next several years. In the pharmaceutical industry, patent expirations allow for competition from lower-priced generic versions of the patented drugs and generally result in the termination of marketing efforts for the drug (unless the FDA awards regulatory exclusivities beyond the patent term). In addition, expirations of patents that result in a significant reduction in revenue for a pharmaceutical company can lead to reductions in their advertising and sponsorship expenditures for other drugs in their product portfolios or for their entire product portfolio.

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

Lengthy sales and implementation cycles for our WebMD Health Services platform and certain contractual rights of our clients make it difficult to forecast our revenues and may have an adverse impact on our results of operations

The period from our initial contact with a potential client for our WebMD Health Services platform and entry into a contract for a subscription to our solution by the client is difficult to predict. In the past, this period has generally ranged from six to twelve months, but in some cases has been longer. Potential contracts may be subject to delays or cancellations due to a client’s internal procedures for approving large expenditures and other factors beyond our control, including the effect of general economic conditions on the willingness of potential clients to subscribe to our WebMD Health Services solution. The time it takes to implement our WebMD Health Services platform is also difficult to predict and has lasted as long as six months from contract execution to the commencement of live operation. Implementation may be subject to delays based on the availability of the internal resources of the client that are needed and other factors outside of our control. As a result, we have limited ability to forecast the timing of revenue from clients. This, in turn, makes it more difficult to forecast our financial performance for future periods and may have an adverse impact on our results of operations.

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

In addition, some of our client contracts permit termination, by the client, prior to the end of the stated contract term for some or all of the services to be provided, which can make it more difficult to forecast our future financial performance and may have an adverse impact on our results of operations.

Our ability to renew existing agreements with employers and health plans will depend, in part, on our ability to continue to develop and update our offerings and to increase usage of our services by their employees and plan members

In a healthcare market where a greater share of the responsibility for healthcare costs and decision-making has been shifting to consumers, use of information technology (including personal health records) to assist consumers in making informed decisions about healthcare has also increased. We believe that through our WebMD Health Services platform as well as our health coaching programs and our targeted condition management programs, we are well positioned to play a role in this environment. However, our strategy depends, in part, on increasing usage of our services by our employer and health plan clients’ employees and plan participants and being able to demonstrate a sufficient return on investment and other benefits for our clients from those services. Increasing usage of our platform and related services requires us to continue to develop new and updated applications, features and services. In addition, there are numerous competitors for the services we provide, many of which have greater financial, technical, product development, marketing and other resources than we do, and may be better known than we are. We cannot provide assurance that we will be able to meet our development and implementation goals or that we will be able to compete successfully against other vendors offering competitive services and, if we are unable to do so, we may experience static or diminished usage of our platform and related services, possible non-renewals of our customer agreements and, since some customers have the right to terminate or modify existing agreements before the end of the full contract term, possible terminations for some or all of the services to be provided.

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

Risks Related to the Healthcare Industry, Healthcare Regulation and Internet Regulation

Developments in the healthcare industry that reduce spending by healthcare industry participants generally could adversely affect our business

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

Developments in the healthcare industry that reduce spending in the specific market segments that we participate in could adversely affect our business

Even if overall expenditures by industry participants remain the same or increase, developments in the healthcare industry may result in reduced spending in some or all of the specific market segments that we serve or are planning to serve. For example, use of our products and services could be affected by:

•	changes in the design of health insurance plans or governmental programs that pay for healthcare products and services;

•	the timing of FDA (or European or other national regulatory authority) approvals for new products or for new approved indications or uses for existing products and any decrease in the number or significance of new drugs or medical devices coming to market or new approved uses for existing products;

•	the timing of FDA, or European or other national regulatory authority, approvals of generic products that compete with existing brand name products and any increase in the number or significance of such approvals or of withdrawals of brand name products from the market;

•	the timing of FDA (or European or other national regulatory authority) approvals of biosimilars to approved biological products and any increase in the number or significance of such approvals or of withdrawals of biological products from the market; and

•	decreases in marketing expenditures by pharmaceutical or medical device companies, including as a result of governmental regulation or private initiatives that discourage, restrict or prohibit advertising, sponsorship or educational activities by pharmaceutical or medical device companies or that discourage, restrict or prohibit their use of online services for some or all such activities.

In addition, our customers’ expectations regarding pending or potential industry developments may also affect their budgeting processes and spending plans with respect to products and services of the types we provide. In 2016, there has been increasing scrutiny regarding pricing increases for pharmaceutical products, which could lead to additional regulation of pharmaceutical pricing or other changes in how those products are distributed and the roles played by various industry participants in that distribution. We cannot predict the effect that such scrutiny or any resulting changes may have on the marketing plans of our customers in future periods or their future use of our services.

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

•	U.S. Regulation of Drug and Medical Device Advertising and Promotion. The WebMD Health Network provides services involving advertising and promotion of prescription and over-the-counter drugs and medical devices and claims of nutritional supplements. If the FDA or the Federal Trade Commission (FTC) finds that any of our products and services or any information on The WebMD Health Network, in our mobile applications, or in WebMD Magazine violates applicable regulations and guidance documents, they may take regulatory or judicial action against us and/or the advertiser or sponsor of that information. State attorneys general may take similar action based on their respective states’ consumer protection statutes. Any increase or change in regulation of drug or medical device advertising and promotion, especially if it relates to promotional activities involving the Internet or social media, could make it more difficult for us to contract for sponsorships and advertising and could have a material adverse effect on our revenues and results of operations. In 2014, the FDA issued multiple draft guidance documents clarifying the application of its promotional regulations to certain content on social media Websites. In 2015, the FTC issued guidance concerning native advertising (the placement of sponsored content with the same look and feel as the publisher’s independent content), which provides recommendations for integrating sponsored content on publisher Websites while maintaining a clear distinction between the publisher’s editorial content and the sponsored content. We cannot predict how our customers or others in the industry might implement the FTC’s guidance in the future or how its implementation might affect our business. Recent private industry initiatives have resulted in voluntary restrictions, which advertisers and sponsors have agreed to follow.

•	Non-U.S. Regulation of Drug and Medical Device Advertising and Promotion. To the extent that The WebMD Health Network reaches users outside of the United States, our Websites may be required to comply with the national laws of the respective countries whose users they address. In many countries, the advertising of prescription drugs to the general public is not allowed and, accordingly, these countries generally require access restrictions for Websites that contain such advertisements, which are only allowed to be addressed to healthcare professionals. In addition, there are laws and regulations regarding the use of indirect or disguised marketing, and regarding the offering and providing of gifts or benefits with promotional purpose that are not of minor value.

•	Anti-Kickback Laws. There are federal and state laws that govern patient referrals, physician financial relationships and inducements to healthcare providers and patients. The federal anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, in exchange for the referral of patients for items or services reimbursed by Medicare, Medicaid and other federal healthcare programs, or to induce or reward the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service reimbursed by these programs. Many states and European countries also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a government healthcare program. These laws are applicable to any person or entity, including manufacturers and distributors and, therefore, may restrict how we and some of our customers market products to healthcare providers. We carefully review our practices with regulatory experts in an effort to ensure that we comply with all applicable laws. However, the laws in this area are both broad and vague, and it is often difficult or impossible to determine precisely how the laws will be applied, particularly to new services. Penalties for violating the federal anti-kickback law include imprisonment, fines and exclusion from participating, directly or indirectly, in Medicare, Medicaid and other federal healthcare programs. Any determination by a state, federal, or foreign regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate some portions of our business and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our practices could cause us to incur significant costs or cause adverse publicity. In addition, enforcement or the potential for enforcement of these laws against some of our customers may influence the services we are able to offer and/or our customers’ willingness to continue to use our services.

•	False Claims Laws. The Federal False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a Federal healthcare program. The whistleblower (or “qui tam”) provisions of the Federal False Claims Act allow a private individual to bring actions on behalf of the Federal government alleging that the defendant has submitted a false claim to the federal government and to share in any monetary recovery. After the filing of a qui tam suit, the Federal government may intervene and control the case; if it does not, the private individual may pursue the claim on his or her own. In addition, various states and European countries have enacted false claim laws analogous to the Federal False Claims Act, and many of these laws apply where a claim is submitted to any third-party payor and not merely a federal healthcare program. When an entity is determined to have violated the Federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government plus civil penalties. In recent years an increasing number of Federal False Claims Act cases have been brought against drug manufacturers and resulted in significant monetary settlements and imposition of federally supervised corporate integrity agreements in circumstances that include allegations that company-sponsored continuing medical education (or CME) was unlawful off-label promotion. It is not clear whether there is a basis for the application of the Federal False Claims Act to the types of services that WebMD provides. However, plaintiffs have in the past, and may in the future, seek to name us as defendants in these types of cases. Any action against us for violation of these laws could cause us to incur significant legal expenses and may adversely affect our ability to operate our business. Similarly, False Claims Act actions and resulting corporate integrity agreements involving our customers may reduce the use of our services by our advertising and sponsorship clients.

•	Medical Professional Regulation. The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine. If a state determines that some portion of our business violates these laws, it may seek to have us discontinue those portions or subject us to penalties or licensure requirements.

•	Regulation of Mobile Medical Applications and Other Mobile Health Technology. The FDA has issued guidance regarding mobile medical applications and other mobile health technology, clarifying the agency’s intent to regulate only those applications that meet the agency’s definition of “device” and could pose a risk to patients’ safety if they fail to work as intended. The FDA is exercising enforcement discretion with respect to certain lower risk mobile applications that meet the device definition. Mobile applications that do not meet the device definition are beyond the FDA’s jurisdiction and, accordingly, are not subject to the agency’s oversight. In February 2015, the FDA issued guidance stating it would refrain from exercising enforcement over certain products that promote health or healthy lifestyles even when promoted for patients with certain diseases or conditions. In light of FDA guidance, we believe that none of our existing online services and mobile applications are subject to regulation as a medical device under applicable FDA regulations. We are required to determine whether FDA regulations would apply to any of our applications and the FDA could disagree with our determination. It is also possible that products or services that we may offer in the future could subject us to such regulation or that current rules could change or be interpreted to apply to some of our existing online services or mobile applications. Complying with such regulations could be burdensome and expensive and could delay our introduction of new services or applications.

The Affordable Care Act could adversely affect some of our healthcare industry customers and clients

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (which we refer to as the Affordable Care Act), was signed into law in March 2010. The Affordable Care Act made extensive changes to the system of healthcare insurance and benefits in the U.S. While we do not currently anticipate any significant adverse effects on WebMD as a direct result of application of the Affordable Care Act to our business or on our company in its capacity as an employer, we are unable to predict what the future indirect impacts of the Affordable Care Act will be on WebMD’s business through its effects on other healthcare industry participants, including pharmaceutical and medical device companies that are advertisers and sponsors of our public portals, and employers and health plans that are clients of our WebMD

Health Services platform and related services. In addition, we are unable to predict the impact from any future changes to the Affordable Care Act or its implementation.

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

Criminal sanctions in Europe for violations of national implementations of the data protection Directive 95/46/EC and of the e-Privacy Directive 2002/58/EC are rarely imposed, though national implementations provide for both criminal and administrative sanctions. For example, France provides for administrative fines of up to 3,000,000 Euros in case of illegal collection or processing of personally identifiable information. Under the General Data Protection Regulation, there will be fines of up to 10,000,000 Euros or up to 2% of the global sales for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of the global sales for more serious offenses.

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

In September 2013 and September 2014, WebMD repurchased shares of its common stock in tender offers (collectively, the “Tender Offers”). Completion of the Tender Offers may increase the possibility of another ownership change, which could decrease the existing annual limitation and would apply to all NOL carryforwards and tax credits generated prior to this potential new ownership change.

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

(c) The following table provides information about purchases by WebMD during the three months ended September 30, 2016 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
7/1/16 - 7/31/16	3,543	$59.30	—	$34,056,192
8/1/16 - 8/31/16	379,507	$52.63	366,082	$14,802,153
9/1/16 - 9/30/16	73,899	$48.71	65,990	$46,807,503

Total	456,949	$52.05	432,072

(1)	Includes the following number of shares withheld from WebMD Restricted Common Stock that vested during the respective periods in order to satisfy withholding tax requirements related to the vesting of the awards: 3,543 in July; 13,425 in August; and 7,909 in September. The value of these shares was determined based on the closing price of WebMD Common Stock on the date of vesting.

(2)	In August 2011, a stock repurchase program (the “Program”) was established through which WebMD was authorized to use up to $75,000,000 to purchase shares of its Common Stock. Increases to the Program of $75,000,000, $50,000,000, $40,000,000, $30,000,000, $23,895,000, $27,450,843 and $35,197,847 were authorized in October 2011, February 2014, March 2014, April 2014, November 2014, September 2015 and September 2016, respectively. For additional information, see Note 4 to the Consolidated Financial Statements included in this Quarterly Report.

ITEM 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBMD HEALTH CORP.

By:	/s/ BLAKE DESIMONE
Blake DeSimone
Executive Vice President and
Chief Financial Officer

Date: November 9, 2016

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2016)

10.1	Letter Agreement, dated as of September 16, 2016, between David Schlanger and the Registrant*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Section 1350 Certification of Chief Executive Officer of Registrant

32.2	Section 1350 Certification of Chief Financial Officer of Registrant

99.1	Explanation of Non-GAAP Financial Measures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Agreement relates to executive compensation.

E-1