Form 10-K
period 2016-12-31
WebMD Health Corp.
filed 2017-03-01
CIK 1326583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐        No  ☑

As of June 30, 2016, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $2,141,025,000 (based on the closing price of the Common Stock of $58.11 per share on that date, as reported on the Nasdaq Global Select Market).

As of February 22, 2017, there were 37,732,480 shares of Common Stock outstanding (including unvested shares of restricted Common Stock).

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be, forward-looking statements. For example, statements concerning projections, predictions, expectations, estimates or forecasts and statements that describe our objectives, future performance, plans or goals are, or may be, forward-looking statements. These forward-looking statements reflect management’s current expectations concerning future results and events and can generally be identified by the use of expressions such as “may,” “will,” “should,” “could,” “would,” “likely,” “predict,” “potential,” “continue,” “future,” “estimate,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” and other similar words or phrases, as well as statements in the future tense. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. The following important risks and uncertainties could affect our future results, causing those results to differ materially from those expressed in our forward-looking statements:

•	failure to attract sufficient audiences of consumers and healthcare professionals to the areas of The WebMD Health Network of interest to our advertising and sponsorship clients;

•	failure to achieve sufficient levels of usage of our WebMD Health Services platform and related services;

•	the inability to successfully deploy new or updated applications or services for The WebMD Health Network and our WebMD Health Services platform or, if deployed, the failure to create new or enhanced revenue streams from those applications or services;

•	competition for advertisers and sponsors for our Websites and mobile applications and for employer and health insurer clients of our WebMD Health Services platform;

•	reductions in promotional and educational spending by pharmaceutical and biotechnology companies, whether resulting from the number and timing of regulatory approvals of new products or indications, from the number and timing of regulatory approvals of generic products that compete with existing brand name products or from other factors affecting the relevant markets;

•	failure to preserve and enhance the “WebMD” and “Medscape” brands and our other brands;

•	the inability to provide health coaching and condition management services that meet the needs of clients and potential clients of our WebMD Health Services platform or the failure to do so with sufficient efficiency to make those services profitable for us;

•	the inability to attract and retain qualified personnel;

•	risks relating to the exploration of strategic alternatives that we announced on February 16, 2017;

•	adverse economic conditions and disruptions in the capital markets;

•	adverse changes in general business or regulatory conditions affecting the healthcare, information technology and Internet industries; and

•	the Risk Factors described in Item 1A of this Annual Report.

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

DEFINITIONS OF CERTAIN MEASURES

In this Annual Report, we provide information regarding usage of The WebMD Health Network that we have determined using internal technology that identifies and monitors usage by individual computers, smartphones, tablets and other electronic devices used to access the Internet (which we refer to, collectively, as electronic devices). As used in this Annual Report:

•	A “unique user” or “unique visitor” during any calendar month is an individual electronic device, using a specific Web browser, that accesses a page in The WebMD Health Network during the course of such calendar month, as determined by our tracking technology. Accordingly, with respect to such calendar month, once an individual electronic device, using a specific Web browser, accesses a page in The WebMD Health Network, that electronic device will generally be included in the total number of unique users or visitors for that month. Similarly, with respect to any calendar month, an individual electronic device using a specific Web browser accessing a specific Website or mobile property in The WebMD Health Network (which we refer to as a “WebMD Destination”) may be counted only once as a single unique user or visitor regardless of the number of times it accesses that WebMD Destination or the number of individuals who may use it. However, if an electronic device using a specific Web browser accesses more than one WebMD Destination within The WebMD Health Network during a calendar month, it will be counted once for each such WebMD Destination. An electronic device that accesses a WebMD Destination using more than one Web browser will be counted as if it were a separate device for each browser used. In addition, if an electronic device blocks our tracking technology, it will be counted as a unique user or visitor in a particular month each time it visits a WebMD Destination. An electronic device that does not access any WebMD Destination during a particular calendar month is not included in the total number of unique users or visitors for that calendar month, even if such electronic device has, in the past, accessed one or more WebMD Destinations.

•	A “page view” is a page that is viewed on an electronic device, as determined by our tracking technology. The number of “page views” in The WebMD Health Network is not limited by its number of unique users or visitors. Accordingly, each unique user or visitor may generate multiple page views.

•	With respect to any given time period, “aggregate page views” are the total number of “page views” during such time period on The WebMD Health Network as a whole.

Third-party services that measure Internet usage apply their own methodologies to do so and, accordingly, may provide different usage statistics than those reported by our internal tracking technology.

Our WebMD Health Services online services are provided to employers and health plans for use by their employees and members, do not involve advertising or sponsorship by third parties and are not part of The WebMD Health Network. Accordingly, their users and page views are not included in measurements of The WebMD Health Network’s traffic volume.

REFERENCES TO OUR WEBSITES

The contents of the Websites in The WebMD Health Network and our other Websites referred to in this Annual Report are not incorporated into this filing. In addition, references to URLs for our Websites are intended to be inactive textual references only.

iii

PART I

Item 1.	Business

INTRODUCTION

Overview of Our Services

The WebMD Health Network is a leading provider of health information to consumers, physicians and other healthcare professionals through its Websites, mobile apps and health-focused publications. We engage consumers, physicians and other healthcare professionals across a multi-screen experience, allowing us to empower and enable health decisions anytime and anywhere. Advertisers and sponsors use The WebMD Health Network to reach and engage healthcare professionals and consumers who are interested in healthy living, wellness, diseases and conditions, and other health-related topics. We also market services under the WebMD Health Services brand that help employers and health plans improve the health and wellness of their employee and plan participant populations. We generate revenue from the advertising and sponsorship services of The WebMD Health Network, from the wellness services we market to employers and health plans under the WebMD Health Services brand, and from certain information services.

Advertising and Sponsorship.    The WebMD Health Network includes: www.WebMD.com (which we sometimes refer to as WebMD Health), our primary Website for consumers and related mobile apps; www.Medscape.com, our primary Website for physicians and other healthcare professionals and related mobile apps; and other Websites through which we provide our branded health and wellness content, tools and services.

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

We do not charge any usage, membership or download fees for access to the Websites and mobile apps in The WebMD Health Network. We generate revenue from The WebMD Health Network primarily through the sale of various types of advertising and sponsorship services to our clients, which include: pharmaceutical, biotechnology and medical device companies; hospitals, clinics and other healthcare services companies; health insurance providers; consumer products companies whose products or services relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention; and various other businesses, organizations and governmental entities. Advertisers and sponsors use our services to reach, educate and inform target audiences of consumers, physicians and other healthcare professionals. We also generate revenue through the sale of advertising in WebMD Magazine, a consumer publication that we distribute free of charge to physician office waiting rooms and make available online and through an iPad app.

Advertising and Sponsorship revenue for 2016 was approximately $561.3 million or 79.6% of our total revenue, and for 2015 was approximately $499.0 million or 78.4% of our total revenue. In each of 2016 and 2015, approximately 60% of our Advertising and Sponsorship revenue was from our Medscape Websites and mobile apps for physicians and other healthcare professionals. Our Advertising and Sponsorship revenue is reported in two groups:

•

Biopharma and Medical Device revenue, which consists of advertising and sponsorship revenue from pharmaceutical, biotechnology and medical device clients relating to prescription pharmaceutical products or other regulated devices or products or for sponsoring educational programs, and was approximately $428.5 million and $371.2 million, respectively, in 2016 and 2015; and

•

OTC, CPG and Other revenue, which consists of advertising and sponsorship revenue relating to non-Rx or over-the-counter medications and other healthcare products, food and beverages, beauty products and other consumer products, as well as revenue from clients such as retailers, pharmacies, hospitals, health insurance companies and government agencies and market research companies where we provide physician recruitment services, and was approximately $132.8 million and $127.8 million, respectively, in 2016 and 2015.

Health Services.     Under the WebMD Health Services brand, we market wellness services and solutions that help employers and health plans improve the health and well-being of their employee and plan participant populations. We host our WebMD Health Services platform for our employer and health plan clients. Our cloud-based online services can be accessed by their employees and plan participants using a computer, a tablet or a smartphone. Our flexible architecture allows us to integrate with the client’s existing programs, websites and intranets.

Our services help our clients’ employees and plan participants make informed decisions about health risks and lifestyle choices. Our solutions start with an assessment of individual health and well-being and then work to provide personalized paths for improving or maintaining health. We also offer clients the ability to design team-based and individual wellness challenges that help foster a culture of wellness in the workplace. In addition, our health and wellness coaching programs, available onsite and telephonically and focusing on lifestyle, condition management, weight management and tobacco cessation, help participants make healthier choices to achieve their health and well-being goals. The WebMD Digital Health AssistantSM offers online, self-directed health coaching which enables participants to set and track wellness goals and follow self-paced personal action plans.

We generate revenue from employer and health plan subscriptions to our WebMD Health Services platform, either directly or through distributor relationships. In addition, clients are charged on a per participant basis for our health and wellness coaching programs. Health Services revenue for 2016 was $113.9 million or 16.2% of our total revenue, and for 2015 was $110.4 million or 17.3% of our total revenue. No Health Services revenue comes from advertising or sponsorship and no advertising is displayed through the WebMD Health Services platform.

Information Services.    We sell certain information products and services on a stand-alone basis using de-identified data that we license from a small number of third-party data sources, of which the principal source is a license from Change Healthcare to HLTH Corporation (which we refer to as HLTH), our former parent company. As the successor to HLTH, this license provides us the rights to certain de-identified data from Change Healthcare through early February 2018 for use in the development and commercialization of various information products and services. Customers for these information services include data services, informatics and consulting companies.

Our revenue from the products and services that utilize data under the current Change Healthcare license is highly profitable and is reported net of the royalties and commissions that we pay to Change Healthcare or others. We do not expect that the current license agreement with Change Healthcare will continue after February 2018, and expect that if such agreement is renewed or is replaced with new third-party data sources, the terms of any such renewal or replacement license would not be as favorable to us as those in the current agreement. Change Healthcare is in the process of merging with McKesson Corporation and, as a result, discussions around extending our agreement with Change Healthcare have stalled. We are exploring other sources of third-party data and uses of our first party data to generate additional revenue streams, but we are early in that process. Accordingly, we expect that the sales of, and the profits generated by, our information services business will be materially adversely affected by the expiration, in early February 2018, of our license agreement with Change Healthcare.

Information Services revenue for 2016 was $29.8 million or 4.2% of our total revenue, and for 2015 was $26.9 million or 4.2% of our total revenue.

Recent Developments

On February 16, 2017, we announced that our Board of Directors, working together with our management team and legal and financial advisors, had commenced a process to explore and evaluate potential strategic alternatives focused on maximizing shareholder value. These alternatives could include, among other things, the sale of part or all of the company, a merger with another party or other strategic transaction, or continuing to execute on WebMD’s business plan. Our Board has not set a timetable for this process. There can be no assurance that the exploration of strategic alternatives will result in a transaction.

Corporate Information

WebMD Health Corp. is a Delaware corporation that was incorporated on May 3, 2005 under the name WebMD Health Holdings, Inc. Our principal executive offices are located at 395 Hudson Street, New York, New York 10014 and our telephone number is (212) 624-3700. We completed the initial public offering of our Class A Common Stock on September 28, 2005. Prior to that time, WebMD was a wholly-owned subsidiary of HLTH. Upon completion of our merger with HLTH in October 2009 and the resulting cancellation of our Class B Common Stock (all of which had been owned by HLTH), our Class A Common Stock began being referred to simply as Common Stock. Our Common Stock trades on the NASDAQ Global Select Market under the symbol “WBMD.”

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

THE WebMD HEALTH NETWORK

Overview

Our Multi-Screen Platform. The WebMD Health Network delivers content through a multi-screen platform that engages users regardless of whether they are on a personal computer, a smartphone or a tablet. Our consumer Websites and mobile apps help consumers take an active role in managing their health by providing objective health and wellness information. Our content offerings for consumers include access to news articles and features and decision-support tools that help them make better informed decisions about treatment options, health risks and healthcare providers. Our Websites and mobile applications for physicians and other healthcare professionals help them improve their clinical knowledge and practice of medicine. Our content offerings for these professionals, which include daily medical news, conference coverage, expert commentary and columns and CME activities, are written by authors from widely respected clinical and academic institutions and edited and managed by our in-house editorial staff.

The following provides a summary of the Websites included in The WebMD Health Network:

Consumer Sites	Description

www.webmd.com	WebMD Health, our flagship consumer Website.
www.medicinenet.com	A health information site for consumers offering content that is written and edited by practicing physicians, including an online medical dictionary with thousands of medical terms.
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
www.onhealth.com

OnHealth from WebMD, which we launched in late 2016, provides consumers with health and wellness information, both through illustrated articles and through engaging visual content, including slideshows and videos.

Professional Sites	Description
www.medscape.com

Medscape, our flagship Website for physicians and other healthcare professionals, is organized by medical specialty, with each supported specialty having its own customized home page. Medscape content includes:

•    News Content – including coverage of breaking medical news, expert perspectives and columns, medical conference coverage, business of medicine content, slideshows, special reports and access to full-text journal articles.

•    Reference Content – including comprehensive clinical overviews of diseases and conditions, procedures and drugs.

Professional Sites	Description
• Global Content – including local language editions in French, Spanish, Portuguese and German.
www.medscape.org	Medscape Education, the Website through which our subsidiaries Medscape, LLC and WebMD Global LLC distribute online medical education programming to physicians and other healthcare professionals.

The WebMD Health Network also includes the co-branded Boots/WebMD health information site for United Kingdom consumers at www.WebMD.boots.com.

We also provide related mobile applications, which are included in The WebMD Health Network. Our mobile applications for consumers include the WebMD App, the WebMD Pregnancy App, the WebMD Baby App, the WebMD Pain Coach App, the WebMD Allergy App and the WebMD Magazine App. Our Medscape App for physicians and other healthcare professionals provides formulary information, medical calculators, drug, disease and condition references, and a drug interaction checker. In addition, our Medscape App provides physicians access to Medscape Consult, an online community where physicians can share and discuss clinical cases in real time in a moderated environment. Our Medscape CME & Education App enables healthcare professionals to access Medscape Education CME and CE activities on iPhone®, iPad® and Android™ and to earn and track CME and CE credits for completed Medscape Education activities. Our Medscape MedPulse App enables healthcare professionals to stay up-to-date on the latest medical news and expert perspectives.

Our Editorial Policies.    We are dedicated to providing quality health and wellness information and to upholding the integrity of our editorial process. The goal of our Editorial Policies is to maintain WebMD as an objective, practical and relevant content source for health and medical information. Our editorial staff is separate and distinct from our staff that works with advertisers and sponsors. Our Editorial Policies prohibit the modifying of a story on behalf of, or for the benefit of, an advertiser or sponsor.

Our original content is reviewed by medical reviewers and by our editors for accuracy, objectivity, appropriateness of medical language, and proper characterization of findings. The medical reviewer – and a link to his or her biography – is identified on WebMD content. We also uphold traditional journalistic principles in reviewing and corroborating information from other sources. When WebMD licenses health and wellness content from third parties for publication, our editors review the third party’s editorial policies and procedures for consistency with the WebMD Editorial Policies. In addition, our physician reviewers and other editorial staff review a representative sample of the third party’s content to ensure that such third party follows the editorial policies and procedures reviewed by WebMD.

Our Policies Regarding Advertisements, Sponsorships and Promotions.    All advertisements, sponsorships and promotions that appear on our Websites are subject to our Advertising Policy and/or our Sponsor Policy. We do not accept advertising that, in our opinion, is not factually accurate or is not in good taste. WebMD makes a clear distinction between the news stories, articles and other original content that we create or license and the promotional information that is created or supplied by our sponsors. While content from a sponsor is subject to our Advertising Policy, it is not subject to our Editorial Policy. The sponsor is responsible for the accuracy and objectivity of its content and it is not reviewed by our Editorial Department for accuracy, objectivity or balance. Sponsors may also provide funding directly to WebMD without the sponsor having any control over the content.

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

Overview of Content and Service Offerings.    WebMD Health and the other consumer Websites in The WebMD Health Network provide our users with information, tools and applications in a variety of content formats. These content offerings include access to news articles and features, special reports, interactive guides, originally produced videos, self-assessment questionnaires, expert led Q&As, and reference resources. In addition, by becoming a registered WebMD member, consumers can participate in our online communities and can opt-in to receive e-newsletters from WebMD on a variety of health-related topics or on specific conditions. There are no membership fees, usage charges or download charges for our consumer Websites or mobile apps.

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

Feature	Description
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
– self-care articles
– drug and supplement references from leading publications, including First Data Bank®
– clinical trials and research study information
– a patient’s guide to medical tests
– interactive, illustrated presentations that visually explain common health conditions and diseases
– a medical dictionary
– doctors’ views on important health topics.

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

WebMDRx	WebMDRx is a free prescription savings program that allows consumers to compare the cost of

Feature	Description
medications at nearby pharmacies and, in many cases, enables consumers to save money on prescription drugs at pharmacy retailers.

Mobile.    We offer the following mobile applications for consumers:

•

Our WebMD App, which is available for Android™, iPhone®, iPad® and Kindle Fire®, provides mobile access to certain WebMD content and tools, including Symptom Checker, First Aid, and Pill Identifier applications, as well as other health information. The content also covers health and beauty, diet, parenting and children’s health, and sex and relationships. WebMD App users can choose from and save information tailored to their specific interests and can select topics to populate tips, fun facts, articles, videos and quizzes relevant to their healthy-living goals. In April 2015, we launched an enhanced version of our WebMD App, with an experience built specifically for Apple Watch that includes a new medication reminder feature designed to encourage medication compliance and help improve patient outcomes. In 2014, we launched WebMD Healthy Target, an integrated health improvement program available within the WebMD App for iPhone®, and later that year released additional features and functionality, including integration with Apple’s HealthKit. WebMD Healthy Target provides valuable assistance to individuals looking to manage chronic conditions like Type 2 diabetes and obesity, as well as to a broader audience interested in achieving fitness goals or more generally living a healthier lifestyle. WebMD Healthy Target allows users to set their health goals and can receive data from a variety of biometric devices, including activity trackers, wireless scales, blood pressure monitors and glucose meters, to monitor progress against those health goals. Based on the user’s goals and the data, WebMD Healthy Target delivers contextually relevant content and personalized action plans and motivational tips.

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

Social Media and Video Initiatives.    Until 2015, most of our efforts to grow our consumer audience and to monetize traffic were focused on content delivered on our own consumer Websites and apps. However, people are increasingly using social media platforms not only to connect with their friends and family but also to find and consume information. Accordingly, in 2015, we began actively pursuing a strategy to take our content and the WebMD brand off-network into new environments. To implement that strategy, we are building the infrastructure to develop content offerings that are tailored for specific social networks and platforms and to allow consumers to more easily discover, share and interact with content from WebMD in other online locations. Our strategy will, in some cases, allow us to drive people back to WebMD’s own sites and apps, where we can monetize that traffic as we do today; in other cases, we may be able to take advantage of new monetization models as we engage with users outside of The WebMD Health Network.

Another key aspect of these initiatives is to create video content that is both highly engaging and easily sharable across social networks. WebMD’s video offerings include both short, social-friendly “how-to” and “explainers” as well as news and personality-driven features. While WebMD has developed a majority of its original video programming in-house, WebMD also uses independent production companies to augment and enhance its lineup. Video topics include specific health conditions, as well as healthy living and wellness topics. We are also continuing to develop longer-form video offerings. In 2016, we launched DNA Brand Studio, a full-service creative studio that focuses on producing a range of branded video and interactive solutions for marketers and agency partners. DNA Brand Studio will build on the work the company has been doing with pre- and post-roll video, infographics, and social content for a range of clients and brands.

WebMD Magazine

WebMD Magazine is a print magazine delivered free of charge to physicians in the United States for use in their office waiting rooms and reaches consumers right before they meet with their physicians. This allows sponsors to extend their advertising reach and to deliver their message when consumers are actively engaged in the healthcare process, and allows us to extend the WebMD brand into offline channels. We publish eight issues per year and had a rate base, in 2016, of over 1.4 million copies of each issue. We estimate that approximately 10 million people are reading each issue of WebMD Magazine.

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

Professional Services

Introduction.    The Internet is a primary source of information for physicians and other healthcare professionals, and is growing relative to other sources, such as conferences, meetings and offline journals. Our Websites for healthcare professionals include Medscape and Medscape Education. We also provide related mobile apps for healthcare professionals described below, as well as a version of each of our professional Websites that is tailored for viewing through mobile browsers. We do not charge any fees for use of our professional sites and apps; however, users must register to access the full array of content and features. We generate revenue from our professional services through the sale of advertising and sponsorship programs primarily to companies that want to reach physicians and other healthcare professionals. We also generate revenue through educational grants.

Medscape.    Medscape (www.medscape.com), our flagship Website for physicians and other healthcare professionals, is organized by medical specialty, with each supported specialty having its own customized content. Medscape also includes areas for nurses, pharmacists, medical students, and members interested in medical policy and business of medicine topics. Registration by users enables us to deliver medical content targeted to their specialty and areas of interest, based on information they provide in their registration profiles. The registration process also enables professional members to choose a home page tailored to their medical specialty or interests. Medscape members receive e-mail newsletters highlighting new information and resources tailored to their specialty and other areas of interest. Medscape content includes:

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

•

Reference Content (Drugs and Diseases). Medscape provides original content spanning more than 30 medical specialties, authored and reviewed by physicians and pharmacists from leading medical centers, in the following categories:

–

Disease and Condition Articles.    Evidence-based and physician-reviewed disease and condition articles are organized to answer clinical questions, as well as to provide in-depth information in support of diagnosis, treatment, and other clinical decision-making. Our over 7,500 comprehensive disease and condition monographs are illustrated with over 40,000 diagnostic images and clinical drawings.

–

Drug Reference.    A proprietary drug reference database, with more than 8,000 monographs, for researching prescribing and safety information on brand-name, generic and over-the-counter (OTC) drugs, including herbals and supplements.

–	Drug Interaction Checker. A drug interaction checker that identifies interactions for drugs, herbals and/or supplements, with detailed information from minor to contraindicated interactions.

–

Clinical Procedure Articles.     Clinical procedure articles provide detailed instructions, and include videos and images to help clinicians with new techniques or to improve their skills in procedures they have previously performed.

–

Image Collections.    Image collections are visually engaging presentations of both common and uncommon diseases, case presentations, and current controversies in medicine. They are designed to challenge physicians while expanding their knowledge of clinically important topics.

–	Formulary Information. Drug formulary information for insurance plans that allows for comparison of tier status for drugs in the same class when considering alternatives for patients.

Our Medscape App is a free mobile application, available on Android™, iPhone®, iPad®, and Kindle Fire®, for physicians and other healthcare professionals that provides registered users with access to Medscape news and reference content, including: articles and other resources; the drug reference database and drug interaction checker; clinical reference, treatment and procedure guides; and physician, pharmacy and hospital directories. Our Medscape App also provides access to CME programs from Medscape Education (described below). In addition, our Medscape App gives users offline access to reference content, treatment guides, a pill identification tool, the drug interaction checker and Medscape Consult (described below).

Our Medscape MedPulse App is a medical news app for iPhone®, iPad® and Android™ that enables healthcare professionals to stay up-to-date on the latest medical news and expert perspectives and that can be personalized to an individual’s areas of interest. Medscape MedPulse features the latest medical content from Medscape’s award-winning editorial team and includes a curated Twitter feed to help users stay informed of important medical trends being shared in real time by physicians and other leading medical commentators.

Medscape Consult.    Medscape Consult is an online peer-to-peer community through which our physician community can benefit from its collective expertise. Through Medscape Consult, physicians can ask and answer clinical questions and share and discuss clinical challenges in real time in a moderated environment supported by expert oversight. Medscape Consult is available through our Medscape App and the Medscape Website. In 2016, we began a partnership with ColumbiaDoctors, Columbia University Medical Center’s faculty practice, that gives physicians using Medscape Consult access to more than 25 health professionals from ColumbiaDoctors, who serve as editors on Medscape Consult for specialties that include oncology, hematology, endocrinology, and surgery. In 2017, we also began a partnership with Baylor College of Medicine; this partnership will offer physicians the insights and expertise of Baylor’s pediatric experts, who will serve as Medscape Consult editors on clinical concerns related to infancy, childhood and adolescence.

Medscape TV.    In September 2016, we launched Medscape TV, presenting on-demand medically-focused television-like series that combine expert commentary with practical clinical recommendations. These highly produced video segments cover healthcare topics important to practicing physicians and are hosted by nationally recognized thought leaders. The programming also covers relevant topics, such as ethical controversies in medicine, medical mysteries and other topics of interest to Medscape’s audience of healthcare professionals.    Medscape TV is available through our Medscape Website and apps, as well as through our app on Apple TV.

Continuing Medical Education (CME).    Medscape Education (www.medscape.org) is the primary Website through which our ACCME-accredited CME provider, Medscape, LLC, distributes online CME and CE to physicians and other healthcare professionals. In 2016, Medscape, LLC earned Joint Accreditation from three national institutions dedicated to promoting healthcare excellence. The Accreditation Council for Continuing Medical Education (ACCME), the Accreditation Council for Pharmacy Education (ACPE) and the American Nurses Credentialing Center (ANCC) accredited Medscape, LLC for its Continuing Medical Education (CME), Continuing Education (CE) and Interprofessional Continuing Education (IPCE) programs that enhance and improve how interdisciplinary medical teams collaborate in the delivery of health care. Medscape, LLC was already accredited with commendation by the ACCME and with distinction by the ANCC and the ACPE. The Joint Accreditation combined each of Medscape, LLC’s existing accreditations and extended its accreditation for six years. Joint Accreditation establishes standards for education providers who deliver interdisciplinary CE to support collaborative care, which has been identified as a critical component of healthcare improvement. For additional information, see “Regulatory Matters – Regulation and Accreditation of Continuing Medical Education” below.

Medscape Education offers a wide selection of free online CME and CE activities designed to educate healthcare professionals about important diagnostic and therapeutic issues, including both original CME and CE activities that Medscape, LLC develops as well as activities developed and certified for CME and CE by third parties. Many of these CME activities are eligible for American Board of Internal Medicine® Maintenance of Certification (or MOC) credits. Medscape Education also offers independent medical education developed by our WebMD Global LLC subsidiary, which is intended for physicians and other healthcare professionals located outside of the United States. Medscape Education educational activities are supported by independent educational grants provided by pharmaceutical and medical device companies, as well as foundations and government agencies. In addition, in order to provide broad and timely coverage of areas of interest to healthcare professionals, Medscape Education offers numerous CME and CE activities that are not supported by grants or other outside support.

Medscape Education CME and CE activities are also accessible on the Medscape CME & Education App. Healthcare professionals can use the Medscape CME and Education App to earn and track CME and CE credit and to obtain certificates for completed Medscape Education activities. Tracking of Medscape Education credits is synchronized between the desktop and mobile devices that a healthcare professional uses to access the activities.

Medscape Physician Business Academy.    In November 2016, we launched Medscape Physician Business Academy, a new program to equip physicians with the skills they need to better manage the business and regulatory aspects of medical practice. The Academy has a faculty of recognized health business experts, offers courses for employed and self-employed physicians and residents relevant to any practice setting and stage of career. These courses offer practical solutions and strategies that physicians can implement into their lives and practices, with the potential to improve office workflow, enhance patient care, and facilitate career decisions.

Medscape Business of Medicine Magazine.    Medscape’s Business of Medicine Magazine is a print magazine delivered free of charge to physicians in the United States, bundled with WebMD Magazine. The Business of Medicine Magazine provides physicians with practical articles to help them build and maintain a successful and profitable practice. The first issue was published in January 2016 and we published four issues in 2016 and plan to continue publishing four issues per year.

International.    We are pursuing opportunities to extend the reach of the Medscape brand outside the United States. Physicians and healthcare professionals from around the world access our content in English through Medscape. In addition, we publish Spanish, French, German and Portuguese language editions of Medscape through which healthcare professionals can access our content in those languages. We have also entered into collaborations with companies having expertise in a specific country or region to extend our reach, including:

•

China.    In May 2014, we began a collaboration with DXY, the largest online community for healthcare professionals in China, that enables the distribution of Medscape Education educational activities to physicians and healthcare professionals in China through the DXY.cn site, bringing timely and valuable clinical information to physicians in China.

•

Japan.    In May 2015, we began a collaboration with CareNet, Inc. to distribute Medscape Education educational activities and Medscape editorial content through CareNet.com, one of the leading websites for physicians and healthcare professionals in Japan. This collaboration extends our global reach in an important market and allows us to provide physicians and other healthcare professionals in Japan with timely, comprehensive and relevant clinical information in local language.

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

We create content on specific topics and program various parts of The WebMD Health Network to build and maintain traffic in areas most important to both our audience and our advertising and sponsorship clients. For example, the total Medscape audience is small compared to the total audience of The WebMD Health Network, but Medscape contributed approximately 60% of our advertising and sponsorship revenue in 2016 because of the high value our clients place on being able to reach the Medscape audience of physicians and other healthcare professionals or to reach targeted portions of that Medscape audience.

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

WEBMD HEALTH SERVICES

Introduction

In response to increasing healthcare costs, employers and health plans are taking steps to motivate employees and plan participants to live healthier lives and use healthcare in a cost-effective manner. Since lifestyle decisions, including nutrition, exercise and tobacco use, are key drivers of health and can dramatically impact risks for acquiring chronic, costly conditions, employers and health plans seek to reduce demand for healthcare services by focusing on programs and initiatives that help employees and health plan participants take positive action to improve their health and well-being and reduce their health risks.

Our cloud-based platform helps employers and health plans improve the health and well-being of their employee and plan participant populations and, as a result, manage their healthcare costs. We host our WebMD Health Services platform for employers and health plans for use by their employees and plan participants (we generally refer to the individuals given access to our services by their employers and health plans as “participants” below). We provide personalized content, tools and other resources relevant to the specific participant’s eligibility, coverage and well-being profile. Our online services can be accessed by participants using a desktop computer, a tablet or a smartphone. Our flexible architecture allows us to integrate with the client’s existing programs, websites and intranets. As described more fully below, our WebMD Health Services solutions also include telephonic and onsite individual health and wellness coaching, including lifestyle, condition management, weight management and tobacco cessation programs that help participants make lifestyle choices to achieve their health and well-being goals. We also offer clients the ability to design team-based and individual wellness challenges that help foster a culture of wellness in the workplace.

We generate revenue from subscriptions to our WebMD Health Services platform by employers and health plans, either directly or through distribution relationships, including relationships with employee benefits outsourcing companies, employee benefits consultants and other companies that assist employers in purchasing or managing employee benefits. In addition, we offer our health and wellness coaching and condition management services on a per participant basis. Our WebMD Health Services online platform does not display advertisements or generate revenue from advertising or sponsorship.

Our Online Platform and Related Services

Overview.    Our WebMD Health Services platform has been designed to integrate complex data from multiple sources, including self-reported health information, medical and pharmacy claims data, electronic medical records and lab results. Through our device and app connection center, we can import personal health data from devices, monitors and apps used for health and fitness purposes. Once the information from any of these multiple sources has been imported into a participant’s profile, it can be used in other WebMD Health Services products, such as in connection with issuing rewards, designing wellness challenges or participating in one of our coaching programs. Each participant’s health profile drives personalized messaging to the individual, including recommendations for educational resources and online tools. Through our platform integration capabilities, we can assess a participant’s current health and well-being and provide targeted opportunities for people to achieve their goals.

Health Assessments.    Our proprietary health assessment (sometimes referred to in the industry as a health risk assessment), once completed by the participant, helps identify modifiable risk factors and health conditions. The health assessment also provides participants, based on their individual risks and conditions, with initial personalized steps they can take to lead a healthier life. In addition, we offer on-site biometric screening events through partner relationships, which provide participants with immediate feedback on health risks and recommendations on behavior changes that can minimize them.

WebMD Personal Health RecordSM.    Our WebMD Personal Health RecordSM provides a secure repository for self-reported and professionally sourced health data. The Personal Health Record helps participants gather, store, manage and share this data, which can potentially reduce medication conflicts, duplication of health services and overspending. Medical and pharmacy claims data and data from electronic medical records can be automatically imported. The Personal Health Record allows participants to authorize access by healthcare providers, which can encourage better communication and coordination of care. Through the portability feature, we offer participants the ability to access their health record even if they change jobs, health plans or providers. We also provide the capability to upload, track, and share data from mobile devices and home medical devices. Our health trackers and related solutions allow individuals to graphically track health measurements over time.

Data Interchange.    The WebMD Health Services platform enables bi-directional transmission of a population’s health and well-being information. Our platform employs multiple secure methods for transferring and exchanging data to support a wide range of imports, including claims data, lab results, device data and self-reported data and exports of demographic and eligibility data, health assessment results, coaching results and program data, and secure messages. Through this, our Data Interchange allows the clients’ portal to serve as the centralized information hub for participants’ well-being.

WebMD Device and App Connection Center.    This service enables participants to connect, sync, and track personal health data from a variety of popular digital health wearables into our platform, which aggregates the data into an accessible and understandable personal dashboard of key health and wellness indicators.

Our Mobile Apps.    Our Android and iOS-compatible native apps offer participants seamless access to our mobile-optimized site solutions. Wellness at Your Side™ is integrated with the mobile site, and enables participants to set lifestyle goals, track progress, earn rewards, and get personalized wellness recommendations. Daily Victory™ is designed to support participants in tracking incremental lifestyle changes ‘one day at a time.’ Weigh Today™ helps participants form the healthy habit of weighing themselves daily.

WebMD Health and Wellness Coaching

WebMD Health and Wellness Coaching focuses on supporting and motivating individuals to take actionable steps to improve their health status. We tailor our coaching programs to the goals of our clients by offering four types of coaching. Individuals are notified about their eligibility to participate in health coaching under programs selected by their employer or health plan. Our health coaching services, together with our online services, not only can help high-risk individuals identify important risk factors and change unhealthy behaviors, but also can help moderate-risk individuals to lower their risks and those who are healthy to stay that way. Our health coaches provide information and guidance to help participants better manage modifiable risk factors, or if they are healthy, to adopt lifestyle behaviors that can help them maintain their health. Our coaching services are available telephonically, onsite or are integrated into our online coaching platform.

Our Lifestyle Coaching gives people the solutions and information they need to stay healthy and to improve and manage modifiable risk factors. Our program addresses such behaviors as stress management and nutrition and guides participants through the basics of a healthy, wellness-focused life. Our Condition Management coaching targets specific health needs of participants with chronic, high-risk conditions, including diabetes, heart failure, asthma, coronary artery disease and COPD. Coaches work to support participants in optimal management of these illnesses to achieve the highest level of well-being. Two specialty coaching programs, for Tobacco Cessation and Weight Management, offer participants solutions and guidance on reaching goals and sustaining health improvement and healthy habits over time.

The WebMD Digital Health AssistantSM offers online, self-directed health coaching programs focusing on exercise, nutrition, smoking cessation, weight management, emotional health and stress management. These programs let participants set and track wellness goals, learn more about their behaviors and risks and follow self-paced personal action plans to improve their health. Each program includes education modules and interactive goal setting and experience tracking.

Other Services

Onsite Services.    We offer onsite support to our clients to plan and implement health and well-being programs. Our onsite wellness coordinators augment in-house staff with the development and execution of health and well-being seminars, lunch-and-learns, and health and wellness fairs. Our onsite health coaches extend the telephonic coaching service to an in-person model, offering face-to-face coaching guidance.

Nurse Line.     Through partner relationships, we offer a nurse line capability, with 24 hour per day access to nurses by phone, secure message, or chat.

Participant Engagement Services; Administrative Tools

Wellness Challenges.    WebMD Wellness Challenges offer clients the ability to create and configure team-based and individual wellness challenges that help foster a culture of wellness in the workplace and support the adoption of healthy behaviors. Clients can customize and design a challenge for its specific population or implement one of our core challenges, including The Invitational Steps Challenge, the Stress-Less Stress Challenge, “Seize the ZZZ” Sleep Challenge, Five to Thrive Nutrition Challenge, and Rethink Your Drink Water Challenge. Wellness challenges are integrated with the WebMD Health and Wellness Coaching program, the Digital Health Assistant, and the rewards platform.

Rewards Platform.    Our rewards platform assists clients in motivating their participants through wellness incentive programs that encourage and reward use of the services we provide and specific health behaviors. Our flexible rewards platform enables clients to design and manage custom rewards programs based on participation, activity or outcomes. Rewards fulfillment may include premium reductions, gift cards, electronic funds transfer into HSA accounts, and rewards debit cards or check rewards.

Communication Services.    Our communication services team focuses on driving maximum engagement in health and well-being programs to ensure that clients meet their population wellness goals. We offer full strategic and creative communications resources and also pre-packaged communications campaigns to help publicize and promote WebMD Health Services solutions to employees or health plan members. Our messaging platform enables targeted push notification campaigns that inform and motivate participants to change their behaviors and improve their health. Messages can be targeted based on health profile characteristics, demographics, or site usage, and they can be designed to raise awareness of specific resources and programs or to motivate lifestyle changes. We also provide print media as an additional channel to motivate participant engagement.

Administrative Tools.    Our Core Insights™ tool enables clients to select the type and format of report they need, providing relevant data that can track program metrics and measure effectiveness, and inform ongoing improvements. With Core Insights™, clients can track program registration, site engagement, utilization, messaging and other metrics. Medical costs can be tracked by risk factor and clients can track program effectiveness on such factors as absenteeism. Site Manager™ is a client-facing administrative tool that enables targeted messaging, and site- and platform-management capabilities. Clients can view and download aggregate reports, administer rewards, upload eligibility files, and update their portal.

Sales and Marketing

We market our WebMD Health Services cloud-based platform and health coaching and condition management services to employers and health plans through a dedicated sales, marketing and account management team. Our services are also distributed through relationships with employee benefits outsourcing companies, certain of our clients who have limited distribution rights, employee benefits consultants and other companies that assist employers in purchasing or managing employee benefits.

A typical contract provides for a multi-year term. The pricing of these contracts is generally based on several factors, including the complexity involved in integrating our online platform for the client, the number of well-being and decision support tools and other services being provided, the degree of customization of the services involved and the anticipated number of participants covered by such contract.

TECHNOLOGICAL INFRASTRUCTURE

Our services are delivered through Websites and mobile platforms designed to address the healthcare information needs of our users with easy-to-use interfaces and navigation capabilities. We use customized content management and publishing technology to develop, edit, publish, manage, and organize our content. We use ad-serving technology to store, manage and serve online advertisements. We also use specialized software for delivering personalized content through our WebMD Health Services platform and, for registered members, through our public Websites and related mobile apps.

Continued development of our technological infrastructure is critical to our success. We have invested and intend to continue to invest in software and systems that allow us to meet the demands of our users and sponsors of The WebMD Health Network and of the clients who license our WebMD Health Services platform. Our development teams work closely with marketing and account management employees to create content management capabilities, interactive tools and other applications. We plan to continue to invest in improving our content, user experience and technology platforms.

USER PRIVACY AND TRUST

We have adopted internal policies and practices relating to, among other things, content standards and user privacy, designed to foster our relationships with our users. For additional information regarding the policies and practices of The WebMD Health Network, see “The WebMD Health Network – Our Editorial Policies” and “–Our Policies Regarding Advertisements, Sponsorships and Promotions” above. In addition, we participate in the following external, independent verification programs:

•

URAC.    We have been awarded Health Web Site accreditation from URAC, an independent accrediting body that has reviewed and approved the WebMD.com site and our WebMD Health Services platform for compliance with its quality and ethics standards. The current term of our accreditation goes through July 1, 2018.

•

TRUSTe.    WebMD.com, MedicineNet.com, RxList.com, eMedicineHealth.com, OnHealth.com, our mobile site and our WebMD App are licensees of the TRUSTe Privacy Seal. TRUSTe is an independent organization whose goal is to build users’ trust and confidence in the Internet. TRUSTe is also a Children’s Online Privacy Protection Act (COPPA) Safe Harbor organization for the Federal Trade Commission and our fit WebMD site is certified under its Children’s Privacy Seal Program.

•

Health on the Net Foundation (HON).    Our WebMD.com, eMedicineHealth.com, MedicineNet.com, RxList.com and WebMD.Boots.com sites and the WebMD Health Services platform comply with the principles of the HON Code of Conduct established by the Health on the Net Foundation, an independent, non-profit organization.

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

•

Digital Advertising Alliance (About Ads).    WebMD.com, MedicineNet.com, RxList.com, OnHealth.com, and eMedicineHealth.com are licensees of the Digital Advertising Alliance’s Ad Choices program. The Digital Advertising Alliance is a self-regulatory body that develops industry best practices and effective self-regulatory solutions for consumer choice in online behavioral advertising.

•

Trustworthy Accountability Group (TAG).    WebMD has been certified by TAG for inclusion in the TAG Registry. TAG is an accountability program that aims to create transparency in the business relationships and transactions that support the digital ad industry.

•

NCQA.    Our WebMD Health Services wellness and condition management programs have obtained the following National Committee for Quality Assurance (NCQA) accreditations and certifications: Wellness and Health Promotion (WHP) Accreditation; Health Information Product (HIP) 3 – Support for Healthy

Living Certification; and Patient Oriented Disease Management (DM) Accreditation. NCQA is a private, non-profit organization dedicated to improving healthcare quality and providing healthcare quality information for consumers, purchasers, healthcare providers and researchers.

Medscape, LLC distributes online CME and CE to physicians and other healthcare professionals. In 2016, Medscape, LLC earned Joint Accreditation from three national institutions dedicated to promoting health care excellence. The Accreditation Council for Continuing Medical Education (ACCME), the Accreditation Council for Pharmacy Education (ACPE) and the American Nurses Credentialing Center (ANCC) accredited Medscape, LLC for its Continuing Medical Education (CME), Continuing Education (CE) and Interprofessional Continuing Education (IPCE) programs that enhance and improve how interdisciplinary medical teams collaborate in the delivery of health care. Medscape, LLC was already accredited with commendation by the ACCME and with distinction by the ANCC and the ACPE. The Joint Accreditation combined each of Medscape, LLC’s existing accreditations and extended its accreditation for six years. Joint Accreditation establishes standards for education providers who deliver interdisciplinary CE to support collaborative care, which has been identified as a critical component of health care improvement. For additional information, see “Regulatory Matters – Regulation and Accreditation of Continuing Medical Education” below.

We have won numerous awards for our Websites and for specific articles. We have been awarded the Webby’s People’s Voice Award in the Health Category for four consecutive years. Other awards include: the prestigious Society of Professional Journalists Award for deadline reporting; the Weidenbaum Center Award for Evidence-Based Journalism; a Gold Award from Medical Marketing and Media (MM&M) for Best Mobile App for Consumers (WebMD Baby App); and numerous Telly Awards for our video programming. WebMD has also been named the most trusted U.S. brand several times by Millward Brown. In April 2016, Harris Poll named WebMD the Health Information Website brand of the year in its 28th annual EquiTrend study, which measures the strongest brands based on consumer response.

We understand how important the privacy of personal information is to our users. Our Privacy Policies are posted on our Websites and inform users regarding the information we collect about them and about their use of our Websites and mobile apps. Our Privacy Policies also explain the choices users have about how their personal information is used and how we protect that information.

COMPETITION

The markets we participate in are intensely competitive, continually evolving and, in some cases, are subject to rapid change. Some of our competitors have greater financial, technical, marketing and other resources than we do, and some are better known than we are. We cannot provide assurance that we will be able to compete successfully against these organizations.

Competition for The WebMD Health Network

Overview.    The Websites and mobile apps in The WebMD Health Network face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors, and we expect that additional competitors will continue to enter the markets we participate in. Our advertisers and sponsors have numerous alternatives to choose from, including traditional media, Internet search engines, social media Internet sites, and general interest consumer sites, as well as the alternative of communicating through their own Websites or other channels that they manage in-house or through their advertising agencies. Such competition may result in smaller customer commitments or pressure to reduce prices, both of which could reduce our revenues and profit margins. Competitors for the attention of consumers and healthcare professionals also include public sector, non-profit and other Websites that provide healthcare information without advertising or sponsorships from third parties, including: Healthfinder.gov (published by the Office of Disease Prevention and Health Promotion of HHS); Websites from the Centers for Disease Control and Prevention (or CDC); and Websites from the National Institutes of Health (or NIH), which publishes MedlinePlus.

Websites and Mobile Apps for Consumers.    Our Websites and mobile apps for consumers compete with online services, Websites and mobile applications that provide health, wellness and lifestyle information for consumers. These competitors include:

•

general purpose consumer Websites or search engines that also offer specialized health, wellness and lifestyle content, sub-channels or functions, such as yahoo.com (the acquisition of which by Verizon is pending), msn.com, AOL.com (which is owned by Verizon), Google and Bing;

•	other high traffic Websites that include healthcare-related and non-healthcare-related content and services, including social media Websites, such as Facebook; and

•

Websites and mobile applications that provide information and tools relating to specific diseases and conditions or other specific types of health, wellness and lifestyle content, such as Livestrong (owned by Leaf Group) Everyday Health (which is owned by J2 Global, Inc.) and Healthline, as well as online communities, social media sites and blogs focused on these matters such as Patients Like Me.

Competitors also include advertising networks that aggregate traffic from multiple Websites, including advertising.com (which is a division of AOL Platforms and owned by Verizon), Tribal Fusion, Undertone Networks and AdBlade. Other competitors to our consumer Websites and mobile apps include: publishers and distributors of traditional offline media, including television, radio, books, newspapers and magazines targeted to consumers; and manufacturers and distributors of activity trackers, heart rate monitors, blood pressure monitors and similar devices relating to health and wellness that can download data to a PC, tablet or smartphone, as well as numerous other companies developing applications and tools for use with those devices. There are also companies that provide online content and applications that compete with just a portion of WebMD’s content and applications, including Healthgrades and Mayo Clinic and other companies that produce and distribute healthcare content in connection with providing healthcare services.

Websites and Mobile Apps for Healthcare Professionals.    Competitors to our Websites and mobile apps for healthcare professionals include Epocrates, Inc. (which is part of athenahealth, Inc.), Clinical Care Options, MedPage Today (which is part of Everyday Health and owned by J2 Global, Inc.), Aptus Health (which includes QuantiaMD, Physicians Interactive and Univadis and is owned by Merck), Sermo and UpToDate Inc. (which is owned by Wolters Kluwer Health). Other competitors include:

•	print journals and other specialized media targeted to healthcare professionals, many of which have established or may establish their own Websites or partner with other Websites;

•	offline medical conferences, CME and CE programs and symposia;

•	vendors of e-detailing services, such as Aptus Health, and our clients’ own in-house detailing efforts; and

•	vendors of healthcare information and related services distributed through other means, including direct sales, mail and fax messaging.

Competition for the WebMD Health Services Platform and Related Services

Our WebMD Health Services platform and related services, including our health and wellness coaching and condition management services, compete with various types of services provided by many different types of companies, including:

•

companies providing similar services to employers and health plans for use by employees and plan members in the areas of health management, disease management and wellness, such as Krames StayWell (owned by Merck), Limeade, RedBrick Health, Welltok, Virgin Pulse, Jiff (and Castlight Health, which has agreed to acquire Jiff), Sharecare (which purchased the Healthways business from Tivity), Rally, Omada Health and Optum (which is owned by United Health Group); and

•

companies providing services and applications that compete with one or a small number of the services provided by the WebMD Health Services platform, including providers of standalone online personal health records and health assessments and providers of online services and mobile apps that focus on specific aspects of health and wellness, including diet and nutrition or fitness.

Employers and health plans may also develop similar solutions for their own populations rather than obtaining solutions from WebMD Health Services or its competitors.

REGULATORY MATTERS

Introduction

Healthcare Regulation.    The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. Most of our revenue is derived either directly from the healthcare industry or from other sources that are subject to healthcare laws and related regulations and could be affected by changes in those laws and regulations. This section of our Annual Report contains a description of healthcare laws and regulations applicable to us, either directly or through their effect on our healthcare industry customers, as well as healthcare industry standards that serve a self-regulatory function, and certain related matters. We anticipate that the U.S. Executive Branch, U.S. Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs, particularly given the ongoing scrutiny regarding healthcare pricing in the U.S. generally, and prescription drug pricing specifically. Changes in healthcare laws, regulations and standards may create unexpected liabilities for us, may cause us to incur additional costs and may restrict our operations. In addition, our customers’ expectations regarding such changes may affect their budgeting processes and spending plans with respect to products and services of the types we provide.

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

In December 2016, the 21st Century Cures Act (the Cures Act) became law. It contains a number of provisions designed to speed development of innovative therapies, to provide public science funding, and to permit faster evaluation of new medical products and new indications for existing prescription drugs and devices. The Cures Act includes amendments to the statutory provision addressing pharmacoeconomic claims in drug advertising, but otherwise does not directly affect the core of our business. In January 2017, the FDA issued two guidance documents that relaxed certain of its policies that had restricted prescription drug advertising. These documents interpret the scope of prescription drug labeling and the statutory provision related to pharmacoeconomic claims more permissively than in past FDA enforcement actions and may permit our clients to engage in advertising that may previously have been considered improper. We do not know how the Cures Act or these guidance documents will be applied or how they might affect our business, but we will closely monitor the changes and comply with the requirements to the extent they apply.

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

Regulation of Mobile Applications and Other Mobile Health Technology

The FDA regulates medical devices in the U.S. Some health-related applications running on mobile platforms, as well as other health-related software products, among other types of products, are considered medical devices. Such actively regulated medical devices are subject to extensive regulation by the FDA and other federal, state, and local authorities. In order to be subject to FDA regulation, the particular application or product must meet the definition of a medical device as provided in the FDC Act. In February 2015, the FDA clarified via guidance document that the agency intends to actively regulate only those mobile applications that meet the agency’s definition of “device” and that could pose a risk to patients’ safety if they fail to work as intended. The FDA is exercising enforcement discretion, meaning that they will not actively enforce FDC Act regulatory requirements, with respect to certain lower risk mobile applications that meet the device definition, such as those that maintain or encourage a general state of health or a healthy activity. In addition, the FDA has recently proposed refraining from exercising active enforcement over certain products that promote health or healthy lifestyles that reduce the risk or impact of certain diseases or conditions.

In light of current FDA guidance, we believe that none of our existing online services and mobile applications are subject to regulation as a medical device under applicable FDA regulations. We are required to determine whether FDA regulations would apply to any of our applications and the FDA could disagree with our determination. If the FDA disagrees, the agency may take regulatory action against us. It is also possible that products or services that we may offer in the future could subject us to such regulation or that current rules could change or be interpreted to apply to some of our existing online services or mobile applications. In addition, it is possible that our mobile health offerings could fall under the scope of the FTC Act or the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health (HITECH) Act of 2009. In April 2016, the FTC released a web-based tool in conjunction with the U.S. Department of Health and Human Services’ (HHS), Office of National Coordinator for Health Information Technology (ONC) and Office for Civil Rights (OCR), and the FDA, to help mobile application developers determine which federal privacy laws might apply to their applications. At the same time, the FTC released guidance aimed at mobile health developer compliance with the FTC Act. In February 2016, OCR posted guidance on its mHealth Developer Portal regarding scenarios in which HIPAA might apply to mobile health applications. Complying with such rules and regulations could be burdensome and expensive and could delay our introduction of new services or applications.

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

Medscape, LLC distributes online CME to physicians and other healthcare professionals and is accredited by the Accreditation Council for Continuing Medical Education (ACCME), which oversees providers of CME credit. Medscape Education (www.medscape.org) is the Website through which Medscape, LLC distributes online CME. If any CME activity that Medscape, LLC certifies for CME credit is promotional, Medscape, LLC may face regulatory action or the loss of accreditation by the ACCME. Supporters of CME activities may also face regulatory action, potentially leading to termination of support.

Medscape, LLC’s current ACCME accreditation expires in August 2022. If Medscape, LLC fails to maintain its status as an accredited ACCME provider (whether at the time of such renewal or at an earlier time as a result of a failure to comply with existing or additional ACCME standards), it will not be permitted to certify CME activities for physicians and other healthcare professionals. Instead, Medscape, LLC would be required to use third parties to provide such CME-related certification services. That, in turn, could discourage potential supporters from engaging Medscape, LLC to develop CME or education-related activities, which could have a material adverse effect on our business.

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

Government authorities continue to examine pharmaceutical companies’ financial support of CME, including public reporting requirements as they relate to payments and transfers of value made to physician speakers and faculty involved in CME activities. These authorities’ interpretation of these reporting requirements, which has been evolving and may continue to change, could affect pharmaceutical companies’ views of their reporting obligations with respect to payments in support of physician speakers and faculty for CME activities. In implementing internal controls and procedures that promote adherence to applicable regulations and requirements, supporters of CME may interpret the regulations and requirements differently and may implement varying procedures or requirements. These regulations and requirements, which are subject to change, and the related internal controls and procedures:

•	may discourage pharmaceutical companies from providing grants for independent educational activities;

•	may slow their internal approval for such grants;

•	may reduce the volume of third-party supported educational programming on Medscape Education to levels that are lower than in the past, thereby reducing revenue; and

•	may require Medscape, LLC and WebMD Global LLC to make changes to how they offer or provide educational programming.

If we are not able to comply with applicable regulations and requirements, then our ability to provide medical education programming will be limited, which could have an adverse effect on our business.

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

HIPAA Privacy Standards and Security Standards

The Privacy Standards and Security Standards under HIPAA establish a set of national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses and healthcare providers (referred to as “covered entities”) and their “business associates,” which are persons or entities that perform certain services for or on behalf of a covered entity (or another business associate) that involve the use or disclosure of protected health information. In connection with the sale by HLTH of its Emdeon Business Services (EBS) business, EBS (which is now known as Change Healthcare) agreed to license to HLTH, through early February 2018, certain data, de-identified by Change Healthcare in conformity with HIPAA, for use in the development and commercialization of certain information products and services. We are currently using the data received under this license in our information services products.

As a “business associate”, we are subject to HIPAA with regard to certain aspects of our business, such as managing employee or plan member health information for employers or health plans. With respect to our WebMD Health Services platform and related services, HITECH creates obligations for us to report any unauthorized use or disclosure of protected health information, known as a breach, to our covered entity customers. The 2013 final HITECH rule modifies the breach reporting standard in a manner that makes more data security incidents qualify as reportable breaches. In addition, HITECH and its implementing regulations impose similar data breach notification requirements on vendors of personal health records that require us to notify affected individuals and the FTC in the event of a data breach involving the unsecured personal information of users of the WebMD Health Manager personal health record application on WebMD.com.

Violations of HIPAA may result in civil and criminal penalties. HITECH increased civil penalty amounts for violations of HIPAA and significantly strengthens enforcement by requiring the HHS to conduct periodic audits to confirm compliance and authorizing state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of HIPAA Privacy Standards and Security Standards that threaten the privacy of state residents. In July 2016, OCR announced a new phase of the HIPAA Audit Program, which for the first time targets business associates. Audits may, in certain circumstances, lead to full compliance reviews – with the potential for civil or criminal penalties. The HIPAA Privacy Standards and Security Standards may require us to incur additional costs and may restrict our business operations. These provisions, as modified by the 2013 final HITECH rule, may be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our customers and strategic partners.

Genetic Information Nondiscrimination Act (GINA)

The Genetic Information Nondiscrimination Act (referred to as GINA), enacted in May 2008, does not apply directly to WebMD, although it does apply to our WebMD Health Services platform customers, including both employers and group health plans. GINA was enacted to prevent discrimination by group health plans, health insurance issuers and employers on the basis of genetic information. Our WebMD Health Services health assessment is typically offered to employees by their employer, group health plan or health insurance issuer as a voluntary component of a wellness program. The U.S. Departments of Labor, HHS and Treasury published Interim Final Rules implementing portions of Title I of GINA in October 2009. The Interim Final Rules prohibit health plans and health insurance issuers from requesting, requiring or purchasing genetic information prior to or in connection with enrollment, or at any time for underwriting purposes, and state that “underwriting purposes” includes any incentive or disincentive (such as decreasing or increasing premiums) for completing a health assessment. “Genetic information” is defined broadly to include information about an individual’s family medical history. The agencies have not finalized the regulations to date. However, in September 2010, the departments provided additional guidance in the form of frequently asked questions stating that, while a plan may not require an individual to complete a health assessment that requests family medical history in order to receive a wellness program reward, it may use genetic information to make a determination regarding payment, or regarding the medical appropriateness of a treatment or service. HHS also issued a final rule implementing Section 105 of GINA in January 2013. The final rule specifically provides that genetic information is a type of health information that is covered by HIPAA’s Privacy Standards and Security Standards, and specifically prohibits it from being used or disclosed for underwriting purposes (including any incentive or disincentive for completing a health assessment).

Title II of GINA prohibits employment discrimination based on genetic information as well as the request or purchase of genetic information of employees or their family members, with limited exceptions. The Equal Employment Opportunity Commission issued final rules implementing Title II in November 2010 and amended them in 2016. The final rules specify that genetic information may be collected in a health assessment that is part of a wellness program only if participation in the collection of such information is voluntary. However, they allow an incentive, limited to the 30% maximum under HIPAA, to be provided for a spouse to provide information about the spouse’s own manifestation of a disease or disorder. That feature of the rules has been challenged in federal court, but so far the court has declined to block it.

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

Anti-Corruption Laws

The United States and other countries have adopted anti-corruption laws that generally prohibit directly or indirectly giving, offering or promising inducements to public officials to elicit an improper commercial advantage. Under applicable U.S., U.K., German, and most European law, this prohibition has been interpreted to apply to doctors and other medical professionals who work in state-run hospitals and state-run healthcare systems outside the United States. Some of these laws also prohibit directly or indirectly giving, offering or promising (and, in some cases, accepting or soliciting) inducements to (or from) private parties (even self-employed HCPs) to elicit (or grant) an improper commercial advantage. In recent years, the U.S. government and governmental authorities outside the U.S. have brought enforcement actions that resulted in significant monetary penalties against several companies operating in the global healthcare industry for violations of anti-corruption laws resulting from illegal payments made to non-U.S. medical professionals.

As our business expands outside the United States, we (and others acting on our behalf) increasingly interact with public officials, as well as non-U.S. doctors and other medical professionals, at least some of whom work in state-run hospitals or state-run healthcare systems. Such interactions inherently increase the risk of violating applicable anti-corruption laws. While we believe that we have appropriate compliance policies and procedures in place to mitigate such risk, our personnel and others acting on our behalf might engage in conduct that violates such laws, for which we might be held responsible. Under such circumstances, we could be subject to civil and/or criminal penalties and other consequences that could have a material adverse effect on our business, financial condition and results of operations. In addition, our brand and reputation, as well as our sales activities, could be adversely affected if we were to become the target of any resulting negative publicity.

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

International Regulation

We are pursuing opportunities to expand the reach of our brands outside the United States. In certain markets outside the United States, we have entered into agreements or joint ventures with other companies having expertise in the specific country or region, and we may do that in additional markets where we believe it is appropriate; in other such markets, we have relied primarily on our own internal resources, and we expect to do that in additional markets in the future. We structure our participation in markets outside the United States in compliance with the laws and regulations that apply to such participation. However, as in the United States, the healthcare industry is highly regulated in many other jurisdictions, and we may not be able to accurately anticipate the applicability of healthcare laws and regulations to our participation in such markets.

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

In addition, many countries and governmental bodies have, or are developing, laws that may apply to online health information services of the types we provide, or to Internet sites generally, including laws regarding the collection, use, storage and dissemination of personal information or patient data. To the extent our operations are located within their jurisdiction or are directed at individuals within their jurisdiction, these laws may apply to us. In addition, those governments may attempt to apply such laws extraterritorially or through treaties or other arrangements with U.S. governmental entities. To the extent we fail to accurately anticipate the application or interpretation of these laws, we could be subject to liability and adverse publicity, which could negatively affect our business. In Europe, the current national implementations of the existing general data protection Directive 95/46/EC and of the e-Privacy Directive 2002/58/EC provide for criminal and administrative sanctions in case of violations, even though criminal sanctions are very rarely imposed. For example, France provides for administrative fines of up to 3,000,000 Euros in case of illegal collection or processing of personally identifiable information. Under the recently passed General Data Protection Regulation (GDPR), a European-wide regulation that will be fully enforceable by May 25, 2018, there will be fines of up to 10,000,000 Euros or up to 2% of the global sales for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of the global sales for more serious offenses, whichever amount is higher. Some European countries may precipitate the increase of the sanctions without waiting for the GDPR to take effect. The GDPR will increase privacy-related compliance requirements in the EU and has more extensive jurisdictional reach than the existing general data protection Directive 95/46/EC. This more extensive jurisdiction reach increases the likelihood of applicability of European law to entities operating outside the European Union but who process data of European data subjects.

In Europe, transfers of EU individuals’ personal data from EU member states to countries not recognized as having adequate protections for personal data, which includes the U.S., are now regulated by the Directive 95/46/EC and its national implementations. The U.S.-EU Safe Harbor Framework, previously used widely to legitimize transfers of personal data from the EU to the U.S., was declared invalid in 2015. Legal challenges to various of the cross-border transfer mechanisms, including the EU-U.S. Privacy Shield which replaced the Safe Harbor Framework in 2016 and EU approved Standard Contractual Clauses may affect the commercial cross-border transfers of personal data, though it is unclear what the outcome of any such a challenge will be.

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

We describe additional laws and regulations that apply to our participation in markets outside the United States elsewhere in this “Regulatory Matters” section, including under the captions “– Regulation of Drug and

Medical Device Advertising and Promotion” and “– Consumer Protection Regulation – General.” In addition, under the caption “–Anti-Corruption Laws,” we discuss U.S. and non-U.S. laws relevant to our interactions with public officials outside the U.S.

Consumer Protection Regulation

General.    Advertising and promotional activities presented to visitors on our Websites are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. We are also subject to various other federal and state consumer protection laws, including the specific ones described later in this section.

Internet and mobile user privacy, personal data security and the use of information to track online activities are major issues in the U.S. and abroad. In the U.S., the FTC and many state attorneys general are applying federal and state consumer protection laws to advertising activities and to require that the online collection, use and dissemination of data, including personal information, and the presentation of Website content, comply with certain standards for notice, choice, security and access. Courts may also adopt these developing standards or interpret them in new ways. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities. We believe that we are in compliance with the consumer protection standards that apply to our Websites, but a determination by a state or federal agency or court that any of our practices do not meet these standards could result in liability and adversely affect our business. New interpretations of these standards could also require us to incur additional costs and restrict our business operations. In addition, claims that we are violating any such standards could, even if we are not found liable, be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

The FTC Guides Concerning the Use of Endorsements and Testimonials in Advertising, which regulate disclosures relating to endorsements and testimonials, apply to online and social media forums. The FTC also has guidance for online advertising known as the Dot Com Disclosures and for native advertising. Native advertising is considered to be the placement of sponsored content in media that consumers usually use to obtain independent, impartial content, when the sponsored content has the same look and feel as the independent content. The Native Advertising guidelines are a reminder that disclosures regarding sponsored content must be made in a clear and conspicuous manner. The FTC may apply increased scrutiny to the use of endorsements, testimonials, and other advertising content online and through traditional media. We will review any relevant disclosures for compliance with the revised Guides, the revised Dot Com Disclosures, and the Native Advertising Guidance, and we will otherwise endeavor to follow legal standards applicable to advertising.

The FTC periodically holds workshops on issues relevant to online consumer privacy and uses the information it collects to help guide its policy and enforcement agenda. For example, in 2014, the FTC held a seminar regarding privacy issues associated with “consumer generated and controlled health data,” which is relevant to services we offer. Previously, following a series of workshops and prior guidance on online behavioral advertising, the FTC issued a preliminary staff report in December 2010 containing a proposed framework for businesses and policymakers for online consumer privacy issues and, in March 2012, the FTC issued a final report setting forth its views on best practices, to protect the privacy of consumers, to be implemented by companies that collect and use consumer data. There is a possibility of legislation, regulations and increased enforcement activities relating to behavioral advertising and other aspects of consumer data usage, privacy and security. To the extent that our existing practices are inconsistent with any revised principles, new rules, new legislation and/or future enforcement activities, our business may become subject to restrictions that could reduce our revenues or increase our cost of doing business. Moreover, the FTC’s staff reports and workshops, and calls for legislation, reflect a continuing governmental interest in, and assessment of, online privacy issues. How these issues are ultimately resolved, whether through self-regulatory programs, legislation and regulation or some combination and the specifics of any such regimes, may significantly impact our operations.

In Europe, Directive 2009/136/EC of the European Parliament and of the Council requires the user’s full information and consent prior to the installation and use of any so-called “cookie” on a user’s computer. This Directive has been implemented differently, in various member states of the European Union, and national requirements to remain compliant with the respective laws may vary. Nevertheless, the provisions of this directive, whether effectively implemented in national laws, are now applicable in all the member states of the European Union and enforcement actions are now being considered by local data protection authorities. In January 2017, the European Commission proposed a new EU-wide regulation to replace Directive 2009/136/EC, which if enacted, may impose new privacy requirements for electronic communications, including the use of “cookies” and similar technologies on a user’s computer or mobile device.

Separately, under the General Data Protection Regulation (GDPR), a European-wide regulation that will be fully enforceable by May 25, 2018, various new requirements relating to Internet privacy will apply, including for users’ consent for offline and online marketing. European privacy regulators will continue to publish guidance on GDPR requirements throughout 2017. The GDPR will increase the likelihood of the applicability of European law to entities outside the European Union but processing personal data of European data subjects. Countries outside of Europe are also increasingly focusing on data privacy legislation and regulation. Certain such legislative activity, such as data localization laws, could have an impact on our operations and how we do business.

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

Data Security Regulation.    With the publicity regarding data breaches resulting in improper dissemination of consumer information, many states have passed laws regulating the actions that a business must take if it experiences a data breach involving specified types of consumer information, such as prompt disclosure to affected customers. Generally, these laws are limited to electronic data and make some exemptions for certain incidents. Congress has also been considering similar federal legislation relating to data breaches. The FTC and state attorneys general have also brought enforcement actions and prosecuted some data breach cases as unfair and/or deceptive acts or practices under the FTC Act and similar state laws. In addition to data breach notification laws, some states have enacted statutes and rules requiring businesses to reasonably protect certain types of personal information they hold or to otherwise comply with certain specified data security requirements for personal information. In Europe, the General Data Protection Regulation includes general data breach notification and security requirements. These laws may apply directly to our business or indirectly by contract when we provide services to other companies. We intend to continue to endeavor to protect all consumer data and to comply with all applicable laws regarding the protection of this data.

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

We provide services related to wellness programs in connection with our WebMD Health Services platform and coaching services. See “WebMD Health Services” above. We believe that we are in compliance with the laws and regulations applicable to these services, to the extent they apply to us.

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

Healthcare Reform

Political, economic, regulatory and enforcement influences are subjecting the healthcare industry in the U.S. to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could impact the various healthcare entities with which we contract. In particular, we anticipate that the U.S. Executive Branch, U.S. Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs, particularly given the ongoing scrutiny regarding healthcare pricing in the U.S. generally, and prescription drug pricing specifically. Such policies could limit the prices our advertisers and sponsors charge for their healthcare-related products or services, limit the commercial opportunities of our advertisers and sponsors and/or negatively impact revenues collected by our advertisers and sponsors. We are particularly dependent on our healthcare clients, which primarily include pharmaceutical, biotechnology, and medical device companies, for our advertising and sponsorship revenue. Thus, it is possible that our advertisers and sponsors will face cost reduction measures and reduce their expenditures or postpone expenditure decisions, including expenditures for our services, which could have material adverse effects on our business.

One law in particular with a significant impact on the healthcare industry is the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (which we refer to as the Affordable Care Act), which was signed into law in March 2010. The Affordable Care Act made extensive changes to the system of healthcare insurance and benefits in the U.S. In general, the Affordable Care Act seeks to reduce healthcare costs and decrease the number of uninsured legal U.S. residents by, among other things, requiring individuals to carry, and certain employers to offer, health insurance or be subject to penalties. The Affordable Care Act also imposed new regulations on health insurers, including guaranteed coverage requirements, prohibitions on certain annual and all lifetime limits on amounts paid on behalf of or to plan members, increased restrictions on rescinding coverage, establishment of minimum medical loss ratio requirements, a requirement to cover certain preventive services on a first dollar basis, the establishment of state insurance exchanges and essential benefit packages, and greater limitations on how health insurers price certain of their products. The Affordable Care Act also contains provisions that will affect the revenues and profits of pharmaceutical and medical device companies, including new taxes on certain sales of their products.

Many of the provisions of the Affordable Care Act that expand insurance coverage did not become effective until 2014. Some provisions do not apply to health plans that were in place when the Affordable Care Act was enacted and have not been substantially changed since. It is difficult to foresee how individuals and businesses will respond to the choices available to them under the Affordable Care Act. Furthermore, the Affordable Care Act may result in future state legislative and regulatory changes, which we are unable to predict at this time, in order for states to comply with certain provisions of the Affordable Care Act and to participate in grants and other incentive opportunities. In addition, Congress has considered various proposals to repeal some or all of the Affordable Care Act in the past several years and legislative changes to the Affordable Care Act appear likely in the 115th United States Congress and under the Trump Administration. Multiple lawsuits challenging various provisions of the Affordable Care Act are also pending in U.S. courts.

While we do not currently anticipate any significant adverse effects on WebMD as a direct result of the application of the Affordable Care Act, as currently enacted or as it may be amended, to our business or on our company in its capacity as an employer, we are unable to predict what the indirect impacts of the Affordable Care Act will be on WebMD’s business through its effects on other healthcare industry participants, including pharmaceutical and medical device companies that are advertisers and sponsors of The WebMD Health Network and employer and health plan clients that license our WebMD Health Services platform. Healthcare industry participants may respond to the Affordable Care Act or to uncertainties created by the potential statutory and regulatory changes by reducing their expenditures or postponing expenditure decisions, including expenditures for our services, which could have a material adverse effect on our business.

However, we believe that certain aspects of the Affordable Care Act and implementing regulations that seek to reduce healthcare costs may create opportunities for WebMD, particularly with respect to our WebMD Health Services platform and related services and, more generally, with respect to our capabilities in providing health and wellness information and education. For example, the Affordable Care Act encourages use of wellness programs through grants to small employers to establish such programs, permission for employers to offer larger rewards than under prior law in the form of waivers of cost-sharing, premium discounts, or additional benefits to employees for participating in these programs and meeting certain standards, and the inclusion of wellness services and chronic disease management among the essential health benefits that certain plans are required to provide. However, we cannot yet determine the scope of the opportunities that the Affordable Care Act, as currently enacted or as it may be amended, may create or what competition we may face in our efforts to pursue such opportunities.

OTHER INFORMATION

Employees

As of December 31, 2016, we had approximately 1,815 employees.

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

We rely upon a combination of patent, trade secret, copyright and trademark laws, license agreements, confidentiality procedures, nondisclosure agreements with employees, customers and others, and technical measures to protect intellectual property used in our businesses. We also rely on a variety of intellectual property rights licensed from third parties, including Internet server software, databases and healthcare content used on our Websites and elsewhere in our business. These third-party licenses may not continue to be available to us on commercially reasonable terms. Our loss of or inability to maintain or obtain upgrades to any of these licenses could significantly harm us. In addition, because we license content from third parties, we may be exposed to copyright infringement actions if those parties are subject to claims regarding the origin and ownership of that content.

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

Risks Related to Our Operations and the Healthcare Content We Provide

If we are unable to provide content and services that attract users to The WebMD Health Network, our advertising and sponsorship revenue could be reduced

Users of The WebMD Health Network have numerous other online and offline sources of healthcare information and related services. Our ability to compete for user traffic on The WebMD Health Network depends upon our ability to make available a variety of health, wellness and medical content, decision-support applications and other services that meet the needs of a variety of types of users, including consumers, physicians and other healthcare professionals, with a variety of reasons for seeking information. Our ability to do so depends, in turn, on:

•	our ability to hire and retain qualified authors, journalists and independent writers and healthcare professionals;

•	our ability to license quality content from third parties; and

•	our ability to monitor and respond to increases and decreases in user interest in specific topics.

If consumers and healthcare professionals do not perceive our content, applications and tools to be useful, reliable and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement with our health information services. We cannot assure you that we will be able to continue to develop or acquire needed content, applications and tools at a reasonable cost. In addition, since consumers may be attracted to The WebMD Health Network as a result of a specific condition or for a specific purpose, it is difficult for us to predict the rate at which they will return. Because we generate revenue by, among other things, selling sponsorships of specific pages, sections or events on The WebMD Health Network, a decline in user traffic levels or a reduction in the number of pages viewed by users could cause our advertising and sponsorship revenue to decrease and could have a material adverse effect on our results of operations. However, overall traffic to The WebMD Health Network does not have a direct correlation to our advertising and sponsorship revenue, which can continue to grow even if overall traffic remains constant or goes down. Our ability to generate advertising and sponsorship revenue depends primarily on our ability to create content on specific topics and to program various parts of The WebMD Health Network to build and maintain traffic in areas most important to both our audience and our advertising and sponsorship clients. If we are unable to do that, our advertising and sponsorship revenue could decrease even if our overall traffic remains the same or increases.

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

Search engine providers also typically display, together with algorithmic search results, content and links that may divert traffic from the pages referenced in the algorithmic search results, including: advertisements that are presented with the algorithmic search results for which the search engine provider receives compensation (sometimes referred to as paid search results); and health-related or other content and links that the search engine provider selects and displays in response to the specific search queries in a format determined by the search engine provider. Accordingly, even if we rank highly in algorithmic search results, traffic to our Websites may be reduced as a result of paid search results and other content included on the search results page generated by a search query. We cannot control the amount, quality or presentation of such paid search results and other content and, accordingly, we cannot predict any reductions in our traffic that may occur from time to time as search engine providers make changes in their policies and procedures regarding paid search results or regarding any other content they provide. In addition, to the extent that there is a reduction in the total volume of health-related searches on Internet search engines, traffic to The WebMD Health Network could also be reduced and we may have little or no ability to take steps to mitigate the effect on our traffic. In addition, we have experienced in the past, and may experience in the future, declines in traffic to The WebMD Health Network from search for reasons that we are unable to identify. Any resulting reduction in our traffic for any of the reasons described above, if significant, could cause our revenue to decrease and could have a material adverse effect on our results of operations.

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

Our initiative to provide content in online locations outside The WebMD Health Network may not increase our audience and, even if it does, may not be profitable

We are in the process of working to enable users to more easily discover, share and interact with content from WebMD not just on our Websites but also in other online locations and, in support of this initiative, we are creating new content offerings tailored for specific social networks and platforms and building our capabilities to create video content. If we are not successful in creating content offerings that support this initiative, our ability to compete for advertising and sponsorship revenue may be reduced. Even if we are successful in creating such content offerings and users respond favorably, there can be no assurance that we will be able to adequately monetize audience usage of such content or to drive sufficient traffic to our own Websites to make this initiative profitable.

We face significant competition for our healthcare information products and services

The markets for healthcare information products and services are intensely competitive, continually evolving and, in some cases, subject to rapid change.

•

The WebMD Health Network faces competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. We compete for users with Websites and mobile applications that provide health-related information, including both commercial ones and not-for-profit ones. We compete for advertisers and sponsors with: health-related Websites and mobile applications; general interest consumer Websites that offer specialized health sub-channels or functions; other high-traffic Websites that include both healthcare-related and non-healthcare-related content and services, including social media Websites; search engines; and advertising networks that aggregate traffic from multiple sites. The WebMD Health Network also faces competition from: traditional media and offline publications and information services; and manufacturers and distributors of activity trackers, heart rate monitors, blood pressure monitors and similar devices relating to health and wellness that can download data to a PC, tablet or smartphone, as well as numerous other companies developing applications and tools for use with those devices.

•

Our WebMD Health Services platform and related services, including health coaching and condition management services compete with: providers of online health management applications, including personal health records; wellness and disease management vendors; and competing services provided by health insurance companies, employee benefits services companies, and their affiliates. Employers may also decide to develop similar solutions for their own populations rather than obtaining solutions from WebMD Health Services or its competitors.

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

Restrictions on our ability to access or use various forms and sources of data could adversely impact our business

We are increasingly using data analytics based on information that we collect regarding usage of The WebMD Health Network, as well as other third-party sources of data. Our use of data regarding users of The WebMD Health Network is governed by the privacy policies posted on those sites and is designed to comply with applicable laws and regulations as is our use of any third-party data. In addition, we sell certain information products and services on a stand-alone basis using de-identified data that we license from a small number of third-party data sources, of which the principal source is a license from Change Healthcare to HLTH Corporation (HLTH). As the successor to HLTH, this license provides us the rights to certain de-identified data from Change Healthcare through early February 2018 for use in the development and commercialization of various information products and services as to which we pay Change Healthcare a royalty. To date, these stand-alone information products and services do not include any data derived from the operation of our Websites. We are seeking to acquire additional third-party data sources and to develop data generated from our Website operations in order to diversify our data product offerings.

Our revenue from the stand-alone products and services that utilize data under the current Change Healthcare license is highly profitable and is reported net of the royalties and commissions that we pay to Change Healthcare or others. We do not expect that the current license agreement with Change Healthcare will continue after February 2018, and expect that if such agreement is renewed or is replaced with new third-party data sources, the terms of any such renewal or replacement license would not be as favorable to us as those in the current agreement. Change Healthcare is in the process of merging with McKesson Corporation and, as a result, discussions around extending our agreement with Change Healthcare have stalled. We are exploring other sources of third-party data and uses of our first party data to generate additional revenue streams, but we are early in that process. Accordingly, we expect that the sales of, and the profits generated by, our information services business will be materially adversely affected by the expiration, in early February 2018, of our license agreement with Change Healthcare.

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

Failure to maintain and enhance the “WebMD” and “Medscape” brands and our other brands could have a material adverse effect on our business

We believe that the “WebMD” and “Medscape” brand identities that we have developed have contributed to the success of our business and have helped us achieve recognition as a trusted source of health and wellness information and tools for consumers and of online content for physicians and other healthcare professionals. We also believe that maintaining and enhancing those brands, as well as our other brands, is important to expanding the user base for The WebMD Health Network and to our relationships with sponsors and advertisers. The “WebMD” brand is also important to our ability to gain additional employer and healthcare payer clients for our WebMD Health Services platform and related services. We have expended considerable resources on establishing and enhancing the “WebMD” and “Medscape” brands and our other brands, and we have developed policies and procedures designed to preserve and enhance our brands, including editorial procedures designed to provide quality control of the information we publish. We expect to continue to devote resources and efforts to maintain and enhance our brands. However, we may not be able to successfully maintain or enhance our brands, and events outside of our control may have a negative effect on our brands. If we are unable to maintain or enhance our brands, and do so in a cost-effective manner, our business could be adversely affected.

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

The standards that our advertising and sponsorship clients apply to our services continue to evolve, including standards for ad delivery, placement and frequency and for measuring the effectiveness of our services as compared to other alternatives available to our clients. Our ability to meet such standards as they change in the future will be important to our ability to compete for business, and we cannot provide assurance that we will be able to do so or estimate what the costs for doing so may be. For example, standards are continuing to evolve in the online advertising marketplace regarding the viewability of online advertising, or the length of time an advertisement is visible to a user as determined by a third-party verification source. We cannot predict how the requirements of advertisers will continue to evolve. If we fail to meet the standards that our advertisers require, our advertising revenues could be reduced.

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

Our advertising and sponsorship revenue may vary significantly from quarter to quarter and its amount and timing may be subject to factors beyond our control, including regulatory changes

Our advertising and sponsorship revenue may vary significantly from quarter to quarter due to a number of factors, many of which are not within our control, and some of which may be difficult to forecast accurately, including potential effects on demand for our services as a result of regulatory changes affecting advertising and promotion of drugs and medical devices and general economic conditions. The majority of our advertising and sponsorship programs are for terms of approximately four to twelve months. We have relatively few longer term advertising and sponsorship programs. We cannot assure you that our current advertisers and sponsors will continue to use our services beyond the terms of their existing commitments or that they will enter into any additional commitments.

The time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a commitment with the advertiser or sponsor for that program, as well as the additional time period before our services are delivered, may be longer than expected, especially for medium-sized and larger contracts, and may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals, including internal approvals relating to compliance with the laws and regulations applicable to the marketing of healthcare products. We have experienced, from time to time, a lengthening of this internal review process by pharmaceutical and biotechnology companies, which has resulted in delays in contracting as well as delays in recognizing expected revenue under executed commitments. Other factors that could affect the timing of contracting for specific programs with advertisers and sponsors, or receipt of revenue under such contracts, include the timing of:

•	U.S. Food and Drug Administration (FDA) approval for new products or for new indications or uses for approved products;

•	any adverse determinations by the FDA affecting products previously approved or expected to be approved or the permitted uses of such products or their marketing;

•	FDA approval of generic products that compete with existing brand name products and any increase in the number or significance of such approvals;

•	recalls, withdrawals or shortages of products from the market;

•	consolidation of companies in the pharmaceutical and biotechnology industries;

•	rollouts of new or enhanced services on The WebMD Health Network;

•	seasonal factors relating to the prevalence of specific health conditions and other seasonal factors that may affect the timing of promotional campaigns for specific products; and

•	the scheduling of conferences for physicians and other healthcare professionals.

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

•	potential regulation or interpretation of existing regulation that could limit or eliminate our ability to distribute one or more of our products in one or more countries;

•	variability of economic and political conditions, including the extent of the impact of adverse economic conditions in markets outside the United States;

•	exposure to applicable anti-corruption laws, including but not limited to the U.S. Foreign Corrupt Practices Act;

•	tariffs or other trade barriers;

•	fluctuations in currency exchange rates;

•	potentially adverse tax consequences, including restrictions on repatriation of earnings; and

•	difficulties in protecting intellectual property.

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

If the systems we use to provide our online services experience security breaches or are otherwise perceived to be insecure, our business could suffer

We retain and transmit confidential information, including personal health records, in the processing centers and other facilities we use to provide our online services. It is critical that these facilities and infrastructure remain secure and be perceived by the marketplace as secure. A security breach could damage our reputation or result in liability. We may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by breaches. Despite the implementation of security measures, this infrastructure or other systems that we interface with, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, denial-of-service attacks or other attacks by third parties or similar disruptive problems. Because the techniques used by hackers to sabotage or to obtain unauthorized access to computer systems change frequently, we may be unable to anticipate specific types of attacks or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose users, customers, advertisers or publishers. Any compromise of our security, whether as a result of breaches or failures of our own systems or the systems with which they interface, could reduce demand for our services and could subject us to legal claims from our clients and users, including for breach of contract or breach of warranty.

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

We could be subject to breach of warranty or other claims by clients of our online services if the software and systems we use to provide them contain errors or experience failures

Errors in the software and systems we use could cause serious problems for clients of our online services. We may fail to meet contractual performance standards or client expectations. Clients of our online services may seek compensation from us or may seek to terminate their agreements with us, withhold payments due to us, seek refunds from us of part or all of the fees charged under those agreements or initiate litigation or other dispute resolution procedures. In addition, we could face breach of warranty or other claims by clients, or additional development costs. Our software and systems are inherently complex and, despite testing and quality control, we cannot be certain that they will perform as planned.

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

•

the timing of FDA (or European or other national regulatory authority) approvals of generic products that compete with existing brand name products and any increase in the number or significance of such approvals or of withdrawals of brand name products from the market;

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

In addition, our customers’ expectations regarding pending or potential industry developments may also affect their budgeting processes and spending plans with respect to products and services of the types we provide. Since 2016, there has been increasing scrutiny regarding pricing increases for pharmaceutical products, which could lead to additional regulation of pharmaceutical pricing or other changes in how those products are distributed and the roles played by various industry participants in that distribution. We cannot predict the effect that such scrutiny or any resulting changes may have on the marketing plans of our customers in future periods or their future use of our services.

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

Changes to the Affordable Care Act and other healthcare reform efforts could affect some of our healthcare industry customers and clients

Political, economic, regulatory and enforcement influences are subjecting the healthcare industry in the U.S. to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could impact the various healthcare entities with which we contract. In particular, we anticipate that the U.S. Executive Branch, U.S. Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs, particularly given the ongoing scrutiny regarding healthcare pricing in the U.S. generally, and prescription drug pricing specifically. Such policies could limit the prices our advertisers and sponsors charge for their healthcare-related products or services, limit the commercial opportunities of our advertisers and sponsors and/or negatively impact revenues collected by our advertisers and sponsors. We are particularly dependent on our healthcare clients, which primarily include pharmaceutical, biotechnology, and medical device companies, for our advertising and sponsorship revenue. Our advertisers and sponsors may face cost reduction measures and, in response, reduce their expenditures or postpone expenditure decisions, including expenditures for our services, which could have material adverse effects on our business.

One law in particular with a significant impact on the healthcare industry is the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (which we refer to as the Affordable Care Act), which was signed into law in March 2010. The Affordable Care Act made extensive changes to the system of healthcare insurance and benefits in the U.S. While we do not currently anticipate any significant adverse effects on WebMD as a direct result of the application of the Affordable Care Act, as currently enacted or as it may be amended, to our business or on our company in its capacity as an employer, we are unable to predict what the indirect impacts will be on WebMD’s business through its effects on other healthcare industry participants, including pharmaceutical and medical device companies that are advertisers and sponsors of The WebMD Health Network and employers and health plans that license our WebMD Health Services platform. Healthcare industry participants may respond to the Affordable Care Act or to uncertainties created by the potential statutory and regulatory changes by reducing their expenditures or postponing expenditure decisions, including expenditures for our services, which could have a material adverse effect on our business.

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

•

U.S. Regulation of Drug and Medical Device Advertising and Promotion.    The WebMD Health Network provides services involving advertising and promotion of prescription and over-the-counter drugs and medical devices and claims of nutritional supplements. If the FDA or the Federal Trade Commission (FTC) finds that any of our products and services or any information on The WebMD Health Network, in our mobile applications, or in WebMD Magazine violates applicable regulations and guidance documents, they may take regulatory or judicial action against us and/or the advertiser or sponsor of that information. State attorneys general may take similar action based on their respective states’ consumer protection statutes. Any increase or change in regulation of drug or medical device advertising and promotion, especially if it relates to promotional activities involving the Internet or social media, could make it more difficult for us to contract for sponsorships and advertising and could have a material adverse effect on our revenues and results of operations. We cannot predict how our customers or others in the industry might implement regulations or guidance in the future or how its implementation might affect our business. Private industry initiatives have resulted in voluntary restrictions, which advertisers and sponsors have agreed to follow.

In December 2016, Congress passed the 21st Century Cures Act (the Cures Act) which contained a number of provisions designed to speed development of innovative therapies, to provide public science funding, and to adjust how the FDA evaluates new medical products and new indications for existing prescription drugs and devices. We cannot predict what effect, if any, the Cures Act might have on our business but we will closely monitor the changes.

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

•

Regulation of Mobile Medical Applications and Other Mobile Health Technology.    The FDA has issued guidance regarding mobile medical applications and other mobile health technology, clarifying the agency’s intent to regulate only those applications that meet the agency’s definition of “device” and could pose a risk to patients’ safety if they fail to work as intended. The FDA is exercising enforcement discretion with respect to certain lower risk mobile applications that meet the device definition, such as those that maintain or encourage a general state of health or a healthy activity. Mobile applications that do not meet the device definition are beyond the FDA’s jurisdiction and, accordingly, are not subject to the agency’s oversight. In February 2015, the FDA issued guidance stating it would refrain from exercising enforcement over certain products that promote health or healthy lifestyles that reduce the risk or impact of certain diseases or conditions. In light of FDA guidance, we believe that none of our existing online services and mobile applications are subject to regulation as a medical device under applicable FDA regulations. We are required to determine whether FDA regulations would apply to any of our applications and the FDA could disagree with our determination. It is also possible that products or services that we may offer in the future could subject us to such regulation or that current rules could change or be interpreted to apply to some of our existing online services or mobile applications. In addition, it is possible that our mobile health offerings could fall under the scope of the FTC Act or the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health (HITECH) Act of 2009. In April 2016, the FTC released a web-based tool in conjunction with the U.S. Department of Health and Human Services (HHS), Office of National Coordinator for Health Information Technology (ONC) and Office for Civil

Rights (OCR), and the FDA, to help mobile application developers determine which federal privacy laws might apply to their applications. At the same time, the FTC released guidance aimed at mobile health developer compliance with the FTC Act. In February 2016, OCR posted guidance on its mHealth Developer Portal regarding scenarios in which HIPAA might apply to mobile health applications. Complying with such rules and regulations could be burdensome and expensive and could delay our introduction of new services or applications.

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

We have editorial procedures in place to provide quality control of the information that we publish or provide. However, we cannot assure you that our editorial and other quality control procedures will be sufficient to ensure that there are no errors or omissions in particular content. Even if potential claims do not result in liability to us, investigating and defending against these claims could be expensive and time-consuming and could divert management’s attention away from our operations. In addition, our business is based on establishing the reputation of our Websites as trustworthy and dependable sources of healthcare information. Allegations of impropriety or inaccuracy, even if unfounded, could harm our reputation and business.

Government regulation of the Internet could adversely affect our business

The Internet and its associated technologies are subject to various laws and government regulation. Our failure, or the failure of our business partners or third-party service providers, to accurately anticipate the application of these laws and regulations to our products and services and the manner in which we deliver them, or any other failure to comply with such laws and regulations, could create liability for us, result in adverse publicity and negatively affect our business. In addition, new laws and regulations, or new interpretations of existing laws and regulations, may be adopted with respect to online services, including in areas such as user privacy, confidentiality, consumer protection, marketing, pricing, content, copyrights and patents, and characteristics and quality of products and services. For example, in 2015, the Federal Communications Commission (FCC) altered a long-standing regulatory regime by classifying broadband Internet access services as common carrier telecommunications services. While this decision appears to most directly impact broadband Internet service providers, how associated FCC rulemakings may affect our business is difficult to predict.

Internet and mobile user privacy, personal data security and the use of consumer information to track online activities are major issues both in the United States and abroad. The FTC and state attorneys general continue to pay close attention to Internet privacy issues and, under their current unfair or deceptive trade practices authority, have been active in investigating and entering into consent decrees with companies because of the online privacy and data security practices of those companies. The FTC’s evolving privacy enforcement activities, as reflected in its workshops, reports and enforcement actions, may be relevant to services we offer. In the U.S., there is a possibility of new legislation and regulation and increased enforcement activities relating to privacy and behavioral advertising. In addition, changes in industry practice (whether on their own or when combined with regulatory changes) could adversely impact our ability to deliver advertisements based on online behavior. For example, it is possible that at some point in the future, it will be a common Internet practice for Websites to honor “Do Not Track” settings in Internet browsers that are turned on by default. Whether through industry practice or in combination with government regulation, such a development could limit our ability to serve advertisements to consumers based on online behavior on third-party sites or on our sites, which could adversely affect our revenue.

In Europe, Directive 2009/136/EC of the European Parliament and of the Council requires the user’s full information and consent prior to the installation and use of any so-called “cookie” on a user’s computer. This Directive has been implemented differently, if at all, in member states of the European Union and national requirements to remain compliant with the respective laws may vary. Nevertheless, the provisions of this directive, whether or not effectively implemented in national laws, are now applicable in all the member states of the European Union and enforcement actions are now being considered by local data protection authorities. In January 2017, the European Commission proposed a new EU-wide regulation to replace Directive 2009/136/EC, which if enacted, may impose new privacy requirements for electronic communications, including the use of “cookies” and similar technologies on a user’s computer or mobile device.

Separately, under the General Data Protection Regulation (GDPR), a European-wide regulation that will be fully enforceable by May 25, 2018, various new requirements relating to Internet privacy will apply, including for users’ consent for offline and online marketing. European privacy regulators will continue to publish guidance on GDPR requirements throughout 2017. In addition, the GDPR and recent case law in some European countries will increase the likelihood of the applicability of European law to entities established outside the European Union but processing data of European data subjects.

We have privacy policies posted on our Websites that we believe comply with existing applicable laws requiring notice to users about our information collection, use and disclosure practices. We also notify users about our information collection, use and disclosure practices relating to data we receive through offline means such as paper health risk assessments. Moreover, we take steps to reasonably protect certain sensitive personal information we hold. We cannot assure you that the privacy policies and other statements we provide to users of our products and services, or our practices, will sufficiently protect us from liability or adverse publicity in this area. A determination by a state or federal agency or court, or European data protection authority or competent court, that any of our practices do not meet applicable standards, or the implementation of new standards or requirements, including, but not limited to the GDPR or a new “cookie” regulation in the EU, could adversely affect our business.

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

The Privacy Standards and Security Standards under HIPAA establish a set of national privacy and security standards for the handling of protected health information by health plans, healthcare clearinghouses and healthcare providers (referred to as “covered entities”) and their “business associates,” which are persons or entities that perform certain services for, or functions or activities on behalf of, a covered entity (or another business associate) that involve the creation, receipt, maintenance, or transmission of protected health information. Certain portions of our business, such as those managing employee or plan member health information for employers or health plans, are subject to HIPAA as business associates of covered entities. In addition to imposing privacy and security requirements, HIPAA also creates obligations for us to report any unauthorized acquisition, access, use or disclosure of protected health information, known as a breach, to our covered entity customers. The 2013 final HITECH rule modified the breach reporting standard in a manner that made more data security incidents qualify as reportable breaches. In addition, HITECH and its implementing regulations imposed similar data breach notification requirements on vendors of personal health records that require us to notify affected individuals, the FTC, and, in some cases, the media in the event of a data breach involving the unsecured personal information of users of The WebMD Health Network. Violations of HIPAA may result in civil and criminal penalties and could damage our reputation and harm our business. HITECH increased civil penalty amounts for violations of HIPAA and significantly strengthened enforcement by requiring HHS to conduct periodic audits to confirm compliance and authorizing state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of HIPAA Privacy Standards and Security Standards that threaten the privacy of state residents. In July 2016, OCR announced a new phase of the HIPAA Audit Program, which for the first time targets business associates. Audits may, in certain circumstances, lead to full compliance reviews – with the potential for civil or criminal penalties. We cannot assure you that we will adequately address the risks created by these amended HIPAA Privacy Standards and Security Standards. In addition, we are unable to predict what changes to these Standards might be made in the future or how those changes, or other changes in applicable laws and regulations, could affect our business.

In Europe, transfers of EU individuals’ personal data from EU member states to countries not recognized as having adequate protections for personal data, which includes the U.S., are regulated by the Directive 95/46/EC and its national implementations. The U.S.-EU Safe Harbor Framework, previously used widely to legitimize transfers of personal data from the EU to the U.S, was declared invalid in 2015. On July 12, 2016, the European Commission adopted the EU-U.S. Privacy Shield to replace the U.S.-EU Safe Harbor Framework. The Privacy Shield is intended to protect the fundamental rights of anyone in the EU whose personal data are transferred to the U.S. to a Privacy-Shield certified organization. U.S. companies that self-certify to meeting the requirements of the new framework, are required to among other things post a privacy policy on their Websites, and are required to reply promptly to any complaints. We are continuing to assess the need for, and form of any transfer mechanism we may use.

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

Failure to maintain CME accreditation could adversely affect Medscape, LLC’s ability to provide online CME offerings

Medscape, LLC’s continuing education activities for physicians and other healthcare professionals are planned and implemented in accordance with the current Essential Areas and Elements and the Policies of the Accreditation Council for Continuing Medical Education (or ACCME), which oversees providers of CME credit, and other applicable accreditation standards. The ACCME’s standards for commercial support of CME are intended to assure, among other things, that CME activities of ACCME-accredited providers, such as Medscape, LLC, are independent of “commercial interests,” which are defined as entities that produce, market, re-sell or distribute healthcare goods and services, excluding certain organizations. Commercial interests and entities owned or controlled by commercial interests are ineligible for accreditation by the ACCME. Medscape, LLC’s accreditation is a Joint Accreditation from the ACCME, the Accreditation Council for Pharmacy Education (as a provider of continuing education for pharmacy) and the American Nurses Credentialing Center (as a provider of continuing education for nurses).

Medscape, LLC’s current ACCME accreditation expires in August 2022. If Medscape, LLC fails to maintain its status as an accredited ACCME provider (whether at the time of such renewal or at an earlier time as a result of a failure to comply with existing or additional ACCME standards), it will not be permitted to certify CME activities for physicians and other healthcare professionals. Instead, Medscape, LLC would be required to use third parties to provide such CME-related services. That, in turn, could discourage potential supporters from engaging Medscape, LLC to develop CME activities, which could have a material adverse effect on our business.

Government regulation and industry initiatives could adversely affect the volume of CME programming available on Medscape Education

CME activities may be subject to government oversight or regulation by Congress, the FDA, HHS, and local regulatory authorities, both in the United States and abroad. Medscape, LLC, WebMD Global LLC and the financial supporters of their medical education activities may be subject to enforcement actions if any of these activities are deemed improperly promotional, potentially leading to the termination of financial support. Additionally, Supporters of CME activities could be affected by industry initiatives regarding funding for CME which may cause them to decrease funding for CME activities.

Government authorities continue to examine pharmaceutical companies’ financial support of CME including public reporting requirements as they relate to payments and transfers of value made to physician speakers and faculty involved in CME activities. These authorities’ interpretation of these reporting requirements, which has been evolving and may continue to change, could affect pharmaceutical companies’ views of their reporting obligations with respect to payments in support of physician speakers and faculty for CME activities. In implementing internal controls and procedures that promote adherence to applicable regulations and requirements, supporters of CME may interpret the regulations and requirements differently and may implement varying procedures or requirements. These regulations and requirements which are subject to change, and the related internal controls and procedures:

•	may discourage pharmaceutical and medical device companies from providing grants for independent educational activities;

•	may slow their internal approval for such grants;

•	may reduce the volume of third-party supported educational programming on Medscape Education to levels that are lower than in the past, thereby reducing revenue; and

•	may require Medscape, LLC and WebMD Global LLC to make changes to how they offer or provide educational programming.

If we are not able to comply with applicable regulations and requirements, then our ability to provide medical education programming will be limited, which could have an adverse effect on our business.

Failure to comply with applicable anti-corruption laws could subject us to penalties and other adverse consequences

The United States and other countries have adopted anti-corruption laws that generally prohibit directly or indirectly giving, offering or promising inducements to public officials to elicit an improper commercial advantage. Under applicable U.S., U.K., German, and most European laws, this prohibition has been interpreted to apply to doctors and other medical professionals who work in state-run hospitals and state-run healthcare systems. Some of these laws broadly prohibit bribery in both the private and public sectors, even to self-employed HCPs. In recent years, several global anti-corruption enforcement actions led to significant monetary penalties against several companies operating in the global healthcare industry for providing illegal inducements to medical professionals.

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

Other Risks Applicable to Our Company and to Ownership of Our Securities

We cannot assure you that our exploration of strategic alternatives will result in us pursuing a transaction or that any such transaction would be successfully completed, and there may be negative impacts on our business as a result of the process of exploring strategic alternatives

On February 16, 2017, we announced that our Board of Directors, working together with our management team and legal and financial advisors, had commenced a process to explore and evaluate potential strategic alternatives focused on maximizing shareholder value. These alternatives could include, among other things, the sale of part or all of the company, a merger with another party or other strategic transaction or continuing to execute on WebMD’s business plan. Our Board has not set a timetable for this process. There can be no assurance that the exploration of strategic alternatives will result in a transaction or that any transaction that is agreed to will be completed. Our ability to complete a transaction, if our Board decides to pursue one, will depend on numerous factors, some of which are outside of our control, including factors affecting the availability of financing for transactions and the financial markets in general. Even if a transaction is completed, there can be no assurance that it will be successful or have a positive effect on shareholder value.

Our financial results and operations may be adversely affected by the diversion of management resources to the process of exploring strategic alternatives and by uncertainty regarding the outcome of the process. For example, the process could lead us to lose or fail to attract employees, customers or business partners. Although we have taken steps to address those risks, there can be no assurance that any such losses or distractions will not adversely affect our operations or financial results.

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

In September 2014 and December 2016, WebMD repurchased shares of its common stock in tender offers (collectively, the “Tender Offers”). Completion of the Tender Offers may increase the possibility of another ownership change, which could decrease the existing annual limitation and would apply to all NOL carryforwards and tax credits generated prior to this potential new ownership change.

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

Market Information

Our Common Stock trades on the Nasdaq Global Select Market. The high and low prices of our Common Stock for each quarterly period during the last two fiscal years are as follows:

	High	Low
2015
First quarter	$44.94	$37.62
Second quarter	48.91	41.53
Third quarter	46.28	37.57
Fourth quarter	49.88	39.67
2016
First quarter	$63.14	$45.46
Second quarter	67.55	56.41
Third quarter	62.45	48.18
Fourth quarter	54.99	48.26

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

Holders

On February 22, 2017, there were approximately 920 holders of record of our Common Stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to determine the total number of stockholders represented by these record holders, but we believe there are more than 20,000 holders of our Common Stock.

Dividends

We have never declared or paid any cash dividends on our Common Stock, and we do not anticipate paying cash dividends in the foreseeable future.

Repurchases of Equity Securities During the Fourth Quarter of 2016

The following table provides information about purchases by WebMD during the three months ended December 31, 2016 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
10/01/16 – 10/31/16	28,085	$49.83	24,146	$45,611,058
11/01/16 – 11/30/16	925	$53.78	–	$45,611,058
12/01/16 – 12/31/16	2,035,250	$55.13	2,000,000	$45,611,058

Total	2,064,260	$55.06	2,024,146

(1)	Includes the following number of shares withheld from WebMD Restricted Common Stock that vested during the respective periods in order to satisfy withholding tax requirements related to the vesting of the awards: 3,939 in October; 925 in November; and 35,250 in December. The value of these shares was determined based on the closing price of WebMD Common Stock on the date of vesting.

(2)	In August 2011, a stock repurchase program (the “Program”) was established through which WebMD was authorized to use up to $75,000,000 to purchase shares of its Common Stock. Increases to the Program of $75,000,000, $50,000,000, $40,000,000, $30,000,000, $23,895,440, $27,450,843 and $35,197,847 were authorized in October 2011, February 2014, March 2014, April 2014, November 2014, September 2015 and September 2016, respectively. For additional information, see Note 10 to the Consolidated Financial Statements included in this Annual Report.

(3)	In December 2016, WebMD completed a tender offer through which it repurchased 2,000,000 shares of its Common Stock at a price of $55.00 per share. For additional information, see Note 10 to the Consolidated Financial Statements included in this Annual Report.

Performance Graph

The following graph compares the cumulative total stockholder return on WebMD Common Stock with the comparable cumulative return of:

•	the NASDAQ Composite Index;

•	the Research Data Group (RDG) Internet Composite Index; and

•

a customized peer group of 15 companies that includes Advisory Board Co, Angie’s List Inc., Athenahealth Inc., Bankrate Inc., Blucora Inc., Costar Group Inc., DHI Group Inc., E. W. Scripps Co., Media General Inc., Meredith Corp, Nexstar Broadcasting Group Inc., Pandora Media Inc., Tivity Health, Inc., Yelp Inc. and Zillow Group Inc.

The companies in our peer group are publicly-traded Internet, publishing, media and healthcare information services companies that share business model characteristics with WebMD. These companies are also used by the Compensation Committee for purposes of compensation benchmarking. The graph assumes that, on December 31, 2011, $100 was invested in WebMD Common Stock, in each index and in the peer group and tracks the value of those investments (including reinvestment of dividends) through December 31, 2016. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/11	12/12	12/13	12/14	12/15	12/16
WebMD Health Corp.	100.00	38.19	105.19	105.33	128.63	132.01
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
RDG Internet Composite	100.00	119.34	195.83	192.42	264.96	277.56
Peer Group	100.00	109.96	217.96	195.49	181.80	176.00

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

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$705,046	$636,399	$580,449	$515,293	$469,866
Cost of operations	266,654	247,311	224,094	209,740	216,361
Sales and marketing	145,962	138,025	136,160	127,997	127,659
General and administrative	91,141	91,580	94,119	93,220	97,618
Depreciation and amortization	30,792	30,521	29,811	26,606	28,399
Interest income	2,545	51	69	76	86
Interest expense	24,496	23,123	24,686	22,826	23,334
Loss on convertible notes	—	2,058	—	4,871	—
Gain on investments	—	139	—	—	8,074
Restructuring	—	—	—	—	7,579
Severance and other expense	1,712	4,100	—	1,353	2,297

Income (loss) from continuing operations before income tax provision (benefit)	146,834	99,871	71,648	28,756	(25,221)
Income tax provision (benefit)	55,530	35,847	30,707	13,640	(2,134)

Income (loss) from continuing operations	91,304	64,024	40,941	15,116	(23,087)
Income from discontinued operations, net of tax	—	—	1,122	—	2,743

Net income (loss)	$91,304	$64,024	$42,063	$15,116	$(20,344)

Basic income (loss) per common share:
Income (loss) from continuing operations	$2.41	$1.75	$1.08	$0.32	$(0.45)
Income from discontinued operations	—	—	0.03	—	0.05

Net income (loss)	$2.41	$1.75	$1.11	$0.32	$(0.40)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$1.97	$1.48	$0.97	$0.31	$(0.45)
Income from discontinued operations	—	—	0.03	—	0.05

Net income (loss)	$1.97	$1.48	$1.00	$0.31	$(0.40)

Weighted-average shares outstanding used in computing per share amounts:
Basic	37,854	36,600	37,869	46,830	50,862

Diluted	54,179	52,653	45,614	48,398	50,862

	As of December 31,
	2016	2015(a)	2014(a)	2013(a)	2012(a)
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$990,924	$641,165	$706,776	$824,880	$991,835
Working capital (excluding assets and liabilities of discontinued operations)	1,001,765	548,574	695,016	803,468	955,907
Total assets	1,501,186	1,155,923	1,183,202	1,306,762	1,473,459
Long-term convertible notes	1,044,688	690,547	937,877	933,366	782,834
Stockholders’ equity	243,860	156,228	61,589	190,900	509,989

(a)	On January 1, 2016, we adopted Accounting Standards Update (ASU) No. 2015-03 and ASU No. 2015-17 on a retrospective basis. As a result of the adoption of ASU No. 2015-03, debt issuance costs related to our convertible notes that were included in other assets in prior year Consolidated Balance Sheets, are now reflected as a direct deduction from the carrying amount of each respective convertible note. As a result of the adoption of ASU No. 2015-17, deferred tax assets and liabilities, along with any related valuation allowance, that were separately classified as current and noncurrent in prior year Consolidated Balance Sheets, are now all presented as noncurrent. In Consolidated Balance Sheet Data above as of December 31, 2015, 2014, 2013 and 2012, the balances for Working Capital, Total Assets and Long-term Convertible Notes reflect the retrospective application of the new authoritative guidance.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of December 31, 2016.

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

Advertising and Sponsorship.    The WebMD Health Network includes: www.WebMD.com, our primary Website for consumers and related mobile apps; www.Medscape.com, our primary Website for physicians and other healthcare professionals and related mobile apps; and other sites and apps through which we provide our branded health and wellness content, tools and services. Our services for consumers enable them to obtain information on health and wellness topics or on a particular disease or condition, to assess their personal health status, to use online trackers, tools and quizzes, to locate physicians, to receive periodic e-mailed newsletters and alerts on topics of individual interest, and to participate in online communities with peers and experts. Our services for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (which we refer to as CME) credit and communicate with peers. We do not charge any usage, membership or download fees for access to the Websites and mobile apps included in The WebMD Health Network. We generate revenue from The WebMD Health Network primarily through the sale of various types of advertising and sponsorship programs to our clients, which include: pharmaceutical, biotechnology and medical device companies; hospitals, clinics and other healthcare services companies; health insurance providers; consumer products companies whose products or services relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention; and various other businesses, organizations and governmental entities. Advertisers and sponsors use our services to reach, educate and inform target audiences of consumers, physicians and other healthcare professionals. We also generate revenue from advertising sold in WebMD Magazine, a consumer magazine distributed to physician office waiting rooms.

Health Services.    Under the WebMD Health Services brand, we market wellness services and solutions that help employers and health plans improve the health and well-being of their employee and plan participant populations. We host our WebMD Health Services platform for our employer and health plan clients. Our cloud-based online services can be accessed by their employees and plan participants using a computer, a tablet or a smartphone. Our flexible architecture allows us to integrate with the client’s existing programs, websites and intranets. Our services help our clients’ employees and plan participants make informed decisions about health risks and lifestyle choices. Our solutions start with an assessment of individual health and well-being and then work to provide personalized paths for improving or maintaining health. We also offer clients the ability to design team-based and individual wellness challenges that help foster a culture of wellness in the workplace. In addition, our health and wellness coaching programs, available onsite and telephonically and focusing on lifestyle, condition management, weight management and tobacco cessation, help participants make healthier choices to achieve their health and well-being goals. Our WebMD Digital Health AssistantSM offers online, self-directed health coaching which enables participants to set and track wellness goals and follow self-paced personal action plans. We generate Health Services revenue from employer and health plan subscriptions to our WebMD Health Services platform, either directly or through distributor relationships. In addition, clients are charged on a per participant basis for our health and wellness coaching programs.

Information Services.    We generate revenue from the sale of certain information products and services on a stand-alone basis using de-identified data that we license from a small number of third-party data sources, of which the principal source is a license from Change Healthcare to HLTH Corporation (or HLTH), our former parent company. As the successor to HLTH, this license provides us the rights to certain de-identified data from Change Healthcare through early February 2018 for use in the development and commercialization of various information products and services. Customers for these information services include data services, informatics and consulting companies. Our revenue from the products and services that utilize data under the current Change Healthcare license is highly profitable and is reported net of the royalties and commissions that we pay to Change Healthcare or others. We do not expect that the current license agreement with Change Healthcare will continue after February 2018, and expect that if such agreement is renewed or is replaced with new third-party data sources, the terms of any such renewal or replacement license would not be as favorable to us as those in the current agreement. Change Healthcare is in the process of merging with McKesson Corporation and, as a result, discussions around extending our agreement with Change Healthcare have stalled. We are exploring other sources of third-party data and uses of our first party data to generate additional revenue streams, but we are early in that process. Accordingly, we expect that the sales of, and the profits generated by, our information services business will be materially adversely affected by the expiration, in early February 2018, of our license agreement with Change Healthcare.

Background Information on Certain Trends and Developments Affecting Our Business.    Key trends and developments affecting the use of healthcare information services of the types we provide or are developing and our ability to generate revenue from those services include the following:

•

Online Marketing and Education Spending for Healthcare Products.    Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating consumers and physicians about them; however, only a small portion is currently spent on online services. We believe that these companies, which represented approximately 76% of our advertising and sponsorship revenue in 2016, are aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians. In addition, in an effort to improve operating efficiencies, some pharmaceutical companies have been reducing their field sales forces in the past several years.

–

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

–

However, notwithstanding our general expectation for increased future demand, we cannot predict the extent or the pace of any shift by pharmaceutical, biotechnology and medical device companies of their marketing expenditures to online services or to what extent they will choose WebMD to provide such services. In addition, some of our pharmaceutical company customers have experienced patent expirations for certain of their products in the past several years and some are expected to experience patent expirations over the next several years. In the pharmaceutical industry, patent expirations allow for competition from lower-priced generic versions of the patented drugs and generally result in the termination of marketing efforts for the drug and, in certain instances, have resulted in reductions in the overall online advertising budgets for some of our customers.

•

Trends Affecting the Pharmaceutical Industry.    The pharmaceutical industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. The expectations of pharmaceutical companies regarding pending or potential industry developments may affect their budgeting processes and spending plans with respect to services of the types we provide. Since 2016, there has been increasing scrutiny regarding pricing and profitability for pharmaceutical products, which could lead to additional regulation of such pricing or other changes in how those products are distributed and the roles played by various industry participants in that distribution, including significant changes in how drugs are procured for government-funded programs, such as Medicare and Medicaid. Our pharmaceutical company customers are assessing the implications of potential changes for their businesses and we believe that some may, in light of the uncertainty regarding the nature and timing of any such changes, be delaying or deferring deployment of their marketing budgets. We cannot predict the effect that any resulting changes may have on the marketing plans of our customers in future periods or their future use of our services. For additional discussion, see “—Healthcare Reform” below.

•

Healthcare Reform.    Political, economic, regulatory and enforcement influences are subjecting the healthcare industry in the U.S. to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could impact the various healthcare entities with which we do business. In particular, we anticipate that the U.S. Executive Branch, U.S. Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs, particularly given the ongoing scrutiny regarding healthcare pricing in the U.S. generally, and prescription drug pricing specifically. Such policies could limit the prices our advertisers and sponsors charge for their healthcare-related products or services, limit the commercial opportunities of our advertisers and sponsors and negatively impact revenues collected by our advertisers and sponsors. However, the nature and timing of any specific changes is uncertain. Our advertisers and sponsors may, in response to any such changes or the uncertainty regarding potential changes, reduce their expenditures or postpone expenditure decisions, including expenditures for our services, which could have a material adverse effect on our business.

One law with a significant impact on the healthcare industry is the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (which we refer to as the Affordable Care Act). The Affordable Care Act made extensive changes to the system of healthcare insurance and benefits in the U.S. While we do not currently anticipate any significant adverse effects as a direct result of the application of the Affordable Care Act, as currently enacted or as it may be amended, to our business or on our company in its capacity as an employer, we are unable to predict what the indirect impacts will be on WebMD’s business through its effects on other healthcare industry participants, including pharmaceutical and medical device companies that are advertisers and sponsors of The WebMD Health Network and employers and health plans that license our WebMD Health Services platform. Healthcare industry participants may respond to uncertainties created by the potential statutory and regulatory changes to the Affordable Care Act by reducing their expenditures or postponing expenditure decisions, including expenditures for our services.

•

Factors That May Cause Our Advertising and Sponsorship Revenue to Vary from Quarter to Quarter.    Our advertising and sponsorship revenue may vary significantly from quarter to quarter due to a number of other factors, many of which are outside our control, including economic and regulatory conditions generally and those specifically affecting healthcare industry participants, as well as the following:

–	The majority of our advertising and sponsorship commitments are for terms of approximately four to twelve months. We have relatively few longer term advertising and sponsorship commitments.

–

The time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contractual commitment with the advertiser or sponsor for that program, as well as the additional time period before our services are delivered, may be longer than expected, especially for medium-sized and larger contracts, and may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals, including internal approvals relating to compliance with the laws and regulations applicable to the marketing of healthcare products. We have experienced, from time to time in the past, a lengthening of this internal review process by pharmaceutical and biotechnology companies, which has resulted in delays in contracting, as well as delays in recognizing expected revenue under executed contracts, and we cannot predict whether similar delays may occur in future periods.

Additional factors that may affect the timing of contracting for specific programs with advertisers and sponsors, or receipt of revenue under such contracts, include: the timing of FDA approval for new products or for new approved uses for existing products; the timing of FDA approval of generic products that compete with existing brand name products and any increase in the number or significance of such approvals or of withdrawals of products from the market; consolidation of companies in the pharmaceutical and biotechnology industries; the timing of roll-outs of new or enhanced services for The WebMD Health Network; seasonal factors relating to the prevalence of specific health conditions and other seasonal factors that may affect the timing of promotional campaigns for specific products; and the scheduling of conferences for physicians and other healthcare professionals.

•

Other Factors Affecting the Demand for Our Advertising and Sponsorship Services.    Advertiser and sponsor clients of The WebMD Health Network also include companies that provide over-the-counter drugs and other healthcare products, food and beverages, beauty products and other consumer products, particularly for products and services that relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention, as well as clients such as retailers, pharmacies, hospitals, health insurance companies and government agencies. Revenues from these clients are more likely to reflect trends in general economic conditions than revenues from pharmaceutical, biotechnology and medical device companies. Accordingly, revenues from these clients may be subject to significant quarter-to-quarter variations and we may not be able to forecast those variations accurately. Our advertising and sponsorship services are subject to competition from numerous alternatives, including other Internet sites that focus on health-related content, Internet search engines, social media Internet sites, general interest consumer sites and traditional media. Such competition may result in smaller customer commitments or pressure to reduce prices, both of which could reduce our revenues and profit margins.

•

Considerations Regarding Traffic to The WebMD Health Network.    The WebMD Health Network reached an average of approximately 193.4 million unique users per month in 2016 and delivered an aggregate of approximately 16.1 billion page views during 2016, representing a 7% decrease in unique users and a 1% decrease in page views compared to the prior year. Traffic to Medscape properties from physicians averaged approximately 7.9 million physician sessions per month in 2016, an increase of approximately 12% over the prior year. The WebMD Health Network reached an average of approximately 179.5 million unique users per month in the fourth quarter of 2016 and delivered an aggregate of approximately 3.63 billion page views during the quarter, representing an 11% decrease in users and a 9% decrease in page views, when compared to the prior year period. Traffic to Medscape properties from physicians averaged approximately 8.3 million physician sessions per month in the fourth quarter of 2016, an increase of approximately 14% over the prior year period.

–

Starting in the third quarter of 2015, we began to experience slower growth in the overall traffic to The WebMD Health Network than in the prior several years and, in the second half of 2016, the traffic was lower than in the prior year period. In 2016, we saw declines in the number of search referrals we received from Google and this impacted our aggregate traffic. In 2016, 58% of our traffic came from search engines, compared to 66% in the prior year. We offset much of the decline with growth in direct sources of traffic. In 2016, we grew non-search-related traffic by approximately 21% over the prior year.

–

In the fourth quarter of 2016, our advertising and sponsorship revenue grew by 8% over the prior year period, even though the aggregate number of page views delivered by The WebMD Health Network declined by 9%; and, for all of 2016, our advertising and sponsorship revenue grew by 12% over the prior year, even though the aggregate number of pages views delivered declined by 1%. Overall traffic to The WebMD Health Network is not correlated to our advertising and sponsorship revenue, which can continue to grow even when overall traffic is reduced. We create content on specific topics and program various parts of The WebMD Health Network to build and maintain traffic in the areas most important to both our audience and our advertising and sponsorship clients. For example, the total Medscape audience is small compared to the total audience of The WebMD Health Network, but Medscape Websites and mobile apps contributed approximately 60% of our advertising and sponsorship revenue in 2016 because of the high value our clients place on being able to reach the Medscape audience of physicians and other healthcare professionals or to reach targeted portions of that Medscape audience.

•

Advertising and Sponsorship Revenue from Mobile.    We remain focused on delivering a multi-screen platform that engages users on their personal computers, tablet devices and smartphones. While we offer mobile as a stand-alone purchase, our advertising and sponsorship clients are generally interested in reaching a targeted audience, regardless of what device the user is engaging on, and choose multi-platform advertising and sponsorship programs. Of the 3.63 billion page views that we served in the fourth quarter of 2016, 40% was from a U.S. smartphone; 20% was from a US personal computer; 6% was from a U.S. tablet device; and 34% was international. The percentage of our advertising revenue from programs delivered on mobile devices closely approximated our traffic distribution during the year. This includes stand-alone mobile advertising and sponsorship revenue as well as the allocation of multi-platform advertising and sponsorship revenue for the portion delivered on smartphone or tablet. With our significant scale in both desktop and mobile audience engagement and our ability to reach targeted portions of our audience, we believe that The WebMD Health Network is well-positioned to meet the needs of our advertising and sponsorship clients.

•

Social Media and Video Initiatives.    Given the increasing prominence of social networks as important platforms for finding and consuming content, WebMD is working to enable users to more easily discover, share and interact with content from WebMD, not just on our own Websites, but also in other online locations. Some of our initiatives are directed toward the creation of new content offerings that are tailored for specific social networks and platforms. Our strategy to extend our content and brand beyond The WebMD Health Network will, in some cases, allow us to drive people back to WebMD’s sites, where we can monetize that traffic as we do today; in other cases, we may be able to take advantage of new monetization opportunities as we engage with users outside of WebMD’s sites. Another key aspect of these initiatives is to create video content that is both highly engaging and easily sharable across social networks. We are also continuing to develop longer-form video offerings, such as our multi-episode clinical series, Medscape TV, which utilizes nationally recognized thought leaders to discuss important topics in medicine for a physician audience.

•

Trends Affecting Our Services for Employers and Health Plans.    In response to increasing healthcare costs, public and private sector employers and health plans have been changing benefit plan designs to increase deductibles, co-payments and other out-of-pocket costs and taking other steps to motivate employees and plan participants to live healthier lives and use healthcare in a cost-effective manner. In connection with shifting greater responsibility for healthcare costs to employees and plan participants, employers and health plans are making available more health and benefits information and decision- support applications to help their employees and plan participants make informed decisions about treatment options, health risks, lifestyle choices and healthcare providers. Since lifestyle choices, including choices regarding nutrition, exercise and tobacco use, are key drivers of health and can dramatically impact risks for acquiring chronic, costly health conditions, employers and health plans seek to reduce demand for healthcare services by focusing on health and wellness initiatives for their employees and plan participants. We believe that, through our WebMD Health Services platform and related coaching and condition management services, we are well-positioned to play a role in this environment. Our services help employees and plan participants make more informed health and benefit decisions, positively change health behaviors, manage health conditions and lead healthier lives. Our strategy depends, in part, on increasing usage of our services by our employer and health plan clients’ employees and plan participants and being able to demonstrate a sufficient return on investment and other benefits for our clients from those services. Increasing such usage requires us to continue to develop new and updated applications, features and services.

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

Background Information on Certain Significant Developments and Transactions

Exploration of Strategic Alternatives.    On February 16, 2017, we announced that our Board of Directors, working together with our management team and legal and financial advisors, had commenced a process to explore and evaluate potential strategic alternatives focused on maximizing shareholder value. These alternatives could include, among other things, the sale of part or all of our company, a merger with another party or other strategic transaction, or continuing to execute on WebMD’s business plan. Our Board has not set a timetable for this process. There can be no assurance that the exploration of strategic alternatives will result in a transaction.

As described under “—Convertible Notes” below, WebMD has outstanding convertible notes in an aggregate principal amount of $1.06 billion. The effect on the convertible notes of any potential transaction relating to the exploration of strategic alternatives would depend on the specific timing, structure and terms of such transaction, including (among other things) the type and amount of any consideration received, and may also depend on specific information regarding the other party to a transaction, including whether and where its securities are publicly traded. Under the respective indentures applicable to each of the convertible notes, a holder of the convertible notes may, depending on the specific terms of any transaction, have certain rights, such as: the right to require WebMD (or its successor) to repurchase the holders’ convertibles notes at 100% of their principal amount plus accrued interest; the right to an adjustment of the respective conversion rates applicable to the convertible notes; and, in connection with a conversion of notes within a specified period of time, the right to receive additional shares of WebMD Common Stock, above what the holder would be entitled to pursuant to the applicable conversion rate (sometimes referred to as a “make-whole adjustment”). The convertible notes do not permit their holders to vote, as noteholders, on any potential transaction relating to the exploration of strategic alternatives.

Tender Offers.    On September 9, 2014, we completed a tender offer (which we refer to as the 2014 Tender Offer) for our Common Stock and repurchased 2,000,000 shares at a price of $48.50 per share for a total cost of $97,588, which includes $588 of costs directly attributable to the purchase. On December 15, 2016, we completed a tender offer (which we refer to as the 2016 Tender Offer and, collectively with the 2014 Tender Offer, as the Tender Offers) for our Common Stock and repurchased 2,000,000 shares at a price of $55.00 per share for a total cost of $110,413, which includes $413 of costs directly attributable to the purchase. Each of the Tender Offers represented an opportunity for WebMD to return capital to stockholders who elected to tender their shares of WebMD Common Stock, while stockholders who chose not to participate in the Tender Offers automatically increased their relative percentage interest in our company at no additional cost to them.

Stock Repurchases.    During 2014, we repurchased 3,160,070 shares of our Common Stock at an aggregate cost of $128,748 through our stock repurchase program.

During 2015, we repurchased 688,467 shares of our Common Stock at an aggregate cost of $28,406 through our stock repurchase program.

During 2016, we repurchased 456,218 shares of our Common Stock at an aggregate cost of $23,643 through our stock repurchase program. On September 16, 2016, our Board of Directors authorized an increase to our stock repurchase program of $35,198. As of December 31, 2016, $45,611 remained available for repurchases under our stock repurchase program.

Convertible Notes.    On January 11, 2011, we issued $400,000 aggregate principal amount of 2.50% Convertible Notes due 2018 (which we refer to as the 2.50% Notes) in a private offering. Unless previously converted, the 2.50% Notes will mature on January 31, 2018. Net proceeds from the sale of the 2.50% Notes were approximately $387,345, after deducting the related offering expenses, of which approximately $100,000 was used by us to repurchase 1,920,490 shares of WebMD Common Stock at a price of $52.07 per share, the last reported sale price of WebMD Common Stock on January 5, 2011, which repurchase settled on January 11, 2011. Interest on the 2.50% Notes is payable semi-annually on January 31 and July 31 of each year, commencing July 31, 2011. Under the terms of the 2.50% Notes, as adjusted in December 2016 following completion of the 2016 Tender Offer, holders may surrender their 2.50% Notes for conversion into WebMD Common Stock at a conversion rate of 15.5854 shares of WebMD Common Stock per thousand dollars principal amount of the 2.50% Notes. This is equivalent to a conversion price of approximately $64.16 per share of Common Stock. In the aggregate, the 2.50% Notes were convertible into 6,234,160 shares of Common Stock as of December 31, 2016. The conversion rate may be adjusted further under certain circumstances.

On March 14, 2011, we issued $400,000 aggregate principal amount of 2.25% Convertible Notes due 2016 (which we refer to as the 2.25% Notes) in a private offering. The 2.25% Notes matured on March 31, 2016 and the remaining outstanding principal amount of $102,682 was repaid.

On November 26, 2013, we issued $300,000 aggregate principal amount of 1.50% Convertible Notes due 2020 (which we refer to as the 1.50% Notes) in a private offering. Unless previously converted, the 1.50% Notes will mature on December 1, 2020. Net proceeds from the sale of the 1.50% Notes were approximately $291,823, after deducting the related offering expenses. Interest on the 1.50% Notes is payable semi-annually on June 1 and December 1 of each year, commencing June 1, 2014. Under the terms of the 1.50% Notes, as adjusted in December 2016 following completion of the 2016 Tender Offer, holders may surrender their 1.50% Notes for conversion into WebMD Common Stock at a conversion rate of 19.0695 shares of Common Stock per thousand dollars principal amount of the 1.50% Notes. This is equivalent to a conversion price of approximately $52.44 per share of Common Stock. In the aggregate, the 1.50% Notes were convertible into 5,720,850 shares of Common Stock as of December 31, 2016. The conversion rate may be adjusted further under certain circumstances.

On June 1, 2016, we issued $360,000 aggregate principal amount of 2.625% Convertible Notes due 2023 (which we refer to as the 2.625% Notes) in a private offering. Unless previously converted, the 2.625% Notes will mature on June 15, 2023. Net proceeds from the sale of the 2.625% Notes were approximately $350,394, after deducting the related offering expenses. Interest on the 2.625% Notes is payable semi-annually on June 15 and December 15 of each year, commencing December 15, 2016. Under the terms of the 2.625% Notes, as adjusted in December 2016 following completion of the 2016 Tender Offer, holders may surrender their 2.625% Notes for conversion into WebMD Common Stock at a conversion rate of 11.5389 shares of Common Stock per thousand dollars principal amount of the 2.625% Notes. This is equivalent to a conversion price of approximately $86.66 per share of Common Stock. In the aggregate, the 2.625% Notes were convertible into 4,154,004 shares of Common Stock as of December 31, 2016. The conversion rate may be adjusted further under certain circumstances.

Seasonality

The timing of our revenue is affected by seasonal factors. Our advertising and sponsorship revenue is seasonal, primarily due to the annual spending patterns of our advertising and sponsorship clients. This portion of our revenue is usually the lowest in the first quarter of each calendar year, and generally increases during each consecutive quarter throughout the year. Additionally, the timing of revenue in relation to our expenses, many of which do not vary directly with revenue, has an impact on cost of operations, sales and marketing, and general and administrative expenses as a percentage of revenue in each calendar quarter.

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

•

Long-Lived Assets. Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on fair value using exit price and market participant view, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill and indefinite-lived intangible assets, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill and indefinite-lived intangible assets, whenever indicators of impairment are present. We evaluate the carrying value of goodwill and indefinite-lived intangible assets annually, or whenever indicators of impairment are present. We test goodwill for impairment at the reporting unit level only when, after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value. Long-lived assets held for sale are reported at the lower of cost or fair value less cost to sell. There was no impairment of goodwill or indefinite-lived intangible assets in 2016, 2015 or 2014.

•

Stock-Based Compensation. Stock-based compensation expense for all share-based payment awards granted is determined based on the grant date fair value. The grant date fair value for stock options is estimated using the Black-Scholes Option Pricing Model. We recognize these compensation costs net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment awards. As of December 31, 2016, there was approximately $62,194 of unrecognized stock-based compensation expense (net of estimated forfeitures) related to unvested stock options and restricted stock held by employees, which is expected to be recognized over a weighted-average period of approximately 2.7 years, related to our stock-based compensation plans. Effective January 1, 2017, we will adopt ASU No. 2016-09, which will modify the way we account for stock-based compensation. For a more detailed discussion, see “– Recent Accounting Pronouncements – Accounting Pronouncements to Be Adopted in the Future” below.

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

Results of Operations

The following table sets forth our Consolidated Statements of Operations data and expresses that data as a percentage of revenue for the periods presented:

	Years Ended December 31,
	2016		2015		2014
	$	% (a)	$	% (a)	$	% (a)
Revenue	$705,046	100.0	$636,399	100.0	$580,449	100.0
Cost of operations	266,654	37.8	247,311	38.9	224,094	38.6
Sales and marketing	145,962	20.7	138,025	21.7	136,160	23.5
General and administrative	91,141	12.9	91,580	14.4	94,119	16.2
Depreciation and amortization	30,792	4.4	30,521	4.8	29,811	5.1
Interest income	2,545	0.4	51	—	69	—
Interest expense	24,496	3.5	23,123	3.6	24,686	4.3
Loss on convertible notes	—	—	2,058	0.3	—	—
Gain on investments	—	—	139	—	—	—
Other expense	1,712	0.2	4,100	0.6	—	—

Income from continuing operations before income tax provision	146,834	20.8	99,871	15.7	71,648	12.3
Income tax provision	55,530	7.9	35,847	5.6	30,707	5.3

Income from continuing operations	91,304	13.0	64,024	10.1	40,941	7.1
Income from discontinued operations, net of tax	—	—	—	—	1,122	0.2

Net income	$91,304	13.0	$64,024	10.1	$42,063	7.2

(a)	Amounts may not add due to rounding.

Revenue is derived from four groups. The first group is “Advertising and Sponsorship – Biopharma and Medical Device” and consists of advertising and sponsorship revenue from pharmaceutical, biotechnology and medical device clients relating to prescription pharmaceutical products or other regulated devices or products or for sponsoring educational programs. The second category is “Advertising and Sponsorship – OTC, CPG and Other” and consists of advertising and sponsorship revenue relating to non-Rx or over-the-counter medications and other healthcare products, food and beverages, beauty products and other consumer products, as well as revenue from clients such as retailers, pharmacies, hospitals, health insurance companies and government agencies and market research companies where we provide physician recruitment services. The combined revenue of the first two groups is sometimes referred to as “Advertising and Sponsorship” revenue. The third group is “Health Services” (which we previously referred to as “Private Portal Services”) and consists of revenue from employers and health plans for subscriptions to our WebMD Health Services platform and related services, including health coaching and condition management services. The change in the name of this group to “Health Services” does not reflect any change in the source of the revenue included in this group from prior periods. The fourth group is “Information Services” and consists of revenue from the sale of stand-alone information and data products.

Cost of operations consists of salaries and related expenses, and non-cash stock-based compensation expense related to providing and distributing services and products we provide to customers and costs associated with the operation and maintenance of our Websites, mobile applications and our WebMD Health Services platform. Cost of operations also consists of editorial and production costs, Website operations costs, non-capitalized Website development costs, costs we pay to our distribution partners, costs associated with our health and condition management programs and personalized health coaching services, and costs related to the production and distribution of our publications, including costs related to creating and licensing content, telecommunications, leased properties and printing and distribution.

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

The following table is a summary of our non-cash expenses included in the respective statements of operations captions.

	Years Ended December 31,
	2016	2015	2014
Stock-based compensation expense included in:
Cost of operations	$5,216	$5,217	$5,940
Sales and marketing	5,942	7,290	7,221
General and administrative	18,171	21,236	19,385

Total stock-based compensation expense	$29,329	$33,743	$32,546

2016 and 2015

The following discussion is a comparison of our results of operations for the year ended December 31, 2016 to the year ended December 31, 2015.

Revenue. Our total revenue increased 10.8% to $705,046 in 2016 from $636,399 in 2015. The increase was due to an increase in advertising and sponsorship revenue of $62,248, an increase in health services revenue of $3,496 and an increase in information services revenue of $2,903. A more detailed discussion regarding changes in these revenue groupings is included below under “–Supplemental Financial and Operating Information.”

Cost of Operations. Cost of operations was $266,654 in 2016, compared to $247,311 in 2015. Our cost of operations represented 37.8% of revenue in 2016, compared to 38.9% of revenue in 2015. Included in cost of operations were non-cash expenses related to stock-based compensation of $5,216 in 2016, compared to $5,217 in 2015.

Cost of operations, excluding the non-cash stock-based compensation expense discussed above, was $261,438, or 37.1% of revenue in 2016, compared to $242,094, or 38.0% of revenue in 2015. The increase in absolute dollars in 2016, compared to 2015, was primarily attributable to the increased expense associated with the delivery of our advertising and sponsorship programs and the operations of our Websites. The decrease as a percentage of revenue, both with and without the non-cash expenses discussed above, for 2016 compared to 2015, was primarily due to the increase in our revenue of 10.8% without a commensurate increase in cost of operations expenses as many of these expenses are fixed in nature.

Sales and Marketing. Sales and marketing expense was $145,962 in 2016, compared to $138,025 in 2015. Our sales and marketing expense represented 20.7% of revenue in 2016, compared to 21.7% of revenue in 2015. Included in sales and marketing expense were non-cash expenses related to stock-based compensation of $5,942 in 2016, compared to $7,290 in 2015.

Sales and marketing expense, excluding the non-cash stock-based compensation expense discussed above, was $140,020, or 19.9% of revenue, in 2016, compared to $130,735, or 20.5% of revenue, in 2015. The decrease as a percentage of revenue, both with and without the non-cash expenses discussed above, for 2016 compared to 2015, was primarily due to the increase in our revenue of 10.8% without a commensurate increase in our sales and marketing expenses as certain of these expenses are fixed in nature.

General and Administrative. General and administrative expense was $91,141 in 2016, compared to $91,580 in 2015. Our general and administrative expenses represented 12.9% of revenue in 2016, compared to 14.4% of revenue in 2015. Included in general and administrative expense was non-cash stock-based compensation expense of $18,171 in 2016, compared to $21,236 in 2015. The decrease in non-cash stock-based compensation expense in 2016, compared to 2015, was primarily due to the net reversal of $2,394 of stock-based compensation expense recorded in prior periods for stock-based awards that were forfeited by our former Chief Executive Officer and our former Chief Financial Officer upon their termination of employment in September 2016.

General and administrative expense, excluding the non-cash stock-based compensation expense discussed above, was $72,970, or 10.3% of revenue, in 2016, compared to $70,344, or 11.1% of revenue in 2015. The decrease in general and administrative expense as a percentage of revenue, both with and without the non-cash expenses discussed above, for 2016 compared to 2015, was primarily due to the increase in our revenue of 10.8% without a commensurate increase in our general and administrative expenses as many of these expenses are fixed in nature.

Depreciation and Amortization. Depreciation and amortization expense was $30,792, or 4.4% of revenue in 2016, compared to $30,521, or 4.8% of revenue in 2015.

Interest Income. Interest income was $2,545 in 2016 and $51 in 2015. The increase resulted from higher average rates of return on our investments, investments we made in U.S. Treasury securities in 2016, as well as higher average investment balances during 2016 due to the net proceeds from the issuance of our 2.625% Notes on June 1, 2016.

Interest Expense. Interest expense was $24,496 in 2016 compared to $23,123 in 2015. These amounts included non-cash interest expense, related to the amortization of the debt issuance costs for our convertible notes, of $3,906 and $4,172 for 2016 and 2015, respectively. The increase in interest expense for 2016, compared to 2015, was primarily due to the issuance of $360,000 principal amount of our 2.625% Notes on June 1, 2016.

Loss on Convertible Notes. During 2015, we recorded a loss on convertible notes of $2,058 related to the repurchase of $149,550 principal amount of our 2.25% Notes.

Gain on Investments. Gain on investments of $139 for 2015 represents the gain from the sale of a portion of our investment in an equity security.

Other Expense. Other expense of $1,712 for 2016 represents cash severance and related expenses in connection with the termination of employment of our former Chief Executive Officer and our former Chief Financial Officer in September 2016. Other expense of $4,100 for 2015 represents a charge related to the resolution of a patent infringement claim made against us by International Business Machines Corporation.

Income Tax Provision. The income tax provision of $55,530 in 2016 related to pre-tax income of $146,834, compared to the income tax provision of $35,847 in 2015, which related to pre-tax income of $99,871. The income tax provision represented 37.8% and 35.9% of pre-tax income in 2016 and 2015, respectively. The effective tax rate was lower than our statutory tax rate for 2015 as the income tax provision included a non-cash income tax benefit of $4,724 due to the reversal of an income tax valuation allowance. This benefit reflects a correcting adjustment, made in the quarter ended June 30, 2015, to the income tax valuation allowance originally recorded during the year ended December 31, 2012, which increased our net loss in that year.

Net Income. Net income was $91,304 in 2016, compared to $64,024 in 2015. As a percentage of revenue, net income was 13.0% of revenue in 2016, compared to 10.1% of revenue in 2015. The increase as a percentage of revenue was primarily due to the higher revenue in 2016. Many of our expenses are fixed in nature and do not vary directly with revenue and, accordingly, our net income as a percentage of revenue will fluctuate primarily as a result of changes in our revenue.

2015 and 2014

The following discussion is a comparison of our results of operations for the year ended December 31, 2015 to the year ended December 31, 2014.

Revenue. Our total revenue increased 9.6% to $636,399 in 2015 from $580,449 in 2014. The increase was due to an increase in advertising and sponsorship revenue of $45,060, an increase in health services revenue of

$7,259 and an increase in information services revenue of $3,631. A more detailed discussion regarding changes in these revenue groupings is included below under “– Supplemental Financial and Operating Information.”

Cost of Operations. Cost of operations was $247,311 in 2015, compared to $224,094 in 2014. Our cost of operations represented 38.9% of revenue in 2015, compared to 38.6% of revenue in 2014. Included in cost of operations were non-cash expenses related to stock-based compensation of $5,217 in 2015, compared to $5,940 in 2014.

Cost of operations, excluding the non-cash stock-based compensation expense discussed above, was $242,094, or 38.0% of revenue in 2015, compared to $218,154, or 37.6% of revenue in 2014. The increase in absolute dollars in 2015, compared to 2014, was primarily attributable to the increased expense associated with the delivery of our advertising and sponsorship programs and the operations of our Websites, as well as the increased expense attributable to the timing of certain discretionary services delivered to our health services clients during 2015.

Sales and Marketing. Sales and marketing expense was $138,025 in 2015, compared to $136,160 in 2014. Our sales and marketing expense represented 21.7% of revenue in 2015, compared to 23.5% of revenue in 2014. Included in sales and marketing expense were non-cash expenses related to stock-based compensation of $7,290 in 2015, compared to $7,221 in 2014.

Sales and marketing expense, excluding the non-cash expenses discussed above, was $130,735, or 20.5% of revenue, in 2015, compared to $128,939, or 22.2% of revenue, in 2014. The decrease as a percentage of revenue, both with and without the non-cash expenses discussed above, for 2015 compared to 2014, was primarily due to the increase in our revenue of 9.6% without a commensurate increase in our sales and marketing expenses as certain of these expenses are fixed in nature.

General and Administrative. General and administrative expense was $91,580 in 2015, compared to $94,119 in 2014. Our general and administrative expenses represented 14.4% of revenue in 2015, compared to 16.2% of revenue in 2014. Included in general and administrative expense was non-cash stock-based compensation expense of $21,236 in 2015, compared to $19,385 in 2014.

General and administrative expense, excluding the non-cash stock-based compensation expense discussed above, was $70,344, or 11.1% of revenue, in 2015, compared to $74,734, or 12.9% of revenue in 2014. The decrease in general and administrative expense as a percentage of revenue, both with and without the non-cash expenses discussed above, for 2015 compared to 2014, was primarily due to the increase in our revenue of 9.6% without a commensurate increase in our general and administrative expenses as many of these expenses are fixed in nature.

Depreciation and Amortization. Depreciation and amortization expense was $30,521, or 4.8% of revenue in 2015, compared to $29,811, or 5.1% of revenue in 2014.

Interest Income. Interest income was $51 in 2015, which was relatively consistent when compared to $69 in 2014.

Interest Expense. Interest expense was $23,123 in 2015 compared to $24,686 in 2014. These amounts included non-cash interest expense, related to the amortization of the debt issuance costs for our convertible notes, of $4,172 and $4,511 for 2015 and 2014, respectively. The decrease in interest expense for 2015 compared to 2014, was due to the repurchase of $149,550 principal amount of our 2.25% Notes during 2015.

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

Income Tax Provision. The income tax provision of $35,847 in 2015 related to pre-tax income of $99,871, compared to the income tax provision of $30,707 in 2014, which related to pre-tax income of $71,648. The income tax provision represented 35.9% and 42.9% of pre-tax income in 2015 and 2014, respectively. The effective tax rate was lower than our statutory tax rate for 2015 as the income tax provision included a non-cash income tax benefit of $4,724 due to the reversal of an income tax valuation allowance. This benefit reflects a correcting adjustment, made in the quarter ended June 30, 2015, to the income tax valuation allowance originally recorded during the year ended December 31, 2012, which increased our net loss in that year. The effective tax rate exceeded our statutory tax rate for 2014 as a result of certain expenses that are non-deductible for income tax purposes.

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

Net Income. Net income was $64,024 in 2015, compared to $42,063 in 2014. As a percentage of revenue, net income was 10.1% of revenue in 2015, compared to 7.2% of revenue in 2014. The increase as a percentage of revenue was primarily due to the higher revenue in 2015. Many of our expenses are fixed in nature and do not vary directly with revenue and, accordingly, our net income as a percentage of revenue will fluctuate primarily as a result of changes in our revenue.

Supplemental Financial and Operating Information

The following table and the discussion that follows present information for groups of revenue based on similar services we provide, as well as information related to a non-GAAP performance measure that we use to monitor the performance of our business and which we refer to as “Earnings before interest, taxes, non-cash and other items” or “Adjusted EBITDA.” Due to the fact that Adjusted EBITDA is a non-GAAP measure, we have also included a reconciliation from net income to Adjusted EBITDA.

	Years Ended December 31,
	2016	2015	2014
Revenue
Advertising and sponsorship
Biopharma and medical device	$428,519	$371,220	$329,329
OTC, CPG and other	132,754	127,805	124,636

	561,273	499,025	453,965
Health services	113,937	110,441	103,182
Information services	29,836	26,933	23,302

	$705,046	$636,399	$580,449

Income from continuing operations	$91,304	$64,024	$40,941
Income from discontinued operations, net of tax	—	—	1,122

Net income	$91,304	$64,024	$42,063

Interest, taxes, non-cash and other items
Income from discontinued operations, net of tax	—	—	(1,122)
Interest income	(2,545)	(51)	(69)
Interest expense	24,496	23,123	24,686
Income tax provision	55,530	35,847	30,707
Depreciation and amortization	30,792	30,521	29,811
Non-cash stock-based compensation	29,329	33,743	32,546
Loss on convertible notes	—	2,058	—
Gain on investments	—	(139)	—
Other expense	1,712	4,100	—

Earnings before interest, taxes, non-cash and other items (Adjusted EBITDA)	$230,618	$193,226	$158,622

2016 and 2015

The following is a discussion of the results of operations for our groups of revenue and our Adjusted EBITDA for the year ended December 31, 2016, as compared to the year ended December 31, 2015.

Advertising and Sponsorship. Advertising and sponsorship revenue was $561,273 in 2016, an increase of $62,248, or 12.5%, from 2015. The increase in revenue was primarily attributable to the increased adoption of our advertising and sponsorship offerings by biopharma and medical device companies, as well as our OTC, CPG and other customers, which represented increases of $57,299 and $4,949, respectively. In general, pricing remained relatively stable for our advertising and sponsorship offerings and was not a significant source of the revenue increase. For a more detailed discussion, see “– Introduction – Background Information on Certain Trends and Developments Affecting Our Business.”

Health Services. Health services revenue was $113,937 in 2016, an increase of $3,496, or 3.2%, from 2015. This slight increase in revenue was primarily attributable to an increase in the services provided. In general, pricing remained relatively stable for our WebMD Health Services platform and related services and was not a significant source of the revenue increase. The number of customers using our WebMD Health Services platform at December 31, 2016 was 84, compared to 91 customers using our WebMD Health Services platform at December 31, 2015.

Information Services. Information services revenue was $29,836 in 2016, an increase of $2,903, or 10.8%, from 2015. This increase was attributable to an increase in the rates charged for our information services and an increase in the number of customers licensing our information services.

Adjusted EBITDA. Adjusted EBITDA increased to $230,618 in 2016 compared to $193,226 in 2015. As a percentage of revenue, Adjusted EBITDA was 32.7% of revenue in 2016, compared to 30.4% of revenue in 2015. This increase as a percentage of revenue was primarily due to higher revenue in 2016. Many of our expenses are fixed in nature and do not vary directly with revenue, and accordingly, our Adjusted EBITDA as a percentage of revenue has fluctuated primarily as a result of changes in our revenue.

2015 and 2014

The following is a discussion of the results of operations for our groups of revenue and our Adjusted EBITDA for the year ended December 31, 2015, as compared to the year ended December 31, 2014.

Advertising and Sponsorship. Advertising and sponsorship revenue was $499,025 in 2015, an increase of $45,060, or 9.9%, from 2014. The increase in revenue was primarily attributable to the increased adoption of our advertising and sponsorship offerings by biopharma and medical device companies as well as our OTC, CPG and other customers, which represented increases of $41,891 and $3,169, respectively. In general, pricing remained relatively stable for our advertising and sponsorship offerings and was not a significant source of the revenue increase.

Health Services. Health services revenue was $110,441 in 2015, an increase of $7,259, or 7.0%, from 2014. This increase was primarily attributable to an increase in the services delivered during 2015 for certain client programs. In general, pricing remained relatively stable for our WebMD Health Services platform and related services and was not a significant source of the revenue increase. The number of customers using our WebMD Health Services platform at December 31, 2015 was 91, compared to 102 customers using our WebMD Health Services platform at December 31, 2014.

Information Services. Information services revenue was $26,933 in 2015, an increase of $3,631, or 15.6%, from 2014. This increase was attributable to an increase in the rates charged to our customers for our information services and an increase in the number of customers licensing our information services.

Adjusted EBITDA. Adjusted EBITDA increased to $193,226 in 2015 compared to $158,622 in 2014. As a percentage of revenue, Adjusted EBITDA was 30.4% of revenue in 2015, compared to 27.3% of revenue in 2014. This increase as a percentage of revenue was primarily due to higher revenue in 2015. Many of our expenses are fixed in nature and do not vary directly with revenue, and accordingly, our Adjusted EBITDA as a percentage of revenue has fluctuated primarily as a result of changes in our revenue.

* * * *

Explanatory Note Regarding Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure and should be viewed as supplemental to, and not as an alternative for, “income (loss) from continuing operations” or “net income (loss)” calculated in accordance with GAAP. Our management uses Adjusted EBITDA as an additional measure of performance for purposes of business decision-making, including developing budgets, managing expenditures, and evaluating potential acquisitions or divestitures. Period-to-period comparisons of Adjusted EBITDA help our management identify additional trends in financial results that may not be shown solely by period-to-period comparisons of income (loss) from continuing operations or net income (loss). In addition, we may use Adjusted EBITDA in the incentive compensation programs applicable to some of our employees in order to evaluate our company’s performance. We believe that the presentation of Adjusted EBITDA is useful to investors in their analysis of our results for reasons similar to the reasons why our management finds it useful and because it helps facilitate investor understanding of decisions made by our management in light of the performance metrics used in making those decisions. In addition, we believe that providing Adjusted EBITDA, together with a reconciliation of income (loss) from continuing operations or net income (loss) to Adjusted EBITDA helps investors make comparisons between us and other companies that may have different capital structures, different effective income tax rates and tax attributes, different capitalized asset values and/or different forms of employee compensation. Please see the “Explanation of Non-GAAP Financial Measures” filed as Exhibit 99.1 to this Annual Report for additional background information regarding our use of Adjusted EBITDA. Exhibit 99.1 is incorporated in this MD&A by reference.

Liquidity and Capital Resources

Cash Flows

As of December 31, 2016, we had $492,424 of cash and cash equivalents, investments of $498,500 and working capital of $1,001,765. Our operating cash flows are affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, the timing of interest payments related to our convertible notes and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities in 2016 was $161,153, which related to net income of $91,304, adjusted for a non-cash income tax provision of $1,083 related to deferred income taxes, and other non-cash expenses of $64,027, which include depreciation and amortization expense, non-cash interest expense and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities increased operating cash flow by $4,739, primarily due to a decrease in prepaid expenses and other assets of $4,039, an increase in accrued expenses and other long-term liabilities of $3,246 and an increase in deferred revenue of $2,595, which were offset by an increase in accounts receivable of $5,141.

Cash provided by operating activities in 2015 was $107,563, which related to net income of $64,024, adjusted for a loss on convertible notes of $2,058, a gain on investments of $139, a non-cash income tax benefit of $7,713 related to deferred income taxes, and other non-cash expenses of $68,436, which include depreciation and amortization expense, non-cash interest expense and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities decreased operating cash flow by $19,103, primarily due to an increase in accounts receivable of $37,507 and an increase in prepaid expenses and other assets of $4,132, which were offset by an increase in accrued expenses and other long-term liabilities of $9,606 and an increase in deferred revenue of $12,930.

Cash used in investing activities was $525,518 in 2016, compared to $48,233 in 2015. In 2016, we used $1,446,410 in cash to purchase short-term investments. During 2016 and 2015, we received $948,078 and $139, respectively, in cash proceeds from the maturities and sales of our investments. We used $29,785 in connection with purchases of property and equipment in 2016, compared to $48,372 of property and equipment purchases in

2015, which included approximately $8,000 and $28,000, respectively, related to the relocation and expansion of our corporate offices. Also included in investing activities in 2016 was the receipt of $2,599 related to the partial redemption of a cost-method investment.

Cash provided by financing activities was $215,624 in 2016, compared to cash used in financing activities of $124,941 in 2015. Cash provided by financing activities in 2016 primarily related to the issuance of $360,000 principal amount of our 2.625% Notes for which we received $350,394 in net proceeds, after deducting the related issuance costs. In 2016, we used cash of $102,682 to repay our 2.25% Notes which matured on March 31, 2016 and we used cash of $151,038 in 2015 to repurchase a portion of our 2.25% Notes. During 2016, we used cash of $110,413 to repurchase shares of our Common Stock through the 2016 Tender Offer. We used cash of $23,643 in 2016 and $28,406 in 2015 to repurchase shares of our Common Stock through our authorized stock repurchase program. During 2016 and 2015, we received cash proceeds of $65,309 and $21,939, respectively, related to the exercise of stock options, and used cash of $17,599 and $6,438, respectively, for withholding taxes due on stock-based awards. Also included in cash flows from financing activities in 2016 and 2015 were excess tax benefits on stock-based awards of $54,258 and $39,002, respectively.

Contractual Obligations and Commitments

The following table summarizes our principal commitments as of December 31, 2016 for future specified contractual obligations, as well as the estimated timing of the cash payments associated with these obligations. Management’s estimates of the timing of future cash flows are largely based on historical experience, and accordingly, actual timing of cash flows may vary from these estimates.

	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Leases (a)	$92,773	$15,507	$29,159	$27,801	$20,306
2.50% Notes due 2018 (b)	$410,833	$10,000	$400,833	$—	$—
1.50% Notes due 2020 (b)	$317,625	$4,500	$9,000	$304,125	$—
2.625% Notes due 2023 (b)	$421,031	$9,450	$18,900	$18,900	$373,781

(a)	Represents leases of office facilities and data centers
(b)	Amounts include contractual interest payments

The above table excludes $15,516 of uncertain tax positions, including interest and penalties, as we are unable to reasonably estimate the timing of the settlement of these items. See Note 11, “Income Taxes” located in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Outlook on Future Liquidity

As of December 31, 2016, we had $991 million in investments and cash and cash equivalents.

Potential future uses of cash include repurchases of our Common Stock, payments related to the January 2018 maturity of our 2.50% Notes and our anticipated 2017 capital expenditure requirements. Our capital expenditure requirements for 2017, which we estimate to be approximately $25 million to $30 million, primarily relate to improvements that will be deployed across our Websites in order to enable us to service future growth in unique users and page views, as well as to create new sponsorship areas for our customers, and to improve the systems used to provide our WebMD Health Services platform.

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

Recent Accounting Pronouncements

Accounting Pronouncements Adopted During 2016

In June 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The revised guidance was effective for us beginning in the quarter ended March 31, 2016. The adoption of the revised guidance did not have any impact on our consolidated financial statements as we did not have any share-based awards with performance targets outstanding at the time of the adoption.

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

Accounting Pronouncements to Be Adopted in the Future

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the revised guidance requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU No. 2014-09 by one year. As a result, the revised guidance is effective for us beginning in the quarter ending March 31, 2018. Early adoption is permitted, but not before the original effective date of the guidance. The revised guidance is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. In March, April, May and December 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, respectively. ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20 provide supplemental adoption guidance and clarification to ASU No. 2014-09, and must be adopted concurrently with the adoption of ASU No. 2014-09. We expect that we will adopt the revised guidance under the modified retrospective method; however, we have not yet determined the impact the revised guidance will have on our consolidated financial statements in periods following adoption.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The revised guidance is effective for us beginning in the quarter ending March 31, 2017. When we adopt ASU No. 2016-09 in the quarter ending March 31, 2017, excess tax benefits and deficiencies generated when stock awards vest or settle will no longer be recognized in equity but will instead be recognized as a reduction or increase to the income tax provision, cash flows related to excess tax benefits will be required to be presented as an operating activity rather than a financing activity in the statement of cash flows, and net operating losses related to excess tax benefits will be recognized on the balance sheet. Additionally, we also expect to account for forfeitures of stock awards as they occur, rather than estimate expected forfeitures.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The revised guidance is effective for us beginning in the quarter ending March 31, 2018, with early adoption permitted, and must be applied retrospectively to all periods presented. We have not yet determined the impact the revised guidance will have on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The revised guidance must be applied using a retrospective transition method to each period presented and is effective for us beginning in the quarter ending March 31, 2018. We have not yet determined the impact the revised guidance will have on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business by providing a more robust framework to use in determining when a set of assets and activities is a business. The revised guidance is effective for us beginning in the quarter ending March 31, 2018. We have not yet determined the impact the revised guidance will have on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates step 2 from the goodwill impairment test. The revised guidance must be applied on a prospective basis and is effective for us beginning in the quarter ending March 31, 2020, with early adoption permitted on January 1, 2017. We have not yet determined the impact the revised guidance will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal and maintain adequate liquidity.

The value of our cash and cash equivalents, which was $492.4 million at December 31, 2016, is not subject to changes in interest rates. The value of our investments, which was $498.5 million at December 31, 2016, is subject to changes in interest rates; however, due to the short-term nature of these investments, any changes are not expected to be material.

The 2.50% Notes, the 1.50% Notes and the 2.625% Notes have fixed interest rates; therefore, changes in interest rates will not impact our results of operations or financial position.

Exchange Rate Sensitivity

Substantially all of our revenues and expenses are denominated in United States dollars; however, a portion of the revenue from our international operations was contracted in foreign currencies. The impact of changes in exchange rates for each of the three years in the period ended December 31, 2016 has been reflected in our results of operations and was not material, and future changes in exchange rates are not expected to have a material impact on our results of operations or financial position.

Item 8.	Financial Statements and Supplementary Data

Financial Statements

Our financial statements required by this item are contained on pages F-1 through F-40 of this Annual Report on Form 10-K. See Item 15(a)(1) for a listing of financial statements provided.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of December 31, 2016.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and Chief Financial Officer, concluded that there were no changes in WebMD’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting, except for the upgrading of our General Ledger Accounting System to a newer version: Microsoft Dynamics Great Plains 2015. In connection with the upgrade, certain controls and procedures of WebMD were changed. These changes were not in response to any identified deficiency or weakness in WebMD’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March, 2017.

WEBMD HEALTH CORP.

By:	/S/ BLAKE DESIMONE
Blake DeSimone
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ STEVEN L. ZATZ, M.D. Steven L. Zatz, M.D.	Chief Executive Officer and Director (principal executive officer)	March 1, 2017

/S/ BLAKE DESIMONE Blake DeSimone	Chief Financial Officer (principal financial and accounting officer)	March 1, 2017

/S/ MARK J. ADLER, M.D. Mark J. Adler, M.D.	Director	March 1, 2017

/S/ IAN G. BANWELL Ian G. Banwell	Director	March 1, 2017

/S/ NEIL F. DIMICK Neil F. Dimick	Director	March 1, 2017

/S/ JAMES V. MANNING James V. Manning	Director	March 1, 2017

/S/ WILLIAM J. MARINO William J. Marino	Director	March 1, 2017

/S/ JOSEPH E. SMITH Joseph E. Smith	Director	March 1, 2017

/S/ STANLEY S. TROTMAN, JR. Stanley S. Trotman, Jr.	Director	March 1, 2017

/S/ KRISTIINA VUORI, M.D. Kristiina Vuori, M.D.	Director	March 1, 2017

/S/ MARTIN J. WYGOD Martin J. Wygod	Director	March 1, 2017

WEBMD HEALTH CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
Historical Financial Statements:
Report of Management on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3
Report of Independent Registered Public Accounting Firm	F-4
Consolidated Balance Sheets as of December 31, 2016 and 2015	F-5
Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014	F-6
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014	F-7
Consolidated Statements of Equity for the Years Ended December 31, 2016, 2015 and 2014	F-8
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014	F-9
Notes to Consolidated Financial Statements	F-10
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

WebMD management assessed the effectiveness of WebMD’s internal control over financial reporting as of December 31, 2016. In making this assessment, WebMD management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that assessment and those criteria, WebMD management concluded that WebMD maintained effective internal control over financial reporting as of December 31, 2016.

Ernst & Young LLP, the independent registered public accounting firm that audited and reported on the Company’s consolidated financial statements as of December 31, 2016 and 2015 and for each of the three years in the period ended December 31, 2016, has audited the Company’s internal control over financial reporting as of December 31, 2016, as stated in their report which appears on page F-3.

March 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of WebMD Health Corp.

We have audited WebMD Health Corp.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). WebMD Health Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, WebMD Health Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WebMD Health Corp. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2016 of WebMD Health Corp. and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of WebMD Health Corp.

We have audited the accompanying consolidated balance sheets of WebMD Health Corp. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WebMD Health Corp. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WebMD Health Corp.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 1, 2017

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$492,424	$641,165
Accounts receivable, net of allowance for doubtful accounts of $1,532 at December 31, 2016 and $1,040 at December 31, 2015	179,454	174,313
Investments	498,500	—
Prepaid expenses and other current assets	15,294	18,998

Total current assets	1,185,672	834,476
Property and equipment, net	83,296	81,027
Goodwill	202,980	202,980
Intangible assets, net	7,774	10,894
Deferred tax assets, net	14,544	15,694
Other assets	6,920	10,852

TOTAL ASSETS	$1,501,186	$1,155,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$78,597	$80,664
Deferred revenue	105,310	102,715
2.25% convertible notes due 2016, net	—	102,523

Total current liabilities	183,907	285,902
2.50% convertible notes due 2018, net	398,066	396,281
1.50% convertible notes due 2020, net	295,432	294,266
2.625% convertible notes due 2023, net	351,190	—
Other long-term liabilities	28,731	23,246
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 650,000,000 shares authorized; 57,437,992 shares issued at December 31, 2016 and December 31, 2015	574	574
Additional paid-in capital	9,303,783	9,238,444
Treasury stock, at cost; 20,698,568 shares at December 31, 2016 and 20,621,216 shares at December 31, 2015	(747,225)	(678,069)
Accumulated other comprehensive income	502	357
Accumulated deficit	(8,313,774)	(8,405,078)

Stockholders’ equity	243,860	156,228

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,501,186	$1,155,923

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Revenue	$705,046	$636,399	$580,449
Cost of operations	266,654	247,311	224,094
Sales and marketing	145,962	138,025	136,160
General and administrative	91,141	91,580	94,119
Depreciation and amortization	30,792	30,521	29,811
Interest income	2,545	51	69
Interest expense	24,496	23,123	24,686
Loss on convertible notes	—	2,058	—
Gain on investments	—	139	—
Other expense	1,712	4,100	—

Income from continuing operations before income tax provision	146,834	99,871	71,648
Income tax provision	55,530	35,847	30,707

Income from continuing operations	91,304	64,024	40,941
Income from discontinued operations, net of tax	—	—	1,122

Net income	$91,304	$64,024	$42,063

Basic income per common share:
Income from continuing operations	$2.41	$1.75	$1.08
Income from discontinued operations	—	—	0.03

Net income	$2.41	$1.75	$1.11

Diluted income per common share:
Income from continuing operations	$1.97	$1.48	$0.97
Income from discontinued operations	—	—	0.03

Net income	$1.97	$1.48	$1.00

Weighted-average shares outstanding used in computing per share amounts:
Basic	37,854	36,600	37,869

Diluted	54,179	52,653	45,614

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2016	2015	2014
Net income	$91,304	$64,024	$42,063
Other comprehensive income (loss), net of tax:
Unrealized gains (losses), net of tax	145	(619)	976

Total other comprehensive income (loss), net of tax	145	(619)	976

Comprehensive income	$91,449	$63,405	$43,039

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

`	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2013	57,437,992	$574	$9,273,712	18,281,498	$(572,221)	$—	$(8,511,165)	$190,900
Net income	—	—	—	—	—	—	42,063	42,063
Other comprehensive income, net of tax	—	—	—	—	—	976	—	976
Issuance of stock for option exercises and other issuances	—	—	(105,382)	(2,356,573)	112,898	—	—	7,516
Tax benefit realized from issuances of common stock	—	—	14,239	—	—	—	—	14,239
Stock-based compensation expense	—	—	32,231	—	—	—	—	32,231
Repurchase of shares through tender offers	—	—	—	2,000,000	(97,588)	—	—	(97,588)
Purchases of treasury stock	—	—	—	3,160,070	(128,748)	—	—	(128,748)

Balances at December 31, 2014	57,437,992	574	9,214,800	21,084,995	(685,659)	976	(8,469,102)	61,589
Net income	—	—	—	—	—	—	64,024	64,024
Other comprehensive loss, net of tax	—	—	—	—	—	(619)	—	(619)
Issuance of stock for option exercises and other issuances	—	—	(19,135)	(1,152,246)	35,996	—	—	16,861
Tax benefit realized from issuances of common stock	—	—	39,002	—	—	—	—	39,002
Correcting adjustment to prior years’ tax benefits realized from issuances of common stock	—	—	(29,499)	—	—	—	—	(29,499)
Stock-based compensation expense	—	—	33,276	—	—	—	—	33,276
Purchases of treasury stock	—	—	—	688,467	(28,406)	—	—	(28,406)

Balances at December 31, 2015	57,437,992	574	9,238,444	20,621,216	(678,069)	357	(8,405,078)	156,228
Net income	—	—	—	—	—	—	91,304	91,304
Other comprehensive income, net of tax	—	—	—	—	—	145	—	145
Issuance of stock for option exercises and other issuances	—	—	(17,781)	(2,378,866)	64,900	—	—	47,119
Tax benefit realized from issuances of common stock	—	—	54,258	—	—	—	—	54,258
Stock-based compensation expense	—	—	28,862	—	—	—	—	28,862
Repurchase of shares through tender offers	—	—	—	2,000,000	(110,413)	—	—	(110,413)
Purchases of treasury stock	—	—	—	456,218	(23,643)	—	—	(23,643)

Balances at December 31, 2016	57,437,992	$574	$9,303,783	20,698,568	$(747,225)	$502	$(8,313,774)	$243,860

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$91,304	$64,024	$42,063
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	—	(1,122)
Depreciation and amortization	30,792	30,521	29,811
Non-cash interest, net	3,906	4,172	4,511
Non-cash stock-based compensation	29,329	33,743	32,546
Deferred income taxes	1,083	(7,713)	14,717
Loss on convertible notes	—	2,058	—
Gain on investments	—	(139)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,141)	(37,507)	(12,574)
Prepaid expenses and other, net	4,039	(4,132)	(673)
Accrued expenses and other long-term liabilities	3,246	9,606	(380)
Deferred revenue	2,595	12,930	4,637

Net cash provided by continuing operations	161,153	107,563	113,536
Net cash used in discontinued operations	—	—	(384)

Net cash provided by operating activities	161,153	107,563	113,152
Cash flows from investing activities:
Purchases of property and equipment	(29,785)	(48,372)	(23,194)
Purchases of investments	(1,446,410)	—	—
Maturities and sales of investments	948,078	139	—
Partial redemption of cost-method investment	2,599	—	—
Cash paid in business combination	—	—	(3,182)

Net cash used in investing activities	(525,518)	(48,233)	(26,376)
Cash flows from financing activities:
Proceeds from exercise of stock options	65,309	21,939	40,602
Cash used for withholding taxes due on stock-based awards	(17,599)	(6,438)	(33,385)
Net proceeds from issuance of convertible notes	350,394	—	—
Maturity and repurchases of convertible notes	(102,682)	(151,038)	—
Repurchase of shares through tender offers	(110,413)	—	(97,588)
Purchases of treasury stock	(23,643)	(28,406)	(128,748)
Excess tax benefit on stock-based awards	54,258	39,002	14,239

Net cash provided by (used in) financing activities	215,624	(124,941)	(204,880)

Net decrease in cash and cash equivalents	(148,741)	(65,611)	(118,104)
Cash and cash equivalents at beginning of period	641,165	706,776	824,880

Cash and cash equivalents at end of period	$492,424	$641,165	$706,776

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

Advertising and Sponsorship. The WebMD Health Network includes: www.WebMD.com, the Company’s primary Website for consumers and related mobile apps; www.Medscape.com, the Company’s primary Website for physicians and other healthcare professionals and related mobile apps; and other sites and apps through which the Company provides branded health and wellness content, tools and services. The Company’s services for consumers enable them to obtain information on health and wellness topics or on a particular disease or condition, to assess their personal health status, to use online trackers, tools and quizzes, to locate physicians, to receive periodic e-mailed newsletters and alerts on topics of individual interest, and to participate in online communities with peers and experts. The Company’s services for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (“CME”) credit and communicate with peers. The Company does not charge any usage, membership or download fees for access to the Websites and mobile apps included in The WebMD Health Network. The Company generates revenue from The WebMD Health Network and mobile platforms primarily through the sale of various types of advertising and sponsorship programs to its clients, which include: pharmaceutical, biotechnology and medical device companies; hospitals, clinics and other healthcare services companies; health insurance providers; consumer products companies whose products or services relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention; and various other businesses, organizations and governmental entities. Advertisers and sponsors use the Company’s services to reach, educate and inform target audiences of consumers, physicians and other healthcare professionals. The Company also generates revenue from advertising sold in WebMD Magazine, a consumer magazine distributed to physician office waiting rooms.

Health Services. Under the WebMD Health Services brand, the Company markets wellness services and solutions that help employers and health plans improve the health of their employee and plan participant populations. These services help the Company’s clients’ employees and plan participants make informed decisions about health risks and lifestyle choices. The Company hosts its WebMD Health Services platform for its employer and health plan clients, and its cloud-based online services can be accessed by their employees and plan participants using a computer, a tablet or a smartphone. The Company’s WebMD Health Services solutions start with an assessment of individual health and well-being and then work to provide personalized paths for improving or maintaining health. The Company also offers clients the ability to design team-based and individual wellness challenges that help foster a culture of wellness in the workplace. In addition, the Company’s health and wellness coaching programs, available onsite and telephonically and focusing on lifestyle, condition management, weight management and tobacco cessation, help participants make healthier choices to achieve their health and well-being goals. The WebMD Digital Health AssistantSM offers online, self-directed health coaching which enables participants to set and track wellness goals and follow self-paced personal action plans. The Company generates revenue from employer and health plan subscriptions to its WebMD Health Services platform, either directly or through distributor relationships. In addition, clients are charged on a per-participant basis for its health and wellness coaching programs.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information Services. The Company also generates revenue from the sale of certain information products and services on a stand-alone basis using de-identified data that it licenses from a small number of third-party data sources, of which the principal source is a license retained by HLTH Corporation (“HLTH”), the Company’s former parent company, in connection with the sale of its Emdeon Business Services (“EBS”) business. As the successor to HLTH, the Company received this license which provides the Company the rights to certain de-identified data from the operation of the EBS business (which is now known as Change Healthcare) through early February 2018 for use in the development and commercialization of various information products and services. Customers include data services, informatics and consulting companies. The Company pays a royalty to Change Healthcare in connection with the data it receives through its license with Change Healthcare. The Company’s Information Services revenue is recognized net of this royalty amount.

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

Seasonality

The timing of the Company’s revenue is affected by seasonal factors. The Company’s advertising and sponsorship revenue is seasonal, primarily due to the annual spending patterns of the Company’s advertising and sponsorship clients. This portion of the Company’s revenue is usually the lowest in the first quarter of each calendar year, and generally increases during each consecutive quarter throughout the year. Additionally, the

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

timing of revenue in relation to the Company’s expenses, many of which do not vary directly with revenue, has an impact on cost of operations, sales and marketing, and general and administrative expenses as a percentage of revenue in each calendar quarter.

Cash and Cash Equivalents

All highly liquid investments with an original maturity from the date of purchase of three months or less are considered to be cash equivalents. These investments are stated at cost, which approximates market. The Company’s cash and cash equivalents are generally invested in various money market accounts.

Fair Value

The carrying amount of cash and cash equivalents, accounts receivable, accrued expenses and deferred revenue is deemed to approximate fair value due to the immediate or short-term maturity of these items. See Note 12 for further information on the fair value of the Company’s investments.

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

Long-Lived Assets

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. The useful lives are generally as follows:

Computer equipment	3 years
Office equipment, furniture and fixtures	4 to 7 years
Software	3 years
Website development costs	3 years
Leasehold improvements	Shorter of useful life or lease term

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recoverability

The Company reviews the carrying value of goodwill and indefinite-lived intangible assets annually and whenever indicators of impairment are present. The Company has one reporting unit and tests goodwill for impairment at the reporting unit level only when, after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value. Fair value is determined using an income approach valuation method. A reporting unit is defined as an operating segment or one level below an operating segment.

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

Based on the Company’s analysis, there was no impairment of goodwill or indefinite-lived intangible assets during the years ended December 31, 2016, 2015 and 2014.

Internal Use Software

Software development costs that are incurred in the preliminary project stage and post-implementation stage are expensed as incurred. Once certain criteria have been met, direct costs incurred in developing or obtaining computer software are capitalized. The Company capitalized $3,951 and $6,441 during the years ended December 31, 2016 and 2015, respectively. Capitalized internal use software development costs are included in property and equipment in the accompanying consolidated balance sheets. Training and data conversion costs are expensed as incurred. Capitalized software costs are depreciated over a three-year period. Depreciation expense related to internal use software was $7,001, $6,403 and $6,449 for the years ended December 31, 2016, 2015 and 2014, respectively. The remaining balance of internal use software, net of accumulated depreciation, was $8,576 and $11,630 as of December 31, 2016 and 2015, respectively.

Website Development Costs

Costs related to the planning and post-implementation phases of WebMD’s Website development efforts, as well as minor enhancements and maintenance, are expensed as incurred. Direct costs incurred in the development phase are capitalized. The Company capitalized $8,899 and $4,861 during the years ended December 31, 2016 and 2015, respectively. These capitalized costs are included in property and equipment in the accompanying consolidated balance sheets and are depreciated over a three-year period. Depreciation expense related to Website development costs was $6,020, $6,580 and $6,421 during the years ended December 31, 2016, 2015 and 2014, respectively. The remaining balance of Website development costs, net of accumulated depreciation, was $12,503 and $9,624 as of December 31, 2016 and 2015, respectively.

Restricted Cash

The Company’s restricted cash primarily relates to collateral for letters of credit obtained to support the Company’s operations. Total restricted cash was $2,116 and $3,547 as of December 31, 2016 and 2015, respectively, and is included in other assets in the accompanying consolidated balance sheets.

Deferred Revenue

Deferred revenue consists of invoices sent to customers where the Company has the contractual right to bill or payments received from customers, in advance of revenue recognition and is recognized as the revenue

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

recognition criteria are met. Deferred revenue is influenced by several factors, including the timing of invoices to our customers and the timing of payments received from our customers in relation to the timing of the revenue recognition for the related customer contract. Deferred revenue at each balance sheet date is expected to be recognized during the succeeding twelve month period and is therefore classified as a current liability within the accompanying consolidated balance sheets.

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

Presentation of Segment Information

The Company generates revenue in four groups, as set forth in the table below. The first group is “Advertising and Sponsorship – Biopharma and Medical Device” and consists of advertising and sponsorship revenue from pharmaceutical, biotechnology and medical device clients relating to prescription pharmaceutical products or other regulated devices or products or for sponsoring educational programs. The second category is “Advertising and Sponsorship – OTC, CPG and Other” and consists of advertising and sponsorship revenue relating to non-Rx or over-the-counter medications and other healthcare products, food and beverages, beauty products and other consumer products, as well as revenue from clients such as retailers, pharmacies, hospitals, health insurance companies and government agencies and market research companies where the Company provides physician recruitment services. The combined revenue of the first two groups is sometimes referred to as “Advertising and Sponsorship” revenue. The third group is “Health Services” (which the Company previously referred to as “Private Portal Services”) and consists of revenue from employers and health plans for subscriptions to the Company’s WebMD Health Services platform and for related services, including health coaching and condition management services. The change in the name of this group to “Health Services” began in the Company’s reporting on the quarter ended June 30, 2016 and did not reflect any change in the source of the revenue included in this group from prior periods. The fourth group is “Information Services” and consists of revenue from the sale of stand-alone information and data products. Discrete financial information related to a measure of profit or loss for these four revenue groups is not available as they leverage many common expenses, and the Company does not separately allocate these common expenses in assessing the performance of its business. Accordingly, the Company views its business as one reportable segment.

The following table presents the revenues recognized from the four revenue groups described above:

	Years Ended December 31,
	2016	2015	2014
Advertising and sponsorship
Biopharma and medical device	$428,519	$371,220	$329,329
OTC, CPG and other	132,754	127,805	124,636

	561,273	499,025	453,965
Health services	113,937	110,441	103,182
Information services	29,836	26,933	23,302

	$705,046	$636,399	$580,449

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s revenue is principally generated in the United States. An adverse change in economic conditions in the United States could negatively affect the Company’s revenue and results of operations. The Company recorded revenue from its international operations of $65,763, $56,979 and $46,095 during the years ended December 31, 2016, 2015 and 2014, respectively.

Sales, Use and Value Added Tax

The Company excludes sales, use and value-added tax from revenue in the accompanying consolidated statements of operations.

Advertising Costs

Advertising costs are generally expensed as incurred and totaled $5,903, $4,359 and $4,196 in 2016, 2015 and 2014, respectively.

Foreign Currency

The functional currency of the Company’s foreign operations is the U.S. dollar. Fluctuations in foreign currency monetary assets and liabilities result in gains or losses which are credited or charged to income. Foreign currency transactional gains or losses are also credited or charged to income. The Company is exposed to fluctuations in foreign currencies primarily through contracts with certain of the Company’s customers that are denominated in foreign currencies. In order to manage this risk, the Company has hedged portions of its foreign currency denominated customer contracts with foreign currency forward contracts. See Note 12 for further information on the Company’s foreign currency forward contracts.

Concentration of Credit Risk

None of the Company’s customers individually accounted for more than 10% of the Company’s revenue in 2016, 2015 or 2014, or more than 10% of the Company’s accounts receivable as of December 31, 2016 or 2015.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

judgments about potential actions by taxing jurisdictions. The Company reflects interest and penalties related to uncertain tax positions as part of the income tax provision in the accompanying consolidated statements of operations.

Accounting for Stock-Based Compensation

Stock-based compensation expense for all share-based payment awards granted is determined based on the grant-date fair value. The grant-date fair value for stock options is estimated using the Black-Scholes Option Pricing Model. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment award.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effect to potentially dilutive securities and assumes that any dilutive convertible notes were converted, only in the periods in which such effect is dilutive (shares in thousands):

	Years Ended December 31,
	2016	2015	2014
Numerator:
Income from continuing operations – Basic	$91,304	$64,024	$40,941
Interest expense on 1.50% Notes, net of tax	3,513	3,456	3,456
Interest expense on 2.50% Notes, net of tax	7,307	7,189	—
Interest expense on 2.25% Notes, net of tax	457	3,460	—
Interest expense on 2.625% Notes, net of tax	3,911	—	—

Income from continuing operations – Diluted	$106,492	$78,129	$44,397

Income from discontinued operations, net of tax – Basic and Diluted	$—	$—	$1,122

Denominator:
Weighted-average shares – Basic	37,854	36,600	37,869
Stock options and restricted stock	1,658	1,412	2,060
1.50% Notes	5,695	5,694	5,685
2.50% Notes	6,206	6,205	—
2.25% Notes	353	2,742	—
2.625% Notes	2,413	—	—

Adjusted weighted-average shares after assumed conversions – Diluted	54,179	52,653	45,614

Basic income per common share:
Income from continuing operations	$2.41	$1.75	$1.08
Income from discontinued operations	—	—	0.03

Net income	$2.41	$1.75	$1.11

Diluted income per common share:
Income from continuing operations	$1.97	$1.48	$0.97
Income from discontinued operations	—	—	0.03

Net income	$1.97	$1.48	$1.00

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

	Years Ended December 31,
	2016	2015	2014
Options and restricted stock	625	3,678	2,594
2.25% Notes	—	—	3,506
2.50% Notes	—	—	6,195

	625	3,678	12,295

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recent Accounting Pronouncements

Accounting Pronouncements Adopted During 2016

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The revised guidance was effective for the Company beginning in the quarter ended March 31, 2016. The adoption of the revised guidance did not have any impact on the Company’s consolidated financial statements as it did not have any share-based awards with performance targets outstanding at the time of adoption.

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

Accounting Pronouncements to Be Adopted in the Future

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the revised guidance requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU No. 2014-09 by one year. As a result, the revised guidance is effective for the Company beginning in the quarter ending March 31, 2018. Early adoption is permitted, but not before the original effective date of the guidance. The revised guidance is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. In March, April, May and December 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, respectively. ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20 provide supplemental adoption guidance and clarification to ASU No. 2014-09, and must be adopted concurrently with the adoption of ASU No. 2014-09. The Company expects that it will adopt the revised guidance under the modified retrospective method; however, the Company has not yet determined the impact the revised guidance will have on its consolidated financial statements in periods following adoption.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The revised guidance is effective for the Company beginning in the quarter ending March 31, 2017. When the Company adopts ASU No. 2016-09 in the quarter ending March 31, 2017, excess tax benefits and deficiencies generated when stock awards vest or settle will no longer be recognized in equity but will instead be recognized as a reduction or increase to the income tax provision, cash flows related to excess tax benefits will be required to be presented as an operating activity rather than a financing activity in the statement of cash flows, and net operating losses related to excess tax benefits will be recognized on the balance sheet. Additionally, the Company also expects to account for forfeitures of stock awards as they occur, rather than estimate expected forfeitures.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

presented and classified in the statement of cash flows. The revised guidance is effective for the Company beginning in the quarter ending March 31, 2018 with early adoption permitted and must be applied retrospectively to all periods presented. The Company has not yet determined the impact the revised guidance will have on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The revised guidance must be applied using a retrospective transition method to each period presented and is effective for the Company beginning in the quarter ending March 31, 2018. The Company has not yet determined the impact the revised guidance will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business by providing a more robust framework to use in determining when a set of assets and activities is a business. The revised guidance is effective for the Company beginning in the quarter ending March 31, 2018. The Company has not yet determined the impact the revised guidance will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates step 2 from the goodwill impairment test. The revised guidance must be applied on a prospective basis and is effective for the Company beginning in the quarter ending March 31, 2020, with early adoption permitted on January 1, 2017. The Company has not yet determined the impact the revised guidance will have on its consolidated financial statements.

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

4.    Convertible Notes

2.50% Convertible Notes due 2018

On January 11, 2011, the Company issued $400,000 aggregate principal amount of its 2.50% Notes in a private offering. Unless previously converted, the 2.50% Notes will mature on January 31, 2018. Net proceeds from the sale of the 2.50% Notes were approximately $387,345, after deducting the related offering expenses of $12,655. Approximately $100,000 from the net proceeds was used to repurchase 1,920,490 shares of the Company’s Common Stock at a price of $52.07 per share, the last reported sale price of the Company’s Common Stock on January 5, 2011, which repurchase settled on January 11, 2011. Interest on the 2.50% Notes is payable semi-annually on January 31 and July 31 of each year, commencing July 31, 2011. Under the terms of the 2.50% Notes, holders were able to surrender their 2.50% Notes for conversion into the Company’s Common Stock at an initial conversion rate of 15.1220 shares of Common Stock per thousand dollars principal amount of the 2.50% Notes. This was equivalent to an initial conversion price of approximately $66.13 per share of Common Stock. In the aggregate, the 2.50% Notes were convertible into 6,048,800 shares of the Company’s Common Stock.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

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

Effective September 10, 2014, after giving effect to an adjustment resulting from a tender offer for the Company’s Common Stock that the Company completed on September 9, 2014 (see Note 10 for additional discussion), the conversion rate was adjusted to 15.5118 shares of Common Stock per thousand dollars principal amount of the 2.50% Notes. This was equivalent to an adjusted conversion price of approximately $64.47 per share of Common Stock. In the aggregate, the 2.50% Notes were convertible into 6,204,720 shares of Common Stock following the September 10, 2014 adjustment.

Effective December 16, 2016, after giving effect to an adjustment resulting from a tender offer for the Company’s Common Stock that the Company completed on December 15, 2016 (see Note 10 for additional discussion), the conversion rate was adjusted to 15.5854 shares of Common Stock per thousand dollars principal amount of the 2.50% Notes. This is equivalent to an adjusted conversion price of approximately $64.16 per share of Common Stock. In the aggregate, the 2.50% Notes are convertible into 6,234,160 shares of Common Stock following the December 16, 2016 adjustment.

Under the terms of the 2.50% Notes, if the Company undergoes certain change of control transactions prior to the maturity date of the 2.50% Notes, holders of the 2.50% Notes will have the right, at their option, to require the Company to repurchase some or all of their 2.50% Notes at a repurchase price equal to 100% of the principal amount of the 2.50% Notes being repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date. At the Company’s option, and to the extent permitted by the applicable rules of the Nasdaq Global Select Market (or the applicable rules of such other exchange on which the Company’s Common Stock may be listed), instead of paying the repurchase price in cash, the Company may pay the repurchase price in shares of its Common Stock or a combination of cash and shares of its Common Stock. However, in the case of certain change of control transactions in which the Company is acquired by a public company, the Company may elect to provide for conversion of the 2.50% Notes into acquirer common stock, in which case the repurchase option would not apply.

2.25% Convertible Notes due 2016

On March 14, 2011, the Company issued $400,000 aggregate principal amount of its 2.25% Notes in a private offering. Net proceeds from the sale of the 2.25% Notes were approximately $387,400, after deducting the related offering expenses $12,595. Approximately $50,000 from the net proceeds was used to repurchase 868,507 shares of the Company’s Common Stock at a price of $57.57 per share, the last reported sale price of the Company’s Common Stock on March 8, 2011, which repurchase settled on March 14, 2011. Interest on the 2.25% Notes was payable semi-annually on March 31 and September 30 of each year, commencing September 30, 2011. Under the terms of the 2.25% Notes, holders were able to surrender their 2.25% Notes for

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

conversion into the Company’s Common Stock at an initial conversion rate of 13.5704 shares of Common Stock per thousand dollars principal amount of the 2.25% Notes. This was equivalent to an initial conversion price of approximately $73.69 per share of Common Stock. In the aggregate, the 2.25% Notes were convertible into 5,428,160 shares of the Company’s Common Stock.

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

During the year ended December 31, 2015, the Company repurchased $149,550 principal amount of its 2.25% Notes for $151,038 in cash in privately negotiated transactions. The Company recognized a pre-tax loss of $2,058 in 2015 related to these repurchases, which is reflected within loss on convertible notes in the accompanying consolidated statement of operations. The loss included the expensing of the deferred issuance costs outstanding related to the repurchased notes. After these repurchases, the remaining principal amount of the 2.25% Notes outstanding was $102,682, which, in the aggregate, was convertible into 1,429,354 shares of Common Stock. The 2.25% Notes matured on March 31, 2016 and the remaining principal amount of $102,682 was repaid to the holders of the 2.25% Notes.

1.50% Convertible Notes due 2020

On November 26, 2013, the Company issued $300,000 aggregate principal amount of its 1.50% Notes in a private offering. Unless previously converted, the 1.50% Notes will mature on December 1, 2020. Net proceeds from the sale of the 1.50% Notes were approximately $291,823, after deducting the related offering expenses of $8,177. Interest on the 1.50% Notes is payable semi-annually on June 1 and December 1 of each year,

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

commencing June 1, 2014. Under the terms of the 1.50% Notes, holders were able to surrender their 1.50% Notes for conversion into the Company’s Common Stock at an initial conversion rate of 18.9362 shares of Common Stock per thousand dollars principal amount of the 1.50% Notes. This was equivalent to an initial conversion price of approximately $52.81 per share of Common Stock. In the aggregate, the 1.50% Notes were convertible into 5,680,860 shares of the Company’s Common Stock. The conversion rate may be adjusted under certain circumstances.

Effective September 10, 2014, after giving effect to an adjustment resulting from a tender offer for the Company’s Common Stock that the Company completed on September 9, 2014 (see Note 10 for additional discussion), the conversion rate was adjusted to 18.9795 shares of Common Stock per thousand dollars principal amount of the 1.50% Notes. This was equivalent to an adjusted conversion price of approximately $52.69 per share of Common Stock. In the aggregate, the 1.50% Notes were convertible into 5,693,850 shares of Common Stock following the September 10, 2014 adjustment.

Effective December 16, 2016, after giving effect to an adjustment resulting from a tender offer for the Company’s Common Stock that the Company completed on December 15, 2016 (see Note 10 for additional discussion), the conversion rate was adjusted to 19.0695 shares of Common Stock per thousand dollars principal amount of the 1.50% Notes. This is equivalent to an adjusted conversion price of approximately $52.44 per share of Common Stock. In the aggregate, the 1.50% Notes are convertible into 5,720,850 shares of Common Stock following the December 16, 2016 adjustment.

Under the terms of the 1.50% Notes, if the Company undergoes certain change of control or other fundamental change transactions prior to the maturity date of the 1.50% Notes, holders of the 1.50% Notes will have the right, at their option, to require the Company to repurchase some or all of their 1.50% Notes at a repurchase price equal to 100% of the principal amount of the 1.50% Notes being repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date. However, the repurchase option will not apply in the case of certain change of control or other fundamental change transactions in which the Company is acquired by a public company, and (a) not less than 90% of the consideration received or to be received by holders of WebMD Common Stock, excluding cash payments for fractional shares, consists of acquirer common stock and (b) as a result of the transaction, the 1.50% Notes become convertible into the same consideration.

2.625% Convertible Notes due 2023

On June 1, 2016, the Company issued $360,000 aggregate principal amount of its 2.625% Convertible Notes due 2023 (the “2.625% Notes”) in a private offering. Unless previously converted, the 2.625% Notes will mature on June 15, 2023. Net proceeds from the sale of the 2.625% Notes were approximately $350,394, after deducting the related offering expenses of $9,606. Interest on the 2.625% Notes is payable semi-annually on June 15 and December 15 of each year, commencing December 15, 2016. Under the terms of the 2.625% Notes, holders were able to surrender their 2.625% Notes for conversion into the Company’s Common Stock at an initial conversion rate of 11.4845 shares of Common Stock per thousand dollars principal amount of the 2.625% Notes. This was equivalent to an initial conversion price of approximately $87.07 per share of Common Stock. In the aggregate, the 2.625% Notes were convertible into 4,134,420 shares of the Company’s Common Stock.

Effective December 16, 2016, after giving effect to an adjustment resulting from a tender offer for the Company’s Common Stock that the Company completed on December 15, 2016 (see Note 10 for additional discussion), the conversion rate was adjusted to 11.5389 shares of Common Stock per thousand dollars principal amount of the 2.625% Notes. This is equivalent to an adjusted conversion price of approximately $86.66 per share of Common Stock. In the aggregate, the 2.625% Notes are convertible into 4,154,004 shares of Common Stock following the December 16, 2016 adjustment.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Under the terms of the 2.625% Notes, if the Company undergoes certain change of control or other fundamental change transactions prior to the maturity date of the 2.625% Notes, holders of the 2.625% Notes will have the right, at their option, to require the Company to repurchase some or all of their 2.625% Notes at a repurchase price equal to 100% of the principal amount of the 2.625% Notes being repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date. However, the repurchase option will not apply in the case of certain change of control or other fundamental change transactions in which the Company is acquired by a public company, and (a) not less than 90% of the consideration received or to be received by holders of WebMD Common Stock, excluding cash payments for fractional shares, consists of acquirer common stock and (b) as a result of the transaction, the 2.625% Notes become convertible into the same consideration.

Costs associated with the issuance of the Company’s convertible notes are presented in the accompanying consolidated balance sheets as direct reductions from the carrying amounts of the corresponding convertible notes, and are amortized to interest expense over the period from issuance through the earliest date on which holders can demand redemption. The aggregate amortization of these issuance costs, which is included within interest expense in the accompanying consolidated statements of operations, was $3,906, $4,172 and $4,511 for the years ended December 31, 2016, 2015 and 2014, respectively. During the year ended December 31, 2015, the Company wrote off issuance costs of $571 in connection with the repurchase of a portion of its 2.25% Notes. The balances of the Company’s convertible notes consisted of the following:

	December 31, 2016			December 31, 2015
	Principal Amount	Less Unamortized Debt Issuance Costs	Net Carrying Amount	Principal Amount	Less Unamortized Debt Issuance Costs	Net Carrying Amount
2.25% Notes	$—	$—	$—	$102,682	$(159)	$102,523
2.50% Notes	$400,000	$(1,934)	$398,066	$400,000	$(3,719)	$396,281
1.50% Notes	$300,000	$(4,568)	$295,432	$300,000	$(5,734)	$294,266
2.625% Notes	$360,000	$(8,810)	$351,190	$—	$—	$—

5.    Long-Lived Assets

Property and Equipment

Property and equipment consist of the following:

	December 31,
	2016	2015
Software	$70,622	$66,708
Computer equipment	77,739	69,973
Web site development costs	71,683	62,784
Leasehold improvements	61,246	72,679
Office equipment, furniture and fixtures	15,844	17,398
Land and buildings	291	291

	297,425	289,833
Less: accumulated depreciation	(214,129)	(208,806)

Property and equipment, net	$83,296	$81,027

Depreciation expense was $27,672, $27,200 and $27,010 in 2016, 2015 and 2014, respectively.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Goodwill and Intangible Assets

The balance of goodwill was $202,980 as of December 31, 2016 and 2015. Intangible assets consist of the following:

	December 31, 2016				December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life(a)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life(a)
Content	$15,954	$(15,954)	$—	—	$15,954	$(15,954)	$—	—
Customer relationships	34,057	(31,274)	2,783	1.9	34,057	(29,218)	4,839	2.7
Technology and patents	17,882	(17,355)	527	0.5	17,882	(16,291)	1,591	1.5
Trade names-definite lives	2,530	(2,530)	—	—	2,530	(2,530)	—	—
Trade names-indefinite lives	4,464	—	4,464	n/a	4,464	—	4,464	n/a

Total	$74,887	$(67,113)	$7,774		$74,887	$(63,993)	$10,894

(a)	The calculation of the weighted average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

In July 2014, the Company acquired the assets of TheraSim, Inc. for $3,182 in cash. TheraSim’s technology provides the content and programming for certain of the Company’s sponsorship services. The purchase price was allocated to an intangible asset, “Technology,” is being amortized over a three-year term and is included within “Technology and Patents” in the above table.

Amortization expense was $3,120, $3,321 and $2,801 in 2016, 2015 and 2014, respectively. Future amortization expense for intangible assets is estimated to be:

Year Ending December 31:
2017	$2,044
2018	$1,266

6.    Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2016	2015
Accrued compensation	$43,082	$45,715
Accrued outside services	11,173	10,775
Accrued marketing and distribution	7,110	5,383
Accrued interest	4,962	5,119
Other accrued liabilities	12,270	13,672

	$78,597	$80,664

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

7.    Commitments and Contingencies

Legal Proceedings and Claims

Dual Diagnosis Treatment Center, et al. v. Blue Cross of California, et al.

On May 8, 2015, six providers of substance abuse and/or mental health treatment services located in the States of California, Arizona and Florida filed an action in the United States District Court for the Central District of California (the “Action”) initially against twenty-eight (28) Blue Cross and Blue Shield companies (collectively “Blue Cross”), as well as at least forty-one (41) health and benefit plans, including the WebMD Health and Welfare Plan (the “Health Plan”). Additional defendants have since been added. Horizon Blue Cross Blue Shield of New Jersey, one of the Blue Cross companies named as a defendant, serves as third-party claims administrator for the Health Plan, a welfare plan sponsored by the Company under the applicable provisions of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Company self-insures (up to the deductible amount under the Company’s stop loss insurance policy) the group health plan component of the Health Plan. The Company serves as “plan administrator” for the Health Plan under ERISA. The plaintiffs, “out-of-network” providers to Blue Cross, claim that Blue Cross improperly ignored assignments of benefits received by the plaintiffs from the individual plan participants and sent payments directly to such individual participants who then failed to remit those payments to the providers. Plaintiffs claim that defendants’ failures to honor the assignments violate ERISA and state law and they seek recovery for benefit claims in unspecified amounts that they claim have been paid to the wrong party together with attorney fees, as well as removal of all fiduciaries who are found to have breached ERISA-imposed duties under the relevant health and benefit plans on account of such conduct, and injunctive relief to enjoin Blue Cross from alleged unlawful practices regarding assignments of benefits. The Company has not yet filed an answer to the complaint. On September 14, 2015, most of the named defendants, including the Company, filed an omnibus motion to dismiss the complaint for failure to state a claim. Thereafter, the plaintiffs amended the complaint and added new parties. Defendants received an extension of time to respond to the amended complaint and on January 25, 2016, 184 defendants, including the Company, renewed the omnibus motion to dismiss after all new parties were served and appeared in the Action. Opposition papers were filed on the motion on March 21, 2016, and reply papers were filed by the moving defendants on April 4, 2016. Oral argument on the motion was held on May 31, 2016, after which the parties filed additional submissions at the Court’s direction. The motion was granted on November 22, 2016, with leave to amend to the extent there were additional allegations that could overcome the deficiencies of the dismissed complaint. On December 23, 2016, the plaintiffs filed a second amended complaint which included a claim against the Company. The Company intends to file a motion to dismiss the second amended complaint. The Company is unable to predict the outcome of this action or to reasonably estimate the possible loss or range of loss, if any, arising from the claims asserted therein.

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

Leases

The Company leases its offices and other facilities under operating lease agreements that expire at various dates through 2024. Total rent expense for all operating leases was approximately $13,177, $6,506 and $9,194 in 2016, 2015 and 2014, respectively. Included in other long-term liabilities as of December 31, 2016 and 2015 were $16,948 and $12,071, respectively, related to lease incentives and the difference between rent expense and the rental amount payable for leases with fixed escalations.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Future minimum lease commitments under non-cancelable lease agreements at December 31, 2016 were as follows:

Year Ending December 31:
2017	$15,507
2018	15,031
2019	14,128
2020	14,412
2021	13,389
Thereafter	20,306

Total minimum lease payments	$92,773

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

The 2005 Long-Term Incentive Plan (as amended, the “2005 Plan”) is the only existing plan under which future grants can be made. The maximum number of shares of the Company’s Common Stock that may be subject to awards under the 2005 Plan was 24,975,000 as of December 31, 2016, subject to adjustment in accordance with the terms of the 2005 Plan. The Company had an aggregate of 607,739 shares of Common Stock available for future grants under the 2005 Plan at December 31, 2016, of which 242,700 shares are available for grant only to individuals who are not executive officers of the Company (other than in the case of a new hire who joins the Company as an executive officer) or members of the Company’s Board of Directors.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Stock Options

Generally, options under the Plans vest and become exercisable ratably over periods ranging from three to four years based on their individual grant dates, subject to continued employment on the applicable vesting dates, and expire within ten years from the date of grant. Options are granted at prices not less than the fair market value of the Company’s Common Stock on the date of grant. The following table summarizes stock option activity for the Plans:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value(a)
Outstanding at January 1, 2014	11,429,279	$29.12
Granted	899,200	43.03
Exercised	(3,875,410)	24.40
Cancelled	(905,543)	33.42

Outstanding at December 31, 2014	7,547,526	32.69
Granted	2,134,900	42.75
Exercised	(989,993)	24.53
Cancelled	(821,998)	38.68

Outstanding at December 31, 2015	7,870,435	35.81
Granted	1,975,300	49.96
Exercised	(3,136,400)	32.66
Cancelled	(590,511)	40.53

Outstanding at December 31, 2016	6,118,824	$41.55	7.5	$51,231

Vested and exercisable at the end of the period	2,218,561	$34.44	5.3	$33,815

(a)	The aggregate intrinsic value is based on the market price of the Company’s Common Stock on December 30, 2016, the last trading day in December 2016, which was $49.57, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on December 30, 2016.

The following table summarizes information with respect to options outstanding and options exercisable at December 31, 2016:

	Outstanding			Exercisable
Exercise Prices	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In Years)	Shares	Weighted Average Exercise Price Per Share
$13.15 - $29.89	596,311	$20.32	3.9	551,011	$20.32
$30.00 - $36.59	641,889	32.90	6.0	506,856	32.65
$36.62 - $39.46	567,993	38.07	5.9	408,034	37.89
$39.50 - $42.98	689,533	39.98	7.1	274,720	39.95
$42.99	943,675	42.99	8.0	101,994	42.99
$43.05 - $48.75	731,032	45.74	7.5	269,355	45.70
$49.00	1,631,000	49.00	9.8	—	—
$49.13 - $63.45	317,391	56.29	7.3	106,591	51.90

	6,118,824	$41.55	7.5	2,218,561	$34.44

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

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

	Years Ended December 31,
	2016	2015	2014
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.35 - 0.44	0.41 - 0.48	0.47 - 0.49
Risk-free interest rate	0.86% - 1.71%	1.01% - 1.56%	1.16% - 1.72%
Expected term (years)	3.9 - 4.8	4.1 - 4.7	4.2 - 5.0
Weighted-average fair value of options granted during the period	$15.16	$16.26	$17.58

Restricted Stock

The Company’s Restricted Stock consists of shares of the Company’s Common Stock which have been awarded to employees with restrictions that cause them to be subject to substantial risk of forfeiture and restrict their sale or other transfer by the employee until they vest. Generally, the Company’s Restricted Stock grants vest ratably over periods ranging from three to four years from their individual award dates, subject to continued employment on the applicable vesting dates. The following table summarizes the activity of the Company’s Restricted Stock:

	Years Ended December 31,
	2016		2015		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at the beginning of the year	854,845	$39.17	904,083	$35.58	1,184,961	$33.07
Granted	457,600	50.04	441,920	42.96	177,200	43.84
Vested	(293,967)	34.90	(331,558)	35.72	(324,453)	32.70
Forfeited	(138,452)	43.06	(159,600)	36.57	(133,625)	31.29

Balance at the end of the year	880,026	$45.97	854,845	$39.17	904,083	$35.58

During November 2016, the Compensation Committee of the Board of Directors granted a total of 55,000 shares of performance-based Restricted Stock to two senior executives that will vest and be earned so long as the executive is employed at the end of the performance period, which is December 31, 2019, and only to the extent that the Committee determines that the performance criteria have been satisfied; provided, however, that the conditions to vesting and performance criteria may be deemed to have been met in certain circumstances, including in connection with a change in control of the Company. The performance criteria are based on Average Adjusted EBITDA during the performance period of January 1, 2016 through December 31, 2019. The 55,000 shares of performance-based Restricted Stock are included in the above table.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Proceeds received from the exercise of options to purchase shares of the Company’s Common Stock were $65,309, $21,939 and $40,602 for the years ended December 31, 2016, 2015 and 2014, respectively. Additionally, in connection with the exercise of certain stock options and the vesting of restricted stock, the Company made payments of $17,599, $6,438 and $33,385 during the years ended December 31, 2016, 2015 and 2014, respectively, related to employee statutory withholding taxes that were satisfied by withholding shares of Common Stock of equal value from the respective employees. The proceeds and payments described above are reflected within cash flows from financing activities within the accompanying consolidated statements of cash flows.

The intrinsic value related to stock options that were exercised, combined with the fair value of shares of restricted stock that vested, aggregated $86,080, $34,670 and $100,232 for the years ended December 31, 2016, 2015 and 2014, respectively.

Other

Each year the Company issues shares of its Common Stock, under the 2005 Plan, to non-employee members of its Board of Directors with a value equal to their annual Board and committee retainers. The Company recorded $467, $467 and $315 of stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014, respectively, in connection with these issuances.

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Years Ended December 31,
	2016	2015	2014
Stock options	$18,556	$21,336	$21,117
Restricted stock	10,306	11,940	11,114
Other	467	467	315

Total stock-based compensation expense	$29,329	$33,743	$32,546

Included in:
Cost of operations	$5,216	$5,217	$5,940
Sales and marketing	5,942	7,290	7,221
General and administrative	18,171	21,236	19,385

Total stock-based compensation expense	$29,329	$33,743	$32,546

In the table above, stock-based compensation expense included in general and administrative expense for 2016 includes the net reversal of $2,394 of stock-based compensation expense recorded in prior periods for stock-based awards that were forfeited by the Company’s former Chief Executive Officer and former Chief Financial Officer upon their termination of employment in September 2016.

As of December 31, 2016, approximately $62,194 of unrecognized stock-based compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 2.7 years, related to the Plans.

Tax benefits attributable to stock-based compensation represented approximately 38% of stock-based compensation expense during each of the years ended December 31, 2016 and 2015 and 39% of stock-based compensation expense during the year ended December 31, 2014.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

9.    Retirement Plans

The Company maintains certain defined contribution retirement plans covering substantially all of its employees, which provide for matching and discretionary contributions. The Company has recorded expenses related to these plans of $4,854, $4,495 and $3,971 for 2016, 2015 and 2014, respectively, related to these matching and discretionary contributions.

10.    Equity

Treasury Stock

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying consolidated balance sheets, unless the shares are cancelled and retired.

Tender Offers

On December 15, 2016, the Company completed a tender offer (the “2016 Tender Offer”) through which it repurchased 2,000,000 shares of its Common Stock at a price of $55.00 per share for total consideration of $110,413, which includes $413 of costs directly attributable to the purchase. The shares repurchased through the 2016 Tender Offer are reflected as treasury stock in the accompanying consolidated balance sheets.

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

Stock Repurchase Program

In August 2011, the Board of Directors established a stock repurchase program (the “Program”) through which the Company was authorized to use up to $75,000 to purchase shares of WebMD Common Stock, from time to time, in the open market, through block trades or in private transactions, depending on market conditions and other factors. In October 2011, February 2014, March 2014, April 2014, November 2014 and September 2015, the Company’s Board of Directors authorized increases to the Program of $75,000, $50,000, $40,000, $30,000, $23,895 and $27,451, respectively. Additionally, on September 16, 2016, the Company’s Board of Directors authorized an increase in the Program of $35,198, bringing the total then available under the Program to $50,000. During 2016, 2015 and 2014, the Company repurchased 456,218 shares, 688,467 shares and 3,160,070 shares of its Common Stock, respectively, at an aggregate cost of $23,643, $28,406 and $128,748, respectively, under the Program. As of December 31, 2016, $45,611 remained available for repurchases under the Program.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Accumulated Other Comprehensive Income (“AOCI”)

The following table summarizes the Company’s changes in Accumulated Other Comprehensive Income:

	Unrealized Gains on Marketable Securities, net of tax	Unrealized Gains on Foreign Currency Forward Contracts, net of tax	Total
Balance at December 31, 2014	$976	$—	$976
Unrealized loss before reclassifications	(536)	—	(536)
Amounts reclassified from AOCI to gain on investments	(83)	—	(83)

Net current period other comprehensive loss	(619)	—	(619)

Balance at December 31, 2015	357	—	357
Unrealized (loss) gain before reclassifications	(96)	760	664
Amounts reclassified from AOCI to cost of operations	—	(519)	(519)

Net current period other comprehensive (loss) income	(96)	241	145

Balance at December 31, 2016	$261	$241	$502

11.    Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) were as follows:

	December 31,
	2016	2015
Deferred tax assets:
Federal net operating loss carryforwards	$30,533	$83,071
State net operating loss carryforwards	31,468	33,320
Capital losses	201	292
Federal tax credits	28,698	28,555
Accrued expenses	20,426	19,086
Stock-based compensation	17,090	24,294
Property and equipment	1,556	—
Intangible assets	3,603	3,610
Other	3,776	3,808

Total deferred tax assets	137,351	196,036
Valuation allowance	(85,957)	(142,604)

Net deferred tax assets	51,394	53,432

Deferred tax liabilities:
Property and equipment	—	(1,466)
Goodwill and indefinite-lived intangible asset	(36,548)	(33,465)
Other	(302)	(2,807)

Total deferred tax liabilities	(36,850)	(37,738)

Net deferred tax assets	$14,544	$15,694

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

The income tax provision was as follows:

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$(4,396)	$1,076	$(622)
State	6,161	4,773	3,047
Foreign	99	268	369

Current income tax provision	1,864	6,117	2,794

Deferred:
Federal	737	(8,456)	12,570
State	729	743	2,147
Foreign	(383)	—	—

Deferred income tax provision (benefit)	1,083	(7,713)	14,717
Reversal of valuation allowance applied to additional paid-in capital	52,583	37,443	13,196

Total income tax provision	$55,530	$35,847	$30,707

The reconciliation between the federal statutory rate and the effective income tax rate is as follows:

	Years Ended December 31,
	2016	2015	2014
United States federal statutory rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	4.2	5.7	7.4
Valuation allowance	(2.7)	(7.1)	(3.3)
Non-deductible officer compensation	0.5	1.4	2.2
Other	0.8	0.9	1.6

Effective income tax rate	37.8%	35.9%	42.9%

During 2016, 2015 and 2014, the Company reversed $52,583, $37,443 and $13,196, respectively, of its valuation allowance through additional paid-in capital as a result of the utilization of net operating loss carryforwards generated by excess tax benefits of share-based payments. During 2016, 2015 and 2014, the Company reversed $1,298, $1,455 and $1,311, respectively, of its deferred tax asset and related valuation allowance through the tax provision as a result of the expiration of state net operating loss carryforwards. In the quarter ended June 30, 2015, the Company increased its valuation allowance by $24,775 for a correcting adjustment related to the realization of excess tax benefits of share-based payments during the years ended December 31, 2011 and 2010, offset by a reversal of a valuation allowance originally recorded during the year ended December 31, 2012. During 2014, the Company reversed $1,359 of its deferred tax asset and related valuation allowance through additional paid-in capital as a result of the expiration of state net operating loss carryforwards generated by excess tax benefits of share-based payments. The valuation allowance for deferred tax assets decreased by $56,647 and $15,040 in 2016 and 2015, respectively.

At December 31, 2016, the Company had net operating loss carryforwards for federal income tax purposes of approximately $512,000, primarily all of which expire in 2022 through 2034, and federal tax credits of $63,112, which excludes the impact of any unrecognized tax benefits, of which $44,172 expire in 2017 through 2031 and $18,940 can be carried forward indefinitely.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

The Company uses the “with-and-without” approach in determining the order in which tax attributes are utilized. Using the “with-and-without” approach, the Company will only recognize a tax benefit from share-based payments in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. As a result of these ordering rules, the composition of tax attributes on a tax return and financial statement basis will differ.

The net operating loss carryforwards that are presented on a tax effected basis within the deferred tax assets include approximately $79,000 of gross excess tax benefits related to share-based payments. Since this amount was recorded through additional paid-in capital, the related valuation allowance on these net operating loss carryforwards will be reversed through additional paid-in capital when these excess tax benefits are realized. The net operating loss carryforwards also include gross excess tax benefits related to share-based payments of approximately $499,000 that are not recognized as a deferred tax asset as the amounts would not have resulted in a reduction in current taxes payable if all other tax attributes currently available to the Company were utilized. The benefit of these deductions will be recognized through additional paid-in capital at the time the tax deduction results in a reduction of current taxes payable.

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

As of December 31, 2016 and 2015, the Company had unrecognized income tax benefits of $15,516 and $14,815, respectively, which would result in an income tax benefit if realized. Included in the unrecognized income tax benefits as of December 31, 2016 and 2015 are accrued interest and penalties of $869 and $738, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits as part of the income tax provision.

The following table summarizes the activity of unrecognized tax benefits, excluding accrued interest and penalties, for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
Balance at the beginning of the year	$14,077	$12,972	$13,392
Increases related to prior year tax positions	76	776	15
Increases related to current year tax positions	691	394	—
Decreases related to prior year tax positions	(158)	—	(379)
Settlements	—	(15)	—
Expiration of the statute of limitations for the assessment of taxes	(39)	(50)	(56)

Balance at the end of the year	$14,647	$14,077	$12,972

Although the Company files U.S. federal and various state and other tax returns, the major taxing jurisdiction is the U.S. The Company is currently under audit in a number of state and local taxing jurisdictions and will have statutes of limitations with respect to certain tax returns expiring within the next twelve months. As a result, it is reasonably possible that there may be a reduction in the unrecognized income tax benefits, prior to any annual increase, in the range of $100 to $200 within the next twelve months. With the exception of adjusting

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

net operating loss carryforwards that may be utilized, the Company is no longer subject to federal income tax examinations for tax years before 2013 and for state and local income tax examinations for tax years before 2012.

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

Cash and Marketable Securities

The following table sets forth the Company’s Level 1 financial assets that were measured and recorded at fair value on a recurring basis as of December 31, 2016 and 2015:

	Fair Value Estimate Using:	December 31, 2016			December 31, 2015
		Amortized Cost Basis	Fair Value	Gross Unrealized Gains	Amortized Cost Basis	Fair Value	Gross Unrealized Gains
Cash and cash equivalents	Level 1	$492,424	$492,424	$—	$641,165	$641,165	$—
U.S. Treasury securities	Level 1	$498,359	$498,500	$141	$—	$—	$—
Equity security	Level 1	$—	$278	$278	$—	$598	$598

During 2016, the Company invested $948,078 in U.S. Treasury securities that matured on December 22, 2016. Following this maturity, the Company invested $498,332 in U.S. Treasury securities that have a maturity date of June 29, 2017. These securities are reflected within Investments on the accompanying consolidated balance sheet as of December 31, 2016. The unrealized gain related to these securities, net of tax, is included within accumulated other comprehensive income in the accompanying consolidated balance sheet as of December 31, 2016.

The Company’s Level 1 equity security consists of an equity investment in a publicly traded company that completed its initial public offering in December 2014. During 2015, the Company recorded a gain on investments of $139, which represents the proceeds received by the Company when it sold a portion of this security. The unrealized gain related to this investment, net of tax, is included within accumulated other comprehensive income in the accompanying consolidated balance sheets as of December 31, 2016 and 2015.

Foreign Currency Forward Contracts

The Company is exposed to fluctuations in foreign currencies related to contracts with certain of the Company’s customers that are denominated in foreign currencies, principally the British Pound and the Euro. In order to manage this risk, the Company has hedged portions of its foreign currency denominated customer contracts with foreign currency forward contracts. At December 31, 2016, the Company had foreign currency forward contracts with U.S. dollar equivalent notional amounts of $15,401, all of which were designated as and qualified as cash flow hedges. The Company did not have any foreign currency forward contracts at December 31, 2015. These forward contracts are intended to fix the amount of these foreign currency obligations

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

in terms of the Company’s functional currency, the U.S. dollar. All of the Company’s derivative instruments are utilized for risk management purposes, and the Company does not use derivatives for speculative trading purposes.

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

The following table sets forth the fair values of foreign currency forward contracts, which are valued using Level 2 inputs, and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	December 31, 2016	December 31, 2015
Prepaid expenses and other current assets	$806	$—
Other assets	$256	$—
Accrued expenses	$(163)	$—
Other long-term liabilities	$(9)	$—

The impact on accumulated other comprehensive income and net income from foreign currency forward contracts were as follows:

	Years Ended December 31,
	2016	2015	2014
Gain recognized in AOCI	$1,226	$—	$—
Gain reclassified from AOCI to cost of operations	$837	$—	$—

Other

For disclosure purposes, the Company is required to measure the outstanding value of its debt on a recurring basis. The following table presents the principal amount and estimated fair value (based on Level 2 market price data) of the Company’s convertible notes as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Principal Amount	Fair Value	Principal Amount	Fair Value
2.25% Notes	$—	$—	$102,682	$102,618
2.50% Notes	$400,000	$409,000	$400,000	$416,000
1.50% Notes	$300,000	$338,565	$300,000	$340,566
2.625% Notes	$360,000	$341,928	$—	$—

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

The Company also holds an investment in a privately held company which is carried at cost, and not subject to fair value measurements. However, if events or circumstances indicate that its carrying amount may not be recoverable, it would be reviewed for impairment. The total amount of the Company’s investment in this privately held company was $3,872 and $6,471 as of December 31, 2016 and 2015, respectively. The decrease in 2016 was due to partial cash redemptions of this investment. Since the Company does not have the ability to exercise significant influence over this company, the investment is accounted for under the cost method and it is included in other assets on the accompanying consolidated balance sheets as of December 31, 2016 and 2015.

13.    Other Expense

For 2016, other expense represents cash severance and related expenses in connection with the September 2016 departure of the Chief Executive Officer and the Chief Financial Officer of the Company. For 2015, other expense represents a charge related to the resolution of a patent infringement claim made by International Business Machines Corporation against the Company.

14.    Supplemental Disclosures of Cash Flow Information

Supplemental information related to the consolidated statements of cash flows is summarized below:

	Years Ended December 31,
	2016	2015	2014
Supplemental Disclosure of Cash Flow Information:
Interest paid	$20,748	$19,792	$20,225

Taxes paid, net(a)	$3,809	$2,850	$277

(a)	As the Company generally files its tax returns on a consolidated basis, taxes paid, net of refunds, includes all taxes paid by the Company, including those of the Company’s discontinued operations.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

15.    Quarterly Financial Data (Unaudited)

The following table summarizes the quarterly financial data for 2016 and 2015. The per common share calculations for each of the quarters are based on the weighted-average number of common shares for each period; therefore, the sum of the quarters may not necessarily be equal to the full year per common share amount.

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$158,553	$167,583	$171,438	$207,472
Cost of operations	62,513	65,788	65,458	72,895
Sales and marketing	33,756	35,614	35,264	41,328
General and administrative	23,756	23,983	20,005	23,397
Depreciation and amortization	7,487	7,672	7,912	7,721
Interest income	206	367	1,034	938
Interest expense	5,100	5,265	7,065	7,066
Other expense	—	—	1,712	—

Income before income tax provision	26,147	29,628	35,056	56,003
Income tax provision	10,429	11,848	13,438	19,815

Net income	$15,718	$17,780	$21,618	$36,188

Net income per common share – Basic	$0.42	$0.47	$0.57	$0.95

Net income per common share – Diluted	$0.36	$0.39	$0.47	$0.73

Net Income per Common Share:
Numerator:
Net income – Basic	$15,718	$17,780	$21,618	$36,188
Interest expense on 1.50% Notes, net of tax	878	878	878	878
Interest expense on 2.50% Notes, net of tax	1,827	1,827	1,827	1,827
Interest expense on 2.25% Notes, net of tax	457	—	—	—
Interest expense on 2.625% Notes, net of tax	—	—	1,675	1,676

Net income – Diluted	$18,880	$20,485	$25,998	$40,569

Denominator:
Weighted-average shares – Basic	37,267	38,041	38,103	38,006
Stock options and restricted stock	1,755	2,008	1,709	1,158
1.50% Notes	5,694	5,694	5,694	5,699
2.50% Notes	6,205	6,205	6,205	6,210
2.25% Notes	1,414	—	—	—
2.625% Notes	—	—	4,134	4,138

Adjusted weighted-average shares after assumed conversions – Diluted	52,335	51,948	55,845	55,211

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$143,343	$148,320	$152,607	$192,129
Cost of operations	57,877	60,407	59,552	69,475
Sales and marketing	32,476	32,570	32,850	40,129
General and administrative	21,453	23,002	22,942	24,183
Depreciation and amortization	8,245	7,592	7,266	7,418
Interest income	17	9	10	15
Interest expense	6,172	6,171	5,681	5,099
Loss on convertible notes	—	—	2,058	—
Gain on investments	—	139	—	—
Other expense	—	4,100	—	—

Income before income tax provision	17,137	14,626	22,268	45,840
Income tax provision	7,133	1,255	9,080	18,379

Net income	$10,004	$13,371	$13,188	$27,461

Net income per common share – Basic	$0.27	$0.36	$0.36	$0.75

Net income per common share – Diluted	$0.25	$0.32	$0.32	$0.60

Net Income per Common Share:
Numerator:
Net income – Basic	$10,004	$13,371	$13,188	$27,461
Interest expense on 1.50% Notes, net of tax	864	864	864	864
Interest expense on 2.50% Notes, net of tax	—	1,797	1,797	1,797
Interest expense on 2.25% Notes, net of tax	—	1,103	—	449

Net income – Diluted	$10,868	$17,135	$15,849	$30,571

Denominator:
Weighted-average shares – Basic	36,393	36,705	36,721	36,583
Stock options and restricted stock	1,378	1,503	1,338	1,427
1.50% Notes	5,694	5,694	5,694	5,694
2.50% Notes	—	6,205	6,205	6,205
2.25% Notes	—	3,511	—	1,429

Adjusted weighted-average shares after assumed conversions – Diluted	43,465	53,618	49,958	51,338

16.    Subsequent event

On February 16, 2017, the Company announced that its Board of Directors, working together with its management team and legal and financial advisors, had commenced a process to explore and evaluate potential strategic alternatives focused on maximizing shareholder value. These alternatives could include, among other things, the sale of part or all of the Company, a merger with another party or other strategic transaction, or continuing to execute on WebMD’s business plan. The Company’s Board of Directors has not set a timetable for this process. There can be no assurance that the exploration of strategic alternatives will result in a transaction.

Schedule II. Valuation and Qualifying Accounts

	Years Ended December 31, 2016, 2015 and 2014
	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs	Other		Balance at End of Year
	(in thousands)
December 31, 2016
Allowance for Doubtful Accounts	$1,040	$571	$(79)	$—		$1,532
Valuation Allowance for Deferred Tax Assets	142,604	(3,969)	—	(52,678	)(a)	85,957
December 31, 2015
Allowance for Doubtful Accounts	631	874	(465)	—		1,040
Valuation Allowance for Deferred Tax Assets	157,644	(7,061)	—	(7,979	)(b)	142,604
December 31, 2014
Allowance for Doubtful Accounts	793	577	(739)	—		631
Valuation Allowance for Deferred Tax Assets	174,592	(2,350)	—	(14,598	)(a)	157,644

(a)	Primarily represents the valuation allowance released as a result of the utilization during the year ended December 31, 2016, and the utilization and expiration during the year ended December 31, 2014, of net operating loss carryforwards generated by excess tax benefits of share-based payments.

(b)	Primarily represents the valuation allowance released as a result of the utilization of net operating loss carryforwards generated by excess tax benefits of share-based payments, offset by a correcting adjustment, made in the quarter ended June 30, 2015, related to the realization of excess tax benefits of share-based payments during the years ended December 31, 2011 and 2010.

S-1

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2016)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 in Amendment No. 1, filed on August 11, 2009, to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-160530))

4.2	Indenture, dated as of January 11, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Amendment No. 1, filed on January 14, 2011, to the Registrant’s Current Report on Form 8-K filed on January 11, 2011)

4.3	Form of 2.50% Convertible Note Due 2018 (included in Exhibit 4.2)

4.4	Indenture, dated as of November 26, 2013, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Amendment No. 1, filed on November 27, 2013, to the Registrant’s Current Report on Form 8-K filed on November 26, 2013)

4.5	Form of 1.50% Convertible Note Due 2020 (included in Exhibit 4.4)

4.6	Indenture, dated as of June 1, 2016, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Amendment No. 1, filed on June 2, 2016, to the Registrant’s Current Report on Form 8-K filed on June 1, 2016)

4.7	Form of 2.625% Convertible Note Due 2023 (included in Exhibit 4.6)

4.8*	Form of Amendment to HLTH’s Equity Compensation Plans and Stock Option Agreements (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by HLTH on November 9, 2006)(1)

4.9*	2001 Employee Non-Qualified Stock Option Plan of HLTH, as amended (incorporated by reference to Exhibit 10.46 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A)(1)

4.10*	Amended and Restated 1996 Stock Plan of HLTH (incorporated by reference to Exhibit 10.8 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)(1)

4.11*	Amended and Restated 2000 Long-Term Incentive Plan of HLTH (incorporated by reference to Annex E to HLTH’s Proxy Statement for its 2006 Annual Meeting filed on August 14, 2006)(1)

4.12*	WebMD Health Corp. Amended and Restated 2005 Long-Term Incentive Plan, as amended effective February 13, 2017

4.13*	Form of Restricted Stock Agreement with Employees (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162653))

4.14*	Form of Restricted Stock Agreement with Non-Employee Directors (incorporated by reference to Exhibit 10.49 to the Registrant’s Registration Statement on Form S-1 (No. 333-124832) (which we refer to as the “IPO Registration Statement”))

Exhibit No.	Description

4.15*	Form of Non-Qualified Stock Option Agreement with Employees (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162653))

4.16*	Form of Non-Qualified Stock Option Agreement with Non-Employee Directors (incorporated by reference to Exhibit 10.51 to the IPO Registration Statement)

4.17*	Form of Non-Qualified Stock Option Agreement between HLTH and Employees for Grants Under HLTH’s 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.58 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)(1)

4.18*	Form of Non-Qualified Stock Option Agreement between HLTH and Employees for Grants Under HLTH’s 1996 Stock Plan (incorporated by reference to Exhibit 10.59 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2005)(1)

10.1	Form of Indemnification Agreement between HLTH and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to HLTH’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)(1)

10.2	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.9 to the IPO Registration Statement)

10.3	Form of Letter Agreement between the Registrant and Certain Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”))

10.4*	Amended and Restated Employment Agreement, dated as of August 3, 2005 between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed on August 5, 2005)(1)

10.5*	Letter Agreement, dated as of February 1, 2006, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.3 to HLTH’s Current Report on Form 8-K filed on February 2, 2006)(1)

10.6*	Employment Agreement between WebMD Health Holdings, Inc. and Douglas W. Wamsley (incorporated by reference to Exhibit 10.15 to the IPO Registration Statement)

10.7*	Employment Agreement between WebMD Health Holdings, Inc. and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.17 to the IPO Registration Statement)

10.8*	Amendment No. 2, dated as of December 1, 2008, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to HLTH’s Current Report on Form 8-K filed on December 5, 2008)(1)

10.9*	Letter Agreement, dated December 29, 2008, between HLTH and Martin J. Wygod (incorporated by reference to Exhibit 10.52 to HLTH’s Annual Report on Form 10-K for the year ended December 31, 2008)(1)

10.11*	Letter Amendment, dated as of July 9, 2009, among HLTH Corporation, WebMD Health Corp. and Martin J. Wygod (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 14, 2009)

10.12*	WebMD, LLC Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.48 to Amendment No. 1, filed on April 29, 2008, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)(2)

10.13*	Amendment No. 1, dated as of March 30, 2009, to the WebMD Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.58 to Amendment No. 1, filed on April 30, 2009, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit No.	Description

10.14*	Letter Amendment, dated as of December 14, 2008, between the Registrant and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.74 to Amendment No. 1, filed April 30, 2010, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009)

10.15*	Letter Amendment, dated as of July 23, 2011, between the Registrant and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.16*	Letter Agreement, dated as of September 25, 2011, between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.17*	Letter Amendment, dated as of September 21, 2011, between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2011)

10.18*	Amendment No. 2, dated as of January 9, 2012, to the WebMD Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”))

10.19*	Amendment No. 3, dated as of February 25, 2013, to the WebMD Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.81 to the 2013 Form 10-K)

10.20*	Amendment No. 4, dated as of February 25, 2014, to the WebMD Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.82 to Amendment No. 1, filed April 29, 2014, to the 2013 Form 10-K)

10.21*	Amendment No. 5, dated as of February 26, 2015, to the WebMD Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.55 to Amendment No. 1, filed April 29, 2015, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”))

10.22*	Letter Agreement, dated as of November 14, 2012, between the Registrant and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.70 to the 2012 Form 10-K)

10.23*	Letter Agreement, dated as of November 14, 2012, between the Registrant and Douglas Wamsley (incorporated by reference to Exhibit 10.71 to the 2012 Form 10-K)

10.24*	Letter Amendment, dated as of March 5, 2013, between the Registrant and Steven Zatz, M.D. (incorporated by reference to Exhibit 10.74 to Amendment No. 1, filed April 30, 2013, to the 2012 Form 10-K)

10.25*	Letter Amendment, dated as of May 7, 2013, between the Registrant and David Schlanger (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2013)

10.26*	Letter Amendment, dated as of May 7, 2013, between the Registrant and Peter Anevski (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2013)

10.27*	Letter Amendment, dated as of May 8, 2013, between the Registrant and Martin J. Wygod (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2013)

10.28*	Amendment, dated as of August 11, 2013, to the Employment Agreement between the Registrant and David J. Schlanger (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2013)

Exhibit No.	Description

10.29*	Amendment, dated as of August 11, 2013, to the Employment Agreement between the Registrant and Steven L. Zatz, M.D. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 15, 2013)

10.30*	Letter Agreement, dated as of March 25, 2015, between the Registrant and David Schlanger (incorporated by reference to Exhibit 10.56 to Amendment No. 1, filed April 29, 2015, to the Registrant’s 2014 Form 10-K)

10.31*	Letter Agreement, dated as of March 25, 2015, between the Registrant and Peter Anevski (incorporated by reference to Exhibit 10.57 to Amendment No. 1, filed April 29, 2015, to the Registrant’s 2014 Form 10-K)

10.32*	Letter Agreement, dated as of March 25, 2015, between the Registrant and Michael B. Glick (incorporated by reference to Exhibit 10.58 to Amendment No. 1, filed April 29, 2015, to the Registrant’s 2014 Form 10-K)

10.33*	Letter Agreement, dated as of March 25, 2015, between the Registrant and Douglas W. Wamsley (incorporated by reference to Exhibit 10.59 to Amendment No. 1, filed April 29, 2015, to the Registrant’s 2014 Form 10-K)

10.34*	Letter Agreement, dated as of March 25, 2015, between the Registrant and Steven Zatz, M.D (incorporated by reference to Exhibit 10.60 to Amendment No. 1, filed April 29, 2015, to the Registrant’s 2014 Form 10-K)

10.35*	Letter Amendment, dated as of December 14, 2008, between the Registrant and Douglas W. Wamsley (incorporated by reference to Exhibit 10.61 to Amendment No. 1, filed April 29, 2015, to the Registrant’s 2014 Form 10-K)

10.36*	Letter Amendment, dated as of July 23, 2011, between the Registrant and Douglas W. Wamsley (incorporated by reference to Exhibit 10.62 to Amendment No. 1, filed April 29, 2015, to the Registrant’s 2014 Form 10-K)

10.37*	Letter Amendment, dated as of March 5, 2013, between the Registrant and Douglas W. Wamsley (incorporated by reference to Exhibit 10.63 to Amendment No. 1, filed April 29, 2015, to the Registrant’s 2014 Form 10-K)

10.38*	Letter Agreement, dated as of February 11, 2011, between the Registrant and Michael B. Glick (incorporated by reference to Exhibit 10.64 to Amendment No. 1, filed April 29, 2015, to the Registrant’s 2014 Form 10-K)

10.39*	Letter Agreement, dated as of November 14, 2012, between the Registrant and Michael B. Glick (incorporated by reference to Exhibit 10.65 to Amendment No. 1, filed April 29, 2015, to the Registrant’s 2014 Form 10-K)

10.40*	Letter Amendment, dated as of March 5, 2013, between the Registrant and Michael B. Glick (incorporated by reference to Exhibit 10.66 to Amendment No. 1, filed April 29, 2015, to the Registrant’s 2014 Form 10-K)

10.41*	Amendment No. 6, dated as of March 10, 2016, to the WebMD Supplemental Bonus Program Trust Agreement (incorporated by reference to Exhibit 10.48 to Amendment No. 1, filed April 29, 2016, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.42*	Letter Agreement, dated as of September 16, 2016, between David Schlanger and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2016)

10.43*	Letter Agreement, dated as of May 29, 2015, between the Registrant and Blake DeSimone

Exhibit No.	Description

10.44*	Letter Amendment, dated as of November 2, 2016, between the Registrant and Blake DeSimone

10.45*	Amended and Restated Employment Agreement, dated as of November 2, 2016, between the Registrant and Steven L. Zatz

10.46*	Letter Agreement, dated as of November 2, 2016, between the Registrant and Michael B. Glick

10.47*	Letter Agreement, dated as of November 2, 2016, between the Registrant and Douglas W. Wamsley

10.48*	Letter Agreement, dated as of November 2, 2016, between the Registrant and Martin J. Wygod

10.49*	Performance-Based Restricted Stock Agreement, dated as of November 2, 2016, between the Registrant and Martin J. Wygod

10.50*	Performance-Based Restricted Stock Agreement, dated as of November 2, 2016, between the Registrant and Steven L. Zatz

10.51*	Employment Agreement, dated as of May 1, 2012, between the Registrant and Richard Treese

14.1	Code of Business Conduct

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Registrant

32.1	Section 1350 Certification of Chief Executive Officer of the Registrant

32.2	Section 1350 Certification of Chief Financial Officer of the Registrant

99.1	Explanation of Non-GAAP Financial Measures

99.2	Audit Committee Charter (incorporated by reference to Exhibit 99.2 to the Annual Report on Form 10-K for the year ended December 31, 2015)

99.3	Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the 2013 Form 10-K)

99.4	Nominating & Governance Committee Charter (incorporated by reference to Exhibit 99.4 to the 2014 Form 10-K)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Agreement relates to executive compensation.

(1)	This Exhibit is filed under Commission File No. 000-24975.

(2)	This Exhibit is filed under Commission File No. 000-51547.