Form 10-Q
period 2017-03-31
WebMD Health Corp.
filed 2017-05-09
CIK 1326583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35337

WEBMD HEALTH CORP.

(Exact name of registrant as specified in its charter)

Delaware	20-2783228
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

395 Hudson Street	10014
New York, New York (Address of principal executive offices)	(Zip code)

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

Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   ☑        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐        No  ☑

As of May 2, 2017, the Registrant had 37,817,524 shares of Common Stock outstanding (including unvested shares of restricted Common Stock).

WEBMD HEALTH CORP.

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2017

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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other factors, including unknown or unpredictable ones, also could have material adverse effects on our future results. The information in this Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 and our other filings with the Securities and Exchange Commission since that filing.

The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report. Except as required by law or regulation, we do not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

iii

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,567	$492,424
Accounts receivable, net of allowance for doubtful accounts of $1,730 at March 31, 2017 and $1,532 at December 31, 2016	158,228	179,454
Investments	945,885	498,500
Prepaid expenses and other current assets	21,381	15,294

Total current assets	1,214,061	1,185,672
Property and equipment, net	81,870	83,296
Goodwill	202,980	202,980
Intangible assets, net	7,124	7,774
Deferred tax assets, net	212,690	14,544
Other assets	7,382	6,920

TOTAL ASSETS	$1,726,107	$1,501,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$56,082	$78,597
Deferred revenue	123,411	105,310
2.50% convertible notes due 2018, net	398,512	—

Total current liabilities	578,005	183,907
2.50% convertible notes due 2018, net	—	398,066
1.50% convertible notes due 2020, net	295,724	295,432
2.625% convertible notes due 2023, net	351,531	351,190
Other long-term liabilities	28,067	28,731

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 650,000,000 shares authorized; 57,437,992 shares issued at March 31, 2017 and December 31, 2016	574	574
Additional paid-in capital	9,310,838	9,303,783
Treasury stock, at cost; 20,411,171 shares at March 31, 2017 and 20,698,568 shares at December 31, 2016	(739,715)	(747,225)
Accumulated other comprehensive (loss) income	(4)	502
Accumulated deficit	(8,098,913)	(8,313,774)

Stockholders’ equity	472,780	243,860

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,726,107	$1,501,186

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$154,058	$158,553
Cost of operations	63,501	62,513
Sales and marketing	36,008	33,756
General and administrative	22,619	23,756
Depreciation and amortization	7,061	7,487
Interest income	1,953	206
Interest expense	7,066	5,100
Other expense	262	—

Income before income tax provision	19,494	26,147
Income tax provision	7,161	10,429

Net income	$12,333	$15,718

Net income per common share:
Basic	$0.33	$0.42

Diluted	$0.30	$0.36

Weighted-average shares outstanding used in computing per share amounts:
Basic	36,866	37,267

Diluted	49,828	52,335

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$12,333	$15,718
Other comprehensive loss, net of tax:
Unrealized losses, net of tax	(506)	(99)

Total other comprehensive loss, net of tax	(506)	(99)

Comprehensive income	$11,827	$15,619

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$12,333	$15,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,061	7,487
Non-cash interest, net	1,079	897
Non-cash stock-based compensation	9,023	8,528
Deferred income taxes	6,621	9,074
Changes in operating assets and liabilities:
Accounts receivable	21,226	(3,070)
Prepaid expenses and other, net	(7,850)	1,731
Accrued expenses and other long-term liabilities	(22,722)	(20,147)
Deferred revenue	18,101	13,598

Net cash provided by operating activities	44,872	33,816

Cash flows from investing activities:
Purchases of property and equipment	(5,427)	(9,229)
Purchases of investments	(446,042)	—
Partial redemption of cost-method investment	—	526

Net cash used in investing activities	(451,469)	(8,703)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,604	30,165
Cash used for withholding taxes due on stock-based awards	(3,864)	(890)
Maturity of convertible notes	—	(102,682)

Net cash provided by (used in) financing activities	2,740	(73,407)

Net decrease in cash and cash equivalents	(403,857)	(48,294)
Cash and cash equivalents at beginning of period	492,424	641,165

Cash and cash equivalents at end of period	$88,567	$592,871

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

Advertising and Sponsorship. The WebMD Health Network includes: www.WebMD.com, the Company’s primary Website for consumers and related mobile apps; www.Medscape.com, the Company’s primary Website for physicians and other healthcare professionals and related mobile apps; and other sites and apps through which the Company provides branded health and wellness content, tools and services. The Company’s services for consumers enable them to obtain information on health and wellness topics or on a particular disease or condition, to assess their personal health status, to use online trackers, tools and quizzes, to locate physicians, to receive periodic e-mailed newsletters and alerts on topics of individual interest, and to participate in online communities with peers and experts. The Company’s services for physicians and healthcare professionals make it easier for them to access clinical reference sources, stay abreast of the latest clinical information, learn about new treatment options, earn continuing medical education (“CME”) credit and communicate with peers. The Company does not charge any usage, membership or download fees for access to Websites or mobile apps included in The WebMD Health Network. The Company generates revenue from The WebMD Health Network and mobile platforms primarily through the sale of various types of advertising and sponsorship programs to its clients, which include: pharmaceutical, biotechnology and medical device companies; hospitals, clinics and other healthcare services companies; health insurance providers; consumer products companies whose products or services relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention; and various other businesses, organizations and governmental entities. Advertisers and sponsors use the Company’s services to reach, educate and inform target audiences of consumers, physicians and other healthcare professionals. The Company also generates revenue from advertising sold in WebMD Magazine, a consumer magazine distributed to physician office waiting rooms.

Health Services. Under the WebMD Health Services brand, the Company markets wellness services and solutions that help employers and health plans improve the health of their employee and plan participant populations. These services help the Company’s clients’ employees and plan participants make informed decisions about health risks and lifestyle choices. The Company hosts its WebMD Health Services platform for its employer and health plan clients, and its cloud-based online services can be accessed by their employees and plan participants using a computer, a tablet or a smartphone. The Company’s WebMD Health Services solutions start with an assessment of individual health and well-being and then work to provide personalized paths for improving or maintaining health. The Company also offers clients the ability to design team-based and individual wellness challenges that help foster a culture of wellness in the workplace. In addition, the Company’s health and wellness coaching programs, available onsite and telephonically and focusing on lifestyle, condition management, weight management and tobacco cessation, help participants make healthier choices to achieve their health and well-being goals. The WebMD Digital Health AssistantSM offers online, self-directed health coaching which enables participants to set and track wellness goals and follow self-paced personal action plans. The Company generates revenue from employer and health plan subscriptions to its WebMD Health Services platform, either directly or through its distributor relationships. In addition, clients are charged on a per-participant basis for its health and wellness coaching programs.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information Services. The Company also generates revenue from the sale of certain information products and services on a stand-alone basis using de-identified data that it licenses from a small number of third-party data sources, of which the principal source is a license retained by HLTH Corporation (“HLTH”), the Company’s former parent company, in connection with the sale of its Emdeon Business Services (“EBS”) business. As the successor to HLTH, the Company received this license which provides the Company the rights to certain de-identified data from the operation of the EBS business (which is now known as Change Healthcare) through early February 2018 for use in the development and commercialization of various information products and services. Customers include data services, informatics and consulting companies. The Company pays a royalty to Change Healthcare in connection with the data it receives through its license with Change Healthcare. The Company’s Information Services revenue is recognized net of this royalty amount. As described in Note 6 below, Change Healthcare filed a lawsuit in April 2017 challenging the Company’s rights under the license agreement to continue to use the data delivered to the Company during the term of the agreement, after the agreement’s termination in early February 2018.

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results to be expected for any subsequent period or for the entire year ending December 31, 2017. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

The unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2016, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Seasonality

The timing of the Company’s revenue is affected by seasonal factors. The Company’s advertising and sponsorship revenue is seasonal, primarily due to the annual spending patterns of the Company’s advertising and sponsorship clients. This portion of the Company’s revenue is usually the lowest in the first quarter of each calendar year, and generally increases during each consecutive quarter throughout the year. Additionally, the timing of revenue in relation to the Company’s expenses, many of which do not vary directly with revenue, has an impact on cost of operations, sales and marketing, and general and administrative expenses as a percentage of revenue in each calendar quarter.

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and the disclosure of contingent liabilities. The Company is subject to uncertainties such as the impact of future events, economic and political factors, and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect the allowance for doubtful accounts, the carrying value of long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets (excluding goodwill and indefinite-lived intangible assets), the carrying value, capitalization and amortization of software and Website development costs, the carrying value of investments, the provision for income taxes and related deferred tax accounts, the value of foreign currency forward contracts, certain accrued liabilities, revenue recognition, contingencies, litigation and related legal accruals and the value attributed to employee stock options and other stock-based awards.

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

The following table presents the revenues recognized from the four revenue groups described above during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Advertising and sponsorship
Biopharma and medical device	$89,480	$88,685
OTC, CPG and other	31,998	33,754

	121,478	122,439
Health services	24,539	28,255
Information services	8,041	7,859

	$154,058	$158,553

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

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income – Basic	$12,333	$15,718
Interest expense on 1.50% Notes, net of tax	878	878
Interest expense on 2.50% Notes, net of tax	1,827	1,827
Interest expense on 2.25% Notes, net of tax	—	457

Net income – Diluted	$15,038	$18,880

Denominator:
Weighted-average shares – Basic	36,866	37,267
Stock options and restricted stock	1,007	1,755
1.50% Notes	5,721	5,694
2.50% Notes	6,234	6,205
2.25% Notes	—	1,414

Adjusted weighted-average shares after assumed conversions – Diluted	49,828	52,335

Net income per common share:
Basic	$0.33	$0.42

Diluted	$0.30	$0.36

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

	Three Months Ended
	March 31,
	2017	2016
Options and restricted stock	2,846	1,000
2.625% Notes	4,154	—

	7,000	1,000

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted During 2017

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which addresses, among other items, accounting for income taxes, forfeitures, and cash flow presentation of share-based compensation. The Company adopted ASU No. 2016-09 effective January 1, 2017.

The adoption of ASU No. 2016-09 primarily resulted in the following:

•	Net operating losses related to excess tax benefits on stock-based awards are now recognized as deferred tax assets on the balance sheet and are subject to a valuation allowance if the asset is not realizable. Effective January 1, 2017, the Company recorded a net cumulative-effect adjustment to increase retained earnings and increase deferred tax assets by $204,475 related to the recognition of the previously unrecognized tax benefits.

•	On a prospective basis, excess tax benefits and deficiencies generated when stock awards vest or settle are no longer recognized in equity but are instead recognized as a reduction or increase to the income tax provision, subject to a valuation allowance if the deduction is not realizable. During the three months ended March 31, 2017, the Company recorded a decrease to its income tax provision of $267 reflecting the recognition of excess tax benefits for stock-based awards that vested or were settled during the period.

•	Excess tax benefits on stock-based awards are now presented as an operating activity rather than as a financing activity within the consolidated statements of cash flows. The Company elected to retrospectively adopt the classification change in the statements of cash flows. Accordingly, $7,897 in excess tax benefits on stock-based awards for the three months ended March 31, 2016 were reclassified from financing activities to operating activities to conform with the current year presentation.

•	The Company has elected to account for forfeitures of stock-based awards as they occur, rather than estimate expected forfeitures. Effective January 1, 2017, the Company recorded a net cumulative-effect adjustment to decrease retained earnings and increase additional paid-in capital by $1,947, reflecting the previously unrecognized compensation expense due to estimated forfeitures.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective December 16, 2016, after giving effect to an adjustment resulting from a tender offer for the Company’s Common Stock that the Company completed on December 15, 2016, the conversion rate was adjusted to 15.5854 shares of Common Stock per thousand dollars principal amount of the 2.50% Notes. This is equivalent to an adjusted conversion price of approximately $64.16 per share of Common Stock. In the aggregate, the 2.50% Notes are convertible into 6,234,160 shares of Common Stock following the December 16, 2016 adjustment.

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

2.25% Convertible Notes due 2016

On March 14, 2011, the Company issued $400,000 aggregate principal amount of its 2.25% Convertible Notes due 2016 (the “2.25% Notes”) in a private offering. Net proceeds from the sale of the 2.25% Notes were approximately $387,400, after deducting the related offering expenses of $12,595. Approximately $50,000 from the net proceeds was used to repurchase 868,507 shares of the Company’s Common Stock at a price of $57.57 per share, the last reported sale price of the Company’s Common Stock on March 8, 2011, which repurchase settled on March 14, 2011. Interest on the 2.25% Notes was payable semi-annually on March 31 and September 30 of each year, commencing September 30, 2011. Under the terms of the 2.25% Notes, holders were able to surrender their 2.25% Notes for conversion into the Company’s Common Stock at an initial conversion rate of 13.5704 shares of Common Stock per thousand dollars principal amount of the 2.25% Notes. This was equivalent to an initial conversion price of approximately $73.69 per share of Common Stock. In the aggregate, the 2.25% Notes were convertible into 5,428,160 shares of the Company’s Common Stock.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the year ended December 31, 2015, the Company repurchased $149,550 principal amount of its 2.25% Notes for $151,038 in cash in privately negotiated transactions. The Company recognized a pre-tax loss of $2,058 in 2015 related to these repurchases. The loss included the expensing of the deferred issuance costs outstanding related to the repurchased notes. After these repurchases, the remaining principal amount of the 2.25% Notes outstanding was $102,682, which, in the aggregate, was convertible into 1,429,354 shares of Common Stock. The 2.25% Notes matured on March 31, 2016 and the remaining principal amount of $102,682 was repaid to the holders of the 2.25% Notes.

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

Effective December 16, 2016, after giving effect to an adjustment resulting from a tender offer for the Company’s Common Stock that the Company completed on December 15, 2016, the conversion rate was adjusted to 19.0695 shares of Common Stock per thousand dollars principal amount of the 1.50% Notes. This is equivalent to an adjusted conversion price of approximately $52.44 per share of Common Stock. In the aggregate, the 1.50% Notes are convertible into 5,720,850 shares of Common Stock following the December 16, 2016 adjustment.

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

Effective December 16, 2016, after giving effect to an adjustment resulting from a tender offer for the Company’s Common Stock that the Company completed on December 15, 2016, the conversion rate was adjusted to 11.5389 shares of Common Stock per thousand dollars principal amount of the 2.625% Notes. This is equivalent to an adjusted conversion price of approximately $86.66 per share of Common Stock. In the aggregate, the 2.625% Notes are convertible into 4,154,004 shares of Common Stock following the December 16, 2016 adjustment.

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

The balances of the Company’s convertible notes as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017			December 31, 2016
	Principal Amount	Less Unamortized Debt Issuance Costs	Net Carrying Amount	Principal Amount	Less Unamortized Debt Issuance Costs	Net Carrying Amount
2.50% Notes	$400,000	$(1,488)	$398,512	$400,000	$(1,934)	$398,066
1.50% Notes	$300,000	$(4,276)	$295,724	$300,000	$(4,568)	$295,432
2.625% Notes	$360,000	$(8,469)	$351,531	$360,000	$(8,810)	$351,190

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

Cash and Marketable Securities

The following table sets forth the Company’s Level 1 financial assets that were measured and recorded at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

		March 31, 2017			December 31, 2016
	Fair Value Estimate Using:	Amortized Cost Basis	Fair Value	Gross Unrealized Gains (Losses)	Amortized Cost Basis	Fair Value	Gross Unrealized Gains
Cash and cash equivalents	Level 1	$88,567	$88,567	$—	$492,424	$492,424	$—
U.S. Treasury securities	Level 1	$946,192	$945,885	$(307)	$498,359	$498,500	$141
Equity security	Level 1	$—	$177	$177	$—	$278	$278

In December 2016, the Company invested $498,332 in U.S. Treasury securities that have a maturity date of June 29, 2017. In January 2017, the Company invested $446,042 in U.S. Treasury securities that have a maturity date of January 4, 2018. These securities are reflected within Investments on the accompanying consolidated balance sheets as of March 31, 2017 and December 31, 2016.

The Company’s Level 1 equity security consists of an equity investment in a publicly traded company that completed its initial public offering in December 2014.

The unrealized gains (losses) related to these investments, net of tax, are included within accumulated other comprehensive (loss) income in the accompanying consolidated balance sheets as of March 31, 2017 and December 31, 2016.

Foreign Currency Forward Contracts

The Company is exposed to fluctuations in foreign currencies related to contracts with certain of the Company’s customers that are denominated in foreign currencies, principally the British Pound and the Euro. In order to manage this risk, the Company has hedged portions of its foreign currency denominated customer contracts with foreign currency forward contracts. At March 31, 2017 and December 31, 2016, the Company had foreign currency forward contracts with U.S. dollar equivalent notional amounts of $15,818 and $15,401, respectively, all of which were designated as and qualified as cash flow hedges. These forward contracts are intended to fix the amount of these foreign currency obligations in terms of the Company’s functional currency, the U.S. dollar. All of the Company’s derivative instruments are utilized for risk management purposes, and the Company does not use derivatives for speculative trading purposes.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes the fair value of its foreign currency forward contracts as either assets or liabilities on the consolidated balance sheets. Changes in the fair value of hedging instruments are recorded each period in accumulated other comprehensive (loss) income as unrealized gains and losses until the forecasted underlying transaction occurs. Realized gains and losses for the effective portion of such contracts are recognized in cost of operations in the consolidated statements of operations in the period when the forecasted underlying transaction occurs. The Company classifies the cash flows from hedging instruments in the same category as the cash flows from the hedged items.

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

The following table sets forth the fair values of foreign currency forward contracts, which are valued using Level 2 inputs, and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	March 31, 2017	December 31, 2016
Prepaid expenses and other current assets	$532	$806
Other assets	$160	$256
Accrued expenses	$(97)	$(163)
Other long-term liabilities	$(42)	$(9)

The impact on accumulated other comprehensive (loss) income (“AOCI”) and net income from foreign currency forward contracts were as follows:

	Three Months Ended March 31,
	2017	2016
Loss recognized in AOCI	$120	$—
Gain reclassified from AOCI to cost of operations	$130	$—

Other

For disclosure purposes, the Company is required to measure the outstanding value of its debt on a recurring basis. The following table presents the principal amount and estimated fair value (based on Level 2 market price data) of the Company’s convertible notes as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Principal Amount	Fair Value	Principal Amount	Fair Value
2.50% Notes	$400,000	$408,000	$400,000	$409,000
1.50% Notes	$300,000	$357,540	$300,000	$338,565
2.625% Notes	$360,000	$343,339	$360,000	$341,928

The Company also holds an investment in a privately held company, which is carried at cost, and not subject to fair value measurements. However, if events or circumstances indicate that its carrying amount may not be recoverable, it would be reviewed for impairment. The total amount of the Company’s investment in this privately held company was $3,872 as of March 31, 2017 and December 31, 2016. During the three months ended March 31, 2016, a portion of this investment was redeemed for $526 in cash. Since the Company

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

does not have the ability to exercise significant influence over this company, the investment is accounted for under the cost method and it is included in other assets on the accompanying consolidated balance sheets as of March 31, 2017 and December 31, 2016.

4.    Equity

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

Stock Repurchase Program

In August 2011, the Board of Directors established a stock repurchase program (the “Program”) through which the Company was authorized to use up to $75,000 to purchase shares of WebMD Common Stock, from time to time, in the open market through block trades or in private transactions, depending on market conditions and other factors. In October 2011, February 2014, March 2014, April 2014, November 2014, September 2015 and September 2016, the Company’s Board of Directors authorized increases to the Program of $75,000, $50,000, $40,000, $30,000, $23,895, $27,451 and $35,198, respectively. The Company did not repurchase any shares of its Common Stock during the three months ended March 31, 2017 or during the three months ended March 31, 2016. As of March 31, 2017, $45,611 remained available for repurchases under the Program.

Accumulated Other Comprehensive (Loss) Income

The following table summarizes the Company’s changes in AOCI:

	Unrealized Gains (Losses) on Marketable Securities, net of tax	Unrealized Gains (Losses) on Foreign Currency Forward Contracts, net of tax	Total
Balance at December 31, 2015	$357	$—	$357
Unrealized loss before reclassifications	(99)	—	(99)

Net current period other comprehensive loss	(99)	—	(99)

Balance at March 31, 2016	$258	$—	$258

Balance at December 31, 2016	$261	$241	$502
Unrealized loss before reclassifications	(352)	(74)	(426)
Amounts reclassified from AOCI to cost of operations	—	(80)	(80)

Net current period other comprehensive loss	(352)	(154)	(506)

Balance at March 31, 2017	$(91)	$87	$(4)

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Intangible Assets

Intangible assets consist of the following:

	March 31, 2017				December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (a)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (a)
Content	$15,954	$(15,954)	$—	—	$15,954	$(15,954)	$—	—
Customer relationships	34,057	(31,660)	2,397	1.6	34,057	(31,274)	2,783	1.9
Technology and patents	17,882	(17,619)	263	0.3	17,882	(17,355)	527	0.5
Trade names-definite lives	2,530	(2,530)	—	—	2,530	(2,530)	—	—
Trade names-indefinite lives	4,464	—	4,464	n/a	4,464	—	4,464	n/a

Total	$74,887	$(67,763)	$7,124		$74,887	$(67,113)	$7,774

(a)	The calculation of the weighted-average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

Amortization expense was $650 and $780 during the three months ended March 31, 2017 and 2016, respectively. Future amortization expense for intangible assets is estimated to be:

Year Ending December 31:
2017 (April 1st to December 31st)	$1,394
2018	$1,266

6.    Commitments and Contingencies

Legal Proceedings

Dual Diagnosis Treatment Center, et al. v. Blue Cross of California, et al.

On May 8, 2015, six providers of substance abuse and/or mental health treatment services located in the States of California, Arizona and Florida filed an action in the United States District Court for the Central District of California (the “Action”) initially against twenty-eight (28) Blue Cross and Blue Shield companies (collectively “Blue Cross”), as well as at least forty-one (41) health and benefit plans, including the WebMD Health and Welfare Plan (the “Health Plan”). Additional defendants have since been added. Horizon Blue Cross Blue Shield of New Jersey, one of the Blue Cross companies named as a defendant, serves as third-party claims administrator for the Health Plan, a welfare plan sponsored by the Company under the applicable provisions of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Company self-insures (up to the deductible amount under the Company’s stop loss insurance policy) the group health plan component of the Health Plan. The Company serves as “plan administrator” for the Health Plan under ERISA. The plaintiffs, “out-of-network” providers to Blue Cross, claim that Blue Cross improperly ignored assignments of benefits received by the plaintiffs from the individual plan participants and sent payments directly to such individual participants who then failed to remit those payments to the providers. Plaintiffs claim that defendants’ failures to honor the assignments violate ERISA and state law and they seek recovery for benefit claims in unspecified amounts that they claim have been paid to the wrong party together with attorney fees, as well as removal of all fiduciaries who are found to have breached ERISA-imposed duties under the relevant health and benefit plans on account of such conduct, and injunctive relief to enjoin Blue Cross from alleged unlawful practices regarding assignments of benefits. The Company (on behalf of the Health Plan) has not yet filed an answer to the

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

complaint. On September 14, 2015, most of the named defendants, including the Health Plan, filed an omnibus motion to dismiss the complaint for failure to state a claim. Thereafter, the plaintiffs amended the complaint and added new parties. Defendants received an extension of time to respond to the amended complaint and on January 25, 2016, 184 defendants, including the Health Plan, renewed the omnibus motion to dismiss after all new parties were served and appeared in the Action. Opposition papers were filed on the motion on March 21, 2016, and reply papers were filed by the moving defendants on April 4, 2016. Oral argument on the motion was held on May 31, 2016, after which the parties filed additional submissions at the Court’s direction. The motion was granted on November 22, 2016, with leave to amend to the extent there were additional allegations that could overcome the deficiencies of the dismissed complaint. On December 23, 2016, the plaintiffs filed a second amended complaint which included a claim against the Health Plan. On March 1, 2017, the defendants remaining in the case, including the Company (on behalf of the Health Plan), filed a joint motion to dismiss the second amended complaint. On May 8, 2017, the plaintiffs filed their opposition to the motion, and the moving defendants have until May 30, 2017 to file their reply. The Company is unable to predict the outcome of this action or to reasonably estimate the possible loss or range of loss, if any, arising from the claims asserted therein.

Change Healthcare v. WebMD

On April 4, 2017, Change Healthcare Operations, LLC (“Change Healthcare”) filed an action in Supreme Court of the State of New York, Commercial Division, against WebMD in connection with the Amended and Restated Data License Agreement dated as of February 8, 2008 between the parties (the “Data Agreement”). Change Healthcare is seeking a declaratory judgment that de-identified data licensed by Change Healthcare to WebMD and delivered to WebMD prior to the termination of the Data Agreement on February 8, 2018, cannot be licensed by WebMD to third parties after the February 8, 2018 termination date. The lawsuit also claims damages for breach of contract, tortious interference with prospective business relations and unfair competition as a result of WebMD’s activities in licensing this data to its customers for periods after February 8, 2018. WebMD intends to vigorously defend the action.

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

The 2005 Long-Term Incentive Plan (as amended, the “2005 Plan”) is the only existing plan under which future grants can be made. The maximum number of shares of the Company’s Common Stock that may be subject to awards under the 2005 Plan was 24,975,000 as of March 31, 2017, subject to adjustment in accordance with the terms of the 2005 Plan. The Company had an aggregate of 605,282 shares of Common Stock available for future grants under the 2005 Plan at March 31, 2017, of which 244,700 shares are available for grant only to individuals who are not executive officers of the Company (other than in the case of a new hire who joins the Company as an executive officer) or members of the Company’s Board of Directors.

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

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (a)
Outstanding at January 1, 2017	6,118,824	$41.55
Granted	149,800	50.01
Exercised	(298,195)	35.43
Cancelled	(138,634)	45.22

Outstanding at March 31, 2017	5,831,795	$41.99	7.5	$63,634

Vested and exercisable at the end of the period	2,484,471	$35.93	5.8	$41,662

(a)	The aggregate intrinsic value is based on the market price of the Company’s Common Stock on March 31, 2017, which was $52.68, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on March 31, 2017.

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

	Three Months Ended March 31,
	2017	2016
Expected dividend yield	0.0%	0.0%
Expected volatility	0.34 - 0.35	0.41 - 0.44
Risk-free interest rate	1.62% - 1.92%	1.01% - 1.71%
Expected term (years)	3.9 - 4.7	4.1 - 4.8
Weighted-average fair value of options granted during the period	$15.84	$17.93

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

	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2017	880,026	$45.97
Vested	(124,473)	43.23
Forfeited	(8,709)	42.18

Balance at March 31, 2017	746,844	$46.47

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Proceeds received from the exercise of options to purchase shares of the Company’s Common Stock were $6,604 and $30,165 during the three months ended March 31, 2017 and 2016, respectively. Additionally, in connection with the exercise of certain stock options and the vesting of restricted stock, the Company made payments of $3,864 and $890 during the three months ended March 31, 2017 and 2016, respectively, related to employee statutory withholding taxes that were satisfied by withholding shares of Common Stock of equal value from the respective employees. The proceeds and payments described above are reflected within cash flows from financing activities within the accompanying consolidated statements of cash flows.

The intrinsic value related to stock options that were exercised, combined with the fair value of shares of restricted stock that vested, aggregated $10,881 and $22,234 for the three months ended March 31, 2017 and 2016, respectively.

Other

Each year, the Company issues shares of its Common Stock, under the 2005 Plan, to non-employee members of its Board of Directors with a value equal to their annual Board and committee retainers. The Company recorded $117 of stock-based compensation expense for both of the three months ended March 31, 2017 and 2016, in connection with these issuances.

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended March 31,
	2017	2016
Stock options	$5,474	$5,250
Restricted stock	3,432	3,161
Other	117	117

Total stock-based compensation expense	$9,023	$8,528

Included in:
Cost of operations	$1,576	$1,290
Sales and marketing	1,777	1,562
General and administrative	5,670	5,676

Total stock-based compensation expense	$9,023	$8,528

As of March 31, 2017, approximately $70,500 of unrecognized stock-based compensation expense related to unvested awards (excluding any estimate for forfeitures) is expected to be recognized over a weighted-average period of approximately 2.8 years, related to the Plans.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax benefits attributable to stock-based compensation represented 38% of stock-based compensation expense for both of the three months ended March 31, 2017 and 2016.

8.    Other Expense

Other expense for the three months ended March 31, 2017 includes $695 of transaction expenses, primarily professional services fees, incurred in connection with the process being conducted by the Board of Directors to explore strategic alternatives for the Company, which was partially offset by an adjustment of $433 to finalize severance and related expenses in connection with the September 2016 departure of the former Chief Executive Officer of the Company.

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

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and is intended to provide an understanding of our results of operations, financial condition and changes in our results of operations and financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides: a general description of our company and its business; background information on certain trends, transactions and other developments affecting our company; and a discussion of how seasonal factors may impact the timing of our revenue.

•	Critical Accounting Estimates and Policies. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective and often complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (which we refer to as the SEC).

•	Results of Operations and Supplemental Financial and Operating Information. These sections provide our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on a consolidated basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of March 31, 2017.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

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

Information Services.    We generate revenue from the sale of certain information products and services on a stand-alone basis using de-identified data that we license from a small number of third-party data sources, of which the principal source is a license from Change Healthcare to HLTH Corporation (or HLTH), our former parent company. As the successor to HLTH, this license provides us the rights to certain de-identified data from Change Healthcare through early February 2018 for use in the development and commercialization of various information products and services. Customers for these information services include data services, informatics and consulting companies. Our revenue from the products and services that utilize data under the current Change Healthcare license is highly profitable and is reported net of the royalties and commissions that we pay to Change Healthcare or others. We do not expect that the current license agreement with Change Healthcare will continue after February 2018, and expect that if such agreement is replaced with new third-party data sources, the terms of any such replacement license would not be as favorable to us as those in the current agreement. Discussions around extending our agreement with Change Healthcare have stalled. In addition, as described in Note 6 to the consolidated financial statements included in this Quarterly Report, Change Healthcare filed a lawsuit in April 2017 challenging WebMD’s rights under the license agreement to continue to use the data delivered to WebMD during the term of the agreement, after the agreement’s termination in early February 2018. We are exploring other sources of third-party data and uses of our first party data to generate additional revenue streams, but we are early in that process. Accordingly, we expect that the sales of, and the profits generated by, our information services business will be materially adversely affected by the termination, in early February 2018, of our license agreement with Change Healthcare.

Background Information on Certain Trends and Developments Affecting Our Business.    Key trends and developments affecting the use of healthcare information services of the types we provide or are developing and our ability to generate revenue from those services include the following:

•	Online Marketing and Education Spending for Healthcare Products. Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating consumers and physicians about them; however, only a small portion is currently spent on online services. We believe that these companies, which represented approximately 76% of our advertising and sponsorship revenue in 2016, are aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians. In addition, in an effort to improve operating efficiencies, some pharmaceutical companies have been reducing their field sales forces in the past several years.

—	We believe that we are well-positioned to provide advertising solutions for pharmaceutical products that are currently being marketed as well as those in the pipeline for Food and Drug Administration (FDA) approval. Many of these pharmaceutical products are expensive therapies that treat complex conditions affecting relatively small patient populations, for which we believe that our online services provide an efficient way to reach target audiences.

—	However, notwithstanding our general expectation for increased future demand, we cannot predict the extent or the pace of any shift by pharmaceutical, biotechnology and medical device companies of their marketing expenditures to online services or to what extent they will choose WebMD to provide such services. In addition, some of our pharmaceutical company customers have experienced patent expirations for certain of their products in the past several years and some are expected to experience patent expirations over the next several years. In the pharmaceutical industry, patent expirations allow for competition from lower-priced generic versions of the patented drugs and generally result in the termination of marketing efforts for the drug and, in certain instances, have resulted in reductions in the overall online advertising budgets for some of our customers.

•	Trends Affecting the Pharmaceutical Industry. The pharmaceutical industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. The expectations of pharmaceutical companies regarding pending or potential industry developments may affect their budgeting processes and spending plans with respect to services of the types we provide. Since 2016, there has been increasing scrutiny regarding pricing and profitability for pharmaceutical products, which could lead to additional regulation of such pricing or other changes in how those products are distributed and the roles played by various industry participants in that distribution, including significant changes in how drugs are procured for government-funded programs, such as Medicare and Medicaid. Our pharmaceutical company customers are assessing the implications of potential changes for their businesses and we believe that some may, in light of the uncertainty regarding the nature and timing of any such changes, be delaying or deferring deployment of their marketing budgets. We cannot predict the effect that any resulting changes may have on the marketing plans of our customers in future periods or their future use of our services. For additional discussion, see “–Healthcare Reform” below.

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

•	Factors That May Cause Our Advertising and Sponsorship Revenue to Vary from Quarter to Quarter. Our advertising and sponsorship revenue may vary significantly from quarter to quarter due to a number of other factors, many of which are outside our control, including economic and regulatory conditions generally and those specifically affecting healthcare industry participants, as well as the following:

—	The majority of our advertising and sponsorship commitments are for terms of approximately four to twelve months. We have relatively few longer term advertising and sponsorship commitments.

—	The time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contractual commitment with the advertiser or sponsor for that program, as well as the additional time period before our services are delivered, may be longer than expected, especially for medium-sized and larger contracts, and may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals, including internal approvals relating to compliance with the laws and regulations applicable to the marketing of healthcare products. We have experienced, from time to time in the past, a lengthening of this internal review process by pharmaceutical and biotechnology companies, which has resulted in delays in contracting, as well as delays in recognizing expected revenue under executed contracts, and we cannot predict whether similar delays may occur in future periods.

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

•	Considerations Regarding Traffic to The WebMD Health Network. Traffic to Medscape properties from physicians worldwide averaged approximately 8.7 million physician sessions per month in first quarter of 2017, an increase of approximately 13% over the prior year period. Physicians generally come directly to Medscape properties, rather than through search. During the first quarter of 2017, an average of approximately 403,000 U.S. physicians were active on Medscape monthly. We also reach a total of approximately 2 million other healthcare professionals in the U.S. annually and a total of approximately 1.7 million physicians outside the U.S. annually.

According to comScore, The WebMD Health Network reached an average of approximately 74 million users per month (combining desktop and mobile users on a de-duplicated basis) in the first quarter of 2017, which was approximately the same as in the prior year period. In recent quarters, we have seen declines in the number of search referrals we have received from Google and this has impacted the aggregate traffic to our consumer sites. However, we have offset much of the decline with growth in direct sources of traffic.

Overall traffic to The WebMD Health Network is not correlated to our advertising and sponsorship revenue. With respect to our Websites for consumers, we create content on specific topics and program various portions to build and maintain traffic in the areas most important to our advertising and sponsorship clients. In addition, while the total Medscape audience is small compared to the total audience of The WebMD Health Network, Medscape Websites and mobile apps contributed approximately 60% of our advertising and sponsorship revenue in recent periods because of the high value our clients place on being able to reach the Medscape audience of physicians and other healthcare professionals or to reach targeted portions of that Medscape audience.

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

Background Information on Certain Significant Developments and Transactions

Exploration of Strategic Alternatives.    On February 16, 2017, we announced that our Board of Directors, working together with our management team and legal and financial advisors, had commenced a process to explore and evaluate potential strategic alternatives focused on maximizing shareholder value. These alternatives could include, among other things, the sale of part or all of our company, a merger with another party, other types of strategic transactions, or continuing to execute on WebMD’s business plan. As of the date of this Quarterly Report, that process is ongoing and our Board has not set a specific date for its completion. There can be no assurance that the exploration of strategic alternatives will result in a transaction.

As described under “–Convertible Notes” below, WebMD has outstanding convertible notes in an aggregate principal amount of $1.06 billion. The effect on the convertible notes of any potential transaction relating to the exploration of strategic alternatives would depend on the specific timing, structure and terms of such transaction, including (among other things) the type and amount of any consideration received, and may also depend on specific information regarding the other party to a transaction, including whether and where its securities are publicly traded. Under the respective indentures applicable to each of the convertible notes, a holder of the convertible notes may, depending on the specific terms of any transaction, have certain rights, such as: the right to require WebMD (or its successor) to repurchase the holders’ convertibles notes at 100% of their principal amount plus accrued interest; the right to an adjustment of the respective conversion rates applicable to the convertible notes; and, in connection with a conversion of notes within a specified period of time, the right to receive additional shares of WebMD Common Stock, above what the holder would be entitled to pursuant to the applicable conversion rate (sometimes referred to as a “make-whole adjustment”). The convertible notes do not permit their holders to vote, as noteholders, on any potential transaction relating to the exploration of strategic alternatives.

Stock Repurchases.    During 2016, we repurchased 456,218 shares of our Common Stock at an aggregate cost of $23,643 under our stock repurchase program and, on December 15, 2016, we completed a tender offer (which we refer to as the 2016 Tender Offer) for our Common Stock and repurchased 2,000,000 shares at a price of $55.00 per share for a total cost of $110,413, which includes $413 of costs directly attributable to the purchase. We did not repurchase any shares of our Common Stock through our stock repurchase program during the three months ended March 31, 2016 or the three months ended March 31, 2017. As of March 31, 2017, $45,611 remained available for repurchases under our stock repurchase program.

Convertible Notes.    On January 11, 2011, we issued $400,000 aggregate principal amount of 2.50% Convertible Notes due 2018 (which we refer to as the 2.50% Notes) in a private offering. Unless previously converted, the 2.50% Notes will mature on January 31, 2018. Net proceeds from the sale of the 2.50% Notes were approximately $387,345, after deducting the related offering expenses, of which approximately $100,000 was used by us to repurchase 1,920,490 shares of WebMD Common Stock at a price of $52.07 per share, the last reported sale price of WebMD Common Stock on January 5, 2011, which repurchase settled on January 11, 2011. Interest on the 2.50% Notes is payable semi-annually on January 31 and July 31 of each year, commencing July 31, 2011. Under the terms of the 2.50% Notes, as adjusted in December 2016 following completion of the 2016 Tender Offer, holders may surrender their 2.50% Notes for conversion into WebMD Common Stock at a conversion rate of 15.5854 shares of WebMD Common Stock per thousand dollars principal amount of the 2.50% Notes. This is equivalent to a conversion price of approximately $64.16 per share of Common Stock. In the aggregate, the 2.50% Notes were convertible into 6,234,160 shares of Common Stock as of December 31, 2016 and March 31, 2017. The conversion rate may be adjusted further under certain circumstances.

On March 14, 2011, we issued $400,000 aggregate principal amount of 2.25% Convertible Notes due 2016 (which we refer to as the 2.25% Notes) in a private offering. The 2.25% Notes matured on March 31, 2016 and the remaining outstanding principal amount of $102,682 was repaid.

On November 26, 2013, we issued $300,000 aggregate principal amount of 1.50% Convertible Notes due 2020 (which we refer to as the 1.50% Notes) in a private offering. Unless previously converted, the 1.50% Notes will mature on December 1, 2020. Net proceeds from the sale of the 1.50% Notes were approximately $291,823, after deducting the related offering expenses. Interest on the 1.50% Notes is payable semi-annually on June 1 and December 1 of each year, commencing June 1, 2014. Under the terms of the 1.50% Notes, as adjusted in December 2016 following completion of the 2016 Tender Offer, holders may surrender their 1.50% Notes for conversion into WebMD Common Stock at a conversion rate of 19.0695 shares of Common Stock per thousand dollars principal amount of the 1.50% Notes. This is equivalent to a conversion price of approximately $52.44 per share of Common Stock. In the aggregate, the 1.50% Notes were convertible into 5,720,850 shares of Common Stock as of December 31, 2016 and March 31, 2017. The conversion rate may be adjusted further under certain circumstances.

On June 1, 2016, we issued $360,000 aggregate principal amount of 2.625% Convertible Notes due 2023 (which we refer to as the 2.625% Notes) in a private offering. Unless previously converted, the 2.625% Notes will mature on June 15, 2023. Net proceeds from the sale of the 2.625% Notes were approximately $350,394, after deducting the related offering expenses. Interest on the 2.625% Notes is payable semi-annually on June 15 and December 15 of each year, commencing December 15, 2016. Under the terms of the 2.625% Notes, as adjusted in December 2016 following completion of the 2016 Tender Offer, holders may surrender their 2.625% Notes for conversion into WebMD Common Stock at a conversion rate of 11.5389 shares of Common Stock per thousand dollars principal amount of the 2.625% Notes. This is equivalent to a conversion price of approximately $86.66 per share of Common Stock. In the aggregate, the 2.625% Notes were convertible into 4,154,004 shares of Common Stock as of December 31, 2016 and March 31, 2017. The conversion rate may be adjusted further under certain circumstances.

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

We evaluate our estimates on an ongoing basis, including those related to revenue recognition, the allowance for doubtful accounts, the carrying value of long-lived assets (including goodwill and indefinite-lived intangible assets), the amortization period of long-lived assets (excluding goodwill and indefinite-lived intangible assets), the carrying value, capitalization and amortization of software and Website development costs, the carrying value of investments, the provision for income taxes and related deferred tax accounts, the value of foreign currency forward contracts, certain accrued expenses, contingencies, litigation and related legal accruals and the value attributed to employee stock options and other stock-based awards.

Critical Accounting Policies

We believe the following reflects our critical accounting policies and our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•

Revenue Recognition.    Revenue from advertising is recognized as advertisements are delivered or as publications are distributed. Revenue from sponsorship arrangements, content syndication and distribution arrangements and subscriptions to our WebMD Health Services platform, as well as related health coaching and condition management services, is recognized ratably over the term of the applicable agreement. Revenue from information services is recognized as the underlying data is delivered. Revenue from the sponsorship of CME is recognized over the period that we substantially complete our contractual deliverables as determined by the applicable agreements.

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

•	Long-Lived Assets. Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on fair value using exit price and market participant view, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill and indefinite-lived intangible assets, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill and indefinite-lived intangible assets, whenever indicators of impairment are present. We evaluate the carrying value of goodwill and indefinite-lived intangible assets annually, or whenever indicators of impairment are present. We test goodwill for impairment at the reporting unit level only when, after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value. Long-lived assets held for sale are reported at the lower of cost or fair value less cost to sell. There was no impairment of goodwill or indefinite-lived intangible assets in 2016 or during the three months ended March 31, 2017.

•	Stock-Based Compensation. Stock-based compensation expense for all share-based payment awards granted is determined based on the grant date fair value. The grant date fair value for stock options is estimated using the Black-Scholes Option Pricing Model. We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment awards. As of March 31, 2017, there was approximately $70,500 of unrecognized stock-based compensation expense (excluding any estimate for forfeitures) related to unvested stock options and restricted stock held by employees, which is expected to be recognized over a weighted-average period of approximately 2.8 years, related to our stock-based compensation plans. Effective January 1, 2017, we adopted ASU No. 2016-09, which revised the way we account for stock-based compensation. For a more detailed discussion, see “–Recent Accounting Pronouncements – Accounting Pronouncements Adopted During 2017” below.

•	Deferred Taxes. Our deferred tax assets are comprised primarily of net operating loss carryforwards and federal tax credits. These net operating loss carryforwards and federal tax credits may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. A portion of our net deferred tax assets, primarily those related to net operating losses in certain states and certain federal tax credits, are reserved for by a valuation allowance. Management determines the need for a valuation allowance by assessing the probability of realizing deferred tax assets, taking into consideration factors including historical operating results, expectations of future earnings and taxable income. Management will continue to evaluate the need for a valuation allowance in the future.

•	Tax Contingencies. Our tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by tax authorities. These potential exposures result from applications of various statutes, rules, regulations and interpretations. Our estimates of tax contingencies reflect assumptions and judgments about potential actions by taxing jurisdictions. We believe that these assumptions and judgments are reasonable. However, our accruals may change in the future due to new developments in each matter and the ultimate resolution of these matters may be greater or less than the amount that we have accrued. Consistent with our historical financial reporting, we have elected to reflect interest and penalties related to uncertain tax positions as part of the income tax provision.

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2017		2016
	$	% (a)	$	% (a)
Revenue	$154,058	100.0	$158,553	100.0
Cost of operations	63,501	41.2	62,513	39.4
Sales and marketing	36,008	23.4	33,756	21.3
General and administrative	22,619	14.7	23,756	15.0
Depreciation and amortization	7,061	4.6	7,487	4.7
Interest income	1,953	1.3	206	0.1
Interest expense	7,066	4.6	5,100	3.2
Other expense	262	0.2	—	—

Income before income tax provision	19,494	12.7	26,147	16.5
Income tax provision	7,161	4.6	10,429	6.6

Net income	$12,333	8.0	$15,718	9.9

(a)	Amounts may not add due to rounding.

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

The following table is a summary of our non-cash expenses included in the respective statements of operations captions:

	Three Months Ended March 31,
	2017	2016
Stock-based compensation expense included in:
Cost of operations	$1,576	$1,290
Sales and marketing	1,777	1,562
General and administrative	5,670	5,676

Total stock-based compensation expense	$9,023	$8,528

Three Months Ended March 31, 2017 and 2016

The following discussion is a comparison of our results of operations for the three months ended March 31, 2017 and 2016.

Revenue

Our total revenue decreased 2.8% to $154,058 for the three months ended March 31, 2017 from $158,553 in the prior year period. The decrease was due to a decrease in advertising and sponsorship revenue of $961 and a decrease in health services revenue of $3,716, which was offset by an increase in information services revenue of $182. A more detailed discussion regarding changes in these revenue groupings is included below under “–Supplemental Financial and Operating Information.”

Costs and Expenses

Cost of Operations.    Cost of operations increased to $63,501 for the three months ended March 31, 2017 from $62,513 in the prior year period. As a percentage of revenue, cost of operations was 41.2% in the first quarter of 2017, compared to 39.4% in the prior year period. Included in cost of operations in the three months ended March 31, 2017 was non-cash expense related to stock-based compensation of $1,576, compared to $1,290 in the prior year period. Cost of operations, excluding such non-cash expense, was $61,925 or 40.2% of revenue for the three months ended March 31, 2017, compared to $61,223 or 38.6% of revenue for the prior year period. Because many of our expenses are fixed in nature, our cost of operations as a percentage of revenue increased, both with and without the non-cash expenses discussed above, for the first quarter of 2017 compared to the first quarter of 2016 as result of the decrease in our revenue of 2.8%.

Sales and Marketing.    Sales and marketing expense was $36,008 for the three months ended March 31, 2017 compared to $33,756 in the prior year period. As a percentage of revenue, sales and marketing expense was 23.4% in the first quarter of 2017, compared to 21.3% in the prior year period. Included in sales and marketing expense was non-cash expense related to stock-based compensation of $1,777 and $1,562 in the first quarters of 2017 and 2016, respectively. Sales and marketing expense, excluding such non-cash expense, was $34,231 or 22.2% of revenue for the three months ended March 31, 2017, compared to $32,194 or 20.3% of revenue for the prior year period. Because many of our expenses are fixed in nature, our sales and marketing expense as a percentage of revenue increased, both with and without the non-cash expenses discussed above, for the first quarter of 2017 compared to the first quarter of 2016 as result of the decrease in our revenue of 2.8%.

General and Administrative. General and administrative expense was $22,619 for the three months ended March 31, 2017, compared to $23,756 in the prior year period. As a percentage of revenue, general and administrative expense was 14.7% in the first quarter of 2017, compared to 15.0% in the prior year period. Included in general and administrative expense in the first quarters of 2017 and 2016 was non-cash stock-based compensation expense of $5,670 and $5,676, respectively. General and administrative expense, excluding such non-cash expense, was $16,949 or 11.0% of revenue for the three months ended March 31, 2017, compared to $18,080 or 11.4% of revenue for the prior year period. The decrease in general and administrative expense, excluding the non-cash expenses discussed above, for the first quarter of 2017 compared to the first quarter of 2016, was primarily due to lower personnel related expenses.

Depreciation and Amortization.    Depreciation and amortization expense was $7,061 for the three months ended March 31, 2017, compared to $7,487 in the same period last year.

Interest Income.    Interest income was $1,953 for the three months ended March 31, 2017, compared to $206 in the same period last year. The increase resulted from higher average rates of return on our investments, investments we made in U.S. Treasury securities starting in the second quarter of 2016, as well as higher average investment balances during the three months ended March 31, 2017 due to the net proceeds from the issuance of our 2.625% Notes on June 1, 2016.

Interest Expense.    Interest expense was $7,066 for the three months ended March 31, 2017 compared to $5,100 in the same period last year. These amounts included non-cash interest expense, related to the amortization of debt issuance costs for convertible debt, of $1,079 and $897 for the three months ended March 31, 2017 and 2016, respectively. The increase in interest expense for the three months ended March 31, 2017, compared to the prior year period, was primarily due to the issuance of our 2.625% Notes on June 1, 2016.

Other Expense.    Other expense for the three months ended March 31, 2017 includes $695 of transaction expenses, primarily professional services fees, incurred in connection with the process being conducted by our Board of Directors to explore strategic alternatives for our Company, which was partially offset by an adjustment of $433 to finalize severance and related expenses in connection with the September 2016 departure of our former Chief Executive Officer.

Income Tax Provision.    The income tax provision was $7,161, or 36.7% of pre-tax income, for the three months ended March 31, 2017, compared to $10,429, or 39.9% of pre-tax income, in the prior year period. The effective tax rate for the three months ended March 31, 2017 was lower than the prior year period, due in part to the adoption of ASU No. 2016-09 on January 1, 2017, which revised the way we account for excess tax benefits on stock-based awards. For a more detailed discussion, see “–Recent Accounting Pronouncements – Accounting Pronouncements Adopted During 2017” below.

Net Income.    Net income was $12,333 for the three months ended March 31, 2017, compared to $15,718 in the same period last year. As a percentage of revenue, net income was 8.0% of revenue for the three months ended March 31, 2017, compared to 9.9% of revenue in the prior year period. The decrease as a percentage of revenue was primarily due to the lower revenue in the 2017 period. Many of our expenses are fixed in nature and do not vary directly with revenue and, accordingly, our net income as a percentage of revenue will fluctuate primarily as a result of changes in our revenue.

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

	Three Months Ended March 31,
	2017	2016
Revenue
Advertising and sponsorship
Biopharma and medical device	$89,480	$88,685
OTC, CPG and other	31,998	33,754

	121,478	122,439
Health services	24,539	28,255
Information services	8,041	7,859

	$154,058	$158,553

Net income	$12,333	$15,718

Interest, taxes, non-cash and other items
Interest income	(1,953)	(206)
Interest expense	7,066	5,100
Income tax provision	7,161	10,429
Depreciation and amortization	7,061	7,487
Non-cash stock-based compensation	9,023	8,528
Other expense	262	—

Earnings before interest, taxes, non-cash and other items (Adjusted EBITDA)	$40,953	$47,056

The following discussion is a comparison of the results of operations for our groups of revenue and our Adjusted EBITDA for the three months ended March 31, 2017 and 2016.

Advertising and Sponsorship.    Advertising and sponsorship revenue was $121,478 in the three months ended March 31, 2017, a decrease of $961 or 0.8% from the prior year period. The decrease in revenue was primarily attributable to a decrease in our advertising and sponsorship revenue from our OTC, CPG and Other customers of $1,756, which was offset by an increase in advertising and sponsorship revenue from our biopharma and medical device customers of $795. In general, pricing remained relatively stable in our advertising and sponsorship offerings and was not a significant source of the change in revenue. For addition information, see “–Background Information on Certain Trends and Developments Affecting Our Business” above.

Health Services.    Health services revenue was $24,539 in the three months ended March 31, 2017, a decrease of $3,716 or 13.2% from the prior year period. This decrease was primarily attributable to a reduction in the number of customers using our services. In general, pricing remained relatively stable for our WebMD Health Services platform and related services and was not a significant source of the revenue decrease. The number of customers using our WebMD Health Services platform at March 31, 2017 was 80 compared to 89 customers using our WebMD Health Services platform at March 31, 2016.

Information Services.    Information services revenue was $8,041 in the three months ended March 31, 2017, an increase of $182 or 2.3% from the prior year period.

Adjusted EBITDA.    Adjusted EBITDA decreased to $40,953 or 26.6% of revenue in the three months ended March 31, 2017 from $47,056 or 29.7% of revenue in the prior year period. This decrease as a percentage of revenue was primarily due to the lower revenue in 2017. Many of our expenses are fixed in nature and do not vary directly with revenue and, accordingly, our Adjusted EBITDA as a percentage of revenue will fluctuate primarily as a result of changes in our revenue.

Explanatory Note Regarding Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure and should be viewed as supplemental to, and not as an alternative for, “net income (loss)” calculated in accordance with GAAP. Our management uses Adjusted EBITDA as an additional measure of performance for purposes of business decision-making, including developing budgets, managing expenditures, and evaluating potential acquisitions or divestitures. Period-to-period comparisons of Adjusted EBITDA help our management identify additional trends in financial results that may not be shown solely by period-to-period comparisons of net income (loss). In addition, we may use Adjusted EBITDA in the incentive compensation programs applicable to some of our employees in order to evaluate our company’s performance. We believe that the presentation of Adjusted EBITDA is useful to investors in their analysis of our results for reasons similar to the reasons why our management finds it useful and because it helps facilitate investor understanding of decisions made by our management in light of the performance metrics used in making those decisions. In addition, we believe that providing Adjusted EBITDA, together with a reconciliation of net income (loss) to Adjusted EBITDA helps investors make comparisons between us and other companies that may have different capital structures, different effective income tax rates and tax attributes, different capitalized asset values and/or different forms of employee compensation. Please see the “Explanation of Non-GAAP Financial Information” filed as Exhibit 99.1 to this Quarterly Report for additional background information regarding our use of Adjusted EBITDA. Exhibit 99.1 is incorporated in this MD&A by reference.

Liquidity and Capital Resources

As of March 31, 2017, we had $88,567 of cash and cash equivalents, investments in short-term treasury securities of $945,885 and working capital of $636,056. Our operating cash flows are affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, the timing of interest payments related to our convertible notes, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities during the three months ended March 31, 2017 was $44,872, which related to net income of $12,333, adjusted for a non-cash income tax provision of $6,621 related to deferred income taxes, and other non-cash expenses of $17,163, which include depreciation and amortization expense, non-cash interest expense and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities increased operating cash flow by $8,755, primarily due to a decrease in accounts receivable of $21,226 and an increase in deferred revenue of $18,101, which was offset by a decrease in accrued liabilities of $22,722 and an increase in prepaid and other assets of $7,850.

Cash provided by operating activities during the three months ended March 31, 2016 was $33,816, which related to net income of $15,718, adjusted for a non-cash income tax provision of $9,074 related to deferred income taxes, and other non-cash expenses of $16,912, which include depreciation and amortization expense, non-cash interest expense and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities resulted in a decrease in cash of $7,888, primarily due to cash used as a result of a decrease in accrued liabilities of $20,147 and an increase in accounts receivable of $3,070, which was offset by cash provided by an increase in deferred revenue of $13,598 and a decrease in prepaid and other assets of $1,731.

Cash used in investing activities was $451,469 and $8,703 during the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017, we used $446,042 in cash to purchase short-term investments. We used $5,427 in connection with purchases of property and equipment in the three months ended March 31, 2017, compared to $9,229 of property and equipment purchases in the prior year period. Also included in investing activities in the three months ended March 31, 2016 was the receipt of $526 related to the partial redemption of a cost-method investment.

Cash provided by financing activities was $2,740 in the three months ended March 31, 2017 and cash used in financing activities was $73,407 in the three months ended March 31, 2016. During the three months ended March 31, 2017 and 2016, we received cash proceeds of $6,604 and $30,165, respectively, related to the exercise of stock options, and used cash of $3,864 and $890, respectively, for withholding taxes on stock-based awards. Additionally, we used cash of $102,682 in the first quarter of 2016 to repay our 2.25% Notes which matured on March 31, 2016.

Potential future uses of cash include repurchases of our Common Stock, payments related to the January 2018 maturity of our 2.50% Notes and our anticipated capital expenditure requirements for 2017. Our capital expenditure requirements for 2017, which we estimate to be approximately $25 million to $30 million, primarily relate to improvements that will be deployed across our Websites in order to enable us to service future growth in unique users and page views, as well as to create new sponsorship areas for our customers, and to improve the systems used to provide our WebMD Health Services platform.

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

Recent Accounting Pronouncements

Accounting Pronouncements Adopted During 2017

In March 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which addresses, among other items, accounting for income taxes, forfeitures, and cash flow presentation of share-based compensation. We adopted ASU No. 2016-09 effective January 1, 2017.

The adoption of ASU No. 2016-09 primarily resulted in the following:

•	Net operating losses related to excess tax benefits on stock-based awards are now recognized as deferred tax assets on the balance sheet and are subject to a valuation allowance if the asset is not realizable. Effective January 1, 2017, we recorded a net cumulative-effect adjustment to increase retained earnings and increase deferred tax assets by $204,475 related to the recognition of the previously unrecognized tax benefits.

•	On a prospective basis, excess tax benefits and deficiencies generated when stock awards vest or settle are no longer recognized in equity but are instead recognized as a reduction or increase to the income tax provision, subject to a valuation allowance if the deduction is not realizable. During the three months ended March 31, 2017, we recorded a decrease to our income tax provision of $267 reflecting the recognition of excess tax benefits for stock-based awards that vested or were settled during the period.

•	Excess tax benefits on stock-based awards are now presented as an operating activity rather than as a financing activity within the consolidated statements of cash flows. We elected to retrospectively adopt the classification change in the statements of cash flows. Accordingly, $7,897 in excess tax benefits on stock-based awards for the three months ended March 31, 2016 were reclassified from financing activities to operating activities to conform with the current year presentation.

•	We have elected to account for forfeitures of stock-based awards as they occur, rather than estimate expected forfeitures. Effective January 1, 2017, we recorded a net cumulative-effect adjustment to decrease retained earnings and increase additional paid-in capital by $1,947, reflecting the previously unrecognized compensation expense due to estimated forfeitures.

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

The value of our cash and cash equivalents, which was $88.6 million at March 31, 2017, is not subject to changes in interest rates. The value of our investments, which was $945.9 million at March 31, 2017, is subject to changes in interest rates; however, due to the short-term nature of these investments, any changes are not expected to be material.

The 2.50% Notes, the 1.50% Notes and the 2.625% Notes have fixed interest rates; therefore, changes in interest rates will not impact our results of operations or financial position.

Exchange Rate Sensitivity

Substantially all of our revenues and expenses are denominated in United States dollars; however, a portion of the revenue from our international operations was contracted in foreign currencies. The impact of changes in exchange rates for three months ended March 31, 2017 and 2016 has been reflected in our results of operations and was not material, and future changes in exchange rates are not expected to have a material impact on our results of operations or financial position.

ITEM 4.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2017. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of March 31, 2017.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and the Chief Financial Officer, concluded that there were no changes in WebMD’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

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

If consumers and healthcare professionals do not perceive our content, applications and tools to be useful, reliable and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement with our health information services. We cannot assure you that we will be able to continue to develop or acquire needed content, applications and tools at a reasonable cost. In addition, since consumers may be attracted to The WebMD Health Network as a result of a specific condition or for a specific purpose, it is difficult for us to predict the rate at which they will return. Because we generate revenue by, among other things, selling sponsorships of specific pages, sections or events on The WebMD Health Network, a decline in user traffic levels or a reduction in the number of pages viewed by users could cause our advertising and sponsorship revenue to decrease and could have a material adverse effect on our results of operations. However, overall traffic to The WebMD Health Network does not have a direct correlation to our advertising and sponsorship revenue. Our ability to generate advertising and sponsorship revenue depends primarily on our ability to create content on specific topics and to program various parts of The WebMD Health Network to build and maintain traffic in areas most important to our advertising and sponsorship clients. If we are unable to do that, our advertising and sponsorship revenue could decrease even if our overall traffic remains the same or increases.

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

Our revenue from the stand-alone products and services that utilize data under the current Change Healthcare license is highly profitable and is reported net of the royalties and commissions that we pay to Change

Healthcare or others. We do not expect that the current license agreement with Change Healthcare will continue after February 2018, and expect that if such agreement is replaced with new third-party data sources, the terms of any such replacement license would not be as favorable to us as those in the current agreement. Discussions around extending our agreement with Change Healthcare have stalled. In addition, as described in Note 6 to the consolidated financial statements included in this Quarterly Report, Change Healthcare filed a lawsuit in April 2017 challenging WebMD’s rights under the license agreement to continue to use the data delivered to WebMD during the term of the agreement after the agreement’s termination in early February 2018. We are exploring other sources of third-party data and uses of our first party data to generate additional revenue streams, but we are early in that process. Accordingly, we expect that the sales of, and the profits generated by, our information services business will be materially adversely affected by the termination, in early February 2018, of our license agreement with Change Healthcare.

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

•

False Claims Laws. The Federal False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a Federal healthcare program. The whistleblower (or “qui tam”) provisions of the Federal False Claims Act allow a private individual to bring actions on behalf of the Federal government alleging that the defendant has submitted a false claim to the federal government and to share in any monetary recovery. After the filing of a qui tam suit, the Federal government may intervene and control the case; if it does not, the private individual may pursue the claim on his or her own. In addition, various states and European countries have enacted false claim laws analogous to the Federal False Claims Act, and many of these laws apply where a claim is submitted to any third-party payor and not merely a federal healthcare program. When an entity is determined to have violated the Federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government plus civil penalties. In recent years, an increasing number of Federal False Claims Act cases have been brought against drug manufacturers and resulted in significant monetary settlements and imposition of federally supervised corporate integrity agreements in circumstances that include allegations that company-sponsored continuing medical education (or CME) was unlawful off-label promotion. It is not clear whether there is a basis for the application of the Federal False Claims Act to the types of services that WebMD provides. However, plaintiffs have in the past, and may in the future, seek to name us as defendants in these types of cases. Any action against us for violation of these laws could cause us to incur significant legal expenses and may adversely affect our ability to operate our business. Similarly, False Claims Act actions and resulting corporate integrity agreements involving our customers may reduce the use of our services by our advertising and sponsorship clients.

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

The Privacy Standards and Security Standards under HIPAA establish a set of national privacy and security standards for the handling of protected health information by health plans, healthcare clearinghouses and healthcare providers (referred to as “covered entities”) and their “business associates,” which are persons or entities that perform certain services for, or functions or activities on behalf of, a covered entity (or another business associate) that involve the creation, receipt, maintenance, or transmission of protected health information. Certain portions of our business, such as those managing employee or plan member health information for employers or health plans, are subject to HIPAA as business associates of covered entities. In addition to imposing privacy and security requirements, HIPAA also creates obligations for us to report any unauthorized acquisition, access, use or disclosure of protected health information, known as a breach, to our covered entity customers. The 2013 final HITECH rule modified the breach reporting standard in a manner that made more data security incidents qualify as reportable breaches. In addition, HITECH and its implementing regulations imposed similar data breach notification requirements on vendors of personal health records that require us to notify affected individuals, the FTC, and, in some cases, the media in the event of a data breach involving the unsecured personal information of users of The WebMD Health Network. Violations of HIPAA may result in civil and criminal penalties and could damage our reputation and harm our business. HITECH increased civil penalty amounts for violations of HIPAA and significantly strengthened enforcement by requiring HHS to conduct periodic audits to confirm compliance and authorizing state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of HIPAA Privacy Standards and Security Standards that threaten the privacy of state residents. In July 2016, OCR announced a new phase of the HIPAA Audit Program, which for the first time targets business associates. Audits may, in certain circumstances, lead to full compliance reviews, with the potential for civil or criminal penalties. We cannot assure you that we will adequately address the risks created by these amended HIPAA Privacy Standards and Security Standards. In addition, we are unable to predict what changes to these Standards might be made in the future or how those changes, or other changes in applicable laws and regulations, could affect our business.

In Europe, transfers of EU individuals’ personal data from EU member states to countries not recognized as having adequate protections for personal data, which includes the U.S., are regulated by the Directive 95/46/EC and its national implementations. The U.S.-EU Safe Harbor Framework, previously used widely to legitimize transfers of personal data from the EU to the U.S, was declared invalid in 2015. On July 12, 2016, the European Commission adopted the EU-U.S. Privacy Shield to replace the U.S.-EU Safe Harbor Framework. The Privacy Shield is intended to protect the fundamental rights of anyone in the EU whose personal data are transferred to the U.S. to a Privacy-Shield certified organization. U.S. companies that self-certify to meeting the requirements of the new framework are required to among other things post a privacy policy on their Websites, and are required to reply promptly to any complaints. We are continuing to assess the need for, and form of any transfer mechanism we may use. Criminal sanctions in Europe for violations of national implementations of the data protection Directive 95/46/EC and of the e-Privacy Directive 2002/58/EC are rarely imposed, though national implementations provide for both criminal and administrative sanctions. For example, France provides for administrative fines of up to 3,000,000 Euros in case of illegal collection or processing of personally identifiable information. Under the General Data Protection Regulation, there will be fines of up to 10,000,000 Euros or up to 2% of the global sales for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of the global sales for more serious offenses.

Changes in the regulatory environment or in industry practices relating to user privacy could limit our ability to serve advertisements to consumers based on online behavior, which could adversely affect our revenue

Internet and mobile user privacy, personal data security and the use of consumer information to track online activities are major issues both in the United States and abroad. The FTC and state attorneys general continue to pay close attention to Internet privacy issues and, under their current unfair or deceptive trade practices authority, have been active in investigating and entering into consent decrees with companies because of the online privacy and data security practices of those companies. The FTC’s evolving privacy enforcement activities, as reflected in its workshops, reports and enforcement actions, may be relevant to services we offer. In the U.S., there is a possibility of new legislation and regulation and increased enforcement activities relating to privacy and behavioral advertising. In addition, changes in industry practice (whether on their own or when combined with regulatory changes) could adversely impact our ability to deliver advertisements based on online behavior. For example, it is possible that at some point in the future, it will be a common Internet practice for Websites to honor “Do Not Track” settings in Internet browsers that are turned on by default. Whether through industry practice or in combination with government regulation, such a development could limit our ability to serve advertisements to consumers based on online behavior on third-party sites or on our sites, which could adversely affect our revenue.

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

Other Risks Applicable to Our Company and to Ownership of Our Securities

We cannot assure you that our exploration of strategic alternatives will result in us pursuing a transaction or that any such transaction would be successful, and there may be negative impacts on our business and our stock price as a result of the process of exploring strategic alternatives or its conclusion

On February 16, 2017, we announced that our Board of Directors, working together with our management team and legal and financial advisors, had commenced a process to explore and evaluate potential strategic alternatives focused on maximizing shareholder value. These alternatives could include, among other things, the sale of part or all of the company, a merger with another party, other types of strategic transactions, or continuing to execute on WebMD’s business plan. As of the date of this Quarterly Report, that process is ongoing and our Board has not set a specific date for its completion. There can be no assurance that the exploration of strategic alternatives will result in a transaction or that any transaction that is agreed to will ultimately be completed. Our ability to conclude a transaction, if our Board decides to pursue one, will depend on numerous factors, some of which are outside of our control, including factors affecting the availability of financing for transactions and the financial markets in general.

Our financial results and operations may, during the process of exploring strategic alternatives, be adversely affected by factors such as the diversion of management resources and uncertainty regarding the outcome of the process. For example, the process could lead us to lose or fail to attract employees, customers or business partners. Although we have taken steps to address those risks, there can be no assurance that any such losses or distractions will not adversely affect our operations or financial results. The strategic review process could also result in fluctuations in our stock price based on speculation regarding the outcome of the process. In addition, our stock price may be adversely affected if we fail to enter into a transaction, or if the terms of any such transaction are not viewed favorably by our investors in light of the then-current trading price of our stock.

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

In December 2016, WebMD repurchased shares of its common stock in a tender offer (the “Tender Offer”). Completion of the Tender Offer may increase the possibility of another ownership change, which could decrease the existing annual limitation and would apply to all NOL carryforwards and tax credits generated prior to this potential new ownership change.

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

(c) The following table provides information about purchases by WebMD during the three months ended March 31, 2017 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
1/1/17 - 1/31/17	521	$50.78	—	$45,611,058
2/1/17 - 2/28/17	3,828	$51.00	—	$45,611,058
3/1/17 - 3/31/17	55,554	$50.39	—	$45,611,058

Total	59,903	$50.44	—

(1)	Represents shares withheld from WebMD Restricted Common Stock that vested during the respective periods in order to satisfy withholding tax requirements related to the vesting of the awards. The value of these shares was determined based on the closing price of WebMD Common Stock on the date of vesting.

(2)	In August 2011, a stock repurchase program (the “Program”) was established through which WebMD was authorized to use up to $75,000,000 to purchase shares of its Common Stock. Increases to the Program of $75,000,000, $50,000,000, $40,000,000, $30,000,000, $23,895,440, $27,450,843 and $35,197,847 were authorized in October 2011, February 2014, March 2014, April 2014, November 2014, September 2015 and September 2016, respectively. For additional information, see Note 4 to the consolidated financial statements included in this Quarterly Report.

ITEM 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBMD HEALTH CORP.

By:	/s/ BLAKE DESIMONE
Blake DeSimone
Executive Vice President and
Chief Financial Officer

Date: May 9, 2017

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 18, 2017)

10.1	Amendment No. 7, dated as of March 31, 2017, to the WebMD Supplemental Bonus Program Trust Agreement*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Section 1350 Certification of Chief Executive Officer of Registrant

32.2	Section 1350 Certification of Chief Financial Officer of Registrant

99.1	Explanation of Non-GAAP Financial Measures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Agreement relates to executive compensation.

E-1