Form 10-Q
period 2017-06-30
WebMD Health Corp.
filed 2017-08-03
CIK 1326583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Yes  ☐        No  ☑

As of July 31, 2017, the Registrant had 37,981,018 shares of Common Stock outstanding (including unvested shares of restricted Common Stock).

WEBMD HEALTH CORP.

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2017

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be, forward-looking statements. For example, statements concerning projections, predictions, expectations, estimates or forecasts and statements that describe our objectives, future performance, plans or goals are, or may be, forward-looking statements. These forward-looking statements reflect management’s current expectations concerning future results and events and can generally be identified by the use of expressions such as “may,” “will,” “should,” “could,” “would,” “likely,” “predict,” “potential,” “continue,” “future,” “estimate,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” and other similar words or phrases, as well as statements in the future tense. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. The following important risks and uncertainties could affect our future results, causing those results to differ materially from those expressed in our forward-looking statements:

•	failure to attract sufficient audiences of consumers and healthcare professionals to the areas of The WebMD Health Network of interest to our advertising and sponsorship clients;

•	failure to achieve sufficient levels of usage of our WebMD Health Services platform and related services;

•	the inability to successfully deploy new or updated applications or services for The WebMD Health Network and our WebMD Health Services platform or, if deployed, the failure to create new or enhanced revenue streams from those applications or services;

•	competition for advertisers and sponsors for our Websites and mobile applications and for employer and health insurer clients of our WebMD Health Services platform;

•	reductions in promotional and educational spending by pharmaceutical and biotechnology companies, whether resulting from the number and timing of regulatory approvals of new products or indications, from the number and timing of regulatory approvals of generic products that compete with existing brand name products or from other factors affecting the relevant markets;

•	failure to preserve and enhance the “WebMD” and “Medscape” brands and our other brands;

•	the inability to provide health coaching and condition management services that meet the needs of clients and potential clients of our WebMD Health Services platform or the failure to do so with sufficient efficiency to make those services profitable for us;

•	the inability to attract and retain qualified personnel;

•	risks relating to the completion of the pending acquisition of WebMD by Internet Brands, including risks regarding the ability of the parties to meet the conditions to closing of the transaction, as well as risks relating to unexpected costs or unexpected liabilities that may result from the proposed transaction whether or not consummated;

•	adverse economic conditions and disruptions in the capital markets;

•	adverse changes in general business or regulatory conditions affecting the healthcare, information technology and Internet industries; and

•	the Risk Factors described in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

iii

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

WEBMD HEALTH CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$662,684	$492,424
Accounts receivable, net of allowance for doubtful accounts of $1,579 at June 30, 2017 and $1,532 at December 31, 2016	149,925	179,454
Investments	447,403	498,500
Prepaid expenses and other current assets	22,100	15,294

Total current assets	1,282,112	1,185,672
Property and equipment, net	84,746	83,296
Goodwill	202,980	202,980
Intangible assets, net	6,482	7,774
Deferred tax assets, net	202,349	14,544
Other assets	7,361	6,920

TOTAL ASSETS	$1,786,030	$1,501,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$70,458	$78,597
Deferred revenue	135,505	105,310
2.50% convertible notes due 2018, net	398,959	—

Total current liabilities	604,922	183,907
2.50% convertible notes due 2018, net	—	398,066
1.50% convertible notes due 2020, net	296,015	295,432
2.625% convertible notes due 2023, net	351,868	351,190
Other long-term liabilities	27,413	28,731

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 650,000,000 shares authorized; 57,437,992 shares issued at June 30, 2017 and December 31, 2016	574	574
Additional paid-in capital	9,320,460	9,303,783
Treasury stock, at cost; 20,224,400 shares at June 30, 2017 and 20,698,568 shares at December 31, 2016	(734,835)	(747,225)
Accumulated other comprehensive (loss) income	(385)	502
Accumulated deficit	(8,080,002)	(8,313,774)

Stockholders’ equity	505,812	243,860

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,786,030	$1,501,186

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$176,024	$167,583	$330,082	$326,136
Cost of operations	70,762	65,788	134,263	128,301
Sales and marketing	37,431	35,614	73,439	69,370
General and administrative	22,786	23,983	45,405	47,739
Depreciation and amortization	7,608	7,672	14,669	15,159
Interest income	1,939	367	3,892	573
Interest expense	7,037	5,265	14,103	10,365
Transaction expense	2,103	—	2,798	—
Other income	562	—	995	—

Income before income tax provision	30,798	29,628	50,292	55,775
Income tax provision	11,887	11,848	19,048	22,277

Net income	$18,911	$17,780	$31,244	$33,498

Net income per common share:
Basic	$0.51	$0.47	$0.84	$0.89

Diluted	$0.43	$0.39	$0.73	$0.75

Weighted-average shares outstanding used in computing per share amounts:
Basic	37,127	38,041	36,996	37,654

Diluted	54,452	51,948	50,063	52,142

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$18,911	$17,780	$31,244	$33,498
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains, net of tax	(381)	434	(887)	335

Total other comprehensive (loss) income, net of tax	(381)	434	(887)	335

Comprehensive income	$18,530	$18,214	$30,357	$33,833

See accompanying notes.

WEBMD HEALTH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$31,244	$33,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,669	15,159
Non-cash interest, net	2,154	1,750
Non-cash stock-based compensation	17,935	16,400
Deferred income taxes	17,184	19,766
Gain on sale of property and equipment	(562)	—
Changes in operating assets and liabilities:
Accounts receivable	29,529	15,824
Prepaid expenses and other, net	(10,116)	785
Accrued expenses and other long-term liabilities	(9,989)	(15,152)
Deferred revenue	30,195	14,586

Net cash provided by operating activities	122,243	102,616

Cash flows from investing activities:
Purchases of property and equipment	(14,832)	(19,858)
Purchases of investments	(446,042)	(948,078)
Maturities of investments	498,332	—
Proceeds from sale of property and equipment	852	—
Partial redemption of cost-method investment	—	526

Net cash provided by (used in) investing activities	38,310	(967,410)

Cash flows from financing activities:
Proceeds from exercise of stock options	14,124	49,412
Cash used for withholding taxes due on stock-based awards	(4,417)	(3,810)
Net proceeds from issuance of convertible notes	—	350,254
Maturity of convertible notes	—	(102,682)

Net cash provided by financing activities	9,707	293,174

Net increase (decrease) in cash and cash equivalents	170,260	(571,620)
Cash and cash equivalents at beginning of period	492,424	641,165

Cash and cash equivalents at end of period	$662,684	$69,545

See accompanying notes.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, unaudited)

1.    Summary of Significant Accounting Policies

Background

WebMD Health Corp. (the “Company” or “WebMD”) is a Delaware corporation that was incorporated on May 3, 2005. The Company completed an initial public offering on September 28, 2005. The Company’s Common Stock trades under the symbol “WBMD” on the Nasdaq Global Select Market. On July 24, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MH Sub I, LLC, a Delaware limited liability company (“Parent”), and Diagnosis Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Purchaser”), pursuant to which Parent and Purchaser have agreed to acquire the Company for $66.50 per share, on the terms and subject to the conditions set forth in the Merger Agreement. Parent and Purchaser are affiliates of Internet Brands, a portfolio company of investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. See Note 10 below for additional information.

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

Health Services. Under the WebMD Health Services brand, the Company markets wellness services and solutions that help employers and health plans improve the health of their employee and plan participant populations. These services help their employees and plan participants make informed decisions about health risks and lifestyle choices. The Company hosts its WebMD Health Services platform for its employer and health plan clients, and its cloud-based online services can be accessed by their employees and plan participants using a computer, a tablet or a smartphone. The Company’s WebMD Health Services solutions start with an assessment of each individual participant’s health and well-being and then work to provide personalized paths for improving or maintaining health. The Company also offers clients the ability to design team-based and individual wellness challenges that help foster a culture of wellness in the workplace. In addition, the Company’s health and wellness

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

coaching programs, available onsite and telephonically and focusing on lifestyle, condition management, weight management and tobacco cessation, help participants make healthier choices to achieve their health and well-being goals. The WebMD Digital Health AssistantSM offers online, self-directed health coaching which enables participants to set and track wellness goals and follow self-paced personal action plans. The Company generates revenue from employer and health plan subscriptions to its WebMD Health Services platform, either directly or through its distributor relationships. In addition, clients are charged on a per-participant basis for its health and wellness coaching programs.

Information Services. The Company also generates revenue from the sale of certain information products and services on a stand-alone basis using de-identified data that it licenses from a small number of third-party data sources, of which the principal source is a license retained by HLTH Corporation (“HLTH”), the Company’s former parent company, in connection with the sale of its Emdeon Business Services (“EBS”) business. As the successor to HLTH, the Company received this license which provides the Company the rights to certain de-identified data from the operation of the EBS business (which is now known as Change Healthcare) through early February 2018 for use in the development and commercialization of various information products and services. Customers include data services, informatics and consulting companies. The Company pays a royalty to Change Healthcare in connection with the data it receives through its license with Change Healthcare. The Company’s Information Services revenue is recognized net of this royalty amount. As described in Note 6 below, Change Healthcare filed a lawsuit in April 2017 challenging the Company’s rights under the license agreement to continue to use the data delivered to the Company during the term of the agreement, after the agreement’s expiration in early February 2018.

Interim Financial Statements

The unaudited consolidated financial statements of the Company have been prepared by management and reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results to be expected for any subsequent period or for the entire year ending December 31, 2017. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the revenues recognized from the four revenue groups described above during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Advertising and sponsorship
Biopharma and medical device	$110,283	$100,620	$199,763	$189,305
OTC, CPG and other	31,766	31,127	63,764	64,881

	142,049	131,747	263,527	254,186
Health services	25,650	28,632	50,189	56,887
Information services	8,325	7,204	16,366	15,063

	$176,024	$167,583	$330,082	$326,136

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net income – Basic	$18,911	$17,780	$31,244	$33,498
Interest expense on 1.50% Notes, net of tax	878	878	1,757	1,757
Interest expense on 2.50% Notes, net of tax	1,827	1,827	3,653	3,653
Interest expense on 2.25% Notes, net of tax	—	—	—	457
Interest expense on 2.625% Notes, net of tax	1,658	—	—	—

Net income – Diluted	$23,274	$20,485	$36,654	$39,365

Denominator:
Weighted-average shares – Basic	37,127	38,041	36,996	37,654
Stock options and restricted stock	1,216	2,008	1,112	1,882
1.50% Notes	5,721	5,694	5,721	5,694
2.50% Notes	6,234	6,205	6,234	6,205
2.25% Notes	—	—	—	707
2.625% Notes	4,154	—	—	—

Adjusted weighted-average shares after assumed conversions – Diluted	54,452	51,948	50,063	52,142

Net income per common share:
Basic	$0.51	$0.47	$0.84	$0.89

Diluted	$0.43	$0.39	$0.73	$0.75

The Company has excluded certain of its convertible notes, as well as certain outstanding stock options and restricted stock, from the calculation of diluted income per common share during the periods in which such

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

securities were anti-dilutive. The following table presents the total weighted-average number of potentially dilutive common shares that were excluded from the computation of diluted income per common share during the periods presented (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Options and restricted stock	2,153	192	2,399	266
2.625% Notes	—	1,378	4,154	689

	2,153	1,570	6,553	955

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

The adoption of ASU No. 2016-09 primarily resulted in the following:

•	Net operating losses related to excess tax benefits on stock-based awards are now recognized as deferred tax assets on the balance sheet and are subject to a valuation allowance if the asset is not realizable. Effective January 1, 2017, the Company recorded a net cumulative-effect adjustment to increase retained earnings and increase deferred tax assets by $204,475 related to the recognition of the previously unrecognized tax benefits.

•	On a prospective basis, excess tax benefits and deficiencies generated when stock awards vest or settle are no longer recognized in equity but are instead recognized as a reduction or increase to the income tax provision, subject to a valuation allowance if the deduction is not realizable. During the three and six months ended June 30, 2017, the Company recorded decreases to its income tax provision of $289 and $556, respectively, reflecting the recognition of excess tax benefits for stock-based awards that vested or were settled during the periods.

•	Excess tax benefits on stock-based awards are now presented as an operating activity rather than as a financing activity within the consolidated statements of cash flows. The Company elected to retrospectively adopt the classification change in the statements of cash flows. Accordingly, $16,457 in excess tax benefits on stock-based awards for the six months ended June 30, 2016 were reclassified from financing activities to operating activities to conform with the current year presentation.

•	The Company has elected to account for forfeitures of stock-based awards as they occur, rather than estimate expected forfeitures. Effective January 1, 2017, the Company recorded a net cumulative-effect adjustment to decrease retained earnings and increase additional paid-in capital by $1,947, reflecting the previously unrecognized compensation expense due to estimated forfeitures.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The revised guidance requires an entity to apply modification accounting provisions if the value, vesting conditions or classification of the award changes. The revised guidance must be applied on a prospective basis and is effective for the Company beginning in the quarter ending March 31, 2018, with early adoption permitted. The Company has not yet determined the impact the revised guidance will have on its consolidated financial statements.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Effective April 4, 2012, after giving effect to an adjustment resulting from a self-tender offer for the Company’s Common Stock that the Company completed on April 3, 2012, the conversion rate was adjusted to 15.3223 shares of Common Stock per thousand dollars principal amount of the 2.50% Notes. This was equivalent to an adjusted conversion price of approximately $65.26 per share of Common Stock. In the aggregate, the 2.50% Notes were convertible into 6,128,920 shares of Common Stock following the April 4, 2012 adjustment.

Effective September 11, 2013, after giving effect to an adjustment resulting from a self-tender offer for the Company’s Common Stock that the Company completed on September 10, 2013, the conversion rate was adjusted to 15.4764 shares of Common Stock per thousand dollars principal amount of the 2.50% Notes. This was equivalent to an adjusted conversion price of approximately $64.61 per share of Common Stock. In the aggregate, the 2.50% Notes were convertible into 6,190,560 shares of Common Stock following the September 11, 2013 adjustment.

Effective September 10, 2014, after giving effect to an adjustment resulting from a self-tender offer for the Company’s Common Stock that the Company completed on September 9, 2014, the conversion rate was adjusted to 15.5118 shares of Common Stock per thousand dollars principal amount of the 2.50% Notes. This was equivalent to an adjusted conversion price of approximately $64.47 per share of Common Stock. In the aggregate, the 2.50% Notes were convertible into 6,204,720 shares of Common Stock following the September 10, 2014 adjustment.

Effective December 16, 2016, after giving effect to an adjustment resulting from a self-tender offer for the Company’s Common Stock that the Company completed on December 15, 2016, the conversion rate was adjusted to 15.5854 shares of Common Stock per thousand dollars principal amount of the 2.50% Notes. This is equivalent to an adjusted conversion price of approximately $64.16 per share of Common Stock. In the aggregate, the 2.50% Notes are convertible into 6,234,160 shares of Common Stock following the December 16, 2016 adjustment.

Under the terms of the 2.50% Notes, if the Company undergoes certain change of control transactions prior to the maturity date of the 2.50% Notes, holders of the 2.50% Notes will have the right, at their option, to require the Company to repurchase some or all of their 2.50% Notes at a repurchase price equal to 100% of the principal amount of the 2.50% Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. At the Company’s option, and to the extent permitted by the applicable rules of the Nasdaq Global Select Market (or the applicable rules of such other exchange on which the Company’s Common Stock may be listed), instead of paying the repurchase price in cash, the Company may pay the repurchase price in shares of its Common Stock or a combination of cash and shares of its Common Stock. However, in the case of certain change of control transactions in which the Company is acquired by a public company, the Company may elect to provide for conversion of the 2.50% Notes into acquirer common stock, in which case the repurchase option would not apply. If the Tender Offer described in Note 10 below is consummated, it would result in a change of control and holders of the 2.50% Notes would have the right to require repurchase of their 2.50% Notes, as described above. In addition, holders of 2.50% Notes who convert them within certain designated time periods would, as a result of the consummation of the Tender Offer, be entitled to receive additional shares of WebMD Common Stock, in addition to what the holder would be entitled to pursuant to the applicable conversion rate (sometimes referred to as a “make-whole adjustment”) in accordance with the provisions of the Indenture for the 2.50% Notes.

2.25% Convertible Notes due 2016

On March 14, 2011, the Company issued $400,000 aggregate principal amount of its 2.25% Convertible Notes due 2016 (the “2.25% Notes”) in a private offering. Net proceeds from the sale of the 2.25% Notes were

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Effective April 4, 2012, after giving effect to an adjustment resulting from a self-tender offer for the Company’s Common Stock that the Company completed on April 3, 2012, the conversion rate was adjusted to 13.7502 shares of Common Stock per thousand dollars principal amount of the 2.25% Notes. This was equivalent to an adjusted conversion price of approximately $72.73 per share of Common Stock. In the aggregate, the 2.25% Notes were convertible into 5,500,080 shares of Common Stock following the April 4, 2012 adjustment.

Effective September 11, 2013, after giving effect to an adjustment resulting from a self-tender offer for the Company’s Common Stock that the Company completed on September 10, 2013, the conversion rate was adjusted to 13.8884 shares of Common Stock per thousand dollars principal amount of the 2.25% Notes. This was equivalent to an adjusted conversion price of approximately $72.00 per share of Common Stock. In the aggregate, the 2.25% Notes were convertible into 5,555,360 shares of Common Stock following the September 11, 2013 adjustment.

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

Effective September 10, 2014, after giving effect to an adjustment resulting from a self-tender offer for the Company’s Common Stock that the Company completed on September 9, 2014, the conversion rate was adjusted to 13.9202 shares of Common Stock per thousand dollars principal amount of the 2.25% Notes. This was equivalent to an adjusted conversion price of approximately $71.84 per share of Common Stock. In the aggregate, the 2.25% Notes were convertible into 3,511,120 shares of Common Stock following the September 10, 2014 adjustment.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Effective September 10, 2014, after giving effect to an adjustment resulting from a self-tender offer for the Company’s Common Stock that the Company completed on September 9, 2014, the conversion rate was adjusted to 18.9795 shares of Common Stock per thousand dollars principal amount of the 1.50% Notes. This was equivalent to an adjusted conversion price of approximately $52.69 per share of Common Stock. In the aggregate, the 1.50% Notes were convertible into 5,693,850 shares of Common Stock following the September 10, 2014 adjustment.

Effective December 16, 2016, after giving effect to an adjustment resulting from a self-tender offer for the Company’s Common Stock that the Company completed on December 15, 2016, the conversion rate was adjusted to 19.0695 shares of Common Stock per thousand dollars principal amount of the 1.50% Notes. This is equivalent to an adjusted conversion price of approximately $52.44 per share of Common Stock. In the aggregate, the 1.50% Notes are convertible into 5,720,850 shares of Common Stock following the December 16, 2016 adjustment.

Under the terms of the 1.50% Notes, if the Company undergoes certain change of control or other “fundamental change” transactions prior to the maturity date of the 1.50% Notes, holders of the 1.50% Notes will have the right, at their option, to require the Company to repurchase some or all of their 1.50% Notes at a repurchase price equal to 100% of the principal amount of the 1.50% Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. However, the repurchase option will not apply in the case of certain change of control or other fundamental change transactions in which the Company is acquired by a public company, and (a) not less than 90% of the consideration received or to be received by holders of WebMD Common Stock, excluding cash payments for fractional shares, consists of acquirer common stock and (b) as a result of the transaction, the 1.50% Notes become convertible into the same consideration. If the Tender Offer described in Note 10 below is consummated, it would result in a “fundamental change” and holders of the 1.50% Notes would have the right to require repurchase of their 1.50% Notes, as described above. In addition, holders of 1.50% Notes who convert them within certain designated time periods would, as a result of the consummation of the Tender Offer, be entitled to receive additional shares of WebMD Common Stock, in addition to what the holder would be entitled to pursuant to the applicable conversion rate (sometimes referred to as a “make-whole adjustment”) in accordance with the provisions of the Indenture for the 1.50% Notes.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Effective December 16, 2016, after giving effect to an adjustment resulting from a self-tender offer for the Company’s Common Stock that the Company completed on December 15, 2016, the conversion rate was adjusted to 11.5389 shares of Common Stock per thousand dollars principal amount of the 2.625% Notes. This is equivalent to an adjusted conversion price of approximately $86.66 per share of Common Stock. In the aggregate, the 2.625% Notes are convertible into 4,154,004 shares of Common Stock following the December 16, 2016 adjustment.

Under the terms of the 2.625% Notes, if the Company undergoes certain change of control or other “fundamental change” transactions prior to the maturity date of the 2.625% Notes, holders of the 2.625% Notes will have the right, at their option, to require the Company to repurchase some or all of their 2.625% Notes at a repurchase price equal to 100% of the principal amount of the 2.625% Notes being repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date. However, the repurchase option will not apply in the case of certain change of control or other fundamental change transactions in which the Company is acquired by a public company, and (a) not less than 90% of the consideration received or to be received by holders of WebMD Common Stock, excluding cash payments for fractional shares, consists of acquirer common stock and (b) as a result of the transaction, the 2.625% Notes become convertible into the same consideration. If the Tender Offer described in Note 10 below is consummated, it would result in a “fundamental change” and holders of the 2.625% Notes would be entitled to require repurchase of their 2.625% Notes, as described above. In addition, holders of 2.625% Notes who convert them within certain designated time periods may, as a result of the consummation of the Tender Offer, have the right to receive additional shares of WebMD Common Stock, in addition to what the holder would be entitled to pursuant to the applicable conversion rate (sometimes referred to as a “make-whole adjustment”) in accordance with the provisions of the Indenture for the 2.625% Notes.

The balances of the Company’s convertible notes as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017			December 31, 2016
	Principal Amount	Less Unamortized Debt Issuance Costs	Net Carrying Amount	Principal Amount	Less Unamortized Debt Issuance Costs	Net Carrying Amount
2.50% Notes	$400,000	$(1,041)	$398,959	$400,000	$(1,934)	$398,066
1.50% Notes	$300,000	$(3,985)	$296,015	$300,000	$(4,568)	$295,432
2.625% Notes	$360,000	$(8,132)	$351,868	$360,000	$(8,810)	$351,190

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash and Marketable Securities

The following table sets forth the Company’s Level 1 financial assets that were measured and recorded at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

		June 30, 2017			December 31, 2016
	Fair Value Estimate Using:	Amortized Cost Basis	Fair Value	Gross Unrealized Gains (Losses)	Amortized Cost Basis	Fair Value	Gross Unrealized Gains
Cash and cash equivalents	Level 1	$662,684	$662,684	$—	$492,424	$492,424	$—
U.S. Treasury securities	Level 1	$447,987	$447,403	$(584)	$498,359	$498,500	$141
Equity security	Level 1	$—	$103	$103	$—	$278	$278

In December 2016, the Company invested $498,332 in U.S. Treasury securities that matured in June 2017. These securities are reflected within Investments on the accompanying consolidated balance sheet as of December 31, 2016. In January 2017, the Company invested $446,042 in U.S. Treasury securities that are scheduled to mature in January 2018. These securities are reflected within Investments on the accompanying consolidated balance sheet as of June 30, 2017.

The Company’s Level 1 equity security consists of an equity investment in a publicly traded company that completed its initial public offering in December 2014.

The unrealized gains (losses) related to these investments, net of tax, are included within accumulated other comprehensive (loss) income in the accompanying consolidated balance sheets as of June 30, 2017 and December 31, 2016.

Foreign Currency Forward Contracts

The Company is exposed to fluctuations in foreign currencies related to contracts with certain of the Company’s customers that are denominated in foreign currencies, principally the British Pound and the Euro. In order to manage this risk, the Company has hedged portions of its foreign currency denominated customer contracts with foreign currency forward contracts. At June 30, 2017 and December 31, 2016, the Company had foreign currency forward contracts with U.S. dollar equivalent notional amounts of $13,253 and $15,401, respectively, all of which were designated as and qualified as cash flow hedges. These forward contracts are intended to fix the amount of these foreign currency obligations in terms of the Company’s functional currency, the U.S. dollar. All of the Company’s derivative instruments are utilized for risk management purposes, and the Company does not use derivatives for speculative trading purposes.

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the fair values of foreign currency forward contracts, which are valued using Level 2 inputs, and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	June 30, 2017	December 31, 2016
Prepaid expenses and other current assets	$172	$806
Other assets	$135	$256
Accrued expenses	$(239)	$(163)
Other long-term liabilities	$(355)	$(9)

The impact on accumulated other comprehensive (loss) income (“AOCI”) and net income from foreign currency forward contracts were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(Loss) gain recognized in AOCI	$(685)	$578	$(805)	$578
(Loss) gain reclassified from AOCI to cost of operations	$(436)	$346	$(306)	$346

Other

For disclosure purposes, the Company is required to measure the outstanding value of its debt on a recurring basis. The following table presents the principal amount and estimated fair value (based on Level 2 market price data) of the Company’s convertible notes as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Principal Amount	Fair Value	Principal Amount	Fair Value
2.50% Notes	$400,000	$414,040	$400,000	$409,000
1.50% Notes	$300,000	$382,326	$300,000	$338,565
2.625% Notes	$360,000	$356,371	$360,000	$341,928

The Company also holds an investment in a privately held company, which is carried at cost, and not subject to fair value measurements. However, if events or circumstances indicate that its carrying amount may not be recoverable, it would be reviewed for impairment. The total amount of the Company’s investment in this privately held company was $3,872 as of June 30, 2017 and December 31, 2016. During the three months ended March 31, 2016, a portion of this investment was redeemed for $526 in cash. Since the Company does not have the ability to exercise significant influence over this company, the investment is accounted for under the cost method and it is included in other assets on the accompanying consolidated balance sheets as of June 30, 2017 and December 31, 2016.

4.    Equity

Treasury Stock

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying consolidated balance sheets, unless the shares are cancelled and retired.

Self-Tender Offer

On December 15, 2016, the Company completed a self-tender offer (the “2016 Self-Tender Offer”) through which it repurchased 2,000,000 shares of its Common Stock at a price of $55.00 per share for total consideration

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of $110,413, which includes $413 of costs directly attributable to the purchase. The shares repurchased through the 2016 Self-Tender Offer are reflected as treasury stock in the accompanying consolidated balance sheets.

Stock Repurchase Program

In August 2011, the Board of Directors established a stock repurchase program (the “Program”) through which the Company was authorized to use up to $75,000 to purchase shares of WebMD Common Stock, from time to time, in the open market through block trades or in private transactions, depending on market conditions and other factors. In October 2011, February 2014, March 2014, April 2014, November 2014, September 2015 and September 2016, the Company’s Board of Directors authorized increases to the Program of $75,000, $50,000, $40,000, $30,000, $23,895, $27,451 and $35,198, respectively. The Company did not repurchase any shares of its Common Stock during the three and six months ended June 30, 2017 or during the three and six months ended June 30, 2016. As of June 30, 2017, $45,611 remained available for repurchases under the Program.

Accumulated Other Comprehensive (Loss) Income

The following table summarizes the Company’s changes in AOCI:

	Unrealized Gains (Losses) on Marketable Securities, net of tax	Unrealized Gains (Losses) on Foreign Currency Forward Contracts, net of tax	Total
Balance at December 31, 2015	$357	$—	$357
Unrealized gain before reclassifications	191	358	549
Amounts reclassified from AOCI to cost of operations	—	(214)	(214)

Net current period other comprehensive income	191	144	335

Balance at June 30, 2016	$548	$144	$692

Balance at December 31, 2016	$261	$241	$502
Unrealized loss before reclassifications	(578)	(499)	(1,077)
Amounts reclassified from AOCI to cost of operations	—	190	190

Net current period other comprehensive loss	(578)	(309)	(887)

Balance at June 30, 2017	$(317)	$(68)	$(385)

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.    Intangible Assets

Intangible assets consist of the following:

	June 30, 2017				December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (a)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (a)
Content	$15,954	$(15,954)	$—	—	$15,954	$(15,954)	$—	—
Customer relationships	34,057	(32,039)	2,018	1.1	34,057	(31,274)	2,783	1.9
Technology and patents	17,882	(17,882)	—	—	17,882	(17,355)	527	0.5
Trade names-definite lives	2,530	(2,530)	—	—	2,530	(2,530)	—	—
Trade names-indefinite lives	4,464	—	4,464	n/a	4,464	—	4,464	n/a

Total	$74,887	$(68,405)	$6,482		$74,887	$(67,113)	$7,774

(a)	The calculation of the weighted-average remaining useful life is based on the net book value and the remaining amortization period of each respective intangible asset.

Amortization expense was $642 and $1,292 during the three and six months ended June 30, 2017, respectively, and $780 and $1,560 during the three and six months ended June 30, 2016. Future amortization expense for intangible assets is estimated to be:

Year Ending December 31:
2017 (July 1st to December 31st)	$752
2018	$1,266

6.    Commitments and Contingencies

Legal Proceedings

Dual Diagnosis Treatment Center, et al. v. Blue Cross of California, et al.

On May 8, 2015, six providers of substance abuse and/or mental health treatment services located in the States of California, Arizona and Florida filed an action in the United States District Court for the Central District of California (the “Blue Cross Action”) initially against twenty-eight (28) Blue Cross and Blue Shield companies (collectively “Blue Cross”), as well as at least forty-one (41) health and benefit plans, including the WebMD Health and Welfare Plan (the “Health Plan”). Additional defendants have since been added. Horizon Blue Cross Blue Shield of New Jersey, one of the Blue Cross companies named as a defendant, serves as third-party claims administrator for the Health Plan, a welfare plan sponsored by the Company under the applicable provisions of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Company self-insures (up to the deductible amount under the Company’s stop loss insurance policy) the group health plan component of the Health Plan. The Company serves as “plan administrator” for the Health Plan under ERISA. The plaintiffs, “out-of-network” providers to Blue Cross, claim that Blue Cross improperly ignored assignments of benefits received by the plaintiffs from the individual plan participants and sent payments directly to such individual participants who then failed to remit those payments to the providers. Plaintiffs claim that defendants’ failures to honor the assignments violate ERISA and state law and they seek recovery for benefit claims in unspecified amounts that they claim have been paid to the wrong party together with attorney fees, as well as removal of all fiduciaries who are found to have breached ERISA-imposed duties under the relevant health and benefit plans on account of such conduct, and injunctive relief to enjoin Blue Cross from alleged unlawful practices regarding assignments of benefits. The Company (on behalf of the Health Plan) has not yet filed an

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

answer to the complaint. On September 14, 2015, most of the named defendants, including the Health Plan, filed an omnibus motion to dismiss the complaint for failure to state a claim. Thereafter, the plaintiffs amended the complaint and added new parties. Defendants received an extension of time to respond to the amended complaint and on January 25, 2016, 184 defendants, including the Health Plan, renewed the omnibus motion to dismiss after all new parties were served and appeared in the Blue Cross Action. Opposition papers were filed on the motion on March 21, 2016, and reply papers were filed by the moving defendants on April 4, 2016. Oral argument on the motion was held on May 31, 2016, after which the parties filed additional submissions at the Court’s direction. The motion was granted on November 22, 2016, with leave to amend to the extent there were additional allegations that could overcome the deficiencies of the dismissed complaint. On December 23, 2016, the plaintiffs filed a second amended complaint which included a claim against the Health Plan. On March 1, 2017, the defendants remaining in the case, including the Company (on behalf of the Health Plan), filed a joint motion to dismiss the second amended complaint. On May 8, 2017, the plaintiffs filed their opposition to the motion, and on May 30, 2017, the plaintiffs filed their reply. On June 12-13, 2017, the Court held oral arguments on the motions and reserved decision. The Company is unable to predict the outcome of this action or to reasonably estimate the possible loss or range of loss, if any, arising from the claims asserted therein.

Change Healthcare v. WebMD

On April 4, 2017, Change Healthcare Operations, LLC (“Change Healthcare”) filed an action in the Supreme Court of the State of New York, Commercial Division, against the Company in connection with the Amended and Restated Data License Agreement, dated as of February 8, 2008, between the parties (the “Data Agreement”). Change Healthcare is seeking a declaratory judgment that de-identified data licensed by Change Healthcare to the Company and delivered to the Company prior to the expiration of the Data Agreement on February 8, 2018, cannot be licensed by the Company to third parties after the February 8, 2018 expiration date. The lawsuit also claims damages for breach of contract, tortious interference with prospective business relations and unfair competition as a result of the Company’s activities in licensing this data to its customers for periods after February 8, 2018. On May 12, 2017, the Company filed a Motion to Dismiss the Complaint and Stay Discovery. On June 2, 2017, Change Healthcare filed its response in opposition to the Company’s Motion to Dismiss. On June 8, 2017, the Company filed its reply in further support of its Motion to Dismiss the Complaint and Stay of Discovery. The Company is unable to predict the outcome of this action or to reasonably estimate the possible loss or range of loss, if any, arising from the claims asserted therein.

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

The 2005 Long-Term Incentive Plan (as amended, the “2005 Plan”) is the only existing plan under which future grants can be made. The maximum number of shares of the Company’s Common Stock that may be subject to awards under the 2005 Plan was 25,550,000 as of June 30, 2017, subject to adjustment in accordance with the terms of the 2005 Plan. At the Company’s Annual Meeting of Stockholders held on June 1, 2017, the Company’s stockholders approved an amendment to the 2005 Plan to increase the number of shares of Common

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock issuable under the 2005 Plan by 575,000 shares and those shares are included in that maximum number. The Company had an aggregate of 1,238,518 shares of Common Stock available for future grants under the 2005 Plan at June 30, 2017, of which 281,200 shares are available for grant only to individuals who are not executive officers of the Company (other than in the case of a new hire who joins the Company as an executive officer) or members of the Company’s Board of Directors.

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

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (a)
Outstanding at January 1, 2017	6,118,824	$41.55
Granted	175,300	50.72
Exercised	(467,556)	36.54
Cancelled	(214,169)	45.90

Outstanding at June 30, 2017	5,612,399	$42.08	7.3	$93,399

Vested and exercisable at the end of the period	2,408,594	$36.25	5.7	$54,034

(a)	The aggregate intrinsic value is based on the market price of the Company’s Common Stock on June 30, 2017, which was $58.65, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on June 30, 2017.

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

	Six Months Ended June 30,
	2017	2016
Expected dividend yield	0.0%	0.0%
Expected volatility	0.31 - 0.35	0.40 - 0.44
Risk-free interest rate	1.62% - 1.92%	0.86% - 1.71%
Expected term (years)	3.9 - 4.7	4.0 - 4.8
Weighted-average fair value of options granted during the period	$15.77	$18.89

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

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

employment on the applicable vesting dates. The following table summarizes the activity of the Company’s Restricted Stock:

	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2017	880,026	$45.97
Granted	2,000	52.68
Vested	(156,264)	43.81
Forfeited	(18,910)	44.27

Balance at June 30, 2017	706,852	$46.51

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

Proceeds received from the exercise of options to purchase shares of the Company’s Common Stock were $7,520 and $14,124 during the three and six months ended June 30, 2017, respectively, and $19,247 and $49,412 during the three and six months ended June 30, 2016, respectively. Additionally, in connection with the exercise of certain stock options and the vesting of restricted stock, the Company made payments of $553 and $4,417 during the three and six months ended June 30, 2017, respectively, and $2,920 and $3,810 during the three and six months ended June 30, 2016, respectively, related to employee statutory withholding taxes that were satisfied by withholding shares of Common Stock of equal value from the respective employees. The proceeds and payments described above are reflected within cash flows from financing activities within the accompanying consolidated statements of cash flows.

The intrinsic value related to stock options that were exercised, combined with the fair value of shares of restricted stock that vested, aggregated $4,597 and $15,478 for the three and six months ended June 30, 2017, respectively, and $17,060 and $39,294 for the three and six months ended June 30, 2016, respectively.

Other

Each year, the Company issues shares of its Common Stock, under the 2005 Plan, to non-employee members of its Board of Directors with a value equal to their annual Board and committee retainers. The Company recorded $116 and $233 of stock-based compensation expense for the three and six months ended June 30, 2017, respectively, and $116 and $233 of stock-based compensation expense for the three and six months ended June 30, 2016, respectively, in connection with these issuances.

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	$5,418	$4,940	$10,892	$10,190
Restricted stock	3,378	2,816	6,810	5,977
Other	116	116	233	233

Total stock-based compensation expense	$8,912	$7,872	$17,935	$16,400

Included in:
Cost of operations	$1,514	$1,140	$3,090	$2,430
Sales and marketing	1,898	1,382	3,675	2,944
General and administrative	5,500	5,350	11,170	11,026

Total stock-based compensation expense	$8,912	$7,872	$17,935	$16,400

As of June 30, 2017, approximately $60,600 of unrecognized stock-based compensation expense related to unvested awards (excluding any estimate for forfeitures) is expected to be recognized over a weighted-average period of approximately 2.7 years, related to the Plans.

8.    Transaction Expense

Transaction expense for the three and six months ended June 30, 2017 represents professional services fees incurred in connection with the process conducted by the Board of Directors to explore strategic alternatives for the Company.

9.    Other Income

Other income of $562 for the three months ended June 30, 2017 represents a gain on the sale of property during the period. In addition to the gain on the sale of property, other income for the six months ended June 30, 2017 includes an adjustment of $433 to finalize severance and related expenses in connection with the September 2016 departure of the former Chief Executive Officer of the Company.

10.    Subsequent Event

On July 24, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MH Sub I, LLC, a Delaware limited liability company (“Parent”), and Diagnosis Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Purchaser”). Parent and Purchaser are affiliates of Internet Brands, a portfolio company of investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. Pursuant to the terms of the Merger Agreement, Purchaser will commence a tender offer (the “Tender Offer”), no later than 10 business days after the date of the Merger Agreement, to purchase all of the issued and outstanding shares of Common Stock of the Company, par value $0.01 per share (each, a “Share”), at a purchase price of $66.50 per Share (the “Offer Price”), without interest, and subject to any required withholding of taxes.

As soon as practicable following the consummation of the Tender Offer and satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will merge with and into the Company (the “Merger”) in accordance with the Merger Agreement and under Section 251(h) of the General Corporation Law of the State of

WEBMD HEALTH CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Delaware, and the Company will survive the Merger as a wholly-owned subsidiary of Parent. In the Merger, each Share that is not tendered and accepted pursuant to the Tender Offer will be cancelled and converted into the right to receive cash in an amount equal to the Offer Price, without interest (the “Merger Consideration”), other than Shares (i) held in the treasury of the Company or owned by any direct or indirect wholly-owned subsidiary of the Company, (ii) owned by Purchaser, Parent or any direct or indirect wholly-owned subsidiary of Parent immediately prior to the effective time of the Merger, and (iii) held by stockholders who have properly exercised their appraisal rights under Delaware law.

The obligation of Purchaser to purchase Shares tendered in the Tender Offer is subject to certain conditions, including (i) the expiration or termination of any waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other applicable antitrust laws, (ii) there having been validly tendered and not withdrawn the number of Shares that, when added to the Shares already owned by Parent or its subsidiaries, shall constitute a majority of the then outstanding Shares at the expiration of the Tender Offer (determined in accordance with the terms of the Merger Agreement, which provides for the inclusion of certain additional Shares underlying equity awards and convertible securities for which all the requirements for the obtaining of Shares have been satisfied but excluding Shares held by the Company), and (iii) the completion of a specified marketing period for the debt financing Parent and Purchaser are using to fund a portion of the aggregate Offer Price and Merger Consideration. The consummation of the Merger is subject to certain customary closing conditions, including consummation of the Tender Offer and the absence of any law, injunction, judgment or other legal restraint that prohibits the consummation of the Merger. Neither the Tender Offer nor the Merger is subject to a financing condition.

The Merger Agreement also includes customary termination provisions for both the Company and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company will be required to pay to Parent a termination fee of $75,000. The Merger Agreement also provides that Parent will be required to pay to the Company a reverse termination fee of $175,000 under certain circumstances specified in the Merger Agreement.

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

Overview

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and is intended to provide an understanding of our results of operations, financial condition and changes in our results of operations and financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides: a general description of our company and its business; background information on certain trends, transactions and other developments affecting our company; and a discussion of how seasonal factors may impact the timing of our revenue.

•	Critical Accounting Estimates and Policies. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective and often complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (which we refer to as the SEC).

•	Results of Operations and Supplemental Financial and Operating Information. These sections provide our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on a consolidated basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of June 30, 2017.

•	Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

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

Health Services.    Under the WebMD Health Services brand, we market wellness services and solutions that help employers and health plans improve the health and well-being of their employee and plan participant populations. Our services help their employees and plan participants make informed decisions about health risks and lifestyle choices. We host our WebMD Health Services platform for our employer and health plan clients, and our cloud-based online services can be accessed by their employees and plan participants using a computer, a tablet or a smartphone. Our flexible architecture allows us to integrate with the client’s existing programs, Websites and intranets. Our solutions start with an assessment of each individual participant’s health and well-being and then work to provide personalized paths for improving or maintaining health. We also offer clients the ability to design team-based and individual wellness challenges that help foster a culture of wellness in the workplace. In addition, our health and wellness coaching programs, available onsite and telephonically and focusing on lifestyle, condition management, weight management and tobacco cessation, help participants make healthier choices to achieve their health and well-being goals. Our WebMD Digital Health AssistantSM offers online, self-directed health coaching which enables participants to set and track wellness goals and follow self-paced personal action plans. We generate Health Services revenue from employer and health plan subscriptions to our WebMD Health Services platform, either directly or through distributor relationships. In addition, clients are charged on a per participant basis for our health and wellness coaching programs.

Information Services.    We generate revenue from the sale of certain information products and services on a stand-alone basis using de-identified data that we license from a small number of third-party data sources, of which the principal source is a license from Change Healthcare to HLTH Corporation (or HLTH), our former parent company. As the successor to HLTH, this license provides us the rights to certain de-identified data from Change Healthcare through early February 2018 for use in the development and commercialization of various information products and services. Customers for these information services include data services, informatics and consulting companies. Our revenue from the products and services that utilize data under the current Change Healthcare license is highly profitable and is reported net of the royalties and commissions that we pay to Change Healthcare or others. Our license agreement with Change Healthcare will expire in early February 2018, and we expect that if such agreement is replaced with new third-party data sources, the terms of any such replacement license would not be as favorable to us as those in the current agreement. In addition, as described in Note 6 to the consolidated financial statements included in this Quarterly Report, Change Healthcare filed a lawsuit in April 2017 challenging WebMD’s rights under the license agreement to continue to use the data delivered to WebMD during the term of the agreement, after the agreement’s expiration in early February 2018. We are exploring other sources of third-party data and uses of our first party data to generate additional revenue streams, but we are early in that process. Accordingly, we expect that the sales of, and the profits generated by, our information services business will be materially adversely affected by the expiration, in early February 2018, of our license agreement with Change Healthcare.

Pending Acquisition of WebMD by Internet Brands.    As previously announced, WebMD has entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 24, 2017, with MH Sub I, LLC, a Delaware limited liability company (“Parent”), and Diagnosis Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Purchaser”), pursuant to which Parent and Purchaser have agreed to acquire WebMD for $66.50 per share, on the terms and subject to the conditions set forth in the Merger Agreement. Parent and Purchaser are affiliates of Internet Brands, a portfolio company of investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. A description of the Merger Agreement and the transactions contemplated thereby was included in Item 1.01 of the Current Report on Form 8-K filed by WebMD on July 26, 2017. A copy of that Item 1.01 is attached to this Quarterly Report as Exhibit 99.2 and is incorporated by reference herein.

Background Information on Certain Trends and Developments Affecting Our Business.    Key trends and developments affecting the use of healthcare information services of the types we provide or are developing and our ability to generate revenue from those services include the following:

•	Online Marketing and Education Spending for Healthcare Products. Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating consumers and physicians about them; however, only a small portion is currently spent on online services. We believe that these companies, which represented approximately 76% of our advertising and sponsorship revenue in 2016, are aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to consumers and physicians. In addition, in an effort to improve operating efficiencies, some pharmaceutical companies have been reducing their field sales forces in the past several years.

–	We believe that we are well-positioned to provide advertising solutions for pharmaceutical products that are currently being marketed as well as those in the pipeline for Food and Drug Administration (FDA) approval. Many of these pharmaceutical products are expensive therapies that treat complex conditions affecting relatively small patient populations, for which we believe that our online services provide an efficient way to reach target audiences.

–	However, notwithstanding our general expectation for increased future demand, we cannot predict the extent or the pace of any shift by pharmaceutical, biotechnology and medical device companies of their marketing expenditures to online services or to what extent they will choose WebMD to provide such services. In addition, some of our pharmaceutical company customers have experienced patent expirations for certain of their products in the past several years and some are expected to experience patent expirations over the next several years. In the pharmaceutical industry, patent expirations allow for competition from lower-priced generic versions of the patented drugs and generally result in the termination of marketing efforts for the drug and, in certain instances, have resulted in reductions in the overall online advertising budgets for some of our customers.

•	Trends Affecting the Pharmaceutical Industry. The pharmaceutical industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. The expectations of pharmaceutical companies regarding pending or potential industry developments may affect their budgeting processes and spending plans with respect to services of the types we provide. Federal and state governments have increased scrutiny of pricing practices for prescription drugs and biological products in recent years. The heightened scrutiny could potentially lead to additional pricing regulations or other changes in how those products are distributed and the roles played by various industry participants in that distribution, including significant changes in how drugs are procured for government-funded programs, such as Medicare and Medicaid. Our pharmaceutical company customers are assessing the implications of potential changes for their businesses and we believe that some may, in light of the uncertainty regarding the nature and timing of any such changes, be delaying or deferring deployment of their marketing budgets. We cannot predict the effect that any resulting changes may have on the marketing plans of our customers in future periods or their future use of our services. For additional discussion, see “–Healthcare Reform” below.

•	Healthcare Reform. Political, economic, regulatory and enforcement influences are subjecting the healthcare industry in the U.S. to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could impact the various healthcare entities with which we do business. In particular, we anticipate that the U.S. Executive Branch, U.S. Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs, particularly given the ongoing scrutiny regarding healthcare pricing in the U.S. generally, and prescription drug pricing specifically. Such policies could limit the prices our advertisers and sponsors charge for their healthcare-related products or services, limit the commercial opportunities of our advertisers and sponsors and negatively impact revenues collected by our advertisers and sponsors. However, the nature and timing of any specific changes is uncertain. Our advertisers and sponsors may, in response to any such changes or the uncertainty regarding potential changes, reduce their expenditures or postpone expenditure decisions, including expenditures for our services, which could have a material adverse effect on our business.

One law with a significant impact on the healthcare industry is the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (which we refer to as the Affordable Care Act). The Affordable Care Act made extensive changes to the system of healthcare insurance and benefits in the U.S. There may be additional legislative and regulatory changes, including the potential repeal and replacement of key portions of the Affordable Care Act. However, the nature and scope of any such changes remains unclear. While we do not currently anticipate any significant adverse effects as a direct result of the application of the Affordable Care Act, as currently enacted or as it may be amended, to our business or on our company in its capacity as an employer, we are unable to predict what the indirect impacts will be on WebMD’s business through its effects on other healthcare industry participants, including pharmaceutical and medical device companies that are advertisers and sponsors of The WebMD Health Network and employers and health plans that license our WebMD Health Services platform. Healthcare industry participants may respond to uncertainties created by the potential statutory and regulatory changes to the Affordable Care Act by reducing their expenditures or postponing expenditure decisions, including expenditures for our services.

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

•	Other Factors Affecting the Demand for Our Advertising and Sponsorship Services. Advertiser and sponsor clients of The WebMD Health Network also include companies that provide over-the-counter drugs and other healthcare products, food and beverages, beauty products and other consumer products, particularly for products and services that relate to health, wellness, diet, fitness, lifestyle, safety and illness prevention, as well as clients such as retailers, pharmacies, hospitals, health insurance companies and government agencies. Revenues from these clients are more likely to reflect trends in general economic conditions than revenues from pharmaceutical, biotechnology and medical device companies. Accordingly, revenues from these clients may be subject to significant quarter-to-quarter variations and we may not be able to forecast those variations accurately. Our advertising and sponsorship services are subject to competition from numerous alternatives, including other Internet sites that focus on health-related content, Internet search engines, social media Internet sites, general interest consumer sites and traditional media. Such competition may result in smaller customer commitments or pressure to reduce prices, both of which could reduce our revenues and profit margins.

•	Considerations Regarding Traffic to The WebMD Health Network. Traffic to Medscape properties from physicians worldwide averaged approximately 8.7 million physician sessions per month in the second quarter of 2017, an increase of approximately 13% over the prior year period. Physicians generally come directly to Medscape properties, rather than through search. During the second quarter of 2017, an average of approximately 405,000 U.S. physicians were active on Medscape monthly. We also reach a total of approximately 2.0 million other healthcare professionals in the U.S. annually and a total of approximately 1.7 million physicians outside the U.S. annually.

According to comScore, The WebMD Health Network reached an average of approximately 73 million users per month in the U.S. (combining desktop and mobile users on a de-duplicated basis) in the second quarter of 2017, which was approximately the same as in the prior year period. In recent quarters, we have seen declines in the number of search referrals we have received from Google and this has impacted the aggregate traffic to our consumer sites. However, we have offset much of the decline with growth in direct sources of traffic.

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

•

Social Media and Video Initiatives.    Given the increasing prominence of social networks as important platforms for finding and consuming content, WebMD is working to enable users to more easily discover, share and interact with content from WebMD and Medscape, not just on our own Websites, but also in other online locations. Some of our initiatives are directed toward the creation of new content offerings that are tailored for specific social networks and platforms. Our strategy to extend our content and brand beyond The WebMD Health Network will, in some cases, allow us to drive people back to WebMD’s sites, where we can monetize that traffic as we do today; in other cases, we may be able to take advantage of new monetization opportunities as we engage with users outside of WebMD’s sites. Another key aspect of these initiatives is to create video content that is both highly engaging and easily sharable across social networks. We are also continuing to develop longer-form video offerings, such as our multi-episode clinical series, Medscape TV, which utilizes internationally recognized thought leaders to discuss important topics in medicine for a physician audience.

•	Trends Affecting Our Services for Employers and Health Plans. In response to increasing healthcare costs, public and private sector employers and health plans have been changing benefit plan designs to increase deductibles, co-payments and other out-of-pocket costs and taking other steps to motivate employees and plan participants to live healthier lives and use healthcare in a cost-effective manner. In connection with shifting greater responsibility for healthcare costs to employees and plan participants, employers and health plans are making available more health and benefits information and decision- support applications to help their employees and plan participants make informed decisions about treatment options, health risks, lifestyle choices and healthcare providers. Since lifestyle choices, including choices regarding nutrition, exercise and tobacco use, are key drivers of health and can dramatically impact risks for acquiring chronic, costly health conditions, employers and health plans seek to reduce demand for healthcare services by focusing on health and wellness initiatives for their employees and plan participants. We believe that, through our WebMD Health Services platform and related coaching and condition management services, we are well-positioned to play a role in this environment. Our services help employees and plan participants make more informed health and benefit decisions, positively change health behaviors, manage health conditions and lead healthier lives. Our strategy depends, in part, on increasing usage of our services by our employer and health plan clients’ employees and plan participants and being able to demonstrate a sufficient return on investment and other benefits for our clients from those services. Increasing such usage requires us to continue to develop new and updated applications, features and services.

•	International. Physicians and healthcare professionals from around the world access our content in English through Medscape. In addition, we publish Spanish, French, Portuguese and German language editions of Medscape through which healthcare professionals can access our content in those languages. We have also entered into collaborations with companies having expertise in a specific country or region to extend our reach. We plan to continue to pursue opportunities to expand the reach of our brands outside the United States, particularly with respect to our audiences of healthcare professionals. In certain markets outside the United States, we expect to accomplish this through partnerships or joint ventures with other companies having expertise in the specific country or region, while in other such markets we expect to rely primarily on our own internal resources.

•	Other Initiatives. We are pursuing, and intend to continue to identify, new business opportunities where our consumer and physician audiences and our resources can be leveraged to develop additional products and services. We may pursue initiatives to create new or enhanced revenue streams or, alternatively, to increase audience engagement even when we have not identified any potential related revenue stream. New business initiatives present risks and challenges that may be different from the ones we have faced in the past. In addition, later events may alter the risks that were evaluated at the time decisions are made on specific initiatives. Failure to effectively identify and assess new business initiatives and to successfully implement them may adversely affect our company and its prospects.

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

Background Information on Certain Significant Developments and Transactions

Stock Repurchases.    During 2016, we repurchased 456,218 shares of our Common Stock at an aggregate cost of $23,643 under our stock repurchase program and, on December 15, 2016, we completed a self-tender offer (which we refer to as the 2016 Self-Tender Offer) for our Common Stock and repurchased 2,000,000 shares at a price of $55.00 per share for a total cost of $110,413, which includes $413 of costs directly attributable to the purchase. We did not repurchase any shares of our Common Stock through our stock repurchase program during the six months ended June 30, 2016 or the six months ended June 30, 2017. As of June 30, 2017, $45,611 remained available for repurchases under our stock repurchase program.

Convertible Notes.    On January 11, 2011, we issued $400,000 aggregate principal amount of 2.50% Convertible Notes due 2018 (which we refer to as the 2.50% Notes) in a private offering. Unless previously converted, the 2.50% Notes will mature on January 31, 2018. Net proceeds from the sale of the 2.50% Notes were approximately $387,345, after deducting the related offering expenses, of which approximately $100,000 was used by us to repurchase 1,920,490 shares of WebMD Common Stock at a price of $52.07 per share, the last reported sale price of WebMD Common Stock on January 5, 2011, which repurchase settled on January 11, 2011. Interest on the 2.50% Notes is payable semi-annually on January 31 and July 31 of each year, commencing July 31, 2011. Under the terms of the 2.50% Notes, as adjusted in December 2016 following completion of the 2016 Self-Tender Offer, holders may surrender their 2.50% Notes for conversion into WebMD Common Stock at a conversion rate of 15.5854 shares of WebMD Common Stock per thousand dollars principal amount of the 2.50% Notes. This is equivalent to a conversion price of approximately $64.16 per share of Common Stock. In the aggregate, the 2.50% Notes were convertible into 6,234,160 shares of Common Stock as of December 31, 2016 and June 30, 2017. The conversion rate may be adjusted further under certain circumstances.

On March 14, 2011, we issued $400,000 aggregate principal amount of 2.25% Convertible Notes due 2016 (which we refer to as the 2.25% Notes) in a private offering. The 2.25% Notes matured on March 31, 2016 and the remaining outstanding principal amount of $102,682 was repaid.

On November 26, 2013, we issued $300,000 aggregate principal amount of 1.50% Convertible Notes due 2020 (which we refer to as the 1.50% Notes) in a private offering. Unless previously converted, the 1.50% Notes will mature on December 1, 2020. Net proceeds from the sale of the 1.50% Notes were approximately $291,823, after deducting the related offering expenses. Interest on the 1.50% Notes is payable semi-annually on June 1 and December 1 of each year, commencing June 1, 2014. Under the terms of the 1.50% Notes, as adjusted in December 2016 following completion of the 2016 Self-Tender Offer, holders may surrender their 1.50% Notes for conversion into WebMD Common Stock at a conversion rate of 19.0695 shares of Common Stock per thousand dollars principal amount of the 1.50% Notes. This is equivalent to a conversion price of approximately $52.44 per share of Common Stock. In the aggregate, the 1.50% Notes were convertible into 5,720,850 shares of Common Stock as of December 31, 2016 and June 30, 2017. The conversion rate may be adjusted further under certain circumstances.

On June 1, 2016, we issued $360,000 aggregate principal amount of 2.625% Convertible Notes due 2023 (which we refer to as the 2.625% Notes and collectively, with the 1.50% Notes and the 2.50% Notes, as the Notes) in a private offering. Unless previously converted, the 2.625% Notes will mature on June 15, 2023. Net proceeds from the sale of the 2.625% Notes were approximately $350,394, after deducting the related offering expenses. Interest on the 2.625% Notes is payable semi-annually on June 15 and December 15 of each year, commencing December 15, 2016. Under the terms of the 2.625% Notes, as adjusted in December 2016 following completion of the 2016 Self-Tender Offer, holders may surrender their 2.625% Notes for conversion into WebMD Common Stock at a conversion rate of 11.5389 shares of Common Stock per thousand dollars principal amount of the 2.625% Notes. This is equivalent to a conversion price of approximately $86.66 per share of Common Stock. In the aggregate, the 2.625% Notes were convertible into 4,154,004 shares of Common Stock as of December 31, 2016 and June 30, 2017. The conversion rate may be adjusted further under certain circumstances.

If the transactions contemplated by the Merger Agreement (the “Transactions”) are consummated, they would result in a “fundamental change” under the respective Indentures for the 1.50% Notes and the 2.625% Notes and in a “change in control” for purposes of the 2.50% Notes, and holders of the Notes would have the right to require repurchase of their Notes, as described above. In addition, holders of the Notes who convert them within certain designated time periods would, as a result of the consummation of the Transactions, be entitled to receive additional shares of WebMD Common Stock, in addition to what the holder would be entitled to pursuant to the applicable conversion rate (sometimes referred to as a “make-whole adjustment”) in accordance with the provisions of the respective Indentures for the Notes.

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

•	Long-Lived Assets. Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets arise from the acquisitions we have made. The amount assigned to intangible assets is subjective and based on fair value using exit price and market participant view, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill and indefinite-lived intangible assets, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill and indefinite-lived intangible assets, whenever indicators of impairment are present. We evaluate the carrying value of goodwill and indefinite-lived intangible assets annually, or whenever indicators of impairment are present. We test goodwill for impairment at the reporting unit level only when, after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value. Long-lived assets held for sale are reported at the lower of cost or fair value less cost to sell. There was no impairment of goodwill or indefinite-lived intangible assets in 2016 or during the six months ended June 30, 2017.

•	Stock-Based Compensation. Stock-based compensation expense for all share-based payment awards granted is determined based on the grant date fair value. The grant date fair value for stock options is estimated using the Black-Scholes Option Pricing Model. We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment awards. As of June 30, 2017, there was approximately $60,600 of unrecognized stock-based compensation expense (excluding any estimate for forfeitures) related to unvested stock options and restricted stock held by employees, which is expected to be recognized over a weighted-average period of approximately 2.7 years, related to our stock-based compensation plans. Effective January 1, 2017, we adopted ASU No. 2016-09, which revised the way we account for stock-based compensation. For a more detailed discussion, see “– Recent Accounting Pronouncements – Accounting Pronouncements Adopted During 2017” below.

•	Deferred Taxes. Our deferred tax assets are comprised primarily of net operating loss carryforwards and federal tax credits. These net operating loss carryforwards and federal tax credits may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. A portion of our net deferred tax assets, primarily those related to net operating losses in certain states and certain federal tax credits, are reserved for by a valuation allowance. Management determines the need for a valuation allowance by assessing the probability of realizing deferred tax assets, taking into consideration factors including historical operating results, expectations of future earnings and taxable income. Management will continue to evaluate the need for a valuation allowance in the future.

•	Tax Contingencies. Our tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by tax authorities. These potential exposures result from applications of various statutes, rules, regulations and interpretations. Our estimates of tax contingencies reflect assumptions and judgments about potential actions by taxing jurisdictions. We believe that these assumptions and judgments are reasonable. However, our accruals may change in the future due to new developments in each matter and the ultimate resolution of these matters may be greater or less than the amount that we have accrued. Consistent with our historical financial reporting, we have elected to reflect interest and penalties related to uncertain tax positions as part of the income tax provision.

Results of Operations

The following table sets forth our consolidated statements of operations data and expresses that data as a percentage of revenue for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	$	% (a)	$	% (a)	$	% (a)	$	% (a)
Revenue	$176,024	100.0	$167,583	100.0	$330,082	100.0	$326,136	100.0
Cost of operations	70,762	40.2	65,788	39.3	134,263	40.7	128,301	39.3
Sales and marketing	37,431	21.3	35,614	21.3	73,439	22.2	69,370	21.3
General and administrative	22,786	12.9	23,983	14.3	45,405	13.8	47,739	14.6
Depreciation and amortization	7,608	4.3	7,672	4.6	14,669	4.4	15,159	4.6
Interest income	1,939	1.1	367	0.2	3,892	1.2	573	0.2
Interest expense	7,037	4.0	5,265	3.1	14,103	4.3	10,365	3.2
Transaction expense	2,103	1.2	—	—	2,798	0.8	—	—
Other income	562	0.3	—	—	995	0.3	—	—

Income before income tax provision	30,798	17.5	29,628	17.7	50,292	15.2	55,775	17.1
Income tax provision	11,887	6.8	11,848	7.1	19,048	5.8	22,277	6.8

Net income	$18,911	10.7	$17,780	10.6	$31,244	9.5	$33,498	10.3

(a)	Amounts may not add due to rounding.

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

The following table is a summary of our non-cash expenses included in the respective statements of operations captions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock-based compensation expense included in:
Cost of operations	$1,514	$1,140	$3,090	$2,430
Sales and marketing	1,898	1,382	3,675	2,944
General and administrative	5,500	5,350	11,170	11,026

Total stock-based compensation expense	$8,912	$7,872	$17,935	$16,400

Three and Six Months Ended June 30, 2017 and 2016

The following discussion is a comparison of our results of operations for the three and six months ended June 30, 2017 and 2016.

Revenue

Our total revenue increased 5.0% and 1.2% to $176,024 and $330,082 for the three and six months ended June 30, 2017, respectively, from $167,583 and $326,136 in the prior year periods. The increases were due to increases in advertising and sponsorship revenue of $10,302 and $9,341, and increases in information services revenue of $1,121 and $1,303, which were offset by decreases in health services revenue of $2,982 and $6,698 for the three and six months ended June 30, 2017, respectively, over the prior year periods. A more detailed discussion regarding changes in these revenue groupings is included below under “– Supplemental Financial and Operating Information.”

Costs and Expenses

Cost of Operations.    Cost of operations was $70,762 and $134,263 for the three and six months ended June 30, 2017, respectively, compared to $65,788 and $128,301 in the prior year periods. As a percentage of revenue, cost of operations was 40.2% and 40.7% for the three and six months ended June 30, 2017, compared to 39.3% for both the three and six months ended June 30, 2016. Included in cost of operations were non-cash expenses related to stock-based compensation of $1,514 and $3,090 for the three and six months ended June 30, 2017, respectively, compared to $1,140 and $2,430 in the prior year periods. Cost of operations, excluding such non-cash expenses, was $69,248 and $131,173, or 39.3% and 39.7% of revenue for the three and six months ended June 30, 2017, compared to $64,648 and $125,871, or 38.6% of revenue for both of the prior year periods. The increase in absolute dollars for the three and six months ended June 30, 2017 compared to the prior year periods was primarily attributable to the increased expense associated with the delivery of our advertising and sponsorship programs and the operations of our Websites. The increase in cost of operations as a percentage of revenue during the three and six months ended June 30, 2017, compared to the prior year periods was due to slightly higher cost of operations in the current year periods which were not offset by similar percentage increases in revenue.

Sales and Marketing.    Sales and marketing expense was $37,431 and $73,439 for the three and six months ended June 30, 2017, respectively, compared to $35,614 and $69,370 in the prior year periods. As a percentage of revenue, sales and marketing expense was 21.3% and 22.2% for the three and six months ended June 30, 2017, compared to 21.3% for both the three and six months ended June 30, 2016. Included in sales and marketing expense were non-cash expenses related to stock-based compensation of $1,898 and $3,675 for the three and six months ended June 30, 2017, respectively, compared to $1,382 and $2,944 in the prior year periods. Sales and marketing expense, excluding such non-cash expenses, was $35,533 and $69,764 for the three and six months ended June 30, 2017, respectively, or 20.2% and 21.1% of revenue, compared to $34,232 and $66,426, or 20.4% of revenue for the prior year periods. The increase absolute dollars for the three and six months ended June 30, 2017 compared to the prior year periods was primarily due to an increase in personnel related expenses.

General and Administrative.    General and administrative expense was $22,786 and $45,405 for the three and six months ended June 30, 2017, respectively, compared to $23,983 and $47,739 in the prior year periods. As a percentage of revenue, general and administrative expense was 12.9% and 13.8% for the three and six months ended June 30, 2017, respectively, compared to 14.3% and 14.6% for the prior year periods. Included in general and administrative expense were non-cash expenses related to stock-based compensation of $5,500 and $11,170 for the three and six months ended June 30, 2017, respectively, compared to $5,350 and $11,026 in the prior year periods. General and administrative expense, excluding such non-cash expenses, was $17,286 and $34.235 for the three and six months ended June 30, 2017, respectively, or 9.8% and 10.4% of revenue, compared to $18,633 and $36,713, or 11.1% and 11.3% of revenue in the prior year periods. The decrease in general and administrative expense for the three and six months ended June 30, 2017 compared to the prior year periods, was primarily due to lower personnel related expenses related to the September 2016 departures of our former Chief Executive Officer and our former Chief Financial Officer.

Depreciation and Amortization.    Depreciation and amortization expense was $7,608 and $14,669 for the three and six months ended June 30, 2017, respectively, compared to $7,672 and $15,159 in the prior year periods.

Interest Income.    Interest income was $1,939 and $3,892 for the three and six months ended June 30, 2017, respectively, compared to $367 and $573 in the prior year periods. The increases in interest income during the three and six months ended June 30, 2017 resulted from higher average rates of return on our investments as well as higher average investment balances during these periods due to the net proceeds from the issuance of the 2.625% Notes on June 1, 2016.

Interest Expense.    Interest expense was $7,037 and $14,103 for the three and six months ended June 30, 2017, respectively, compared to $5,265 and $10,365 in the prior year periods. These amounts included non-cash interest expense, related to the amortization of debt issuance costs for convertible debt, of $1,075 and $2,154 for the three and six months ended June 30, 2017, respectively, compared to $853 and $1,750 in the prior year periods. The increase in interest expense for the three and six months ended June 30, 2017, compared to the prior year periods, was primarily due to the issuance of our 2.625% Notes on June 1, 2016.

Transaction Expense.    Transaction expense of $2,103 and $2,798 during the three and six months ended June 30, 2017 represents professional services fees incurred in connection with the process conducted by our Board of Directors to explore strategic alternatives for our Company.

Other Income.    Other income of $562 for the three months ended June 30, 2017 represents a gain recognized on the sale of certain property. Other income during the six months ended June 30, 2017 also includes an adjustment of $433 to finalize severance and related expenses in connection with the September 2016 departure of our former Chief Executive Officer.

Income Tax Provision.    The income tax provision was $11,887 and $19,048 for the three and six months ended June 30, 2017, respectively, compared to $11,848 and $22,277 in the prior year periods. During the three and six months ended June 30, 2017, the income tax provision represented 38.6% and 37.9% of pre-tax income, respectively. During the three and six months ended June 30, 2016, the income tax provision represented 40.0% and 39.9% of pre-tax income, respectively. The effective tax rates for the three and six months ended June 30, 2017 were lower than the prior year periods, due in part to the adoption of ASU No. 2016-09 on January 1, 2017, which revised the way we account for excess tax benefits on stock-based awards. For a more detailed discussion, see “– Recent Accounting Pronouncements – Accounting Pronouncements Adopted During 2017” below.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Advertising and sponsorship
Biopharma and medical device	$110,283	$100,620	$199,763	$189,305
OTC, CPG and other	31,766	31,127	63,764	64,881

	142,049	131,747	263,527	254,186
Health services	25,650	28,632	50,189	56,887
Information services	8,325	7,204	16,366	15,063

	$176,024	$167,583	$330,082	$326,136

Net income	$18,911	$17,780	$31,244	$33,498

Interest, taxes, non-cash and other items
Interest income	(1,939)	(367)	(3,892)	(573)
Interest expense	7,037	5,265	14,103	10,365
Income tax provision	11,887	11,848	19,048	22,277
Depreciation and amortization	7,608	7,672	14,669	15,159
Non-cash stock-based compensation	8,912	7,872	17,935	16,400
Transaction expense	2,103	—	2,798	—
Other income	(562)	—	(995)	—

Earnings before interest, taxes, non-cash and other items (Adjusted EBITDA)	$53,957	$50,070	$94,910	$97,126

The following discussion is a comparison of the results of operations for our groups of revenue and our Adjusted EBITDA for the three and six months ended June 30, 2017 and 2016.

Advertising and Sponsorship.    Advertising and sponsorship revenue was $142,049 and $263,527 in the three and six months ended June 30, 2017, respectively, increases of $10,302 and $9,341, or 7.8% and 3.7% from the prior year periods. The increases in revenue for the three and six months ended June 30, 2017 over the prior year periods were primarily attributable to the increased adoption of our advertising and sponsorship offerings by biopharma and medical device companies, which represented increases of $9,663 and $10,458, respectively. In general, pricing remained relatively stable for our advertising and sponsorship offerings and was not a significant source of the revenue increase.

Health Services.    Health services revenue was $25,650 and $50,189 in the three and six months ended June 30, 2017, respectively, decreases of $2,982 and $6,698, or 10.4% and 11.8% from the prior year periods. The decrease for the three and six months ended June 30, 2017 was primarily attributable to a lower customer count in 2017 compared to a year ago. In general, pricing remained relatively stable for our WebMD Health Services platform and related services and was not a significant source of the revenue decrease. The number of customers using our WebMD Health Services platform at June 30, 2017 was 71 compared to 86 customers using our WebMD Health Services platform at June 30, 2016.

Information Services.    Information services revenue was $8,325 and $16,366 in the three and six months ended June 30, 2017, respectively, increases of $1,121 and $1,303, or 15.6% and 8.7% from the prior year periods. The increases were attributable to an increase in the number of customers licensing our information services and an increase in the rates charged for our information services.

Adjusted EBITDA.    Adjusted EBITDA was $53,957 and $94,910 during the three and six months ended June 30, 2017, respectively, compared to $50,070 and $97,126 in the prior year periods. As a percentage of revenue, Adjusted EBITDA was 30.7% and 28.8% of revenue in the three and six months ended June 30, 2017, respectively, compared to 29.9% and 29.8% of revenue in the prior year periods. The increase in Adjusted EBITDA as a percentage of revenue during the three months ended June 30, 2017, compared to the year ago period was due to slightly higher expenses in the current year which were not offset by a similar percentage increase in revenue.

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

Liquidity and Capital Resources

As of June 30, 2017, we had $662,684 of cash and cash equivalents, investments in short-term treasury securities of $447,403 and working capital of $677,190. Our operating cash flows are affected by the timing of each period end in relation to items such as payments received from customers, payments made to vendors, the timing of interest payments related to our convertible notes, and internal payroll and billing cycles, as well as the seasonality within our business. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Cash provided by operating activities during the six months ended June 30, 2017 was $122,243, which related to net income of $31,244, adjusted for a non-cash income tax provision of $17,184 related to deferred income taxes, a gain on sale of property and equipment of $562 and other non-cash expenses of $34,758, which include depreciation and amortization expense, non-cash interest expense and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities increased operating cash flow by $39,619, primarily due to a decrease in accounts receivable of $29,529 and an increase in deferred revenue of $30,195, which was offset by an increase in prepaid and other assets of $10,116 and a decrease in accrued liabilities of $9,989.

Cash provided by operating activities during the six months ended June 30, 2016 was $102,616, which related to net income of $33,498, adjusted for a non-cash income tax provision of $19,766 related to deferred income taxes and other non-cash expenses of $33,309, which include depreciation and amortization expense, non-cash interest expense and non-cash stock-based compensation expense. Additionally, changes in operating assets and liabilities resulted in an increase in cash of $16,043, primarily due to cash provided as a result of a decrease in accounts receivable of $15,824, an increase in deferred revenue of $14,586, and a decrease in prepaid and other assets of $785, which was offset by cash used as a result of a decrease in accrued liabilities of $15,152.

Cash provided by investing activities was $38,310 for the six months ended June 30, 2017 compared to cash used in investing activities of $967,410 during the six months ended June 30, 2016. During the six months ended

June 30, 2017, cash of $498,332 was provided from maturities of short-term investments, which was offset by purchases of short-term investments of $446,042. We used $948,078 of cash to purchase short-term investments during the six months ended June 30, 2016. We used $14,832 in connection with purchases of property and equipment in the six months ended June 30, 2017, compared to $19,858 of property and equipment purchases in the prior year period. Also included in investing activities in the six months ended June 30, 2017 was the receipt of $852 of cash related to the sale of property and equipment and in the six months ended June 30, 2016 we received $526 related to the partial redemption of a cost-method investment.

Cash provided by financing activities was $9,707 and $293,174 in the six months ended June 30, 2017 and 2016, respectively. During the six months ended June 30, 2017 and 2016, we received cash proceeds of $14,124 and $49,412, respectively, related to the exercise of stock options, and used cash of $4,417 and $3,810, respectively, for withholding taxes on stock-based awards. Additionally, during the six months ended June 30, 2016, we received $350,254 in net proceeds related to the issuance of our 2.625% Notes, and we used cash of $102,682 to repay our 2.25% Notes which matured on March 31, 2016.

Potential future uses of cash include repurchases of our Common Stock, payments related to the January 2018 maturity of our 2.50% Notes and our anticipated capital expenditure requirements for 2017. Our capital expenditure requirements for 2017, which we estimate to be approximately $25 million to $30 million (of which, approximately $10 million to $15 million will be in the second half of 2017), primarily relate to improvements that will be deployed across our Websites in order to enable us to service future growth in unique users and page views, as well as to create new sponsorship areas for our customers, and to improve the systems used to provide our WebMD Health Services platform.

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

The above discussion of our liquidity and capital resources does not reflect the transactions contemplated by the Merger Agreement. See “Introduction – Pending Acquisition of WebMD by Internet Brands” above for information regarding the Merger Agreement and those transactions. The cash and investments of WebMD are included, along with Parent’s committed equity and debt financing, in the sources of funds for the consummation of those transactions, including: the acquisition of the outstanding shares of WebMD Common Stock through those transactions and the Merger; any prepayment, repayment, refinancing or conversion of debt contemplated by the Merger Agreement, including in respect of convertible notes issued by WebMD; amounts payable in respect of equity awards granted by WebMD; and fees and expenses in connection with the transactions.

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

The adoption of ASU No. 2016-09 primarily resulted in the following:

•	Net operating losses related to excess tax benefits on stock-based awards are now recognized as deferred tax assets on the balance sheet and are subject to a valuation allowance if the asset is not realizable. Effective January 1, 2017, we recorded a net cumulative-effect adjustment to increase retained earnings and increase deferred tax assets by $204,475 related to the recognition of the previously unrecognized tax benefits.

•	On a prospective basis, excess tax benefits and deficiencies generated when stock awards vest or settle are no longer recognized in equity but are instead recognized as a reduction or increase to the income tax provision, subject to a valuation allowance if the deduction is not realizable. During the three and six months ended June 30, 2017, we recorded decreases to our income tax provision of $289 and $556, respectively, reflecting the recognition of excess tax benefits for stock-based awards that vested or were settled during the periods.

•	Excess tax benefits on stock-based awards are now presented as an operating activity rather than as a financing activity within the consolidated statements of cash flows. We elected to retrospectively adopt the classification change in the statements of cash flows. Accordingly, $16,457 in excess tax benefits on stock-based awards for the six months ended June 30, 2016 were reclassified from financing activities to operating activities to conform with the current year presentation.

•	We have elected to account for forfeitures of stock-based awards as they occur, rather than estimate expected forfeitures. Effective January 1, 2017, we recorded a net cumulative-effect adjustment to decrease retained earnings and increase additional paid-in capital by $1,947, reflecting the previously unrecognized compensation expense due to estimated forfeitures.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The revised guidance requires an entity to apply modification accounting provisions if the value, vesting conditions or classification of the award changes. The revised guidance must be applied on a prospective basis and is effective for us beginning in the quarter ending March 31, 2018, with early adoption permitted. We have not yet determined the impact the revised guidance will have on our consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal and maintain adequate liquidity.

The value of our cash and cash equivalents, which was $662.7 million at June 30, 2017, is not subject to changes in interest rates. The value of our investments, which was $447.4 million at June 30, 2017, is subject to changes in interest rates; however, due to the short-term nature of these investments, any changes are not expected to be material.

The 2.50% Notes, the 1.50% Notes and the 2.625% Notes have fixed interest rates; therefore, changes in interest rates will not impact our results of operations or financial position.

Exchange Rate Sensitivity

Substantially all of our revenues and expenses are denominated in United States dollars; however, a portion of the revenue from our international operations was contracted in foreign currencies. The impact of changes in exchange rates for three and six months ended June 30, 2017 and 2016 has been reflected in our results of operations and was not material, and future changes in exchange rates are not expected to have a material impact on our results of operations or financial position.

ITEM 4.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), WebMD management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of WebMD’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2017. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that WebMD’s disclosure controls and procedures were effective as of June 30, 2017.

In connection with the evaluation required by Exchange Act Rule 13a-15(d), WebMD management, including the Chief Executive Officer and the Chief Financial Officer, concluded that there were no changes in WebMD’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, WebMD’s internal control over financial reporting.

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

Risks Related to the Pending Acquisition of WebMD by Internet Brands

We will be subject to business uncertainties while the acquisition of WebMD by Internet Brands is pending

While the acquisition of WebMD by Internet Brands (which we refer to below as the Transaction) is pending, uncertainty about the effect of the Transaction may impact our ability to attract, retain and motivate key personnel and could cause customers, vendors and other third parties to seek to terminate or modify their business relationships with us. Although we intend to take steps designed to reduce any business uncertainties from the pending Transaction, those steps may not be effective. If we are unable to attract or retain qualified employees, or if customers, vendors or other third parties terminate or otherwise seek to terminate or modify their relationships with us, it could adversely affect our business, financial condition and results of operations. In addition, integration planning while the Transaction is pending could place a significant burden on management, employees and other internal resources, which could otherwise have been devoted to pursuing other business opportunities. We could also be involved in litigation relating to the Transaction, which could be costly and disruptive to our business.

Failure to complete the Transaction could negatively impact our business and our stock price

The completion of the Transaction is subject to a number of conditions, including: WebMD’s stockholders tendering a sufficient number of shares; receipt of required regulatory approvals in the United States, Germany and Austria or the expiration or termination of the applicable waiting period with respect thereto; and the absence of a material adverse effect on WebMD. Failure to satisfy these and other conditions may delay or preclude our ability to complete the Transaction. If the Transaction is not completed, whether due to the failure to satisfy required closing conditions or otherwise, our business and stock price could be negatively affected. In addition, we will have incurred substantial transaction costs, without our stockholders receiving the benefits of the Transaction.

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

Our revenue from the stand-alone products and services that utilize data under the current Change Healthcare license is highly profitable and is reported net of the royalties and commissions that we pay to Change Healthcare or others. Our license agreement with Change Healthcare will expire in early February 2018, and we expect that if such agreement is replaced with new third-party data sources, the terms of any such replacement license would not be as favorable to us as those in the current agreement. In addition, as described in Note 6 to the consolidated financial statements included in this Quarterly Report, Change Healthcare filed a lawsuit in April 2017 challenging WebMD’s rights under the license agreement to continue to use the data delivered to WebMD during the term of the agreement after the agreement’s expiration in early February 2018. We are exploring other sources of third-party data and uses of our first party data to generate additional revenue streams, but we are early in that process. Accordingly, we expect that the sales of, and the profits generated by, our information services business will be materially adversely affected by the expiration, in early February 2018, of our license agreement with Change Healthcare.

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

Contractual relationships with governmental customers may impose special burdens on us and provide special benefits to those customers, including the right to change or terminate the contract in response to budgetary constraints or policy changes

A portion of our revenues comes from customers that are governmental agencies or vendors to such agencies. Government contracts and subcontracts may be subject to some or all of the following:

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

•	changes in the design of health insurance plans or governmental programs that pay for healthcare products and services;

•	the timing of FDA (or European or other national regulatory authority) approvals for new products or for new approved indications or uses for existing products and any decrease in the number or significance of new drugs, biological products or medical devices coming to market or new approved uses for existing products;

•	the timing of FDA (or European or other national regulatory authority) approvals of generic products that compete with existing brand name products and any increase in the number or significance of such approvals or of withdrawals of brand name products from the market;

•	the timing of FDA (or European or other national regulatory authority) approvals of biosimilars to approved biological products and any increase in the number or significance of such approvals or of withdrawals of biological products from the market; and

•	decreases in marketing expenditures by pharmaceutical or medical device companies, including as a result of governmental regulation or private initiatives that discourage, restrict or prohibit advertising, sponsorship or educational activities by pharmaceutical or medical device companies or that discourage, restrict or prohibit their use of online services for some or all such activities.

In addition, our customers’ expectations regarding pending or potential industry developments may also affect their budgeting processes and spending plans with respect to products and services of the types we provide. Federal and state governments have increased scrutiny of pricing practices for prescription drugs and biological products in recent years. The heightened scrutiny could potentially lead to additional pricing regulations or other changes in how those products are distributed and the roles played by various industry participants in that distribution. We cannot predict the effect that such scrutiny or any resulting changes may have on the marketing plans of our customers in future periods or their future use of our services.

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

One law in particular with a significant impact on the healthcare industry is the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (which we refer to as the Affordable Care Act), which was signed into law in March 2010. The Affordable Care Act made extensive changes to the system of healthcare insurance and benefits in the U.S. There may be additional legislative and regulatory changes, including the potential repeal and replacement of key portions of the Affordable Care Act. However, the nature and scope of any such changes remains unclear. While we do not currently anticipate any significant adverse effects on WebMD as a direct result of the application of the Affordable Care Act, as currently enacted or as it may be amended, to our business or on our company in its capacity as an employer, we are unable to predict what the indirect impacts will be on WebMD’s business through its effects on other healthcare industry participants, including pharmaceutical and medical device companies that are advertisers and sponsors of The WebMD Health Network and employers and health plans that license our WebMD Health Services platform. Healthcare industry participants may respond to the Affordable Care Act or to uncertainties created by the potential statutory and regulatory changes by reducing their expenditures or postponing expenditure decisions, including expenditures for our services, which could have a material adverse effect on our business.

Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies

The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Existing and new laws and regulations affecting the healthcare industry could create unexpected liabilities for us, could cause us to incur additional costs and could restrict our operations. Many healthcare laws are complex, and their application to specific products, services, and business arrangements may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services that we provide. However, these laws and regulations may nonetheless be applied to our products, services, and business arrangements. Our failure to accurately anticipate the application of these laws and regulations, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our business. Even in areas where we are not subject to healthcare regulation directly, we may become involved in governmental actions or investigations through our relationships with customers that are regulated, and participation in such actions or investigations, even if we are not a party and not the subject of an investigation, may cause us to incur significant expenses. Some of the risks we face from healthcare regulation are as follows:

•	U.S. Regulation of Drug and Medical Device Advertising and Promotion. The WebMD Health Network provides services involving advertising and promotion of prescription and over-the-counter drugs and medical devices and claims of nutritional supplements. If the FDA or the Federal Trade Commission (FTC) finds that any of our products and services or any information on The WebMD Health Network, in our mobile applications, or in WebMD Magazine violates applicable laws, regulations or guidance documents, they may take administrative or judicial action against us and/or the advertiser or sponsor of that information. State attorneys general may take similar action based on their respective states’ consumer protection statutes. Any increase or change in regulation of drug or medical device advertising and promotion, especially if it relates to promotional activities involving the Internet or social media, could make it more difficult for us to contract for sponsorships and advertising and could have a material adverse effect on our revenues and results of operations. We cannot predict how our customers or others in the industry might implement regulations or guidance in the future or how its implementation might affect our business. Private industry initiatives have resulted in voluntary restrictions, which advertisers and sponsors have agreed to follow. In December 2016, Congress passed the 21st Century Cures Act (the Cures Act) which contained a number of provisions designed to speed development of innovative therapies, to provide public science funding, and to adjust how the FDA evaluates new medical products and new indications for existing prescription drugs and devices. The FDA is developing plans for implementing the Cures Act. Accordingly, it is difficult to predict what effect, if any, the Cures Act might have on our business.

•	Non-U.S. Regulation of Drug and Medical Device Advertising and Promotion. To the extent that The WebMD Health Network reaches users outside of the United States, our Websites may be required to comply with the national laws of the respective countries whose users they address. In many countries, the advertising of prescription drugs to the general public is not allowed and, accordingly, these countries generally require access restrictions for Websites that contain such advertisements, which are only allowed to be addressed to healthcare professionals. In addition, there are laws and regulations regarding the use of indirect or disguised marketing, and regarding the offering and providing of gifts or benefits with promotional purpose that are not of minor value.

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

•

Regulation of Mobile Medical Applications and Other Mobile Health Technology. The FDA has issued guidance regarding mobile medical applications and other mobile health technology, clarifying the agency’s intent to regulate only those applications that meet the agency’s definition of “device” and could pose a risk to patients’ safety if they fail to work as intended. The FDA is exercising enforcement discretion with respect to certain lower risk mobile applications that meet the device definition, such as those that maintain or encourage a general state of health or a healthy activity. Mobile applications that do not meet the device definition are beyond the FDA’s jurisdiction and, accordingly, are not subject to the agency’s oversight. In February 2015, the FDA issued guidance stating it would refrain from exercising enforcement over certain products that promote health or healthy lifestyles that reduce the risk or impact of certain diseases or conditions. The Cures Act identifies specific categories of medical software that will not be regulated as medical devices. The FDA is developing guidance to further clarify its position on the scope of regulation for mobile health technologies. Based on the new legislation and the FDA’s current policies, we believe that none of our existing online services and mobile applications are subject to regulation as a medical device under applicable FDA regulations. We are required to determine whether FDA regulations would apply to any of our applications and the FDA could disagree with our determination. It is also possible that products or services that we may offer in the future could subject us to such regulation or that current rules could change or be interpreted to apply to some of our existing online services or mobile applications. We cannot predict what effect, if any, the new legislation or policies might have on our business but we will closely monitor the changes. In addition, it is possible that our mobile health offerings could fall under the scope of the FTC Act, the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health (HITECH) Act of 2009, or state consumer protection statutes. In April 2016, the FTC released a web-based tool in conjunction with the U.S. Department of Health and Human Services (HHS), Office of National Coordinator for Health Information Technology (ONC) and Office for Civil Rights (OCR), and the FDA, to help mobile application developers determine which federal privacy laws might apply to their applications. State attorneys general recently have enforced state consumer protection statutes against mobile health developers. At the same time, the FTC released guidance aimed at mobile health developer compliance with the FTC Act. In February 2016, OCR posted guidance on its mHealth Developer Portal regarding scenarios in which HIPAA might apply to mobile health applications. Complying with such rules and regulations could be burdensome and expensive and could delay our introduction of new services or applications.

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

In Europe, transfers of EU individuals’ personal data from EU member states to countries not recognized as having adequate protections for personal data, which includes the U.S., are now regulated by the Directive 95/46/EC and its national implementations. The U.S.-EU Safe Harbor Framework, previously used widely to legitimize transfers of personal data from the EU to the U.S, was declared invalid in 2015. On July 12, 2016, the European Commission adopted the EU-U.S. Privacy Shield to replace the U.S.-EU Safe Harbor Framework. The Privacy Shield is intended to protect the fundamental rights of anyone in the EU whose personal data are transferred to the U.S. to a Privacy-Shield certified organization. U.S. companies that self-certify to meeting the requirements of the new framework are required to among other things post a privacy policy on their Websites, and are required to reply promptly to any complaints. We are continuing to assess the need for, and form of any transfer mechanism we may use. Criminal sanctions in Europe for violations of national implementations of the data protection Directive 95/46/EC and of the e-Privacy Directive 2002/58/EC are rarely imposed, though national implementations provide for both criminal and administrative sanctions. For example, France provides for administrative fines of up to 3,000,000 Euros in case of illegal collection or processing of personally identifiable information. Under the General Data Protection Regulation (GDPR), a European-side privacy regulation that will be fully enforceable by May 25, 2018 and which, among other things (as described below), contains similar regulation of cross-border personal data transfers, there will be fines of up to 10,000,000 Euros or up to 2% of the global sales (whichever is higher) for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of the global sales (whichever is higher) for more serious offenses.

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

In Europe, Directive 2009/136/EC of the European Parliament and of the Council requires the user’s full information and consent prior to the installation and use of any so-called “cookie” on a user’s computer. This Directive has been implemented differently, if at all, in member states of the European Union and national requirements to remain compliant with the respective laws may vary. Nevertheless, the provisions of this directive, whether or not effectively implemented in national laws, are now applicable in all the member states of the European Union and enforcement actions are now being considered by local data protection authorities. In January 2017, the European Commission proposed a new EU-wide regulation to replace Directive 2009/136/EC, which if enacted, may impose new privacy requirements for electronic communications, including the use of “cookies” and similar technologies on a user’s computer or mobile device. Separately, under the GDPR, various new requirements relating to Internet privacy will apply, including for users’ consent for offline and online marketing. European privacy regulators will likely continue to publish guidance on GDPR requirements throughout 2017. In addition, the GDPR and recent case law in some European countries will increase the likelihood of the applicability of European law to entities established outside the European Union but processing data of European data subjects.

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

Government authorities continue to examine pharmaceutical companies’ financial support of CME including public reporting requirements as they relate to payments and transfers of value made to physician speakers and faculty involved in CME activities. These authorities’ interpretation of these reporting requirements, which has been evolving and may continue to change, could affect pharmaceutical companies’ views of their reporting obligations with respect to payments in support of physician speakers and faculty for CME activities. In implementing internal controls and procedures that promote adherence to applicable regulations and requirements, supporters of CME may interpret the regulations and requirements differently and may implement varying procedures or requirements. These regulations and requirements are subject to change, and the related internal controls and procedures:

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

In November 2008, HLTH repurchased shares of its common stock in a self-tender offer. The self-tender offer resulted in a cumulative change of more than 50% of the ownership of HLTH’s capital, as determined under rules prescribed by Section 382 of the Code and applicable Treasury regulations. As a result of this ownership change, there is an annual limitation imposed on the amount of the NOL carryforwards and federal tax credits existing at the time of the ownership change that we may use to offset income in each tax year following the ownership change.

In December 2016, WebMD repurchased shares of its common stock in a self-tender offer (the “2016 Self-Tender Offer”). Completion of the 2016 Self-Tender Offer may increase the possibility of another ownership change, which could decrease the existing annual limitation and would apply to all NOL carryforwards and tax credits generated prior to this potential new ownership change.

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

(c) The following table provides information about purchases by WebMD during the three months ended June 30, 2017 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
4/1/17 - 4/30/17	7,716	$54.82	—	$45,611,058
5/1/17 - 5/31/17	551	$54.81	—	$45,611,058
6/1/17 - 6/30/17	6,114	$58.58	—	$45,611,058

Total	14,381	$56.42	—

(1)	Represents shares withheld from WebMD Restricted Common Stock that vested during the respective periods in order to satisfy withholding tax requirements related to the vesting of the awards. The value of these shares was determined based on the closing price of WebMD Common Stock on the date of vesting.

(2)	In August 2011, a stock repurchase program (the “Program”) was established through which WebMD was authorized to use up to $75,000,000 to purchase shares of its Common Stock. Increases to the Program of $75,000,000, $50,000,000, $40,000,000, $30,000,000, $23,895,440, $27,450,843 and $35,197,847 were authorized in October 2011, February 2014, March 2014, April 2014, November 2014, September 2015 and September 2016, respectively. For additional information, see Note 4 to the consolidated financial statements included in this Quarterly Report.

ITEM 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBMD HEALTH CORP.

By:	/s/ BLAKE DESIMONE
Blake DeSimone
Executive Vice President and
Chief Financial Officer

Date: August 3, 2017

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among MH Sub I, LLC, Diagnosis Merger Sub, Inc. and WebMD Health Corp., dated as of July 24, 2017 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 26, 2017)*

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on October 23, 2009 (Reg. No. 333-162651))

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 26, 2017)

10.1	WebMD Health Corp. Amended and Restated 2005 Long-Term Incentive Plan, as amended effective June 1, 2017 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2017)**

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1	Section 1350 Certification of Chief Executive Officer of Registrant

32.2	Section 1350 Certification of Chief Financial Officer of Registrant

99.1	Explanation of Non-GAAP Financial Measures

99.2	Excerpt from the Registrant’s Current Report on Form 8-K filed on July 26, 2017

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Schedules omitted pursuant to item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

**	Agreement relates to executive compensation.

E-1